Form 10-Q
period 2002-09-30
QLT INC/BC
filed 2002-11-13
CIK 827809

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2002

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-17082

                                    QLT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      BRITISH COLUMBIA, CANADA                            N/A
  --------------------------------         ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  887 GREAT NORTHERN WAY, VANCOUVER, B.C., CANADA                 V5T 4T5
---------------------------------------------------         -------------------
      (Address of principal executive offices)                   (Zip code)

       Registrant's telephone number, including area code: (604) 707-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 5, 2002 the registrant had 68,298,119 outstanding Common Shares.

                                    QLT INC.

                         QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2002

                               TABLE OF CONTENTS

ITEM                      PART I - FINANCIAL INFORMATION                                                      PAGE
----                                                                                                          ----
1.          FINANCIAL STATEMENTS.............................................................................   1

              Consolidated Balance Sheets as of
              September 30, 2002 and December 31, 2001.......................................................   1

              Consolidated Statements of Operations and Deficit for the three months and nine months ended
              September 30, 2002 and September 30, 2001......................................................   2

              Consolidated Statements of Cash Flows for the three months and nine months ended
              September 30, 2002 and September 30, 2001......................................................   3

              Notes to the Consolidated Financial Statements.................................................   5

2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................................................  17

3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................  25

4.          CONTROLS AND PROCEDURES..........................................................................  25

                          PART II - OTHER INFORMATION

1.          LEGAL PROCEEDINGS................................................................................  26

2.          CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................  28

3.          DEFAULTS UPON SENIOR SECURITIES..................................................................  28

4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................  28

5.          OTHER INFORMATION................................................................................  28

6.          EXHIBITS AND REPORTS ON FORM 8-K.................................................................  28

-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

QLT INC.
CONSOLIDATED BALANCE SHEETS

=============================================================================================================
(In thousands of Canadian dollars)                               SEPTEMBER 30, 2002         December 31, 2001
-------------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $ 152,931                 $  112,073
     Short-term investment securities                                   151,535                    148,307
     Accounts receivable (Note 4)                                        40,519                     41,390
     Inventories (Note 5)                                                57,713                     61,509
     Current portion of future income tax assets                         21,011                     30,111
     Other                                                                1,728                      4,020
-------------------------------------------------------------------------------------------------------------
                                                                        425,437                    397,410

LONG-TERM INVESTMENTS AND ADVANCES                                       16,755                     14,696
PROPERTY AND EQUIPMENT                                                   55,847                     57,662
INTANGIBLE ASSETS                                                        13,623                     15,948
FUTURE INCOME TAX ASSETS                                                 28,314                     30,595
-------------------------------------------------------------------------------------------------------------

                                                                      $ 539,976                 $  516,311
=============================================================================================================

LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                 $   8,886                 $   16,265
     Accrued liabilities (Note 7)                                         7,708                     11,967
     Deferred revenue                                                    21,425                     11,977
-------------------------------------------------------------------------------------------------------------
                                                                         38,019                     40,209

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 8)
     Authorized
        5,000,000 first preference shares without par value, issuable in series
        500,000,000 common shares without par value

     Issued and outstanding
         Common shares                                                  535,031                    530,404
             September 30, 2002 - 68,274,569
             December 31, 2001 - 67,991,179

ACCUMULATED DEFICIT                                                     (33,074)                   (54,302)
-------------------------------------------------------------------------------------------------------------
                                                                        501,957                    476,102

-------------------------------------------------------------------------------------------------------------

                                                                      $ 539,976                 $   516,311
=============================================================================================================

CONTINGENCIES (Note 13)
See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

=========================================================================================================================

                                                                       Three months ended             Nine months ended
                                                                          September 30,                 September 30,
                                                                  -------------------------------------------------------
(In thousands of Canadian dollars, except per share
information)                                                          2002           2001             2002           2001
-------------------------------------------------------------------------------------------------------------------------
(Unaudited)

REVENUES
  Revenue from Visudyne(R)(Note 9)                                $ 41,360      $  30,770         $113,435      $  82,632
  Contract research and development (Note 10)                        3,492            432            8,165          2,770
-------------------------------------------------------------------------------------------------------------------------
                                                                  $ 44,852      $  31,202         $121,600      $  85,402
-------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Manufacturing                                                      7,366          6,313           20,858         17,211
  Research and development                                          15,795         16,047           44,221         37,153
  Selling, general and administrative                                5,430          1,565           19,552         10,144
  Depreciation and amortization                                      2,024          1,641            5,939          3,984
-------------------------------------------------------------------------------------------------------------------------
                                                                    30,615         25,566           90,570         68,492
-------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                    14,237          5,636           31,030         16,910

NET INVESTMENT AND OTHER INCOME
 Net foreign exchange (losses) gains                                (1,540)         3,351             (864)         4,937
 Net interest income                                                 2,190          2,659            5,259          8,954
 Other                                                                (580)             2             (267)           102
-------------------------------------------------------------------------------------------------------------------------
                                                                        70          6,012            4,128         13,993
-------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                          14,307         11,648           35,158         30,903

PROVISION FOR INCOME TAXES                                           5,561             -            13,930              -

=========================================================================================================================
Net Income                                                        $  8,746      $  11,648         $ 21,228      $  30,903
=========================================================================================================================

Deficit, beginning of period                                       (41,820)      (157,094)         (54,302)      (176,349)
-------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                            $(33,074)     $(145,446)        $(33,074)     $(145,446)
-------------------------------------------------------------------------------------------------------------------------

Net Income per common share
  Basic                                                           $   0.13      $    0.17         $   0.31      $    0.46
  Diluted                                                         $   0.13      $    0.17         $   0.31      $    0.45
-------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
(in thousands)
  Basic                                                             68,257         67,866           68,188         67,793
  Diluted                                                           68,406         68,543           68,507         68,486
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

========================================================================================================================

                                                                         Three months ended           Nine months ended
                                                                           September 30,                 September 30,
(In thousands of Canadian dollars)                                      2002            2001          2002          2001
------------------------------------------------------------------------------------------------------------------------
(Unaudited)

CASH PROVIDED BY OPERATING ACTIVITIES
     Net income for the period                                      $  8,746       $  11,648      $ 21,228     $  30,903
     Add (deduct) items not involving a current cash flow
       Depreciation and amortization                                   2,024           1,641         5,939         3,984
       Unrealized foreign exchange loss (gain)                           877          (5,227)         (518)       (2,290)
       Provision for future income taxes                               5,561               -        13,930             -
       Benefit of investment tax credits included
           in operating expenses                                        (921)              -        (2,551)            -
     Changes in non-cash operating assets and liabilities:
       Accounts receivable and other current assets                     (889)         (1,730)        2,422        (7,665)
       Inventories                                                     3,139          (3,570)        3,796       (10,611)
       Accounts payable                                               (1,318)            507        (7,423)       (5,227)
       Accrued liabilities                                             1,687          10,065        (4,271)        9,940
       Deferred revenue                                                  577          (1,470)        9,448         9,138
------------------------------------------------------------------------------------------------------------------------
                                                                      19,483          11,864        42,000        28,172
------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Short-term investment securities                                (84,081)        (19,436)       (3,228)     (150,725)
     Purchase of property and equipment                                 (715)         (4,212)       (2,416)       (6,357)
     Purchase of development and marketing rights from
              Xenova Limited                                               -         (15,496)            -       (15,496)
     Proceeds from sale of investment in Axcan Pharma Inc.                 -               -             -         6,532
     Long term investment in Kinetek Pharmaceuticals, Inc.                 -               -             -       (11,000)
     Other long-term investments
                                                                           -               -             -          (200)
------------------------------------------------------------------------------------------------------------------------
                                                                     (84,796)        (39,144)       (5,644)     (177,246)
------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Issuance of common shares on exercise of stock options              580           1,372         4,626         2,791
     Decrease in long-term debt                                            -               -             -       (13,645)
------------------------------------------------------------------------------------------------------------------------
                                                                         580           1,372         4,626       (10,854)
------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS          (1,566)          3,033          (124)          903
------------------------------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (66,299)        (22,875)       40,858      (159,025)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       219,230         102,913       112,073       239,063
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $152,931        $ 80,038      $152,931     $  80,038
========================================================================================================================

SUPPLEMENTARY CASH FLOW INFORMATION:
     INTEREST PAID                                                  $    290              -       $  1,232     $     685

NON-CASH INVESTING ACTIVITY:

On February 1, 2002, the Company received 135,735 common shares of Diomed, Inc and on August 5, 2002 received 696,059 preferred shares of Diomed Holdings, Inc. as part of the consideration received by the Company from the sale of its Optiguide(R) FiberOptics business to Diomed, Inc. on November 8, 2000. Under the terms of the sale, Diomed elected to settle the amount owing in shares. The Company recorded this investment at a carrying value of $1.1 million and recorded a loss of $0.6 million in net investment income on settlement of accounts receivable of $1.8 million. (Note 4)

See accompanying notes to the consolidated financial statements.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         (Information as at and for the three and nine month periods ended September 30, 2002 and 2001 is unaudited.)

         The Company is a bio-pharmaceutical corporation engaged in the development and commercialization of proprietary pharmaceutical products for the treatment of ocular, oncological, immunological and other diseases. The Company is a pioneer in the field of photodynamic therapy, a field of medicine that uses photosensitizers (light-activated drugs) in the treatment of disease, and is now also developing pharmaceutical products that do not employ photodynamic therapy.

1.       BASIS OF PRESENTATION

         These unaudited consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP") for interim financial statements. These principles differ in certain respects from United States generally accepted accounting principles ("U.S. GAAP") for interim financial statements as described in Note 11. For a detailed explanation of differences between Canadian and U.S. GAAP, as they relate to the Company, refer to Note 20 of the Company's audited consolidated financial statements included as part of the Company's 2001 Annual Report on Form 10-K. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included as part of the Company's 2001 Annual Report on Form 10-K. All amounts herein are expressed in Canadian dollars unless otherwise noted.

         In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

2.       PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

         Long-term investments in which the Company exercises joint control are recorded using the proportionate consolidation method whereby the Company consolidates its proportionate share of the investee's assets, liabilities, revenues, expenditures and cash flows.

3.       SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the following are the most significant accounting policies used in preparing these financial statements.

         REVENUE RECOGNITION

         Revenue from Visudyne(R) consists of the Company's 50% share of pre-tax profits generated from the Company's collaborative manufacturing, marketing and distribution arrangement with Novartis Ophthalmics AG ("Novartis Ophthalmics"), revenue from the sale of bulk manufactured Visudyne product to Novartis Ophthalmics, and reimbursement from Novartis Ophthalmics of sales costs, third party royalties, and specified other costs. Under the terms of the collaborative arrangement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. Pre-tax profits are determined by Novartis Ophthalmics and the Company and are derived by taking net sales of Visudyne to third parties as recorded by Novartis Ophthalmics less manufacturing, selling, marketing and distribution costs, and third party royalties. Revenue from bulk Visudyne sales to Novartis Ophthalmics is not recognized until the period of the related product sale and delivery by Novartis Ophthalmics to third parties where collection is reasonably assured. Proceeds of the QLT-Novartis Ophthalmics Alliance ("Alliance") from Visudyne sales are received initially in trust by Novartis Ophthalmics for the equal benefit of Novartis Ophthalmics and the Company and are held until distributed in accordance with the agreement between the Company and Novartis Ophthalmics.

         Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with the Company's various strategic partners, including (but not limited to) Novartis Ophthalmics. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are nonrefundable even if the research and development efforts performed by the Company do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables. (Note 4 and Note 10)

         MANUFACTURING COSTS

         Manufacturing costs, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and manufacturing costs with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to manufacturing costs as the related products are sold by Novartis Ophthalmics to third parties. The Company records a provision for the non-completion of product inventory based on its history of batch completion.

         STOCK BASED COMPENSATION

         The Company has adopted the recommendations of the new
         Canadian Institute of Chartered Accountants ("CICA") Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors.

         In October, 2002, the Accounting Standards Board ("AcSB") of the
         CICA announced the activation of a project to require the recognition of stock-based compensation expenses for all employee stock-based compensation transactions to replace the current standard requiring either the accounting for or disclosure of the effect of employee stock-based compensation expense on earnings. The AcSB expects to issue its proposals for comment by December 31, 2002. The Company will evaluate the impact of these proposals on its financial position and results of operations once they are issued.

         RESEARCH AND DEVELOPMENT

         Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with the Company's various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred, net of related tax credits, unless they meet generally accepted accounting criteria for deferral and amortization. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. To date, no research and development costs have been deferred.

         INCOME TAXES

         Income taxes are reported using the asset and liability method, whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted or substantially enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income.

         NET INCOME PER COMMON SHARE

         Net income per common share or basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed in accordance with the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options.

         The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                             THREE MONTHS                   NINE MONTHS
                                                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
      (In thousands, except per share data)               2002           2001           2002           2001
------------------------------------------------------------------------------------------------------------
Numerator:
   Net income                                            8,746         11,648         21,228         30,903

Denominator:
   Weighted-average shares outstanding                  68,257         67,866         68,188         67,793
   Effect of dilutive securities:
     Stock options                                         149            620            319            750
                                                        ---------------------------------------------------
   Diluted weighted-average common shares
   outstanding                                          68,406         68,486         68,507         68,543
                                                        ===================================================

Basic net income per common share                         0.13           0.17           0.31           0.46
Diluted net income per common share                       0.13           0.17           0.31           0.45

         Excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2002 were 7,493,175 shares and 7,458,975 shares, respectively, of common stock from stock options because their effect was anti-dilutive. Excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2001 were 6,222,523 shares and 6,113,733 shares, respectively, of common stock from stock options because their effect was anti-dilutive.

4.       ACCOUNTS RECEIVABLE

     (In thousands of Canadian dollars)                               September 30, 2002         December 31, 2001
------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Visudyne(R)                                                                      $37,188                   $36,704
Contract research and development                                                  3,063                     2,131
Diomed, Inc.                                                                           -                     1,935
Trade and other                                                                      268                       620
------------------------------------------------------------------------------------------------------------------
                                                                                 $40,519                   $41,390
------------------------------------------------------------------------------------------------------------------

         Accounts receivable - Visudyne is due from Novartis Ophthalmics and consists of the Company's 50% share of pre-tax profit on sales of Visudyne, amounts due from the sale of bulk Visudyne to Novartis Ophthalmics and reimbursement of specified manufacturing, royalty and other costs. The Company does not require an allowance for doubtful accounts.

5.       INVENTORIES

(In thousands of Canadian dollars)                                 September 30, 2002      December 31, 2001
-------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
Raw materials and supplies                                                    $ 2,744                $   792
Work-in-process                                                                32,322                 41,225
Finished goods                                                                 25,199                 23,390
Provision for non-completion of product inventory                              (2,552)                (3,898)
-------------------------------------------------------------------------------------------------------------
                                                                              $57,713                $61,509
-------------------------------------------------------------------------------------------------------------

         Inventories at September 30, 2002, include finished goods with a cost of $20.2 million (December 31, 2001 - $11.6 million) that have been shipped to and are held by Novartis Ophthalmics. These finished goods will be recognized as costs of manufacturing in the period of the related product sale by Novartis Ophthalmics to third parties and are included in deferred revenue at cost.

         The Company records a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection.

6.       INVESTMENT IN JOINT VENTURE

         During the second quarter of 2002, the Company decided not to continue the NS & QLT Technologies Ltd. ("NSQ") joint venture. As a result, all property and equipment of NSQ has been written off. The Company's proportionate share of the write-off was $0.3 million.

         The following amounts, which represent the Company's proportionate share of the assets, liabilities, revenues and expenditures of NSQ, are included in these consolidated financial statements:

(In thousands of Canadian Dollars)                                 September 30, 2002     December 31, 2001
------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
Cash                                                                          $   775               $ 1,113
Property and equipment                                                              -                   129
Liabilities                                                                        (3)                   19
Revenues                                                                           19                     7
Expenses                                                                          395                    27
Net loss                                                                         (376)                  (20)
Cash (used in operations)                                                        (132)                  (20)
Cash (used in investing activities)                                              (206)                 (129)
------------------------------------------------------------------------------------------------------------

7.       ACCRUED LIABILITIES

(In thousands of Canadian dollars)                                September 30, 2002      December 31, 2001
------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
Royalties                                                                     $2,576               $  2,519
Compensation (employees and directors)                                         3,600                  3,505
Manufacturing                                                                      -                  1,148
Clinical trials                                                                    -                  3,025
Interest                                                                         293                    739
Other                                                                          1,239                  1,031
------------------------------------------------------------------------------------------------------------
                                                                              $7,708               $ 11,967
------------------------------------------------------------------------------------------------------------

8.       SHARE CAPITAL

         Effective March 17, 2002, the Company adopted a Shareholder
         Rights Plan, which was then amended and restated effective April 8, 2002 (the "Rights Plan"), and approved, as amended, by the shareholders of the Company on April 25, 2002. The Rights Plan replaced the shareholder rights plan (the "Initial Rights Plan") that was initially adopted by the Company on March 17, 1992, confirmed by shareholders on April 28, 1992, amended March 31, 1997 and re-confirmed, as amended, by shareholders on May 12, 1997. The Initial Rights Plan expired on March 17, 2002. The Rights Plan will remain in effect, unless earlier terminated pursuant to its terms, until the 2005 annual meeting of shareholders, and, if reconfirmed at the 2005 annual meeting, the Rights Plan will remain in effect until the 2008 annual meeting of shareholders. Under the Rights Plan, holders of common shares are entitled to one share purchase right for each common share held. Generally, if any person or group makes a take-over bid, other than a bid permitted under the Rights Plan (a "Permitted Bid") or acquires beneficial ownership of 20% or more of the Company's outstanding common shares without complying with the Rights Plan, the Rights Plan will entitle these holders of share purchase rights to purchase, in effect, common shares of the Company at 50% of the prevailing market price. A take-over bid for the Company can avoid the dilutive effects of the share purchase rights, and therefore become a Permitted Bid, if it complies with provisions of the Rights Plan or if it is expressly approved by the Board of Directors.

         On April 25, 2002, at the Annual General Meeting of the Company, the shareholders passed a resolution approving an amendment to the Company's 2000 Incentive Stock Option Plan by increasing the maximum number of common shares issuable under the Plan by 2,000,000 common shares from 5,000,000 common shares to 7,000,000 common shares.

         Stock option activity with respect to all of the Company's stock option plans is presented below:

                                                                                           Weighted
                                              Number of        Exercise Price Range         Average
                                                Shares              Per Share            Exercise Price
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001              8,152,396          $ 9.28 - $108.60           $ 53.37
From January 1 to September 30, 2002:
     Granted                                  1,046,958          $12.93 - $ 39.23           $ 23.04
     Exercised                                 (283,390)         $ 9.28 - $ 39.23           $ 16.33
     Cancelled                                 (815,393)         $14.98 - $108.60           $ 58.79
                                            -----------------------------------------------------------
Outstanding at September 30, 2002             8,100,571          $ 9.28 - $108.60           $ 50.20
=======================================================================================================

         Additional information relating to stock options outstanding as of September 30, 2002 is presented below:

                                    Options Outstanding                Options Exercisable
---------------------------------------------------------------------------------------------------
                                                    Weighted
                                     Weighted        Average                         Weighted
                                      Average       Remaining                         Average
   Exercise           Number of      Exercise      Contractual      Number of        Exercise
  Price Range          Shares         Price        Life (Years)      Shares            Price
---------------------------------------------------------------------------------------------------
Under    $25         1,594,743       $ 18.06          3.00            764,729         $ 13.11
$25.00 - $37.50      1,802,325       $ 31.32          2.87          1,123,198         $ 31.08
$37.51 - $50.00      2,702,775       $ 47.64          3.19          1,617,597         $ 43.37
Over     $50.00      2,000,728       $104.41          2.59          1,749,726         $104.32
---------------------------------------------------------------------------------------------------
                     8,100,571                                      5,255,250
---------------------------------------------------------------------------------------------------

         The following pro forma financial information presents the net income and net income per common share had the Company recognized stock based compensation using a fair value based accounting method.

(In thousands of Canadian dollars except per         Three months ended        Nine months ended
share information)                                   September 30, 2002       September 30, 2002
----------------------------------------------------------------------------------------------------
Net income
     As reported                                         $ 8,746                   $21,228
     Pro forma                                           $  (817)                  $(8,781)
----------------------------------------------------------------------------------------------------
Basic net income per common share
    As reported                                          $  0.13                   $  0.31
    Pro forma                                            $ (0.01)                  $ (0.13)
----------------------------------------------------------------------------------------------------
Diluted net income per share
    As reported                                          $  0.13                   $  0.31
    Pro forma                                            $ (0.01)                  $ (0.13)
----------------------------------------------------------------------------------------------------

         The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The weighted average fair value of stock options granted in the three months ended September 30, 2002 was $5.07. The weighted average fair value of stock options granted in the nine months ended September 30, 2002 was $11.18. The Company used the Black-Scholes option pricing model to estimate the value of the options at each grant date, under the following weighted average assumptions:

                                                        Three months ended             Nine months ended
                                                        September 30, 2002            September 30, 2002
-----------------------------------------------------------------------------------------------------------
Dividend Yield                                                   -                              -
Annualized Volatility                                         80.4%                          83.1%
Risk-free Interest Rate                                        3.9%                           4.4%
Expected Life (Years)                                          2.5                            2.5

9.       REVENUE FROM VISUDYNE(R)

         Under the terms of the Company's development, marketing and distribution agreement with Novartis Ophthalmics, the Company is responsible for Visudyne manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. The Company and Novartis Ophthalmics share equally the profits realized on revenues from product sales after deductions for marketing costs and manufacturing costs (including third party royalties). Proceeds of the Alliance from Visudyne sales are received initially in trust by Novartis Ophthalmics for the equal benefit of Novartis Ophthalmics and the Company and are held until distributed in accordance with the agreement between the Company and Novartis Ophthalmics.

         The Company's revenue from the sales of Visudyne was determined as follows:

                                                       Three months ended                Nine months ended
                                                          September 30,                     September 30,
(In thousands of Canadian dollars)                     2002            2001            2002             2001
---------------------------------------------------------------------------------------------------------------
(Unaudited)
Visudyne(R)sales by Novartis Ophthalmics            $110,002        $ 88,852        $ 329,757        $ 248,914
Less:  Manufacturing and other costs                  (8,540)         (7,057)         (26,785)         (19,702)
Less:  Sales, marketing and distribution
       costs                                         (37,626)        (38,537)        (134,395)        (107,949)
                                                  ------------------------------------------------------------
Net operating income from Visudyne(R)               $ 63,836        $ 43,258        $ 168,577        $ 121,263
                                                  ============================================================

The Company's 50% share                             $ 31,918        $ 21,629        $  84,289        $  60,632

Add:   Manufacturing and other
       reimbursements                                  9,442           9,141           29,146           22,000
                                                  ------------------------------------------------------------
Revenue from Visudyne(R)                            $ 41,360        $ 30,770        $ 113,435        $  82,632
                                                  ============================================================

         For the three months ended September 30, 2002, approximately 59% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 41%. For the same period in 2001, approximately 63% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 37%.

         For the nine months ended September 30, 2002, approximately 60% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 40%. For the same period in 2001, approximately 64% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 36%.

10.      CONTRACT RESEARCH AND DEVELOPMENT

         The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. Details of the Company's contract research and development revenue are as follows:

                                                       Three months ended                Nine months ended
                                                          September 30,                     September 30,
(In thousands of Canadian dollars)                     2002            2001             2002           2001
---------------------------------------------------------------------------------------------------------------
(Unaudited)
Visudyne(R)ocular programs                           $1,593            $311           $3,323         $2,649
Visudyne(R)dermatology program                        1,126             121            3,095            121
Others                                                  773               -            1,747              -
                                                   ------------------------------------------------------------
Contract research & development revenue              $3,492            $432           $8,165         $2,770
                                                   ============================================================

11. DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

         The financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada which, as they apply to the Company, differ in certain material respects from those applicable in the United States. Significant differences between Canadian GAAP and U.S. GAAP are set forth below:

         (i)  Effect on the Consolidated Statements of Operations

                                                             Three months ended          Nine months ended
                                                                 September 30,              September 30,
(In thousands of Canadian Dollars)                            2002        2001            2002        2001
------------------------------------------------------------------------------------------------------------
(Unaudited)
Net income under Canadian GAAP                              $8,746     $11,648         $21,228     $30,903

Adjustment for intrinsic value of employee stock
options amended as part of severance arrangements(a)             -           -               -          (4)

Adjustment for development option expensed (b)                   -           -               -      (1,571)

Adjustment for development and marketing rights
expensed (c)                                                   777     (15,085)          2,325     (15,085)

Adjustment to record increase tax provision relating
to amortization of development and market rights(c)           (308)          -            (921)          -
------------------------------------------------------------------------------------------------------------
Net income (loss) under U.S. GAAP                           $9,215     $(3,437)        $22,632     $14,243
------------------------------------------------------------------------------------------------------------

The comprehensive income adjustment to unrealized
gains on "available for sale" securities                         -        (289)              -         770
------------------------------------------------------------------------------------------------------------

Comprehensive net income (loss) under U.S. GAAP             $9,215     $(3,726)        $22,632     $15,013

------------------------------------------------------------------------------------------------------------

Net income (loss) per common share under U.S.
GAAP:
     Basic                                                  $ 0.14    ($  0.05)        $  0.33     $  0.28
     Diluted                                                $ 0.13    ($  0.05)        $  0.33     $  0.28
------------------------------------------------------------------------------------------------------------

         (ii) Effect on selected items in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows

(In thousands of Canadian Dollars)                            September 30, 2002      December 31, 2001
-----------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Total assets under Canadian GAAP                                        $539,976               $516,311
Reduction for intangible assets expensed(b)(c)                           (13,623)               (15,948)
Adjustment to future income tax assets relating to
     intangible assets expensed(b)(c)                                      5,139                  6,060
-----------------------------------------------------------------------------------------------------------
Total assets under U.S. GAAP                                            $531,492               $506,423
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Total liabilities under Canadian and U.S. GAAP                          $ 38,019               $ 40,209
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Total shareholders' equity under Canadian GAAP                          $501,957               $476,102
Reduction for intangible assets expensed (a)(b)                          (13,623)               (15,948)
Increase to recognize future tax asset relating to
     intangible assets expensed(a)(b)                                      5,139                  6,060
-----------------------------------------------------------------------------------------------------------
Total shareholders' equity under U.S. GAAP                              $493,473               $466,214
-----------------------------------------------------------------------------------------------------------

              Due to the non-cash nature of these GAAP differences as disclosed, there is no effect on total cash flows from operating, investing and financing activities in the Consolidated Statements of Cash Flows.

         (a) Acceleration of stock option vesting provisions in connection with employee terminations.

              During the second quarter of 2001, the Company accelerated the vesting provisions of employee stock options for certain employees as a part of their severance arrangements. As these options would have expired unvested in the absence of this acceleration, under U.S. GAAP the Company would have recorded a compensation expense (offset by additional paid-in capital) equal to the intrinsic value of the options on the date of acceleration. The intrinsic value is calculated as the excess of the trading price of the Company's common shares over the exercise price of the options at the date of acceleration.

         (b)  Development option

              In September 2001, the Company acquired an option to enter into a collaborative arrangement with Kinetek Pharmaceuticals, Inc. ("Kinetek") for up to five compounds whereby the Company would take over clinical development and commercialization in exchange for milestone payments, royalties and equity investments in Kinetek. Under Canadian GAAP this option was capitalized at its estimated value of $1,571,429. Under U.S. GAAP this option is considered a right to unproven technology which may not have alternate future uses and therefore, has been expensed as research and development costs.

         (c)  Development and marketing rights

              In August 2001, the Company acquired exclusive development and marketing rights from Xenova for XR9576, a Phase II P-gp inhibitor for multi-drug resistance in oncology, in exchange for an initial licensing fee of U.S.$10 million and future milestone payments and royalties. Under Canadian GAAP, the rights were capitalized at a value of $15,496,884 and are being amortized over the expected period to commercialization of five years. Under U.S. GAAP, the rights are considered rights to unproven technology which may not have alternate future uses and therefore, have been expensed as research and development costs. Amortization expense for the three-month and nine-month periods ending September 30, 2002 is $0.8 million and $2.3 million, respectively.

         (d)  Jointly controlled investee

              Under Canadian GAAP, the Company consolidates its 50% share of the assets and liabilities of the joint venture described in Note 6 using the proportionate consolidation method. Under U.S. GAAP, proportionate consolidation is not permitted for the joint venture and the equity method of accounting must be followed. However, as permitted by the United States Securities and Exchange Commission, the effect of this difference in accounting principles is not reflected in the consolidated financial statements restated for U.S. GAAP differences. Additional information regarding the Company's interest in this joint venture is presented in Note 6 to the consolidated financial statements.

         (e)  Accounting for income taxes

              Under U.S. GAAP, SFAS No. 109, Accounting for Income Taxes, the Company would calculate its future income taxes using only enacted tax rates. This differs from Canadian GAAP which uses substantially enacted tax rates. In addition, under U.S. GAAP investment tax credits are recorded as a reduction of tax expense. This differs from Canadian GAAP which records investment tax credits against the current expense or capital expenditure to which it relates. At September 30, 2002 these differences between Canadian and U.S. GAAP had no impact on the consolidated financial position or results of operations of the Company.

         (f)  Recent pronouncements

              In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.

              In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, re-assessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future inpairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The adoption of SFAS No.142 did not have a significant impact on the Company's consolidated financial position or results of operations.

              In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. This Statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are required to be adopted by the Company at the beginning of fiscal 2002. The adoption of this statement did not have a significant impact on the Company's consolidated financial position or results of operations.

              In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.
              13, and Technical Corrections. Among other things, SFAS No. 145 rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment of SFAS No. 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not expect SFAS No. 145 to have a material impact on the Company's results of operations or its financial position.

              In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. It is not anticipated that the financial impact of this statement will have a material effect on the Company's consolidated financial position or results of operations.

12.      SEGMENTED INFORMATION

         The Company is a bio-pharmaceutical corporation engaged in the development and commercialization of proprietary pharmaceutical products for the treatment of ocular, oncology, immunological and other diseases. The Company is a pioneer in the field of photodynamic therapy, a field of medicine that uses photosensitizers
         (light-activated drugs) in the treatment of disease, and is now developing pharmaceutical products that do not employ photodynamic therapy.

         Details of revenues and property and equipment by geographic segments are as follows:

Revenues(1)                                    Three months ended           Nine months ended
                                                  September 30,                September 30,
(In thousands of Canadian dollars)             2002          2001            2002           2001
-------------------------------------------------------------------------------------------------
(Unaudited)
Canada                                      $ 1,694       $   264        $  5,174        $ 2,644
United States                                29,540        25,557          82,688         65,025
Europe                                       12,458         4,406          32,184         16,792
Other                                         1,160           975           1,554            941
------------------------------------------------------------------------------------------------
                                            $44,852       $31,202        $121,600        $85,402
------------------------------------------------------------------------------------------------

Property and equipment                                September 30,                  December 31,
(In thousands of Canadian dollars)                             2002                          2001
-------------------------------------------------------------------------------------------------
                                                        (Unaudited)
Canada                                                      $54,883                       $56,482
United States                                                   964                         1,180
-------------------------------------------------------------------------------------------------
                                                            $55,847                       $57,662
-------------------------------------------------------------------------------------------------

(1) Revenues are attributable to a geographic segment based on location of the customer for revenue from Visudyne and royalties on product sales, and location of the head office of the funding entity in the case of revenues from contract research and development and collaborative arrangements.

13.      CONTINGENCIES

         (a)  On April 24, 2000, Massachusetts Eye and Ear Infirmary
              ("MEEI") filed a civil suit against the Company in the United States District Court for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including Age Related Macular Degeneration ("AMD"). The lawsuit (Civil Action No. 00-10783-JLT) relates, in part, to an ongoing dispute involving U.S. Patent No. 5,798,349 (the " '349 Patent") which was issued on August 25, 1998 to the Company, MEEI and Massachusetts General Hospital ("MGH") as co-owners. The complaint alleges breach of contract, misappropriation of trade secrets, conversion, misrepresentation, unjust enrichment, unfair trade practices and related claims and asks that the
              Court: (i) declare MEEI the owner of certain inventions claimed in the '349 Patent; (ii) enjoin the Company from infringement of those claims or any action that would diminish the validity or value of such claims; (iii) declare that the Company breached an agreement with MEEI to share equitably in any proceeds derived as a result of collaboration leading to the '349 Patent; (iv) impose a constructive trust upon the Company for any benefit that the Company has or will derive as a result of the '349 Patent; and (v) award MEEI monetary relief for misappropriation of trade secrets in an amount equal to the greater of MEEI's damages or the Company's profits from any such misappropriation, and double or treble damages under Massachusetts law.

              On June 30, 2000, the Company served an answer and counterclaim denying the material allegations of the complaint and asserting claims against MEEI and two employees of MEEI. The Company's counterclaim seeks: (i) to correct inventorship on the '349 Patent by adding an additional MGH researcher as a joint inventor; (ii) a declaration that the Company and MGH are joint owners of the '349 Patent; (iii) a determination that MEEI is liable to the Company for conversion and unfair trade practices under Massachusetts law; (iv) an injunction to prohibit MEEI from prosecuting any patent application claiming subject matter already claimed in the '349 Patent; and (v) an award of damages and attorneys' fees. MEEI served a reply to the Company's counterclaim on September 5, 2000. QLT subsequently dismissed voluntarily its counterclaim for conversion.

              On May 1, 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The '303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

              The same day the '303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. alleging infringement of the '303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief. On August 15, 2001, the Company served an answer to the complaint, denying its material allegations and raising a number of affirmative defenses. Subsequently, the Company amended its answer to assert counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent. The Company's counterclaim seeks to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the '303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the '303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgement that the '303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the '303 patent to MEEI.

              In November 2001, MGH sought and was granted leave to intervene in the action to protect its rights in the '303 patent. MGH's complaint in intervention, like QLT's counterclaim, asks the court to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors of the inventions claimed in the patent and by declaring that MGH is a joint owner of those inventions.

              In 2002, QLT moved for summary judgment against MEEI on all counts of MEEI's complaint in the first suit (Civil Action No. 00-10783-JLT). The court has granted QLT's motions, thus dismissing all of MEEI's claims in the first suit. QLT's counterclaims against MEEI in that first suit remain outstanding. No trial has been scheduled in either case, and none is expected until 2003 at the earliest.

              The Company believes MEEI's claims are without merit and intends to vigorously defend against such actions and pursue its counterclaims. The outcome of this dispute is not presently determinable or estimatable and there can be no assurance that the matter will be resolved in favour of the Company. If the lawsuits are not resolved in the Company's favour, the Company may be obliged to pay additional royalties or other reasonable compensation for access to the inventions claimed in the patents named in the suits.

         (b) In January and February, 2001, seven proposed securities class actions were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's common shares between August 1, 2000 and December 14, 2000. On May 3, 2001, the court ordered consolidation of the seven actions.

              The complaints name as defendants the Company; Julia Levy, former President, Chief Executive Officer and a current Director of the Company; and Kenneth Galbraith, the Company's former Executive Vice President, Chief Financial Officer and Corporate Secretary. The defendants are charged with violating Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

              The plaintiffs allege that on December 14, 2000, the Company announced that it expected to miss its Visudyne sales estimates for the fourth-quarter 2000, and that in response, the Company's common share price dropped approximately 31%. The plaintiffs claim that the Company's December 14, 2000 statements contradicted prior information issued by the defendants concerning the demand for Visudyne and the Company's prospects. The plaintiffs allege that the defendants overstated the demand for Visudyne, did not properly disclose reimbursement issues relating to Visudyne and that the defendants had no basis in the months preceding the December announcement for their projections of fourth-quarter sales. The plaintiffs further allege that the intent of the individual defendants to mislead investors can be inferred from their sale of a substantial amount of the Company's common shares during the months of August and September 2000. The plaintiffs seek injunctive relief, fees and expenses and compensatory damages in an unspecified amount.

              The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend against such actions. However, the outcome of this claim is not presently determinable or estimatable and there can be no assurance that the matter will be resolved in favour of the Company and the other defendants. If the lawsuit is not resolved in the Company's favour, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.

The effect of a negative judgement or likely loss with respect to one or both of the above-mentioned claims, if any, will be recorded in the period it becomes determinable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto, which are prepared in accordance with Canadian GAAP. These principles differ in certain respects from U.S. GAAP. The differences as they affect the consolidated financial statements of QLT Inc. ("the Company") are described in Note 11. For a detailed explanation of differences between Canadian and U.S. GAAP refer to Note 20 to the Company's 2001 audited consolidated financial statements, contained within the Company's 2001 Annual Report on Form 10-K. All amounts following are expressed in Canadian dollars unless otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of financial conditions and results of operations and other portions of this quarterly report contains forward-looking statements of the Company, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne, including patient and physician demand for Visudyne therapy; anticipated future operating results and future cash levels; anticipated timing for and receipt of reimbursement approvals for Visudyne therapy; the ability and efforts of the Company's strategic partner, Novartis Ophthalmics AG ("Novartis Ophthalmics"), to commercialize and market Visudyne; the anticipated outcome of pending patent and securities litigation against the Company; the Company's ability to maintain and expand its intellectual property position; the timing and success of planned or existing clinical trials for Visudyne and for the Company's other products, including, without limitation, tariquidar; the timing of regulatory submissions for expanded uses for Visudyne and for the Company's other products, including, without limitation, tariquidar; the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for the Company's other products, including, without limitation, tariquidar; and the successful development or acquisition of complementary or supplementary products or product candidates, technologies or businesses as well as the risk factors described below under the heading Liquidity and Capital Resources - General. These statements are predictions only and actual events or our actual results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the risks, uncertainties and other factors discussed below and in the sections outlined in the Company's most recent Annual Report on Form 10K under "Business - Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements".

OVERVIEW

The Company is a bio-pharmaceutical company engaged in the development and commercialization of proprietary pharmaceutical products for the treatment of ocular, oncological, immunological and other diseases. The Company is a pioneer in the field of photodynamic therapy, a field of medicine that uses photosensitizers (light-activated drugs) in the treatment of disease, and is now also developing pharmaceutical products that do not employ photodynamic therapy.

Visudyne, the Company's commercial product, is a photosensitizer used to treat predominantly classic subfoveal choroidal neovascularization ("CNV") in patients with wet age-related macular degeneration ("AMD"), the leading cause of severe vision loss in people over the age of 50 in North America and Europe, and other ocular conditions. Visudyne has been approved in 67 countries, including the United States, Canada and the European Union, for the treatment of predominantly classic subfoveal CNV in wet AMD. In addition, Visudyne has been approved in 48 countries for extended indications, including occult CNV in the European Union, Australia and New Zealand, CNV due to pathologic myopia in the United States and the European Union, and CNV due to presumed ocular histoplasmosis in the United States.

Currently the Company is developing photosensitizers for the treatment of certain forms of non-melanoma skin cancer, benign prostatic hyperplasia and androgenetic alopecia (commonly known as male pattern baldness). In addition to developing photodynamic therapy product candidates, the Company is developing other products by itself and in collaboration with other companies for the treatment of cancer, immune disorders, and other conditions, including tariquidar for multi-drug resistance in cancer, and signal transduction compounds for the treatment of ocular, immune system and kidney diseases. The Company continues to seek growth opportunities and build its product pipeline by developing new indications for Visudyne, progressing with both early and late stage programs, and potential strategic acquisitions of products, product candidates, technologies or other businesses.

The Company operates in a single reportable segment. The Company's profitability depends upon the commercial success of Visudyne in major markets worldwide and the achievement of product development objectives. As of September 30, 2002, the Company had an accumulated deficit of $33.1 million and total shareholders' equity of $502.0 million.

SIGNIFICANT ACCOUNTING POLICIES

In preparing the Company's consolidated financial statements, management is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

REVENUE RECOGNITION

Revenue from Visudyne(R) consists of the Company's 50% share of pre-tax profits generated from the Company's collaborative manufacturing, marketing and distribution arrangement with Novartis Ophthalmics AG ("Novartis Ophthalmics") (formerly CIBA Vision), revenue from the sale of bulk manufactured Visudyne product to Novartis Ophthalmics, and reimbursement from Novartis Ophthalmics of sales costs, third party royalties, and specified other costs. Under the terms of the collaborative arrangement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. Pre-tax profits are determined by Novartis Ophthalmics and the Company and are derived by taking net sales of Visudyne to third parties as recorded by Novartis Ophthalmics less manufacturing, selling, marketing and distribution costs, and third party royalties. Revenue from bulk Visudyne sales to Novartis Ophthalmics is not recognized until the period of the related product sale and delivery by Novartis Ophthalmics to third parties where collection is reasonably assured. Proceeds of the QLT-Novartis Ophthalmics Alliance ("Alliance") from Visudyne sales are received initially in trust by Novartis Ophthalmics for the equal benefit of Novartis Ophthalmics and the Company and are held until distributed in accordance with the agreement between the Company and Novartis Ophthalmics.

MANUFACTURING COSTS

Manufacturing costs, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and manufacturing costs with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to manufacturing costs as the related products are sold by Novartis Ophthalmics to third parties. The Company records a provision for the non-completion of product inventory based on its history of batch completion.

STOCK BASED COMPENSATION

The Company has adopted the recommendations of the new CICA Handbook section 3870, Stock-Based Compensation and Other Stock-Based Payments, effective January 1, 2002. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors.

In October, 2002, the Accounting Standards Board ("AcSB") of the CICA announced the activation of a project to require the recognition of stock-based compensation expenses for all employee stock-based compensation transactions to replace the current standard requiring either the accounting for or disclosure of the effect of employee stock-based compensation expense on earnings. The AcSB expects to issue its proposals for comment by December 31, 2002. The Company will evaluate the impact of these proposals on its financial position and results of operations once they are issued.

RESEARCH AND DEVELOPMENT

Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with the Company's various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred, net of related tax credits, unless they meet generally accepted accounting criteria for deferral and amortization. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. To date, no research and development costs have been deferred.

Under U.S. GAAP, research and development expense also includes the cost to purchase rights to unproven technology which may not have alternate future uses. Under Canadian GAAP the purchase cost of such rights is generally capitalized as an intangible asset. Details of how this difference between Canadian and U.S. GAAP impacts the Company is described in Note 11 to the Company's consolidated financial statements.

INCOME TAXES

Income taxes are reported using the asset and liability method, whereby future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted or substantially enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income.

RESULTS OF OPERATIONS

For the three months ended September 30, 2002, the Company recorded net income of $8.7 million, or $0.13 per common share. These results compare with net income of $11.6 million, or $0.17 per common share for the three months ended September 30, 2001. The net income for the three months ended September 30, 2001 did not include a provision for income taxes.

For the nine months ended September 30, 2002, the Company recorded net income of $21.2 million, or $0.31 per common share. These results compare with net income of $30.9 million, or $0.46 per common share for the nine months ended September 30, 2001. The net income for the nine months ended September 30, 2001 did not include a provision for income taxes.

REVENUES

REVENUE FROM VISUDYNE(R)

On February 6, 1995, the Company signed an agreement with Novartis Ophthalmics to pursue worldwide joint development and commercialization of photodynamic therapy products. Under the terms of that agreement, the Company is responsible for Visudyne manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. Global revenues realized from product sales of Visudyne by Novartis Ophthalmics for the treatment of ocular diseases are shared on an equal basis by the Company and Novartis Ophthalmics after deductions for marketing and distribution costs, and manufacturing costs (including third-party royalties). Proceeds of the Alliance from Visudyne sales are received initially in trust by Novartis Ophthalmics and for the equal benefit of Novartis Ophthalmics and the Company and are held until distributed in accordance with the agreement between the Company and Novartis Ophthalmics.

The Company's revenue from the sales of Visudyne was determined as follows:

                                                        For the three months ended     For the nine months ended
                                                               September 30,                 September 30,
(In thousands of Canadian dollars)                           2002         2001             2002          2001
----------------------------------------------------------------------------------------------------------------
Visudyne(R) sales by Novartis Ophthalmics                $110,002     $ 88,852        $ 329,757     $ 248,914
Less:  Manufacturing and other costs                       (8,540)      (7,057)         (26,785)      (19,702)
Less:  Sales, marketing and distribution costs            (37,626)     (38,537)        (134,395)     (107,949)
                                                         ----------------------------------------------------
Net operating income from Visudyne(R)                    $ 63,836     $ 43,258        $ 168,177     $ 121,263
                                                         ====================================================

The Company's 50% share                                  $ 31,918     $ 21,629        $  84,289     $  60,632
Add:   Manufacturing and other
       Reimbursements                                       9,442        9,141           29,146        22,000
                                                         ----------------------------------------------------

Revenue from Visudyne(R)                                 $ 41,360     $ 30,770        $ 113,435     $ 82,632
                                                         ====================================================

For the three months ended September 30, 2002, approximately 59% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 41%. For the same period in 2001, approximately 63% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 37%. For the nine months ended September 30, 2002, approximately 60% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 40%. For the same period in 2001, approximately 64% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 36%.

The increase in Visudyne sales over the same periods in 2001 is due primarily to increased market penetration in key markets, such as France, Germany and Italy, and to ongoing geographic and label expansion throughout the world. Compared to the three months period ending June 30, 2002, Visudyne sales for the quarter ending September 30, 2002 declined by 1% due primarily to seasonality and to a lesser degree, other factors.

For the three months ended September 30,2002, revenue from Visudyne increased by 34.4% compared to the same period in 2001. The increase in Visudyne revenue is due to the increase in total Visudyne sales by Novartis Ophthalmics as discussed above. For the nine months ended September 30, 2002, revenue from Visudyne increased by 37.3% compared to the same period in 2001. This increase is due to the increase in total Visudyne sales by Novartis Ophthalmics as discussed above but partly offset by a 24.5% increase in sales, marketing and distribution costs as the Alliance expanded its sales, marketing and distribution programs.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. For the three months ended September 30, 2002, contract research and development revenue of $3.5 million increased by 708.3% compared to the same period in 2001. For the nine months ended September 30, 2002, contract research and development revenue of $8.2 million increased by 194.8% compared to the same period in 2001. These increases are due mainly to increased activities by the Company on joint Visudyne programs with Novartis Ophthalmics and on the tariquidar programs with Xenova Limited.

COSTS AND EXPENSES

MANUFACTURING COSTS

Under the terms of the Company's agreement with Novartis Ophthalmics, the Company is responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. The Company's manufacturing costs comprise direct and indirect costs incurred in the production of bulk Visudyne and related third party royalties, and are charged against earnings in the period of the related product sale and delivery by Novartis Ophthalmics to third parties. During the first half of 2002 the Company received approval for a secondary manufacturing site. As a result, the Company reviewed its provision related to non-completion of product inventory and reduced its provision by $1.9 million during the second quarter of 2002.

RESEARCH AND DEVELOPMENT COSTS

Research and development ("R&D") costs of $15.8 million for the three months ended September 30, 2002 decreased by 1.6% compared to the same period in 2001. R&D costs of $44.2 million for the nine months ended September 30, 2002 increased by 19.0% compared to the same period in 2001. Approximately $18.6 million of R&D costs were Visudyne related with the remaining $25.6 million related to the rest of the Company's product pipeline. The Company expects to continue incurring substantial R&D expenses due to additional clinical studies of Visudyne, clinical studies related to tariquidar, the continuation and expansion of other R&D programs, potential product in-licensing, regulatory related expenses, preclinical and clinical testing of the Company's various products under development, and manufacturing of future products to be used in clinical trials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses of $5.4 million for the three months ended September 30, 2002 were 247.0% or $3.9 million higher compared to the same period in 2001. The increase in SG&A over the comparable period in 2001 is due to the absorption to inventory of overhead expenses associated with high manufacturing rates in the second half of 2001 and lower than planned manufacturing levels in 2002. For the nine months ended September 30, 2002, SG&A expenses of $19.6 million were 92.7% higher compared to the same period in 2001. The contributors to this increase are insurance, legal, staffing and consulting expenses as well as the absorption to inventory of overhead expenses associated with high manufacturing rates in the second half of 2001 and lower than planned manufacturing levels in 2002.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense relates mainly to the depreciation and amortization of property, equipment and intangible assets. For the three months ended September 30, 2002, depreciation and amortization expense of $2.0 million was 23.3% higher than the amount recorded in the same period in 2001. For the nine months ended September 30, 2002, depreciation and amortization expense of $5.9 million was 49.1% higher than the amount recorded in the same period in 2001. The increase was due primarily to the amortization of the Company's investment in the development and marketing rights of tariquidar acquired from Xenova.

OTHER INCOME AND EXPENSES

NET FOREIGN EXCHANGE GAINS (LOSSES)

Net foreign exchange gains (losses) comprise gains (losses) from the impact of foreign exchange fluctuation on the Company's cash and cash equivalents, derivative financial instruments, foreign currency receivables and foreign currency payables. For the three months ended September 30, 2002, the Company recorded net foreign exchange losses of $1.5 million versus a net foreign exchange gain of $3.4 million in the same period in 2001. The losses in the current period were due to losses on the Company's foreign currency derivative financial instruments. For the nine months ended September 30, 2002, the Company recorded net foreign exchange losses of $0.9 million versus a net foreign exchange gain of $4.9 million in the same period in 2001. The losses in the current year were due to losses on the Company's foreign currency cash holdings as well as losses on foreign currency derivative financial instruments. (See Liquidity and Capital Resources - Interest and Foreign Exchange Rates)

Details of the Company's net foreign exchange gains (losses) are as follows:

                                          For the three months ended             For the nine months ended
                                                September 30,                           September 30,
(In thousands of Canadian dollars)           2002               2001              2002                2001
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                 $ 1,082            $ 3,849           $(1,665)             $4,471
Foreign exchange contracts                 (3,848)            (1,368)             (557)               (116)
Foreign currency receivables and
payables                                    1,225                872             1,357                 582
                                          ----------------------------------------------------------------
Net foreign exchange gains (losses)       $(1,541)           $ 3,353           $  (865)             $4,937
                                          ================================================================

NET INTEREST INCOME

Net interest income of $2.2 million and $5.3 million for the three months and nine months ended September 30, 2002 were 17.6% and 41.3% lower compared to the same periods in 2001. This decrease, despite rising cash reserves, was due to reduced yields on the Company's short-term investments. The Company's treasury policy is focused on minimizing risk of loss of principal.

OTHER NON-OPERATING INCOME (EXPENSE)

During the third quarter of 2002, the Company recorded a $0.6 million loss on its investment in certain securities received from Diomed, Inc. pertaining to the disposal in 2000 of the Company's Optiguide fiber optics business.

Due to a general decline in the equity market of the biotech industry, the Company will continue to assess the implications of such a decline on the Company's investments on an investment by investment basis, taking into account events that may unfold to clarify the value of the investment.

PROVISION FOR INCOME TAXES

Provision for income taxes was $5.6 million for the three months ended September 30, 2002. Provision for income taxes was $13.9 million for the nine months ended September 30, 2002. On December 31, 2001, the company reversed its valuation allowances and recognized future income tax assets relating to prior years as the Company's stage of development and operations suggested that it was more likely than not that the benefit of the tax assets will be realized. As such, beginning in 2002, the Company started providing for income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed operations, product development and capital expenditures primarily through the commercialization of Visudyne, public and private sales of equity securities, licensing and collaborative funding arrangements with strategic partners and interest income.

At September 30, 2002, the Company had $304.5 million of available cash resources, comprised of cash, cash equivalents and short-term investment securities, all of which were invested in liquid, investment-grade securities. During the three months ended September 30, 2002, the Company generated $19.5 million of cash from operations, compared with $11.9 million generated from operations in the same period in 2001. The higher amount of cash generated from operations in the third quarter of 2002 was due to increased operating income and fluctuations in working capital accounts. The Company's investing activities, excluding net investment in short-term investment securities, used $(0.7) million in 2002, compared with $(4.2) million used in the same period of 2001. Investing activities in the third quarter of 2002 consisted of capital expenditures. Investing activities in the third quarter of 2001 consisted of capital expenditures ($4.2 million) and the purchase of development and marketing rights from Xenova Limited ($15.5 million). The Company's financing activities provided $0.6 million in the third quarter of 2002 compared to $1.4 million in 2001. Financing activities in the third quarters of both 2001 and 2002 consisted of the issuance of common shares on exercise of stock options. In the aggregate, cash, cash equivalents and short-term investment securities increased by approximately $17.8 million during the three months ended September 30, 2002.

For the nine months ended September 30, 2002, the Company generated $42.0 million of cash from operations, compared with $28.2 million generated from operations in the same period in 2001. The increase in 2002 was the result of the continued growth of the Company's Visudyne business. The Company's investing activities, excluding net investment in short-term investment securities, used $(2.4) million in 2002, compared with $(26.5) million used in the same period of 2001. Investing activities in 2002 consisted of capital expenditures. Investing activities in 2001 consisted of proceeds from sale of investment in Axcan Pharma Inc. ($6.5 million) offset by capital expenditures ($6.4 million), investments in Kinetek Pharmaceuticals, Inc. ($11.0 million), and the purchase of development and marketing rights from Xenova Limited ($15.5 million). The Company's financing activities provided $4.6 million in 2002 compared to the $(10.9) million used in 2001. The high level of cash used in financing activities in 2001 was the result of the repayment of long-term debt. In the aggregate, cash, cash equivalents and short-term investment securities increased by approximately $44.1 million during the nine months ended September 30, 2002.

INTEREST AND FOREIGN EXCHANGE RATES

The Company is exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. At September 30, 2002, the Company had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 38 days. If market interest rates were to increase immediately and uniformly by 10% of levels at September 30, 2002, the fair value of the portfolio would decline by an immaterial amount. The Company believes that its results of operations and cash flows would not be affected to any significant degree by a sudden change in market interest rates relative to its investment portfolio, given the Company's current ability to hold its fixed income investments until maturity. The Company enters into foreign exchange contracts to manage exposures to currency rate fluctuations related to its expected future net earnings and cash flows denominated in U.S. dollars and Swiss francs. At September 30, 2002, the Company has outstanding forward foreign currency contracts as noted below. The net unrealized loss as at September 30, 2002 was approximately $1.1 million.

-------------------------------------------------------------------------------------------------------------
                                                      Maturity Period         Quantity
                                                       (to the year)         (millions)         Average Price
-------------------------------------------------------------------------------------------------------------
U.S. dollar option-dated forward contracts              2002 - 2003         U.S. $29.25             1.6020
-------------------------------------------------------------------------------------------------------------
Swiss franc option-dated forward contracts              2002 - 2003         CHF   24.25             1.0246
-------------------------------------------------------------------------------------------------------------

At September 30, 2002, the Company has U.S.$4.4 million in cash and short-term investments. If the Canadian dollar were to increase in value by 5% against the U.S. dollar, the Company's U.S. dollar denominated cash and short-term investments will experience an unrealized foreign currency translation loss of approximately $0.3 million. The Company purchases goods and services primarily in Canadian dollars and earns a significant portion of its revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

LONG TERM OBLIGATION

The Company's material long-term obligations as of September 30, 2002 comprised the Visudyne supply agreements with contract manufacturers, clinical and development agreements and operating lease commitments for office equipment. Details of the Company's future rental commitments for these leases are described in the Company's 2001 Annual Report on Form 10K under the section "Liquidity and Capital Resources - Long Term Obligations".

The Company also has long-term obligations as part of its collaborative arrangements with various strategic partners for research and development purposes. The details of these collaborative arrangements are described in the Company's 2001 Annual Report on Form 10K under the section "Cost and Expenses - Research and Development Costs".

GENERAL

The Company believes that its available cash resources and working capital should be sufficient to satisfy the funding of product development programs, and other operating and capital requirements for the reasonably foreseeable future. Depending on the overall structure of current and future strategic alliances, the Company may have additional capital requirements related to the further development, marketing and distribution of existing or future products.

The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the Company's preclinical and clinical testing; fluctuating or increasing manufacturing requirements and R&D programs; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to the development of manufacturing, marketing and support capabilities; technological advances; the status of competitors; the cost of filing, prosecuting and enforcing the Company's patent claims and other intellectual property rights; the ability of the Company to establish collaborative arrangements with other organizations; and the outcome of legal proceedings.

The Company may require additional capital in the future to fund clinical and product development costs for certain product applications or other technology opportunities, and strategic acquisitions of products, product candidates, technologies or other businesses. Accordingly, the Company may seek funding from a combination of sources, including product licensing, joint development and new collaborative arrangements, additional equity and debt financings or from other sources. No assurance can be given that additional funding will be available or, if available, on terms acceptable to the Company. If adequate capital is not available, the Company's business can be materially and adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources'.

ITEM 4.  CONTROLS AND PROCEDURES

The company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

--------------------------------------------------------------------------------

     PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

         Certain of the Company's legal proceedings are discussed below and in
         Note 13 to the consolidated financial statements, "Contingencies". While the Company believes these proceedings are without merit and intends to vigorously defend against these claims, it is impossible to predict accurately or determine the eventual outcome of these proceedings.

         MEEI LITIGATION

         On April 24, 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against the Company in the United States District Court for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including Age Related Macular Degeneration ("AMD"). The lawsuit (Civil Action No. 00-10783-JLT) relates, in part, to an ongoing dispute involving U.S. Patent No. 5,798,349 (the " '349 Patent") which was issued on August 25, 1998 to the Company, MEEI and Massachusetts General Hospital ("MGH") as co-owners. The complaint alleges breach of contract, misappropriation of trade secrets, conversion, misrepresentation, unjust enrichment, unfair trade practices and related claims and asks that the Court: (i) declare MEEI the owner of certain inventions claimed in the '349 Patent; (ii) enjoin the Company from infringement of those claims or any action that would diminish the validity or value of such claims; (iii) declare that the Company breached an agreement with MEEI to share equitably in any proceeds derived as a result of collaboration leading to the '349 Patent; (iv) impose a constructive trust upon the Company for any benefit that the Company has or will derive as a result of the '349 Patent; and (v) award MEEI monetary relief for misappropriation of trade secrets in an amount equal to the greater of MEEI's damages or the Company's profits from any such misappropriation, and double or treble damages under Massachusetts law.

         On June 30, 2000, the Company served an answer and counterclaim denying the material allegations of the complaint and asserting claims against MEEI and two employees of MEEI. The Company's counterclaim seeks: (i) to correct inventorship on the '349 Patent by adding an additional MGH researcher as a joint inventor; (ii) a declaration that the Company and MGH are joint owners of the '349 Patent; (iii) a determination that MEEI is liable to the Company for conversion and unfair trade practices under Massachusetts law; (iv) an injunction to prohibit MEEI from prosecuting any patent application claiming subject matter already claimed in the '349 Patent; and (v) an award of damages and attorneys' fees. MEEI served a reply to the Company's counterclaim on September 5, 2000. QLT subsequently dismissed voluntarily its counterclaim for conversion.

         On May 1, 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The `303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

         The same day the `303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. alleging infringement of the `303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief. On August 15, 2001, the Company served an answer to the complaint, denying its material allegations and raising a number of affirmative defenses. Subsequently, the Company amended its answer to assert counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent. The Company's counterclaim seeks to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the '303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the '303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgement that the '303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the '303 patent to MEEI.

         In November 2001, MGH sought and was granted leave to intervene in the action to protect its rights in the `303 patent. MGH's complaint in intervention, like QLT's counterclaim, asks the court to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors of the inventions claimed in the patent and by declaring that MGH is a joint owner of those inventions.

         In 2002, QLT moved for summary judgment against MEEI on all counts of MEEI's complaint in the first suit (Civil Action No. 00-10783-JLT). The court has granted QLT's motions, thus dismissing all of MEEI's claims in the first suit. QLT's counterclaims against MEEI in that first suit remain outstanding. No trial has been scheduled in either case, and none is expected until 2003 at the earliest.

         The Company believes MEEI's claims are without merit and intends to vigorously defend against such actions and pursue its counterclaims. The outcome of this dispute is not presently determinable or estimatable and there can be no assurance that the matter will be resolved in favour of the Company. If the lawsuits are not resolved in the Company's favour, the Company may be obliged to pay additional royalties or other reasonable compensation for access to the inventions claimed in the patents named in the suits.

         SECURITIES LITIGATION

         In January and February 2001, seven proposed securities class actions were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's common shares between August 1, 2000 and December 14, 2000. On May 3, 2001, the court ordered consolidation of the seven actions.

         The complaints name as defendants the Company; Julia Levy, former President, Chief Executive Officer and a current Director of the Company; and Kenneth Galbraith, the Company's former Executive Vice President, Chief Financial Officer and Corporate Secretary. The defendants are charged with violating Sections 10(b) and 20(a) of the Exchange Act.

         The plaintiffs allege that on December 14, 2000, the Company announced that it expected to miss its Visudyne sales estimates for the fourth-quarter 2000, and that in response, the Company's common share price dropped approximately 31%. The plaintiffs claim that the Company's December 14, 2000 statements contradicted prior information issued by the defendants concerning the demand for Visudyne and the Company's prospects. The plaintiffs allege that the defendants overstated the demand for Visudyne, did not properly disclose reimbursement issues relating to Visudyne and that the defendants had no basis in the months preceding the December announcement for their projections of fourth-quarter sales. The plaintiffs further allege that the intent of the individual defendants to mislead investors can be inferred from their sale of a substantial amount of the Company's common shares during the months of August and September 2000. The plaintiffs seek injunctive relief, fees and expenses and compensatory damages in an unspecified amount.

         The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend against such actions. However, the outcome of this claim is not presently determinable or estimatable and there can be no assurance that the matter will be resolved in favour of the Company and the other defendants. If the lawsuit is not resolved in the Company's favour, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.

         The effect of a negative judgement or likely loss with respect to one or both of the above-mentioned claims, if any, will be recorded in the period it becomes determinable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
             Number  Description
             ------  -----------
             10.73   Research and Early Development Agreement dated as of June
                     7, 2001 between Kinetek Pharmaceuticals, Inc. and QLT Inc.
                     (1)

             10.74   Amending Agreement to PDT Product Development,
                     Manufacturing and Distribution Agreement dated as of July
                     23, 2001 between Novartis Ophthalmics AG and QLT Inc.(1)

             10.75 Development and Commercialization Agreement dated as of August 13, 2001 between Xenova Limited and QLT Inc.(1)

             99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

             99.3 Fully diluted earnings per share ("EPS") analysis for the period ending September 30, 2002

             (1) Certain portions of this agreement have been omitted pursuant to a request for confidential treatment.

         (b) Reports on Form 8-K

             (i) QLT Inc. filed a current report on Form 8-K on August 28, 2002, announcing that Visudyne(R) (verteporfin) therapy was granted marketing authorization from the European Commission
                  (EMEA) for the treatment of occult subfoveal choroidal neovascularisation (CNV) secondary to age-related macular degeneration (AMD). The European approval includes all patients with subfoveal occult wet AMD with evidence of recent or ongoing disease progression.

             (ii) QLT Inc. filed a current report on Form 8-K on September
                  25, 2002, announcing that the United States
                  District Court for the District of Massachusetts entered judgment in favor of QLT on all claims brought against it by Massachusetts Eye and Ear Infirmary (MEEI) in a lawsuit commenced by MEEI on April 23, 2000 (Civil Action No. 00-10783-JLT)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               QLT INC.
                               ---------------------------------------
                                              (Registrant)

Date: November 12, 2002    By: /s/ Paul J. Hastings
                               --------------------------------------
                               Paul J. Hastings
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Date: November 12, 2002    By: /s/ Michael J. Doty
                               --------------------------------------
                               Michael J. Doty
                               Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Paul J. Hastings, President and Chief Executive Officer of QLT Inc. ("registrant"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Paul J. Hastings
-------------------------------------

Paul J. Hastings
President and Chief Executive Officer

                                  CERTIFICATION

I, Michael J. Doty, Senior Vice-President and Chief Financial Officer of QLT Inc. ("registrant"), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of the registrant;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Michael J. Doty
-------------------------------

Michael J. Doty
Senior Vice-President and Chief
Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------
10.73    Research and Early Development Agreement dated as of June 7, 2001 between Kinetek Pharmaceuticals, Inc. and QLT Inc.(1)

10.74    Amending Agreement to PDT Product Development, Manufacturing and
         Distribution Agreement dated as of July 23, 2001 between Novartis
         Ophthalmics AG and QLT Inc.(1)

10.75    Development and Commercialization Agreement dated as of August 13, 2001 between Xenova Limited and QLT Inc.(1)

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.3     Fully diluted earnings per share ("EPS") analysis for the period ending
         September 30, 2002

(1) Certain portions of this agreement have been omitted pursuant to a request for confidential treatment