Form 10-K
period 2002-12-31
QLT INC/BC
filed 2003-03-28
CIK 827809

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-17082

                                    QLT INC.
             (Exact Name of Registrant as Specified in its Charter)

BRITISH COLUMBIA, CANADA                                     N/A
(State or Other Jurisdiction of Incorporation or             (I.R.S. Employer
Organization)                                                Identification No.)

887 GREAT NORTHERN WAY, VANCOUVER, B.C., CANADA             V5T 4T5

(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (604) 707-7000

                    Securities registered pursuant to Section
                               12(b) of the Act:
                                      NONE

                    Securities registered pursuant to Section
                               12(g) of the Act:
                        COMMON SHARES, WITHOUT PAR VALUE
                          COMMON SHARE PURCHASE RIGHTS
                                (Title of class)

                              --------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes  [X]   No  [ ]

     As of June 28, 2002, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S.$ 13.35, as reported on The Nasdaq Stock Market) was approximately U.S.$ 903,914,216.

     As of February 28, 2003, the registrant had 68,560,793 outstanding common shares.


================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 22, 2003, including information as to directors' and officers' remuneration, principal holders of the registrant's common shares, options to purchase common shares and interests of management and others in material transactions, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, are incorporated by reference into Part III of this Report. A copy of the proxy statement may be obtained upon written request to the Corporate Secretary, QLT Inc., 887 Great Northern Way, Vancouver, British Columbia, Canada V5T 4T5.

CURRENCY AND ACCOUNTING STANDARD

In this Annual Report on Form 10-K all dollar amounts are in U.S. dollars, except where otherwise stated, and financial reporting is made in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Effective December 31, 2002, the Company adopted U.S. GAAP as its primary basis of disclosure on Form 10-K. In addition, on December 31, 2002, the Company adopted the U.S. dollar as its reporting currency. In the past the Company reported in Canadian dollars and in accordance with Canadian generally accepted accounting principles ("Canadian GAAP").

The Company continues to maintain the Canadian dollar as its functional currency.

The Company has also prepared consolidated financial statements in accordance with Canadian GAAP, which are available on the Company's website at: www.qltinc.com.


EXCHANGE RATE

    The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

                                                          FISCAL YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                  1998      1999       2000       2001       2002
                                                --------  --------   --------   --------   --------
                High.....................       $ 1.5770  $ 1.5302   $ 1.5600   $ 1.6023   $ 1.6128
                Low......................         1.4075    1.4440     1.4350     1.4933     1.5108
                Average..................         1.4836    1.4858     1.4855     1.5487     1.5704
                Period End...............         1.5375    1.4440     1.4995     1.5925     1.5800



               NOTICE REGARDING WEBSITE ACCESS TO COMPANY REPORTS

The Company makes available on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after such material is electronically filed with the United States Securities and Exchange Commission. QLT's website address is: www.qltinc.com.

                                    QLT INC.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2002


                                TABLE OF CONTENTS


Item 1.  BUSINESS.................................................................................................. 1

Item 2.  PROPERTIES................................................................................................28

Item 3.  LEGAL PROCEEDINGS.........................................................................................28

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................30

Item 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS.................................31

Item 6.  SELECTED FINANCIAL DATA...................................................................................38

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................39

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................53

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................................54

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................77

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................................78

Item 11. EXECUTIVE COMPENSATION....................................................................................78

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................78

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................79

Item 14. CONTROLS AND PROCEDURES...................................................................................79

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................................80



                                    QLT INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements of QLT Inc. ("QLT") within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy, anticipated future operating results, anticipated timing for and receipt of further reimbursement approvals for Visudyne therapy and QLT's other products, the anticipated outcome of pending patent and securities litigation against QLT, the anticipated timing and progress of clinical trials, the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products, including tariquidar, and the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for QLT's other products, including tariquidar. These statements are predictions only and actual events or our actual results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics AG, to commercialize and market Visudyne, the outcome of pending patent and securities litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and for QLT's other products, including tariquidar; the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne and for QLT's other products, including tariquidar, the successful development or acquisition of complementary or supplementary products or product candidates, technologies or businesses, as well as the risk factors described below under the headings "Business -- Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to the Consolidated Financial Statements".

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    QLT is a bio-pharmaceutical company engaged in the development and commercialization of innovative products in ophthalmology and oncology and in other fields where the product can be marketed by a focussed specialty sales and marketing team. QLT was incorporated in 1981 under the laws of the Province of British Columbia. QLT is a pioneer in the field of photodynamic therapy, a field of medicine that uses photosensitizers (light-activated drugs) in the treatment of disease. QLT is also actively developing pharmaceutical products that do not employ photodynamic therapy.

    Visudyne(R), QLT's commercial product, is a photosensitizer used to treat choroidal neovascularization ("CNV") in patients with the wet form of age-related macular degeneration ("AMD"), the leading cause of severe vision loss in people over the age of 50 in North America and Europe, as well as other ocular conditions. Visudyne has been approved in over 65 countries, including the United States, Canada and those of the European Union, for the treatment of predominantly classic subfoveal CNV in AMD. In addition, Visudyne has been approved in over 50 countries for extended indications, including occult CNV in the European Union, Australia and New Zealand, CNV due to pathologic myopia ("PM") in the United States and the European Union and CNV due to presumed ocular histoplasmosis syndrome ("OHS") in the United States.

    QLT is currently conducting clinical trials of tariquidar, a new compound which QLT in-licensed in 2001. One of the major barriers to successful cancer treatment is the development of resistance by cancer cells to several drugs used in chemotherapy, which is known as multi-drug resistance, or MDR. The current clinical trials are determining the potential of tariquidar, which targets the most common form of MDR, to increase the efficacy of chemotherapy treatment. Phase III studies began in 2002 to assess tariquidar in the treatment of non-small cell lung cancer, the most common form of lung cancer. A Phase II study of tariquidar in the treatment of refractory breast cancer is also ongoing. (See -"Non-PDT Products- Tariquidar").

    QLT is evaluating its proprietary photosensitizer Visudyne (referred to as verteporfin in respect of indications other than ophthalmic) for the treatment of multiple basal cell carcinoma (a form of non-melanoma skin cancer), and the proprietary photosensitizer QLT0074 in the treatment of benign prostatic hyperplasia ("BPH"), the most common prostatic disease, and androgenetic alopecia (male pattern baldness).

     In addition to developing its proprietary PDT products in new indications, and developing tariquidar, QLT is researching and developing other products by itself and in collaboration with other companies for the treatment of cancer, immune disorders and other conditions. The Company continues to seek growth opportunities to build its product pipeline by developing new indications for Visudyne, progressing with both early and late stage programs, and examining potential strategic acquisitions of products, product candidates, technologies or other businesses.

    References in this Form 10-K to "QLT" and the "Company" include QLT Inc. and/or one or more of its subsidiaries, unless the context indicates otherwise.

                     PRODUCTS APPROVED OR IN DEVELOPMENT (1)


       PRODUCT/INDICATION                               LOCATION(S)                       REGULATORY STATUS
       ------------------                               -----------                       -----------------

VISUDYNE(R)

   Predominantly classic subfoveal        Over 65 countries including the United          Approved
   choroidal neovascularization ("CNV")   States, Canada, and those of the European
   in age-related macular degeneration    Union (2)
   ("AMD") ...........................

     Subfoveal CNV in AMD.............    Japan                                           Application for Marketing
                                                                                          Authorization  submitted

   Occult with no classic subfoveal CNV   Over 30 countries including Australia, New      Approved
   in AMD.............................    Zealand, and those of the European Union


                                          Canada and Switzerland                          Application for Marketing
                                                                                          Authorization
                                                                                          submitted

                                          United States                                   Phase III(3)
                                                                                          ongoing

   Subfoveal CNV due to pathologic        Over 50 countries including the United          Approved
   myopia.............................    States, Canada, and those of the European
                                          Union

   Predominantly classic subfoveal CNV    United States                                   Approved
   due to presumed ocular
   histoplasmosis syndrome............

     Minimally Classic CNV in AMD...      United States, Canada, European Union           Phase II ongoing

   Diabetic macular edema.............    United States                                   Phase I/II ongoing


VERTEPORFIN (4)

   Multiple basal cell carcinoma......    United States, Canada                           Phase III ongoing(5)



TARIQUIDAR(6)

   Non-small cell lung cancer.........    United States, Canada, European Union           Phase III (7)
                                          and Russia                                      ongoing

   Breast cancer......................    United States                                   Phase II(8)
                                                                                          ongoing

QLT0074

   Benign prostatic hyperplasia.......    United States, Canada                           Phase I/II(9)
                                                                                          ongoing

   Androgenetic alopecia..............    United States, Canada                           Phase I/II(10)
                                                                                          ongoing


---------

(1) The terms used in the above table and elsewhere are defined in this Annual Report on Form 10-K. In particular, see "-- Government Regulation".

(2) The European Union includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom.

(3) This study has been initiated and enrollment is expected to be completed by the end of 2003. Approximately 360 patients will be enrolled at up to 43 centers in North America.

(4) Verteporfin is marketed under the tradename Visudyne(R) for ophthalmic indications and is referred to as verteporfin in this Annual Report on Form 10-K for non-ophthalmic indications.

(5) The Phase III study in multiple basal cell carcinoma commenced in October of 2002.

(6) Tariquidar has been accepted both as the United States Adopted Name (USAN) and the Recommended International Nonproprietary Name (INN) for XR9576.

(7) This study was commenced in June 2002; on February 20, 2003, enrollment was temporarily halted pending review of interim safety and efficacy analysis of data from 150 patients enrolled in the trial, which is expected to occur in May and June of 2003. (See "Non-PDT Products- Tariquidar").

(8) This study commenced in December 2001.

(9) This study commenced in March of 2003. It is a proof of concept study intended to evaluate safety and preliminary efficacy.

(10) This study commenced in the third quarter of 2002. It is a proof of concept study intended to evaluate safety and preliminary efficacy.


BUSINESS STRATEGY

    QLT's business strategy is to pursue expanded indications for Visudyne therapy and develop and commercialize other products which can be marketed by a focussed specialty sales and marketing team, in ophthalmology, oncology and for other diseases. QLT has expanded its research and development pipeline by acquiring rights to new product candidates and access to new technologies. QLT intends to continue to expand its product pipeline by continuing its in-licensing efforts and pursuing strategic acquisitions.

QLT'S PDT PRODUCTS

BACKGROUND

    Photodynamic therapy or PDT is a minimally invasive medical procedure that utilizes photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue (such as the formation of solid tumors and abnormal blood vessels). PDT is a two-step process. First, the photosensitizer is administered to the patient by intravenous infusion or other means, depending on the condition being treated. While circulating in the bloodstream, the photosensitizer attaches itself to molecules called lipoproteins. Because rapidly-proliferating cells may require greater amounts of lipoproteins, the photosensitizer may accumulate more quickly and in higher concentrations in these cells than it does in normal cells. Second, a pre-calculated dose of non-thermal light is delivered at a particular wavelength to the target site to interact with the photosensitizer. The photosensitizer traps energy from the light and causes oxygen found in cells to convert to a highly energized form called "singlet oxygen" that causes cell death by disrupting normal cellular functions. Since the photosensitizer and light have no effect unless combined, PDT is a relatively selective treatment that minimizes damage to normal surrounding tissue and allows for multiple courses of therapy.

    The most commonly noted side effect of photosensitizers is a transient skin sensitivity to bright light. Recipients of PDT are advised to avoid direct sunlight (or wear protective clothing) during the period of heightened skin sensitivity. Patients' indoor activities are unrestricted and patients are encouraged to undertake activities in ambient light, which helps to bring about inactivation of residual photosensitizer molecules in the skin by a process known as photobleaching. The period of skin photosensitivity varies among different photosensitizers and is related to the dose given.

    For external and ocular PDT applications (including in the treatment of AMD), non-laser light sources or diode lasers have been developed and are available to provide the necessary intensity of light required for PDT. For applications of PDT to internal organs, physicians use lasers and fiber optics to deliver the appropriate intensity of light to abnormal tissue. The wavelength, or color, of light is critical to the activation of the photosensitizer. Generally, a longer wavelength will penetrate tissue more deeply and thereby activate the photosensitizer deeper in the target tissue. See "-- Medical Devices for PDT".

VISUDYNE(R) THERAPY

Visudyne is a photosensitizer developed by QLT and Novartis Ophthalmics AG ("Novartis Ophthalmics"), formerly CIBA Vision, for the treatment of wet AMD, the leading cause of severe vision loss in people over the age of 50 in North America and Europe. QLT has been co-developing Visudyne with Novartis Ophthalmics since 1995 pursuant to a product development, manufacturing and distribution agreement which created a contractual alliance between the two companies. Under that alliance, QLT is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution. In this Annual Report on Form 10K, the "alliance" or the "Alliance" refers to QLT and Novartis Ophthalmics.

 About Wet AMD

    Wet AMD is characterized by the growth of abnormal blood vessels under the central part of the retina, called the macula. Because these vessels do not mature properly, they begin to leak and, over time, cause photoreceptor damage that results in the formation of scar tissue and a loss of central vision. Although the progression of the disease varies by patient, the majority of patients with wet AMD become legally blind in the affected eye within approximately two years following the onset of the disease.

    Wet AMD accounts for approximately 15% of all AMD cases and is responsible for approximately 90% of the severe vision loss associated with the disease. Based upon its proprietary market research, QLT estimates that worldwide approximately 500,000 new cases of wet AMD develop annually, of which 200,000 develop in North America, 200,000 develop in Europe and 100,000 develop in the remainder of the world. Until Visudyne, no satisfactory treatment existed for approximately 85% to 90% of wet AMD cases.

Visudyne(R) Approvals

    Predominantly Classic CNV in AMD

     Visudyne has been approved for marketing for predominantly classic subfoveal CNV in AMD in over 65 countries, including the United States, those of the European Union, Canada, Australia and New Zealand.

    Visudyne therapy is typically performed as an outpatient procedure with the goal of stopping or slowing the progression of wet AMD by selectively closing the abnormal blood vessels that form due to AMD without damaging normal vessels or photoreceptors.

    In January of 2001, the Centers for Medicare and Medicaid Services ("CMS") in the United States (formerly the Health Care Financing Administration) announced their U.S. national coverage policy for Visudyne therapy in patients with predominantly classic subfoveal CNV secondary to AMD, which policy was formally issued later that year. In most provinces in Canada reimbursement for all or part of the Visudyne therapy has been approved. Predominantly classic reimbursement has also been approved in several countries in Europe, including France, Germany, Italy and Switzerland.

    CNV due to Pathologic Myopia (PM)

    Pathologic myopia ("PM") is a degenerative form of near-sightedness that occurs largely in persons aged 30 to 50 and can result in CNV. Based on proprietary market research, QLT estimates that the worldwide incidence of CNV secondary to PM is approximately 50,000 new patients every year. Before Visudyne, there was no approved treatment for the majority of patients with PM.

    Based on data from the Phase IIIb clinical studies for Visudyne therapy (referred to as the "VIP Trial" - Verteporfin in Photodynamic Therapy) conducted by QLT and Novartis Ophthalmics, QLT has received regulatory approval of Visudyne for the treatment of subfoveal CNV due to PM in over 50 countries, including the United States, Canada, and those of the European Union.

    CNV due to Presumed Ocular Histoplasmosis Syndrome (OHS)

    Presumed ocular histoplasmosis syndrome ("OHS") is a condition caused by a fungal infection endemic to certain areas in central and eastern United States. It can lead to severe, irreversible vision loss and is a leading cause of blindness in adults who have lived in geographic areas where the soil mould Histoplasma capsulatum is found. There are an estimated 100,000 people who are at risk for vision loss within this endemic area.

    Based on data from an open label safety study involving 26 patients with OHS, the United States Food and Drug Administration (the "FDA") approved Visudyne for the treatment of subfoveal CNV secondary to OHS in August of 2001. The results of the open label study showed Visudyne was safe in patients with OHS and that visual acuity improved from baseline by an average of one line on a standard eye chart at six months with 27% of patients experiencing a visual acuity improvement of three lines or more.

Expansion and Improvement of Visudyne Therapy

    QLT and Novartis are engaged in efforts to expand the indications for which Visudyne is approved to treat other forms of AMD and other ocular diseases. QLT and Novartis are seeking approval for marketing authorization in Japan for subfoveal CNV in AMD. The Alliance is also continuing efforts to improve Visudyne therapy by exploring alternative treatment regimens.

    Japan - Subfoveal CNV in AMD

    QLT and Novartis Ophthalmics are conducting an open label registration study of Visudyne in Japan in patients with classic-containing subfoveal CNV in AMD. Enrollment in this Japanese study was completed at the end of 2000 with a total of 64 patients recruited at five centers. Based on six-month data from this study, in April of 2002, Novartis Ophthalmics, on behalf of the Alliance, submitted applications for marketing authorizations for Visudyne therapy for patients with subfoveal CNV in AMD. A decision on those applications is expected during 2003.

    Occult with no Classic CNV in AMD (VIP Trial and VIO Investigation)

    In early 2001, QLT and Novartis Ophthalmics announced top-line 24-month results from the Phase IIIb VIP Trial. Part of the VIP Trial (the "VIP Occult Trial") was designed to investigate the efficacy and safety of Visudyne therapy in wet AMD patients mainly with occult lesions ("occult" and "classic" are terms used to describe different patterns of CNV leakage as seen on fluorescein angiography). The VIP Occult Trial involved 339 AMD patients treated at 28 centers throughout North America and Europe over a period of 24 months. The 24-month results from the VIP Occult Trial indicated that Visudyne therapy reduces the risk of both moderate and severe vision loss in an additional population of patients with wet AMD who had lesions composed of occult CNV without classic components.

    The VIP Occult Trial included mainly patients with occult CNV without classic components with presumed recent disease progression, plus some patients with a component of classic CNV having vision better than 20/40. At the 24-month examination, 46% of all patients treated with Visudyne therapy lost less than three lines of vision, or 15 letters, on a standard eye chart (moderate vision loss) compared to 33% of patients on placebo (p=0.023). With respect to severe vision loss, 70% of Visudyne treated patients lost less than six lines of vision, or 30 letters, on a standard eye chart versus 53% of patients on placebo, representing a difference of 17% (p=0.001). At the 24-month time point, Visudyne also showed statistically significant outcomes for other visual acuity endpoints. On average, patients treated with Visudyne received five treatments during the 24-month period.

    Based on the two-year results of the VIP Occult Trial, during 2002 marketing authorization for the treatment of occult subfoveal CNV secondary to wet AMD was obtained for the European Union, Australia, and New Zealand.

    The FDA advised QLT in 2001 that replication of the VIP Occult Trial results would be required as the FDA considered the results of the VIP Occult Trial inadequate for expansion of the Visudyne label to occult without classic CNV in AMD. Accordingly, in response to the FDA's advice, QLT and Novartis

Ophthalmics initiated a Phase III clinical trial (referred to as the "VIO Study"
- Visudyne in Occult) designed to investigate whether Visudyne therapy significantly reduces the risk of vision loss compared with placebo treatment in patients who have occult with no classic subfoveal CNV secondary to AMD. Approximately 360 patients are being enrolled at approximately 43 centers and followed for 24 months. Enrollment is expected to be completed by the end of 2003.

    In March of 2002, the Centers for Medicare and Medicaid Services (CMS) announced that they would not uphold their original intention to expand the national coverage policy for Visudyne therapy to include reimbursement for patients with occult only subfoveal CNV secondary to AMD, based on the two-year results of the VIP Occult Trial. That decision was a reversal from the decision communicated in the CMS's Decision Memorandum dated October 17, 2001.

    Minimally Classic CNV in AMD (VIM Investigation)

     QLT and Novartis Ophthalmics have initiated a Phase II clinical trial (referred to as the "VIM Investigation" - Visudyne in Minimally Classic) to study the efficacy and safety of a reduced light dose in patients with minimally classic lesions of AMD. The goal of the VIM Investigation is to determine whether patients with minimally classic subfoveal CNV due to AMD can benefit from Visudyne therapy. The VIM Investigation is comprised of 117 patients. QLT and Novartis Ophthalmics announced the six-month results of the VIM Investigation on December 17, 2002. Early outcomes at six months showed that the mean change in visual acuity scores of patients in both Visudyne treatment arms was statistically better than the mean change of those patients who received placebo. The VIM investigation will continue until the 24 month period to confirm longer term benefit. The 12-month results of this investigation will be known during the second quarter of 2003. The development strategy for this indication is under consideration by the Company and Novartis Ophthalmics.

    Early Retreatment Study (VER Investigation)

    In August of 2002 QLT and Novartis Ophthalmics completed enrollment in Phase IIIb clinical trials (referred to as the "VER Investigation" - Visudyne Early Retreatment), designed to investigate the efficacy and safety of earlier retreatment with Visudyne in patients with predominantly classic subfoveal CNV.

    The VER Investigation will investigate whether optimizing Visudyne treatment frequency will lead to further improvements in stabilizing vision for aggressive AMD disease, without adversely affecting the product's safety profile. The VER Investigation is being conducted at 31 centers throughout North America and Europe and involves 323 patients. In prior studies with Visudyne, patients were given treatments of Visudyne every three months in case of leakage from CNV. The VER Investigation protocol calls for re-evaluation and possible retreatments with Visudyne every six weeks in the first six months of treatment in case of leakage from CNV, instead of every three months. It is expected that results from the VER Investigation will be available in the fourth quarter of 2003.

    Altered/Delayed Light in Occult (VALIO)

    QLT and Novartis Ophthalmics have initiated a Phase II clinical trial (referred to as the "VALIO Study" - Visudyne with Altered (Delayed) Light In Occult). The study is designed to investigate whether delaying the time of light application to 30 minutes after the start of Visudyne infusion will improve visual and angiographic outcomes in patients with subfoveal occult CNV with no classic component compared to Visudyne therapy with light application at 15 minutes after the start of infusion. Approximately 60 patients with AMD have been enrolled at seven centers in the United States and are being followed for a period of twelve months. QLT and Novartis Opthalmics announced three-month results in December, 2002. At three months, additional vision benefit over the standard Visudyne regime was not apparent, results that were not unexpected at such an early time point. The six-month outcomes are expected to become available in the first half of 2003, and the 12-month results late in 2003.

    Adjunctive Diclofenac (Voltaren) after Visudyne(R) (ADD-V Study)

    Preclinical research by QLT and Novartis Ophthalmics has shown that inhibiting the inflammatory responses seen in Visudyne therapy may increase the benefit of the therapy. QLT and Novartis Ophthalmics have initiated a Phase II trial (referred to as the "ADD-V Study" - Adjunctive Diclofenac (Voltaren) after Visudyne) to determine whether the topical application of the non-steroidal anti-inflammatory drug diclofenac reduces the inflammation associated with Visudyne therapy and thereby improves the treatment. 61 patients have been enrolled at 14 centers in North America. Three-month results were announced in December, 2002. At three months additional vision benefit over the standard Visudyne regime was not apparent.

    Diabetic Macular Edema (VIDME Study)

    QLT and Novartis Ophthalmics have initiated a Phase I/II clinical trial (referred to as the "VIDME Study" - Visudyne In Treatment of Diabetic Macular Edema). The VIDME Study is designed to assess the safety and preliminary efficacy of Visudyne therapy in diabetic macular edema. 30 patients with diffuse diabetic macular edema are enrolled at two centers in the United States and will be followed for a period of three months. Three-month results from this study are expected to become available during the first half of 2003.

VERTEPORFIN

Multiple Basal Cell Carcinoma

    QLT has been evaluating verteporfin as an alternative treatment for certain forms of non-melanoma skin cancer, including multiple basal cell carcinoma ("MBCC"). MBCC is a form of basal cell carcinoma ("BCC") in which patients present with more than one BCC tumor. Each year over 800,000 cases of BCC are diagnosed. QLT believes that a small subset of the BCC population who develop multiple lesions may benefit from PDT with verteporfin.

    The most common cause of BCC is chronic exposure to the sun. As a result, areas of the body which are most frequently exposed to the sun, including the face, neck and hands, are among the most likely areas to develop skin cancer tumors. Some patients develop MBCC due to greater sensitivity to sun exposure caused by genetic disorders or immunosuppressive therapy following an organ transplant.

    MBCC is more challenging to treat than single BCC because multiple tumors have to be treated individually and are therefore more costly and time-consuming to treat. When patients have a large number of BCCs, individual treatment of each tumor is sometimes not feasible and dermatologists often have to limit treatment to selected tumors rather than treating all tumors. Surgical therapy in patients with MBCC may also not be acceptable to patients because of undesirable or poor cosmesis. Using PDT with verteporfin to treat MBCC may allow for the treatment of multiple tumors in one session and may result in more acceptable cosmesis.

    In October of 2000, QLT announced positive results for its Phase II study using PDT with verteporfin to treat non-melanoma skin cancer. The open-label study, conducted in North America, involved 54 patients, with a total of 421 tumors.

    The highest light dose was found to be the most effective, with 98% of the assessed tumors showing a complete clinical response six months after initial treatment. There were no systemic safety issues. The most commonly reported adverse events related to reversible pain at the treatment site. PDT with verteporfin appears to offer a cosmetic outcome similar to or better than current standard treatments for non-melanoma skin cancer which result in some degree of scarring.

    QLT and Novartis Ophthalmics agreed to co-develop verteporfin for non-melanoma skin cancer and potentially other dermatological conditions in mid-2001 through their Alliance. In October of 2002, QLT and Novartis Ophthalmics initiated a Phase III clinical trial of verteporfin for the treatment of patients with MBCC, with the aim of enrolling 180 patients. Enrollment has not progessed as quickly as had originally been projected. QLT's initial estimate for completion of enrollment was the end of 2003; however, that estimate may have to be revised in the future if the current enrollment rate continues to be slower than originally expected.

QLT0074

    QLT0074 is a proprietary photosensitizer to which QLT has all rights. QLT is currently developing QLT0074 for the treatment of benign prostatic hyperplasia and androgenetic alopecia (male pattern baldness), and is also exploring its application in other indications.

    In 2001, based on the results of preclinical studies, QLT initiated and completed a placebo-controlled Phase I study on healthy volunteers of both genders of QLT0074 administered by single and repeated intravenous infusions. Results showed that QLT0074 is a potent photosensitizer and is rapidly eliminated from the human body.

    Particulars of the ongoing and planned clinical studies for QLT0074 are set out below.

Benign Prostatic Hyperplasia (BPH)

    Benign prostatic hyperplasia ("BPH") is the most common prostatic disease. According to the United States National Institute of Diabetes and Digestive and Kidney Diseases, over 50% of men in their sixties and older have symptoms of BPH. It is a progressive condition that results from an excessive benign growth of prostatic tissue. The majority of patients with this disease will experience more or less rapidly developing symptoms of urinary obstruction (lower urinary tract symptoms) of progressive severity. The management of BPH symptoms parallels the severity of the symptoms. Initially, watchful waiting is recommended, followed by pharmacological treatment, minimally invasive therapy, and finally prostate resection.

    Preclinical studies completed in 2002 support the hypothesis that PDT with QLT0074 may be useful in the treatment of BPH. In January of 2003 QLT secured the agreement of the FDA to the start of the first efficacy and safety proof of concept trial. In March 2003 QLT commenced a Phase I/II proof of concept clinical study of QLT0074 in BPH to evaluate safety and preliminary efficacy.

Androgenetic Alopecia

    Androgenetic alopecia (male pattern baldness) is a widespread condition for which many men seek treatment. Present pharmacological therapies have limited efficacy and have certain limitations or pose inconveniences. Hair transplants provide satisfactory outcomes but are costly and invasive.

    Preclinical studies conducted in 2001 suggest that under certain conditions, PDT with QLT0074 may be useful in this indication. QLT commenced a Phase I/II proof of concept clinical study with QLT0074 to evaluate safety and preliminary efficacy in October of 2002. Six-month results from the Phase I/II study are expected to become available in the second quarter of 2003.

NON-PDT PRODUCTS

TARIQUIDAR

Multi-Drug Resistance in Non-Small Cell Lung Cancer and Breast Cancer

    Approximately 30% to 80% of cancers, depending on tumor type, are resistant or can develop resistance to chemotherapy, leaving patients and doctors with few options when conventional treatments fail. The most common form of resistance to chemotherapy is multi-drug resistance ("MDR"), which occurs when chemotherapy drugs are actively pumped out of tumor cells. MDR is seen with many of the most widely used chemotherapeutic drugs used in the treatment of common cancers.

    The expulsion of a chemotherapy drug is believed to be due in part to the over-production in the cancer cell membrane of a protein pump known as P-glycoprotein (P-gp). The goal of a multi-drug P-gp inhibitor is to effectively block the P-gp pump, thereby permitting higher concentrations of chemotherapeutic drug to remain within the tumor cell. If successful, such a compound would be used in combination with certain chemotherapy drugs to potentially increase the efficacy of the chemotherapy drugs.

    In August of 2001, QLT entered into an exclusive development and license agreement with Xenova Limited ("Xenova") in respect of tariquidar (formerly called "XR9576"), a non-cytotoxic compound designed to inhibit P-gp mediated MDR in certain common cancer types. Under the terms of the agreement, QLT has the exclusive right to develop tariquidar in North America and Europe and to market tariquidar in North America for the treatment of cancer.

    Xenova began Phase IIa trials with tariquidar early in 1999 and completed them in 2001. In these trials, the pharmacokinetic behaviour of tariquidar was studied in combination therapy with a range of marketed cancer drugs, namely vinorelbine, doxorubicin and paclitaxel. The primary purpose of these trials, which were carried out at a number of centers in the United States and Europe, was to assess the degree of pharmacokinetic interaction, if any, between tariquidar and certain cancer drugs. During 2000 and 2001 QLT reported that minimal clinically significant pharmacokinetic interaction between tariquidar and widely used chemotherapy drugs was observed in the three Phase IIa trials.

    In June of 2002 QLT commenced two Phase III clinical trials for non-small cell lung cancer in combination with chemotherapy. At the time enrollment in the two trials was commenced, QLT expected to enroll approximately 1,000 patients in over 100 centers in North America, Europe and Russia. The two studies are randomized, placebo controlled trials using tariquidar in combination with two of the most commonly used chemotherapy treatment regimes (paclitaxel plus carboplatin in the trial known as TLC1, and vinorelbine alone, in the trial known as TLC2). The trials are designed to demonstrate the ability of tariquidar to enhance the efficacy of chemotherapy agents. Overall survival is the end-point in both trials.

    In October of 2002, the FDA granted fast track review status to tariquidar for the treatment of multi-drug resistance in non-small cell lung cancer patients.

    On February 20, 2003, QLT temporarily halted further enrollment in the two trials, pursuant to the recommendation of the Data Safety and Monitoring Committee ("DSMC"), based on safety concerns regarding toxicity levels, pending an interim analysis of safety and efficacy, on 150 patients in the two trials (the first 100 in TLC1, and the first 50 in TLC2). The interim analyses are expected to occur in May of 2003, for TLC1, and June of 2003, for TLC2. Over 350 patients are currently enrolled in the trials. These patients will continue to be treated in accordance with the trial protocol, also in accordance with the recommendation of the DSMC. Prior to the temporary enrollment halt, QLT had expected to complete enrollment in both trials during the fourth quarter of 2003.

    In December of 2001, QLT began enrolling patients into its Phase II clinical trial of tariquidar for the treatment of refractory breast cancer. This trial may enroll up to 30 patients. The Company expects to complete enrollment in the trial by the end of 2003.

STRATEGIC ALLIANCES AND COLLABORATIONS

    Strategic alliances and collaborations are an integral part of QLT's strategy for the research, development, manufacture and marketing of its products.

    NOVARTIS OPHTHALMICS. On February 6, 1995, the Company entered into an agreement (the "NVO Co-Development Agreement") with Novartis Ophthalmics to pursue worldwide joint development and commercialization of PDT products, including Visudyne, as potential treatments for certain eye diseases through the Alliance. Under the terms of that agreement, QLT is responsible for 40% to 50% of research and development costs for Visudyne, and Novartis Ophthalmics is responsible for the remaining 50% to 60% of such costs. QLT is responsible for the manufacturing and product supply of Visudyne and Novartis Ophthalmics is responsible for sales, marketing and distribution. QLT and Novartis Ophthalmics share equally the profits realized on revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties).

    On July 23, 2001, the Company and Novartis Ophthalmics entered into an agreement to amend the NVO Co-Development Agreement to include the co-development of PDT with verteporfin to treat non-melanoma skin cancer and other dermatological conditions. Under the terms of the amended NVO Co-Development Agreement, Novartis Ophthalmics has committed to fund 100% of the future development costs of verteporfin in non-melanoma skin cancer to a maximum of $9.7 million or until the filing for marketing approval in the United States or the European Union. Thereafter, each of QLT and Novartis Ophthalmics will be responsible for 50% of any remaining development costs, and QLT and Novartis Ophthalmics will share equally the profits realized on revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties).

    XENOVA. On August 13, 2001, the Company entered into an exclusive development and license agreement with Xenova for tariquidar, a P-gp inhibitor for multi-drug resistance in cancer which has completed Phase II clinical trials. Under the agreement, QLT assumed responsibility for the continued development of tariquidar in North America and Europe and acquired marketing rights for North America. QLT paid Xenova an initial licensing fee of $10 million and agreed to make additional payments up to a maximum of $50 million upon achievement of certain milestones. If tariquidar is commercialized, the Company will pay a royalty to Xenova in the range of 15% to 22% based on the level of North American sales. Under the agreement, Xenova contributes $2 million to QLT in respect of its development efforts during the first two years.

    KINETEK PHARMACEUTICALS, INC. QLT and Kinetek Pharmaceuticals, Inc. ("Kinetek") are collaborating to develop compounds known as signal transduction inhibitors for the treatment of ocular, immune system and kidney diseases pursuant to a research and development agreement entered into during 2001. Under that agreement QLT has an option to obtain an exclusive license for up to five compounds. Under the terms of the option, the Company will have the right, on making certain payments, to take over the clinical development and commercialization of each compound at a specified stage of development. Further information regarding Kinetek is provided in "Management Discussion and Analysis
- (Writedown) Gain on Investments."

PRODUCT MANUFACTURING

    QLT does not own or operate any manufacturing facilities at present.

    Visudyne is currently manufactured in stages by several contract facilities located in the U.S., Canada, Europe and Japan. QLT has long-term supply agreements with Raylo Chemicals, Nippon Fine Chemicals of Japan, Parkedale Pharmaceuticals, Merck KGaA, Harimex Ligos BV and Sato Pharmaceuticals for manufacturing activities in the commercial production of Visudyne.

    QLT has entered into a development agreement with R.P. Scherer West, Inc. (formerly SP Pharmaceuticals L.L.C) in support of a secondary manufacturing facility for certain activities in the commercial production of Visudyne. That agreement contemplates the parties entering into a long-term supply agreement; negotiations of the long-term supply agreement are in progress.

    The key starting materials for the Visudyne manufacturing process are secured by long-term supply agreements. No significant delays or interruption of supply have been experienced with respect to the key starting materials for Visudyne.

    QLT is in the process of finalizing a development agreement with Raylo for the manufacturing of tariquidar. QLT has entered into a Master Services Agreement with Hollister-Steir (U.S.A.) for manufacturing tariquidar for clinical supply.

    QLT's other products are manufactured by various contract facilities in the U.S., Canada, Europe and Japan.

MEDICAL DEVICES FOR PDT

    An integral component of PDT is the requirement for a medical device or devices to deliver light to the target tissue to activate the photosensitizer. QLT leverages the expertise of medical device companies to develop and market lasers, laser diodes and other photonic devices to use with its drugs. QLT continues to play an active role with medical device companies in North America and Europe to ensure the availability of commercial, state-of-the-art light sources and delivery systems to the medical community. See " -- Government Regulation".

    Diode laster systems required for Visudyne therapy are manufactured and sold by two medical device companies, Zeiss-Meditic ("Zeiss") (formerly Carl Zeiss, Inc.) and Lumenis Ltd. ("Lumenis"), formerly Coherent Inc. The Alliance collaborates with Lumenis and Zeiss for the supply of lasers for use in conjunction with Visudyne therapy. Both Lumenis and Zeiss have portable diode lasers that have been commercially approved for use with Visudyne in the U.S. and Europe. Approximately 1,700 of these diode lasers have been placed with medical facilities. With the FDA's approval of the device applications, QLT transferred ownership of the regulatory approvals for the Lumenis and Zeiss laser products to the respective companies. See "-- Government Regulation - Regulation of Combination Products".

PATENTS AND PROPRIETARY RIGHTS

    QLT seeks to protect its proprietary technology through patents and security measures to the extent it deems appropriate. QLT currently owns or has rights under a number of patents and patent applications that cover certain of its technologies and products in the U.S., Canada and other jurisdictions.

    QLT's policy is to file patent applications on a worldwide basis in such jurisdictions as it deems beneficial depending on the subject matter. QLT also relies on trade secrets to maintain its competitive position.

    QLT has an exclusive worldwide license from the University of British Columbia ("UBC") for all of the patents and know-how owned by UBC relating to verteporfin, QLT0074 and certain additional photosensitizers and their use in PDT. In the U.S. and other jurisdictions, verteporfin is claimed as a composition of matter as well as for use in methods to destroy or impair the function of unwanted cells.

    QLT has numerous U.S. patents issued and many corresponding non-U.S. patents issued relating to PDT. Some of these patents are general to photoactive agents and others are limited to the use of verteporfin or QLT0074.

    QLT has an exclusive license from Xenova to certain patent rights related to tariquidar. The compound tariquidar and methods of using it to modulate P-gp-mediated multidrug resistance in the treatment of tumors are the subject of an issued U.S. patent held by Xenova and licensed to QLT. Equivalent patent applications are pending in many other jurisdictions, including Canada.

    In addition, QLT has several registered trademarks in the U.S. and Canada and in other jurisdictions.

    QLT indirectly receives government grants and other assistance for certain of its research and development programs. The manner in which QLT commercializes inventions developed through government assistance may be subject to certain restrictions and control by the relevant government-funding agency. QLT does not believe that any such restrictions will have any material adverse effect on the commercialization of its products.

    Although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to its validity or as to enforceability of its claims. Accordingly, there can be no assurance that QLT's patents will afford legal protection against competitors, nor can there be any assurance that the patents will not be infringed by others or that others will not obtain patents that QLT would need to license.

    Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to QLT's scientific and commercial success. Although QLT attempts to and will continue to protect its proprietary information through reliance on trade secret laws and the use of confidentiality agreements with its corporate partners, collaborators, employees and consultants and other appropriate means, there can be no assurance these measures effectively will prevent disclosure of QLT's proprietary information or that others will not develop independently or obtain access to the same or similar information or that QLT's competitive position will not be affected adversely thereby.

    There are two pending lawsuits relating to QLT's rights to two U.S. patents. See "Legal Proceedings".

GOVERNMENT REGULATION

    OVERVIEW. All drugs developed or marketed in the United States, including Visudyne, tariquidar and QLT's other products, are subject to extensive and rigorous regulation by the United States federal government, principally the FDA, and by state and local governments in the United States. The regulatory clearance process is lengthy, expensive and uncertain. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), and other federal statutes and regulations, govern or influence the development, design, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of such products. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on QLT or the manufacturers of its products, including warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the U.S., refusals of the FDA to grant approval of drugs or to allow QLT to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

    In addition to the applicable FDA requirements, QLT is subject to Canadian regulations governing clinical trials and sales and the regulations in any other country in which QLT proposes to market drugs. In the EU countries and Canada, regulatory requirements and approval processes are similar in principle to those in the United States.

    Depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the EU countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all EU countries, but both methods grant each participating country some decision-making authority in product approval. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities in Europe, Canada and other countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval. Unapproved new drugs in the U.S. can only be exported from the U.S. to certain countries if they are approved in the country of import and otherwise comply with the laws of that country, among other requirements. There can be no assurance that QLT will be able to obtain necessary U.S., Canadian or foreign clearances or approvals, where necessary, on a timely basis, if at all, for any of its products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on QLT's business, financial condition and results of operations.

    Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers are subject to inspection by the FDA and those state agencies, and must comply with the host of regulatory requirements that apply to drugs marketed in the U.S., including the FDA's labeling regulations, Good Manufacturing Practice ("GMP") requirements, adverse event reporting (requirements that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. Non-compliance with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on QLT.

    REGULATION OF DRUGS. Different types of FDA regulation apply to various drug products, depending upon whether they are marketed only upon the order of a physician or over-the-counter, are biological drugs, or are controlled drugs such as narcotics. Product development and approval within this regulatory framework takes a number of years, involves the expenditure of substantial resources and is uncertain. Many drug products that initially appear promising ultimately do not reach the market because they are not found to be safe and effective or cannot meet the FDA's other regulatory requirements. In addition, there can be no assurance that the current regulatory framework will not change or that additional regulation will not arise at any stage of QLT's product development that may affect approval, delay the submission or review of an application or require additional expenditures by QLT.

    The activities required before a new drug product may be marketed in the U.S. primarily begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and other characteristics and animal studies to assess the potential safety and efficacy of the product as formulated. Many preclinical studies are regulated by the FDA under a series of regulations called the current Good

Laboratory Practice ("GLP") regulations. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be replicated.

    The entire body of preclinical development work necessary to administer investigational drugs to human volunteers or patients, along with relevant manufacturing information about the drug and the proposed clinical protocol, is summarized in an Initial New Drug ("IND") application to the FDA. FDA regulations provide that human clinical trials may begin 30 days following receipt of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. Once trials have commenced, the FDA may stop the trials, or particular types of trials, by placing a "clinical hold" on such trials because of concerns about, for example, the safety of the product being tested. Such holds can cause substantial delay and in some cases may require abandonment of a product.

    Clinical testing involves the administration of a drug to healthy human volunteers or to patients under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA reviewed IND protocol. Each clinical study is conducted under the auspices of an Institutional Review Board ("IRB") in respect of each of the clinical sites at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the clinical site. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I clinical studies consist of testing the product in a small number of patients or normal volunteers, primarily for safety, in one or more dosages, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population. Phase III clinical studies typically involve additional testing for safety and clinical efficacy and an expanded population at geographically dispersed sites. A clinical plan, or "protocol," accompanied by the approval of an IRB, must be submitted to the FDA prior to commencement of each Phase of clinical study. All patients involved in a clinical study must provide informed consent prior to their participation. The FDA may order the temporary or permanent discontinuance of a clinical study at any time for a variety of reasons, particularly if safety concerns exist. These clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations.

    A company seeking FDA approval to market a new drug that is a new chemical entity must file an New Drug Application (an "NDA") with the FDA pursuant to the FDC Act or a Market Authorization Application ("MAA") in Europe. In addition to reports of the preclinical and clinical trials conducted under an effective IND application, the NDA includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, details on the manufacture of finished products and proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes one to three years to complete, although reviews of treatments for cancer, AIDS, and other life-threatening diseases may be accelerated, expedited or subject to fast track handling. The process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical and clinical significance. However, additional information may be required. For example, the FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval and may not approve the NDA. Finally, the FDA may require additional clinical tests following NDA approval to confirm safety and efficacy (Phase IV clinical studies).

    In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may be difficult and expensive to administer. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. After a product is approved for a given indication, subsequent new indications or dosage levels for the same product are reviewed by the FDA via the filing and upon approval of a supplement. The supplement is much more focused than the original application and deals primarily with safety and effectiveness data related to the new indication or dosage. Finally, the FDA requires reporting of certain safety and other information that becomes known to a manufacturer of an approved drug. If an active ingredient of a drug product has been previously approved, there may be other types of drug applications that can be filed that are less time-consuming and costly. No assurance exists that any of these types of drug applications will be available or benefit QLT.

    The product testing and approval process is likely to take a substantial number of years and involve expenditure of substantial resources. There can be no assurance that any approval will be granted on a timely basis, or at all. The FDA also may require postmarketing testing and surveillance to monitor the record of the product and continued compliance with regulatory requirements. Upon approval, a prescription drug may only be marketed for the approved indications in the approved dosage forms and at the approved dosage. Adverse experiences with the product must be reported to the FDA.

    Among the requirements for product approval is the requirement that the prospective manufacturer conform to the FDA's current GMP regulations for drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in product, record keeping and quality control to assure that the product meets applicable specifications and other requirements. In addition, advertising and promotional materials relating to QLT's drugs are subject to regulation by the FDA. The FDA periodically inspects manufacturing facilities in the U.S. and abroad in order to ensure compliance with applicable GMP requirements and all other regulatory requirements. Failure of QLT or QLT's contract manufacturers of Visudyne to comply with the FDA's GMP regulations or other FDA regulatory requirements could have a significant adverse effect on QLT's business, financial condition and results of operations. See "-- Product Manufacturing".

    QLT currently has active INDs for the ongoing clinical trials for Visudyne and for verteporfin for the treatment of various ocular indications and multiple basal cell carcinoma. In addition, QLT has active INDs for QLT0074 (BPH and androgenetic alopecia) and tariquidar (non-small cell lung cancer and breast cancer). It is uncertain if and when QLT will submit NDAs for any of these drugs for any of the studied indications. There can be no assurance that any of these studies will be completed or, if completed, will demonstrate that the drugs are safe and effective for their intended uses, nor can assurance be given that approval will be granted by the FDA on a timely basis, or at all, for any of these drugs for the studied indications.

    REGULATION OF COMBINATION PRODUCTS. Medical products containing a combination of drugs, including biologic drugs, or devices may be regulated as "combination products" in the U.S. A combination product generally is defined as a product comprised of components from two or more regulatory categories (drug/device, device/biologic, drug/biologic, etc.). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, including a biologic drug, or device.

    In order to facilitate premarket review of combination products, the FDA designates one of its centers to have primary jurisdiction for the premarket review and regulation of both components. The FDA makes the determination whether a product is a combination product or two separate products on a case-by-case basis.

    OTHER REGULATIONS. QLT is subject to numerous federal, state, provincial and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that QLT will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a materially adverse effect upon QLT's ability to do business. Unanticipated changes in existing regulatory requirements, failure of QLT to comply with such requirements or adoption of new requirements could have a material adverse effect on QLT.

COMPETITION

    The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. QLT's competitors include major pharmaceutical and bio-pharmaceutical companies, many of which have financial, technical and marketing resources significantly greater than those of QLT and substantially greater experience in developing products, conducting preclinical and clinical testing, obtaining regulatory approvals, manufacturing and marketing. In addition, many bio-pharmaceutical companies have formed collaborations with large, established pharmaceutical companies to support research, development and commercialization of products that may be competitive with QLT's products. Academic institutions, government agencies and other public and private research organizations also are conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. The existence of these products, or other products or treatments of which QLT is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by QLT.

    QLT is aware of a number of competitors or potential competitors developing therapies in markets of interest to QLT, including AMD. In particular, QLT believes that EyeTech Pharmaceuticals and Pfizer, Genentech, Inc., Alcon Laboratories, Inc., and Iridex Corporation are developing or may develop competitive therapies targeted for the AMD employing different technologies, several of which involve injections directly into the eye.

    QLT is also aware that other companies are engaged in the development of products which might become competitive to QLT's products, but none are considered as advanced as those of the companies' mentioned above.

    QLT believes that these competitors are or might be conducting preclinical studies and clinical testing on their own or with certain third parties in various countries for a variety of diseases and medical conditions in which we have ongoing development programs. These and other companies also may be involved in competitive activities of which we are not aware.

    An important competitive factor is the timing of market introduction of products by QLT or its competitors. Accordingly, the relative speed with which QLT and QLT's present and future collaborative partners can develop products, complete the clinical trials and approval processes and supply commercial quantities of products to the market is critical. QLT does not believe that regulatory approval for the products of the competitors named above would be obtainable before the end of 2004.

    QLT's competition will be determined in part by the potential indications for which QLT's products are developed and ultimately approved by regulatory authorities. The development by competitors of new treatment methods for those indications for which QLT is developing products could render QLT's products non-competitive or obsolete. QLT expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and intellectual property protection.

LIABILITY AND PRODUCT RECALL

    The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product defects. The use of QLT's products in clinical trials and the sale of such products may expose QLT to liability claims alleged to result from the use of such products. These claims could be made directly by patients or consumers, healthcare providers or others selling the products. In addition, QLT is subject to the inherent risk that a governmental authority may require the recall of one or more of QLT's products. QLT currently carries clinical trials and product liability insurance to cover certain claims that could arise during the clinical studies of QLT's products, or during the commercial use of Visudyne. The limits of liability under the insurance policy are $20 million per incident and per year in the aggregate. Such coverage and the amount and scope of any coverage obtained in the future may be inadequate to protect QLT in the event of a successful product liability claim, and there can be no assurance that the amount of such insurance can be increased, renewed or both. A successful product liability claim could materially adversely affect the business, financial condition or results of operations of QLT.

    Further, liability claims relating to the use of QLT's products or a product recall could negatively affect the Company's ability to obtain or maintain regulatory approval for its products. QLT has agreed to indemnify certain of its collaborative partners against certain potential liabilities relating to the manufacture and sale of QLT's products.

ENVIRONMENT

    QLT seeks to comply with all applicable statutory and administrative requirements concerning environmental protection. It is not anticipated that expenditures for environmental protection will have a material adverse effect on QLT's capital expenditures, earnings or competitive position.

    QLT is the owner of the land on which its head office and research facilities are located in Vancouver, British Columbia, and an adjacent site.

    When the head office site was purchased in 1998, the vendor provided QLT with a Certificate of Compliance, issued by the Ministry of Environment, Lands and Parks of the Province of British Columbia, concerning the satisfaction of environmental standards and regulations as prescribed or required under the Waste Management Act (British Columbia).

    When the adjacent site was purchased by QLT in 2001, the vendor provided QLT with a Certificate of Compliance issued by the Ministry of Environment, Lands and Parks of the Province of British Columbia, concerning the remediation of the lands to meet environmental standards and regulations as prescribed or required under the Waste Management Act (British Columbia).

    In addition, QLT has an indemnification from the vendor of both properties concerning future environmental liabilities associated with the property. See "-- Properties".

RESEARCH AND DEVELOPMENT

    During the years ended December 31, 2002, 2001, and 2000, QLT's total research and development expenses were $42.3 million, $42.9 million and $32.8 million respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

HUMAN RESOURCES

    As of February 28, 2003, QLT had 336 employees, of which 179 were engaged in research, development, clinical and regulatory affairs, manufacturing and process development, and medical devices. 157 of these employees were engaged in administration, commercial operations and materials management, corporate communications, corporate development, finance, information technology, human resources and marketing and sales planning. All QLT employees are located in Canada. None of QLT's employees belong to a labor union and QLT considers its relationship with its employees to be good. QLT believes it offers competitive compensation, incentive and fringe benefit programs, which include equity participation plans.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Set out below is certain information with respect to the Company's executive officers as of February 28, 2003:


                  NAME                           AGE                        POSITION
                  ----                           ---                        --------

         Paul J. Hastings.....................   43      President, Chief Executive Officer and Director

         Mohammad Azab........................   47      Senior Vice President and Chief Medical Officer

         Robert L. Butchofsky.................   41      Vice President, Marketing and Sales Planning

         Alain H. Curaudeau...................   46      Senior Vice President, Project Planning and Management

         Michael J. Doty......................   56      Senior Vice President and Chief Financial Officer

         Therese Hayes........................   36      Vice President, Corporate Communications and Investor
                                                         Relations



                  NAME                           AGE                        POSITION
                  ----                           ---                        --------

         Linda M. Lupini......................   43      Senior Vice President, Human Resources and
                                                         Administration

         Lawrence D. Mandt....................   50      Senior Vice President, Quality and Regulatory Affairs

         William J. Newell....................   45      Senior Vice President and Chief Business Officer

         Ian Patrick,                            60      Vice President, Manufacturing and Pharmaceutical
         Ph.D....................                        Development


    Paul J. Hastings was appointed President, Chief Executive Officer and a Director of the Company effective February 17, 2002. From January 2001 to February 15, 2002, Mr. Hastings was President, CEO and a Director of Axys Pharmaceuticals, Inc., where he was responsible for all aspects of the organization including leading the strategic acquisition of Axys by Celera Corporation. Since starting his career in 1984 with Hoffman La Roche, Mr. Hastings has held various positions of increasing responsibility with notable biotech and pharmaceutical companies. From June 1999 to January 2001, Mr. Hastings was President of Chiron BioPharmaceuticals. From June 1998 to June 1999, Mr. Hastings was President and Chief Executive Officer of LXR Biotechnology. From 1994 to 1998, amongst his positions of increasing responsibility at Genzyme, Mr. Hastings was Vice-President, Global Marketing, Genzyme Corporation; Vice-President, General Manager of Genzyme Therapeutics Europe; President, Genzyme Therapeutics Europe; and President, Genzyme Therapeutics Worldwide. From 1988 to 1994, included in Mr. Hastings' increasing positions of responsibility at Synergen, Mr. Hastings was Vice-President, Marketing and Sales of Synergen, Inc. and Vice-President, General Manager of Synergen Europe, Inc. Mr. Hastings holds a Bachelor of Science in Pharmacy from the University of Rhode Island. Mr. Hastings is a member of the boards of directors of several organizations including ViaCell Inc., B.C.'s Leading Edge Endowment Fund, Arriva Pharmaceuticals, the B.C. Biotech Association and Vancouver's St. Paul's Hospital.

    Mohammad Azab, M.D., joined the Company as Vice President, Clinical Research and Medical Affairs in 1997 and was promoted to Senior Vice President, Clinical Research and Medical Affairs in March 2000. Dr. Azab became Chief Medical Officer in February of 2003. Prior to joining QLT, Dr. Azab spent five years with Zeneca Pharmaceuticals in Manchester, England, where he was responsible for international clinical development of oncology and gynecology drugs and three years with Sanofi as worldwide medical manager of oncology. Dr. Azab has been actively involved in the development of several currently approved drugs mainly in the fields of oncology and ophthalmology. Before joining industry, Dr. Azab practiced as an oncologist and lectured in oncology at the Institute Gustave Roussy, the University of Paris-Sud in France and at Cairo University in Egypt. Dr. Azab has authored over one hundred papers and abstracts and is a member of the American Society of Clinical Oncology and the European Society of Medical Oncology.

    Robert L. Butchofsky joined QLT in 1998 as Associate Director, Ocular Marketing and was appointed Vice President, Marketing and Sales Planning in September 2001. Mr. Butchofsky is now responsible for the ongoing marketing of Visudyne as well as the creation of an oncology sales force within QLT to market new products currently in development. Prior to joining QLT, Mr. Butchofsky spent eight years at Allergan where he built an extensive background with ocular products including sales, health economics, worldwide medical marketing, and product management. Prior to joining Allergan, Mr. Butchofsky spent several years managing clinical trials at the Institute for Biological Research and Development. Mr. Butchofsky holds a Bachelor of Arts degree in Biology from the University of Texas and a Masters of Business Administration from Pepperdine University.

     Alain H. Curaudeau joined QLT in 2000 as Vice President, Project Planning and Management and was promoted to Senior Vice President, Project Planning and Management in July 2001. He came to QLT with extensive global experience in pharmaceutical R&D after serving more than 15 years with Rhone-Poulenc Rorer ("RPR"), a major international pharmaceutical company. Mr. Curaudeau's tenure with RPR included 14 years of progressively senior positions in project management, in France and in the U.S. Most recently he was designated head of Project Management for Aventis, a new company formed in 1999 by the merger between RPR and Hoechst AG. Mr. Curaudeau holds a Bachelors and Masters degree in Pharmacy from the University of Chatenay-Malabry, Paris, France. He is also a graduate of the Toxicology and

Pharmacokinetics Programs from the same university and received academic training in toxicological pathology from the National Veterinary School in Toulouse, France.

    Michael J. Doty joined QLT as Senior Vice President and Chief Financial Officer of the Company in November 2001. Mr. Doty is a Certified Public Accountant with more than 25 years of experience in a wide range of financial, administrative and planning positions at companies such as 3M, Honeywell, Inc. and Reckitt & Colman, PLC (now Reckitt Benckiser PLC). Prior to joining QLT, from May 1999 to October 2001, he was Senior Vice President and Chief Financial Officer of Inamed Corporation, a global supplier of medical devices. From 1997 to 1999, Mr. Doty was the Vice President and Chief Financial Officer of O-Cedar Brands, Inc., a private consumer product company based in Cincinnati, and from 1994 to 1997, he was the Vice President and Chief Financial Officer of White Systems, Inc., a manufacturer and software developer. Mr. Doty holds Bachelor of Chemistry, Institute of Technology and Bachelor of Science, Business Administration degrees from the University of Minnesota and a Master of Business Administration degree from the University of St. Thomas.

    Therese Hayes became Vice President, Corporate Communications and Investor Relations in February, 2003. Ms. Hayes joined QLT in 2001 as Senior Director, Corporate Communications and Investor Relations. Ms. Hayes is responsible for all aspects of internal and external communications and investor relations for the Company. Ms. Hayes brought 15 years of management experience in healthcare and biotechnology, including scientific research, financial and scientific communications and business development to QLT. Prior to joining QLT, Ms. Hayes was Vice President Corporate Communications at SangStat Medical Corporation, a biotechnology company based in California. Ms. Hayes holds a Bachelor of Science degree from the University of Waterloo, a Masters of Microbiology and Immunology and a Masters of Health Administration, both from the University of Ottawa.

     Linda M. Lupini was promoted to Senior Vice President, Human Resources and Administration in February of 2003. Ms. Lupini joined QLT in 1997 as Director, Human Resources, and was promoted to Vice President, Human Resources and Administration in March 2000. Ms. Lupini joined QLT after serving as Human Resources Director at MacDonald Dettwiler and Associates Ltd., a leading technology firm in Western Canada. Ms. Lupini, who holds a Bachelor of Arts degree in psychology from the University of British Columbia, is a member of several human resource and industry associations and is currently serving as a member representing employers on the British Columbia Employment Standards Tribunal.

    Lawrence D. Mandt joined QLT in 1999 as Vice President, Regulatory Affairs and was promoted to Senior Vice President, Quality and Regulatory Affairs in September 2000. Mr. Mandt brought 25 years of experience and a strong base of scientific research and regulatory and medical affairs management when he joined the Company. During his 15 years at the U.S.-based headquarters of Bausch & Lomb, he rose through progressively senior positions in clinical and biological research management before joining CIBA Vision where he led the regulatory and medical affairs team and was their chief liaison with the FDA. In addition to previous posts held at Merck Sharp & Dohme and Amstar, Mr. Mandt, who holds a Bachelor of Science degree in Biology from Mankato State University, has also been an active member in a number of industry organizations.

    William J. Newell joined QLT as Senior Vice President and Chief Business Officer in June of 2002. Mr. Newell is a lawyer with extensive legal and business development experience. Prior to joining QLT, Mr. Newell was Senior Vice President, Corporate and Business Development of Celera Genomics (previously Axys Pharmaceuticals). Mr. Newell joined Axys in 1998 and held various positions of increasing responsibility including Vice President, General Counsel and Senior Vice President, Corporate and Business Development and General Counsel. Prior to joining Axys Mr. Newell was a partner in the law firm of McCutchen, Doyle, Brown & Enersen LLP, where he specialized in strategic business transactions, including mergers and acquisitions and licensing and financing transactions. Mr. Newell is a member of the board of BIOTECanada.

    Ian Patrick Ph.D. became Vice-President, Manufacturing and Pharmaceutical Development in February of 2003. Dr. Patrick joined QLT in 2001 after several years as a consultant to the British biotechnology industry where he specialized in regulatory affairs including redesign and validation of facilities, processes and controls. He has many years of experience in manufacturing and process development as well as project management and facility development, and he began his career as a research scientist. Dr. Patrick has his

Bachelor of Science degree (Honours) and his Ph.D. from Leeds University in the United Kingdom. He is a long standing Fellow of the Royal Society of Chemistry in the U.K.

    To complement its own expertise in various fields, QLT utilizes scientific consultants and advisors, all of whom have formal consulting agreements with the Company.



                                  RISK FACTORS

    In addition to the other information included in this Annual Report, you should consider carefully the following factors, which describe many, but not necessarily all, of the risks, uncertainties and other factors that may materially and adversely affect our business, financial condition and operating results. We are identifying these as important factors that could cause actual events or our actual results to differ materially from those contained in any written or oral forward-looking statements within the meaning of the Private Securities Reform Act of 1995 made by us or on our behalf in this Annual Report or elsewhere. We are relying upon the safe harbor for forward-looking statements and any such statements are qualified by reference to the cautionary statements set out elsewhere in this Annual Report.

FUTURE SALES FROM VISUDYNE(R) MAY BE LESS THAN EXPECTED.

     Our prospects are highly dependent upon increasing the sales of our only commercial product, Visudyne. Our revenues to date have consisted largely of revenue from product sales of Visudyne by Novartis Ophthalmics. If sales of Visudyne fail to increase, it would have a material adverse effect on our business, financial condition and results of operations.

A number of factors may affect the rate and breadth of market acceptance of Visudyne, including:

- Perception by physicians and other members of the health care community on the safety and efficacy of Visudyne

-   Patient and physician demand for Visudyne

-   Novartis Ophthalmics' effectiveness in marketing and selling Visudyne

-   Reimbursement policies of various government and third-party payors

-   Availability of sufficient commercial quantities of Visudyne

- The placement and maintenance of a sufficient number of laser systems or suitable alternate light sources in medical facilities

-   The price of Visudyne relative to other drugs or competing treatments

- The need for retreatment of Visudyne throughout the treatment process may not approximate retreatment rates during clinical development

- The scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses of Visudyne

-   Increased competition for Visudyne from new or existing products

- Adverse side effects or unfavorable publicity concerning Visudyne or other drugs in its class

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN AND LIKELY TO FLUCTUATE.

     Until the fourth quarter of 2000, QLT had a history of operating losses. Although QLT was profitable for the years 2000, 2001 and 2002, future operating performance is not certain and the Company may not be able to maintain operating profitability. Our accumulated deficit at December 31, 2002 was approximately $52.9 million.

     Our operating results may fluctuate from period to period for a number of reasons. In budgetting our operating expenses, some of which are fixed in the short term, we assume that revenues will continue to grow. Even a relatively small revenue shortfall or a small increase in operating expenses may cause a period's results to be below our expectations. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:

-   Lower than expected revenues from sales of Visudyne by Novartis Ophthalmics

-   Changes in our product pricing strategies

- High levels of marketing expenses for Visudyne, in particular outside of the United States

-   Fluctuations in currency exchange rates

- Unfavorable outcome of pending patent or securities litigation against QLT. See "Legal Proceedings"

- Higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne, tariquidar, and our other product candidates

- Increased operating expenses as a result of product, technology acquisitions or other acquisitions or business combinations

OUR PRODUCT DEVELOPMENT EFFORTS FOR VISUDYNE(R), TARIQUIDAR AND OUR OTHER PRODUCTS IN DEVELOPMENT MAY NOT YIELD MARKETABLE PRODUCTS DUE TO UNFAVORABLE RESULTS OF CLINICAL STUDIES OR TRIALS, FAILURE TO ACHIEVE REGULATORY APPROVALS OR MARKET ACCEPTANCE, PROPRIETARY RIGHTS OF OTHERS OR MANUFACTURING ISSUES.

     Our success depends on our ability to successfully develop and obtain regulatory approval to market new pharmaceutical products. Development of a product requires substantial technical, financial and human resources even if the product is not successfully completed.

     Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

- Lack of sufficient treatment benefit or unacceptable safety issues during preclinical studies or clinical trials

-   Lack of commercial market opportunity

- Results from preclinical and early clinical studies may not be predictive of results obtained in large scale clinical trials

- The FDA may suspend our clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks

- Failure to receive necessary regulatory approvals after completion of clinical trials

-   Existence of conflicting proprietary rights of third parties

- Inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards

     Additional regulatory approvals will also be needed to expand the uses for which Visudyne may be marketed in the United states and the European countries and other markets where it is already approved or applications are pending, and those approvals may be delayed, may not be obtained or may be more limited than anticipated.

     Pursuant to the recommendation of the Data Safety and Monitoring Committee of the two Phase III studies of tariquidar in non small cell lung cancer, enrollment in these trials has been halted pending an interim satefy and efficacy analyses of 150 patients already enrolled in the two trials. There can be no assurance that the Data Safety and Monitoring Committee will recommend that enrollment in these trials recommence following these analyses. These trials remain blinded, and QLT cannot predict what might be the outcome of the interim analyses.

FAILURE OF NOVARTIS OPHTHALMICS TO EFFECTIVELY MARKET VISUDYNE(R) WOULD REDUCE POTENTIAL REVENUES.

     We are reliant on the efforts of Novartis Ophthalmics in promoting and selling Visudyne. If Novartis Ophthalmics does not dedicate sufficient resources to the promotion of Visudyne, or if Novartis Ophthalmics fails in its marketing efforts, the revenues we receive from the sale of Visudyne would decrease and our business and operating results would be adversely affected.

VISUDYNE(R) SALES ARE WORLDWIDE, AND CURRENCY FLUCTUATIONS MAY IMPAIR OUR REPORTED FINANCIAL RESULTS.

    In most significant markets, Visudyne is sold in the local currency. Although we implement currency hedging techniques to mitigate the impact of currency fluctuations on our financial results, these techniques do not eliminate the effects of foreign currency fluctuations with respect to anticipated revenues or cash flows, and, as they are short term in nature, do not protect us from prolonged periods of currency fluctuations.

WE ARE DEPENDENT UPON THIRD-PARTIES TO DEVELOP AND COMMERCIALIZE SOME OF OUR PRODUCT CANDIDATES.

    Our strategy for the research, development, manufacture and marketing of Visudyne and our other products includes entering into various arrangements with third parties and therefore is dependent upon the subsequent success of these third parties in performing their responsibilities under such arrangements. Although we believe that parties to such arrangements have an economic incentive to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities generally are not under our control. We cannot predict whether such parties, including Novartis Ophthalmics, will perform their obligations as expected or whether significant revenue will be derived or sustained from such arrangements. To the extent such parties do not perform adequately under our various agreements with them, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated.

    In some cases, these agreements may be terminated by the other party with limited notice, and, in certain circumstances, the other party may acquire certain rights to the products under development upon termination.

IN THE FIELD OF PDT, WE ARE DEPENDENT UPON THE SUCCESS AND CONTINUED SUPPLY OF THIRD-PARTY MEDICAL DEVICE COMPANIES WITH COMPLEMENTARY LIGHT SOURCE AND LIGHT DELIVERY DEVICES.

    Because PDT requires a light source, and in some instances a light delivery system, to be used in conjunction with our photosensitizers, we are dependent upon the success of medical device companies in placing and maintaining light sources with the appropriate medical facilities and in distributing the light delivery systems. If the medical device companies with whom we or our collaborative partners have strategic relationships are unable to achieve the appropriate placements of light sources and ensure an uninterrupted supply of light delivery systems, as applicable, if they terminate the collaborative arrangements to pursue more profitable market opportunities, or if they, as a result of industry consolidation or for other reasons no longer supply complementary light sources or light delivery systems, the sale of Visudyne by our distribution partners and our share of revenues from the sale of Visudyne may be adversely affected. We may not be able to secure additional arrangements with other leading medical device companies to complement the activities of our current providers.

WE MAY BE UNABLE TO HAVE MANUFACTURED OR CONTINUE TO HAVE MANUFACTURED EFFICIENTLY COMMERCIAL QUANTITIES OF VISUDYNE(R), OR OUR OTHER PRODUCTS, SUCH AS TARIQUIDAR, IN COMPLIANCE WITH FDA AND OTHER REGULATORY REQUIREMENTS.

    Our ability to conduct clinical trials and commercialize Visudyne and our other products, either directly or in conjunction with others, depends, in large part, on our ability to have such products manufactured at a competitive cost and in accordance with FDA and other regulatory requirements. Our contract manufacturers' manufacturing and quality procedures may not achieve or maintain compliance with applicable FDA and other regulatory standards, and, even if they do, we may be unable to produce or continue to produce commercial quantities of Visudyne and our other products at an acceptable cost or margin.

    If current manufacturing processes are modified, or the source or location of our product supply is changed, regulatory authorities will require us to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in the clinical trials or products previously approved. Any such modifications to the manufacturing process or supply may not achieve or maintain compliance with the applicable regulatory requirements. In many cases, prior approval by regulatory authorities may be required before any changes can be instituted.

    We depend on several third parties in the U.S., Canada, Europe and Japan to manufacture Visudyne and, if such third parties fail to meet their respective contract commitments, we may not be able to supply or continue to supply commercial quantities of the product or conduct certain future clinical testing.

    We have limited experience in the manufacture of tariquidar, and may be unsuccessful in securing a long-term supply agreement for the commercial manufacture of tariquidar on terms which are favorable to the Company.

THE SUCCESS OF VISUDYNE(R) AND OUR OTHER PRODUCTS MAY BE LIMITED BY GOVERNMENTAL AND OTHER THIRD-PARTY PAYORS.

     The continuing efforts of governmental and third-party payors to contain or reduce the costs of health care may negatively affect the sale of Visudyne and our other products. Our ability to commercialize Visudyne and our other products successfully will depend in part on the timeliness of and the extent to which adequate reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. Significant uncertainty exists as to the reimbursement status of newly approved therapeutic products or newly approved product indications.

    Third-party payors are challenging the price and cost-effectiveness of medical products and services, and the adoption of new legislation and regulations affecting the pricing of pharmaceuticals could further limit reimbursement for medical products and services. To the extent such governmental or private third-party payors focus their efforts on Visudyne or our current or future product candidates, sales of such products could be negatively affected.

    There can be no assurance that any of our applications for reimbursement for all or any component of Visudyne therapy will result in approvals or that our current reimbursement approvals will not be reduced or reversed in whole or in part. For example, during 2002 the CMS aanounced that they would not uphold their original intention to expand the national coverage policy for Visudyne therapy to include reimbursement for patients with occult only subfoveal CNV secondary to AMD. That decision constituted a reversal of the CMS' original position.

PATIENT ENROLLMENT MAY NOT BE ADEQUATE FOR OUR CURRENT TRIALS OR FUTURE CLINICAL TRIALS.

    Our business could suffer if we fail to develop and maintain sufficient levels of patient enrollment in our current or future clinical trials. Our ability to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment, which is a function of many factors, including:

-   The nature of our clinical trial protocols or products

-   The existence of competing protocols

-   The size and longevity of the target patient population

-   The proximity of patients to clinical sites

-   Eligibility criteria for the trials

-   Patient drop out rates for the trials

    Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could materially harm our business.

VISUDYNE(R), TARIQUIDAR AND QLT'S OTHER PRODUCTS MAY EXHIBIT ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

    Visudyne (or verteporfin), tariquidar and QLT's other products may exhibit undesirable and unintended side effects that may prevent or limit their commercial adoption and use.

    Even after approval by the FDA and other regulatory authorities, Visudyne and our other products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. New unexpected side effects not previously observed during clinical trials could emerge in the future. The manifestation of such side effects could cause our business to suffer. In some cases, regulatory authorities may require labelling changes that could add warnings or restrict usage based on unexpected side effects seen after marketing a drug.

WE MAY FACE COMPETITION AND NOT BE SUCCESSFUL IN ADDRESSING IT.

    We may be unable to contend successfully with current or future competitors. The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and bio-pharmaceutical companies, many of which have or have access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing, and obtaining regulatory approvals

    We are aware of certain products manufactured or under development by competitors that are used for the prevention and treatment of certain diseases which we have targeted for product development. The existence of these products, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of our products.

    We are aware of a number of competitors developing treatments for AMD, including EyeTech Pharmaceuticals, Genentech, Inc., Alcon Laboratories, Inc., and Iridex Corporation. We also believe that Visudyne could be competing against surgical or other treatments for AMD, including macular translocation, submacular surgery and laser photocoagulation, among others.

    We believe that each of these competitors is or might be conducting preclinical studies and clinical testing on their own or with certain third parties in various countries for a variety of diseases and medical conditions in which we have ongoing development programs. These and other companies also may be involved in competitive activities of which we are not aware.

WE DEPEND ON KEY PERSONNEL, AND IF WE DO NOT ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

    Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. Many of our key responsibilities have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the failure to secure the services of key personnel or loss of services of key personnel could adversely affect our business.

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN NEGOTIATING OR INTEGRATING FUTURE ACQUISITIONS, BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

    We may not be successful in initiating or completing negotiations to expand our operations and market presence by future product, technology or other acquisitions and business combinations, joint ventures or other strategic alliances with other companies. If we are successful in these negotiations, these transactions create risks, such as:

- Difficulty assimilating the operations, technology and personnel of the combined companies

- Disruption of our ongoing business, including loss of management focus on existing businesses and other market developments

-   Problems retaining key technical and managerial personnel

- Expenses associated with the treatment of in-process research and development and amortization of other purchased intangible assets

- Impairment of relationships with existing employees, customers and business partners

-   Additional losses from any equity investments we might make

    We may not succeed in addressing these risks, and we may not be able to make acquisitions and business combinations, joint ventures or strategic alliances on terms that are acceptable to us. If we are not successful, our earnings may be adversely affected. In addition, any businesses we may acquire may incur operating losses.

WE ARE A DEFENDANT IN A PENDING CLASS ACTION LAWSUIT THAT MAY REQUIRE US TO PAY SUBSTANTIAL DAMAGES OR OTHERWISE SERIOUSLY HARM OUR BUSINESS.

     Class action litigation is often expensive and time-consuming and the outcome of such litigation is often uncertain. Regardless of its outcome, the class action lawsuit may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In the worst case, the class action lawsuit may require us to pay substantial damages and may otherwise seriously harm our business. See "Legal Proceedings".

WE MAY NOT BE ABLE TO OBTAIN AND ENFORCE EFFECTIVE PATENTS TO PROTECT OUR PROPRIETARY RIGHTS FROM USE BY COMPETITORS, AND PATENTS OF OTHER COMPANIES COULD REQUIRE US TO STOP USING OR PAY TO USE REQUIRED TECHNOLOGY.

    We may not be able to obtain and enforce patents, to maintain trade secret protection for our technology and to operate without infringing on the proprietary rights of third parties. The extent to which we are unable to do so could materially harm our business.

    We have applied for and will continue to apply for patents for certain aspects of Visudyne and our other products and technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. It is possible that patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost.

If we are unable to secure or to continue to maintain a preferred position, Visudyne and our other products could become subject to competition from the sale of generic products.

    Patents issued or licensed to us may be infringed by the products or processes of other parties. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and the time demands could interfere with our normal operations.

    It is also possible that a court may find us to be infringing validly issued patents of third parties. In that event, in addition to the cost of defending the underlying suit for infringement, we may have to pay license fees and/or damages, and may be enjoined from conducting certain activities. Obtaining licenses under third-party patents can be costly, and such licenses may not be available at all. Under such circumstances, we may need to materially alter our products or processes.

    Although we believe that the claims of MEEI in the lawsuits described under "Legal Proceedings" are without merit, these lawsuits may not ultimately be resolved in our favor. If either or both lawsuits are not resolved in our favor, we may be obliged to pay an additional royalty or damages for access to the inventions covered by the claims in the issued U.S. patents. Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our corporate partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

WE MAY FACE FUTURE PRODUCT LIABILITY CLAIMS THAT MAY RESULT FROM THE SALE OF VISUDYNE(R) AND OUR OTHER PRODUCTS.

    The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne and our other product candidates may expose us to liability claims allegedly resulting from the use of these products. These claims might be made directly by consumers, healthcare providers or others selling our products. We carry clinical trials and product liability insurance to cover certain claims that could arise during the clinical trials for our product candidates, or during the commercial use of Visudyne. The limits of liability under the insurance policy are $20 million per incident and per year in the aggregate. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance or even renew it. A successful product liability claim could materially harm our business.

WE MAY BE UNABLE TO COMPLY WITH ONGOING REGULATORY REQUIREMENTS.

    Visudyne and our products under development are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments. To the extent Visudyne and our products under development are marketed abroad, they are also subject to export requirements and to regulation by foreign governments. The regulatory clearance process is lengthy, expensive and uncertain. We may not be able to obtain, or continue to obtain, necessary regulatory clearances or approvals on a timely basis, or at all, for Visudyne or any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could materially harm our business.

    Drugs manufactured or distributed pursuant to the FDA's approval are subject to pervasive and continuing regulation by the FDA, certain state agencies and various foreign governmental regulatory agencies such as the EMEA. Manufacturers are subject to inspection by the FDA and those state agencies, and must comply with the host of regulatory requirements that usually apply to drugs marketed in the U.S., including but not limited to the FDA's labelling regulations, Good Manufacturing Practice requirements, adverse event reporting, and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. Our failure to comply with applicable requirements could result in sanctions being imposed on us. These sanctions could include warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, refusals of the FDA to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

    We, our contract manufacturers and manufacturers of light sources and delivery systems used with Visudyne and our other PDT products under development are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission or the FDA. We, our contract manufacturers and manufacturers of light sources and delivery systems used with Visudyne and our PDT products under development may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, failure of us, our contract manufacturers or manufacturers of light sources and delivery systems used with Visudyne and our PDT products under development to comply with such requirements or the adoption of new requirements could materially harm our business.

WE MAY NEED ADDITIONAL CAPITAL, AND OUR PROSPECTS FOR OBTAINING IT ARE
UNCERTAIN.

    We may be unable to obtain necessary additional capital in the future. Our business may not generate the cash necessary to fund our operations and we expect that the funding requirements for our operating activities will continue to increase substantially in the future, primarily due to the expanded clinical testing of Visudyne, tariquidar and our other products. The amount required to fund additional operating expenses will also depend on other factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements and as a result of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions, or if future development funding requirements cannot be satisfied with available cash resources. Additional capital may not be available on terms favorable to us, or at all. If adequate capital is unavailable, we may have to reduce substantially or eliminate expenditures for research, development, clinical testing, manufacturing and marketing for Visudyne, tariquidar and our other products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

VARIOUS PROVISIONS OF OUR CHARTER AND OUR SHAREHOLDER RIGHTS PLAN MAY HAVE THE EFFECT OF IMPEDING A CHANGE OF CONTROL, MAKING REMOVAL OF THE PRESENT MANAGEMENT MORE DIFFICULT OR RESULTING IN RESTRICTIONS UPON THE PAYMENT OF DIVIDENDS AND OTHER DISTRIBUTIONS TO THE SHAREHOLDERS.

    With shareholder approval, the Company has adopted a shareholder rights plan which will be in effect for six years commencing March 17, 2002, subject to further confirmation by shareholders after three years. The general effect of the plan is to require anyone who seeks to acquire 20% or more of our outstanding common shares to make a bid complying with specific provisions included in the plan. In certain circumstances, holders of common shares may acquire additional shares of QLT (or those of the acquiror) at a 50% discount from the then-prevailing market price. The provisions of the plan could prevent or delay the acquisition of our company by means of a tender offer, a proxy contest or otherwise, making it more difficult for shareholders to receive any premium over the current market price that might be offered.

    Our authorized preference share capital is available for issuance from time to time at the discretion of our board of directors, without shareholder approval. Our charter grants the board of directors the authority, subject to the corporate law of British Columbia, to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preference shares, including any dividend rate, voting rights, conversion privileges or redemption or liquidation rights. The rights of any future series of preference shares could have an adverse effect on the holders of our common stock by delaying or preventing a change of control, making removal of the present management more difficult or resulting in restrictions upon the payment of dividends and other distributions to the holders of common stock.

THE MARKET PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE.

    The stock prices of pharmaceutical and bio-pharmaceutical companies, including QLT, are extremely volatile, and it is likely that the market price of our common stock will continue to be highly volatile. In addition to being affected by the stock market generally, our stock price could be subject to wide fluctuations in response to a number of factors, including:

- Announcements by us or our competitors of significant acquisitions, strategic relationships, joint ventures or capital commitments

- Announcements by us or our competitors of technological innovations or new commercial products

- Results of clinical trials for Visudyne, tariquidar and our other products under development

- Developments relating to patents, proprietary rights and potential infringement

- Expense and time associated with obtaining government approvals for marketing of Visudyne, tariquidar and our other products under development

-   Reimbursement policies of various government and third party payors

- Public concern over the safety of Visudyne, tariquidar and our other products under development or those of our competitors

-   Changes in estimates of our revenue and operating results

-   Variances in our revenue or operating results from forecasts or projections

-   Recommendations of securities analysts regarding investment in our stock


These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

ITEM 2.  PROPERTIES

    QLT owns and occupies 160,000 square feet of laboratory, administrative and dedicated amenity space on the single site where its head office and research facilities are located. QLT also owns an additional 2.63 acres of land immediately adjacent to its head office and research facilities. There is currently no proposal to construct facilities on the adjacent site.

    The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    Certain of the Company's legal proceedings are discussed below and in Note 17 to the consolidated financial statements, "Contingencies". While the Company believes these proceedings are without merit and intends to vigorously defend against these claims, it is impossible to predict accurately or determine the eventual outcome of these proceedings.

    MEEI LITIGATION

    On April 24, 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against the Company in the United States District Court for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD. During 2002, the Court granted summary judgment in favor of QLT, dismissing all counts of MEEI's complaint against the Company in this lawsuit.

    The lawsuit (Civil Action No. 00-10783-JLT) relates, in part, to an ongoing dispute involving U.S. Patent No. 5,798,349 (the "'349 Patent") which was issued on August 25, 1998 to the Company, MEEI and Massachusetts General Hospital ("MGH") as co-owners. The complaint alleges breach of contract, misappropriation of trade secrets, conversion, misrepresentation, unjust enrichment, unfair trade practices and related claims and asks that the Court: (i) declare MEEI the owner of certain inventions claimed in the '349 Patent; (ii) enjoin the Company from infringement of those claims or any action that would diminish the validity or value of such claims; (iii) declare that the Company breached an agreement with MEEI to share equitably in any proceeds derived as a result of collaboration leading to the '349 Patent; (iv) impose a constructive trust upon the Company for any benefit that the Company has or will derive as a result of the '349 Patent; and (v) award MEEI monetary relief for misappropriation of trade secrets in an amount equal to the greater of MEEI's damages or the Company's profits from any such misappropriation, and double or treble damages under Massachusetts law.

    The Company's counterclaim, filed in 2000, against MEEI and two employees of MEEI, seeks: (i) to correct inventorship on the '349 Patent by adding an additional MGH researcher as a joint inventor; (ii) a declaration that the Company and MGH are joint owners of the '349 Patent; (iii) a determination that MEEI is liable to the Company for conversion and unfair trade practices under Massachusetts law; (iv) an injunction to prohibit MEEI from prosecuting any patent application claiming subject matter already claimed in the '349 Patent; and (v) an award of damages and attorneys' fees. QLT subsequently dismissed voluntarily its counterclaim for conversion.

    In 2002, QLT moved for summary judgement against MEEI on all counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted QLT's motions, thus dismissing all of MEEI's claims in this lawsuit. QLT's counterclaims against MEEI remain outstanding.

    On May 1, 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The `303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the `303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

    The same day the `303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. alleging infringement of the `303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researches who are named as inventors on the `303 patent. The Company's counterclaim seeks to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the `303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the `303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgement that the `303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the `303 patent to MEEI.

    In November 2001, MGH sought and was granted leave to intervene in the action to protect its rights in the `303 patent. MGH's complaint in intervention, like QLT's counterclaim, asks the court to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors of the inventions claimed in the patent and by declaring that MGH is a joint owner of those inventions.

    No trial has been scheduled in either case, and none is expected until the latter part of 2003, at the earliest.

    The Company believes MEEI's claims are without merit and intends to vigorously defend against such action and pursue its counterclaims. The outcome of this dispute is not presently determinable or estimable and there can be no assurance that the matter will be resolved in favor of the Company. If the dispute is not resolved in the Company's favor, the Company may be obliged to pay additional royalties or damages for access to the inventions claimed in the patents named in the suits.

    SECURITIES LITIGATION

    In January and February 2001, seven proposed securities class actions were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's common shares between August 1, 2000 and December 14, 2000. On May 3, 2001, the court ordered consolidation of the seven actions.


    The complaints name as defendants the Company; Julia Levy, former President, Chief Executive Officer and a current Director of the Company; and Kenneth Galbraith, the Company's former Executive Vice President, Chief Financial Officer and Corporate Secretary. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the U.S. Securities and Exchange Act.


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


    The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend against such actions. However, the outcome of this claim is not presently determinable or estimable and there can be no assurance that the matter will be resolved in favor of the Company and the other defendants. If the lawsuit is not resolved in the Company's favor, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 2002.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
         MATTERS

COMMON SHARE INFORMATION

    The common shares of the Company trade in Canada on the Toronto Stock Exchange under the symbol "QLT" and in the United States on the Nasdaq Stock Market under the symbol "QLTI". The following table sets forth, for the periods indicated, the high and low closing sales prices and trading volumes of the common shares, as reported by the Toronto Stock Exchange and the Nasdaq Stock Market.


                                   THE TORONTO STOCK EXCHANGE                       THE NASDAQ STOCK MARKET
                              ------------------------------------          ---------------------------------------
                               HIGH           LOW         VOLUME               HIGH           LOW          VOLUME
                              --------      --------    ----------          ----------     ---------     ----------
                              (CAD$)         (CAD$)                           (U.S.$)       (U.S.$)
2002
Fourth Quarter                 $15.58        $12.00     15,905,850             $ 9.97        $ 7.54      16,458,028
Third Quarter                   18.88         11.94     18,226,677              12.44          7.57      23,750,992
Second Quarter                  24.70         17.40     25,171,492              15.66         11.20      30,700,025
First Quarter                   40.50         26.63     20,328,349              25.48         16.70      48,540,654

2001

Fourth Quarter                 $41.23        $23.50     24,960,389             $25.82        $14.97      44,788,638
Third Quarter                   35.98         24.44     12,306,716              23.46         15.43      27,544,515
Second Quarter                  42.80         26.91     15,849,432              27.86         17.00      55,054,675
First Quarter                   53.25         31.25     19,543,363              35.13         20.00      63,575,994


    The last reported sale price of the common shares on The Toronto Stock Exchange and on The Nasdaq Stock Market on February 28, 2003 was CAD$13.56 and US$9.09, respectively.

    As of February 28, 2003, there were 442 registered holders of the common shares of the Company, 263 of whom were residents of the United States. Of the total 68,560,793 common shares outstanding, the portion held by registered holders resident in the U.S. was 20,663,330 or 30.14%.

DIVIDEND POLICY

    The Company has not declared or paid any dividends on its common shares since inception. The Company currently anticipates that it will retain any future earnings, if any, to finance the expansion of its business and does not anticipate paying dividends in the foreseeable future.

EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING HOLDERS OF COMMON SHARES

    There is no law, governmental decree or regulation in Canada that restricts the export or import of capital, or which would affect the remittance of dividends or other payments by the Company to non-resident holders of common shares in the Company, other than withholding tax requirements.

    There is no limitation imposed by Canadian law or the charter or other constituent documents of the Company on the right of non-residents to hold or vote common shares in the Company, other than those imposed by the Investment Canada Act (Canada) (the "Investment Act").

    The Investment Act requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the Investment Act (a "non-Canadian") who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry

Canada. The Investment Act generally prohibits implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in common shares of the Company by a non-Canadian would be reviewable under the Investment Act if it were an investment to acquire control of the Company and the value of the assets of the Company was $5 million or more. Higher limits apply for acquisitions by or from World Trade Organization ("WTO") member country investors.

    The acquisition of a majority of the voting interests of an entity or of a majority of the undivided ownership interests in the voting shares of an entity that is a corporation is deemed to be acquisition of control of that entity. The acquisition of less than a majority but one-third or more of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is presumed to be acquisition of control of that corporation unless it can be established that, on the acquisition, the corporation is not controlled in fact by the acquiror through the ownership of voting shares. The acquisition of less than one-third of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is deemed not to be acquisition of control of that corporation. Certain transactions in relation to common shares in the Company would be exempt from review from the Investment Act, including:

    (a) acquisition of common shares by a person in the ordinary course of that person's business as a trader or dealer in securities;

    (b) acquisition of control of the Company in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and

    (c) acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of voting interests, remains unchanged.

    The Investment Act was amended with the Act to Implement the Agreement Establishing the World Trade Organization to provide for special review thresholds for WTO member country investors. Under the Investment Act, as amended, an investment in common shares of the Company by a non-Canadian who is a "WTO investor" (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount (the "Review Threshold"), which increases in stages. The Review Threshold was $209 million in 2001, $218 million in 2002, and is $223 million in 2003. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.

CERTAIN CANADIAN FEDERAL INCOME TAX INFORMATION FOR UNITED STATES RESIDENTS

    The following is a summary of certain Canadian federal income tax considerations generally applicable to holders of common shares who, for purposes of the Income Tax Act (Canada) (the "Canadian Tax Act"), deal at arm's length with the Company, hold such shares as capital property, do not carry on business in Canada, have not been at any time residents of Canada for purposes of the Canadian Tax Act and are residents of the United States ("U.S. Residents") under the Canada-United States Income Tax Convention (1980) (the "Convention").

    This summary is of a general nature only and is not intended to be, and should not be construed to be, legal, business or tax advice to any holder of common shares or prospective holder of common shares and no opinion or representation with respect to any tax consequences, including, but not limited to, Canadian federal, Canadian provincial, U.S. federal or U.S. state tax consequences, is made to any particular holder of common shares or prospective holder of common shares. Accordingly, holders of common shares and prospective holders of common shares should consult with their own tax advisers for advice with respect to the tax consequences to them having regard to their own particular circumstances, including any consequences of purchasing, owning or disposing of common shares arising under Canadian federal, Canadian provincial, U.S. federal, U.S. state or local tax laws or tax laws of jurisdictions outside the United States or Canada. No advance income tax ruling has been requested or obtained from the Canada Customs and Revenue Agency (formerly Revenue Canada) to confirm the tax consequences of any of the transactions described herein.

    This summary is based on the current provisions of the Canadian Tax Act and the regulations thereunder (the "Regulations"), proposed amendments to the Canadian Tax Act and/or Regulations publicly announced by the Minister of Finance (Canada) prior to the date hereof (the "Proposed Amendments"), and the provisions of the Convention as in effect on the date hereof. No assurance can be given that the Proposed Amendments will be entered into law in the manner proposed, or at all.

    This summary is not exhaustive of all possible Canadian federal income tax consequences for U.S. Residents and does not take into account or anticipate any changes in law, whether by legislative, administrative, governmental or judicial decision or action, nor does it take into account Canadian provincial, U.S. or foreign tax considerations which may differ significantly from those discussed herein. No assurances can be given that subsequent changes in law or administrative policy will not affect or modify the opinions expressed herein.

    A U.S. Resident will not be subject to tax under the Canadian Tax Act in respect of any capital gain on a disposition of common shares unless such shares derive their value principally from real property situated in Canada and constitute taxable Canadian property, as defined in the Canadian Tax Act, of the U.S. Resident. Common shares will constitute taxable Canadian property if, at any time during the 60-month period immediately preceding the disposition of the common shares, the U.S. Resident, persons with whom the U.S. Resident did not deal at arm's length, or the U.S. Resident together with all such persons, owned 25% or more of the issued shares of any class of the capital stock of the Company.

    Amounts in respect of common shares paid or credited or deemed to be paid or credited as, on account or in lieu of payment of, or in satisfaction of, dividends to a U.S. Resident will generally be subject to Canadian non-resident withholding tax at the rate of 25%. Currently, under the Convention the rate of Canadian non-resident withholding tax will generally be reduced to: (i) 5% of the gross amount of dividends if the beneficial owner is a company that is resident in the United States and that owns at least 10% of the voting stock of the Company; or (ii) 15% of the gross amount of dividends if the beneficial owner is some other resident of the United States.

CERTAIN UNITED STATES FEDERAL INCOME TAX INFORMATION FOR UNITED STATES HOLDERS

    The following is a general discussion of certain U.S. federal income tax considerations that may apply to a U.S. Holder (as defined below) of common shares. This discussion is based on the United States Internal Revenue Code of 1986, as amended (the "Code"), Treasury Regulations promulgated thereunder, and judicial and administrative interpretations thereof, all as in effect on the date hereof and all of which are subject to change possibly with retroactive effect. This discussion addresses only those U.S. Holders that hold common shares as "capital assets" and does not address U.S. federal income tax considerations that may be relevant to particular U.S. Holders in light of their individual circumstances or to U.S. Holders that are subject to special treatment under certain U.S. federal income tax laws, such as:

o   tax exempt organizations or pension plans;

o   financial institutions;

o   insurance companies

o   investors in pass-through entities;

o   broker-dealers;

o   10% U.S. Shareholders (as defined below);

o persons who hold their common shares as a hedge or as part of a straddle, constructive sale, conversion transaction, or other risk management transaction; or

o persons who acquired their common shares through the exercise of employee stock options or otherwise as compensation.


    This discussion is for general information only and it is not intended to be, nor should it be construed to be, legal or tax advice to any particular holder of common shares or prospective holder of common shares. No opinion or representation with respect to the U.S. federal income tax consequences is made. Moreover, this discussion does not include a description of the tax laws of any state or local governments within the United States. Accordingly, holders and prospective holders of common shares should consult with their own tax advisors about the U.S. federal, state, local, and foreign tax consequences of purchasing, owning and disposing of common shares.

         U.S. Holders

    As used herein, the term "U.S. Holder" includes a holder of common shares that is a citizen or resident of the United States, a partnership, corporation or other entity created or organized in or under the laws of the United States or any state thereof, certain trusts and estates, and any other person or entity whose ownership of common shares is effectively connected with the conduct of a trade or business in the U.S.

         Distributions on Common Shares

    Subject to the discussion of the "passive foreign investment company" rules below, a U.S. Holder receiving dividend distributions (including constructive dividends) with respect to common shares is required to include in gross income for U.S. federal income tax purposes the gross amount of such distributions to the extent of the Company's current and accumulated earnings and profits without reduction for Canadian income tax withheld. Such Canadian tax withheld may be credited, subject to certain limitations against the U.S. Holder's U.S. federal income tax liability or, alternatively, may be deducted in computing the U.S. Holder's U.S. federal taxable income by those who itemize deductions (see discussion at "Foreign Tax Credit" below). To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder's adjusted basis in the common shares and thereafter as capital gain from the sale or exchange of the common shares. Preferential tax rates for net long term capital gains may apply to certain U.S. Holders that satisfy minimum holding period and other requirements (see discussion at "Sale of Common Shares"). Corporate U.S. Holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares.

    If a dividend distribution is paid in Canadian dollars, the amounts includable in income will be the U.S. dollar value, on the date of receipt, of the Canadian dollar amount distributed. Any subsequent gain or loss in respect of such Canadian dollars arising from exchange rate fluctuations generally will be ordinary income or loss.

         Foreign Tax Credit

    Subject to the limitations set forth in the Code, as modified by the United States-Canada income tax treaty, a U.S. Holder may elect to claim a credit against his or her U.S. federal income tax liability for Canadian income tax withheld from dividends received in respect of common shares. Holders of common shares and prospective holders of common shares should be aware that dividends paid by the Company generally will constitute "passive income" for purposes of the foreign tax credit, which could reduce the amount of foreign tax credit available to a U.S. Holder. The rules relating to the determination of the foreign tax credit are complex. Holders of common shares and prospective holders of common shares should consult their own tax advisors to determine whether and to what extent they would be entitled to such credit. U.S. Holders who itemize deductions may instead claim a deduction for Canadian income tax withheld.

         Sale of Common Shares

    Subject to the discussion of the "passive foreign investment company" rules below, a U.S. Holder generally will recognize capital gain or loss upon the sale of common shares equal to the difference between (i) the amount of cash plus the fair market value of any property received, and (ii) the U.S. Holder's tax basis in such common shares. This gain or loss will be long-term or short-term capital gain or loss, depending on the holding period of the U.S. Holder. Capital gains and losses are netted and combined according to special rules in arriving at the overall net capital gain or loss for a particular period. Preferential tax rates for net long-term capital gains are applicable to a U.S. Holder that is an individual, estate or trust. There currently are no preferential tax rates for net long-term capital gains applicable to a U.S. Holder that is a corporation.

    Deductions for net capital losses are subject to significant limitations. For U.S. Holders that are individuals, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders that are corporations (other than corporations subject to Subchapter S of the Code), any unused net capital loss may be carried back three years from the loss year and carried forward for the five years following the loss year to be offset against capital gains.

         Passive Foreign Investment Company

    Special rules are applicable to U.S. Holders that hold stock in a "passive foreign investment company" ("PFIC"). A foreign corporation generally will be a PFIC for any taxable year in which either (i) 75% or more of its gross income is "passive income" (which includes interest, dividends and certain rents and royalties) or (ii) the average percentage by value of its incoming producing assets that are held for the production of "passive income" is 50% or more.

    The Company believes that it was not a PFIC in 2002 and anticipates that it will not be a PFIC with respect to any subsequent taxable year. However, there can be no assurance that the Company's determination concerning its PFIC status will not be challenged by the Internal Revenue Service. Therefore, holders of common shares and prospective holders of common shares are urged to consult with their own tax advisors with respect to the application of the PFIC rules to them.

    The Company believes that it was a PFIC in one or more taxable years prior to 2000. Accordingly, a U.S. Holder whose common shares were held at any time during a taxable year in which the Company was a PFIC may be required to prorate all gains realized on the disposition of those common shares and all "excess distributions", as specially defined, with respect to those common shares over their entire holding period. All gains or excess distributions allocated to prior years of the U.S. Holder (other than years prior to the first taxable year of the Company during such U.S. Holder's holding period and beginning after January 1, 1987 for which it was a PFIC) will be taxed at the highest tax rate for each such prior year applicable to ordinary income. The U.S. Holder also will be liable for interest on the foregoing tax liability for each such prior year calculated as if such liability had been due with respect to each such prior year. A U.S. Holder that is not a corporation must treat this interest charge as "personal interest," which is non-deductible. The balance of the gain or the excess distribution will be treated as ordinary income in the year of the disposition or distribution, and no interest charge will be incurred with respect to such balance. There exist certain other adverse tax consequences that may apply to any U.S. Holder that owns, directly or indirectly, an interest in a PFIC.

    These adverse tax consequences will not apply, however, if the U.S. Holder timely filed and maintained an election to treat the Company as a qualified electing fund ("QEF"):

o for all taxable years during which the Company was a PFIC that are included wholly or partly in the U.S. Holder's holding period of those common shares; or

o for at least one, but not all, of the taxable years during which the Company was a PFIC that are included wholly or partly in the U.S. Holder's holding period of those common shares, AND the U.S. Holder made an election to recognize as an "excess distribution" (i) under the rules described above, any gain that he would otherwise recognize if the U.S. Holder sold his stock on the first day of the U.S. Holder's taxable year for which the QEF election is made or (ii) if the Company was a controlled foreign corporation ("CFC"), the U.S. Holder's pro rata share of the corporation's earnings and profits on such first day.

    In addition, if the U.S. Holder failed to meet the requirements described in the immediately preceding sentence, the U.S. Holder may make a timely election under Section 1298(b)(1) of the Code to recognize any gain (which will be taxed as an "excess distribution" under the rules described in the immediately preceding sentence) as if the U.S. Holder's common shares had been sold as of December 31, 1999. If such an election is made , the adverse tax consequences described above (including the interest charge and the treatment of gains as ordinary income) would not apply to any gain on the U.S. Holder's common shares that accrues (and any distribution that is received from the Company) after the effective date of the election. Each U.S. Holder that owned, directly or indirectly, common shares at any time during a taxable year of the U.S. Holder beginning before January 1, 2000 is urged to consult with his or her own tax advisor with respect to the advantages and disadvantages of, and time for, making an election under Section 1298(b)(1) of the Code.

    The Company intends to comply with all record-keeping, reporting and other requirements so that U.S. Holders, at their option, may maintain a QEF election. However, if meeting those record-keeping and reporting requirements becomes onerous, the Company may decide, in its sole discretion, that such compliance is impractical and will so notify U.S. Holders. UNTIL SUCH TIME, U.S. HOLDERS THAT DESIRE TO MAINTAIN A QEF ELECTION MAY CONTACT OUR INVESTMENT RELATIONS GROUP FOR THE PFIC ANNUAL INFORMATION STATEMENT, WHICH MAY BE USED TO COMPLETE THEIR ANNUAL QEF ELECTION FILINGS. THIS STATEMENT IS AVAILABLE ON THE COMPANY'S WEBSITE AT: WWW.QLTINC.COM.

    THE PFIC AND QEF ELECTION RULES ARE COMPLEX. ACCORDINGLY, HOLDERS AND PROSPECTIVE HOLDERS OF COMMON SHARES ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS CONCERNING THE IMPACT OF THESE RULES ON THEIR INVESTMENT OR PROSPECTIVE INVESTMENT IN THE COMPANY.

         Controlled Foreign Corporation

    Generally, if more than 50% of the voting power of all classes of stock or the total value of the stock of the Company is owned, directly or indirectly, by U.S. Holders, each of whom own 10% or more of the total combined voting power of all classes of stock of the Company ("10% U.S. Shareholders"), the Company would be treated as a CFC under Subpart F of the Code. For tax years of U.S. Holders beginning after 1997, if the Company qualifies as a CFC, the PFIC rules generally will not apply to those U. S. Holders that are 10% U.S. Shareholders. The classification of the Company as a CFC would effect many complex results, including the required inclusion in income by 10% U.S. Shareholders of their pro rata shares of Subpart F income of the Company. In addition, under Section 1248 of the Code, gain from the sale or exchange of common shares by a U.S. Holder who is or was a 10% U.S. Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary dividend income to the extent of earnings and profits of the Company attributable to the common shares sold or exchanged. Because of the complexity of Subpart F, and because it is not clear that Subpart F would apply to U.S. Holders, a more detailed review of these rules is outside the scope of this discussion.

         Legislative Proposals.

    Legislation has been introduced in the United States Congress that would allow U.S. persons to receive dividends tax-free in certain circumstances. In general, that legislation only applies to United States corporations and foreign corporations that are engaged in a trade or business within the United States and thus it is not expected that this legislation, if enacted, would apply to the Company.

         Information Reporting and Backup Withholding

    United States information reporting and backup withholding requirements may apply with respect to the payment to U.S. Holders of dividends with respect to, or proceeds from the sale of, common shares. Under Treasury regulations currently in effect, non-corporate holders may be subject to backup withholding currently at a 30% rate with respect to dividends when such holder (1) fails to furnish or certify a correct taxpayer identification number to the payor in the required manner, (2) is notified by the Internal Revenue Service that it has failed to report payments of interest or dividends properly or (3) fails, under certain circumstances, to certify that it has been notified by the Internal Revenue Service that it is subject to backup withholding for failure to report interest and dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA

ANNUAL FINANCIAL DATA



YEAR ENDED DECEMBER 31,                            2002        2001        2000        1999         1998
-----------------------                         ---------   ---------   ---------   ---------    ---------
(In thousands except per share information)

CONSOLIDATED STATEMENT OF INCOME DATA
   Total revenues                               $ 110,513   $  83,375   $  32,399   $  17,689    $   8,320
   Research and development costs                  42,252      42,909      32,802      32,457       22,983
   Net income (loss)  available to common
     shareholders                                  13,595      71,512       4,399     (24,560)     (17,918)
   Basic net income (loss) per common share          0.20        1.05        0.07       (0.40)       (0.34)
   Diluted net income (loss) per common share        0.20        1.04        0.06       (0.40)       (0.34)

CONSOLIDATED BALANCE SHEET DATA
   Cash, cash equivalents and short-term
     investment securities                      $ 207,935   $ 162,774   $ 165,430   $ 178,294    $  50,977
   Working capital                                260,127     223,585     201,319     180,724       55,500
   Total assets                                   345,841     317,933     259,957     222,938       67,251
   Long term obligations                               --          --       8,716          --           --
   Total shareholders' equity                     313,545     292,701     235,982     199,995       55,022


QUARTERLY FINANCIAL DATA

    Set forth below is selected unaudited financial information for the fiscal quarters of 2002 and 2001.


THREE MONTHS ENDED                             DECEMBER 31    SEPTEMBER 30      JUNE 30         MARCH 31
-----------------------                        -----------    ------------     --------        ---------
(In thousands  except per share information)

2002
   Total revenues                               $ 33,002       $ 28,713        $ 24,656        $ 24,142
   Research and development costs                 12,682         10,702          10,390           8,480
   Net income (loss)  available to common
     shareholders                                   (827)         5,903           4,124           4,393
   Basic net income (loss) per common share        (0.01)          0.09            0.06            0.06
   Diluted net income (loss) per common share      (0.01)          0.09            0.06            0.06

2001
   Total revenues                               $ 27,889       $ 20,201        $ 20,408        $ 14,877
   Research and development costs                  8,280         19,864           9,762           5,003
   Net income (loss) available to common
     shareholders                                 61,918         (1,934)          3,248           8,280
   Basic net income (loss) per common share         0.91          (0.03)           0.05            0.12
   Diluted net income (loss) per common share       0.90          (0.03)           0.05            0.12


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the Company's 2002 consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States ("U.S."). All amounts following are expressed in U.S. dollars unless otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The following discussion and analysis of financial conditions and results of operations contains forward-looking statements of the Company, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause QLT's actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy; anticipated futurE operating results; anticipated timing for and receipt of reimbursement approvals for Visudyne therapy and other QLT products; the anticipated outcome of pending patent and securities litigation against QLT; the anticipated timing and progress of clinical trials; the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products, including tariquidar; and the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for QLT's other products, including tariquidar. These statements are predictions only and actual events or our actual results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics AG, to commercialize and market Visudyne, the outcome of pending patent and securities litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and for QLT's other products, including tariquidar; the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne and for QLT's other products, including tariquidar; the successful development or acquisition of complementary or supplementary products or product candidates, technologies or businesses, as well as the risk factors described in this Report under the headings "Business -- Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements".

    OVERVIEW

    The Company is a bio-pharmaceutical company engaged in the development and commercialization of innovative products in ophthalmology and oncology and in other fields where the product can be marketed by a focussed specialtly sales and marketing team. The Company is a pioneer in the field of photodynamic therapy ("PDT"), a field of medicine that uses photosensitizers (light-activated drugs) in the treatment of disease, and is now also developing pharmaceutical products that do not employ photodynamic therapy.

    Visudyne, the Company's commercial product, is a photosensitizer used to treat predominantly classic subfoveal choroidal neovascularization ("CNV") in patients with wet age-related macular degeneration ("AMD"), the leading cause of severe vision loss in people over the age of 50 in North America and Europe, and other ocular conditions. Visudyne has been approved in over 65 countries, including the United States, Canada and the European Union, for the treatment of predominantly classic subfoveal CNV in wet AMD. In addition, Visudyne has been approved in over 50 countries for extended indications, including occult CNV in the European Union, Australia and New Zealand, CNV due to pathologic myopia in the United States and the European Union, and CNV due to presumed ocular histoplasmosis in the United States.

    Currently the Company is developing photosensitizers for the treatment of certain forms of non-melanoma skin cancer, benign prostatic hyperplasia and androgenetic alopecia (commonly known as male pattern baldness). In addition to developing photodynamic therapy product candidates, the Company is developing other products by itself and in collaboration with other companies for the treatment of cancer, and other conditions, including tariquidar for multi-drug resistance in cancer. The Company continues to seek growth opportunities and build its product pipeline by developing new indications for Visudyne, progressing with both early and late stage programs, and pursuing potential strategic acquisitions of products, product candidates, technologies or other businesses.

    The Company operates in a single reportable segment. The Company's profitability depends upon the commercial success of Visudyne in major markets worldwide and the achievement of product development objectives. As of December 31, 2002, the Company had an accumulated deficit of $52.9 million and total shareholders' equity of $313.5 million.

CRITICAL ACCOUNTING POLICIES

    In preparing the Company's consolidated financial statements, management is required to make certain estimates, judgements and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, taxes and contingencies. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

Basis of Presentation

    Effective December 31, 2002, the Company changed its primary accounting standard from Canadian GAAP to U.S. GAAP in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. Consequently, the consolidated financial statements of the Company for 2002 have been prepared in accordance to U.S. GAAP and for consistency, all prior period financial statements and financial information are also prepared in accordance to U.S. GAAP.

Reporting Currency and Foreign Currency Translation

    Effective December 31, 2002, the Company changed its reporting currency to the U.S. dollar from the Canadian dollar. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rate. Revenue and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as a component of shareholders' equity.

    The financial information for the years ended December 31, 2001 and 2000 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during those periods.

    The Company adopted the U.S. dollar as its reporting currency in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. The Company retained the Canadian dollar as its functional currency.

Revenue Recognition

    Revenue from Visudyne(R) consists of the Company's 50% share of pre-tax profits generated from the Company's collaborative manufacturing, marketing and distribution arrangement with Novartis Ophthalmics, revenue from the sale of bulk manufactured Visudyne product to Novartis Ophthalmics, and reimbursement from Novartis Ophthalmics of third party royalties, and specified other costs. Pre-tax profits are determined by Novartis Ophthalmics and the Company and are derived by taking net sales of Visudyne to third parties, less manufacturing, selling, marketing and distribution costs, and third party royalties. The Company recognizes revenue on product sales only upon final delivery to third parties where collection is reasonably assured. Deferred revenue represents amounts received by the Company for inventory shipped at cost to Novartis Ophthalmics for sale to third parties. Proceeds of the QLT-Novartis Ophthalmics Alliance from Visudyne sales are received initially in trust by Novartis Ophthalmics for the equal benefit of Novartis

Ophthalmics and the Company and are held until distributed in accordance with the agreement between the Company and Novartis Ophthalmics.

Cost of Sales

    Cost of sales, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics, and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold by Novartis Ophthalmics to third parties. The Company records a provision for the non-completion of product inventory based on its history of batch completion.

Stock-Based Compensation

    In accordance with the provisions of SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Estimates of fair value are determined using the Black-Scholes model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors, consistent with SFAS 123.

Research and Development

    Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with the Company's various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are expensed as incurred and included in general and administrative expenses.

Income Taxes

    Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits are included as part of provision for (recovery of) income taxes.

Recently Issued Accounting Standards

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations--Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this statement in 2002 did not have a material impact on the Company's financial position or results of operations. No material impairment relating to property or equipment have been identified by the Company for the years ended December 31, 2002, 2001 and 2000. However, in the fourth quarter of 2002, based on an assessment and the recent events affecting Kinetek, the Company wrote off its entire investment in Kinetek shares and recorded a writedown of $6.2 million. There were no other impairment adjustments to investments recorded in 2002, 2001 and 2000.

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

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's consolidated financial position or results of operations.

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its financial position or its results of operations.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's consolidated financial statements currently comply with the disclosure requirements of SFAS No. 148.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001
----------------------------------------------------

    For the year ended December 31, 2002, the Company recorded net income of $13.6 million, or $0.20 per common share. These results compare with net income of $71.5 million, or $1.05 per common share for the year ended December 31, 2001. During the fourth quarter of 2001, the Company recognized deferred tax assets of $56.4 million, which favorably affected 2001 earnings per share by $0.83. During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.9 million relating to a reduction in work force, and a writedown of $6.2 million related to the impairment of the Company's equity investment in Kinetek Pharmaceuticals, Inc. ("Kinetek"). These two special charges negatively impacted 2002 earnings per share by $0.12.

REVENUES

REVENUE FROM VISUDYNE(R)

The Company's revenues from the Visudyne alliance were determined as follows:

                                                             For the year ended
                                                                 December 31,
                                                           ----------------------
(In thousands)                                                2002         2001
--------------                                             ---------    ---------
Visudyne(R) sales by Novartis Ophthalmics                  $ 287,098    $ 223,343
Less:  Manufacturing and other costs                         (23,028)     (18,066)
Less:  Sales, marketing and distribution expenses           (107,293)     (87,622)
                                                           ---------    ---------
Net operating income from Visudyne(R) sales                $ 156,777    $ 117,656
                                                           =========    =========

The Company's 50% share                                    $  78,388    $  58,828
Add: Manufacturing and other reimbursements                   25,699       20,694
                                                           ---------    ---------
Total revenue from Visudyne(R)                             $ 104,087    $  79,522
                                                           =========    =========


    For the year ended December 31, 2002, approximately 59% of total Visudyne sales by Novartis Ophthalmics were in the United States, compared to approximately 63% in 2001.

    For the year ended December 31, 2002, revenue from the Visudyne alliance increased by 31% over 2001. This increase is due primarily to the increased penetration in key markets, such as France, Germany and Italy, and to ongoing geographic and label expansion throughout the world.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

    The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. For the year ended December 31, 2002, contract research and development revenue totalled $6.4 million, increased by 67% over 2001. This gain resulted from increased development work by the Company on Visudyne programs with Novartis Ophthalmics, and on tariquidar programs with Xenova Limited.


COSTS AND EXPENSES

COST OF SALES

    For the year ended December 31, 2002, cost of sales of $19.1 million were 28% higher than 2001 due primarily to increases in Visudyne sales. During the first half of 2002, the Company received FDA approval for a secondary manufacturing site. As a result, the Company reviewed its provision related to non-completion of product inventory and reduced its provision by $1.3 million during the second quarter of 2002.

RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenditures totalled $42.3 million for the year ended December 31, 2002, down by 2% compared to 2001. R&D expenditures in 2001 included the purchase of development and marketing rights from Xenova and Kinetek totalling $11.1 million. Excluding these costs, R&D expenditures in 2002 would have been 32% higher than 2001. This increase in R&D spending is due to increased clinical development costs for the following projects:

-   Tariquidar (which commenced two Phase III trials in 2002);

- Multiple basal cell carcinoma ("MBCC") (which also commenced two Phase III trials in 2002);

- QLT0074 androgenetic alopecia and benign prostatic hyperplasia) (which commenced or prepared to commence Phase I/II trials in 2002); and

-   Visudyne in Occult.

    Approximately $16.9 million of 2002 R&D expenditures were Visudyne-related with the remaining $25.4 million related to the rest of the Company's product pipeline.

Novartis Ophthalmics - Visudyne(R)

    Under the terms of the February 6, 1995 agreement with Novartis Ophthalmics to pursue worldwide joint development and commercialization of photodynamic therapy products, including Visudyne, as potential treatments for certain eye diseases, the Company is responsible for 40% to 50% of R&D costs for Visudyne and Novartis Ophthalmics is responsible for the remaining 50% to 60%. The Company and Novartis Ophthalmics reconcile joint R&D costs, on a quarterly basis, and when it results in funding payments to the Company, the Company records such non-refundable amounts as contract research and development revenue.

    On July 23, 2001, the Company and Novartis Ophthalmics announced the expansion of the existing strategic alliance to co-develop photodynamic therapy with verteporfin to treat skin cancer and other dermatological conditions. Under the terms of this expanded co-development agreement, Novartis Ophthalmics is funding future development costs of verteporfin in multiple basal cell carcinoma (a form of non-melanoma skin cancer) to a maximum of $9.7 million, beyond which profits and development costs will be shared equally by the Company and Novartis Ophthalmics. The Company will receive potential milestone payments of $0.6 million upon filing of a submission for marketing approval for the use of verteporfin in an indication within the dermatological field in North America or Europe, and $1.0 million upon receipt of such approval.

Xenova Limited - Tariquidar

    In August of 2001, the Company entered into an exclusive development and license agreement for tariquidar, a P-gp inhibitor for multi-drug resistance in oncology, with Xenova Limited ("Xenova"). Under the agreement, the Company assumed the marketing rights of tariquidar for North America and responsibility for continued development of the product in exchange for payment to Xenova of an initial licensing fee of $10.0 million and future milestone payments up to a maximum of $50.0 million. Xenova has agreed to contribute up to $2.0 million towards QLT's development efforts. Upon commercialization, the Company will pay royalties to Xenova in the range of 15% to 22% based on the level of North American sales.

Kinetek Pharmaceuticals, Inc. - Signal Transduction Inhibitors

    On June 7, 2001, the Company entered into a long-term research, development and license agreement with Kinetek to develop compounds known as signal transduction inhibitors for the treatment of ocular, immune system and kidney diseases. The transaction included an equity investment by the Company valued at $6.2 million for 3.14 million common shares of Kinetek stock, plus an option, valued at $1.1 million, to obtain exclusive licenses for up to five compounds for the treatment of ocular, immune system and/or kidney diseases. The value attributable to the common shares was based on the cash consideration paid by third parties for Kinetek common shares on the same date as the Company's investment. Under the terms of the option, the Company has the right to take over the clinical development and commercialization of each compound at a specified stage of development in exchange for milestone payments of up to a maximum of $59.5 million for the five compounds, including royalties and equity investments in Kinetek. During the fourth quarter of 2002, the Company contracted an impairment assessment of Kinetek by an independent valuation consultant. Based on this assessment and the recent events affecting Kinetek, the Company has written off its investment in common shares of Kinetek and recorded a write-down of $6.2 million.

    Under this agreement, upon meeting certain conditions, Kinetek may demand that a convertible loan facility of up to $3.3 million be made available by the Company to Kinetek, during the period which commenced January 1, 2002 and ending June 7, 2004 at an interest rate equal to 12% in excess of the Royal Bank of Canada's prime lending rate, compounding quarterly. At December 31, 2002, no funds had been advanced to Kinetek in relation to this Convertible Loan Facility and the Company does not expect that Kinetek is or will be in a position to satisfy the stringent conditions for the loan which are set out in the agreement.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative ("SG&A") expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the year ended December 31, 2002, SG&A expenses of $16.1 million were 111% or $8.5 million higher than 2001. SG&A expenses in 2001 were unusually low due to the absorption to inventory of overhead expenses associated with exceptionally high manufacturing levels in the second half of that year. Additionally, higher directors' and officers' (D&O) insurance premiums, salaries, and legal and consulting fees contributed to the increase in SG&A.

DEPRECIATION EXPENSE

    Depreciation expense relates mainly to the depreciation of property and equipment. Depreciation expense for 2002 of $3.1 million was 11% higher than the amount recorded in the same period in 2001.

RESTRUCTURING

    In the fourth quarter of 2002, the Company restructured its operations to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of 2002 related to severance and termination costs. The Company expects to complete final activities associated with the restructuring in 2003. At December 31, 2002, restructuring charges of $0.3 million were paid out, and the accrued liability relating to the restructuring was $2.6 million. During January of 2003, $1.3 million of the restructuring charges was paid out, reducing the accrued liability related to the restructuring to $1.3 million.

INVESTMENT AND OTHER INCOME

NET FOREIGN EXCHANGE (LOSSES) GAINS

    Net foreign exchange (losses) gains comprise (losses) gains from the impact of foreign exchange fluctuations on the Company's cash and cash equivalents, derivative financial instruments, foreign currency receivables and foreign currency payables. For the year ended December 31, 2002, the Company recorded net foreign exchange losses of $0.3 million versus a net foreign exchange gain of $3.8 million in the same period in 2001. The losses in the current year were due to losses on the Company's foreign currency cash holdings as well as losses on foreign currency derivative financial instruments. (See Liquidity and Capital Resources - Interest and Foreign Exchange Rates).

    Details of the Company's net foreign exchange (losses) are as follows:


                                            For the year ended
                                               December 31,
                                            ------------------
(In thousands)                                2002       2001
--------------                              -------    -------
Cash and cash equivalents                   $  (887)   $ 3,370
Foreign exchange contracts                     (620)       (50)
Foreign currency receivables and payables     1,229        494
                                            -------    -------
Net foreign exchange (losses) gains         $  (278)   $ 3,814
                                            =======    =======

INTEREST INCOME

    Interest income of $4.8 million for the year ended December 31, 2002, was 29% lower compared to the same period in 2001. This decrease, despite rising cash reserves, was due to reduced yields on the Company's short-term investments. The Company's treasury policy is focused on minimizing risk of loss of principal.

(WRITEDOWN) GAIN ON INVESTMENTS

    During the fourth quarter of 2002, the Company contracted an impairment assessment by an independent valuation consultant. Based on this assessment and recent events affecting Kinetek, the Company wrote off its $6.2 million investment in Kinetek shares.

    During 2001, the Company sold its short-term investment in Axcan Pharma Inc. ("Axcan") for net proceeds of $11.5 million, resulting in a gain of $3.4 million.

INCOME TAXES

    Provision for income taxes was $11.4 million for the year ended December 31, 2002, compared to recovery of income taxes of $42.2 million in 2001. On December 31, 2001, the Company reversed its valuation allowance and recognized deferred income tax assets relating to prior year losses and unclaimed R&D expenses, as the Company's stage of development and operations suggested that it was more likely than not that the tax assets would be realized. As such, beginning in 2002, the Company began providing for income tax expenses.

    As at December 31, 2002, the Company had $44.0 million of R&D expenditures available as deductions for tax purposes that have no expiration date. The Company also has non-capital loss carry forward balances for Canadian income tax purposes of $14.3 million that are available to offset future taxable income and will expire at various dates through 2006. The deferred tax benefit of these R&D expenditures, non-capital losses and other temporary differences creating deferred tax assets is estimated to be approximately $31.1 million, and is ultimately subject to final determination by taxation authorities.

    The realization of the Company's deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balances. During the fourth quarter of 2002, the Company set up a valuation allowance of $1.1 million against the tax effect of the writedown of its investment in Kinetek. The valuation allowance is reviewed periodically and if the "more likely than not" criterion changes for accounting purposes then the valuation allowance will be adjusted accordingly. (See Note 13 in "Notes to the Consolidated Financial Statements").


COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000
----------------------------------------------------

RESULTS OF OPERATIONS

    For the year ended December 31, 2001, the Company recorded a net profit of $71.5 million, or $1.05 per common share. These results compare with a net profit of $4.4 million, or $0.07 per common share for the year ended December 31, 2000. In the fourth quarter of 2001, the Company recognized deferred tax assets related to prior years, amounting to $56.4 million, favorably affecting earnings per share for the year by $0.83. Additional details of this tax asset are described below in the section "Income Taxes".

REVENUES

REVENUE FROM VISUDYNE(R)

    The Company's revenue from the sales of Visudyne was determined as follows:

                                                          For the year ended  For nine months ended
(In thousands)                                             December 31, 2001  December 31, 2000
--------------                                             -----------------  -----------------
Visudyne(R)sales by Novartis Ophthalmics                      $ 223,343         $  94,371
Less: Manufacturing and other costs                             (18,066)           (7,757)
Less: Sales, marketing and distribution expenses                (87,622)          (54,029)
                                                              ---------         ---------
Net operating income from Visudyne(R)sales                    $ 117,656         $  32,585
                                                              =========         =========

The Company's 50% share                                       $  58,828         $  16,292
Add:  Manufacturing and other reimbursements                     20,694             8,638
                                                              ---------         ---------
Total revenue from Visudyne(R)                                $  79,522         $  24,930
                                                              =========         =========


    Revenue from Visudyne of $79.5 million for the year ended December 31, 2001 was 219% higher than the $24.9 million recorded in fiscal 2000. The increase was due primarily to fiscal 2001 being the first full year of commercialization of Visudyne and further regulatory approvals and reimbursement approvals in markets worldwide. For the year ended December 31, 2001, approximately 63% of total Visudyne sales were in the U.S. compared to 66% in 2000.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

    The Company receives non-refundable research and development funding from Novartis Ophthalmics which is recorded as contract research and development revenue. For the year ended December 31, 2001, contract research and development revenue of $3.9 million decreased by 24% compared to fiscal 2000 contract research and development revenue of $5.1 million. This is due mainly to Novartis Ophthalmics' assuming a greater proportion of research and development activities for the joint Visudyne program.

ROYALTIES ON PRODUCT SALES - PHOTOFRIN(R)

    In June of 2000, the Company finalized the sale of the worldwide rights to Photofrin to Axcan . Under the terms of the sale, the Company transferred to Axcan the worldwide development, manufacturing and marketing rights to Photofrin in exchange for an initial cash payment of $1.7 million, a $2.7 million deferred payment, 1,283,333 common shares of Axcan and $9.1 million in preferred shares of Axcan which were redeemable within twelve months in cash or additional common shares of Axcan. In addition, the Company is entitled to future milestone payments of up to $10.1 million, payable in cash or preferred shares, based on future events. Concurrent with the sale to Axcan, the Company terminated its agreement with Ligand Pharmaceuticals Inc., the Company's Photofrin marketing and distribution partner in Canada, and agreed to assign its Japanese Photofrin royalty rights under its agreement with Wyeth-Ayerst Japan, Ltd. to Axcan. The Company also re-acquired the exclusive Photofrin marketing and distribution rights in the U.S. and Caribbean from Sanofi-Synthelabo Inc. in exchange for a portion of the consideration received by the Company from Axcan at the closing date and rights to receive a portion of the future consideration payable to the Company by Axcan. The Company recorded earned royalties on sales of Photofrin by these distribution partners up to the closing of the transaction on June 8, 2000. At closing, Axcan assumed responsibility for the marketing efforts for Photofrin and future costs and obligations relating to the Photofrin business. As a result, the Company no longer receives royalty payments from Photofrin sales.

    During 2001, Axcan redeemed the preferred shares and the Company sold all of its Axcan common shares. Further details are described below in the section "Investment and Other Income - (Writedown) Gain on Investments".

REVENUE FROM COLLABORATIVE ARRANGEMENTS

    During the third quarter of 2000, the Company recorded net milestone revenue of $1.7 million from Axcan resulting from the receipt of FDA approval to market the Diomed 630 nm diode laser co-developed by the Company and Diomed Inc. for use in conjunction with Photofrin.

    The extent and timing of any future licensing fees or milestone payments are dependent upon the terms of current and any additional future agreements, including the achievement of development milestones defined therein.


COSTS AND EXPENSES

COST OF SALES

    During 2001, cost of sales increased by 116% compared to 2000, due primarily to higher Visudyne sales.

MARKET AND BUSINESS DEVELOPMENT COSTS

    Market and business development costs represented the Company's equal share of initial costs associated with planning and initiation of an Expanded Access ("EA") Program for Visudyne therapy, net of EA pre-commercial or commercial revenues realized, and marketing and pre-launch costs for the first quarter of 2000.

    Effective with the second quarter of 2000, the Company commenced recording its share of revenues from Visudyne as a revenue item on the statement of income. See "Revenue from Visudyne(R)".

RESEARCH AND DEVELOPMENT

    R&D expenditures for the year ended December 31, 2001 were $42.9 million. This represented an increase of 31% compared to fiscal 2000 R&D costs of $32.8 million. This increase in R&D expenditures was due primarily to the purchase of development and marketing rights from Xenova and Kinetek totalling $11.1 million. Approximately $15.2 million of R&D costs were Visudyne-related, with the remaining $27.7 million related to the Company's product pipeline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    SG&A expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the year ended December 31, 2001, SG&A expenses of $7.6 million were 25% lower compared to fiscal 2000 selling, general and administrative expenses of $10.2 million. A primary contributor to this decline was unusually high absorption to inventory of overhead expenses associated with exceptionally high manufacturing levels in the second half of 2001.

DEPRECIATION EXPENSE

    Depreciation expense relates mainly to the depreciation of property and equipment. Depreciation expense of $2.8 million was 33% higher compared to fiscal 2000 depreciation expense of $2.1 million, due primarily to the depreciation impact of Phase II of the Company's new facility completed in November 2000.

INVESTMENT AND OTHER INCOME

NET FOREIGN EXCHANGE (LOSSES) GAINS

    Net foreign exchange (losses) gains comprise (losses) gains from the impact of foreign exchange fluctuations on the Company's cash and cash equivalents, derivative financial instruments, foreign currency receivables and foreign currency payables. For the year ended December 31, 2001, the Company recorded net foreign exchange gains of $3.8 million versus net foreign exchange gains of $4.6 million in the same period in 2000. The gains in both years were due primarily to gains on the Company's foreign currency cash holdings. (See Liquidity and Capital Resources - Interest and Foreign Exchange Rates)

Details of the Company's net foreign exchange gains are as follows:

                                            For the year ended
                                                December 31,
                                            ------------------
(In thousands)                                2001       2000
--------------                              -------    -------
Cash and cash equivalents                   $ 3,370    $ 3,846
Foreign exchange contracts                      (50)        --
Foreign currency receivables and payables       494        723
                                            -------    -------
Net foreign exchange gains                  $ 3,814    $ 4,569
                                            =======    =======


INTEREST INCOME

    Interest income of $6.8 million for the year ended December 31, 2001, was 36% lower compared to the same period in 2000. This decrease, despite rising cash reserves, was due to reduced yields on the Company's short-term investments. The Company's treasury policy is focused on minimizing risk of loss of principal.

(WRITEDOWN) GAIN ON INVESTMENTS

    The Company's short-term investment in Axcan consisted of Axcan common shares and preferred shares and was acquired as part of the consideration received from the sale of the worldwide rights to Photofrin to Axcan. During 2001, the Company sold its short-term investment in Axcan for net proceeds of $11.5 million, resulting in a gain of $3.4 million.

    In June of 2000, the Company finalized the sale of the worldwide rights to Photofrin to Axcan. Under the terms of the sale, the Company transferred to Axcan the worldwide development, manufacturing and marketing rights to Photofrin in exchange for consideration consisting of cash, Axcan preferred shares, Axcan common shares, and a deferred payment valued at $20.2 million. After deducting the cost of re-acquiring from Sanofi Synthelabo Inc. the U.S. and Carribbean rights to Photofrin, the Company recorded a gain of $10.6 million from the sale of Photofrin rights to Axcan.

    In November of 2000, the Company finalized the sale of its Optiguide Fiber Optics business to Diomed. Under the terms of the sale, the Company transferred to Diomed its rights to commercialize Optiguide Fiber Optics in exchange for an initial cash payment of $25,000, a $365,000 short-term receivable due within six months after closing, and a $810,000 long-term receivable which bore interest at 5% and was due two years after closing and payable in cash or an equivalent number of shares at Diomed's option pursuant to a formula. (See Consolidated Statement of Cash Flows - Non-cash Investing and Financing Activities)

INCOME TAXES

    The realization of the Company's deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balances. During 2001, the Company's development and operations suggested that the "more likely than not" test for accounting purposes had been met and accordingly, the valuation allowance that had been recorded in the past against the net deferred tax asset was reversed and a recovery of taxes of $51.9 million was recognized. The valuation allowance is reviewed periodically and if the "more likely than not" criterion changes for accounting purposes then the valuation allowance will be adjusted accordingly.

    As at December 31, 2001, the Company had $42.8 million of research and development expenditures available as a deduction for tax purposes which have no expiration date. The Company also has non-capital loss carry forward balances for Canadian income tax purposes of $42.5 million that are available to offset future taxable income and will expire at various dates through 2006. The deferred tax benefit of these research and development expenditures, non-capital losses and other temporary differences creating deferred tax assets is estimated to be approximately $41.9 million, and is ultimately subject to final determination by taxation authorities. (See Note 13 in "Notes to the Consolidated Financial Statements")

OUTLOOK FOR 2003
----------------

REVENUES

    Total revenues for the Company are expected to range from $122 million to $135 million in 2003, up 10% to 20% from 2002. The Company expects that its share of profit from its alliance with Novartis Ophthalmics (excluding the recovery of manufacturing and other costs) will be approximately 28% to 30% of Visudyne sales for 2003.

RESEARCH AND DEVELOPMENT

    The Company expects to increase R&D spending by approximately 20% to 27% over 2002, due mainly to its expenditures associated with its ongoing clinical trials, including the two ongoing Phase III studies for tariquidar in non-small cell lung cancer ("NSCLC"), continued clinical studies for Visudyne to expand labeling and to optimize the treatment outcome in the approved indications, and additional proof of concept studies to progress QLT0074 in both androgenetic alopecia and benign prostatic hyperplasia. Other product development, potential product in-licensing opportunities, and preclinical and clinical testing of the Company's products under development will also likely contribute to the projected increase in R&D expenditures.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    The Company expects to manage SG&A expenses in 2003 to remain flat to slightly below the 2002 level.

CASH

    The Company expects to continue to add to its cash reserves throughout 2003, bringing these reserves (including short-term investments) to approximately $244 million or more by the end of the year.

PILOT PLANT FACILITY

    During 2003 the Company intends to initiate a project for the construction of a pilot plant facility on 4,000 square feet of its existing facilities for the manufacture of clinical drug supply. The Company expects to make a capital expenditure of approximately $5 million dollars in the facility, during 2003.


EFFECT OF INFLATION
-------------------

    The Company does not believe that inflation has a significant effect on its business.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company has financed operations, product development and capital expenditures primarily through the Company's proceeds from the commercialization of Visudyne, public and private sales of equity securities, licensing and collaborative funding arrangements with strategic partners and interest income.

    At December 31, 2002, the Company had $207.9 million of available cash resources, comprised of cash, cash equivalents and short-term investment securities, all of which were invested in liquid, investment-grade securities.

    For the year ended December 31, 2002, the Company generated $41.3 million of cash from operations, compared with $11.5 million generated from operations in the same period in 2001. The increase in 2002 was the result of the continued growth of the Company's Visudyne business. The Company's investing activities, excluding net investment in short-term investment securities, used $(1.8) million in 2002, compared with $0.8 million provided in the same period of 2001. Investing activities in 2002 consisted of capital expenditures of $(2.2) million, offset by proceeds from disposal of investment of $0.5 million. Investing activities in 2001 consisted of capital expenditures $(3.6) million and purchases of investments $(7.1) million, offset by proceeds from sale of investment in Axcan of $11.5 million. The Company's financing activities provided $3.7 million in 2002 compared to the $(5.8) million used in 2001. Cash provided by financing activities in 2002 was the result of stock option exercises. The high level of cash used in financing activities in 2001 was primarily the result of the repayment of long-term debt. In the aggregate, cash, cash equivalents and short-term investment securities increased by approximately $45.2 million during the year ended December 31, 2002.

INTEREST AND FOREIGN EXCHANGE RATES

   The Company is exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. At December 31, 2002, the Company had an investment portfolio consisting primarily of fixed interest rate Canadian dollar securities with an average remaining maturity of approximately 34 days. If market interest rates were to increase immediately and uniformly by 10% of levels at December 31, 2002, the fair value of the portfolio would decline by an immaterial amount. The Company believes that its results of operations and cash flows would not be affected to any significant degree by a sudden change in market interest rates relative to its investment portfolio, given the Company's current ability to hold its fixed income investments until maturity.

   The Company enters into foreign exchange contracts to manage exposures to currency rate fluctuations related to its expected future net earnings (primarily in U.S. dollars and EUROs), and cash flows ( in U.S.

dollars and Swiss francs). At December 31, 2002, the Company has outstanding forward foreign currency contracts as noted below. The net unrealized loss in respect of such foreign currency contracts, as at December 31, 2002, was approximately $0.7 million.

                                                       Maturity Period          Quantity           Average Price
                                                        (to the year)          (millions)        (Canadian dollars)
                                                        -------------          ----------        ------------------
U.S. dollar option-dated forward contracts                  2003               U.S. $15.5         per US$ 1.60297
Swiss franc option-dated forward contracts                  2003                CHF 13.0          per CHF 1.02660


    At December 31, 2002, the Company had $207.9 million in cash and short-term investments, primarily Canadian dollar denominated. If the Canadian dollar were to increase in value by 5% against the U.S. dollar, the Company's U.S. dollar denominated cash and short-term investments will experience an unrealized foreign currency translation loss of approximately $0.2 million. The Company purchases goods and services primarily in Canadian dollars and earns a significant portion of its revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

LONG-TERM OBLIGATIONS

    In the normal course of business, the Company enters into Visudyne supply agreements with contract manufacturers, which expire at various dates to 2006 and total $19.9 million. In addition, the Company has entered into operating lease agreements and clinical development agreements. The minimum annual commitment related to these agreements payable over the next five years are as follows:


         Year ending December 31,          $ Million
         ------------------------          ---------
                2003                          3.3
                2004                          0.7
                2005                          0.7
                2006                         15.5
                2007                           --


    The Company also has long-term obligations as part of its collaborative arrangements with various strategic partners for research and development purposes. The details of these collaborative arrangements are described in the section "Cost and Expenses - Research and Development".

GENERAL

    The Company believes that its available cash resources and working capital, and its cash generating capabilities, should be more than sufficient to satisfy the funding of product development programs, and other operating and capital requirements for the reasonably foreseeable future. Depending on the overall structure of current and future strategic alliances, the Company may have additional capital requirements related to the further development, marketing and distribution of existing or future products.

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

    The Company may require additional capital in the future to fund clinical and product development costs for certain product applications or other technology opportunities, and strategic acquisitions of products, product candidates, technologies or other businesses. Accordingly, the Company may seek funding from a combination of sources, including product licensing, joint development and new collaborative arrangements, additional equity and debt financing or from other sources. No assurance can be given that additional funding will be available or, if available, on terms acceptable to the Company. If adequate capital is not available, the Company's business can be materially and adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT

   The consolidated financial statements contained in this annual report have been prepared by management in accordance with generally accepted accounting principles in the United States and have been approved by the Board of Directors. The integrity and objectivity of these consolidated financial statements are the responsibility of management. In addition, management is responsible for all other information in the annual report and for ensuring that this information is consistent, where appropriate, with the information contained in the consolidated financial statements.

   In support of this responsibility, management maintains a system of internal controls to provide reasonable assurance as to the reliability of financial information and the safeguarding of assets. The consolidated financial statements may include amounts that are based on the best estimates and judgements of management.

   The Board of Directors is responsible for ensuring that management fulfills its responsibilities for financial reporting and internal control, and exercises this responsibility principally through the Audit and Risk Committee. The Audit and Risk Committee consists of three independent directors not involved in the daily operations of the Company. The functions of the Audit and Risk Committee are to review the quarterly and annual consolidated financial statements, review the adequacy of the system of internal controls, review any relevant accounting, financial and security regulatory matters, and recommend the appointment of external auditors. The Audit and Risk Committee meets on a quarterly basis with management and the external auditors of the Company to satisfy itself that their responsibilities have been properly discharged.

   The external auditors, Deloitte & Touche LLP, conducted an independent examination, in accordance with auditing standards generally accepted in the United States and Canada, for the years ended December 31, 2002, 2001 and 2000, and expressed their opinion on the consolidated financial statements. Their examinations included a review of the Company's system of internal controls and appropriate tests and procedures to provide reasonable assurance that the consolidated financial statements are, in all material respects, presented fairly and in accordance with generally accepted accounting principles in the United States. The external auditors have free and full access to the Audit and Risk Committee with respect to their findings concerning the fairness of financial reporting and the adequacy of internal controls.



/S/ PAUL J. HASTINGS                                 /S/ MICHAEL J. DOTY
President and Chief Executive Officer                Senior Vice President and Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)


INDEPENDENT AUDITORS' REPORT


To the Shareholders of

QLT INC.

    We have audited the accompanying consolidated balance sheets of QLT Inc. as at December 31, 2002 and 2001 and the consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/S/ DELOITTE & TOUCHE LLP

Chartered Accountants

Vancouver, Canada
February 4, 2003

CONSOLIDATED BALANCE SHEETS


As at December 31,                                                                     2002         2001
------------------                                                                  ---------    ---------
(In thousands)

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $ 128,138    $  69,663
     Short-term investment securities                                                  79,797       93,111
     Accounts receivable (Note 2)                                                      30,186       25,998
     Inventories (Note 3)                                                              35,892       38,617
     Current portion of deferred income tax assets (Note 13)                           17,092       18,904
     Other                                                                              1,318        2,524
                                                                                    ---------    ---------
                                                                                      292,423      248,817

LONG-TERM INVESTMENTS AND ADVANCES (Note 4)                                             4,170        9,982
PROPERTY AND EQUIPMENT (Note 5)                                                        35,281       36,121
DEFERRED INCOME TAX ASSETS (Note 13)                                                   13,966       23,013
                                                                                    ---------    ---------
                                                                                    $ 345,841    $ 317,933
                                                                                    ---------    ---------
LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                               $   9,960    $  10,200
     Accrued restructuring charge (Note 11)                                             2,631           --
     Other accrued liabilities (Note 7)                                                 7,027        7,513
     Deferred revenue                                                                  12,678        7,519
                                                                                    ---------    ---------
                                                                                       32,296       25,232
COMMITMENTS (Note 15)
CONTINGENCIES (Note 17)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 8)
     Authorized
         500,000,000 common shares without par value
         5,000,000 first preference shares without par value, issuable in series
     Issued and outstanding
         Common shares                                                                391,716      387,990
              December 31, 2002 - 68,407,753 shares
              December 31, 2001 - 67,991,179 shares
ACCUMULATED DEFICIT                                                                   (52,901)     (66,496)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                                  (25,270)     (28,793)
                                                                                    ---------    ---------
                                                                                      313,545      292,701
                                                                                    ---------    ---------
                                                                                    $ 345,841    $ 317,933
                                                                                    =========    =========



See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


Year ended December 31,                                                          2002         2001         2000
-----------------------                                                       ---------    ---------    ---------
(All amounts except share and per share information are
expressed in thousands)
REVENUES
     Revenue from Visudyne(R)(Note 9)                                         $ 104,087    $  79,522    $  24,930
     Contract research and development (Note 10)                                  6,426        3,853        5,128
     Royalties on product sales - Photofrin(R)                                       --           --          663
     Revenue from collaborative arrangements                                         --           --        1,678
                                                                              ---------    ---------    ---------
                                                                                110,513       83,375       32,399
                                                                              ---------    ---------    ---------
COSTS AND EXPENSES
     Cost of sales                                                               19,073       14,925        6,895
     Market and business development costs (Note 9)                                  --           --        3,650
     Research and development                                                    42,252       42,909       32,802
     Selling, general and administrative                                         16,092        7,636       10,204
     Depreciation                                                                 3,121        2,807        2,121
     Restructuring charge (Note 11)                                               2,867           --           --
                                                                              ---------    ---------    ---------
                                                                                 83,405       68,276       55,672
                                                                              ---------    ---------    ---------
OPERATING INCOME (LOSS)                                                          27,108       15,099      (23,273)

INVESTMENT AND OTHER INCOME
     Net foreign exchange (losses) gains                                           (278)       3,814        4,569
     Interest income                                                              4,814        6,815       10,738
     (Writedown) gain on investments (Note 12)                                   (6,204)       3,366       11,307
     Equity loss in NSQ (Note 4)                                                   (277)         (29)          --
     Other                                                                         (169)         233        1,058
                                                                              ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                                                       24,994       29,297        4,399

(Provision for) recovery of  income taxes (Note 13)                             (11,399)      42,215           --
                                                                              ---------    ---------    ---------

NET INCOME                                                                    $  13,595    $  71,512    $   4,399
                                                                              ---------    ---------    ---------
Other comprehensive income                                                        3,523      (17,724)      (4,004)
                                                                              ---------    ---------    ---------
COMPREHENSIVE NET INCOME                                                      $  17,118    $  53,788    $     395
                                                                              =========    =========    =========
NET INCOME PER COMMON SHARE
     Basic                                                                    $    0.20    $    1.05    $    0.07
     Fully diluted                                                            $    0.20    $    1.04    $    0.06
                                                                              ---------    ---------    ---------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (THOUSANDS)
     Basic                                                                       68,228       67,832       66,875
     Fully diluted                                                               68,432       68,548       68,739
                                                                              ---------    ---------    ---------


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31,                                                 2002        2001          2000
-----------------------                                              ---------    ---------    ---------
(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $  13,595    $  71,512    $   4,399
     Adjustments to reconcile net income to net cash by
     operating activities
          Depreciation                                                   3,121        2,807        2,121
          Employee stock option expense                                     --            3        1,312
          Write-down (gain) on investment (Note 12)                      6,204       (3,366)     (11,307)
          Unrealized foreign exchange gains                               (566)      (1,065)        (616)
          Deferred income tax assets ( Note 13)                         11,399      (42,215)          --
          Equity loss in NSQ(Note 4)                                       277           29           --
     Changes in non-cash operating assets and liabilities
          Accounts receivable and other assets                          (2,592)     (13,888)      (4,073)
          Inventories                                                    3,234      (11,732)     (17,031)
          Accounts payable                                                (341)        (270)      (4,477)
          Accrued restructuring charge (Note 11)                         2,631           --           --
          Other accrued liabilities                                       (654)       3,581          494
          Deferred revenue                                               5,031        6,102       (2,880)
                                                                     ---------    ---------    ---------
                                                                        41,339       11,497      (32,058)
                                                                     ---------    ---------    ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Short-term investment securities                                   15,907      (88,088)     102,099
     Purchase of  investments                                               --       (7,132)          --
     Purchase of property and equipment                                 (2,242)      (3,628)     (18,598)
     Proceeds from dissolution or sale of investments                      488       11,545           --
     Purchase of U.S. marketing and distribution rights                     --           --         (591)
     Sale of Photofrin(R)and related rights                                 --           --          881
                                                                     ---------    ---------    ---------
                                                                        14,153      (87,303)      83,791
                                                                     ---------    ---------    ---------
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
     Increase in long-term debt                                             --           --        9,189
     Repayment of long-term debt                                            --       (8,693)          --
     Issuance of common shares                                           3,726        2,928       34,626
                                                                     ---------    ---------    ---------
                                                                         3,726       (5,765)      43,815
                                                                     ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
     EQUIVALENTS                                                          (743)      (8,193)      (3,134)
                                                                     ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    58,475      (89,764)      92,414
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            69,663      159,428       67,014
                                                                     ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 128,138    $  69,663    $ 159,428
                                                                     ---------    ---------    ---------
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid:                                                       $     970    $     418    $     503
Income taxes paid:                                                          --           --           --
                                                                     ---------    ---------    ---------

NON-CASH INVESTING AND FINANCING ACTIVITIES:

1. On January 14, 2000, the holder of 368,069 Series D preference shares having a carrying value of $5.0 million exercised its right to convert them into 736,138 common shares of the Company.

2. On June 8, 2000, the Company sold the worldwide rights to Photofrin in exchange for $1.7 million in cash, 1,283,333 common shares of Axcan with a value of $7.8 million, preferred shares of Axcan with a value of $8.6 million, a deferred payment with a value of $2.2 million, and future milestone payments of up to $9.5 million. Transaction costs of $0.8 million have been recorded as a reduction of cash proceeds (see Note 12 - (Writedown) Gain on Investments).

3. Also on June 8, 2000, the Company re-acquired the marketing and distribution rights to Photofrin in the U.S. and the Caribbean in exchange for $0.6 million in cash, 641,667 shares of Axcan with a value of $3.9 million, Axcan preferred shares with a value of $4.3 million and a right to receive up to $6.8 million in future milestone payments (see Note 12 - (Writedown) Gain on Investments).

4. On November 8, 2000, the Company finalized the sale of its Optiguide Fiber Optics business to Diomed, Inc. ("Diomed"). Under the terms of the sale, the Company transferred to Diomed its rights to commercialize Optiguide Fiber Optics in exchange for an initial cash payment of $25,000, a $365,000 short-term receivable due within six months after closing, and a $810,000 long-term receivable due two years after closing payable in cash or an equivalent number of shares at Diomed's option pursuant to a formula (see
     Note 12 - (Writedown) Gain on Investments).

5. On February 1, 2002, the Company received 135,735 common shares of Diomed and on August 5, 2002, received 696,059 preferred shares of Diomed Holdings, Inc. as part of the consideration received by the Company from the sale of its Optiguide(R) FiberOptics business to Diomed on November 8, 2000. Under the terms of the sale, Diomed elected to settle the amount owing in shares. The Company recorded this investment at a carrying value of $0.7 million and recorded a loss of $0.4 million on settlement of accounts receivable of $1.2 million.


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME


                                                                                           Accumulated Other
                                      Common Shares            Preference Shares         Comprehensive Income
                                -----------------------   ------------------------    ------------------------
                                                                                                     Unrealized
                                                                                      Cumulative      Gains on
                                                                                     Translation       Axcan
                                  Shares        Amount       Shares       Amount      Adjustment    Securities
                                ----------   ----------   ----------    ----------    ----------    ----------

(All amounts except share and per share information are expressed in thousands)


Balance at January 1, 2000      64,855,435   $  344,122      368,069    $    5,000    $   (7,065)   $       --

Exercise of stock options at
prices ranging from CAD $4.50
to CAD $108.60 per share         2,108,634       34,626           --            --            --            --

Issuance of common shares to
Sanofi-Synthelabo Inc. upon
conversion of Series D first
preference shares                  736,138        5,000     (368,069)       (5,000)           --            --

Paid-in capital from stock
option modifications                    --        1,312           --            --            --            --

Other comprehensive income              --           --           --            --        (6,921)        2,917

Net income                              --           --           --            --            --            --
                                ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2000    67,700,207   $  385,059           --    $       --    $ (13,986)$   $    2,917
                                ----------   ----------   ----------    ----------    ----------    ----------

Exercise of stock options at
prices ranging from CAD $6.75
to CAD $48.88 per share            290,972        2,928           --            --            --            --

Paid-in capital from stock
option modifications                    --            3           --            --            --            --

Other comprehensive income              --           --           --            --       (14,807)       (2,917)

Net income                              --           --           --            --            --            --
                                ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2001    67,991,179   $  387,990           --    $       --    $ (28,793)$   $       --
                                ----------   ----------   ----------    ----------    ----------    ----------

EXERCISE OF STOCK OPTIONS AT
PRICES RANGING FROM CAD $9.28
TO CAD $39.23 PER SHARE            416,574        3,726           --            --            --            --

OTHER COMPREHENSIVE INCOME              --           --           --            --         3,523            --

NET INCOME                              --           --           --            --            --            --
                                ----------   ----------   ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 2002    68,407,753   $  391,716           --    $       --    $  (25,270)   $       --
                                ----------   ----------   ----------    ----------    ----------    ----------


(TABLE CONTINUED BELOW)


                                                          Total
                                        Accumulated    Shareholders'
                                          Deficit         Equity
                                        ----------    ----------

(All amounts except share and per share information are
expressed in thousands)
Balance at January 1, 2000              $ (142,407)   $  199,649
                                        ----------    ----------
Exercise of stock options at
prices ranging from CAD $4.50
to CAD $108.60 per share                        --        34,626

Issuance of common shares to
Sanofi-Synthelabo Inc. upon
conversion of Series D first
preference shares                               --            --

Paid-in capital from stock
option modifications                            --         1,312

Other comprehensive income                      --        (4,004)

Net income                                   4,399         4,399
                                        ----------    ----------
Balance at December 31, 2000            $ (138,008)   $  235,982
                                        ----------    ----------
Exercise of stock options at
prices ranging from CAD $6.75
to CAD $48.88 per share                        --         2,928

Paid-in capital from stock
option modifications                           --             3

Other comprehensive income                     --       (17,724)

Net income                                 71,512        71,512
                                        ----------    ----------
Balance at December 31, 2001           $  (66,496)   $  292,701
EXERCISE OF STOCK OPTIONS AT
PRICES RANGING FROM CAD $9.28
TO CAD $39.23 PER SHARE                        --         3,726

OTHER COMPREHENSIVE INCOME                     --         3,523

NET INCOME                                 13,595        13,595
                                        ----------    ----------
BALANCE AT DECEMBER 31, 2002           $  (52,901)   $  313,545
                                        ----------    ----------



See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). All amounts are expressed in U.S. dollars unless otherwise indicated.

     Principles of Consolidation

     These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

     Long-term investments in which the Company exercises joint control are recorded using the equity method whereby the Company includes a pro rata share of the investee's earnings in the carrying value of the investment and in the Company's net income.

     Use of Estimates

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, taxes and contingencies. Actual results may differ from estimates made by management.

     Basis of Presentation

     Effective December 31, 2002, the Company changed its primary accounting standard from Canadian GAAP to U.S. GAAP in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. Consequently, the consolidated financial statements of the Company have been prepared in accordance to U.S. GAAP, on a consistent basis for all periods presented.

     Reporting Currency and Foreign Currency Translation

     Effective December 31, 2002, the Company changed its reporting currency to the U.S. dollar from the Canadian dollar. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rate. Revenue and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as a component of shareholders' equity.

     The financial information for the years ended December 31, 2001 and 2000 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during those periods.

     The Company adopted the U.S. dollar as its reporting currency in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. The Company retained the Canadian dollar as its functional currency.

     Segmented Information

     The Company is considered to operate in one industry segment and currently generates revenue from a single pharmaceutical product, Visudyne.

     Cash, Cash Equivalents and Short-term Investment Securities

     Cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. Investments with maturities between three months and one year at the date of purchase are considered to be short-term investment securities. Short-term investment securities consist primarily of investment-grade commercial paper (R-1 DBRS rating), bankers' acceptances and certificates of deposit. All short-term investment securities are carried at cost plus accrued interest which, due to the short-term maturity of these financial instruments, approximate their fair value.

     Inventories

     Raw materials and supplies inventories are carried at the lower of actual cost and market value. Finished goods and work-in-process inventories are carried at the lower of weighted average cost and net realizable value. The Company records a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection.

     Investments

     Short-term investment securities, all of which are categorized as available for sale, are carried at cost plus accrued interest which, due to the short-term maturity of these financial instruments, approximate their fair value.

     Investments in affiliates, where the Company exercises significant influence and/or has an ownership interest from 20% to 50%, are accounted for using the equity method. Investments in shares of other companies are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity, unless the declines in market values are judged to be other than temporary in which case the losses are recognized in income in the period.

     Long-lived Assets

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations -- Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this statement in 2002 did not have a material impact on the Company's financial position or results of operations. No material impairment relating to property or equipment have been identified by the Company for the years ended December 31, 2002, 2001 and 2000. However, in the fourth quarter of 2002, based on an assessment and the recent events affecting Kinetek, the Company wrote off its entire investment in Kinetek shares and recorded a writedown of $6.2 million. There were no other impairment adjustments to investments recorded in 2002, 2001 and 2000.

     Property and Equipment

     Property and equipment are recorded at cost and amortized as follows:


                                                                         Methods                     Rates
                                                                    -----------------                -----
    Buildings                                                       Declining-balance                  4%
    Office furnishings, fixtures and other                          Declining-balance                 20%
    Research and commercial manufacturing equipment and
         computer operating system                                  Declining-balance                 20%
    Computer hardware                                               Declining-balance                 30%


     Revenue Recognition

     Revenue from Visudyne(R) consists of the Company's 50% share of pre-tax profits generated from the Company's collaborative manufacturing, marketing and distribution arrangement with Novartis Ophthalmics AG ("Novartis Ophthalmics"), revenue from the sale of bulk manufactured Visudyne product to Novartis Ophthalmics, and reimbursement from Novartis Ophthalmics of third party royalties, and specified other costs.

     Under the terms of the collaborative arrangement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. Pre-tax profits are determined by Novartis Ophthalmics and the Company and are derived by taking net sales of Visudyne to third parties, less manufacturing, selling, marketing and distribution costs, and third party royalties. Revenue from bulk Visudyne sales to Novartis Ophthalmics is not recognized until the period of the related product sale and delivery by Novartis Ophthalmics to third parties where collection is reasonably assured. Proceeds of the QLT-Novartis Ophthalmics Alliance from Visudyne sales are received initially in trust by Novartis Ophthalmics for the equal benefit of Novartis Ophthalmics and the Company and are held until distributed in accordance with the agreement between the Company and Novartis Ophthalmics.

     Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with the Company's various strategic partners, including (but not limited to) Novartis Ophthalmics. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by the Company do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables. (See Note 2 - Accounts Receivable and Note 10 - Contract Research and Development)

     Royalties on product sales of Photofrin were recognized as earned under the Company's marketing and distribution agreements which were consistent with the period of the product sale by the distributors.

     Revenue from collaborative arrangements typically includes initial technology access or licensing fees, milestone payments based on the achievement of specified events, and contract or collaborative research funding. Initial technology access or licensing fees and milestone or other contingent payments are recognized ratably over the period that the related products or services are delivered or obligations as defined in the agreement are performed.

     Cost of Sales

     Cost of sales, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold by Novartis Ophthalmics to third parties. The Company records a provision for the non-completion of product inventory based on its history of batch completion.

     Stock-Based Compensation

     In accordance with the provisions of SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors, as permitted by SFAS 123.

     The following pro forma financial information presents the net income and net income per common share had the Company recognized stock-based compensation using a fair value based accounting method:


(In thousands  except per share information)      2002          2001           2000
-------------------------------------------    ----------    ----------    ----------

Net Income (Loss)
    As reported                                $   13,595    $   71,512    $    4,399
    Add: Employee stock option expense                 --             3         1,312
    Less: Additional employee compensation
      expense under the fair value method         (25,525)      (25,667)      (43,278)
                                               ----------    ----------    ----------
    Pro forma                                     (11,930)       45,848       (37,567)
                                               ----------    ----------    ----------
Basic net income (loss) per common share
    As reported                                $     0.20    $     1.05    $     0.07
    Pro forma                                  $    (0.17)   $     0.68    $    (0.56)
                                               ----------    ----------    ----------
Diluted net income (loss) per share
    As reported                                $     0.20    $     1.04    $     0.06
    Pro forma                                  $    (0.17)   $     0.67    $    (0.56)
                                               ----------    ----------    ----------

    The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

    The weighted average fair value of stock options granted in 2002 was CAD $11.82 whereas the 2001 and 2000 options were valued at CAD $18.16 and CAD $37.63 respectively. The Company used the Black-Scholes option pricing model to estimate the value of the options at each grant date, under the following weighted average assumptions:


                            2002    2001    2000
                            -----   -----   -----
Annualized Volatility       83.1%   81.1%   57.0%
Risk-free Interest Rate      4.4%    4.8%    6.1%
Expected Life (Years)        2.5     2.5     2.5


     Research and Development

     Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with the Company's various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred. Patent application, filing and defense costs are expensed as incurred and included in general and administrative expenses.

     Income Taxes

     Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of deferred net tax assets resulting in an increase or decrease to net income. Investment tax credits are included as part of the provision for (recovery of) income taxes.

     Derivative Financial Instruments

     The Company enters into foreign exchange contracts to manage exposure to currency rate fluctuations related to its expected future net earnings and cash flows. The Company does not engage in speculative trading of derivative financial instruments. The foreign exchange contracts are not designated as hedging instruments and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. Details of foreign exchange contracts outstanding at December 31, 2002, are described in Note 14.

     Net Income Per Common Share

     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options.

     The following table sets forth the computation of basic and diluted net income per common share:


(In thousands, except per share data)                       2002     2001       2000
-------------------------------------                     -------   -------   -------

Numerator:
     Net Income                                           $13,595   $71,512   $ 4,399
Denominator:
     Weighted-average common shares outstanding            68,228    67,832    66,875
     Effect of dilutive securities:
          Stock options                                       203       716     1,864
                                                          -------   -------   -------
     Diluted weighted-average common shares outstanding    68,432    68,548    68,739
                                                          =======   =======   =======
Basic net income per common share                         $  0.20   $  1.05   $  0.07
Diluted net income per common share                       $  0.20   $  1.04   $  0.06


     Excluded from the calculation of diluted net income per common share for the year ended December 31, 2002 were 7,334,365 shares (in 2001 - 4,965,562 shares, in 2000 - 2,277,972 shares) of common stock from stock options because their effect was anti-dilutive.

     Reclassification

     Certain comparative figures have been reclassified to conform with the current year's presentation.

     Recently Issued Accounting Standards

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this statement in 2002 did not have a material impact on the Company's financial position or results of operations. No material impairment relating to property or equipment have been identified by the Company for the years ended December 31, 2002, 2001 and 2000. However, in the fourth quarter of 2002, based on an assessment and the recent events affecting Kinetek, the Company wrote off its entire investment in Kinetek shares and recorded a writedown of $6.2 million. There were no other impairment adjustments to investments recorded in 2002, 2001 and 2000.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its financial position or its results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No.
     123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's consolidated financial statements currently comply with the disclosure requirements of SFAS No. 148.



NOTE  2.   ACCOUNTS RECEIVABLE


(In thousands)                                                               2002     2001
--------------                                                             -------   -------
Visudyne(R)                                                                $28,636   $23,044
Contract research and development                                            1,128     1,338
Diomed, Inc. (Note 4)                                                           --     1,215
Trade and other                                                                422       401
                                                                           -------   -------
                                                                           $30,186   $25,998
                                                                           -------   -------

     Accounts receivable -Visudyne is due from Novartis Ophthalmics and consists of the Company's 50% share of pre-tax profit on sales of Visudyne, amounts due from sale of bulk Visudyne to Novartis Ophthalmics and reimbursement of specified manufacturing, royalty and other costs. The Company does not require an allowance for doubtful accounts.


NOTE  3.     INVENTORIES


(In thousands)                                                               2002        2001
--------------                                                             --------    --------
Raw materials and supplies                                                 $  1,706    $    497
Work-in-process                                                              22,057      25,882
Finished goods                                                               13,794      14,685
Provision for non-completion of product inventory                            (1,664)     (2,447)
                                                                           --------    --------
                                                                           $ 35,892    $ 38,617
                                                                           --------    --------

     Inventories include finished goods with a cost of $12.0 million (2001 - $7.3 million) that have been shipped to and are held by Novartis Ophthalmics. These finished goods will be recognized as costs of manufacturing in the period of the related product sale by Novartis Ophthalmics to third parties and are included in deferred revenue at cost.

     The Company records a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection. Consistent with this policy, during the second quarter of 2002, the Company reduced its provision for non-completion of product inventory by $1.3 million, as a result of the release of validation batches of verteporfin for injection previously on hold for second source supplier qualification.

NOTE 4.   LONG-TERM INVESTMENTS AND ADVANCES


(In thousands)                                      2002     2001
--------------                                     ------   ------
 Kinetek Pharmaceuticals, Inc.                     $   --   $6,113
 Axcan Pharma Inc.                                  2,359    2,201
 Diomed Holdings, Inc.                                679       --
 NS & QLT Technologies Ltd.                            --      755
 Other                                              1,132      913
                                                   ------   ------
                                                   $4,170   $9,982
                                                   ------   ------

     The long-term investment in Kinetek Pharmaceuticals, Inc. ("Kinetek") represents the amount invested by the Company for 3.14 million Kinetek common shares. During the fourth quarter of 2002, the Company assessed the carrying value of its investment and incurred a write-down of $6.2 million (see Note 12 - (Writedown) Gain on Investments). The long-term receivable from Axcan represents the present value of a $2.5 million receivable relating to the sale of Photofrin (see Note 12 - (Writedown) Gain on Investments) which does not bear interest and is due in cash or an equivalent value of common shares not later than June 8, 2004. The long-term investment in Diomed Holdings, Inc. represents the restricted Class A Convertible Preferred Stock the Company received as consideration for the sale of the Company's Optiguide fiber optic business to Diomed Holdings, Inc. Other long-term investments consist principally of long-term employee loans which are non-interest bearing with terms ranging from one to five years and will be forgiven if certain conditions are met.

     On September 10, 2001, the Company entered into an agreement with Nippon Fine Chemicals ("NFC") of Japan to form NS & QLT Technologies Ltd. ("NSQ"), a Canadian corporation, to develop and operate a North American Verteporfin Presome plant, to be located in Edmonton, Alberta, for the purpose of securing a secondary supply chain for Verteporfin Presome. Under the terms of the agreement, the common shares of NSQ are owned 50% by the Company and 50% by NFC, based on equal cash contributions by each party. An initial investment of $0.8 million by each party was made in September 2001. During the second quarter of 2002, the Company decided not to continue with the development of NSQ. In December 2002, the Company and NFC agreed to dissolve NSQ. As a result, the remaining assets have been distributed back to its shareholders. The Company accounted for this investment using the equity method. As a result, the Company recorded an equity loss of $0.3 million.


NOTE 5.    PROPERTY AND EQUIPMENT

                                                                                    2002            2001
                                                                                  ----------     ----------
                                                                 Accumulated         Net            Net
(In thousands)                                          Cost     Amortization     Book Value     Book Value
--------------                                       -------     ------------     ----------     ----------
Buildings                                            $22,641        $ 2,132        $20,509        $20,679
Office furnishings, fixtures, and other                4,043          2,025          2,018          2,454
Research equipment                                     6,283          3,728          2,555          2,728
Commercial manufacturing equipment                     2,028            935          1,093          1,084
Computer hardware and operating system                 9,528          4,405          5,123          5,241
Land                                                   3,983             --          3,983          3,936
                                                     -------        -------        -------        -------
                                                     $48,506        $13,225        $35,281        $36,121
                                                     -------        -------        -------        -------


NOTE 6.    CREDIT FACILITY

     On August 8, 2001, the Company entered into a CAD $3.5 million unsecured credit facility agreement. The first segment of the facility is structured as a CAD $1.0 million revolving operating loan which bears interest at the bank's prime rate for Canadian dollar drawdowns and the U.S. base rate for U.S. dollar drawdowns. As at December 31, 2002, no amount is currently drawn against this portion of the facility. A standby letter of credit in the amount of CAD $2.5 million has been issued under the second segment of the facility. This letter of guarantee is used to secure a land purchase and bears interest at 0.7% per annum.


NOTE 7.   OTHER ACCRUED LIABILITIES



(In thousands)                                                        2002          2001
--------------                                                       ------        ------
Royalties                                                            $2,025        $1,581
Compensation                                                          3,557         2,201
Manufacturing                                                           568           721
Photofrin clinical trials                                                --         1,899
Interest                                                                171           464
Other                                                                   706           647
                                                                     ------        ------
                                                                     $7,027        $7,513
                                                                     ------        ------



NOTE 8.     SHARE CAPITAL

(a)      Authorized Shares

         On May 5, 2000, at the Annual General Meeting of the Company, the shareholders passed a Special Resolution to increase the authorized common share capital of the Company from 100,000,000 common shares to 500,000,000 common shares. There were no other changes to the authorized share capital of the Company during the three-year period ended December 31, 2002.

(b)      Shareholder Protection Rights Plan

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

(c)      Stock Options

         The Company has in place three incentive stock option plans which are described below. At present the Company may only grant options from one of these plans, namely the 2000 Incentive Stock Option Plan (the "2000 Plan"), described below. The other plans remain in place for so long as options previously granted under those plans remain outstanding. The 2000 Plan provides for the grant of options to purchase common shares to directors, officers and employees of the Company, or any of its subsidiaries, to provide incentive to develop the growth of the Company. The 2000 Plan is administered by the Executive Compensation Committee (the "Committee") appointed by the Board of Directors. Since 2001, vesting of stock options for all employees and directors, which is at the discretion of the Committee, has occurred ratably over three years.

         (i)  1995 Incentive Stock Option Plan ("1995 Plan")

              The 1995 Plan, which provided for the issuance of up to 4,000,000 common shares, was approved by shareholders in May 1995. The maximum term of any option granted under the 1995 Plan was five years. No option could be granted under the 1995 Plan if it would have resulted in the optionee holding options or rights to acquire in excess of 5% of the issued and outstanding common shares (on a non-diluted basis). The 1995 Plan automatically terminated on February 10, 1998, but options granted before this date may be exercised until they expire in accordance with their original terms. At December 31, 2002, options to purchase an aggregate total of 32,328 common shares were outstanding under the 1995 Plan and are exercisable in the future at a price of CAD $9.28 per common share.

         (ii) 1998 Incentive Stock Option Plan ("1998 Plan")

              The 1998 Plan, which provided for the issuance of up to 5,000,000 common shares, was approved by shareholders in May 1998. The maximum term of any option granted under the 1998 Plan is five years. Under this Plan, the exercise price of an option was set by the Committee at the time of granting and could not be less than the fair market price of the common shares on the date of the granting. No option could be granted under the 1998 Plan if it would have resulted in the optionee holding options or rights to acquire in excess of 5% of the issued and outstanding common shares (on a non-diluted basis). The 1998 Plan automatically terminated on February 10, 2003 but options granted before the termination of the 1998 Plan may be exercised until they expire in accordance with their original terms. At December 31, 2002, options to purchase an aggregate total of 2,484,435 common shares were outstanding under the 1998 Plan and exercisable in the future at prices ranging between CAD $9.28 and CAD $51.50 per common share.

         (iii) 2000 Incentive Stock Option Plan ("2000 Plan")

              The 2000 Plan, which provides for the issuance of up to 5,000,000 common shares, was approved by shareholders on May 5, 2000. On April 25, 2002, at the Annual General Meeting of the Company, the shareholders passed a resolution approving an amendment to the 2000 Plan by increasing the maximum number of common shares issuable under the Plan by 2,000,000 common shares from 5,000,000 common shares to 7,000,000 common shares. The 2000 Plan is to replace the 1995 Plan and the 1998 Plan. A guideline currently set in place by the Committee is for the maximum term of any option granted under the 2000 Plan not to exceed five years, subject to the right of the Committee to extend the term in certain circumstances. The exercise price of an option granted is set by the Committee at the time of granting and may not be less than the fair market price of the common shares on the date of the granting. No option may be granted under the 2000 Plan if it would result in the optionee holding options or rights to acquire in excess of 5% of the issued and outstanding common shares (on a non-diluted basis). The Committee may suspend, amend, or terminate the 2000 Plan at any time without notice, provided that no outstanding option is adversely affected thereby. The 2000 Plan will automatically terminate on March 1, 2010, unless it has previously been terminated by the Committee, but options granted before termination of the 2000 Plan may be exercised until they expire in accordance with their original terms. At December 31, 2002, options to purchase an aggregate total of 5,284,475 common shares were outstanding under the 2000 Plan and exercisable in the future at prices ranging between CAD $12.93 and CAD $108.60 per common share.

        Stock option activity with respect to all of the Company's stock option plans is presented below:

                                                                                                Exercise Price
         (In Canadian dollars)                              Number of Shares                    Per Share Range
         ---------------------                              ----------------                    ---------------
     Outstanding at December 31, 1999                          4,788,465                      $  4.50 -  60.00
          Granted                                              2,889,989                        43.95 - 108.60
          Exercised                                           (2,108,634)                        4.50 - 108.60
          Cancelled                                              (76,513)                        4.88 - 108.60
                                                            ----------------                  -----------------
     Outstanding at December 31, 2000                          5,493,307                      $  4.56 - 108.60
          Granted                                              3,381,707                        31.40 - 108.60
          Exercised                                            (290,972)                         6.75 -  48.88
          Cancelled                                            (431,646)                         4.56 - 108.60
                                                            ----------------                  -----------------
     Outstanding at December 31, 2001                          8,152,396                      $  9.28 - 108.60
          Granted                                              1,047,862                        12.93 -  39.23
          Exercised                                            (416,574)                         9.28 -  39.23
          Cancelled                                            (982,446)                        13.78 - 108.60
                                                            ----------------                  -----------------
     Outstanding at December 31, 2002                          7,801,238                      $  9.28 - 108.60
                                                            ----------------                  -----------------


     The weighted average exercise price of outstanding options as at December 31, 2002 and December 31, 2001 are CAD $50.85 and CAD $53.37, respectively.

     Additional information relating to stock options outstanding as of December 31, 2002, is presented below:



                            Options Outstanding                                           Options Exercisable
    -------------------------------------------------------------------------    ------------------------------------
    (In Canadian dollars)                                         Weighted
                                                                   Average
                                                   Weighted       Remaining
                              Number of            Average       Contractual                          Weighted Average
    Price Range                Shares          Exercise Price    Life (Years)    Number of Shares      Exercise Price
    -----------                ------         ----------------   ------------    ----------------     ---------------
    Under $25.00             1,410,961            $ 18.93          3.03                658,320             $14.74
    $25.00- $37.50           1,773,702              31.33          2.55              1,161,148              31.13
    $37.51-$50.00            2,668,460              41.60          2.94              1,738,229              42.99
    Over $50.00              1,948,115             104.40          2.35              1,773,005             104.32
                            ----------                                              ----------
                             7,801,238                                               5,330,702
                            ----------                                              ----------



    The number of options issued and outstanding under all plans at any time is limited to 15% of the number of issued and outstanding common shares of the Company. As of December 31, 2002, the number of options issued and outstanding under all plans was 11% of the issued and outstanding common shares.

For the nine months



NOTE 9.    REVENUE FROM VISUDYNE(R)

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

     The Company's revenue from sales of Visudyne was determined as follows:



                                                             For the year          For the year      For the nine months
                                                                 ended                ended                 ended
(In thousands)                                             December 31, 2002     December 31, 2001    December 31, 2000
--------------                                             -----------------     -----------------    -------------------
       Visudyne(R) sales by Novartis Ophthalmics             $     287,098       $         223,343    $           94,371
       Less: Manufacturing and other costs                         (23,028)                (18,066)               (7,757)
       Less: Sales, marketing and distribution expenses           (107,293)                (87,622)              (54,029)
                                                             -------------       -----------------    ------------------
       Net operating income from Visudyne(R)sales            $     156,777       $         117,656    $           32,585
                                                             =============       =================    ==================

       The Company's 50% share                               $       78,388      $          58,828    $           16,292
       Add: Manufacturing and other reimbursements                   25,699                 20,694                 8,638
                                                              -------------      -----------------    ------------------
       Total revenue from Visudyne(R)                        $      104,087      $          79,522    $           24,930
                                                              =============      =================    ==================


    For the year ended December 31, 2002, approximately 59% (2001 - 63%, 2000 - 66%) of total Visudyne sales were in the United States, with Europe and other markets responsible for the remaining 41% (2001 - 37%, 2000 - 34%).

    Market and business development costs represented the Company's equal share of initial costs associated with planning and initiation of an Expanded Access ("EA") Program for Visudyne therapy, net of EA pre-commercial or commercial revenues realized, and marketing and pre-launch costs for the first quarter of 2000.

    Effective with the second quarter of 2000, the Company commenced recording its share of revenues from Visudyne as a revenue item on the statement of income.


NOTE  10.    CONTRACT RESEARCH AND DEVELOPMENT

    The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. Details of the Company's contract research and development revenue are as follows:


(In thousands)                                  2002          2001          2000
--------------                                 ------        ------        ------
Visudyne(R) ocular programs                    $2,475        $2,503        $5,128
Visudyne(R) dermatology programs                2,745         1,318            --
Tariquidar  programs                            1,000            --            --
Others                                            206            32            --
                                               ------        ------        ------
Contract research & development revenue        $6,426        $3,853        $5,128
                                               ======        ======        ======


NOTE 11.    RESTRUCTURING CHARGE

    In the fourth quarter of 2002, the Company restructured its operation to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of 2002 related to severance and termination costs. The Company expects to complete final activities associated with the restructuring in 2003. At December 31, 2002, restructuring charges of $0.3 million were paid out, and the accrued liability relating to the restructuring was $2.6 million. During January of 2003, $1.3 million of the restructuring charges was paid out, reducing the accrued liability related to the restructuring to $1.3 million.


NOTE 12.      (WRITEDOWN) GAIN ON INVESTMENTS


(In thousands)                                                        2002            2001            2000
--------------                                                       -------         -------        -------
Writedown of investment in Kinetek Pharmaceuticals, Inc.             $(6,204)        $    --        $    --
Gain on sale of investment in Axcan Pharma Inc.                           --           3,366             --
Gain on sale of Photofrin(R) rights                                       --              --         10,558
Gain on sale of Optiguide(R) Fiber Optics rights                          --              --            749
                                                                     -------         -------        -------
                                                                     $(6,204)        $ 3,366        $11,307
                                                                     -------         -------        -------

     The Company performs periodic evaluations of its investments to assess for indications of impairment. During the fourth quarter, the Company contracted an impairment assessment by an independent valuation consultant. Based on this assessment and the recent events affecting Kinetek, the Company has written off its entire investment in Kinetek shares and recorded a writedown of $6.2 million.

     The Company's investments in Axcan were acquired as part of the consideration received from the sale of worldwide rights to Photofrin to Axcan. The Axcan Series A preferred shares were redeemed on June 8, 2001 by Axcan for an equivalent value of common shares plus a common share dividend totalling $4.5 million in value. In 2001, all of the Axcan common shares were sold for net proceeds of $11.5 million, resulting in a gain on sale of $3.4 million.

     On June 8, 2000, the Company finalized the sale of the worldwide rights to Photofrin to Axcan. Under the terms of the sale, the Company transferred to Axcan the worldwide development, manufacturing and marketing rights to Photofrin in exchange for consideration consisting of cash, Axcan perferred shares, Axcan common shares, and a deferred payment with a total value of $20.2 million. After deducting the cost of re-acquiring from Sanofi-Synthelabo Inc the U.S. and Caribbean rights to Photofrin, the Company recorded a gain of $10.6 million from the sale of Photofrin rights to Axcan.

     On November 8, 2000, the Company finalized the sale of its Optiguide Fiber Optics business to Diomed. Under the terms of the sale, the Company transferred to Diomed its rights to commercialize Optiguide Fiber Optics in exchange for an initial cash payment of $25,000, a $365,000 short-term receivable due within six months after closing, and a $810,000 long-term receivable which bears interest at 5% and is due two years after closing and payable in cash or an equivalent number of shares at Diomed's option pursuant to a formula.


NOTE 13.    INCOME TAXES

     The components of the provision for (recovery of) income taxes are as follows:


(In thousands)                                                     2002           2001              2000
--------------                                                   --------        --------         --------
Provision for deferred income taxes                              $ 10,294        $  9,641         $  2,411
Increase in (reduction of) valuation allowance                      1,105         (51,856)          (2,411)
                                                                 --------        --------         --------
Provision for (recovery of) income taxes                         $ 11,399        $(42,215)              --
                                                                 --------        --------         --------


     Differences between the statutory income tax rates applicable to the Company and the Company's effective income tax rate applied to the earnings consist of the following:


(In thousands)                                                   2002              2001              2000
--------------                                                 --------          --------          --------
Net earnings before income taxes                               $ 24,994          $ 29,297          $  4,399
Canadian  statutory tax rates                                     39.62%            44.62%            45.62%
                                                               --------          --------          --------
Expected income tax provision                                  $  9,902          $ 13,072          $  2,007
      Investment tax credits                                     (1,356)           (4,030)               --
      Increase in (reduction of ) valuation allowance             1,105           (51,856)           (2,411)
      Valuation allowance on Kinetek writedown                    1,229                --                --
Permanent differences and other                                     519               599               404
                                                               --------          --------          --------
Provision for (recovery of) income taxes                       $ 11,399          $(42,215)               --
                                                               --------          --------          --------


     The tax effects of temporary differences that give rise to significant components of the deferred tax assets and deferred tax liabilities are presented below:


(In thousands)                                                                     2002             2001
                                                                                 --------         --------
Non-capital loss carry forwards                                                  $  5,327         $ 17,368
Research and development expenditures                                              16,241           16,182
Investment tax credits                                                              5,466            3,574
Kinetek writedown                                                                   1,105               --
Development rights                                                                  3,069            3,804
Other temporary differences                                                           955            1,545
                                                                                 --------         --------
Total gross deferred tax assets                                                  $ 32,163         $ 42,473
Less: valuation allowance                                                          (1,105)              --
                                                                                 --------         --------
Total deferred tax assets                                                        $ 31,058         $ 42,473
                                                                                 --------         --------
Total gross deferred tax liabilities                                                   --             (556)
                                                                                 --------         --------
Net deferred tax assets                                                          $ 31,058         $ 41,917
                                                                                 --------         --------
Less: current portion                                                             (17,092)         (18,904)
                                                                                 --------         --------
Net long-term portion of deferred income tax assets                              $ 13,966         $ 23,013
                                                                                 --------         --------

     As at December 31, 2002, the Company had $44.0 million of unclaimed research and development expenditures available for tax purposes which have no expiration date. The Company also had non-capital loss carry forward balances for Canadian income tax purposes of $14.3 million available to offset future taxable income, if any, and expiring at various dates through to the year 2006. The future tax benefit of these expenditures and non-capital losses is ultimately subject to final determination by taxation authorities.

     The realization of the Company's deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balances. During 2001, the Company's development and operations suggested that the "more likely than not" test for accounting purposes had been met and accordingly, the valuation allowance that had been recorded in the past against the net deferred tax asset was reversed. During the fourth quarter of 2002, the Company set up a valuation allowance relating to the writedown of its investment in Kinetek. The valuation allowance is reviewed periodically and if the "more likely than not" criterion changes for accounting purposes then the valuation allowance will be adjusted accordingly.


NOTE 14.   FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     As at December 31, 2002 and 2001, the carrying amounts for the Company's Cash and cash equivalents, Short-term investment securities, Accounts receivable, Accounts payable, Accrued restructuring costs, and Other accrued liabilities approximated fair value due to the short-term maturity of these financial instruments. With respect to Accounts receivable, Visudyne revenue and contract research and development receivables comprise the aggregate amounts owing from the Company's co-development partner, Novartis Ophthalmics, as at December 31, 2002 and December 31, 2001. Long-term investments and advances comprise primarily the long-term receivable from Axcan relating to the sale of Photofrin and the long-term receivable from Diomed (see Note 12 - (Writedown) Gain on Investments). The carrying value of these receivables approximates fair value, as they bear market interest rates.

     The Company purchases goods and services in both Canadian and U.S. dollars and earns most of its revenues in U.S. dollars and EUROs. The Company enters into foreign exchange contracts to manage exposure to currency rate fluctuations related to its expected future net earnings (primarily in U.S. dollars and EUROs) and cash flows (in U.S. dollars and Swiss francs). Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. At December 31, 2002, the Company has outstanding forward foreign currency contracts as noted below. The net unrealized loss in respect of such foreign currency contracts, as at December 31, 2002, was approximately $0.7 million.


                                                      Maturity Period        Quantity            Average Price
                                                       (to the year)        (millions)        (Canadian dollars)
                                                       -------------        ----------        ------------------
     U.S. dollar option-dated forward contracts            2003             U.S. $15.5          per US $1.60297
     Swiss franc option-dated forward contracts            2003               CHF 13.0          per CHF 1.02660


NOTE 15.   COMMITMENTS

     In the normal course of business, the Company enters into Visudyne supply agreements with contract manufacturers, which expire at various dates to 2006 and total $19.9 million. In addition, the Company has entered into operating lease agreements and clinical development agreements. The minimum annual commitment related to these agreements payable over the next five years are as follows:


    Year ending December 31,                               $
    ------------------------                             ----
           2003                                          3.3
           2004                                          0.7
           2005                                          0.7
           2006                                         15.5
           2007                                          -




NOTE  16.     SEGMENTED INFORMATION

    Details of the Company's revenues and property and equipment by geographic segments are as follows:

    Revenues(1)

                                                                             Year ended December 31,
                                                               ---------------------------------------------------
          (In thousands)                                             2002              2001              2000
          --------------                                       ---------------    --------------   ---------------
           United States                                       $        73,309    $       61,274   $        25,475
           Europe                                                       30,722            19,056             5,751
           Canada                                                        4,544             2,517             2,517
           Other                                                         1,938               528           (1,344)
                                                               ---------------    --------------   ---------------
                                                               $       110,513    $       83,375   $        32,399
                                                               ---------------    --------------   ---------------

    Property and equipment

                                                                          December 31,
                                                               ---------------------------------
           (In thousands)                                            2002              2001
           --------------                                      ----------------   --------------
           Canada                                              $         34,608   $       35,380
           United States                                                    673              741
                                                               ----------------   --------------
                                                               $         35,281   $       36,121
                                                               ----------------   --------------

---------------
(1) Revenues are attributable to a geographic segment based on location of the customer for revenue from Visudyne and royalties on product sales, and location of the head office of the collaborative partner in the case of revenues from contract research and development and collaborative arrangements.

NOTE 17. CONTINGENCIES

(a) On April 24, 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against the Company in the United States District Court for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including Age Related Macular Degeneration ("AMD"). During 2002 the Court granted summary judgement in favor of QLT, dismissing all counts of MEEI's complaint against the Company in this lawsuit.

      The lawsuit (Civil Action No. 00-10783-JLT) relates, in part, to an ongoing dispute involving U.S. Patent No. 5,798,349 (the " '349 Patent") which was issued on August 25, 1998 to the Company, MEEI and Massachusetts General Hospital ("MGH") as co-owners. The complaint alleged breach of contract, misappropriation of trade secrets, conversion, misrepresentation, unjust enrichment, unfair trade practices and related claims and asked that the Court: (i) declare MEEI the owner of certain inventions claimed in the '349 Patent; (ii) enjoin the Company from infringement of those claims or any action that would diminish the validity or value of such claims; (iii) declare that the Company breached an agreement with MEEI to share equitably in any proceeds derived as a result of collaboration leading to the '349 Patent; (iv) impose a constructive trust upon the Company for any benefit that the Company has or will derive as a result of the '349 Patent; and (v) award MEEI monetary relief for misappropriation of trade secrets in an amount equal to the greater of MEEI's damages or the Company's profits from any such misappropriation, and double or treble damages under Massachusetts law.

      The Company's counterclaim, filed in 2000, against MEEI and two employees of MEEI, seeks: (i) to correct inventorship on the '349 Patent by adding an additional MGH researcher as a joint inventor; (ii) a declaration that the Company and MGH are joint owners of the '349 Patent; (iii) a determination that MEEI is liable to the Company for conversion and unfair trade practices under Massachusetts law; (iv) an injunction to prohibit MEEI from prosecuting any patent application claiming subject matter already claimed in the '349 Patent; and (v) an award of damages and attorneys' fees.

      In 2002, QLT moved for summary judgement against MEEI on all counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted QLT's motions, thus dismissing all of MEEI's claims in this lawsuit. MEEI does have a right of appeal. The Company does not know whether MEEI will appeal the decision. QLT's counterclaims in this lawsuit remain outstanding.

      On May 1, 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The `303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the `303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

      The same day the `303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. alleging infringement of the `303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the `303 patent. The Company's counterclaim seeks to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the `303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the `303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgement that the `303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the `303 patent to MEEI.

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

      No trial has been scheduled in either case, and none is expected until the latter part of 2003 at the earliest.

      The Company believes MEEI's claims are without merit and intends to vigorously defend against such actions and pursue its counterclaims. The outcome of this dispute is not presently determinable or estimatable and there can be no assurance that the matter will be resolved in favor of the Company. If the dispute is not resolved in the Company's favor, the Company may be obliged to pay additional royalties or damages for access to the inventions claimed in the patents named in the suits.

  (b) In January and February, 2001, seven proposed securities class actions were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's common shares between August 1, 2000 and December 14, 2000. On May 3, 2001, the court ordered consolidation of the seven actions.

      The complaints name as defendants the Company; Julia Levy, former President, Chief Executive Officer and a current Director of the Company; and Kenneth Galbraith, the Company's former Executive Vice President, Chief Financial Officer and Corporate Secretary. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

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


      The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend against such actions. However, the outcome of this claim is not presently determinable or estimatable and there can be no assurance that the matter will be resolved in favor of the Company and the other defendants. If the lawsuit is not resolved in the Company's favor, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.


The effect of a negative judgement or likely loss with respect to one or both of the above-mentioned claims, if any, will be recorded in the period it becomes determinable.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Company's directors is set forth in the section entitled "Election of Directors" contained in the proxy statement for use in connection, with the Company's Annual Meeting of Shareholders to be held on May 22, 2003 which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference. Information concerning the Company's executive officers is set forth in Item 1 of Part I herein under the section entitled "Executive Officers of the Registrant".

ITEM 11.   EXECUTIVE COMPENSATION

      Information concerning compensation paid to executive officers of the Company and certain related matters is set forth in the section entitled "Executive Compensation" contained in the proxy statement for use in connection with the Company's Annual Meeting of Shareholders to be held on May 22, 2003, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2002:

                                                                                                           (c)
                                                                                                --------------------------
                                               (a)                           (b)                Number   of    securities
                                    ---------------------------    ------------------------     remaining  available  for
                                    Number  of  Securities  to        Weighted-average          issuance   under   equity
                                    be  issued  upon  exercise        exercise price of         compensation        plans
                                    of  outstanding   options,      outstanding options,        (excluding     securities
PLAN CATEGORY                       warrants and rights              warrants and rights        reflected in column (a))
-------------                       --------------------------     ------------------------     -------------------------
Equity compensation plans                 7,801,238(1)                     $50.85                      1,823,364
approved by security holders

Equity  compensation plans not                    0                           N/A                              0
approved by security holders
                                         ----------                       -------                     ----------
Total                                     7,801,238                        $50.85                      1,823,364


-----------
(1) The Company currently maintains three equity compensation plans, all of which were approved by shareholders, which provide for the issuance of common stock to officers and other employees, directors and consultants. These three equity compensation plans are designated as the 1995 Incentive Stock Option Plan, the 1998 Incentive Stock Option Plan, and the 2000 Incentive Stock Option Plan. As of February 28, 2003, no Company securities remain available for issuance under the 1995 Stock Option Plan or the 1998 Stock Option Plan. The 1995 and 1998 Incentive Stock Option Plans remain in effect for so long as options previously granted under those Plans remain outstanding

      Other information concerning the security ownership of certain beneficial owners and management is set forth in the section entitled "Voting Securities and Principal Holders Thereof" contained in the proxy statement for use in connection with the Company's Annual Meeting of Shareholders to be held on May 22, 2003, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is set forth in the section entitled "Interest of Management and Others in Material Transactions" contained in the proxy statement for use in connection with the Company's Annual Meeting of Shareholders to be held on May 22, 2003, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

    The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's principal executive and financial officers have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

    There were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the evaluation of the disclosure controls and procedures conducted by the Company's principal executive and financial officers.

                                     PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   FINANCIAL STATEMENTS

      (i) The following financial statement documents are included as part of
Item 8 to this Form 10-K.

           Auditors' Report
           Consolidated Balance Sheets
           Consolidated Statements of Operations
           Consolidated Statements of Cash Flows
           Consolidated Statements of Shareholders' Equity
           Notes to the Consolidated Financial Statements

      (ii) Schedules required by Article 12 of Regulation S-X:

           All schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(b)   REPORTS ON FORM 8-K

         (i) On October 4, 2002, the Company reported, under "Item 5 - Other Events", that the U.S. Food and Drug Administration granted fast-track review status for tariquidar for the treatment of multi-drug resistance in first-line treatment of non-small cell lung cancer patients.

        (ii) On November 22, 2002, the Company reported, under "Item 5 - Other Events", a reduction of its workforce by 65 people, or approximately 18%, to reduce operating expenses and concentrate its resources on key product development programs and business initiatives.

       (iii) On December 17, 2002, the Company reported, under "Item 5 - Other Events", statistically significant preliminary results of the six-month vision outcomes of patients being treated with altered treatment regimens of Visudyne for minimally classic wet age-related macular degeneration.

      (viii) On February 24, 2002, the Company reported, under "Item 5 - Other Events", that enrollment of additional patients in its ongoing phase III studies of tariquidar in non-small cell lung cancer patients was being suspended for approximately three months pending the completion of the planned interim safety and efficacy analysis by an Independent Data and Safety Monitoring Committee
               (DSMC), upon the recommendation of the DSMC.

(c)   EXHIBITS


  EXHIBIT
  NUMBER             DESCRIPTION
---------    ----------------------------------
    3.0      Memorandum and Articles; (1)

    3.1      Article 24 of the Articles of Quadra Logic Technologies Inc. as filed with the
             Registrar of Companies (British Columbia) on July 13, 1989; (4)

    3.2      Article 26 of the Articles of Quadra Logic Technologies Inc. as filed with the Registrar of
             Companies (British Columbia) on November 15, 1989; (4)

    3.3      Part 27 of the Articles of Quadra Logic Technologies Inc. dated February 21, 1991; (10)

    3.4      Part 28 of the Articles of QLT PhotoTherapeutics Inc. dated December 15, 1995; (17)

    4.1      Omitted

    4.5      Omitted

    4.6      Shareholder Rights Plan Agreement, as amended and restated, dated as of March 17, 2002, between QLT Inc. and ComputerShare Trust Company of Canada (20)



  EXHIBIT
  NUMBER             DESCRIPTION
---------    ----------------------------------
                  Executive Compensation Plans and Arrangements

10.1         Agreement, dated April 8, 1982, between Dr. Julia Levy, Quadra Logic Technologies Inc. and the University of British Columbia; (1)

10.9         Agreement, dated January 15, 1988, between Dr. David Dolphin, Quadra Logic Technologies Inc.
             and the University of British Columbia; (6)

10.14        Form of Employee Stock Option Agreement; (11)

10.15        Royalty Adjustment and Stock Option Agreement dated, August 10, 1989, between Quadra Logic
             Technologies Inc. and Dr. David Dolphin; (2)

10.16        Royalty Agreement, dated December 15, 1987, between Quadra Logic Technologies Inc. and Dr.
             David Dolphin; (2)

10.38        The 1991 Incentive Stock Option Plan; (10)

10.41        1995 QLT Incentive Stock Option Plan; (17)

10.68        1998 QLT Incentive Stock Option Plan; (21)

10.69        Form of Employment Agreement; (23)

10.72        2000 QLT Incentive Stock Option Plan (as amended in 2002); (23) (formerly numbered 10.70)

10.77        Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings (filed herewith)

10.78        Employment Agreement dated October 9, 2001  between QLT Inc. and Michael J. Doty (filed herewith)

10.79        Employment Agreement dated as of June 10, 2002 between QLT Inc. and William J. Newell (filed herewith)

10.80        Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau (filed herewith)



                            Other Material Contracts

 10.5      Asset Purchase Agreement, dated December 21, 1987, between Quadra Logic Technologies Inc.,
           Photomedica and Ortho Pharmaceutical Corporation; (6)

10.25      Omitted

10.29      License Agreement, dated June 19, 1990, between Quadra Logic Technologies Inc. and the
           Regents of the University of California; (9)

10.30      License Agreement, dated August 14, 1990, between Quadra Logic Technologies Inc. and the Long
           Island Jewish Medical Center; (9)

10.31      License and Royalty Agreement, dated September 14, 1990, between Quadra Logic Technologies
           Inc. and the Beth Israel Hospital Association; (9)

10.41      Agreement, dated May 1, 1992, between Health Research Inc. and Quadra Logic Technologies Inc.
           (11)

10.42      Omitted

10.43      Omitted

10.45      Photodynamic Therapy Product Development, Manufacturing and Distribution Agreement, dated
           July 1, 1994, between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen; (12)

10.46      Omitted

10.47      Omitted

10.48      Omitted

10.49      Omitted

10.50      Omitted

10.51      Bridging Agreement, dated December 1, 1996, between QLT PhotoTherapeutics Inc. (British
           Columbia), QLT PhotoTherapeutics Inc. (Delaware), American Home Products Corporation and
           American Cyanamid Company; (18)

10.52      Omitted

10.53      License and Distributorship Agreement, dated December 1, 1996, between QLT PhotoTherapeutics
           Inc. (British Columbia), QLT PhotoTherapeutics Inc. (Delaware) and American Cyanamid Company;
           (14)(19)



  EXHIBIT
  NUMBER             DESCRIPTION
---------    ----------------------------------
10.54      BPD-MA Verteporfin Supply Agreement, dated March 12, 1999 between QLT PhotoTherapeutics Inc.
           and Parkedale Pharmaceuticals, Inc; (14)(21)

10.55      BPD-MA Presome Supply Agreement, dated February 26, 1998, between QLT PhotoTherapeutics Inc.
           and Nippon Fine Chemical Co., Ltd.; (14)(21)_

10.56      BPD-MA Supply Agreement, dated December 11, 1998, between QLT PhotoTherapeutics Inc. and
           Raylo Chemicals Limited; (14)(21)

10.57      Supply Agreement, dated November 7, 1997, between QLT PhotoTherapeutics Inc. and Roussel
           Canada Inc. and Hoechst Marion Roussel; (14)(21)

10.58      Omitted

10.59      Offer to Purchase, dated January 23, 1998, between QLT PhotoTherapeutics Inc. and Finning
           International Inc., as amended; (21)

10.60      Assignment Agreement between QLT PhotoTherapeutics Inc. and 560677 B.C. Ltd., dated September
           3, 1998; (21)

10.61      Assumption Agreement among Finning International Inc., QLT PhotoTherapeutics Inc., and 560677
           B.C. Ltd., dated September 3, 1998; (21)

10.62      Declaration of Trust between QLT PhotoTherapeutics Inc. and
           560677 B.C. Ltd., dated September 3, 1998; (21)

10.63      License Agreement, dated December 8, 1998, between QLT
           PhotoTherapeutics Inc. and The General Hospital Corporation;
           (14)(21)

10.64      Omitted

10.65      Omitted

10.66      Omitted

10.67      Omitted

10.70      PHOTOFRIN Purchase and Sale Agreement, dated April 28, 2000 between Axcan Pharma Inc., QLT
           PhotoTherapeutics Inc. (British Columbia) and QLT PhotoTherapeutics Inc. (Delaware); (14)(23)

10.71      Omitted

10.73      Research and Early Development Agreement dated as of June 7, 2001 between Kinetek
           Pharmaceuticals, Inc. and QLT Inc.; (14) (25)

10.74      Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 23, 2001 between Novartis Ophthalmics AG and QLT Inc.;  (14) (25)

10.75      Development and Commercialization Agreement dated as of August 13, 2001 between Xenova
           Limited and QLT Inc.;  (14) (22)

10.76      Definitive Development and Commercialization Agreement dated as of August 13, 2001 between
           Xenova Limited and QLT Inc. (filed herewith) (22)


   11.     Statement re: computation of per share earnings; (filed herewith)


   23.     Consent of Deloitte & Touche LLP (filed herewith)


99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer

           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
99.2       Sarbanes-Oxley Act of 2002: Michael J. Doty, Senior Vice President and Chief Financial Officer


----------
Notes:

(1) Filed as an exhibit to the Company's Registration Statement on Form F-1 (File No. 33-31222 filed on September 25, 1989).

(2) Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

(4) Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form F-1 dated November 22, 1989.

(6) Filed as an exhibit to the Company's Annual Report on Form 20-F dated July 31, 1989.

(9) Filed as an exhibit to the Company's Transition Report on Form 10-K dated March 29, 1991.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 20, 1992.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 15, 1993.

(14) Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(18) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 26, 1997.

(19) Filed as an exhibit to the Company's Quarterly Report Form 10-Q dated November 11, 1998.

(21) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 29, 1999.

(22) Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(23) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 22, 2001

(24) Filed as an exhibit to the Company's Form S-8 filed on September 20, 2002

(25) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 2002

                                  CERTIFICATION

I, Paul J. Hastings, President and Chief Executive Officer of QLT Inc. ("registrant"), certify that:

1.   I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ Paul J. Hastings
--------------------
Paul J. Hastings
President and Chief Executive Officer

                                  CERTIFICATION

I, Michael J. Doty, Senior Vice-President and Chief Financial Officer of QLT Inc. ("registrant"), certify that:

1.   I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


/s/ Michael J. Doty
-------------------
Michael J. Doty
Senior Vice-President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2003
                                    QLT INC.

                                    By:  /s/ Paul J. Hastings
                                       -----------------------------------------
                                    Paul J. Hastings, President
                                    and Chief Executive Officer

                                    By:  /s/ Michael J. Doty
                                       -----------------------------------------
                                    Michael J. Doty, Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS:

     That the undersigned officers and directors of QLT Inc. do hereby constitute and appoint Paul J. Hastings and Michael J. Doty, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable QLT Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Annual Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURES                                       TITLE                                     DATE
            ----------                                       -----                                     ----
       /s/ Paul J. Hastings          President, Chief Executive Officer and Director              March 27, 2003
-----------------------------------  (Principal Executive Officer)
         Paul J. Hastings

        /s/ Michael J. Doty          Senior Vice President and Chief Financial Officer            March 27, 2003
-----------------------------------  (Principal Financial and Accounting Officer)
          Michael J. Doty

         /s/ E. Duff Scott           Chairman of the Board of Directors and Director              March 27, 2003
-----------------------------------
           E. Duff Scott

      /s/ Peter A. Crossgrove        Director                                                     March 27, 2003
-----------------------------------
        Peter A. Crossgrove

          /s/ Jan Dlouhy             Director                                                     March 27, 2003
-----------------------------------
            Jan Dlouhy

      /s/ Ronald D. Henriksen        Director                                                     March 27, 2003
-----------------------------------
        Ronald D. Henriksen

         /s/ Julia G. Levy           Director                                                     March 27, 2003
-----------------------------------
           Julia G. Levy

       /s/ Alan C. Mendelson         Director                                                     March 27, 2003
-----------------------------------
         Alan C. Mendelson

         /s/ Jack L. Wood            Director                                                     March 27, 2003
-----------------------------------
           Jack L. Wood


                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER             DESCRIPTION
---------    ----------------------------------
   3.0       Memorandum and Articles; (1)

   3.1       Article 24 of the Articles of Quadra Logic Technologies Inc. as filed with the
             Registrar of Companies (British Columbia) on July 13, 1989; (4)

   3.2       Article 26 of the Articles of Quadra Logic Technologies Inc. as filed with the Registrar of
             Companies (British Columbia) on November 15, 1989; (4)

   3.3       Part 27 of the Articles of Quadra Logic Technologies Inc. dated February 21, 1991; (10)

   3.4       Part 28 of the Articles of QLT PhotoTherapeutics Inc. dated December 15, 1995; (17)

   4.1       Omitted

   4.5       Omitted

   4.6       Shareholder Rights Plan Agreement, as amended and restated, dated as of March 17, 2002, between QLT Inc. and ComputerShare Trust Company of Canada (20)


                  Executive Compensation Plans and Arrangements

  10.1       Agreement, dated April 8, 1982, between Dr. Julia Levy, Quadra Logic Technologies Inc. and the University of British Columbia; (1)

  10.9       Agreement, dated January 15, 1988, between Dr. David Dolphin, Quadra Logic Technologies Inc.
             and the University of British Columbia; (6)

  10.14      Form of Employee Stock Option Agreement; (11)

  10.15      Royalty Adjustment and Stock Option Agreement dated, August 10, 1989, between Quadra Logic
             Technologies Inc. and Dr. David Dolphin; (2)

  10.16      Royalty Agreement, dated December 15, 1987, between Quadra Logic Technologies Inc. and Dr.
             David Dolphin; (2)

  10.38      The 1991 Incentive Stock Option Plan; (10)

  10.41      1995 QLT Incentive Stock Option Plan; (17)

  10.68      1998 QLT Incentive Stock Option Plan; (21)

  10.69      Form of Employment Agreement; (23)

  10.72      2000 QLT Incentive Stock Option Plan (as amended in 2002); (23) (formerly numbered 10.70)

  10.77      Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings (filed herewith)

  10.78      Employment Agreement dated October 9, 2001  between QLT Inc. and Michael J. Doty (filed herewith)

  10.79      Employment Agreement dated as of June 10, 2002 between QLT Inc. and William J. Newell (filed herewith)

  10.80      Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau (filed herewith)


                            Other Material Contracts

  10.5     Asset Purchase Agreement, dated December 21, 1987, between Quadra Logic Technologies Inc.,
           Photomedica and Ortho Pharmaceutical Corporation; (6)

 10.25     Omitted

 10.29     License Agreement, dated June 19, 1990, between Quadra Logic Technologies Inc. and the
           Regents of the University of California; (9)

 10.30     License Agreement, dated August 14, 1990, between Quadra Logic Technologies Inc. and the Long
           Island Jewish Medical Center; (9)

 10.31     License and Royalty Agreement, dated September 14, 1990, between Quadra Logic Technologies
           Inc. and the Beth Israel Hospital Association; (9)

 10.41     Agreement, dated May 1, 1992, between Health Research Inc. and Quadra Logic Technologies Inc.
           (11)

 10.42     Omitted

 10.43     Omitted

 10.45     Photodynamic Therapy Product Development, Manufacturing and Distribution Agreement, dated
           July 1, 1994, between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen; (12)

 10.46     Omitted

 10.47     Omitted

 10.48     Omitted

 10.49     Omitted

 10.50     Omitted

 10.51     Bridging Agreement, dated December 1, 1996, between QLT PhotoTherapeutics Inc. (British
           Columbia), QLT PhotoTherapeutics Inc. (Delaware), American Home Products Corporation and
           American Cyanamid Company; (18)

 10.52     Omitted

 10.53     License and Distributorship Agreement, dated December 1, 1996, between QLT PhotoTherapeutics
           Inc. (British Columbia), QLT PhotoTherapeutics Inc. (Delaware) and American Cyanamid Company;
           (14)(19)

 10.54     BPD-MA Verteporfin Supply Agreement, dated March 12, 1999 between QLT PhotoTherapeutics Inc.
           and Parkedale Pharmaceuticals, Inc; (14)(21)

 10.55     BPD-MA Presome Supply Agreement, dated February 26, 1998, between QLT PhotoTherapeutics Inc.
           and Nippon Fine Chemical Co., Ltd.; (14)(21)_

 10.56     BPD-MA Supply Agreement, dated December 11, 1998, between QLT PhotoTherapeutics Inc. and
           Raylo Chemicals Limited; (14)(21)

 10.57     Supply Agreement, dated November 7, 1997, between QLT PhotoTherapeutics Inc. and Roussel
           Canada Inc. and Hoechst Marion Roussel; (14)(21)

 10.58     Omitted

 10.59     Offer to Purchase, dated January 23, 1998, between QLT PhotoTherapeutics Inc. and Finning
           International Inc., as amended; (21)

 10.60     Assignment Agreement between QLT PhotoTherapeutics Inc. and 560677 B.C. Ltd., dated September
           3, 1998; (21)

 10.61     Assumption Agreement among Finning International Inc., QLT PhotoTherapeutics Inc., and 560677
           B.C. Ltd., dated September 3, 1998; (21)

 10.62     Declaration of Trust between QLT PhotoTherapeutics Inc. and 560677 B.C. Ltd., dated September 3,
           1998; (21)

 10.63     License Agreement, dated December 8, 1998, between QLT PhotoTherapeutics Inc. and The General
           Hospital Corporation; (14)(21)

 10.64     Omitted

 10.65     Omitted

 10.66     Omitted

 10.67     Omitted

 10.70     PHOTOFRIN Purchase and Sale Agreement, dated April 28, 2000 between Axcan Pharma Inc., QLT
           PhotoTherapeutics Inc. (British Columbia) and QLT PhotoTherapeutics Inc. (Delaware); (14)(23)

 10.71     Omitted

 10.73     Research and Early Development Agreement dated as of June 7, 2001 between Kinetek
           Pharmaceuticals, Inc. and QLT Inc.; (14) (25)

 10.74     Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 23, 2001 between Novartis Ophthalmics AG and QLT Inc.;  (14) (25)

 10.75     Development and Commercialization Agreement dated as of August 13, 2001 between Xenova
           Limited and QLT Inc.;  (14) (22)

 10.76     Definitive Development and Commercialization Agreement dated as of August 13, 2001 between
           Xenova Limited and QLT Inc. (filed herewith) (22)


 11.       Statement re: computation of per share earnings; (filed herewith)


 23.       Consent of Deloitte & Touche LLP (filed herewith)


 99.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer

 99.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002: Michael J. Doty, Senior Vice President and Chief Financial Officer

----------
Notes:

(1)  Filed as an exhibit to the Company's Registration Statement on Form F-1
     (File No. 33-31222 filed on September 25, 1989).

(2) Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

(4) Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form F-1 dated November 22, 1989.

(6)  Filed as an exhibit to the Company's Annual Report on Form 20-F dated July
     31, 1989.

(9)  Filed as an exhibit to the Company's Transition Report on Form 10-K dated
     March 29, 1991.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March
     20, 1992.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March
     15, 1993.

(14) Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(18) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March
     26, 1997.

(19) Filed as an exhibit to the Company's Quarterly Report Form 10-Q dated
     November 11, 1998.

(21) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March
     29, 1999.

(22) Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to an application for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(23) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March
     22, 2001

(24) Filed as an exhibit to the Company's Form S-8 filed on September 20, 2002

(25) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated
     November 12, 2002
