Form 10-Q
period 2003-03-31
QLT INC/BC
filed 2003-05-14
CIK 827809

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2003

                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-17082


                                    QLT INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           BRITISH COLUMBIA, CANADA                          N/A
      --------------------------------                 -------------------
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)                Identification No.)


887 GREAT NORTHERN WAY, VANCOUVER, B.C., CANADA                   V5T 4T5
---------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip code)

       Registrant's telephone number, including area code: (604) 707-7000
                                                           --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X     No
                                                ---       ---

As of May 8, 2003 the registrant had 68,671,525 outstanding Common Shares and 7,714,002 outstanding Stock Options.

================================================================================

                                    QLT INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2003




                                TABLE OF CONTENTS

ITEM                                                                                               PAGE
----                                                                                               ----
                                    PART I - FINANCIAL INFORMATION

1.         FINANCIAL STATEMENTS....................................................................  1

             Consolidated Balance Sheets as of
             March 31, 2003 and December 31, 2002..................................................  1

             Consolidated Statements of Income for the three months ended
             March 31, 2003 and March 31, 2002.....................................................  2

             Consolidated Statements of Cash Flows for the three months ended
             March 31, 2003 and March 31, 2002.....................................................  3

             Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
             Income for the three months ended March 31, 2003......................................  5

             Notes to the Consolidated Financial Statements........................................  6

2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................................... 15

3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................. 23

4.         CONTROLS AND PROCEDURES................................................................. 23


                                           PART II - OTHER INFORMATION


1.         LEGAL PROCEEDINGS....................................................................... 24

2.         CHANGES IN SECURITIES AND USE OF PROCEEDS............................................... 26

3.         DEFAULTS UPON SENIOR SECURITIES......................................................... 26

4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................... 26

5.         OTHER INFORMATION....................................................................... 26

6.         EXHIBITS AND REPORTS ON FORM 8-K........................................................ 26

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS


QLT INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(In thousands of United States dollars                     MARCH 31,         December 31,
except per share information)                                   2003                 2002
-----------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                             $126,156            $128,138
     Short-term investment securities                       106,202              79,797
     Accounts receivable (Note 4)                            29,323              30,186
     Inventories (Note 5)                                    37,427              35,892
     Current portion of deferred income
        tax assets                                           16,661              17,092
     Other                                                    6,156               1,318
-----------------------------------------------------------------------------------------
                                                            321,925             292,423

LONG-TERM INVESTMENTS AND ADVANCES                            3,818               4,170
PROPERTY AND EQUIPMENT                                       37,338              35,281
DEFERRED INCOME TAX ASSETS                                   10,970              13,966
-----------------------------------------------------------------------------------------
                                                           $374,051            $345,841
=========================================================================================
LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                      $  7,394            $  9,960
     Accrued restructuring charge (Note 11)                   1,053               2,631
     Other accrued liabilities (Note 7)                       3,761               7,027
     Deferred revenue                                        13,073              12,678
-----------------------------------------------------------------------------------------
                                                             25,281              32,296

CONTINGENCIES (Note 13)


SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 8)
     Authorized
        500,000,000 common shares without
             par value
        5,000,000 first preference shares
             without par value issuable
             in series

     Issued and outstanding
         Common shares                                      392,720             391,716
             March 31, 2003 -- 68,579,253
             December 31, 2002 -- 68,407,753

ACCUMULATED DEFICIT                                         (41,362)            (52,901)
ACCUMULATED OTHER COMPREHENSIVE LOSS                         (2,588)            (25,270)
-----------------------------------------------------------------------------------------
                                                            348,770             313,545
-----------------------------------------------------------------------------------------

                                                           $374,051            $345,841
=========================================================================================

See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                                     Three months ended
                                                                           March 31,
                                                                   ----------------------
(In thousands of United States dollars except per share
information)                                                           2003          2002
-----------------------------------------------------------------------------------------
(Unaudited)
REVENUES
  Revenue from Visudyne(R) (Note 9)                                 $31,445       $22,418
  Contract research and development (Note 10)                         1,526         1,724
------------------------------------------------------------------------------------------
                                                                    $32,971       $24,142
------------------------------------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales                                                       5,412         4,991
  Research and development                                           10,875         8,480
  Selling, general and administrative                                 3,033         4,080
  Depreciation                                                          726           705
------------------------------------------------------------------------------------------
                                                                     20,046        18,256
------------------------------------------------------------------------------------------
OPERATING INCOME                                                     12,925         5,886

INVESTMENT AND OTHER INCOME
  Net foreign exchange gains                                          2,533            60
  Interest income                                                     1,599           866
  Equity loss in NSQ                                                     --           (23)
------------------------------------------------------------------------------------------
                                                                      4,132           903
------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                           17,057         6,789

PROVISION FOR INCOME TAXES                                           (5,518)       (2,396)
==========================================================================================
NET INCOME                                                          $11,539       $ 4,393
==========================================================================================
NET INCOME PER COMMON SHARE
  Basic                                                             $  0.17       $  0.06
  Diluted                                                           $  0.17       $  0.06
------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding
(in thousands)
  Basic                                                              68,517        68,103
  Diluted                                                            68,547        68,664
------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

Visudyne(R) is a trademark of Novartis Ophthalmics AG.

QLT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 Three months ended
                                                                      March 31,
                                                               ----------------------
(In thousands of United States dollars                              2003         2002
except per share information)
-------------------------------------------------------------------------------------
(Unaudited)
CASH PROVIDED BY OPERATING ACTIVITIES
     Net income                                                $ 11,539     $  4,393
     Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                 726          705
       Unrealized foreign exchange loss (gain)                      697          (14)
       Deferred income taxes                                      5,518        2,396
       Equity loss in NSQ                                            --           23
     Changes in non-cash operating assets
     and liabilities:
       Accounts receivable and other assets                      (1,989)       3,617
       Inventories                                                1,041         (719)
       Accounts payable                                          (1,368)      (3,078)
       Accrued restructuring charge                              (1,719)          --
       Other accrued liabilities                                 (3,661)      (1,334)
       Deferred revenue                                            (510)       4,175
-------------------------------------------------------------------------------------
                                                                 10,274       10,164
-------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES
     Short-term investment securities                           (20,049)     (45,392)
     Purchase of property and equipment                          (1,961)        (694)
-------------------------------------------------------------------------------------
                                                                (22,010)     (46,085)
-------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES
     Issuance of common shares                                    1,004        1,813
-------------------------------------------------------------------------------------
                                                                  1,004        1,813
-------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS                                              8,750         (160)
-------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (1,982)     (34,268)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  128,138       69,663
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $126,156     $ 35,395
=====================================================================================
SUPPLEMENTARY CASH FLOW INFORMATION:
     Interest paid                                             $     67     $    449
     Income taxes paid                                               --           --

NON-CASH INVESTING ACTIVITY:

On February 1, 2002, the Company received 135,735 common shares of Diomed, Inc. and on August 5, 2002 received 696,059 preferred shares of Diomed Holdings, Inc. as part of the consideration received by the Company from the sale of its Optiguide(R) FiberOptics business to Diomed, Inc. on November 8, 2000. Under the terms of the sale, Diomed elected to settle the amount owing in shares. The Company recorded this investment at a carrying value of $0.7 million and recorded a loss of $0.4 million on settlement of accounts receivable of $1.2 million.


See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
--------------------------------------------------------------------------------

                                                                                Accumulated Other
                                                         Common Shares        Comprehensive Income
                                                     ---------------------  -------------------------
                                                                                           Unrealized
                                                                            Cumulative     Losses on                       Total
                                                                            Translation      Diomed      Accumulated   Shareholders'
                                                        Shares     Amount    Adjustment    Securities      Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------------
(All amounts except share and per share information
are expressed in thousands) (Unaudited)

BALANCE AT DECEMBER 31, 2002                         68,407,753   $391,716    $(25,270)       $  --       $(52,901)      $313,545

EXERCISE OF STOCK OPTIONS AT PRICES
RANGING FROM CAD $9.28 TO CAD $12.25
PER SHARE                                               171,500      1,004          --           --             --          1,004

OTHER COMPREHENSIVE INCOME (LOSS):
   Cumulative translation adjustment
   from application of U.S. dollar
   reporting (Note 3)                                        --         --      23,110           --             --         23,110

   Unrealized loss on available for
   sale securities                                           --         --          --         (428)            --           (428)

NET INCOME                                                   --         --          --           --         11,539         11,539
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003                            68,579,253   $392,720    $ (2,160)       $(428)      $(41,362)      $348,770
====================================================================================================================================

See accompanying notes to the consolidated financial statements.

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     (Information as at and for the three month periods ended March 31, 2003 and 2002 is unaudited.)

     QLT Inc. ("the Company") is a bio-pharmaceutical company engaged in the development and commercialization of innovative products in ophthalmology and oncology and in other fields where the product can be marketed by a focused specialty sales and marketing team. The Company is a pioneer in the field of photodynamic therapy, a field of medicine that uses photosensitizers (light-activated drugs) in the treatment of disease. The Company is also actively developing pharmaceutical products that do not employ photodynamic therapy.


1.   BASIS OF PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included as part of the Company's 2002 Annual Report on Form 10-K. All amounts herein are expressed in United States dollars unless otherwise noted.

     In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.


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

     Reporting Currency and Foreign Currency Translation

     Effective December 31, 2002, the Company changed its reporting currency to the U.S. dollar from the Canadian dollar in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenue and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as a component of shareholders' equity under accumulated other comprehensive income (loss). The Company retained the Canadian dollar as its functional currency.

     The financial information for the three months ended March 31, 2002 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during that period.

     Property and Equipment

     During the first quarter of 2003, the Company reviewed its intended use of property and equipment and adopted the straight-line method for all newly acquired property and equipment beginning in 2003. The Company retains the declining balance method for all property and equipment acquired prior to 2003.

     Property and equipment are recorded at cost and amortized as follows:

                                                         Methods          Rates         Methods       Years
                                                     -----------------    -----       -------------   -----
     Buildings                                       Declining balance      4%
     Office furnishings, fixtures and other          Declining balance     20%   or   Straight-line     5
     Research and commercial manufacturing
        equipment and computer operating system      Declining balance     20%   or   Straight-line     5
     Computer hardware                               Declining balance     30%   or   Straight-line     3

     Revenue Recognition

     Revenue from Visudyne(R) consists of the Company's 50% share of pre-tax profits generated from the Company's collaborative manufacturing, marketing and distribution arrangement with Novartis Ophthalmics AG ("Novartis Ophthalmics"), revenue from the sale of bulk manufactured Visudyne product to Novartis Ophthalmics, and reimbursement from Novartis Ophthalmics of third party royalties, and specified other costs. Under the terms of the collaborative arrangement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. Pre-tax profits are determined by Novartis Ophthalmics and the Company and are derived by taking net sales of Visudyne to third parties, less manufacturing, selling, marketing and distribution costs, and third party royalties. Revenue from bulk Visudyne sales to Novartis Ophthalmics is not recognized until the period of the related product sale and delivery by Novartis Ophthalmics to third parties where collection is reasonably assured. Proceeds of the QLT-Novartis Ophthalmics Alliance ("the Alliance") from Visudyne sales are received initially in trust by Novartis Ophthalmics for the equal benefit of Novartis Ophthalmics and the Company and are held until distributed in accordance with the agreement between the Company and Novartis Ophthalmics.

     Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with the Company's various strategic partners, including (but not limited to) Novartis Ophthalmics. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by the Company do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables. (See Note 4 -- Accounts Receivable and Note 10 -- Contract Research and Development)

     Cost of Sales

     Cost of sales, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold by Novartis Ophthalmics to third parties. The Company records a provision for the non-completion of product inventory based on its history of batch completion.


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

     The following pro forma financial information presents the net income and net income per common share had the Company recognized stock-based compensation using a fair value based accounting method:

                                                         Three months       Three months
    (In thousands except per share information)         ended March 31,    ended March 31,
    (Unaudited)                                              2003               2002
    --------------------------------------------------------------------------------------
    Net Income (Loss)                                      $11,539            $ 4,393
        As reported
        Less: Additional employee compensation
        expense under the fair value method                 (5,250)            (6,060)
    --------------------------------------------------------------------------------------
        Pro forma                                          $ 6,289            $(1,667)
    --------------------------------------------------------------------------------------
    Basic net income (loss) per common share
        As reported                                        $  0.17            $  0.06
        Pro forma                                          $  0.09            $ (0.02)
    --------------------------------------------------------------------------------------
    Diluted net income (loss) per share
        As reported                                        $  0.17            $  0.06
        Pro forma                                          $  0.09            $ (0.02)
    --------------------------------------------------------------------------------------

     The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

     The weighted average fair value of stock options granted in the three months ended March 31, 2003 was $4.05 whereas the fair value of stock options granted in the three months ended March 31, 2002 was $9.28. The Company used the Black-Scholes option pricing model to estimate the value of the options at each grant date, under the following weighted average assumptions:

                                        Three months ended      Three months ended
                                             March 31,              March 31,
                                                2003                   2002
                                        ------------------      ------------------
     Annualized Volatility                     73.2%                   83.7%
     Risk-free Interest Rate                    4.2%                    3.8%
     Expected Life (Years)                       2.5                     2.5


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

     The following table sets forth the computation of basic and diluted net income per common share:

     (In thousands, except per share data)                         Three months           Three months
                                                                  ended March 31,        ended March 31,
     (Unaudited)                                                       2003                   2002
     ---------------------------------------------------------------------------------------------------
     Numerator:
          Net Income                                                   $11,539              $4,393

     Denominator:
          Weighted-average common shares outstanding                    68,517              68,103
          Effect of dilutive securities:
               Stock options                                                30                 561
                                                                  --------------------------------------

          Diluted weighted-average common shares outstanding            68,547              68,664
                                                                  ======================================

     Basic net income per common share                                 $  0.17              $ 0.06
     Diluted net income per common share                               $  0.17              $ 0.06

     Excluded from the calculation of diluted net income per common share for the three months ended March 31, 2003 were 7,188,720 shares (in the three months ended March 31, 2002 -- 5,413,956 shares) of common stock from stock options because their effect was anti-dilutive.

     Reclassification

     Certain comparative figures have been reclassified to conform with the current period's presentation.


     Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or its results of operations.

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

4.   ACCOUNTS RECEIVABLE

     (In thousands of United States Dollars)            March  31, 2003    December 31, 2002
     ---------------------------------------------------------------------------------------
                                                            (Unaudited)
     Visudyne(R)                                                $27,938              $28,636
     Contract research and development                              905                1,128
     Trade and other                                                480                  422
     ---------------------------------------------------------------------------------------
                                                                $29,323              $30,186
     ---------------------------------------------------------------------------------------


     Accounts receivable -- Visudyne is due from Novartis Ophthalmics and consists of the Company's 50% share of pre-tax profit on sales of Visudyne, amounts due from the sale of bulk Visudyne to Novartis Ophthalmics and reimbursement of specified royalty and other costs. The Company does not require an allowance for doubtful accounts.


5.   INVENTORIES

     (In thousands of United States dollars)                 March 31, 2003    December 31, 2002
     --------------------------------------------------------------------------------------------
                                                                (Unaudited)
     Raw materials and supplies                                     $ 1,830              $ 1,706
     Work-in-process                                                 24,883               22,057
     Finished goods                                                  12,555               13,794
     Provision for non-completion of product inventory               (1,841)              (1,664)
     --------------------------------------------------------------------------------------------
                                                                    $37,427              $35,892
     --------------------------------------------------------------------------------------------


     Inventories at March 31, 2003 include finished goods with a cost of $12.5 million (December 31, 2002 -- $12.0 million) that have been shipped to and are held by Novartis Ophthalmics. These finished goods will be recognized as costs of manufacturing in the period of the related product sale by Novartis Ophthalmics to third parties and are included in deferred revenue at cost.

     The Company records a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection.


6.   CREDIT FACILITY

     On August 8, 2001, the Company entered into a CAD $3.5 million unsecured credit facility agreement. The first segment of the facility is structured as a CAD $1.0 million revolving operating loan which bears interest at the bank's prime rate for Canadian dollar drawdowns and the U.S. base rate for U.S. dollar drawdowns. As at March 31, 2002, no amount was drawn against this portion of the facility. A standby letter of credit in the amount of CAD $2.5 million was issued under the second segment of the facility. This letter of guarantee was security for the final payment of a land purchase and bore interest at 0.7% per annum. Subsequent to March 31, 2003, the land purchase was completed and the letter of guarantee cancelled.


7.   OTHER ACCRUED LIABILITIES

     (In thousands of United States dollars)           March 31, 2003  December 31, 2002
     -----------------------------------------------------------------------------------
                                                          (Unaudited)
     Royalties                                                 $1,904             $2,025
     Compensation                                               1,579              3,557
     Manufacturing                                                147                568
     Interest                                                     113                171
     Other                                                         18                706
     -----------------------------------------------------------------------------------
                                                               $3,761             $7,027
     ===================================================================================

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

     Stock option activity with respect to all of the Company's stock option plans is presented below:

                                                                                          Weighted
                                                 Number of      Exercise Price Range      Average
     (In Canadian dollars)                        Shares              Per Share        Exercise Price
     ------------------------------------------------------------------------------------------------
     Outstanding at December 31, 2002            7,801,238        $ 9.28 - $108.60        $50.85
     From January 1 to March 31, 2003:
          Granted                                  876,172        $12.10 - $ 13.35        $13.12
          Exercised                               (171,500)       $ 9.28 - $ 12.25        $ 9.89
          Cancelled                               (166,067)       $ 9.28 - $ 108.60       $40.34
                                                 ----------------------------------------------------

     Outstanding at March 31, 2003               8,339,843        $11.95 - $ 108.60       $47.93
     ================================================================================================


     Additional information relating to stock options outstanding as of March 31, 2003 is presented below:

                                       Options Outstanding                  Options Exercisable
     -----------------------------------------------------------------------------------------------
                                                         Weighted
                                         Weighted         Average                           Weighted
                                          Average        Remaining                          Average
          Exercise          Number of    Exercise       Contractual       Number of         Exercise
         Price Range         Shares        Price        Life (Years)       Shares             Price
     -----------------------------------------------------------------------------------------------
     Under $25              2,071,721     $ 17.14           3.92            579,256          $ 17.41
     $25.00 - $37.50        1,723,904     $ 31.31           2.30          1,281,333          $ 31.18
     $37.51 - $50.00        2,614,355     $ 41.63           2.70          1,904,600          $ 42.65
     Over $50.00            1,929,863     $104.38           2.10          1,870,272          $104.35
     -----------------------------------------------------------------------------------------------
                            8,339,843                                     5,635,461
     ===============================================================================================

9.   REVENUE FROM VISUDYNE(R)

     Under the terms of the Company's development, marketing and distribution agreement with Novartis Ophthalmics, the Company is responsible for Visudyne manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. The Company and Novartis Ophthalmics share equally the profits realized on revenues from product sales after deductions for manufacturing, selling, marketing, and distribution costs and third party royalties. Proceeds of the Alliance from Visudyne sales are received initially in trust by Novartis Ophthalmics for the equal benefit of Novartis Ophthalmics and the Company and are held until distributed in accordance with the agreement between the Company and Novartis Ophthalmics.

     The Company's revenue from the sales of Visudyne was determined as follows:

                                                     Three months ended
                                                           March 31,
     (In thousands)                                    2003          2002
     ---------------------------------------------------------------------
     (Unaudited)
     Visudyne(R) sales by Novartis Ophthalmics    $ 82,054       $ 68,379
     Less:  Manufacturing and other costs           (6,266)        (5,635)
     Less:  Sales, marketing and distribution
            costs                                  (27,091)       (30,848)
                                                  ------------------------
     Net operating income from Visudyne(R)        $ 48,697       $ 31,896
                                                  ========================
     The Company's 50% share                      $ 24,349       $ 15,948
     Add:   Manufacturing and other
            reimbursements                           7,096          6,470
                                                  ------------------------
     Revenue from Visudyne(R)                     $ 31,445       $ 22,418
                                                  ========================

     For the three months ended March 31, 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 49%. For the same period in 2002, approximately 63% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 37%.


10.  CONTRACT RESEARCH AND DEVELOPMENT

     The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. Details of the Company's contract research and development revenue are as follows:

                                                   Three months ended
                                                        March 31,
     (In thousands)                                 2003       2002
     ----------------------------------------------------------------
     (Unaudited)
     Visudyne(R) ocular programs                   $  453    $  565
     Visudyne(R) dermatology program                  527       605
     Others                                           546       554
                                                   ------------------
     Contract research & development revenue       $1,526    $1,724
                                                   ==================


11.  ACCRUED RESTRUCTURING CHARGE

     In the fourth quarter of 2002, the Company restructured its operation to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of 2002 related to severance and termination costs. The Company expects to complete final activities associated with the restructuring in the second half of 2003. At March 31, 2003, restructuring charges of $1.8 million had been paid out, and the accrued liability relating to the restructuring was $1.1 million. Details are as follows:

                                        December 31, 2002    Payments     March 31, 2003
                                        -------------------------------------------------
     Severance and termination
       benefits accrued                       $1,981          $1,517            $ 464
     Other related expenses accrued              650              61              589
                                        -------------------------------------------------
                                              $2,631          $1,578           $1,053
                                        =================================================


The Company estimated that the restructuring will result in annual savings of $4.4 million. For the three months ended March 31, 2003, the Company realized savings of approximately $1.1 million.


12.  SEGMENTED INFORMATION

     Details of revenues and property and equipment by geographic segments are as follows:

    Revenues(1)                              Three months ended
                                                  March 31,
    (In thousands)                             2003      2002
    -----------------------------------------------------------
    (Unaudited)
        United States                        $19,084    $16,587
        Europe                                10,949      6,458
        Canada                                 1,731        944
        Other                                  1,207        153
    -----------------------------------------------------------
                                             $32,971    $24,142
    ===========================================================


     Property and equipment                    March 31,     December 31,
     (In thousands)                              2003            2002
     --------------------------------------------------------------------
                                              (Unaudited)
        Canada                                   $36,746         $34,608
        United States                                592             673
     --------------------------------------------------------------------
                                                 $37,338         $35,281
     ====================================================================

     (1) Revenues are attributable to a geographic segment based on location of the customer for revenue from Visudyne and royalties on product sales, and location of the head office of the funding entity in the case of revenues from contract research and development and collaborative arrangements.


13.  CONTINGENCIES

(a) On April 24, 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against the Company in the United States District Court for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including Age Related Macular Degeneration ("AMD"). During 2002 the Court granted summary judgment in favor of QLT, dismissing all counts of MEEI's complaint against the Company in this lawsuit.

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

     The Company's counterclaim, filed in 2000 against MEEI and two employees of MEEI, sought: (i) to correct inventorship on the '349 Patent by adding an additional MGH researcher as a joint inventor; (ii) a declaration that the Company and MGH are joint owners of the '349 Patent; (iii) a determination that MEEI is liable to the Company for conversion and unfair trade practices under Massachusetts law; (iv) an injunction to prohibit MEEI from prosecuting any patent application claiming subject matter already claimed in the '349 Patent; and (v) an award of damages and attorneys' fees.

     In 2002, QLT moved for summary judgment against MEEI on all counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted QLT's motions, thus dismissing all of MEEI's claims in this lawsuit. Final judgment of dismissal was entered in April 2003. In May 2003, MEEI filed a notice of appeal. With respect to QLT's counterclaim requesting correction of inventorship of the '349 patent to add an additional MGH inventor, the Court stayed the claim pending the outcome of Civil Action No. 01-10747-EFH, described below. QLT voluntarily dismissed the remainder of its counterclaims in Civil Action No. 00-10783-JLT without prejudice in April 2003.

     On May 1, 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the " '303 Patent") to MEEI. The '303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

     The same day the '303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. alleging infringement of the '303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent. The Company's counterclaim seeks to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the '303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the '303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgment that the '303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the '303 patent to MEEI.

     In November 2001, MGH sought and was granted leave to intervene in the action to protect its rights in the '303 patent. MGH's complaint in intervention, like QLT's counterclaim, asks the court to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors of the inventions claimed in the patent and by declaring that MGH is a joint owner of those inventions.

     No trial has been scheduled in Civil Action No. 01-10747-EFH, and none is expected until the first half of 2004 at the earliest.

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

     The complaints name as defendants: the Company; Julia Levy, former President, Chief Executive Officer and a current Director of the Company; and Kenneth Galbraith, the Company's former Executive Vice President, Chief Financial Officer and Corporate Secretary. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

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

     The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend against such claims. However, the outcome of this claim is not presently determinable or estimatable and there can be no assurance that the matter will be resolved in favor of the Company and the other defendants. If the lawsuit is not resolved in the Company's favor, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.

     The effect of a negative judgment or likely loss with respect to one or both of the above-mentioned claims, if any, will be recorded in the period it becomes determinable.

14.  SUBSEQUENT EVENTS

     On May 12, 2003, the Company announced that it will stop its two current Phase III tariquidar trials in non-small-cell-lung cancer. This decision was made following a recommendation by the Independent Data Safety Monitoring Committee who completed the un-blinded review of the data from both ongoing trials in this indication. The Company will make planning decisions regarding tariquidar after a thorough analysis of the data collected from these clinical trials. The Company expects that there will be cost savings associated with stopping the trials and is in the process of analyzing the impact of this cost savings.


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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of financial conditions and results of operations contains forward-looking statements of the Company, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause QLT's actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy; anticipated future operating results; anticipated timing for and receipt of reimbursement approvals for Visudyne therapy and other QLT products; the anticipated outcome of pending patent and securities litigation against QLT; the anticipated timing and progress of clinical trials; the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products, including tariquidar; and the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for QLT's other products, including tariquidar. These statements are predictions only and actual events or our actual results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics AG, to commercialize and market Visudyne, the outcome of pending patent and securities litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and for QLT's other products, including tariquidar; the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne and for QLT's other products, including tariquidar; the successful development or acquisition of complementary or supplementary products or product candidates, technologies or businesses, as well as the risk factors described below under the heading Liquidity and Capital Resources -- General, and in the sections outlined in the Company's most recent Annual Report on Form 10K under "Business -- Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements".

OVERVIEW

The Company is a bio-pharmaceutical company engaged in the development and commercialization of innovative products in ophthalmology and oncology and in other fields where the product can be marketed by a focused specialty sales and marketing team. The Company is a pioneer in photodynamic therapy ("PDT"), a field of medicine that uses photosensitizers (light-activated drugs) in the treatment of disease, and is now also developing pharmaceutical products that do not employ photodynamic therapy.

Visudyne, the Company's commercial product, is a photosensitizer used to treat predominantly classic subfoveal choroidal neovascularization ("CNV") in patients with wet age-related macular degeneration ("AMD"), the leading cause of severe vision loss in people over the age of 50 in North America and Europe, and other ocular conditions. Visudyne has been approved in 70 countries, including the United States, Canada and the European Union, for the treatment of predominantly classic subfoveal CNV in wet AMD. In addition, Visudyne has been approved in over 50 countries for extended indications, including occult CNV in the European Union, Australia and New Zealand, CNV due to pathologic myopia in the United States and the European Union, and CNV due to presumed ocular histoplasmosis in the United States.

Currently, the Company is developing photosensitizers for the treatment of certain forms of non-melanoma skin cancer, benign prostatic hyperplasia and androgenetic alopecia (commonly known as male pattern baldness). In addition to developing photodynamic therapy product candidates, the Company is developing other products by itself and in collaboration with other companies for the treatment of cancer, and other conditions, including tariquidar for multi-drug resistance in cancer. The Company continues to seek growth opportunities and build its product pipeline by developing new indications for Visudyne, progressing with both early and late stage programs, and pursuing potential strategic acquisitions of products, product candidates, technologies or other businesses.

The Company operates in a single reportable segment. The Company's profitability depends upon the commercial success of Visudyne in major markets worldwide and the achievement of product development objectives. As of March 31, 2003, the Company had an accumulated deficit of $41.4 million and total shareholders' equity of $348.8 million.

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


Basis of Presentation

Effective December 31, 2002, the Company changed its primary accounting principles from Canadian GAAP to U.S. GAAP in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. Consequently, the consolidated financial statements of the Company for the three months ended March 31, 2003 have been prepared in accordance with U.S. GAAP and for consistency, all prior period financial statements and financial information are also prepared in accordance with U.S. GAAP.

Reporting Currency and Foreign Currency Translation

Effective December 31, 2002, the Company changed its reporting currency to the U.S. dollar from the Canadian dollar. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rate. Revenue and expenses are translated at a weighted average rate of exchange for the respective periods. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as a component of shareholders' equity under accumulated other comprehensive income (loss).

The financial information for the three months ended March 31, 2002 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during that period.

The Company adopted the U.S. dollar as its reporting currency in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. The Company retained the Canadian dollar as its functional currency.

Revenue Recognition

Revenue from Visudyne(R) consists of the Company's 50% share of pre-tax profits generated from the Company's collaborative manufacturing, marketing and distribution arrangement with Novartis Ophthalmics, revenue from the sale of bulk manufactured Visudyne product to Novartis Ophthalmics, and reimbursement from Novartis Ophthalmics of third party royalties, and specified other costs. Pre-tax profits are determined by Novartis Ophthalmics and the Company and are derived by taking net sales of Visudyne to third parties, less manufacturing, selling, marketing and distribution costs, and third party royalties. The Company recognizes revenue on product sales only upon final delivery to third parties where collection is reasonably assured. Deferred revenue represents amounts received by the Company for inventory shipped at cost to Novartis Ophthalmics for sale to third parties. Proceeds of the QLT-Novartis Ophthalmics Alliance ("the Visudyne alliance") from Visudyne sales are received initially in trust by Novartis Ophthalmics for the equal benefit of Novartis Ophthalmics and the Company and are held until distributed in accordance with the agreement between the Company and Novartis Ophthalmics.

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

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or its results of operations.

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


RESULTS OF OPERATIONS

For the three months ended March 31, 2003, the Company recorded net income of $11.5 million, or $0.17 per common share. These results compare with net income of $4.4 million, or $0.06 per common share for the three months ended March 31, 2002.

REVENUES

Revenue from Visudyne(R)

The Company's revenues from the Visudyne alliance were determined as follows:

                                                For the three months ended
                                                          March 31,
(In thousands)                                       2003          2002
--------------------------------------------------------------------------
Visudyne(R) sales by Novartis Ophthalmics           $82,054       $68,379
Less:  Manufacturing and other costs                 (6,266)       (5,635)
Less:  Sales, marketing and distribution
       costs                                        (27,091)      (30,848)
                                                --------------------------
Net operating income from Visudyne(R)               $48,691       $31,896
                                                ==========================

The Company's 50% share                             $24,349       $15,948
Add:   Manufacturing and other
       Reimbursements                                 7,096         6,470
                                                --------------------------

Revenue from Visudyne(R)                            $31,445       $22,418
                                                ==========================


For the three months ended March 31, 2003, revenue from the Visudyne alliance increased by 40% over the three months ended March 31, 2002. This increase was primarily due to a 20% increase in Visudyne sales, which resulted from higher market penetration in markets outside the U.S. and favorable exchange rates. Favorable exchange rates contributed 8 percentage points of the 20% growth in sales. In addition, lower sales, marketing and distribution costs by the Visudyne alliance resulting from greater efficiency and a decline in advertising and promotion spending also contributed to the increase in revenue from Visudyne.

For the three months ended March 31, 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States, compared to approximately 63% in the three months ended March 31, 2002.

Contract Research and Development Revenue

The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. For the three months ended March 31, 2003, contract research and development revenue totaled $1.5 million, a decrease of 11% as compared to the same period in 2002. This decrease is due mainly to decreased activities by the Company on joint Visudyne programs with Novartis Ophthalmics.


COSTS AND EXPENSES

Cost of Sales

For the three months ended March 31, 2003, cost of sales of $5.4 million were 8% higher than the three months ended March 31, 2002, due primarily to increases in Visudyne sales.

Research and Development Costs

Research and development ("R&D") expenditures totaled $10.9 million for the three months ended March 31, 2003, an increase of 28% compared to the three months ended March 31, 2002. The increase was largely attributable to costs associated with the Phase III trials for tariquidar in non-small cell lung cancer ("NSCLC") (which have since been discontinued) and for Visudyne in occult AMD.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the three months ended March 31, 2003, SG&A expenses of $3.0 million were 26% or $1.0 million lower than the three months ended March 31, 2002. The decrease was primarily due to savings as a result of workforce reduction in the fourth quarter of fiscal 2002, and lower legal expenses.

Depreciation Expense

Depreciation expense relates to the depreciation of property and equipment. For the three months ended March 31, 2003, depreciation expense of $0.7 million was flat in comparison to the three months ended March 31, 2003.

Restructuring

In the fourth quarter of fiscal 2002, the Company restructured its operations to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of fiscal 2002 related to severance and termination costs. The Company expects to complete final activities associated with the restructuring in the second half of 2003. At March 31, 2003, restructuring charges of $1.8 million had been paid out, and the accrued liability relating to the restructuring was $1.1 million. The Company estimated that the restructuring will result in annual savings of $4.4 million. For the three months ended March 31, 2003, the Company realized savings of approximately $1.1 million.


INVESTMENT AND OTHER INCOME

Net Foreign Exchange Gains

Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on the Company's cash and cash equivalents, derivative financial instruments, foreign currency receivables and foreign currency payables. For the three months ended March 31, 2003, the Company recorded net foreign exchange gains of $2.5 million versus a net foreign exchange gain of $0.1 million in the same period in 2002. The gains in the quarter ended March 31, 2003 were due to gains on the Company's foreign currency derivative financial instruments. (See Liquidity and Capital Resources -- Interest and Foreign Exchange Rates)

Details of the Company's net foreign exchange gains are as follows:

                                             For the three months ended
                                                     March 31,
(In thousands)                                 2003               2002
------------------------------------------------------------------------
Cash and cash equivalents                    $ (636)              $(241)
Foreign exchange contracts                    4,122                 200
Foreign currency receivables and
payables                                       (953)                101
                                             ---------------------------
Net foreign exchange gains                   $2,533               $  60
                                             ===========================

Interest Income

Interest income of $1.6 million for three months ended March 31, 2003, represented an 85% increase compared to the three months ended March 31, 2002. This increase was mainly a result of higher cash reserves, coupled with increased yields on the Company's short-term investments. The Company's treasury policy is focused on minimizing risk of loss of principal.


OUTLOOK FOR 2003

Based on recent sales results and current trends in Visudyne sales, the Company announced, on April 24, 2003, that it has narrowed its forecast range of Visudyne sales from $310-335 million to a new range of $320-335 million, which represents projected growth of 11% to 17% over 2002.

On May 12, 2003, the Company announced that it will stop its two current Phase III tariquidar trials in non-small-cell-lung cancer. This decision was made following a recommendation by the Independent Data Safety Monitoring Committee who completed the un-blinded review of the data from both ongoing trials in this indication. The Company will make planning decisions regarding tariquidar after a thorough analysis of the data collected from these clinical trials. The Company expects that there will be cost savings associated with stopping the trials and is in the process of analyzing the impact of this cost savings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed operations, product development and capital expenditures primarily through the Company's proceeds from the commercialization of Visudyne, public and private sales of equity securities, licensing and collaborative funding arrangements with strategic partners, and interest income.

At March 31, 2003, the Company had $232.4 million of available cash resources, comprising cash, cash equivalents and short-term investment securities, all of which were invested in liquid, investment-grade securities.

For the three months ended March 31, 2003, the Company generated $10.3 million of cash from operations, $1.0 million from stock option exercises, and used $2.0 million in purchases of property and equipment. This compared with $10.3 million generated from operations, $1.8 million from stock option exercises, and $0.8 million used in purchases of property and equipment in the same period in 2002. In the aggregate, cash, cash equivalents and short-term investment securities increased by approximately $24.4 million during the three months ended March 31, 2003. The effect of changes in foreign exchange rates contributed $15.1 million to this increase.


Interest and Foreign Exchange Rates

The Company is exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. At March 31, 2003, the Company had an investment portfolio consisting primarily of fixed interest rate Canadian dollar securities with an average remaining maturity of approximately 24 days. If market interest rates were to increase immediately and uniformly by 10% of levels at March 31, 2003, the fair value of the portfolio would decline by an immaterial amount. The Company believes that its results of operations and cash flows would not be affected to any significant degree by a sudden change in market interest rates relative to its investment portfolio, given the Company's current ability to hold its fixed income investments until maturity.

The Company enters into foreign exchange contracts to manage exposures to currency rate fluctuations related to its expected future net earnings, and cash flows The net unrealized gain in respect of such foreign currency contracts, as at March 31, 2003, was approximately $3.2 million.

At March 31, 2003, the Company had $232.4 million in cash and short-term investments, primarily Canadian dollar denominated with approximately $2.7 million denominated in U.S. dollars. If the U.S. dollar were to decrease in value by 5% against the Canadian dollar, the Company's U.S. dollar denominated cash and short-term investments will experience an unrealized foreign currency translation loss of approximately $0.1 million. The Company purchases goods and services primarily in Canadian dollars and earns a significant portion of its revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

Long Term Obligation

The Company's material long-term obligations as of March 31, 2003 comprised the Visudyne supply agreements with contract manufacturers, clinical and development agreements, and operating lease commitments for office equipment. Details of these commitments are described in the Company's 2002 Annual Report on Form 10K under the section "Liquidity and Capital Resources -- Long Term Obligations".

The Company also has long-term obligations as part of its collaborative arrangements with various strategic partners for research and development purposes. The details of these collaborative arrangements are described in the Company's 2002 Annual Report on Form 10K under the section "Cost and Expenses -- Research and Development".

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".


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






--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

Certain of the Company's legal proceedings are discussed below and in Note 13 to the unaudited consolidated financial statements, "Contingencies". While the Company believes these proceedings are without merit and intends to vigorously defend against these claims, it is impossible to predict accurately or determine the eventual outcome of these proceedings.

MEEI LITIGATION

     On April 24, 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against the Company in the United States District Court for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including Age Related Macular Degeneration ("AMD"). During 2002 the Court granted summary judgment in favor of QLT, dismissing all counts of MEEI's complaint against the Company in this lawsuit.

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

The Company's counterclaim, filed in 2000 against MEEI and two employees of MEEI, sought: (i) to correct inventorship on the '349 Patent by adding an additional MGH researcher as a joint inventor; (ii) a declaration that the Company and MGH are joint owners of the '349 Patent; (iii) a determination that MEEI is liable to the Company for conversion and unfair trade practices under Massachusetts law; (iv) an injunction to prohibit MEEI from prosecuting any patent application claiming subject matter already claimed in the '349 Patent; and (v) an award of damages and attorneys' fees.

In 2002, QLT moved for summary judgment against MEEI on all counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted QLT's motions, thus dismissing all of MEEI's claims in this lawsuit. Final judgment of dismissal was entered in April 2003. In May 2003, MEEI filed a notice of appeal. With respect to QLT's counterclaim requesting correction of inventorship of the '349 patent to add an additional MGH inventor, the Court stayed the claim pending the outcome of Civil Action No. 01-10747-EFH, described below. QLT voluntarily dismissed the remainder of its counterclaims in Civil Action No. 00-10783-JLT without prejudice in April 2003.

On May 1, 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the " '303 Patent") to MEEI. The '303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

The same day the '303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. alleging infringement of the '303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent. The Company's counterclaim seeks to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the '303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the '303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgment that the '303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the '303 patent to MEEI.

In November 2001, MGH sought and was granted leave to intervene in the action to protect its rights in the '303 patent. MGH's complaint in intervention, like QLT's counterclaim, asks the court to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors of the inventions claimed in the patent and by declaring that MGH is a joint owner of those inventions.

No trial has been scheduled in Civil Action No. 01-10747-EFH, and none is expected until the first half of 2004 at the earliest.

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


The complaints name as defendants: the Company; Julia Levy, former President, Chief Executive Officer and a current Director of the Company; and Kenneth Galbraith, the Company's former Executive Vice President, Chief Financial Officer and Corporate Secretary. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act.


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


The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend against such claims. However, the outcome of this claim is not presently determinable or estimable and there can be no assurance that the matter will be resolved in favor of the Company and the other defendants. If the lawsuit is not resolved in the Company's favor, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             Exhibit
             Number      Description
             -------     -----------
             10.81       Employment Agreement dated as of February 19, 2003
                         between QLT Inc. and Dr. Mohammad Azab (filed herewith)

             99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K

             (i) On January 23, 2003, the Company reported, under "Item 5 -- Other Events", that its alliance partner, Novartis, announced global Visudyne(R) (verteporfin) sales of approximately US$77.0 million (CAD$120.9 million) for the quarter and US$287.1 million (CAD$450.6 million) for the year ended December 31, 2002.

             (ii) On February 6, 2003, the Company reported, under "Item 5 -- Other Events", 2002 Fourth Quarter and Full-year earnings per share, excluding special charges, of Canadian $0.16 and $0.47, respectively. In reporting its earnings on a GAAP basis, QLT reported a write-down of an equity investment, as well as a previously disclosed restructuring charge. Based on 2002 results, QLT announced 2003 sales guidance, in the range of US$310-335 million and 2003 EPS guidance in the range of Canadian $0.53 to $0.68. All particulars are set out in the filed Press Release.

             (iii) On February 24, 2003, the Company reported, under "Item 5 -- Other Events", that enrollment of additional patients in its ongoing phase III studies of tariquidar in non-small cell lung cancer patients was being suspended for approximately three months pending the completion of the planned interim safety and efficacy analysis by an Independent Data and Safety Monitoring Committee (DSMC), upon the recommendation of the DSMC.

             (iv) On March 31, 2003, the Company reported, under "Item 5 -- Other Events", that effective December 31, 2002, the Company changed its reporting to U.S. Generally Accepted Accounting Principles (GAAP) and reporting currency to the U.S. dollar from the Canadian dollar. The Company adopted the U.S. dollar and U.S. GAAP in order to provide information on a more comparable basis with the majority of the companies in its peer group. The Company has retained the Canadian dollar as its functional currency.

             (v) On March 31, 2003, the Company reported, under "Item 5 -- Other Events", that the Company has filed its Annual Report on Form 10-K with the Securities and Exchange Commission. In that Form 10-K, the Company reported in U.S. dollars and U.S. generally accepted accounting principles (US GAAP).The Company has also prepared and filed a condensed financial statement data reconciliation between US GAAP and Canadian GAAP for comparative purposes.

             (vi) On April 15, 2003, the Company reported, under "Item 5 -- Other Events", that its alliance partner, Novartis, announced global Visudyne (verteporfin) sales of approximately US$82.1 million for the quarter ended March 31, 2003. This represents an increase of 20% over sales in the first quarter of 2002.

             (vii) On April 24, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216 dated March 27, 2003, and pursuant to Item 12, "Disclosure of Results of Operations and Financial Conditions", the Company furnished its financial results for the quarter ended March 31, 2003. The full text of the press release announcing the Company's financial results for the quarter ended March 31, 2003 was filed as Exhibit 99.4 to this Current Report on Form 8-K.

             (viii) On May 6, 2003, the Company reported, under "Item 5 -- Other
                    Events", that new data presented at the Association for Research in Vision and Ophthalmology annual meeting suggested that Visudyne therapy reduces the risk of vision loss in wet age-related macular degeneration (AMD) patients with minimally classic lesions, a form of wet AMD previously considered untreatable.

             (ix) On May 9, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216 dated March 27, 2003, and pursuant to Item 12, "Disclosure of Results of Operations and Financial Conditions", the Company furnished Condensed Consolidated Statements of Income Data Reconciliation for the three month periods ending March 31, June 30, September 30 and December 31, 2002, presenting such information in U.S. dollars and in accordance with U.S. GAAP.

On May 12, 2003, the Company reported, under "Item 5 -- Other Events", that it will discontinue its two Phase III trials of tariquidar in the treatment of non-small cell lung cancer, following a recommendation of the independent Data Safety and Monitoring Committee which completed the interim analysis of unblinded data for both trials.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       QLT INC.
                                        ----------------------------------------
                                                     (Registrant)



Date: May 13, 2003                 By:  /s/ Paul J. Hastings
      ----------------                  ----------------------------------------
                                        Paul J. Hastings
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)




Date: May 13, 2003                 By:  /s/ Michael J. Doty
      ----------------                  ----------------------------------------
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

Date: May 13, 2003


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

Date: May 13, 2003


/s/  Michael J. Doty
--------------------------------------------------
Michael J. Doty
Senior Vice-President and Chief Financial Officer
(Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number      Description
-------     -----------

10.81 Employment Agreement dated as of February 19, 2003 between QLT Inc. and Dr. Mohammad Azab (filed herewith)

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002