Form 10-Q
period 2003-06-30
QLT INC/BC
filed 2003-08-14
CIK 827809

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---    EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2003

                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-17082


                                    QLT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



     BRITISH COLUMBIA, CANADA                              N/A
----------------------------------        --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

887 GREAT NORTHERN WAY, VANCOUVER, B.C., CANADA                  V5T 4T5
-----------------------------------------------         ------------------------
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

As of August 7, 2003 the registrant had 68,841,102 outstanding common shares and 7,533,445 outstanding stock options.

================================================================================

                                    QLT INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2003



                                TABLE OF CONTENTS

ITEM                             PART I - FINANCIAL INFORMATION                             PAGE
----                                                                                        ----
1.   FINANCIAL STATEMENTS...................................................................  1

       Consolidated Balance Sheets as of
       June 30, 2003 and December 31, 2002..................................................  1

       Consolidated Statements of Income for the three months and six months ended
       June 30, 2003 and June 30, 2002......................................................  2

       Consolidated Statements of Cash Flows for the three months and six months ended
       June 30, 2003 and June 30, 2002......................................................  3

       Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
       Income for the three months and six months ended June 30, 2003.......................  5

       Notes to the Consolidated Financial Statements.......................................  6

2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.................................................... 16

3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................. 26

4.   CONTROLS AND PROCEDURES................................................................ 26



                                 PART II - OTHER INFORMATION


1.   LEGAL PROCEEDINGS...................................................................... 27

2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................. 29

3.   DEFAULTS UPON SENIOR SECURITIES........................................................ 29

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................... 29

5.   OTHER INFORMATION...................................................................... 29

6.   EXHIBITS AND REPORTS ON FORM 8-K....................................................... 30

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


ITEM 1.  FINANCIAL STATEMENTS
QLT INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of United States dollars)                                            JUNE 30, 2003   December 31, 2002
                                                                                   -------------   -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                       $ 171,861         $ 128,138
     Short-term investment securities                                                   96,657            79,797
     Accounts receivable (Note 4)                                                       32,512            30,186
     Inventories (Note 5)                                                               28,176            23,900
     Current portion of deferred income tax assets                                      14,864            17,092
     Other (Note 6)                                                                     20,763            13,310
                                                                                     ---------         ---------
                                                                                       364,833           292,423

LONG-TERM INVESTMENTS AND ADVANCES                                                       4,173             4,170
PROPERTY AND EQUIPMENT                                                                  40,066            35,281
DEFERRED INCOME TAX ASSETS                                                               9,660            13,966
                                                                                     ---------         ---------
                                                                                     $ 418,732         $ 345,841
                                                                                     =========         =========
LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                                $   7,141         $   9,960
     Accrued restructuring charge (Note 12)                                                442             2,631
     Other accrued liabilities (Note 8)                                                  7,859             7,027
     Deferred revenue                                                                   10,002            12,678
                                                                                     ---------         ---------
                                                                                        25,444            32,296

CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 9)
     Authorized
        500,000,000 common shares without par value
        5,000,000 first preference shares without par value, issuable in series

     Issued and outstanding
         Common shares                                                                 394,367           391,716
             June 30, 2003 - 68,753,281
             December 31, 2002 - 68,407,753

ACCUMULATED DEFICIT                                                                    (30,203)          (52,901)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                           29,123           (25,270)
                                                                                     ---------         ---------
                                                                                       393,287           313,545
                                                                                     ---------         ---------
                                                                                     $ 418,732         $ 345,841
                                                                                     =========         =========


See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                 Three months ended            Six months ended
                                                                      June 30,                     June 30,
                                                              -----------------------       -----------------------
(In thousands of United States dollars except per share
information)                                                    2003           2002           2003           2002
                                                              --------       --------       --------       --------
REVENUES
  Revenue from Visudyne(R)  (Note 10)                         $ 35,164       $ 23,384       $ 66,609       $ 45,802
  Contract research and development  (Note 11)                     845          1,272          2,371          2,996
                                                              --------       --------       --------       --------
                                                              $ 36,009       $ 24,656       $ 68,980       $ 48,798
                                                              --------       --------       --------       --------

COSTS AND EXPENSES
  Cost of sales                                                  6,058          3,562         11,470          8,553
  Research and development                                      12,087         10,390         22,962         18,870
  Selling, general and administrative                            3,432          4,899          6,465          8,979
  Depreciation                                                     715            796          1,441          1,501
  Restructuring  (Note 12)                                        (394)            --           (394)            --
                                                              --------       --------       --------       --------
                                                                21,898         19,647         41,944         37,903
                                                              --------       --------       --------       --------
OPERATING INCOME                                                14,111          5,009         27,036         10,895

INVESTMENT AND OTHER INCOME
  Net foreign exchange gains                                       381            373          2,914            433
  Interest income                                                2,045          1,069          3,644          1,935
  Equity loss in NSQ  (Note 2)                                      --           (256)            --           (279)
  Other                                                             --            202             --            202
                                                              --------       --------       --------       --------
                                                                 2,426          1,388          6,558          2,291
                                                              --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                                      16,537          6,397         33,594         13,186


PROVISION FOR INCOME TAXES                                      (5,378)        (2,273)       (10,896)        (4,669)
                                                              ========       ========       ========       ========
NET INCOME                                                    $ 11,159       $  4,124       $ 22,698       $  8,517
                                                              ========       ========       ========       ========

NET INCOME PER COMMON SHARE
  Basic                                                       $   0.16       $   0.06       $   0.33       $   0.12
  Diluted                                                     $   0.16       $   0.06       $   0.33       $   0.12
                                                              --------       --------       --------       --------
Weighted average number of common shares outstanding (in
thousands)
  Basic                                                         68,705         68,204         68,611         68,153
  Diluted                                                       68,933         68,519         68,737         68,555
                                                              --------       --------       --------       --------



See accompanying notes to the consolidated financial statements.


Visudyne(R) is a trademark of Novartis Pharma AG.

QLT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      Three months ended             Six months ended
                                                                           June 30,                      June 30,
                                                                  -------------------------       -------------------------
(In thousands of United States dollars)                              2003            2002           2003            2002
                                                                  ---------       ---------       ---------       ---------
CASH PROVIDED BY OPERATING ACTIVITIES
     Net income                                                   $  11,159       $   4,124       $  22,698       $   8,517
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                     715             796           1,441           1,501
       Unrealized foreign exchange loss                               1,401             912           2,099             898
       Deferred income taxes                                          5,378           2,273          10,896           4,669
       Restructuring  (Note 12)                                        (394)             --            (394)             --
       Equity loss in NSQ  (Note 2)                                      --             256              --             279
     Changes in non-cash operating assets and liabilities:
       Accounts receivable                                           (1,310)           (857)          1,030           3,598
       Inventories                                                     (956)          2,448            (291)          5,513
       Other assets                                                    (266)         (2,385)         (4,218)         (7,006)
       Accounts payable                                                (953)           (625)         (2,322)         (3,703)
       Accrued restructuring charge                                    (286)             --          (2,005)             --
       Other accrued liabilities                                      3,645          (2,484)            (16)         (3,818)
       Deferred revenue                                              (4,088)          1,426          (4,598)          5,601
                                                                  ---------       ---------       ---------       ---------
                                                                     14,045           5,884          24,320          16,049
                                                                  ---------       ---------       ---------       ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Short-term investment securities                                18,357          98,627          (1,692)         53,236
     Purchase of property and equipment                                (250)           (273)         (2,212)           (967)
                                                                  ---------       ---------       ---------       ---------
                                                                     18,107          98,354          (3,904)         52,269
                                                                  ---------       ---------       ---------       ---------
CASH PROVIDED BY FINANCING ACTIVITY
     Issuance of common shares                                        1,635             744           2,640           2,556
                                                                  ---------       ---------       ---------       ---------
                                                                      1,635             744           2,640           2,556
                                                                  ---------       ---------       ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         11,918           4,005          20,667           3,845
                                                                  ---------       ---------       ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            45,705         108,987          43,723          74,719
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      126,156          35,395         128,138          69,663
                                                                  ---------       ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 171,861       $ 144,382       $ 171,861       $ 144,382
                                                                  =========       =========       =========       =========

SUPPLEMENTARY CASH FLOW INFORMATION:
     Interest paid                                                $     184       $     163       $     251       $     636
     Income taxes paid                                                   --              --              --              --


NON-CASH INVESTING AND FINANCING ACTIVITY:

On February 1, 2002, the Company received 135,735 common shares of Diomed, Inc and on August 5, 2002 received 696,059 preferred shares of Diomed Holdings, Inc. as part of the consideration received by the Company from the sale of its Optiguide(R) FiberOptics business to Diomed, Inc. on November 8, 2000. Under the terms of the sale, Diomed elected to settle the amount owed in shares. The Company recorded this investment at a carrying value of $0.7 million and recorded a loss of $0.4 million on settlement of accounts receivable of $1.2 million.

A standby letter of credit in the amount of CAD $2.5 million was issued under the second segment of the Company's unsecured credit facility. This letter of guarantee was security for the final payment of a land purchase and bore interest at 0.7% per annum. During April 2003, the land purchase was completed and the letter of guarantee cancelled.

See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
--------------------------------------------------------------------------------


                                                                             Accumulated Other
                                                 Common Shares             Comprehensive Income
                                          -------------------------    ---------------------------
                                                                                        Unrealized
                                                                                         (Losses)
                                                                        Cumulative       Gains on                         Total
                                                                       Translation        Diomed       Accumulated     Shareholders'
(In thousands of United States dollars)     Shares         Amount       Adjustment      Securities       Deficit          Equity
                                          ----------     ----------    -----------      ----------     -----------     -------------

BALANCE AT DECEMBER 31, 2002              68,407,753     $  391,716     $  (25,270)     $       --      $  (52,901)     $  313,545

EXERCISE OF STOCK OPTIONS AT PRICES
RANGING FROM CAD $9.28 TO CAD $12.25
PER SHARE                                    171,500          1,004             --              --              --           1,004

OTHER COMPREHENSIVE INCOME (LOSS):
   Translation adjustment from
   application of U.S. dollar
   reporting  (Note 3)                            --             --         23,110              --              --          23,110
   Unrealized loss on available for
   sale securities                                --             --             --            (428)             --            (428)
NET INCOME                                        --             --             --              --          11,539          11,539
                                          ----------     ----------     ----------      ----------      ----------      ----------
BALANCE AT MARCH 31, 2003                 68,579,253     $  392,720     $   (2,160)     $     (428)     $  (41,362)     $  348,770


EXERCISE OF STOCK OPTIONS AT PRICES
RANGING FROM CAD $11.95 TO CAD $13.78
PER SHARE                                    174,028          1,647             --              --              --           1,647

OTHER COMPREHENSIVE INCOME:
   Translation adjustment from
   application of U.S. dollar
   reporting  (Note 3)                            --             --         31,677              --              --          31,677
   Unrealized gain on available for
   sale securities                                --             --             --              34              --              34
NET INCOME                                        --             --             --              --          11,159          11,159
                                          ----------     ----------     ----------      ----------      ----------      ----------
BALANCE AT JUNE 30, 2003                  68,753,281     $  394,367     $   29,517      $     (394)     $  (30,203)     $  393,287
                                          ==========     ==========     ==========      ==========      ==========      ==========



See accompanying notes to the consolidated financial statements.

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
     (Information as at and for the three and six month periods ended June 30, 2003 and 2002 is unaudited.)
     ---------------------------------------------------------------------------

     QLT Inc. ("the Company") is a bio-pharmaceutical company engaged in the development and commercialization of innovative products that address unmet medical needs. The Company focuses in the areas of ophthalmology, oncology, dermatology and other fields in which products can be marketed by a focused specialty sales and marketing team. The Company is a pioneer in the field of photodynamic therapy ("PDT"). PDT is a minimally invasive medical procedure utilizing photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissues.


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

     In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.


2.   PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

     The long-term investment in NS & QLT Technologies ("NSQ") in which the Company exercised joint control was recorded using the equity method whereby the Company included a pro rata share of NSQ's earnings in the carrying value of the investment and in the Company's net income. NSQ was the Company's only investment accounted for using the equity method in 2002. In December 2002, dissolution procedures for NSQ were commenced and NSQ's remaining assets have been distributed back to its shareholders. The Company currently does not have any investments recorded using the equity method.


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

     The financial information for the three and six month periods ended June 30, 2002 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during that period.

     Property and Equipment

     During the first quarter of 2003, the Company reviewed its intended use of property and equipment and adopted the straight-line method for all newly acquired property and equipment beginning in 2003. The Company retains the declining balance method for all property and equipment acquired prior to 2003.

     Property and equipment are recorded at cost and amortized as follows:

                                                             Method           Rates               Method         Years
                                                        ----------------      -----           -------------      -----
     Buildings                                          Declining balance       4%
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

     Revenue Recognition

     Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG ("Novartis Ophthalmics"), the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by the Company (See Note 10 - Revenue from Visudyne). The Company recognizes revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of total revenues noted above, this occurs upon "sell through" to the end user.

     Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with the Company's various strategic partners, including (but not limited to) Novartis Ophthalmics. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by the Company do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables. (See Note 4 - Accounts Receivable and Note 10 - Contract Research and Development).

     The Company does not offer rebates or discounts and has not experienced any material product returns; accordingly, the Company does not provide an allowance for rebates, discounts, and returns.

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

     The following pro forma financial information presents the net income and net income per common share had the Company recognized stock-based compensation using a fair value based accounting method:

                                                         Three months ending             Six months ending
                                                      -------------------------      --------------------------
     (In thousands except per share information)       June 30,        June 30,       June 30,        June 30,
     (Unaudited)                                         2003            2002           2003            2002
                                                      ----------      ---------      ----------      ----------
     Net Income (Loss)                                $   11,159      $   4,124      $   22,698      $    8,517
         As reported
         Less:  Additional employee compensation
         expense under the fair value method              (5,135)        (6,924)        (10,385)        (12,984)
                                                      ----------      ---------      ----------      ----------
         Pro forma                                    $    6,024      $  (2,800)     $   12,313      $   (4,467)
                                                      ==========      =========      ==========      ==========

     Basic net income (loss) per common share
         As reported                                  $     0.16      $    0.06      $     0.33      $     0.12
         Pro forma                                    $     0.09      $   (0.04)     $     0.18      $    (0.07)
                                                      ==========      =========      ==========      ==========
     Diluted net income (loss) per share
         As reported                                  $     0.16      $    0.06      $     0.33      $     0.12
         Pro forma                                    $     0.09      $   (0.04)     $     0.18      $    (0.07)
                                                      ==========      =========      ==========      ==========

    The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

    The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company's employee stock options.

    The weighted average fair value of stock options granted in the three and six month periods ended June 30, 2003 were $4.95 and $4.27 whereas the fair value of stock options granted in the three and six month periods ended June 30, 2002 were $7.76 and $7.76. The Company used the Black-Scholes option pricing model to estimate the value of the options at each grant date, under the following weighted average assumptions:

                                 Three months ended    Six months ended
                                      June 30,             June 30,
                                         2003                2003
                                 ------------------    ----------------
     Annualized Volatility              70.5%                72.8%
     Risk-free Interest Rate             3.6%                 4.1%
     Expected Life (Years)               2.5                  2.5

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

     The following table sets forth the computation of basic and diluted net income per common share:

                                                        Three months ending       Six months ending
                                                        --------------------    --------------------
     (In thousands, except per share data)              June 30,    June 30,    June 30,    June 30,
     (Unaudited)                                          2003        2002        2003        2002
                                                        --------    --------    --------    --------
     Numerator:
         Net Income                                     $11,159     $ 4,124     $22,698     $ 8,517

     Denominator:
         Weighted-average common shares outstanding      68,705      68,204      68,611      68,153
         Effect of dilutive securities:
               Stock options                                228         315         126         402
                                                        -------     -------     -------     -------
         Diluted weighted-average common shares
         outstanding                                     68,933      68,519      68,737      68,555
                                                        =======     =======     =======     =======

     Basic net income per common share                  $  0.16     $  0.06     $  0.33     $  0.12
     Diluted net income per common share                $  0.16     $  0.06     $  0.33     $  0.12


     Excluded from the calculation of diluted net income per common share for the three and six month periods ended June 30, 2003 were 6,549,510 shares (in the three and six month periods ended June 30, 2002 - 7,940,788 shares) of common stock from stock options because their effect was anti-dilutive.

     Reclassification

     Certain comparative figures have been reclassified to conform with the current period's presentation.

     Recently Issued Accounting Standards

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

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

     In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. The provision of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of Issue 00-21 will have a material effect on its consolidated financial position or results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either
     (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material effect on its consolidated financial position or results of operations.

     In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others and (4) amends certain other existing pronouncements.

     SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

     The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively.

     The Company will adopt the provisions of SFAS No. 149 for any contracts entered into after June 30, 2003 and is not affected by Implementation Issues that would require earlier adoption. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that three types of financial instruments be reported as liabilities by their issuers: (1) mandatorily redeemable instruments; (2) forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; and (3) certain financial instruments that include an obligation that may be settled in a variable number of equity shares, has a fixed or benchmark tied value at inception, and varies inversely with the fair value of the equity shares. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company will adopt the provision for pre-existing instruments beginning July 1, 2003. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.


4.   ACCOUNTS RECEIVABLE


     (In thousands of United States dollars)     June 30, 2003   December 31, 2002
                                                 -------------   -----------------
                                                  (Unaudited)
     Visudyne(R)                                    $31,263          $28,636
     Contract research and development                  807            1,128
     Trade and other                                    442              422
                                                    -------          -------
                                                    $32,512          $30,186
                                                    =======          =======

     Accounts receivable -Visudyne represents amounts due from Novartis Ophthalmics and consists of the Company's 50% share of pre-tax profit on sales of Visudyne, amounts due from the sale of bulk Visudyne to Novartis Ophthalmics and reimbursement of specified royalty and other costs. The Company has not, in the past, experienced bad debts. Based on this history and because the Company's accounts receivable consists primarily of receivables from its strategic partner, Novartis Ophthalmics, the Company does not require an allowance for doubtful accounts.


5.   INVENTORIES


     (In thousands of United States dollars)                      June 30, 2003     December 31,  2002
                                                                  -------------     ------------------
                                                                    (Unaudited)
     Raw materials and supplies                                      $  1,632           $  1,706
     Work-in-process                                                   28,779             22,057
     Finished goods                                                        42              1,801
     Provision for non-completion of product inventory                 (2,277)            (1,664)
                                                                     --------           --------
                                                                     $ 28,176           $ 23,900
                                                                     ========           ========

     The Company records a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection. The Company has not, in the past, experienced inventory spoilage. Based on this history, inventory turnover, and expected sales, the Company believes that at this time the risk of inventory obsolescence is negligible. Accordingly, the Company has not established any reserve for obsolescence.


6.   OTHER


   (In thousands of United States dollars)                   June 30, 2003   December 31, 2002
                                                             -------------   -----------------
                                                              (Unaudited)
     Inventory in transit (held by Novartis Opthalmics)         $12,263           $11,993
     Foreign exchange contracts                                   5,935                --
     Prepaid expenses and other                                   2,565             1,317
                                                                -------           -------
                                                                $20,763           $13,310
                                                                =======           =======

     Inventory in transit comprises finished goods that have been shipped to and are held by Novartis Ophthalmics. Under the terms of the Company's collaborative agreement, upon delivery of inventory to Novartis Ophthalmics, the Company is entitled to an advance equal to the Company's cost of inventory. Inventory in transit is also included in deferred revenue at cost, and will be recognized as revenue in the period of the related product sale and delivery by Novartis Ophthalmics to third parties where collection is reasonably assured.

7.   CREDIT FACILITY

     The Company maintains a CAD $3.5 million unsecured credit facility agreement. The first segment of the facility is structured as a CAD $1.0 million revolving demand loan which bears interest at the bank's prime rate for Canadian dollar drawdowns and the U.S. base rate for U.S. dollar drawdowns. As at June 30, 2003, no amount was drawn against this portion of the facility. A standby letter of credit in the amount of CAD $2.5 million was issued under the second segment of this facility. This letter of guarantee was security for the final payment of a land purchase and bore interest at 0.7% per annum. During April 2003, the land purchase was completed and the letter of guarantee cancelled.


8.   OTHER ACCRUED LIABILITIES


(In thousands of United States dollars)     June 30, 2003    December 31, 2002
                                            -------------    -----------------
                                             (Unaudited)
     Royalties                                  $2,274            $2,025
     Compensation                                2,947             3,557
     Foreign exchange contracts                  1,631               706
     Manufacturing                                 810               568
     Interest                                      190               171
     Other                                           7                --
                                                ------            ------
                                                $7,859            $7,027
                                                ======            ======


9.   SHARE CAPITAL

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

     Stock option activity with respect to all of the Company's stock option plans is presented below:

                                                                                   Weighted
                                            Number of     Exercise Price Range      Average
     (In Canadian dollars)                    Shares          Per Share          Exercise Price
                                            ---------     --------------------   --------------
     Outstanding at December 31, 2002       7,801,238       $ 9.28 - $108.60        $ 50.85
     From January 1 to June 30, 2003:
          Granted                             994,822       $12.10 - $ 15.75        $ 13.40
          Exercised                          (345,528)      $ 9.28 - $ 13.78        $ 11.00
          Cancelled                          (804,201)      $ 9.28 - $108.60        $ 53.64
                                           ----------       ----------------        -------
     Outstanding at June 30, 2003           7,646,331       $11.95 - $108.60        $ 47.48
                                            =========       ======   =======        =======

     Additional information relating to stock options outstanding as of June 30, 2003 is presented below:


     (In Canadian dollars)                  Options Outstanding                     Options Exercisable
                                         ---------------------------       -----------------------------
                                                          Weighted
                                          Weighted         Average                              Weighted
                                           Average        Remaining                             Average
          Exercise          Number of      Exercise      Contractual         Number of          Exercise
         Price Range         Shares         Price       Life (Years)           Shares            Price
     ----------------       ---------     ----------    ------------         ---------         ----------
     Under  $25             1,956,753      $ 17.38           4.08              522,369           $ 19.08
     $25.00 - $37.50        1,549,616      $ 31.37           2.15            1,200,242           $ 31.27
     $37.51 - $50.00        2,414,301      $ 41.54           2.48            1,872,914           $ 42.35
     Over   $50.00          1,725,661      $104.37           1.87            1,700,618           $104.39
                            ---------      -------           ----            ---------           -------
                            7,646,331                                        5,296,143
                            =========                                        =========


10.  REVENUE FROM VISUDYNE(R)

     Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne.

     The Company's Revenue from Visudyne was determined as follows:

                                                            For the three months ended       For the six months ended
                                                                      June 30,                       June 30,
                                                             -------------------------       -------------------------
     (In thousands of United States dollars)                    2003            2002            2003            2002
                                                             ---------       ---------       ---------       ---------
     Visudyne(R) sales by Novartis Ophthalmics               $  89,206       $  71,267       $ 171,260       $ 139,647
     Less:  Inventory and other costs                           (7,982)         (5,958)        (14,248)        (11,595)
     Less:  Sales, marketing and distribution costs            (26,433)        (30,628)        (53,524)        (61,476)
                                                             ---------       ---------       ---------       ---------
                                                             $  54,791       $  34,681       $ 103,488       $  66,576
                                                             =========       =========       =========       =========

     QLT share of remaining revenue on final sale (50%)      $  27,395       $  17,341       $  51,744       $  33,288
     Add: Inventory costs reimbursed to QLT                      4,293           3,323           8,133           6,448
     Add: Other costs reimbursed to QLT                          3,476           2,720           6,732           6,066
                                                             ---------       ---------       ---------       ---------
     Total Revenue from Visudyne(R) as reported by QLT       $  35,164       $  23,384       $  66,609       $  45,802
                                                             =========       =========       =========       =========

     For the three months ended June 30, 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 49%. For the same period in 2002, approximately 60% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 40%.

     For the six months ended June 30, 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 49%. For the same period in 2002, approximately 61% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 39%.


11.  CONTRACT RESEARCH AND DEVELOPMENT

     The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. Details of the Company's contract research and development revenue are as follows:

                                                  Three months ended      Six months ended
                                                        June 30,               June 30,
                                                  ------------------      ------------------
     (In thousands of United States dollars)       2003        2002        2003        2002
                                                  ------      ------      ------      ------
     (Unaudited)
     Visudyne(R) ocular programs                  $  318      $  533      $  771      $1,098
     Visudyne(R) dermatology program                 527         646       1,054       1,251
     Others                                           --          93         546         647
                                                  ------      ------      ------      ------
     Contract research & development revenue      $  845      $1,272      $2,371      $2,996
                                                  ======      ======      ======      ======


12.  ACCRUED RESTRUCTURING CHARGE

     In the fourth quarter of 2002, the Company restructured its operation to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of 2002 related to severance and termination costs. During the quarter ended June 30, 2003, the Company reassessed its restructuring reserve based on expected remaining cash outlays for severance, termination benefits and other related costs, and accordingly reduced the reserve by $0.4 million. At June 30, 2003, after restructuring payments of $2.1 million, and the $0.4 million reduction, the remaining accrued liability relating to the restructuring was $0.4 million. The Company expects to complete final activities associated with the restructuring in the second half of 2003.

     Details are as follows:

                                                                                         Reduction of
                                                                                            accrued
     (In thousands of U.S.        December 31,      Cash       March 31,                 restructuring    June 30,
      dollars)                        2002        Payments       2003      Cash Payment      charge        2003
                                  ------------    --------     ---------   ------------  -------------    --------
     Severance and termination
       benefits accrued             $ 1,981       $(1,517)      $   464       $  (197)      $    --       $   267
     Other related expenses
       accrued                          650           (61)          589           (20)         (394)          175
                                    -------       -------       -------       -------       -------       -------
                                    $ 2,631       $(1,578)      $ 1,053       $  (217)      $  (394)      $   442
                                    =======       =======       =======       =======       =======       =======

     The Company estimated that the restructuring will result in annual savings of $4.4 million. For the three and six months ended June 30, 2003, the Company realized savings of approximately $1.1 million and $2.2 million, respectively.

13.  SEGMENTED INFORMATION

     Details of revenues and property and equipment by geographic segments are as follows:

    Revenues(1)                                   Three months ended         Six months ended
                                                        June 30,                 June 30,
                                                 --------------------      --------------------
    (In thousands of United States dollars)        2003         2002         2003         2002
                                                 -------      -------      -------      -------
    (Unaudited)

    United States                                $21,767      $17,185      $40,851      $33,772
    Europe                                        11,727        6,069       22,676       12,527
    Canada                                         1,739        1,305        3,470        2,249
    Other                                            776           97        1,983          250
                                                 -------      -------      -------      -------
                                                 $36,009      $24,656      $68,980      $48,798
                                                 =======      =======      =======      =======

    Property and equipment                                 June 30,      December 31
    (In thousands of United States dollars)                  2003            2002
                                                           -------       -----------
                                                         (Unaudited)
    Canada                                                 $39,452         $34,608
    United States                                              614             673
                                                           -------         -------
                                                           $40,066         $35,281
                                                           =======         =======

     (1) Revenues are attributable to a geographic segment based on location of the customer for Revenue from Visudyne and royalties on product sales, and location of the head office of the funding entity in the case of revenues from contract research and development and collaborative arrangements.


14.  CONTINGENCIES

(a)  Litigation with MEEI

     The First MEEI Lawsuit

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

     The Second MEEI Lawsuit

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

     In April 2003, QLT moved to dismiss MEEI's Count II for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted QLT's motion on May 28, 2003.

     No trial has been scheduled in Civil Action No. 01-10747-EFH, and none is expected until the first half of 2004 at the earliest.

     The Company believes MEEI's claims in both lawsuits are without merit and intends to vigorously defend against such actions and pursue its counterclaims. The outcome of these disputes are not presently determinable or estimatable and there can be no assurance that the matter will be resolved in favor of the Company. If the lawsuits are not resolved in the Company's favor, the Company may be obliged to pay damages, to pay an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, may be subject to such equitable relief as a court may determine (which could include an injunction) or may be subject to a remedy combining some or all of the foregoing.

(b)  The Securities Class Action Lawsuit

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


15.  SUBSEQUENT EVENTS

     On August 11, 2003, the Company announced a private placement of $150 million aggregate principal amount of 3% convertible senior notes due 2023. In connection with the financing, the initial purchasers of the notes were granted, and subsequently gave notice of their intention to exercise in full, an option to purchase an additional $22.5 million aggregate principal amount of notes on the same terms. The notes will bear interest at 3% per annum, payable semi-annually. The closing of the transaction is expected to occur on August 15, 2003. Under certain circumstances, the convertible senior notes will be convertible into common shares of the Company at an initial conversion rate (subject to adjustment) of 56.1892 common shares per $1,000 aggregate principal amount of notes. This results in an initial conversion price of $17.80 per share, representing a conversion premium of 30% over the closing bid price of $13.69 of the Company's common shares on the Nasdaq National Market on August 11, 2003.

     Also on August 11, 2003, the Company announced a share buy-back program. Commencing August 13, 2003 the Company intends to commence to purchase up to $50 million of its common shares. The share purchases will be made as a normal course issuer bid; the Company may purchase for cancellation up to a maximum of 5,000,000 common shares, being approximately 7.32% of the public float of 68,338,072 on August 11, 2003. All purchases will be effected in the open market through the facilities of The Toronto Stock Exchange and the Nasdaq National Market, in accordance with all regulatory requirements, and will be effected during the period commencing August 13, 2003 and ending August 12, 2004.



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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of financial conditions and results of operations contains forward-looking statements of the Company, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause QLT's actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy; anticipated future operating results; anticipated timing for and receipt of reimbursement approvals for Visudyne therapy and other QLT products; the anticipated outcome of pending patent and securities litigation against QLT; the anticipated timing and progress of clinical trials; the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products; and the anticipated outcome of our applications for regulatory approvals for expanded uses for Visudyne and for QLT's other products, the Company's expectation that the recently announced convertible note offering will be successfully completed consistent with the described terms, the Company's expectation that it will repurchase its common shares, and statements with respect to our intentions to expand our pipeline through strategic product or technology acquisitions. These statements are predictions only and actual events or our actual results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics, to commercialize and market Visudyne, the outcome of pending patent and securities litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and for QLT's other products; the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne and for QLT's other products, completion of the convertible note offering is subject to satisfaction of customary closing conditions, our ability to fund share repurchases pursuant to the Company's normal course issuer bid, the need to fund our operating activities, potential acquisitions or investments in businesses, products or technologies, the successful development or acquisition of complementary or supplementary products or product candidates, technologies or businesses, as well as the risk factors described below under the heading Liquidity and Capital Resources - General, and under "Legal Proceedings", and in the sections outlined in the Company's most recent Annual Report on Form 10-K under "Business - Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements".

OVERVIEW

The Company is a biopharmaceutical company engaged in the development and commercialization of innovative products that address unmet medical needs. The Company focuses on the areas of ophthalmology, oncology, dermatology and other fields in which products can be marketed by a focused specialty sales and marketing team. The Company is a pioneer in the field of photodynamic therapy ("PDT"). PDT is a minimally invasive medical procedure utilizing photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue. Visudyne, the Company's commercial product, is a photosensitizer for the treatment of wet age-related macular degeneration ("AMD"). Wet AMD is the leading cause of severe vision loss in people over the age of 50 in North America and Europe. Visudyne is marketed through the Company's alliance with Novartis Ophthalmics. The Company and Novartis Ophthalmics are currently investigating the use of Visudyne in additional ophthalmologic indications to expand the existing label. At the same time, the Company is actively pursuing its development in multiple basal cell carcinoma ("MBCC"), a form of skin cancer. The Company is also pursuing the development of other clinical candidates in the treatment of benign prostatic hyperplasia ("BPH"), a progressive condition that results from the excessive benign growth of prostatic tissue, and androgenetic alopecia, or male pattern baldness.

In addition to our own research and development programs, the Company is actively exploring opportunities to expand its product pipeline by identifying, evaluating and acquiring rights to potential products and technologies developed by third parties, beyond PDT and the field of ophthalmology. The Company also intends to continue to explore strategic collaborations or acquisitions to facilitate its development and commercialization efforts.

The Company operates in a single reportable segment. The Company's profitability depends upon the commercial success of Visudyne in major markets worldwide and the achievement of product development objectives. As of June 30, 2003, the Company had an accumulated deficit of $30.2 million and total shareholders' equity of $393.3 million.

DEVELOPMENTS DURING THE QUARTER

In May of 2003 the Company halted its Phase III clinical trials evaluating tariquidar in combination with chemotherapy in non-small cell lung cancer following a recommendation of the Data Safety and Monitoring Committee. The Company also since halted further enrollment in the Phase II study evaluating tariquidar in combination with chemotherapy in refractory breast cancer. The Company has no plans for further development of tariquidar at this time.

In July of 2003, the Company entered into an agreement with Novartis Ophthalmics, whereby the Company received back certain rights which it had previously granted to Novartis Ophthalmics to develop and commercialize Visudyne (verteporfin) in non-ocular indications. The Company now has full rights to develop and commercialize Visudyne in multiple basal cell carcinoma ("MBCC") and will now assume full responsibility for the conduct and funding of the Phase III clinical trial of Visudyne (verteporfin) in MBCC.

On August 11, 2003, the Company announced a private placement of $150 million aggregate principal amount of 3% convertible senior notes due 2023. In connection with the financing, the initial purchasers of the notes were granted, and subsequently gave notice of their intention to exercise in full, an option to purchase an additional $22.5 million aggregate principal amount of notes on the same terms. The notes will bear interest at 3% per annum, payable semi-annually. The closing of the transaction is expected to occur on August 15, 2003. Under certain circumstances, the convertible senior notes will be convertible into common shares of the Company at an initial conversion rate (subject to adjustment) of 56.1892 common shares per $1,000 aggregate principal amount of notes. This results in an initial conversion price of $17.80 per share, representing a conversion premium of 30% over the closing bid price of $13.69 of the Company's common shares on the Nasdaq National Market on August 11, 2003.

Also on August 11, 2003, the Company announced a share buy-back program. Commencing August 13, 2003 the Company intends to commence to purchase up to $50 million of its common shares. The share purchases will be made as a normal course issuer bid; the Company may purchase for cancellation up to a maximum of 5,000,000 common shares, being approximately 7.32% of the public float of 68, 338, 072 on August 11, 2003. All purchases will be effected in the open market through the facilities of The Toronto Stock Exchange and the Nasdaq National Market, in accordance with all regulatory requirements, and will be effected during the period commencing August 13, 2003 and ending August 12, 2004.


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

BASIS OF PRESENTATION

Effective December 31, 2002, the Company changed its primary accounting principles from Canadian GAAP to U.S. GAAP in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. Consequently, the consolidated financial statements of the Company for the three and six month periods ended June 30, 2003 have been prepared in accordance with U.S. GAAP and for consistency, all prior period financial statements and financial information are also prepared in accordance with U.S. GAAP.

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

The financial information for the three and six month periods ended June 30, 2002 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during that period. As a result of the translation into U.S. dollars for reporting purposes, Canadian dollar denominated balance sheet balances are reflected at current exchange rates. At June 30, 2003, the increase in the value of the Canadian dollar relative to the U.S. dollar since December 31, 2002, had the impact of increasing assets by $60.4 million, increasing liabilities by $3.7 million, and increasing the cumulative translation adjustment (other comprehensive income, in shareholders' equity) from $(25.3) million at December 31, 2002 to $29.5 million at June 30, 2003. Fluctuations in the exchange rate of U.S. dollars to Canadian dollars will impact the reported value of the Company's assets, liabilities and other comprehensive income
(loss). A 1% increase in the value of the U.S. dollar relative to the Canadian dollar would decrease the Company's reported assets at June 30, 2003 by $4.1 million, decrease liabilities by $0.2 million and decrease other comprehensive income (loss) by $3.9 million.

REVENUE RECOGNITION

Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by the Company. The Company recognizes revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of total revenues noted above, this occurs upon "sell through" to the end user.

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

STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Estimates of fair value are determined using the Black-Scholes model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to settle or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors, consistent with SFAS 123.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial position or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. The provision of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of Issue 00-21 will have a material effect on its consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of Issue 00-21 will have a material effect on its consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others and (4) amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.

The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 should be applied prospectively.

The Company will adopt the provisions of SFAS No. 149 for any contracts entered into after June 30, 2003 and is not affected by Implementation Issues that would require earlier adoption. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that three types of financial instruments be reported as liabilities by their issuers: (1) Mandatorily redeemable instruments; (2) Forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; and (3) Certain financial instruments that include an obligation that may be settled in a variable number of equity shares, has a fixed or benchmark tied value at inception, and varies inversely with the fair value of the equity shares. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company has not entered into or modified any of the above mentioned instruments after May 31, 2003, and will adopt the provision for pre-existing instruments beginning July 1, 2003. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

RESULTS OF OPERATIONS

For the three months ended June 30, 2003, the Company recorded net income of $11.2 million, or $0.16 per common share as compared to $4.1 million, or $0.06 per common share for the three months ended June 30, 2002. Net income for the six months ended June 30, 2003 was $22.7 million, or $0.33 per common share as compared to $8.5 million, or $0.12 per common share for the six months ended June 30, 2002.

REVENUES

REVENUE FROM VISUDYNE(R)

The Company's Revenue from Visudyne was determined as follows:

                                                        For the three months ended      For the six months ended
                                                                 June 30,                       June 30,
                                                        --------------------------      -------------------------
(In thousands)                                             2003            2002            2003            2002
                                                        ---------       ---------       ---------       ---------
Visudyne(R) sales by Novartis Ophthalmics               $  89,206       $  71,267       $ 171,260       $ 139,647
Less:  Inventory and other costs                           (7,982)         (5,958)        (14,248)        (11,595)
Less:  Sales, marketing and distribution costs            (26,433)        (30,628)        (53,524)        (61,476)
                                                        ---------       ---------       ---------       ---------
                                                        $  54,791       $  34,681       $ 103,488       $  66,576
                                                        =========       =========       =========       =========

QLT share of remaining revenue on final sale (50%)      $  27,395       $  17,341       $  51,744       $  33,288
Add:  Inventory costs reimbursed to QLT                     4,293           3,323           8,133           6,448
Add:  Other costs reimbursed to QLT                         3,476           2,720           6,732           6,066
                                                        ---------       ---------       ---------       ---------
Revenue from Visudyne(R) as reported by QLT             $  35,164       $  23,384       $  66,609       $  45,802
                                                        =========       =========       =========       =========

For the three months ended June 30, 2003, Revenue from Visudyne increased by 50% over the three months ended June 30, 2002. This increase was primarily due to a 25% increase in Visudyne sales, which resulted primarily from higher market penetration in markets outside the U.S. and favorable exchange rates. Favorable exchange rates contributed 10 percentage points of the 25% growth in sales. In addition, lower sales, marketing and distribution costs by Novartis Ophthalmics, resulting from greater efficiency and a decline in advertising and promotion spending, also contributed to the increase in the Company's Revenue from Visudyne.

For the six months ended June 30, 2003, Revenue from Visudyne increased by 45% over the six months ended June 30, 2002. This increase was primarily due to a 23% increase in Visudyne sales, which resulted primarily from higher market penetration in markets outside the U.S. and favorable exchange rates. Favorable exchange rates contributed 9 percentage points of the 23% growth in sales. In addition, lower sales, marketing and distribution costs by Novartis Ophthalmics, resulting from greater efficiency and a decline in advertising and promotion spending, also contributed to the increase in the Company's Revenue from Visudyne.

For the three and six month periods ended June 30, 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States, compared to approximately 60% and 61% in the three and six month periods ended June 30, 2002, respectively.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners, which is recorded as contract research and development revenue. For the three months ended June 30, 2003, contract research and development revenue decreased 34% to $0.9 million, compared to $1.3 million for the same period in 2002. For the six months ended June 30, 2003, contract research and development revenue decreased 21% to $2.4 million, compared to $3.0 million for the same period in 2002. This decrease is due mainly to Novartis Ophthalmics assuming a higher proportion of activities on joint Visudyne programs with the Company.


COSTS AND EXPENSES

COST OF SALES

For the three months ended June 30, 2003, cost of sales increased 70% to $6.1 million compared to $3.6 million for the same period in 2002. Cost of sales for the six months ended June 30, 2003, increased 34% to $11.5 million compared to $8.6 million for the same period in 2002. These increases are due primarily to an increase in Visudyne sales in 2003 and a $1.2 million reduction in the provision related to non-completion of product inventory in the second quarter of 2002.

RESEARCH AND DEVELOPMENT COSTS

Research and development ("R&D") expenditures increased 16% to $12.1 million for the three months ended June 30, 2003, compared to $10.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, R&D expenditures increased 22% to $23.0 million, compared to $18.9 million for the same period in 2002. These increases were largely attributable to costs associated with the Phase III trials for tariquidar in non-small cell lung cancer ("NSCLC") and for Visudyne in occult AMD. During the second quarter of 2003, the Company halted its Phase III tariquidar trials. (See "OVERVIEW - Developments during the quarter", above.)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the three months ended June 30, 2003, SG&A expenses decreased 30% to $3.4 million compared to $4.9 million for the same period in 2002. For the six months ended June 30, 2003, SG&A expenses decreased 28% to $6.5 million, compared to $9.0 million for the same period in 2002. These decreases were attributable to higher absorption of overhead into inventory, lower legal and consulting fees, and savings from the workforce reduction in the fourth quarter of fiscal 2002.

DEPRECIATION EXPENSE

Depreciation expense relates to the depreciation of property and equipment. For the three months ended June 30, 2003, depreciation expense of $0.7 million was comparable to $0.8 million for the three months ended June 30, 2002. Depreciation expense of $1.5 million for the six months ended June 30, 2003 was flat in comparison with $1.5 million for the six months ended June 30, 2002.

RESTRUCTURING

In the fourth quarter of fiscal 2002, the Company restructured its operations to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of fiscal 2002 related to severance and termination costs. During the quarter the Company reassessed its restructuring reserve based on expected remaining cash outlays for severance, termination benefits and other related costs, and accordingly reduced the reserve by $0.4 million. At June 30, 2003, after restructuring cash payments of $2.1 million, and the $0.4 million reduction, the remaining accrued liability relating to the restructuring was $0.4 million. The Company expects to complete final activities associated with the restructuring in the second half of 2003. The Company estimated that the restructuring will result in annual savings of $4.4 million. For the three and six month periods ended June 30, 2003, the Company realized savings of approximately $1.1 million and $2.2 million, respectively.


INVESTMENT AND OTHER INCOME

NET FOREIGN EXCHANGE GAINS

Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on the Company's cash and cash equivalents, derivative financial instruments, foreign currency receivables and foreign currency payables. For the three months ended June 30, 2003, the Company recorded net foreign exchange gains of $0.4 million versus net foreign exchange gains of $0.4 million in the same period in 2002. Net foreign exchange gains for the six months ended June 30, 2003 were $2.9 million in comparison to $0.4 million for the same period in 2002. The gains in the three and six month periods ended June 30, 2003 were due to gains on the Company's foreign currency derivative financial instruments which more than offset losses on cash and foreign currency receivables and payables. (See Liquidity and Capital Resources - Interest and Foreign Exchange Rates)

Details of the Company's net foreign exchange gains are as follows:

                                            For the three months ended   For the six months ended
                                                      June 30,                    June 30,
                                            --------------------------   ------------------------
(In thousands of United States dollars)         2003          2002          2003          2002
                                              -------       -------       -------       -------
Cash and cash equivalents                     $  (929)      $(1,521)      $(1,565)      $(1,762)
Foreign exchange contracts                      3,141         1,913         7,263         2,113
Foreign currency receivables and
payables                                       (1,831)          (19)      $(2,784)           82
                                              -------       -------       -------       -------
Net foreign exchange gains                    $   381       $   373       $ 2,914       $   433
                                              =======       =======       =======       =======

INTEREST INCOME

For the three months ended June 30, 2003 interest income increased 91% to $2.0 million compared to $1.1 million for the same period in 2002. Interest income for the six months ended June 30, 2003 was $3.6 million compared with $1.9 million for the six months ended June 30, 2002, representing an increase of 88%. This increase was mainly a result of higher cash reserves, coupled with increased yields on the Company's short-term investments. The Company's treasury policy is focused on minimizing risk of loss of principal.


OUTLOOK FOR 2003

Based on recent sales results and current trends in Visudyne sales, the Company announced, on July 23, 2003, that it has updated its forecast range of 2003 Visudyne sales from $320-335 million to a new range of $335-350 million, which represents projected growth of 17% to 22% over 2002. The Company has also updated its net income per common share forecast for 2003 to $0.50 to $0.60. This update in net income per common share forecast reflects the new sales forecast and incorporates the shift in timing and priorities of the Company's development pipeline.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed operations, product development and capital expenditures primarily through the Company's proceeds from the commercialization of Visudyne, public and private sales of equity securities, licensing and collaborative funding arrangements with strategic partners, and interest income.

At June 30, 2003, the Company had $268.5 million of available cash resources, comprising cash, cash equivalents and short-term investment securities, all of which were invested in liquid, investment-grade securities. On August 11, 2003, the Company announced a private placement of $150 million aggregate principal amount of 3% convertible senior notes due 2023. In connection with the financing, the initial purchasers of the notes were granted, and subsequently gave notice of their intention to exercise in full, an option to purchase an additional $22.5 million aggregate principal amount of notes on the same terms. Upon the completion of this private placement, which is scheduled for August 15, 2003, the Company's cash resources are expected to exceed $435 million. (See "Developments during the quarter").

For the three months ended June 30, 2003, the Company generated $14.0 million of cash from operations, $1.6 million from stock option exercises, and used $0.3 million in purchases of property and equipment. This compared with $5.9 million generated from operations, $0.7 million from stock option exercises, and $0.3 million used in purchases of property and equipment in the same period in 2002. Cash flow from operations for the three months ended June 30, 2003 increased from the same period in 2002 as a result of increased net income ($7.0 million), the utilization of previously benefited tax losses ($3.1 million), decrease in other assets mostly as a result of lower levels of inventory in transit ($2.1 million), and increase in other accrued liabilities ($6.1 million) due to higher accruals related to tariquidar clinical trials, manufacturing, and compensation, offset by the increase in accounts receivable due to higher sales ($0.5 million), increase in inventory level during the quarter as compared to the same period in 2002 ($3.4 million), and by a reduction in deferred revenue ($5.5 million) on lower levels of inventory held by Novartis for sale. In aggregate, cash, cash equivalents and short-term investment securities increased by approximately $36.2 million during the three months ended June 30, 2003. The effect of changes in foreign exchange rates contributed $22.1 million to this increase.

For the six months ended June 30, 2003, the Company generated $24.3 million of cash from operations, $2.6 million from stock option exercises, and used $2.2 million in purchases of property and equipment. This compared with $16.0 million generated from operations, $2.6 million from stock option exercises, and $1.0 million used in purchases of property and equipment in the same period in 2002. Cash flow from operations for the six months ended June 30, 2003 increased from the same period in 2002 as a result of increased net income ($14.2 million), the utilization of previously benefited tax losses ($6.2 million), decrease in other assets mostly as a result of lower levels of inventory in transit included in other assets ($2.8 million), and a higher level of accrued liabilities ($3.8 million) as compared to 2002 when accruals were reduced due to the completion of the Company's responsibility related to a clinical trial conducted for Axcan Pharma Inc. This increase was offset by the increase in accounts receivable due to higher sales ($2.6 million), increase in inventory level during the period as compared to the same period in 2002 ($5.8 million), payment of severance and other benefits to terminated employees in 2003 as part of the Company's restructuring in the fourth quarter of 2002 ($2.0 million), and by a reduction in deferred revenue ($10.2 million) on lower levels of inventory held by Novartis for sale. In aggregate, cash, cash equivalents and short-term investment securities increased by approximately $60.6 million during the six months ended June 30, 2003. The effect of changes in foreign exchange rates contributed $38.7 million to this increase.

INTEREST AND FOREIGN EXCHANGE RATES

The Company is exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. At June 30, 2003, the Company had an investment portfolio consisting primarily of fixed interest rate Canadian dollar securities with an average remaining maturity of approximately 49 days. If market interest rates were to increase immediately and uniformly by 10% of levels at June 30, 2003, the fair value of the portfolio would decline by an immaterial amount. The Company believes that its results of operations and cash flows would not be affected to any significant degree by a sudden change in market interest rates relative to its investment portfolio, given the Company's current ability to hold its fixed income investments until maturity.

The Company enters into foreign exchange contracts to manage exposures to currency rate fluctuations related to its expected future net earnings and cash flows. The net unrealized gain in respect of such foreign currency contracts, as at June 30, 2003, was approximately $5.9 million.

At June 30, 2003, the Company had $268.5 million in cash and short-term investments, primarily denominated in Canadian dollars with approximately $6.9 million denominated in U.S. dollars. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the Company's U.S. dollar denominated cash and short-term investments will experience an unrealized foreign currency translation loss of approximately $0.7 million. The Company purchases goods and services primarily in Canadian dollars and earns a significant portion of its revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.

LONG TERM OBLIGATIONS

The Company's material long-term obligations as of June 30, 2003 comprised the Visudyne supply agreements with contract manufacturers, clinical and development agreements, and operating lease commitments for office equipment. Details of these commitments are described in the Company's 2002 Annual Report on Form 10-K under the section "Liquidity and Capital Resources - Long Term Obligations".

The Company also has long-term obligations as part of its collaborative arrangements with various strategic partners for research and development purposes. The details of these collaborative arrangements are described in the Company's 2002 Annual Report on Form 10-K under the section "Costs and Expenses
- Research and Development".

The Company will also have long term obligations in respect of its private placement of convertible senior notes. On August 11, 2003, the Company announced a private placement of $150 million aggregate principal amount of 3% convertible senior notes due 2023. In connection with the financing, the initial purchasers of the notes were granted, and subsequently gave notice of their intention to exercise in full, an option to purchase an additional $22.5 million aggregate principal amount of notes on the same terms. The notes will bear interest at 3% per annum, payable semi-annually. The closing of the transaction is expected to occur on August 15, 2003. Under certain circumstances, the convertible senior notes will be convertible into common shares of the Company at an initial conversion rate (subject to adjustment) of 56.1892 common shares per $1,000 aggregate principal amount of notes. This results in an initial conversion price of $17.80 per share, representing a conversion premium of 30% over the closing bid price of $13.69 of the Company's common shares on the Nasdaq National Market on August 11, 2003. On or after September 15, 2008, the Company may at its option redeem the notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. The Company will also have the option at any time to redeem for cash all, but not less than all, of the notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date, in the event of certain changes to Canadian withholding tax requirements. On each of September 15, 2008, 2013 and 2018, holders of the notes may require the Company to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding that date. On certain events, such as a change in control or termination of trading, holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and have determined that such disclosure controls and procedures are effective. No changes were made to the Company's internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a) The First MEEI Lawsuit

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

(b) The Second MEEI Lawsuit

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

In April 2003, QLT moved to dismiss MEEI's Count II for unjust enrichment on the grounds that this claim has been previously decided by a court. The Court granted QLT's motion on May 28, 2003.

No trial has been scheduled in Civil Action No. 01-10747-EFH, and none is expected until the first half of 2004 at the earliest.

The Company believes MEEI's claims in both lawsuits are without merit and intends to vigorously defend against such actions and pursue its counterclaims. The outcome of these disputes are not presently determinable or estimatable and there can be no assurance that the matter will be resolved in favor of the Company. If the lawsuits are not resolved in the Company's favor, the Company may be obliged to pay damages, to pay an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, may be subject to such equitable relief as a court may determine (which could include an injunction) or may be subject to a remedy combining some or all of the foregoing.

SECURITIES CLASS ACTION LAWSUIT

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


The plaintiffs allege that on December 14, 2000, the Company announced that it expected to miss its Visudyne sales estimates for the fourth quarter 2000, and that in response, the Company's common share price dropped approximately 31%. The plaintiffs claim that the Company's December 14, 2000 statements contradicted prior information issued by the defendants concerning the demand for Visudyne and the Company's prospects. The plaintiffs allege that the defendants overstated the demand for Visudyne, did not properly disclose reimbursement issues relating to Visudyne and that the defendants had no basis in the months preceding the December announcement for their projections of fourth-quarter sales. The plaintiffs further allege that the intent of the individual defendants to mislead investors can be inferred from their sale of a substantial amount of the Company's common shares during the months of August and September 2000. The plaintiffs seek injunctive relief, fees and expenses and compensatory damages in an unspecified amount.


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

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company (the "Meeting") was held on May 22, 2003. All nominees to the Board of Directors identified and described in the Company's proxy circular and proxy statement dated April 17, 2003 were elected at the Meeting. The resolutions voted on at the Meeting, and the outcome, was as follows:

         (i) to appoint Deloitte & Touche LLP as independent auditors for the Company for the ensuing year and to authorize the Directors to fix the remuneration to be paid to the auditors.

         The proxies received by the Company for the Meeting and votes cast at the Meeting, were voted as follows on the foregoing resolution, and the resolution was declared passed:

         Shares For   Shares Against   Shares Withheld   Abstentions   Broker Non-Votes
         ----------   --------------   ---------------   -----------   ----------------
         36,114,009           0            18,883             0               0


         (ii) to fix the number of Directors for the ensuing year at seven.

         The proxies received by the Company for the Meeting and votes cast at the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

         Shares For   Shares Against   Shares Withheld   Abstentions   Broker Non-Votes
         ----------   --------------   ---------------   -----------   ----------------
         36,107,573      15,839                 0             0               0


         (iii) to elect Directors for the ensuing year.

         The proxies received by the Company for the Meeting and votes cast at the Meeting were voted as follows on the resolution electing the seven directors, and each of the directors was declared elected:

         Directors             Shares For     Shares Against    Shares Withheld      Abstentions
         ---------             ----------     --------------    ---------------      -----------
         E. Duff Scott         36,109,107             0               29,122              0
         Paul J. Hastings      34,118,227             0            2,020,002              0
         Julia G. Levy         36,109,642             0               28,587              0
         Peter A. Crossgrove   36,105,767             0               32,462              0
         Ronald D. Henriksen   36,107,857             0               30,372              0
         Alan C. Mendelson     36,106,057             0               32,172              0
         Jack L. Wood          36,107,107             0               32,122              0

         There were no broker non-votes with respect to the foregoing resolution on the election of directors.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

          Exhibit
          Number   Description
          -------  -----------
          10.77    Amending agreement between Novartis Ophthalmics, a division of Novartis Pharma AG (formerly Novartis Ophthalmics AG) and
                   QLT Inc. dated as of May 31, 2003.

          31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K

         (i) On April 15, 2003, the Company reported, under "Item 5 - Other Events", the at its alliance partner, Novartis, announced global Visudyne (verteporfin) sales of approximately US$82.1 million for the quarter ended March 31, 2003. This represents an increase of 20% over sales in the first quarter of 2002.

         (ii) On April 24, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216 dated March 27, 2003, and pursuant to Item 12, "Disclosure of Results of Operations and Financial Conditions", the Company furnished its financial results for the quarter ended March 31, 2003. The full text of the press release announcing the Company's financial results for the quarter ended March 31, 2003 was filed as Exhibit 99.4 to this Current Report on Form 8-K.

         (iii) On May 6, 2003, the Company reported, under "Item 5 - Other Events", that new data presented at the Association for Research in Vision and Ophthalmology annual meeting suggested that Visudyne therapy reduces the risk of vision loss in wet age-related macular degeneration (AMD) patients with minimally classic lesions, a form of wet AMD previously considered untreatable.

         (iv) On May 9, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216 dated March 27, 2003, and pursuant to Item 12, "Disclosure of Results of Operations and Financial Conditions", the Company furnished Condensed Consolidated Statements of Income Data Reconciliation for the three month periods ending March 31, June 30, September 30 and December 31, 2002, presenting such information in U.S. dollars and in accordance with U.S. GAAP.

         (v) On May 12, 2003, the Company reported, under "Item 5 - Other Events", that it will discontinue its two Phase III trials of tariquidar in the treatment of non-small cell lung cancer, following a recommendation of the independent Data Safety and Monitoring Committee which completed the interim analysis of unblinded data for both trials.

         (vi) On May 20, 2003, the Company reported, under "Item 5 - Other Events", that it strengthened its development organization with the addition of Maurice Wolin, MD, as Vice President, Clinical Research and Medical Affairs. Dr. Wolin will report to Mohammad Azab, MD, who has been promoted to Executive Vice President, Research and Chief Medical Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       QLT INC.
                                      ------------------------------------------
                                                     (Registrant)



Date: August 14, 2003                 By:  /s/ Paul J. Hastings
      --------------------                 -------------------------------------
                                           Paul J. Hastings
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: August 14, 2003                 By:  /s/ Michael J. Doty
      --------------------                 -------------------------------------
                                           Michael J. Doty
                                           Senior Vice-President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------
10.77     Amending agreement between Novartis Ophthalmics, a division of
          Novartis Pharma AG (formerly Novartis Ophthalmics AG) and QLT Inc.
          dated as of May 31, 2003

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002