Form 10-Q
period 2003-08-30
QLT INC/BC
filed 2003-11-13
CIK 827809

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934



                For the Quarterly Period Ended September 30, 2003

                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-17082


                                    QLT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  BRITISH COLUMBIA, CANADA                                                      N/A
---------------------------------------------------------------                 ------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)



  887 GREAT NORTHERN WAY, VANCOUVER, B.C., CANADA                                             V5T 4T5
---------------------------------------------------                             ------------------------------------
    (Address of principal executive offices)                                                 (Zip code)


       Registrant's telephone number, including area code: (604) 707-7000
                                                            --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes _X_   No ___


As of November 10, 2003 the registrant had 68,869,937 outstanding Common Shares and 7,314,093 outstanding Stock Options.

                                    QLT INC.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2003




                                TABLE OF CONTENTS

ITEM                                       PART I - FINANCIAL INFORMATION                                      PAGE
----                                                                                                           ----

1.          FINANCIAL STATEMENTS..............................................................................  1

              Consolidated Balance Sheets as of
              September 30, 2003 and December 31, 2002........................................................  1

              Consolidated Statements of Income for the three months and nine months ended
              September 30, 2003 and September 30, 2002.......................................................  2

              Consolidated Statements of Cash Flows for the three months and nine months ended
              September 30, 2003 and September 30, 2002.......................................................  3

              Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
              Income for the three months and nine months ended September 30, 2003............................  5

              Notes to the Consolidated Financial Statements..................................................  6

2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................................................... 17

3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................ 27

4.          CONTROLS AND PROCEDURES........................................................................... 27



                                        PART II - OTHER INFORMATION


1.          LEGAL PROCEEDINGS................................................................................. 28

2.          CHANGES IN SECURITIES AND USE OF PROCEEDS......................................................... 29

3.          DEFAULTS UPON SENIOR SECURITIES................................................................... 29

4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................... 30

5.          OTHER INFORMATION................................................................................. 30

6.          EXHIBITS AND REPORTS ON FORM 8-K.................................................................. 30


--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


ITEM 1.       FINANCIAL STATEMENTS
QLT INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
--------------------------------------------------------------------------------

(In thousands of United States dollars)                                 SEPTEMBER 30, 2003         December 31, 2002
---------------------------------------------------------------- -------------------------- -------------------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $ 229,160                 $ 128,138
     Short-term investment securities                                              231,820                    79,797
     Accounts receivable (Note 4)                                                   34,629                    30,186
     Inventories (Note 5)                                                           28,882                    23,900
     Current portion of deferred income tax assets                                  13,722                    17,092
     Other (Note 6)                                                                 16,108                    13,310
---------------------------------------------------------------- -------------------------- -------------------------
                                                                                   554,321                   292,423

PROPERTY AND EQUIPMENT                                                              40,319                    35,281
DEFERRED INCOME TAX ASSETS                                                           1,889                    13,966
OTHER LONG-TERM ASSETS (Note 9)                                                      6,073                     4,170
---------------------------------------------------------------- -------------------------- -------------------------

                                                                                 $ 602,602                 $ 345,841
================================================================ ========================== =========================

LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                            $   5,334                 $   9,960
     Accrued restructuring charge (Note 13)                                              -                     2,631
     Other accrued liabilities (Note 8)                                             10,516                     7,027
     Deferred revenue                                                                8,129                    12,678
---------------------------------------------------------------- -------------------------- -------------------------
                                                                                    23,979                    32,296

LONG-TERM DEBT (Note 9)                                                            172,500                         -
---------------------------------------------------------------- -------------------------- -------------------------
                                                                                   196,479                    32,296

CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 10)
     Authorized
        500,000,000 common shares without par value
        5,000,000 first preference shares without par value, issuable in series

     Issued and outstanding
         Common shares                                                             395,196                   391,716
             September  30, 2003 - 68,848,275
             December 31, 2002 - 68,407,753

ACCUMULATED DEFICIT                                                                (17,053)                  (52,901)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                       27,980                   (25,270)
---------------------------------------------------------------- -------------------------- -------------------------
                                                                                   406,123                   313,545
---------------------------------------------------------------- -------------------------- -------------------------

                                                                                 $ 602,602                 $ 345,841
================================================================ ========================== =========================

See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
--------------------------------------------------------------------------------

                                                                       Three months ended             Nine months ended
                                                                         September 30,                  September 30,
                                                              ----------------------------- ------------------------------
(In thousands of United States dollars except per share
information)                                                            2003          2002             2003          2002
------------------------------------------------------------- --------------- ------------- ---------------- -------------

REVENUES
  Revenue from Visudyne(R)  (Note 11)                               $ 37,158      $ 26,477        $ 103,767      $ 72,279
  Contract research and development  (Note 12)                         1,124         2,236            3,495         5,232
------------------------------------------------------------- --------------- ------------- ---------------- -------------
                                                                    $ 38,282      $ 28,713        $ 107,262      $ 77,511
------------------------------------------------------------- --------------- ------------- ---------------- -------------

COSTS AND EXPENSES
  Cost of sales                                                        6,211         4,715           17,681        13,268
  Research and development                                             9,684        10,702           32,646        29,572
  Selling, general and administrative                                  3,653         3,474           10,118        12,453
  Depreciation                                                           825           799            2,266         2,300
  Restructuring  (Note 13)                                                 -             -             (394)            -
------------------------------------------------------------- --------------- ------------- ---------------- -------------
                                                                      20,373        19,690           62,317        57,593
------------------------------------------------------------- --------------- ------------- ---------------- -------------

OPERATING INCOME                                                      17,909         9,023           44,945        19,918

OTHER INCOME AND EXPENSES
  Net foreign exchange gains (losses)                                    406          (985)           3,320          (552)
  Interest income                                                      2,443         1,402            6,087         3,337
  Interest expense                                                      (773)            -             (773)            -
  Equity gain (loss) in NSQ  (Note 2)                                      -             3                -          (276)
  Other gains (losses)                                                 1,813          (371)           1,813          (169)
------------------------------------------------------------- --------------- ------------- ---------------- -------------
                                                                       3,889            49           10,447         2,340
------------------------------------------------------------- --------------- ------------- ---------------- -------------

INCOME BEFORE INCOME TAXES                                            21,798         9,072           55,392        22,258

PROVISION FOR INCOME TAXES                                            (8,649)       (3,169)         (19,545)       (7,838)

------------------------------------------------------------- --------------- ------------- ---------------- -------------
NET INCOME                                                          $ 13,149      $  5,903        $  35,847      $ 14,420
------------------------------------------------------------- --------------- ------------- ---------------- -------------

NET INCOME PER COMMON SHARE
  Basic                                                             $   0.19      $   0.09        $    0.52      $   0.21
  Diluted                                                           $   0.19      $   0.09        $    0.52      $   0.21

------------------------------------------------------------- --------------- ------------- ---------------- -------------
Weighted average number of common shares outstanding (in
thousands)
  Basic                                                               68,837        68,257           68,686        68,188
  Diluted                                                             69,196        68,406           68,882        68,507
------------------------------------------------------------- --------------- ------------- ---------------- -------------



See accompanying notes to the consolidated financial statements.





Visudyne(R) is a trademark of Novartis Pharma AG.

QLT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------

                                                                       Three months ended            Nine months ended
                                                                          September 30,                September 30,
                                                               ------------------------------ ---------------------------
(In thousands of United States dollars)                                 2003            2002          2003          2002
-------------------------------------------------------------- -------------- --------------- ------------- -------------

CASH PROVIDED BY OPERATING ACTIVITIES
     Net income                                                    $  13,149        $  5,903    $   35,847      $ 14,420
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                      825             799         2,266         2,300
       Amortization of deferred financial expenses                       122               -           122             -
       Unrealized foreign exchange (gain) loss                          (159)         (1,225)        1,939          (327)
       Deferred income taxes                                           8,649           3,169        19,545         7,838
       Restructuring (Note 13)                                             -               -          (394)            -
       Equity (gain) loss in NSQ (Note 2)                                  -              (3)            -           276
     Changes in non-cash operating assets and liabilities:
       Accounts receivable                                              (935)         (2,719)           94           878
       Inventories                                                      (791)          2,423        (1,083)        7,936
       Other assets                                                    7,310           1,835         3,093        (5,171)
       Accounts payable                                               (1,759)           (975)       (4,080)       (4,678)
       Accrued restructuring charge                                     (432)              -        (2,437)            -
       Other accrued liabilities                                       2,623           1,099         2,607        (2,719)
       Deferred revenue                                               (1,800)            369        (6,398)        5,970
-------------------------------------------------------------- -------------- --------------- ------------- -------------
                                                                      26,802          10,675        51,121        26,723
-------------------------------------------------------------- -------------- --------------- ------------- -------------

CASH USED IN INVESTING ACTIVITIES
     Short-term investment securities                               (137,636)        (53,824)     (139,328)         (589)
     Purchase of property and equipment                               (1,284)           (458)       (3,495)       (1,425)
-------------------------------------------------------------- -------------- --------------- ------------- -------------
                                                                    (138,920)        (54,282)     (142,823)       (2,014)
-------------------------------------------------------------- -------------- --------------- ------------- -------------

CASH PROVIDED BY FINANCING ACTIVITY
     Long term debt (net)                                            167,748               -       167,748             -
     Issuance of common shares                                           833             372         3,472         2,929
-------------------------------------------------------------- -------------- --------------- ------------- -------------
                                                                     168,581             372       171,220         2,929
-------------------------------------------------------------- -------------- --------------- ------------- -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS             836          (5,264)       21,504        (1,418)
-------------------------------------------------------------- -------------- --------------- ------------- -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             57,299         (48,499)      101,022        26,220
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       171,861         144,382       128,138        69,663
-------------------------------------------------------------- -------------- --------------- ------------- -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  229,160        $ 95,883    $  229,160      $ 95,883
============================================================== ============== =============== ============= =============


SUPPLEMENTARY CASH FLOW INFORMATION:
     Interest paid                                                $      114        $    186    $      365      $    781
     Income taxes paid                                                     -               -             -             -



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

QLT INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
(Unaudited)
--------------------------------------------------------------------------------

                                                                              Accumulated Other
                                                    Common Shares            Comprehensive Income
                                             --------------------------- ---------------------------
                                                                                        Unrealized
                                                                                         (Losses)
                                                                          Cumulative      Gains on                       Total
                                                                          Translation      Diomed     Accumulated     Shareholders'
                                                 Shares       Amount      Adjustment    Securities      Deficit          Equity
-------------------------------------------- ------------ -------------- ------------- ------------- -------------- ---------------
(In thousands of United States dollars)

BALANCE AT DECEMBER 31, 2002                  68,407,753     $ 391,716     $ (25,270)       $    -       $(52,901)       $ 313,545

EXERCISE OF STOCK OPTIONS AT PRICES
RANGING FROM CAD $9.28 TO CAD $12.25 PER
SHARE                                            171,500         1,004             -             -              -            1,004

OTHER COMPREHENSIVE INCOME (LOSS):

  Translation adjustment from application
  of U.S. dollar reporting (Note 3)                    -             -        23,110             -              -           23,110

  Unrealized loss on available for sale
  securities                                           -             -             -          (428)             -             (428)

NET INCOME                                             -             -             -             -         11,539           11,539
-------------------------------------------- ------------ -------------- ------------- ------------- -------------- ---------------
BALANCE AT MARCH 31, 2003                     68,579,253     $ 392,720     $  (2,160)       $ (428)      $(41,362)       $ 348,770

EXERCISE OF STOCK OPTIONS AT PRICES
RANGING FROM CAD $11.95 TO CAD $13.78 PER
SHARE                                            174,028         1,647             -             -              -            1,647

OTHER COMPREHENSIVE INCOME:

  Translation adjustment from application
  of U.S. dollar reporting  (Note 3)                   -             -        31,677             -              -           31,677

  Unrealized gain on available for sale
  securities                                           -             -             -            34              -               34

NET INCOME                                             -             -             -             -         11,159           11,159
-------------------------------------------- ------------ -------------- ------------- ------------- -------------- ---------------
BALANCE AT JUNE 30, 2003                      68,753,281     $ 394,367     $  29,517        $ (394)      $(30,203)       $ 393,287

EXERCISE OF STOCK OPTIONS AT PRICES
RANGING FROM CAD $11.95 TO CAD $13.78 PER
SHARE                                             94,994           829             -             -              -              829

OTHER COMPREHENSIVE INCOME:

  Translation adjustment from application
  of U.S. dollar reporting  (Note 3)                   -             -        (1,112)            -              -           (1,112)

  Unrealized loss on available for sale
  securities                                           -             -             -           (31)             -              (31)

NET INCOME                                             -             -             -             -         13,149           13,149
============================================ ============ ============== ============= ============= ============== ===============
BALANCE AT SEPTEMBER 30, 2003                 68,848,275     $ 395,196     $  28,405        $ (425)      $(17,053)       $ 406,123


See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Information as at and for the three and nine month periods ended September 30, 2003 and 2002 is unaudited.)

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


1.   BASIS OF PRESENTATION
--------------------------

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

     In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.


2.   PRINCIPLES OF CONSOLIDATION
--------------------------------

     These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

     The long-term investment in NS & QLT Technologies ("NSQ") in which the Company exercised joint control was recorded using the equity method whereby the Company included a pro rata share of NSQ's earnings in the carrying value of the investment and in the Company's net income. NSQ was the Company's only investment accounted for using the equity method in 2002. In December 2002, dissolution procedures for NSQ were commenced and NSQ's remaining assets have been distributed back to its shareholders. The Company does not currently have any investments recorded using the equity method.


3.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

     In the opinion of management, the following are the most significant accounting policies used in preparing these financial statements.

     Reporting Currency and Foreign Currency Translation
     ---------------------------------------------------
     Effective December 31, 2002, the Company changed its reporting currency to the U.S. dollar from the Canadian dollar in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenue and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders' equity under accumulated other comprehensive income (loss). The Company retained the Canadian dollar as its functional currency.

     The financial information for the three and nine month periods ended September 30, 2002 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during those periods.

     Property and Equipment
     ----------------------
     During the first quarter of 2003, the Company reviewed its intended use of property and equipment and adopted the straight-line method for all newly acquired property and equipment beginning in 2003. The Company retains the declining balance method for all property and equipment acquired prior to 2003.

     Property and equipment are recorded at cost and amortized as follows:

                                                            Method           Rates               Method         Years
                                                            ------           -----               ------         -----
     Buildings                                          Declining balance       4%
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

     Revenue Recognition
     -------------------
     Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG ("Novartis Ophthalmics"), the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by the Company (See Note 11 - Revenue from Visudyne). The Company recognizes revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of total revenues noted above, this occurs upon "sell through" to the end user.

     Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with the Company's various strategic partners, including (but not limited to) Novartis Ophthalmics. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by the Company do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables. (See Note 4 - Accounts Receivable and Note 12 - Contract Research and Development)

     The Company does not offer rebates or discounts and has not experienced any material product returns; accordingly, the Company does not provide an allowance for rebates, discounts, and returns.

     Cost of Sales
     -------------
     Cost of sales, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold by Novartis Ophthalmics to third parties. The Company records a provision for the non-completion of product inventory based on its history of batch completion.

     Stock-Based Compensation
     ------------------------
     In accordance with the provisions of SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the company is required to or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors, as permitted by SFAS 123.

     The following pro forma financial information, compiled using the Black-Scholes option pricing model, presents the net income and net income per common share had the Company recognized stock-based compensation using a fair value based accounting method:

                                                           Three months ended                Nine months ended
                                                    --------------------------------- --------------------------------
     (In thousands  except per share information)    September 30,    September 30,   September 30,    September 30,
     (Unaudited)                                         2003             2002             2003            2002
     ---------------------------------------------- ---------------- ---------------- --------------- ----------------
     Net Income (Loss)                                   $ 13,149         $  5,903       $  35,847        $  14,420
         As reported
         Less:  Additional employee compensation
         expense under the fair value method               (4,330)          (6,122)        (14,715)         (19,106)
     ---------------------------------------------- ---------------- ---------------- --------------- ----------------
         Pro forma                                       $  8,819         $   (219)      $  21,132        $  (4,686)
     ---------------------------------------------- ---------------- ---------------- --------------- ----------------
     Basic net income (loss) per common share
         As reported                                     $   0.19         $   0.09       $    0.52        $    0.21
         Pro forma                                       $   0.13         $      -       $    0.31        $   (0.07)
     ---------------------------------------------- ---------------- ---------------- --------------- ----------------
     Diluted net income (loss) per share
         As reported                                     $   0.19         $   0.09       $    0.52        $    0.21
         Pro forma                                       $   0.13         $      -       $    0.31        $   (0.07)
     ---------------------------------------------- ---------------- ---------------- --------------- ----------------

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

     The weighted average fair value of stock options granted in the three and nine month periods ended September 30, 2003 were $5.45 and $4.36, respectively, whereas the fair value of stock options granted in the three and nine month periods ended September 30, 2002 were $3.25 and $7.12, respectively. The Company used the Black-Scholes option pricing model to estimate the value of the options at each grant date, under the following weighted average assumptions:

                                             Three months ended    Nine months ended
                                                September 30,        September 30,
                                                     2003                 2003
                                            -------------------- --------------------
     Annualized Volatility                          63.4%                72.8%
     Risk-free Interest Rate                         3.3%                 4.1%
     Expected Life (Years)                           2.5                  2.5

     Research and Development
     ------------------------
     Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with the Company's various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred. Patent application, filing and defense costs are expensed as incurred and included in general and administrative expenses.

     Income Taxes
     ------------
     Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of deferred net tax assets resulting in an increase or decrease to net income. Investment tax credits are included as part of the provision for (recovery of) income taxes.

     Net Income Per Common Share
     ---------------------------
     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options.

     The effect of approximately 9,692,637 shares related to the assumed conversion of the $172.5 million 3% convertible senior notes (as described in Note 9) has been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003 as none of the conditions that would permit conversion has been satisfied.


     The following table sets forth the computation of basic and diluted net income per common share:

                                                             Three months ended                 Nine months ended
                                                      ---------------------------------- --------------------------------
          (In thousands, except per share data)        September 30,     September 30,    September 30,   September 30,
          (Unaudited)                                       2003             2002             2003             2002
          ------------------------------------------- ----------------- ---------------- ---------------- ---------------
          Numerator:
              Net Income                                   $ 13,149          $  5,903         $ 35,847        $ 14,420

          Denominator:
              Weighted-average common shares                 68,837            68,257           68,686          68,188
              outstanding
              Effect of dilutive securities:
                    Stock options                               359               149              196             319
                                                      ----------------- ---------------- ---------------- ---------------
              Diluted weighted-average common
              shares outstanding                             69,196            68,406           68,882          68,507
                                                      ================= ================ ================ ===============

          Basic net income per common share                $   0.19          $   0.09         $   0.52        $   0.21
          Diluted net income per common share              $   0.19          $   0.09         $   0.52        $   0.21

     Excluded from the calculation of diluted net income per common share for the three and nine month periods ended September 30, 2003 were 6,244,678 and 6,444,678 shares, respectively, (in the three and nine month periods ended September 30, 2002 were 7,493,175 and 7,458,975 shares, respectively) of common stock from stock options because their effect was anti-dilutive.

     Reclassification
     ----------------
     Certain comparative figures have been reclassified to conform with the current period's presentation.

     Recently Issued Accounting Standards
     ------------------------------------
     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or its results of operations.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material impact on the Company's consolidated financial position or results of operations.

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

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either
     (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial position or results of operations.

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

     The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The remaining provisions of SFAS No. 149 should be applied prospectively.

     The Company adopted the provisions of SFAS No. 149 for all contracts entered into after June 30, 2003 and was not affected by Implementation Issues that would require earlier adoption. The adoption of this statement did not have a material impact on the Company's results of operations and financial position.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that three types of financial instruments be reported as liabilities by their issuers: (1) mandatorily redeemable instruments; (2) forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; and (3) certain financial instruments that include an obligation that may be settled in a variable number of equity shares, has a fixed or benchmark tied value at inception, and varies inversely with the fair value of the equity shares. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provision for pre-existing instruments beginning July 1, 2003. The adoption of this Statement did not have a material impact on the Company's results of operations and financial position.


4.   ACCOUNTS RECEIVABLE
------------------------

     (In thousands of United States dollars)                          September 30, 2003         December 31, 2002
     -------------------------------------------------------- --------------------------- -------------------------
                                                                             (Unaudited)
     Visudyne(R)                                                                $ 33,673                  $ 28,636
     Contract research and development                                               488                     1,128
     Trade and other                                                                 468                       422
     --------------------------------------------------------- --------------------------- ------------------------

                                                                                $ 34,629                  $ 30,186
     -------------------------------------------------------- --------------------------- -------------------------


     Accounts receivable -Visudyne represents amounts due from Novartis Ophthalmics and consists of the Company's 50% share of pre-tax profit on sales of Visudyne, amounts due from the sale of bulk Visudyne to Novartis Ophthalmics and reimbursement of specified royalty and other costs. The Company has not, in the past, experienced bad debts. Based on this history and because the Company's accounts receivable consists primarily of receivables from its strategic partner, Novartis Ophthalmics, the Company does not provide an allowance for doubtful accounts.


5.   INVENTORIES
----------------

   (In thousands of United States dollars)                       September 30, 2003     December 31,  2002
   ------------------------------------------------------ -------------------------- -----------------------
                                                                        (Unaudited)
   Raw materials and supplies                                              $  1,667               $  1,706
   Work-in-process                                                           29,674                 22,057
   Finished goods                                                                60                  1,801
   Provision for non-completion of product inventory                         (2,519)                (1,664)
   ------------------------------------------------------ -------------------------- -----------------------

                                                                           $ 28,882               $ 23,900
   ------------------------------------------------------ -------------------------- -----------------------


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


6.   OTHER
----------

   (In thousands of United States dollars)                       September 30, 2003     December 31,  2002
   ------------------------------------------------------ -------------------------- -----------------------
                                                                        (Unaudited)
   Inventory in transit (held by Novartis Ophthalmics)                     $  9,525               $ 11,993
   Foreign exchange contracts                                                 4,574                      -
   Prepaid expenses and other                                                 2,009                  1,317
   ------------------------------------------------------ -------------------------- -----------------------

                                                                           $ 16,108               $ 13,310
   ------------------------------------------------------ -------------------------- -----------------------


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


7.   CREDIT FACILITY
--------------------

     The Company maintains a CAD $3.5 million unsecured credit facility agreement. The first segment of the facility is structured as a CAD $1.0 million revolving demand loan which bears interest at the bank's prime rate for Canadian dollar drawdowns and the U.S. base rate for U.S. dollar drawdowns. As at September 30, 2003, no amount was drawn against this portion of the facility.


8.   OTHER ACCRUED LIABILITIES
------------------------------

  (In thousands of United States dollars)                               September 30, 2003  December 31, 2002
  ----------------------------------------------------------- ---------------------------- -------------------
                                                                              (Unaudited)
  Royalties                                                                       $  2,042            $ 2,025
  Compensation                                                                       3,771              3,557
  Foreign exchange contracts                                                         2,239                706
  Manufacturing                                                                      1,409                568
  Interest                                                                             750                171
  Other                                                                                305                  -
  ----------------------------------------------------------- ---------------------------- -------------------

                                                                                  $ 10,516            $ 7,027
  ----------------------------------------------------------- ---------------------------- -------------------

9.   LONG TERM DEBT
-------------------

     In August 2003, the Company completed a private placement of $172.5 million aggregate principal amount of 3% convertible senior notes due 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004.

     The convertible senior notes are convertible at the option of the holders into common shares at the conversion rates referred to below only in the following circumstances: (i) if the company's common share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the convertible senior notes; (ii) if the trading price of the convertible senior notes over a specified period has fallen below 95% of the amount equal to the Company's then prevailing common share price times the applicable conversion rate; (iii) if the convertible senior notes are called for redemption; or (iv) if specified corporate transactions were to occur. The notes are convertible into common shares of the Company, at an initial conversion rate of 56.1892 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $17.80 per share.

     The Company has the right to redeem the convertible senior notes for cash at any time on or after September 15, 2008. Holders of the convertible senior notes have the right to require the Company to redeem these notes, for cash, at their issue price plus accrued interest on September 15 in each of 2008, 2013, and 2018. On certain events, such as a change in control or termination of trading, holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by the Company.

     The notes are senior unsecured obligations and rank equally with all of the Company's future senior unsecured indebtedness. The notes are effectively subordinated to all of the Company's future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables.

     Total debt issue costs of $4.9 million, are included in Other long term assets and are being amortized over 5 years commencing August 2003.



10.  SHARE CAPITAL
------------------

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

     On August 11, 2003, the Company announced a share buy-back program. The share purchases will be made as a normal course issuer bid; the Company may purchase for cancellation up to a maximum of 5,000,000 common shares, being approximately 7.32% of the public float of 68,338,072 common shares on August 11, 2003. All purchases will be effected in the open market through the facilities of The Toronto Stock Exchange and the Nasdaq National Market, in accordance with all regulatory requirements, and will be effected during the period commencing August 13, 2003 and ending August 12, 2004. As of September 30, 2003, the Company has not purchased any of its common shares as part of this program.

     Stock option activity with respect to all of the Company's stock option plans is presented below:

                                                                                              Weighted
                                                       Number of    Exercise Price Range       Average
     (In Canadian dollars)                               Shares          Per Share          Exercise Price
     ------------------------------------------- ----------------- ----------------------- -----------------
     Outstanding at December 31, 2002                  7,801,238      $ 9.28  -  $108.60       $ 50.85
     From January 1 to September 30, 2003:
          Granted                                      1,005,322      $12.10  -  $ 18.36       $ 13.45
          Exercised                                     (440,522)     $ 9.28  -  $ 13.78       $ 11.23
          Cancelled                                     (916,833)     $ 9.28  -  $108.60       $ 53.94
     ------------------------------------------- ----------------- ----------------------- -----------------

     Outstanding at September 30, 2003                 7,449,205      $12.10  -  $108.60       $ 47.76
     =========================================== ================= ======================= =================


     Additional information relating to stock options outstanding as of September 30, 2003 is presented below:

     (In Canadian dollars)                  Options Outstanding                     Options Exercisable
     --------------------- -------------------------------------------- ------------------------------------
                                                           Weighted
                                           Weighted        Average                             Weighted
                                           Average        Remaining                             Average
          Exercise          Number of      Exercise      Contractual                           Exercise
         Price Range         Shares         Price        Life (Years)    Number of Shares        Price
     --------------------- ------------ -------------- ---------------- ------------------ -----------------
     Under $25              1,853,354      $ 17.64           4.03              574,016          $  19.85
     $25.00 - $37.50        1,521,732      $ 31.37           1.89            1,259,082          $  31.30
     $37.51 - $50.00        2,384,736      $ 41.54           2.23            1,991,267          $  42.12
     Over $50.00            1,689,383      $104.35           1.62            1,685,619          $ 104.40

     --------------------- ------------- -------------- ---------------- ------------------ -----------------
                            7,449,205                                        5,509,984
     --------------------- ------------- -------------- ---------------- ------------------ -----------------



11.  REVENUE FROM VISUDYNE(R)
-----------------------------

     Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne.

     The Company's Revenue from Visudyne was determined as follows:

                                                        For the three months ended     For the nine months ended
                                                              September 30,                   September 30,
                                                       ----------------------------- ------------------------------
     (In thousands of United States dollars)                  2003            2002            2003            2002
     ------------------------------------------------- ------------- --------------- -------------- ---------------
     Visudyne(R) sales by Novartis Ophthalmics             $ 89,822        $ 70,418      $ 261,082       $ 210,065
     Less:  Inventory and other costs                        (7,492)         (5,468)       (21,740)        (17,062)
     Less:  Sales, marketing and distribution costs         (24,933)        (24,085)       (78,457)        (85,561)
                                                       ------------- --------------- -------------- ---------------
                                                           $ 57,397        $ 40,865      $ 160,885       $ 107,442
                                                       ============= =============== ============== ===============

     QLT share of remaining revenue on final sale          $ 28,699        $ 20,433      $  80,442       $  53,721
     (50%)
     Add:   Inventory costs reimbursed to QLT                 4,430           3,261         12,563           9,709
     Add:   Other costs reimbursed to QLT                     4,029           2,783         10,762           8,849
                                                       ------------- --------------- -------------- ---------------

     Revenue from Visudyne(R) as reported by QLT           $ 37,158        $ 26,477      $ 103,767       $  72,279
                                                       ============= =============== ============== ===============


     For the three months ended September 30, 2003, approximately 52% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 48%. For the same period in 2002, approximately 59% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 41%.

     For the nine months ended September 30, 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 49%. For the same period in 2002, approximately 60% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 40%.


12.  CONTRACT RESEARCH AND DEVELOPMENT
--------------------------------------

     The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. Details of the Company's contract research and development revenue are as follows:

                                                            Three months ended                Nine months ended
                                                               September 30,                    September 30,
                                                   ------------------------------- --------------------------------
    (In thousands of United States dollars)                 2003            2002            2003            2002
    ---------------------------------------------- -------------- ---------------- --------------- ----------------
    (Unaudited)
    Visudyne(R) ocular programs                          $   626         $ 1,019         $ 1,397         $ 2,117
    Visudyne(R) dermatology program                            8             721           1,062           1,972
    Others                                                   490             496           1,036           1,143
                                                   -------------- ---------------- --------------- ----------------
    Contract research & development revenue              $ 1,124         $ 2,236         $ 3,495         $ 5,232
                                                   ============== ================ =============== ================



13.  ACCRUED RESTRUCTURING CHARGE
---------------------------------

     In the fourth quarter of 2002, the Company restructured its operation to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of 2002 related to severance and termination costs. During the quarter ended June 30, 2003, the Company reassessed its restructuring reserve based on expected remaining cash outlays for severance, termination benefits and other related costs, and accordingly reduced the reserve by $0.4 million. In the quarter ended September 30, 2003, the Company completed final activities associated with the restructuring, the details of which are as follows:

                                                                     Reduction of
                                                                       accrued
    (In thousands        December     Cash     March 31,    Cash    restructuring June 30,   Cash Payments   September 30,
    of U.S. dollars)     31, 2002   Payments     2003     Payments      charge      2003   /Reclassification      2003
    ------------------- ---------- ---------- ---------- ---------- ------------- -------- ----------------- -------------
    Severance and
      termination
      benefits accrued    $ 1,981   $(1,517)       $464     $(197)        $   -    $ 267           $(267)           $ -
    Other related
      expenses
      accrued                 650       (61)        589       (20)         (394)     175            (175)             -
                        ---------- ---------- ---------- ---------- ------------- -------- ---------------- -------------
                          $ 2,631   $(1,578)     $1,053     $(217)        $(394)   $ 442           $(442)           $ -
                        ========== ========== ========== ========== ============= ======== ================ =============

14.  SEGMENTED INFORMATION
--------------------------

     Details of revenues and property and equipment by geographic segments are as follows:

     Revenues(1)                                              Three months ended           Nine months ended
                                                                 September 30,               September 30,
                                                         ---------------------------- ---------------------------
     (In thousands of United States dollars)                       2003         2002         2003         2002
     --------------------------------------------------- --------------- ------------ -------------- ------------
     (Unaudited)

               United States                                   $ 23,128     $ 18,912    $  63,979     $ 52,684
               Europe                                            12,054        7,975       34,730       20,502
               Canada                                             1,874        1,084        5,344        3,333
               Other                                              1,226          742        3,209          992
     --------------------------------------------------- --------------- ------------ -------------- ------------
                                                               $ 38,282     $ 28,713    $ 107,262     $ 77,511
     --------------------------------------------------- --------------- ------------ -------------- ------------



     Property and equipment                               September 30,    December 31,
     (In thousands of United States dollars)                  2003             2002
     --------------------------------------------------- ---------------- ---------------
                                                           (Unaudited)
               Canada                                       $ 39,738        $ 34,608
               United States                                     581             673
     --------------------------------------------------- ---------------- ---------------
                                                            $ 40,319        $ 35,281
     --------------------------------------------------- ---------------- ---------------

     (1)Revenues are attributable to a geographic segment based on location of the customer for Revenue from Visudyne and royalties on product sales, and location of the head office of the funding entity in the case of revenues from contract research and development and collaborative arrangements.


15.  CONTINGENCIES
------------------

(A)  LITIGATION WITH MEEI

     The First MEEI Lawsuit
     ----------------------
     On April 24, 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against the Company in the United States District Court for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including Age Related Macular Degeneration ("AMD"). During 2002 the Court granted summary judgment in favor of QLT, dismissing all counts of MEEI's complaint against the Company in this lawsuit.

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

     The Second MEEI Lawsuit
     -----------------------
     On May 1, 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The '303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

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

     No trial has been scheduled in Civil Action No. 01-10747-EFH, and none is expected until the second half of 2004 at the earliest.

     The Company believes MEEI's claims in both lawsuits are without merit and intends to vigorously defend against such actions and pursue its counterclaims. The outcomes of these disputes are not presently determinable or estimatable and there can be no assurance that the matters will be resolved in favor of the Company. If the lawsuits are not resolved in the Company's favor, the Company may be obliged to pay damages, to pay an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, may be subject to such equitable relief as a court may determine (which could include an injunction) or may be subject to a remedy combining some or all of the foregoing.

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States ("U.S.") and the Company's audited consolidated financial statements and notes thereto included as part of the Company's 2002 Annual Report on Form 10-K. All amounts following are expressed in U.S. dollars unless otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of financial conditions and results of operations contains forward-looking statements of the Company, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause QLT's actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy; anticipated future operating results; anticipated timing for and receipt of reimbursement approvals for Visudyne therapy and other QLT products; the anticipated outcome of pending patent and securities litigation against QLT; the anticipated timing and progress of clinical trials; the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products; and the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for QLT's other products, the Company's expectation that it will repurchase its common shares, and statements with respect to our intentions to expand our pipeline through strategic product or technology acquisitions. These statements are predictions only and actual events or our actual results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics, to commercialize and market Visudyne, the outcome of pending patent and securities litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and for QLT's other products; the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne and for QLT's other products, our ability to fund share repurchases pursuant to the Company's normal course issuer bid, the need to fund our operating activities, potential acquisitions or investments in businesses, products or technologies, the successful development or acquisition of complementary or supplementary products or product candidates, technologies or businesses, as well as the risk factors described below under the heading Liquidity and Capital Resources - General, and under "Legal Proceedings", and in the sections outlined in the Company's most recent Annual Report on Form 10-K under "Business - Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements".

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

Visudyne, the Company's commercial product, is a photosensitizer for the treatment of wet age-related macular degeneration ("AMD"). Wet AMD is the leading cause of severe vision loss in people over the age of 50 in North America and Europe. Visudyne is marketed through the Company's alliance with Novartis Ophthalmics. The Company and Novartis Ophthalmics are currently investigating the use of Visudyne in additional ophthalmologic indications to expand the existing label. At the same time, the Company is pursuing development of Visudyne (referred to as verteporfin in non-ocular indications) in multiple basal cell carcinoma ("MBCC"), a form of skin cancer. The Company is also pursuing the development of other clinical candidates in the treatment of benign prostatic hyperplasia ("BPH"), a progressive condition that results from the excessive benign growth of prostatic tissue, and androgenetic alopecia, or male pattern baldness.

In addition to its research and development programs, the Company is actively exploring opportunities to expand its product pipeline by identifying, evaluating and acquiring rights to potential products and technologies developed by third parties, beyond PDT and the field of ophthalmology. The Company also intends to continue to explore strategic collaborations or acquisitions to facilitate its development and commercialization efforts.

The Company operates in a single reportable segment. The Company's profitability depends upon the commercial success of Visudyne in major markets worldwide and the achievement of product development objectives. As of September 30, 2003, the Company had an accumulated deficit of $17.1 million and total shareholders' equity of $406.1 million.

RECENT DEVELOPMENTS

In July of 2003, the Company entered into an agreement with Novartis Ophthalmics, whereby the Company received back certain rights which it had previously granted to Novartis Ophthalmics to develop and commercialize Visudyne (verteporfin) in non-ocular indications. The Company now has full rights to develop and commercialize Visudyne in multiple basal cell carcinoma ("MBCC") and has taken over the funding of the Phase III clinical trial of Visudyne (verteporfin) in MBCC.

On August 15, 2003, the Company completed a private placement of $172.5 million aggregate principal amount of 3% convertible senior notes due 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004. Under certain circumstances, the convertible senior notes are convertible into common shares of the Company at an initial conversion rate (subject to adjustment) of 56.1892 common shares per $1,000 aggregate principal amount of notes. This results in an initial conversion price of approximately $17.80 per share.

On August 11, 2003, the Company announced a share buy-back program. The share purchases will be made as a normal course issuer bid; the Company may purchase for cancellation up to a maximum of 5,000,000 common shares, being approximately 7.32% of the public float of 68,338,072 on August 11, 2003. All purchases will be effected in the open market through the facilities of the Toronto Stock Exchange or the Nasdaq National Market, in accordance with all regulatory requirements, and may be effected during the period commencing August 13, 2003 and ending August 12, 2004. The Company has not purchased any of its common shares as part of this program.

On September 9, 2003 the Company announced a favourable vote by the Medicare Coverage Advisory Committee ("MCAC") regarding questions relevant to the decision to be made by the U.S. Centers for Medicare and Medicaid Services ("CMS") on whether to expand the current reimbursement of Visudyne therapy to include patients with the occult form of CNV due to AMD. The MCAC is a consultative body of researchers, clinicians and consultants who advise CMS on scientific and clinical questions regarding Medicare coverage. CMS will consider the panel opinion when it evaluates whether the procedure should be covered in the population of Medicare beneficiaries who have AMD and occult with no classic CNV. A decision on this additional indication is expected before the end of 2003.

On September 18, 2003 the Company announced that the U.S. Food and Drug Administration (the "FDA") had granted fast track review status for Visudyne therapy for both the occult with no classic and the minimally classic CNV due to AMD. The designation means that the FDA will facilitate the development and expedite the review of Visudyne in such indications.

On October 16, 2003, the Company announced that health authorities in Japan approved Visudyne for the treatment of all types of CNV due to AMD. Approval for the laser device used in Visudyne therapy is required in Japan before treatment of patients may commence.

On October 23, 2003, the Company announced that results from the Phase II early retreatment (VER) study with Visudyne showed that the early retreatment regimen did not result in a significant improvement in vision outcomes over the standard retreatment regimen every three months. This study involved earlier and more frequent treatments in patients with predominantly classic lesions to reduce the risk of the initial moderate vision loss compared to the standard treatment of Visudyne. These data did reconfirm the vision benefits and safety shown in the original TAP or Treatment in Age-related macular degeneration with Photodynamic therapy study. The results will be presented at the upcoming American Academy of Ophthalmology meeting later in November.

CRITICAL ACCOUNTING POLICIES

In preparing the Company's consolidated financial statements, management is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, income taxes and contingencies. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following:

BASIS OF PRESENTATION

Effective December 31, 2002, the Company changed its primary accounting principles from Canadian GAAP to U.S. GAAP in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. Consequently, the consolidated financial statements of the Company for the three and nine month periods ended September 30, 2003 have been prepared in accordance with U.S. GAAP and for consistency, all prior period financial statements and financial information are also prepared in accordance with U.S. GAAP.

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

The financial information for the three and nine month periods ended September 30, 2002 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during that period. As a result of the translation into U.S. dollars for reporting purposes, Canadian dollar denominated balance sheet balances are reflected at current exchange rates. At September 30, 2003, the increase in the value of the Canadian dollar relative to the U.S. dollar since December 31, 2002, had the impact of increasing assets by $85.1 million, increasing liabilities by $27.7 million, and increasing the cumulative translation adjustment (other comprehensive income, in shareholders' equity) from $(25.3) million at December 31, 2002 to $28.4 million at September 30, 2003. Future fluctuations in the exchange rate of U.S. dollars to Canadian dollars will impact the reported value of the Company's assets, liabilities and other comprehensive income (loss). A 1% increase in the value of the U.S. dollar relative to the Canadian dollar would decrease the Company's reported assets at September 30, 2003 by $6.0 million, decrease liabilities by $2.0 million and decrease other comprehensive income (loss) by $4.0 million.

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

STOCK-BASED COMPENSATION

In accordance with the provisions of SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Estimates of fair value are determined using the Black-Scholes model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the Company is required to settle or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors, consistent with SFAS 123.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material impact on the Company's consolidated financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company's consolidated financial position or results of operations.

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

SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003.

The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The remaining provisions of SFAS No. 149 should be applied prospectively.

The Company adopted the provisions of SFAS No. 149 for all contracts entered into after September 30, 2003 and was not affected by Implementation Issues that would require earlier adoption. The Company does not expect that the adoption of this Statement will have a material impact on its results of operations and financial position.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that three types of financial instruments be reported as liabilities by their issuers: (1) Mandatorily redeemable instruments; (2) Forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; and (3) Certain financial instruments that include an obligation that may be settled in a variable number of equity shares, has a fixed or benchmark tied value at inception, and varies inversely with the fair value of the equity shares. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provision for pre-existing instruments beginning July 1, 2003. The adoption of this Statement did not have a material impact on the Company's results of operations and financial position.

RESULTS OF OPERATIONS

For the three months ended September 30, 2003, the Company recorded net income of $13.1 million, or $0.19 per common share as compared to $5.9 million, or $0.09 per common share for the three months ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $35.8 million, or $0.52 per common share as compared to $14.4 million, or $0.21 per common share for the nine months ended September 30, 2002.

REVENUES

REVENUE FROM VISUDYNE(R)

The Company's Revenue from Visudyne was determined as follows:

                                                           For the three months ended      For the nine months ended
                                                                 September 30,                   September 30,
                                                         ------------------------------- -------------------------------
(In thousands)                                                    2003            2002              2003           2002
-------------------------------------------------------- --------------- --------------- ---------------- --------------
Visudyne(R) sales by Novartis Ophthalmics                      $ 89,822        $ 70,418       $ 261,082      $ 210,065
Less:  Inventory and other costs                                 (7,492)         (5,468)        (21,740)       (17,062)
Less:  Sales, marketing and distribution costs                  (24,933)        (24,085)        (78,457)       (85,561)
                                                         --------------- --------------- ---------------- --------------
                                                               $ 57,397        $ 40,865       $ 160,885      $ 107,442
                                                         =============== =============== ================ ==============

QLT share of remaining revenue on final sale (50%)             $ 28,699        $ 20,433       $  80,442      $  53,721
Add:   Inventory costs reimbursed to QLT                          4,430           3,261          12,563          9,709
Add:   Other costs reimbursed to QLT                              4,029           2,783          10,762          8,849
                                                         --------------- --------------- ---------------- --------------

Revenue from Visudyne(R) as reported by QLT                    $ 37,158        $ 26,477       $ 103,767      $  72,279
                                                         =============== =============== ================ ==============


For the three months ended September 30, 2003, Revenue from Visudyne increased by 40% over the three months ended September 30, 2002. This increase was primarily due to a 28% increase in Visudyne sales, which resulted primarily from higher market penetration in markets outside the U.S. and favorable exchange rates. Favorable exchange rates contributed 7% of the 28% growth in sales.

For the nine months ended September 30, 2003, Revenue from Visudyne increased by 44% over the nine months ended September 30, 2002. This increase was primarily due to a 24% increase in Visudyne sales, which resulted primarily from higher market penetration in markets outside the U.S. and favorable exchange rates. Favorable exchange rates contributed 8% of the 24% growth in sales. In addition, lower sales, marketing and distribution costs by Novartis Ophthalmics, resulting from greater efficiency and a decline in advertising and promotion spending, also contributed to the increase in the Company's Revenue from Visudyne.

For the three month period ended September 30, 2003, approximately 52% of total Visudyne sales by Novartis Ophthalmics were in the United States, compared to approximately 59% for the same period in 2002. Approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States during the nine months ended September 30, 2003, compared to 60% for the same period in 2002.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners, which is recorded as contract research and development revenue. For the three months ended September 30, 2003, contract research and development revenue decreased 50% to $1.1 million, compared to $2.2 million for the same period in 2002. For the nine months ended September 30, 2003, contract research and development revenue decreased 33% to $3.5 million, compared to $5.2 million for the same period in 2002. For both the quarter and the nine months ended September 30, 2003, the decrease is due to the Company assuming full responsibility for the MBCC program and Novartis Ophthalmics assuming a higher proportion of activities on joint Visudyne ocular programs with the Company.


COSTS AND EXPENSES

COST OF SALES

For the three months ended September 30, 2003, cost of sales increased 32% to $6.2 million compared to $4.7 million for the same period in 2002. Cost of sales for the nine months ended September 30, 2003, increased 33% to $17.7 million compared to $13.3 million for the same period in 2002. These increases are due primarily to an increase in Visudyne sales in 2003 and a $1.2 million reduction in the provision related to non-completion of product inventory in the second quarter of 2002.

RESEARCH AND DEVELOPMENT COSTS

Research and development ("R&D") expenditures decreased 10% to $9.7 million for the three months ended September 30, 2003, compared to $10.7 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, R&D expenditures increased 10% to $32.6 million, compared to $29.6 million for the same period in 2002. The decrease for the three months ended September 30, 2003, when compared to the same period in 2002, was largely attributable to the reduced development spending due to the termination of the Company's tariquidar clinical trials.

The increase for the nine months ended September 30, 2003, when compared to the same period in 2002, was due to costs associated with trials for tariquidar in non-small cell lung cancer ("NSCLC") and for Visudyne in occult AMD. During the second quarter of 2003, the Company halted its Phase III tariquidar trials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the three months ended September 30, 2003, SG&A expenses increased 5% to $3.7 million compared to $3.5 million for the same period in 2002. For the nine months ended September 30, 2003, SG&A expenses decreased 19% to $10.1 million, compared to $12.5 million for the same period in 2002. The increase for the three months ended September 30, 2003, was a result of the increase in the value of the Canadian dollar relative to the U.S. dollar when compared to the same period in 2002. Without this negative foreign exchange impact, SG&A expenses would have been slightly lower than the same period in 2002.

The decrease for the nine months ended September 30, 2003, when compared to the same period in 2002, was attributable to higher absorption of overhead into inventory, lower legal and consulting fees, lower recruiting and relocation expenses, and savings from the workforce reduction in the fourth quarter of fiscal 2002.

DEPRECIATION EXPENSE

Depreciation expense relates to the depreciation of property and equipment. For the three and nine month periods ended September 30, 2003, depreciation expense of $0.8 million and $2.3 million, respectively, were flat in comparison to the same periods ended in 2002.

RESTRUCTURING

In the fourth quarter of fiscal 2002, the Company restructured its operations to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of fiscal 2002 related to severance and termination costs. During the second quarter of fiscal 2003 the Company reassessed its restructuring reserve based on expected remaining cash outlays for severance, termination benefits and other related costs, and accordingly reduced the reserve by $0.4 million. During the three months ended September 30, 2003, the Company completed final activities associated with the restructuring. The Company estimated that the restructuring will result in annual savings of $4.4 million. For the three and nine month periods ended September 30, 2003, the Company realized savings of approximately $1.1 million and $3.3 million, respectively.


OTHER INCOME AND EXPENSES

NET FOREIGN EXCHANGE GAINS

Details of the Company's net foreign exchange gains are as follows:

                                             For the three months ended               For the nine months ended
                                                   September 30,                            September 30,
                                        ------------------------------------- ------------------------------------------
(In thousands of United States dollars)        2003                 2002               2003                  2002
--------------------------------------- ---------------- -------------------- -------------------- ---------------------
Cash and cash equivalents                   $(5,060)              $  692             $(6,625)             $(1,070)
U.S. dollar long term debt                    5,354                    -               5,354                    -
Foreign exchange contracts                     (303)              (2,462)              6,960                 (349)
Foreign currency receivables and
payables                                        415                  785            $ (2,369)                 867
                                        ---------------- -------------------- -------------------- ---------------------
Net foreign exchange gains (losses)         $   406              $  (985)           $  3,320              $  (552)
                                        ================ ==================== ==================== =====================


Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on the Company's cash and cash equivalents, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the three months ended September 30, 2003, the Company recorded net foreign exchange gains of $0.4 million versus net foreign exchange losses of $1.0 million in the same period in 2002. Net foreign exchange gains for the nine months ended September 30, 2003 were $3.3 million in comparison to a $0.6 million loss for the same period in

2002. The gains in the three month period ended September 30, 2003 were from gains on U.S. dollar long term debt and foreign currency receivables and payables offset by losses on cash and foreign exchange contracts. The gains for the nine month periods ended September 30, 2003 were due to gains on the Company's U.S. dollar long term debt and foreign currency derivative financial instruments which more than offset losses on cash and foreign currency receivables and payables. (See Liquidity and Capital Resources - Interest and Foreign Exchange Rates)


INTEREST INCOME

For the three months ended September 30, 2003 interest income increased 74% to $2.4 million compared to $1.4 million for the same period in 2002. Interest income for the nine months ended September 30, 2003 was $6.1 million compared with $3.3 million for the nine months ended September 30, 2002, representing an increase of 82%. This increase was mainly a result of higher cash reserves, coupled with increased yields on the Company's short-term investments. The Company's treasury policy is focused on minimizing risk of loss of principal.

INTEREST EXPENSE

Interest expense comprised the interest payable on the 3% convertible senior notes issued on August 15, 2003, and amortization of deferred financial expenses related to the above placement. For the three and nine month periods ended September 30, 2003, interest expense increased to $0.8 million from nil.

OTHER GAINS (LOSSES)

For the three months ended September 30, 2003 other gains (losses) increased $2.2 million to $1.8 million compared to ($0.4) million for the same period in 2002. Other gains (losses) for the nine months ended September 30, 2003 were $1.8 million compared to ($0.2) million for the same period in 2002. The increase is related to the $1.8 million milestone payment received from Axcan Pharma Inc.


OUTLOOK FOR 2003

Based on recent sales results and current trends in Visudyne sales, the Company announced, on October 23, 2003, that it has updated its forecast range of 2003 Visudyne sales from $335-350 million to a new range of $350-355 million, which represents projected growth of 22% to 24% over 2002. The Company has also updated its net income per common share forecast for 2003 to $0.62 to $0.67. This update in net income per common share forecast reflects the new sales forecast and incorporates the shift in timing and priorities of the Company's development pipeline.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed operations, product development and capital expenditures primarily through the Company's proceeds from the commercialization of Visudyne, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.

At September 30, 2003, the Company had $461.0 million of available cash resources, comprising cash, cash equivalents and short-term investment securities, all of which were invested in liquid, investment-grade securities.

For the three months ended September 30, 2003, the Company generated $26.8 million of cash from operations, $167.7 million from the 3% convertible senior notes private placement, $0.8 million from stock option exercises, and used $1.3 million in purchases of property and equipment. This compared with $10.7 million generated from operations, $0.4 million from stock option exercises, and $0.5 million used in purchases of property and equipment in the same period in 2002. Cash flow from operations for the three months ended September 30, 2003 increased from the same period in 2002 as a result of increased net income ($7.2 million), the utilization of previously benefited tax losses ($5.5 million), a decrease in other assets ($5.5 million) mostly as a result of a deferred payment received from Axcan Pharma Inc. and lower levels of inventory in transit, fluctuation in accounts receivable ($1.8 million), an increase in other accrued liabilities ($1.5 million) due to interest on the convertible senior notes and related debt issue costs, manufacturing, and compensation, offset by an increase in inventory level during the quarter as compared to a decrease in inventory in the same period in 2002 ($3.2 million), a decrease in accounts payable ($0.8 million) due to cash outlays related to the halting of the Phase III trials for tariquidar in NSCLC, and by a reduction in deferred revenue ($2.2 million) on lower levels of inventory held by Novartis for sale. In aggregate, cash, cash equivalents and short-term investment securities increased by approximately $192.5 million during the three months ended September 30, 2003. Changes in foreign exchange rates had a negative impact of $0.4 million on cash, cash equivalents and short-term investment securities.

 For the nine months ended September 30, 2003, the Company generated $51.1 million of cash from operations, $167.7 million from the 3% convertible senior notes private placement, $3.5 million from stock option exercises, and used $3.5 million in purchases of property and equipment. This compared with $26.7 million generated from operations, $2.9 million from stock option exercises, and $1.4 million used in purchases of property and equipment in the same period in 2002. Cash flow from operations for the nine months ended September 30, 2003 increased from the same period in 2002 as a result of increased net income ($21.4 million), the utilization of previously benefited tax losses ($11.7 million), a decrease in other assets mostly as a result of lower levels of inventory in transit included in other assets and a deferred payment received from Axcan Pharma Inc. ($8.3 million), a higher level of accrued liabilities ($5.3 million) as compared to 2002 due to interest on the convertible senior notes and related debt issue costs, manufacturing and compensation, and fluctuations in accounts receivable ($0.8 million). This increase was offset by the increase in inventory level during the period as compared to a decrease in inventory in the same period in 2002 ($9.0 million), payment of severance and other benefits to terminated employees in 2003 as part of the Company's restructuring in the fourth quarter of 2002 ($2.4 million), and by a reduction in deferred revenue ($12.4 million) on lower levels of inventory held by Novartis for sale. In aggregate, cash, cash equivalents and short-term investment securities increased by $253.0 million during the nine months ended September 30, 2003. The effect of changes in foreign exchange rates contributed approximately $36 million to this increase.

INTEREST AND FOREIGN EXCHANGE RATES

The Company is exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. At September 30, 2003, the Company had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 80 days. If market interest rates were to increase immediately and uniformly by 10% of levels at September 30, 2003, the fair value of the portfolio would decline by an immaterial amount.

At September 30, 2003, the Company had $461.0 million in cash and short-term investments, with approximately $172.9 million denominated in U.S. dollars, and $172.5 million of U.S. dollar denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of the Company's U.S. dollar denominated cash and short-term investments will be mostly offset by the decline in the fair value of the Company's U.S. dollar denominated debt, resulting in an immaterial amount of unrealized foreign currency translation loss.

The Company enters into foreign exchange contracts to manage exposures to currency rate fluctuations related to its expected future net earnings and cash flows. The net unrealized gain in respect of such foreign currency contracts, as at September 30, 2003, was approximately $4.6 million.

The Company purchases goods and services primarily in Canadian and U.S. dollars and earns a significant portion of its revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.

LONG TERM OBLIGATIONS

During August, 2003, the Company completed a private placement of $172.5 million aggregate principal amount of 3% convertible senior notes due 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004. Under certain circumstances, the convertible senior notes are convertible into common shares of the Company at an initial conversion rate (subject to adjustment) of 56.1892 common shares per $1,000 aggregate principal amount of notes. This results in an initial conversion price of approximately $17.80 per share. On or after September 15, 2008, the Company may at its option redeem the notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. The Company will also have the option at any time to redeem for cash all, but not less than all, of the notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date, in the event of certain changes to Canadian withholding tax requirements. On each of September 15, 2008, 2013 and 2018, holders of the notes may require the Company to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, that date. On certain events, such as a change in control or termination of trading, holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by the Company. Total proceeds from the private placement were $167.6 million, net of debt issue costs of $4.9 million. The notes are senior unsecured obligations and rank equally with all of the Company's future senior unsecured indebtedness. The notes are effectively subordinated to all of the Company's future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables.

The Company's other material long-term obligations as of September 30, 2003 comprised the Visudyne supply agreements with contract manufacturers, clinical and development agreements, and operating lease commitments for office equipment. Details of these commitments are described in the Company's 2002 Annual Report on Form 10-K under the section "Liquidity and Capital Resources - Long Term Obligations".

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

--------------------------------------------------------------------------------
         PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1. LEGAL PROCEEDINGS

Certain of the Company's legal proceedings are discussed below and in Note 15 to the unaudited consolidated financial statements, "Contingencies". While the Company believes these proceedings are without merit and intends to vigorously defend against these claims, it is impossible to predict accurately or determine the eventual outcome of these proceedings.

The effect of a negative judgment or likely loss with respect to one or both of the below-mentioned claims, if any, will be recorded in the period it becomes determinable.

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

No trial has been scheduled in Civil Action No. 01-10747-EFH, and none is expected until the second half of 2004 at the earliest.

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



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) since July 1, 2003, the Company has issued and sold unregistered securities as follows:

              (1) On August 15, 2003, the Company sold $172.5 million aggregate principal amount of 3% convertible senior notes due 2023 (the "Notes") in a private placement to UBS Securities LLC and CIBC World Markets Corp., as placement agents and initial purchasers in the offering. The issuance of the Notes to the initial purchasers was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof. The initial purchasers thereafter offered and sold the Notes to qualified institutional buyers in reliance on Rule 144A under the Securities Act. We incurred approximately $(4.9) million of costs in connection with the issuance of the Notes. The Notes are senior unsecured obligations of the Company and are convertible into our common shares based on an initial conversion price of approximately $17.80 per share, subject to adjustment in certain circumstances, all as described elsewhere in this Quarterly Report on Form 10-Q. In connection with the Notes offering, the Company entered into a registration rights agreement with the initial purchasers pursuant to which the Company is required to (and has) filed a registration statement to register for resale the Notes as well as the shares issuable upon conversion thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits


             Exhibit
             Number      Description
             -------     -----------
              31.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

              31.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

              32.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

              32.2       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002


        (b) Reports on Form 8-K

          (i) On July 21, 2003, the Company reported, under "Item 5 - Other Events", that its alliance partner, Novartis, announced global Visudyne (R) (verteporfin) sales of approximately US$89.2 million for the quarter ended June 30, 2003. This represented an increase of 25% over sales in the second quarter of 2002.

          (ii) On July 23, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216 dated March 27, 2003, and pursuant to Item 12, "Disclosure of Results of Operations and Financial Conditions", the Company furnished its financial results for the quarter ended June 30, 2003. The full text of the press release announcing the Company's financial results for the quarter ended June 30, 2003 was filed as Exhibit 99.1 to this Current Report on Form 8-K.

         (iii) On August 11, 2003, the Company reported, under "Item 5 - Other Events", that it filed as exhibits to this Current Report on Form 8-K the Special Resolution and "Company Act" Amended Memorandum of QLT Inc. dated May 5, 2000, and certain material contracts.

          (iv) On August 11, 2003, the Company reported, under "Item 5 - Other Events", its intention to sell $150 million aggregate principal amount of convertible senior notes (the "Notes") due 2023, plus up to $22.5 million of Notes issuable upon the exercise of the initial purchasers' option, in a private placement. The Company also reported that it intended to repurchase up to $50 million of its common shares, subject to regulatory approval.

          (v) On August 12, 2003, the Company reported, under "Item 5 - Other Events", that it had agreed to issue $150 million of 3% convertible senior notes due 2003 by private placement and that the Toronto Stock Exchange had accepted the Company's notice of its intention to repurchase up to $50 million of its common shares through the Toronto Stock Exchange and/or the NASDAQ Stock Market.

          (vi) On August 13, 2003, the Company reported, under "Item 5 - Other Events", that the initial purchasers of its previously announced offering of $150 million 3.0% convertible senior notes due 2023 (the "Notes") had exercised their full option to acquire an additional $22.5 million aggregate principal amount of Notes.

         (vii) On September 9, 2003, the Company reported, under "Item 5 -
               Other Events", that a favourable vote by the Medicare Coverage Advisory Committee regarding questions relevant to the decision to be made by the U.S. Centers for Medicare and Medicaid Services
               (CMS) on whether to expand the current reimbursement of Visudyne
               (R) therapy to include patients with the occult choroidal neovascularization (CNV) due to age-related macular degeneration
               (AMD).

        (viii) On September 18, 2003 the Company reported, under "Item 5 -
               Other Events", that the U.S. Food and Drug Administration granted fast track review status to Visudyne therapy for both the occult with no classic and the minimally classic subfoveal choroidal neovascularization due to age-related macular degeneration patient populations.









SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         QLT INC.
                                           -------------------------------------
                                                       (Registrant)



Date:  November 13, 2003              By:  /s/ Paul J. Hastings
       -----------------                   -------------------------------------
                                           Paul J. Hastings
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:  November 13, 2003              By:  /s/ Michael J. Doty
       -----------------                   -------------------------------------
                                           Michael J. Doty
                                           Senior Vice-President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number        Description
-------       -----------
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
