Form 10-K
period 2003-12-31
QLT INC/BC
filed 2004-03-12
CIK 827809

    ========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-17082

                                    QLT INC.
             (Exact Name of Registrant as Specified in its Charter)

          BRITISH COLUMBIA, CANADA                           N/A
          (State or Other Jurisdiction of Incorporation or   I.R.S. Employer
                  Organization)                              Identification No.)

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

                        COMMON SHARES, WITHOUT PAR VALUE
                          COMMON SHARE PURCHASE RIGHTS
                                (Title of class)
                              -------------------

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

         As of June 30, 2003 the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S.$12.70, as reported on The NASDAQ Stock Market) was approximately U.S.$873,170,000.

         As of February 29, 2004 the registrant had 69,430,020 outstanding common shares.

    ========================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K will either be incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 26, 2004, or included as an amendment hereto, in each case within 120 days after our fiscal year, and in each case by directly supplying the information within the Form. A copy of the proxy statement may be obtained upon written request to the Corporate Secretary, QLT Inc., 887 Great Northern Way, Vancouver, British Columbia, Canada V5T 4T5.

CURRENCY AND ACCOUNTING STANDARD

In this Annual Report on Form 10-K all dollar amounts are in U.S. dollars, except where otherwise stated, and financial reporting is made in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Effective December 31, 2002, the Company adopted U.S. GAAP as its primary basis of disclosure on Form 10-K. In addition, on December 31, 2002, the Company adopted the U.S. dollar as its reporting currency. Prior to that date the Company reported in Canadian dollars and in accordance with Canadian generally accepted accounting principles ("Canadian GAAP").

The Company continues to maintain the Canadian dollar as its functional currency.

The Company has also prepared consolidated financial statements in accordance with Canadian GAAP and in U.S. dollars, which are available on the Company's website at: www.qltinc.com.

EXCHANGE RATE

         The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

                                           FISCAL YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------
                                 2003        2002        2001        2000       1999
                               --------    --------    ---------   --------   --------
High.....................      $ 1.5750    $ 1.6128    $  1.6023   $ 1.5600   $ 1.5302
Low......................        1.2923      1.5108       1.4933     1.4350     1.4440
Average..................        1.4008      1.5704       1.5487     1.4855     1.4858
Period End...............        1.2923      1.5800       1.5925     1.4995     1.4440

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

                                    QLT INC.

                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

Item 1.    BUSINESS................................................................................................

Item 2.    PROPERTIES..............................................................................................

Item 3.    LEGAL PROCEEDINGS.......................................................................................

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................

Item 5.    MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS...............................

Item 6.    SELECTED FINANCIAL DATA.................................................................................

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................

Item 9A.   CONTROLS AND PROCEDURES.................................................................................

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................................

Item 11.   EXECUTIVE COMPENSATION..................................................................................

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................

Item 14.   PRINCIPAL ACCOUNTANTS' FEES AND SERVICES..............................................................

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................

                                    QLT INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements of QLT Inc. ("QLT") within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy, anticipated future operating results, anticipated timing for and receipt of further reimbursement approvals for Visudyne therapy, the anticipated outcome of pending patent and securities litigation against QLT, the anticipated timing and progress of clinical trials, the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products, the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for QLT's other products, and statements regarding the intentions of QLT to expand its pipeline through strategic product or technology acquisitions. These statements are predictions only and actual events or results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics, a division of Novartis Pharma AG, to commercialize and market Visudyne, the outcome of pending patent and securities litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and QLT's other products, the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne, QLT's need to fund its operating activities, potential acquisitions or investments in products or technologies and the successful development or acquisition of complementary or supplementary products or product candidates, or technologies, as well as the risk factors described below under the headings "Business -- Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to the Consolidated Financial Statements".

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         QLT is a global bio-pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies to treat eye diseases, cancer and dermatological conditions. QLT was incorporated in 1981 under the laws of the Province of British Columbia. QLT is a pioneer in the field of photodynamic therapy ("PDT"), a field of medicine that uses photosensitizers (light-activated drugs) in the treatment of disease

         Visudyne(R), QLT's commercial product, is a photosensitizer used to treat choroidal neovascularization ("CNV") in patients with the wet form of age-related macular degeneration ("AMD"), the leading cause of severe vision loss in people over the age of 50 in North America and Europe, as well as other ocular conditions. Visudyne has been approved in over 70 countries, including the United States, Canada, Japan, Australia, New Zealand and those of the European Union, for the treatment of predominantly classic subfoveal CNV in AMD. In addition, Visudyne has been approved in over 50 countries for extended indications, including occult CNV, in the European Union, Japan, Australia and New Zealand, CNV due to pathologic myopia ("PM") in the United States, Canada and the European Union and CNV due to presumed ocular histoplasmosis syndrome ("OHS") in the United States.

         QLT is conducting clinical trials of its proprietary photosensitizer QLT0074 in the treatment of benign prostatic hyperplasia ("BPH"), the most common prostatic disease, and for androgenetic alopecia (male pattern baldness). QLT is also evaluating preclinically the use of QLT0074 in certain dermatological disorders.

         In addition to developing its proprietary PDT products in new indications QLT researches and develops other products by itself and in collaboration with other companies. The Company is actively exploring opportunities to expand its product pipeline by examining potential strategic acquisitions of products, product candidates, technologies or other businesses.

         References in this Form 10-K to "QLT" and the "Company" include QLT Inc. and/or one or more of its subsidiaries, unless the context indicates otherwise.

                     PRODUCTS APPROVED OR IN DEVELOPMENT (1)


          PRODUCT/INDICATION                           LOCATION(S)                         REGULATORY STATUS
-------------------------------------   ---------------------------------------------     -------------------
VISUDYNE(R)

 Predominantly classic subfoveal        Over 70 countries including the United            Approved
 choroidal neovascularization ("CNV")   States, Canada, Japan, Australia, New Zealand
 in age-related macular degeneration    and those of the European Union (2)
 ("AMD") ...........................

 Occult with no classic subfoveal CNV   Over 40 countries including Japan, Australia,     Approved
 in AMD.............................    New Zealand, Switzerland and those of the
                                        European Union

                                        United States                                     Phase III(3) study
                                                                                          ongoing

 Subfoveal CNV due to pathologic        Over 50 countries including the United            Approved
 myopia.............................    States, Canada, and those of the European
                                        Union

 Predominantly classic subfoveal CNV    United States                                     Approved
 due to presumed ocular
 histoplasmosis syndrome............

 Minimally Classic CNV in AMD...        Japan                                             Approved

                                        United States, Canada, European Union             Phase III study
                                                                                          commenced(4)

QLT0074

   Benign prostatic hyperplasia......   United States, Canada                             Phase I/II(5)
                                                                                          Ongoing study

   Androgenetic alopecia.............   Canada                                            Phase II(6)
                                                                                          Ongoing study

________

(1) The terms used in the above table and elsewhere are defined in this Annual Report on Form 10-K. In particular, see " -- Government Regulation".

(2) The European Union includes Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom.

(3) Enrollment in this study was completed in September 2003. 364 patients are enrolled at 43 centers in North America.

(4) A Phase III study to generate confirmatory data for regulatory submissions was commenced in 2003. Approximately 220 patients are expected to be enrolled in 45-50 centers in North America, the U.K. and Europe.

(5) This study commenced in March of 2003. It is a proof of concept study intended to evaluate safety and preliminary efficacy. (6) This study commenced in the third quarter of 2003. 96 patients are enrolled at 3 centers.

BUSINESS STRATEGY

         QLT's business strategy is to pursue expanded indications for Visudyne therapy and develop and commercialize other products with particular focus on the fields of ophthalmology, oncology, and dermatology. QLT intends to expand its product pipeline by pursuing opportunities for in-licensing and strategic acquisitions.

QLT'S PDT PRODUCTS

BACKGROUND

         Photodynamic therapy or PDT is a minimally invasive medical procedure that utilizes photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue (such as the formation of solid tumors and abnormal blood vessels). PDT is a two-step process. First, the photosensitizer is administered to the patient by intravenous infusion or other means, depending on the condition being treated. While circulating in the bloodstream, the photosensitizer attaches itself to molecules called lipoproteins. Because rapidly proliferating cells may require greater amounts of lipoproteins, the photosensitizer may accumulate more quickly and in higher concentrations in these cells than it does in normal cells. Second, a pre-calculated dose of non-thermal light is delivered at a particular wavelength to the target site to interact with the photosensitizer. The photosensitizer traps energy from the light and causes oxygen found in cells to convert to a highly energized form called "singlet oxygen" that causes cell death by disrupting normal cellular functions. Since the photosensitizer and light have no effect unless combined, PDT is a relatively selective treatment that minimizes damage to normal surrounding tissue and allows for multiple courses of therapy.

         Visudyne therapy is typically performed as an outpatient procedure with the goal of stopping or slowing the progression of wet AMD by selectively closing the abnormal blood vessels that form due to AMD without damaging normal vessels or photoreceptors.

         The most commonly noted side effect of photosensitizers is a transient skin sensitivity to bright light. Recipients of PDT are advised to avoid direct sunlight (or wear protective clothing) during the brief period of heightened skin sensitivity. Patients' indoor activities are unrestricted and patients are encouraged to undertake activities in ambient light, which helps to bring about inactivation of residual photosensitizer molecules in the skin by a process known as photobleaching. The period of skin photosensitivity varies among different photosensitizers and is related to the dose given.

         For external and ocular PDT applications (including in the treatment of AMD), non-laser light sources or diode lasers have been developed and are available to provide the necessary intensity of light required for PDT. For applications of PDT to internal organs, physicians use lasers and fiber optics to deliver the appropriate intensity of light to abnormal tissue. The wavelength, or color, of light is critical to the activation of the photosensitizer. Generally, a longer wavelength will penetrate tissue more deeply and thereby activate the photosensitizer deeper in the target tissue. See " -- Medical Devices for PDT".

VISUDYNE(R) THERAPY

         Visudyne is a photosensitizer developed by QLT and Novartis Ophthalmics, a division of Novartis Pharma AG, ("Novartis Ophthalmics") for the treatment of wet AMD, the leading cause of severe vision loss in people over the age of 50 in North America and Europe. QLT has been co-developing Visudyne with Novartis Ophthalmics since 1995 pursuant to a product development, manufacturing and distribution agreement which created a contractual alliance between the two companies. Under that alliance, QLT is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution. In this Annual Report on Form 10-K, the "alliance" or the "Alliance" refers to QLT and Novartis Ophthalmics.

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

         Wet AMD accounts for approximately 15% of all AMD cases and is responsible for approximately 90% of the severe vision loss associated with the disease. Based upon proprietary market research, QLT estimates that worldwide approximately 500,000 new cases of wet AMD develop annually, of which 200,000 develop in North America, approximately 200,000 develop in Europe and approximately 100,000 develop in the remainder of the world. Until Visudyne, no satisfactory treatment existed for approximately 85% to 90% of wet AMD cases.

Visudyne(R) Approvals

         Predominantly Classic CNV in AMD

         Visudyne has been approved for marketing for predominantly classic subfoveal CNV in AMD in over 70 countries, including the United States, Canada, Japan, Australia, New Zealand and those of the European Union.

         The Centers for Medicare and Medicaid Services ("CMS") in the United States (formerly the Health Care Financing Administration) issued their U.S. national coverage policy for Visudyne therapy in patients with predominantly classic subfoveal CNV secondary to AMD in 2001. In most provinces in Canada reimbursement for all or part of the Visudyne therapy has been approved. Predominantly classic reimbursement has also been approved in several countries in Europe, including France, Germany, Italy, Switzerland, Austria, Denmark, Greece, the Netherlands, Portugal and Spain.

         Occult with no Classic CNV in AMD

         In the "occult" form of wet AMD a different pattern of CNV leakage is evident, and patients present with lesions which do not contain any classic-like leakage which is detectable on fluorescent angiography. Visudyne has been approved for the occult form of CNV in over 40 countries, including Australia, New Zealand, Switzerland, Japan, and those of the European Union. The approvals in those countries (other than Japan, which came later, as described below under the heading "Regulatory Approvals in Japan") followed the two-year results from a trial (the "VIP - (Visudyne in Photodynamic Therapy) Occult Trial") conducted by the Company and Novartis Ophthalmics which indicated that Visudyne therapy reduces the risk of both moderate and severe vision loss in the additional population of patients with wet AMD who had lesions composed of occult CNV without classic components. (For more information regarding the status of regulatory approval and reimbursement for Visudyne therapy in the occult form of the disease, see "Expansion of Visudyne Therapy - Occult with no Classic CNV" below).

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

         Based on data from the Phase IIIb clinical studies for Visudyne therapy (referred to as the "VIP (Visudyne in Photodynamic Therapy) Trial") conducted by QLT and Novartis Ophthalmics, QLT has received regulatory approval of Visudyne for the treatment of subfoveal CNV due to PM in over 50 countries, including the United States, Canada and those of the European Union.

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

         The United States Food and Drug Administration (the "FDA") approved Visudyne for the treatment of subfoveal CNV secondary to OHS in 2001. The results of the Company's open label study showed Visudyne was safe in patients with OHS and that visual acuity improved from baseline by an average of one line on a standard eye chart at six months with 27% of patients experiencing a visual acuity improvement of three lines or more.

         Regulatory approval in Japan

         In October of 2003 health authorities in Japan approved Visudyne therapy for all types of subfoveal CNV in AMD. This approval followed a 12-month open label registration study of 64 patients at 5 centers. QLT and Novartis Ophthalmics submitted applications for marketing authorizations in Japan in April of 2002 and following the designation of Visudyne as an orphan drug in Japan in June of 1997. Regulatory approval in Japan for the laser devices used in Visudyne therapy was obtained by Carl Zeiss Co. Ltd., one of QLT's suppliers, in early 2004. The application for regulatory approval made by Lumenis Japan, Ltd., QLT's other supplier, is still pending. QLT'S application to authorities in Japan for reimbursement for Visudyne therapy is pending.

         Ongoing Development - Expansion and Improvement of Visudyne Therapy

         QLT and Novartis Ophthalmics are engaged in efforts to expand the indications for which Visudyne is approved to treat other forms of AMD and other ocular diseases. The Alliance is also continuing efforts to improve the effectiveness of Visudyne therapy by exploring alternative treatment regimens and combination therapies.

         Occult with no Classic CNV in AMD - the VIO Study

         QLT and Novartis Ophthalmics have initiated a Phase III clinical trial (referred to as the "VIO (Visudyne in Occult) Study") designed to confirm that Visudyne therapy is effective in reducing vision loss in patients who have occult with no classic subfoveal CNV secondary to AMD, in order to obtain regulatory approval for this indication in the United States. 364 patients are enrolled in the VIO Study at 43 centers and will be followed for 24 months. The Company expects to have 12-month results in the fourth quarter of 2004.

         The VIO Study is a follow-up study to the VIP Occult Trial which showed that at the 24-month examination 46% of all patients treated with Visudyne therapy lost less than three lines of vision, or 15 letters, on a standard eye chart (moderate vision loss) compared to 33% of patients on placebo (p=0.023). With respect to severe vision loss, 70% of Visudyne treated patients lost less than six lines of vision, or 30 letters, on a standard eye chart versus 53% of patients on placebo, representing a difference of 17% (p=0.001). At the 24-month time point, Visudyne also showed statistically significant outcomes for other visual acuity endpoints. QLT has since obtained marketing authorizations for the treatment of occult subfoveal CNV secondary to AMD in over 40 countries. QLT is pursuing the VIO Study to obtain marketing authorization for this indication in the United States.

         In January of 2004 the Centers for Medicare and Medicaid Services (CMS) announced their intention to expand the national coverage policy for Visudyne therapy to include reimbursement for patients with occult only subfoveal CNV and minimally classic CNV secondary to AMD for lesion sizes up to 4 disc areas and evidence of disease progression. Implementation of that coverage is anticipated during 2004. CMS had earlier declined to provide such reimbursement, which decision was announced in 2002 and constituted a reversal from the decision memorandum issued by the CMS in response to the 24-month data from the VIP Occult Trial. The CMS reconsidered its 2002 decision after convening a review of the data by an independent medical panel which recommended expansion of the reimbursement policy to include coverage for such patients. QLT is pursuing the VIO Study to obtain marketing authorization for this indication in the United States.

         Minimally Classic CNV in AMD - the VIM Investigation

         QLT and Novartis Ophthalmics initiated a Phase II clinical trial (referred to as the "VIM (Visudyne in Minimally Classic) Investigation") to study the efficacy and safety of a Visudyne therapy in-patients with minimally classic lesions of AMD in 2002. The VIM Investigation comprised of 117 patients. The 12-month results showed that the mean change in visual acuity scores of patients in both Visudyne treatment arms was statistically better than the mean change of those patients who received placebo. Based on the 12-month data, the Alliance decided to continue this study for 24 months, the results of which were announced in February of 2004. At 24-months patients treated with Visudyne had statistically significant better mean visual acuity score change, with a p-value of 0.02, or approximately 9 letters better than placebo patients, on a standard eye chart. . A Phase III trial to generate confirmatory data for regulatory submissions in respect of this indication was commenced in September of 2003. Approximately 220 patients are expected to be enrolled in 45-50 centers in Canada, the United Kingdom and Europe. Enrollment of new patients in U.S. centers was temporarily halted following the January 2004 announcement by the CMS of their intention to expand the national coverage policy for Visudyne therapy to include reimbursement for patients with minimally classic CNV for lesion sizes of up to 4 disc areas. Patients on study at the U.S. centers will continue to be followed. The targeted completion date for enrollment in this trial is the end of 2004 with 12-month results anticipated in 2005.

QLT0074

         QLT0074 is a proprietary photosensitizer to which QLT has all rights. QLT is currently developing QLT0074 for the treatment of benign prostatic hyperplasia and androgenetic alopecia (male pattern baldness), and is also exploring its application in other dermatological indications.

         In 2001, based on the results of preclinical studies, QLT initiated and completed a placebo-controlled Phase I study on healthy volunteers of both genders of QLT0074 administered by single and repeated intravenous infusions. Results showed that QLT0074 is a potent photosensitizer and is rapidly eliminated from the human body.

         Particulars of the ongoing clinical studies for QLT0074 are set out below.

Benign Prostatic Hyperplasia (BPH)

         Benign prostatic hyperplasia ("BPH") is the most common prostatic disease. According to the United States National Institute of Diabetes and Digestive and Kidney Diseases, over 50% of men in their sixties and older have symptoms of BPH. It is a progressive condition that results from an excessive benign growth of prostatic tissue. The majority of patients with this disease will experience developing symptoms of urinary obstruction (lower urinary tract symptoms) of progressive severity. The management of BPH symptoms parallels the severity of the symptoms. Initially, watchful waiting is recommended, followed by pharmacological treatment, minimally invasive therapy, and finally prostate resection.

         Preclinical studies completed by QLT in 2002 support the hypothesis that PDT with QLT0074 may be useful in the treatment of BPH. In March 2003 QLT commenced a Phase I/II proof of concept clinical study of QLT0074 in BPH to evaluate safety and preliminary efficacy. The Company expects results from this trial by the end of 2004.

Androgenetic Alopecia

         Androgenetic alopecia (male pattern baldness) is a widespread condition for which many men seek treatment. Present pharmacological therapies have limited efficacy and have certain limitations or pose inconveniences. Hair transplants provide satisfactory outcomes but are costly and invasive.

         Preclinical studies conducted by QLT in 2001 suggest that under certain conditions, PDT with QLT0074 may be useful in this indication. QLT conducted a Phase I/II proof of concept clinical study with QLT0074 to evaluate safety and preliminary efficacy commencing in October of 2002. In October of 2003, QLT commenced a Phase II study, enrollment in which was completed in February of 2004. 96 patients are enrolled at 3 study sites. Six-month results from the Phase II study are expected to become available by the end of the third quarter of 2004.

STRATEGIC ALLIANCE - NOVARTIS OPHTHALMICS

         NOVARTIS OPHTHALMICS. In 1995 the Company entered into an agreement (the "NVO Co-Development Agreement") with Novartis Ophthalmics to pursue worldwide joint development and commercialization of PDT products, including Visudyne, as potential treatments for certain eye diseases through the Alliance. Under the terms of that agreement, QLT is responsible for 40% to 50% of research and development costs for Visudyne, and Novartis Ophthalmics is responsible for the remaining 50% to 60% of such costs. QLT is responsible for the manufacturing and product supply of Visudyne and Novartis Ophthalmics is responsible for marketing and distribution. QLT and Novartis Ophthalmics share equally the profits realized on revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties).

PRODUCT MANUFACTURING

         QLT does not own or operate any manufacturing facilities at present.

         The company is currently constructing a Pilot Manufacturing Facility ("PMF") within its existing headquarters facility. The PMF, which will produce clinical trial material for development programs, is projected to cost $10 million, of which approximately $1.5M has been spent through December 31, 2003. The facility is expected to be operational and qualified by the end of 2004.

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

         Diode laser systems required for Visudyne therapy are manufactured and sold by two medical device companies, Zeiss-Meditic ("Zeiss") (formerly Carl Zeiss, Inc.) and Lumenis Ltd. ("Lumenis"), formerly Coherent Inc. The Alliance collaborates with Lumenis and Zeiss for the supply of lasers for use in conjunction with Visudyne therapy. Both Lumenis and Zeiss have portable diode lasers that have been commercially approved for use with Visudyne in the U.S., Europe and elsewhere. Approximately 1,700 of these diode lasers have been placed with medical facilities. With the FDA's approval of the device applications, QLT transferred ownership of the regulatory approvals for the Lumenis and Zeiss laser products to the respective companies. See " -- Government Regulation - Regulation of Combination Products".

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

         Although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to its validity or as to enforceability of its claims. Accordingly, there can be no assurance that QLT's patents will afford legal protection against competitors, or can there be any assurance that the patents will not be infringed by others or that others will not obtain patents that QLT would need to license.

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

GOVERNMENT REGULATION

         OVERVIEW. All drugs developed or marketed in the United States, including Visudyne, are subject to extensive and rigorous regulation by the United States federal government, principally the FDA, and by state and local governments in the United States. The regulatory clearance process is lengthy, expensive and uncertain. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), and other federal statutes and regulations, govern or influence the development, design, testing, manufacture, labeling, storage, approval, advertising, promotion, sale and distribution of such products. Failure to comply with applicable FDA and other regulatory requirements can result in sanctions being imposed on QLT or the manufacturers of its products, including warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the U.S., refusals of the FDA to grant approval of drugs or to allow QLT to enter into government supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

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

         Drugs manufactured or distributed pursuant to FDA approvals are subject to comprehensive and continuing regulation by the FDA and certain state agencies. Manufacturers are subject to inspection by the FDA and those state agencies, and must comply with the host of regulatory requirements that apply to drugs marketed in the U.S., including the FDA's labeling regulations, Good Manufacturing Practice ("GMP") requirements, adverse event reporting (requirements that a manufacturer report to the FDA certain types of adverse events involving its products), and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. Non-compliance with applicable regulatory requirements could result in enforcement action by the FDA, which could have a material adverse effect on QLT.

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

         Clinical testing involves the administration of a drug to human volunteers under the supervision of a qualified principal investigator, usually a physician, pursuant to an FDA reviewed IND protocol. Each clinical study is conducted under the auspices of an Institutional Review Board ("IRB") in respect of each of the clinical sites at which the study will be conducted. An IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the clinical site. Human clinical trials typically are conducted in three sequential phases, but the phases may overlap. Phase I clinical studies consist of testing the product in a small number of patients or normal volunteers, primarily for safety, in one or more dosages, as well as characterization of a drug's pharmacokinetic and/or pharmacodynamic profile. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population. Phase III clinical studies typically involve additional testing for safety and clinical efficacy and an expanded population at geographically dispersed sites. A clinical plan, or "protocol," accompanied by the approval of an IRB, must be submitted to the FDA prior to commencement of each Phase of clinical study. All patients involved in a clinical study must provide informed consent prior to their participation. The FDA may order the temporary or permanent discontinuance of a clinical study at any time for a variety of reasons, particularly if safety concerns exist. These clinical studies must be conducted in conformance with the FDA's bioresearch monitoring regulations.

         A Company seeking FDA approval to market a new drug that is a new chemical entity must file a New Drug Application (an "NDA") with the FDA pursuant to the FDC Act or a Market Authorization Application ("MAA") in Europe. In addition to reports of the preclinical and clinical trials conducted under an effective IND application, the NDA includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, details on the manufacture of finished products and proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process generally takes one to three years to complete, although reviews of treatments for cancer, AIDS, and other life-threatening or seriously debilitating diseases may be accelerated, expedited or subject to fast track handling. The process may take substantially longer if, among other things, the FDA has questions or concerns about the safety and/or efficacy of a product. In general, the FDA requires at least two properly conducted, adequate and well-controlled clinical studies demonstrating efficacy with sufficient levels of statistical and clinical significance. However, additional information may be required. For example, the FDA also may request long-term toxicity studies or other studies relating to product safety or efficacy. Notwithstanding the submission of such data, the FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval and may not approve the NDA. Finally, the FDA may require additional clinical tests following NDA approval to confirm safety and efficacy (Phase IV clinical studies).

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

         Among the requirements for product approval is the requirement that the prospective manufacturer conform to the FDA's current GMP regulations for drugs. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in product, record keeping and quality control to assure that the product meets applicable specifications and other requirements. In addition, advertising and promotional materials relating to QLT's drugs are subject to regulation by the FDA. The FDA periodically inspects manufacturing facilities in the U.S. and abroad in order to ensure compliance with applicable GMP requirements and all other regulatory requirements. Failure of QLT or QLT's contract manufacturers of Visudyne to comply with the FDA's GMP regulations or other FDA regulatory requirements could have a significant adverse effect on QLT's business, financial condition and results of operations. See " -- Product Manufacturing".

         QLT currently has active INDs for the ongoing clinical trials for Visudyne and for QLT0074 (BPH and androgenetic alopecia). It is uncertain if and when QLT will submit NDAs for any of these drugs for any of the studied indications. There can be no assurance that any of these studies will be completed or, if completed, will demonstrate that the drugs are safe and effective for their intended uses, nor can assurance be given that approval will be granted by the FDA on a timely basis, or at all, for any of these drugs for the studied indications.

         REGULATION OF COMBINATION PRODUCTS. Medical products containing a combination of drugs, including biologic drugs or devices may be regulated as "combination products" in the U.S. A combination product generally is defined as a product comprised of components from two or more regulatory categories (drug/device, device/biologic, drug/biologic, etc.). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, including a biologic drug, or device.

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

         QLT is aware of a number of competitors or potential competitors developing therapies in markets of interest to QLT, including AMD. Eyetech Pharmaceuticals, Inc., which is in partnership with Pfizer Inc. with respect to their anti-VEGF aptimer, has reported results from its ongoing Phase II/III clinical trials of its product candidate for the treatment of wet AMD and announced its intention to file an NDA for all forms of wet AMD during the third quarter of 2004. QLT believes that Pfizer, Genentech, Inc. (in collaboration with Novartis Pharma AG), Alcon Laboratories, Inc., Iridex Corporation, Genaera Corporation and GenVec, Inc. are also developing or may develop competitive therapies targeted for AMD employing different technologies. We also believe that Visudyne could be competing against surgical or other treatments for AMD, including macular translocation, submacular surgery and laser photocoagulation, among others

         QLT is also aware that other companies are engaged in the development of products that might become competitive to QLT's products, but none are considered as advanced as those of the companies' mentioned above.

         QLT believes that these competitors are or might be conducting preclinical studies and clinical testing on their own or with certain third parties in various countries for a variety of diseases and medical conditions in which we have ongoing development programs. These and other companies also may be involved in competitive activities of which we are not aware.

         An important competitive factor is the timing of market introduction of products by QLT or its competitors. Accordingly, the relative speed with which QLT and QLT's present and future collaborative partners can develop products, complete the clinical trials and approval processes and supply commercial quantities of products to the market is critical. QLT does not believe that regulatory approval for the products of the competitors named above would be obtainable before the end of 2004 at the earliest.

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

         When the head office site and the adjacent site were purchased (in 1998 and 2001, respectively) the vendors provided QLT with a Certificate of Compliance, issued by the Ministry of Environment, Lands and Parks of the Province of British Columbia, confirming that the land met environmental standards and regulations as prescribed or required under the Waste Management Act (British Columbia).

         In addition, QLT has an indemnification from the vendor of both properties concerning future environmental liabilities associated with the property. See " -- Properties".

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 2003, 2002, and 2001, QLT's total research and development expenses were $ 44.9 million, $42.3 million and $42.9 million respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

HUMAN RESOURCES

         As of February 29, 2004, QLT had 329 employees, of which 197 were engaged in research, development, clinical and regulatory affairs, manufacturing and process development, and medical devices. 132 of these employees were engaged in administration, commercial operations and materials management, corporate communications, corporate development, finance, information technology, human resources and marketing and sales planning. All QLT employees are located in Canada. None of QLT's employees belong to a labor union and QLT considers its relationship with its employees to be good. QLT believes it offers competitive compensation, incentive and fringe benefit programs, which include equity participation plans.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Set out below is certain information with respect to the Company's executive officers as of February 29, 2004:

                  NAME                   AGE                          POSITION
-------------------------------------    ---     ---------------------------------------------------------
Paul J. Hastings.....................    44      President, Chief Executive Officer and Director

Mohammad Azab, M.D...................    48      Executive Vice President, Research and Development and
                                                 Chief Medical Officer

Robert L. Butchofsky.................    42      Vice President, Marketing and Sales Planning

Alain H. Curaudeau...................    47      Senior Vice President, Project Planning and Management

Michael J. Doty......................    57      Senior Vice President and Chief Financial Officer

Therese Hayes........................    37      Vice President, Corporate Communications and Investor
                                                 Relations

Linda M. Lupini......................    44      Senior Vice President, Human Resources and
                                                 Administration

William J. Newell....................    46      Senior Vice President and Chief Business Officer

Maurice Wolin, M.D...................    46      Vice President, Scientific Affairs and Clinical  Research

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

Dr. Azab became Executive Vice President, Research and Development and Chief Medical Officer in 2003. Prior to joining QLT, Dr. Azab spent five years with Zeneca Pharmaceuticals in Manchester, England, where he was responsible for international clinical development of oncology and gynaecology drugs and three years with Sanofi as worldwide medical manager of oncology. Dr. Azab has been actively involved in the development of several currently approved drugs mainly in the fields of oncology and ophthalmology. Before joining industry, Dr. Azab practiced as an oncologist and lectured in oncology at the Institute Gustave Roussy, the University of Paris-Sud in France and at Cairo University in Egypt. Dr. Azab has authored over one hundred papers and abstracts and is a member of the American Society of Clinical Oncology and the European Society of Medical Oncology. Dr. Azab obtained his medical degree from Cairo University and post-graduate degrees from the University of Paris-Sud and the University of Pierre and Marie Curie in France. Dr. Azab also has a Masters of Business Administration degree from the Richard Ivey School of Business, University of Western Ontario, Canada.

         Robert L. Butchofsky joined QLT in 1998 as Associate Director, Ocular Marketing and was appointed Vice President, Marketing and Sales Planning in September 2001. Mr. Butchofsky is now responsible for the ongoing marketing of Visudyne as well as the potential creation of a specialty sales force to market new products currently in development. Prior to joining QLT, Mr. Butchofsky spent eight years at Allergan where he built an extensive background with ocular products and Botox(R), including sales, health economics, worldwide medical marketing, and product management. Prior to joining Allergan, Mr. Butchofsky spent several years managing clinical trials at the Institute for Biological Research and Development. Mr. Butchofsky holds a Bachelor of Arts degree in Biology from the University of Texas and a Masters of Business Administration from Pepperdine University.

         Alain H. Curaudeau joined QLT in 2000 as Vice President, Project Planning and Management and was promoted to Senior Vice President, Project Planning and Management in July 2001. He came to QLT with extensive global experience in pharmaceutical R&D after serving more than 15 years with Rhone-Poulenc Rorer , a major international pharmaceutical company. Mr. Curaudeau's tenure with RPR included 14 years of progressively senior positions in project management, in France and in the U.S. Most recently he was designated head of Project Management for Aventis, a new company formed in 1999 by the merger between Rhone-Poulenc Rorer and Hoechst AG. Mr. Curaudeau holds a Bachelors and Masters degree in Pharmacy from the University of Chatenay-Malabry, Paris, France. He is also a graduate of the Toxicology and Pharmacokinetics Programs from the same university and received academic training in toxicological pathology from the National Veterinary School in Toulouse, France.

         Michael J. Doty joined QLT as Senior Vice President and Chief Financial Officer of the Company in November 2001. Mr. Doty is a Certified Public Accountant with more than 25 years of experience in a wide range of financial, administrative and planning positions at companies such as 3M, Honeywell, Inc. and Reckitt & Colman, PLC (now Reckitt Benckiser PLC). Prior to joining QLT, from May 1999 to October 2001, he was Senior Vice President and Chief Financial Officer of Inamed Corporation, a global manufacturer and marketer of medical devices. From 1997 to 1999, Mr. Doty was the Vice President and Chief Financial Officer of O-Cedar Brands, Inc., a private consumer product company based in Cincinnati, and from 1994 to 1997, he was the Vice President and Chief Financial Officer of White Systems, Inc., a manufacturer and software developer. Mr. Doty holds Bachelor of Chemistry, Institute of Technology and Bachelor of Science, Business Administration degrees from the University of Minnesota and a Master of Business Administration degree from the University of St. Thomas.

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

         Maurice Wolin M.D. joined QLT in June of 2003 as Vice President, Clinical Research and Medical Affairs, and became Vice President Scientific Affairs and Clinical Research in February 2004. Before joining QLT, Dr. Wolin served as Vice President, Oncology Research and Development at Chiron Corporation. He held various positions of increasing responsibility in research and development and medical affairs within Chiron between 1996 and 2003, and was most recently responsible for directing all development efforts in Chiron's oncology programs. Dr. Wolin is a board-certified hematologist/oncologist and is a member of the American Society of Clinical Oncology and the American Society of Hematology. Before joining the pharmaceutical industry, he was an Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Wolin received his M.D. from the State University of New York at Buffalo Medical School.

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

FUTURE SALES FROM VISUDYNE MAY BE LESS THAN EXPECTED.

         Our prospects are highly dependent on increasing the sales of our only commercial product, Visudyne. Our revenues to date have consisted largely of revenue from product sales of Visudyne. If sales of Visudyne decline or fail to increase, it would have a material adverse effect on our business, financial condition and results of operations.

         A number of factors may affect the rate and breadth of market acceptance of Visudyne, including:

         - perceptions by physicians and other members of the health care community regarding the safety and efficacy of Visudyne;

         -        patient and physician demand for Visudyne;

         -        Novartis Ophthalmics' effectiveness in marketing and selling
                  Visudyne;

         - reimbursement policies of various government and third-party payors;

         - the results of product development efforts for new indications for Visudyne;

         -        availability of sufficient commercial quantities of Visudyne;

         - the placement and maintenance of a sufficient number of laser systems or suitable alternate light sources in medical facilities;

         - price increases of Visudyne, and the price of Visudyne relative to other drugs or competing treatments;

         - the need for retreatment of Visudyne throughout the treatment process not approximating retreatment rates during clinical development;

         - the scope and timing of additional marketing approvals and favorable reimbursement programs for expanded uses of Visudyne;

         - increased competition for Visudyne from new or existing products, which may demonstrate better safety, efficacy or cost-effectiveness than Visudyne;

         - adverse side effects or unfavorable publicity concerning Visudyne or other drugs in its class; and

         - a decline in the incidence rates of wet AMD, such as might result if preventative treatments in development are successful.

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN AND LIKELY TO FLUCTUATE.

         Until the fourth quarter of 2000, we had a history of operating losses. Although we were profitable for the years 2000, 2001, 2002 and 2003, future operating performance and profitability is not certain. Our accumulated deficit at December 31, 2003 was approximately $8.1 million.

         Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, some of which are fixed in the short term, we assume that revenues will continue to grow. Even a relatively small revenue shortfall or a small increase in operating expenses may cause a period's results to be below expectations. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:

         -        lower than expected revenues from sales of Visudyne;

         - changes in pricing strategies for Visudyne, including implementation of price increases or decreases for Visudyne;

         -        changes in reimbursement levels for Visudyne;

         - seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months;

         - high levels of marketing expenses for Visudyne, such as may occur upon the launch of Visudyne in a new market;

         -        fluctuations in currency exchange rates;

         - unfavorable outcome of pending patent and securities litigation against the Company;

         - higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne and our other product candidates;

         - increased operating expenses as a result of product, technology or other acquisitions or business combinations; and

         -        a reduction in the incidence rate of wet AMD.

OUR PRODUCTS IN DEVELOPMENT MAY NOT ACHIEVE FAVORABLE RESULTS, MAY FAIL TO ACHIEVE REGULATORY APPROVALS OR MARKET ACCEPTANCE, OR MAY ENCOUNTER DIFFICULTIES WITH PROPRIETARY RIGHTS OR MANUFACTURING.

         Our success depends on our ability to successfully develop and obtain regulatory approval to market new pharmaceutical products. Development of a product requires substantial technical, financial and human resources even if such product development is not successfully completed. The outcome of the lengthy and complex process of new product development is inherently uncertain.

         Our potential products may appear to be promising at various stages of development yet fail to reach the market for a number of reasons, including:

         - lack of sufficient treatment benefit or unacceptable safety issues during preclinical studies or clinical trials;

         -        lack of commercial market opportunity;

         - results from preclinical and early clinical studies not predictive of results obtained in large-scale clinical trials;

         - unfavorable data during a clinical trial causing us to determine that continuation of the trial is not warranted. For example, in May of 2003 the Company halted its two Phase III studies of tariquidar in non-small cell lung cancer after a review of safety and efficacy data by the Independent Data Safety Monitoring Committee;

         - the FDA or other regulatory authorities suspending our clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks;

         - failure to receive necessary regulatory approvals after completion of clinical trials;

         -        existence of conflicting proprietary rights of third parties;

         - inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards; and

         - other business imperatives causing us to curtail a particular development program.

         Additional regulatory approvals will also be needed to expand the uses for which Visudyne may be marketed in the United States and the European countries and other markets where it is already approved or applications are pending, and those approvals may be delayed, may not be obtained or may be more limited than anticipated. We may lose market opportunities resulting from delays and uncertainties in the regulatory approval process for new indications involving Visudyne and other products in development.

IF WE DO NOT ACHIEVE OUR PROJECTED DEVELOPMENT GOALS IN THE TIME FRAMES WE ANNOUNCE AND EXPECT, THE COMMERCIALIZATION OF OUR PRODUCTS MAY BE DELAYED AND, AS A RESULT, OUR STOCK PRICE MAY DECLINE.

         From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

FAILURE OF NOVARTIS OPHTHALMICS TO EFFECTIVELY MARKET VISUDYNE WOULD REDUCE POTENTIAL REVENUES.

         A significant portion of our revenues depends on the efforts of Novartis Ophthalmics in promoting and selling Visudyne. If Novartis Ophthalmics does not dedicate sufficient resources to the promotion and sale of Visudyne, or if Novartis Ophthalmics fails in its marketing efforts, or if marketing and distribution expenses are excessive, the revenues we receive from the sale of Visudyne would decrease and our business and operating results would be adversely affected.

VISUDYNE SALES ARE WORLDWIDE, AND CURRENCY FLUCTUATIONS MAY IMPAIR OUR REPORTED FINANCIAL RESULTS.

         Our product Visudyne is marketed worldwide. In 2003, approximately 51% of total Visudyne sales were in the United States, with Europe and other markets responsible for the remaining 49%. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. The Canadian dollar is our functional currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the currencies in which we do business, particularly the U.S. dollar, the Euro, the Canadian dollar and the Swiss franc, have caused and could continue to cause significant foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We engage from time to time in currency hedging techniques to mitigate the impact of currency fluctuations on our financial results and cash flows, but we cannot be assured that our strategies will adequately protect our operating results or balance sheet from the full effects of exchange rate fluctuation.

WE ARE DEPENDENT ON THIRD PARTIES TO DEVELOP AND COMMERCIALIZE SELECT PRODUCT CANDIDATES.

         Our strategy for the research, development, manufacture and marketing of Visudyne and our other products includes entering into various arrangements with third parties and therefore is dependent on the subsequent success of these third parties in performing their responsibilities under such arrangements. Although we believe that parties to such arrangements have an economic incentive to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities generally are not under our control. We cannot predict whether such parties, including Novartis Ophthalmics, will perform their obligations as expected or whether significant revenue will be derived or sustained from such arrangements. To the extent such parties do not perform adequately under our various agreements with them, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated.

         In some cases, these agreements may be terminated by the other party with limited notice, and, in certain circumstances, the other party may acquire certain rights to the products under development upon termination.

IN THE FIELD OF PDT, WE ARE DEPENDENT ON THE SUCCESS AND CONTINUED SUPPLY OF THIRD-PARTY MEDICAL DEVICE COMPANIES WITH COMPLEMENTARY LIGHT SOURCE AND LIGHT DELIVERY DEVICES BY THIRD PARTY SUPPLIERS.

         We currently depend on two third party suppliers to provide the laser light delivery devices for Visudyne therapy. Because PDT requires a light source, and in some instances a light delivery system, to be used in conjunction with our photosensitizers, we are dependent on the success of these medical device companies in placing and maintaining light sources with the appropriate medical facilities and in distributing the light delivery systems. If the medical device companies with whom we or Novartis Ophthalmics have strategic relationships cease to carry on business, or if, as a result of industry consolidation, financial down-turn or for other reasons, they no longer supply complementary light sources or light delivery systems or if they are unable to achieve the appropriate placements of light sources and ensure an uninterrupted supply of light delivery systems, sales of Visudyne and our revenues from the sale of Visudyne may be adversely affected. We may not be able to secure additional or replacement arrangements with other satisfactory medical device companies to complement or replace the activities of our current providers.

WE MAY BE UNABLE TO HAVE MANUFACTURED OR CONTINUE TO HAVE MANUFACTURED EFFICIENTLY COMMERCIAL QUANTITIES OF VISUDYNE OR OUR OTHER PRODUCTS IN COMPLIANCE WITH FDA AND OTHER REGULATORY REQUIREMENTS OR OUR PRODUCT SPECIFICATIONS.

         Our ability to conduct clinical trials and commercialize Visudyne and our other products, either directly or in conjunction with others, depends, in large part, on our ability to have such products manufactured at a competitive cost and in accordance with FDA and other regulatory requirements as well as our product specifications. Our contract manufacturers' manufacturing and quality procedures may not achieve or maintain compliance with applicable FDA and other regulatory standards or product specifications, and, even if they do, we may be unable to produce or continue to produce commercial quantities of Visudyne and our other products at an acceptable cost or margin.

         If current manufacturing processes are modified, or the source or location of our product supply is changed (voluntarily or involuntarily), regulatory authorities will require us to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in the clinical trials or products previously approved. Any such modifications to the manufacturing process or supply may not achieve or maintain compliance with the applicable regulatory requirements or our product specifications. In many cases, prior approval by regulatory authorities may be required before any changes can be instituted.

         If our manufacturers produce one or more product batches which do not conform to FDA, other regulatory requirements, or our product specifications, or if they introduce changes to their manufacturing processes, our manufacturing expenses may increase materially, our product inventories may be reduced to unacceptable levels and/or our ability to meet demand for Visudyne may be detrimentally impacted. For example, during November 2003 two Visudyne batches did not pass quality inspection and product inventories and our revenues were negatively impacted (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 in Notes to the Consolidated Financial Statements).

         We depend on several third parties in the United States, Canada, Europe and Japan to manufacture Visudyne, and if such third parties fail to meet their respective contract commitments, we may not be able to supply or continue to supply commercial quantities of the product or conduct certain future clinical testing.

THE SUCCESS OF VISUDYNE AND OUR OTHER PRODUCTS MAY BE LIMITED BY GOVERNMENTAL AND OTHER THIRD-PARTY PAYORS.

         The continuing efforts of governmental and third-party payors to contain or reduce the costs of health care may negatively affect the sale of Visudyne and our other products. Our ability to commercialize Visudyne and our other products successfully will depend in part on the timeliness of and the extent to which adequate reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the US and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices, which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. Significant uncertainty exists as to the reimbursement status of newly approved therapeutic products or newly approved product indications.

         Third-party payors are challenging the price and cost-effectiveness of medical products and services, and the adoption of new legislation and regulations affecting the pricing of pharmaceuticals could further limit reimbursement for medical products and services. To the extent such governmental or private third-party payors introduce reimbursement changes which affect Visudyne or our current or future product candidates, sales of such products could be negatively affected. For example, in the United States, the US Congress recently introduced legislation that has changed the methodologies under which the Medicare program reimburses for office-administered therapies. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 reduced the rate of reimbursement for Visudyne and certain other drugs by allowing reimbursement based on 85% of the average wholesale price, down from 95%. QLT has requested an exception for the rate adjustment for 2004, but there can be no assurance that such exception will be granted.

         There can be no assurance that any of our applications or re-applications for reimbursement for all or any component of Visudyne therapy will result in approvals or that our current reimbursement approvals will not be reduced or reversed in whole or in part.

PATIENT ENROLLMENT MAY NOT BE ADEQUATE FOR OUR CURRENT TRIALS OR FUTURE CLINICAL TRIALS.

         Our future prospects could suffer if we fail to develop and maintain sufficient levels of patient enrollment in our current or future clinical trials. Our willingness and ability to complete clinical trials is dependent on, among other factors, the rate of patient enrollment, which is a function of many factors, including:

         -        the nature of our clinical trial protocols or products;

         - the inability to secure regulatory approval to modify previously approved clinical trial protocols;

         -        the existence of competing protocols;

         -        the size and longevity of the target patient population;

         -        the proximity of patients to clinical sites;

         -        the eligibility criteria for the trials; and

         -        the patient dropout rates for the trials.

         For example, the Company has recently temporarily halted U.S. enrollment in our VIM trial which might result in a delay in our meeting the targeted enrollment completion date of end of 2004. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could materially harm our future prospects.

VISUDYNE AND OUR OTHER PRODUCTS MAY EXHIBIT ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

         Even after approval by the FDA and other regulatory authorities, Visudyne and our other products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. New unexpected side effects not previously observed during clinical trials could emerge in the future. The manifestation of such side effects could cause our business to suffer. In some cases, regulatory authorities may require labeling changes that could add warnings or restrict usage based on unexpected side effects seen after marketing a drug.

WE MAY FACE COMPETITION AND NOT BE SUCCESSFUL IN ADDRESSING IT.

         We may be unable to contend successfully with current or future competitors. The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and bio-pharmaceutical companies, many of which have access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals.

         We are aware of certain products manufactured or under development by competitors that are used for the prevention and treatment of certain diseases that we have targeted for product development. The existence of these products, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of our products.

         We are aware of a number of competitors developing treatments for AMD, including Eyetech Pharmaceuticals, Inc./Pfizer Inc., Genentech, Inc./Novartis Ophthalmics, Alcon Laboratories, Inc., Iridex Corporation, Genaera Corporation and GenVec, Inc. Some of these treatments are in late-stage clinical development. We also believe that Visudyne could be competing against surgical or other treatments for AMD, including macular translocation, submacular surgery and laser photocoagulation, among others. If competing treatments for AMD are introduced to the market, Visudyne's market share could be eroded or retreatment rates reduced. The terms of our agreement with Novartis Ophthalmics do not restrict Novartis Ophthalmics from developing or commercializing, whether by itself or in collaboration with third parties, non-PDT products that could be competitive with our products that utilize PDT for ophthalmological indications, including Visudyne. We are aware that Novartis Ophthalmics has entered into a development and commercialization collaboration with Genentech, Inc. with respect to the Genentech product, Lucentis, in the field of ophthalmology outside of North America.

         We believe that each of these competitors is or might be conducting preclinical studies and clinical testing on their own or with certain third parties in various countries for a variety of diseases and medical conditions for which we have ongoing development programs. These and other companies also may be involved in competitive activities of which we are not aware.

THE INCIDENCE OF WET AMD MIGHT BE REDUCED IF THERAPIES CURRENTLY IN DEVELOPMENT OR CURRENTLY AVAILABLE TO PREVENT OR REDUCE THE RISK OF DEVELOPMENT OF WET AMD.

         QLT is aware of reports that a trial has been or is about to be initiated of a treatment for patients with the dry form of AMD who are at high risk of developing wet AMD, with the objective of preventing the occurrence of wet AMD. QLT is also aware of published reports in patient with dry AMD showing the supplemental vitamin therapies reduce the risk of development of wet AMD. If these studies show that therapies are effective or if supplemental vitamin usage becomes commonplace in patients with dry AMD, the incidence of wet AMD, which often develops in patients initially diagnosed with dry AMD, might be reduced, and Visudyne sales and the Company's revenues could be materially affected.

WE DEPEND ON KEY PERSONNEL, AND IF WE DO NOT ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our success depends on the continued contributions of our executive officers and scientific and technical personnel. Many of our key responsibilities have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the failure to secure the services of key personnel or loss of services of key personnel could adversely affect our business.

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN IDENTIFYING, NEGOTIATING OR INTEGRATING FUTURE ACQUISITIONS, BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES.

         We may not be successful in identifying, initiating or completing negotiations to expand our operations and market presence by future product, technology or other acquisitions and business combinations, joint ventures or other strategic alliances with other companies. Competition for attractive acquisition or alliance targets can be intense, and there can be no guarantee that we will succeed in completing such transactions.

         Even if we are successful in these negotiations, these transactions create risks, such as:

         - difficulty assimilating the operations, technology and personnel of the combined companies;

         - disruption of our ongoing business, including loss of management focus on existing businesses and other market developments;

         -        problems retaining key technical and managerial personnel;

         - expenses associated with the treatment of in-process research and development and amortization of other purchased intangible assets;

         - impairment of relationships with existing employees, customers and business partners; and

         -        additional losses from any equity investments we might make.

         We might not succeed in addressing these risks or we might not be able to make acquisitions and business combinations, joint ventures or strategic alliances on terms that are acceptable to us, which might adversely affect our earnings. In addition, any businesses we may acquire may incur operating losses.

WE ARE A DEFENDANT IN A PENDING SECURITIES CLASS ACTION LAWSUIT THAT MAY REQUIRE US TO PAY SUBSTANTIAL DAMAGES OR OTHERWISE SERIOUSLY HARM OUR BUSINESS.

         Securities class action litigation is often expensive and time-consuming, and the outcome of such litigation is often uncertain. Regardless of its outcome, the securities class action lawsuit may cause us to incur significant expenses and divert the attention of our management and key personnel from our business operations. In the worst case, despite our insurance, the securities class action lawsuit may require us to pay substantial damages and may otherwise seriously harm our business. (See - Item 3. Legal Proceedings.)

WE ARE A DEFENDANT IN PENDING INTELLECTUAL PROPERTY AND PATENT LAWSUITS THAT MAY REQUIRE US TO PAY SUBSTANTIAL ROYALTIES OR DAMAGES, MAY SUBJECT US TO OTHER EQUITABLE RELIEF OR MAY OTHERWISE SERIOUSLY HARM OUR BUSINESS.

         We are a party to two lawsuits filed against us by Massachusetts Eye and Ear Infirmary ("MEEI"). (See - Item 3. Legal Proceedings.)Although we believe that the claims of MEEI in these lawsuits are without merit, these lawsuits may not ultimately be resolved in our favor. If they are not resolved in our favor, we may be obligated to pay damages, may be obligated to pay an additional royalty or damages for access to the inventions covered by claims in issued US patents, may be subject to such equitable relief as a court may determine (which could include an injunction) or may be subject to a remedy combining some or all of the foregoing.

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

         We have applied for and will continue to apply for patents for certain aspects of Visudyne and our other products and technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. It is possible that patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, Visudyne and our other products could become subject to competition from the sale of generic products. In addition, we have an exclusive worldwide license from the University of British Columbia ("UBC") for all of the patents and know-how owned by UBC relating to verteporfin, QLT0074 and certain additional photosensitizers and their use as therapeutics or diagnostics. Under our license agreement with UBC, if we fail to make any required payments to UBC, UBC would have the right to terminate these licenses.

         Patents issued or licensed to us may be infringed by the products or processes of other parties. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and the time demands could interfere with our normal operations.

         It is also possible that a court may find us to be infringing validly issued patents of third parties. In that event, in addition to the cost of defending the underlying suit for infringement, we may have to pay license fees and/or damages and may be enjoined from conducting certain activities. Obtaining licenses under third-party patents can be costly, and such licenses may not be available at all. Under such circumstances, we may need to materially alter our products or processes.

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

WE MAY FACE FUTURE PRODUCT LIABILITY CLAIMS THAT MAY RESULT FROM THE SALE OF VISUDYNE AND OUR OTHER PRODUCTS.

         The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne and our other product candidates may expose us to liability claims allegedly resulting from the use of these products. These claims might be made directly by consumers, healthcare providers or others selling our products. We carry clinical trials and product liability insurance to cover certain claims that could arise during the clinical trials for our product candidates or during the commercial use of Visudyne. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could cause us to incur large expenditures and distract our management.

WE MAY BE UNABLE TO COMPLY WITH ONGOING REGULATORY REQUIREMENTS.

         Visudyne and our products under development are subject to extensive and rigorous regulation for safety, efficacy and quality by the US federal government, principally the FDA, and by state and local governments. To the extent Visudyne and our products under development are marketed abroad, they are also subject to export requirements and to regulation by foreign governments. The regulatory clearance process is lengthy, expensive and uncertain. We may not be able to obtain, or continue to obtain, necessary regulatory clearances or approvals on a timely basis, or at all, for Visudyne or any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could materially harm our business.

         Drugs manufactured or distributed pursuant to the FDA's approval are subject to pervasive and continuing regulation by the FDA, certain state agencies and various foreign governmental regulatory agencies such as the EMEA. Manufacturers are subject to inspection by the FDA and those state agencies, and they must comply with the host of regulatory requirements that usually apply to drugs marketed in the United States, including but not limited to the FDA's labelling regulations, Good Manufacturing Practice requirements, adverse event reporting and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. Our failure to comply with applicable requirements could result in sanctions being imposed on us. These sanctions could include warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the United States, FDA refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

         We, our contract manufacturers and manufacturers of light sources and delivery systems used with Visudyne and our other PDT products under development are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission or the FDA. We, our contract manufacturers and manufacturers of light sources and delivery systems used with Visudyne and our PDT products under development may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us, our contract manufacturers or manufacturers of light sources and delivery systems used with Visudyne and our PDT products under development to comply with such requirements or the adoption of new requirements could materially harm our business.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, AND OUR PROSPECTS FOR OBTAINING IT ARE UNCERTAIN.

         Our business may not generate the cash necessary to fund our operations and anticipated growth. We expect that the funding requirements for our operating activities will continue to increase substantially in the future, primarily due to the expanded clinical testing of Visudyne and our other products. The amount required to fund additional operating expenses will also depend on other factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. Additional capital may not be available on terms favorable to us, or at all. If adequate capital is unavailable, we may not be able to engage in desirable acquisition or in-licensing opportunities and may have to reduce substantially or eliminate expenditures for research, development, clinical testing, manufacturing and marketing for Visudyne and our other products.

VARIOUS PROVISIONS OF OUR CHARTER AND OUR SHAREHOLDER RIGHTS PLAN MAY HAVE THE EFFECT OF IMPEDING A CHANGE IN CONTROL, MAKING REMOVAL OF THE PRESENT MANAGEMENT MORE DIFFICULT OR RESULTING IN RESTRICTIONS ON THE PAYMENT OF DIVIDENDS AND OTHER DISTRIBUTIONS TO THE SHAREHOLDERS.

         With shareholder approval, we have adopted a shareholder rights plan that will be in effect for six years commencing March 17, 2002, subject to further confirmation by shareholders after three years. The general effect of the plan is to require anyone who seeks to acquire 20% or more of our outstanding common shares to make a bid complying with specific provisions included in the plan. In certain circumstances, holders of common shares may acquire additional shares of QLT (or those of the acquiror) at a 50% discount from the then-prevailing market price. The provisions of the plan could prevent or delay the acquisition of our company by means of a tender offer, a proxy contest or otherwise, making it more difficult for shareholders to receive any premium over the current market price that might be offered.

         Our authorized preference share capital is available for issuance from time to time at the discretion of our board of directors, without shareholder approval. Our charter grants the board of directors the authority, subject to the corporate law of British Columbia, to determine or alter the rights, preferences, privileges and restrictions granted to or imposed on any wholly unissued series of preference shares, including any dividend rate, voting rights, conversion privileges or redemption or liquidation rights. The rights of any future series of preference shares could have an adverse effect on the holders of our common shares by delaying or preventing a change of control, making removal of the present management more difficult or resulting in restrictions on the payment of dividends and other distributions to the holders of common shares.

THE MARKET PRICE OF OUR COMMON SHARES IS EXTREMELY VOLATILE.

         The stock prices of pharmaceutical and bio-pharmaceutical companies, including QLT, are extremely volatile, and it is likely that the market price of our common shares will continue to be highly volatile. During 2003, the closing market price of our common shares on NASDAQ has ranged from a low of $7.73 per share in the first quarter to a high of $19.55 in the fourth quarter. Our stock price could be subject to wide fluctuations in response to a number of factors, including:

         - announcements by us or our competitors of significant acquisitions, strategic relationships, joint ventures or capital commitments;

         - announcements by us or our competitors of technological innovations or new commercial products;

         - results of clinical trials for Visudyne and our other products under development;

         - developments relating to patents, proprietary rights and potential infringement;

         - expense and time associated with obtaining government approvals for marketing of Visudyne and our other products under development;

         - reimbursement policies of various government and third-party payors;

         - public concern over the safety of Visudyne and our other products under development or those of our competitors;

         -        changes in estimates of our revenue and operating results;

         - variances in our revenue or operating results from forecasts or projections;

         - recommendations of securities analysts regarding investment in our stock;

         -        governmental medical price discussions; and

         - factors beyond our control which affect the stock markets generally, including, but not limited to, current political and economic events, market and industry trends and broad market fluctuations;

         - adverse developments in the litigation in which the Company is a party.

         These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

ITEM 2. PROPERTIES

         QLT owns and occupies a 160,000 square feet facility and office on the
2.3 acre site where its head office and research facilities are located. QLT also owns an additional 2.6 acres of land immediately adjacent to its head office and research facilities. There is currently no proposal to construct facilities on the adjacent site.

         The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         Certain of the Company's legal proceedings are discussed below and in
Note 21 to the consolidated financial statements, "Contingencies". While the Company believes these proceedings are without merit and intends to vigorously defend against these claims, it is impossible to predict accurately or determine the eventual outcome of these proceedings.

PATENT LITIGATION WITH MEEI

         The First MEEI Lawsuit

         On April 24, 2000 Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against the Company in the United States District Court for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including Age Related Macular Degeneration ("AMD"). During 2002 the Court granted summary judgement in favor of QLT, dismissing all counts of MEEI's complaint against the Company in this lawsuit.

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

         In 2002, QLT moved for summary judgement against MEEI on all counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted QLT's motions, thus dismissing all of MEEI's claims in this lawsuit. Final judgement of dismissal was entered in April 2003. In May 2003 MEEI filed a notice of appeal. With respect to QLT's counterclaim requesting correction of inventorship of the `349 patent to add an additional MGH inventor, the Court stayed the claim pending the outcome of Civil Action No. 01-10747-EFH, described below. QLT voluntarily dismissed the remainder of its counterclaims in Civil Action No. 00-10783-JLT without prejudice in April 2003.

         The Second MEEI Lawsuit

         On May 1, 2001 the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The `303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the `303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

         The same day the `303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the `303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the `303 patent. The Company's counterclaim seeks to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the `303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the `303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgement that the `303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the `303 patent to MEEI.

         In November of 2001 MGH sought and was granted leave to intervene in the action to protect its rights in the `303 patent. MGH's complaint in intervention, like QLT's counterclaim, asks the court to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors of the inventions claimed in the patent and by declaring that MGH is a joint owner of those inventions.

         In April of 2003 QLT moved to dismiss MEEI's claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted QLT's motion on May 28, 2003.

         No trial has been scheduled in Civil Action No. 01-10747-EFH, and none is expected until late 2004 at the earliest.

         The Company believes MEEI's claims in both lawsuits are without merit and intends to vigorously defend against such actions and pursue its counterclaims. The outcomes of these disputes are not presently determinable or estimable and there can be no assurance that the matters will be resolved in favor of the Company. If the lawsuits are not resolved in the Company's favor, the Company may be obliged to pay damages, to pay an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, may be subject to such equitable relief as a court may determine (which could include an injunction) or may be subject to a remedy combining some or all of the foregoing.

SECURITIES CLASS ACTION

         In January and February of 2001 seven proposed securities class actions were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's common shares between August 1, 2000 and December 14, 2000. On May 3, 2001, the court ordered consolidation of the seven actions.

         The complaints name as defendants: the Company; Julia Levy, former President, Chief Executive Officer and a current Director of the Company; and Kenneth Galbraith, the Company's former Executive Vice President, Chief Financial Officer and Corporate Secretary. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

         The plaintiffs allege that on December 14, 2000 the Company announced that it expected to miss its Visudyne sales estimates for the fourth-quarter 2000, and that in response, the Company's common share price dropped approximately 31%. The plaintiffs claim that the Company's December 14, 2000 statements contradicted prior information issued by the defendants concerning the demand for Visudyne and the Company's prospects. The plaintiffs allege that the defendants overstated the demand for Visudyne, did not properly disclose reimbursement issues relating to Visudyne and that the defendants had no basis in the months preceding the December announcement for their projections of fourth-quarter sales. The plaintiffs further allege that the intent of the individual defendants to mislead investors can be inferred from their sale of a substantial amount of the Company's common shares during the months of August and September 2000. The plaintiffs seek injunctive relief, fees and expenses and compensatory damages in an unspecified amount.

         The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend against such claims. However, the outcome of this litigation is not presently determinable or estimable and there can be no assurance that the matters will be resolved in favor of the Company and the other defendants. If the lawsuit is not resolved in the Company's favor, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.

         The effect of a negative judgement or likely loss with respect to one or both of the above-mentioned claims, if any, will be recorded in the period it becomes determinable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year 2003.

                                     PART II

ITEM     5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
         MATTERS

COMMON SHARE INFORMATION

         The common shares of the Company trade in Canada on the Toronto Stock Exchange under the symbol "QLT" and in the United States on the NASDAQ Stock Market under the symbol "QLTI". The following table sets out, for the periods indicated, the high and low closing sales prices and trading volumes of the common shares, as reported by the Toronto Stock Exchange and the NASDAQ Stock Market.

                    THE TORONTO STOCK EXCHANGE           THE NASDAQ STOCK MARKET
                   -----------------------------       ------------------------------
                    HIGH     LOW        VOLUME          HIGH       LOW       VOLUME
                   -----------------------------       ------------------------------
     2003          (CAD$)   (CAD$)                     (U.S.$)   (U.S.$)
Fourth Quarter     $25.60   $20.07    22,771,773       $ 19.55   $ 15.40   61,456,084
Third Quarter       24.19    17.80    27,722,610         17.80     12.79   57,616,105
Second Quarter      19.53    14.09    23,173,048         14.60      9.56   26,128,320
First Quarter       15.00    11.82    15,341,498         10.16      7.73   13,683,009

2002

Fourth Quarter     $15.58   $12.00    15,905,850         $9.97     $7.54   16,458,028
Third Quarter       18.88    11.94    18,226,677         12.44      7.57   23,750,992
Second Quarter      24.70    17.40    25,171,492         15.66     11.20   30,700,025
First Quarter       40.50    26.63    20,328,349         25.48     16.70   48,540,654

         The last reported sale price of the common shares on The Toronto Stock Exchange and on The NASDAQ Stock Market on February 27, 2004 was CAD$31.70 and US$23.60, respectively.

         As of February 29, 2004, there were 499 registered holders of the common shares of the Company, 259 of whom were residents of the United States. Of the total 69,430,020 common shares outstanding, the portion held by registered holders resident in the U.S. was 20,683,940 or 29.79%.

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

         The Investment Act was amended with the Act to Implement the Agreement Establishing the World Trade Organization to provide for special review thresholds for WTO member country investors. Under the Investment Act, as amended, an investment in common shares of the Company by a non-Canadian who is a "WTO investor" (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount (the "Review Threshold"), which increases in stages. The Review Threshold was $218 million in 2002, $223 million in 2003 and is $237 million in 2004. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.

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

CERTAIN UNITED STATES FEDERAL INCOME TAX INFORMATION FOR UNITED STATES HOLDERS

         The following is a general discussion of certain U.S. federal income tax considerations that may apply to a U.S. Holder (as defined below) of common shares. This discussion is based on the United States Internal Revenue Code of 1986, as amended (the "Code"), Treasury regulations promulgated thereunder, and judicial and administrative interpretations thereof, all as in effect on the date hereof and all of which are subject to change possibly with retroactive effect. This discussion addresses only those U.S. Holders that hold common shares as "capital assets" and does not address U.S. federal income tax considerations that may be relevant to particular U.S. Holders in light of their individual circumstances or to U.S. Holders that are subject to special treatment under certain U.S. federal income tax laws, such as:

-        tax-exempt organizations or pension plans;

-        financial institutions;

-        insurance companies

-        investors in pass-through entities;

-        broker-dealers;

- persons who hold their common shares as a hedge or as part of a straddle, constructive sale, conversion transaction, or other risk management transaction; or

- persons who acquired their common shares through the exercise of employee stock options or otherwise as compensation.

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

                  U.S. Holders

         As used herein, the term "U.S. Holder" includes a holder of common shares that is an individual citizen or resident of the United States (unless such person is not treated as a resident of the United States under an applicable income tax treaty), a partnership, corporation or other entity created or organized in or under the laws of the United States or any state thereof, certain trusts and estates, and any other person or entity whose ownership of common shares is effectively connected with the conduct of a trade or business in the U.S.

                  Distributions on Common Shares

         Subject to the discussion of the "passive foreign investment company" rules below, a U.S. Holder receiving dividend distributions (including constructive dividends) with respect to common shares is required to include in gross income for U.S. federal income tax purposes the gross amount of such distributions to the extent of the Company's current and accumulated earnings and profits without reduction for Canadian income tax withheld. Such Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Holder's U.S. federal income tax liability or, alternatively, may be deducted in computing the U.S. Holder's U.S. federal taxable income by those who itemize deductions (see discussion at "Foreign Tax Credit" below). To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a tax-free return of capital, which will reduce the U.S. Holder's adjusted tax basis in the common shares (but not below zero). To the extent such a distribution exceeds the U.S. Holder's adjusted tax basis in the common shares, the distribution will be taxable as capital gain. Corporate U.S. Holders generally will not be allowed a deduction for dividends received in respect of distributions on common shares. Dividends will be treated as income from sources outside the United States, but generally will be "passive income," or in the case of certain types of U.S. Holders, "financial services income" for US foreign tax credit purposes.

         If a dividend distribution is paid in Canadian dollars, the U.S. dollar value of such distribution on the date of receipt is the amount includable in income. Any subsequent gain or loss in respect of such Canadian dollars arising from exchange rate fluctuations generally will be U.S. source ordinary income or loss.

         Under current law, long-term capital gain of noncorporate US Holders (including individuals) generally is eligible for preferential tax rates. For taxable years beginning after December 31, 2002 and before January 1, 2009, subject to certain exceptions, dividends received by noncorporate US Holders (including individuals) from "qualified foreign corporations" (as defined in Section 1(h)(11) of the Code) are taxed at the same preferential rates that apply to long-term capital gain. Provided that the Company is not a "passive foreign investment company," as discussed below, the Company currently meets the definition of "qualified foreign corporation," as the Company's common shares are readily tradable on The Nasdaq National Market, an established securities market in the United States. As a consequence, dividends paid to noncorporate US Holders should be taxed at the preferential rates.

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

                  Sale of Common Shares

         Subject to the discussion of the "passive foreign investment company" rules below, a U.S. Holder generally will recognize capital gain or loss upon the sale of common shares equal to the difference between (i) the amount of cash plus the fair market value of any property received, and (ii) the U.S. Holder's adjusted tax basis in such common shares. This gain or loss generally will be U.S. source capital gain or loss, and will be long-term capital gain or loss if the holder has held or is deemed to have held the common shares for more than 12 months. Generally, long-term capital gain for noncorporate taxpayers is eligible for preferential tax rates. Capital gain that is not long-term capital gain is taxed at ordinary income rates. The deductibility of capital losses is subject to certain limitations.

                  Passive Foreign Investment Company

         Special rules apply to U.S. Holders that hold stock in a "passive foreign investment company" ("PFIC"). A foreign corporation generally will be a PFIC for any taxable year in which either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average value of its assets consist of assets that produce, or that are held for the production of, passive income. For this purpose, passive income generally includes, among other things, interest, dividends, rents, royalties and gains from certain commodities transactions.

         The Company believes that it was not a PFIC in 2003 and anticipates that it will not be a PFIC with respect to any subsequent taxable year. However, there can be no assurance that the Company will not be considered a PFIC in a future taxable year, because status under the PFIC rules is based in part on factors not entirely within the Company's control (such as market capitalization). Furthermore, there can be no assurance that the Internal Revenue Service will not challenge the Company's determination concerning its PFIC status. Therefore, holders of common shares and prospective holders of common shares are urged to consult with their own tax advisors with respect to the application of the PFIC rules to them.

         The Company believes that it was a PFIC in one or more taxable years prior to 2000. Accordingly, a U.S. Holder whose common shares were held at any time during a taxable year in which the Company was a PFIC may be required to prorate all gains realized on the disposition of those common shares and all "excess distributions," as specially defined, with respect to those common shares over their entire holding period. All gains or excess distributions allocated to prior years of the U.S. Holder (other than years prior to the first taxable year of the Company during such U.S. Holder's holding period and beginning after January 1, 1987 for which it was a PFIC) will be taxed at the highest tax rate for each such prior year applicable to ordinary income. The U.S. Holder also will be liable for interest on the foregoing tax liability for each such prior year calculated as if such liability had been due with respect to each such prior year. A U.S. Holder that is not a corporation must treat this interest charge as "personal interest," which is non-deductible. The balance of the gain or the excess distribution will be treated as ordinary income in the year of the disposition or distribution, and no interest charge will be incurred with respect to such balance. There exist certain other adverse tax consequences that may apply to any U.S. Holder that owns, directly or indirectly, an interest in a PFIC.

         These adverse tax consequences will not apply, however, if the U.S. Holder timely filed and maintained an election to treat the Company as a qualified electing fund ("QEF"):

- for all taxable years during which the Company was a PFIC that are included wholly or partly in the U.S. Holder's holding period of those common shares; or

- for at least one, but not all, of the taxable years during which the Company was a PFIC that are included wholly or partly in the U.S. Holder's holding period of those common shares, AND the U.S. Holder made an election to recognize as an "excess distribution" (i) under the rules described above, any gain that he would otherwise recognize if the U.S. Holder sold his stock on the first day of the U.S. Holder's taxable year for which the QEF election is made or (ii) if the Company was a controlled foreign corporation ("CFC"), the U.S. Holder's pro rata share of the corporation's earnings and profits on such first day.

         In addition, if the U.S. Holder failed to meet the requirements described in the immediately preceding sentence, the U.S. Holder may make a timely election under Section 1298(b)(1) of the Code to recognize any gain (which will be taxed as an "excess distribution" under the rules described in the immediately preceding sentence) as if the U.S. Holder's common shares had been sold as of December 31, 1999. If such an election is made, the adverse tax consequences described above (including the interest charge and the treatment of gains as ordinary income) would not apply to any gain on the U.S. Holder's common shares that accrues (and any distribution that is received from the Company) after the effective date of the election. Each U.S. Holder that owned, directly or indirectly, common shares at any time during a taxable year of the U.S. Holder beginning before January 1, 2000 is urged to consult with his or her own tax advisor with respect to the advantages and disadvantages of, and time for, making an election under Section 1298(b)(1) of the Code.

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

         Controlled Foreign Corporation

         Special rules apply to certain U.S. Holders that own stock in a non-United States corporation that is classified as a "controlled foreign corporation" ("CFC"). Based on the current distribution of the Company's common shares among U.S. Holders and non-U.S.Holders, the Company does not expect to be classified as a CFC. However, future changes of ownership could cause the Company to become a CFC. Holders and prospective holders are urged to consult their own tax advisors with respect to how the CFC rules could affect their tax situation.

         Information Reporting and Backup Withholding

         United States information reporting and backup withholding requirements may apply with respect to the payment to U.S. Holders of dividends with respect to, or proceeds from the sale of, common shares, unless a holder (i) is an exempt recipient (including a corporation), (ii) complies with certain requirements, including applicable certification requirements, or (iii) is described in certain other categories of persons. The backup withholding tax rate is 28%. Any amounts withheld from a payment to a holder of the common shares under the backup withholding rules may be credited against any U.S. federal income tax liability of the holder and may entitle the holder to a refund, provided that the required information is furnished to the Internal Revenue Service.

ITEM 6. SELECTED FINANCIAL DATA

ANNUAL FINANCIAL DATA

           YEAR ENDED DECEMBER 31,                  2003          2002          2001         2000        1999
 --------------------------------------------    ----------    ----------    ----------   ---------    ---------
(In thousands of United States dollars
except per share information)
CONSOLIDATED STATEMENT OF INCOME DATA
     Total revenues                              $  146,750    $  110,513    $   83,375   $  32,399    $  17,689
     Research and development costs                  44,905        42,252        42,909      32,802       32,457
     Net income (loss)                               44,817        13,595        71,512       4,399      (24,560)
     Basic net income (loss) per common share          0.65          0.20          1.05        0.07        (0.40)
     Diluted net income (loss) per common share        0.65          0.20          1.04        0.06        (0.40)
                                                 ----------    ----------    ----------   ---------    ---------

CONSOLIDATED BALANCE SHEET DATA
     Cash, cash equivalents and short-term
       investment securities                     $  495,430    $  207,935    $  162,774   $ 165,430    $ 178,294
     Working capital                                556,733       260,127       223,585     201,319      180,724
     Total assets                                   634,722       345,841       317,933     259,957      222,938
     Long term obligations                          172,500             -             -       8,716            -
     Total shareholders' equity                     433,371       313,545       292,701     235,982      199,995
                                                 ----------    ----------    ----------   ---------    ---------

         For all years presented there were no cash dividends per common share.

QUARTERLY FINANCIAL DATA

         Set out below is selected unaudited consolidated financial information for each of the fiscal quarters of 2003 and 2002.

THREE MONTHS ENDED                                   DECEMBER 31      SEPTEMBER 30      JUNE 30      MARCH 31
                                                     -----------      ------------    -----------    --------
 (In thousands of United States dollars except per
 share information)
  2003
     Total revenues                                  $    39,488     $      38,282    $    36,009    $ 32,971
     Research and development costs                       12,259             9,684         12,087      10,875
     Net income                                            8,970            13,149         11,159      11,539
     Basic net income (loss) per common share               0.13              0.19           0.16        0.17
     Diluted net income (loss) per common share             0.13              0.19           0.16        0.17
  2002
     Total revenues                                  $    33,002      $     28,713    $    24,656    $ 24,142
     Research and development costs                       12,682            10,702         10,390       8,480
     Net income (loss)                                      (827)            5,903          4,124       4,393
     Basic net income (loss) per common share              (0.01)             0.09           0.06        0.06
     Diluted net income (loss) per common share            (0.01)             0.09           0.06        0.06

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Company's 2003 consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S."). All amounts following are expressed in U.S. dollars unless otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         The following discussion and analysis of financial conditions and results of operations contains forward-looking statements of the Company, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy, anticipated future operating results, anticipated timing for and receipt of further reimbursement approvals for Visudyne therapy, the anticipated outcome of pending patent and securities litigation against QLT, the anticipated timing and progress of clinical trials, the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products, the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for QLT's other products, and statements regarding the intentions of QLT to expand its pipeline through strategic product or technology acquisitions. These statements are predictions only and actual events or results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics, a division of Novartis Pharma AG, to commercialize and market Visudyne, the outcome of pending patent and securities litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and QLT's other products, the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne, QLT's need to fund its operating activities, potential acquisitions or investments in products or technologies and the successful development or acquisition of complementary or supplementary products or product candidates, or technologies, as well as the risk factors described below under the headings "Business -- Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to the Consolidated Financial Statements".

OVERVIEW

         The Company is a global bio-pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies to treat eye diseases, cancer and dermatological conditions. The Company is a pioneer in the field of photodynamic therapy ("PDT"). PDT is a minimally invasive medical procedure utilizing photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue.

         Visudyne, the Company's commercial product, is a photosensitizer for the treatment of the wet form of age-related macular degeneration ("AMD"). Wet AMD is the leading cause of severe vision loss in people over the age of 50 in North America and Europe. Visudyne is marketed through our alliance with Novartis Ophthalmics and together we are currently investigating the use of Visudyne in additional ophthalmologic indications to expand the existing label. The Company is also pursuing the development of other clinical candidates in the treatment of benign prostatic hyperplasia ("BPH"), a progressive condition that results from the excessive benign growth of prostatic tissue, and androgenetic alopecia (male pattern baldness).

         In addition to the Company's own research and development programs, the Company is actively exploring opportunities to expand its product pipeline by identifying, evaluating and acquiring rights to potential products and technologies developed by third parties, beyond PDT and the field of ophthalmology. The Company also intends to continue to explore strategic collaborations or acquisitions to facilitate its development and commercialization efforts.

         The Company operates as a single reportable segment. The Company's profitability depends upon the commercial success of Visudyne in major markets world-wide and the achievement of product development objectives. Key performance indicators as viewed by the Company's management include Visudyne sales by Novartis Ophthalmics, a division of Novartis Pharma AG ("Novartis Ophthalmics"), the Company's percentage profit share of Visudyne sales by Novartis Ophthalmics, achievement of research and development objectives, and net income per common share. These performance indicators are discussed in the "Comparison of Years Ended December 31, 2003 and 2002" and "Comparison of Years Ended December 31, 2002 and 2001" sections below. As of December 31, 2003, the Company had an accumulated deficit of $8.1 million and total shareholders' equity of $433.4 million.

RECENT DEVELOPMENTS

         On January 19th, 2004, the Company's alliance partner, Novartis Ophthalmics, announced a temporary price discount on Visudyne to physician customers, in response to a reduction in the Medicare reimbursement rate of Visudyne resulting from implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Company and Novartis Ophthalmics have made a request to the Centers for Medicare and Medicaid Services ("CMS") for an exception from the reimbursement reduction for Visudyne, in respect of which a response is expected by April 1, 2004.

         On January 29th, 2004, CMS announced their intention to expand the national coverage policy for Visudyne therapy to include reimbursement for patients with occult only subfoveal choroidal neovascularization ("CNV") and minimally classic CNV secondary to AMD, with lesion sizes of up to 4 disc areas and which have shown evidence of progression, after determining that the evidence presented to the Medicare Coverage Advisory Committee in September of 2003 supported reimbursement of Visudyne therapy for such patients.

         On February 11th, 2004, the Company announced its decision to discontinue the Phase III multiple basal cell carcinoma ("MBCC") study that had been enrolling patients since October 2002. The Company had previously announced that enrollment in this study had been slow; the Company decided to halt the MBCC trial study due to the length of time which would have been required to complete the study and the relatively small market potential for this indication.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         In preparing the Company's consolidated financial statements, management is required to make certain estimates, judgements and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, taxes and contingencies. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include those which follow:

REPORTING CURRENCY AND FOREIGN CURRENCY TRANSLATION

         Effective December 31 2002 the Company changed its reporting currency to the U.S. dollar from the Canadian dollar. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenues and expenses are translated at weighted average rates of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as a component of shareholders' equity under accumulated other comprehensive income (loss).

         The financial information for the year ended December 31, 2001 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during that period.

         The Company adopted the U.S. dollar as its reporting currency in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. The Company retained the Canadian dollar as its functional currency. Fluctuations in the exchange rate between the Canadian and U.S. dollars can affect the reported value of Canadian dollar denominated assets and liabilities on the balance sheet. The strengthening of the Canadian dollar in relation to the U.S. dollar during 2003 resulted in a higher reported value for the Company's Canadian dollar denominated assets and liabilities as compared to 2002. The impact on the Company's Canadian dollar denominated cash and short-term investments' reported value was approximately $55.0 million higher, and the impact on inventory was approximately $4.7 million higher.

REVENUE RECOGNITION

         Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by the Company. The Company recognizes revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. The Company is able to determine the final pricing of Visudyne only upon sell through by Novartis Ophthalmics to the end users. The Company's revenue from Visudyne is impacted by the cost of producing Visudyne, the selling price of Visudyne to end users, Visudyne related costs incurred by Novartis Ophthalmics, and reimbursable costs incurred by the Company.

         The Company does not offer rebates or discounts and has not experienced any material product returns; accordingly, the Company does not provide an allowance for rebates, discounts and returns.

COST OF SALES

         Cost of sales, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics, and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold by Novartis Ophthalmics to third parties. Variances from standard can occur due to changes in actual pricing and production volumes. While the Company believes its standards are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. The Company records a provision for the non-completion of product inventory based on its history of batch completion to provide for potential failure of inventory batches in production to pass quality inspection. The provision is calculated at each stage of the manufacturing process. The Company estimates its non-completion rate based on past production and adjusts its provision quarterly based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs between $1.0 million and $1.7 million, depending on the stage of production.

STOCK-BASED COMPENSATION

         As allowed by the provisions of SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Estimates of fair value are determined using the Black-Scholes model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder.

Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors, consistent with SFAS 123. Had the Company adopted a fair value based method for stock-based compensation, the impact on the Company's net income and net income per common share is as described in Note 3 in "Notes to the Consolidated Financial Statements".

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

INCOME TAXES

         Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits are included as part of the provision for (recovery of) income taxes. The realization of the Company's deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. Based on the Company's current development, operations and anticipated results (see "Outlook for 2004"), the Company believes it is more likely than not to realize its deferred tax assets. iA valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized.

LEGAL PROCEEDINGS

    The Company is involved in a number of legal actions, the outcomes of which are not within the Company's complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. The Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. The Company's potentially material legal proceedings are discussed in Note 21 to the consolidated financial statements. As of December 31, 2003, no reserve has been established related to these proceedings.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In November of 2002 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company's adoption of FIN 45 did not have a material impact on its financial position or its results of operations.

    In November of 2002 the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material impact on the Company's consolidated financial position or results of operations.

         In December of 2002 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's consolidated financial statements currently comply with the disclosure requirements of SFAS No. 148.

         In January of 2003 the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

    In April of 2003 the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The Company adopted the provisions of SFAS No. 149 for all contracts entered into after September 30, 2003 and was not affected by Implementation Issues that would require earlier adoption. The Company's adoption of this Statement did not have a material impact on its consolidated financial position or results of operations.

         In May of 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that three types of financial instruments be reported as liabilities by their issuers: (1) mandatorily redeemable instruments; (2) forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; and (3) certain financial instruments that include an obligation that may be settled in a variable number of equity shares, has a fixed or benchmark tied value at inception, and varies inversely with the fair value of the equity shares. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provision for pre-existing instruments beginning July 1, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

         For the year ended December 31, 2003, the Company recorded net income of $44.8 million, or $0.65 per common share. These results compare with net income of $13.6 million, or $0.20 per common share for the year ended December 31, 2002. During the fourth quarter of 2002, the Company recorded a write-down of $6.2 million related to the impairment of the Company's equity investment in Kinetek Pharmaceuticals, Inc. ("Kinetek"), and a restructuring charge of $2.9 million related to a reduction in work force. These two charges negatively impacted 2002 earnings per share by approximately $0.12.

REVENUES

REVENUE FROM VISUDYNE(R)

         The Company's Revenue from Visudyne was determined as follows:

                                                    For the year    For the year
                                                       ended           ended
                                                    December 31,    December 31,
                                                        2003            2002
(In thousands of United States dollars)             ------------    ------------
Visudyne(R) sales by Novartis Ophthalmics           $    356,948    $    287,098
Less:  Marketing and distribution costs                 (110,958)       (107,293)
Less:  Inventory costs                                   (22,624)        (16,424)
Less:  Royalties                                          (8,082)         (6,604)
                                                    ------------    ------------
                                                    $    215,284    $    156,777
                                                    ============    ============
QLT share of remaining revenue on  final sales      $    107,642    $     78,388
(50%)
Add:  Inventory costs reimbursed to QLT                   19,757          13,574
Add:  Royalties reimbursed to QLT                          8,082           6,604
Add:  Other costs reimbursed to QLT                        6,644           5,521
                                                    ------------    ------------
Revenue from Visudyne(R) as reported by QLT         $    142,125    $    104,087
                                                    ============    ============

         For the year ended December 31, 2003 approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States, compared to approximately 59% in 2002.

         For the year ended December 31, 2003 revenue from Visudyne increased by 37% over the year ended December 31, 2002. This increase was primarily due to a 24% increase in Visudyne sales, which resulted primarily from higher market penetration in markets outside the U.S. and favorable exchange rates. Sales outside the U.S. are primarily denominated in Euros, and the strengthening of the Euro relative to the Company's U.S. dollar reporting currency contributed to approximately 9% of the 24% growth in sales. Marketing and distribution costs were up $3.7 million over 2002, as reductions in advertising and promotion were more than offset by increases in charges for sales force and other expenses.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

         The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. For the year ended December 31, 2003 contract research and development revenue decreased 28% to $4.6 million. The decrease is due primarily to the Company's reacquisition of development rights to the multiple basal cell carcinoma ("MBCC") program from Novartis Ophthalmics during the year after which Novartis Ophthalmics was no longer required to contribute to the funding of this program.

COSTS AND EXPENSES

COST OF SALES

         For the year ended December 31, 2003 cost of sales increased 28% to $24.3 million compared to $19.1 million for the year ended December 31, 2002. The increase is due primarily to an increase in Visudyne sales in 2003 and a $1.3 million reduction in the provision related to non-completion of product inventory in 2002. During the fourth quarter of 2003, the Company experienced non-completion of product inventory at two of its contract manufacturers. The impact of this non-completion of product inventory was partly offset by the provision for non-completion of product inventory and reimbursement from one of the contract manufacturers. The resulting impact to cost of sales was $0.9 million. The Company's Revenue from Visudyne contained reimbursement by its alliance partner, Novartis Ophthalmics, related to inventory costs which serve to further reduce the impact of the non-completion of product inventory on the Company's net income to nil.

RESEARCH AND DEVELOPMENT

         Research and development ("R&D") expenditures increased 6% to $44.9 million for the year ended December 31, 2003, compared to $42.3 million for the year ended December 31, 2002. The increase was primarily due to the foreign exchange impact of the strengthening of the Canadian dollar relative to the U.S. dollar ($3.4 million), and increased spending on clinical trials related to QLT0074 ($1.5 million) and Visudyne in minimally classic AMD ($1.5 million). Partially offsetting these increases were savings from lower tariquidar development costs ($2.0 million) and less spending on research projects ($0.6 million). During the second quarter of 2003 the Company halted its Phase III tariquidar trials and during the fourth quarter of 2003 the Company halted its Phase III MBCC trials.

Novartis Ophthalmics - Visudyne(R)

         Under the terms of the February 6, 1995 agreement with Novartis Ophthalmics to pursue worldwide joint development and commercialization of photodynamic therapy products, including Visudyne, as potential treatments for certain eye diseases, the Company is responsible for 40% to 50% of R&D costs for Visudyne and Novartis Ophthalmics is responsible for the remaining 50% to 60%. The Company and Novartis Ophthalmics reconcile joint R&D costs, on a quarterly basis, and when it results in non-refundable payments to the Company, the Company records such payments as contract research and development revenue.

Xenova Limited - Tariquidar

         In August of 2001 the Company entered into an exclusive development and license agreement for tariquidar, a P-gp inhibitor for multi-drug resistance in oncology, with Xenova Limited. Under the agreement, the Company assumed the marketing rights of tariquidar for North America and responsibility for continued development of the product in exchange for payment to Xenova Limited of an initial licensing fee of $10.0 million and future milestone payments up to a maximum of $50.0 million and royalties in the range of 15% to 22% based on the level of North American sales. In May of 2003, the Company halted its Phase III clinical trails evaluating tariquidar in combination with chemotherapy in non-small cell lung cancer following a recommendation of the Data Safety and Monitoring Committee. The Company has also since halted further enrollment in the Phase II study evaluating tariquidar in combination with chemotherapy in refractory breast cancer. The Company has no plans for further development of tariquidar at this time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the year ended December 31, 2003, SG&A expenses increased 5% to $16.8 million compared to $16.1 million for the year ended December 31, 2002. Excluding a $0.7 million negative foreign exchange impact, SG&A expenses would have been approximately flat year-over-year. Increases due to an endowment to the Wilmer Eye Institute at Johns Hopkins University in Baltimore ($2.0 million) and higher directors' & officers' liability insurance premiums ($1.3 million) were somewhat offset by higher inventory absorption of production overheads ($1.8 million) and lower consulting fees ($1.2 million).

DEPRECIATION EXPENSE

         Depreciation expense relates mainly to the depreciation of property and equipment. For the year ended December 31, 2003, depreciation expense of $3.1 million was flat in comparison to the year ended December 31, 2002.

RESTRUCTURING

         In the fourth quarter of 2002 the Company restructured its operations to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of 2002 related to severance and termination costs. During the second quarter of 2003, the Company reassessed its restructuring reserve based on expected remaining cash outlays for severance, termination benefits and other related costs, and accordingly reduced the reserve by $0.4 million. As of December 31, 2003, the Company has substantially completed all activities associated with the restructuring. The Company estimates that the restructuring resulted in annual savings of $4.4 million.

INVESTMENT AND OTHER INCOME

NET FOREIGN EXCHANGE GAINS (LOSSES)

         Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on the Company's cash and cash equivalents short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the year ended December 31, 2003, the Company recorded net foreign exchange gains of $3.3 million versus net foreign exchange losses of $0.3 million in 2002. The gains in the year ended December 31, 2003 were from gains on U.S. dollar long term debt and foreign exchange contracts offset by losses on cash and foreign currency receivables and payables. (See Liquidity and Capital Resources - Interest and Foreign Exchange Rates)

Details of the Company's net foreign exchange gains (losses) are as follows:

                                                         For the year ended
                                                             December 31,
(In thousands of United States dollars)                    2003        2002
                                                        ---------    --------
Cash and cash equivalents and short-term investments    $ (12,412)   $  ( 887)
U.S. dollar long term debt                                 10,715           -
Foreign exchange contracts                                  7,900        (620)
Foreign currency receivables and payables                  (2,858)      1,229
                                                        ---------    --------
Net foreign exchange gains (losses)                     $   3,345    $   (278)
                                                        ---------    --------

INTEREST INCOME

         For the year ended December 31, 2003 interest income increased 78% to $8.6 million compared to $4.8 million for the same period in 2002. This increase was a result of higher cash reserves and higher yield on short-term investment in Canadian dollar denominated securities. The increase in the Company's cash reserve was the result of proceeds from the convertible senior notes, which added $0.7 million to interest income. Foreign exchange gains, due to the strengthening of the Canadian dollar relative to the U.S. dollar, also contributed $0.9 million to this increase. The Company's treasury policy is focused on minimizing risk of loss of principal.

INTEREST EXPENSE

         Interest expense comprised the interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to this placement. For the year ended December 31, 2003 interest expense increased to $2.4 million from nil.

WRITE-DOWN OF INVESTMENT

         During the fourth quarter of 2003 the Company's investment in Diomed Holding Inc. ("Diomed"), a public company, was significantly diluted as a result of an equity financing by the investee, resulting in an other than temporary impairment of $0.6 million.

         During the fourth quarter of 2002, due to Kinetek's reduced cash position and exhaustion of various strategic alternatives, the Company contracted an impairment assessment of Kinetek by an independent valuation consultant. Based on this assessment the Company wrote down its $6.2 million investment in Kinetek shares.

INCOME TAXES

         The provision for income taxes was $24.0 million for the year ended December 31, 2003, compared to a provision of $11.4 million in 2002. The effective tax rate reported in 2003 was 34.8%, compared to 45.6% reported in 2002. Adjusting for the Diomed write-down in 2003 and the Kinetek write-down in 2002, the rates would have been 34.6% in 2003 versus 36.5% in 2002. This decrease resulted from the 2 percentage point decrease in the Canadian statutory tax rate.

         As at December 31, 2003 the Company had $1.4 million of R&D expenditures available as deductions for tax purposes that have no expiration date. As at December 31, 2003, the Company also had net investment tax credits of $8.6 million available which will expire at various dates through 2013. The net deferred tax benefit of these and other temporary differences is estimated to be approximately $11.8 million, and is ultimately subject to final determination by taxation authorities.

         As of December 31, 2003 the Company has established a valuation allowance of $1.7 million against the tax effect of the write-down of its investments in Kinetek and Diomed. The valuation allowance is reviewed periodically and if the "more likely than not" criterion changes for accounting purposes then the valuation allowance will be adjusted accordingly. (See Note 17 in "Notes to the Consolidated Financial Statements").

COMPARISON OF YEARS ENDED DECEMBER 31 2002 AND 2001

         For the year ended December 31, 2002 the Company recorded net income of $13.6 million, or $0.20 per common share. These results compare with net income of $71.5 million, or $1.05 per common share for the year ended December 31, 2001. During the fourth quarter of 2001, the Company recognized deferred tax assets of $56.4 million, which favorably affected 2001 earnings per share by $0.83. During the fourth quarter of 2002, the Company recorded a restructuring charge of $2.9 million relating to a reduction in work force, and a write-down of $6.2 million related to the impairment of the Company's equity investment in Kinetek. These two charges negatively impacted 2002 earnings per share by $0.12.

REVENUES

REVENUE FROM VISUDYNE(R)

     The Company's Revenue from Visudyne was determined as follows:

                                                        For the year      For the year
                                                            ended             ended
                                                         December 31,     December 31,
(In thousands of United States dollars)                     2002              2001
                                                       --------------     ------------
Visudyne(R) sales by Novartis Ophthalmics              $      287,098     $    223,343
Less:  Marketing and distribution costs                      (107,293)          87,622)
Less:  Inventory costs                                        (16,424)         (12,848)
Less:  Royalties                                               (6,604)          (5,218)
                                                       --------------     ------------
                                                       $      156,777     $    117,656
                                                       ==============     ============
QLT share of remaining revenue on final sales (50%)    $       78,388     $     58,828
Add:   Inventory costs reimbursed to QLT                       13,574           10,263
Add:   Royalties reimbursed to QLT                              6,604            5,218
Add:   Other costs reimbursed to QLT                            5,521            5,213
                                                       --------------     ------------
Revenue from Visudyne(R) as reported by QLT            $      104,087     $     79,522
                                                       ==============     ============

         For the year ended December 31, 2002 approximately 59% of total Visudyne sales by Novartis Ophthalmics were in the United States, compared to approximately 63% in 2001.

         For the year ended December 31, 2002 revenue from the Visudyne alliance increased by 31% over 2001. This increase is due primarily to the increased penetration in key markets, such as France, Germany and Italy, and to ongoing geographic and label expansion throughout the world.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

         The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. For the year ended December 31, 2002 contract research and development revenue totalled $6.4 million, increased by 67% over 2001. This increase resulted from increased development work by the Company on Visudyne programs with Novartis Ophthalmics, and on tariquidar programs with Xenova Limited.

COSTS AND EXPENSES

COST OF SALES

         For the year ended December 31, 2002 cost of sales of $19.1 million were 28% higher than 2001 due primarily to increases in Visudyne sales. During the first half of 2002, the Company received FDA approval for a secondary manufacturing site. As a result, the Company reviewed its provision related to non-completion of product inventory and reduced its provision by $1.3 million during the second quarter of 2002.

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

- QLT0074 androgenetic alopecia and benign prostatic hyperplasia (which commenced or prepared to commence Phase I/II trials in 2002); and

-        Visudyne in Occult.

         Approximately $16.9 million of 2002 R&D expenditures were Visudyne-related with the remaining $25.4 million related to the rest of the Company's product pipeline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the year ended December 31, 2002, SG&A expenses of $16.1 million were 111% or $8.5 million higher than 2001. SG&A expenses in 2001 were unusually low due to the absorption to inventory of overhead expenses associated with exceptionally high manufacturing levels in the second half of that year. Additionally, higher directors' and officers' ("D&O") insurance premiums, salaries, and legal and consulting fees contributed to the increase in SG&A.

DEPRECIATION EXPENSE

         Depreciation expense relates mainly to the depreciation of property and equipment. Depreciation expense for 2002 of $3.1 million was 11% higher than the amount recorded in the same period in 2001.

RESTRUCTURING

         In the fourth quarter of 2002 the Company restructured its operations to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of 2002 related to severance and termination costs. The Company expects to complete final activities associated with the restructuring in 2003. At December 31, 2002, restructuring charges of $0.3 million were paid out, and the accrued liability relating to the restructuring was $2.6 million.

INVESTMENT AND OTHER INCOME

NET FOREIGN EXCHANGE GAINS (LOSSES)

         Net foreign exchange (losses) gains comprise (losses) gains from the impact of foreign exchange fluctuations on the Company's cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables and foreign currency payables. For the year ended December 31, 2002, the Company recorded net foreign exchange losses of $0.3 million versus a net foreign exchange gain of $3.8 million in the same period in 2001. The losses in 2002 were due to losses on the Company's foreign currency cash holdings as well as losses on foreign currency derivative financial instruments. (See Liquidity and Capital Resources - Interest and Foreign Exchange Rates).

         Details of the Company's net foreign exchange (losses) are as follows:

                                                                           For the year ended
                                                                              December 31,
   (In thousands of United States dollars)                          2002                    2001
-------------------------------------------------               ------------          ----------------
Cash, cash equivalents and short-term investments               $      (887)          $          3,370
Foreign exchange contracts                                             (620)                       (50)
Foreign currency receivables and payables                             1,229                        494
                                                                -----------           ----------------
Net foreign exchange (losses) gains                             $      (278)          $          3,814
                                                                ===========           ================

INTEREST INCOME

         Interest income of $4.8 million for the year ended December 31, 2002, was 29% lower compared to the same period in 2001. This decrease, despite rising cash reserves, was due to reduced yields on the Company's short-term investments. The Company's treasury policy is focused on minimizing risk of loss of principal.

(WRITE-DOWN) GAIN ON INVESTMENTS

         During the fourth quarter of 2002 the Company contracted an impairment assessment by an independent valuation consultant. Based on this assessment and recent events affecting Kinetek, the Company wrote down its $6.2 million investment in Kinetek shares.

         During 2001 the Company sold its short-term investment in Axcan Pharma Inc. for net proceeds of $11.5 million, resulting in a gain of $3.4 million.

INCOME TAXES

         The provision for income taxes was $11.4 million for the year ended December 31, 2002, compared to a recovery of income taxes of $42.2 million in 2001. On December 31, 2001, the Company reversed its valuation allowance and recognized deferred income tax assets relating to prior year losses and unclaimed R&D expenses, as the Company's stage of development and operations suggested that it was more likely than not that the tax assets would be realized. As such, beginning in 2002, the Company began providing for income tax expenses.

         As at December 31, 2002 the Company had $44.0 million of R&D expenditures available as deductions for tax purposes that have no expiration date. The Company also had non-capital loss carry forward balances for Canadian income tax purposes of $14.3 million that are available to offset future taxable income and will expire at various dates through 2006. The net deferred tax benefit of these R&D expenditures, non-capital losses and other temporary differences creating deferred tax assets was estimated to be approximately $31.1 million, and is ultimately subject to final determination by taxation authorities.

         During the fourth quarter of 2002 the Company set up a valuation allowance of $1.1 million against the tax effect of the write-down of its investment in Kinetek. The valuation allowance is reviewed periodically and if the "more likely than not" criterion changes for accounting purposes then the valuation allowance will be adjusted accordingly. (See Note 17 in "Notes to the Consolidated Financial Statements").

OUTLOOK FOR 2004

REVENUES

         Total revenues for the Company are expected to range from $165 million to $180 million in 2004, up 16% to 27% from 2003. The Company expects that its share of revenue on final Visudyne sales from its alliance with Novartis Ophthalmics (excluding the recovery of inventory and other costs reimbursed to QLT) will be approximately 30% to 31.5% of Visudyne sales by Novartis Ophthalmics for 2004.

RESEARCH AND DEVELOPMENT

         The Company expects R&D spending of approximately $42.0 million to $47.0 million in 2004, due mainly to the Company's ongoing Phase III clinical studies for Visudyne to expand labelling and pursue combination studies, and additional clinical studies to progress QLT0074 in androgenetic alopecia, benign prostatic hyperplasia, and other QLT0074 preclinical dermatology programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The Company expects to manage SG&A expenses in 2004 to remain flat to slightly below the 2003 level.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company expects to continue to add to its cash reserves throughout 2004. The Company expects that such reserves (including short-term investments) would increase to approximately $550 million to $570 million by the end of the year, provided no significant in-licensing or acquisition of products or technologies nor significant changes in foreign exchange rates occurs in the year.

EARNINGS PER SHARE

         The Company expects 2004 diluted earnings per share, excluding the potential dilutive effect of the convertible senior notes, to range from $0.74 to $0.86, or growth over 2003 of 14% to 32%. If the conditions for conversion of the Company's convertible senior notes are met, the potential dilutive effect of the approximately 9,692,637 shares issuable upon conversion would reduce the Company's expected 2004 earnings per share to a range of $0.70 to $0.81.

EFFECT OF INFLATION

         The Company does not believe that inflation has a significant effect on its business.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed operations, product development and capital expenditures primarily through the Company's proceeds from the commercialization of Visudyne, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners and interest income.

         At December 31, 2003 the Company had $495.4 million of available cash resources, comprised cash, cash equivalents and short-term investment securities, all of which were invested in liquid, investment-grade securities.

         For the year ended December 31, 2003 the Company generated $65.0 million of cash from operations, $167.7 million from the 3% convertible senior notes private placement, $3.9 million from stock option exercises, and used $5.7 million in purchases of property and equipment. This compared with $41.3 million generated from operations, $3.7 million from stock option exercises, and $2.2 million used in purchases of property and equipment in the same period in 2002. Cash flow from operations for the year ended December

31, 2003 increased from the same period in 2002 as a result of increased net income ($31.2 million), the utilization of previously benefited tax losses ($12.6 million), a higher level of accrued liabilities ($5.9 million) as compared to 2002 due to interest on the convertible senior notes and related debt issue costs, manufacturing and compensation, and an increase in accounts receivable as a result of Visudyne sales growth ($4.6 million). This increase was offset by the increase in inventory level during the period as compared to a decrease in inventory in the same period in 2002 ($5.7 million), payment of severance and other benefits to terminated employees in 2003 as part of the Company's restructuring in the fourth quarter of 2002 ($2.2 million), and by a reduction in deferred revenue ($13.3 million) on lower levels of inventory held by Novartis Ophthalmics for sale. In aggregate, cash, cash equivalents and short-term investment securities increased by $287.5 million during the year ended December 31, 2003. The effect of changes in foreign exchange rates contributed approximately $55.0 million to this increase.

INTEREST AND FOREIGN EXCHANGE RATES

         The Company is exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. At December 31, 2003, the Company had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 29 days. If market interest rates were to increase immediately and uniformly by 10% of levels at December 31, 2003, the fair value of the portfolio would decline by an immaterial amount.

         At December 31, 2003 the Company had $495.4 million in cash and short-term investments (approximately $174.6 million denominated in U.S. dollars) and $172.5 million of U.S. dollar denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of the Company's U.S. dollar denominated cash and short-term investments will be mostly offset by the decline in the fair value of the Company's $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss.

         The Company enters into foreign exchange contracts to manage exposures to currency rate fluctuations related to its expected future net income and cash flows. The net unrealized gain in respect of such foreign currency contracts, as at December 31, 2003, was approximately $3.8 million and was included in the Company results of operations.

         The Company purchases goods and services primarily in Canadian and U.S. dollars and earns a significant portion of its revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.

CONTRACTUAL OBLIGATIONS

         During August of 2003 the Company completed a Rule 144A private placement of $172.5 million aggregate principal amount of convertible senior notes due 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004. The convertible senior notes are convertible at the option of the holders into common shares at the conversion rates referred to below only in the following circumstances: (i) if the Company's common share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the convertible senior notes; (ii) if the trading price of the convertible senior notes over a specified period has fallen below 95% of the amount equal to the Company's then prevailing common share price times the applicable conversion rate provided that no notes may be converted pursuant to this condition after September 15, 2018, if, on any trading day during the specified period, the closing sale price of the Company's common shares is greater than the conversion price in effect during such trading day and less than or equal to 120% of such conversion price; (iii) if the convertible senior notes are called for redemption; or (iv) if specified corporate transactions were to occur. The notes are convertible into common shares of the Company, at an initial conversion rate of 56.1892 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $17.80 per share. The effect of approximately 9,692,637 shares related to the assumed conversion of the $ 172.5 million 3% convertible senior notes has been excluded from the computation of diluted earnings per share for the year ended December 31, 2003 as the conversion circumstances are substantive contingencies and none of the conditions that would permit conversion has been satisfied. On or after September 15, 2008, the Company may at its option redeem the notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. The Company also has the option to redeem for cash all, but not less than all, of the notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date, in the event of certain changes to Canadian withholding tax requirements. On each of September 15, 2008, 2013 and 2018, holders of the notes may require the Company to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, that date. On the occurrence of certain events, such as a change in control or termination of trading, holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by the Company. Total proceeds from the private placement were $167.7 million, net of debt issue costs of $4.8 million. The notes are senior unsecured obligations and rank equally with all of the Company's future senior unsecured indebtedness. The notes are effectively subordinated to all of the Company's future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables.

         In the normal course of business, the Company enters into Visudyne supply agreements with contract manufacturers, which expire at various dates to 2008 and total $8.2 million, as well as other purchase commitments related to daily operations. In addition, the Company has entered into operating lease agreements related to office equipment. The minimum annual commitments related to these agreements and the Company's long-term debt are as follows:

(in thousands of United States Dollars)                           PAYMENTS DUE BY PERIOD
-----------------------------------------   ----------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS       TOTAL       LESS THAN 1 YEAR    1-3 YEARS    3-5 YEARS     MORE THAN 5 YEARS
-------------------------       ---------   ----------------    ---------    ---------     -----------------
Long-Term Debt:(1)
    Principal                   $ 172,500   $              -    $       -    $       -     $         172,500
    Interest                      103,500              5,175       10,350       10,350                77,625

Operating Leases (2)                1,006                184          368          365                    89

Purchase Obligations (3)           15,873              8,789        4,900        2,184                     -
                                ---------   ----------------    ---------    ---------     -----------------
  Total                         $ 292,879   $         14,148    $  15,618    $  12,899     $         250,214

1. Long-term debt relates to the Company's $172.5 million aggregate principal amount of 3% convertible senior notes described above. The amounts in the table above include interest and principal payable to 2023 assuming neither conversion nor redemption occurs earlier.

2. Operating leases comprise the Company's long-term leases of photocopiers and postage meter.

3. Purchase obligations comprise minimum purchase requirements of the Company's Visudyne supply agreements with contract manufacturers ($8.2 million), and other outstanding purchase commitments related to the normal course of business ($7.7 million).

GENERAL

         The Company believes that its available cash resources and working capital, and its cash generating capabilities, should be more than sufficient to satisfy the funding of product development programs, and other operating and capital requirements, including the inlicensing or acquisition of products and technologies for the reasonably foreseeable future. The nature and form of any future in-licensing or acquisition may have a material impact on the financial position and results of operations of the Company. Depending on the overall structure of current and future strategic alliances, the Company may have additional capital requirements related to the further development, marketing and distribution of existing or future products.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders of

QLT INC.

         We have audited the consolidated balance sheets of QLT Inc. as of December 31, 2003 and 2002 and the consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in accordance with accounting principles generally accepted in the United States of America.

         On March 5, 2004, we reported separately to the shareholders of the Company on our audit, conducted in accordance with Canadian generally accepted auditing standards, of financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.

/S/ DELOITTE & TOUCHE LLP

Chartered Accountants

Vancouver, Canada
March 5, 2004

CONSOLIDATED BALANCE SHEETS

As at December 31,                                                  2003            2002
                                                                ------------    ------------
(In thousands of United States dollars)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                  $    262,408    $    128,138
     Short-term investment securities                                233,022          79,797
     Accounts receivable (Note 4)                                     35,395          30,186
     Inventories (Note 5)                                             26,808          23,900
     Current portion of deferred income tax assets (Note 17)          11,801          17,092
     Other (Note 6)                                                   16,150          13,310
                                                                ------------    ------------
                                                                     585,584         292,423

PROPERTY AND EQUIPMENT (Note 7)                                       43,262          35,281
DEFERRED INCOME TAX ASSETS (Note 17)                                       -          13,966
OTHER LONG-TERM ASSETS (Note 8)                                        5,876           4,170
                                                                ------------    ------------
                                                                $    634,722    $    345,841
                                                                ============    ============

LIABILITIES
CURRENT LIABILITIES

     Accounts payable                                           $      8,683    $      9,960
     Accrued restructuring charge (Note 15)                                -           2,631
     Other accrued liabilities (Note 10)                              13,574           7,027
     Deferred revenue                                                  6,594          12,678
                                                                ------------    ------------
                                                                      28,851          32,296

LONG-TERM DEBT (NOTE 11)                                             172,500               -
                                                                ------------    ------------
                                                                     201,351          32,296
COMMITMENTS (NOTE 19)
CONTINGENCIES (NOTE 21)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 12)
     Authorized
         500,000,000 common shares without par value
         5,000,000 first preference shares without par
         value, issuable in series
     Issued and outstanding
         Common shares                                               395,627         391,716
              December 31, 2003 - 68,892,027 shares
              December 31, 2002 - 68,407,753 shares

ACCUMULATED DEFICIT                                                   (8,084)        (52,901)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                         45,828         (25,270)
                                                                ------------    ------------
                                                                     433,371         313,545
                                                                ------------    ------------
                                                                $    634,722    $    345,841
                                                                ============    ============

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

                Year ended December 31,                                             2003              2002               2001
--------------------------------------------------------------------             ----------        ----------          ---------
(In thousands of United States dollars except per share information)
REVENUES
     Revenue from Visudyne(R) (Note 13)                                          $  142,125        $  104,087          $  79,522
     Contract research and development (Note 14)                                      4,625             6,426              3,853
                                                                                 ----------        ----------          ---------
                                                                                    146,750           110,513             83,375
                                                                                 ----------        ----------          ---------
COSTS AND EXPENSES
     Cost of sales                                                                   24,328            19,073             14,925
     Research and development                                                        44,905            42,252             42,909
     Selling, general and administrative                                             16,820            16,092              7,636
     Depreciation                                                                     3,141             3,121              2,807
     Restructuring (recovery) charge (Note 15)                                         (394)            2,867                  -
                                                                                 ----------        ----------          ---------
                                                                                     88,800            83,405             68,276
                                                                                 ----------        ----------          ---------

OPERATING INCOME                                                                     57,950            27,108             15,099

INVESTMENT AND OTHER INCOME

     Net foreign exchange gains (losses)                                              3,345             (278)              3,814
     Interest income                                                                  8,581             4,814              6,815
     Interest expense                                                                (2,359)                -                  -
     (Write-down) gain on investments (Note 16)                                        (560)           (6,204)             3,366
     Equity loss in NSQ                                                                   -              (277)               (29)
     Other gains (losses)                                                             1,813              (169)               233
                                                                                 ----------        ----------          ---------

INCOME BEFORE INCOME TAXES                                                           68,770            24,994             29,297

(Provision for) recovery of  income taxes (Note 17)                                 (23,953)          (11,399)            42,215
                                                                                 ----------        ----------          ---------

NET INCOME                                                                       $   44,817        $   13,595          $  71,512
                                                                                 ----------        ----------          ---------

NET INCOME PER COMMON SHARE
     Basic                                                                       $     0.65        $     0.20          $    1.05
     Diluted                                                                     $     0.65        $     0.20          $    1.04
                                                                                 ----------        ----------          ---------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(THOUSANDS)
     Basic                                                                           68,733            68,228             67,832
     Diluted                                                                         68,972            68,432             68,548
                                                                                 ----------        ----------          ---------

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

             Year ended December 31,                             2003         2002         2001
---------------------------------------------------------      ---------    ---------    ---------
(In thousands of United States dollars)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $  44,817    $  13,595    $  71,512
     Adjustments to reconcile net income to net cash from
     operating activities
          Depreciation                                             3,141        3,121        2,807
          Employee stock option expense                                -            -            3
          Write-down (gain) on investments (Note 16)                 560        6,204       (3,366)
          Amortization of deferred financing expenses                397            -            -
          Unrealized foreign exchange gains                       (8,375)        (566)      (1,065)
          Deferred income taxes ( Note 17)                        23,953       11,399      (42,215)
          Restructuring (recovery) charge                           (394)       2,631            -
          Equity loss in NSQ                                           -          277           29
     Changes in non-cash operating assets and liabilities
          Accounts receivable                                      1,254       (3,314)     (14,436)
          Inventories                                              2,167        7,872       (7,204)
          Other assets                                             3,984       (3,916)      (3,980)
          Accounts payable                                        (1,038)        (341)        (270)
          Accrued restructuring charge (Note 15)                  (2,437)           -            -
          Other accrued liabilities                                5,203         (654)       3,581
          Deferred revenue                                        (8,251)       5,031        6,102
                                                               ---------    ---------    ---------
                                                                  64,981       41,339       11,497
                                                               ---------    ---------    ---------
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
     Short-term investment securities                           (127,719)      15,907      (88,088)
     Purchase of investments                                           -            -       (7,132)
     Purchase of property and equipment                           (5,683)      (2,242)      (3,628)
     Proceeds from dissolution or sale of investments                  -          488       11,545
                                                               ---------    ---------    ---------
                                                                (133,402)      14,153      (87,303)
                                                               ---------    ---------    ---------

CASH PROVIDED BY FINANCING ACTIVITIES
     Long-term debt (net)                                        167,694            -            -
     Repayment of long-term debt                                       -            -       (8,693)
     Issuance of common shares                                     3,903        3,726        2,928
                                                               ---------    ---------    ---------
                                                                 171,597        3,726       (5,765)
                                                               ---------    ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS      31,094         (743)      (8,193)
                                                               ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             134,270       58,475      (89,764)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     128,138       69,663      159,428
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 262,408    $ 128,138    $  69,663
                                                               ---------    ---------    ---------
SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid:                                                 $     423    $     970    $     418
Income taxes paid:                                                     -            -            -
                                                               ---------    ---------    ---------

NON-CASH INVESTING AND FINANCING ACTIVITIES:

1. On February 1, 2002, the Company received 135,735 common shares of Diomed Holdings Inc. ("Diomed") and on August 5, 2002, received 696,059 preferred shares of Diomed as part of the consideration from the sale of its Optiguide(R) FiberOptics business to Diomed on November 8, 2000. Under the terms of the sale, Diomed elected to settle the amount owing in shares. The Company recorded this investment at a carrying value of $0.7 million and recorded a loss of $0.4 million on settlement of accounts receivable of $1.2 million.

2. A standby letter of credit in the amount of Canadian ("CAD") $2.5 million was issued under the second segment of the Company's unsecured credit facility. This letter of guarantee was security for the final payment of a land purchase and bore interest at 0.7% per annum. During April 2003, the land purchase was completed and the letter of guarantee cancelled.

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                      Common Shares
                                 -----------------------
                                                            Accumulated
                                                              Other                                             Total
                                                           Comprehensive    Accumulated    Comprehensive    Shareholders'
                                   Shares       Amount        Income          Deficit         Income           Equity
                                 ----------   ----------   -------------    -----------    -------------    -------------
(All amounts except share and per share information are expressed in thousands of United States dollars)

Balance at January 1, 2001       67,700,207   $  385,059    $  (11,069)     $ (138,008)             --       $  235,982

Exercise of stock options at
prices ranging from CAD $6.75
to CAD $48.88 per share             290,972        2,928            --              --              --            2,928

Paid-in capital from stock
option modifications                     --            3            --              --              --                3

OTHER COMPREHENSIVE LOSS:
Cumulative translation
adjustment from application of
U.S. dollar reporting                    --           --       (14,807)             --      $  (14,807)         (14,807)

Unrealized loss on available
for sale securities                      --           --        (2,917)             --          (2,917)          (2,917)

Net income                               --           --            --          71,512          71,512           71,512
                                                                                            ----------
Comprehensive income                     --           --            --              --      $   53,788               --
                                 ----------   ----------    ----------      ----------      ----------       ----------
Balance at December 31, 2001     67,991,179   $  387,990    $  (28,793)     $  (66,496)             --       $  292,701

Exercise of stock options at
prices ranging from CAD $9.28
to CAD $39.23 per share             416,574        3,726            --              --              --            3,726

OTHER COMPREHENSIVE INCOME:
Cumulative translation
adjustment from application of
U.S. dollar reporting                    --           --         3,523              --      $    3,523            3,523

Net income                               --           --            --          13,595          13,595           13,595
                                                                                            ----------
Comprehensive income                     --           --            --              --      $   17,118               --
                                 ----------   ----------    ----------      ----------      ----------       ----------
Balance at December 31, 2002     68,407,753   $  391,716    $  (25,270)     $  (52,901)             --       $  313,545

Exercise of stock options at
prices ranging from CAD $9.28
to CAD $23.50 per share             484,274        3,911            --              --              --            3,911

OTHER COMPREHENSIVE INCOME:
Cumulative translation
adjustment from application of
U.S. dollar reporting                    --           --        71,048              --      $   71,048           71,048

Unrealized gain on available
for sale securities                      --           --            50              --              50               50

Net income                               --           --            --          44,817          44,817           44,817
                                                                                            ----------
Comprehensive income                     --           --            --              --      $  115,915               --
                                 ----------   ----------    ----------      ----------      ----------       ----------
BALANCE AT DECEMBER 31, 2003     68,892,027   $  395,627    $   45,828      $   (8,084)             --       $  433,371
                                 ==========   ==========    ==========      ==========      ==========       ==========

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         QLT Inc. ("the Company") is a global bio-pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies to treat eye diseases, cancer and dermatological conditions. The Company is a pioneer in the field of photodynamic therapy ("PDT"). PDT is a minimally invasive medical procedure utilizing photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissues.

         1.       BASIS OF PRESENTATION

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts herein are expressed in United States dollars unless otherwise noted.

         2.       PRINCIPLES OF CONSOLIDATION

         These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. All of the Company's subsidiaries are inactive.

         The long-term investment in NS & QLT Technologies ("NSQ") in which the Company exercised joint control was recorded using the equity method whereby the Company included a pro rata share of NSQ's earnings in the carrying value of the investment and in the Company's net income. NSQ was the Company's only investment accounted for using the equity method in 2002. In December 2002, dissolution procedures for NSQ were commenced and NSQ's remaining assets have been distributed back to its shareholders. The Company does not currently have any investments accounted for using the equity method.

         3.       SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, taxes and contingencies. Actual results may differ from estimates made by management.

         Reporting Currency and Foreign Currency Translation

         Effective December 31, 2002 the Company changed its reporting currency to the U.S. dollar from the Canadian dollar in order to provide information on a more comparable basis with the majority of the companies in the Company's peer group. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenue and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders' equity under accumulated other comprehensive income (loss). The Company retained the Canadian dollar as its functional currency.

         The financial information for the year ended December 31, 2001 is presented in U.S. dollars as if the U.S. dollar had been used as the reporting currency during that period.

         Segmented Information

         The Company is considered to operate in one industry segment and currently generates revenue from a single pharmaceutical product, Visudyne.

         Cash, Cash Equivalents and Short-term Investment Securities

         Cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. Investments with maturities between three months and one year at the date of purchase are considered to be short-term investment securities. Short-term investment securities consist primarily of investment-grade commercial paper (R-1 DBRS rating), bankers' acceptances and certificates of deposit. All short-term investment securities are carried at cost plus accrued interest which, due to the short-term maturity of these financial instruments, approximates their fair value.

         Inventories

         Raw materials and supplies inventories are carried at the lower of actual cost and net realizeable value. Finished goods and work-in-process inventories are carried at the lower of weighted average cost and net realizable value. The Company records a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection. The provision is calculated at each stage of the manufacturing process. The Company estimates its non-completion rate based on past production and adjusts its provision quarterly based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs between $1.0 million and $1.7 million, depending on the stage of production.

         Investments

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

         Long-lived Assets

         In August of 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The adoption of this statement in 2002 did not have a material impact on the Company's financial position or results of operations. No material impairment relating to property or equipment has been identified by the Company for the years ended December 31, 2003, 2002 and 2001. However, in the fourth quarter of 2002, based on an assessment and the events affecting Kinetek, the Company wrote down its entire investment in Kinetek shares and recorded a write-down of $6.2 million. There were no other impairment adjustments to investments recorded in 2003, 2002 and 2001.

         Property and Equipment

         During the first quarter of 2003 the Company reviewed its intended use of property and equipment and adopted the straight-line method for all newly acquired property and equipment beginning in 2003. The Company retains the declining balance method for all property and equipment acquired prior to 2003.

         Property and equipment are recorded at cost and amortized as follows:

                                                        Method          Rates              Method          Years
                                                   -----------------    -----       -------------------    -----
Buildings                                          Declining balance     4%
Office furnishings, fixtures and other             Declining balance     20%        or    Straight-line      5

Research and commercial manufacturing equipment
    and computer operating system                  Declining balance     20%        or    Straight-line      5
Computer hardware                                  Declining balance     30%        or    Straight-line      3

         Revenue Recognition

         Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG ("Novartis Ophthalmics"), the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by the Company (See Note 13 - Revenue from Visudyne). The Company recognizes revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of total revenues noted above, this occurs upon "sell through" to the end user.

         Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with the Company's various strategic partners, including (but not limited to) Novartis Ophthalmics. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by the Company do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables. (See Note 4 - Accounts Receivable and Note 14 - Contract Research and Development).

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

         Stock-Based Compensation

         As allowed by SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that an entity has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors, as permitted by SFAS 123.

         The following pro forma financial information presents the net income and net income per common share had the Company recognized stock-based compensation using a fair value based accounting method:

(In thousands of United States dollars
except per share information)                                     2003          2002          2001
--------------------------------------------                   ----------    ----------    ----------
Net Income (Loss)
 As reported                                                   $   44,817    $   13,595    $   71,512
     Add: Employee stock option expense                                 -             -             3
     Less:  Additional employee compensation                      (18,766)      (25,525)      (25,667)
expense under the fair value method
                                                               ----------    ----------    ----------
     Pro forma                                                 $   26,051    $  (11,930)   $   45,848
                                                               ----------    ----------    ----------
Basic net income (loss) per common share
 As reported                                                   $     0.65    $     0.20    $     1.05
 Pro forma                                                           0.38         (0.17)   $     0.68
                                                               ----------    ----------    ----------
Diluted net income (loss) per share
 As reported                                                   $     0.65    $     0.20    $     1.04
 Pro forma                                                           0.38         (0.17)   $     0.67
                                                               ----------    ----------    ----------

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

         The weighted average fair value of stock options granted in 2003 was CAD $4.36 whereas the 2002 and 2001 options were valued at CAD $11.82 and CAD $18.16, respectively. The Company used the Black-Scholes option pricing model to estimate the value of the options at each grant date, under the following weighted value average assumptions:

                                            2003                2002                2001
                                            ----                ----                ----
Annualized Volatility                       63.4%               83.1%               81.1%
Risk-free Interest Rate                      3.3%                4.4%                4.8%
Expected Life (Years)                        2.5                 2.5                 2.5

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

         Income Taxes

         Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of the deferred net tax assets resulting in an increase or decrease to net income. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Investment tax credits are included as part of the provision for (recovery of) income taxes.

         Derivative Financial Instruments

         The Company enters into foreign exchange contracts to manage exposure to currency rate fluctuations related to its expected future net earnings and cash flows. The Company does not engage in speculative trading of derivative financial instruments. The foreign exchange contracts are not designated as hedging instruments and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. Details of foreign exchange contracts outstanding at December 31, 2003 are described in Note 18.

         Legal Proceedings

         The Company is involved in a number of legal actions, the outcomes of which are not within the Company's complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. The Company records a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. The Company's potentially material legal proceedings are discussed in Note 21 to the consolidated financial statements. As of December 31, 2003, no reserve has been established related to these proceedings.

         Net Income Per Common Share

         Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options and convertible debt.

         The following table sets out the computation of basic and diluted net income per common share:

          (In thousand of Unites States dollars, except per share data)    2003       2002       2001
          -------------------------------------------------------------  --------   --------   --------
          Numerator:
               Net Income                                                $ 44,817   $ 13,595   $ 71,512
                                                                         ========   ========   ========
          Denominator:
               Weighted-average common shares outstanding                  68,733     68,228     67,832
               Effect of dilutive securities:
                    Stock options                                             239        203        716
                                                                         --------   --------   --------
               Diluted weighted-average common shares outstanding          68,972     68,432     68,548
                                                                         ========   ========   ========
          Basic net income per common share                              $   0.65   $   0.20   $   1.05
          Diluted net income per common share                            $   0.65   $   0.20   $   1.04

         The effect of approximately 9,692,637 shares related to the assumed conversion of the $ 172.5 million 3% convertible senior notes (as described in Note 11) has been excluded from the computation of diluted earnings per share for the year ended December 31, 2003 as none of the conditions that would permit conversion have been satisfied.

         In addition to excluding the effect of the assumed conversion of the convertible senior notes also excluded from the calculation of diluted net income per common share for the year ended December 31, 2003 were 6,290,893 shares (in 2002 - 7,334,365 shares, in 2001 - 4,965,562 shares) of common stock from stock options because their effect was anti-dilutive.

         Reclassification

         Certain comparative figures have been reclassified to conform with the current year's presentation.

         Recently Issued Accounting Standards

         In November of 2002 the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or its results of operations.

         In November of 2002 the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of the fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. The provisions of Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material impact on the Company's consolidated financial position or results of operations

         In December of 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's consolidated financial statements currently comply with the disclosure requirements of SFAS No. 148.

         In January of 2003 the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structures used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial position or results of operations.

         In April of 2003 the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect

         Guarantees of Indebtedness of Others and (4) amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 for all contracts entered into after June 30, 2003 and was not affected by Implementation Issues that would require earlier adoption. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

         In May of 2003 the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that three types of financial instruments be reported as liabilities by their issuers: (1) mandatorily redeemable instruments; (2) forward purchase contracts, written put options, and other financial instruments not in the form of shares that either obligate or may obligate the issuer to repurchase its equity shares and settle its obligation for cash or by transferring other assets; and (3) certain financial instruments that include an obligation that may be settled in a variable number of equity shares, has a fixed or benchmark tied value at inception, and varies inversely with the fair value of the equity shares. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provision for pre-existing instruments beginning July 1, 2003. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

         4.       ACCOUNTS RECEIVABLE

 (In thousands of United States dollars)       2003          2002
----------------------------------------    ----------    ----------
Visudyne(R)                                 $   34,035    $   28,636
Contract research and development                1,032         1,128
Trade and other                                    328           422
                                            ----------    ----------
                                            $   35,395    $   30,186
                                            ==========    ==========

         Accounts receivable - Visudyne represents amounts due from Novartis Ophthalmics and consists of the Company's 50% share of pre-tax profit on sales of Visudyne, amounts due from the sale of bulk Visudyne to Novartis Ophthalmics and reimbursement of specified royalty and other costs. The Company has not, in the past, experienced bad debts. Based on this history and because the Company's accounts receivable consists primarily of receivables from its strategic partner, Novartis Ophthalmics, the Company does not provide an allowance for doubtful accounts.

         5.       INVENTORIES

(In thousands of United States dollars)                       2003          2002
-------------------------------------------------          ----------    ----------
Raw materials and supplies                                 $    2,066    $    1,706
Work-in-process                                                24,660        22,057
Finished goods                                                     82         1,801
Provision for non-completion of product inventory                   -        (1,664)
                                                           ----------    ----------
                                                           $   26,808    $   23,900
                                                           ==========    ==========

         The Company records a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection. The entire provision for non-completion of product inventory of $2.7 million was utilized for inventory batches in production which did not pass quality inspection during November 2003. The Company had not previously experienced inventory spoilage. Based on this history, inventory turnover, and expected sales, the Company believes that, at this time, the risk of inventory obsolescence is negligible. Accordingly, the Company has not established any reserve for obsolescence.

         6.       OTHER

(In thousands of United States dollars)                2003         2002
-------------------------------------------------   ----------   ----------
Inventory in transit held by Novartis Ophthalmics   $   10,122   $   11,993
Foreign exchange contracts                               4,447            -
Prepaid expenses and other                               1,581        1,317
                                                    ----------   ----------
                                                    $   16,150   $   13,310
                                                    ----------   ----------

         Inventory in transit comprises finished goods that have been shipped to and are held by Novartis Ophthalmics. Under the terms of the Company's collaborative agreement, upon delivery of inventory to Novartis Ophthalmics, the Company is entitled to an advance equal to the Company's cost of inventory. The inventory in transit is also included in deferred revenue at cost, and will be recognized as revenue in the period of the related product sale and delivery by Novartis Ophthalmics to third parties, where collection is reasonably assured.

         7.       PROPERTY AND EQUIPMENT

                                                                           2003          2002
                                                                        ----------    ----------
                                                         Accumulated        Net          Net
(In thousands of United States dollars)        Cost      Amortization   Book Value    Book Value
---------------------------------------     ----------   ------------   ----------    ----------
Buildings                                   $   29,227    $    3,567    $   25,660    $   20,509
Office furnishings, fixtures, and other          5,009         2,900         2,109         2,018
Research equipment                               8,148         5,183         2,965         2,555
Commercial manufacturing equipment               2,551         1,420         1,131         1,093
Computer hardware and operating system          13,313         6,736         6,577         5,123
Land                                             4,820             -         4,820         3,983
                                            ----------   ------------   ----------    ----------
                                            $   63,068    $   19,806    $   43,262    $   35,281
                                            ----------   ------------   ----------    ----------

         8.       OTHER LONG-TERM ASSETS

(In thousands of United States dollars)      2003          2002
--------------------------------------    ----------    ----------
Deferred financing expenses               $    4,784    $        -
Axcan Pharma Inc.                                  -         2,359
Diomed Holdings, Inc.                            244           679
Other                                            848         1,132
                                          ----------    ----------
                                          $    5,876    $    4,170
                                          ----------    ----------

         Deferred financing expenses represent total debt issue costs of $4.9 million related to the convertible senior notes (See Note 11 - Long Term Debt), less amortization of $0.4 million. Deferred financing expenses are being amortized over 5 years commencing August 2003. The long-term receivable from Axcan represents the present value of a $2.5 million receivable relating to the sale of Photofrin (see Note 16 - (Write-down) Gain on Investments) which does not bear interest and was received in cash during 2003. The long-term investment in Diomed Holdings, Inc. represents the restricted Class A Convertible Preferred Stock the Company received as consideration for the sale of the Company's Optiguide fiber optic business to Diomed Holdings, Inc. and was converted to Diomed Holdings Inc. common shares during 2003 (see Note 16 - (Write-down) Gain on Investments). Other long-term investments consist principally of long-term employee loans which are non-interest bearing with terms ranging from one to five years, and which will be forgiven if certain conditions are met.

         9.       CREDIT FACILITY

         During 2003 the Company maintained a CAD $3.5 million unsecured credit facility agreement. A segment of this facility was structured as a CAD $1.0 million revolving demand loan which bore interest at the bank's prime rate for Canadian dollar drawdowns and the U.S. base rate for U.S. dollar drawdowns. As at December 31, 2003, no amount was drawn against this portion of the facility. The company terminated the unsecured credit facility agreement subsequent to December 31, 2003.

         10.      OTHER ACCRUED LIABILITIES

(In thousands of United States dollars)       2003          2002
---------------------------------------    ----------    ----------
Royalties                                  $    2,470    $    2,025
Compensation                                    5,325         3,557
Foreign exchange contracts                      3,589           706
Manufacturing                                       -           568
Interest                                        2,132           171
Other                                              58             -
                                           ----------    ----------
                                           $   13,574    $    7,027
                                           ----------    ----------

         11.      LONG TERM DEBT

         In August of 2003 the Company completed a private placement of $172.5 million aggregate principal amount of convertible senior notes due in 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004.

         The convertible senior notes are convertible at the option of the holders into common shares at the conversion rates referred to below only in the following circumstances: (i) if the Company's common share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the convertible senior notes; (ii) if the trading price of the convertible senior notes over a specified period has fallen below 95% of the amount equal to the Company's then prevailing common share price times the applicable conversion rate;
         (iii) if, subject to certain exceptions, the convertible senior notes are called for redemption; or (iv) if specified corporate transactions were to occur. The notes are convertible into common shares of the Company, at an initial conversion rate of 56.1892 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $17.80 per share.

         The Company has the right to redeem the convertible senior notes for cash at any time on or after September 15, 2008. The Company also has the option to redeem for cash all, but not less than all, of the notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date, in the event of certain changes to Canadian withholding tax requirements. Holders of the convertible senior notes have the right to require the Company to redeem these notes, for cash, at their issue price plus accrued interest on September 15 in each of 2008, 2013, and 2018. On the occurrence of certain events, such as a change in control or termination of trading, holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by the Company.

         The notes are senior unsecured obligations and rank equally with all of the Company's future senior unsecured indebtedness. The notes are effectively subordinated to all of the Company's future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables.

         12.      SHARE CAPITAL

                  (a)      Authorized Shares

                  There were no changes to the authorized share capital of the Company during the three-year period ended December 31, 2003.

                  (b)      Share Buy-Back Program

                  On August 11, 2003 the Company announced a share buy-back program. The share purchases will be made as a normal course issuer bid; the Company may purchase for cancellation up to a maximum of 5,000,000 common shares, being approximately 7.32% of the public float of 68,338,072 common shares on August 11, 2003. All purchases will be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ National Market, in accordance with all regulatory requirements, and will be effected during the period commencing August 13, 2003 and ending August 12, 2004. As of December 31, 2003, the Company has not purchased any of its common shares as part of this program.

                  (c)      Shareholder Protection Rights Plan

                  Effective March 17, 2002 the Company adopted a Shareholder Rights Plan, which was then amended and restated effective April 8, 2002 (the "Rights Plan"), and approved, as amended, by the shareholders of the Company on April 25, 2002. The Rights Plan replaced the shareholder rights plan (the "Initial Rights Plan") that was initially adopted by the Company on March 17, 1992, confirmed by shareholders on April 28, 1992, amended March 31, 1997 and re-confirmed, as amended, by shareholders on May 12, 1997. The Initial Rights Plan expired on March 17, 2002. The Rights Plan will remain in effect, unless earlier terminated pursuant to its terms, until the 2005 annual meeting of shareholders, and, if reconfirmed at the 2005 annual meeting, the Rights Plan will remain in effect until the 2008 annual meeting of shareholders. Under the Rights Plan, holders of common shares are entitled to one share purchase right for each common share held. Generally, if any person or group makes a take-over bid, other than a bid permitted under the Rights Plan (a "Permitted Bid") or acquires beneficial ownership of 20% or more of the Company's outstanding common shares without complying with the Rights Plan, the Rights Plan will entitle the holders of share purchase rights to purchase, in effect, common shares of the Company at 50% of the prevailing market price. A take-over bid for the Company can avoid the dilutive effects of the share purchase rights, and therefore become a Permitted Bid, if it complies with provisions of the Rights Plan or if it is expressly approved by the Board of Directors.

                  (d)      Stock Options

                  The Company has in place two incentive stock option plans which are described below. At present the Company may only grant options from one of these plans, namely the 2000 Incentive Stock Option Plan (the "2000 Plan"). The other plan remains in place for so long as options previously granted under it plans remain outstanding. The 2000 Plan provides for the grant of options to purchase common shares to directors, officers and employees of the Company, or any of its subsidiaries, to provide incentive to develop the growth of the Company. The 2000 Plan is administered by the Executive Compensation Committee (the "Committee") appointed by the Board of Directors. Since 2001, vesting of stock options for all employees and directors, which is at the discretion of the Committee, has occurred rateably over three years.

         (i)      1998 Incentive Stock Option Plan ("1998 Plan")

                  The 1998 Plan, which provided for the issuance of up to 5,000,000 common shares, was approved by shareholders in May 1998. The maximum term of any option granted under the 1998 Plan is five years. Under this Plan, the exercise price of an option was set by the Committee at the time of granting and could not be less than the fair market price of the common shares on the date of the granting. No option could be granted under the 1998 Plan if it would have resulted in the optionee holding options or rights to acquire in excess of 5% of the issued and outstanding common shares (on a non-diluted basis). The 1998 Plan automatically terminated on February 10, 2003 but options granted before the termination of the 1998 Plan may be exercised until they expire in accordance with their original terms. At December 31, 2003, options to purchase an aggregate total of 1,953,614 common shares were outstanding under the 1998 Plan and exercisable in the future at prices ranging between CAD $12.10 and CAD $51.50 per common share.

         (ii)     2000 Incentive Stock Option Plan

                  The 2000 Plan, which provides for the issuance of up to 5,000,000 common shares, was approved by shareholders on May 5, 2000. On April 25, 2002, at the Annual General Meeting of the Company, the shareholders passed a resolution approving an amendment to the 2000 Plan by increasing the maximum number of common shares issuable under the Plan to 7,000,000 common shares. The 2000 Plan is to replace the 1995 Plan and the 1998 Plan. A guideline currently set in place by the Committee is for the maximum term of any option granted under the 2000 Plan not to exceed five years, subject to the right of the Committee to extend the term in certain circumstances. The exercise price of an option granted is set by the Committee at the time of granting and may not be less than the fair market price of the common shares on the date of the granting. No option may be granted under the 2000 Plan if it would result in the optionee holding options or rights to acquire in excess of 5% of the issued and outstanding common shares (on a non-diluted basis). The Committee may suspend, amend, or terminate the 2000 Plan at any time without notice, provided that no outstanding option is adversely affected thereby. The 2000 Plan will automatically terminate on March 1, 2010, unless it has previously been terminated by the Committee, but options granted before termination of the 2000 Plan may be exercised until they expire in accordance with their original terms. At December 31, 2003, options to purchase an aggregate total of 5,283,010 common shares were outstanding under the 2000 Plan and exercisable in the future at prices ranging between CAD $12.93 and CAD $108.60 per common share.

Stock option activity with respect to all of the Company's stock option plans is presented below:

                                                              Exercise Price
(In Canadian dollars)                     Number of Options   Per Share Range
--------------------------------          -----------------   ---------------
Outstanding at December 31, 2000                  5,493,307   $ 4.56 - 108.60

     Granted                                      3,381,707    31.40 - 108.60
     Exercised                                     (290,972)    6.75 -  48.88
     Cancelled                                     (431,646)    4.56 - 108.60
                                          -----------------   ---------------

Outstanding at December 31, 2001                  8,152,396   $ 9.28 - 108.60

     Granted                                      1,047,862     12.93 - 39.23
     Exercised                                     (416,574)     9.28 - 39.23
     Cancelled                                     (982,446)   13.78 - 108.60
                                          -----------------   ---------------

Outstanding at December 31, 2002                  7,801,238   $ 9.28 - 108.60

     Granted                                      1,005,322     12.10 - 18.36
     Exercised                                     (484,274)     9.28 - 23.50
     Cancelled                                   (1,085,662)    9.28 - 108.60
                                          -----------------   ---------------

Outstanding at December 31, 2003                  7,236,624   $ 12.10 - 108.60
                                          -----------------   ---------------

         The weighted average exercise price of outstanding options as at December 31, 2003 and December 31, 2002 are CAD $47.82 and CAD $50.85, respectively (U.S.$36.88 and U.S.$39.22, respectively).

         Additional information relating to stock options outstanding as of December 31, 2003, is presented below:

(In Canadian dollars)                   Options Outstanding                         Options Exercisable
--------------------         ---------------------------------------------    -------------------------------------
                                                                Weighted
                                                                Average
                                              Weighted         Remaining
                             Number of         Average         Contractual                        Weighted Average
Price Range                   Options       Exercise Price    Life (Years)    Number of Options    Exercise Price
--------------------         ----------    ---------------    ------------    ------------------  -----------------
Under $17.50                    940,981    $         13.42            4.20               221,335  $           13.38
$17.51- $25.00                  847,578              22.54            3.35               471,341              22.68
$25.01- $37.50                1,481,211              31.38            1.64             1,293,797              31.33
$37.51- $50.00                2,323,929              41.49            1.99             2,071,602              41.88
Over $50.00                   1,642,925             104.34            1.36             1,639,425             104.40
                             ----------    ---------------    ------------    ------------------  -----------------
                              7,236,624                                                5,697,500
                             ----------                                       ------------------

         The number of options issued and outstanding under all plans at any time is limited to 15% of the number of issued and outstanding common shares of the Company. As of December 31, 2003, the number of options issued and outstanding under all plans was 11% of the issued and outstanding common shares.

         13.      REVENUE FROM VISUDYNE(R)

         Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne.

         The Company's Revenue from Visudyne was determined as follows:

(In thousands of United States dollars)                          2003               2002                2001
-------------------------------------------------             ----------        -----------         -----------
Visudyne(R) sales by Novartis Ophthalmics                     $  356,948        $   287,098         $   223,343
Less:  Marketing and distribution costs                         (110,958)          (107,293)            (87,622)
Less:  Inventory costs                                           (22,624)           (16,424)            (12,848)
Less:  Royalties                                                  (8,082)            (6,604)             (5,218)
                                                              ----------        -----------         -----------
                                                              $  215,284        $   156,777         $   117,656
                                                              ==========        ===========         ===========

QLT share of remaining revenue on final sales by
Novartis Ophthalmics (50%)                                    $  107,642        $    78,388         $    58,828
Add:   Inventory costs reimbursed to QLT                          19,757             13,574              10,263
Add:   Royalties reimbursed to QLT                                 8,082              6,604               5,218
Add:   Other costs reimbursed to QLT                               6,644              5,521               5,213
                                                              ----------        -----------         -----------
Revenue from Visudyne(R) as reported by QLT                   $  142,125        $   104,087         $    79,522
                                                              ==========        ===========         ===========

         For the year ended December 31, 2003 approximately 51% (2002 - 59%, 2001 - 63%) of total Visudyne sales were in the United States, with Europe and other markets responsible for the remaining 49% (2002 - 41%, 2001 - 37%).

         14.      CONTRACT RESEARCH AND DEVELOPMENT

         The Company receives non-refundable research and development funding from Novartis Ophthalmics and other strategic partners, which is recorded as contract research and development revenue. Details of the Company's contract research and development revenue are as follows:

  (In thousands of United States dollars)                2003           2002         2001
-------------------------------------------           ----------     ---------    ----------
Visudyne(R) ocular programs                           $    2,527     $   2,475    $    2,503
Visudyne(R) dermatology programs                           1,062         2,745         1,318
Tariquidar programs                                        1,000         1,000             -
Others                                                        36           206            32
                                                      ----------     ---------    ----------
Contract research & development revenue               $    4,625     $   6,426    $    3,853
                                                      ==========     =========    ==========

         15.      RESTRUCTURING CHARGE

         In the fourth quarter of 2002 the Company restructured its operation to reduce operating expenses and concentrate its resources on key product development programs and business initiatives. The Company reduced its overall headcount by 62 people or 17%. The Company provided affected employees with severance and support to assist with outplacement. As a result, the Company recorded a $2.9 million restructuring charge in the fourth quarter of 2002 related to severance and termination costs. During the second quarter of 2003, the Company reassessed its restructuring reserve based on expected remaining cash outlays for severance, termination benefits and other related costs, and accordingly reduced the reserve by $0.4 million. As of

         December 31, 2003 the Company has substantially completed all activities associated with the restructuring, the details of which are as follows:

                                                                                     Reduction of
    (In thousands                                                                       accrued
      of United            November       Cash        December 31,                   restructuring    December 31,
   States dollars)          2002        payments*        2002       Cash payments*      charge            2003
--------------------     -----------    ----------    ------------  --------------   -------------    ------------
Severance and
   Termination
   benefits accrued      $     2,205    $      224    $      1,981  $       (1,981)  $           -    $          -
Other related
   expenses accrued              655             5             650            (256)           (394)              -
                         -----------    ----------    ------------  --------------   -------------    ------------
                         $     2,860    $      229    $      2,631  $       (2,237)  $        (394)   $          -
                         ===========    ==========    ============  ==============    ============    ============

(*) These amounts are net of any foreign exchange impact

         16.      (WRITE-DOWN) GAIN ON INVESTMENTS

         (In thousands of United States dollars)                   2003          2002          2001
---------------------------------------------------------       ----------    ----------    ----------
Write-down of investment in Diomed Holdings Inc.                $     (560)   $        -    $        -
Write-down of investment in Kinetek Pharmaceuticals, Inc.                -        (6,204)            -
Gain on sale of investment in Axcan Pharma Inc.                          -             -         3,366
                                                                ----------    ----------    ----------
                                                                $     (560)   $   (6,204)   $    3,366
                                                                ==========    ==========    ==========

         The Company's investment in Diomed Holdings Inc. was significantly diluted as a result of an equity financing by the investee during the fourth quarter of fiscal 2003, and was also impaired in the amount of $0.6 million to reflect an other than temporary decline in value.

         The Company performed periodic evaluations of its investments to assess for indications of impairment. During the fourth quarter of fiscal 2002, the Company contracted an impairment assessment by an independent valuation consultant. Based on this assessment and the events affecting Kinetek, the Company wrote down its entire investment in Kinetek shares and recorded a write-down of $6.2 million.

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

         17.      INCOME TAXES

         The components of the provision for (recovery of) income taxes are as follows:

    (In thousands of United States dollars)              2003          2002          2001
----------------------------------------------        ----------    ----------    ----------
Provision for deferred income taxes                   $   23,853    $   10,294    $    9,641
Increase in (reduction of) valuation allowance               100         1,105       (51,856)
                                                      ----------    ----------    ----------
Provision for (recovery of) income taxes              $   23,953    $   11,399    $  (42,215)
                                                      ==========    ==========    ==========

         Differences between the statutory income tax rates applicable to the Company and the Company's effective income tax rate applied to the pre-tax income consist of the following:

    (In thousands of United States dollars)                   2003           2002           2001
------------------------------------------------           ----------     ----------     ----------
Income before income taxes                                 $   68,770     $   24,994     $   29,297
Canadian  statutory tax rates                                   37.62%         39.62%         44.62%
                                                           ----------     ----------     ----------
Expected income tax provision                              $   25,871     $    9,902     $   13,072
Investment tax credits                                         (1,536)        (1,356)        (4,030)
Deferred gain on sale of Photofrin                               (682)             -              -
Increase in (reduction of ) valuation allowance                   100          1,105        (51,856)
Valuation allowance on write-down of investment                   105          1,229              -
Permanent differences and other                                    95            519            599
                                                           ----------     ----------     ----------
Provision for (recovery of) income taxes                   $   23,953     $   11,399     $  (42,215)
                                                           ==========     ==========     ==========

         The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

     (In thousands of United States dollars)                  2003          2002
---------------------------------------------------        ----------    ----------
Non-capital loss carry forwards                            $        -    $    5,327
Research and development expenditures                             510        16,241
Investment tax credits                                          8,631         5,466
Write-down of long-term investments                             1,654         1,105
Development rights                                              3,559         3,069
Other temporary differences                                      (899)          955
                                                           ----------    ----------
Total gross deferred income tax assets                     $   13,455    $   32,163

Less: valuation allowance                                      (1,654)       (1,105)
                                                           ----------    ----------
Total deferred income tax assets                           $   11,801    $   31,058
                                                           ----------    ----------
Total gross deferred income tax liabilities                         -             -
                                                           ----------    ----------
Net deferred income tax assets                             $   11,801    $   31,058
                                                           ==========    ==========
Less: current portion                                         (11,801)      (17,092)
                                                           ----------    ----------
Net long-term portion of deferred income tax assets        $        -    $   13,966
                                                           ==========    ==========

         As at December 31, 2003 the Company had $1.4 million of unclaimed research and development expenditures available for tax purposes which have no expiration date. The Company also had net investment tax credits of $8.6 million available which will expire at various dates through 2013. The future tax benefit of these deferred tax assets is ultimately subject to final determination by taxation authorities.

         The realization of the Company's deferred income tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any investment tax credits. During 2001, the Company's development and operations suggested that the "more likely than not" test for accounting purposes had been met and accordingly, the valuation allowance that had been recorded in the past against the net deferred income tax asset was reversed. During 2003, the Company adjusted its a valuation allowance relating to the write-down of its investment in Diomed. The valuation allowance is reviewed periodically and if the "more likely than not" criterion changes for accounting purposes, then the valuation allowance will be adjusted accordingly.

18.      FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

As at December 31, 2003 and 2002 the carrying amounts for the Company's cash and cash equivalents, short-term investment securities, accounts receivable, accounts payable, accrued restructuring charge, and other accrued liabilities approximated fair value due to the short-term maturity of these financial instruments. The Company's investment in common shares of Diomed Holdings Inc. is carried at fair value based on quoted market prices. The Company's long-term debt comprises $172.5 million aggregate principal amount of convertible senior notes due in 2023 and has a fair value of $232.1 million based on the average bid and ask prices of these notes as of December 31, 2003 as quoted by an investment banking group. These notes are not listed on any securities exchange or included in any automated quotation system. The quoted bid and ask prices may not be reliable as the amounts cannot be independently verified and not all trades are reflected.

With respect to the concentration of credit risk, the Company's accounts receivables comprise primarily aggregate amounts owing from the Company's co-development partner, Novartis Ophthalmics, as at December 31, 2003 and December 31, 2002.

The Company purchases goods and services in both Canadian and U.S. dollars, and earns most of its revenues in U.S. dollars and Euross. The Company enters into foreign exchange contracts to manage exposure to currency rate fluctuations related to its expected future net income (primarily in U.S. dollars and Euros) and cash flows (in U.S. dollars and Swiss francs). The Company is exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. The Company mitigates this risk by transacting with a diverse group of financially sound counterparties and, accordingly, does not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts, as at December 31, 2003, was approximately $3.8 million, which was included in the Company's results of operations.

19.      COMMITMENTS

In the normal course of business, the Company enters into Visudyne supply agreements with contract manufacturers, which expire at various dates to 2008 and total $8.2 million, as well as other purchase commitments related to daily operations. In addition, the Company has entered into operating lease agreements related to office equipment. The minimum annual commitment related to these agreements payable over the next five years are as follows:

(In thousands of United States dollars)

    Year ending December 31,
    ------------------------
    2004                                          $ 8,973
    2005                                            3,217
    2006                                            2,050
    2007                                              184
    2008                                            2,365

20.      SEGMENTED INFORMATION

Details of the Company's revenues and property and equipment by geographic segments are as follows:

Revenues(1)

(In thousands of United States dollars)

                                                        2003          2002             2001
                                                    ---------    -------------    ---------------
United States                                       $  86,754    $      73,309    $        61,274
Europe                                                 47,637           30,722             19,056
Canada                                                  7,734            4,544              2,517
Other                                                   4,625            1,938                528
                                                    ---------    -------------    ---------------
                                                    $ 146,750    $     110,513    $        83,375
                                                    ---------    -------------    ---------------

Property and equipment

(In thousands of United States dollars)

                                                      2003           2002
                                                    ---------    -------------
Canada                                              $  42,687    $      34,608
United States                                             575              673
                                                    ---------    -------------
                                                    $  43,262    $      35,281
                                                    ---------    -------------

         Revenues are attributable to a geographic segment based on the location of the customer for revenue from Visudyne and royalties on product sales, and the location of the head office of the collaborative partner in the case of revenues from contract research and development and collaborative arrangements.

21.      CONTINGENCIES

(a)      PATENT LITIGATION WITH MEEI

         The First MEEI Lawsuit

         On April 24, 2000 Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against the Company in the United States District Court for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including Age Related Macular Degeneration ("AMD"). During 2002 the Court granted summary judgment in favor of QLT, dismissing all counts of MEEI's complaint against the Company in this lawsuit.

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

         In 2002 QLT moved for summary judgment against MEEI on all counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted QLT's motions, thus dismissing all of MEEI's claims in this lawsuit. Final judgment of dismissal was entered in April 2003. In May 2003, MEEI filed a notice of appeal. With respect to QLT's counterclaim requesting correction of inventorship of the `349 patent to add an additional MGH inventor, the Court stayed the claim pending the outcome of Civil Action No. 01-10747-EFH, described below. QLT voluntarily dismissed the remainder of its counterclaims in Civil Action No. 00-10783-JLT without prejudice in April 2003.

         The Second MEEI Lawsuit

         On May 1, 2001 the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The `303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the `303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

         The same day the `303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the `303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the `303 patent. The Company's counterclaim seeks to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the `303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the `303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgment that the `303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the `303 patent to MEEI.

         In November 2001 MGH sought and was granted leave to intervene in the action to protect its rights in the `303 patent. MGH's complaint in intervention, like QLT's counterclaim, asks the court to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors of the inventions claimed in the patent and by declaring that MGH is a joint owner of those inventions.

         In April 2003 QLT moved to dismiss MEEI's claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted QLT's motion on May 28, 2003.

         No trial has been scheduled in Civil Action No. 01-10747-EFH, and none is expected until late 2004 at the earliest.

         The Company believes MEEI's claims in both lawsuits are without merit and intends to vigorously defend against such actions and pursue its counterclaims. The outcomes of these disputes are not presently determinable or estimable and there can be no assurance that the matters will be resolved in favor of the Company. If the lawsuits are not resolved in the Company's favor, the Company may be obliged to pay damages, to pay an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, may be subject to such equitable relief as a court may determine (which could include an injunction) or may be subject to a remedy combining some or all of the foregoing.

(b)      SECURITIES CLASS ACTION

         In January and February of 2001, seven proposed securities class actions were filed in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's common shares between August 1, 2000 and December 14, 2000. On May 3, 2001, the court ordered consolidation of the seven actions.

         The complaints name as defendants: the Company; Julia Levy, former President, Chief Executive Officer and a current Director of the Company; and Kenneth Galbraith, the Company's former Executive Vice President, Chief Financial Officer and Corporate Secretary. The plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

         The plaintiffs allege that on December 14, 2000 the Company announced that it expected to miss its Visudyne sales estimates for the fourth-quarter 2000, and that in response, the Company's common share price dropped approximately 31%. The plaintiffs claim that the Company's December 14, 2000 statements contradicted prior information issued by the defendants concerning the demand for Visudyne and the Company's prospects. The plaintiffs allege that the defendants overstated the demand for Visudyne, did not properly disclose reimbursement issues relating to Visudyne and that the defendants had no basis in the months preceding the December announcement for their projections of fourth-quarter sales. The plaintiffs further allege that the intent of the individual defendants to mislead investors can be inferred from their sale of a substantial amount of the Company's common shares during the months of August and September 2000. The plaintiffs seek injunctive relief, fees and expenses and compensatory damages in an unspecified amount.

         The Company believes that the plaintiffs' claims are without merit and intends to vigorously defend against such claims. However, the outcome of this litigation is not presently determinable or estimable and there can be no assurance that the matters will be resolved in favor of the Company and the other defendants. If the lawsuit is not resolved in the Company's favor, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.

         The effect of a negative judgment or likely loss with respect to one or both of the above-mentioned claims, if any, will be recorded in the period it becomes determinable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's principal executive and financial officers have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report.

         Subsequent to the Company's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

         The Information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K either will be incorporated by reference to the proxy statement for use in connection with the Company's Annual Meeting of Shareholders to be held on May 26, 2004 or included as an amendment hereto, in each case within 120 days after the end of our fiscal year, and in each case by directly supplying the information within the Form.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required this Item either will be incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 26, 2004 or included as an amendment hereto, in each case within 120 days after the end of our fiscal year, and in each case by directly supplying the information within the Form.

ITEM 11. EXECUTIVE COMPENSATION

         The information required this Item either will be incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 26, 2004 or included as an amendment hereto, in each case within 120 days after the end of our fiscal year, and in each case by directly supplying the information within the Form.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2003:

                                              (a)                           (b)                          (c)
                                     -----------------------        --------------------       ------------------------
                                                                                                 Number of securities
                                                                                                remaining available for
                                     Number of Securities to          Weighted-average           issuance under equity
                                     be issued upon exercise          exercise price of           compensation plans
                                     of outstanding options,        outstanding options,         (excluding securities
        Plan Category                  warrants and rights           warrants and rights       reflected in column (a))
--------------------------------     -----------------------        --------------------       ------------------------
Equity compensation plans
approved by security holders                7,236,624(1)                  CAD$ 47.82                     1,716,990

Equity compensation plans not
approved by security holders                        0                            N/A                             0
                                     -----------------------        --------------------       ------------------------
Total                                       7,236,624                         $ 47.82                    1,716,990

(1) The Company currently maintains two equity compensation plans, each of which was approved by shareholders, which provide for the issuance of common stock to officers and other employees, directors and consultants. These two equity compensation plans are designated as the 1998 Incentive Stock Option Plan, and the 2000 Incentive Stock Option Plan. As of February 29, 2004 no Company securities remain available for issuance under the 1998

Stock Option Plan. The 1998 Incentive Stock Option Plan remains in effect for so long as options previously granted under that Plan remain outstanding.

         Other information required this Item either will be incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 26, 2004 or included as an amendment hereto, in each case within 120 days after the end of our fiscal year, and in each case by directly supplying the information within the Form.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required this Item either will be incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 26, 2004 or included as an amendment hereto, in each case within 120 days after the end of our fiscal year, and in each case by directly supplying the information within the Form.

ITEM 14.   PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

         The information required this Item either will be incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 26, 2004 or included as an amendment hereto, in each case within 120 days after the end of our fiscal year, and in each case by directly supplying the information within the Form.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS

         (i) The following financial statement documents are included as part of Item 8 to this Form 10-K.

                  Independent Auditors' Report
                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Changes in Shareholders' Equity Notes to the Consolidated Financial Statements

         (ii)     Schedules required by Article 12 of Regulation S-X:

                  Except for Schedule II - Valuation and Qualifying Accounts, all other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS
                                ENDED DECEMBER 31, 2003, 2002 AND 2001 PROVISION FOR NON-COMPLETION OF PRODUCT INVENTORY

(in thousands of United States dollars)

            Balance at beginning   Additions charged to      Write-offs, and       Balance at end
Year               of year          costs and expenses     provision reduction        of year
----        -------------------    --------------------    -------------------     --------------
2003                $ 1,664               $ 1,075                  $ 2,739             $    -
2002                  2,447                   493                    1,276              1,664
2001                    158                 3,206                      917              2,447

(b)      REPORTS ON FORM 8-K

         (i) On October 16, 2003 the Company reported, under "Item 5 - Other Events", that health authorities in Japan approved Visudyne(R) (verteporfin) for the treatment of the "wet" form of age-related macular degeneration (AMD) specifically for the orphan indication of AMD with all types of subfoveal choroidal neovascularization.

         (ii) On October 20, 2003 the Company reported, under "Item 5 - Other Events", that its alliance partner, Novartis Ophthalmics, announced global Visudyne(R) (verteporfin) sales of approximately US$89.8 million for the quarter ended September 30, 2003. This represented an increase of 28% over sales in the third quarter of 2002.

         (iii) On October 23, 2003 the Company furnished, under "Item 12 - Disclosure of Results of Operations and Financial Conditions, its financial results for the quarter ended September 30, 2003. The full text of the press release announcing the Company's financial results for the quarter ended September 30, 2003 was filed as Exhibit 99.1 to the Current Report on Form 8-K.

         (iv) On November 17, 2003, the Company furnished, under "Item 9 - Regulation FD Disclosure", certain comments on results announced at the conference of the American Academy of Ophthalmology.

(c)      EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
------       -------------------------------------------------------------------------------------------
3.0          Memorandum and Articles; (1)
3.1          Article 24 of the Articles of Quadra Logic Technologies Inc. as filed with the
             Registrar of Companies (British Columbia) on July 13, 1989; (4)
3.2          Article 26 of the Articles of Quadra Logic Technologies Inc. as filed with the Registrar of
             Companies (British Columbia) on November 15, 1989; (4)
3.3          Part 27 of the Articles of Quadra Logic Technologies Inc. dated February 21, 1991; (10)
3.4          Part 28 of the Articles of QLT PhotoTherapeutics Inc. dated December 15, 1995; (17)
4.1          Omitted
4.5          Omitted
4.6          Shareholder Rights Plan Agreement, as amended and restated, dated as of March 17, 2002, between QLT Inc. and ComputerShare Trust Company of Canada; (20)

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

10.68        1998 QLT Incentive Stock Option Plan; (21)
10.69        Form of Employment Agreement; (23)
10.72        2000 QLT Incentive Stock Option Plan (as amended in 2002); (23) (formerly numbered 10.70)
10.77        Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings; (26)
10.78        Employment Agreement dated October 9, 2001  between QLT Inc. and Michael J. Doty; (26)
10.79        Employment Agreement dated as of June 10, 2002 between QLT Inc. and William J. Newell; (26)
10.80        Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau; (26)

                                                Other Material Contracts

10.5         Asset Purchase Agreement, dated December 21, 1987, between Quadra Logic Technologies Inc.,
             Photomedica and Ortho Pharmaceutical Corporation; (6)
10.25        Omitted
10.29        License Agreement, dated June 19, 1990, between Quadra Logic Technologies Inc. and the
             Regents of the University of California; (9)
10.30        License Agreement, dated August 14, 1990, between Quadra Logic Technologies Inc. and the Long
             Island Jewish Medical Center; (9)
10.31        License and Royalty Agreement, dated September 14, 1990, between Quadra Logic Technologies
             Inc. and the Beth Israel Hospital Association; (9)
10.41        Agreement, dated May 1, 1992, between Health Research Inc. and Quadra Logic Technologies
             Inc.; (11)
10.42        Omitted

EXHIBIT
NUMBER                            DESCRIPTION
------       -------------------------------------------------------------------------------------------
10.43      Omitted
10.45      Photodynamic Therapy Product Development, Manufacturing and Distribution Agreement, dated
           July 1, 1994, between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen; (12)
10.46      Omitted
10.47      Omitted
10.48      Omitted
10.49      Omitted
10.50      Omitted
10.51      Bridging Agreement, dated December 1, 1996, between QLT PhotoTherapeutics Inc. (British
           Columbia), QLT PhotoTherapeutics Inc. (Delaware), American Home Products Corporation and
           American Cyanamid Company; (18)
10.52      Omitted
10.53      License and Distributorship Agreement, dated December 1, 1996, between QLT PhotoTherapeutics
           Inc. (British Columbia), QLT PhotoTherapeutics Inc. (Delaware) and American Cyanamid Company;
           (14)(19)
10.54      BPD-MA Verteporfin Supply Agreement, dated March 12, 1999 between QLT PhotoTherapeutics Inc.
           and Parkedale Pharmaceuticals, Inc; (14)(21)
10.55      BPD-MA Presome Supply Agreement, dated February 26, 1998, between QLT PhotoTherapeutics Inc.
           and Nippon Fine Chemical Co., Ltd.; (14)(21)_
10.56      BPD-MA Supply Agreement, dated December 11, 1998, between QLT PhotoTherapeutics Inc. and
           Raylo Chemicals Limited; (14)(21)
10.57      Supply Agreement, dated November 7, 1997, between QLT PhotoTherapeutics Inc. and Roussel
           Canada Inc. and Hoechst Marion Roussel; (14)(21)
10.58      Omitted
10.59      Offer to Purchase, dated January 23, 1998, between QLT PhotoTherapeutics Inc. and Finning
           International Inc., as amended; (21)
10.60      Assignment Agreement between QLT PhotoTherapeutics Inc. and 560677 B.C. Ltd., dated September
           3, 1998; (21)
10.61      Assumption Agreement among Finning International Inc., QLT PhotoTherapeutics Inc., and 560677
           B.C. Ltd., dated September 3, 1998; (21)
10.62      Declaration of Trust between QLT PhotoTherapeutics Inc. and 560677 B.C. Ltd., dated September 3, 1998; (21)
10.63      License Agreement, dated December 8, 1998, between QLT
           PhotoTherapeutics Inc. and The General Hospital Corporation;
           (14)(21)
10.64      Omitted
10.65      Omitted
10.66      Omitted
10.67      Omitted
10.70      PHOTOFRIN Purchase and Sale Agreement, dated April 28, 2000 between Axcan Pharma Inc., QLT
           PhotoTherapeutics Inc. (British Columbia) and QLT PhotoTherapeutics Inc. (Delaware); (14)(23)
10.71      Omitted
10.73      Research and Early Development Agreement dated as of June 7, 2001 between Kinetek
           Pharmaceuticals, Inc. and QLT Inc.; (14) (25)
10.74      Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 23, 2001 between Novartis Ophthalmics AG and QLT Inc.;  (14) (25)
10.75      Development and Commercialization Agreement dated as of August 13, 2001 between Xenova Limited and QLT Inc.;  (14) (25)
10.76      Definitive Development and Commercialization Agreement dated as of August 13, 2001 between
           Xenova Limited and QLT Inc.;(22) (26)
10.77      Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 22, 2003 between Novartis Ophthalmics AG and QLT Inc.; (28)
11         Statement re: computation of per share earnings; (filed herewith)

EXHIBIT
NUMBER                            DESCRIPTION
------       -------------------------------------------------------------------------------------------
23           Consent of Deloitte & Touche LLP; (filed herewith)
31.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer;
31.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002: Michael J. Doty, Senior Vice President and Chief Financial
             Officer;
32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer;
32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002: Michael J. Doty, Senior Vice President and Chief Financial
             Officer;

---------------------
Notes:

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

(18) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 26, 1997.

(19) Filed as an exhibit to the Company's Quarterly Report Form 10-Q dated November 11, 1998.

(21) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 29, 1999.

(22) Certain portions of this exhibit were omitted and filed separately with the Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(23) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 22, 2001.

(24)  Filed as an exhibit to the Company's Form S-8 filed on September 20, 2002.

(25) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 2002.

(26) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 27, 2003.

(27) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 13, 2003.

(28) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 14, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: March 12, 2004

                                 QLT INC.

                                 By:       /s/ Paul J. Hastings
                                     ------------------------------------------
                                     Paul J. Hastings, President and
                                     Chief Executive Officer

                                 By:       /s/ Michael J. Doty
                                     ------------------------------------------
                                    Michael J. Doty, Senior Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

      SIGNATURES                                       TITLE                                     DATE
      ----------                                       -----                                     ----
 /s/ Paul J. Hastings          President, Chief Executive Officer and Director              March 12, 2004
--------------------------     (Principal Executive Officer)
   Paul J. Hastings

  /s/ Michael J. Doty          Senior Vice President and Chief Financial Officer            March 12, 2004
--------------------------     (Principal Financial and Accounting Officer)
    Michael J. Doty

   /s/ E. Duff Scott           Chairman of the Board of Directors and Director              March 12, 2004
--------------------------
     E. Duff Scott

/s/ Peter A. Crossgrove        Director                                                     March 12, 2004
--------------------------
  Peter A. Crossgrove

/s/ Ronald D. Henriksen        Director                                                     March 12, 2004
--------------------------
  Ronald D. Henriksen

   /s/ Julia G. Levy           Director                                                     March 12, 2004
--------------------------
     Julia G. Levy

 /s/ Alan C. Mendelson         Director                                                     March 12, 2004
--------------------------
   Alan C. Mendelson

   /s/ Jack L. Wood            Director                                                     March 12, 2004
--------------------------
     Jack L. Wood