Form 10-K/A
period 2003-12-31
QLT INC/BC
filed 2004-04-28
CIK 827809

    ========================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-K/A

                               (Amendment No. 1)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    ========================================================================

                                Explanatory Note

         We are filing this Amendment No. 1 to our Annual Report on Form 10-K to include as an exhibit our proxy statement for use in connection with the Annual Meeting of Shareholders to be held on May 26, 2004. This amendment does not change our previously reported financial statements or other financial disclosures.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS

         This amendment does not change our previously reported financial statements or other financial disclosures.

         (i) The following financial statement documents were included as part of Item 8 to the original Form 10-K filed with respect to the fiscal year ended December 31, 2003.

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

(b)      REPORTS ON FORM 8-K

         This amendment does not include any changes to Item 15(b).

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

10.68        1998 QLT Incentive Stock Option Plan; (21)
10.69        Form of Employment Agreement; (23)
10.72        2000 QLT Incentive Stock Option Plan (as amended in 2002); (23) (formerly numbered 10.70)
10.77        Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings; (26)
10.78        Employment Agreement dated October 9, 2001  between QLT Inc. and Michael J. Doty; (26)
10.79        Employment Agreement dated as of June 10, 2002 between QLT Inc. and William J. Newell; (26)
10.80        Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau; (26)
10.81        Employment Agreement dated as of February 20, 2003 between QLT Inc. and Dr. Mohammad Azab; (27)

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
10.42        Omitted

EXHIBIT
NUMBER                            DESCRIPTION
------       -------------------------------------------------------------------------------------------
10.43      Omitted
10.45      Photodynamic Therapy Product Development, Manufacturing and Distribution Agreement, dated
           July 1, 1994, between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen; (12)
10.46      Omitted
10.47      Omitted
10.48      Omitted
10.49      Omitted
10.50      Omitted
10.51      Bridging Agreement, dated December 1, 1996, between QLT PhotoTherapeutics Inc. (British
           Columbia), QLT PhotoTherapeutics Inc. (Delaware), American Home Products Corporation and
           American Cyanamid Company; (18)
10.52      Omitted
10.53      License and Distributorship Agreement, dated December 1, 1996, between QLT PhotoTherapeutics
           Inc. (British Columbia), QLT PhotoTherapeutics Inc. (Delaware) and American Cyanamid Company;
           (14)(19)
10.54      BPD-MA Verteporfin Supply Agreement, dated March 12, 1999 between QLT PhotoTherapeutics Inc.
           and Parkedale Pharmaceuticals, Inc; (14)(21)
10.55      BPD-MA Presome Supply Agreement, dated February 26, 1998, between QLT PhotoTherapeutics Inc.
           and Nippon Fine Chemical Co., Ltd.; (14)(21)_
10.56      BPD-MA Supply Agreement, dated December 11, 1998, between QLT PhotoTherapeutics Inc. and
           Raylo Chemicals Limited; (14)(21)
10.57      Supply Agreement, dated November 7, 1997, between QLT PhotoTherapeutics Inc. and Roussel
           Canada Inc. and Hoechst Marion Roussel; (14)(21)
10.58      Omitted
10.59      Offer to Purchase, dated January 23, 1998, between QLT PhotoTherapeutics Inc. and Finning
           International Inc., as amended; (21)
10.60      Assignment Agreement between QLT PhotoTherapeutics Inc. and 560677 B.C. Ltd., dated September
           3, 1998; (21)
10.61      Assumption Agreement among Finning International Inc., QLT PhotoTherapeutics Inc., and 560677
           B.C. Ltd., dated September 3, 1998; (21)
10.62      Declaration of Trust between QLT PhotoTherapeutics Inc. and 560677 B.C. Ltd., dated September 3, 1998; (21)
10.63      License Agreement, dated December 8, 1998, between QLT
           PhotoTherapeutics Inc. and The General Hospital Corporation;
           (14)(21)
10.64      Omitted
10.65      Omitted
10.66      Omitted
10.67      Omitted
10.70      PHOTOFRIN Purchase and Sale Agreement, dated April 28, 2000 between Axcan Pharma Inc., QLT
           PhotoTherapeutics Inc. (British Columbia) and QLT PhotoTherapeutics Inc. (Delaware); (14)(23)
10.71      Omitted
10.73      Research and Early Development Agreement dated as of June 7, 2001 between Kinetek
           Pharmaceuticals, Inc. and QLT Inc.; (14) (25)
10.74      Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 23, 2001 between Novartis Ophthalmics AG and QLT Inc.;  (14) (25)
10.75      Development and Commercialization Agreement dated as of August 13, 2001 between Xenova Limited and QLT Inc.;  (14) (25)
10.76      Definitive Development and Commercialization Agreement dated as of August 13, 2001 between
           Xenova Limited and QLT Inc.;(22) (26)
10.77      Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 22, 2003 between Novartis Ophthalmics AG and QLT Inc.; (28)
11         Statement re: computation of per share earnings; (29)

EXHIBIT
NUMBER                            DESCRIPTION
------       ----------------------------------------------------------------------------------------------------
23           Consent of Deloitte & Touche LLP; (29)
31.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer; (filed herewith)
31.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002: Michael J. Doty, Senior Vice President and Chief Financial
             Officer; (filed herewith)
32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer; (filed herewith)
32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002: Michael J. Doty, Senior Vice President and Chief Financial
             Officer; (filed herewith)
99.1         Proxy Statement in connection with the annual meeting of shareholders to be held on May 26, 2004;
             (filed herewith)

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

(29) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 12, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: April 28, 2004

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