Form 10-Q
period 2004-03-31
QLT INC/BC
filed 2004-05-07
CIK 827809

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-17082

                                    QLT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                BRITISH COLUMBIA, CANADA                                                  N/A
-------------------------------------------------------------             ---------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)


  887 GREAT NORTHERN WAY, VANCOUVER, B.C., CANADA                                      V5T 4T5
---------------------------------------------------                       ---------------------------------
    (Address of principal executive offices)                                          (Zip code)


       Registrant's telephone number, including area code: (604) 707-7000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [ ]


As of May 6, 2004 the registrant had 69,569,121 outstanding Common Shares and 7,021,774 outstanding Stock Options.

                                    QLT INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2004




                                TABLE OF CONTENTS



ITEM                                       PART I - FINANCIAL INFORMATION                                      PAGE
----                                                                                                           ----

1.          FINANCIAL STATEMENTS..............................................................................  1

              Consolidated Balance Sheets as of
              March 31, 2004 and December 31, 2003............................................................  1

              Consolidated Statements of Income for the three months ended
              March 31, 2004 and March 31, 2003...............................................................  2

              Consolidated Statements of Cash Flows for the three months ended
              March 31, 2004 and March 31, 2003...............................................................  3

              Consolidated Statement of Changes in Shareholders' Equity and
              Comprehensive Income for the three months ended March 31, 2004..................................  4

              Notes to the Consolidated Financial Statements..................................................  5

2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............. 15

3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................ 22

4.          CONTROLS AND PROCEDURES........................................................................... 22



                                            PART II - OTHER INFORMATION


1.          LEGAL PROCEEDINGS................................................................................. 23

2.          CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.................. 25

3.          DEFAULTS UPON SENIOR SECURITIES................................................................... 25

4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................... 25

5.          OTHER INFORMATION................................................................................. 25

6.          EXHIBITS AND REPORTS ON FORM 8-K.................................................................. 25


--------------------------------------------------------------------------------
                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

QLT INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


(In thousands of United States dollars)             MARCH 31, 2004  December 31, 2003
---------------------------------------             --------------  -----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $   269,498       $   262,408
  Short-term investment securities                      239,669           233,022
  Accounts receivable (Note 5)                           39,288            35,395
  Inventories (Note 6)                                   28,209            26,808
  Deferred income tax assets                             17,126            11,801
  Other current assets (Note 7)                          10,392            16,150
                                                    -----------       -----------
                                                        604,182           585,584

PROPERTY AND EQUIPMENT                                   46,770            43,262
OTHER LONG-TERM ASSETS                                    5,412             5,876
                                                    -----------       -----------
                                                    $   656,364       $   634,722
                                                    ===========       ===========
LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                  $     8,578       $     8,683
  Other accrued liabilities (Note 8)                      5,415            13,574
  Deferred revenue                                        4,792             6,594
                                                    -----------       -----------
                                                         18,785            28,851

LONG-TERM DEBT                                          172,500           172,500
                                                    -----------       -----------
                                                        191,285           201,351
CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 9)
  Authorized
        500,000,000 common shares without par value
  Issued and outstanding
        Common shares                                   407,229           395,627
        March 31, 2004 - 69,501,188
        December 31, 2003 - 68,892,027
RETAINED EARNINGS (DEFICIT)                              15,937            (8,084)
ACCUMULATED OTHER COMPREHENSIVE INCOME                   41,913            45,828
                                                    -----------       -----------
                                                        465,079           433,371
                                                    -----------       -----------
                                                    $   656,364       $   634,722
                                                    ===========       ===========

See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                  Three months ended
                                                                       March 31,
(In thousands of United States dollars                         ------------------------
except per share information)                                    2004            2003
--------------------------------------                         --------        --------
REVENUES
  Revenue from Visudyne(R) (Note 10)                           $ 40,519        $ 31,445
  Contract research and development (Note 11)                       792           1,526
                                                               --------        --------
                                                               $ 41,311        $ 32,971
                                                               --------        --------
COSTS AND EXPENSES
  Cost of sales                                                   6,922           5,412
  Research and development                                        9,410          10,875
  Selling, general and administrative                             4,781           3,033
  Depreciation                                                      809             726
                                                               --------        --------
                                                                 21,922          20,046
                                                               --------        --------
OPERATING INCOME                                                 19,389          12,925

INVESTMENT AND OTHER INCOME
  Net foreign exchange gains                                        276           2,533
  Interest income                                                 2,482           1,599
  Interest expense                                               (1,528)             --
                                                               --------        --------
                                                                  1,230           4,132
                                                               --------        --------
INCOME BEFORE INCOME TAXES                                       20,619          17,057

PROVISION FOR INCOME TAXES                                       (6,990)         (5,518)
                                                               --------        --------
INCOME BEFORE EXTRAORDINARY GAIN                                 13,629          11,539

EXTRAORDINARY GAIN (Note 3)                                      10,393              --
                                                               --------        --------
    NET INCOME                                                 $ 24,022        $ 11,539
                                                               ========        ========
BASIC NET INCOME PER COMMON SHARE
  Income before extraordinary gain                             $   0.20        $   0.17
  Extraordinary gain                                               0.15              --
                                                               --------        --------
  Net income                                                   $   0.35        $   0.17
                                                               --------        --------
DILUTED NET INCOME PER COMMON SHARE
  Income before extraordinary gain                             $   0.19        $   0.17
  Extraordinary gain                                               0.15              --
                                                               --------        --------
  Net income                                                   $   0.34        $   0.17
                                                               --------        --------
Weighted average number of common shares outstanding
  (in thousands)
  Basic                                                          69,276          68,517
  Diluted                                                        69,911          68,547
                                                               --------        --------


See accompanying notes to the consolidated financial statements
Visudyne(R) is a trademark of Novartis Pharma AG.

QLT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                     Three months ended
                                                                           March 31,
                                                                  --------------------------
(In thousands of United States dollars)                              2004             2003
---------------------------------------                           ---------        ---------
CASH PROVIDED BY OPERATING ACTIVITIES
     Net income                                                  $  24,022        $  11,539
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                    809              726
       Amortization of deferred financing expenses                     239               --
       Unrealized foreign exchange loss                              2,088              697
       Extraordinary gain                                          (10,393)              --
       Deferred income taxes                                         6,990            5,518
     Changes in non-cash operating assets and liabilities:
       Accounts receivable                                          (3,870)           2,339
       Inventories                                                  (1,646)             664
       Other assets                                                  5,643           (3,951)
       Accounts payable                                               (911)          (1,368)
       Accrued restructuring charge                                     --           (1,719)
       Other accrued liabilities                                    (8,893)          (3,661)
       Deferred revenue                                             (1,728)            (510)
                                                                 ---------        ---------
                                                                    12,350           10,274
                                                                 ---------        ---------
CASH USED IN INVESTING ACTIVITIES
  Short-term investment securities                                  (9,220)         (20,049)
  Purchase of property and equipment                                (3,169)          (1,961)
  Purchase of Kinetek Pharmaceuticals Inc., net of cash
    acquired                                                        (2,316)              --
                                                                 ---------        ---------
                                                                   (14,705)         (22,010)
                                                                 ---------        ---------
CASH PROVIDED BY FINANCING ACTIVITIES
  Long-term debt (net)                                                 (71)              --
  Issuance of common shares                                         11,696            1,004
                                                                 ---------        ---------
                                                                    11,625            1,004
                                                                 ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                       (2,180)           8,750
                                                                 ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 7,090           (1,982)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     262,408          128,138
                                                                 ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 269,498        $ 126,156
                                                                 =========        =========
SUPPLEMENTARY CASH FLOW INFORMATION:
     Interest paid                                               $   3,019        $      67
     Income taxes paid                                                  --               --




See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)



                                                              Accumulated
                                        Common Shares            Other                                            Total
                                 -------------------------   Comprehensive     Accumulated    Comprehensive   Shareholders'
                                   Shares          Amount        Income          Deficit         Income           Equity
                                 ----------     ----------     ----------      ----------      ----------      ----------
(All amounts except share and per share information are expressed in thousands of United States dollars)
Balance at December 31, 2003     68,892,027     $  395,627     $   45,828      $   (8,084)     $       --      $  433,371
Exercise of stock options at
  prices ranging from CAD
  $12.10 to CAD $31.40 per
  share                             609,161         11,602             --              --              --          11,602

OTHER COMPREHENSIVE INCOME:
Cumulative translation
  adjustment from
  application of U.S. dollar
  reporting                              --             --         (3,816)             --          (3,816)         (3,816)
Unrealized loss on available
  for sale securities                    --             --            (99)             --             (99)            (99)
Net income                               --             --             --          24,022          24,022          24,022
                                                                                               ----------
Comprehensive income                     --             --             --              --      $   20,107              --
                                 ----------     ----------     ----------      ----------      ----------      ----------
BALANCE AT MARCH 31, 2004        69,501,188     $  407,229     $   41,913      $   15,937              --      $  465,079
                                 ==========     ==========     ==========      ==========      ==========      ==========




See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Information as at and for the three month periods ended March 31, 2004 and March 31, 2003 is unaudited.)

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


1.   BASIS OF PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included as part of the Company's 2003 Annual Report on Form 10-K. All amounts herein are expressed in United States dollars unless otherwise noted.

     In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.


2.   PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.


3.   BUSINESS COMBINATION

     On March 31, 2004, the Company acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc. ("Kinetek"), a privately held bio-pharmaceutical company based in Vancouver, British Columbia, that focused on discovery and development of new targets and therapies. The results of operations of Kinetek are included in the condensed consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. The Company paid an aggregate cash purchase price of $2.4 million, which includes acquisition related expenditures of $0.1 million. The extraordinary gain resulting from this acquisition relates to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by the Company.

     The total consideration paid by the Company for Kinetek, including acquisition costs, was allocated based on management's preliminary assessment as to the estimated fair values on the acquisition date. This preliminary assessment is subject to change upon the final determination of the fair value of the assets and liabilities assumed.

     (In thousands of United States dollars)

     Purchase price                                                  $2,447

     Current assets acquired (including cash of $130)                13,137
     Property and equipment acquired                                    604
     Current liabilities assumed                                       (901)
                                                                     ------
     Extraordinary gain                                              10,393
                                                                     ======


4.   SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the following are the most significant accounting policies used in preparing these financial statements.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in purchase business combinations, taxes and contingencies. Actual results may differ from estimates made by management.

     Reporting Currency and Foreign Currency Translation
     The Company uses the U.S. dollar as its reporting currency while retaining the Canadian dollar as its functional currency. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenue and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as a component of shareholders' equity under accumulated other comprehensive income.

     Property and Equipment
     During the first quarter of 2003, the Company reviewed its intended use of property and equipment and adopted the straight-line method for all newly acquired property and equipment beginning in 2003. The Company retains the declining balance method for all property and equipment acquired prior to 2003.

     Property and equipment are recorded at cost and amortized as follows:

                                                            Methods          Rates              Methods         Years
                                                            -------          -----              -------         -----
    Buildings                                          Declining balance       4%
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

     Revenue Recognition
     Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG ("Novartis Ophthalmics"), the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by the Company (See Note 10 - Revenue from Visudyne). The Company recognizes revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of total revenues noted above, this occurs upon "sell through" to the end customers.

     Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with the Company's various strategic partners. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by the Company do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables. (See Note 5 - Accounts Receivable and
     Note 11 - Contract Research and Development)

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

     The following pro forma financial information presents the net income and net income per common share had the Company recognized stock-based compensation using a fair value based accounting method:

    (In thousands except per share information)                             Three months ended      Three months ended
    (Unaudited)                                                               March 31, 2004          March 31, 2003
    --------------------------------------------------                      ------------------      ------------------
    Net Income (Loss)
        As reported                                                              $24,022                 $11,539
        Less: Additional employee compensation expense
         under the fair value method                                              (3,270)                 (5,250)
                                                                                 -------                 -------
        Pro forma                                                                $20,752                 $ 6,289
                                                                                 -------                 -------
    Basic net income (loss) per common share
        As reported                                                              $  0.35                 $  0.17
        Pro forma                                                                $  0.30                 $  0.09
                                                                                 -------                 -------
    Diluted net income (loss) per share
        As reported                                                              $  0.34                 $  0.17
        Pro forma                                                                $  0.30                 $  0.09
                                                                                 -------                 -------

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

     The weighted average fair value of stock options granted in the three months ended March 31, 2004 was $9.19 whereas the fair value of stock options granted in the three months ended March 31, 2003 was $4.05. The Company used the Black-Scholes option pricing model to estimate the value of the options at each grant date, under the following weighted average assumptions:

                                                           Three months ended        Three months ended
                                                               March 31,                 March 31,
                                                                  2004                      2003
                                                        ------------------------- -------------------------

     Annualized Volatility                                         56.6%                      73.2%
     Risk-free Interest Rate                                        2.9%                       4.2%
     Expected Life (Years)                                          2.5                        2.5

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

     Net Income Per Common Share
     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options and convertible debt. In addition, the related interest and amortization of deferred financing fees on convertible debt (net of tax) are added back to income, since these would not be paid or incurred if the convertible senior notes were converted to common shares.

     The following table sets forth the computation of basic and diluted net income per common share:


          (In thousands, except per share data)                             Three months ended      Three months ended
          (Unaudited)                                                         March 31, 2004          March 31, 2003
          -------------------------------------------                    ----------------------- ------------------------
          Numerator:
               Income before extraordinary gain                                    $ 13,629                $ 11,539

               Extraordinary gain                                                    10,393                       -
                                                                                   --------                --------
               Net Income                                                          $ 24,022                $ 11,539
                                                                                   ========                ========
          Denominator:
               Weighted-average common shares outstanding                            69,276                  68,517
               Effect of dilutive securities:
                    Stock options                                                       635                      30
                                                                                   --------                --------
               Diluted weighted-average common shares outstanding                    69,911                  68,547
                                                                                   ========                ========


          Basic net income per common share
               Income before extraordinary gain                                     $  0.20                 $  0.17
               Extraordinary gain                                                      0.15                       -
                                                                                    -------                 -------
               Net income                                                           $  0.35                 $  0.17
                                                                                    =======                 =======
          Diluted net income per common share

               Income before extraordinary gain                                     $  0.19                 $  0.17
               Extraordinary gain                                                      0.15                       -
                                                                                    -------                 -------
               Net income                                                           $  0.34                 $  0.17
                                                                                    =======                 =======


     The effect of approximately 9,692,637 shares related to the assumed conversion of the $ 172.5 million 3% convertible senior notes has been excluded from the computation of diluted earnings per share for the three months ended March 31, 2004. In addition, also excluded from the calculation were 5,513,243 shares (in the three months ended March 31, 2003
     - 7,188,720 shares) of common stock from stock options. These potential shares of common stock and their effects on income were excluded from the diluted earnings per share calculations because their effects were anti-dilutive.

     Reclassification
     Certain comparative figures have been reclassified to conform with the current period's presentation.


5.   ACCOUNTS RECEIVABLE

     (In thousands of United States Dollars)                                  March 31, 2004            December 31, 2003
     ---------------------------------------                                  --------------            -----------------
     (Unaudited)
     Visudyne(R)                                                                    $ 35,916                     $ 34,035
     Contract research and development                                                   772                        1,032
     Foreign exchange contracts                                                          752                            -
     Trade and other                                                                   1,848                          328
                                                                                    --------                     --------
                                                                                    $ 39,288                      $35,395
                                                                                    ========                      =======

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


6.   INVENTORIES


     (In thousands of United States dollars)                                  March 31, 2004            December 31, 2003
     ---------------------------------------                                  --------------            -----------------
     (Unaudited)
     Raw materials and supplies                                                      $ 1,395                       $ 2,066
     Work-in-process                                                                  27,256                        24,660
     Finished goods                                                                       83                            82
     Provision for non-completion of product inventory                                  (525)                            -
                                                                                     -------                       -------
                                                                                     $28,209                       $26,808
                                                                                     =======                       =======


     The Company records a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection.

     The Company has not experienced inventory spoilage to date. Based on this history, inventory turnover, and expected sales, the Company believes that, at this time, the risk of inventory obsolescence is negligible. Accordingly, the Company has not established any reserve for obsolescence.


7.   OTHER CURRENT ASSETS

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

     Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments.


     (In thousands of United States dollars)                                  March 31, 2004          December 31, 2003
     ---------------------------------------                                  --------------          -----------------
     (Unaudited)
     Inventory in transit held by Novartis Ophthalmics                          $   6,883                   $   10,122
     Foreign exchange contracts                                                         -                        4,447
     Prepaid expenses and other                                                     3,509                        1,581
                                                                                ---------                   ----------
                                                                                $  10,392                   $   16,150
                                                                                =========                   ==========


8.   OTHER ACCRUED LIABILITIES


(In thousands of United States dollars)                                         March 31, 2004         December 31, 2003
---------------------------------------                                         --------------         -----------------
(Unaudited)
Royalties                                                                        $    2,252                 $     2,470
Compensation                                                                          2,152                       5,325
Foreign Exchange Contracts                                                              443                       3,589
Interest                                                                                341                       2,132
Other                                                                                   227                          58
                                                                                 ----------                 -----------
                                                                                 $    5,415                  $   13,574
                                                                                 ==========                  ==========


9.   SHARE CAPITAL

     On August 11, 2003 the Company announced a share buy-back program. Share purchases by the Company would be made as a normal course issuer bid. The Company may purchase for cancellation up to a maximum of 5,000,000 common shares. All purchases would be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ National Market, in accordance with all regulatory requirements, and would be effected during the period commencing August 13, 2003 and ending August 12, 2004. As of March 31, 2004, the Company had not purchased any of its common shares under this program.

     Stock option activity with respect to all of the Company's stock option plans is presented below:

                                                                                               Weighted
                                                        Number      Exercise Price Range       Average
     (In Canadian dollars)                             of Shares         Per Share          Exercise Price
     ------------------------------------------- ----------------- ----------------------- -----------------
     Outstanding at December 31, 2003                  7,236,624        $ 12.10 - $108.60       $ 47.82
     From January 1 to March 31, 2004:
       Granted                                           819,450        $ 31.60 - $ 32.85       $ 32.76
       Exercised                                        (609,161)       $ 12.10 - $ 31.40       $ 26.56
       Cancelled                                        (214,615)       $ 13.35 - $108.60       $ 47.93
                                                 ----------------- ----------------------- -----------------
     Outstanding at March 31, 2004                     7,232,298         $12.10 - $108.60       $ 47.90
                                                 ================= ======================= =================


     Additional information relating to stock options outstanding as of March 31, 2004 is presented below:

                 (In Canadian dollars) Options Outstanding                          Options Exercisable
     ------------------------------------------------------------------ -------------------------------------
                                                          Weighted
                                           Weighted        Average                             Weighted
                                           Average        Remaining                             Average
          Exercise         Number of       Exercise      Contractual         Number of         Exercise
         Price Range         Shares         Price        Life (Years)          Shares            Price
     -------------------- ------------- --------------- --------------- ------------------- -----------------
     Under $17.50             854,116      $ 13.46           3.97              238,355           $ 13.48
     $17.51 - $25.00          736,893      $ 22.40           3.12              435,262           $ 22.46
     $25.01 - $37.50        1,791,783      $ 32.89           3.39              868,352           $ 32.13
     $37.51 - $50.00        2,245,486      $ 41.44           1.76            2,091,668           $ 41.69
     Over $50.00            1,604,020      $104.33           1.12            1,600,520           $104.38
     -------------------- ------------- --------------- --------------- ------------------- -----------------
                            7,232,298                                        5,234,157
     -------------------- ------------- --------------- --------------- ------------------- -----------------


10.  REVENUE FROM VISUDYNE(R)

     Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne.

     The Company's revenue from the sales of Visudyne was determined as follows:

                                                              Three months ended
                                                                   March 31,
                                                          ------------------------
    (In thousands of United States dollars)                  2004           2003
    ---------------------------------------               ---------      ---------
    (Unaudited)
    Visudyne(R) sales by Novartis Ophthalmics             $ 101,056      $  82,054
    Less:  Marketing and distribution costs                 (29,279)       (27,091)
    Less:  Inventory costs                                   (5,261)        (4,407)
    Less:  Royalties                                         (2,262)        (1,859)
                                                          ---------      ---------
                                                          $  64,254      $  48,697
                                                          =========      =========


                                                              Three months ended
                                                                   March 31,
                                                          ------------------------
    (In thousands of United States dollars)                  2004           2003
    ---------------------------------------               ---------      ---------
    (Unaudited)
    QLT share of remaining revenue on  final sales by
    Novartis Ophthalmics (50%)                            $  32,127      $  24,349
    Add:  Inventory costs reimbursed to QLT                   4,555          3,840
    Add:  Royalties reimbursed to QLT                         2,240          1,821
    Add:  Other costs reimbursed to QLT                       1,597          1,436
                                                          ---------      ---------
    Revenue from Visudyne(R) as reported by QLT           $  40,519      $  31,445
                                                          =========      =========


     For the three months ended March 31, 2004, approximately 45% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 55%. For the same period in 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 49%.


11.  CONTRACT RESEARCH AND DEVELOPMENT

     The Company received non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which was recorded as contract research and development revenue. Details of the Company's contract research and development revenue are as follows:

                                                Three months ended
                                                     March 31,
                                                -----------------
    (In thousands of United States dollars)      2004       2003
    ---------------------------------------     ------     ------
    (Unaudited)
    Visudyne(R) ocular programs                 $  792     $  453
    Visudyne(R) dermatology program                 --        527
    Others                                          --        546
                                                ------     ------
    Contract research & development revenue     $  792     $1,526
                                                ======     ======


12.  SEGMENTED INFORMATION

     Details of revenues and property and equipment by geographic segments are as follows:



                                                                 Three months ended
                                                                      March 31,
    Revenues(1)                                                ----------------------
    (In thousands)                                               2004          2003
    --------------                                             -------        -------
    (Unaudited)
              United States                                    $21,803        $19,084
              Europe                                            15,761         10,949
              Canada                                             2,120          1,731
              Other                                              1,627          1,207
                                                               -------        -------
                                                               $41,311        $32,971
                                                               =======        =======




    Property and equipment                                   March 31,      December 31,
    (In thousands)                                             2004            2003
    --------------                                            -------         -------
     (Unaudited)
              Canada                                          $46,131         $42,687
              United States                                       639             575
                                                              -------         -------
                                                              $46,770         $43,262
                                                              =======         =======

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

     The same day the '303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the '303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent. The Company's counterclaim seeks to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the '303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the '303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgment that the '303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the '303 patent to MEEI.

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

      The plaintiffs allege that on December 14, 2000 the Company announced that it expected to miss its Visudyne sales estimates for the fourth-quarter 2000, and that in response, the Company's common share price dropped approximately 31%. The plaintiffs claim that the Company's December 14, 2000 statements contradicted prior information issued by the defendants concerning the demand for Visudyne and the Company's prospects. The plaintiffs allege that the defendants overstated the demand for Visudyne, did not properly disclose reimbursement issues relating to Visudyne and that the defendants had no basis in the months preceding the December announcement for their projections of fourth-quarter sales. The plaintiffs further allege that the intent of the individual defendants to mislead investors can be inferred from their sale of a substantial amount of the Company's common shares during the months of August and September 2000. The plaintiffs sought injunctive relief, fees and expenses and compensatory damages in an unspecified amount.

      On March 31, 2004 the United States District Court of the Southern District of New York issued an Opinion and Order dismissing the class action complaint with prejudice. The court also found that the plaintiffs failed to state a valid claim for securities fraud. On April 14, 2004, the plaintiffs filed a motion with the same court for reconsideration of the Opinion and Order dismissing the class action complaint.

      The Company believes that the plaintiffs' claims are without merit and intends to continue to vigorously defend against such claims, the plaintiffs' motion for reconsideration and any other avenues of appeal which the plaintiffs may attempt. However, although the complaint was dismissed with prejudice on March 31, 2004, since the plaintiffs have filed a motion for reconsideration the outcome of this litigation is not presently determinable or estimable and there can be no assurance that the matters will continue to be resolved in favor of the Company and the other defendants. If the lawsuit is not resolved in the Company's favor, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States ("U.S.") and the Company's audited consolidated financial statements and notes thereto included as part of the Company's 2003 Annual Report on Form 10-K. All amounts following are expressed in U.S. dollars unless otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of financial conditions and results of operations contains forward-looking statements of the Company, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy, anticipated future operating results, anticipated timing for and receipt of further reimbursement approvals for Visudyne therapy, the anticipated outcome of pending patent and securities litigation against QLT, the anticipated timing and progress of clinical trials, the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products, the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for QLT's other products, and statements regarding the intentions of QLT to expand its pipeline through strategic product or technology acquisitions. These statements are predictions only and actual events or results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics, a division of Novartis Pharma AG, to commercialize and market Visudyne, the outcome of pending patent and securities litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and QLT's other products, the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne, QLT's need to fund its operating activities, potential acquisitions or investments in products or technologies and the successful development or acquisition of complementary or supplementary products or product candidates, or technologies, as well as the risk factors described below under the heading Liquidity and Capital Resources - General, and under "Legal Proceedings", and in the sections outlined in the Company's most recent Annual Report on Form 10-K under "Business
- Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements".

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

In addition to the Company's own research and development programs, the Company is actively exploring opportunities to expand its product pipeline by identifying, evaluating and acquiring rights to potential products and technologies developed by third parties, beyond PDT and the field of ophthalmology. The Company also intends to continue to explore strategic collaborations or acquisitions to facilitate its development and commercialization efforts. The nature and form of any future in-licensing or acquisition may have a material impact on the financial position, share capital and results of operations of the Company.

The Company operates as a single reportable segment. The Company's profitability depends upon the commercial success of Visudyne in major markets world-wide and the achievement of product development objectives. Key performance indicators as viewed by the Company's management include Visudyne sales figures, the Company's percentage profit share of Visudyne sales by Novartis Ophthalmics, net income per common share, achievement of product development milestones, and the obtaining of marketing approvals and reimbursement approvals in additional jurisdictions. These performance indicators are discussed in the "Results of Operations" section below. As of March 31, 2004, the Company had retained earnings of $15.9 million and total shareholders' equity of $465.1 million.

RECENT DEVELOPMENTS

During the first quarter of 2004, certain conditions were met which allow the Company's convertible senior notes to be convertible to common shares such that note holders may convert such notes during the second quarter of 2004 if they so elect. The conditions which cause the notes to become convertible must be met in subsequent quarters for the notes to remain convertible.

On April 23, 2004, Visudyne reimbursement was initiated in Japan. Visudyne was previously approved by the Japanese Ministry of Health, Labor and Welfare in October 2003 for the "wet" form of AMD with all types of subfoveal choroidal neovascularization.

On April 1, 2004, the Centers for Medicare and Medicaid Services ("CMS") implemented its decision to expand the national coverage policy for Visudyne therapy to include reimbursement for patients with occult only subfoveal choroidal neovascularization ("CNV") and minimally classic CNV secondary to AMD, with lesion sizes of up to 4 disc areas and which have shown evidence of progression. CMS had announced its decision to expand coverage during January of 2004, after determining that the evidence presented to the Medicare Coverage Advisory Committee in September of 2003 supported reimbursement of Visudyne therapy for such patients.

On March 31, 2004, the Company acquired Kinetek Pharmaceuticals, Inc., a Vancouver-based privately held pharmaceutical company, for approximately $2.4 million in cash. Kinetek has a unique proprietary position on Integrin-linked kinase ("ILK"). Inhibition of the kinase activity of ILK has the potential of a broad range of clinical applications including cancer, inflammation, kidney, and eye diseases. In cancer, small molecule ILK inhibitors discovered by Kinetek have recently shown to block tumor angiogenesis and cause tumor shrinkage in animal models. Inhibition of angiogenesis by targeting ILK through a small molecule may represent a potential advantage over current anti-angiogenic drugs in development. Since June of 2001, QLT and Kinetek have collaborated on a research and early development program to develop signal transduction inhibitors for the treatment of eye, immune system and kidney diseases. The Company's primary interest in this acquisition is to gain the rights to develop ILK and ILK targeted molecules in the area of oncology, an area of research that the Company did not have rights to in its previous collaborative agreement with Kinetek. This acquisition allows the Company to gain access not only to the ILK target, but the proprietary ILK inhibitor small molecules in development. The net result of this acquisition transaction, which included the recognition of a tax asset valued at $12.5 million, was an extraordinary gain of $10.4 million as the estimated fair value of net assets acquired exceeded the total consideration paid.

On March 16, 2004, the Centers for Medicare and Medicaid Services raised the Medicare allowable reimbursement rate for Visudyne. Effective April 1, 2004, the rate increased from approximately $1,304 to $1,404, as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

On February 1st, 2004 the Company discontinued the Phase III multiple basal cell carcinoma ("MBCC") study that had been enrolling patients since October 2002. The Company had previously announced that enrollment in this study had been slow. The Company decided to halt the MBCC trial study due to the length of time which would have been required to complete the study and the relatively small market potential for this indication.

On January 19th, 2004 the Company's alliance partner, Novartis Ophthalmics, announced a temporary price discount on Visudyne to physician customers, in response to a reduction in the Medicare reimbursement rate of Visudyne resulting from implementation of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The Company and Novartis Ophthalmics have made a request to the Centers for Medicare and Medicaid Services ("CMS") for an exception from the reimbursement reduction for Visudyne, in respect of which a response is expected by April 1, 2004.

CRITICAL ACCOUNTING POLICIES

In preparing the Company's consolidated financial statements, management is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, determination of fair value of assets and liabilities acquired in purchase business combinations, taxes and contingencies. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include those which follow:

REPORTING CURRENCY AND FOREIGN CURRENCY TRANSLATION

The Company uses the U.S. dollar as its reporting currency while retaining its functional currency in Canadian dollar. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenue and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as a component of shareholders' equity under accumulated other comprehensive income (loss). Fluctuations in the exchange rate between the Canadian and U.S dollars can affect the reported value of Canadian dollar denominated assets and liabilities on the balance sheet. The movement of the Canadian dollar in relation to the U.S. dollar between March 31, 2004 and December 31, 2003 was a 1.0% decline. The impact on the Company's Canadian dollar denominated cash and short-term investments' reported value was approximately $3.1 million lower.

REVENUE RECOGNITION

Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by the Company. The Company recognizes revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. The Company is able to determine the final pricing of Visudyne only upon sell through by Novartis Ophthalmics to the end customers. The Company's revenue from Visudyne is impacted by the cost of producing Visudyne, the selling price of Visudyne to end customers, Visudyne related costs incurred by Novartis Ophthalmics, and reimbursable costs incurred by the Company.

The Company does not offer rebates or discounts and has not experienced any material product returns; accordingly, the Company does not provide an allowance for rebates, discounts and returns.

COST OF SALES

Cost of sales, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics, and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold by Novartis Ophthalmics to third parties. Variances from standard can occur due to changes in actual pricing and production volumes. While the Company believes its standards are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. The Company records a provision for the non-completion of product inventory based on its history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. The Company estimates its non-completion rate based on past production and adjusts its provision quarterly based on actual production volume. A single batch failure may utilize a significant portion of the provision as one completed batch currently costs between $0.8 million and $1.7 million, depending on the stage of production.

STOCK-BASED COMPENSATION

As allowed by the provisions of SFAS No. 123 "Accounting for Stock-based Compensation" ("SFAS 123"), the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Estimates of fair value are determined using the Black-Scholes model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. The Company has adopted the disclosure only provision for stock options granted to employees and directors, consistent with SFAS 123. Had the Company adopted a fair value based method for stock-based compensation, the impact on the Company's net income and net income per common share is as described in Note 4 in "Notes to the Consolidated Financial Statements".

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


RESULTS OF OPERATIONS

For the three months ended March 31, 2004, the Company recorded net income of $24.0 million, or $0.34 diluted net income per common share. These results compare to net income of $11.5 million, or $0.17 per common share for the three months ended March 31, 2003. The increase in net income was due to the extraordinary gain resulting from the Kinetek acquisition and strong Visudyne sales performance.

    REVENUES

REVENUE FROM VISUDYNE(R)

The Company's revenue from the sales of Visudyne was determined as follows:

                                                         Three months ended
                                                              March 31,
                                                      ------------------------
(In thousands of United States dollars)                  2004           2003
-------------------------------------------------     ---------      ---------
(Unaudited)
Visudyne(R) sales by Novartis Ophthalmics             $ 101,056      $  82,054
Less:  Marketing and distribution costs                 (29,279)       (27,091)
Less:  Inventory costs                                   (5,261)        (4,407)
Less:  Royalties                                         (2,262)        (1,859)
                                                      ---------      ---------
                                                      $  64,254      $  48,697
                                                      =========      =========

QLT share of remaining revenue on  final sales by
Novartis Ophthalmics (50%)                            $  32,127      $  24,349
Add:  Inventory costs reimbursed to QLT                   4,555          3,840
Add:  Royalties reimbursed to QLT                         2,240          1,821
Add:  Other costs reimbursed to QLT                       1,597          1,436
                                                      ---------      ---------
Revenue from Visudyne(R) as reported by QLT           $  40,519      $  31,445
                                                      =========      =========


For the three months ended March 31, 2004, approximately 45% of total Visudyne sales by Novartis Ophthalmics were in the United States, compared to approximately 51% in the three months ended March 31, 2003.

For the three months ended March 31, 2004, revenue from Visudyne increased by 29% over the three months ended March 31, 2003. This increase was primarily due to a 23% increase in Visudyne sales, which resulted from higher market penetration in markets outside the U.S. (10%), favorable exchange rates (9%) and initial stocking by specialty distributors (3%). Sales outside the U.S. are primarily denominated in Euros, and the strengthening of the Euro relative to the Company's U.S. dollar reporting currency contributed to approximately 9% of the 23% growth in sales. During the first quarter of 2004, Novartis Ophthalmics began utilizing specialty distributors in the U.S. to complement its sales and marketing effort.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

The Company received non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which was recorded as contract research and development revenue. For the three months ended March 31, 2004, contract research and development revenue totaled $0.8 million, a decrease of 48% as compared to the same period in 2003. The decrease is primarily due to the cessation of the MBCC program which was previously funded by Novartis Ophthalmics, and the elimination of reimbursements related to the tariquidar program.


COSTS AND EXPENSES

COST OF SALES

For the three months ended March 31, 2004, cost of sales increased 28% to $6.9 million compared to $5.4 million for the three months ended March 31, 2003. The increase is due to the increase in Visudyne sale and foreign exchange effects.

RESEARCH AND DEVELOPMENT COSTS

Research and development ("R&D") expenditures decreased 13% to $9.4 million for the three months ended March 31, 2004, compared to $10.9 million for the three months ended March 31, 2003. The decrease was primarily due to the halting of the Phase III tariquidar trials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the three months ended March 31, 2004, SG&A expenses increased 58% to $4.8 million compared to $3.0 million for the three months ended March 31, 2003. The increase was primarily due to an unfavorable foreign exchange impact, severance payments, and increased compensation expenses.

DEPRECIATION EXPENSE

Depreciation expense relates to the depreciation of property and equipment. For the three months ended March 31, 2004, depreciation expense of $0.8 million was flat in comparison to the three months ended March 31, 2003 after adjusting for foreign exchange impact.

INVESTMENT AND OTHER INCOME

NET FOREIGN EXCHANGE GAINS

Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on the Company's cash and short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the three months ended March 31, 2004, the Company recorded net foreign exchange gains of $0.3 million versus net foreign exchange gains of $2.5 million in the same period of 2003. With the issuance of $172.5 million of U.S. dollar denominated convertible senior notes in August 2003, the Company has been targeting to hold an equivalent amount of U.S. cash to offset the impact of fluctuations in foreign exchange rates. More stable foreign exchange rates during the first quarter of 2004 resulted in less gains on foreign exchange contracts as compared to the first quarter of 2003. (See Liquidity and Capital Resources - Interest and Foreign Exchange Rates)

  Details of the Company's net foreign exchange gains (losses) are as follows:

                                                       For the three months ended
                                                              March 31,
                                                       --------------------------
(In thousands of United States dollars)                   2004          2003
----------------------------------------------------   ----------    ------------
Cash and cash equivalents and short-term investments     $ 1,845      $  (636)
U.S. dollar long term debt                                (1,637)          --
Foreign exchange contracts                                   542        4,122
Foreign currency receivables and payables                   (474)        (953)
                                                         -------      -------
Net foreign exchange gains (losses)                      $   276      $ 2,533
                                                         =======      =======



INTEREST INCOME

For the three months ended March 31, 2004 interest income increased 55% to $2.5 million compared to $1.6 million for the same period in 2003. This increase was a result of higher cash reserves from the convertible senior notes and internal cash generation. The Company's treasury policy is focused on minimizing risk of loss of principal.


INTEREST EXPENSE

Interest expense of $1.5 million for the three months ended March 31, 2004 comprised the interest payment and accrual on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to this placement.


EXTRAORDINARY GAIN

On March 31, 2004, the Company acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc. ("Kinetek"), a privately held bio-pharmaceutical company based in Vancouver, British Columbia, which focused on discovery and development of new therapies. The extraordinary gain of $10.4 million resulting from this acquisition relates to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by the Company. (See Note 3).


OUTLOOK FOR 2004

Based on recent events and current trends in Visudyne sales, the Company announced on April 27, 2004 that it has updated its forecast range of 2004 Visudyne sales from $420-$455 million to a new range of $430-$455 million, which represents projected growth of 20% to 27% over 2003. The Company has also updated its forecast for 2004 diluted earnings per common share, including the potential dilutive effect of the convertible senior notes, to range from $0.81 to $0.91. Excluding the potential dilutive effect of the convertible senior notes, the 2004 diluted earnings per common share is forecasted to range from $0.86 to $0.96. This update in diluted earnings per common share forecast reflects the new sales forecast and the extraordinary gain recognized on the acquisition of Kinetek.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed operations, product development and capital expenditures primarily through the Company's proceeds from the commercialization of Visudyne, public and private sales of equity securities, licensing and collaborative funding arrangements with strategic partners, and interest income.

At March 31, 2004, the Company had $509.2 million of available cash resources, comprising cash, cash equivalents and short-term investment securities, all of which were invested in liquid, investment-grade securities.

For the three months ended March 31, 2004, the Company generated $12.4 million of cash from operations, $11.7 million from stock option exercises, and used $3.2 million in purchases of property and equipment and $2.3 million for the purchase of Kinetek Pharmaceuticals Inc. This compared with $10.3 million generated from operations, $1.0 million from stock option exercises, and $2.0 million used in purchases of property and equipment in the same period in 2003. Cash flow from operations for the three months ended March 31, 2004 increased from the same period in 2003 as a result of increased net income ($12.5 million), the utilization of previously benefited tax losses ($1.5 million), a reduction in other assets ($9.6 million) due to lower levels of inventory held by Novartis Ophthalmics and realized gains from foreign exchange contracts, and restructuring related payment of severance and benefits in the prior year ($1.7 million). These increases were offset by the recognition of tax losses for future utilization ($10.4 million extraordinary gain), an increase in accounts receivable as a result of Visudyne sales growth ($6.2 million), an increase in inventory level during the period as compared to a decrease in inventory in the same period in 2003 ($2.3 million), a lower level of accrued liabilities ($5.2 million) as compared to 2003 due to payout of interest on the convertible senior notes, and foreign exchange contracts, and by a reduction in deferred revenue ($1.2 million) on lower levels of inventory held by Novartis Ophthalmics for sale. In aggregate, cash, cash equivalents and short-term investment securities increased by $13.7 million during the three months ended March 31, 2004.

INTEREST AND FOREIGN EXCHANGE RATES

The Company is exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. At March 31, 2004, the Company had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 29 days. If market interest rates were to increase immediately and uniformly by 10% of levels at March 31, 2004, the fair value of the portfolio would decline by an immaterial amount.

At March 31, 2004 the Company had $509.2 million in cash and short-term investments (approximately $170.8 million denominated in U.S. dollars) and $172.5 million of U.S. dollar denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of the Company's U.S. dollar denominated cash and short-term investments will be mostly offset by the decline in the fair value of the Company's $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss.

The Company enters into foreign exchange contracts to manage exposures to currency rate fluctuations related to its expected future net income and cash flows. The net unrealized loss in respect of such foreign currency contracts, as at March 31, 2004, was approximately $0.4 million and was included in the Company's results of operations.

The Company purchases goods and services primarily in Canadian and U.S. dollars and earns a significant portion of its revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.

CONTRACTUAL OBLIGATIONS

The Company's material contractual obligations as of March 31, 2004 comprised the Company's long term debt, Visudyne supply agreements with contract manufacturers, clinical and development agreements, and operating lease commitments for office space and office equipment. Details of these contractual obligations are described in the Company's 2003 Annual Report on Form 10-K under the section "Liquidity and Capital Resources - Contractual Obligations".

GENERAL

The Company believes that its available cash resources and working capital, and its cash generating capabilities, should be more than sufficient to satisfy the funding of product development programs, and other operating and capital requirements, including the in-licensing or acquisition of products and technologies for the reasonably foreseeable future. The nature and form of any future in-licensing or acquisition may have a material impact on the financial position and results of operations of the Company. Depending on the overall structure of current and future strategic alliances, the Company may have additional capital requirements related to the further development, marketing and distribution of existing or future products.

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

No change was made to our internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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

The same day the '303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the '303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent. The Company's counterclaim seeks to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the '303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the '303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgment that the '303 patent is invalid and unenforceable. Finally, the Company's counterclaim seeks an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the '303 patent to MEEI.

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

The plaintiffs allege that on December 14, 2000 the Company announced that it expected to miss its Visudyne sales estimates for the fourth-quarter 2000, and that in response, the Company's common share price dropped approximately 31%. The plaintiffs claim that the Company's December 14, 2000 statements contradicted prior information issued by the defendants concerning the demand for Visudyne and the Company's prospects. The plaintiffs allege that the defendants overstated the demand for Visudyne, did not properly disclose reimbursement issues relating to Visudyne and that the defendants had no basis in the months preceding the December announcement for their projections of fourth-quarter sales. The plaintiffs further allege that the intent of the individual defendants to mislead investors can be inferred from their sale of a substantial amount of the Company's common shares during the months of August and September 2000. The plaintiffs sought injunctive relief, fees and expenses and compensatory damages in an unspecified amount.

On March 31, 2004 the United States District Court of the Southern District of New York issued an Opinion and Order dismissing the class action complaint with prejudice. The court also found that the plaintiffs failed to state a valid claim for securities fraud. On April 14, 2004, the plaintiffs filed a motion with the same court for reconsideration of the Opinion and Order dismissing the class action complaint.

The Company believes that the plaintiffs' claims are without merit and intends to continue to vigorously defend against such claims, the plaintiffs' motion for reconsideration and any other avenues of appeal which the plaintiffs may attempt. However, although the complaint was dismissed with prejudice on March 31, 2004, since the plaintiffs have filed a motion for reconsideration the outcome of this litigation is not presently determinable or estimable and there can be no assurance that the matters will continue to be resolved in favor of the Company and the other defendants. If the lawsuit is not resolved in the Company's favor, there can be no guarantee that the Company's insurance will be sufficient to pay for the damages awarded to the plaintiffs.


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


             Exhibit
             Number             Description
             ------             -----------
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


         (b) Reports on Form 8-K

         (i) On January 19, 2004, the Company reported, under "Item 5 - Other Events", that its alliance partner, Novartis Ophthalmics, would offer a temporary discount on Visudyne to physician customers, in response to a reduction in the Medicare reimbursement rate of Visudyne resulting from implementation of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Company also reported that they and Novartis had made a request to the Centers for Medicare and Medicaid Services requesting an exception from the reimbursement reduction for Visudyne.

         (ii) On January 22, 2004, the Company reported, under "Item 5 - Other Events", that its alliance partner, Novartis, announced global Visudyne sales of approximately US$95.9 million for the quarter and

                  US$357 million for the year ended December 31, 2003. This represented an increase of 24% over sales in the fourth quarter of 2002 and 24% over annual sales in 2002.

         (iii) On January 29, 2004 the Company reported under "Item 5 - Other Events", that the Centers for Medicare & Medicaid Services determined that evidence supported reimbursement of Visudyne therapy for patients with age-related macular degeneration with occult and minimally classic lesions that are four disc areas or less in size and which have shown evidence of progression.

         (iv) On February 11, 2004, pursuant to Securities and Exchange Commission Release No. 33-8216 dated March 27, 2003, and pursuant to Item 12, "Disclosure of Results of Operations and Financial Conditions", the Company furnished its financial results for the quarter and year ended December 31, 2003.

         (v) On March 16, 2004, the Company reported under "Item 5 - Other Events", that the Centers for Medicare and Medicaid Services raised the Medicare allowable reimbursement rate for Visudyne. Effective April 1, 2004, the rate moved from approximately $1,304 to $1,404, as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

         (vi) On March 29, 2004, the Company reported under "Item 5 - Other Events" that it would be acquiring Kinetek Pharmaceuticals, Inc., a Vancouver-based privately-held pharmaceutical company, for approximately USD $2.7 million.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               QLT INC.
                           -----------------------------------------------------
                                             (Registrant)



Date: May 7, 2004     By:  /s/ Paul J. Hastings
                           -----------------------------------------------------
                           Paul J. Hastings
                           President and Chief Executive Officer
                           (Principal Executive Officer)


Date: May 7, 2004     By:  /s/ Michael J. Doty
                           -----------------------------------------------------
                           Michael J. Doty
                           Senior Vice-President and Chief Financial Officer
                           (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number            Description
------            -----------
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
