Form 10-Q
period 2004-06-30
QLT INC/BC
filed 2004-08-06
CIK 827809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the Quarterly Period Ended June 30, 2004

                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-17082


                                    QLT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    BRITISH COLUMBIA, CANADA                              N/A
----------------------------------        ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


887 GREAT NORTHERN WAY, VANCOUVER, B.C., CANADA                  V5T 4T5
-----------------------------------------------           ---------------------
   (Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (604) 707-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___


As of August 5, 2004, the registrant had 69,585,584 outstanding Common Shares and 7,021,033 outstanding Stock Options.

                                    QLT INC.

                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2004




                                TABLE OF CONTENTS



ITEM                                       PART I - FINANCIAL INFORMATION                                      PAGE
----                                                                                                           ----

1.          FINANCIAL STATEMENTS..............................................................................  1

              Unaudited Consolidated Balance Sheets as of
              June 30, 2004 and December 31, 2003.............................................................  1

              Unaudited Consolidated Statements of Income for the three months and six months ended
              June 30, 2004 and June 30, 2003.................................................................  2

              Unaudited Consolidated Statements of Cash Flows for the three months and six months ended
              June 30, 2004 and June 30, 2003.................................................................  3

              Unaudited Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
              Income for the three months and six months ended June 30, 2004..................................  4

              Notes to the Consolidated Financial Statements..................................................  5

2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................................................... 15

3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................ 22

4.          CONTROLS AND PROCEDURES........................................................................... 22


                                            PART II - OTHER INFORMATION


1.          LEGAL PROCEEDINGS................................................................................. 23

2.          CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
            SECURITIES........................................................................................ 25

3.          DEFAULTS UPON SENIOR SECURITIES................................................................... 25

4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................... 25

5.          OTHER INFORMATION................................................................................. 26

6.          EXHIBITS AND REPORTS ON FORM 8-K.................................................................. 26

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

QLT INC.
CONSOLIDATED BALANCE SHEETS
  (Unaudited)

(In thousands of United States dollars)                   JUNE 30, 2004    December 31, 2003
--------------------------------------                    -------------    -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                            $   204,940       $   262,408
     Short-term investment securities                         319,290           233,022
     Accounts receivable (Note 5)                              42,776            35,395
     Inventories (Note 6)                                      23,418            26,808
     Deferred income tax assets                                10,871            11,801
     Other (Note 7)                                            13,258            16,150
                                                          -----------       -----------
                                                              614,553           585,584

PROPERTY AND EQUIPMENT                                         47,315            43,262
OTHER LONG-TERM ASSETS (Note 8)                                 6,430             5,876
                                                          -----------       -----------
                                                          $   668,298       $   634,722
                                                          ===========       ===========

LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                     $     6,135       $     8,683
     Income taxes payable                                       1,742                --
     Other accrued liabilities (Note 9)                         9,503            13,574
     Deferred revenue                                           4,515             6,594
                                                          -----------       -----------
                                                               21,895            28,851


LONG-TERM DEBT                                                172,500           172,500
                                                          -----------       -----------
                                                              194,395           201,351
                                                          -----------       -----------


CONTINGENCIES (Note 14)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 10)
     Authorized
        500,000,000 common shares without par value

     Issued and outstanding
         Common shares                                        409,296           395,627
             June 30, 2004 - 69,582,317
             December 31, 2003 - 68,892,027

ACCUMULATED OTHER COMPREHENSIVE INCOME                         33,985
                                                                                 45,828
RETAINED EARNINGS (DEFICIT)                                    30,622            (8,084)
                                                          -----------       -----------
                                                              473,903           433,371
                                                          -----------       -----------
                                                          $   668,298       $   634,722
                                                          ===========       ===========

See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                          Three months ended               Six months ended
                                                                               June 30,                        June 30,
(In thousands of United States dollars, except per share information)     2004            2003            2004           2003
---------------------------------------------------------------------   --------        --------        --------        --------

REVENUES
  Revenue from Visudyne(R) (Note 11)                                    $ 43,136        $ 35,164        $ 83,655        $ 66,609
  Contract research and development (Note 12)                              1,263             845           2,055           2,371
                                                                        --------        --------        --------        --------
                                                                          44,399          36,009          85,710          68,980
                                                                        --------        --------        --------        --------

COSTS AND EXPENSES
  Cost of sales                                                            7,450           6,058          14,372          11,470
  Research and development                                                11,257          12,087          20,667          22,962
  Selling, general and administrative                                      3,607           3,432           8,388           6,465
  Depreciation                                                               916             715           1,725           1,441
  Restructuring (recovery)                                                    --            (394)             --            (394)
                                                                        --------        --------        --------        --------
                                                                          23,230          21,898          45,152          41,944
                                                                        --------        --------        --------        --------

OPERATING INCOME                                                          21,169          14,111          40,558          27,036

INVESTMENT AND OTHER INCOME
  Net foreign exchange gains                                                 338             381             614           2,914
  Interest income                                                          2,268           2,045           4,750           3,644
  Interest expense                                                        (1,548)             --          (3,076)             --
                                                                        --------        --------        --------        --------
                                                                           1,058           2,426           2,288           6,558
                                                                        --------        --------        --------        --------

INCOME BEFORE INCOME TAXES                                                22,227          16,537          42,846          33,594

PROVISION FOR INCOME TAXES                                                (7,543)         (5,378)        (14,533)        (10,896)
                                                                        --------        --------        --------        --------
INCOME BEFORE EXTRAORDINARY GAIN                                          14,684          11,159          28,313          22,698
                                                                        --------        --------        --------        --------

EXTRAORDINARY GAIN (NOTE 3)                                                   --             --           10,393              --
                                                                        ========        ========        ========        ========
NET INCOME                                                              $ 14,684        $ 11,159        $ 38,706        $ 22,698
                                                                        ========        ========        ========        ========

BASIC NET INCOME PER COMMON SHARE
  Income before extraordinary gain                                      $   0.21        $   0.16        $   0.41        $   0.33
  Extraordinary gain                                                          --              --            0.15              --
                                                                        --------        --------        --------        --------
  Net income                                                            $   0.21        $   0.16        $   0.56        $   0.33
                                                                        --------        --------        --------        --------

DILUTED NET INCOME PER COMMON SHARE
  Income before extraordinary gain                                      $   0.20        $   0.16        $   0.40        $   0.33
  Extraordinary gain                                                          --              --            0.13              --
                                                                        --------        --------        --------        --------
  Net income                                                            $   0.20        $   0.16        $   0.53        $   0.33
                                                                        --------        --------        --------        --------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN
THOUSANDS)
  Basic                                                                   69,574          68,705          69,425          68,611
  Diluted                                                                 80,045          68,933          79,794          68,737

See accompanying notes to the consolidated financial statements.
Visudyne(R) is a trademark of Novartis Pharma AG

QLT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                       Three months ended             Six months ended
                                                                            June 30,                      June 30,
                                                                 ---------------------------- ----------------------------
           (In thousands of United States dollars)                   2004           2003           2004          2003
           ---------------------------------------               -------------- ------------- -------------- -------------

      CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                $  14,684     $  11,159     $  38,706     $  22,698
        Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation                                                  916           715         1,725         1,441
          Amortization of deferred financial expenses                   264           --            503            --
          Unrealized foreign exchange loss                            5,863         1,401         7,951         2,099
          Extraordinary gain                                             --            --       (10,393)           --
          Deferred income taxes                                       5,835         5,378        12,825        10,896
          Restructuring                                                  --          (394)           --          (394)
        Changes in non-cash operating assets and liabilities
          Account receivable                                         (4,211)       (1,310)       (8,081)        1,030
          Inventories                                                 4,210          (956)        2,564          (291)
          Other assets                                               (2,904)         (266)        2,739        (4,218)
          Accounts payable                                           (2,405)         (953)       (3,316)       (2,322)
          Income taxes payable                                        1,708            --         1,708            --
          Accrued restructuring charge                                   --          (286)           --        (2,005)
          Other accrued liabilities                                   5,021         3,645        (3,872)          (16)
          Deferred revenue                                             (188)       (4,088)       (1,916)       (4,598)
                                                                  ---------     ---------     ---------     ---------
                                                                     28,793        14,045        41,143        24,320
                                                                  ---------     ---------     ---------     ---------

      CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
          Short-term investment securities                          (85,537)       18,357       (94,757)       (1,692)
          Purchase of property and equipment                         (3,736)         (250)       (6,905)       (2,212)
          Other long-term assets                                       (718)           --          (718)           --
          Purchase of Kinetek Pharmaceuticals, Inc., net of cash
          acquired                                                       --            --        (2,316)           --
                                                                  ---------     ---------     ---------     ---------
                                                                    (89,991)       18,107      (104,696)       (3,904)
                                                                  ---------     ---------     ---------     ---------

      CASH PROVIDED BY FINANCING ACTIVITIES
          Long term debt (net)                                          (34)           --          (105)           --
          Issuance of common shares                                   2,076         1,635        13,772         2,640
                                                                  ---------     ---------     ---------     ---------
                                                                      2,042         1,635        13,667         2,640
                                                                  ---------     ---------     ---------     ---------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS   (5,402)       11,918        (7,582)       20,667
                                                                  ---------     ---------     ---------     ---------

      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (64,558)       45,705       (57,468)       43,723
        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              269,498       126,156       262,408       128,138
                                                                  ---------     ---------     ---------     ---------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 204,940     $ 171,861     $ 204,940     $ 171,861
                                                                  =========     =========     =========     =========

      SUPPLEMENTARY CASH FLOW INFORMATION:
        Interest paid                                             $     137     $     184     $   3,156     $     251
        Income taxes paid                                                --            --            --            --


See accompanying notes to the consolidated financial statements.

QLT INC.
    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
    (Unaudited)


                                                              Accumulated
                                        Common Shares            Other                                        Total
                                     -------------------    Comprehensive   Accumulated    Comprehensive   Shareholders'
                                     Shares       Amount         Income        Deficit         Income         Equity
                                  ----------    ----------  -------------   ------------   -------------   ------------
(All amounts except share and per share information are expressed in thousands of United States dollars)

Balance at December 31, 2003      68,892,027    $  395,627    $   45,828     $   (8,084)    $       --     $  433,371

Exercise of stock options at
prices ranging from CAD $12.10
to CAD $31.40 per share              609,161        11,602            --             --             --         11,602

Other comprehensive income:

Cumulative translation
adjustment from application of
U.S. dollar reporting                     --            --        (3,816)            --         (3,816)        (3,816)

Unrealized loss on available
for sale securities                       --            --           (99)            --            (99)           (99)

Net income                                --            --            --         24,022         24,022         24,022
                                                                                            ----------
Comprehensive income                      --            --            --             --     $   20,107             --
                                  ----------    ----------    ----------     ----------     ----------     ----------
Balance at March 31, 2004         69,501,188    $  407,229    $   41,913     $   15,938             --     $  465,079
                                  ----------    ----------    ----------     ----------     ----------     ----------

Exercise of stock options at
prices ranging from CAD $12.10
to CAD $34.75 per share               81,129         2,067             --             --             --          2,067

Other comprehensive income:

Cumulative translation
adjustment from application of
U.S. dollar reporting                     --            --        (7,897)            --         (7,897)        (7,897)

Unrealized loss on available
for sale securities                       --            --           (31)            --            (31)           (31)

Net income                                --            --            --         14,684         14,684         14,684
                                                                                            ----------
Comprehensive income                      --            --            --             --     $    6,756             --
                                  ----------    ----------    ----------     ----------     ----------     ----------
BALANCE AT JUNE 30, 2004          69,582,317    $  409,296    $   33,985     $   30,622             --     $  473,903
                                  ==========    ==========    ==========     ==========     ==========     ==========


See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Information as at and for the three and six month periods ended June 30, 2004 and June 30, 2003 is unaudited.)

    QLT Inc. (the "Company" or "QLT") is a global bio-pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies to treat eye diseases, cancer, dermatological and urological conditions. The Company is a pioneer in the field of photodynamic therapy ("PDT"). PDT is a minimally invasive medical procedure utilizing photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue.


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

     In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.


2.   PRINCIPLES OF CONSOLIDATION

     These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.


3.   BUSINESS COMBINATION

     On March 31, 2004, the Company acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc. ("Kinetek"), a privately held biopharmaceutical company based in Vancouver, British Columbia, that focused on discovery and development of new targets and therapies. The results of operations of Kinetek are included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. The Company paid an aggregate cash purchase price of $2.4 million, which included acquisition related expenditures of $0.1 million. The extraordinary gain resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by the Company.

     The total consideration paid by the Company for Kinetek, including acquisition costs, was allocated based on management's preliminary assessment as to the estimated fair values on the acquisition date. This preliminary assessment is subject to change upon the final determination of the fair value of the assets acquired and liabilities assumed.

     (In thousands of United States dollars)

     Purchase price                                                  $        2,447

     Current assets acquired (including cash of $0.1 million)                13,137
     Property and equipment acquired                                            604
     Current liabilities assumed                                               (901)
                                                                     ---------------
     Extraordinary gain                                                      10,393
                                                                     ===============

     On July 1, 2004, Kinetek was amalgamated with the Company and ceased to exist as a separate legal entity.

4.   SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the following are the most significant accounting policies used in preparing these financial statements.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in purchase business combinations, and provisions for taxes and contingencies. Actual results may differ from estimates made by management.

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

     (See Note 5 - Accounts Receivable and Note 12 - Contract Research and Development.)

     The Company does not offer rebates or discounts and has not experienced any material product returns; accordingly, the Company does not provide an allowance for rebates, discounts, and returns.

     Cost of Sales

     Cost of sales, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under the standard costing system, and eventually to cost of sales as the related products are sold by Novartis Ophthalmics to third parties. The Company records a provision for the non-completion of product inventory based on its history of batch completion.

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

     The following pro forma financial information presents the net income and net income per common share had the Company recognized stock-based compensation using a fair value based accounting method:


                                                         Three months ended             Six months ended
                                                    -------------------------     --------------------------
    (In thousands except per share information)       June 30,     June 30,        June 30,        June 30,
    (Unaudited)                                         2004          2003           2004            2003
    -------------------------------------------     ----------     ----------     ----------     ----------
    Net Income
        As reported                                 $   14,684     $   11,159     $   38,706     $   22,698
        Less: Additional employee compensation
        expense under the fair value method             (2,969)        (5,135)        (6,239)       (10,385)
                                                    ----------     ----------     ----------     ----------
         Pro forma                                  $   11,715     $    6,024     $   32,467     $   12,313
                                                    ----------     ----------     ----------     ----------
    Basic net income per common share
        As reported                                 $     0.21     $     0.16     $     0.56     $     0.33
        Pro forma                                   $     0.17     $     0.09     $     0.47     $     0.18
                                                    ----------     ----------     ----------     ----------
    Diluted net income per share
        As reported                                 $     0.20     $     0.16     $     0.53     $     0.33
        Pro forma                                   $     0.16     $     0.09     $     0.45     $     0.18
                                                    ----------     ----------     ----------     ----------



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

     The weighted average fair value of stock options granted in the three months and six months periods ended June 30, 2004 were $7.94 and $9.09 whereas the fair value of stock options granted in the three and six month periods ended June 30, 2003 were $4.95 and $4.27. The Company used the Black-Scholes option pricing model to estimate the value of the options at each grant date, under the following weighted average assumptions:

                                                        Three months ended          Six months ended
                                                          June  30, 2004             June  30, 2004
                                                       -----------------------    ---------------------
    Annualized Volatility                                         52.6%                      56.3%
    Risk-free Interest Rate                                        3.4%                       2.9%
    Expected Life (Years)                                          2.5                        2.5

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

     Income Taxes

     Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards, using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of the deferred net tax assets resulting in an increase or decrease to net income. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Investment tax credits are included as part of the provision for (recovery of) income taxes.

     Net Income Per Common Share

     Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method or "if converted" method, as applicable, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options and convertible debt. In addition, the related interest and amortization of deferred financing fees on convertible debt (net of tax) are added back to income, since these would not be paid or incurred if the convertible senior notes were converted into common shares.

     The following table sets forth the computation of basic and diluted net income per common share:

                                                           Three months ended     Six months ended
      (In thousands, except per share data)               June 30,    June 30,  June 30,  June 30,
     (Unaudited)                                             2004        2003      2004      2003
     -------------------------------------                --------    -------   --------  --------
     Numerator:
          Income before extraordinary gain                 $14,684    $11,159    $28,313    $22,698
          Extraordinary gain                                    --         --     10,393         --
                                                           -------    -------    -------    -------
          Net Income                                        14,684     11,159     38,706     22,698
          Effect of dilutive securities:
            Convertible senior notes - interest expense      1,130         --      3,191         --
                                                           -------    -------    -------    -------
          Net income plus assumed conversion               $15,814    $11,159    $41,897    $22,698
                                                           =======    =======    =======    =======

      Denominator:
          Weighted-average common shares outstanding        69,574     68,705     69,425     68,611
          Effect of dilutive securities:
               Stock options                                   778        228        676        126
               Convertible senior notes                      9,693         --      9,693         --
                                                           -------    -------    -------    -------
         Dilutive potential common shares                   10,471        228     10,369        126
                                                           -------    -------    -------    -------
          Diluted weighted-average common shares
          outstanding                                       80,045     68,933     79,794     68,737
                                                           =======    =======    =======    =======

     Basic net income per common share
          Income before extraordinary gain                 $  0.21    $  0.16    $  0.41    $  0.33
          Extraordinary gain                                    --         --       0.15         --
                                                           -------    -------    -------    -------

          Net income                                       $  0.21    $  0.16    $  0.56    $  0.33
                                                           =======    =======    =======    =======

     Diluted net income per common share
          Income before extraordinary gain                 $  0.20    $  0.16    $  0.40    $  0.33
          Extraordinary gain                                    --         --       0.13         --
                                                           -------    -------    -------    -------
          Net income                                       $  0.20    $  0.16    $  0.53    $  0.33
                                                           =======    =======    =======    =======



     The effect of approximately 9,692,637 shares related to the assumed conversion of the $ 172.5 million 3% convertible senior notes has been included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2004. Excluded from the calculation of diluted net income per common share for the three and six month periods ended June 30, 2004 were 3,966,023 and 4,674,039 shares, respectively, (in both the three and six month periods ended June 30, 2003 the amounts excluded were 6,549,510 shares) of common stock from stock options because their effect was anti-dilutive.

     Reclassification
     Certain comparative figures have been reclassified to conform with the current period's presentation.


5.   ACCOUNTS RECEIVABLE

   (In thousands of United States Dollars)                                     June 30, 2004             December 31, 2003
   ------------------------------------------                                  -------------             -----------------
   (Unaudited)
   Visudyne(R)                                                                    $ 39,151                      $34,035
   Contract research and development                                                 1,181                        1,032
   Foreign exchange contracts                                                        1,410                            -
   Trade and other                                                                   1,034                          328
                                                                                  --------                      -------
                                                                                  $ 42,776                      $35,395
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


6.   INVENTORIES

   (In thousands of United States dollars)                                     June 30, 2004             December 31, 2003
   ------------------------------------------                                  -------------             -----------------
   (Unaudited)
   Raw materials and supplies                                                     $    416                      $  2,066
   Work-in-process                                                                  24,287                        24,660
   Finished goods                                                                       68                            82
   Provision for non-completion of product inventory                                (1,353)                            -
                                                                                  --------                      --------
                                                                                  $ 23,418                      $ 26,808
                                                                                  ========                      ========


     The Company records a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection. During the three months ended June 30, 2004, the Company incurred a partial batch non-completion resulting in a charge to the reserve for non-completion of $0.3 million. The Company has not experienced inventory spoilage to date. Based on this history, inventory turnover, and expected sales, the Company believes that, at this time, the risk of inventory obsolescence is negligible. Accordingly, the Company has not established any reserve for obsolescence.


7.   OTHER CURRENT ASSETS

   (In thousands of United States dollars)                                     June 30, 2004             December 31, 2003
   ------------------------------------------                                  -------------             -----------------
   (Unaudited)
    Inventory in transit held by Novartis Ophthalmics                              $ 10,025                     $ 10,122
    Foreign exchange contracts                                                            -                        4,447
    Prepaid expenses and other                                                        3,233                        1,581
                                                                                   --------                     --------
                                                                                   $ 13,258                     $ 16,150
                                                                                   ========                     ========


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

     Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments.


8.   OTHER LONG-TERM ASSETS

   (In thousands of United States dollars)                                     June 30, 2004             December 31, 2003
   ------------------------------------------                                  -------------             -----------------
    (Unaudited)
     Deferred financing expenses                                                  $  4,254                      $ 4,784
     Deferred Atrix acquisition expenses                                             1,379                            -
     Diomed Holdings, Inc.                                                             108                          244
     Other                                                                             689                          848
                                                                                  --------                      --------
                                                                                  $  6,430                      $ 5,876
                                                                                  ========                      ========


     Deferred financing expenses represent debt issue costs related to the convertible senior notes, net of amortization. Deferred financing expenses are being amortized over 5 years commencing August 2003. Deferred Atrix acquisition expenses represent the direct incremental costs incurred to June 30, 2004 in relation to the Agreement and Plan of Merger entered into with Atrix Laboratories, Inc. on June 14, 2004. (See Note 15 - Proposed Merger with Atrix

     Laboratories, Inc.). The long-term investment in Diomed Holdings, Inc. represents the restricted Class A Convertible Preferred Stock the Company received as consideration for the sale of the Company's Optiguide fiber optic business to Diomed Holdings, Inc. and was converted to Diomed Holdings, Inc. common shares during 2003. Other long-term investments consist principally of long-term employee loans which are non-interest bearing with terms ranging from one to five years, and which will be forgiven if certain conditions are met.


9.   OTHER ACCRUED LIABILITIES

   (In thousands of United States dollars)                                        June 30, 2004           December 31, 2003
   ------------------------------------------                                     -------------           -----------------
    (Unaudited)
     Royalties                                                                      $   2,756                    $  2,470
     Compensation                                                                       3,543                       5,325
     Foreign Exchange Contracts                                                           737                       3,589
     Interest                                                                           1,667                       2,132
     Other                                                                                800                          58
                                                                                    ---------                    --------
                                                                                    $   9,503                    $ 13,574
                                                                                    =========                    ========


10.  SHARE CAPITAL

     On August 11, 2003, the Company announced a share buy-back program. Share purchases by the Company would be made as a normal course issuer bid. The Company may purchase for cancellation up to a maximum of 5,000,000 common shares. All purchases would be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ National Market, in accordance with all regulatory requirements, and would be effected during the period commencing August 13, 2003 and ending August 12, 2004. As of June 30, 2004, the Company had not purchased any of its common shares under this program.

     Stock option activity with respect to all of the Company's stock option plans is presented below:

                                                                                                Weighted
                                                       Number of     Exercise Price Range        Average
     (In Canadian dollars)                               Shares            Per Share         Exercise Price
     -------------------------------------------     -------------- -----------------------  --------------

     Outstanding at December 31, 2003                  7,236,624        $12.10 - $108.60         $ 47.82
     From January 1 to June 30, 2004:
          Granted                                        891,450        $31.60 - $ 32.85         $ 32.72
          Exercised                                     (690,290)       $12.10 - $ 34.75         $ 26.41
          Cancelled                                     (374,341)       $12.10 - $108.60         $ 44.40
                                                       ---------        ----------------         -------
     Outstanding at June 30, 2004                      7,063,443        $12.10 - $108.60         $ 48.19
                                                       =========        ================         =======

     Additional information relating to stock options outstanding as of June 30, 2004 is presented below:

     (In Canadian dollars)                     Options Outstanding              Options Exercisable
     -----------------------            ------------------------------- -------------------------------------
                                                           Weighted
                                           Weighted        Average                               Weighted
                                           Average        Remaining                               Average
          Exercise         Number of       Exercise      Contractual        Number of            Exercise
         Price Range         Shares         Price        Life (Years)         Shares              Price
     -------------------- ------------- --------------- --------------- ------------------- -----------------
     Under  $17.50            820,495      $ 13.48           3.72              296,222          $  13.50
     $17.51 - $25.00          712,444      $ 22.36           2.87              483,048          $  22.42
     $25.01 - $37.50        1,636,481      $ 32.03           3.49              794,564          $  31.40
     $37.51 - $50.00        2,304,399      $ 41.29           1.54            2,185,715          $  41.47
     Over $50.00            1,589,624      $104.31           0.87            1,586,124          $ 104.37
                          -------------                                 -------------------
                            7,063,443                                        5,345,673
                          ============                                  ===================



11.  REVENUE FROM VISUDYNE(R)

     Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne.

     The Company's revenue from the sales of Visudyne was determined as follows:

                                                      For the three months ended     For the six months ended
                                                               June 30,                      June 30,
  (In thousands of United States dollars)                 2004          2003            2004           2003
  ------------------------------------------------- -------------- -------------- -------------- --------------
  (Unaudited)
  Visudyne(R) sales by Novartis Ophthalmics             $ 109,340      $ 89,206       $210,396       $171,260
  Less:  Marketing and distribution costs                 (33,357)      (26,433)       (62,636)       (53,524)
  Less:  Inventory costs                                   (7,221)       (5,931)       (12,482)       (10,338)
  Less:  Royalties                                         (2,462)       (2,051)        (4,724)        (3,910)
                                                    -------------- -------------- -------------- --------------
                                                        $  66,300      $ 54,791       $130,554       $103,488
                                                    ============== ============== ============== ==============

  QLT share of remaining revenue on final sale by
  Novartis Ophthalmics (50%)                            $  33,150      $ 27,395       $ 65,277       $ 51,744
  Add:   Inventory costs reimbursed to QLT                  5,768         4,293         10,323          8,133
  Add:   Royalties reimbursed to QLT                        2,458         1,969          4,697          3,790
  Add:   Other costs reimbursed to QLT                      1,760         1,507          3,358          2,942
                                                    -------------- -------------- -------------- --------------
  Revenue from Visudyne(R) as reported by QLT           $  43,136      $ 35,164       $ 83,655       $ 66,609
                                                    ============== ============== ============== ==============


   For the three months ended June 30, 2004, approximately 48% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 52%. For the same period in 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 49%.

   For the six months ended June 30, 2004, approximately 46% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 54%. For the same period in 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 49%.


12.  CONTRACT RESEARCH AND DEVELOPMENT

     The Company received non-refundable research and development funding from Novartis Ophthalmics and Xenova Limited which was recorded as contract research and development revenue. Details of the Company's contract research and development revenue are as follows:

                                                        Three months ended               Six months ended
                                                              June 30,                        June 30,
    (In thousands of United States dollars)              2004           2003            2004            2003
    ---------------------------------------------- -------------- ---------------- --------------- ----------------
    (Unaudited)
    Visudyne(R) ocular programs                      $     1,263      $     318        $   2,055      $      771
    Multiple basal cell carcinoma program                      -            527                -           1,054
    Others                                                     -              -                -             546
                                                   -------------- ---------------- --------------- ----------------
    Contract research & development revenue          $     1,263      $     845        $   2,055      $    2,371
                                                   ============== ================ =============== ================


13.  SEGMENTED INFORMATION

     Details of revenues and property and equipment by geographic segments are as follows:

    Revenues(1)                                                Three months ended           Six months ended
                                                                    June 30,                    June 30,
    (In thousands of United States dollars)                   2004          2003          2004          2003
    --------------------------------------------------- --------------- ------------ -------------- ------------
    (Unaudited)
              United States                                   $ 24,949      $21,767       $ 46,752     $ 40,851
              Europe                                            16,225       11,727         31,986       22,676
              Canada                                             2,262        1,739          4,382        3,470
              Other                                                963          776          2,590        1,983
                                                        --------------- ------------ -------------- ------------
                                                              $ 44,399      $36,009       $ 85,710     $ 68,980
                                                        =============== ============ ============== ============




    Property and equipment                                June 30,      December 31
    (In thousands of United States dollars)                 2004            2003
    --------------------------------------------------- -------------- -------------
    (Unaudited)
              Canada                                         $ 46,810        $42,687
              United States                                       505            575
                                                        -------------- -------------
                                                             $ 47,315        $43,262
                                                        ============== =============


     (1) Revenues are attributable to a geographic segment based on location of the customer for revenue from Visudyne and royalties on product sales, and location of the head office of the funding entity in the case of revenue from contract research and development and collaborative arrangements.


14.  CONTINGENCIES

(a)  PATENT LITIGATION WITH MEEI

The First MEEI Lawsuit

In April 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit complaint against the Company in the United States District Court for the District of Massachusetts (the "Court") seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD. In 2002, QLT moved for summary judgment against MEEI on all counts of MEEI's complaint. The Court granted QLT's motions, thus dismissing all of MEEI's claims in the lawsuit. Final judgment of dismissal was entered in April 2003. In May 2003, MEEI filed a notice of appeal, and QLT filed a notice of cross-appeal with respect to a contested discovery order entered by the district court. These appeals are pending before the Court of Appeal for the First Circuit.

The lawsuit relates, in part, to an ongoing dispute involving U.S. Patent No. 5,798,349 (the "'349 Patent") which was issued in 1998 to the Company, MEEI and Massachusetts General Hospital ("MGH") as co-owners. The complaint alleged breach of contract, misappropriation of trade secrets, conversion, misrepresentation, unjust enrichment, unfair trade practices and related claims and asked that the Court: (i) declare MEEI the owner of certain inventions claimed in the '349 Patent; (ii) enjoin the Company from infringement of those claims or any action that would diminish the validity or value of such claims;
(iii) declare that the Company breached an agreement with MEEI to share equitably in any proceeds derived as a result of collaboration leading to the '349 Patent; (iv) impose a constructive trust upon the Company for any benefit that the Company has or will derive as a result of the '349 Patent; and (v) award MEEI monetary relief for misappropriation of trade secrets in an amount equal to the greater of MEEI's damages or the Company's profits from any such misappropriation, and double or treble damages under Massachusetts law.

QLT's counterclaim in this lawsuit requesting correction of inventorship of the '349 patent to add an additional MGH inventor, was stayed by the Court pending the outcome of the second MEEI lawsuit described below. QLT voluntarily dismissed the remainder of its counterclaims in the first lawsuit without prejudice in April 2003.

The Second MEEI Lawsuit

In May 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The '303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

The same day the '303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics in the same Court alleging infringement of the '303 Patent. In the second suit MEEI seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent.

The Company's counterclaim seeks to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the '303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the '303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgment that the '303 patent is invalid and unenforceable and an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the '303 patent to MEEI.

In November 2001, MGH sought and was granted leave to intervene in the action to protect its rights in the '303 patent. MGH's complaint in intervention, like QLT's counterclaim, asks the court to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors of the inventions claimed in the patent and by declaring that MGH is a joint owner of those inventions.

In April 2003, QLT moved to dismiss MEEI's claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted QLT's motion on May 28, 2003.

No trial has been scheduled in the second lawsuit, and none is expected until 2005 at the earliest.

The Company believes MEEI's claims in both lawsuits are without merit and intends to vigorously defend against such actions and any appeals and pursue its counterclaims. The outcomes of these disputes are not presently determinable or estimable and there can be no assurance that the matters will be resolved in favor of the Company. If the lawsuits are not resolved in the Company's favor, the Company may be obliged to pay damages, to pay an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, may be subject to such equitable relief as a court may determine (which could include an injunction) or may be subject to a remedy combining some or all of the foregoing.

(b)   SECURITIES CLASS ACTION

On March 31, 2004, the United States District Court of the Southern District of New York issued an Opinion and Order dismissing in its entirety a securities class action which had been commenced in 2001 against the Company, Julia Levy, (former President and Chief Executive Officer and a current Director of the Company) and Kenneth Galbraith (former Executive Vice President and Chief Financial Officer and Corporate Secretary of the Company). The class action was dismissed on the basis that the plaintiffs had failed to state a valid claim for securities fraud. On April 14, 2004, the plaintiffs filed a motion with the same court for reconsideration of the Opinion and Order dismissing the class action. On June 21, 2004, the United States District Court of the Southern District of New York issued an Order denying the plaintiffs' motion for reconsideration.


The time period within which the plaintiffs could appeal the Opinion and Order dismissing the class action complaint expired on July 22, 2004. No appeal was filed by that date. QLT believes that this lawsuit has now been finally concluded.


15.   PROPOSED MERGER WITH ATRIX LABORATORIES, INC.

On June 14, 2004, the Company and Atrix Laboratories, Inc. signed a definitive merger agreement, after unanimous approval by the boards of directors of both companies, for QLT to acquire 100% of Atrix's common stock. Atrix is an emerging specialty pharmaceutical company focused on advanced drug delivery. In the transaction Atrix shareholders will receive one common share of QLT and $14.61 in cash for each share of Atrix common stock. As at the date of the announcement, the transaction offer value was approximately $855 million and the transaction value net of Atrix's cash was approximately $751 million. After the closing of the transaction, Atrix shareholders will own approximately 23% of the combined entity and QLT shareholders will own approximately 77%. The transaction is subject to customary closing conditions, as well as approval by the shareholders of both QLT and Atrix. On July 13, 2004, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to the proposed merger. The Company expects the merger to complete before the end of 2004.

A member of the Company's board of directors is a senior partner of the law firm which has provided the Company with legal representation regarding the proposed merger. During the three and six month periods ended June 30, 2004, the Company incurred legal expenses in the amount of $0.5 million (2003 - insignificant) payable to this law firm.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States ("U.S.") and QLT Inc.'s (the "Company" or "QLT") audited consolidated financial statements and notes thereto included as part of the Company's 2003 Annual Report on Form 10-K. All amounts following are expressed in U.S. dollars unless otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of financial conditions and results of operations contains forward-looking statements of the Company, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy, anticipated future operating results, anticipated timing for and receipt of further reimbursement approvals for Visudyne therapy, the anticipated outcome of pending patent and securities litigation against QLT, the anticipated timing and progress of clinical trials, the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products, the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for QLT's other products, statements regarding the intentions of QLT to expand its pipeline through strategic product or technology acquisitions, and statements regarding our expectations that the merger with Atrix Laboratories, Inc. will close, our expectations as to the timing of the closing, and our estimates of cash balances following the closing. These statements are predictions only and actual events or results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics, a division of Novartis Pharma AG, to commercialize and market Visudyne, the timing and impact of new product launches by competitors, currency fluctuations in our primary markets may impact our financial results, the outcome of pending patent litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and QLT's other products, the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne, the risk that the proposed merger with Atrix Laboratories, Inc. will not be successfully completed or that the businesses will not be successfully integrated, the risk that, if the merger does proceed, risk factors relating to the business or products of Atrix will impact the combined company's results, potential acquisitions or investments in products or technologies and the successful development or acquisition of complementary or supplementary products or product candidates, or technologies, as well as the risk factors described below under the heading Liquidity and Capital Resources - General, and under "Legal Proceedings", and in the sections outlined in the Company's most recent Annual Report on Form 10-K under "Business - Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements", and in the section entitled "Risk Factors" contained in the preliminary joint proxy statement/prospectus contained in the registration statement on Form S-4 filed in connection with the proposed Atrix merger. Forward looking statements are bases on our current expectations and QLT does not assume any obligation to update such information to reflect later development, except as required by law.



OVERVIEW

The Company is a global bio-pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies to treat eye diseases, cancer, dermatological and urological conditions. The Company is a pioneer in the field of photodynamic therapy ("PDT"). PDT is a minimally invasive medical procedure utilizing photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue.

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

In addition to the Company's own research and development programs, the Company explores opportunities to expand its product pipeline by identifying, evaluating and acquiring rights to potential products and technologies developed by third parties, beyond PDT and the field of ophthalmology. The Company also intends to continue to explore strategic collaborations or acquisitions to facilitate its development and commercialization efforts. The nature and form of any future in-licensing or acquisition may have a material impact on the financial position, share capital and results of operations of the Company.

The Company operates as a single reportable segment. The Company's profitability depends upon the commercial success of Visudyne in major markets world-wide and the achievement of product development objectives. Key performance indicators as viewed by the Company's management include Visudyne sales figures, the Company's percentage profit share of Visudyne sales by Novartis Ophthalmics, net income per common share, achievement of product development milestones, and the obtaining of marketing approvals and reimbursement approvals in additional jurisdictions. These performance indicators are discussed in the "Results of Operations" section below. As of June 30, 2004, the Company had retained earnings of $30.6 million and total shareholders' equity of $473.9 million.

Proposed Merger with Atrix Laboratories, Inc.

On June 14, 2004, the Company and Atrix Laboratories, Inc. signed a definitive merger agreement, after unanimous approval by the boards of directors of both companies, for QLT to acquire 100% of Atrix's common stock. Atrix is an emerging specialty pharmaceutical company focused on advanced drug delivery. In the transaction Atrix shareholders will receive one common share of QLT and $14.61 in cash for each share of Atrix common stock. As at the date of announcement, the transaction offer value was approximately $855 million and the transaction value net of Atrix's cash was approximately $751 million. After the closing of the transaction, Atrix shareholders will own approximately 23% of the combined entity and QLT shareholders will own approximately 77%. The transaction is subject to customary closing conditions, as well as approval by the shareholders of both QLT and Atrix. On July 13, 2004, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to the proposed merger. The Company expects the merger to complete before the end of 2004. In connection with the proposed merger with Atrix, the Company has filed with the U.S. Securities and Exchange Commission ("SEC") a registration statement on Form S-4, containing a preliminary joint proxy statement/prospectus and other relevant materials.


CRITICAL ACCOUNTING POLICIES

In preparing the Company's consolidated financial statements, management is required to make certain estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, determination of fair value of assets and liabilities acquired in purchase business combinations, and provisions for taxes and contingencies. The significant accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results include those which follow:

Reporting Currency and Foreign Currency Translation

The Company uses the U.S. dollar as its reporting currency while retaining the Canadian dollar as its functional currency. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenue and expenses are translated at a weighted average rate of exchange for the respective periods. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as a component of shareholders' equity under accumulated other comprehensive income. Fluctuations in the exchange rate between the Canadian and U.S dollars can affect the reported value of Canadian dollar denominated assets and liabilities on the balance sheet. The movement of the Canadian dollar in relation to the U.S. dollar between June 30, 2004 and December 31, 2003 was a 2.8% decline. The impact on the Company's Canadian dollar denominated cash and short-term investments' reported value was approximately $9.2 million lower.

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

Cost of Sales

Cost of sales, consisting of expenses related to the production of bulk Visudyne sold to Novartis Ophthalmics, and royalties on Visudyne sales, are charged against earnings in the period of the related product sale by Novartis Ophthalmics to third parties. The Company utilizes a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under the standard costing system, and eventually to cost of sales as the related products are sold by Novartis Ophthalmics to third parties. Variances from standard can occur due to changes in actual pricing and production volumes. While the Company believes its standards are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. The Company records a provision for the non-completion of product inventory based on its history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. The Company estimates its non-completion rate based on past production and adjusts its provision quarterly based on actual production volume. A single batch failure may utilize a significant portion of the provision as one completed batch currently costs between $0.8 million and $1.7 million, depending on the stage of production.

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

Income Taxes

Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits are included as part of the provision for (recovery of) income taxes. The realization of the Company's deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. Based on the Company's current operations and anticipated results, the Company believes it is more likely than not to realize its deferred tax assets. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized.


RESULTS OF OPERATIONS

For the three months ended June 30, 2004, the Company recorded net income of $14.7 million, or $0.20 diluted net income per common share. These results compare to net income of $11.2 million, or $0.16 per common share for the three months ended June 30, 2003. The increase in net income was primarily due to strong Visudyne sales performance.

Net income for the six months ended June 30, 2004 was $38.7 million, or $0.53 diluted net income per common share as compared to $22.7 million, or $0.33 per common share for the six months ended June 30, 2003. The increase in net income for the six months ended June 30, 2004 in comparison to the six months ended June 30, 2003 was primarily due to the extraordinary gain resulting from the Kinetek acquisition and strong Visudyne sales performance.


REVENUES

Revenue from Visudyne(R)

The Company's revenue from the sales of Visudyne was determined as follows:

                                                      For the three months ended      For the six months ended
                                                               June 30,                       June 30,
  (In thousands of United States dollars)                   2004           2003         2004            2003
  ------------------------------------------------- -------------- -------------- -------------- ---------------
  Visudyne(R) sales by Novartis Ophthalmics              $109,340       $ 89,206      $210,396        $171,260
  Less:  Marketing and distribution costs                 (33,357)       (26,433)      (62,636)        (53,524)
  Less:  Inventory costs                                   (7,221)        (5,931)      (12,482)        (10,338)
  Less:  Royalties                                         (2,462)        (2,051)       (4,724)         (3,910)
                                                    -------------- -------------- -------------- ---------------
                                                         $ 66,300       $ 54,791      $130,554        $103,488
                                                    ============== ============== ============== ===============

  QLT share of remaining revenue on final sale by
  Novartis Ophthalmics (50%)                             $ 33,150       $ 27,395      $ 65,277        $ 51,744
  Add:   Inventory costs reimbursed to QLT                  5,768          4,293        10,323           8,133
  Add:   Royalties reimbursed to QLT                        2,458          1,969         4,697           3,790
  Add:   Other costs reimbursed to QLT                      1,760          1,507         3,358           2,942
                                                    -------------- -------------- -------------- ---------------
  Revenue from Visudyne(R) as reported by QLT            $ 43,136       $ 35,164      $ 83,655        $ 66,609
                                                    ============== ============== ============== ===============


For the three months ended June 30, 2004, revenue from Visudyne increased by 23% over the three months ended June 30, 2003. This increase was primarily due to a 23% increase in Visudyne sales, which resulted from higher market penetration (18%), favorable exchange rates (4%), and an increase in average selling prices (1%). In addition, a higher reimbursement from Novartis Ophthalmics for other specified costs incurred and paid for by the Company also contributed to the increase in the Company's Revenue from Visudyne, but was offset by higher sales, marketing and distribution costs by Novartis Ophthalmics.

For the six months ended June 30, 2004, revenue from Visudyne increased by 24% over the six months ended June 30, 2003. The increase was primarily due to a 23% increase in Visudyne sales, which resulted from higher market penetration (16%), favorable exchange rates (6%) and initial stocking by specialty distributors (1%).

For the three months ended June 30, 2004, approximately 48% of total Visudyne sales by Novartis Ophthalmics were in the United States compared to approximately 51% for the same period in 2003. Approximately 46% of total Visudyne sales by Novartis Ophthalmics were in the United States during the six month period ended June 30, 2004, compared to 51% for the same period in 2003.

Contract Research and Development Revenue

The Company received non-refundable research and development funding from Novartis Ophthalmics and Xenova Limited which was recorded as contract research and development revenue. For the three months ended June 30, 2004, contract research and development revenue totaled $1.3 million, an increase of 49% as compared to the same period in 2003. The increase is primarily due to a higher proportion of activities on joint Visudyne programs being assumed by the Company. For the six months ended June 30, 2004, contract research and development revenue decreased 13% to $2.1 million, compared to $2.4 million for the same period in 2003. The decrease was primarily due to the cessation of the multiple basal cell carcinoma ("MBCC") program which was previously funded by Novartis Ophthalmics, and the elimination of reimbursements related to the Tariquidar program partially offset by the Company assuming a higher proportion of activities on joint Visudyne programs.


COSTS AND EXPENSES

Cost of Sales

For the three months ended June 30, 2004, cost of sales increased 23% to $7.5 million compared to $6.1 million for the same period in 2003. Cost of sales for the six months ended June 30, 2004 increased 25% to $14.4 million compared to $11.5 million for the same period in 2003. The increase was due primarily to the increase in Visudyne sales.

Research and Development Costs

Research and development ("R&D") expenditures decreased 7% to $11.3 million for the three months ended June 30, 2004, compared to $12.1 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, R&D expenditures decreased 10% to $20.7 million, compared to $23.0 million for the same period in 2003. The decrease was primarily due to the halting of the Phase III tariquidar trials and cessation of the MBCC program.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the three months ended June 30, 2004, SG&A expenses increased 5% to $3.6 million compared to $3.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, SG&A expenses increased 30% to $8.4 million compared to $6.5 million for the same period in 2003. These increases were primarily due to an unfavorable foreign exchange impact, and increased compensation expenses.

Depreciation Expense

Depreciation expense relates to the depreciation of property and equipment. For the three months ended June 30, 2004, depreciation expense increased 28% to $0.9 million compared to $0.7 million for the three months ended June 30, 2003. For the six months ended June 30, 2004 depreciation expense increased 20% to $1.7 million compared to $ 1.4 million for the six months ended June 30, 2003. The increase was primarily due to the addition of fixed assets from the acquisition of Kinetek as well as a computer system upgrade completed in late 2003.


INVESTMENT AND OTHER INCOME

Net Foreign Exchange Gains

Net foreign exchange gains comprise gains from the impact of foreign exchange rate fluctuations on the Company's cash and short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and

U.S. dollar denominated long term debt. For the three months ended June 30, 2004, the Company recorded net foreign exchange gains of $0.3 million versus net foreign exchange gains of $0.4 million in the same period of 2003. Net foreign exchange gains for the six months ended June 30, 2004 were $0.6 million in comparison to $2.9 million for the same period in 2003. With the issuance of $172.5 million of U.S. dollar denominated convertible senior notes in August 2003, the Company has been targeting to hold an equivalent amount of U.S. cash to offset the impact of fluctuations in foreign exchange rates. More stable foreign exchange rates during the three and six months ended June 30, 2004 resulted in lower gains on foreign exchange contracts as compared to the same periods in 2003. (See Liquidity and Capital Resources - Interest and Foreign Exchange Rates)

  Details of the Company's net foreign exchange gains (losses) are as follows:

                                                     For the three months ended                For the six months ended
                                                              June 30,                                 June 30,
(In thousands of United States dollars)                2004                2003                2004              2003
---------------------------------------------- ----------------- -------------------- -------------------- --------------
Cash and cash equivalents                           $ 3,325             $  (929)             $ 5,170            $(1,565)
U.S. dollar long term debt                           (2,996)                  -               (4,633)                 -
Foreign exchange contracts                           (1,965)              3,141               (1,423)             7,263
Foreign currency receivables and payables             1,974              (1,831)               1,500             (2,784)
                                               ----------------- -------------------- -------------------- --------------
Net foreign exchange gains                          $   338             $   381              $   614            $ 2,914
                                               ================= ==================== ==================== ==============


Interest Income

For the three months ended June 30, 2004, interest income increased 11% to $2.3 million compared to $2.0 million for the same period in 2003. Interest income for the six months ended June 30, 2004 was $4.8 million compared with $3.6 million for the same period in 2003. This increase was a result of higher cash reserves from the convertible senior notes and internal cash generation. The Company's treasury policy is focused on minimizing risk of loss of principal.

Interest Expense

Interest expense of $1.5 million for the three months ended June 30, 2004 and $3.1 million for the six months ended June 30, 2004 comprised the interest payment and accrual on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to this placement.

Extraordinary Gain

On March 31, 2004, the Company acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc. ("Kinetek"), a privately held biopharmaceutical company based in Vancouver, British Columbia, which focused on discovery and development of new therapies. The extraordinary gain of $10.4 million resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by the Company. (See Note 3).


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed operations, product development and capital expenditures primarily through the Company's proceeds from the commercialization of Visudyne, public and private sales of equity securities, licensing and collaborative funding arrangements with strategic partners, and interest income.

For the three months ended June 30, 2004, the Company generated $28.8 million of cash from operations, $2.1 million from stock option exercises, and used $3.7 million in purchases of property and equipment and $0.7 million for deferred acquisition costs relating to Atrix Laboratories, Inc. This compared with $14.0 million generated from operations, $1.6 million from stock option exercises, and $0.3 million used in purchases of property and equipment in the same period in 2003. Cash flow from operations for the three months ended June 30, 2004 increased from the same period in 2003 as a result of increased net income ($3.5 million), a decrease in inventory level during the period as compared to an increase in inventory in the same period in 2003 ($5.2 million), an increase in income taxes payable ($1.7 million), a decrease in deferred revenue offset by increased inventory shipments to Novartis Ophthalmics as compared to the same period in 2003 ($3.9 million). These increases were offset by an increase in accounts receivable as a result of Visudyne sales growth ($2.9 million), an increase in other assets ($2.6 million) due to higher levels of inventory held by Novartis Ophthalmics, and a lower level of accounts payable ($1.5 million) as compared to 2003. In aggregate, cash, cash equivalents and short-term investment securities increased by $15.1 million during the three months ended June 30, 2004.

For the six months ended June 30, 2004, the Company generated $41.1 million of cash from operations, $13.8 million from stock option exercises, and used $6.9 million in purchases of property and equipment, $0.7 million for deferred acquisition costs relating to Atrix Laboratories, Inc. and $2.3 million for the purchase of Kinetek Pharmaceuticals, Inc. This compared with $24.3 million generated from operations, $2.6 million from stock option exercises, and $2.2 million used in purchases of property and equipment in the same period in 2003. Cash flow from operations for the six months ended June 30, 2004 increased from the same period in 2003 as a result of increased net income ($16.0 million), the utilization of previously benefited tax losses ($1.9 million), a decrease in inventory level during the period as compared to an increase in inventory in the same period in 2003 ($2.3 million), a reduction in other assets ($7.0 million) due to realized gains from foreign exchange contracts, restructuring related payment of severance and benefits in the prior year ($2.0 million), a decrease in deferred revenue offset by increased inventory shipments to Novartis Ophthalmics as compared to the same period in 2003, and an increase in income taxes payable ($1.7 million). These increases were offset by the recognition of tax losses for future utilization ($10.4 million extraordinary gain), an increase in accounts receivable as a result of Visudyne sales growth ($9.1 million), a lower level of accounts payable ($1.0 million), a lower level of accrued liabilities ($3.9 million) as compared to 2003 due to payout of interest on the convertible senior notes, and foreign exchange contracts. In aggregate, cash, cash equivalents and short-term investment securities increased by $28.8 million during the six months ended June 30, 2004.

Interest and Foreign Exchange Rates

The Company is exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. At June 30, 2004, the Company had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 32 days. If market interest rates were to increase immediately and uniformly by 10% of levels at June 30, 2004, the fair value of the portfolio would decline by an immaterial amount.

At June 30, 2004, the Company had $524.2 million in cash and short-term investments (approximately $176.5 million of which was denominated in U.S. dollars) and $172.5 million of U.S. dollar denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of the Company's U.S. dollar denominated cash and short-term investments will be mostly offset by the decline in the fair value of the Company's $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss.

The Company enters into foreign exchange contracts to manage exposures to currency rate fluctuations related to its expected future net income and cash flows. The net unrealized loss in respect of such foreign currency contracts, for the three and six months ended June 30, 2004, were approximately $0.4 million and $0.7 million (2003 - gains of $2.3 million and $5.4 million respectively) and were included in the Company's results of operations.

The Company purchases goods and services primarily in Canadian and U.S. dollars and earns a significant portion of its revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.

Contractual Obligations

The Company's material contractual obligations as of June 30, 2004 comprised the Company's long term debt, Visudyne supply agreements with contract manufacturers, clinical and development agreements, and operating lease commitments for office space and office equipment. Details of these contractual obligations are described in the Company's 2003 Annual Report on Form 10-K under the section "Liquidity and Capital Resources - Contractual Obligations".

General

On June 14, 2004, the Company and Atrix Laboratories Inc. signed a definitive merger agreement, after unanimous approval by the boards of directors of both companies, for QLT to acquire 100% of Atrix's common stock. Under the terms of the agreement, each share of Atrix common stock will be exchanged for one QLT common share and $14.61 in cash. The estimated cash component of this transaction is approximately $334 million. The transaction is subject to customary closing conditions, as well as approval by the shareholders of both QLT and Atrix. The Company believes that its available cash resources and working capital are sufficient to fund this acquisition. The Company expects that it will have cash balances of approximately $300 million dollars following the acquisition and believes that these remaining cash resources, plus working capital and its cash generating capabilities, should be sufficient to satisfy the funding of product development programs, and other operating and capital requirements for the reasonably foreseeable future.

The Company's working capital and capital requirements will depend upon numerous factors, including: the ability of the Company to successfully execute its integration strategies or achieve planned synergies following the proposed merger with Atrix; the progress of the Company's preclinical and clinical testing; fluctuating or increasing manufacturing requirements and R&D programs; the timing and cost of obtaining regulatory approvals; the levels of resources that the Company devotes to the development of manufacturing, marketing and support capabilities; technological advances; new product launches by competitors; the status of competition; the cost of filing, prosecuting and enforcing the Company's patent claims and other intellectual property rights; the ability of the Company to establish collaborative arrangements with other organizations; and the outcome of legal proceedings.

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

(a)  PATENT LITIGATION WITH MEEI

The First MEEI Lawsuit

In April 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit complaint against the Company in the United States District Court for the District of Massachusetts (the "Court") seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD. In 2002 QLT moved for summary judgment against MEEI on all counts of MEEI's complaint. The Court granted QLT's motions, thus dismissing all of MEEI's claims in the lawsuit. Final judgment of dismissal was entered in April 2003. In May 2003, MEEI filed a notice of appeal, and QLT filed a notice of cross-appeal with respect to a contested discovery order entered by the district court. These appeals are pending before the Court of Appeal for the First Circuit.

The lawsuit relates, in part, to an ongoing dispute involving U.S. Patent No. 5,798,349 (the "'349 Patent") which was issued in 1998 to the Company, MEEI and Massachusetts General Hospital ("MGH") as co-owners. The complaint alleged breach of contract, misappropriation of trade secrets, conversion, misrepresentation, unjust enrichment, unfair trade practices and related claims and asked that the Court: (i) declare MEEI the owner of certain inventions claimed in the '349 Patent; (ii) enjoin the Company from infringement of those claims or any action that would diminish the validity or value of such claims;
(iii) declare that the Company breached an agreement with MEEI to share equitably in any proceeds derived as a result of collaboration leading to the '349 Patent; (iv) impose a constructive trust upon the Company for any benefit that the Company has or will derive as a result of the '349 Patent; and (v) award MEEI monetary relief for misappropriation of trade secrets in an amount equal to the greater of MEEI's damages or the Company's profits from any such misappropriation, and double or treble damages under Massachusetts law.

QLT's counterclaim in this lawsuit requesting correction of inventorship of the '349 patent to add an additional MGH inventor, was stayed by the Court pending the outcome of the second MEEI lawsuit described below. QLT voluntarily dismissed the remainder of its counterclaims in the first lawsuit without prejudice in April 2003.

The Second MEEI Lawsuit

In May 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The '303 Patent is derived from the same patent family as the '349 Patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

The same day the '303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics in the same Court alleging infringement of the '303 Patent. In the second suit MEEI seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent.

The Company's counterclaim seeks to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the '303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the '303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgment that the '303 patent is invalid and unenforceable and an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the '303 patent to MEEI.

In November 2001, MGH sought and was granted leave to intervene in the action to protect its rights in the '303 patent. MGH's complaint in intervention, like QLT's counterclaim, asks the court to correct inventorship of the '303 patent by adding QLT and MGH researchers as joint inventors of the inventions claimed in the patent and by declaring that MGH is a joint owner of those inventions.

In April 2003, QLT moved to dismiss MEEI's claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted QLT's motion on May 28, 2003.

No trial has been scheduled in the second lawsuit, and none is expected until 2005 at the earliest.

The Company believes MEEI's claims in both lawsuits are without merit and intends to vigorously defend against such actions and any appeals and pursue its counterclaims. The outcomes of these disputes are not presently determinable or estimable and there can be no assurance that the matters will be resolved in favor of the Company. If the lawsuits are not resolved in the Company's favor, the Company may be obliged to pay damages, to pay an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, may be subject to such equitable relief as a court may determine (which could include an injunction) or may be subject to a remedy combining some or all of the foregoing.

(b)   SECURITIES CLASS ACTION

On March 31, 2004, the United States District Court of the Southern District of New York issued an Opinion and Order dismissing in its entirety a securities class action which had been commenced in 2001 against the Company, Julia Levy, (former President and Chief Executive Officer and a current Director of the Company) and Kenneth Galbraith (former Executive Vice President and Chief Financial Officer and Corporate Secretary of the Company). The class action was dismissed on the basis that the plaintiffs had failed to state a valid claim for securities fraud. On April 14, 2004, the plaintiffs filed a motion with the same court for reconsideration of the Opinion and Order dismissing the class action. On June 21, 2004, the United States District Court of the Southern District of New York issued an Order denying the plaintiffs' motion for reconsideration.


The time period within which the plaintiffs could appeal the Opinion and Order dismissing the class action complaint expired on July 22, 2004. No appeal was filed by that date. QLT believes that this lawsuit has now been finally concluded.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table sets forth information regarding the Company's purchases of its Common Stock on a monthly basis during the second quarter of 2004:


                                         Issuer Purchases of Equity Securities
        --------------------------------------------------------------------------------------------------------------
                                                                             Total Number of
                                                                            Shares Purchased
                                                                               as Part of        Maximum Number of
                                         Total Number                           Publicly        Shares that May Yet
                                          of Shares       Average Price      Announced Plans     Be Purchased Under
                   Period                 Purchased       Paid per Share       or Programs     the Plans or Programs
        ------------------------------  --------------- ------------------- ------------------ -----------------------
               April 1, 2004 through          -                 -                   -                5,000,000
                   April 30, 2004

              May 1, 2004 through
                   May 31, 2004               -                 -                   -                5,000,000

                June 1, 2004 through
                   June 30, 2004              -                 -                   -                5,000,000
                                        --------------- ------------------- ------------------ -----------------------
                       Total                  -                 -                   -                5,000,000
                                        --------------- ------------------- ------------------ -----------------------


        On August 11, 2003 the Company announced a share buy-back program. Share purchases by the Company would be made as a normal course issuer bid. The Company may purchase for cancellation up to a maximum of 5,000,000 common shares. All purchases would be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ National Market, in accordance with all regulatory requirements, and would be effected during the period commencing August 13, 2003 and ending August 12, 2004. As of June 30, 2004, the Company had not purchased any of its common shares under this program.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of the Company (the "Meeting") was held on May 26, 2004. All nominees to the Board of Directors identified and described in the Company's proxy circular and proxy statement dated April 28, 2004 were elected at the Meeting. The resolutions voted on at the Meeting, and the outcome, was as follows:

        (i) to appoint Deloitte & Touche LLP as independent auditors for the Company for the ensuing year and to authorize the Directors to fix the remuneration to be paid to the auditors.

        The proxies received by the Company for the Meeting and votes cast at the Meeting, were voted as follows on the foregoing resolution, and the resolution was declared passed:

        Shares For   Shares Against   Shares Withheld   Abstentions
        ----------   --------------   ---------------   -----------
        42,991,441        8,545           25,872            375


        (ii) to fix the number of Directors for the ensuing year at eight.

        The proxies received by the Company for the Meeting and votes cast at the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:


        Shares For   Shares Against   Shares Withheld   Abstentions
        ----------   --------------   ---------------   -----------
        43,064,301         32,048         8,451             455


        (iii) to elect Directors for the ensuing year.

        The proxies received by the Company for the Meeting and votes cast at the Meeting were voted as follows on the resolution electing the eight directors, and each of the directors was declared elected:

        Directors                        Shares For       Shares Withheld    Abstentions
        ---------                        ----------       ---------------    -----------
        E. Duff Scott                    43,073,522            41,775            375
        Paul J. Hastings                 43,074,347            40,950            375
        Julia G. Levy                    43,073,527            41,770            375
        C. Boyd Clarke                   42,952,074           163,223            375
        Peter A. Crossgrove              43,069,396            45,901            375
        Ronald D. Henriksen              43,072,126            43,171            375
        Alan C. Mendelson                43,071,694            43,603            375
        Jack L. Wood                     43,075,422            39,875            375

        There were no broker non-votes with respect to any of the resolutions voted upon at the meeting.


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit
            Number   Description
            -------  ------------
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



        (b) Reports on Form 8-K

            (i) On April 1, 2004, the Company reported, under "Item 5 - Other Events", that effective April 1, 2004, the Centers for Medicare and Medicaid Services would implement its decision to provide coverage for ocular photodynamic therapy with Visudyne(R) to patients with AMD who have occult and minimally classic lesions that are four disc areas or less in size and show evidence of recent disease progression.

            (ii) On April 2, 2004, the Company reported, under "Item 5 - Other
                 Events", that the United States District Court for the Southern District of New York had entered an order in favor of the Company dismissing with prejudice the consolidated securities class action complaint which was commenced in 2001 against the Company, Dr. Julia Levy and Kenneth Galbraith.

           (iii) On April 22, 2004, the Company reported, under "Item 5 - Other Events", that its alliance partner, Novartis, had announced global Visudyne sales of approximately US$101.1 million for the quarter ended March 31, 2004.

            (iv) On April 23, 2004, the Company reported under "Item 5 - Other
                 Events", that reimbursement in Japan for Visudyne in the treatment of the "wet" form of AMD with all types of subfoveal choroidal neovascularization was approved by the Japanese Ministry of Health, Labour and Welfare.

            (v) On April 27, 2004, pursuant to Securities and Exchange Commission Release No. 33-8216 dated March 27, 2003, and pursuant to Item 12, "Disclosure of Results of Operations and Financial Conditions", the Company furnished its financial results for the quarter ended March 31, 2004.

           (vi) On June 2, 2004, the Company reported under "Item 5 - Other Events", that it had entered into a Cooperative Research and Development Agreement with the National Eye Institute to study the effects of preservative-free triamcinolone acetonide as an adjunct to Visudyne therapy in patients with wet AMD.

          (vii) On June 14, 2004, the Company reported under "Item 5 - Other Events" that it had entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Atrix Laboratories,
                 Inc. to acquire 100% of Atrix Laboratories, Inc. common stock.


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


                                                     QLT INC.
                                      ------------------------------------------
                                                   (Registrant)



Date:   August 6, 2004                By:  /s/ Paul J. Hastings
                                           -------------------------------------
                                           Paul J. Hastings
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:   August 6, 2004                By:  /s/ Michael J. Doty
                                           -------------------------------------
                                           Michael J. Doty
                                           Senior Vice-President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
Number       Description
------       ------------

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