Form 10-Q
period 2004-09-30
QLT INC/BC
filed 2004-11-05
CIK 827809

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-17082

                                    QLT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      BRITISH COLUMBIA, CANADA                               N/A
-----------------------------------         ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

 887 GREAT NORTHERN WAY, VANCOUVER, B.C., CANADA                     V5T 4T5
--------------------------------------------------              ----------------
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

As of November 4, 2004, the registrant had 69,600,592 outstanding Common Shares and 6,486,180 outstanding Stock Options.

================================================================================

                                    QLT INC.

                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

ITEM                                                                                                                     PAGE
----                                                                                                                     ----
                                               PART I - FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS......................................................................................         1

           Unaudited Consolidated Balance Sheets as of
           September 30, 2004 and December 31, 2003...............................................................         1

           Unaudited Consolidated Statements of Income for the three months and nine months ended
           September 30, 2004 and September 30, 2003..............................................................         2

           Unaudited Consolidated Statements of Cash Flows for the three months and nine months ended
           September 30, 2004 and September 30, 2003..............................................................         3

           Unaudited Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
           Income for the three months and nine months ended September 30, 2004...................................         4

           Notes to the Consolidated Financial Statements.........................................................         5

2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.......................................................................        18

3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................        25

4.      CONTROLS AND PROCEDURES...................................................................................        25

                                               PART II - OTHER INFORMATION

1.      LEGAL PROCEEDINGS.........................................................................................        26

2.      UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES........        28

3.      DEFAULTS UPON SENIOR SECURITIES...........................................................................        28

4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................        28

5.      OTHER INFORMATION.........................................................................................        28

6.      EXHIBITS..................................................................................................        28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QLT INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

   (In thousands of United States dollars)                     SEPTEMBER 30, 2004              December 31, 2003
---------------------------------------------                  ------------------              -----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $   524,115                   $     262,408
  Short-term investment securities                                      36,832                         233,022
  Accounts receivable (Note 5)                                          44,893                          35,395
  Inventories (Note 6)                                                  28,531                          26,808
  Deferred income tax assets                                             5,798                          11,801
  Other (Note 7)                                                        12,882                          16,150
                                                                   -----------                   -------------
                                                                       653,051                         585,584

PROPERTY AND EQUIPMENT                                                  51,395                          43,262
OTHER LONG-TERM ASSETS (Note 8)                                          7,365                           5,876
                                                                   -----------                   -------------
                                                                   $   711,811                   $     634,722
                                                                   ===========                   =============

LIABILITIES
CURRENT LIABILITIES
  Accounts payable                                                 $     7,898                   $       8,683
  Other accrued liabilities (Note 9)                                     8,554                          13,574
  Deferred revenue                                                       4,587                           6,594
                                                                   -----------                   -------------
                                                                        21,039                          28,851

LONG-TERM DEBT                                                         172,500                         172,500
                                                                   -----------                   -------------
                                                                       193,539                         201,351
                                                                   -----------                   -------------

CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (Note 10)
  Authorized
    500,000,000 common shares without par value

  Issued and outstanding
    Common shares                                                      409,482                         395,627
      September 30, 2004 -  69,599,190
      December 31, 2003 - 68,892,027

ACCUMULATED OTHER COMPREHENSIVE INCOME                                  61,467                          45,828
RETAINED EARNINGS (DEFICIT)                                             47,323                          (8,084)
                                                                   -----------                   -------------
                                                                       518,272                         433,371
                                                                   -----------                   -------------

                                                                   $   711,811                   $     634,722
                                                                   ===========                   =============

See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                         Three months ended          Nine months ended
                                                                           September 30,                September 30,
(In thousands of United States dollars, except per share information)     2004       2003            2004          2003
---------------------------------------------------------------------   --------   --------       ---------     ---------
REVENUES
  Revenue from Visudyne(R) (Note 11)                                    $ 45,704   $ 37,158       $ 129,359     $ 103,767
  Contract research and development (Note 12)                                849      1,124           2,904         3,495
                                                                        --------   --------       ---------     ---------
                                                                          46,553     38,282         132,263       107,262
                                                                        --------   --------       ---------     ---------

COSTS AND EXPENSES
  Cost of sales                                                            7,946      6,211          22,318        17,681
  Research and development                                                12,200      9,684          32,867        32,646
  Selling, general and administrative                                      2,966      3,653          11,354        10,118
  Depreciation                                                               802        825           2,527         2,266
  Restructuring (recovery)                                                     -          -               -          (394)
                                                                        --------   --------       ---------     ---------
                                                                          23,914     20,373          69,066        62,317
                                                                        --------   --------       ---------     ---------

OPERATING INCOME                                                          22,639     17,909          63,197        44,945

INVESTMENT AND OTHER INCOME
  Net foreign exchange (losses) gains                                       (317)       406             297         3,320
  Interest income                                                          2,620      2,443           7,370         6,087
  Interest expense                                                        (1,583)      (773)         (4,659)         (773)
  Other gains                                                              1,912      1,813           1,912         1,813
                                                                        --------   --------       ---------     ---------
                                                                           2,632      3,889           4,920        10,447
                                                                        --------   --------       ---------     ---------

INCOME BEFORE INCOME TAXES                                                25,271     21,798          68,117        55,392

PROVISION FOR INCOME TAXES                                                (8,570)    (8,649)        (23,103)      (19,545)

                                                                        --------   --------       ---------     ---------
INCOME BEFORE EXTRAORDINARY GAIN                                        $ 16,701   $ 13,149       $  45,014     $  35,847
                                                                        --------   --------       ---------     ---------

EXTRAORDINARY GAIN (NOTE 3)                                                    -          -          10,393             -

                                                                        ========   ========       =========     =========
NET INCOME                                                              $ 16,701   $ 13,149       $  55,407     $  35,847
                                                                        ========   ========       =========     =========

BASIC NET INCOME PER COMMON SHARE
  Income before extraordinary gain                                      $   0.24   $   0.19       $    0.65     $    0.52
  Extraordinary gain                                                           -          -            0.15             -
                                                                        --------   --------       ---------     ---------
  Net income                                                            $   0.24   $   0.19       $    0.80     $    0.52
                                                                        --------   --------       ---------     ---------

DILUTED NET INCOME PER COMMON SHARE
  Income before extraordinary gain                                      $   0.24   $   0.19       $    0.64     $    0.52
  Extraordinary gain                                                           -          -            0.15             -
                                                                        --------   --------       ---------     ---------
  Net income                                                            $   0.24   $   0.19       $    0.79     $    0.52
                                                                        --------   --------       ---------     ---------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)
  Basic                                                                   69,594     68,837          69,482        68,686
  Diluted                                                                 69,925     69,196          70,044        68,882
                                                                        --------   --------       ---------     ---------

See accompanying notes to the consolidated financial statements. Visudyne(R) is a trademark of Novartis Pharma AG

QLT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Three months ended          Nine months ended
                                                                            September 30,              September 30,
                                                                        --------------------      -----------------------
         (In thousands of United States dollars)                          2004        2003           2004          2003
---------------------------------------------------------------         --------   ---------      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $ 16,701   $  13,149      $  55,407     $  35,847
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                            802         825          2,527         2,266
     Amortization of deferred financial expenses                             267         122            770           122
     Unrealized foreign exchange (gain) loss                              (5,282)       (159)         2,669         1,939
     Extraordinary gain                                                        -           -        (10,393)            -
     Deferred income taxes                                                 5,490       8,649         18,315        19,545
     Restructuring (recovery)                                                  -           -              -          (394)
  Changes in non-cash operating assets and liabilities
     Account receivable                                                     (705)       (935)        (8,786)           94
     Inventories                                                          (3,650)       (791)        (1,086)       (1,083)
     Other assets                                                          1,243       7,310          3,982         3,093
     Accounts payable                                                      1,835      (1,759)        (1,481)       (4,080)
     Income taxes payable                                                 (1,775)          -            (67)            -
     Accrued restructuring charge                                              -        (432)             -        (2,437)
     Other accrued liabilities                                            (1,002)      2,623         (4,874)        2,607
     Deferred revenue                                                       (178)     (1,800)        (2,094)       (6,398)
                                                                        --------   ---------      ---------     ---------
                                                                          13,746      26,802         54,889        51,121
                                                                        --------   ---------      ---------     ---------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Short-term investment securities                                    286,798    (137,636)       192,041      (139,328)
     Purchase of property and equipment                                   (2,476)     (1,284)        (9,381)       (3,495)
     Other long-term assets                                               (1,416)          -         (2,134)            -
     Purchase of Kinetek Pharmaceuticals, Inc., net of cash
     acquired                                                                  -           -         (2,316)            -
                                                                        --------   ---------      ---------     ---------
                                                                         282,906    (138,920)       178,210      (142,823)
                                                                        --------   ---------      ---------     ---------

CASH PROVIDED BY FINANCING ACTIVITIES
     Long-term debt (net)                                                    (18)    167,748           (123)      167,748
     Issuance of common shares                                               186         833         13,958         3,472
                                                                        --------   ---------      ---------     ---------
                                                                             168     168,581         13,835       171,220
                                                                        --------   ---------      ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS              22,355         836         14,773        21,504
                                                                        --------   ---------      ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                319,175      57,299        261,707       101,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           204,940     171,861        262,408       128,138
                                                                        --------   ---------      ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $524,115   $ 229,160      $ 524,115     $ 229,160
                                                                        ========   =========      =========     =========

SUPPLEMENTARY CASH FLOW INFORMATION:
      Interest paid                                                     $  2,730   $     114      $   5,879     $     365
      Income taxes paid                                                    5,806           -          5,806             -

See accompanying notes to the consolidated financial statements.

QLT INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
INCOME
(Unaudited)

                                                                Accumulated
                                           Common Shares           Other                                              Total
                                       ---------------------   Comprehensive    Accumulated    Comprehensive      Shareholders'
                                         Shares      Amount        Income         Deficit          Income            Equity
                                       ----------  ---------   -------------    -----------    -------------      -------------
(All amounts except share and per share information are expressed in thousands of United States dollars)

Balance at December 31, 2003           68,892,027  $ 395,627      $ 45,828       $ (8,084)     $           -        $ 433,371

Exercise of stock options at
prices ranging from CAD $12.10
to CAD $31.40 per share                   609,161     11,602             -              -                  -           11,602

Other comprehensive income:
Cumulative translation adjustment
from application of U.S. dollar
reporting                                       -          -        (3,816)             -             (3,816)          (3,816)

Unrealized loss on available for
sale securities                                 -          -           (99)             -                (99)             (99)

Net income                                      -          -             -         24,022             24,022           24,022
                                                                                               -------------

Comprehensive income                            -          -             -              -      $      20,107                -
                                       ----------  ---------      --------       --------      -------------        ---------

Balance at March 31, 2004              69,501,188  $ 407,229      $ 41,913       $ 15,938                  -        $ 465,079
                                       ----------  ---------      --------       --------      -------------        ---------

Exercise of stock options at prices
ranging from CAD $ 12.10  to CAD
$34.75 per share                           81,129      2,067             -              -                  -            2,067

Other comprehensive income:
Cumulative translation adjustment
from application of U.S. dollar
reporting                                       -          -        (7,897)             -             (7,897)          (7,897)

Unrealized loss on available for sale
securities                                      -          -           (31)             -                (31)             (31)

Net income                                      -          -             -         14,684             14,684           14,684
                                                                                               -------------

Comprehensive income                            -          -             -              -      $       6,756                -
                                       ----------  ---------      --------       --------      -------------        ---------

Balance at June 30, 2004               69,582,317  $ 409,296      $ 33,985       $ 30,622                  -        $ 473,903
                                       ----------  ---------      --------       --------      -------------        ---------

Exercise of stock options at prices
ranging from CAD $ 12.10  to CAD
$23.50 per share                           16,873        186             -              -                  -              186

Other comprehensive income:
Cumulative translation adjustment
from application of U.S. dollar
reporting                                       -          -        27,530              -             27,530           27,530

Unrealized loss on available for
sale securities                                 -          -           (48)             -                (48)             (48)

Net income                                      -          -             -         16,701             16,701           16,701
                                                                                               -------------

Comprehensive income                            -          -             -              -      $      44,183                -
                                       ----------  ---------      --------       --------      -------------        ---------

BALANCE AT SEPTEMBER 30, 2004          69,599,190  $ 409,482      $ 61,467       $ 47,323                  -        $ 518,272
                                       ==========  =========      ========       ========      =============        =========

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Information as at and for the three and nine month periods ended September 30, 2004 and September 30, 2003 is unaudited.)

      QLT Inc. (the "Company" or "QLT") is a global bio-pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies to treat eye diseases, cancer, dermatological and urological conditions. The Company, as the first developer of an approved photodynamic therapy ("PDT") pharmaceutical product, is considered a pioneer in the field of PDT. PDT is a minimally invasive medical procedure utilizing photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue.

1.    BASIS OF PRESENTATION

      These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included as part of the Company's 2003 Annual Report on Form 10-K. All amounts are expressed in United States dollars unless otherwise noted.

      In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004, and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

2.    PRINCIPLES OF CONSOLIDATION

      These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

3.    BUSINESS COMBINATION

      On March 31, 2004, the Company acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc. ("Kinetek"), a privately held bio-pharmaceutical company based in Vancouver, British Columbia that focused on discovery and development of new targets and therapies. The results of operations of Kinetek are included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. The Company paid an aggregate cash purchase price of $2.4 million, which included acquisition related expenditures of $0.1 million. The extraordinary gain resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by the Company.

      (In thousands of United States dollars)
      ---------------------------------------
Purchase price                                                                    $  2,447

Current assets acquired (including cash of $0.1 million)                            13,137
Property and equipment acquired                                                        604
Current liabilities assumed                                                           (901)
                                                                                  --------
Extraordinary gain                                                                $ 10,393
                                                                                  ========

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

      Property and Equipment

      During the first quarter of 2003, the Company reviewed its intended use of property and equipment and adopted the straight-line method for all newly acquired or constructed property and equipment beginning in 2003. The Company retains the declining balance method for all property and equipment acquired prior to 2003.

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

      Revenue Recognition

      Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG ("Novartis Ophthalmics"), the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for sales, marketing and distribution of Visudyne. The Company's agreement with Novartis Ophthalmics provides that the calculation of total revenue from the sale of Visudyne be comprised of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by the Company (See Note 11 - Revenue from Visudyne). The Company recognizes revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of total revenues noted above, this occurs upon "sell through" to the end customers.

      Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with the Company's strategic partners. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by the Company do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables. (See Note 5 - Accounts Receivable and Note 12 - Contract Research and Development.)

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

      The following pro forma financial information presents the net income and net income per common share had the Company recognized stock-based compensation using a fair value based accounting method:

                                                                    Three months ended                     Nine months ended
                                                             --------------------------------      -------------------------------
(In thousands  except per share information)                 September 30,      September 30,      September 30,     September 30,
(Unaudited)                                                      2004               2003               2004              2003
--------------------------------------------------           -------------      -------------      -------------     -------------
Net Income
    As reported                                                $ 16,701           $ 13,149           $ 55,407          $ 35,847
    Less: Additional employee compensation expense
    under the fair value method                                  (2,509)            (4,330)            (8,748)          (14,715)
                                                               --------           --------           --------          --------
    Pro forma                                                  $ 14,192           $  8,819           $ 46,659          $ 21,132
                                                               --------           --------           --------          --------
Basic net income per common share
    As reported                                                $   0.24           $   0.19           $   0.80          $   0.52
    Pro forma                                                  $   0.20           $   0.13           $   0.67          $   0.31
                                                               --------           --------           --------          --------
Diluted net income per share
    As reported                                                $   0.24           $   0.19           $   0.79          $   0.52
    Pro forma                                                  $   0.20           $   0.13           $   0.67          $   0.31
                                                               --------           --------           --------          --------

      The pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

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

      The weighted average fair value of stock options granted in the three months and nine months periods ended September 30, 2004 were $5.53 and $8.87 whereas the fair value of stock options granted in the three and nine month periods ended September 30, 2003 were $5.45 and $4.36. The Company used the Black-Scholes option pricing model to estimate the value of the options at each grant date, under the following weighted average assumptions:

                                                              Three months ended                      Nine months ended
                                                      ---------------------------------        ---------------------------------
                                                      September 30,       September 30,        September 30,       September 30,
                                                          2004                2003                 2004                2003
                                                      -------------       -------------        -------------       -------------
Annualized Volatility                                     50.9%               63.4%                55.9%               72.8%
Risk-free Interest Rate                                    3.6%                3.3%                 2.9%                4.1%
Expected Life (Years)                                      2.5                 2.5                  2.5                 2.5

      Research and Development

      Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with the Company's various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred. Patent application, filing and defense costs are expensed as incurred.

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

      Net Income Per Common Share

      Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method and "if converted" method, as applicable, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options and convertible debt. In addition, the related interest and amortization of deferred financing fees on convertible debt (net of tax) are added back to income, since these would not be paid or incurred if the convertible senior notes were converted into common shares.

      The following table sets out the computation of basic and diluted net income per common share:

                                                                  Three months ended                    Nine months ended
(In thousands, except per share data)                       September 30,     September 30,      September 30,       September 30,
(Unaudited)                                                     2004              2003               2004                2003
-------------------------------------                       -------------     -------------      -------------       -------------
Numerator:
    Income before extraordinary gain                          $ 16,701          $ 13,149           $ 45,014            $ 35,847
    Extraordinary gain                                               -                 -             10,393                   -
                                                              --------          --------           --------            --------
    Net Income                                                $ 16,701          $ 13,149           $ 55,407            $ 35,847

Denominator:
    Weighted-average common shares outstanding                  69,594            68,837             69,482              68,686
    Effect of dilutive securities:
        Stock options                                              331               359                562                 196
                                                              --------          --------           --------            --------
    Diluted weighted-average common shares outstanding          69,925            69,196             70,044              68,882
                                                              ========          ========           ========            ========

Basic net income per common share
    Income before extraordinary gain                          $   0.24          $   0.19           $   0.65            $   0.52
    Extraordinary gain                                               -                 -               0.15                   -
                                                              --------          --------           --------            --------
    Net income                                                $   0.24          $   0.19           $   0.80            $   0.52
                                                              ========          ========           ========            ========

Diluted net income per common share
    Income before extraordinary gain                          $   0.24          $   0.19           $   0.64            $   0.52
    Extraordinary gain                                               -                 -               0.15                   -
                                                              --------          --------           --------            --------
    Net income                                                $   0.24          $   0.19           $   0.79            $   0.52
                                                              ========          ========           ========            ========

      The effect of approximately 9,692,637 shares related to the assumed conversion of the $172.5 million 3% convertible senior notes has been excluded in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2004 as the convertibles senior notes did not meet the test for conversion. In addition, also excluded from the calculation of diluted net income per common share for the three and nine month periods ended September 30, 2004 were 5,496,914 and 4,999,647 shares, respectively, (in the three and nine month periods ended September 30, 2003 the amounts excluded were 6,244,678 and 6,444,678 shares, respectively) of common stock from stock options because their effect was anti-dilutive.

      Recently Issued Accounting Standards

      In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue No. 04-08 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. Presently, the potential dilutive effect of the conversion feature is excluded from diluted earnings per share until the contingent feature is met. Issue No. 04-08 will result in contingently convertible debt instruments being included in diluted earnings per share computations regardless of whether contingent features are met. The provisions of Issue No. 04-08 apply to reporting periods ending after December 15, 2004. The adoption of Issue No. 04-08 will result in the Company's diluted earnings per share calculation including convertible debt regardless of whether contingent features are met when Issue No. 04-08 becomes applicable. Prior period earnings per share amounts presented for comparative purposes will be restated to conform to this consensus when Issue No. 04-08 becomes applicable.

5.    ACCOUNTS RECEIVABLE

(In thousands of United States Dollars)     September 30, 2004       December 31, 2003
---------------------------------------     ------------------       -----------------
(Unaudited)
Visudyne(R)                                      $ 41,831                 $34,035
Contract research and development                     875                   1,032
Foreign exchange contracts                            179                       -
Trade and other                                     2,008                     328
                                                 --------                 -------
                                                 $ 44,893                 $35,395
                                                 --------                 -------

      Accounts receivable - Visudyne represents amounts due from Novartis Ophthalmics and consists of the Company's 50% share of pre-tax profit on sales of Visudyne and reimbursement of specified royalty and other costs. The Company has not, in the past, experienced bad debts. Based on this history and because the Company's accounts receivable consists primarily of receivables from its strategic partner, Novartis Ophthalmics, the Company does not provide an allowance for doubtful accounts.

6.    INVENTORIES

(In thousands of United States dollars)              September 30, 2004    December 31, 2003
---------------------------------------              ------------------    -----------------
(Unaudited)
Raw materials and supplies                                $    849              $  2,066
Work-in-process                                             28,242                24,660
Finished goods                                                  69                    82
Provision for non-completion of product inventory             (629)                    -
                                                          --------              --------
                                                          $ 28,531              $ 26,808
                                                          --------              --------

      The Company records a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months ended September 30, 2004, the Company incurred a batch non-completion resulting in a charge to the reserve for non-completion of $1.5 million. The Company has not experienced finished goods inventory spoilage to date. Based on this history, inventory turnover, and expected sales, the Company believes that, at this time, the risk of inventory obsolescence is negligible. Accordingly, the Company has not established any reserve for obsolescence.

7.    OTHER CURRENT ASSETS

(In thousands of United States dollars)              September 30, 2004    December 31, 2003
---------------------------------------              ------------------    -----------------
(Unaudited)
Inventory in transit held by Novartis Ophthalmics         $  8,408              $ 10,122
Foreign exchange contracts                                   1,490                 4,447
Prepaid expenses and other                                   2,984                 1,581
                                                          --------              --------
                                                          $ 12,882              $ 16,150
                                                          --------              --------

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

      Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments.

8.    OTHER LONG-TERM ASSETS

(In thousands of United States dollars)              September 30, 2004    December 31, 2003
---------------------------------------              ------------------    -----------------
(Unaudited)
Deferred financing expenses                               $  4,238              $  4,784
Deferred Atrix acquisition expenses                          2,389                     -
Diomed Holdings, Inc.                                           64                   244
Other                                                          674                   848
                                                          --------              --------
                                                          $  7,365              $  5,876
                                                          --------              --------

      Deferred financing expenses represent debt issue costs related to the convertible senior notes, net of amortization. Deferred financing expenses are being amortized over 5 years commencing August 2003. Deferred Atrix acquisition expenses represent the direct incremental costs incurred to September 30, 2004 in relation to the Agreement and Plan of Merger entered into with Atrix Laboratories, Inc. on June 14, 2004. (See Note 16 - Proposed Merger with Atrix Laboratories, Inc.). The long-term investment in Diomed Holdings, Inc. represents the restricted Class A Convertible Preferred Stock the Company received as consideration for the sale of the Company's Optiguide fiber optic business to Diomed Holdings, Inc. and was converted to Diomed Holdings, Inc. common shares during 2003. Other long-term investments consist principally of long-term employee loans which are non-interest bearing with terms ranging from one to five years, and which will be forgiven if certain conditions are met.

9.    OTHER ACCRUED LIABILITIES

(In thousands of United States dollars)              September 30, 2004    December 31, 2003
---------------------------------------              ------------------    -----------------
(Unaudited)
Royalties                                                 $  2,600              $  2,470
Compensation                                                 5,167                 5,325
Foreign Exchange Contracts                                       -                 3,589
Interest                                                       439                 2,132
Other                                                          348                    58
                                                          --------              --------
                                                          $  8,554              $ 13,574
                                                          --------              --------

10.   SHARE CAPITAL

      On August 12, 2004, the share buy-back program announced by the Company on August 11, 2003 expired. Under that program the Company had the ability to purchase a maximum of 5,000,000 common shares in the open market through the facilities of the Toronto Stock Exchange and the Nasdaq National Market, in accordance with all regulatory requirements, during the period from August 13, 2003 until August 12, 2004. The Company did not purchase any of its common shares under the program.

      Stock option activity with respect to all of the Company's stock option plans is presented below:

                                                                                            Weighted
                                                  Number of     Exercise Price Range        Average
        (In Canadian dollars)                       Shares            Per Share          Exercise Price
-------------------------------------             ---------     --------------------     --------------
Outstanding at December 31, 2003                  7,236,624     $ 12.10  -  $ 108.60        $  47.82
From January 1 to September 30, 2004:
     Granted                                        950,200     $ 21.04  -  $  32.85        $  32.00
     Exercised                                     (707,163)    $ 12.10  -  $  34.75        $  26.10
     Cancelled                                     (973,020)    $ 12.10  -  $ 108.60        $  48.69
                                                  ---------     --------------------        --------
Outstanding at September 30, 2004                 6,506,641     $ 12.10  -  $ 108.60        $  47.74
                                                  =========     ====================        ========

      Additional information relating to stock options outstanding as of September 30, 2004 is presented below:

   (In Canadian dollars)          Options Outstanding       Options Exercisable
----------------------------    -----------------------    ---------------------
                                             Weighted
                                Weighted      Average                   Weighted
                                Average      Remaining                  Average
   Exercise        Number of    Exercise    Contractual    Number of    Exercise
  Price Range       Shares       Price      Life (Years)     Shares      Price
---------------    ---------    --------    -----------    ---------    --------
Under  $17.50        799,227    $  13.49       3.47          354,621    $  13.50
$17.51 - $25.00      765,059    $  22.25       2.78          544,085    $  22.42
$25.01 - $37.50    1,691,672    $  32.26       3.20          951,167    $  31.93
$37.51 - $50.00    1,712,419    $  39.44       1.64        1,642,974    $  39.50
Over $50.00        1,538,264    $ 104.47       0.62        1,534,764    $ 104.53
                   ---------                               ---------
                   6,506,641                               5,027,611
                   =========                               =========

11.   REVENUE FROM VISUDYNE(R)

      Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne.

      The Company's revenue from the sales of Visudyne was determined as follows:

                                                        Three months ended             Nine months ended
                                                           September 30,                 September 30,
(In thousands of United States dollars)                 2004           2003           2004           2003
---------------------------------------             ------------   ------------   ------------   ------------
(Unaudited)
Visudyne(R) sales by Novartis Ophthalmics           $    113,954   $     89,822   $    324,350   $    261,082
Less: Marketing and distribution costs                   (31,452)       (24,933)       (94,088)       (78,457)
Less: Inventory costs                                     (7,020)        (5,483)       (19,502)       (15,821)
Less: Royalties                                           (2,578)        (2,009)        (7,302)        (5,919)
                                                    ------------   ------------   ------------   ------------
                                                    $     72,904   $     57,397   $    203,458   $    160,885
                                                    ============   ============   ============   ============

QLT share of remaining revenue on final sale by
Novartis Ophthalmics (50%)                          $     36,452   $     28,699   $    101,729   $     80,442
Add:  Inventory costs reimbursed to QLT                    5,530          4,430         15,853         12,563
Add:  Royalties reimbursed to QLT                          2,575          2,005          7,272          5,795
Add:  Other costs reimbursed to QLT                        1,147          2,024          4,505          4,966
                                                    ------------   ------------   ------------   ------------
Revenue from Visudyne(R) as reported by QLT         $     45,704   $     37,158   $    129,359   $    103,767
                                                    ============   ============   ============   ============

      For the three months ended September 30, 2004 approximately 50% of total Visudyne sales by Novartis Ophthalmics were in the United States, with Europe and other markets responsible for the remaining 50%. For the same period in 2003, approximately 52% of total Visudyne sales by Novartis Ophthalmics were in the United States, with Europe and other markets responsible for the remaining 48%.

      For the nine months ended September 30, 2004 approximately 47% of total Visudyne sales by Novartis Ophthalmics were in the United States, with Europe and other markets responsible for the remaining 53%. For the same period in 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the United States, with Europe and other markets responsible for the remaining 49%.

12.   CONTRACT RESEARCH AND DEVELOPMENT

      The Company received non-refundable research and development funding from Novartis Ophthalmics and Xenova Limited which was recorded as contract research and development revenue. Details of the Company's contract research and development revenue are as follows:

                                            Three months ended       Nine months ended
                                              September 30,            September 30,
(In thousands of United States dollars)      2004        2003        2004        2003
---------------------------------------   ----------  ----------  ----------  ----------
(Unaudited)
Visudyne(R) ocular programs               $      849  $      626  $    2,904  $    1,397
Multiple basal cell carcinoma program              -           8           -       1,062
Others                                             -         490           -       1,036
                                          ----------  ----------  ----------  ----------
Contract research & development revenue   $      849  $    1,124  $    2,904  $    3,495
                                          ==========  ==========  ==========  ==========

13.   FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

      As at September 30, 2004 and December 31, 2003, the carrying amounts for the Company's cash and cash equivalents, short-term investment securities, accounts receivable, accounts payable, and other accrued liabilities approximated fair value due to the short-term maturity of these financial instruments. The Company's investment in common shares of Diomed Holdings Inc. is carried at fair value based on quoted market prices. The Company's long-term debt comprises $172.5 million aggregate principal amount of convertible senior notes due in 2023 and has a fair value of $213.0 million as of September 30, 2004 as valued by an independent investment bank. These notes are not listed on any securities exchange or included in any automated quotation system. The quoted bid and ask prices may not be reliable as the amounts cannot be independently verified and not all trades are reflected.

      With respect to the concentration of credit risk, the Company's accounts receivables, as at September 30, 2004 and December 31, 2003, comprise primarily aggregate amounts owing from Novartis Ophthalmics.

      The Company purchases goods and services primarily in both Canadian (CAD) and U.S. dollars (USD), and earns most of its revenues in U.S. dollars and Euros (EUR). The Company enters into foreign exchange contracts to manage exposure to currency rate fluctuations related to its expected future net income (primarily in U.S. dollars and Euros) and cash flows (in U.S. dollars and Swiss francs (CHF)). The Company is exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. The Company mitigates this risk by transacting with a diverse group of financially sound counterparties and, accordingly, does not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts, as at September 30, 2004, was approximately $1.5 million, which was included in the Company's results of operations. At September 30, 2004, the Company has outstanding forward foreign currency contracts as noted below.

                                                Maturity Period    Quantity (millions)     Average Price
                                                ---------------    -------------------    ---------------
U.S. / Canadian dollar option-dated forward
contracts                                         2004 - 2005           USD 44.3          1.30758 per USD

Swiss Franc / Canadian dollar option-dated
forward contracts                                 2004 - 2005           CHF 43.6          1.05040 per CHF

Canadian dollar / Swiss Franc average rate
forward contract                                      2004               CAD 4.1          1.05130 per CHF

Canadian / U.S. dollar average rate forward
contracts                                             2004              CAD 39.1          1.30728 per USD

Australian dollar (AUD) / Swiss Franc
average rate forward contract                         2004               AUD 1.9          0.91280 per AUD

Euro / Swiss Franc average rate forward
contract                                              2004               EUR 9.3          1.54350 per EUR

U.S. dollar / Swiss Franc average rate
forward contract                                      2004               USD 1.2          1.23700 per USD

14.   SEGMENTED INFORMATION

      Details of revenues and property and equipment by geographic segments are as follows:

Revenues(1)

                                           Three months ended      Nine months ended
                                               September 30,           September 30,
(In thousands of United States dollars)      2004        2003        2004        2003
---------------------------------------   ----------  ----------  ----------  ----------
(Unaudited)
          United States                   $   25,625  $   23,128  $   72,377  $   63,979
          Europe                              15,658      12,054      47,644      34,730
          Canada                               2,659       1,874       7,041       5,344
          Other                                2,611       1,226       5,200       3,209
                                          ----------  ----------  ----------  ----------
                                          $   46,553  $   38,282  $  132,263  $  107,262
                                          ==========  ==========  ==========  ==========

Property and equipment

                                              September 30,  December 31,
(In thousands of United States dollars)           2004           2003
---------------------------------------       -------------  ------------
(Unaudited)
          Canada                               $   50,886    $   42,687
          United States                               509           575
                                               ----------    ----------
                                               $   51,395    $   43,262
                                               ----------    ----------

      (1) Revenues are attributable to a geographic segment based on location of the customer for revenue from Visudyne and royalties on product sales, and location of the head office of the funding entity in the case of revenue from contract research and development and collaborative arrangements.

15. CONTINGENCIES

(a) Patent Litigation with MEEI

First lawsuit brought by MEEI

In April 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit complaint against the Company in the United States District Court for the District of Massachusetts (the "Court") seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD. In 2002, QLT moved for summary judgment against MEEI on all counts of MEEI's complaint. The Court granted QLT's motions, thus dismissing all of MEEI's claims in the lawsuit. Final judgment of dismissal was entered in April 2003. In May 2003, MEEI filed a notice of appeal, and QLT filed a notice of cross-appeal with respect to a contested discovery order entered by the district court. Oral argument on the appeal and cross-appeal was heard in August of 2004. These appeals are pending before the Court of Appeal for the First Circuit.

The lawsuit relates, in part, to an ongoing dispute involving U.S. Patent No. 5,798,349 (the " '349 Patent") which was issued in 1998 to the Company, MEEI and Massachusetts General Hospital ("MGH") as co-owners. The complaint alleged breach of contract, misappropriation of trade secrets, conversion, misrepresentation, unjust enrichment, unfair trade practices and related claims and asked that the Court: (i) declare MEEI the owner of certain inventions claimed in the '349 Patent; (ii) enjoin the Company from infringement of those claims or any action that would diminish the validity or value of such claims;
(iii) declare that the Company breached an agreement with MEEI to share equitably in any proceeds derived as a result of collaboration leading to the '349 Patent; (iv) impose a constructive trust upon the Company for any benefit that the Company has or will derive as a result of the '349 Patent; and (v) award MEEI monetary relief for misappropriation of trade secrets in an amount equal to the greater of MEEI's damages or the Company's profits from any such misappropriation, and double or treble damages under Massachusetts law.

QLT's counterclaim in this lawsuit requesting correction of inventorship of the `349 patent to add an additional MGH inventor, was stayed by the Court pending the outcome of the second MEEI lawsuit described below. QLT voluntarily dismissed the remainder of its counterclaims in the first lawsuit without prejudice in April 2003.

Second lawsuit brought by MEEI

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

The same day the `303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics in the same Court alleging infringement of the `303 Patent. In the second suit MEEI seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the `303 patent.

The Company's counterclaim seeks to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the `303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the `303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgment that the `303 patent is invalid and unenforceable and an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the `303 patent to MEEI.

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

16. PROPOSED MERGER WITH ATRIX LABORATORIES, INC.

On June 14, 2004, the Company and Atrix Laboratories, Inc. signed a definitive merger agreement, after unanimous approval by the board of directors of both companies, for QLT to acquire 100% of Atrix's common stock. Atrix is a pharmaceutical company focused on advanced drug delivery. In the transaction, Atrix shareholders will receive one common share of QLT and $14.61 in cash for each share of Atrix common stock. The estimated cash component of this transaction is approximately $338 million. After the closing of the transaction, Atrix shareholders will own approximately 25% of the combined entity and QLT shareholders will own approximately 75%.

On July 13, 2004, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to the proposed merger.

On October 14, 2004, the Company's registration statement on Form S-4 filed in connection with the proposed merger was declared effective by the United States Securities and Exchange Commission. The proposed merger remains subject to the approval of stockholders of QLT and Atrix. The QLT shareholder meeting will be held at 9:00 a.m. (Pacific Time) on November 19, 2004 at QLT's head office at 887 Great Northern Way, Vancouver, British Columbia. Atrix has scheduled a stockholder meeting at 10:00 a.m. (Mountain Time) on November 19, 2004, to be held at The Fort Collins Marriott, 350 East Horsetooth Road, Fort Collins, Colorado. The Company expects the merger to complete before the end of November

2004, assuming both companies receive the requisite stockholder approvals.

Alan Mendelson, a member of the Company's board of directors, is a senior partner of the law firm Latham & Watkins LLP, which has provided the Company with legal representation regarding the proposed merger. During the three and nine month periods ended September 30, 2004, the Company incurred legal expenses in the amount of $0.5 million and $1.0 million respectively (2003 - nominal) payable to this law firm.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis of financial conditions and results of operations contains forward-looking statements of the Company, within the meaning of the Private Securities Litigation Reform Act of 1995, which involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by such statements. Forward-looking statements include, but are not limited to, those with respect to: anticipated levels of sales of Visudyne(R), including patient and physician demand for Visudyne therapy, anticipated future operating results, anticipated timing for and receipt of further reimbursement approvals for Visudyne therapy, the anticipated outcome of pending patent and securities litigation against QLT, the anticipated timing and progress of clinical trials, the anticipated timing of regulatory submissions for expanded uses for Visudyne and for QLT's other products, the anticipated timing and receipt of regulatory approvals for expanded uses for Visudyne and for QLT's other products, statements regarding the intentions of QLT to expand its pipeline through strategic product or technology acquisitions, and statements regarding our expectations that the merger with Atrix Laboratories, Inc. will close, our expectations as to the timing of the closing, and our estimates of cash balances following the closing. These statements are predictions only and actual events or results may differ materially. Factors that could cause such actual events or our actual results to differ materially from any future results expressed or implied by such forward-looking statements include, but are not limited to, the ability and efforts of QLT's alliance partner, Novartis Ophthalmics, a division of Novartis Pharma AG, to commercialize and market Visudyne, the timing and impact of new product launches by competitors, currency fluctuations in our primary markets may impact our financial results, the outcome of pending patent litigation against QLT, QLT's ability to maintain and expand its intellectual property position, the timing and success of planned or existing clinical trials for Visudyne and QLT's other products, the outcome of QLT's applications for regulatory approvals for expanded uses for Visudyne, the risk that the proposed merger with Atrix Laboratories, Inc. will not be successfully completed or that the businesses will not be successfully integrated, the risk that, if the merger does proceed, risk factors relating to the business or products of Atrix will impact the combined company's results, potential acquisitions or investments in products or technologies and the successful development or acquisition of complementary or supplementary products or product candidates, or technologies, as well as the risk factors described below under the heading Liquidity and Capital Resources - General, and under "Legal Proceedings", and in the sections outlined in the Company's most recent Annual Report on Form 10-K under "Business - Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to Consolidated Financial Statements", and in the section entitled "Risk Factors" contained in the joint proxy statement/prospectus contained in the registration statement on Form S-4 filed in connection with the proposed Atrix merger. Forward looking statements are based on our current expectations and QLT does not assume any obligation to update such information to reflect later developments, except as required by law.

OVERVIEW

The Company is a global bio-pharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies to treat eye diseases, cancer, dermatological and urological conditions. The Company, as the first developer of an approved photodynamic therapy ("PDT") pharmaceutical product, is considered a pioneer in the field of PDT. PDT is a minimally invasive medical procedure utilizing photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue.

Visudyne, the Company's commercial product, is a photosensitizer for the treatment of the wet form of age-related macular degeneration ("AMD"). Wet AMD is the leading cause of severe vision loss in people over the age of 50 in North America and Europe. Visudyne is marketed through the Company's alliance with Novartis Ophthalmics and together QLT and Novartis are currently investigating the use of Visudyne in additional ophthalmologic indications to expand the existing label. The Company is also pursuing the development of other clinical candidates in the treatment of benign prostatic hyperplasia ("BPH"), a progressive condition that results from the excessive benign growth of prostatic tissue, and androgenetic alopecia (male pattern baldness).

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

The Company operates as a single reportable segment. The Company's profitability depends upon the commercial success of Visudyne in major markets world-wide and the achievement of product development objectives. Key performance indicators as viewed by the Company's management include Visudyne sales figures, the Company's percentage profit share of Visudyne sales by Novartis Ophthalmics, net income per common share, achievement of product development milestones, and the obtaining of marketing approvals and reimbursement approvals in additional jurisdictions. These performance indicators are discussed in the "Results of Operations" section below. As of September 30, 2004 the Company had retained earnings of $47.3 million and total shareholders' equity of $518.3 million.

Proposed Merger with Atrix Laboratories, Inc.

On June 14, 2004, the Company and Atrix Laboratories, Inc. signed a definitive merger agreement, after unanimous approval by the board of directors of both companies, for QLT to acquire 100% of Atrix's common stock. Atrix is a pharmaceutical company focused on advanced drug delivery. In the transaction, Atrix shareholders will receive one common share of QLT and $14.61 in cash for each share of Atrix common stock. The estimated cash component of this transaction is approximately $338 million. After the closing of the transaction, Atrix shareholders will own approximately 25% of the combined entity and QLT shareholders will own approximately 75%.

On July 13, 2004, the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act with respect to the proposed merger.

On October 14, 2004, the Company's registration statement on Form S-4 filed in connection with the proposed merger was declared effective by the United States Securities and Exchange Commission. The proposed merger remains subject to the approval of stockholders of QLT and Atrix. QLT has scheduled its shareholder meeting for 9:00 a.m. (Pacific Time) on November 19, 2004, at QLT's head office at 887 Great Northern Way, Vancouver, British Columbia. Atrix has scheduled its stockholder meeting at 10:00 a.m. (Mountain Time) on November 19, 2004, at The Fort Collins Marriott, 350 East Horsetooth Road, Fort Collins, Colorado. The Company expects the merger to complete before the end of November 2004.

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

Reporting Currency and Foreign Currency Translation

The Company uses the U.S. dollar as its reporting currency while retaining the Canadian dollar as its functional currency. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenue and expenses are translated at a weighted average rate of exchange for the respective periods. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment which is reported as a component of shareholders' equity under accumulated other comprehensive income. Fluctuations in the exchange rate between the Canadian and U.S dollars can affect the reported value of Canadian dollar denominated assets and liabilities on the balance sheet. The movement of the Canadian dollar in relation to the U.S. dollar between September 30, 2004 and December 31, 2003 was a 2.7% improvement. The impact on the Company's Canadian dollar denominated cash and short-term investments' reported value was approximately $9.8 million higher.

Revenue Recognition

Under the terms of the Company's collaborative agreement with Novartis Ophthalmics, the Company is responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. The Company's agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by the Company. The Company recognizes revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. The Company is able to determine the final pricing of Visudyne only upon sell through by Novartis Ophthalmics to the end customers. The Company's revenue from Visudyne is impacted by the cost of producing Visudyne, the selling price of Visudyne to end customers, Visudyne related costs incurred by Novartis Ophthalmics, and reimbursable costs incurred by the Company.

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

Research and Development

Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with the Company's various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are expensed as incurred.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2004, the Company recorded net income of $16.7 million, or $0.24 diluted net income per common share. These results compare to net income of $13.1 million, or $0.19 per common share for the three months ended September 30, 2003. The increase in net income was primarily due to strong Visudyne sales performance.

Net income for the nine months ended September 30, 2004 was $55.4 million, or $0.79 diluted net income per common share, as compared to $35.8 million, or $0.52 per common share for the nine months ended September 30, 2003. The increase in net income for the nine months ended September 30, 2004, in comparison to the nine months ended September 30, 2003, was primarily due to the extraordinary gain of $10.4 million or $0.15 per common share resulting from the Kinetek acquisition, and strong Visudyne sales performance.

Revenues

Revenue From Visudyne(R)

The Company's revenue from the sales of Visudyne was determined as follows:

                                                       Three months ended        Nine months ended
                                                          September 30,            September 30,
(In thousands of United States dollars)                2004         2003         2004          2003
---------------------------------------             ----------   ----------   ----------   ----------
Visudyne(R) sales by Novartis Ophthalmics           $  113,954   $   89,822   $  324,350   $  261,082
Less:  Marketing and distribution costs                (31,452)     (24,933)     (94,088)     (78,457)
Less:  Inventory costs                                  (7,020)      (5,483)     (19,502)     (15,821)
Less:  Royalties                                        (2,578)      (2,009)      (7,302)      (5,919)
                                                    ----------   ----------   ----------   ----------
                                                        72,904       57,397      203,458      160,885
                                                    ==========   ==========   ==========   ==========

QLT share of remaining revenue on final sale by
Novartis Ophthalmics (50%)                          $   36,452   $   28,699   $  101,729   $   80,442
Add: Inventory costs reimbursed to QLT                   5,530        4,430       15,853       12,563
Add: Royalties reimbursed to QLT                         2,575        2,005        7,272        5,795
Add: Other costs reimbursed to QLT                       1,147        2,024        4,505        4,966
                                                    ----------   ----------   ----------   ----------
Revenue from Visudyne(R) as reported by QLT             45,704       37,158      129,359      103,767
                                                    ==========   ==========   ==========   ==========

For the three months ended September 30, 2004, revenue from Visudyne increased by 23% over the three months ended September 30, 2003. This increase was primarily due to a 27% increase in Visudyne sales, which resulted from higher market penetration (21%), favorable exchange rates (5%), and an increase in average selling prices (1%).

For the nine months ended September 30, 2004, revenue from Visudyne increased by 25% over the nine months ended September 30, 2003. The increase was primarily due to a 24% increase in Visudyne sales, which resulted from higher market penetration (17%), favorable exchange rates (6%) and an increase in average selling prices (1%).

For the three months ended September 30, 2004, approximately 50% of total Visudyne sales by Novartis Ophthalmics were in the United States compared to approximately 52% for the same period in 2003. Approximately 47% of total Visudyne sales by Novartis Ophthalmics were in the United States during the nine month period ended September 30, 2004, compared to 51% for the same period in 2003.

Contract Research and Development Revenue

The Company received non-refundable research and development funding from Novartis Ophthalmics and Xenova Limited which was recorded as contract research and development revenue. For the three months ended September 30, 2004, contract research and development revenue totaled $0.8 million, a decrease of 25% as compared to the same period in 2003. For the nine months ended September 30, 2004, contract research and development revenue totaled $2.9 million, a decrease of 17% as compared to the same period in 2003. The decrease for both the three-month and nine-month periods was primarily due to the elimination of reimbursements related to the Tariquidar program, and the cessation of the multiple basal cell carcinoma ("MBCC") program which was previously funded by Novartis Ophthalmics, partially offset by the Company assuming a higher proportion of activities on joint Visudyne programs.

COSTS AND EXPENSES

Cost of Sales

For the three months ended September 30, 2004, cost of sales increased 28% to $7.9 million compared to $6.2 million for the same period in 2003. Cost of sales for the nine months ended September 30, 2004 increased 26% to $22.3 million compared to $17.7 million for the same period in 2003. The increase was due primarily to the increase in Visudyne sales.

Research and Development Costs

Research and development ("R&D") expenditures increased 26% to $12.2 million for the three months ended September 30, 2004, compared to $9.7 million for the three months ended September 30, 2003. This increase was primarily the result of increased spending on integrin-linked kinase ("ILK") research programs and Lemuteporfin development programs, and timing of the allocation of overhead expenses. For the nine months ended September 30, 2004, R&D expenditures of $32.9 million were only $0.2 million higher compared to the same period in 2003. Higher spending related to ILK research, Lemuteporfin development, and Visudyne clinical trials were offset by the halting of the Phase III tariquidar trials and cessation of the MBCC program.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses include overhead expenses associated with the manufacture of bulk Visudyne. For the three months ended September 30, 2004, SG&A expenses decreased 19% to $3.0 million compared to $3.7 million for the three months ended September 30, 2003. This decrease was primarily the result of increased absorption of direct manufacturing overheads resulting from higher Visudyne production levels, and lower legal fees but partially offset by higher compensation expenses and costs associated with initiatives related to section 404 of the Sarbanes-Oxley Act. For the nine months ended September 30, 2004, SG&A expenses increased 12% to $11.4 million compared to $10.1 million for the same period in 2003. These increases were primarily due to unfavorable foreign exchange impact, increased compensation and recruitment expenses, and costs associated with initiatives related to section 404 of the Sarbanes-Oxley Act, but partially offset by increased absorption of direct manufacturing overheads resulting from higher Visudyne production levels.

Depreciation Expense

Depreciation expense relates to the depreciation of property and equipment. For the three months ended September 30, 2004, depreciation expense of $0.8 million was unchanged compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, depreciation expense increased 12% to $2.5 million compared to $2.3 million for the nine months ended September 30, 2003. The increase was primarily due to the addition of fixed assets from the acquisition of Kinetek as well as a computer system upgrade completed in late 2003.

INVESTMENT AND OTHER INCOME

Net Foreign Exchange Gains

Net foreign exchange gains comprise gains from the impact of foreign exchange rate fluctuations on the Company's cash and short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the three months ended September 30, 2004, the Company recorded net foreign exchange losses of $0.3 million versus net foreign exchange gains of $0.4 million in the same period of 2003. This decrease was due to a charge of $0.4 million related to foreign exchange options purchased to hedge the cash requirement related to the Atrix acquisition. Net foreign exchange gains for the nine months ended September 30, 2004 were $0.3 million in comparison to $3.3 million for the same period in 2003. More stable foreign exchange rates during the nine months ended September 30, 2004 resulted in lower gains on foreign exchange contracts as compared to the same period in 2003. Since the issuance of $172.5 million of U.S. dollar denominated convertible senior notes in August 2003, the Company has been targeting to hold an equivalent amount of U.S. cash to offset the impact of fluctuations in foreign exchange rates (see Liquidity and Capital Resources - Interest and Foreign Exchange Rates).

Details of the Company's net foreign exchange gains (losses) are as follows:

                                                  Three months ended        Nine months ended
                                                     September 30,            September 30,
(In thousands of United States dollars)           2004         2003         2004         2003
---------------------------------------        ----------   ----------   ----------   ----------
Cash and cash equivalents                      $   (9,635)  $   (5,060)  $   (4,465)  $   (6,625)
U.S. dollar long-term debt                          9,446        5,354        4,813        5,354
Foreign exchange contracts                          1,706         (303)         283        6,960
Foreign currency receivables and payables          (1,834)         415         (334)      (2,369)
                                               ----------   ----------   ----------   ----------
Net foreign exchange (losses) gains                  (317)         406          297        3,320
                                               ==========   ==========   ==========   ==========

Interest Income

For the three months ended September 30, 2004, interest income increased 7% to $2.6 million compared to $2.4 million for the same period in 2003. Interest income for the nine months ended September 30, 2004 was $7.4 million compared with $6.1 million for the same period in 2003. This increase was a result of higher cash reserves from the convertible senior notes and internal cash generation which more than offset lower average interest rates on investments as compared to 2003. The Company's treasury policy is focused on minimizing risk of loss of principal.

Interest Expense

Interest expense of $1.6 million for the three months ended September 30, 2004 and $4.7 million for the nine months ended September 30, 2004 comprised the interest payment and accrual on the 3% convertible senior notes issued on August 15, 2003, and amortization of deferred financing expenses related to this placement.

Other Gains

In September 2004, the Company received payment from Axcan Pharma, Inc. of CAD $2.5 million (USD $1.9 million) for a milestone payment resulting from the approval in Europe of Photofrin for Barrett's Esophagus. During the same period in 2003, the Company received the same amount (CAD $2.5 million) from Axcan Pharma, Inc. for approval in the U.S. of Photofrin for Barrett's Esophagus.

Extraordinary Gain

On March 31, 2004, the Company acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc. ("Kinetek"), a privately held bio-pharmaceutical company based in Vancouver, British Columbia, which focused on discovery and development of new therapies. The extraordinary gain of $10.4 million resulting from this business acquisition related to the estimated fair value of net assets acquired.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed operations, product development and capital expenditures primarily through the Company's proceeds from the commercialization of Visudyne, public and private sales of equity securities, licensing and collaborative funding arrangements with strategic partners, and interest income.

The primary drivers of the Company's operating cash flows are cash receipts from Visudyne sales and cash payments related to the following: R&D activities, SG&A expenses, raw materials purchases and contract manufacturing fees for the manufacture of Visudyne, interest expense related to the Company's convertible notes and income tax installments.

For the three months ended September 30, 2004, the Company generated $13.8 million cash from operations as opposed to $26.8 million for the same period in 2003. This decrease is the result of the payment of income tax installments ($5.8 million), increased level of production to replenish inventory ($3.7 million), interest payment related to the convertible notes ($2.6 million) and higher R&D expenditures ($2.5 million). The payment of cash income tax installments was the result of the liability for cash taxes in 2004. Previously, the Company's deferred tax assets (tax losses and other deductions from prior periods) were sufficient to provide for its income tax provision recognized. The Company expects to be cash taxable (having utilized the majority of its tax losses and other tax assets) in 2005 as well. Increased production levels and the use of cash for replenishing inventory are consistent with the Company's planned production volumes for 2004 and 2005. The increase in payments for interest resulted from the timing of payments on the Company's convertible notes. The timing of such payments affects the cash disbursements on a semi-annual basis.

Other sources and uses of cash for the three months ended September 30, 2004 are $0.2 million from stock option exercises, $2.5 million used in the purchase of property and equipment, and $1.5 million used for the acquisition of Atrix Laboratories, Inc.

For the nine months ended September 30, 2004, the Company generated $54.9 million of cash from operations as opposed to $51.1 million for the same period in 2003. This increase is the result of higher cash receipts from Visudyne sales ($111.6 million as opposed to $ 90.8 million in 2003), offset by the payment of income tax installments of $5.8 million, and interest payments related to the convertible notes of $5.2 million and $4.0 million less in foreign exchange contract gains as compared to the same period in 2003. There was no interest payable on the convertible notes in 2003 as these notes were issued in August of 2003 with the first two scheduled interest payments occurring on March 15 and September 15 of 2004.

Other sources and uses of cash for the nine months ended September 30, 2004 are: receipt of $14.0 million from stock option exercises, used $9.4 million in the purchase of property and equipment primarily related to the Company's pilot manufacturing facility, $2.3 million used for the purchase of Kinetek Pharmaceuticals, Inc., and $2.1 million used for the acquisition of Atrix Laboratories, Inc..

Interest and Foreign Exchange Rates

The Company is exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of the Company's current assets and liabilities. At September 30, 2004, the Company had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 25 days. If market interest rates were to increase immediately and uniformly by 10% of levels at September 30, 2004, the fair value of the portfolio would decline by an immaterial amount.

At September 30, 2004, the Company had $560.9 million in cash and short-term investments (approximately $174.6 million of which was denominated in U.S. dollars) and $172.5 million of U.S. dollar denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of the Company's U.S. dollar denominated cash and short-term investments will be mostly offset by the decline in the fair value of the Company's $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss.

The Company uses the U.S. dollar as its reporting currency while retaining the Canadian dollar as its functional currency. The consolidated financial statements of the Company are translated into U.S. dollars using the current rate method. Fluctuation in the exchange rate between the Canadian dollar and U.S. dollar will result in translation gains and losses which are recorded as other comprehensive income and included as part of the cumulative foreign currency translation adjustment within shareholders' equity.

The Company enters into foreign exchange contracts to manage exposures to currency rate fluctuations related to its expected future net income and cash flows. The net unrealized gain in respect of such foreign currency contracts, for the three and nine months ended September 30, 2004, was approximately $2.2 million and $1.5 million (2003 - loss of $1.3 million and gain of $4.2 million respectively) and were included in the Company's results of operations.

The Company purchases goods and services primarily in Canadian and U.S. dollars and earns a significant portion of its revenues in U.S. dollars and Euros. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.

Contractual Obligations

The Company's material contractual obligations as of September 30, 2004 comprised the Company's long term debt, Visudyne supply agreements with contract manufacturers, and clinical and development agreements. The Company also has operating lease commitments for office space and office equipment. Details of these contractual obligations are described in the Company's 2003 Annual Report on Form 10-K.

General

On June 14, 2004, the Company and Atrix Laboratories Inc. signed a definitive merger agreement, after unanimous approval by the board of directors of both companies, for QLT to acquire 100% of Atrix's common stock. Under the terms of the agreement, each share of Atrix common stock will be exchanged for one QLT common share and $14.61 in cash. The estimated cash component of this transaction is approximately $338 million. The transaction is subject to approval by the shareholders of both QLT and Atrix at the shareholder meetings to be held on November 19, 2004. The Company believes that its available cash resources and working capital are sufficient to fund this acquisition. The Company expects that it will have combined cash balances of approximately $300 million following the acquisition and believes that these remaining cash resources, plus working capital and its cash generating capabilities, should be sufficient to satisfy the funding of product development programs, and other operating and capital requirements for the reasonably foreseeable future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See `Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources'.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified and in accordance with the Securities and Exchange Commission's rules and forms. The Company's principal executive and financial officers have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company's disclosure controls and procedures were effective in ensuring that material information relating to the Company was made known to management, including the Chief Executive Officer and Chief Financial Officer, by others within the Company during the period in which this report was being prepared. No change was made to our internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain of the Company's legal proceedings are discussed below and in Note 13 to the unaudited consolidated financial statements, "Contingencies". While the Company believes these proceedings are without merit and intends to vigorously defend against these claims, it is impossible to predict accurately or determine the eventual outcome of these proceedings.

Patent Litigation With MEEI

First lawsuit brought by MEEI

In April 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit complaint against the Company in the United States District Court for the District of Massachusetts (the "Court") seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD. In 2002 QLT moved for summary judgment against MEEI on all counts of MEEI's complaint. The Court granted QLT's motions, thus dismissing all of MEEI's claims in the lawsuit. Final judgment of dismissal was entered in April 2003. In May 2003, MEEI filed a notice of appeal, and QLT filed a notice of cross-appeal with respect to a contested discovery order entered by the district court. Oral argument on the appeal and cross-appeal was heard in August 2004. These appeals are pending before the Court of Appeal for the First Circuit.

The lawsuit relates, in part, to an ongoing dispute involving U.S. Patent No. 5,798,349 (the " '349 Patent") which was issued in 1998 to the Company, MEEI and Massachusetts General Hospital ("MGH") as co-owners. The complaint alleged breach of contract, misappropriation of trade secrets, conversion, misrepresentation, unjust enrichment, unfair trade practices and related claims and asked that the Court: (i) declare MEEI the owner of certain inventions claimed in the '349 Patent; (ii) enjoin the Company from infringement of those claims or any action that would diminish the validity or value of such claims;
(iii) declare that the Company breached an agreement with MEEI to share equitably in any proceeds derived as a result of collaboration leading to the '349 Patent; (iv) impose a constructive trust upon the Company for any benefit that the Company has or will derive as a result of the '349 Patent; and (v) award MEEI monetary relief for misappropriation of trade secrets in an amount equal to the greater of MEEI's damages or the Company's profits from any such misappropriation, and double or treble damages under Massachusetts law.

QLT's counterclaim in this lawsuit requesting correction of inventorship of the `349 patent to add an additional MGH inventor, was stayed by the Court pending the outcome of the second MEEI lawsuit described below. QLT voluntarily dismissed the remainder of its counterclaims in the first lawsuit without prejudice in April 2003.

Second lawsuit brought by MEEI

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

The same day the `303 patent was issued, MEEI commenced a second civil suit against the Company and Novartis Ophthalmics in the same Court alleging infringement of the `303 Patent. In the second suit MEEI seeks damages and injunctive relief for patent infringement and unjust enrichment. The Company has answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the `303 patent.

The Company's counterclaim seeks to correct inventorship of the `303 patent by adding QLT and MGH researchers as joint inventors and asks the court to declare that QLT and MGH are co-owners of the `303 patent. The counterclaim also requests a declaration that QLT does not infringe, induce infringement, or contribute to infringement of the `303 patent, asserting, among other reasons, that QLT and MGH are rightful co-owners of the patent and QLT has a license from MGH of MGH's co-ownership rights under the patent. In addition, the counterclaim seeks a declaratory judgment that the `303 patent is invalid and unenforceable and an award of monetary damages for breach of material transfer agreements governing MEEI's use of verteporfin, based upon MEEI's failure to notify QLT of MEEI's intent to file the patent application that led to the issuance of the `303 patent to MEEI.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table sets forth information regarding the Company's purchases of its Common Stock on a monthly basis during the third quarter of 2004:

                                Issuer Purchases of Equity Securities
                                                              Total Number of
                                                             Shares Purchased
                                                                as Part of        Maximum Number of
                          Total Number                           Publicly        Shares that May Yet
                           of Shares       Average Price      Announced Plans     Be Purchased Under
        Period             Purchased       Paid per Share       or Programs     the Plans or Programs
----------------------    ------------     --------------    ----------------   ---------------------
 July 1, 2004 through
    July 31, 2004              -                 -                   -                5,000,000
August 1, 2004 through
   August 12, 2004             -                 -                   -                5,000,000
                            ----             -----              ------                ---------
        Total                  -                 -                   -                5,000,000
                            ====             =====              ======                =========

        On August 12, 2004, the share buy-back program announced by the Company on August 11, 2003 expired. Under that program the Company had the ability to purchase a maximum of 5,000,000 common shares in the open market through the facilities of the Toronto Stock Exchange and the Nasdaq National Market, in accordance with all regulatory requirements, during the period from August 13, 2003 until August 12, 2004. The Company did not purchase any of its common shares under the program.

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

                                              QLT INC.
                               -------------------------------------------------
                                            (Registrant)

Date:  November 5, 2004    By: /s/ Paul J. Hastings
                               -------------------------------------------------
                               Paul J. Hastings
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Date:  November 5, 2004    By: /s/ Michael J. Doty
                               -------------------------------------------------
                               Michael J. Doty
                               Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

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