Form 10-Q/A
period 2004-09-30
QLT INC/BC
filed 2005-03-11
CIK 827809

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)


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

                                EXPLANATORY NOTE



We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 to include additional information regarding the total consideration paid by the Company for Kinetek Pharmaceuticals, Inc. in Note 3 to the Consolidated Financial Statements. All information contained in this amendment is as of November 5, 2004, the original filing date of our Quarterly Report. This amendment does not otherwise change our previously reported financial statements for the quarter.



In accordance with Rule 12b-15 of the Exchange Act of 1934, this Amendment No. 1 to our Form 10-Q for the quarter ended September 30, 2004 sets forth the complete text to Item 1 of Part I and under Item 6 of Part II, provides new certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                                    QLT INC.


                        QUARTERLY REPORT ON FORM 10-Q/A
                               SEPTEMBER 30, 2004


                                TABLE OF CONTENTS


ITEM                                                                                                                     PAGE
----                                                                                                                     ----
                                               PART I - FINANCIAL INFORMATION

1.      FINANCIAL STATEMENTS......................................................................................         1


           Unaudited Consolidated Balance Sheets as of
           September 30, 2004 and December 31, 2003...............................................................         1

           Unaudited Consolidated Statements of Income for the three months and nine months ended
           September 30, 2004 and September 30, 2003..............................................................         2

           Unaudited Consolidated Statements of Cash Flows for the three months and nine months ended
           September 30, 2004 and September 30, 2003..............................................................         3

           Unaudited Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
           Income for the three months and nine months ended September 30, 2004...................................         4

           Notes to the Consolidated Financial Statements.........................................................         5


                                               PART II - OTHER INFORMATION

6.      EXHIBITS..................................................................................................        18

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

                           PART II - OTHER INFORMATION






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

                                              QLT INC.
                               -------------------------------------------------
                                            (Registrant)


Date:  March 11, 2005      By: /s/ Paul J. Hastings
                               -------------------------------------------------
                               Paul J. Hastings
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Date:  March 11, 2005      By: /s/ Michael J. Doty
                               -------------------------------------------------
                               Michael J. Doty
                               Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

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