Form 10-K
period 2004-12-31
QLT INC/BC
filed 2005-03-16
CIK 827809

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                               -------------------
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

      As of June 30, 2004 the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S $20.04, as reported on The NASDAQ Stock Market) was approximately U.S $1,394,430,000.

      As of March 10, 2005 the registrant had 93,389,439 outstanding common shares.
================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

      The United States Securities and Exchange Commission, or the SEC, allows us to disclose important information to you by referring you to other documents we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this Form 10-K.

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTE REGARDING REFERENCES TO QLT

      Throughout this Form 10-K , the words "we", "us", "our", the "Company" and "QLT" refer to QLT Inc., as a whole, including our wholly owned subsidiary QLT USA, Inc., unless stated otherwise.

NOTE REGARDING CURRENCY AND ACCOUNTING STANDARD

      In this Annual Report on Form 10-K all dollar amounts are in U.S. dollars, except where otherwise stated, and financial reporting is made in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Effective December 31, 2002, we adopted U.S. GAAP as our primary basis of disclosure on Form 10-K. In addition, on December 31, 2002, we adopted the U.S. dollar as our reporting currency. Prior to that date we reported in Canadian dollars and in accordance with Canadian generally accepted accounting principles, or Canadian GAAP.

      We continue to maintain the Canadian dollar as our functional currency.

      We have also prepared consolidated financial statements in accordance with Canadian GAAP and in U.S. dollars, which are available on our website at: www.qltinc.com.

NOTE REGARDING EXCHANGE RATE

      The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

                                           FISCAL YEAR ENDED DECEMBER 31,
                                  2004      2003       2002       2001        2000
                                -------   -------    --------   --------    --------
High.....................       $1.3970   $1.5750    $ 1.6128   $ 1.6023    $ 1.5600
Low......................        1.1775    1.2923      1.5108     1.4933      1.4350
Average..................        1.3017    1.4008      1.5704     1.5487      1.4855
Period End...............        1.2034    1.2923      1.5800     1.5925      1.4995

               NOTICE REGARDING WEBSITE ACCESS TO COMPANY REPORTS

     We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those Reports, as soon as reasonably practicable after we electronically file them with the SEC. Our website address is: www.qltinc.com.

                                    QLT INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

ITEM 1.      BUSINESS........................................................................................     5
   OVERVIEW..................................................................................................     5
   OUR APPROVED PRODUCTS.....................................................................................    11
   OUR PRODUCTS UNDER REGULATORY REVIEW......................................................................    14
   OUR PRODUCTS IN DEVELOPMENT...............................................................................    15
   OUR PROPRIETARY TECHNOLOGIES..............................................................................    17
   SIGNIFICANT COLLABORATIVE ARRANGEMENTS....................................................................    18
   PRODUCT MANUFACTURING.....................................................................................    20
   FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS.................................................    21
   SUPPLY OF MEDICAL LASERS REQUIRED FOR VISUDYNE THERAPY....................................................    21
   PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS................................................................    21
   INTERNATIONAL DENTAL BUSINESS.............................................................................    23
   COMPETITION...............................................................................................    24
   GOVERNMENT REGULATION.....................................................................................    25
   THIRD-PARTY REIMBURSEMENT.................................................................................    28
   LIABILITY AND PRODUCT RECALL..............................................................................    28
   RESEARCH AND DEVELOPMENT..................................................................................    29
   HUMAN RESOURCES...........................................................................................    29
ITEM 2.      PROPERTIES......................................................................................    43
ITEM 3.      LEGAL PROCEEDINGS...............................................................................    43
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................    45
ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS.......................    46
ITEM 6.      SELECTED FINANCIAL DATA.........................................................................    48
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    51
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................    69
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............   105
ITEM 9A.     CONTROLS AND PROCEDURES.........................................................................   105
ITEM 9B.     OTHER INFORMATION...............................................................................   105
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................   106
ITEM 11.     EXECUTIVE COMPENSATION..........................................................................   106
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................   104
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................   107
ITEM 14.     PRINCIPAL ACCOUNTANTS' FEES AND SERVICES........................................................   107

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.........................................................   108

                                    QLT INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 which are based on our current expectations and projections. Words such as "anticipate", "project", "expect", "forecast", "outlook", "plan", "intend", estimate", "should", "may", "assume", "continue", and variations of such words or similar expressions are intended to identify our forward-looking statements. Forward looking statements include, but are not limited to, those in which we state:

      -     anticipated levels of sales of our products;

      -     anticipated future operating results;

      - our expectations regarding the pending patent-related litigation against us;

      -     the anticipated timing and progress of clinical trials;

      -     the anticipated timing of regulatory submissions for our products;

      - the anticipated timing and receipt of regulatory approvals for our products; and

      - the anticipated timing for and receipt of further reimbursement approvals for our products in development.

We caution that actual outcomes and results may differ materially from those expressed in our forward-looking statements because such statements are predictions only and they are subject to a number of important risks factors and uncertainties. Risk factors and uncertainties which could cause actual results to differ from what is expressed or implied by our forward-looking statements are described in this Annual Report under the headings: "Business -- Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to the Consolidated Financial Statements". We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report, unless an earlier date is indicated, and, except as required by law and the rules and regulations of the SEC and Canadian regulatory authorities, we undertake no obligation to update or revise the statements.

                                     PART I

ITEM  1. BUSINESS

OVERVIEW

      We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology, dermatology, oncology and urology. Our company was formed in 1981 under the laws of the Province of British Columbia, Canada.

      Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our primary commercial product, Visudyne(R), utilizes PDT to treat the eye disease known as wet-form age related macular degeneration, or wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe.

      Visudyne is commercially available in more than 70 countries, including the U.S., Canada, Japan and the European Union countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or CNV, and in over 40 countries for the form of wet AMD known as occult subfoveal CNV. Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. It is also approved in more than 55 countries, including the U.S., Canada and the European Union countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. QLT developed and commercializes Visudyne through a contractual alliance with Novartis Ophthalmics (a division of Novartis Pharma AG).

      In November 2004, we acquired Atrix Laboratories, Inc., a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery, for which we paid aggregate consideration of $870.5 million, in cash and equity. With our acquisition of Atrix (now our wholly owned subsidiary QLT USA, Inc.) we have expanded and diversified our portfolio of approved products, products in development or under regulatory review, and proprietary technologies. (For product revenues, see our Consolidated Financial Statements - Note 21).

      In addition to our lead commercial product Visudyne, as a result of the Atrix acquisition, we now market, through commercial partners, the Eligard(R) group of products for the treatment of prostate cancer, a line of dermatology products and a line of dental products. The Eligard product line includes four different commercial formulations of our Atrigel(R) technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including most European countries, Canada, Australia and a number of Latin American countries.

      Our newly acquired portfolio of dermatology products consists of both proprietary and generic products that are commercialized, under regulatory review, or in various stages of development. Our lead proprietary dermatology product, Aczone(TM), is currently undergoing regulatory review; a new drug application, or NDA, was filed with the FDA for Aczone in the third quarter of 2004. Our generic dermatology business, which is part of a 50/50 joint venture with Sandoz, Inc., currently comprises five marketed products and five under regulatory review.

      Our efforts to increase our portfolio of marketed products are ongoing. We have a number of product candidates in our development pipeline in addition to Aczone including another photosensitizer, lemuteporfin (which we used to call QLT0074), currently being studied in the treatment of benign prostatic hyperplasia, or BPH, the most common prostatic disease. We carry out research and pre-clinical projects, in fields such as ophthalmology, dermatology, and oncology. We also conduct contract research and development work on product candidates of third parties from which we can potentially derive royalty revenue upon commercialization.

                              OUR APPROVED PRODUCTS

PRODUCT/INDICATION                                        LOCATION(S)                    COLLABORATIVE PARTNER (S)
------------------                                        -----------                    -------------------------
VISUDYNE(R)

   Predominantly classic subfoveal choroidal              Over 70 countries including    Novartis
   neovascularization, or CNV, in  wet age-related        the U.S., Canada, Japan,
   macular degeneration, or AMD                           Australia, New Zealand and
                                                          those of the European Union

   Occult with no classic subfoveal CNV in AMD            Over 40 countries including    Novartis
                                                          Japan, Australia, New
                                                          Zealand, Switzerland and
                                                          those of the European Union

   Subfoveal CNV due to pathologic myopia                 Over 50 countries including    Novartis
                                                          the U.S., Canada,  and those
                                                          of the European Union

   Predominantly classic subfoveal CNV due to presumed    U.S.                           Novartis
   ocular histoplasmosis syndrome

   Minimally Classic CNV in AMD                           Japan                          Novartis

ELIGARD(R) 7.5-MG ONE-MONTH

   Prostate cancer                                        Over 30 countries, including   sanofi-aventis, Mayne
                                                          the U.S., Canada, Australia,   Pharma, MediGene/
                                                          25 European Union countries,   Yamanouchi, Tecnofarma
                                                          Switzerland, and a number of
                                                          Latin American countries

ELIGARD(R) 22.5-MG THREE-MONTH

   Prostate cancer                                        Over 30 countries, including   sanofi-aventis, Mayne
                                                          the U.S., Canada, Australia    Pharma, MediGene/
                                                          25 European Union countries,   Yamanouchi, Tecnofarma
                                                          Switzerland and a number of
                                                          Latin America countries

ELIGARD(R) 30.0-MG FOUR-MONTH

   Prostate cancer                                        U.S., Canada and Australia     sanofi-aventis, Mayne
                                                                                         Pharma

ELIGARD(R) 45.0-MG SIX-MONTH FORMULATION

   Prostate cancer                                        U.S.                           sanofi-aventis

LIDOCAINE 2.5% / PRILOCAINE 2.5% CREAM AN AB-RATED
GENERIC TO EMLA(R) ANESTHETIC CREAM

   Topical anesthetic                                     U.S.                           Sandoz

PRODUCT/INDICATION                                       LOCATION(S)                    COLLABORATIVE PARTNER (S)
------------------                                       -----------                    -------------------------
MOMETASONE FUROATE OINTMENT USP, 0.1% AN AB-RATED
GENERIC TO ELOCON(R) OINTMENT 0.1%

   Topical corticosteroid                                U.S.                           Sandoz

ERYTHROMYCIN AND BENZOYL PEROXIDE TOPICAL GEL, USP,
3%; 5%, AN AB-RATED GENERIC TO BENZAMYCIN(R)

   Topical Anti-Acne                                     U.S.                           Sandoz

BETAMETHASONE DIPROPIONATE CREAM USP, 0.05%
(AUGMENTED) AN AB-RATED GENERIC TO DIPROLENE(R) AF
 CREAM 0.05%

  Topical corticosteroid                                 U.S.                           Sandoz

 FLUTICASONE PROPIONATE CREAM,  0.05%, AN AB-RATED
GENERIC TO CUTIVATE(TM) CREAM, 0.05%

  Topical corticosteroid                                 U.S.                           Sandoz

ATRIDOX(R) (DOXYCYCLINE HYCALATE)

   Antibiotic therapy for chronic periodontitis          Over 15 countries including    CollaGenex, PharmaScience
                                                         U.S. and Canada

ATRISORB(R)-DOXYCYCLINE FREEFLOW GTR BARRIER

   Guided tissue regeneration and infection reduction    Over 10 countries including    CollaGenex, PharmaScience
  following periodontal surgery                          U.S. and Canada

ATRISORB(R) FREEFLOW GTR BARRIER

   Guided tissue regeneration following periodontal      Over 10 countries including    CollaGenex, PharmaScience
  surgery                                                U.S. and Canada

DOXIROBE(R) GEL

   Periodontitis in companion animals                    U.S. and Canada                Pfizer Animal Health

                      OUR PRODUCTS UNDER REGULATORY REVIEW

PRODUCT/INDICATION                                       LOCATION(S)                    STATUS
------------------                                       -----------                    ------
ELIGARD(R) 7.5-MG ONE-MONTH AND 22.5-MG THREE-MONTH

   Prostate Cancer                                       New Zealand, South Africa,     Marketing authorization
                                                         Israel and a number of Latin   applications filed and under
                                                         American countries             review

ELIGARD(R) 45.0-MG SIX-MONTH

   Prostate Cancer                                       Canada and Australia           Marketing authorization
                                                                                        applications filed

ELIGARD(R) 3.75-MG ONE-MONTH

   Prostate Cancer                                       Japan                          Marketing authorization
                                                                                        application filed February 2005

ACZONE(TM)

   Acne vulgaris                                         U.S. and Canada                NDAs and marketing
                                                                                        authorization applications
                                                                                        filed

FIVE PRESCRIPTION GENERIC PRODUCTS                       U.S.                           Five ANDAs under review

MOMETASONE FUROATE TOPICAL SOLUTION USP, 0.1% AN
AB-RATED GENERIC OF ELOCON(R) LOTION 0.1%

  Topical corticosteroid                                 U.S. and Canada                Tentative approval granted,
                                                                                        expected effective November
                                                                                        2007

MOMETASONE FUROATE CREAM USP, 0.1% AN AB-RATED
GENERIC OF ELOCON(R) LOTION 0.1%

  Topical corticosteroid                                 U.S. and Canada                Tentative approval granted,
                                                                                        expected effective April 2007

                           OUR PRODUCTS IN DEVELOPMENT

PRODUCT/INDICATION                                       LOCATION(S)                    STATUS
------------------                                       -----------                    ------
VISUDYNE(R)

   Occult with no classic subfoveal CNV in AMD           U.S.                           Phase III study ongoing

ELIGARD(R)11.25-MG THREE-MONTH

   Prostate cancer                                       Japan                          Clinical study expected to be
                                                                                        initiated in 2005/2006

LEMUTEPORFIN

   Benign prostatic hyperplasia                          U.S.,  Canada and Argentina    Phase II study planned for
                                                                                        2005

DAPSONE TOPICAL CREAM

   Rosacea                                               U.S. and Canada                Preclinical studies ongoing;
                                                                                        Filing of IND and Phase I
                                                                                        studies planned for 2005

ATRIGEL(R) - OCTREOTIDE THREE-MONTH

   Symptoms of carcinoid syndrome and/or acromegaly      U.K.                           Preclinical studies ongoing;
                                                                                        Filing of IND and Phase I
                                                                                        studies planned for 2005

OUR APPROVED PRODUCTS

      VISUDYNE(R)

      Visudyne is a photosensitizer developed by our company and Novartis Ophthalmics for the treatment of choroidal neovascularization, or CNV, due to wet AMD, the leading cause of severe vision loss in people over the age of 55 in North America and Europe. We have been co-developing Visudyne with Novartis Ophthalmics since 1995 pursuant to a product development, manufacturing and distribution agreement which created a contractual alliance between our two companies. Under that agreement, we are responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution.

            ABOUT WET AMD

      Wet AMD is an eye disease characterized by the growth of abnormal blood vessels under the central part of the retina, called the macula. Because these vessels do not mature properly in the elderly, they begin to leak and, over time, cause photoreceptor damage that results in the formation of scar tissue and a loss of central vision. Although the progression of the disease varies by patient, the majority of patients with wet AMD become legally blind in the affected eye within approximately two years following the onset of the disease. Based upon proprietary market research, we estimate that worldwide approximately 500,000 new cases of wet AMD develop annually, of which approximately 200,000 develop in North America, approximately 200,000 develop in Europe and approximately 100,000 develop in the remainder of the world.

      There are three forms of wet AMD: predominantly classic, minimally classic and occult. These forms are distinguished by the appearance of the lesions that form at the back of the eye.

            VISUDYNE(R) APPROVALS

                  Predominantly Classic CNV in AMD

      Visudyne has been approved for marketing for predominantly classic subfoveal CNV in AMD in over 70 countries, including the U.S., Canada, Japan, Australia, New Zealand and those of the European Union.

                  Occult with no Classic CNV in AMD

      In the occult form of wet AMD a different pattern of CNV leakage is evident, and patients present with lesions which do not contain any classic-like leakage as determined using fluoroscein angiography. Visudyne has been approved for the occult form of CNV in over 40 countries, including Australia, New Zealand, Switzerland, Japan, and those of the European Union. (For more information regarding the status of regulatory approval and reimbursement for Visudyne therapy in the occult form of the disease, see "Expansion and Improvement of Visudyne Therapy - Occult AMD" below).

                  CNV due to Pathologic Myopia (PM)

      Pathologic myopia, or PM, is a degenerative form of near-sightedness that occurs largely in persons aged 30 to 50 and can result in CNV. Based on proprietary market research, we estimate that the worldwide incidence of CNV secondary to PM is approximately 50,000 new patients every year. We have received regulatory approval of Visudyne for the treatment of subfoveal CNV due to PM in over 50 countries, including the U.S., Canada and those of the European Union.

                  CNV due to Presumed Ocular Histoplasmosis Syndrome (OHS)

      Presumed ocular histoplasmosis syndrome, or OHS, is a condition caused by a fungal infection endemic to certain areas in central and eastern U.S. It can lead to severe, irreversible vision loss and is a leading cause of blindness in adults who have lived in geographic areas where the soil mould Histoplasma capsulatum is found. There are an estimated 100,000 people who are at risk for vision loss within this endemic area. The FDA approved Visudyne for the treatment of subfoveal CNV secondary to OHS in 2001 and approval for this indication was obtained in Canada in 2004.

                  Regulatory approval in Japan

      In October 2003, health authorities in Japan approved Visudyne therapy for all types of subfoveal CNV in AMD. Regulatory approval in Japan for the laser devices used in Visudyne therapy was obtained by Carl Zeiss-Meditic AG, one of our suppliers, in early 2004. The application for regulatory approval made by Lumenis Japan, Ltd., our other supplier, is still pending. In April 2004, we received reimbursement approval for Visudyne therapy from the Japanese authorities.

      ELIGARD(R)

      Our proprietary Eligard products for prostate cancer incorporate a leutinizing hormone-releasing hormone agonist, or LHRH agonist, known as leuprolide acetate with our proprietary Atrigel drug delivery system. The Atrigel technology allows for sustained delivery of leuprolide acetate for periods ranging from one month to six months.

      Clinical trials have demonstrated that the sustained release of an LHRH agonist decreases testosterone levels to suppress tumor growth in patients with hormone-responsive prostate cancer. The Phase III results for the Eligard 7.5-mg one-month, 22.5-mg three-month, 30.0-mg four-month and 45.0-mg six-month products demonstrated low testosterone levels with 99% of completing patients achieving and maintaining suppression levels equivalent to castration before the conclusion of the studies.

      Our Eligard products are injected subcutaneously as a liquid with a small gauge needle. The polymers precipitate after injection forming a solid implant in the body that slowly releases the leuprolide as the implant is bioabsorbed.

            ELIGARD(R) 7.5-MG ONE-MONTH PRODUCT

      We received FDA approval for our Eligard 7.5-mg one-month product in January 2002. Our collaborative partner sanofi-aventis Group, or sanofi-aventis, commenced U.S. marketing of this product in May 2002.

      In November 2001, MediGene AG, or MediGene, a German biotechnology company, submitted a Marketing Authorization Application, or MAA, for our Eligard 7.5-mg one-month product to the German pharmaceutical regulatory authority, BfArM, as a Reference Member State under a Mutual Recognition Procedure. MediGene received marketing authorization from the BfArM for our Eligard 7.5-mg one-month product in December 2003. In January 2004, we entered into an agreement with MediGene and Yamanouchi U.K. Limited, naming Yamanouchi as our pan-European marketing partner. Yamanouchi launched this product in Germany in May 2004. The Mutual Recognition Procedure was completed in the European Union in December 2004 with approvals in twenty-four additional European countries.

      Mayne Pharma Pty. Ltd., or Mayne Pharma, received marketing approval of our Eligard 7.5-mg one-month product from the Australian Drug Evaluation Committee in November 2003 and launched the product in Australia in February 2004.

      Sanofi-aventis Canada received notice of compliance from the Therapeutic Products Directorate of Health Canada for our Eligard 7.5-mg one-month product in November 2003 and launched the product in Canada in December 2003.

      Tecnofarma International Ltd, or Tecnofarma, launched Eligard 7.5-mg in Argentina in May 2003, in Mexico in May 2004 and in Columbia in October 2004. Tecnofarma obtained approvals in Bolivia, Chile, Columbia, Dominion Republic, Mexico and Uruguay in 2004. Approvals in other Latin American countries are pending.

            ELIGARD(R) 22.5-MG THREE-MONTH PRODUCT

      In July 2002, we received approval from the FDA for our Eligard 22.5-mg three-month product. Sanofi-aventis commenced marketing in the U.S. in September 2002.

      In April 2002, MediGene submitted an MAA for our Eligard 22.5-mg three-month product to the German pharmaceutical regulatory authority, BfArM, as a Reference Member State under a Mutual Recognition Procedure and in January 2004 received marketing authorization. The three-month product was launched by our collaborative partner Yamanouchi in Germany in May 2004. The Mutual Recognition Procedure was completed in the European Union in December 2004 with approvals in twenty-four additional European countries.

      Mayne Pharma received marketing approval from the Australian Drug Evaluation Committee in November 2003. Mayne Pharma launched the Eligard 22.5-mg three-month product in Australia in February 2004.

      In November 2003, sanofi-aventis Canada received notice of compliance from the Therapeutic Products Directorate of Health Canada for our Eligard 22.5-mg three-month product and launched the product in December 2003.

      Tecnofarma received approval for Eligard 22.5-mg three-month product in Argentina in February 2003, Mexico in January 2004 and Uruguay in December 2004.

            ELIGARD(R) 30.0-MG FOUR-MONTH PRODUCT

      In February 2003, we received FDA approval for Eligard 30.0-mg four-month product, and sanofi-aventis commenced U.S. marketing of this product in March 2003.

      Mayne Pharma received marketing approval for our Eligard 30.0-mg four-month product from the Australian Drug Evaluation Committee in November 2003 and launched in February 2004

      Sanofi-aventis Canada received a notice of compliance from the Therapeutic Products Directorate of Health Canada for our Eligard 30.0-mg four-month product in February 2004 and launched the product in Canada in the second quarter of 2004.

            ELIGARD(R) 45.0-MG SIX-MONTH PRODUCT

      Our Eligard 45.0-mg six-month product was approved by the FDA in December 2004. Sanofi-aventis commercially launched this product in the U.S. in February 2005.

      GENERIC DERMATOLOGY PRODUCTS

            LIDOCAINE 2.5% PRILOCAINE 2.5% CREAM

      We received approval from the FDA for our abbreviated new drug application, or ANDA, for Lidocaine 2.5%/ Prilocaine 2.5% cream in August 2003. Our product is the AB-rated generic to EMLA Anesthetic Cream (lidocaine 2.5% and prilocaine 2.5%) and is being marketed by our partner Sandoz.

            ERYTHROMYCIN AND BENZOYL PEROXIDE TOPICAL GEL, USP, 3%

      We received approval from the FDA for our ANDA for Erythromycin and Benzoyl Peroxide Topical gel USP, 3%, in March 2004. Our product is the AB rated generic to Benzamycin(R), and is being marketed by our partner Sandoz.

            MOMETASONE FUROATE OINTMENT USP, 0.1%

      We received approval from the FDA for our ANDA for Mometasone Furoate Ointment USP, 0.1% in November 2003. Our product is an AB-rated generic of Elocon(R) brand of Mometasone Furoate Ointment USP, 0.1% and is being marketed by our partner Sandoz.

            BETAMETHASONE DIPROPIONATE CREAM USP, 0.05%

      We received approval from the FDA for our ANDA for Betamethasone Dipropionate Cream USP, 0.05% (augmented) in January 2004. Our product is an AB-rated generic to Diprolene(R) AF Cream 0.05% brand augmented betamethasone dipropionate, and is being marketed by our partner Sandoz.

            FLUTICASONE PROPIONATE CREAM, 0.05%

      We received approval from the FDA for our ANDA for Fluticasone propionate cream 0.05%, in May 2004. Our product is AB rated generic to Cutivate(TM) cream, 0.05%, and is being marketed by our partner Sandoz.

      DENTAL PRODUCTS

      Atridox(R), which combines the Atrigel system and the antibiotic doxycycline, is a minimally invasive treatment intended to control the bacteria that cause periodontal disease.

      Our Atrisorb-D(R) product also uses the Atrigel system to aid in the guided tissue regeneration of tooth support following osseous flap surgery or other periodontal procedures.

      The exclusive U.S. marketing rights for our dental products are licensed to CollaGenex Pharmaceuticals, Inc. in the U.S., to PharmaScience Inc. in Canada, and to other pharmaceutical companies in other territories. CollaGenex commenced U.S. marketing of Atridox and Atrisorb FreeFlow in 2001 and Atrisorb-D in 2002.

      We have recently announced our plan to reduce the number of licenses outside North America because of low profitability in certain territories. These licenses are not material to our business.

OUR PRODUCTS UNDER REGULATORY REVIEW

            ELIGARD(R) 7.5-MG ONE-MONTH, 22.5-MG THREE-MONTH, 30.0-MG
            THREE-MONTH

      Marketing authorization applications have been filed and are under review in New Zealand (Mayne Pharma), South Africa (Key Oncologics), Israel (Luxembourg Pharma) and various Latin American countries (Tecnofarma).

            ELIGARD(R) 45.0-MG SIX-MONTH

      Sanofi-aventis Canada filed the Canadian new drug application, or NDA, in May 2004 and Mayne Pharma filed the Australian NDA in April 2004.

            ELIGARD(R) 3.75-MG ONE-MONTH

      In February 2005, our collaborative partner Sosei Co. Ltd. submitted a marketing authorization application for a 3.75-mg one-month dosage of Eligard for the treatment of prostate cancer to the Japanese Ministry of Health, Labor and Welfare requesting marketing approval for this formulation in Japan.

            ACZONE(TM)

      We are currently developing Aczone, our proprietary product for the treatment of acne. Aczone incorporates dapsone, an anti-inflammatory and antimicrobial drug, with our proprietary solvent microparticle system drug delivery system, or SMP(TM). Dapsone is an antibiotic with a separate anti-inflammatory activity, which may reduce inflammation associated with acne. After topical application, the blood levels of dapsone are over 100 times less than found when the compound is administered orally, significantly reducing the potential for systemic side effects.

      In January 2004, we completed two pivotal Phase III clinical efficacy studies for our Aczone acne product. Over 3,000 patients were enrolled in these double-blind, randomized, vehicle-controlled studies, which were conducted in over 100 centers around the U.S. and Canada. In February 2005, we began a Phase III clinical trial evaluating Aczone efficacy and safety when used in combination with a retinoid or benzoyl peroxide. We filed an NDA with the FDA for the Aczone acne product in August 2004 and Fujisawa Canada filed the Canadian NDA in December 2005.

            MOMETASONE FUROATE SOLUTION USP, 0.1%

      In December 2003, we received tentative approval from the FDA for Mometasone Furoate Lotion USP, 0.1%, an AB-rated generic of Elocon(R) lotion 0.1% currently on patent until 2007. Sandoz intends to market this product upon patent expiration.

            MOMETASONE FUROATE CREAM USP, 0.1%

      In July 2004, we received tentative approval from the FDA for Mometasone Furoate Cream USP, 0.1%, an AB-rated generic of Elocon(R) lotion 0.1% currently on patent until 2006. Sandoz intends to market this product upon patent expiration.

            THREE UNDISCLOSED GENERIC DERMATOLOGY PRODUCTS

      In January 2004, we announced that we submitted three ANDAs to the FDA for approval of generic formulations of undisclosed dermatology products. With these applications, we currently have five ANDA submissions under FDA review. Of the generic topical products approved thus far, we were in each case the second or later approval.

OUR PRODUCTS IN DEVELOPMENT

      EXPANSION AND IMPROVEMENT OF VISUDYNE(R) THERAPY

      QLT and Novartis Ophthalmics are engaged in efforts to expand the indications for which Visudyne is approved. We are also continuing efforts to improve the effectiveness of Visudyne therapy by exploring combination therapies and the effect of reduced fluence, or light levels administered during the PDT process.

            Occult AMD

      QLT and Novartis Ophthalmics have initiated a Phase III clinical trial (referred to as the VIO Study, or Visudyne in Occult Study), to demonstrate that Visudyne therapy is effective in reducing vision loss in patients with occult AMD.

      The VIO Study was initiated in 2002 as a follow-up study to an earlier Phase III occult AMD trial (referred to as the VIP Trial) which showed statistically significant outcomes for visual acuity endpoints and resulted in approval of Visudyne for the treatment of occult AMD in over 40 countries. The VIO Study is designed to confirm the results of the VIP Trial in patients with similar lesion types and to obtain marketing authorization for this indication in the U.S. While some benefit was seen in year one in the VIP Trial, the trial did not achieve statistical significance in the primary outcome until year two. The VIO Study did not achieve statistical significance at the 12-month time point, however the Study prospectively designated both 12 and 24 months as primary endpoints so that either time point would be sufficient to conclude that the VIO Study is positive. Based on the recommendation of the Data and Safety Monitoring Committee at the 12-month time point, the VIO Study is continuing to its conclusion at 24 months and we expect results in late 2005.

      Despite the lack of U.S. regulatory approval, in April 2004 the Centers for Medicare & Medicaid Services, or CMS, in the U.S. implemented its decision to provide coverage for Visudyne treatment to patients with AMD who have occult and minimally classic lesions that are four disc areas or less in size and show evidence of recent disease progression. Although our commercial partner Novartis is not permitted to market Visudyne in these indications, sales are made in the U.S. to physicians who are treating patients with occult and minimally classic lesions.

            Minimally Classic AMD

      In February 2004, we announced the results of a Phase II clinical trial [referred to as the "VIM (Visudyne in Minimally Classic) Investigation"] that evaluated the efficacy and safety of Visudyne therapy in patients with minimally classic AMD. At 24 months, this study found a statistically significant better result with Visudyne than with placebo.

      In September 2003, we commenced a Phase III trial, which we refer to as the VMC Trial, to generate confirmatory data in respect of this indication. However, in April 2004, the CMS implemented its decision to reimburse Visudyne for minimally classic AMD with lesions of a certain size based on the positive data from the VIM Investigation. In light of the CMS decision, the VMC Trial was halted in October 2004.

            Combination Trials

      At present, there are four investigator-sponsored trials currently underway to evaluate the potential of Visudyne in combination with the steroid triamcinalone, including three independent trials and one we have initiated with the National Eye Institute at the National Institute of Health. We are also planning a combination trial of Visudyne and an anti-vascular endothelial growth factor, or anti-VEGF, in mid-2005.

      As a part of, or in addition to, the planned combination trials, we will be investigating reduced fluence, or light levels, in the use of Visudyne therapy to study the impact on the efficacy and safety of the treatment.

      ELIGARD(R) 11.25-MG THREE-MONTH

      Our collaborative partner Sosei Co. Ltd., or Sosei, plans to initiate a Phase III bio-equivalence study in Japan with respect of this formulation for the treatment of prostate cancer during 2005 or 2006.

      DAPSONE TOPICAL CREAM

      Dapsone topical cream is under development for the treatment of Rosacea. We have completed preclinical studies and plan to file an investigational new drug application, or IND, and initiate Phase I studies in 2005.

      ATRIGEL(R)-OCTREOTIDE THREE-MONTH

      We have developed a formulation of octreotide in the Atrigel delivery system for the treatment of the symptoms of carcinoid syndrome and/or acromegaly. We have completed preclinical studies and plan to file an IND and initiate Phase I clinical studies in 2005.

      LEMUTEPORFIN

      Lemuteporfin (which we previously referred to as QLT0074) is a proprietary photosensitizer to which we have all rights. We are currently developing lemuteporfin for the treatment of benign prostatic hyperplasia. We halted investigation of lemuteporfin for the treatment of androgenetic alopecia during 2004.

            Benign Prostatic Hyperplasia

      Benign prostatic hyperplasia, or BPH, is the most common prostatic disease. According to the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, over 50% of men in their sixties and older have symptoms of BPH. It is a progressive condition that results from an excessive benign growth of prostatic tissue. The majority of patients with this disease will experience developing symptoms of urinary obstruction (lower urinary tract symptoms) of progressive severity. The methods of managing BPH symptoms depend upon the severity of the symptoms. Treatments range in severity from pharmacological treatment to minimally invasive therapy, and finally prostate resection.

      We concluded a Phase I/II proof of concept clinical study of lemuteporfin for the treatment of BPH in 2004. The results showed that the treatment was well tolerated by most patients and indications of early efficacy with a 3-month improvement in average American Urological Association, or AUA, symptom scores in all cohorts. We plan to continue development of lemuteporfin for BPH in a Phase II study that will be initiated in the second quarter of 2005. This controlled dose-ranging trial will include 180 patients across 25 centers. Enrollment is expected to conclude by the end of 2005 with six-month follow-up and results in 2006.

OUR PROPRIETARY TECHNOLOGIES

      PHOTODYNAMIC THERAPY

      Our product Visudyne utilizes our patented photodynamic therapy, or PDT, technology.

      PDT is a minimally invasive medical procedure that utilizes photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue (such as the formation of solid tumors and abnormal blood vessels). PDT is a two-step process. First, the photosensitizer is administered to the patient by intravenous infusion or other means; depending on the condition being treated. Second, a pre-determined dose of non-thermal light is delivered at a particular wavelength to the target site to interact with the photosensitizer. The photosensitizer traps energy from the light and causes oxygen found in cells to convert to a highly energized form called "singlet oxygen" that causes cell death by disrupting normal cellular functions. Because the photosensitizer and light have no effect unless combined, PDT is a relatively selective treatment that minimizes damage to normal surrounding tissue and allows for multiple courses of therapy.

      For ocular PDT applications non-thermal lasers provide the necessary intensity of light required. For applications of PDT to internal organs, physicians use lasers and fiber optics to deliver the appropriate intensity of light to abnormal tissue.

      ATRIGEL(R) SYSTEM FOR INJECTABLE SUSTAINED RELEASE DRUG DELIVERY

      Our Eligard products and dental products utilize the Atrigel drug delivery system, our patented technology for the sustained release of drugs.

      The Atrigel drug delivery system consists of biodegradable polymers, similar to those used in biodegradable sutures, dissolved in biocompatible carriers. Pharmaceuticals may be blended into this liquid delivery system at the time of manufacturing or, depending upon the product, may be added later by the physician at the time of use. When the liquid product is injected through a small gauge needle or placed into accessible tissue sites through a cannula, displacement of the carrier with water in the tissue fluids causes the polymer to precipitate, forming a solid film or implant. The drug encapsulated within the implant is then released in a controlled manner as the polymer matrix biodegrades over a specified time period. Depending upon the patient's medical needs, the Atrigel system can deliver small molecules, peptides or proteins over a period ranging from days to months.

      We believe that the Atrigel system may provide benefits over traditional methods of drug administration such as tablets or capsules, injections and continuous infusion as a result of the following properties:

      - Broad Applicability - The Atrigel system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds, including peptides and proteins.

      - Systemic Drug Delivery - The Atrigel system can also be used to provide sustained drug release into the systemic circulation.

      - Customized Continuous Release and Degradation Rates -- The Atrigel system can be designed to provide continuous release of incorporated pharmaceuticals over a targeted time period thereby reducing the frequency of drug administration.

      - Biodegradability - The Atrigel system will biodegrade and does not require removal when the drug is depleted.

      - Ease of Application - The Atrigel system can be injected or inserted as flowable compositions, such as solutions, gels, pastes, and putties, by means of ordinary needles and syringes, or can be sprayed or painted onto tissues.

      - Safety - All current components of the Atrigel system are biocompatible and have independently established safety and toxicity profiles.

      SOLVENT MICROPARTICLE SYSTEM FOR TOPICAL DRUG DELIVERY

      Our Aczone product utilizes our patented proprietary Solvent Microparticle System, or SMP(TM). The SMP technology comprises a two-stage system designed to provide topical delivery of highly water-insoluble drugs to the skin. The combination of dissolved drug with a microparticle suspension of the drug in a single formulation allows a controlled amount of the dissolved drug to permeate into the epidermal layer of the skin, while a high level of the microparticle drug is maintained just above the outermost layer of the skin for later delivery.

SIGNIFICANT COLLABORATIVE ARRANGEMENTS

      NOVARTIS OPHTHALMICS - JOINT COMMERCIALIZATION OF VISUDYNE(R) WORLDWIDE

      Since 1995 we have had a contractual collaboration, which we often refer to as an alliance, with Novartis Ophthalmics, a division of Novartis Pharma AG, for the worldwide joint development and commercialization of PDT products for eye diseases, including Visudyne. Under the terms of our collaboration agreement, we are responsible for manufacturing and product supply of Visudyne and Novartis Ophthalmics is responsible for marketing and distribution. We and Novartis Ophthalmics share equally the profits realized on revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties).

      Our agreement with Novartis is in effect for a term expiring June 30, 2014, renewable by the parties for two further five year terms. Either our Company or Novartis may terminate the NVO Co-development Agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency of the other, or on 60 days notice to the other. The agreement provides that, if Novartis were to terminate the agreement on 60 days notice to our Company, it would be required to pay us a reasonable royalty on sales of Visudyne thereafter.

      SANOFI-AVENTIS GROUP - MARKETING OF ELIGARD(R) IN THE U.S. AND CANADA

      Since late 2000, we have had a marketing agreement with sanofi-aventis under which sanofi-aventis is the exclusive marketer of our Eligard 7.5-mg one-month, 22.5-mg three-month, 30-mg four-month and 45-mg six-month prostate cancer products in the U.S. and Canada. Our agreement provides that we manufacture the Eligard products and receive an agreed upon transfer price from sanofi-aventis as well as royalties on product sales.

      MEDIGENE AG AND YAMANOUCHI U.K. LIMITED - MARKETING OF ELIGARD(R) IN
      EUROPE

      Since 2001, Medigene has been our development and regulatory partner for Eligard in Europe. In 2004 we and Medigene selected Yamanouchi as the exclusive marketer of the Eligard product line in Europe. Under the terms of our agreements with both companies, we manufacture Eligard products and receive from MediGene an agreed upon transfer price, royalties from sales and certain reimbursement for development expenses.

      SOSEI CO., LTD. - REGULATORY APPROVAL AND COMMERCIALIZATION OF ELIGARD(R)- JAPAN

      Since 2003, we have had an exclusive licensing agreement with Sosei to develop and commercialize our Eligard 3.75-mg one-month and 11.25-mg three-month products in Japan. Sosei is responsible for the Japanese regulatory submissions for those products. In February 2005, Sosei filed for approval of the Eligard 3.75-mg one-month formulation. In December 2003, Sosei entered into a co-promotion agreement with Nippon Organon K.K. for the Eligard products in Japan. Under that agreement, upon commercialization, Nippon Organon and Sosei will be responsible for co-marketing of Eligard in Japan.

      OTHER ELIGARD(R) MARKETING COLLABORATIONS

      We have partnered with a number of other companies to market Eligard products throughout the world. Our Eligard marketing collaborations are set out in the following table:

                       ELIGARD(R) MARKETING COLLABORATIONS

COMPANY                             TERRITORY
===============================     =================================================================
Han All Pharmaceutical Co.          Korea

Key Oncologics                      South Africa

Luxembourg Pharmaceuticals, Ltd.    Israel

Mayne Pharma Pty, Ltd.              Australia, New Zealand

MediGene AG through its             Albania, Andorra, Armenia, Austria, Azerbaijan, Belarus, Belgium,
sublicensee, Yamanouchi U.K.        Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, Czech
Ltd.                                Republic, Denmark, Estonia, Finland, France, Georgia, Germany,
                                    Greece, Hungary, Iceland, Ireland, Italy, Latvia, Liechtenstein,
                                    Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway,
                                    Poland, Portugal, Republic of Moldova, Romania, Russian
                                    Federation, San Marino, Slovakia, Slovenia, Spain, Sweden,
                                    Switzerland, The former Yugoslav Republic of Macedonia, Turkey,
                                    Ukraine, and United Kingdom, the Vatican City and Yugoslavia.

Ranbaxy Laboratories Ltd.           India

Sanofi-aventis Group                U.S., Canada

Sosei Co., Ltd.                     Japan

Tecnofarma International Ltd.       Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica,
                                    Dominican Republic, Ecuador, El Salvador, French Guiana,
                                    Guatemala, Guyana, Honduras, Mexico, Nicaragua, Panama,
                                    Paraguay, Peru, Suriname, Uruguay, Venezuela

      FUJISAWA HEALTHCARE, INC. - ACZONE(TM) DEVELOPMENT AND COMMERCIALIZATION IN NORTH AMERICA

      Fujisawa Healthcare, Inc., or Fujisawa, has been our collaborative partner for the development and commercialization of Aczone in North America. Our collaboration, license and supply agreement grants Fujisawa the exclusive North American marketing and distribution rights for our Aczone acne treatment product. Upon commercialization, we will manufacture Aczone and will receive from Fujisawa an agreed upon transfer price as well as a royalty on sales of Aczone. As part of our collaboration with Fujisawa, we are also co-developing additional indications for the topical use of dapsone. For these additional indications, Fujisawa is responsible for a significant portion of the research and development costs.

      SANDOZ INC. - MARKETING OF GENERIC PRESCRIPTION DERMATOLOGY PRODUCTS -
      U.S.

      We entered into a development and supply agreement with Sandoz, Inc., or Sandoz, a subsidiary of Novartis Pharma AG,to develop generic topical prescription dermatology products for the U.S. Under the terms of the agreement, we are responsible for validation, formulation, and development, including required clinical studies and regulatory submissions for the products. Sandoz is responsible for commercialization of the products. Sandoz reimburses us for one half of the research and development expenses we incur, and both parties share equally in the net profits from the sale of the products.

      PFIZER, INC. - COLLABORATIVE RESEARCH AND OUT-LICENSE OF OUR DRUG DELIVERY TECHNOLOGY

      In 2000, we entered into a non-exclusive comprehensive research and worldwide licensing agreement with Pfizer Inc., or Pfizer, to provide Pfizer with rights to our proprietary drug delivery systems in the development of new Pfizer products. Under this agreement, Pfizer provides funding to develop sustained release formulations of selected Pfizer compounds. We have co-manufacturing rights and will receive royalties on the sales of products that are successfully developed and commercialized under this agreement and certain milestone payments. This is a five year agreement renewable after five years unless either party elects to terminate.

      In January 2004, Pfizer completed Phase I clinical testing of a novel bone growth product formulated in our Atrigel sustained-release drug delivery system. Pfizer has announced its intention to advance the product into additional human clinical testing. As of December 31, 2004, all other products under our agreement with Pfizer were in preclinical stages of development.

      BIO DELIVERY SCIENCE INTERNATIONAL - OUT-LICENSE OF BEMA TECHNOLOGY

      In July 2004, we entered into an agreement with Arius Pharmaceuticals, Inc., now Bio Delivery Systems International, or BDSI, to develop and market our proprietary Bio Erodible Muco Adhesive, or BEMA, drug delivery system. The BEMA delivery system is a polymer-based system designed to deliver systemic levels of drugs across oral mucosal tissues. All research and development related to the BEMA technology, including ownership of three existing INDs and certain manufacturing equipment were transferred to BDSI. Under the terms of the agreement, we may receive cash payments upon achievement of milestones, including up to an aggregate of $5 million with respect to the first two products, an additional $1 million with respect to each additional product thereafter, and $2 million upon achieving a certain level of net sales. We may also receive reimbursement for research and development support and royalties on commercial sales of BEMA products.

PRODUCT MANUFACTURING

      Visudyne is currently manufactured in stages by several contract facilities located in the U.S., Canada, Europe and Japan. We have long-term supply agreements with Raylo Chemicals Inc., Nippon Fine Chemicals of Japan, Parkedale Pharmaceuticals Co., Ltd., Orgapharm S.A.S., a subsidiary of Orgasynth (formerly Merck Sante), Harimex Ligos BV and Sato Pharmaceuticals Co., Ltd. for manufacturing activities in the commercial production of Visudyne. The key starting materials for the Visudyne manufacturing process are secured by long-term supply agreements.

      We manufacture our full line of Eligard finished products, Aczone topical dermatological product, generic dermatology products, and dental products at our 58,000 square foot manufacturing facility in Fort Collins, Colorado. Some intermediate portions of the manufacturing process are performed by a third party (See Risk Factors). We also enter into selective agreements to perform contract manufacturing of third party products in order to utilize available manufacturing capacity at this facility.

      A pilot manufacturing facility was recently constructed within our existing headquarters in Vancouver, British Columbia. This facility will be used in conjunction with our Fort Collins facility to produce clinical trial material for development programs.

      We own substantially all of our laboratory and manufacturing equipment, which we consider to be adequate for our research, development and testing requirements for the foreseeable future.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

      The geographic information required herein is contained in Note 21 to our Consolidated Financial Statements "Segmented Information" of this Annual Report on Form 10-K and is incorporated by reference herein.

SUPPLY OF MEDICAL LASERS REQUIRED FOR VISUDYNE THERAPY

      Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We do not manufacture the lasers required to deliver this light. Diode laser systems required for Visudyne therapy are manufactured and sold by at least two medical device companies, Carl Zeiss-Meditic AG, and Lumenis Ltd., formerly Coherent Inc. We collaborate with Lumenis and Carl Zeiss-Meditic for the supply of lasers for use in conjunction with Visudyne therapy. Both Lumenis and Carl Zeiss-Meditic have portable diode lasers that have been commercially approved for use with Visudyne in the U.S., Europe and elsewhere. Approximately 2,000 of these diode lasers have been placed with medical facilities around the world. (See "Risk Factors").

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

      We seek to protect our proprietary technology by obtaining patents to the extent we consider it advisable, and by taking contractual measures and other safeguards to protect our trade secrets and innovative ideas We currently own or have acquired rights to a number of patents and patent applications for the technologies utilized in our commercial products and products under review and in development in the U.S., Canada and other jurisdictions.

      Our policy is to file patent applications on a worldwide basis in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy. The most significant patents owned or licensed by us are described below.

      VISUDYNE(R)

      Verteporfin, the active ingredient in Visudyne, is protected by granted patents in major markets. These patents are owned by the University of British Columbia, or UBC, and exclusively licensed by us. We entered into a license agreement with UBC in 1988 which granted us a worldwide exclusive royalty-bearing license, with the right to sublicense, to know-how and patents relating to porphyrin derivates, including verteporfin, the active ingredient in Visudyne. The license terminates upon the expiration of all of the licensed patents. UBC has the right to terminate the license upon: our bankruptcy or winding up, our failure to pay royalties owing, or our breach of contract which is not remedied within 30 days.

      In the United States, verteporfin is covered by Patent Nos. 4,920,143 and 5,095,030, both having an expiration date of April 24, 2007. We have applied for, and expect to be granted, a term extension of Patent No. 5,095,030 pursuant to U.S. legislation that allows the extension of the term of one patent relating to a product that is subject to regulatory review. Based upon the FDA's determination of the regulatory review period for Visudyne, published in the Federal Register on September 28, 2004 (Vol. 69, No.187) the term of the 5,095,030 patent could be extended until January 5, 2012. In Europe, verteporfin is covered by European Patent 0352076, for which we applied for and received an extension of patent term until July 18, 2014. In Japan, verteporfin is covered by JP 2834294, having an expiration date of January 20, 2008 and JP 2137244, having an expiration date of July 19, 2009. We have applied for, and expect to receive, an extension of patent term for both of these patents.

      We also have an exclusive worldwide license from the Massachusetts General Hospital, or MGH, of MGH's rights in a U.S. patent relating to verteporfin which MGH owns jointly with us, and to all foreign equivalents (which rights are non-exclusive if exclusive rights are not available in any foreign jurisdiction). The term of the MGH license continues on a country by country basis for so long as any such patent right remains in effect. The U.S. patent expires in 2015. Under the MGH license, we make royalty payments to MGH based on Visudyne sales.

      We own or exclusively license patents covering the Visudyne drug product relating to the lipid-based formulation of verteporfin. U.S. Patent No. 5,214,036, which expires on May 25, 2010, is owned by the UBC and exclusively licensed by us. U.S. Patent No. 5,707,608 expires on August 2, 2015, with foreign equivalents expiring in 2016. U.S. Patent No. 6,074,666 expires on February 5, 2012, with foreign equivalents expiring in 2013. In addition to these patents, we own or license several patents and patent applications covering alternative formulations of verteporfin.

      We own or license patents covering certain approved uses of Visudyne. U.S. Patent Nos. 4,883,790 and 5,283,225, both of which expire on January 20, 2006, cover methods of treating target tissues and destroying unwanted cells using Visudyne and are owned by UBC and exclusively licensed to us. U.S. Patent No. 5,756,541, expiring on March 11, 2016, with foreign equivalents expiring in 2017, is co-owned by Novartis and us and covers methods of using Visudyne to improve visual acuity in subjects having unwanted ocular neovasculature. U.S. Patent No. 5,798,349, which expires on August 25, 2015, is co-owned by us, Massachusetts General Hospital and Massachusetts Eye and Ear Infirmary and covers methods of treating AMD using Visudyne. U.S. Patent No. 5,770,619, which expires on November 12, 2012, with foreign equivalents expiring in 2013, is owned by UBC and exclusively licensed to us and covers methods of using Visudyne to treat neovasculature involving a reduced interval between drug and light administration. In addition to these patents covering on-label uses of Visudyne, we own or license several other patent applications relating to alternative methods of using Visudyne in the treatment of ocular diseases, including AMD.

      LEMUTEPORFIN (PREVIOUSLY CALLED QLT0074)

      Lemuteporfin is protected by granted patents in major markets. All of these patents are jointly owned by UBC and us. UBC has exclusively licensed these patents to us. In the U.S., lemuteporfin is covered by Patent No. 5,929,105 which has an expiration date of May 7, 2017. If lemuteporfin is approved by the FDA for marketing in the U.S., we plan to apply for a term extension for U.S. Patent No. 5,929,105 pursuant to U.S. legislation that allows the extension of the term of one patent relating to a product that is subject to FDA review. In Europe, we own European Patent No. 983273 covering lemuteporfin. This patent has been granted and was subsequently validated in 18 European jurisdictions including France, Germany, Italy, Spain, and the United Kingdom. All of the resultant national patents have an expiration date of May 6, 2018. Where national law allows, we plan to apply for Supplementary Protection Certificates for the patents resulting from European Patent 983273 pursuant to the relevant European Union Regulation. In Japan we own Japanese Patent 3378889 covering lemuteporfin, which has an expiration date of May 6, 2018. We intend to apply for a term extension for this patent.

      We own or license patents and patent applications covering the use of lemuteporfin in prostatic disorders such as benign prostatic hyperplasia. If the pending applications are granted, these patent rights will expire from 2013 to 2024.

      We own additional patent applications covering alternative formulations and methods of use of lemuteporfin.

      We own or license additional patent applications relating to photodynamic therapy, including numerous other photosensitizers, and methods of using photosensitizers.

      ELIGARD(R)

      The Eligard one-, three-, four- and six-month products are protected by granted patents in major markets. We own the following U.S. granted patents covering the Atrigel drug delivery system used to deliver leuprolide acetate, the active ingredient in the Eligard product: 4,938,763, expiring on October 3, 2008, 5,278,201, expiring on January 11, 2011, 5,324,519, expiring on June 28,
2011, 5,599,552, expiring on February 4, 2014, 5,739,176, expiring on October 3, 2008, and RE37950, expiring on October 3, 2008. The Atrigel drug delivery system is protected in Europe by European Patent 436667, expiring on September 27, 2009, and European Patent539751, expiring on October 1, 2012 and in Japan by Japanese Patent 2992046, expiring on September 27, 2009.

      Our U.S. Patents Nos. 6,626,870 and 6,773,714, both expiring on October 28, 2018, cover the Eligard drug products, and methods of making and using them. Foreign equivalents of these patents are pending in Europe, Japan, Canada and other countries.

      ACZONE(TM)

      We own a number of patents which protect Aczone in major markets. In the U.S., Aczone is covered by Patent Nos. 5,863,560 and 6,620,435 which have expiration date of September 11, 2016. In Europe, Aczone is covered by European Patent No.957900. This patent has been granted and was subsequently validated in 17 European jurisdictions including France, Germany, Italy, Spain, and the United Kingdom. All of the resultant national patents have an expiration date of September 10, 2017. Equivalent applications or patents exist in Australia, Canada, and Japan. We also own patent applications covering Aczone. If granted, these patent rights will expire from 2022 to 2025.

      GENERALLY

      In addition to patent protection, we also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas.

      We require our collaborative partners and potential business partners, consultants and employees who might have access to or be provided with proprietary information to sign confidentiality undertakings.

      Our patent position and proprietary technologies are subject to certain risks and uncertainties. Although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to its validity or as to enforceability of its claims. Accordingly, there can be no assurance that our patents will afford legal protection against competitors, nor can there be any assurance that the patents will not be infringed by others, nor that others will not obtain patents that we would need to license.

      Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with its corporate partners, collaborators, employees and consultants and other appropriate means, there can be no assurance these measures effectively will prevent disclosure of our proprietary information or that others will not develop independently or obtain access to the same or similar information or that our competitive position will not be affected adversely thereby.

      There are four pending lawsuits relating to our patent rights. We discuss those lawsuits in more detail in the section of this report headed "Legal Proceedings", which we encourage you to read.

      We have included information about these and other risks and uncertainties relating to protection of our proprietary information under the heading "Risk Factors".

      Our products and services are sold around the world under brand-name trademarks which we own or are authorized to use by others. We have several registered trademarks in the U.S. and Canada and in other jurisdictions.

INTERNATIONAL DENTAL BUSINESS

      Since February 2000, our wholly owned subsidiary Atrix Laboratories GmbH, based in Germany, has managed our business relationships with European distributors for dental products. Atrix Laboratories GmbH currently holds the marketing authorizations for European sales of Atridox. In 2005, we began closing the operations of Atrix Laboratories GmbH, as part of our plan to significantly reduce our international dental business. Our international dental business is not material to our overall business.

COMPETITION

      The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which have financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing products, conducting preclinical and clinical testing, obtaining regulatory approvals, manufacturing and marketing. In addition, many biopharmaceutical companies have formed collaborations with large, established pharmaceutical companies to support research, development and commercialization of products that may be competitive with our products. Academic institutions, government agencies and other public and private research organizations also are conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. The existence of these products, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

      VISUDYNE(R)

      We are aware of a number of competitors or potential competitors to Visudyne.

      In January 2005, Eyetech Pharmaceuticals, Inc., in partnership with Pfizer, commercially launched its product Macugen(R), which has FDA approval for treatment of all forms of wet AMD. Macugen now competes with Visudyne.

      In addition, Alcon, Inc. has announced that it has completed its final submission to the FDA in respect of its pending NDA for its product Retaane(R), for the treatment of wet AMD. Alcon has also submitted European Marketing Authorization Applications for this product. Alcon recently announced that it has obtained priority review and expects a decision from the FDA in May of 2005. If that decision is favorable, it is possible that Retaane could be competing with Visudyne as early as during 2005.

      Genentech, Inc., in collaboration with Novartis Pharma AG, is currently conducting two Phase III studies of its product Lucentis, for the treatment of AMD. Data from the two ongoing Phase III trials is expected in the second and fourth quarters of 2005 respectively. If that data is successful, this product could be commercially launched during 2006.

      We believe that Iridex Corporation, Genaera Corporation and GenVec, Inc. are also developing or may develop competitive therapies targeted for wet AMD employing different technologies. We also believe that Visudyne could be competing against surgical or other treatments for AMD, including macular translocation, submacular surgery and laser photocoagulation, among others.

      ELIGARD(R)

      There are a number of approved products on the market with which our Eligard products compete. These include AstraZeneca's Zoladex(R) product, Bayer Pharmaceuticals Corporation's Viadur(R) product, Pfizer's Trelstar(R) product and TAP Pharmaceuticals, Inc.'s Lupron(R) product.

      ACZONE(TM)

      Upon FDA approval and commercialization, our Aczone product will directly compete against several other prescription topical products for the treatment of acne. These include, but are not limited to, erythromycin/benzoyl peroxide, clindamycin/benzoyl peroxide, tretinoin, and adapalene products. Aczone will also compete indirectly with systemic prescription products and topical over-the-counter therapies.

      ATRIDOX, ATRISORB, ATRISORB-D

      Competitors of our dental products include OraPharma, Inc., whose Arestin(TM) product is used for the treatment of periodontal disease.

      GENERALLY

      We are also aware that other companies are engaged in the development of products that might become competitive to our products, but none are considered as advanced as those of the companies mentioned above.

      We believe that these competitors are or might be conducting preclinical studies and clinical testing on their own or with certain third parties in various countries for a variety of diseases and medical conditions in which we have ongoing development programs. These and other companies also may be involved in competitive activities of which we are not aware.

      An important competitive factor is the timing of market introduction of products by us or our competitors. Accordingly, the relative speed with which we and our present and future collaborative partners can develop products, complete the clinical trials and approval processes and supply commercial quantities of products to the market is critical.

      Our competition will be determined in part by the potential indications for which our products are developed and ultimately approved by regulatory authorities. The development by competitors of new treatment methods for those indications for which we are developing products could render our products non-competitive or obsolete. We expect that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and intellectual property protection.

GOVERNMENT REGULATION

      The research and development, preclinical studies and clinical trials, and ultimately, the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. The U.S. Food, Drug and Cosmetic Act and its regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, clearance, advertising and promotion of our products. Preclinical studies, clinical trials and the regulatory approval process typically take years and require the expenditure of substantial resources. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

      FDA REGULATION -- APPROVAL OF THERAPEUTIC PRODUCTS

      Visudyne, Eligard, Aczone, our generic dermatology products, as well as our Atridox and Doxirobe Gel products are regulated in the U.S. as drugs. The steps ordinarily required before a drug may be marketed in the U.S. include:

      -     preclinical studies;

      - the submission of an IND to the FDA, which must become effective before human clinical trials may commence;

      - adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

      -     the submission of an NDA or ANDA to the FDA; and

      -     FDA approval of the application, including approval of all labeling.

      Preclinical tests include laboratory evaluation of product chemistry and formulation as well as animal studies to assess the potential safety and efficacy of the product. Preclinical tests must be conducted in compliance with good laboratory practice regulations. The results of preclinical testing are submitted as part of an IND to the FDA. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period, or anytime thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization.

      Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacology and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

      -     assess the efficacy of the drug in specific, targeted indications;

      -     assess dosage tolerance and optimal dosage; and

      -     identify possible adverse effects and safety risks.

      If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at multiple study sites. Phase I, Phase II or Phase III clinical studies may not be completed successfully within any specified time period, if at all, with respect to any of our products subject to such testing.

      After successful completion of the required clinical testing, generally an NDA is submitted. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Food, Drug and Cosmetic Act and User Fee legislation, the FDA has up to 12 months in which to review the NDA and respond to the applicant. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final FDA approval of the NDA. When, and if, those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. If the FDA's evaluation of the NDA or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter that often requires additional testing or information. Even if regulatory approval is obtained, a marketed product and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of certain side effects after a drug is on the market or the occurrence of manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling.

      Failure to comply with the FDA or other applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, or total or partial suspension of production. In addition, non-compliance may result in the FDA's refusal to approve pending NDAs or supplements to approved NDAs, pre-market approval application, or PMA, or PMA supplements and the FDA's refusal to clear pre-market notifications of new medical devices.

      FDA REGULATION - APPROVAL OF MEDICAL DEVICES

      Our Atrisorb GTR Barrier products are regulated in the U.S. as medical devices. Certain medical devices are generally introduced to the market based on a pre-market notification, or 510(k) submission, to the FDA. Under a 510(k) submission, the sponsor establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not required registration through a pre-market approval, or PMA. If the sponsor cannot demonstrate substantial equivalence, the sponsor will be required to submit a PMA, which generally requires preclinical and clinical trial data, to prove the safety and effectiveness of the device.

      FDA REGULATION - POST-APPROVAL REQUIREMENTS

      Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each U.S. drug and device-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA's current good manufacturing practices, or cGMP, if the facility manufactures drugs, and quality system regulations, or QSRs, if the facility manufactures devices. In complying with cGMP and QSRs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

      The FDA also regulates labeling and promotional activities. Further, we must report certain adverse events involving our drugs and devices to the FDA under regulations issued by the FDA.

      EUROPEAN REGULATION - APPROVAL OF MEDICINAL PRODUCTS

      Our Eligard and Atridox products are regulated in Europe as medicinal products. In 1993, legislation was adopted which established a new and amended system for the registration of medicinal products in the European Union, or EU. The objective of this system is to prevent the existence of separate national approval systems that have been a major obstacle to harmonization. One of the most significant features of this system was the establishment of a European Agency for the Evaluation of Medicinal Products. Under this system, marketing authorization may be submitted at either a centralized or decentralized level.

      The Centralized Procedure is administered by the European Agency for the Evaluation of Medicinal Products. This procedure is mandatory for the approval of biotechnology products and is available at the applicant's option for other innovative products. The Centralized Procedure provides, for the first time in the EU, for the granting of a single marketing authorization that is valid in all EU member states.

      REGULATORY CONSIDERATIONS FOR OVER THE COUNTER DRUG PRODUCTS

      An over the counter, or OTC, drug may be lawfully marketed if:

      -     the drug is generally recognized as safe and effective, or GRAS/E;

      -     the drug is the subject of an approved NDA; or

      - the drug complies with a tentative final or final monograph published by the FDA as part of the OTC review.

      Prior FDA approval is required only if an NDA is submitted. A company makes the determination as to which route to market is the most appropriate. If a company determines that the drug product is GRAS/E or is covered in a monograph, it is the company's responsibility to substantiate the safety and efficacy of the formulation and that the dosage form and claims are applicable under GRAS/E or monograph status. Most OTC drug products are marketed pursuant to an FDA monograph.

      There are several other regulatory requirements applicable to all OTC drug products. These requirements pertain to labeling, drug registration and listing, and manufacturing. With regard to labeling, the regulations require certain language for statement of identity, net contents, adequate directions for use, and name and address of the manufacturer, and their placement on the finished package, as well as additional warning statements when relevant to the product. All OTC manufacturers must register their establishments with the FDA and submit to the FDA a list of products made within five days after beginning operations, as well as submit a list of products in commercial distribution. The FDA must inspect all registered establishments at least every two years and OTC drug products must be manufactured in accordance with cGMP regulations. If the FDA finds a violation of cGMPs, it may enjoin a company's operations, seize product, or criminally prosecute the manufacturer.

      ABBREVIATED NEW DRUG APPLICATIONS (ANDAS)

      Any products emanating from our generic topical dermatological business are subject to the ANDA approval process. The Food, Drug and Cosmetic Act, as amended in 1984, established a statutory procedure to permit the marketing approval for duplicate and related versions of previously approved pioneer drug products. The procedure provides for approval of these "duplicate" or generic drugs through an ANDA. The process provides for approval for duplicate or related versions of approved drugs whose patents have expired and that have been shown through the ANDA requirements to be as safe and effective as their brand name counterparts but without the submission of duplicative safety and efficacy data. Therefore, the process is intended to encourage competition by decreasing the time and expense of bringing generic drugs to market.

      Generic drug products are required to be shown as bioequivalent to the pioneer drug product via an in-vivo bioavailability study. In addition, the ANDA must contain information on the production and analytical testing of the drug product and provide a certification regarding patent status of the pioneer drug. To obtain approval, the ANDA must verify that the generic drug product is bioequivalent to the pioneer drug product, that the necessary procedures and controls are in place to produce the generic product under cGMP and that the applicant has complied with the patent requirements of the Food, Drug and Cosmetic Act.

      The innovator company holding patents for the pioneer drug product may challenge an ANDA on the basis of alleged patent infringement. Such a legal challenge can delay the approval of an ANDA for up to 30 months. Post approval, generic drug products are subject to labeling, promotional, and cGMP compliance requirements.

      ADDITIONAL REGULATORY ISSUES

      Under the Drug Price Competition and Patent Term Restoration Act of 1984, a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. This law also establishes a period of time following approval of a drug during which the FDA may not accept or approve applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. We cannot provide assurance that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.

      Various aspects of our business and operations are regulated by a number of other governmental agencies including the U.S. Occupational Safety and Health Administration and the SEC.

THIRD-PARTY REIMBURSEMENT

      Government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations and private insurers, fund the cost of a significant portion of medical care in the U.S. Governmental imposed limits on reimbursement of hospitals and other health care providers have significantly impacted their spending budgets. Under certain government insurance programs, a health care provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers to be more selective in the purchase of medical products.

      Significant uncertainty exists as to the reimbursement status of newly approved health care products, and we cannot provide assurance that adequate third-party coverage will be available. Limitations imposed by government and private insurance programs and the failure of certain third-party payers to fully, or substantially reimburse health care providers for the use of the products could seriously harm our business.

LIABILITY AND PRODUCT RECALL

      The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product defects. The use of our products in clinical trials and the sale of such products may expose us to liability claims alleged to result from the use of such products. These claims could be made directly by patients or consumers, healthcare providers or others selling the products. In addition, we are subject to the inherent risk that a governmental authority may require the recall of one or more of our products. We currently carry clinical trials and product liability insurance in amounts up to $25 million to cover certain claims that could arise during the clinical studies or commercial use of our products. Such coverage and the amount and scope of any coverage obtained in the future may be inadequate to protect us in the event of a successful product liability claim, and there can be no assurance that the amount of such insurance can be increased, renewed or both. A successful product liability claim could materially adversely affect the business, financial condition or results of operations.

      Further, liability claims relating to the use of our products or a product recall could negatively affect our ability to obtain or maintain regulatory approval for our products. We have agreed to indemnify certain of our collaborative partners against certain potential liabilities relating to the manufacture and sale of our products.

RESEARCH AND DEVELOPMENT

      During the years ended December 31, 2004, 2003, and 2002, our total research and development expenses were $50.1 million, $44.9 million and $42.3 million respectively. See: "Our Products in Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HUMAN RESOURCES

      As of March 1, 2005 we had 474 employees, 317 of whom were engaged in research, development, clinical and regulatory affairs, manufacturing and process development, and medical devices, and 157 of whom were engaged in administration, corporate communications, corporate development, finance, information technology, human resource, legal and marketing and sales planning. None of our employees belongs to a labor union and we consider our relationship with our employees to be good. We believe we offer competitive compensation.

                             OUR EXECUTIVE OFFICERS

      Set out below is certain information with respect to our executive officers as of March 15, 2005:

                    NAME                            AGE                         POSITION
-------------------------------------------         ---      -------------------------------------------------------
Paul J. Hastings...........................         45       President, Chief Executive Officer and Director

Mohammad Azab, M.D.........................         49       Executive Vice President, Research and Development and
                                                             Chief Medical Officer

Robert L. Butchofsky.......................         43       Senior Vice President, Marketing and Sales Planning

Alain H. Curaudeau.........................         48       Senior Vice President, Project Planning and Management

Michael J. Doty............................         58       Senior Vice President and Chief Financial Officer

Michael Duncan.............................         42       President, QLT USA, Inc.

Therese Hayes..............................         38       Vice President, Corporate Communications and
                                                             Investor Relations

                    NAME                            AGE                         POSITION
-------------------------------------------         ---      -------------------------------------------------------
Linda M. Lupini............................         45       Senior Vice President, Human Resources and
                                                             Organizational Development

William J. Newell..........................         47       Senior Vice President and Chief Business Officer

Jim Redenbarger............................         51       Vice President, Operations

      Paul J. Hastings was appointed President, Chief Executive Officer and a Director of the Company effective February 17, 2002. From January 2001 to February 15, 2002, Mr. Hastings was President, CEO and a Director of Axys Pharmaceuticals, Inc., where he was responsible for all aspects of the organization including leading the strategic acquisition of Axys by Celera Corporation. Since starting his career in 1984 with Hoffman La Roche, Mr. Hastings has held various positions of increasing responsibility with notable biotech and pharmaceutical companies. From June 1999 to January 2001, Mr. Hastings was President of Chiron BioPharmaceuticals. From June 1998 to June 1999, Mr. Hastings was President and Chief Executive Officer of LXR Biotechnology. From 1994 to 1998, amongst his positions of increasing responsibility at Genzyme, Mr. Hastings was Vice-President, Global Marketing, Genzyme Corporation; Vice-President, General Manager of Genzyme Therapeutics Europe; President, Genzyme Therapeutics Europe; and President, Genzyme Therapeutics Worldwide. From 1988 to 1994, included in Mr. Hastings' increasing positions of responsibility at Synergen, Mr. Hastings was Vice-President, Marketing and Sales of Synergen, Inc. and Vice-President, General Manager of Synergen Europe, Inc. Mr. Hastings holds a Bachelor of Science in Pharmacy from the University of Rhode Island. Mr. Hastings is a member of the boards of directors of several organizations including ViaCell Inc., B.C.'s Leading Edge Endowment Fund and Arriva Pharmaceuticals.

      Mohammad Azab, M.D., joined the Company as Vice President, Clinical Research and Medical Affairs in 1997 and was promoted to Senior Vice President, Clinical Research and Medical Affairs in March 2000. Dr. Azab became Executive Vice President, Research and Development and Chief Medical Officer in 2003. Prior to joining QLT, Dr. Azab spent five years with Zeneca Pharmaceuticals in Manchester, England, where he was responsible for international clinical development of oncology and gynaecology drugs and three years with sanofi as worldwide medical manager of oncology. Dr. Azab has been actively involved in the development of several currently approved drugs mainly in the fields of oncology and ophthalmology. Before joining industry, Dr. Azab practiced as an oncologist and lectured in oncology at the Institute Gustave Roussy, the University of Paris-Sud in France and at Cairo University in Egypt. Dr. Azab has authored over one hundred papers and abstracts and is a member of the American Society of Clinical Oncology and the European Society of Medical Oncology. Dr. Azab obtained his medical degree from Cairo University and post-graduate degrees from the University of Paris-Sud and the University of Pierre and Marie Curie in France. Dr. Azab also has a Masters of Business Administration degree from the Richard Ivey School of Business, University of Western Ontario, Canada. Dr. Azab is a member of the board of directors of Xenon Pharmaceuticals Inc..

      Robert L. Butchofsky joined QLT in 1998 as Associate Director, Ocular Marketing and was appointed Vice President, Marketing and Sales Planning in September 2001. Mr. Butchofsky was promoted to Senior Vice President, Marketing and Sales Planning in early March of this year. Mr. Butchofsky is now responsible for the ongoing marketing of Visudyne as well as the potential creation of a specialty sales force to market new products currently in development. Prior to joining QLT, Mr. Butchofsky spent eight years at Allergan where he built an extensive background with ocular products and Botox(R), including sales, health economics, worldwide medical marketing, and product management. Prior to joining Allergan, Mr. Butchofsky spent several years managing clinical trials at the Institute for Biological Research and Development. Mr. Butchofsky holds a Bachelor of Arts degree in Biology from the University of Texas and a Masters of Business Administration from Pepperdine University.

      Alain H. Curaudeau joined QLT in 2000 as Vice President, Project Planning and Management and was promoted to Senior Vice President, Project Planning and Management in July 2001. He came to QLT with extensive global experience in pharmaceutical R&D after serving more than 15 years with Rhone-Poulenc Rorer (RPR), a major international pharmaceutical company. Mr. Curaudeau's tenure with RPR included 14 years of progressively senior positions in project management, in France and in the U.S. Most recently he was designated head of Project Management for aventis, a new company formed in 1999 by the merger between Rhone-Poulenc Rorer and Hoechst AG. Mr. Curaudeau holds Bachelors and Masters degrees in Pharmacy from the University of Chatenay-Malabry, Paris, France. He is also a graduate of the Toxicology and Pharmacokinetics Programs from the same university and received academic training in toxicological pathology from the National Veterinary School in Toulouse, France.

      Michael J. Doty joined QLT as Senior Vice President and Chief Financial Officer of the Company in November 2001. Mr. Doty is a Certified Public Accountant with extensive experience in a wide range of financial, administrative and planning positions at companies such as 3M, Honeywell, Inc. and Reckitt & Colman, PLC (now Reckitt Benckiser PLC). Prior to joining QLT, from May 1999 to October 2001, he was Senior Vice President and Chief Financial Officer of Inamed Corporation, a global manufacturer and marketer of medical devices. From 1997 to 1999, Mr. Doty was the Vice President and Chief Financial Officer of O-Cedar Brands, Inc., a private consumer product company based in Cincinnati and from 1994 to 1997, he was the Vice President and Chief Financial Officer of White Systems, Inc., a manufacturer and software developer. Mr. Doty holds Bachelor of Chemistry, Institute of Technology and Bachelor of Science, Business Administration degrees from the University of Minnesota and a Master of Business Administration degree from the University of St. Thomas. Mr. Doty is a director and Associate Chair of the B.C. Biotech Association.

      Michael Duncan joined QLT in 2004 when the company merged with the former Atrix Laboratories, Inc. Prior to becoming President of QLT USA, Mr. Duncan was the Vice President and General Manager at Atrix. In his over nine years at Atrix, Mr. Duncan has also held the positions of Senior Vice President, Technical Operations as well as Vice President, Manufacturing and Process Development. Previous to his career with Atrix he served as Director of Production Operations for Geneva Pharmaceuticals, Inc. and as a Production Planner at Roxanne Laboratories, Inc. Mr. Duncan holds a Bachelor of Science in Business Administration from Regis University in Denver, Colorado.

      Therese Hayes became Vice President, Corporate Communications and Investor Relations in February 2003. Ms. Hayes joined QLT in 2001 as Senior Director, Corporate Communications and Investor Relations. Ms. Hayes is responsible for all aspects of internal and external communications and investor relations for the Company. Ms. Hayes brought 15 years of management experience in healthcare and biotechnology, including scientific research, financial and scientific communications and business development to QLT. Prior to joining QLT, Ms. Hayes was Vice President, Corporate Communications at SangStat Medical Corporation, a biotechnology company based in California from 1998 to 2001. Ms. Hayes holds a Bachelor of Science degree from the University of Waterloo, a Masters of Microbiology and Immunology and a Masters of Health Administration, both from the University of Ottawa.

      Linda M. Lupini was promoted to Senior Vice President, Human Resources and Organizational Development in February 2003. Ms. Lupini joined QLT in 1997 as Director, Human Resources, and was promoted to Vice President, Human Resources and Administration in March 2000. Ms. Lupini joined QLT after serving as Human Resources Director at MacDonald Dettwiler and Associates Ltd., a leading technology firm in Western Canada. Ms. Lupini, who holds a Bachelor of Arts degree in psychology from the University of British Columbia, is a member of several human resource and industry associations and serves as a board member of the Simon Fraser University MBD Program Advisory Committee and a board member of the BC Human Resources Council of Canada.

      William J. Newell joined QLT as Senior Vice President and Chief Business Officer in June 2002. Mr. Newell is a lawyer with extensive legal and business development experience. Prior to joining QLT, Mr. Newell was Senior Vice President, Corporate and Business Development of Celera Genomics (previously Axys Pharmaceuticals). Mr. Newell joined Axys in 1998 and held various positions of increasing responsibility including Vice President, General Counsel and Senior Vice President, Corporate and Business Development and General Counsel. Prior to joining Axys, Mr. Newell was a partner in the law firm of McCutchen, Doyle, Brown & Enersen LLP, where he specialized in strategic business transactions, including mergers and acquisitions and licensing and financing transactions. Mr. Newell is a member of the board of BIOTECanada and Vancouver's St. Paul's Hospital Foundation. Mr. Newell is a graduate of Dartmouth College
(1979) and obtained his law degree from University of Michigan Law School in 1983.

      Jim Redenbarger joined us in 2004 as Vice President, Operations. He brings an extensive biopharmaceutical background with more than 25 years of experience in pharmaceuticals, devices and biotechnology. Most recently he was a principal at Growth Management Consulting, where he consulted to companies such as Amgen, Array BioPharma, Myogen, Vitrolife, diaDeXus and Replidyne regarding operations, start-up, facilities, growth and strategic planning. Previously, Mr. Redenbarger was Vice President of Operations at Synergen. He is a graduate of Purdue University, where he earned his Bachelor of Science in Microbiology.

                                  RISK FACTORS

      In addition to the other information included in this Annual Report, you should consider carefully the following factors, which describe the risks, uncertainties and other factors that may materially and adversely affect our business, financial condition and operating results. We are identifying these as important factors that could cause actual events or our actual results to differ materially from those contained in any written or oral forward-looking statements within the meaning of the Private Securities Reform Act of 1995 made by us or on our behalf in this Annual Report or elsewhere. We are relying upon the safe harbor for forward-looking statements and any such statements are qualified by reference to the cautionary statements set out elsewhere in this Annual Report.

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN AND LIKELY TO FLUCTUATE.

      Until the fourth quarter of 2000, we had a history of operating losses. Although we were profitable for the years 2000-2003 (2004 was impacted by a charge of $236.0 million for purchase of in-process research and development related to the Atrix acquisition -- see Note 4 to the Financial Statements), future operating performance and profitability are not certain. Our accumulated deficit at December 31, 2004 was approximately $173.8 million.

      Our operating results may fluctuate from period to period for a number of reasons. In budgeting our operating expenses, some of which are fixed in the short term, we assume that revenues will continue to grow. Even a relatively small revenue shortfall or a small increase in operating expenses may cause a period's results to be below expectations. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:

      - lower than expected revenues from sales of Visudyne, Eligard or our other products;

      - changes in pricing strategies or reimbursement levels for Visudyne, Eligard or our other products;

      - seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months;

      - high levels of marketing expenses for Visudyne, such as may occur upon the launch of Visudyne in a new market;

      -     fluctuations in currency exchange rates;

      - unfavorable outcome of pending patent-related litigation against the Company;

      - higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne, Eligard and our other products and candidates; and

      - increased operating expenses as a result of product, technology or other acquisitions or business combinations.

WE RECENTLY ACQUIRED ATRIX LABORATORIES, INC.; WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE TWO COMPANIES.

      Achieving the anticipated benefits of our recent acquisition of Atrix Laboratories, Inc., or Atrix, will depend in part upon our ability to integrate the two companies' businesses in an efficient and effective manner. Atrix was headquartered in Fort Collins, Colorado, and QLT Inc. is headquartered in Vancouver, British Columbia, Canada. The process of integrating the operations and technology of two organizations that have historically been headquartered in separate countries can take many months and there can be no assurances that we will be able to accomplish the integration smoothly or successfully. Our failure to do so may result in a significant diversion of management's time from ongoing business matters, and may have a material adverse effect on the business, results of operation and financial condition of the combined company.

IF WE ARE UNABLE TO PRESERVE THE COMMERCIAL RELATIONSHIPS WHICH WERE FORMED BY ATRIX, WE MAY NOT REALIZE ALL OF THE ANTICIPATED BENEFITS OF THE ACQUISITION.

      The former Atrix established a number of commercial relationships with third parties that are individually or collectively important to the success of what is now QLT USA. For example, Atrix formed strategic relationships with collaborators to help it commercialize and market its products, such as its relationship with sanofi-aventis for the United States and Canadian commercialization and marketing of the Eligard products. If our relationship with those collaborators, such as Fujisawa, Medigene, Sandoz, or sanofi-aventis was impaired, it could delay the applicable collaboration program or result in expensive arbitration or litigation and QLT USA's revenue may significantly decrease and its ability to develop and commercialize its technologies may be hindered.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL AT QLT USA OUR BUSINESS MAY SUFFER AND INTEGRATION OF THE COMBINED COMPANY MIGHT BE NEGATIVELY IMPACTED.

      The success of our integration of the acquisition of Atrix depends in part on our ability to retain highly qualified management and scientific personnel previously employed by Atrix. While we believe we have retained highly qualified management or scientific personnel of the former Atrix, it is possible that some of such individuals may decide not to remain. The vesting of all options outstanding under Atrix's stock option plans were accelerated prior to completion of the acquisition, which may reduce the financial incentive of former Atrix employees to remain with the combined company. If key QLT USA employees choose to terminate their employment in the near future, our business relationships or research and development activities may be adversely affected, management's attention may be diverted from successfully integrating the combined company to focusing on identifying suitable replacements, and the combined company's business may suffer. In addition, we may be unable to locate suitable replacements for any key employees that leave the company or offer employment to potential replacements on reasonable terms.

FUTURE SALES OF VISUDYNE(R), ELIGARD(R) AND OUR OTHER PRODUCTS MAY BE LESS THAN EXPECTED.

      Our prospects are dependent on the sales of our primary commercial product, Visudyne, and to a lesser extent those of Eligard and our other products. Our revenues to date have consisted largely of revenue from product sales of Visudyne. If sales of Visudyne, Eligard or our other products decline or fail to increase, it would have a material adverse effect on our business, financial condition and results of operations.

      A number of factors may affect the rate and breadth of market acceptance and continued use of our commercial products, including:

      - perceptions by physicians and other members of the health care community regarding the safety and efficacy of our products;

      -     patient and physician demand;

      - the results of product development efforts for new indications for Visudyne, Eligard, and our other products;

      - availability of sufficient commercial quantities of Visudyne, Eligard and our other products;

      - price changes for our products, and the price of our products relative to other drugs or competing treatments;

      - the need for retreatment of Visudyne throughout the treatment process not approximating retreatment rates during clinical development;

      - the scope and timing of additional marketing approvals and favorable reimbursement programs for Visudyne, Eligard, and our other products;

      - adverse side effects or unfavorable publicity concerning Visudyne, Eligard or our other products;

      - a decline in the market for Visudyne, or incidence rates of wet AMD, such as might occur if preventative treatments currently in development are successful; or

      -     a decline in the markets for Eligard or our other products;

as well as the other factors which are described in this section.

WE FACE NEW COMPETITION FOR VISUDYNE(R), WE MAY FACE ADDITIONAL COMPETITION, ELIGARD(R) AND ALL OF OUR OTHER APPROVED PRODUCTS FACE COMPETITION. WE MAY NOT BE SUCCESSFUL IN ADDRESSING COMPETITION FOR VISUDYNE, ELIGARD OR OUR OTHER PRODUCTS.

      We may be unable to contend successfully with current or future competitors. The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which have access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals.

      We are aware of a number of competitors or potential competitors to Visudyne.

      In January 2005, Eyetech Pharmaceuticals, Inc., in partnership with Pfizer Inc., commercially launched its product Macugen(R), a product approved by the FDA for the treatment of all forms of wet AMD. Macugen now competes with Visudyne. The impact of sales of Macugen on sales of Visudyne is not presently estimable but may be material.

      In addition, Alcon, Inc. has announced that it has completed its final submission to the FDA in respect of its pending NDA for its product Retaane(R), for the treatment of wet AMD. Alcon has also submitted European Marketing Authorization Applications for this product. Alcon recently announced that it has obtained priority review and expects a decision from the FDA in May 2005. If that decision is favorable, it is possible that Retaane could be competing with Visudyne as early as during 2005.

      Genentech, Inc., in collaboration with Novartis Pharma AG, is currently conducting two Phase III studies of its product Lucentis, for the treatment of AMD, and another is planned. Data from the two ongoing Phase III trials is expected in the second and fourth quarters of 2005 respectively. If that data is positive, this product could be commercially launched during 2006.

      We are aware of a number of other competitors developing treatments for AMD including Iridex Corporation, Genaera Corporation and GenVec, Inc. Some of these treatments are in late-stage clinical development. We also believe that Visudyne could be competing against surgical or other treatments for AMD, including macular translocation, submacular surgery and laser photocoagulation, among others. If competing treatments for AMD are introduced to the market, Visudyne's market share could be eroded or retreatment rates reduced. The terms of our agreement with Novartis Ophthalmics do not restrict Novartis Ophthalmics from developing or commercializing, whether by itself or in collaboration with third parties, non-PDT products that could be competitive with our products that utilize PDT for ophthalmological indications, including Visudyne.

      Each of our approved products faces competition and our products under regulatory review and in development will also face competition. Our industry is characterized by intense competition and new product innovation, which may limit our commercial opportunities, render our products obsolete or reduce our revenue.

      There are a number of approved products on the market with which our Eligard products compete. These include AstraZeneca's Zoladex(R) product, Bayer Pharmaceuticals Corporation's Viadur(R) product, Pfizer's Trelstar(R) product and TAP Pharmaceuticals, Inc.'s Lupron(R) product.

      Upon FDA approval and commercialization, our Aczone product will directly compete against several other prescription topical products for the treatment of acne. These include, but are not limited to, erythromycin/benzoyl peroxide, clindamycin/benzoyl peroxide, tretinoin, and adaoalene products. Aczone will also compete indirectly with systemic prescription products and topical over-the-counter therapies.

      Competitors of our dental products include OraPharma, Inc., whose Arestin(TM) product is used for the treatment of periodontal disease.

      We believe that certain competitors are conducting preclinical studies and clinical testing on their own or with certain third parties in various countries for a variety of diseases and medical conditions for which we have ongoing development programs. These companies may also be involved in competitive activities of which we are not aware.

      The pharmaceutical and biotechnology industries are highly competitive. We face intense competition from academic institutions, government agencies, research institutions and other biotechnology and pharmaceutical companies, including other drug delivery companies. Some of these competitors are also our collaborators. Our competitors are working to develop and market other drug delivery systems, vaccines, antibody therapies and other methods of preventing or reducing disease, and new small-molecule and other classes of drugs that can be used without a drug delivery system.

      We are aware of other products manufactured or under development by competitors that are used for the prevention and treatment of certain diseases that we have targeted for product development. The existence of these products, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of our products.

      Many of our competitors have much greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than we do. Many of them also have much more experience than we do in preclinical testing and clinical trials of new drugs and in obtaining FDA and foreign approvals. In addition, they may succeed in obtaining patents that would make it difficult or impossible for us to compete with their products.

      Because new product innovation can emerge unexpectedly in the biotechnology and pharmaceutical industries, the development by competitors of technologically improved or different products may make our products or product candidates obsolete or non-competitive.

THE INCIDENCE OF WET AMD MIGHT BE REDUCED IF THERAPIES CURRENTLY IN DEVELOPMENT OR CURRENTLY AVAILABLE PREVENT OR REDUCE THE RISK OF DEVELOPMENT OF WET AMD.

      We are aware of reports that a trial has been or is about to be initiated of a treatment for patients with the dry form of AMD who are at high risk of developing wet AMD, with the objective of preventing the occurrence of wet AMD. We are also aware of published reports of studies showing that supplemental vitamin therapies reduce the risk of development of wet AMD. If these studies show that new therapies are effective or if supplemental vitamin usage becomes common place in patients with dry AMD, the incidence of wet AMD, which often develops in patients initially diagnosed with dry AMD, might be reduced, and Visudyne sales and the Company's revenues could be materially reduced.

WE ARE DEPENDENT ON THIRD PARTIES TO MARKET VISUDYNE(R) AND ELIGARD(R).

      A significant portion of our revenue depends on the efforts of Novartis Ophthalmics to market and sell Visudyne. If Novartis Ophthalmics does not dedicate sufficient resources to the promotion and sale of Visudyne, or if Novartis Ophthalmics fails in its marketing efforts, or if marketing and distribution expenses are excessive, the revenues we receive from the sale of Visudyne would decrease and our business and operating results would be adversely affected. The agreement between us and Novartis Ophthalmics pursuant to which Novartis Opthalmics markets and sells Visudyne has a term extending to 2014 and may be terminated by Novartis Ophthalmics upon a default of the agreement by us or on 60 days notice.

      We have formed strategic relationships with a number of other collaborators to help us commercialize and market Eligard. Our revenues from Eligard, and our dermatology and dental products are dependent on the efforts of our marketing partners in promoting and selling those products. If those partners do not dedicate sufficient resources to the promotion and sale of our products, the revenues we receive from sales of those products would decrease and our business and operating results would be adversely affected.

WE ARE DEPENDENT ON OTHER THIRD PARTIES FOR THE RESEARCH, DEVELOPMENT, AND COMMERCIALIZATION OF OUR PRODUCTS.

      Our strategy for the development and commercialization of our products includes entering into various arrangements with third parties and therefore is dependent on the subsequent success of these third parties in performing their responsibilities under such arrangements.

      Although we believe that parties to our collaborative arrangements have an economic incentive to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities generally are not under our control. We cannot predict whether such parties will perform their obligations as expected or whether significant revenue will be derived or sustained from such arrangements. To the extent such parties do not perform adequately under our various agreements with them, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated , and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements. Disputes with a collaborator could delay a program on which we are working with the collaborator and could result in expensive arbitration or litigation, which may not be resolved in our favor.

IN THE FIELD OF PDT, WE ARE DEPENDENT ON THE SUCCESS AND CONTINUED SUPPLY OF THIRD-PARTY MEDICAL DEVICE COMPANIES WITH COMPLEMENTARY LIGHT SOURCE AND LIGHT DELIVERY DEVICES BY THIRD PARTY SUPPLIERS.

      We currently depend on two third-party suppliers, Carl Zeiss-Meditic and Lumenis, to provide the laser light delivery devices for Visudyne therapy. Because PDT requires a light source, and in some instances a light delivery system, to be used in conjunction with our photosensitizers, we are dependent on the success of these medical device companies in placing and maintaining light sources with the appropriate medical facilities and in distributing the light delivery systems. Carl Zeiss-Meditic and Lumenis supply such lasers to treating physicians directly, and neither QLT nor Novartis Ophthalmics has a supply or distribution agreement with either Carl Zeiss-Meditic or Lumenis for the supply of such devices. The relationship between our Company and Novartis Ophthalmics and such suppliers, under which we and Novartis Ophthalmics provides support and assistance to such suppliers, is an informal collaboration only (see "Medical Devices for PDT"). If one or both of the medical device companies with whom we and Novartis Ophthalmics have such collaborations cease to carry on business, or if, as a result of industry consolidation, financial down-turn or for other reasons, they no longer supply complementary light sources or light delivery systems or if they are unable to achieve the appropriate placements of light sources and ensure an uninterrupted supply of light delivery systems to treating physicians, sales of Visudyne and our revenues from the sale of Visudyne may be adversely affected. We may not be able to secure additional or replacement arrangements with other satisfactory medical device companies to complement or replace the activities of our current providers.

WE MAY BE UNABLE TO HAVE MANUFACTURED OR CONTINUE TO HAVE MANUFACTURED EFFICIENTLY COMMERCIAL QUANTITIES OF VISUDYNE(R) OR OUR OTHER PRODUCTS IN COMPLIANCE WITH FDA AND OTHER REGULATORY REQUIREMENTS OR OUR PRODUCT SPECIFICATIONS.

      We depend on several third parties in the U.S., Canada, Europe and Japan to manufacture Visudyne, and if such third parties fail to meet their respective contract commitments, we may not be able to supply or continue to supply commercial quantities of the product or conduct certain future clinical testing. We are dependent upon Raylo Chemicals Inc., Nippon Fine Chemicals and Parkedale Pharmaceuticals Inc. to manufacture Visudyne or components thereof. The agreement between us and Raylo Chemicals is in effect for a term ending January 1, 2008, after which it will renew for a further two years unless one party provides the other with 24 months advance notice of its intention not to renew. Our agreement with Nippon Fine Chemicals is in effect for a term ending on January 1, 2007. Our agreement with Parkedale Pharmaceuticals Inc. is in effect for a term expiring December 31, 2009. Although none of these agreements is terminable by the other party for convenience, if we were to commit a default under or breach of any of such agreements, the other party could terminate such agreement. We may be unable to renew such agreements after their expiry terms which are commercially acceptable to us.

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

      If our manufacturers produce one or more product batches which do not conform to FDA or other regulatory requirements, or our product specifications, or if they introduce changes to their manufacturing processes, our manufacturing expenses may increase materially, our product inventories may be reduced to unacceptable levels and/or our ability to meet demand for Visudyne may be detrimentally impacted, possibly materially. For example, during November 2003 two Visudyne batches did not pass quality inspection and product inventories and our results were negatively impacted by the associated accounting charge, although not materially. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Note 5" in "Notes to the Consolidated Financial Statements".)

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING PRODUCTS ON A COMMERCIAL SCALE, AND IF WE ARE UNABLE TO PRODUCE ENOUGH ELIGARD(R) OR THE OTHER PRODUCTS WHICH WE MANUFACTURE TO MEET MARKET DEMANDS, THIS COULD CAUSE A DECREASE IN REVENUE.

      Atrix Laboratories completed the expansion of its manufacturing facility, which we now own, in the second quarter of 2003. Validation of the plant and equipment was completed during the third quarter of 2003. Certain areas of the plant were qualified by the FDA in 2004. We manufacture Eligard at this facility. Even though we have obtained FDA and other regulatory approval to do so, our manufacturing processes are subject to further review by other regulatory authorities, and continued review by the FDA and other regulatory authorities. If we modify our current manufacturing processes, the FDA and other regulatory authorities will require us to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in the clinical trials or products previously approved. Any such modifications to the manufacturing process or supply may not achieve or maintain compliance with the applicable regulatory requirements or our product specifications. In many cases, prior approval by regulatory authorities may be required before any changes can be instituted.

      In addition, later discovery of problems with our products or manufacturing processes could result in restrictions on such products or processes, including potential withdrawal of Eligard or other products from the market. If regulatory authorities determine that we have violated regulations or if they restrict, suspend or revoke our prior approvals, they could prohibit us from manufacturing or selling Eligard or other products until we comply, or indefinitely. In addition, if regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, then they may not approve the product candidate and we will not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

      There is also a risk that our manufacturing capabilities may not be sufficient to meet market demands for Eligard or that we may experience a disruption in our manufacturing processes. If we produce one more Eligard product batches which do not conform to FDA or other regulatory requirements, or our product specifications, our manufacturing expenses may increase materially, our Eligard product inventories may be reduced to unacceptable levels, or we may be unable to meet demand for Eligard. If we are unable to meet demand for Eligard for a significant period of time our business would be harmed materially.

WE HAVE A DEPENDENCE ON ONE CONTRACT MANUFACTURER INVOLVED IN THE PRODUCTION OF OUR ELIGARD(R) PRODUCTS.

      We currently outsource the sterile filling and "lyophilization," also known as freeze drying, process of our Eligard products to Chesapeake Biological Laboratories, Inc., an approved contract manufacturer, and rely on this manufacturer for this highly specialized service. Our contract with Chesapeake Biological Laboratories is for a period of two years commencing January 23, 2004, and automatically renews for additional one-year terms unless either party provides notice on non-renewal more than 90 days prior to termination. If this vendor was to deteriorate or terminate, production of our Eligard products may be temporarily discontinued for several months. We currently have one other contract manufacturer as a back-up source for the sterile filling and lyophilization process should there be a disruption in our Eligard product supply chain. However, the FDA would need to approve the change in the manufacturer of the sterile filling and lyophilization process for our Eligard products, which could take several months. Additionally, we and our partners have at least three months of inventory safety stock of Eligard products to meet near term future demands, should a disruption in the sterile filling and lyophilization process occur. To help address this risk, we have built our own sterile filling and lyophilization facility which received FDA approval to manufacture commercial product in December 2004.

THE SUCCESS OF VISUDYNE(R), ELIGARD(R) AND OUR OTHER PRODUCTS MAY BE LIMITED BY GOVERNMENTAL AND OTHER THIRD-PARTY PAYERS.

      The continuing efforts of governmental and third-party payers to contain or reduce the costs of health care may negatively affect the sale of Visudyne, Eligard and our other products. Our ability to commercialize Visudyne and our other products successfully will depend in part on the timeliness of and the extent to which adequate reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices, which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. Significant uncertainty exists as to the reimbursement status of newly approved therapeutic products or newly approved product indications.

      Third-party payers are challenging the price and cost-effectiveness of medical products and services, and the adoption of new legislation and regulations affecting the pricing of pharmaceuticals could further limit reimbursement for medical products and services. To the extent such governmental or private third-party payers introduce reimbursement changes which affect Visudyne or our current or future product candidates, sales of such products could be negatively affected. For example, in the U.S., the U.S. Congress recently introduced legislation that has changed the methodologies under which the Medicare program reimburses for office-administered therapies such as Visudyne. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 reduced the rate of reimbursement for Visudyne and certain other drugs by allowing reimbursement based on 85% of the average wholesale price, down from 95%. We obtained an exemption from this rate adjustment for 2004 only.

      There can be no assurance that any of our applications or re-applications for reimbursement for any of our products will result in approvals or that our current reimbursement approvals will not be reduced or reversed in whole or in part.

OUR PRODUCT SALES ARE WORLDWIDE, AND CURRENCY FLUCTUATIONS MAY IMPAIR OUR REPORTED FINANCIAL RESULTS.

      Our products are marketed worldwide. In 2004, approximately 47% of total Visudyne sales were in the U.S., with Europe and other markets responsible for the remaining 53%. We expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. The Canadian dollar is our functional currency. We recognize foreign currency gains or losses arising from our operations in the period incurred. As a result, currency fluctuations between the currencies in which we do business, particularly the U.S. dollar, the Euro, the Canadian dollar and the Swiss franc, have caused and could continue to cause significant foreign currency transaction gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We engage from time to time in currency hedging techniques to mitigate the impact of currency fluctuations on our financial results and cash flows, but we cannot be assured that our strategies will adequately protect our operating results or balance sheet from the full effects of exchange rate fluctuation

OUR PRODUCTS IN DEVELOPMENT MAY NOT ACHIEVE FAVORABLE RESULTS, MAY FAIL TO ACHIEVE REGULATORY APPROVALS OR MARKET ACCEPTANCE, OR MAY ENCOUNTER DIFFICULTIES WITH PROPRIETARY RIGHTS OR MANUFACTURING.

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

      - unfavorable data during a clinical trial causing us to determine that continuation of the trial is not warranted. For example, in May 2003, we halted our two Phase III studies of tariquidar in non-small cell lung cancer after a review of safety and efficacy data by the Independent Data Safety Monitoring Committee;

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

      We might fail to obtain the additional regulatory approvals we are seeking to expand our product line and the indications for which our products are approved. For example, we are currently seeking regulatory approval for Aczone, for the treatment of acne vulgaris. The majority of patients to be treated with acne products are adolescents and acne is not considered to be a serious disease. The FDA approval process for Aczone, and that of other regulatory authorities is expected to be stringent. There can be no assurance that we will obtain FDA or other regulatory approval for Aczone for this indication. Those approvals may be delayed, may not be obtained or may be more limited than anticipated. We may lose market opportunities resulting from delays and uncertainties in the regulatory approval process.

IF WE DO NOT ACHIEVE OUR PROJECTED DEVELOPMENT GOALS IN THE TIME FRAMES WE ANNOUNCE AND EXPECT, THE COMMERCIALIZATION OF OUR PRODUCTS MAY BE DELAYED AND, AS A RESULT, OUR BUSINESS COULD BE HARMED.

      From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, or they might not be achieved, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our business could be harmed. Factors which could cause us to fail to achieve milestones in accordance with our projections include:

      -     study results may vary from what had been predicted;

      -     studies may take longer to enroll or conclude than projected;

      - unfavorable data during a clinical trial might cause us to determine that continuation of the trial is not warranted;

      - the FDA or other regulatory authorities might suspend our clinical trials at any time if, for example, it concludes that patients participating in such trials are being exposed to unacceptable health risks;

      - failure to receive necessary regulatory approvals after completion of clinical trials in a timely manner or at all; and

      - other business imperatives might cause us to delay or discontinue certain development activities

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

VISUDYNE(R), ELIGARD(R) OR OUR OTHER PRODUCTS MAY EXHIBIT ADVERSE SIDE EFFECTS THAT PREVENT THEIR WIDESPREAD ADOPTION OR THAT NECESSITATE WITHDRAWAL FROM THE MARKET.

      Even after approval by the FDA and other regulatory authorities, Visudyne, Eligard or our other products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. Undesirable side effects not previously observed during clinical trials could emerge in the future. The manifestation of such side effects could cause our business to suffer. In some cases, regulatory authorities may require labeling changes that could add warnings or restrict usage based on adverse side effects seen after marketing a drug.

WE MAY FACE FUTURE PRODUCT LIABILITY CLAIMS THAT MAY RESULT FROM THE SALE OF VISUDYNE(R), ELIGARD(R) AND OUR OTHER PRODUCTS.

      The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne, Eligard and our other product candidates may expose us to liability claims allegedly resulting from the use of these products. These claims might be made directly by consumers, healthcare providers or others selling our products. We carry clinical trials and product liability insurance to cover certain claims that could arise during the clinical trials for our product candidates or during the commercial use of Visudyne, Eligard or our other products. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could cause us to incur large expenditures and distract our management.

WE MAY BE UNABLE TO COMPLY WITH ONGOING REGULATORY REQUIREMENTS.

      Our commercial products and our products under development are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments. To the extent Visudyne, Eligard, our other commercial products or products under development are marketed abroad; they are also subject to export requirements and to regulation by foreign governments. The regulatory clearance process is lengthy, expensive and uncertain. We may not be able to obtain, or continue to obtain, necessary regulatory clearances or approvals on a timely basis, or at all, for any of our commercial products or any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could materially harm our business.

      Drugs manufactured or distributed pursuant to the FDA's approval are subject to pervasive and continuing regulation by the FDA, certain state agencies and various foreign governmental regulatory agencies such as the EMEA Manufacturers are subject to inspection by the FDA and those state agencies, and they must comply with the host of regulatory requirements that usually apply to drugs marketed in the U.S., including but not limited to the FDA's labelling regulations, Good Manufacturing Practice requirements, adverse event reporting and the FDA's general prohibitions against promoting products for unapproved or "off-label" uses. Our failure to comply with applicable requirements could result in sanctions being imposed on us. These sanctions could include warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the U.S., FDA refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

      We, our contract manufacturers, all of our subsuppliers, as well as the suppliers of the medical lasers required for Visudyne and other PDT therapy, are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission or the FDA. We, our contract manufacturers, subsuppliers and laser suppliers may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us, our any of these manufacturers, subsuppliers or suppliers to comply with such requirements or the adoption of new requirements could materially harm our business.

OUR BUSINESS COULD SUFFER IF WE ARE UNSUCCESSFUL IN IDENTIFYING, NEGOTIATING OR INTEGRATING FUTURE ACQUISITIONS, BUSINESS COMBINATIONS OR STRATEGIC ALLIANCES.

From time to time, we may engage in negotiations to expand our operations and market presence by future product, technology or other acquisitions and business combinations, joint ventures or other strategic alliances with other companies. We may not be successful in identifying, initiating or completing such negotiations. Competition for attractive product acquisition or alliance targets can be intense, and there can be no guarantee that we will succeed in completing such transactions on terms which are acceptable to us. Even if we are successful in these negotiations, these transactions create risks, such as the difficulties in assimilating the operations and personnel of an acquired business; the potential disruption to our ongoing business, and the potential negative impact on our earnings. We may not succeed in addressing these risks. If we are not successful, our business could suffer.

WE ARE A DEFENDANT IN PENDING INTELLECTUAL PROPERTY AND PATENT LAWSUITS THAT MAY REQUIRE US TO PAY SUBSTANTIAL ROYALTIES OR DAMAGES, MAY SUBJECT US TO OTHER EQUITABLE RELIEF OR MAY OTHERWISE SERIOUSLY HARM OUR BUSINESS.

      We are a defendant in four lawsuits filed against us (see "Item 3. Legal Proceedings".) Although we believe that the claims of the plaintiffs in these lawsuits are without merit, these lawsuits may not ultimately be resolved in our favor. If they are not resolved in our favor, we may be obligated to pay damages, may be obligated to pay an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, may be subject to such equitable relief as a court may determine (which could include an injunction) or may be subject to a remedy combining some or all of the foregoing.

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

      We have applied for and will continue to apply for patents for certain aspects of Visudyne and our other products and technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. It is possible that patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, Visudyne and our other products could become subject to competition from the sale of generic products. In addition, we have an exclusive worldwide license from UBC, (see "Patents, Trademarks and Proprietary Rights") for all of the patents and know-how owned by UBC relating to verteporfin, QLT0074 and certain additional photosensitizers and their use as therapeutics or diagnostics. Under our license agreement with UBC, if we fail to make any required payments to UBC, UBC would have the right to terminate these licenses. Under our license agreement with MGH (see "Patents, Trademarks and Proprietary Rights"), MGH would have the right to terminate the license if we defaulted under the agreement and failed to cure such default within 60 days.

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, AND OUR PROSPECTS FOR OBTAINING IT ARE UNCERTAIN.

      Our business may not generate the cash necessary to fund our operations and anticipated growth. We expect that the funding requirements for our operating activities will continue to increase substantially in the future, primarily due to the expanded clinical testing of our other products. The amount required to fund additional operating expenses will also depend on other factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. Additional capital may not be available on terms favorable to us, or at all. If adequate capital is unavailable, we may not be able to engage in desirable acquisition or in-licensing opportunities and may have to reduce substantially or eliminate expenditures for research, development, clinical testing, manufacturing and marketing for Visudyne and our other products.

WE ARE SUBJECT TO ENVIRONMENTAL COMPLIANCE RISKS.

      Our research, development and manufacturing areas involve the controlled use of hazardous chemicals, primarily flammable solvents, corrosives, and toxins. The biologic materials include microbiological cultures, animal tissue and serum samples. Some experimental and clinical materials include human source tissue or fluid samples. We are subject to federal, state/provincial and local government regulation in the conduct of business, including regulations on employee safety and handling and disposal of hazardous and radioactive materials. Any new regulation or change to an existing regulation could require it to implement costly capital or operating improvements for which we have not budgeted. If we do not comply with these regulations, we may be subject to fines and other liabilities.

VARIOUS PROVISIONS OF OUR CHARTER AND OUR SHAREHOLDER RIGHTS PLAN MAY HAVE THE EFFECT OF IMPEDING A CHANGE IN CONTROL, MAKING REMOVAL OF THE PRESENT MANAGEMENT MORE DIFFICULT OR RESULTING IN RESTRICTIONS ON THE PAYMENT OF DIVIDENDS AND OTHER DISTRIBUTIONS TO THE SHAREHOLDERS.

      With shareholder approval, we have adopted a shareholder rights plan that will be in effect for six years commencing March 17, 2002, subject to further confirmation by shareholders at our Annual Meeting of Shareholders this year. The general effect of the plan is to require anyone who seeks to acquire 20% or more of our outstanding common shares to make a bid complying with specific provisions included in the plan. In certain circumstances, holders of common shares may acquire additional shares of QLT (or those of the acquirer) at a 50% discount from the then-prevailing market price. The provisions of the plan could prevent or delay the acquisition of our company by means of a tender offer, a proxy contest or otherwise, making it more difficult for shareholders to receive any premium over the current market price that might be offered.

      Our authorized preference share capital is available for issuance from time to time at the discretion of our board of directors, without shareholder approval. Our charter grants the board of directors the authority, subject to the corporate laws of British Columbia, to determine or alter the rights, preferences, privileges and restrictions granted to or imposed on any wholly unissued series of preference shares, including any dividend rate, voting rights, conversion privileges or redemption or liquidation rights. The rights of any future series of preference shares could have an adverse effect on the holders of our common shares by delaying or preventing a change of control, making removal of the present management more difficult or resulting in restrictions on the payment of dividends and other distributions to the holders of common shares.

THE MARKET PRICE OF OUR COMMON SHARES IS EXTREMELY VOLATILE.

      The stock prices of pharmaceutical and biopharmaceutical companies, including QLT, are extremely volatile, and it is likely that the market price of our common shares will continue to be highly volatile. During 2004, the closing market price of our common shares on NASDAQ has ranged from a low of $14.69 per share in the fourth quarter to a high of $30.30 in the second quarter. Our stock price could be subject to wide fluctuations in response to a number of factors, including:

      - announcements by us or our competitors of favorable product sales, significant acquisitions, strategic relationships, joint ventures or capital commitments;

      - announcements by us or our competitors of technological innovations or new commercial products;

      -     results of clinical trials for our products under development;

      - developments relating to patents, proprietary rights and potential infringement;

      - expense and time associated with obtaining government approvals for marketing of Visudyne and our other products under development;

      -     reimbursement policies of various government and third-party payers;

      - public concern over the safety of Visudyne, Eligard and our other products under development or those of our competitors;

      -     changes in estimates of our revenue and operating results;

      - variances in our revenue or operating results from forecasts or projections;

      - recommendations of securities analysts regarding investment in our stock;

      -     governmental medical price discussions;

      - factors beyond our control which affect the stock markets generally, including, but not limited to, current political and economic events, market and industry trends and broad market fluctuations; and

      -     adverse developments in the litigation to which we are a party.

      These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

ITEM  2. PROPERTIES

      In Vancouver, British Columbia, Canada we own and occupy a 160,000 square foot facility on the 2.3 acre site where our head office, certain research facilities and pilot manufacturing facility are located. We also own an additional 2.6 acres of land immediately adjacent to our head office facilities. At present, we have no plans to construct facilities on our adjacent site.

      In the U.S., we lease 43,000 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires in June 2006. We own a manufacturing facility in Fort Collins that we acquired in July 1996 and we completed an expansion of this facility in the second quarter of 2003. The expansion increased the square footage of the manufacturing facility from 26,000 square feet to 58,000 square feet. As part of the building acquisition, we acquired two acres of vacant land, directly adjacent to the building. In August 1997, we acquired an additional 2.7 acres of vacant land in Fort Collins. We currently have approximately four acres of vacant land in Fort Collins for possible future development or expansion.

      We believe that our existing facilities are adequate to meet our needs for the foreseeable future.

ITEM  3. LEGAL PROCEEDINGS

      Certain of our legal proceedings are discussed below and in Note 22 to the consolidated financial statements, "Contingencies". While we believe the claims against us are without merit and we intend to vigorously defend against these claims, it is impossible to predict accurately or determine the eventual outcome of these proceedings.

      TAP LITIGATION

      In 2003, TAP Pharmaceutical Products, Inc., or TAP Pharmaceutical, Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against Atrix (now QLT USA, Inc.), in a U.S. federal court, alleging that the Eligard delivery system infringes a patent (U.S. Patent No.4,728,721) licensed to TAP Pharmaceutical by the two other plaintiffs. The patent expires on May 1, 2006. In March 2004, the court granted our motion to stay the patent infringement suit, pending the outcome of re-examination of the patent-in-suit by the U.S. Patent and Trademark Office. The plaintiffs filed a motion seeking reconsideration of the stay order, but the motion was denied. TAP Pharmaceutical requested that it be allowed to file a motion for preliminary injunction, and the court denied that request. The court lifted the stay on November 16, 2004 following the conclusion of the re-examination proceedings. The judge has not yet set a trial date. If this lawsuit is not resolved in our favor, we may be enjoined from selling some or all of our Eligard products until the patent expires in 2006, and/or may be required to pay financial damages, which could be substantial.

      On June 21, 2004, Takeda Chemical Industries Ltd., or Takeda, Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG and Yamanouchi Pharma GmbH, or Yamanouchi, in the Regional Court Hamburg, the Federal Republic of Germany. The request alleged that MediGene AG and Yamanouchi Pharma GmbH infringe a German patent, EP 0 202 065, and sought an injunction preventing defendants from producing, offering, putting on the market or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer claimed in EP 0 202 065. On July 26, 2004, the Court denied the plaintiff's request for a Provisional Injunction.

      On June 28, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda GmbH filed a complaint in the Regional Court Dusseldorf, the Federal Republic of Germany, against MediGene AG, or MediGene, and Yamanouchi Pharma GmbH alleging infringement of the same patent. On June 1, 2004, MediGene AG filed an action in the Federal Patent Court in Munich, Germany seeking the nullification of the patent that is the subject of the June 28, 2004 complaint. If the patent is not nullified by the Federal Patent Court and Takeda's action in the Regional Court Dusseldorf is not resolved in favor of MediGene and Yamanouchi, they may be precluded from selling Eligard products in Germany until the patent expires in 2006. In such event, our revenue from sales of Eligard in Germany may decrease. Trial of the action in the Regional Court Dusseldorf is expected to take place in July 2005. Trial of the nullity action in Munich has been scheduled for April 2005.

      PATENT LITIGATION WITH MEEI

      First MEEI Lawsuit

      In April 2000, Massachusetts Eye and Ear Infirmary, or MEEI, filed a civil suit against us in the U.S. District Court (the "Court") for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD.

      In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted all of our summary motions, dismissing all of MEEI's claims. With respect to our counterclaim requesting correction of inventorship of U.S. Patent No. 5,798,349, or the `349 Patent, to add an additional Massachusetts General Hospital inventor, the Court stayed the claim pending the outcome of the lawsuit described below.

      MEEI appealed the decision of the Court to the U.S. District Court of Appeals. On February 19, 2005, the Court of Appeals issued its ruling, upholding the dismissal of five of MEEI's eight claims, and remanding three claims to trial on the basis that they should not have been determined on summary judgment.

      No trial has been scheduled.

      Second MEEI Lawsuit

      In May 2001, the U.S. Patent Office issued U.S. Patent No. 6,225,303, or the '303 Patent, to MEEI. The `303 Patent is derived from the same patent family as the patent in issue in the first suit, the '349 Patent, and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the `303 Patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 Patent, named only MEEI researchers as inventors.

      The same day the `303 Patent was issued, MEEI commenced a second civil suit against us and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the U.S. District Court for the District of Massachusetts alleging infringement of the `303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. We have answered the complaint, denying its material allegations and raising a number of affirmative defenses, and have asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the `303 Patent.

      In April 2003, we moved to dismiss MEEI's claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted our motion in May 2003.

      In January 2005, the Court ruled in our favor on one of our counterclaims and declared that the inventorship of the `303 Patent be corrected to add QLT scientist Dr. Julia Levy as a joint inventor. That ruling gives us the right, as a co-owner to exploit the patent in issue. MEEI has a right to appeal the Court's ruling.

      The final outcomes of these disputes are not presently determinable or estimable and there can be no assurance that the matters will be finally resolved in favor of the Company. If the lawsuits are not resolved in our favor, we might be obliged to pay damages, or an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, and might be subject to such equitable relief as a court may determine (which could include an injunction) or a remedy combining some or all of those remedies foregoing.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of shareholders of the Company (the "Meeting") was held on November 19, 2004. The resolution voted on at the Meeting, and the outcome, was as follows:

Resolution

   Be it resolved that the issuance of Company common shares pursuant to the Agreement and Plan of Merger, dated as of June 14, 2004, by and among the Company, Aspen Acquisition Corp., which is a wholly owned subsidiary of the Company, and Atrix Laboratories, Inc., all as more particularly described in the Joint Proxy Statement/Prospectus which was mailed to shareholders along with the notices of the meeting be approved.

      The proxies received by the Company for the Meeting and votes cast at the meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

Shares For     Shares Against    Shares Withheld     Abstentions      Broker Non-Votes
----------     --------------    ---------------     -----------      ----------------
39,811,521        2,274,992              0                 0                   0

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER
        MATTERS

COMMON SHARE INFORMATION

      The common shares of the Company trade in Canada on the Toronto Stock Exchange under the symbol "QLT" and in the U.S. on The NASDAQ Stock Market under the symbol "QLTI". The following table sets out, for the periods indicated, the high and low closing sales prices and trading volumes of the common shares, as reported by the Toronto Stock Exchange and The NASDAQ Stock Market.

                    THE TORONTO STOCK EXCHANGE            THE NASDAQ STOCK MARKET
                  -------------------------------     ----------------------------------
                   HIGH      LOW                       HIGH         LOW
                  (CAD$)    (CAD$)       VOLUME       (U.S.$)     (U.S.$)       VOLUME
2004

Fourth Quarter    $ 22.90   $ 17.96    19,079,853     $ 17.92     $ 14.77     82,779,712
Third Quarter       26.15     19.16    21,139,783       19.80       14.69     86,854,431
Second Quarter      40.54     24.00    24,245,951       30.30       17.55     85,419,736
First Quarter       34.73     21.76    26,639,428       26.60       16.85     90,963,605

2003

Fourth Quarter    $ 25.60   $ 20.07    22,771,773     $ 19.55     $ 15.40     61,456,084
Third Quarter       24.19     17.80    27,722,610       17.80       12.79     57,616,105
Second Quarter      19.53     14.09    23,173,048       14.60        9.56     26,128,320
First Quarter       15.00     11.82    15,341,498       10.16        7.73     13,683,009

      The last reported sale price of the common shares on The Toronto Stock Exchange and on The NASDAQ Stock Market on March 10, 2005 was CAD $15.63 and U.S. $12.98, respectively.

      As of March 1, 2005, there were 992 registered holders of our common shares, 820 of who were residents of the U.S. Of the total 93,375,154 common shares outstanding, the portion held by registered holders resident in the U.S. was 44,059,775 or 47.2%.

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

      The Investment Act requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a "Canadian" as defined in the Investment Act (a "non-Canadian") who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry Canada. The Investment Act generally prohibits implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in common shares of the Company by a non-Canadian would be reviewable under the Investment Act if it were an investment to acquire control of the Company and the value of the assets of the Company was $5 million or more. Higher limits apply for acquisitions by or from World Trade Organization, or WTO, member country investors.

      The acquisition of a majority of the voting interests of an entity or of a majority of the undivided ownership interests in the voting shares of an entity that is a corporation is deemed to be acquisition of control of that entity. The acquisition of less than a majority but one-third or more of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is presumed to be acquisition of control of that corporation unless it can be established that, on the acquisition, the corporation is not controlled in fact by the acquirer through the ownership of voting shares. The acquisition of less than one-third of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is deemed not to be acquisition of control of that corporation. Certain transactions in relation to common shares in the Company would be exempt from review from the Investment Act, including:

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

      The Investment Act was amended with the Act to Implement the Agreement Establishing the World Trade Organization, or WTO, to provide for special review thresholds for WTO member country investors. Under the Investment Act, as amended, an investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of our Company and the value of the assets of our Company was equal to or greater than a specified amount (the "Review Threshold"), which increases in stages. The Review Threshold was $223 million in 2003, $237 million in 2004, and is $250 million in 2005. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.

CERTAIN CANADIAN AND U.S. FEDERAL INCOME TAX INFORMATION FOR U.S. RESIDENTS

      The following is a summary of certain Canadian and U.S. federal income tax considerations applicable to holders of common shares of our Company. These tax considerations are stated in brief and general terms and are based on Canadian and U.S. law currently in effect. There are other potentially significant Canadian and U.S. federal income tax considerations and provincial, state and local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein. The tax considerations relative to ownership and disposition of the common shares may vary from shareholder to shareholder depending on the shareholder's particular status. Accordingly, shareholders and prospective shareholders are encouraged to consult with their tax advisors regarding tax considerations, which may apply to the particular situation.

CANADIAN FEDERAL TAX INFORMATION

      Dividends paid on the common shares held by non-residents of Canada will generally be subject to Canadian withholding tax at the rate of 25%. The Canada-U.S. Income Tax Convention (1980) (the "Convention") provides that the withholding rate on dividends paid to U.S. residents on the common shares is generally 15%.

      Gains on sales or other dispositions of the common shares of our Company by a U.S. resident generally are not subject to Canadian income tax, unless the shareholder realizes the gains in connection with a business carried on in Canada. A gain realized upon the disposition of the common shares by a U.S. resident that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention.

      Where the common shares are disposed of by way of an acquisition of such common shares by our Company, other than a purchase in the open market in the manner in which common shares normally would be purchased by any member of the public in the open market, the amount paid by our Company in excess of the paid-up capital of such common shares will be treated as a dividend and will be subject to non-resident withholding tax as described above.

U.S. FEDERAL TAX INFORMATION

      Distributions with respect to our common shares generally will be taxable as dividends to the extent of our Company's earnings and profits, determined under U.S. tax principles, subject to the same preferential rate that applies to long-term capital gain (currently, 15%). Under current law, for taxable years beginning after December 31, 2008, distributions will be taxed at ordinary rates without the benefit of such preferential rates.

      Corporate U.S. Holders generally will not be allowed a deduction for dividends received in respect of distributions on our common shares. Dividends will be treated as income from sources outside the U.S., but generally will be "passive income," or in the case of a financial services entity, "financial services income" (and, for taxable years beginning after December 31, 2005, as "general category income") for U.S. foreign tax credit purposes.

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

      We believe that our Company was not a PFIC in 2004 and anticipate that it will not be a PFIC with respect to any subsequent taxable year. However, there can be no assurance that our Company will not be considered a PFIC in a future taxable year, because status under the PFIC rules is based in part on factors not entirely within the Company's control (such as market capitalization).

      We believe that our Company was a PFIC in one or more taxable years prior to 2000. Accordingly, a U.S. Holder whose common shares were held at any time during a taxable year in which our Company was a PFIC may be subject to increased tax liability upon the sale, exchange or other disposition of shares of our common shares or upon the receipt of certain distributions. These adverse tax consequences will not apply, however, if a U.S. Holder timely filed and maintained (and in certain cases, continue to maintain) a qualified electing fund ("QEF") election to be taxed annually on the holder's pro rata portion of our Company's earnings and profits.

      We intend to comply with all record-keeping, reporting and other requirements so that U.S. Holders, who must continue to maintain a QEF election to avoid increased tax liability with respect to our common shares, may do so. However, if meeting those record-keeping and reporting requirements becomes onerous, we may decide, in our sole discretion, that such compliance is impractical and will so notify U.S. Holders. UNTIL SUCH TIME, U.S. HOLDERS THAT DESIRE TO MAINTAIN A QEF ELECTION MAY CONTACT OUR INVESTMENT RELATIONS GROUP FOR THE PFIC ANNUAL INFORMATION STATEMENT, WHICH MAY BE USED TO COMPLETE THEIR ANNUAL QEF ELECTION FILINGS. THIS STATEMENT IS AVAILABLE ON OUR WEBSITE AT:
WWW.QLTINC.COM.

ITEM  6. SELECTED FINANCIAL DATA

ANNUAL FINANCIAL DATA

YEAR ENDED DECEMBER 31,                                      2004 (1)(2)    2003 (2)      2002         2001          2000
(In thousands of U.S. dollars except per share information)  -----------   ---------    ---------    ---------    -----------
CONSOLIDATED STATEMENT OF INCOME DATA
   Total revenues                                            $   186,072   $ 146,750    $ 110,513    $  83,375    $    32,399
   Research and development costs                                 50,059      44,905       42,252       42,909         32,802
   (Loss) income before extraordinary gain                      (178,226)     44,817       13,595       71,512          4,399
   Net (loss) income                                            (165,709)     44,817       13,595       71,512          4,399
   Basic net (loss) income per common share
      (Loss) income before extraordinary gain                      (2.43)       0.65         0.20         1.05           0.07
      Extraordinary gain (3)                                        0.17           -            -            -              -
                                                             -----------   ---------    ---------    ---------    -----------
      Net (loss) income                                            (2.26)       0.65         0.20         1.05           0.07
                                                             -----------   ---------    ---------    ---------    -----------
   Diluted net (loss) income per common share
      (Loss) income before extraordinary gain                      (2.43)       0.59         0.20         1.04           0.06
      Extraordinary gain (3)                                        0.17           -            -            -              -
                                                             -----------   ---------    ---------    ---------    -----------
      Net (loss) income                                            (2.26)       0.59         0.20         1.04           0.06
                                                             -----------   ---------    ---------    ---------    -----------

CONSOLIDATED BALANCE SHEET DATA
   Cash, cash equivalents and short-term investment
     securities                                              $   379,852   $ 495,430    $ 207,935    $ 162,774    $   165,430
   Working capital                                               465,826     556,733      260,127      223,585        201,319
   Total assets                                                1,116,249     634,722      345,841      317,933        259,957
   Long term obligations                                         172,500     172,500            -            -          8,716
   Total shareholders' equity                                    856,779     433,371      313,545      292,701        235,982
                                                             -----------   ---------    ---------    ---------    -----------

For all years presented there were no cash dividends per common share.

QUARTERLY FINANCIAL DATA (2)

      Set out below is selected unaudited consolidated financial information for each of the fiscal quarters of 2004 and 2003.

THREE MONTHS ENDED                                           DECEMBER 31 (1)    SEPTEMBER 30     JUNE 30        MARCH 31
(In thousands of U.S. dollars except per share information)  ---------------    ------------    ----------     ----------
2004
   Total revenues                                            $        53,809    $     46,553    $   44,399     $   41,311
   Research and development costs                                     17,192          12,200        11,257          9,410
   (Loss) income before extraordinary gain                          (223,240)         16,701        14,684         13,629
   Net (loss) income                                                (221,116)         16,701        14,684         24,022
   Basic net (loss) income per common share
      (Loss) income before extraordinary gain                          (2.64)           0.24          0.21           0.20
      Extraordinary gain (3)                                            0.02               -             -           0.15
                                                             ---------------    ------------    ----------     ----------
      Net (loss) income                                                (2.62)           0.24          0.21           0.35
                                                             ---------------    ------------    ----------     ----------
   Diluted net (loss) income per common share
      (Loss) income before extraordinary gain                          (2.64)           0.24          0.20           0.19
      Extraordinary gain (3)                                            0.02               -             -           0.15
                                                             ---------------    ------------    ----------     ----------
      Net (loss) income                                                (2.62)           0.24          0.20           0.34
                                                             ---------------    ------------    ----------     ----------

  2003
     Total revenues                                          $        39,488    $     38,282    $   36,009     $   32,971
     Research and development costs                                   12,259           9,684        12,087         10,875
     Net income                                                        8,970          13,149        11,159         11,539
     Basic net income per common share                                  0.13            0.19          0.16           0.17
     Diluted net income per common share                                0.13            0.19          0.16           0.17
                                                             ---------------    ------------    ----------     ----------

(1) On November 19, 2004 we completed our acquisition of Atrix Laboratories, Inc., or Atrix, for $870 million. The impact of this acquisition on 2004 operations includes: total revenues of $4.1 million, a $236 million charge for purchased in-process research and development, and amortization of acquired intangibles of $0.9 million.

(2) In accordance with EITF Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, the diluted earnings per share for the year ended December 31, 2004 include the dilutive effect of convertible debt. The diluted earnings per share for the year ended December 31, 2003 and the quarterly results reported for 2004 have been restated to conform with EITF No. 04-08.

(3) On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., or Kinetek, a privately held biopharmaceutical company based in Vancouver, British Columbia that focused on discovery and development of new targets and therapies, for $2.4 million. The extraordinary gain in fiscal 2004 of $12.5 million resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by us.

(4) The basic and diluted income (loss) per share are determined separately for each quarter. Consequently, the sum of the quarterly amounts may differ from the annual amounts disclosed in the consolidated financial statements as a results of using different weighted average numbers of shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with our 2004 consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America, or U.S.. All amounts following are expressed in U.S. dollars unless otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 which are based on our current expectations and projections. Words such as "anticipate", "project", "expect", "forecast", "outlook", "plan", "intend", estimate", "should", "may", "assume", "continue", and variations of such words or similar expressions are intended to identify our forward-looking statements. Forward looking statements include, but are not limited to, those in which we state:

      -     anticipated levels of sales of our products;

      -     anticipated future operating results;

      - our expectations regarding the pending patent-related litigation against us;

      -     the anticipated timing and progress of clinical trials;

      -     the anticipated timing of regulatory submissions for our products;

      - the anticipated timing and receipt of regulatory approvals for our products; and

      - the anticipated timing for and receipt of further reimbursement approvals for our products in development.

We caution that actual outcomes and results may differ materially from those expressed in our forward-looking statements because such statements are predictions only and they are subject to a number of important risks factors and uncertainties. Risk factors and uncertainties which could cause actual results to differ from what is expressed or implied by our forward-looking statements are described in more detail in this Annual Report under the headings: "Business -- "Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to the Consolidated Financial Statements". We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report, unless an earlier date is indicated, and, except as required by law and the rules and regulations of the SEC and Canadian regulatory authorities, we undertake no obligation to update or revise the statements.

OVERVIEW

      We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology, dermatology, oncology and urology. Our company was formed in 1981 under the laws of the Province of British Columbia, Canada.

      Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our most significant commercial product, Visudyne(R), utilizes PDT to treat the eye disease known as wet-form age related macular degeneration, or wet AMD, the leading cause of blindness in people over 55 in North American and Europe.

      Visudyne is commercially available in more than 70 countries, including the U.S., Canada, Japan and the European Union countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or CNV, and in over 40 countries for the form of wet AMD known as occult subfoveal CNV. Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. It is also approved in more than 55 countries, including the U.S., Canada and the European Union countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries (including the U.S. and Canada) Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. QLT developed and commercializes Visudyne through a contractual alliance with Novartis Ophthalmics (a division of Novartis Pharma AG).

      In November 2004, we acquired Atrix Laboratories, Inc., a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery, for which we paid aggregate consideration of $870.5 million, in cash and equity. With our acquisition of Atrix (now our wholly owned subsidiary QLT USA, Inc.) we have expanded and diversified our portfolio of approved products, products in development or under regulatory review, and proprietary technologies.

      In addition to our lead commercial product Visudyne, as a result of the Atrix acquisition, we now market, through commercial partners, the Eligard(R) group of products for the treatment of prostate cancer, a line of dermatology products and a line of dental products. The Eligard product line includes four different commercial formulations of our Atrigel(R) technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including most European countries, Canada, Australia and a number of Latin American countries.

      Our newly acquired portfolio of dermatology products consists of both proprietary and generic products that are commercialized, under regulatory review, or in various stages of development. Our lead proprietary dermatology product, Aczone(TM), is currently undergoing regulatory review; a new drug application, or NDA, was filed with the FDA for Aczone in the third quarter of 2004. Our generic dermatology business, which is part of a 50/50 joint venture with Sandoz, Inc., currently comprises five marketed products and five under regulatory review.

      Our efforts to increase our portfolio of marketed products are ongoing. We have a number of product candidates in our development pipeline in addition to Aczone including another photosensitizer, lemuteporfin (which we used to call QLT0074), currently being studied in the treatment of benign prostatic hyperplasia, or BPH, the most common prostatic disease. We carry out research and pre-clinical projects, in fields such as ophthalmology, dermatology, and oncology. We also carry out contract research and development work on product candidates of third parties from which we can potentially derive royalty revenue upon commercialization.

ACQUISITION OF ATRIX LABORATORIES, INC.

      On November 19, 2004, we completed our acquisition of Atrix Laboratories, Inc., or Atrix, a biopharmaceutical company focused on advanced drug delivery. Upon completion of the acquisition, each outstanding share of Atrix common stock was converted into the right to receive one QLT Inc. common share and $14.61 in cash. In addition, each option to purchase Atrix common stock that was outstanding at the closing of the acquisition was assumed by QLT in accordance with the Agreement and Plan of Merger dated June 14, 2004 among QLT and Atrix. The results of operations of Atrix are included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition.

      We paid aggregate consideration of $870.5 million ($325.6 million in cash, $436.1 million in common shares, $93.9 million in other equity, and $15.0 million in acquisition related expenditures) for the Atrix business. We allocated the total consideration for Atrix, including acquisition costs, based on our preliminary assessment as to the estimated fair values on the acquisition date. Our preliminary assessment is subject to change upon the final determination of the fair value of the assets acquired and liabilities assumed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      In preparing our consolidated financial statements, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the net realizable value of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in the purchase business combinations, and provisions for taxes and contingencies. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:

REPORTING CURRENCY AND FOREIGN CURRENCY TRANSLATION

      We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company and the U.S. dollar is the functional currency for the U.S. subsidiary. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders' equity under accumulated other comprehensive income (loss). As of December 31, 2004, our accumulated other comprehensive income totalled $89.9 million.

REVENUE RECOGNITION

Net Product Revenue

      Our net product revenues are primarily derived from sales of Visudyne and Eligard.

      With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics we are responsible for Visudyne manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by us (See Note 15 - Net Product Revenues). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs upon "sell through" of Visudyne to the end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis Ophthalmics' ability to market and distribute the Visudyne to end customers.

      With respect to Eligard, under the terms of our collaborative agreements with our marketing partners, we are responsible for the manufacture of Eligard and receive from our marketing partners an agreed upon sales price upon shipment to them. (We also earn royalties from certain marketing partners based upon their sales of Eligard products to end customers which royalties are included in net royalty revenue.) We recognize net revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our marketing partners, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our marketing partners. Our Eligard marketing partners are responsible for all products after shipment from our facility.

      We do not offer rebates or discounts and have not experienced any material product returns; accordingly, we do not provide an allowance for rebates, discounts, and returns.

Net Royalties

      We recognize net royalties when product is shipped by certain of our marketing partners to end customers based on royalty rates and formulas specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) based on information supplied to us by our marketing partners.

Contract Research and Development

      Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts we recognize contract research and development revenue over the term of the agreement, which is consistent with the pattern of work performed. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue. (See Note 5 - Accounts Receivable and Note 16 - Contract Research and Development).

COST OF SALES

Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to third parties. Cost of sales related to the production of various Eligard, generic dermatology, and Atridox products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management's best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and Atridox products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or in the case of Visudyne, by Novartis Ophthalmics to third parties. While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. For Visudyne, we record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision quarterly based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs between $0.7 million and $1.3 million, depending on the stage of production. We provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory.

STOCK-BASED COMPENSATION

      As allowed by the provisions of SFAS 123, Accounting for Stock-based Compensation, or SFAS 123, we apply Accounting Principles Board, Opinion No. 25, or APB 25, and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Estimates of fair value are determined using the Black-Scholes option pricing model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. We have adopted the disclosure only provision for stock-based compensation for stock options granted to employees and directors, consistent with SFAS 123. If we had adopted a fair value based method for stock-based compensation under SFAS 123, the impact on our net (loss) income and net (loss) income per common share would have been as described in Note 3 in "Notes to the Consolidated Financial Statements".

      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123 Revised, Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We will adopt this statement on July 1, 2005 using a modified prospective application as defined in SFAS 123R. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

RESEARCH AND DEVELOPMENT

      Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred.

INCOME TAXES

      Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized.

LEGAL PROCEEDINGS

      We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our potentially material legal proceedings are discussed in Note 22 to the consolidated financial statements. As of December 31, 2004, no reserve has been established related to these proceedings.

LONG-LIVED AND INTANGIBLE ASSETS

      Occasionally we incur costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially complete and ready for its intended use. Since 2003, we have been depreciating plant and equipment using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.

      In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets, including in-process research and development, or IPR&D. We generally estimate the value of acquired intangible assets and IPR&D using a discounted cash flow model, which requires us to make assumptions and estimates about, among other things: the time and investment that is required to develop products and technologies; our ability to develop and commercialize products before our competitors develop and commercialize products for the same indications; the amount of revenue to be derived from the products; and appropriate discount rates to use in the analysis. Use of different estimates and judgments could yield materially different results in our analysis, and could result in materially different asset values and IPR&D charges.

      As of December 31, 2004, there were approximately $402.5 million of goodwill and approximately $119.6 million of net acquired intangibles on our consolidated balance sheet. We amortize acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates and can materially impact our operating results.

IMPAIRMENT OF GOODWILL

      In accordance with SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made at the time of acquisition of Atrix specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. When we perform impairment tests in future years, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment charges.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In September 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue No. 04-08 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. Previously, the potential dilutive effect of the conversion feature was excluded from diluted earnings per share until the contingent feature was met. Issue No. 04-08 results in contingently convertible debt instruments being included in diluted earnings per share computations regardless of whether the contingent features are met. The provisions of Issue No. 04-08 apply to reporting periods ending after December 15, 2004. The adoption of Issue No. 04-08 has resulted in our diluted earnings per share calculation including the dilutive effect of contingently convertible debt. Prior period diluted earnings per share amounts presented for comparative purposes have been restated to conform to this method.

      In November 2004, FASB issued SFAS 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be treated as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities during periods of below normal production. Our consolidated financial statements comply with the requirements of SFAS No. 151.

      In December 2004, FASB issued SFAS 123 Revised, Share-Based Payment, or SFAS 123R. This statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We will adopt this statement on July 1, 2005 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

      We have begun, but have not yet completed, evaluating the impact of adopting SFAS 123R on our results of operations. We currently determine the fair value of stock-based compensation using a Black-Scholes option pricing model for pro forma purposes. In connection with evaluating the impact of adopting SFAS 123R, we are also considering the potential implementation of different valuation models to determine the fair value of stock-based compensation, although no decision has yet been made. However, we believe the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation technique used.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

      For the year ended December 31, 2004, we recorded a net loss of $165.7 million, or $2.26 per common share. These results compare with net income of $44.8 million, or $0.59 per common share, for the year ended December 31, 2003. During 2004, we recorded a $236.0 million charge for in-process research and development when we completed our acquisition of Atrix Laboratories, Inc. Also during 2004, we completed our acquisition of Kinetek Pharmaceuticals, Inc., which resulted in an extraordinary gain of $12.5 million, primarily due to the recognition of certain tax assets. Excluding the charge for in-process research and development and the extraordinary gain, net income would have been $57.8 million.

REVENUES

NET PRODUCT REVENUE

      Net product revenue was determined as follows:

                                                           For the year        For the year
                                                               ended              ended
                                                          December  31,        December 31,
                                                               2004                2003
                                                          --------------    ------------------
(In thousands of U.S. dollars)
Visudyne(R) sales by Novartis Ophthalmics                 $      448,277    $          356,948
Less: Marketing and distribution costs                          (133,730)             (110,958)
Less: Inventory costs                                            (25,789)              (22,624)
Less: Royalties                                                  (10,074)               (8,082)
                                                          --------------    ------------------
                                                          $      278,684    $          215,284
                                                          ==============    ==================

QLT share of remaining revenue on final sales (50%)       $      139,342    $          107,642
Add: Inventory costs reimbursed to QLT                            21,791                19,757
Add: Royalties reimbursed to QLT                                  10,074                 8,082
Add: Other costs reimbursed to QLT                                 6,250                 6,644
                                                          --------------    ------------------
Revenue from Visudyne(R) sales                            $      177,457    $          142,125

Net product revenue from Eligard(R) and
other products (from November 20 to December 31, 2004)             1,841                     -
                                                          --------------    ------------------
                                                          $      179,298    $          142,125
                                                          ==============    ==================

      The 2004 revenue from Visudyne sales of $177.5 million increased by $35.3 million (or 25%) over the year ended December 31, 2003. The increase was primarily due to a 26% increase in Visudyne sales, which resulted from (i) continued market growth in Europe, (ii) receipt of reimbursement for certain occult and minimally classic lesions in the U.S., and (iii) favorable foreign exchange rates, particularly the strengthening of the Euro relative to the U.S. dollar (contributing six percentage points of the increase in Visudyne sales). In 2004, approximately 47% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 51% in 2003. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 31.1% in 2004, up from 30.2% in the prior year. Marketing and distribution costs rose to $133.7 million for the year, compared to $111.0 million in 2003, due primarily to increases in advertising and promotion and sales force expenses.

      As a result of our acquisition of Atrix, our net product revenue included $1.8 million from Eligard and other Atrix products since November 19, 2004.

NET ROYALTIES

      As a result of our acquisition of Atrix, we have included $2.3 million of net royalties related to Eligard and other Atrix products since November 19, 2004.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

      We receive non-refundable research and development funding from Novartis Ophthalmics and other strategic partners, which is recorded as contract research and development revenue. For the year ended December 31, 2004, contract research and development revenue decreased by 4% to $4.4 million. The decrease was due to the elimination of the multiple basal cell carcinoma program and the cessation of reimbursement from Xenova Limited for tariquidar development. This was partially offset by an increase in contract research and development programs resulting from our acquisition of Atrix.

COSTS AND EXPENSES

COST OF SALES

      For the year ended December 31, 2004, cost of sales was $33.4 million, up 37% compared to $24.3 million for the year ended December 31, 2003. Cost of sales related to revenue from Visudyne increased to $31.5 million in 2004, from $24.3 million in 2003, due primarily to the increase in Visudyne sales in the year. Cost of sales in 2004 also included $1.8 million related to revenue from Eligard and other products acquired in our acquisition of Atrix. Of this amount, $0.6 million was related to the fair value adjustment to Atrix's inventory at the time of the acquisition.

RESEARCH AND DEVELOPMENT

      Research and development, or R&D, expenditures increased $5.2 million (or 11%) to $50.1 million for the year ended December 31, 2004, compared to $44.9 million for the year ended December 31, 2003. The increase was primarily due to higher spending on integrin-linked kinase, or ILK, research, increased development work on lemuteporfin, the addition of R&D expenses related to Atrix projects post-acquisition, and negative foreign exchange effects (primarily the strengthening of the Canadian dollar against the U.S. dollar). Combined, these increases more than offset the decrease in spending related to the development of tariquidar, which was halted during 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      For the year ended December 31, 2004, selling, general and administrative, or SG&A, expenses of $17.5 million were up 4% compared to $16.8 million for the year ended December 31, 2003. The increase primarily related to the addition of SG&A expenses from the Atrix business post-acquisition, higher compensation costs, expenses associated with our Sarbanes-Oxley Act compliance efforts and negative foreign exchange effects (primarily the strengthening of the Canadian dollar against the U.S. dollar). Combined, these increases were only partially offset by higher inventory absorption of production overheads and decreased funding for endowments. SG&A expenses include certain overhead expenses associated with the manufacture of products.

DEPRECIATION EXPENSE

      Depreciation expense relates to the depreciation of property, plant, and equipment. For the year ended December 31, 2004, depreciation expense of $3.7 million increased 18% compared to $3.1 million for the year ended December 31, 2003.

AMORTIZATION OF INTANGIBLES

      Amortization of intangibles of $0.9 million related to the developed technology and trademark intangibles acquired in our acquisition of Atrix on November 19, 2004. The estimated fair value of the trademark relates to the Eligard trademark and the estimated fair value of developed technology relates to existing FDA-approved products (certain Eligard, dermatology and dental products). Developed technology and trademark intangibles are being amortized over their expected useful lives of 16 to 17 years, respectively.

IN-PROCESS RESEARCH AND DEVELOPMENT

      In 2004, we incurred an in-process research and development, or IPR&D, charge of $236 million. There were no IPR&D charges in 2003 or 2002. The amount expensed to IPR&D in 2004 arose from our acquisition of Atrix. We calculated the charge for IPR&D related to Atrix by determining the fair value of the existing products as well as the technology that was currently under development, using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. These projected future cash flows were further adjusted for additional risks inherent in the development life cycle, the value contributed by any core technology, and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted based on rates derived from our weighted average cost of capital, weighted average return on assets and the internal rates of return for the transaction. As the cash flows for each project had been adjusted to account for the risk associated with each product's relative stage of development, including the characteristics and applications of our products, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, we determined a discount rate of 13%. When we acquired Atrix, we did not expect to achieve a material amount of expense reduction or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions did not include anticipated cost savings. A description of the IPR&D projects acquired are as follows:

Eligard(R) (Certain          Proprietary products for prostate cancer
formulations)                incorporating a leutinizing hormone-releasing
                             hormone with one of our drug delivery systems. The
                             Atrigel(R) drug delivery technology allows for
                             sustained delivery of leuprolide acetate for
                             periods ranging from one month to six months.

Aczone(TM)                   A proprietary product for the treatment of acne,
                             rosacea, atopic dermatitis and additional
                             indications. Aczone(TM) incorporates dapsone, an
                             anti-inflammatory and antimicrobial drug with one
                             of our drug delivery systems.

Octreotide                   A proprietary product for long term treatment of
                             symptoms associated with carcinoid tumors combined
                             with one of our drug delivery systems.

CP-533,536                   A Pfizer compound formulated with our Atrigel(R)
                             technology for bone growth.

Generic Dermatology          Various generic dermatology products at various
                             stages of clinical trial.

      All of the above IPR&D projects, at the date of the acquisition of Atrix, were at various stages of clinical development and, with the exception of Eligard 6-month, still required substantial costs to complete. Prior to commercialization, FDA and other regulatory approvals are still required. Current estimates of time and investment required to develop these products may change and we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs do not become commercially viable, our results of operations could be materially affected.

INVESTMENT AND OTHER INCOME

NET FOREIGN EXCHANGE GAINS (LOSSES)

      Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the year ended December 31, 2004, we recorded net foreign exchange gains of $0.8 million versus net foreign exchange gains of $3.3 million in 2003. The gains in the year ended December 31, 2004 were from gains on U.S. dollar long-term debt and foreign exchange contracts offset by losses on cash and foreign currency receivables and payables. (See "Liquidity and Capital Resources - Interest and Foreign Exchange Rates").

  Details of our net foreign exchange gains (losses) were as follows:

                                                                For the year ended      For the year ended
                                                                    December 31,           December 31,
(In thousands of U.S. dollars)                                        2004                    2003
------------------------------                                  ------------------      ------------------
Cash and cash equivalents and short-term investments                 $(11,751)            $ (12,412)
U.S. dollar long-term debt                                             13,258                10,715
Foreign exchange contracts                                                905                 7,900
Foreign currency receivables and payables                              (1,575)               (2,858)
                                                                     --------             ---------
Net foreign exchange gains (losses)                                  $    837             $   3,345
                                                                     ========             =========

INTEREST INCOME

      For the year ended December 31, 2004, interest income increased 18% to $10.1 million compared to $8.6 million for the same period in 2003. This increase was a result of higher cash reserves prior to the acquisition of Atrix offset by lower yield on short-term investments and a lower cash balance as a result of payments related to the acquisition of Atrix in November. Our treasury policy is focused on minimizing risk of loss of principal.

INTEREST EXPENSE

      Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to this placement. For the year ended December 31, 2004 interest expense increased to $6.3 million from $2.4 million in 2003 as a result of the 3% convertible senior notes being outstanding for the full 2004 year.

OTHER GAINS

      In September 2004, we received payment from Axcan Pharma, Inc. of CAD $2.5 million (U.S. $1.9 million) for a milestone payment resulting from the approval in Europe of Photofrin(R) for Barrett's esophagus. During the same period in 2003, we received the same amount of CAD $2.5 million (USD $1.8 million) from Axcan Pharma, Inc. for approval in the U.S. of Photofrin for Barrett's esophagus.

EXTRAORDINARY GAIN

      On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., or Kinetek, a privately held biopharmaceutical company based in Vancouver, British Columbia, which focused on discovery and development of new therapies. During the fourth quarter of 2004, we realized certain previously unrecognized tax assets and recorded an additional extraordinary gain of $2.1 million, bringing the total extraordinary gain from this transaction to $12.5 million. This extraordinary gain is the result of the acquired net assets, including certain tax assets, having a fair value in excess of the total consideration paid.

INCOME TAXES

      The provision for income taxes was $29.4 million for the year ended December 31, 2004, compared to a provision of $24.0 million in 2003. The effective tax rate for 2004 (negative 19.8%) was impacted by the acquisition of Atrix and therefore is not a meaningful measure. The effective tax rate reported in 2003 was 34.8%. Adjusting for the purchase price accounting and increase in valuation allowance associated with the Atrix acquisition in 2004 and the Diomed Holdings, Inc., or Diomed, write down in 2003, the rates would have been 34.1% in 2004 compared to 34.6% in 2003. The net decrease resulted from a reduction in the Canadian statutory tax rate and was partially offset by revisions to prior year estimates that ran through the current year provision.

      The net deferred tax asset of $11.7 million was largely the result of research and development credits as well as other temporary differences. The net deferred tax liability of $52.2 million was primarily a result of purchase price accounting for tangible and intangible depreciable assets in connection with the acquisition of Atrix in 2004.

      As of December 31, 2004, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management's assessment of the "more likely than not" criterion for accounting purposes changes, the valuation allowance is adjusted accordingly (See Note 18 in "Notes to the Consolidated Financial Statements").

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

      For the year ended December 31, 2003 we recorded net income of $44.8 million, or basic and diluted net income per common share of $0.65 and $0.59, respectively. These results compare with net income of $13.6 million, or $0.20 per common share for the year ended December 31, 2002. During the fourth quarter of 2002, we recorded a write-down of $6.2 million related to the impairment of our equity investment in Kinetek, and a restructuring charge of $2.9 million related to a reduction in the work force. These two charges negatively impacted 2002 earnings per share by approximately $0.12.

REVENUES

REVENUE FROM VISUDYNE(R)

      Our revenue from Visudyne was determined as follows:

                                                              For the year      For the year
                                                                 ended             ended
                                                              December 31,       December 31,
(In thousands of U.S. dollars)                                    2003              2002
---------------------------------------------------           ------------      -------------
Visudyne(R) sales by Novartis Ophthalmics                      $ 356,948         $  287,098
Less: Marketing and distribution costs                          (110,958)          (107,293)
Less: Inventory costs                                            (22,624)           (16,424)
Less: Royalties                                                   (8,082)            (6,604)
                                                               ---------         ----------
                                                               $ 215,284         $  156,777
                                                               =========         ==========

QLT share of remaining revenue on final sales (50%)            $ 107,642         $   78,388
Add: Inventory costs reimbursed to QLT                            19,757             13,574
Add: Royalties reimbursed to QLT                                   8,082              6,604
Add: Other costs reimbursed to QLT                                 6,644              5,521
                                                               ---------         ----------
Revenue from Visudyne(R) as reported by QLT                    $ 142,125         $  104,087
                                                               =========         ==========

      For the year ended December 31, 2003, approximately 51% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 59% in 2002.

      For the year ended December 31, 2003, revenue from Visudyne increased by 37% over the year ended December 31, 2002. This increase was primarily due to a 24% increase in Visudyne sales, which resulted primarily from higher market penetration in markets outside the U.S. and favorable exchange rates. Sales outside the U.S. are primarily denominated in Euros, and the strengthening of the Euro relative to our U.S. dollar reporting currency contributed to approximately 9% of the 24% growth in sales. Marketing and distribution costs were up $3.7 million over 2002, as reductions in advertising and promotion were more than offset by increases in charges for sales force and other expenses.

CONTRACT RESEARCH AND DEVELOPMENT REVENUE

      We receive non-refundable research and development funding from Novartis Ophthalmics and other strategic partners which is recorded as contract research and development revenue. For the year ended December 31, 2003 contract research and development revenue decreased 28% to $4.6 million. The decrease was due primarily to our reacquisition of development rights to the multiple basal cell carcinoma, or MBCC, program from Novartis Ophthalmics during the year, after which Novartis Ophthalmics was no longer required to contribute to the funding of this program.

COSTS AND EXPENSES

COST OF SALES

      For the year ended December 31, 2003, cost of sales increased 28% to $24.3 million compared to $19.1 million for the year ended December 31, 2002. The increase was due primarily to an increase in Visudyne sales in 2003 and a $1.3 million reduction in the provision related to non-completion of product inventory in 2002. During the fourth quarter of 2003, we experienced non-completion of product inventory at two of our contract manufacturers. The impact of this non-completion of product inventory was partly offset by the provision for non-completion of product inventory and reimbursement from one of the contract manufacturers. The resulting impact to cost of sales was $0.9 million. Our revenue from Visudyne contained reimbursement by our alliance partner, Novartis Ophthalmics, related to inventory costs which serve to further reduce the impact of the non-completion of product inventory on our net income to nil.

RESEARCH AND DEVELOPMENT

      R&D expenditures increased 6% to $44.9 million for the year ended December 31, 2003, compared to $42.3 million for the year ended December 31, 2002. The increase was primarily due to the foreign exchange impact of the strengthening of the Canadian dollar relative to the U.S. dollar ($3.4 million), and increased spending on clinical trials related to lemuteporfin (formerly QLT0074) ($1.5 million) and Visudyne in minimally classic AMD ($1.5 million). Partially offsetting these increases were savings from lower tariquidar development costs ($2.0 million) and less spending on research projects ($0.6 million). During the second quarter of 2003 we halted our Phase III tariquidar trials and during the fourth quarter of 2003 we halted our Phase III MBCC trials.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      For the year ended December 31, 2003, SG&A expenses increased 5% to $16.8 million compared to $16.1 million for the year ended December 31, 2002. Excluding a $0.7 million negative foreign exchange impact, SG&A expenses would have been approximately flat year-over-year. Increases due to an endowment to the Wilmer Eye Institute at Johns Hopkins University in Baltimore ($2.0 million) and higher directors' and officers' liability insurance premiums ($1.3 million) were somewhat offset by higher inventory absorption of production overheads ($1.8 million) and lower consulting fees ($1.2 million). SG&A expenses include certain overhead expenses associated with the manufacture of products.

DEPRECIATION EXPENSE

      Depreciation expense relates mainly to the depreciation of property and equipment. For the year ended December 31, 2003, depreciation expense of $3.1 million was flat in comparison to the year ended December 31, 2002.

RESTRUCTURING

      In the fourth quarter of 2002 we restructured our operations to reduce operating expenses and concentrate our resources on key product development programs and business initiatives. We reduced our overall headcount by 62 people or 17%. We provided affected employees with severance and support to assist with outplacement. As a result, we recorded a $2.9 million restructuring charge in the fourth quarter of 2002 related to severance and termination costs. During the second quarter of 2003, we reassessed our restructuring reserve based on expected remaining cash outlays for severance, termination benefits and other related costs, and accordingly reduced the reserve by $0.4 million. As of December 31, 2003, we had substantially completed all activities associated with the restructuring. We estimate that the restructuring resulted in annual savings of $4.4 million.

INVESTMENT AND OTHER INCOME

NET FOREIGN EXCHANGE GAINS (LOSSES)

      Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long-term debt. For the year ended December 31, 2003, we recorded net foreign exchange gains of $3.3 million versus net foreign exchange losses of $0.3 million in 2002. The gains in the year ended December 31, 2003 were from gains on U.S. dollar long-term debt and foreign exchange contracts offset by losses on U.S. cash and foreign currency receivables and payables. (See "Liquidity and Capital Resources - Interest and Foreign Exchange Rates").

Details of our net foreign exchange gains (losses) were as follows:

                                                              For the year ended   For the year ended
                                                                  December 31,        December 31,
(In thousands of U.S. dollars)                                        2003               2002
----------------------------------------------------          ------------------   ------------------
Cash and cash equivalents and short-term investments             $  (12,412)            $ (887)
U.S. dollar long-term debt                                           10,715                  -
Foreign exchange contracts                                            7,900               (620)
Foreign currency receivables and payables                            (2,858)             1,229
                                                                 ----------             ------
Net foreign exchange gains (losses)                              $    3,345             $ (278)
                                                                 ==========             ======

INTEREST INCOME

      For the year ended December 31, 2003, interest income increased 78% to $8.6 million compared to $4.8 million for the same period in 2002. This increase was a result of higher cash reserves and higher yield on short-term investment in Canadian dollar denominated securities. The increase in our cash reserves was the result of proceeds from the convertible senior notes, which added $0.7 million to interest income. Foreign exchange gains, due to the strengthening of the Canadian dollar relative to the U.S. dollar, also contributed $0.9 million to this increase. Our treasury policy is focused on minimizing risk of loss of principal.

INTEREST EXPENSE

      Interest expense comprised the interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to this placement. For the year ended December 31, 2003 interest expense increased to $2.4 million from nil.

WRITE-DOWN OF INVESTMENT

      During the fourth quarter of 2003 our investment in Diomed, a public company, was significantly diluted as a result of an equity financing by the investee, resulting in an other than temporary impairment of $0.6 million.

      During the fourth quarter of 2002, due to Kinetek's reduced cash position and exhaustion of various strategic alternatives, we contracted an impairment assessment of Kinetek by an independent valuation consultant. Based on this assessment, we wrote down our $6.2 million investment in Kinetek shares.

INCOME TAXES

      The provision for income taxes was $24.0 million for the year ended December 31, 2003, compared to a provision of $11.4 million in 2002. The effective tax rate reported in 2003 was 34.8%, compared to 45.6% reported in 2002. Adjusting for the Diomed write-down in 2003 and the Kinetek write-down in 2002, the rates would have been 34.6% in 2003 versus 36.5% in 2002. This decrease resulted primarily from the decrease in the Canadian statutory tax rate.

      As at December 31, 2003, we had $1.4 million of R&D expenditures available as deductions for tax purposes that have no expiration date. As at December 31, 2003, we also had investment tax credits of $8.6 million available which will expire at various dates through 2013. The net deferred tax benefit of these and other temporary differences was estimated to be approximately $11.8 million, and is ultimately subject to final determination by taxation authorities.

      As of December 31, 2003, we established a valuation allowance of $1.7 million against the tax effect of the write-down of our investments in Kinetek and Diomed. The valuation allowance is reviewed periodically and if the "more likely than not" criterion for accounting purposes changes, the valuation allowance will be adjusted accordingly. (See Note 18 in "Notes to the Consolidated Financial Statements").

OUTLOOK FOR 2005

      The statements contained in this section are forward-looking. See the "Special Note Regarding Forward-looking Statements".

RESULTS OF OPERATIONS

      We expect growth of our business in 2005, driven primarily by increased Visudyne sales and increased Eligard sales. A number of factors can impact sales of our products; see: "Risk Factors" in Item 1 - Business. While Visudyne sales growth is projected, Visudyne faces a competitor following the launch of Macugen therapy by Eyetech Pharmaceuticals, Inc. and Pfizer, Inc. in the U.S., and the impact of Macugen sales on sales of Visudyne cannot be predicted. It is also difficult to accurately predict Eligard sales given that this is a relatively new product and how quickly sales growth will be achieved is uncertain.

R & D EXPENDITURES

      Commensurate with the expansion of our development pipeline which resulted from our acquisition of Atrix in November 2004, we are planning an increase in our R&D expenditures in 2005. Our development efforts during the year will focus on Octreotide three-month formulation, lemuteporfin in benign prostatic hyperplasia, or BPH, and continued development of Visudyne and Aczone.

TRENDS OR OTHER FACTORS EXPECTED TO IMPACT FUTURE OPERATIONS

      Our future operating results can be impacted by a number of factors. The following factors or trends are reasonably expected to impact our results in 2005:

            -     increased competition in the AMD market;

            - increased impact of foreign exchange rates. With Visudyne sales outside the U.S. surpassing sales within the U.S. for the first time in 2004, foreign exchange rates will have an increasingly significant impact on reported sales. These rates are not predictable. We employ hedging measures to mitigate the effects of changes in foreign exchange rates on our earnings and cash flows. Our 2005 earnings and cash flow projections assume that we are effectively hedged.

            - the early part of 2005 has seen a downturn in the biopharmaceutical industry generally; our stock price and that of many others in the industry has recently declined. If this downturn continues our stock price and our business might be materially affected; and

            - our approved products are sold through marketing collaborations, and growth of our business will remain dependent on the sales and marketing efforts of our collaborative partners.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed operations, product development and capital expenditures primarily through proceeds from the commercialization of Visudyne, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.

      The primary drivers of our operating cash flows during 2004 were cash receipts from Visudyne sales and cash payments related to the following: R&D activities, SG&A expenses, raw materials purchases and contract manufacturing fees for the manufacture of Visudyne, interest expense related to our convertible notes and income tax installments.

      For the year ended December 31, 2004, we generated $65.2 million of cash from operations as opposed to $65.0 million for the same period in 2003. Higher cash receipts from Visudyne sales ($169.3 million as opposed to $134.6 million in 2003) were offset by the payment of income tax installments of $4.0 million, interest payments related to the convertible notes of $5.6 million, increased operating and inventory related expenditures of $13.9 million, and lower foreign exchange contract gains of $9.5 million as compared to the same period in 2003. The payment of cash income tax installments was the result of the liability for cash taxes in 2004. Previously, our deferred tax assets (tax losses and other deductions from prior periods) were sufficient to eliminate cash taxes. We expect to be cash taxable (having utilized the majority of our tax losses and other tax assets) in 2005 as well. There was no interest paid on the convertible notes in 2003 as these notes were issued in August of 2003 with the first two scheduled interest payments occurring on March 15 and September 15 of 2004.

      During 2004, acquisitions and capital expenditures accounted for the most significant cash outlays for investing activities, offset by net sales of short-term investment securities to fund the acquisitions. In March 2004, we used $2.3 million, net of cash acquired, to purchase Kinetek, and in November 2004, we used $301.1 million, net of cash acquired, to purchase Atrix. We also used $11.7 million for the purchase of property, plant and equipment, primarily related to our pilot manufacturing facility in Vancouver.

      Our cash flows from financing activities consisted primarily of cash receipts of $15.2 million from stock option exercises.

INTEREST AND FOREIGN EXCHANGE RATES

      We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2004, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 24 days. If market interest rates were to increase immediately and uniformly by 10% of levels at December 31, 2004, the fair value of the portfolio would decline by an immaterial amount.

      At December 31, 2004, we had $379.9 million in cash, cash equivalents and short-term investments (approximately $286.4 million denominated in U.S. dollars) and $172.5 million of U.S. dollar-denominated debt. Of the $286.4 million U.S. dollar-denominated balance, $175.7 million was held by our Canadian parent company, approximately offsetting our U.S. dollar-denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash, cash equivalents and short-term investments would be mostly offset by the decline in the fair value of our $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of the U.S. subsidiary is the U.S. dollar, the U.S. dollar-denominated cash, cash equivalents and short-term investments holdings of our U.S. subsidiary do not result in foreign currency gains and losses in operations.

      We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future net income and cash flows. The net unrealized gain in respect of such foreign currency contracts, as at December 31, 2004, was approximately $1.8 million and was included in our results of operations.

      We purchase goods and services primarily in Canadian and U.S. dollars and earn a significant portion of our revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.

CONTRACTUAL OBLIGATIONS

      During August of 2003, we completed a Rule 144A private placement of $172.5 million aggregate principal amount of convertible senior notes due 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004. The convertible senior notes are convertible at the option of the holders into common shares at the conversion rates referred to below only in the following circumstances: (i) if our common share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the convertible senior notes; (ii) if the trading price of the convertible senior notes over a specified period has fallen below 95% of the amount equal to our then prevailing common share price times the applicable conversion rate provided that no notes may be converted pursuant to this condition after September 15, 2018, if, on any trading day during the specified period, the closing sale price of our common shares is greater than the conversion price in effect during such trading day and less than or equal to 120% of such conversion price; (iii) if the convertible senior notes are called for redemption; or (iv) if specified corporate transactions were to occur. The notes are convertible into our common shares, at an initial conversion rate of 56.1892 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $17.80 per share. The effect of approximately 9,692,637 shares related to the assumed conversion of the $172.5 million 3% convertible senior notes has been included in the computation of diluted earnings per share for the years ended December 31, 2004 and 2003. On or after September 15, 2008, we may at our option redeem the notes, in whole or in part, for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. We also have the option to redeem for cash all, but not less than all, of the notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date, in the event of certain changes to Canadian withholding tax requirements. On each of September 15, 2008, 2013 and 2018, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, that date. On the occurrence of certain events, such as a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by us. Total proceeds from the private placement were $167.7 million, net of debt issue costs of $4.8 million. The notes are senior unsecured obligations and rank equally with all of our future senior unsecured indebtedness. The notes are effectively subordinated to all of our future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables.

      In the normal course of business, we enter into product supply agreements with contract manufacturers which expire at various dates through 2009 as well as other purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office equipment and office space. The minimum annual commitments related to these agreements and our long-term debt are as follows:

(in thousands of U.S. dollars)              PAYMENTS DUE BY PERIOD
------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS         TOTAL       LESS THAN 1 YEAR   1-3 YEARS    3-5 YEARS      MORE THAN 5 YEARS
-----------------------         ---------   ----------------   ---------    ---------      -----------------
Long-Term Debt:(1)
    Principal                   $ 172,500       $      -       $      -     $      -           $ 172,500
    Interest                       98,325          5,175         10,350       10,350              72,450

Operating Leases (2)                1,765            718            721          325                   -

Purchase Obligations (3)           31,387         20,953          8,942        1,392                 100
                                ---------       --------       --------     --------           ---------
  Total                         $ 303,977       $ 26,846       $ 20,013     $ 12,067           $ 245,050
                                =========       ========       ========     ========           =========

1. Long-term debt relates to the $172.5 million aggregate principal amount of 3% convertible senior notes described above. The amounts in the table above include interest and principal payable to 2023 assuming neither conversion nor redemption occurs earlier.

2. Operating leases comprise our long-term leases of photocopiers, office space and postage meters.

3. Purchase obligations comprise minimum purchase requirements of our product supply agreements with contract manufacturers ($17.4 million) and other outstanding purchase commitments related to the normal course of business ($14.0 million).

OFF-BALANCE SHEET ARRANGEMENTS

      Except for the contractual arrangements described in the Contractual Obligations section above, we do not have any other arrangements that create risk for QLT and are not recognized in our consolidated balance sheet.

GENERAL

      We believe that our available cash resources and working capital, and our cash generating capabilities, should be more than sufficient to satisfy the funding of product development programs and other operating and capital requirements, including the in-licensing or acquisition of products and technologies for the reasonably foreseeable future. The nature and form of any future in-licensing or acquisition may have a material impact on our financial position and results of operations. Depending on the overall structure of current and future strategic alliances, we may have additional capital requirements related to the further development, marketing and distribution of existing or future products.

      Our working capital and capital requirements will depend upon numerous factors, including: our ability to successfully execute our integration strategies following the acquisition of Atrix; the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and R&D programs; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, marketing and support capabilities; technological advances; the status of competitors; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; our ability to establish collaborative arrangements with other organizations; and the outcome of legal proceedings.

      We may require additional capital in the future to fund clinical and product development costs for certain product applications or other technology opportunities, and strategic acquisitions of products, product candidates, technologies or other businesses. Accordingly, we may seek funding from a combination of sources, including product licensing, joint development and new collaborative arrangements, additional equity or debt financing or from other sources. No assurance can be given that additional funding will be available or, if available, on terms acceptable to us. If adequate capital is not available, our business could be materially and adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We acquired Atrix Laboratories, Inc. (now QLT USA, Inc.) effective November 19, 2004. As a result, we have excluded QLT USA/Atrix from our assessment of the evaluation of internal control over financial reporting as of December 31, 2004, and management's conclusions about the effectiveness of its internal control over financial reporting does not extend to the internal controls of QLT USA/Atrix. The amounts relating to QLT USA/Atrix that were consolidated into our annual financial statements as at December 31, 2004 were as follows:

                                                             For the year ended
(In thousands of U.S. dollars, except per share amounts)     December 31, 2004
--------------------------------------------------------     -----------------
Current assets                                                   $ 141,129
Property, plant and equipment                                       26,842
Current liabilities                                                 (8,794)
Revenues                                                             4,982
Expenses and other                                                  (5,138)

      Subject to the limitation outlined above, based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

      Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, the independent registered chartered accountants that audited our December 31, 2004 consolidated annual financial statements, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders of

QLT INC.

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that QLT Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Controls over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Atrix Laboratories, Inc., which was acquired on November 19, 2004 and whose financial statements reflect total assets and revenues constituting 15 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Atrix Laboratories, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Independent Registered Chartered Accountants

Vancouver, Canada
March 14, 2005

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Shareholders of

QLT INC.

      We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries ("the Company") as of December 31, 2004 and 2003 and the consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

      On March 14, 2005, we reported separately to the shareholders of the Company on our audit, conducted in accordance with Canadian generally accepted auditing standards, of the financial statements for the same period, prepared in accordance with Canadian generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Independent Registered Chartered Accountants

Vancouver, Canada
March 14, 2005

CONSOLIDATED BALANCE SHEETS

As at December 31,
------------------                                                                            2004                 2003
(In thousands of U.S. dollars)                                                            -----------           ---------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                           $   366,037           $ 262,408
      Short-term investment securities                                                         13,815             233,022
      Accounts receivable (Note 5)                                                             56,600              35,395
      Inventories (Note 6)                                                                     45,899              26,808
      Current portion of deferred income tax assets (Note 17)                                   4,753              11,801
      Other (Note 7)                                                                           13,521              16,150
                                                                                          -----------           ---------
                                                                                              500,625             585,584

PROPERTY, PLANT AND EQUIPMENT (NOTE 8)                                                         81,674              43,262
DEFERRED INCOME TAX ASSETS (NOTE 17)                                                            6,926                   -
INTANGIBLES, NET (NOTE 9)                                                                     119,600                   -
GOODWILL                                                                                      402,518                   -
OTHER LONG-TERM ASSETS (NOTE 10)                                                                4,906               5,876
                                                                                          -----------           ---------
                                                                                          $ 1,116,249           $ 634,722
                                                                                          ===========           =========

LIABILITIES
CURRENT LIABILITIES

      Accounts payable                                                                    $    12,993           $   8,683
      Accrued liabilities (Note 12)                                                            19,528              13,574
      Deferred revenue                                                                          2,278               6,594
                                                                                          -----------           ---------
                                                                                               34,799              28,851

DEFERRED INCOME TAX LIABILITIES (NOTE 17)                                                      52,171                   -
LONG-TERM DEBT (NOTE 13)                                                                      172,500             172,500
                                                                                          -----------           ---------
                                                                                              259,470             201,351
                                                                                          -----------           ---------

COMMITMENTS (NOTE 20)
CONTINGENCIES (NOTE 22)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (NOTE 14)
      Authorized
           500,000,000 common shares without par value
           5,000,000 first preference shares without par value, issuable in series
      Issued and outstanding
           Common shares                                                                      848,498             395,627
                December 31, 2004  -92,021,572 shares
                December 31, 2003  -68,892,027 shares
ADDITIONAL PAID IN CAPITAL                                                                     92,193                   -
ACCUMULATED DEFICIT                                                                          (173,794)             (8,084)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                         89,882              45,828
                                                                                          -----------           ---------
                                                                                              856,779             433,371
                                                                                          -----------           ---------
                                                                                          $ 1,116,249           $ 634,722
                                                                                          ===========           =========

See the accompanying "Notes to the Consolidated Financial Statements".

CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,
-----------------------                                                            2004                 2003             2002
(In thousands of U.S. dollars except per share information)                     ----------           ----------       ----------
REVENUES
      Net product revenue (Note 15)                                             $  179,298           $  142,125       $  104,087
      Net royalties                                                                  2,338                    -                -
      Contract research and development (Note 16)                                    4,436                4,625            6,426
                                                                                ----------           ----------       ----------
                                                                                   186,072              146,750          110,513
                                                                                ----------           ----------       ----------

COSTS AND EXPENSES
      Cost of sales                                                                 33,377               24,328           19,073
      Research and development                                                      50,059               44,905           42,252
      Selling, general and administrative                                           17,464               16,820           16,092
      Depreciation                                                                   3,715                3,141            3,121
      Amortization of intangibles                                                      852                    -                -
      Purchase of in-process research and development                              236,000                    -                -
      Restructuring (recovery) charge                                                    -                 (394)           2,867
                                                                                ----------           ----------       ----------
                                                                                   341,467               88,800           83,405
                                                                                ----------           ----------       ----------

OPERATING (LOSS) INCOME                                                           (155,395)              57,950           27,108

INVESTMENT AND OTHER INCOME (LOSS)
      Net foreign exchange gains (losses)                                              837                3,345            (278)
      Interest income                                                               10,136                8,581            4,814
      Interest expense                                                              (6,261)              (2,359)               -
      (Write-down) of investments (Note 17)                                              -                 (560)          (6,204)
      Equity loss in NSQ                                                                 -                    -             (277)
      Other gains (losses)                                                           1,905                1,813             (169)
                                                                                ----------           ----------       ----------

                                                                                  (148,778)              68,770           24,994
(LOSS) INCOME BEFORE INCOME TAXES

PROVISION FOR  INCOME TAXES (NOTE 18)                                              (29,448)             (23,953)         (11,399)
                                                                                ----------           ----------       ----------

(LOSS) INCOME BEFORE EXTRAORDINARY GAIN                                         $ (178,226)          $   44,817       $   13,595
                                                                                ----------           ----------       ----------

EXTRAORDINARY GAIN (NOTE 4)                                                         12,517                    -                -

                                                                                ==========           ==========       ==========
NET (LOSS) INCOME                                                               $ (165,709)          $   44,817       $   13,595
                                                                                ==========           ==========       ==========

BASIC NET (LOSS) INCOME PER COMMON SHARE
      (Loss) income before extraordinary gain                                   $    (2.43)          $     0.65       $     0.20
       Extraordinary gain                                                             0.17                    -                -
                                                                                ----------           ----------       ----------
        Net (loss) income                                                       $    (2.26)          $     0.65       $     0.20
                                                                                ----------           ----------       ----------

DILUTED NET (LOSS) INCOME PER COMMON SHARE
      (Loss) income before extraordinary gain                                   $    (2.43)          $     0.59       $     0.20
      Extraordinary gain                                                              0.17                    -                -
                                                                                ----------           ----------       ----------
        Net (loss) income                                                       $    (2.26)          $     0.59       $     0.20
                                                                                ----------           ----------       ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (THOUSANDS)
      Basic                                                                         73,240               68,733           68,228
      Diluted                                                                       73,240               78,665           68,432
                                                                                ----------           ----------       ----------

See the accompanying "Notes to the Consolidated Financial Statements".

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,
-----------------------                                                                2004              2003            2002
(In thousands of U.S. dollars)                                                     -----------         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss) income                                                             $  (165,709)        $ 44,817        $ 13,595
     Adjustments to reconcile net income to net cash from operating activities
           Charge for in process research and development                              236,000                -               -
           Amortization of intangibles                                                     852                -               -
           Depreciation                                                                  3,715            3,141           3,121
           Write-down of investments                                                         -              560           6,204
           Amortization of deferred financing expenses                                   1,053              397               -
           Unrealized foreign exchange gains                                           (12,396)          (8,375)           (566)
           Extraordinary gain                                                          (12,517)               -               -
           Deferred income taxes                                                        19,612           23,953          11,399
           Restructuring (recovery) charge                                                   -             (394)          2,631
           Equity loss in NSQ                                                                -                -             277
     Changes in non-cash operating assets and liabilities
           Accounts receivable                                                          (9,382)           1,254          (3,314)
           Inventories                                                                     749            2,167           7,872
           Other current assets                                                          7,219            3,984          (3,916)
           Accounts payable                                                                749           (1,038)           (341)
           Income tax payable                                                              (67)               -               -
           Accrued restructuring charge                                                      -           (2,437)              -
           Other accrued liabilities                                                       162            5,203            (654)
           Deferred revenue                                                             (4,845)          (8,251)          5,031
                                                                                   -----------         --------        --------
                                                                                        65,195           64,981          41,339
                                                                                   -----------         --------        --------

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
     Short-term investment securities                                                  300,043         (127,719)         15,907
     Purchase of property, plant and equipment                                         (11,657)          (5,683)         (2,242)
     Proceeds from dissolution or sale of investments                                        -                -             488
     Purchase of Atrix Laboratories, Inc., net of cash acquired                       (301,145)               -               -
     Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired                    (2,316)               -               -
                                                                                   -----------         --------        --------
                                                                                       (15,075)        (133,402)         14,153
                                                                                   -----------         --------        --------

CASH PROVIDED BY FINANCING ACTIVITIES
     Long-term debt (net)                                                                 (123)         167,694               -
     Issuance of common shares                                                          15,205            3,903           3,726
                                                                                   -----------         --------        --------
                                                                                        15,082          171,597           3,726
                                                                                   -----------         --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            38,427           31,094           (743)
                                                                                   -----------         --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              103,629          134,270          58,475
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           262,408          128,138          69,663
                                                                                   -----------         --------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $   366,037         $262,408        $128,138
                                                                                   -----------         --------        --------

SUPPLEMENTARY CASH FLOW INFORMATION:

Interest paid:                                                                     $     6,035         $    423        $    970
Income taxes paid:                                                                 $    11,342                -               -
                                                                                   -----------         --------        --------

NON-CASH INVESTING AND FINANCING ACTIVITIES:

         1. On February 1, 2002, we received 135,735 common shares of Diomed Holdings, Inc., or Diomed, and on August 5, 2002, we received 696,059 preferred shares of Diomed as part of the consideration from the sale of our Optiguide(R) FiberOptics business to Diomed on November 8, 2000. Under the terms of the sale, Diomed elected to settle the amount owing in shares. We recorded this investment at a carrying value of $0.7 million and recorded a loss of $0.4 million on settlement of accounts receivable of $1.2 million.

         2. On November 19, 2004, in connection with the acquisition of Atrix Laboratories, Inc. we issued 22,283,826 common shares valued at $436.1 million, assumed 6,106,961 options valued at $77.7 million, and a warrant to purchase 1,000,000 common shares of QLT valued at $16.2 million.

See the accompanying "Notes to the Consolidated Financial Statements".

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                              Accumulated
                                            Common Shares        Additional      Other                                    Total
                                       -----------------------    Paid-in    Comprehensive  Accumulated  Comprehensive Shareholders'
                                         Shares        Amount     Capital    Income (Loss)    Deficit    Income (Loss)    Equity
                                       ----------    ---------   ----------  -------------  -----------  ------------- -------------
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

BALANCE AT DECEMBER 31, 2001           67,991,179    $ 387,990    $      -     $(28,793)     $ (66,496)            -    $ 292,701
Exercise of stock options at prices
ranging from CAD $9.28 to CAD
$39.23 per share                          416,574        3,726           -            -              -             -        3,726

OTHER COMPREHENSIVE INCOME:
Cumulative translation adjustment
from application of U.S. dollar
reporting                                       -            -           -        3,523              -     $   3,523        3,523
Net income                                      -            -           -            -         13,595       13, 595       13,595
                                                                                                           ---------
Comprehensive income                            -            -           -            -              -     $  17,118            -
                                       ----------    ---------    --------     --------      ---------     ---------    ---------
BALANCE AT DECEMBER 31, 2002           68,407,753    $ 391,716    $      -     $(25,270)     $ (52,901)            -    $ 313,545
Exercise of stock options at prices
ranging from CAD $9.28 to CAD
$23.50 per share                          484,274        3,911           -            -              -             -        3,911

OTHER COMPREHENSIVE INCOME:
Cumulative translation adjustment
from application of U.S. dollar
reporting                                       -            -           -       71,048              -     $  71,048       71,048
Unrealized gain on available for
sale securities                                 -            -           -           50              -            50           50
Net income                                      -            -           -            -         44,817        44,817       44,817
                                                                                                           ---------
Comprehensive income                            -            -           -            -              -     $ 115,915            -
                                       ----------    ---------    --------     --------      ---------     ---------    ---------
BALANCE AT DECEMBER 31, 2003           68,892,027    $ 395,627    $      -     $ 45,828       $ (8,084)            -    $ 433,371
Shares issued for the acquisition
of Atrix Laboratories, Inc.            22,283,826      436,094           -            -              -             -      436,094
Assumption of stock options and
warrant on the acquisition of
Atrix Laboratories, Inc.                        -            -      93,896            -              -             -       93,896
Exercise of stock options at
prices ranging from CAD $12.10 to
CAD $34.75 per share and U.S.$5.29
to U.S.$14.23 per share                   845,719       16,777      (1,703)           -              -             -       15,074

OTHER COMPREHENSIVE LOSS:
Cumulative translation adjustment
from application of U.S. dollar
reporting                                       -            -           -       44,168                    $  44,168       44,168
Unrealized (loss) on available for
sale securities                                 -            -           -         (114)             -          (114)        (114)
Net loss                                        -            -           -            -       (165,709)     (165,709)    (165,709)
                                                                                                           ---------
Comprehensive loss                              -            -           -            -              -     $(121,655)           -
                                       ----------    ---------    --------     --------      ---------     ---------    ---------
BALANCE AT DECEMBER 31, 2004           92,021,572    $ 848,498    $ 92,193     $ 89,882(1)   $(173,794)            -    $ 856,779
                                       ==========    =========    ========     ========      =========     =========    =========

----------
(1) At December 31, 2004, our accumulated other comprehensive income are related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized loss on available for sale securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology, dermatology, oncology and urology.

1. BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U. S.. All amounts herein are expressed in U.S. dollars unless otherwise noted.

2. PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of QLT Inc. and its subsidiaries, all of which are wholly owned. The principal subsidiary included in our consolidated financial statements is QLT USA, Inc., incorporated in the U.S.. All significant intercompany transactions have been eliminated.

The long-term investment in NS & QLT Technologies, or NSQ, in which we exercised joint control, was recorded using the equity method whereby we included a pro rata share of NSQ's earnings in the carrying value of the investment and in our net income. NSQ was our only investment accounted for using the equity method in 2002. In December 2002, dissolution procedures for NSQ were commenced and NSQ's remaining assets have been distributed back to its shareholders. We do not currently have any investments accounted for using the equity method.

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

Reporting Currency and Foreign Currency Translation

We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company and the U.S. dollar is the functional currency for our U.S. subsidiary. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders' equity under accumulated other comprehensive income (loss).

Segmented Information

We operate in one industry segment, which is the business of developing, manufacturing, and commercialization of therapeutics for human health care. Our chief operating decision makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

Cash, Cash Equivalents and Short-term Investment Securities

Cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. Short-term investment securities comprise investments with maturities between three months and one year at the date of purchase, and available-for-sale debt securities. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized holding gains and losses in shareholders' equity. Short-term investment securities consist primarily of investment-grade commercial paper, bankers' acceptances, certificates of deposit, and U.S. government and corporate bonds. All short-term investment securities are carried at cost plus accrued interest which, due to the short-term maturity of these financial instruments, approximates their fair value.

Inventories

Raw materials and supplies inventories are carried at the lower of actual cost and net realizable value. Finished goods and work-in-process inventories are carried at the lower of weighted average cost and net realizable value. We record a provision for non-completion of Visudyne(R) product inventory to provide for potential failure of inventory batches in production to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision quarterly based on actual production volume. A non-completed batch may utilize a significant portion of the provision as a single completed batch currently costs between $0.7 million and $1.3 million, depending on the stage of production. We maintain a reserve for obsolescence for product expiration and obsolescence. Inventory that is obsolete or expired is written down to its market value if lower than cost.

Investments

Investments in affiliates, where we exercise significant influence and/or have an ownership interest from 20% to 50%, are accounted for using the equity method. Investments in shares of other companies are classified as available-for-sale investments, and are carried at fair value at each balance sheet date. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders' equity, unless the declines in market values are judged to be other than temporary in which case the losses are recognized in income in the period.

Long-lived and Intangible Assets

Occasionally we incur costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially complete and ready for its intended use. Since 2003, we have been depreciating plant and equipment using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.

In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets, including in-process research and development, or IPR&D. We generally estimate the value of acquired tangible and intangible assets and IPR&D using a discounted cash flow model, which requires us to make assumptions and estimates about, among other things: the time and investment that is required to develop products and technologies; our ability to develop and commercialize products before our competitors develop and commercialize products for the same indications; the amount of revenue to be derived from the products; and appropriate discount rates to use in the analysis. Use of different estimates and judgments could yield materially different results in our analysis, and could result in materially different asset values and IPR&D charges.

As of December 31, 2004, there was approximately $402.5 million of goodwill and approximately $119.6 million of net acquired intangibles on our consolidated balance sheet. We amortize acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates, and can materially impact our operating results.

Goodwill Impairment

In accordance with Statement of Financial Accounting Standard, or FASB No. 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made at the time of acquisition of Atrix (Note 4 - "Business Combinations") specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. Impairment tests in future years may result in changes in forecasts and estimates from those used at the acquisition date, resulting in impairment charges.

Property, Plant and Equipment

During the first quarter of 2003 we reviewed our intended use of property and equipment and adopted the straight-line method for all newly acquired property and equipment beginning in 2003. We retain the declining balance method for all property and equipment acquired by our Canadian operations prior to 2003.

Property and equipment are recorded at cost and amortized as follows:

                                                             Method         Rates          Method         Years
                                                        -----------------   -----     ----------------    -----
Buildings                                               Declining balance      4%     or Straight-line      40
Office furnishings, fixtures and other                  Declining balance     20%     or Straight-line       5
Research and commercial manufacturing equipment and
    computer operating system                           Declining balance     20%     or Straight-line     3-5
Computer hardware                                       Declining balance     30%     or Straight-line     3-5

Revenue Recognition

Net Product Revenues

Our net product revenues are primarily derived from sales of Visudyne and Eligard.

With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, we are responsible for Visudyne manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue from the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and
(3) the reimbursement of other specified costs incurred and paid for by us (See
Note 15 - "Net Product Revenue"). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of sales of Visudyne, this occurs upon "sell through" of Visudyne to the end customers.

With respect to Eligard, under the terms of our collaborative agreements with our marketing partners, we are responsible for the manufacture of Eligard and receive from our marketing partners an agreed upon sales price upon shipment to them. (We also earn royalties from certain marketing partners based upon their sales of Eligard products to end customers which royalties were reported as net royalty revenue.) We recognize net sales revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our marketing partners, collectibility is reasonably assured and the price is fixed or determinable. Our Eligard marketing partners are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net sales revenue from Eligard at the time of shipment.

We do not offer rebates or discounts and have not experienced any material product returns; accordingly, we do not provide an allowance for rebates, discounts, and returns.

Net Royalties

We recognize net royalties when product is shipped by certain marketing partners to end customers based on royalty rates and formulas specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) based on information supplied to us by our marketing partners.

Contract Research and Development

Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts, we recognize contract research and development revenue over the term of the agreement, which is consistent with the pattern of work performed. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue. (See Note 5 - "Accounts Receivable" and Note 16 - "Contract Research and Development").

Cost of Sales

Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to third parties. Cost of sales related to the production of various Eligard, generic dermatology, and Atridox products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and Atridox products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or, in the case of Visudyne, by Novartis Ophthalmics to third parties. We record a provision for the non-completion of Visudyne product inventory based on our history of batch completion and provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory.

Stock-Based Compensation

As allowed by SFAS 123, Accounting for Stock-based Compensation, or SFAS 123, we apply Accounting Principles Board, or APB, Opinion No. 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that an entity has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. We have adopted the disclosure only provision for stock options granted to employees and directors, as permitted by SFAS 123.

The following pro forma financial information presents the net (loss) income and net (loss) income per common share had we recognized stock-based compensation using a fair value based accounting method:

(In thousands of U.S. dollars  except per share
information)                                              2004         2003        2002
-------------------------------------------------       ---------    --------    ---------
Net (loss) income
 As reported                                            $(165,709)   $ 44,817    $  13,595
 Add: Employee stock option expense                             -           -            -
 Less:  Additional stock-based
 compensation expense under
 the fair value method                                    (11,229)    (18,766)     (25,525)
                                                        ---------    --------    ---------
     Pro forma                                          $(176,938)   $ 26,051    $ (11,930)
                                                        ---------    --------    ---------
Basic net (loss) income per common share
  As reported                                           $   (2.26)   $   0.65    $    0.20
  Pro forma                                                 (2.42)       0.38        (0.17)
                                                        ---------    --------    ---------
Diluted net (loss) income per share
  As reported                                           $   (2.26)   $   0.59    $    0.20
  Pro forma                                                 (2.42)       0.38        (0.17)
                                                        ---------    --------    ---------

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years.

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected data for expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models do not provide a reliable measure of the fair value of our employee stock options.

The weighted average fair value of stock options granted in 2004 was CAD $11.70 whereas the 2003 and 2002 options were valued at CAD $4.36 and CAD $11.82, respectively. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted value average assumptions:

                             2004     2003     2002
                             ----     ----     ----
Annualized volatility        55.9%    63.4%    83.1%
Risk-free interest rate       2.9%     3.3%     4.4%
Expected life (years)         2.5      2.5      2.5

In December 2004, the FASB issued SFAS 123, Revised Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We will adopt this statement on July 1, 2005 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

Research and Development

Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred. Patent application, filing and defense costs are expensed as incurred.

Income Taxes

Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of the deferred net tax assets resulting in an increase or decrease to net income. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Investment tax credits are included as part of the provision for income taxes.

Derivative Financial Instruments

We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net earnings and cash flows. We do not engage in speculative trading of derivative financial instruments. The foreign exchange contracts are not designated as hedging instruments, and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. Details of foreign exchange contracts outstanding at December 31, 2004 are described in Note 19 - "Financial Instruments and Concentration of Credit Risk".

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our material legal proceedings are discussed in Note 22 to the consolidated financial statements.

Net Income (Loss) Per Common Share

Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method and "if converted" method, as applicable, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options, warrants and convertible debt. In addition, the related interest and amortization of deferred financing fees on convertible debt, when dilutive, (net of tax) are added back to income, since these would not be paid or incurred if the convertible senior notes were converted into common shares.

The following table sets out the computation of basic and diluted net income
(loss) per common share:

(In thousands of U.S. dollars, except per share data)               2004       2003       2002
-----------------------------------------------------------      ----------   -------   --------
Numerator:
(Loss) income before extraordinary gain                          $ (178,226)  $44,817   $ 13,595
Extraordinary gain                                                   12,517         -          -
                                                                 ----------   -------   --------
Net (loss) income                                                $ (165,709)  $44,817   $ 13,595
Effect of dilutive securities:
      Convertible senior notes - interest expense                         -     1,472
                                                                 ----------   -------   --------
Adjusted (loss) income                                           $ (165,709)  $46,289   $ 13,595
                                                                 ==========   =======   ========
Denominator (thousands):
      Weighted average common shares outstanding                     73,240    68,733     68,228
      Effect of dilutive securities:
          Stock options                                                   -       239        203
          Warrant                                                         -         -          -
          Convertible senior notes                                        -     9,693          -
                                                                 ----------   -------   --------
      Diluted  potential common shares                                    -     9,932        203
                                                                 ----------   -------   --------
      Diluted weighted average common shares outstanding             73,240    78,665     68,432
                                                                 ==========   =======   ========
Basic net income (loss) per common share
(Loss) income before extraordinary gain                          $    (2.43)  $  0.65   $   0.20
Extraordinary gain                                                     0.17         -          -
                                                                 ----------   -------   --------
Net (loss) income                                                $    (2.26)  $  0.65   $   0.20
                                                                 ==========   =======   ========
Diluted net income (loss) per common share
(Loss) income before extraordinary gain                          $    (2.43)  $  0.59   $   0.20
Extraordinary gain                                                     0.17         -          -
                                                                 ----------   -------   --------
Net (loss) income                                                $    (2.26)  $  0.59   $   0.20
                                                                 ==========   =======   ========

In accordance with the Emerging Issues Task Force, or EITF, Issue No. 04-08, the effect of approximately 9,692,637 shares related to the assumed conversion of the $ 172.5 million 3% convertible senior notes has been included in the computation of diluted earnings per share for the year ended December 31, 2003. Excluded from the calculation of diluted net income per common share for the year ended December 31, 2004 were 9,692,637 shares related to the conversion of the $ 172.5 million 3% convertible senior notes and 12,401,263 shares (in 2003 - 6,290,893 shares, in 2002 - 7,334,365 shares) related to stock options because their effect was anti-dilutive.

Recently Issued Accounting Standards

In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue No. 04-08 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. Previously, the potential dilutive effect of the conversion feature was excluded from diluted earnings per share until the contingent feature was met. Issue No. 04-08 results in contingently convertible debt instruments being included in diluted earnings per share computations regardless of whether the contingent features are met. The provisions of Issue No. 04-08 apply to reporting periods ending after December 15, 2004. The adoption of Issue No. 04-08 has resulted in our diluted earnings per share calculation including the dilutive effect of contingently convertible debt. Prior period diluted earnings per share amounts presented for comparative purposes have been restated to conform to this consensus.

In November 2004, the FASB issued SFAS 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be treated as current period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Our consolidated financial statements comply with the requirements of SFAS No. 151.

In December 2004, FASB issued SFAS 123, Revised Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We will adopt this statement on July 1, 2005 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

We have begun, but have not yet completed, evaluating the impact of adopting SFAS 123R on our results of operations. We currently determine the fair value of stock-based compensation using a Black-Scholes option pricing model. In connection with evaluating the impact of adopting SFAS 123R, we are also considering the potential implementation of different valuation models to determine the fair value of stock-based compensation, although no decision has yet been made. However, we do believe the adoption of SFAS 123R may have a material impact on our results of operations, regardless of the valuation technique used.

4. BUSINESS COMBINATIONS

ACQUISITION OF ATRIX LABORATORIES, INC.

On November 19, 2004, we completed our acquisition of Atrix, a biopharmaceutical company focused on advanced drug delivery. Upon completion of the acquisition, each outstanding share of Atrix common stock was converted into the right to receive one QLT Inc. common share and $14.61 in cash. In addition, each option to purchase Atrix common stock that was outstanding at the closing of the acquisition was assumed by us. The results of operations of Atrix were included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition.

The aggregate consideration for the acquisition of Atrix was $870.5 million, which included $325.6 million in cash, acquisition related expenditures of $15.0 million, and the issuance of 22.3 million common shares of QLT Inc., as set out more fully below. In connection with the acquisition, we also assumed all of the outstanding options and warrants to purchase Atrix common shares and exchanged them for options to purchase our common shares. The total consideration paid for Atrix, including acquisition costs, was allocated based on management's preliminary assessment as to the estimated fair values on the acquisition date. This preliminary assessment is subject to change upon the final determination of the fair value of the assets acquired and liabilities assumed. The purchase price and preliminary allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows:

(In thousands of U.S. dollars)

PURCHASE PRICE

Cash paid for shares tendered                              $ 325,567
Issuance of 22,283,826 QLT Inc. common shares                436,094
Assumption of options to purchase 6,106,961 QLT
   Inc. common shares                                         77,655
Assumption of a warrant to purchase 1,000,000 QLT
   Inc. common shares                                         16,204
Acquisition costs                                             14,957
                                                           ---------
Total purchase price                                       $ 870,477

FAIR VALUE OF TANGIBLE AND INTANGIBLE
   ASSETS ACQUIRED AND LIABILITIES
   ASSUMED
Cash and cash equivalents                                  $  30,121
Short-term investments                                        80,519
Other current assets                                         111,694
Property, plant and equipment                                 26,372
Goodwill                                                     402,518
In-process research and development                          236,000
Intangibles                                                  120,529
Current liabilities                                           (8,920)
Deferred income tax liability                                (47,837)
                                                           ---------
Net assets                                                 $ 870,477
                                                           =========

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed amounted to $402.5 million which was allocated to goodwill. We will perform an impairment test for the goodwill on a periodic basis in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

We issued 22.3 million common shares to Atrix's shareholders. These shares were valued at $436.1 million average of the closing price of QLT Inc. common shares for the period two business days before through two business days after June 14, 2004, the announcement date of the acquisition. The options and warrants to purchase QLT shares were valued at $77.7 million and $16.2 million, respectively, using the Black-Scholes option pricing model. Assumptions used for this valuation are:

                 Volatility     Risk-free Interest Rate    Expected Life (years)
                 ----------     -----------------------    --------------------
Options              60%                3.38%                       4.0
Warrants             40%                2.36%                       0.4

In connection with our acquisition of Atrix, we acquired IPR&D related to five projects: advanced formulations of Eligard for prostate cancer, Aczone for acne, Octreotide for symptoms associated with carcinoid tumors, CP-533,536 for bone growth, and generic dermatology products. As of the acquisition date, these projects had not reached technological feasibility and did not have an alternative future use. Accordingly, we allocated to IPR&D, and charged to expense in our consolidated statements of operations for the year ended December 31, 2004, $236.0 million, representing the portion of the purchase price attributable to these projects.

Management assumed responsibility for determining the IPR&D valuation. We calculated the charge for IPR&D related to Atrix by determining the fair value of the existing products as well as the technology that was currently under development, using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. These projected future cash flows were further adjusted for additional risks inherent in the development life cycle, the value contributed by any core technology, and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted based on rates derived from our weighted average cost of capital, weighted average return on assets and the internal rates of return for the transaction. As the cash flows for each project were adjusted to account for the risk associated with each product's relative stage of development, including the characteristics and applications of our products, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, we determined a discount rate of

13%. When we acquired Atrix, we did not expect to achieve a material amount of expense reduction or synergies as a result of integrating the acquired in process technology. Therefore, the valuation assumptions did not include anticipated cost savings. A description of the IPR&D projects acquired are as follows:

      Eligard(R)(certain  Proprietary products for prostate cancer
      formulations)       incorporating a leutinizing hormone-releasing hormone,
                          with our drug delivery system. The Atrigel(R) drug delivery technology allows for sustained delivery of leuprolide acetate for periods ranging from one month to six months.

      Aczone(TM)          A proprietary product for the treatment of acne,
                          rosacea, atopic dermatitis and additional indications.
                          Aczone(TM) incorporates dapsone, an anti-inflammatory and antimicrobial drug with our drug delivery system.

      Octreotide          A proprietary product for long term treatment of
                          symptoms associated with carcinoid tumors combined with our drug delivery system.

      CP-533,536          A Pfizer compound formulated with our Atrigel(R)
                          technology for bone growth.

      Generic             Various generic dermatology products at various stages
      Dermatology         of clinical trial.

All of the above IPR&D projects, at the date of the acquisition of Atrix, were at various stages of clinical development and, with the exception of Eligard 6-month, still required substantial costs to complete. Prior to commercialization, the U.S. Food and Drug Administration, or FDA, and other regulatory approvals are still required. Current estimates of time and investment required to develop these products may change and we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs do not become commercially viable, our results of operations could be materially affected.

The amount allocated to acquired intangible assets comprises trademarks of $8.0 million and developed technology of $112.2 million. The estimated fair value of trademarks relate to the Eligard trademark and the estimated fair value of developed technology relate to existing FDA-approved products comprising Eligard, certain dermatology products and dental products. The estimated fair values for both were determined based on a discounted forecast of the estimated net future cash flows to be generated from the trademark and developed technology. The estimated fair value of the trademark and developed technology are being amortized on a straight-line basis over 17 and 16 years, respectively, which are the estimated periods over which cash flows will be generated.

Alan Mendelson, a member of our Board of Directors, is a senior partner of the law firm Latham & Watkins LLP, which has provided us with legal representation regarding the merger. During the year ended December 31, 2004, we incurred legal expenses in the amount of $1.3 million (2003 - nominal) payable to this law firm.

PRO FORMA FINANCIAL SUMMARY (UNAUDITED)

The following pro forma financial summary is presented as if the acquisition of Atrix was completed as of January 1, 2004 and 2003. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on those dates, or of the future operations of the combined entities. Nonrecurring charges related to this acquisition, included an IPR&D charge of $236.0 million, acquisition-related expenses of $2.2 million, compensation expenses related to terminated employees and accelerated vesting of stock options of $12.2 million, are not included in the following pro forma financial summary for the years ended December 31, 2004 and 2003. In addition, foregone interest income of $2.5 million from cash consumed in the merger has also been excluded from both years.

                                                                      For the year ended
                                                                         December 31,
(In thousands of United States dollars, except per share amounts)     2004          2003
-----------------------------------------------------------------   ---------    ---------
Total revenues                                                      $ 236,191    $ 188,405
Income before extraordinary gain                                       50,060       24,772

Net income                                                             62,577       24,772
Basic net income per common share
     Income before extraordinary gain                                    0.54         0.27
     Extraordinary gain                                                  0.14            -
                                                                    ---------    ---------
                                                                         0.68         0.27
                                                                    ---------    ---------
Diluted net income per common share
     Income before extraordinary gain                                    0.54         0.26
     Extraordinary gain                                                  0.12            -
                                                                    ---------    ---------
                                                                         0.66         0.26

ACQUISITION OF KINETEK PHARMACEUTICALS, INC.

On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., or Kinetek, a privately held biopharmaceutical company based in Vancouver, British Columbia that focused on discovery and development of new targets and therapies. The results of operations of Kinetek were included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. We paid an aggregate cash purchase price of $2.4 million, which included acquisition related expenditures of $0.1 million. The extraordinary gain resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by us.

The total consideration paid by us for Kinetek, including acquisition costs, was allocated based on management's preliminary assessment as to the estimated fair values on the acquisition date. This preliminary assessment is subject to change upon the final determination of the fair value of the assets acquired and liabilities assumed.

(In thousands of U.S. dollars)

Purchase price                                      $  2,447


Current assets acquired (including cash of $131)      15,865
Current liabilities assumed                             (901)
                                                    --------
Extraordinary gain                                  $ 12,517
                                                    ========

On July 1, 2004, Kinetek was amalgamated with QLT and ceased to exist as a separate legal entity. In the fourth quarter of 2004 we realized the benefit of certain previously unrecognized tax assets and adjusted our allocation of purchase price by recording an additional extraordinary gain of $2.1 million.

5. ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)          2004          2003
---------------------------------     --------      --------
Visudyne(R)                           $ 42,983      $ 34,035
Royalties                                4,173             -
Contract research and development        3,801         1,032
Income taxes  receivable                 2,068             -
Eligard(R)                               1,532             -
Foreign exchange contracts                 164             -
Trade and other                          1,879           328
                                      --------      --------
                                      $ 56,600      $ 35,395
                                      ========      ========

Accounts receivable - Visudyne represents amounts due from Novartis Ophthalmics and consists of our 50% share of pre-tax profit on sales of Visudyne, amounts due from the sale of bulk Visudyne to Novartis Ophthalmics and reimbursement of specified royalty and other costs. We have not, in the past, experienced bad debts. Based on this history and because our accounts receivable consist primarily of receivables from our strategic partners, including Novartis Ophthalmics, we do not provide an allowance for doubtful accounts.

6. INVENTORIES

                  (In thousands of U.S. dollars)                         2004         2003
------------------------------------------------------------------     --------     --------
Raw materials and supplies                                             $ 14,340     $  2,066
Work-in-process                                                          30,864       24,660
Finished goods                                                            2,152           82
Provision for non-completion of product inventory                        (1,457)           -
                                                                       --------     --------
                                                                       $ 45,899     $ 26,808
                                                                       ========     ========

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the year ended December 31, 2004, we incurred charges to the provision for non-completion of $2.2 million. In connection with the acquisition of Atrix we acquired inventory which at December 31, 2004 comprised $13.2 million of raw materials and supplies, $1.8 million of work in-process, and $2.1 million of finished goods.

During the fourth quarter of 2003, the entire provision for non-completion of product inventory was utilized for inventory batches in production which did not pass quality inspection, leaving the December 31, 2003 balance at nil.

7. OTHER CURRENT ASSETS

         (In thousands of U.S. dollars)                2004        2003
-------------------------------------------------    --------    ---------
Inventory in transit held by Novartis Ophthalmics    $  8,981    $  10,122
Foreign exchange contracts                              1,874        4,447
Prepaid expenses and other                              2,666        1,581
                                                     --------    ---------
                                                     $ 13,521    $  16,150
                                                     ========    =========

Inventory in transit comprises finished goods that have been shipped to and are held by Novartis Ophthalmics. Under the terms of our collaborative agreement, upon delivery of inventory to Novartis Ophthalmics, we are entitled to an advance equal to our cost of inventory. The inventory in transit is also included in deferred revenue at cost, and will be recognized as revenue in the period of the related product sale and delivery by Novartis Ophthalmics to third parties, where collection is reasonably assured.

Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments.

8. PROPERTY, PLANT AND EQUIPMENT

                                                             2004
                                            ---------------------------------------
                                                         Accumulated        Net
    (In thousands of U.S. dollars)            Cost       Depreciation    Book Value
---------------------------------------     ---------    ------------    ----------
Buildings                                   $  55,833    $    4,917      $  50,916
Office furnishings, fixtures, and other         8,537         3,616          4,921
Research equipment                             15,137         6,380          8,757
Commercial manufacturing equipment              5,490         1,825          3,665
Computer hardware and operating system         16,101         8,960          7,142
Land                                            6,273             -          6,273
                                            ---------    ----------      ---------
                                            $ 107,371    $   25,698      $  81,674
                                            =========    ==========      =========

                                                             2004
                                            ---------------------------------------
                                                         Accumulated        Net
    (In thousands of U.S. dollars)            Cost       Depreciation    Book Value
---------------------------------------     ---------    ------------    ----------
Buildings                                   $  29,227    $    3,567      $  25,660
Office furnishings, fixtures, and other         5,009         2,900          2,109
Research equipment                              8,148         5,183          2,965
Commercial manufacturing equipment              2,551         1,420          1,131
Computer hardware and operating system         13,313         6,736          6,577
Land                                            4,820             -          4,820
                                            ---------    ----------      ----------
                                            $  63,068    $   19,806      $  43,262
                                            =========    ==========      ==========

9. INTANGIBLES, NET

Intangible assets subject to amortization consisted of the following:

                                                               2004       2003
                                                             --------------------
                                              Amortization   Net Book    Net Book
(In thousands of U.S. dollars)       Cost     Accumulated      Value      Value
------------------------------    --------    ------------   ---------   --------
Developed technology, net         $ 112,215   $     562      $ 111,653   $      -
Trademark                             8,000          53          7,947          -
                                  ---------   ---------      ---------   --------
                                  $ 120,215   $     615      $ 119,600   $      -
                                  =========   =========      =========   ========

Developed technology, net consisted of the portion of the purchase price from the acquisition of Atrix which related to FDA-approved products comprising certain Eligard, dermatology and dental products, net of estimated legal fees to defend the technology. Developed technology is being amortized on a straight-line basis over its estimated useful live of 16 years.

Trademark consists of the portion of the purchase price from the acquisition of Atrix which relates to the Eligard trademark. The Eligard trademark is being amortized on a straight-line basis over its estimated useful live of 17 years. Our expected annual amortization related to our intangible assets for the next five years is $8.2 million per year.

10.   OTHER LONG-TERM ASSETS

(In thousands of U.S. dollars)          2004             2003
------------------------------      ------------     ------------
Deferred financing expenses         $      4,161     $      4,784
Diomed Holdings, Inc.                        144              244
Other                                        601              848
                                    ------------     ------------
                                    $      4,906     $      5,876
                                    ------------     ------------

Deferred financing expenses represent total debt issue costs related to the convertible senior notes, net of amortization. Deferred financing expenses are being amortized over five years commencing August 2003. The long-term investment in Diomed Holdings, Inc., or Diomed, represents the restricted Class A Convertible Preferred Stock we received as consideration for the sale of our Optiguide fiber optic business to Diomed and was converted to Diomed common shares during 2003. Other long-term assets consist principally of long-term employee loans which are non-interest bearing with terms ranging from one to five years, and which will be forgiven if certain conditions are met.

11.   CREDIT FACILITY

During 2004 we had a CAD $3.5 million unsecured credit facility agreement. A segment of this facility was structured as a CAD $1.0 million revolving demand loan which bore interest at the bank's prime rate for Canadian dollar drawdowns and the U.S. base rate for U.S. dollar drawdowns. We terminated the unsecured credit facility agreement during February 2004.

12.   ACCRUED LIABILITIES

(In thousands of U.S. dollars)         2004          2003
------------------------------      ----------    ----------
Royalties                           $    3,158    $    2,470
Compensation                             7,633         5,325
Marketing  partners                      2,992             -
Foreign exchange contracts               2,222         3,589
Atrix acquisition costs                    714             -
Interest                                 1,745         2,132
Other                                    1,064            58
                                    ----------    ----------
                                    $   19,528    $   13,574
                                    ----------    ----------

13.   LONG TERM DEBT

In August 2003, we completed a private placement of $172.5 million aggregate principal amount of convertible senior notes due in 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004.

The notes are convertible at the option of the holders into common shares at the conversion rates referred to below only in the following circumstances: (i) if our common share price, calculated over a specified period, has exceeded 120% of the effective conversion price of the convertible senior notes; (ii) if the trading price of the convertible senior notes over a specified period has fallen below 95% of the amount equal to our then prevailing common share price times the applicable conversion rate; (iii) if, subject to certain exceptions, the convertible senior notes are called for redemption; or
(iv) if specified corporate transactions were to occur. The notes are convertible into common shares of QLT, at an initial conversion rate of 56.1892 shares per $1,000 principal amount of notes, which represents a conversion price of approximately $17.80 per share.

We have the right to redeem the convertible senior notes for cash at any time on or after September 15, 2008. We also had the option to redeem for cash all, but not less than all, of the notes at 100% of their principal amount, plus any accrued and unpaid interest to, but excluding, the redemption date, in the event of certain changes to Canadian withholding tax requirements. Holders of the convertible senior notes have the right to require us to redeem these notes, for cash, at their issue price plus accrued interest on September 15 in each of 2008, 2013, and 2018. On the occurrence of certain events, such as a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by us.

The notes are senior unsecured obligations and rank equally with all of our future senior unsecured indebtedness. The notes are effectively subordinated to all of our future secured indebtedness and all existing and future liabilities of our subsidiaries, including trade payables.

14.   SHARE CAPITAL

      (a)   Authorized Shares

            There were no changes to the authorized share capital of QLT during the three-year period ended December 31, 2004.

      (b)   Share Buy-Back Program

            On August 12, 2004, the share buy-back program announced by us on August 11, 2003 expired. Under that program we had the ability to purchase a maximum of 5,000,000 common shares in the open market through the facilities of the Toronto Stock Exchange and The NASDAQ Stock Market, in accordance with all regulatory requirements, during the period from August 13, 2003 until August 12, 2004. We did not purchase any of our common shares under the program.

      (c)   Shareholder Protection Rights Plan

            Effective March 17, 2002 we adopted a Shareholder Rights Plan, which was then amended and restated effective April 8, 2002 (the "Rights Plan"), and approved, as amended, by the shareholders of QLT on April 25, 2002. The Rights Plan replaced the shareholder rights plan (the "Initial Rights Plan") that was initially adopted by us on March 17, 1992, confirmed by shareholders on April 28, 1992, amended March 31, 1997 and re-confirmed, as amended, by shareholders on May 12, 1997. The Initial Rights Plan expired on March 17, 2002. The Rights Plan will remain in effect, unless earlier terminated pursuant to its terms, until the 2005 annual meeting of shareholders, and, if reconfirmed at the 2005 annual meeting, the Rights Plan will remain in effect until the 2008 annual meeting of shareholders. Under the Rights Plan, holders of common shares are entitled to one share purchase right for each common share held. Generally, if any person or group makes a take-over bid, other than a bid permitted under the Rights Plan (a "Permitted Bid") or acquires beneficial ownership of 20% or more of our outstanding common shares without complying with the Rights Plan, the Rights Plan will entitle the holders of share purchase rights to purchase, in effect, common shares of QLT at 50% of the prevailing market price. A take-over bid for QLT can avoid the dilutive effects of the share purchase rights, and therefore become a Permitted Bid, if it complies with provisions of the Rights Plan.

      (d)   Warrants

            As part of our acquisition of Atrix, on November 19, 2004 we assumed an outstanding warrant entitling the holder to purchase up to 1,000,000 of our common shares at a net exercise price of $3.39 per share. The warrant expires in July of 2005. As of December 31, 2004, this warrant remains outstanding and exercisable.

      (e)   Stock Options

            We have in place six stock-based plans which are described below. At present we may only grant options from three of these plans, namely, the 2000 Plan, the 2000 Atrix Plan, and the Non-Qualified Atrix Plan. The other plans remain in place for so long as options previously granted remain outstanding. The 2000 Plan provides for the grant of options to purchase common shares to directors, officers and employees of QLT, or any of our subsidiaries, to provide incentive to develop our growth. The 2000 Atrix Plan provides for the grant of options to purchase common shares to officers and employees of our US subsidiary, to provide incentive to develop our growth. All plans are administered by the Executive Compensation Committee (the "Committee") appointed by the Board of Directors. The vesting of stock options for all employees and directors, which is at the discretion of the Committee, is rateably over three years.

      (i)   1998 Incentive Stock Option Plan, or 1998 Plan

            The 1998 Plan, which provided for the issuance of up to 5,000,000 common shares, was approved by shareholders in May 1998. The maximum term of any option granted under the 1998 Plan was five years. Under this Plan, the exercise price of an option was set by the Committee at the time of granting and could not be less than the fair market price of the common shares on the date of the granting. No option could be granted under the 1998 Plan if it would have resulted in the optionee holding options or rights to acquire in excess of 5% of the issued and outstanding common shares (on a non-diluted basis). The 1998 Plan automatically terminated on February 10, 2003 but options granted before the termination of the 1998 Plan may be exercised until they expire in accordance with their original terms. At December 31, 2004, options to purchase an aggregate total of 740,040 common shares were outstanding under the 1998 Plan and exercisable in the future at prices ranging between CAD $12.10 and CAD $40.20 per common share.

      (ii)  2000 Incentive Stock Option Plan, or 2000 Plan

            The 2000 Plan, which provides for the issuance of up to 5,000,000 common shares, was approved by shareholders on May 5, 2000. On April 25, 2002, at our Annual General Meeting, the shareholders passed a resolution approving an amendment to the 2000 Plan by increasing the maximum number of common shares issuable under the Plan to 7,000,000 common shares. The 2000 Plan is to replace the 1998 Plan. A guideline currently set in place by the Committee is for the maximum term of any option granted under the 2000 Plan not to exceed five years, subject to the right of the Committee to extend the term in certain circumstances. The exercise price of an option granted is set by the Committee at the time of granting and may not be less than the fair market price of the common shares on the date of the granting. No option may be granted under the 2000 Plan if it would result in the optionee holding options or rights to acquire in excess of 5% of the issued and outstanding common shares (on a non-diluted basis). The Committee may suspend, amend, or terminate the 2000 Plan at any time without notice, provided that no outstanding option is adversely affected thereby. The 2000 Plan will automatically terminate on March 1, 2010, unless it has previously been terminated by the Committee, but options granted before termination of the 2000 Plan may be exercised until they expire in accordance with their original terms. At December 31, 2004, options to purchase an aggregate total of 5,690,358 common shares were outstanding under the 2000 Plan and exercisable in the future at prices ranging between CAD $12.93 and CAD $108.60 per common share.

      (iii) 1987 Atrix Performance Stock Option Plan, or 1987 Atrix Plan

            On November 19, 2004, the Company assumed the 1987 Atrix Plan which provides for the issuance of up to 267,937 common shares. The maximum term of any option granted under the 1987 Atrix Plan is ten years. The exercise price of all options granted under the 1987 Atrix Plan is the closing bid price of the stock on the date of grant. No stock options have been granted under this plan since it expired in May 2002. All currently outstanding options are fully vested and will be exercisable pursuant to their terms at grant. At December 31, 2004, options to purchase an aggregate total of 256,403 common shares were outstanding under the 1987 Atrix Plan and exercisable in the future at prices ranging between U.S. $2.89 and U.S. $13.65 per common share.

      (iv)  2000 Atrix Performance Stock Option Plan, or 2000 Atrix Plan

            On November 19, 2004, the Company assumed the 2000 Atrix Plan which provides for the issuance of up to 6,794,636 common shares. Under the terms of the 2000 Atrix Plan, options expire ten years after grant. The exercise price of all options granted under the 2000 Atrix Plan is the closing price of the stock on the date of grant. At December 31, 2004, options to purchase an aggregate total of 5,678,286 common shares were outstanding under the 2000 Atrix Plan and exercisable at prices ranging between U.S. $2.63 and U.S. $17.82 per common share.

      (v)   1999 Atrix Non-Employee Director Stock Incentive Plan or Atrix DSI
            Plan

            On November 19, 2004 we assumed the Atrix DSI Plan. This plan was originally set-up in 1999 by Atrix to attract and retain the best available non-employee directors, to provide them additional incentives, and to promote the success of its business. The Atrix DSI Plan was comprised of two components: an "Automatic Option Grant Program" and a "Stock Fee Program."

                  Automatic Option Grant Program

            All options previously awarded under this portion of the plan were made under the 2000 Stock Incentive Plan. These options vested rateably over a period of three years and expire ten years after grant. The exercise price of each option was equal to the market price of Atrix's common stock on the date of the grant. No options have been granted under this program since November 19, 2004. At December 31, 2004 there were no non-employee directors eligible under this program. All options previously issued and remaining outstanding under this program at December 31, 2004 are shown under the Atrix 2000 Plan. We do not intend to use this program in future.

                  Stock Fee Program

            Each Atrix non-employee director previously received an annual retainer fee as well as per meeting fees which were paid in cash, restricted shares of common stock or a combination thereof at the director's election. The number of shares issued was determined based on the fair value of the Atrix's common stock on the date paid. No restricted shares have been awarded under this program since November 19, 2004. We do not intend to use this program in future.

      (vi)  Non-Qualified Atrix Stock Option Plan, or Non-Qualified Atrix Plan

            On November 19, 2004 we assumed the Non-Qualified Atrix Plan which provides for issuance of up to 207,543 common shares. Options under the Non-Qualified Atrix Plan are granted to outside consultants. The Compensation Committee sets the option price and exercise terms granted under the Non-Qualified Atrix Plan. The exercise price of all options granted under the Non-Qualified Atrix Plan has been the closing market price at the date of grant. At December 31, 2004, options to purchase an aggregate total of 36,176 common shares were outstanding under the Non-Qualified Atrix Plan and exercisable in the future at prices ranging between U.S. $2.70 and U.S. $8.67 per common share.

Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

                                                           Exercise Price
(In Canadian dollars)               Number of Options      Per Share Range
--------------------------------    -----------------     ----------------
Outstanding at December 31, 2001        8,152,396         $  9.28 - 108.60

     Granted                            1,047,862           12.93 -  39.23
     Exercised                           (416,574)           9.28 -  39.23
     Cancelled                           (982,446)          13.78 - 108.60
                                        ---------         ----------------

Outstanding at December 31, 2002        7,801,238         $  9.28 - 108.60

     Granted                            1,005,322           12.10 -  18.36
     Exercised                           (484,274)           9.28 -  23.50
     Cancelled                         (1,085,662)           9.28 - 108.60
                                        ---------         ----------------

Outstanding at December 31, 2003        7,236,624         $ 12.10 - 108.60

     Granted                              950,200           21.04 -  32.85
     Exercised                           (709,696)          12.10 -  34.75
     Cancelled                         (1,046,730)          12.10 - 108.60
                                        ---------         ----------------

Outstanding at December 31, 2004        6,430,398         $ 12.10 - 108.60
                                        ---------         ----------------

The weighted average exercise price of outstanding options under the 1998 Plan and 2000 Plan as at December 31, 2004, December 31, 2003 and December 31, 2002 are CAD $47.64, CAD $47.82 and CAD $50.85, respectively.

Stock option activity with respect to all other Company option plans is presented below:

                                                              Exercise Price
(In U.S. dollars)                       Number of Options    Per Share Range
------------------------------------    -----------------    ---------------
Options assumed at November 19, 2004        6,106,888        $  2.63 - 17.82
     Granted                                        -                      -
     Exercised                                136,023           5.29 - 14.23
     Cancelled                                      -                      -
                                        -------------        ---------------

Outstanding at December 31, 2004            5,970,865        $  2.63 - 17.82
                                        -------------        ---------------

The weighted average exercise price of outstanding options under all other plans as at December 31, 2004 was U.S. $11.65.

Additional information relating to stock options outstanding under the 1998 Plan and the 2000 Plan as of December 31, 2004, is presented below:

(In Canadian dollars)             Options Outstanding                Options Exercisable
----------------------------------------------------------------------------------------------
                                                       Weighted
                                                       Average
                                      Weighted        Remaining                   Weighted
                       Number of      Average        Contractual   Number of  Average Exercise
Price Range             Options    Exercise Price    Life (Years)   Options        Price
----------------------------------------------------------------------------------------------
 Under $17.50            791,080       $ 13.49            3.22       426,958       $ 13.49
$17.51 - $25.00          760,550         22.25            2.53       606,070         22.41
$25.01 - $37.50        1,672,698         32.27            2.95     1,018,758         31.99
$37.51 - $50.00        1,697,919         39.44            1.39     1,670,141         39.46
  Over $50.00          1,508,151        104.65            0.37     1,504,651        104.70
----------------------------------------------------------------------------------------------
                       6,430,398                                   5,226,578
----------------------------------------------------------------------------------------------

Options exercisable as at December 31, 2003 and December 31, 2002 were 5,697,500 and 5,330,702, respectively.

Additional information relating to stock options outstanding under all other Company options plans as of December 31, 2004, is presented below:

(In U.S. dollars)                 Options Outstanding                Options Exercisable
----------------------------------------------------------------------------------------------
                                                       Weighted
                                                       Average
                                      Weighted        Remaining                   Weighted
                       Number of      Average        Contractual   Number of  Average Exercise
Price Range             Options    Exercise Price    Life (Years)   Options        Price
----------------------------------------------------------------------------------------------
  Under $5.00            380,163      $ 3.57             5.61        380,163       $ 3.57
$ 5.01 - $7.50           492,429        5.65             5.13        492,429         5.65
$ 7.51 - $10.00        1,438,871        8.72             7.29      1,438,871         8.72
$10.01 - $12.50        1,004,165       11.55             7.82      1,004,165        11.55
$12.51 - $15.00          713,820       13.53             7.59        713,820        13.53
$15.01 - $17.82        1,941,417       16.27             9.35      1,941,417        16.27
----------------------------------------------------------------------------------------------
                       5,970,865                                   5,970,865
----------------------------------------------------------------------------------------------

The number of options issued and outstanding under all plans at any time is limited to 15% of the number of our issued and outstanding common shares. As of December 31, 2004, the number of options issued and outstanding under all plans was 13.5% of the issued and outstanding common shares.

15. NET PRODUCT REVENUE

Net product revenue was determined as follows:

(In thousands of U.S. dollars)                               2004          2003          2002
------------------------------------------------------------------------------------------------
Visudyne(R) sales by Novartis Ophthalmics                 $  448,277    $  356,948    $  287,098
Less:  Marketing and distribution costs                     (133,730)     (110,958)     (107,293)
Less:  Inventory costs                                       (25,789)      (22,624)      (16,424)
Less:  Royalties                                             (10,074)       (8,082)       (6,604)
------------------------------------------------------------------------------------------------
                                                          $  278,684    $  215,284    $  156,777
================================================================================================

QLT share of remaining revenue on final sales by
Novartis Ophthalmics (50%)                                  $  139,342    $  107,642    $   78,388
Add:   Inventory costs reimbursed to QLT                        21,791        19,757        13,574
Add:   Royalties reimbursed to QLT                              10,074         8,082         6,604
Add:   Other costs reimbursed to QLT                             6,250         6,644         5,521
                                                            --------------------------------------
Revenue from Visudyne(R) as reported by QLT                 $  177,457    $  142,125    $  104,087

  Net product revenue from Eligard(R) and other products         1,841             -             -
                                                            --------------------------------------
                                                            $  179,298    $  142,125    $  104,087
                                                            ======================================

For the year ended December 31, 2004 approximately 47% (2003 - 51%, 2002 - 59%) of total Visudyne sales were in the U.S., with Europe and other markets responsible for the remaining 53% (2003 - 49%, 2002 - 41%).

As a result of our acquisition of Atrix our net product revenue includes $1.8 million of revenue from Eligard and other Atrix products.

16. CONTRACT RESEARCH AND DEVELOPMENT

We received non-refundable research and development funding from Novartis Ophthalmics, Xenova Limited, and other strategic partners, which was recorded as contract research and development revenue. Details of our contract research and development revenue were as follows:

(In thousands of U.S. dollars)                  2004       2003     2002
--------------------------------------------------------------------------
Visudyne(R) ocular programs                    $ 3,633   $ 2,527   $ 2,475
Visudyne(R) dermatology programs                     -     1,062     2,745
Tariquidar programs                                  -     1,000     1,000
Others                                             803        36       206
--------------------------------------------------------------------------
Contract research and development revenue      $ 4,436   $ 4,625   $ 6,426
==========================================================================

17. (WRITE-DOWN) OF INVESTMENTS

(In thousands of U.S. dollars)                               2004     2003       2002
---------------------------------------------------------------------------------------
Write-down of investment in Diomed Holdings, Inc.           $    -   $ (560)   $      -
Write-down of investment in Kinetek Pharmaceuticals, Inc.        -        -      (6,204)
---------------------------------------------------------------------------------------
                                                            $    -   $ (560)   $ (6,204)
=======================================================================================

Our investment in Diomed was significantly diluted as a result of an equity financing by Diomed during the fourth quarter of fiscal 2003, and was also impaired in the amount of $0.6 million to reflect an other than temporary decline in value.

We perform periodic evaluations of our investments to assess for indications of impairment. During the fourth quarter of fiscal 2002, we contracted an impairment assessment by an independent valuation consultant. Based on this assessment and the events affecting Kinetek, we recorded a write-down of $6.2 million.

18. INCOME TAXES

Income (loss) before income taxes and extraordinary gain was as follows:

     (In thousands of U.S. dollars)                                2004        2003       2002
-------------------------------------------------------------------------------------------------
Canada                                                          $  88,230    $ 68,770    $ 24,994
United States and other                                          (237,008)          -           -
-------------------------------------------------------------------------------------------------
(Loss) income before income taxes and
 extraordinary gain                                             $(148,778)   $ 68,770    $ 24,994
=================================================================================================

The components of the provision for income taxes were as follows:

     (In thousands of U.S. dollars)                               2004         2003        2002
-------------------------------------------------------------------------------------------------
Canada                                                          $  30,051    $ 23,953    $ 11,399
United States and other                                              (603)          -           -
-------------------------------------------------------------------------------------------------
Provision for income taxes                                      $  29,448    $ 23,953    $ 11,399
=================================================================================================

     (In thousands of U.S. dollars)                                2004        2003        2002
-------------------------------------------------------------------------------------------------
 Provision for deferred income taxes                            $  28,669    $ 23,853    $ 10,294
(Reduction of) increase in valuation allowance                        779         100       1,105
-------------------------------------------------------------------------------------------------
Provision for income taxes                                      $  29,448    $ 23,953    $ 11,399
=================================================================================================


     (In thousands of U.S. dollars)                               2004         2003        2002
-------------------------------------------------------------------------------------------------
Current income taxes                                            $   9,346    $      -    $      -
Deferred income taxes                                              20,102      23,953      11,399
-------------------------------------------------------------------------------------------------
Provision for income taxes                                      $  29,448    $ 23,953    $ 11,399
=================================================================================================

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax income consisted of the following:

(In thousands of U.S. dollars)                                  2004               2003           2002
--------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                            $ (136,261)         $ 68,770       $ 24,994
Extraordinary gain                                              (12,517)                -              -
--------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and extraordinary          $ (148,778)         $ 68,770       $ 24,994
gain
Canadian  statutory tax rates                                     35.62%            37.62%         39.62%
--------------------------------------------------------------------------------------------------------
Expected income tax (recovery) provision                     $  (52,995)         $ 25,871       $  9,902
Purchased in-process research and development                    84,063                 -              -
Investment tax credits                                           (2,378)           (1,536)        (1,356)
Deferred gain on sale of Photofrin(R)                              (341)             (682)             -
Increase in  valuation allowance                                    779               100          1,105
Valuation allowance on write-down of investment                       -               105          1,229
Permanent differences and other                                     320                95            519
--------------------------------------------------------------------------------------------------------
Provision for income taxes                                   $   29,448          $ 23,953       $ 11,399
========================================================================================================

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

     (In thousands of U.S. dollars)                                     2004         2003
-------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Net operating loss carryforwards                                      $  45,316    $     -
Research & development tax credit carryforwards                           9,198       8,631
Capital loss carryforwards                                                4,475           -
Depreciable assets                                                        5,129       2,706
Unpaid employee bonuses                                                     841           -
Write-down of long-term investments                                           -       1,654
Development rights                                                            -       3,559
Research and development expenditures                                         -         510
Other temporary differences                                                 833      (3,605)
-------------------------------------------------------------------------------------------
Total gross deferred income tax assets                                $  65,792    $ 13,455
Less: valuation allowance                                               (54,113)     (1,654)
-------------------------------------------------------------------------------------------
Total deferred income tax assets                                      $  11,679    $ 11,801
Less: current portion                                                    (4,753)    (11,801)
-------------------------------------------------------------------------------------------
Net long-term portion of deferred income tax assets                   $   6,926    $      -
-------------------------------------------------------------------------------------------

DEFERRED TAX LIABILITIES
Deferred tax liability associated with the tangible and intangible    $ (47,234)   $      -
assets acquired in the acquisition of Atrix
Unrealized foreign exchange gain on convertible debt                     (4,937)          -
-------------------------------------------------------------------------------------------
Total deferred income tax liabilities                                 $ (52,171)   $      -
-------------------------------------------------------------------------------------------
Net deferred income tax (liabilities) assets                          $ (40,492)   $ 11,801
===========================================================================================

In 2004, we acquired Atrix which had substantial non-capital loss and research and development credit carryforwards. For 2004, a valuation allowance has been applied to offset these respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. There may be limitations on the utilization of our accumulated net operating losses and research and development credit carryforwards as a result of changes in control that have occurred.

At December 31, 2004, we had approximately $121.4 million of total operating loss carryforwards with approximately $114.5 million relating to Atrix and $6.9 million relating to other foreign losses. The loss carryforwards expire at various dates through 2024. We also had approximately $9.2 million of research and development credits available for carryforward which expire at various dates through 2014. We also had approximately $12.5 million of capital loss carryforwards of which approximately $12.0 million carryforward indefinitely and the remaining $0.5 million related to Atrix expire at various dates through 2008. The future tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities.

As part of the purchase price accounting for the acquisition of Atrix, some of the intangible and tangible assets were required to be recognized at fair value by virtue of generally accepted accounting principles that are applicable to the acquisition. This resulted in a deferred income tax liability associated with property, plant and equipment, trademarks, and developed technology that will be amortized over a period of 5, 16, and 17 years, respectively, and an inventory adjustment that is recognized in cost of sales as the related products are sold.

During 2004, we adjusted our valuation allowance associated with research and development credits and our U.S. accumulated tax loss carryforwards. The valuation allowance is reviewed periodically and if the assessment of the "more likely than not" criterion changes, the valuation allowance is adjusted accordingly.

19. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

As at December 31, 2004 and December 31, 2003, the carrying amounts for our cash and cash equivalents, short-term investment securities, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. Our investment in common shares of Diomed Holdings Inc. is carried at fair value based on quoted market prices. Our long-term debt comprises $172.5 million aggregate principal amount of convertible senior and had a fair value of $206.8 million as of December 31, 2004 as valued by an independent investment bank. These notes are not listed on any securities exchange or included in any automated quotation system. The quoted bid and ask prices may not be reliable as the amounts cannot be independently verified and not all trades are reflected.

With respect to the concentration of credit risk, our accounts receivable, as at December 31, 2004 and December 31, 2003, comprise primarily aggregate amounts owing from Novartis Ophthalmics.

We purchase goods and services primarily in Canadian ("CAD") and U.S. dollars ("USD"), and earn most of our revenues in U.S. dollars and Euros ("EUR"). We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net income (primarily in U.S. dollars and Euros) and cash flows (in U.S. dollars and Swiss francs ("CHF"). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts, as at December 31, 2004, was approximately $0.9 million, which was included in our results of operations. At December 31, 2004, we have outstanding forward foreign currency contracts as noted below.

                                               Maturity Period     Quantity (millions)      Average Price
                                               ---------------     -------------------     ---------------
U.S. / Canadian dollar option-dated
forward contracts                                    2005               USD 23.2           1.30824 per USD

Swiss franc / Canadian dollar option-dated
forward contract                                     2005               CHF 21.8           1.05190 per CHF

20. COMMITMENTS

In the normal course of business, we enter into product supply agreements with contract manufacturers, which expire at various dates to 2009 and total $17.7 million, as well as other purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office equipment and office space. Estimated lease payments for office space are $451,000 in 2005, $210,000 in 2006, $38,000 in 2007. The minimum annual commitment related to these agreements payable over the next five years is as follows:

(In thousands of U.S. dollars)

Year ending December 31,
------------------------
2005                                 $  21,671
                                     ---------
2006                                     6,410
                                     ---------
2007                                     3,253
                                     ---------
2008                                       395
                                     ---------
2009                                     1,323
                                     ---------
Thereafter                                 100
                                     ---------

21. SEGMENTED INFORMATION

Details of our revenues by category are as follows:

Revenues

(In thousands of U.S. dollars)             2004           2003            2002
----------------------------------      ----------      ---------      ----------
Visudyne(R)                             $  177,457      $ 142,125      $  104,087
Eligard(R)                                   3,270              -               -
Generic dermatology products                   501              -               -
Dental products                                408              -               -
Contract research and development            4,436          4,625           6,426
                                        ----------      ---------      ----------
                                        $  186,072      $ 146,750      $  110,513
                                        ----------      ---------      ----------

Details of our revenues and property, plant and equipment by geographic segments are as follows:

Revenues(1)

(In thousands of U.S. dollars)         2004            2003            2002
------------------------------      ----------      ----------      ---------
U.S.                                $  100,898      $   86,754      $  73,309
Europe                                  65,776          47,637         30,722
Canada                                  10,300           7,734          4,544
Other                                    9,099           4,625          1,938
                                    ----------      ----------      ---------
                                    $  186,072      $  146,750      $ 110,513
                                    ----------      ----------      ---------

Property, plant and equipment

(In thousands of U.S. dollars)        2004           2003
------------------------------      --------       --------
Canada                              $ 54,152       $ 42,687
U.S.                                  27,523            575
                                    --------       --------
                                    $ 81,674       $ 43,262
                                    --------       --------

Revenues are attributable to a geographic segment based on the location of: (a) the customer, for revenue from and royalties on product sales; and (b) the head office of the collaborative partner, in the case of revenues from contract research and development and collaborative arrangements.

22. CONTINGENCIES

(a) TAP LITIGATION

      In 2003, TAP Pharmaceutical Products, Inc., or TAP Pharmaceutical, Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against Atrix (now QLT USA, Inc.), in a U.S. federal court, alleging that the Eligard delivery system infringes a patent (U.S. Patent No. 4,728,721) licensed to TAP Pharmaceutical by the two other plaintiffs. The patent expires on May 1, 2006. In March 2004, the court granted our motion to stay the patent infringement suit, pending the outcome of re-examination of the patent-in-suit by the U.S. Patent and Trademark Office. The plaintiffs filed a motion seeking reconsideration of the stay order, but the motion was denied. TAP Pharmaceutical requested that it be allowed to file a motion for preliminary injunction, and the court denied that request. The court lifted the stay on November 16, 2004 following the conclusion of the re-examination proceedings. The judge has not yet set a trial date. If this lawsuit is not resolved in our favor, we may be enjoined from selling some or all of our Eligard products until the patent expires in 2006, and/or may be required to pay financial damages, which could be substantial.

      On June 21, 2004, Takeda Chemical Industries Ltd., or Takeda, Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG, or MediGene, and Yamanouchi Pharma GmbH, or Yamanouchi, in the Regional Court Hamburg, the Federal Republic of Germany. The request alleged that MediGene AG and Yamanouchi Pharma GmbH infringe a German patent, EP 0 202 065, and sought an injunction preventing defendants from producing, offering, putting on the market or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer claimed in EP 0 202 065. On July 26, 2004, the Court denied the plaintiff's request for a Provisional Injunction.

      On June 28, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda GmbH filed a complaint in the Regional Court Dusseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging infringement of the same patent. Previously, on June 1, 2004, MediGene AG filed an action in the Federal Patent Court in Munich, Germany seeking the nullification of the patent that is the subject of the June 28, 2004 complaint. If the patent is not nullified by the Federal Patent Court and Takeda's action in the Regional Court Dusseldorf is not resolved in favor of MediGene and Yamanouchi, they may be precluded from selling Eligard products in Germany until the patent expires in 2006. In such event, Atrix's revenue from sales of Eligard in Germany may decrease. Trial of the action in the Regional Court Dusseldorf is expected to take place in July 2005. Trial of the nullity action in Munich has been scheduled for April 2005.

(b) PATENT LITIGATION WITH MEEI

The First MEEI Lawsuit

      In April 2000, Massachusetts Eye and Ear Infirmary, or MEEI, filed a civil suit against us in the U.S. District Court (the "Court") for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD.

      In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted all of our summary motions, dismissing all of MEEI's claims. With respect to our counterclaim requesting correction of inventorship of U.S. Patent No. 5,798,349 (the "'349 Patent") to add an additional Massachusetts General Hospital inventor, the Court stayed the claim pending the outcome of the lawsuit described below.

      MEEI appealed the decision of the Court to the U.S. District Court of Appeals on February 19, 2005. The Court of Appeals issued its ruling, upholding the dismissal of five of MEEI's eight claims, and remanding three claims to trial on the basis that they should not have been determined on summary judgment.

      No trial has been scheduled.

The Second MEEI Lawsuit

      In May 2001, the U.S. Patent Office issued U.S. Patent No. 6,225,303, or the '303 Patent, to MEEI. The `303 Patent is derived from the same patent family as the patent in issue in the first suit, the '349 Patent, and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the `303 Patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 Patent, named only MEEI researchers as inventors.

      The same day the `303 Patent was issued, MEEI commenced a second civil suit against us and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the U.S. District Court for the District of Massachusetts alleging infringement of the `303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. We have answered the complaint, denying its material allegations and raising a number of affirmative defenses, and have asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the `303 Patent.

      In April of 2003, we moved to dismiss MEEI's claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted our motion in May of 2003.

      In January of 2005, the Court ordered in our favour in one of our counterclaims and declared that the inventorship of the `303 Patent be corrected to add QLT as joint inventors. That ruling gives us the right to exploit the patent in issue. MEEI has a right to appeal the Court's ruling.

            The final outcomes of these disputes are not presently determinable or estimable and there can be no assurance that the matters will be finally resolved in our favor. If the lawsuits are not resolved in our favor, we might be obliged to pay damages, or an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, and might be subject to such equitable relief as a court may determine (which could include an injunction) a remedy combining some or all of those remedies foregoing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      DISCLOSURE CONTROLS AND PROCEDURES

            We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our current disclosure controls and procedures are effective.

      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

            Our management is responsible for establishing and maintaining adequate over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Management's report on our internal controls over financial reporting is included at Item 8 of this Annual Report.

Item 9B. OTHER INFORMATION

     None

                                    PART III

      The Information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K are incorporated by reference to the proxy statement for use in connection with the Company's Annual Meeting of Shareholders to be held on May 25, 2005.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required for this Item is incorporated by reference to the proxy statement for our annual meeting of shareholders to be held on May 25, 2005.

ITEM 11. EXECUTIVE COMPENSATION

      The information required for this Item is incorporated by reference to the proxy statement for our annual meeting of shareholders to be held on May 25, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2004:

                                 (a)                  (b)                      (c)
                        --------------------   --------------------   --------------------

                                                                      Number of securities
                            Number of                                  remaining available
                         Securities to be                              for issuance under
                        issued upon exercise     Weighted average     equity compensation
                         of outstanding         exercise price of       plans (excluding
                         options,warrants      outstanding options,   securities reflected
   PLAN CATEGORY           and rights          warrants and rights       in column (a))
---------------------   ------------------------------------------------------------------
Equity compensation
plans approved by
security holders                6,430,398(1)       CAD $  47.64                    987,087

Equity compensation
plans approved by
security holders                5,934,689(1)       USD $  11.68                    991,447

Equity compensation
plans not approved by
security holders                   36,176(2)       USD $   5.45                     80,008
                        ------------------------------------------------------------------
Total                            12,401,263                                      2,058,542

      (1) We currently maintain five equity compensation plans that have been approved by shareholders which provide for the issuance of common stock to employees, officers and directors. These five equity compensation plans are designated as the 1998 Incentive Stock Option Plan, the 2000 Incentive Stock Option Plan, the 1987 Atrix

Performance Stock Option Plan, the 2000 Atrix Performance Stock Option Plan and the 1999 Atrix Non-Employee Director Stock Incentive Plan. As of February 28, 2005 no Company securities remain available for issuance under either the 1998 Stock Option Plan or the 1987 Atrix Performance Stock Option Plan, however, both Plans remain in effect for so long as options previously granted under these Plans remain outstanding.

      (2) We currently maintain one equity compensation plan that has not been approved by shareholders which provides for the issuance of common stock to certain outside consultants of the Company. This plan has been designated as the Non-Qualified Atrix Stock Option Plan. The Compensation Committee sets the option price and exercise terms granted under the Non-Qualified Atrix Stock Option Plan. The exercise price of all options granted under the Non-Qualified Atrix Stock Option Plan has been the closing market price at the time of the grant.

      Other information required for this Item is incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 25, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required for this Item is incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 25, 2005.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

      The information required for this Item is incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 25, 2005.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

      (i)   The following financial statement documents are included as part of
            Item 8 to this Form 10-K.

            Report of Independent Registered Chartered Accountants Consolidated Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Cash Flows
            Consolidated Statements of Changes in Shareholders' Equity Notes to the Consolidated Financial Statements

      (ii)  Schedules required by Article 12 of Regulation S-X:

            Except for Schedule II - Valuation and Qualifying Accounts, all other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002.

                  PROVISION FOR NON-COMPLETION OF PRODUCT INVENTORY

                      (In thousands of U.S. dollars)

                             ADDITIONS CHARGED
           BALANCE AT          TO COSTS AND         WRITE-OFFS, AND
YEAR    BEGINNING OF YEAR       EXPENSES          PROVISION REDUCTION
----    -----------------    -----------------    -------------------    --------
2004        $     -             $  3,655               $  2,198          $  1,457
2003          1,664                1,075                  2,739                 -
2002          2,447                  493                  1,276             1,664

EXHIBITS

EXHIBIT
NUMBER                                       DESCRIPTION
--------  -----------------------------------------------------------------------------------------------------
     3.0  Memorandum and Articles; (1)

     3.1  Article 24 of the Articles of Quadra Logic Technologies Inc. as filed with the Registrar of Companies
          (British Columbia) on July 13, 1989; (4)

     3.2  Article 26 of the Articles of Quadra Logic Technologies Inc. as filed with the Registrar of Companies
          (British Columbia) on November 15, 1989; (4)

     3.3  Part 27 of the Articles of Quadra Logic Technologies Inc. dated February 21, 1991; (10)

     3.4  Part 28 of the Articles of QLT PhotoTherapeutics Inc. dated December 15, 1995; (17)

     4.1  Shareholder Rights Plan Agreement, as amended and restated, dated as of March 17, 2002, between QLT
          Inc. and ComputerShare Trust Company of Canada; (20)

                 Executive Compensation Plans and Arrangements

    10.1  Agreement, dated April 8, 1982, between Dr. Julia Levy, Quadra Logic Technologies Inc. and the
          University of British Columbia; (1)

    10.2  Agreement, dated January 15, 1988, between Dr. David Dolphin, Quadra Logic Technologies Inc. and the
          University of British Columbia; (6)

    10.3  Form of Employee Stock Option Agreement; (11)

    10.4  Royalty Adjustment and Stock Option Agreement dated, August 10, 1989, between Quadra Logic
          Technologies Inc. and Dr. David Dolphin; (2)

    10.5  Royalty Agreement, dated December 15, 1987, between Quadra Logic Technologies Inc. and Dr. David
          Dolphin; (2)

    10.6  1998 QLT Incentive Stock Option Plan; (21)

    10.7  Form of Employment Agreement; (23)

    10.8* 2000 QLT Incentive Stock Option Plan (as amended in 2002); (23) (formerly numbered 10.70)

    10.9* Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings; (26)

   10.10* Employment Agreement dated October 9, 2001  between QLT Inc. and Michael J. Doty; (26)

   10.11* Employment Agreement dated as of June 10, 2002 between QLT Inc. and William J. Newell; (26)

   10.12* Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau; (26)

   10.13  Employment Agreement dated as of February 20, 2003 between QLT Inc. and Dr. Mohammad Azab.(27)

   10.14* Amended and Restated Performance Stock Option Plan of Atrix Laboratories, Inc. (29)

   10.15* Non-Qualified Stock Option Plan of Atrix Laboratories, Inc. (29)

   10.16* Non-Employee Director Stock Incentive Plan of Atrix Laboratories, Inc. (31)

   10.17* 2000 Stock Option Plan of Atrix Laboratories, Inc. (32)

   10.18  Photodynamic Therapy Product Development, Manufacturing and Distribution Agreement, dated July 1,
          1994, between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen (now Novartis Opthalmics,
          a division of Novartis Pharma AG); (12)

EXHIBIT
NUMBER                                       DESCRIPTION
--------  ------------------------------------------------------------------------------------------------
   10.19  BPD-MA Verteporfin Supply Agreement, dated March 12, 1999 between QLT PhotoTherapeutics Inc. and
          Parkedale Pharmaceuticals, Inc; (14)(21)

   10.20  BPD-MA Presome Supply Agreement, dated February 26, 1998, between QLT PhotoTherapeutics Inc. and
          Nippon Fine Chemical Co., Ltd.; (14)(21)_

   10.21  BPD-MA Supply Agreement, dated December 11, 1998, between QLT PhotoTherapeutics Inc. and Raylo
          Chemicals Limited; (14)(21)

   10.22  License Agreement, dated December 8, 1998, between QLT PhotoTherapeutics Inc. and The General Hospital
          Corporation; (14)(21)

   10.23  Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of
          July 23, 2001 between Novartis Ophthalmics AG and QLT Inc.;  (14) (25)

   10.24  Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of
          July 22, 2003 between Novartis Ophthalmics AG (now Novartis Opthalmics, a division of Novartis Pharma
          AG) and QLT Inc.; (28)

   10.25  Agreement and Plan of Merger by and among QLT Inc, Aspen Acquisition Corp. and Atrix Laboratories,
          Inc. dated as of June 14, 2004; (32)

   10.26  License and Royalty Agreement, dates as of August 8, 2000 between Atrix Laboratories, Inc. and Pfizer
          Inc. (33)

   10.27  Collaboration, Development and Supply Agreement dated as of August 28, 2000 between Atrix
          Laboratories, Inc. and Sandoz, Inc.(34)

   10.28  Collaboration, License and Supply Agreement dated as of December 8, 2000 between Atrix Laboratories,
          Inc. and Sanofi-Synthelabo Inc.(35)

   10.29  License Agreement between Atrix Laboratories, Inc. and CollaGenex Pharmaceuticals, Inc. dated as of
          August 24, 2001.  (36)

   10.30  Collaboration, License and Supply Agreement by and between Atrix Laboratories, Inc. and Fujisawa
          Healthcare, Inc., dated October 15, 2001.  (36)

   10.31  Collaboration, License and Supply Agreement, dated as of April 4, 2001, between Atrix Laboratories,
          Inc. and MediGene.  (37)

      11  Statement re: computation of per share earnings; (filed herewith)

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

NOTES:

* Denotes executive compensation plans or arrangements.

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

(17) Filed as an exhibit to the Company's Annual Report for the period ended December 31, 1995.

(21) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 29, 1999.

(22) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 22, 2001.

(23)  Filed as an exhibit to the Company's Form S-8 filed on September 20, 2002.

(24) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 2002.

(25) Filed as an exhibit to the Company's Annual Report on Form 10-K dated March 27, 2003.

(26) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 13, 2003.

(27) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 14, 2003.

(28) Filed as an exhibit to the Annual Report on Form 10-K of Atrix Laboratories, Inc. for the year ended December 31, 1998.

(29) Filed as an exhibit to the Annual Report on Form 10-K of Atrix Laboratories, Inc. for the year ended December 31, 1999.

(30) Filed as an exhibit to the Annual Report on Form 10-K of Atrix Laboratories, Inc., for the year ended December 31, 2000.

(31) Filed as an exhibit to the Joint Proxy Statement/Prospectus on Form S-4 dated October 14, 2004.

(32) Filed as an exhibit to the Current Report on Form 8-K of Atrix Laboratories, Inc., dated August 8, 2000.

(33) Filed as an exhibit to the Quarterly Report on Form 10-Q of Atrix Laboratories, Inc., for the quarter ended September 30, 2000.

(34) Filed as an exhibit to the Current Report on Form 8-K of Atrix Laboratories, Inc., dated February 23, 2001.

(35) Filed as an exhibit to the Quarterly Report on Form 10-Q of Atrix Laboratories, Inc., for the quarter ended September 30, 2001.

(36) Filed as an exhibit to the Current Report on Form 8-K of Atrix Laboratories, Inc., dated April 4, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: March 15, 2005

          QLT INC.

          By:          /s/ Paul J. Hastings
              ------------------------------------------------------------------
              Paul J. Hastings, President and Chief Executive Officer

          By:          /s/ Michael J. Doty
              ------------------------------------------------------------------
              Michael J. Doty, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

    SIGNATURES                           TITLE                                DATE
    ----------                           -----                                ----
___________________   President, Chief Executive Officer and Director     March 15, 2005
 Paul J. Hastings     (Principal Executive Officer)

___________________   Senior Vice President and Chief Financial Officer   March 15, 2005
  Michael J. Doty     (Principal Financial and Accounting Officer)

___________________   Chairman of the Board of Directors and Director     March 15, 2005
   E. Duff Scott

___________________   Director                                            March 15, 2005
  C. Boyd Clarke

___________________   Director                                            March 15, 2005
Peter A. Crossgrove

___________________   Director                                            March 15, 2005
Ronald D. Henriksen

___________________   Director                                            March 15, 2005
   Julia G. Levy

___________________   Director                                            March 15, 2005
 Alan C. Mendelson

___________________   Director                                            March 15, 2005
 Richard R. Vietor

___________________   Director                                            March 15, 2005
 George J. Vuturo

___________________   Director                                            March 15 , 2005
   Jack L. Wood