Form 10-Q
period 2005-03-31
QLT INC/BC
filed 2005-05-10
CIK 827809

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 0-17082

                                    QLT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              BRITISH COLUMBIA, CANADA                                                N/A
--------------------------------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

      887 GREAT NORTHERN WAY, VANCOUVER, B.C., CANADA                               V5T 4T5
--------------------------------------------------------------         ------------------------------------
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

As of May 6, 2005, the registrant had 93,816,548 outstanding Common Shares and 11,760,585 outstanding Stock Options.
================================================================================

                                    QLT INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 2005

                                TABLE OF CONTENTS

ITEM                                       PART I - FINANCIAL INFORMATION                                      PAGE
----                                                                                                           ----


1.      FINANCIAL STATEMENTS..............................................................................      1

           Unaudited Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004................     1

           Unaudited Consolidated Statements of Income for the three months ended
           March 31, 2005 and March 31, 2004...............................................................     2

           Unaudited Consolidated Statements of Cash Flows for the three months ended
           March 31, 2005 and March 31, 2004...............................................................     3

           Unaudited Consolidated Statement of Changes in Shareholders' Equity and Comprehensive
           Income for the three months ended March 31, 2005................................................     4

           Notes to the Consolidated Financial Statements..................................................     5

2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............     26

3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................     36

4.      CONTROLS AND PROCEDURES............................................................................    36



                                            PART II - OTHER INFORMATION

1.      LEGAL PROCEEDINGS.................................................................................     37

2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......................................     38

3.      DEFAULTS UPON SENIOR SECURITIES...................................................................     38

4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................     38

5.      OTHER INFORMATION.................................................................................     38

6.      EXHIBITS..........................................................................................     39

                         PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

QLT INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)                                                        MARCH 31, 2005      DECEMBER 31, 2004
------------------------------                                                        --------------      -----------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                         $  192,164           $  277,087
     Short-term investment securities                                                     215,837              102,765
     Accounts receivable                                                                   57,664               56,600
     Inventories (Note 3)                                                                  41,313               45,899
     Current portion of deferred income tax assets                                          2,291                4,753
     Other (Note 4)                                                                        14,661               13,521
                                                                                       ----------           ----------
                                                                                          523,930              500,625

PROPERTY, PLANT AND EQUIPMENT                                                              80,793               81,674
DEFERRED INCOME TAX ASSETS                                                                  5,501                6,926
INTANGIBLES, NET (NOTE 5)                                                                 120,101              119,600
GOODWILL                                                                                  402,518              402,518
OTHER LONG-TERM ASSETS                                                                      4,439                4,906
                                                                                       ----------           ----------
                                                                                       $1,137,282           $1,116,249
                                                                                       ==========           ==========
LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                                  $    8,336           $   12,993
     Accrued restructuring charge (Note 7)                                                    424                    -
     Accrued liabilities (Note 6)                                                          16,660               19,528
     Current portion of deferred revenue                                                    5,116                2,278
                                                                                        ---------            ---------
                                                                                           30,536               34,799

DEFERRED INCOME TAX LIABILITIES                                                            53,022               52,171
DEFERRED REVENUE                                                                            3,572                    -
LONG-TERM DEBT                                                                            172,500              172,500
                                                                                       ----------           ----------
                                                                                          259,630              259,470
                                                                                       ----------           ----------
CONTINGENCIES (NOTE 13)

SHAREHOLDERS' EQUITY
SHARE CAPITAL (NOTE 8)
     Authorized
         500,000,000 common shares without par value
         5,000,000 first preference shares without par value, issuable in series
     Issued and outstanding
         Common shares                                                                    875,839              848,498
              March 31, 2005 - 93,403,359 shares
              December 31, 2004 - 92,021,572 shares
ADDITIONAL PAID IN CAPITAL                                                                 71,843               92,193
ACCUMULATED DEFICIT                                                                      (158,538)            (173,794)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                                     88,508               89,882
                                                                                       ----------           ----------
                                                                                          877,652              856,779
                                                                                       ----------           ----------
                                                                                       $1,137,282           $1,116,249
                                                                                       ==========           ==========

QLT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                   Three months ended
                                                                                        March 31,
                                                                                --------------------------
(In thousands of U.S. dollars except per share information)                       2005               2004
-----------------------------------------------------------                     -------            -------
REVENUES
     Net product revenue (Note 9)                                               $57,146            $40,519
     Net royalties                                                                3,708                  -
     Contract research and development (Note 10)                                  3,036                792
     Licensing and milestones                                                       125                  -
                                                                                -------            -------
                                                                                 64,015             41,311
                                                                                -------            -------
COSTS AND EXPENSES
     Cost of sales                                                               14,490              6,922
     Research and development                                                    16,436              9,410
     Selling, general and administrative                                          5,389              4,781
     Depreciation                                                                 1,734                809
     Amortization of intangibles                                                  1,871                  -
     Restructuring                                                                2,515                  -
                                                                                -------            -------
                                                                                 42,435             21,922
                                                                                -------            -------
OPERATING INCOME                                                                 21,580             19,389

INVESTMENT AND OTHER INCOME (EXPENSE)
     Net foreign exchange gains                                                     584                276
     Interest income                                                              2,549              2,482
     Interest expense                                                            (1,598)            (1,528)
                                                                                -------            -------
                                                                                  1,535              1,230
                                                                                -------            -------
INCOME BEFORE INCOME TAXES                                                       23,115             20,619

PROVISION FOR INCOME TAXES                                                       (7,859)            (6,990)
                                                                                -------            -------
INCOME BEFORE EXTRAORDINARY GAIN                                                $15,256            $13,629
                                                                                -------            -------


EXTRAORDINARY GAIN                                                                    -             10,393
                                                                                =======            =======
NET INCOME                                                                      $15,256            $24,022
                                                                                =======            =======
BASIC NET INCOME PER COMMON SHARE
      Income before extraordinary gain                                          $  0.16            $  0.20
      Extraordinary gain                                                              -               0.15
                                                                                -------            -------
        Net income                                                              $  0.16            $  0.35
                                                                                -------            -------
DILUTED NET INCOME PER COMMON SHARE
     Income before extraordinary gain                                           $  0.16            $  0.19
     Extraordinary gain                                                               -               0.15
                                                                                -------            -------
        Net income                                                              $  0.16            $  0.34
                                                                                -------            -------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (THOUSANDS)
     Basic                                                                       93,325             69,276
     Diluted                                                                     94,874             69,911
                                                                                -------            -------

QLT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Three months ended
                                                                           March 31,
                                                                     ----------------------
(In thousands of U.S. dollars except per share information)             2005         2004
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income                                                        $  15,256    $  24,022
   Adjustments to reconcile net income to net cash from
   operating activities
      Amortization of intangibles                                        1,871           --
      Depreciation                                                       1,734          809
      Amortization of deferred financing expenses                          281          239
      Unrealized foreign exchange losses                                 1,543        2,088
      Extraordinary gain                                                    --      (10,393)
      Deferred income taxes                                              5,306        6,990
   Changes in non-cash operating assets and liabilities
      Accounts receivable                                               (7,191)      (3,870)
      Inventories                                                        4,357       (1,646)
      Other current assets                                                (991)       5,643
      Accounts payable                                                     494         (911)
      Accrued restructuring charge                                         418           --
      Other accrued liabilities                                         (3,839)      (8,893)
      Deferred revenue                                                   6,398       (1,728)
                                                                     ---------    ---------
                                                                        25,637       12,350
                                                                     ---------    ---------

CASH USED IN INVESTING ACTIVITIES
   Short-term investment securities                                   (110,608)      (9,220)
   Purchase of property, plant and equipment                            (2,075)      (3,169)
   Purchase costs related to Atrix Laboratories, Inc.                   (1,210)          --
   Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired          --       (2,316)
                                                                     ---------    ---------
                                                                      (113,893)     (14,705)
                                                                     ---------    ---------
CASH PROVIDED BY FINANCING ACTIVITIES
   Long-term debt (net)                                                     --          (71)
   Issuance of common shares                                             7,017       11,696
                                                                     ---------    ---------
                                                                         7,017       11,625
                                                                     ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            (3,684)      (2,180)
                                                                     ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (84,923)       7,090
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         277,087      262,408
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 192,164    $ 269,498
                                                                     =========    =========
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid:                                                       $   2,744    $   3,019
Income taxes paid:                                                       2,568           --
                                                                     ---------    ---------

QLT INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                         Accumulated
                                      Common Shares        Additional       Other                                         Total
                                 -----------------------    Paid-in     Comprehensive    Accumulated   Comprehensive   Shareholders'
                                   Shares       Amount      Capital        Income          Deficit        Income          Equity
                                 ----------   ----------   ----------   -------------    -----------   -------------   -------------
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

BALANCE AT DECEMBER 31, 2003     68,892,027   $  395,627   $       --     $   45,828      $   (8,084)            --     $  433,371

Shares issued for the
acquisition of Atrix
Laboratories, Inc.               22,283,826      436,094           --             --              --             --        436,094

Assumption of stock options
and warrant on the acquisition
of Atrix Laboratories, Inc.              --           --       93,896             --              --             --         93,896

Exercise of stock options at
prices ranging from CAD $12.10
to CAD $34.75 per share and
U.S.$5.29 to U.S.$14.23 per
share                               845,719       16,777       (1,703)            --              --             --         15,074

OTHER COMPREHENSIVE LOSS:
Cumulative translation
adjustment from application of
U.S. dollar reporting                    --           --           --         44,168                     $   44,168         44,168

Unrealized (loss) on available
for sale securities                      --           --           --           (114)             --           (114)          (114)

Net loss                                 --           --           --             --        (165,709)      (165,709)      (165,709)
                                                                                                         ----------
Comprehensive loss                       --           --           --             --              --     $ (121,655)            --
                                 ----------   ----------   ----------     ----------      ----------     ----------     ----------
BALANCE AT DECEMBER 31, 2004     92,021,572   $  848,498   $   92,193     $   89,882(1)   $ (173,794)            --     $  856,779

Exercise of stock options at
prices ranging from CAD $17.33
to CAD $20.10 per share and
U.S. $12.19 to U.S. $17.02 per
share                               381,787        7,747       (4,146)            --              --             --          3,601

Exercise of warrant at $3.39
U.S. per share                    1,000,000       19,594      (16,204)            --              --             --          3,390

OTHER COMPREHENSIVE INCOME:

Cumulative translation
adjustment from application of
U.S. dollar reporting                    --           --           --         (1,348)             --     $   (1,348)        (1,348)

Unrealized (loss) on available
for sale securities                      --           --           --            (26)             --            (26)           (26)

Net income                               --           --           --             --          15,256         15,256         15,256
                                                                                                         ----------
Comprehensive income                     --           --           --             --              --     $   13,882             --
                                 ----------   ----------   ----------     ----------      ----------     ----------     ----------
BALANCE AT MARCH 31, 2005        93,403,359   $  875,839   $   71,843     $   88,508(1)   $ (158,538)            --     $  877,652
                                 ==========   ==========   ==========     ==========      ==========     ==========     ==========

------------
(1) At December 31, 2004 and March 31, 2005, our accumulated other comprehensive income is related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized loss on available for sale securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology, dermatology, oncology and urology.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included as part of the Company's 2004 Annual Report on Form 10-K. All amounts are expressed in United States dollars unless otherwise noted.

In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005, and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.

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

Cash, Cash Equivalents and Short-term Investment Securities

Cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. Short-term investment securities consist of the following: (a) investment-grade interest bearing instruments with maturities between three months and one year at the date of purchase; and (b) auction rate securities, with auction reset periods less than 12 months, classified as available-for-sale securities. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized holding gains and losses in shareholders' equity. Due to the short-term maturity of these financial instruments, all short-term investments are carried at cost plus accrued interest which approximates their fair value.

We had previously classified auction rate securities as cash and cash equivalents because of the short duration of their reset periods. These securities have been reclassified as short-term investment securities to conform with the current period's presentation. As a result of this reclassification, our December 31, 2004 cash and cash equivalents decreased by $89.0 million to $277.1 million and correspondingly, our short-term investment securities increased by $89.0 million to $102.8 million. This reclassification has no impact on previously reported results of operations or financial covenants and does not affect the reported cash flows from operating or financing activities for the three months ended March 31, 2004.

Long-lived and Intangible Assets

Occasionally we incur costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives, are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially complete and ready for its intended use. Since 2003, we have been depreciating plant and equipment using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.

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

We periodically evaluate our long-lived assets for potential impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. If impairment recognition criteria in SFAS No. 144 have been met, we charge impairments of the long-lived assets to operations.

As of March 31, 2005, there was approximately $402.5 million of goodwill and approximately $120.1 million of net acquired intangibles on our consolidated balance sheet. We amortize acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates, and can materially impact our operating results.

Goodwill Impairment

In accordance with Statement of Financial Accounting Standard, or SFAS No. 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made at the time of acquisition of Atrix Laboratories Inc. (Note 2 - "Business Combinations") specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. Impairment tests in future periods may result in changes in forecasts and estimates from those used at the acquisition date, resulting in impairment charges.

Revenue Recognition

    Net Product Revenue

Our net product revenues are primarily derived from sales of Visudyne and Eligard.

With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, we are responsible for Visudyne manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue from the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and
(3) the reimbursement of other specified costs incurred and paid for by us (See
Note 9 - "Net Product Revenue"). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of sales of Visudyne, this occurs upon "sell through" of Visudyne to the end customers.

 With respect to Eligard, under the terms of our collaborative agreements with our marketing partners, we are responsible for the manufacture of Eligard and receive from our marketing partners an agreed upon sales price upon shipment to them. (We also earn royalties from certain marketing partners based upon their sales of Eligard products to end customers, which royalties were reported as net royalty revenue.) We recognize net sales revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our marketing partners, collectibility is reasonably assured and the price is fixed or determinable. Our Eligard marketing partners are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our marketing partners.

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

     Contract Research and Development

Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts, we recognize contract research and development revenue over the term of the agreement, which is consistent with the pattern of work performed. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue. (See Note 10 - "Contract Research and Development".)

    Licensing and Milestones

We have licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined territory for a defined period. Non-refundable license fees are initially reported as deferred revenue and recognized as licensing revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated. A milestone payment is a payment made by a partner to us upon the achievement of a pre-determined event, as defined in the applicable agreement. Milestone payments are initially reported as deferred revenue and subsequently recognized using the straight-line method over the remaining contractual term or the remaining period covered by patent protection, whichever is earlier. No milestone revenue is recognized until we have completed the required milestone-related services as set forth in licensing agreements.

Cost of Sales

Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to third parties. Cost of sales related to the production of various Eligard, generic dermatology, and dental products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and dental products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or, in the case of Visudyne, by Novartis Ophthalmics to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion and provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory.

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

The following pro forma financial information presents the net income per common share had we recognized stock-based compensation using a fair value based accounting method:

                                                Three months         Three months
(In thousands of U.S. dollars except          ended March 31,      ended March 31,
per share information)                             2005                 2004
(Unaudited)
----------------------------------------      ---------------      ---------------
Net income
   As reported                                   $ 15,256             $ 24,022
Add: Employee stock option expense                     --                   --
Less: Additional stock-based compensation
  expense under the fair value method              (2,214)              (3,270)
                                                 --------             --------
   Pro forma                                     $ 13,042             $ 20,752
                                                 ========             ========
Basic net income per common share
   As reported                                   $   0.16             $   0.35
   Pro forma                                         0.14                 0.30
                                                 --------             --------
Diluted net  income per share
   As reported                                   $   0.16             $   0.34
   Pro forma                                         0.14                 0.30
                                                 --------             --------

The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future periods.

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected data for expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models may not provide a realistic measure of the fair value of our employee stock options.

The weighted average fair value of stock options granted for the three months ended March 31, 2005 was CAD $4.78 and U.S. $4.00 whereas the fair value of stock options granted in the three months ended March 31, 2004 was valued at CAD $9.19. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted value average assumptions:

                                    Three months ended        Three months ended
                                      March 31, 2005            March 31, 2004
                                    ------------------        ------------------
     Annualized volatility                46.7%                     56.6%
     Risk-free interest rate               3.4%                      2.9%
     Expected life (years)                  2.5                       2.5

In March 2005, our Board of Directors approved a Directors' Deferred Share Unit Plan (the "DDSU Plan") for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of the equity-based compensation in the form of deferred share units ("DSU's"), each of which has a value equal to the closing price of QLT's common shares on the Toronto Stock Exchange on the date of grant. A DSU is convertible into cash only (no shares are issued), and can only be converted after the non-employee director ceases to be a member of the Board. The DSU's will vest monthly over 36 months from the date of grant. The value of a DSU, when converted to cash, will be equivalent to the market value of a QLT common share at the time the conversion takes place. The obligations are accrued on a graded vesting basis and represent the market value of QLT's common shares. The obligations are revalued each reporting period based on the changes in the graded vested amount of options outstanding and changes in the market value of QLT's common shares, and recorded as compensation expense.

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

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our material legal proceedings are discussed in Note 13 to the consolidated financial statements.

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

The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except per share data)     Three months ended     Three months ended
(Unaudited)                                                 March 31, 2005         March 31, 2004
-----------------------------------------------------     ------------------     ------------------
Numerator:
Income before extraordinary gain                               $ 15,256               $ 13,629
Extraordinary gain                                                   --                 10,393
                                                               --------               --------
Net income                                                     $ 15,256               $ 24,022
Effect of dilutive securities:
   Convertible senior notes - interest expense                       --                     --
                                                               --------               --------
Adjusted income                                                $ 15,256               $ 24,022
                                                               ========               ========
Denominator:  (thousands)
   Weighted average common shares outstanding                    93,325                 69,276
   Effect of dilutive securities:
      Stock options                                               1,549                    635
      Warrant                                                        --                     --
      Convertible senior notes                                       --                     --
                                                               --------               --------
   Diluted  potential common shares                               1,549                    635
                                                               --------               --------
   Diluted weighted average common shares outstanding            94,874                 69,911
                                                               ========               ========
Basic net income per common share
Income before extraordinary gain                               $   0.16               $   0.20
Extraordinary gain                                                   --                   0.15
                                                               --------               --------
Net income                                                     $   0.16               $   0.35
                                                               ========               ========
Diluted net income per common share
Income before extraordinary gain                               $   0.16               $   0.19
Extraordinary gain                                                   --                   0.15
                                                               --------               --------
Net income                                                     $   0.16               $   0.34
                                                               ========               ========

Excluded from the calculation of diluted net income per common share for the three months ended March 31, 2005 were 9,692,637 shares related to the conversion of the $ 172.5 million 3% convertible senior notes and 6,694,156 shares related to stock options because their effect was anti-dilutive. For the three months ended March 31, 2004, excluded from the calculation of diluted net income per common share were 9,692,637 shares related to the conversion of the $
172.5 million 3% convertible senior notes and 5,513,243 shares related to stock options because their effect was anti-dilutive

Recently Issued Accounting Standards

In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue No. 04-08 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. Previously, the potential dilutive effect of the conversion feature was excluded from diluted earnings per share until the contingent feature was met. Issue No. 04-08 results in contingently convertible debt instruments being included in diluted earnings per share computations regardless of whether the contingent features are met. The provisions of Issue No. 04-08 apply to reporting periods ending after December 15, 2004. The adoption of Issue No. 04-08 has resulted in our diluted earnings per share calculation including the dilutive effect of contingently convertible debt when the effect is dilutive. Prior period diluted earnings per share amounts presented for comparative purposes have not been restated to conform to this consensus, because the effect of approximately 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes was anti-dilutive.

In November 2004, the FASB issued SFAS 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No.43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be treated as current period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities during periods of below normal production. Our consolidated financial statements comply with the requirements of SFAS No. 151.

In December 2004, FASB issued SFAS 123, Revised Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. In April 2005, the United States Securities and Exchange Commission amended the date for compliance with SFAS 123R to be the first interim period of the first fiscal year beginning on or after June 15, 2005. We intend to adopt this statement on January 1, 2006 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

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


2.   BUSINESS COMBINATIONS

ACQUISITION OF ATRIX LABORATORIES, INC.

In November 2004, we completed our acquisition of Atrix Laboratories, Inc., or Atrix, a biopharmaceutical company focused on advanced drug delivery. Each outstanding share of Atrix common stock was converted into one QLT Inc. common share and $14.61 in cash. In addition, each option to purchase Atrix common stock that was outstanding at the closing of the acquisition was assumed by us. The results of operations of Atrix were included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition.

The aggregate consideration for the acquisition of Atrix was $870.5 million, which included $325.6 million in cash, acquisition related expenditures of $15.0 million, and the issuance of 22.3 million common shares of QLT Inc. In connection with the acquisition, we also assumed all of the outstanding options and warrants to purchase Atrix common shares and exchanged them for options to purchase our common shares. The total consideration paid for Atrix, including acquisition costs, was allocated based on management's preliminary assessment as to the estimated fair values on the acquisition date. This preliminary assessment is subject to change upon the final determination of the fair value of the assets acquired and liabilities assumed.

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


3.   INVENTORIES

(In thousands of U.S. dollars)                       March 31, 2005    December 31, 2004
-------------------------------------------------    --------------    -----------------
(Unaudited)
Raw materials and supplies                              $ 13,917           $ 14,340
Work-in-process                                           26,306             30,864
Finished goods                                             3,092              2,152
Provision for obsolete inventory                             (47)                --
Provision for non-completion of product inventory         (1,955)            (1,457)
                                                        --------           --------
                                                        $ 41,313           $ 45,899
                                                        ========           ========

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months ended March 31,2005, we incurred charges to the provision for non-completion of $0.4 million.


4.   OTHER CURRENT ASSETS

(In thousands of U.S. dollars)                                March 31, 2005    December 31, 2004
----------------------------------------------------------    --------------    -----------------
(Unaudited)
Visudyne inventory in transit held by Novartis Ophthalmics       $  7,769            $  8,981
Foreign exchange contracts                                          1,290               1,874
Prepaid expenses and other                                          5,602               2,666
                                                                 --------            --------
                                                                 $ 14,661            $ 13,521
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


5.   INTANGIBLES, NET

Intangible assets subject to amortization consisted of the following:

                                                               March 31, 2005    December 31, 2004
                                                               --------------    -----------------
                                               Accumulated        Net Book            Net Book
(In thousands of U.S. dollars)       Cost      Amortization        Value               Value
-------------------------------    --------    ------------       --------            --------
(Unaudited)
Developed technology, net          $114,753      $  2,482         $112,271            $111,653
Trademark                             8,000           170            7,830               7,947
                                   --------      --------         --------            --------

                                   $122,753      $  2,652         $120,101            $119,600
                                   ========      ========         ========            ========

Developed technology, net consisted of the portion of the purchase price from the acquisition of Atrix which related to FDA-approved products comprising certain Eligard, dermatology and dental products, net of estimated legal fees to defend the technology. Developed technology is being amortized on a straight-line basis over its estimated useful live of 16 years.

Trademark consists of the portion of the purchase price from the acquisition of Atrix which relates to the Eligard trademark. The Eligard trademark is being amortized on a straight-line basis over its estimated useful live of 17 years. Our expected annual amortization related to our intangible assets for the next five years is approximately $8.0 million per year.

6.   ACCRUED LIABILITIES


(In thousands of U.S. dollars)         March 31, 2005         December 31, 2004
-----------------------------          --------------         -----------------
(Unaudited)
Royalties                                 $  2,737                $  3,158
Compensation                                 6,298                   7,633
Marketing partners                           3,041                   2,992
Foreign exchange contracts                     159                   2,222
Atrix acquisition costs                        239                     714
Interest                                       377                   1,745
Inventory in transit                         2,043                       -
Other                                        1,766                   1,064
                                          --------                --------
                                          $ 16,660                $ 19,528
                                          ========                ========


7.   RESTRUCTURING CHARGE

In the three months ended March 31, 2005, we restructured our operations following the acquisition of Atrix. We reduced our overall headcount by over 50 people. We provided affected employees with severance and support to assist with outplacement. As a result, we recorded a $2.5 million restructuring charge in the three months ended March 31, 2005 related to severance and termination costs. We expect to complete final activities associated with the restructuring in 2005. The details are as follows:

                                                                              Remaining
                                                                              accrual at
                                               Restructuring                  March 31,
(In thousands of U. S. dollars)                   charge        Cash paid        2005
------------------------------------------     -------------    ---------     ----------
(Unaudited)
Severance and termination benefits accrued        $ 2,347        $(2,036)      $   311
Other related expenses accrued                        168            (55)          113
                                                  -------        -------       -------
                                                  $ 2,515        $(2,091)      $   424
                                                  =======        =======       =======

8.   SHARE CAPITAL

(a)  Share Buy-Back Program

     On April 28, 2005, we announced a share buy-back program pursuant to which we may purchase up to $50 million of our common shares over a two-year period. The share purchases would be made as a normal course issuer bid. All purchases would be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, in accordance with all regulatory requirements. During the one-year period commencing May 4, 2005, we may purchase for cancellation up to 4,690,752 common shares, being 5% of the number of common shares outstanding. The actual number of common shares which may be purchased and the timing of any such purchases will be determined by management.

(b)  Directors' Deferred Share Unit Plan

     In March 2005, our Board of Directors approved a DDSU Plan for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of the equity-based compensation in the form of DSU's, each of which has a value equal to the closing price of QLT's common shares on the Toronto Stock Exchange on the date of grant. A DSU is convertible into cash only (no shares are issued), and can only be converted after the non-employee director ceases to be a member of the Board. The DSU's will vest monthly over 36 months from the date of grant. The value of a DSU, when converted to cash, will be equivalent to the market value of a QLT common share at the time the conversion takes place. Under the DDSU Plan, in March 2005, non-employee directors of the Board were granted a total of 67,500 DSU's. The grant of DSU's in 2005 was made in lieu of the annual stock option grant to non-employee directors.

(c)  Stock Options

     Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

                                                                Exercise Price
     (In Canadian dollars)                Number of Options     Per Share Range
     --------------------------------     -----------------     ---------------
     Outstanding at December 31, 2004         6,430,398         $12.10 - 108.60
     From January 1 to March 31, 2005
        Granted                                 804,200         $15.02 -  20.75
        Exercised                               (13,110)        $17.33 -  20.10
        Cancelled                              (910,321)        $12.10 - 108.60
                                              ---------         ---------------
     Outstanding at March 31, 2005            6,311,167         $12.10 - 108.60
                                              ---------         ---------------


     Stock option activity with respect to all other Company option plans is presented below:

                                                                Exercise Price
     (In U.S. dollars)                    Number of Options     Per Share Range
     --------------------------------     -----------------     ---------------
     Outstanding at December 31, 2004         5,970,865          $ 2.63 - 17.82
         Granted                                332,500          $12.37 - 12.37
         Exercised                             (368,677)         $ 2.89 - 16.22
         Cancelled                                   --                      --
                                              ---------          --------------
     Outstanding at March 31, 2005            5,934,688          $ 2.63 - 17.82
                                              ---------          --------------

     Additional information relating to stock options outstanding under the 1998 Plan and the 2000 Plan as of March 31, 2005, is presented below:

     (In Canadian dollars)                Options Outstanding                    Options Exercisable
     ---------------------    -------------------------------------------    ---------------------------
                                                               Weighted
                                                                Average
                                              Weighted        Remaining                      Weighted
                              Number of       Average        Contractual     Number of       Average
     Price Range               Options     Exercise Price    Life (Years)     Options     Exercise Price
     ---------------          ---------    --------------    ------------    ---------    --------------
     Under $17.50             1,549,528       $ 14.27            3.97          490,097       $ 13.49
     $17.51 - $25.00            764,177         22.20            2.34          670,397         22.37
     $25.01 - $37.50          1,618,426         32.23            2.70        1,073,716         31.99
     $37.51 - $50.00          1,680,669         39.43            1.15        1,680,669         39.43
     Over $50.00                698,367        105.87            0.35          694,867        106.00
                              ---------                                      ---------
                              6,311,167                                      4,609,746
                              =========                                      =========

     Additional information relating to stock options outstanding under all other Company option plans as of March 31, 2005, is presented below:

     (In U.S. dollars)                    Options Outstanding                    Options Exercisable
     -----------------        -------------------------------------------    ---------------------------
                                                               Weighted
                                                                Average
                                              Weighted        Remaining                      Weighted
                              Number of       Average        Contractual     Number of       Average
     Price Range               Options     Exercise Price    Life (Years)     Options     Exercise Price
     -----------------        ---------    --------------    ------------    ---------    --------------
     Under $5.00                342,299       $  3.53            5.69          342,299             $3.53
     $5.01 - $7.50              457,780          5.68            4.99          457,780              5.68
     $7.51 - $10.00           1,328,177          8.71            7.04        1,328,177              8.71
     $10.01 - $12.50          1,177,991         11.80            6.84          845,491             11.58
     $12.51 - $15.00            695,924         13.53            7.36          695,924             13.53
     $15.01 - $17.82          1,932,517         16.28            9.10        1,932,517             16.28
                              ---------                                      ---------
                              5,934,688                                      5,602,188
                              =========                                      =========

(d)  Warrant

As part of our acquisition of Atrix, on November 19, 2004 we assumed an outstanding warrant entitling the holder to purchase up to 1,000,000 of our common shares at a net exercise price of $3.39 per share. The warrant was exercised during the three months ended March 31, 2005.


9.   NET PRODUCT REVENUE

Net product revenue was determined as follows:

                                                                 Three months ended   Three months ended
     (In thousands of U.S. dollars)                                March 31, 2005       March 31, 2004
     ---------------------------------------------------------   ------------------   ------------------
     (Unaudited)
     Visudyne(R) sales by Novartis Ophthalmics                       $ 123,744            $ 101,056
     Less: Marketing and distribution costs                            (32,583)             (29,279)
     Less: Inventory costs                                              (6,312)              (5,261)
     Less: Royalties                                                    (2,754)              (2,262)
                                                                     ---------            ---------
                                                                     $  82,095            $  64,254
                                                                     =========            =========
     QLT share of remaining revenue on final sales by Novartis
      Ophthalmics (50%)                                              $  41,048            $  32,127
     Add: Inventory costs reimbursed to QLT                              5,072                4,555
     Add: Royalties reimbursed to QLT                                    2,699                2,240
     Add: Other costs reimbursed to QLT                                  1,132                1,597
                                                                     ---------            ---------
     Revenue from Visudyne(R) as reported by QLT                     $  49,951            $  40,519

     Net product revenue from Eligard(R) and other products              7,195                   --
                                                                     ---------            ---------
                                                                     $  57,146            $  40,519
                                                                     =========            =========

For the three months ended March 31, 2005, approximately 41% (three months ended March 31, 2004 - 45%) of total Visudyne sales were in the U.S., with Europe and other markets responsible for the remaining 59% (three months ended March 1, 2004 - 55%).

As a result of our acquisition of Atrix in November 2004, our net product revenue for the three months ended March 31, 2005 included $ 7.2 million of revenue from Eligard and other products.


10.  CONTRACT RESEARCH AND DEVELOPMENT

We received non-refundable research and development funding from our strategic partners, which was recorded as contract research and development revenue. Details of our contract research and development revenue were as follows:

                                                  Three months ended   Three months ended
     (In thousands of U.S. dollars)                 March 31, 2005       March 31, 2004
     -----------------------------------------    ------------------   ------------------
     (Unaudited)
     Visudyne(R) ocular programs                       $   467               $   792
     Eligard(R) programs                                   486                    --
     Aczone(TM) dermatology programs                     1,213                    --
     Others                                                870                    --
                                                       -------               -------
     Contract research and development revenue         $ 3,036               $   792
                                                       =======               =======


11.  FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

As at March 31, 2005 and December 31, 2004, the carrying amounts for our cash and cash equivalents, short-term investment securities, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. Our investment in common shares of Diomed Holdings Inc. is carried at fair value based on quoted market prices. Our long-term debt comprises $172.5 million aggregate principal amount of convertible senior notes and had a fair value of $172.3 million as of March 31, 2005 as valued by an independent investment bank. These notes are not listed on any securities exchange or included in any automated quotation system. The quoted bid and ask prices may not be reliable as the amounts cannot be independently verified and not all trades are reflected.

With respect to the concentration of credit risk, our accounts receivable, as at March 31, 2005 and December 31, 2004, comprised primarily aggregate amounts owing from Novartis Ophthalmics.

We purchase goods and services primarily in Canadian ("CAD") and U.S. dollars ("USD"), and earn most of our revenues in U.S. dollars and Euros ("EUR"). We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net income (primarily in U.S. dollars and Euros) and cash flows (in U.S. dollars and Swiss francs ("CHF")). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts, as at March 31, 2005, was approximately $1.3 million, which was included in our results of operations. At March 31, 2005, we have outstanding forward foreign currency contracts as noted below.


                                              Maturity Period    Quantity (millions)     Average Price
------------------------------------------    ---------------    -------------------    ---------------
U.S. / Canadian dollar option-dated
forward contracts                               2005 - 2006           USD 78.8          1.21260 per USD

Swiss franc / Canadian dollar option-dated
forward contracts                               2005 - 2006           CHF 115.4         1.04708 per CHF

Canadian dollar / Swiss franc average rate
forward contracts                                   2005              CAD 13.4          1.04402 per CHF

Canadian dollar/ U.S. dollar average rate
forward contracts                                   2005              CAD 119.1         1.21307 per USD

Australian dollar (AUD) / Swiss franc
average rate forward contracts                      2005               AUD 5.9          0.87123 per AUD

Euro / Swiss franc average rate
forward contracts                                   2005              EUR 34.3          1.53220 per EUR

U.S. dollar / Swiss franc average rate
forward contracts                                   2005               USD 3.2          1.16038 per USD

Great Britain pound (GBP) / Swiss franc
average rate forward contracts                      2005               GBP 2.9          2.15783 per GBP


Japanese yen (JPY) / Swiss franc
average rate forward contracts                      2005              JPY 403.9         0.01135 per JPY
                                                 -----------          ---------         ---------------

12.  SEGMENTED INFORMATION

Details of our revenues by product category are as follows:

Revenues

                                                            Three months ended
                                                                 March 31,
                                                         -------------------------
(In thousands of U.S. dollars)                             2005             2004
---------------------------------                        --------         --------
(Unaudited)
Net product revenue and royalties
   Visudyne(R)                                           $ 49,951         $ 40,519
   Eligard(R)                                               9,061               --
   Generic dermatology products                             1,175               --
   Dental products                                            667               --
Contract research and development                           3,036              792
Licensing and milestones                                      125               --
                                                         --------         --------
                                                         $ 64,015         $ 41,311
                                                         ========         ========

Details of our revenues and property, plant and equipment by geographic segments are as follows:

Revenues(1)

                                                     Three months ended
                                                         March 31,
                                                 -------------------------
(In thousands of U.S. dollars)                     2005             2004
-----------------------------                    --------         --------
(Unaudited)
U.S.                                             $ 34,702         $ 21,803
Europe                                             20,692           15,761
Canada                                              3,570            2,120
Other                                               5,051            1,627
                                                 --------         --------
                                                 $ 64,015         $ 41,311
                                                 ========         ========

Property, plant and equipment

                                                 March 31,         December 31,
(In thousands of U.S. dollars)                     2005                2004
-----------------------------                    ---------         ------------
(Unaudited)
Canada                                            $ 53,641           $ 54,152
U.S.                                                27,152             27,523
                                                  --------           --------
                                                  $ 80,793           $ 81,674
                                                  ========           ========

------------
(1)  Revenues are attributable to a geographic segment based on the location of:
     (a) the customer, for net product revenue and royalties; and (b) the head office of the collaborative partner, in the case of revenues from contract research and development and collaborative arrangements.


13.  CONTINGENCIES

     (A)  TAP LITIGATION

     In 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against us, in a U.S. federal court in the Northern District of Illinois Eastern Division, alleging that the Eligard(R) delivery system infringes a patent (U.S. Patent No.4,728,721) licensed to TAP Pharmaceuticals by the two other plaintiffs. The patent expires on May 1, 2006. In March 2004, the court granted our motion to stay the patent infringement suit, pending the outcome of re-examination of the patent-in-suit by the U.S. Patent and Trademark Office. The plaintiffs filed a motion seeking reconsideration of the stay order, but the motion was denied. TAP Pharmaceuticals requested that it be allowed to file a motion for preliminary injunction, and the court denied that request. The court lifted the stay on November 16, 2004 following the conclusion of the re-examination proceedings. The judge has not yet set a trial date. If this lawsuit is not resolved in our favor, we may be enjoined from selling some or all of our Eligard(R) products until the patent expires in 2006, and/or may be required to pay financial damages, which could be substantial.

     On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG and Yamanouchi Pharma GmbH in the Regional Court Hamburg, the Federal Republic of Germany. The request alleged that MediGene AG and Yamanouchi Pharma GmbH infringe a German patent, EP 0 202 065, and sought an injunction preventing defendants from producing, offering putting on the market or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer claimed in EP 0 202 065. On July 26, 2004, the Court denied the plaintiff's request for a Provisional Injunction.

     On June 28, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda GmbH (collectively referred to as the "Plaintiffs") filed a complaint in the Regional Court Dusseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging infringement of the same patent. Previously, on June 1, 2004, MediGene AG filed an action in the Federal Patent Court in Munich, Germany seeking the nullification of the patent that is the subject of the June 28, 2004 complaint. On April 20, 2005 the Federal Patent Court ruled that all of the claims asserted by the Plaintiffs in the infringement suit are null and void in Germany on the grounds of lack of novelty. The Plaintiffs have a right of appeal from this decision. The Regional Court Dusseldorf has stayed the infringement action in view of the Federal Patent Court's decision.

     (B)  PATENT LITIGATION WITH MEEI

     The First MEEI Lawsuit

     In April 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against us in the United States District Court (the "Court") for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD.

     In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted all of our summary motions, dismissing all of MEEI's claims. With respect to our counterclaim requesting correction of inventorship of the '349 patent to add an additional MGH inventor, the Court stayed the claim pending the outcome of the lawsuit described below.

     MEEI appealed the decision of the Court to the U.S. District Court of Appeals. On February 18, 2005 the Court of Appeals issued its ruling, upholding the dismissal of five of MEEI's eight claims, and remanding three claims to trial on the basis that they should not have been determined on summary judgment. On March 4, 2005, we petitioned the Court of Appeals for a panel rehearing and a rehearing en banc by the full court. On April 7, 2005, the Court issued an order allowing our petition for panel rehearing in part and denying it in part. Our petition for rehearing en banc was denied without prejudice to refiling after the panel's decision on the rehearing.

     The Second MEEI Lawsuit

     In May 2001, the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The '303 Patent is derived from the same patent family as the Patent in issue in the first suit the 349 patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

     The same day the '303 patent was issued, MEEI commenced a second civil suit against us and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the '303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. We have answered the complaint, denying its material allegations and raising a number of affirmative defenses, and have asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent.

     In April 2003, we moved to dismiss MEEI's claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted our motion in May of 2003.

     In January 2005, the Court ordered in our favour in one of our counterclaims and declared that the inventorship of the '303 patent be corrected to add QLT as joint inventors. That ruling gives us` the right to exploit the patent in issue. MEEI has a right to appeal the Court's ruling.

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

14.   RECONCILIATION FROM U.S. GAAP TO CANADIAN GAAP

Canadian securities regulations allow issuers that are required to file reports with the United States Securities & Exchange Commission, or SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for interim periods in fiscal 2005 and 2006, we will include in the notes to our consolidated financial statements a reconciliation highlighting the material differences between our financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). Subsequent to 2006, no further interim reconciliation will be required under current Canadian securities regulations. Prior to 2005, we prepared interim financial statements (with accompanying notes) and Management's Discussion and Analysis - Canadian Supplement in accordance with Canadian GAAP, all of which were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with our Canadian continuous disclosure obligations.

Our consolidated financial statements have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of our net income as reported in U.S. GAAP and our net income computed in accordance with Canadian GAAP for the three months ended March 31, 2005 and 2004.

                                                                                       Three months ended
                                                                                            March 31,
                                                                                --------------------------------
(In thousands of U.S. dollars, except per share amounts)                            2005                2004
                                                                                ------------        ------------
Net income, U.S. GAAP                                                               $ 15,256            $ 24,022
Stock based compensation charge (a)                                                   (2,214)             (3,270)
Amortization of in-process research and development (b)                               (3,471)                  -
FIT recovery on amortization of in-process research and development (b)                1,319                   -
Implied interest on convertible debt (c)                                              (1,782)             (1,641)
Unrealized gain (loss) on convertible debt (c)                                           331                 215
Provision for income taxes on above items (d)                                            (59)                611
                                                                                ------------        ------------
Net income, Canadian GAAP                                                            $ 9,380              19,937

Basic net income per common share, Canadian GAAP
     Income before extraordinary gain                                                $  0.10             $  0.14
     Extraordinary gain                                                                    -                0.15
                                                                                ------------        ------------
     Net income                                                                      $  0.10             $  0.29

Diluted net income per common share
     Income before extraordinary gain                                                $  0.10             $  0.14
     Extraordinary gain                                                                    -                0.15
                                                                                ------------        ------------
     Net income                                                                      $  0.10                0.29

Weighted average number of common shares outstanding (in thousands)
     Basic                                                                            93,325              69,276
     Diluted                                                                          94,788              69,681



The following is a reconciliation of our balance sheet information as reported in U.S. GAAP and our balance sheet information computed in accordance with Canadian GAAP as of March 31, 2005 and December 31, 2004.

(In thousands of United States dollars)                                         March 31, 2005   December 31, 2004
                                                                                --------------   -----------------
Total assets under U.S. GAAP                                                     $ 1,137,282         $ 1,116,249
Short-term investments                                                                    27                  11
Future income tax assets (d)                                                             581                   -
Intangibles, net (b)                                                                 230,948             234,419
Goodwill (b)                                                                          89,680              89,680
Other long-term assets (e)                                                               144                 133
                                                                                ------------        ------------
Total assets under Canadian GAAP                                                 $ 1,458,662         $ 1,440,492
                                                                                ------------        ------------

Total liabilities under U.S. GAAP                                                $   259,630             259,470
Future income tax liabilities (b), (d)                                                87,760              88,433
Long-term debt (c)                                                                   (22,791)            (24,439)

                                                                                ------------        ------------
Total liabilities under Canadian GAAP                                            $   324,599             323,464
                                                                                ------------        ------------

Total shareholders' equity under U.S. GAAP                                       $   877,652         $   856,779
   Common shares (a), (f), (g)                                                        (2,452)             (2,518)
   Contributed surplus (a)                                                            54,062              51,917
   Equity component of convertible debt (c)                                           33,500              33,500
   Retained earnings (deficit) (h)                                                   166,320             172,194
   Cumulative translation adjustment (i)                                               4,980               5,156
                                                                                ------------        ------------
Total shareholder's equity under Canadian GAAP                                  $  1,134,062         $ 1,117,028
                                                                                ------------        ------------

(a) Effective January 1, 2004, we adopted the fair value method of accounting for all employee and non-employee stock-based compensation for Canadian GAAP purposes. We adopted this new Canadian GAAP accounting standard on a retroactive basis, without restatement of prior periods. Compensation expense is recorded for stock options issued to employees using the fair value method. We calculate the fair value of stock options issued and amortize the fair value to stock compensation expense over the vesting period, and adjust the amortization for stock option forfeitures and cancellations. Under U.S. GAAP, we have adopted the disclosure only provision of SFAS 123 for stock options granted to employees and directors.

(b) Under Canadian GAAP, acquired in-process research and development ("IPR&D") projects are recorded as an intangible asset and amortized over their useful life. On November 19, 2004, we acquired IPR&D of $236.0 million through the acquisition of Atrix Laboratories, Inc. Accordingly, this amount was capitalized for Canadian GAAP purposes and is being amortized using the straight-line method over its useful life of seventeen years. As a result of book-tax basis differences attributable to IPR&D, an additional deferred tax liability of $89.7 million has been recorded. During the quarter ended March 31, 2004, the future income tax liability was adjusted by $1.3 million for Canadian GAAP purposes to reflect the reduction in the temporary difference due to the amortization of the IPR&D. Under U.S. GAAP, IPR&D are expensed at time of acquisition.

(c) In 2003, we completed a private placement of $172.5 million aggregate principal amount of convertible senior notes. Under Canadian GAAP, an amount of $33.5 million, representing the estimated value of the right of conversion, was allocated to the shareholders' equity as the equity component of the convertible debt. Furthermore, with bifurcation, accretion expense is recorded as interest expense under Canadian GAAP. Under U.S. GAAP, bifurcation of debt is not required. In addition, foreign exchange gains/losses are calculated for the full face value of the debt under U.S. GAAP, and calculated only on the liability component under Canadian GAAP.

(d) The differences between Canadian GAAP and U.S. GAAP assets and liabilities resulted in different deferred tax assets and deferred tax liabilities under the respective GAAP's. Furthermore, investment tax credits are calculated using different formulas for Canadian and U.S. GAAP purposes due to different forecasted earnings under the respective GAAP's.

(e) We hold certain investments which under Canadian GAAP are recorded at historical costs adjusted for permanent impairment. Under U.S. GAAP they are recorded as available-for-sale securities. Such securities are required to be marked to market, with unrealized holding gains and losses recorded in other comprehensive income.

(f) Under Canadian GAAP, beneficial conversion features attached to certain historical preferred shares were not included in share capital. Under U.S. GAAP, in prior years, a beneficial conversion feature attached to certain preferred shares was accreted as a return to the preferred shareholders. This resulted in an increase in the stated amount of historical share capital.

(g) In 2000 and 2001, we accelerated the vesting of certain employee stock options as part of their severance. Under U.S. GAAP we recorded compensation expense and additional paid in capital in shareholders' equity equal to the intrinsic value of the options and under Canadian GAAP there was no charge recorded.

(h) Certain adjustments to retained earnings are required to account for the accumulated historical differences between Canadian GAAP and U.S. GAAP.

(i) The cumulative translation adjustment resulting from the translation of our Canadian functional currency financial statements into U.S. dollar for reporting purposes differs between Canadian GAAP and U.S. GAAP due to the difference in the value of our assets and liabilities under the respective GAAPs.

The following presents the conversion of the Company's unaudited consolidated comparative financial statements from Canadian GAAP to U.S. GAAP:

QLT INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


(In thousands of U.S. dollars)                                      MARCH 31, 2005    DECEMBER 31, 2004     DECEMBER 31, 2004
                                                                    --------------    -----------------    -------------------
                                                                      (US GAAP)          (US GAAP)            Comparative as
                                                                                                           previously reported
                                                                                                             (Canadian GAAP)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $   192,164         $   277,087            $   277,087
     Short-term investment securities                                    215,837             102,765                102,776
     Accounts receivable                                                  57,664              56,600                 56,600
     Inventories                                                          41,313              45,899                 45,899
     Current portion of deferred/future income tax assets                  2,291               4,753                  4,753
     Other                                                                14,661              13,521                 13,521
                                                                     -----------         -----------            -----------
                                                                         523,930             500,625                500,636

PROPERTY, PLANT AND EQUIPMENT                                             80,793              81,674                 81,674
DEFERRED/FUTURE INCOME TAX ASSETS                                          5,501               6,926                  6,926
INTANGIBLES, NET                                                         120,101             119,600                354,019
GOODWILL                                                                 402,518             402,518                492,198
OTHER LONG-TERM ASSETS                                                     4,439               4,906                  5,039
                                                                     -----------         -----------            -----------
                                                                     $ 1,137,282         $ 1,116,249            $ 1,440,492
                                                                     ===========         ===========            ===========

LIABILITIES
CURRENT LIABILITIES
     Accounts payable                                                $     8,336         $    12,993            $    12,993
     Accrued restructuring charge                                            424                   -                      -
     Accrued liabilities                                                  16,660              19,528                 19,528
     Current portion of deferred revenue                                   5,116               2,278                  2,278
                                                                     -----------         -----------            -----------
                                                                          30,536              34,799                 34,799

DEFERRED/FUTURE INCOME TAX LIABILITIES                                    53,022              52,171                140,604
DEFERRED REVENUE                                                           3,572                   -                      -
LONG-TERM DEBT                                                           172,500             172,500                148,061
                                                                     -----------         -----------            -----------
                                                                         259,630             259,470                323,464
                                                                     -----------         -----------            -----------
SHAREHOLDERS' EQUITY
SHARE CAPITAL
     Authorized
         500,000,000 common shares without par value
         5,000,000 first preference shares without par
           value, issuable in series
     Issued and outstanding
         Common shares                                                   875,839             848,498                845,980
              March 31, 2005 - 93,403,359 shares
              December 31, 2004 - 92,021,572 shares
ADDITIONAL PAID IN CAPITAL/CONTRIBUTED SURPLUS                            71,843              92,193                144,110
EQUITY COMPONENT OF CONVERTIBLE DEBT                                           -                   -                 33,500
ACCUMULATED DEFICIT                                                     (158,538)           (173,794)                (1,600)
ACCUMULATED OTHER COMPREHENSIVE INCOME/
     CUMULATIVE TRANSLATION ADJUSTMENTS                                   88,508              89,882                 95,038
                                                                     -----------         -----------            -----------
                                                                         877,652             856,779              1,117,028
                                                                     -----------         -----------            -----------
                                                                     $ 1,137,282         $ 1,116,249            $ 1,440,492
                                                                     ===========         ===========            ===========

QLT INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------------------------------------
(In thousands of U.S. dollars except per share information)              2005                2004                  2004
                                                                     -----------         -----------       -------------------
                                                                       (US GAAP)          (US GAAP)          Comparatives as
                                                                                                           previously reported
                                                                                                              (Canadian GAAP)
REVENUES
     Net product revenue                                             $    57,146         $    40,519            $    40,519
     Net royalties                                                         3,708                   -                      -
     Contract research and development                                     3,036                 792                    792
     Licensing and milestones                                                125                   -                      -
                                                                     -----------         -----------            -----------
                                                                          64,015              41,311                 41,311
                                                                     -----------         -----------            -----------

COSTS AND EXPENSES
     Cost of sales                                                        14,490               6,922                  6,922
     Research and development                                             16,436               9,410                 11,497
     Selling, general and administrative                                   5,389               4,781                  5,254
     Depreciation                                                          1,734                 809                    809
     Amortization of intangibles                                           1,871                   -                      -
     Restructuring                                                         2,515                   -                      -
                                                                     -----------         -----------            -----------
                                                                          42,435              21,922                 24,482
                                                                     -----------         -----------            -----------

OPERATING INCOME                                                          21,580              19,389                 16,829

INVESTMENT AND OTHER INCOME (EXPENSE)
     Net foreign exchange gains                                              584                 276                    491
     Interest income                                                       2,549               2,482                  2,482
     Interest expense                                                     (1,598)             (1,528)                (3,169)
                                                                     -----------         -----------            -----------
                                                                           1,535               1,230                   (196)
                                                                     -----------         -----------            -----------
INCOME BEFORE INCOME TAXES                                                23,115              20,619                 16,633
PROVISION FOR INCOME TAXES                                                (7,859)             (6,990)                (7,089)
                                                                     -----------         -----------            -----------
INCOME BEFORE EXTRAORDINARY GAIN                                     $    15,256         $    13,629            $     9,544
                                                                     -----------         -----------            -----------
EXTRAORDINARY GAIN                                                             -              10,393                 10,393
                                                                     -----------         -----------            -----------
NET INCOME                                                           $    15,256         $    24,022            $    19,937
                                                                     ===========         ===========            ===========

BASIC NET INCOME PER COMMON SHARE

      Income before extraordinary gain                               $      0.16         $      0.20            $      0.14
      Extraordinary gain                                                       -                0.15                   0.15
                                                                     -----------         -----------            -----------
Net income                                                           $      0.16         $      0.35            $      0.29
                                                                     -----------         -----------            -----------

DILUTED NET INCOME PER COMMON SHARE

     Income before extraordinary gain                                $      0.16         $      0.19            $      0.14
     Extraordinary gain                                                        -                0.15                   0.15
                                                                     -----------         -----------            -----------
Net income                                                           $      0.16         $      0.34            $      0.29
                                                                     -----------         -----------            -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     (THOUSANDS)

     Basic                                                                93,325              69,276                 69,276
     Diluted                                                              94,874              69,911                 69,681
                                                                     -----------         -----------            -----------

QLT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,

(In thousands of U.S. dollars except per share information)               2005             2004                    2004
-----------------------------------------------------------            ---------         ---------         -------------------
                                                                       (US GAAP)         (US GAAP)           Comparatives as
                                                                                                         previously reported
                                                                                                              (Canadian GAAP)
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                        $  15,256          $ 24,022                $ 19,937
     Adjustments to reconcile net income to net cash from
      operating activities
          Amortization of intangibles                                      1,871                 -                       -
          Depreciation                                                     1,734               809                     809
          Stock-based comparison                                               -                 -                   3,270
          Amortization of deferred financing expenses                        281               239                     239
          Implied interest on convertible debt                                 -                 -                   1,641
          Unrealized foreign exchange losses                               1,543             2,088                   1,872
          Extraordinary gain                                                   -           (10,393)                (10,393)
          Deferred/Future income taxes                                     5,306             6,990                   7,090
          Benefit of investment tax credits included in
              operating expenses                                               -                 -                    (710)
     Changes in non-cash operating assets and liabilities
          Accounts receivable                                             (7,191)           (3,870)                 (3,870)
          Inventories                                                      4,357            (1,646)                 (1,646)
          Other current assets                                              (991)            5,643                   5,643
          Accounts payable                                                   494              (911)                   (911)
          Accrued restructuring charge                                       418                 -                       -
          Other accrued liabilities                                       (3,839)           (8,893)                 (8,893)
          Deferred revenue                                                 6,398            (1,728)                 (1,728)
                                                                       ---------          --------                --------

                                                                          25,637            12,350                  12,350
                                                                       ---------          --------                --------
CASH USED IN INVESTING ACTIVITIES
     Short-term investment securities                                   (110,608)           (9,220)                 (9,220)
     Purchase of property, plant and equipment                            (2,075)           (3,169)                 (3,169)
     Purchase costs related to Atrix Laboratories, Inc.                   (1,210)                -                       -
     Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired           -            (2,316)                 (2,316)
                                                                       ---------          --------                --------
                                                                        (113,893)          (14,705)                (14,705)
                                                                       ---------          --------                --------
CASH PROVIDED BY FINANCING ACTIVITIES
     Long-term debt (net)                                                      -               (71)                    (71)
     Issuance of common shares                                             7,017            11,696                  11,696
                                                                       ---------          --------                --------
                                                                           7,017            11,625                  11,625
                                                                       ---------          --------                --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS              (3,684)           (2,180)                 (2,180)
                                                                       ---------          --------                --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (84,923)            7,090                   7,090
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           277,087           262,408                 262,408
                                                                       ---------          --------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 192,164          $269,498                $269,498
                                                                       =========          ========                ========
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid:                                                         $   2,744          $  3,019                $  3,019
Income taxes paid:                                                         2,568                 -                       -
                                                                       ---------          --------                --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States ("U.S.") and our audited consolidated financial statements and notes thereto included as part of our 2004 Annual Report on Form 10-K. All amounts following are expressed in U.S. dollars unless otherwise indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 which are based on our current expectations and projections. Words such as "anticipate", "project", "expect", "forecast", "outlook", "plan", "intend", "estimate", "should", "may", "assume", "continue", and variations of such words or similar expressions are intended to identify our forward-looking statements. Forward-looking statements include, but are not limited to, those in which we state:

     o projections as to whether we will have adequate resources to fund our future operating requirement;

     o    our expectation as to our tax position in 2005;

     o our expectations regarding the pending patent-related litigation against us;

and all other statements in which we project or predict future results or events.

We caution that actual outcomes and results may differ materially from those expressed in our forward-looking statements because such statements are predictions only and they are subject to a number of important risk factors and uncertainties. Risk factors and uncertainties which could cause actual results to differ from what is expressed or implied by our forward-looking statements are described in more detail in our most recent Annual Report on Form 10-K under the headings: "Business -- "Risk Factors", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Notes to the Consolidated Financial Statements". We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report, unless an earlier date is indicated, and, except as required by law and the rules and regulations of the SEC and Canadian regulatory authorities, we undertake no obligation to update or revise the statements.

OVERVIEW

We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology, dermatology, oncology and urology. Our company was formed in 1981 under the laws of the Province of British Columbia, Canada.

Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our most significant commercial product, Visudyne(R), utilizes PDT to treat the eye disease known as wet-form age related macular degeneration, or wet AMD, the leading cause of blindness in people over 55 in North America and Europe.

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

Our newly acquired portfolio of dermatology products consists of both proprietary and generic products that are commercialized, under regulatory review, or in various stages of development. Our lead proprietary dermatology product, Aczone(TM), is currently undergoing regulatory review; a new drug application, or NDA, was filed with the FDA for Aczone in the third quarter of 2004. Our generic dermatology business, which is part of a 50/50 joint venture with Sandoz, Inc., currently comprises six marketed products and five under regulatory review.

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

Reporting Currency and Foreign Currency Translation

We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company and the U.S. dollar is the functional currency for the U.S. subsidiary. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders' equity under accumulated other comprehensive income (loss). As of March 31, 2005, our accumulated other comprehensive income totalled $88.5 million.

Revenue Recognition

    Net Product Revenue

Our net product revenues are primarily derived from sales of Visudyne and Eligard.

With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics we are responsible for Visudyne manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by us (See Note 9 - Net Product Revenues). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs upon "sell through" of Visudyne to the end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis Ophthalmics' ability to market and distribute the Visudyne to end customers.

With respect to Eligard, under the terms of our collaborative agreements with our marketing partners, we are responsible for the manufacture of Eligard and receive from our marketing partners an agreed upon sales price upon shipment to them. (We also earn royalties from certain marketing partners based upon their sales of Eligard products to end customers, which royalties are included in net royalty revenue.) We recognize net revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our marketing partners, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our marketing partners. Our Eligard marketing partners are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our marketing partners.

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

     Contract Research and Development

Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts we recognize contract research and development revenue over the term of the agreement, which is consistent with the pattern of work performed. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue. (See Note 10 - Contract Research and Development.)

     Licensing and milestones

We have licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined territory for a defined period. A milestone payment is a payment made by a partner to us upon achievement of a pre-determined event, as defined in the applicable agreement. Non-refundable license fees and milestone payments are initially reported as deferred revenue and recognized as revenue over the remaining contractual term or as covered by patent protection, which ever is earlier, using the straight-line method or until the agreement is terminated. No milestone revenue is recognized until we have completed the required milestone-related services as set forth in licensing agreements.

Cost of Sales

Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to third parties. Cost of sales related to the production of various Eligard, generic dermatology, and dental products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management's best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and dental products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or in the case of Visudyne, by Novartis Ophthalmics to third parties. While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. For Visudyne, we record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision quarterly based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs between $0.6 million and $1.1 million, depending on the stage of production. We provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory.

Stock-based Compensation

As allowed by the provisions of SFAS 123, Accounting for Stock-based Compensation, or SFAS 123, we apply Accounting Principles Board, Opinion No. 25, or APB 25, and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Estimates of fair value are determined using the Black-Scholes option pricing model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. We have adopted the disclosure only provision for stock-based compensation for stock options granted to employees and directors, consistent with SFAS 123. If we had adopted a fair value based method for stock-based compensation under SFAS 123, the impact on our net income per common share would have been as described in Note 1 in "Notes to the Consolidated Financial Statements".

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123 Revised, Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We intend to adopt this statement on January 1, 2006 using a modified prospective application as defined in SFAS 123R. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

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

Legal Proceedings

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our potentially material legal proceedings are discussed in Note 13 to the consolidated financial statements. As of March 31, 2005, no reserve has been established related to these proceedings.

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

As of March 31, 2005, there were approximately $402.5 million of goodwill and approximately $120.1 million of net acquired intangibles on our consolidated balance sheet. We amortize acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates and can materially impact our operating results.

Impairment of Goodwill

In accordance with SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made at the time of acquisition of Atrix specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. When we perform impairment tests in future periods, the possibility exists that changes in forecasts and estimates from those used at the acquisition date could result in impairment charges.

Recently Issued Accounting Standards

In September 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue No. 04-08 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. Previously, the potential dilutive effect of the conversion feature was excluded from diluted earnings per share until the contingent feature was met. Issue No. 04-08 results in contingently convertible debt instruments being included in diluted earnings per share computations regardless of whether the contingent features are met. The provisions of Issue No. 04-08 apply to reporting periods ending after December 15, 2004. The adoption of Issue No. 04-08 has resulted in our diluted earnings per share calculation including the dilutive effect of contingently convertible debt when the effect is dilutive. Prior period diluted earnings per share amounts presented for comparative purposes have been restated to conform to this method.

In November 2004, FASB issued SFAS 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No.43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be treated as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities during periods of below normal production. Our consolidated financial statements comply with the requirements of SFAS No. 151.

In December 2004, FASB issued SFAS 123 Revised, Share-Based Payment, or SFAS 123R. This statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. In April 2005, the United States Securities and Exchange Commission amended the date for compliance with SFAS 123R to be the first interim period of the first fiscal year beginning on or after June 15, 2005. We intend to adopt this statement on January 1, 2006 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2005, we recorded net income of $15.3 million, or $0.16 basic and diluted net income per common share. These results compare with net income of $24.0 million, or $0.34 diluted net income per common share, for the three months ended March 31, 2004. During the three months March 31, 2004, we recorded a $10.4 million extraordinary gain resulting from the Kinetek acquisition. Excluding the extraordinary gain, net income increased from $13.6 million to $15.3 million primarily as a result of strong Visudyne sales performance.


Revenues

     Net Product Revenue

     Net product revenue was determined as follows:

     (In thousands of U.S. dollars)                                      Three months ended     Three months ended
                                                                             March 31, 2005         March 31 ,2004
                                                                         ------------------     ------------------
     (unaudited)

     Visudyne(R) sales by Novartis Ophthalmics                                    $123,744               $101,056
     Less:    Marketing and distribution costs                                     (32,583)               (29,279)
     Less:    Inventory costs                                                       (6,312)                (5,261)
     Less:    Royalties                                                             (2,754)                (2,262)
                                                                                  --------               --------
                                                                                  $ 82,095               $ 64,254
                                                                                  ========               ========
     QLT share of remaining revenue on final sales by Novartis
     Ophthalmics (50%)                                                            $ 41,048               $ 32,127
     Add: Inventory costs reimbursed to QLT                                          5,072                  4,555
     Add: Royalties reimbursed to QLT                                                2,699                  2,240
     Add: Other costs reimbursed to QLT                                              1,132                  1,597
                                                                                  --------               --------
     Revenue from Visudyne(R) as reported by QLT                                   $49,951                $40,519

     Net product revenue from Eligard(R) and other products                          7,195                      -
                                                                                  --------               --------
                                                                                   $57,146                $40,519
                                                                                   =======                =======



For the three months ended March 31, 2005, revenue from Visudyne sales of $50.0 million increased by $9.4 million (or 23%) over the three months ended March 31, 2004. The increase was primarily due to a 22% increase in Visudyne sales which resulted from: (i) continued market growth in Europe, (ii) receipt in the second quarter of 2004 of reimbursement for certain occult and minimally classic lesions in the U.S., (iii) the launch in the second quarter of 2004 of Visudyne in Japan, and (iv) favorable foreign exchange rates. In the three months ended March 31, 2005, approximately 41% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 45% in the three months ended March 31, 2004. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 33.2% in the three months ended March 31, 2005, up from 31.8% in the three months ended March 31, 2004. Marketing and distribution costs rose to $32.6 million for the three months ended March 31, 2005, compared to $29.3 million in the three months ended March 31, 2004, due primarily to increases in advertising and promotion and sales force expenses.

As a result of our acquisition of Atrix in November 2004, our net product revenue for the three months ended March 31, 2005 included $7.2 million from Eligard and other products as compared to nil for the same period in 2004.

     Net Royalties

As a result of our acquisition of Atrix, we have $3.7 million of net royalties related to Eligard and other products for the three months ended March 31, 2005, as compared to nil for the same period in 2004.

     Contract Research and Development Revenue

We receive non-refundable research and development funding from Fujisawa Healthcare, Inc., Sanofi-Aventis Group, Novartis Ophthalmics and other strategic partners, which is recorded as contract research and development revenue. For the three months ended March 31, 2005, contract research and development revenue totaled $3.0 million, an increase of 283% as compared to the same period in 2004. The increase was primarily due to contract research and development programs added as a result of the Atrix acquisition.


Costs and Expenses

     Cost Of Sales

For the three months ended March 31, 2005, cost of sales increased 109% to $14.5 million compared to $6.9 million for the three months ended March 31, 2004. Cost of sales related to revenue from Visudyne increased to $8.6 million in the three months ended March 31, 2005, from $6.9 million in the same period in 2004, due to the increase in Visudyne sales in the year. Cost of sales in the three months ended March 31, 2005 also included $5.9 million related to revenue from Eligard and other products acquired in our acquisition of Atrix.

     Research And Development

Research and development, or R&D, expenditures increased 75% to $16.4 million for the three months ended March 31, 2005, compared to $9.4 million for the three months ended March 31, 2004. The increase was due to R&D expenses for Eligard, Aczone, Octreotide and other projects related to the Atrix acquisition.

     Selling, General And Administrative Expenses

For the three months ended March 31, 2005, selling, general and administrative, or SG&A, expenses increased 13% to $5.4 million compared to $ 4.8 million for the three months ended March 31, 2004. The increase was related to additional SG&A expenses from the acquisition of Atrix. The increase was partially offset by a higher allocation of overhead expenses to R&D associated with the various research and development programs. SG&A expenses include certain overhead expenses associated with the manufacture of products.

     Depreciation Expense

Depreciation expense relates to the depreciation of property, plant, and equipment. For the three months ended March 31, 2005, depreciation expense of $1.7 million increased 114% compared to $0.8 million for the year ended March 31, 2004. The increase in depreciation is a result of the addition of property, plant, and equipment from the Atrix acquisition.

     Amortization Of Intangibles

Amortization of intangibles of $1.9 million is related to the developed technology and trademark intangibles acquired in our acquisition of Atrix on November 19, 2004. The estimated fair value of the trademark relates to the Eligard trademark and the estimated fair value of developed technology relates to existing FDA-approved products (certain Eligard, dermatology and dental products). Developed technology and trademark intangibles are being amortized over their expected useful lives of 16 to 17 years, respectively.

     Restructuring

In the three months ended March 31, 2005, we restructured our operations following the acquisition of Atrix. We reduced our overall headcount by over 50 people. We provided affected employees with severance and support to assist with outplacement. As a result, we recorded a $2.5 million restructuring charge in the three months ended March 31, 2005 related to severance and termination costs. We estimate that the restructuring will result in annual savings of $4.1 million. We expect restructuring activities to be completed by the end of the year.


Investment And Other Income

     Net Foreign Exchange Gains (Losses)

Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the three months ended March 31, 2005, we recorded net foreign exchange gains of $0.6 million versus net foreign exchange gains of $0.3 million in the same period in 2004. The gains in the three months ended March 31, 2005 were from gains on cash and foreign exchange contracts offset by losses on U.S. dollar long-term debt and foreign currency receivables and payables. (See "Liquidity and Capital Resources - Interest and Foreign Exchange Rates".)

  Details of our net foreign exchange gains (losses) were as follows:

                                                                           For the three months ended
                                                                                     March 31,
                                                                          -----------------------------
(In thousands of U.S. dollars)                                             2005                   2004
                                                                          ------                 ------
Cash and cash equivalents and short-term investments                      $1,253                 $1,845
U.S. dollar long-term debt                                                (1,239)                (1,637)
Foreign exchange contracts                                                 1,207                    542
Foreign currency receivables and payables                                   (637)                  (474)
                                                                          ------                 ------
Net foreign exchange gains                                                 $ 584                 $  276
                                                                          ======                 ======


     Interest Income

For the three months ended March 31, 2005, interest income of $2.5 million was flat compared to $2.5 million for the same period in 2004. The increase in yields on short-term investments and increase in cash generated from operations offset the reduction in cash due to cash payments related to the acquisition of Atrix in November 2004. Our treasury policy is focused on minimizing risk of loss of principal.

     Interest Expense

Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to this placement. For the three months ended March 31, 2005 interest expense increased to $1.6 million from $1.5 million in the same period in 2004 due to the foreign exchange effect on the amortization of deferred financing expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.

The primary drivers of our operating cash flows during the three months ended March 31, 2005 were cash receipts from product sales, royalties and milestone payments, and cash payments related to the following: R&D activities, SG&A expenses, raw materials purchases, contract manufacturing fees for the manufacture of Visudyne, manufacturing costs related to the production of Eligard, interest expense related to our convertible notes and income tax installments.

For the three months ended March 31, 2005, we generated $25.6 million of cash from operations as opposed to $12.4 million for the same period in 2004. Higher cash receipts from Visudyne sales ($45.5 million as opposed to $36.5 million in the same period in 2004), Atrix related product sales, royalties, contract research and development and licensing and milestone payments ($17.1 million as opposed to nil in the same period in 2004), and lower foreign exchange contract losses of $3.0 million as compared to the same period in 2004 were offset by the payment of income tax installments of $2.6 million, and increased operating and inventory related expenditures of $14.5 million. We began paying cash income tax installments in the third quarter of 2004 when we start incurring liability for cash taxes. Previously, our deferred tax assets (tax losses and other deductions from prior periods) were sufficient to eliminate cash taxes. We expect to be cash taxable in Canada (having utilized the majority of our tax losses and other tax assets) in 2005 as well.

During the three months ended March 31, 2005, the Atrix acquisition, capital expenditures, and an increase in short term investments accounted for the most significant cash outlays for investing activities. In the three months ended March 31, 2005, we used $1.2 million for purchase costs related to Atrix. We also used $2.1 million for the purchase of property, plant and equipment, primarily related to our pilot manufacturing facility in Vancouver.

Our cash flows from financing activities consisted primarily of cash receipts of $7.0 million from stock option and warrant exercises.

Interest And Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2005, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 40 days. If market interest rates were to increase immediately and uniformly by 10% of levels at March 31, 2005, the fair value of the portfolio would decline by an immaterial amount.

At March 31, 2005, we had $408.0 million in cash, cash equivalents and short-term investments (approximately $296.2 million denominated in U.S. dollars) and $172.5 million of U.S. dollar-denominated debt. Of the $296.2 million U.S. dollar-denominated balance, $175.9 million was held by our Canadian parent company, approximately offsetting our U.S. dollar-denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash, cash equivalents and short-term investments would be mostly offset by the decline in the fair value of our $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of the U.S. subsidiary is the U.S. dollar, the U.S. dollar-denominated cash, cash equivalents and short-term investments holdings of our U.S. subsidiary do not result in foreign currency gains and losses in operations.

We had previously classified auction rate securities as cash and cash equivalents because of the short duration of their reset periods. These securities have been reclassified as short-term investment securities to conform with the current period's presentation. As a result of this reclassification, our December 31, 2004 cash and cash equivalents decreased by $89.0 million to $277.1 million and correspondingly, our short-term investment securities increased by $89.0 million to $102.8 million. This reclassification has no impact on previously reported results of operations or financial covenants and does not affect the reported cash flows from operating or financing activities for the three months ended March 31, 2004.

We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future net income and cash flows. The net unrealized gain in respect of such foreign currency contracts, as at March 31, 2005, was approximately $1.3 million and was included in our results of operations.

We purchase goods and services primarily in Canadian and U.S. dollars and earn a significant portion of our revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.

Contractual Obligations

Our material contractual obligations as of March 31, 2005 comprised our long term debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our 2004 Annual Report on Form 10-K. There has been no material change in our contractual obligations since December 31, 2004.

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


SUBSEQUENT EVENT

On April 28, 2005, we announced a share buy-back program pursuant to which we may purchase up to $50 million of our common shares over a two-year period. The share purchases will be made as a normal course issuer bid. All purchases would be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, in accordance with regulatory requirements. During the one-year period commencing May 4, 2005, we may purchase for cancellation up to 4,690,752 common shares, being 5% of the number of common shares outstanding. The actual number of common shares which may be purchased and the timing of any such purchases will be determined by management.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 4. CONTROLS AND PROCEDURES

We acquired Atrix Laboratories, Inc. (now QLT USA, Inc.) in November 2004, and subsequently excluded this entity from our evaluation and conclusions about our internal control over financial reporting as of December 31, 2004. Our efforts to assess and evaluate internal control over financial reporting at QLT USA are ongoing. Subject to that qualification, we report the following:

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Certain of our legal proceedings are discussed below and in Note 13 to the unaudited consolidated financial statements, "Contingencies". While we believe these proceedings are without merit and intends to vigorously defend against these claims, it is impossible to predict accurately or determine the eventual outcome of these proceedings.

TAP LITIGATION

In 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against us, in a U.S. federal court in the Northern District of Illinois Eastern Division, alleging that the Eligard(R) delivery system infringes a patent (U.S. Patent No.4,728,721) licensed to TAP Pharmaceuticals by the two other plaintiffs. The patent expires on May 1, 2006. In March 2004, the court granted our motion to stay the patent infringement suit, pending the outcome of re-examination of the patent-in-suit by the U.S. Patent and Trademark Office. The plaintiffs filed a motion seeking reconsideration of the stay order, but the motion was denied. TAP Pharmaceuticals requested that it be allowed to file a motion for preliminary injunction, and the court denied that request. The court lifted the stay on November 16, 2004 following the conclusion of the re-examination proceedings. The judge has not yet set a trial date. If this lawsuit is not resolved in our favor, we may be enjoined from selling some or all of our Eligard(R) products until the patent expires in 2006, and/or may be required to pay financial damages, which could be substantial.

On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG and Yamanouchi Pharma GmbH in the Regional Court Hamburg, the Federal Republic of Germany. The request alleged that MediGene AG and Yamanouchi Pharma GmbH infringe a German patent, EP 0 202 065, and sought an injunction preventing defendants from producing, offering putting on the market or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer claimed in EP 0 202 065. On July 26, 2004, the Court denied the plaintiff's request for a Provisional Injunction.

On June 28, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda GmbH (collectively referred to as the "Plaintiffs") filed a complaint in the Regional Court Dusseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging infringement of the same patent. Previously, on June 1, 2004, MediGene AG filed an action in the Federal Patent Court in Munich, Germany seeking the nullification of the patent that is the subject of the June 28, 2004 complaint. On April 20, 2005 the Federal Patent Court ruled that all of the claims asserted by the Plaintiffs in the infringement suit are null and void in Germany on the grounds of lack of novelty. The Plaintiffs have a right of appeal from this decision. The Regional Court Dusseldorf has stayed the infringement action in view of the Federal Patent Court's decision.

PATENT LITIGATION WITH MEEI

The First MEEI Lawsuit

In April 2000, Massachusetts Eye and Ear Infirmary ("MEEI") filed a civil suit against us in the United States District Court (the "Court") for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD.

In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI's complaint in Civil Action No. 00-10783-JLT. The Court granted all of our summary motions, dismissing all of MEEI's claims. With respect to our counterclaim requesting correction of inventorship of the '349 patent to add an additional MGH inventor, the Court stayed the claim pending the outcome of the lawsuit described below.

MEEI appealed the decision of the Court to the U.S. District Court of Appeals. On February 18, 2005 the Court of Appeals issued its ruling, upholding the dismissal of five of MEEI's eight claims, and remanding three claims to trial on the basis that they should not have been determined on summary judgment. On March 4, 2005, we petitioned the Court of Appeals for a panel rehearing and a rehearing en banc by the full court. On April 7, 2005, the Court issued an order allowing our petition for panel rehearing in part and denying it in part. Our petition for rehearing en banc was denied without prejudice to refiling after the panel's decision on the rehearing.

The Second MEEI Lawsuit

In May 2001 the United States Patent Office issued United States Patent No. 6,225,303 (the "'303 Patent") to MEEI. The '303 Patent is derived from the same patent family as the Patent in issue in the first suit the 349 patent and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.

The same day the '303 patent was issued, MEEI commenced a second civil suit against us and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the '303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. We have answered the complaint, denying its material allegations and raising a number of affirmative defenses, and has asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent.

In April 2003, we moved to dismiss MEEI's claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted our motion in May of 2003.

In January 2005, the Court ordered in our favour in one of our counterclaims and declared that the inventorship of the '303 patent be corrected to add QLT as joint inventors. That ruling gives us the right to exploit the patent in issue. MEEI has a right to appeal the Court's ruling.

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




ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 13, 2005, we issued 1,000,000 shares of Common Stock in connection with the exercise of a warrant held by Elan International Services, Ltd., which we assumed upon our acquisition of Atrix Laboratories. The aggregate consideration for the shares was $3,390,000. These shares were issued as private placement without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the related registration rights agreement, we are required to prepare and file a registration statement in respect of such shares following the request by the holders.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

                 Exhibit
                 Number    Description
                 ------    -----------
                  4.2      Amended and Restated Registration Rights Agreement;

                 10.32*    Deferred Share Unit Plan for Non-employee Directors;

                 10.33*    Summary of Directors Fees;

                 31.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive
                           Officer;

                 31.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief
                           Financial Officer;

                 32.1      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive
                           Officer;

                 32.2      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief
                           Financial Officer;

                           * Incorporated by reference from the Company's Form
                             8-K filed on March 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     QLT INC.
                                                   (Registrant)



Date: May 9, 2005               By:  /s/ Paul J. Hastings
      --------------------           -------------------------------------------
                                     Paul J. Hastings
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: May 9, 2005               By:  /s/ Cameron Nelson
      --------------------           -------------------------------------------
                                     Cameron Nelson
                                     Vice President Finance and Chief
                                     Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)

EXHIBIT INDEX



Exhibit
Number       Description
-------      -----------
4.2          Amended and Restated Registration Rights Agreement;

10.32*       Deferred Share Unit Plan for Non-employee Directors;

10.33*       Summary of Directors Fees;

31.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer;

31.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial
             Officer;

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer;

32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial
             Officer;

* Incorporated by reference from the Company's Form 8-K filed on March 15,
2005.