Form 10-Q
period 2005-06-30
QLT INC/BC
filed 2005-08-09
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17082
QLT INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

887 Great Northern Way, Vancouver, B.C., Canada	V5T 4T5

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (604) 707-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
As of August 5, 2005, the registrant had 92,630,862 outstanding Common Shares and 11,070,920 outstanding Stock Options.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	June 30, 2005	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$106,363	$277,087
Short—term investment securities	308,581	102,765
Accounts receivable	57,771	56,600
Inventories (Note 3)	42,843	45,899
Current portion of deferred income tax assets	4,366	4,753
Other (Note 4)	19,462	13,521

	539,386	500,625

Property, plant and equipment	79,255	81,674
Deferred income tax assets	5,458	6,926
Intangibles, net (Note 5)	120,083	119,600
Goodwill	402,518	402,518
Other long-term assets	3,971	4,906

	$1,150,671	$1,116,249

LIABILITIES
Current liabilities
Accounts payable	$11,223	$12,993
Income taxes payable	11,953	—
Accrued restructuring charge (Note 7)	816	—
Accrued liabilities (Note 6)	14,628	19,528
Current portion of deferred revenue	5,315	2,278

	43,935	34,799

Deferred income tax liabilities	50,874	52,171
Deferred revenue	3,393	—
Long-term debt	172,500	172,500

	270,702	259,470

CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	873,236	848,498
June 30 , 2005 — 92,580,362 shares
December 31, 2004 — 92,021,572 shares
Additional paid in capital	65,396	92,193
Accumulated deficit	(144,154)	(173,794)
Accumulated other comprehensive income	85,491	89,882

	879,969	856,779

	$1,150,671	$1,116,249

QLT Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars except per share information)	2005	2004	2005	2004

Revenues
Net product revenue (Note 9)	$52,382	$43,136	$109,528	$83,655
Net royalties	5,648	—	9,356	—
Contract research and development (Note 10)	5,180	1,263	8,216	2,055
Licensing and milestones	188	—	313	—

	63,398	44,399	127,413	85,710

Costs and expenses
Cost of sales	11,480	7,450	25,970	14,372
Research and development	20,085	11,257	36,521	20,667
Selling, general and administrative	4,344	3,607	9,733	8,388
Depreciation	1,994	916	3,728	1,725
Amortization of intangibles	1,911	—	3,782	—
Restructuring	873	—	3,388	—

	40,687	23,230	83,122	45,152

Operating income	22,711	21,169	44,291	40,558

Investment and other income (expense)
Net foreign exchange gains	2,603	338	3,187	614
Interest income	2,999	2,268	5,548	4,750
Interest expense	(1,562)	(1,548)	(3,160)	(3,076)

	4,040	1,058	5,575	2,288

Income before income taxes	26,751	22,227	49,866	42,846

Provision for income taxes	(9,925)	(7,543)	(17,784)	(14,533)

Income before extraordinary gain	16,826	14,684	32,082	28,313

Extraordinary gain (Note 2)	—	—	—	10,393

Net income	$16,826	$14,684	$32,082	$38,706

Basic net income per common share
Income before extraordinary gain	$0.18	$0.21	$0.34	$0.41
Extraordinary gain	—	—	—	0.15

Net income	$0.18	$0.21	$0.34	$0.56

Diluted net income per common share
Income before extraordinary gain	$0.17	$0.20	$0.34	$0.40
Extraordinary gain	—	—	—	0.13

Net income	$0.17	$0.20	$0.34	$0.53

Weighted average number of common shares outstanding (thousands)
Basic	92,975	69,574	93,150	69,425
Diluted	103,243	80,045	103,741	79,794

QLT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars except per share information)	2005	2004	2005	2004

Cash flows from operating activities

Net income	$16,826	$14,684	$32,082	$38,706
Adjustments to reconcile net income to net cash from operating activities
Amortization of intangibles	1,911	—	3,782	—
Depreciation	1,994	916	3,728	1,725
Amortization of deferred financing expenses	277	264	558	503
Unrealized foreign exchange losses	2,095	5,863	3,638	7,951
Extraordinary gain	—	—	—	(10,393)
Deferred income taxes	(4,807)	5,835	499	12,825
Changes in non-cash operating assets and liabilities
Accounts receivable	5,159	(4,211)	(2,032)	(8,081)
Inventories	(1,909)	4,210	2,448	2,564
Other current assets	(4,679)	(2,904)	(5,670)	2,739
Accounts payable	(3,141)	(2,405)	(2,647)	(3,316)
Income taxes payable	11,771	1,708	11,771	1,708
Accrued restructuring charge	391	—	809	—
Other accrued liabilities	(4,135)	5,021	(7,974)	(3,872)
Deferred revenue	66	(188)	6,464	(1,916)

	21,819	28,793	47,456	41,143

Cash used in investing activities
Short — term investment securities	(93,166)	(85,537)	(203,774)	(94,757)
Purchase of property, plant and equipment	(1,098)	(3,736)	(3,173)	(6,905)
Purchase costs related to Atrix Laboratories, Inc.	326	(718)	(884)	(718)
Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired	—	—	—	(2,316)

	(93,938)	(89,991)	(207,831)	(104,696)

Cash (used in) provided by financing activities
Common shares repurchased	(15,537)	—	(15,537)	—
Long — term debt (net)	—	(34)	—	(105)
Issuance of common shares	4,024	2,076	11,041	13,772

	(11,513)	2,042	(4,496)	13,667

Effect of exchange rate changes on cash and cash equivalents	(2,169)	(5,402)	(5,853)	(7,582)

Net decrease in cash and cash equivalents	(85,801)	(64,558)	(170,724)	(57,468)
Cash and cash equivalents, beginning of period	192,164	269,498	277,087	262,408

Cash and cash equivalents, end of period	$106,363	$204,940	$106,363	$204,940

Supplementary cash flow information:
Interest paid:	$127	$137	$2,871	$3,156
Income taxes paid:	1,471	—	4,038	—

QLT Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
	Common Shares		Additional	Other			Total
			Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Income (loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at December 31, 2003	68,892,027	$395,627	$—	$45,828	$(8,084)	—	$433,371
Shares issued for the acquisition of Atrix Laboratories, Inc.	22,283,826	436,094	—	—	—	—	436,094

Assumption of stock options and warrant on the acquisition of Atrix Laboratories, Inc.	—	—	93,896	—	—	—	93,896

Exercise of stock options at prices ranging from CAD $12.10 to CAD $34.75 per share and U.S.$5.29 to U.S.$14.23 per share	845,719	16,777	(1,703)	—	—	—	15,074

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	44,168	—	$44,168	44,168

Unrealized (loss) on available for sale securities	—	—	—	(114)	—	(114)	(114)

Net loss	—	—	—	—	(165,709)	(165,709)	(165,709)

Comprehensive loss	—	—	—	—	—	$(121,655)	—

Balance at December 31, 2004	92,021,572	$848,498	$92,193	$89,882 (1)	$(173,794)	—	$856,779
Exercise of stock options at prices ranging from CAD $17.33 to CAD $20.10 per share and U.S. $12.19 to U.S. $17.02 per share	381,787	7,747	(4,146)	—	—	—	3,601

Exercise of warrant at $3.39 U.S. per share	1,000,000	19,594	(16,204)	—	—	—	3,390

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(1,348)	—	$(1,348)	(1,348)

Unrealized (loss) on available for sale securities	—	—	—	(26)	—	(26)	(26)

Net income	—	—	—	—	15,256	15,256	15,256

Comprehensive income	—	—	—	—	—	$13,882	—

Balance at March 31, 2005	93,403,359	$875,839	$71,843	$88,508 (1)	$(158,538)	—	$877,652
Exercise of stock options at prices ranging from CAD $12.10 to CAD $13.35 per share and U.S. $2.63 to U.S. $11.82 per share	532,603	10,491	(6,447)	—	—	—	4,044

Common share repurchase	(1,355,600)	(13,095)	—	—	(2,442)	—	(15,537)

				Accumulated
	Common Shares		Additional	Other			Total
			Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Income (loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(2,933)	—	$(2,933)	(2,933)

Unrealized (loss) on available for sale securities	—	—	—	(84)	—	(84)	(84)

Net income	—	—	—	—	16,826	16,826	16,826

Comprehensive income	—	—	—	—	—	$13,809	—

Balance at June 30, 2005	92,580,362	$873,235	$65,396	$85,491 (1)	$(144,154)	—	$879,968

(1)	At December 31, 2004, March 31 and June 30, 2005, our accumulated other comprehensive income is related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized loss on available for sale securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology, dermatology, oncology and urology.
Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included as part of the Company’s 2004 Annual Report on Form 10-K. All amounts are expressed in United States dollars unless otherwise noted.
In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005, and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.
Principles of Consolidation
These consolidated financial statements include the accounts of QLT Inc. and its subsidiaries, all of which are wholly owned. The principal subsidiary included in our consolidated financial statements is QLT USA, Inc., incorporated in the state of Delaware in the United States of America. All significant intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, accruals for contract manufacturing and research and development agreements, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in purchase business combinations, stock based compensation, and provisions for taxes and contingencies. Actual results may differ from estimates made by management.
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company and the U.S. dollar is the functional currency for our U.S. subsidiary. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
Cash, Cash Equivalents and Short-term Investment Securities
Cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. Short-term investment securities consist of the following: (a) investment-grade interest bearing instruments with maturities between three months and one year at the date of purchase; and (b) auction rate securities, with auction reset periods less than 12 months, classified as available-for-sale securities. We report available-for-sale investments at fair value as of each balance sheet date and include any unrealized holding gains and losses in shareholders’ equity. Due to the short-term maturity of these financial instruments, all short-term investments are carried at cost plus accrued interest which approximates their fair value.

We had previously classified auction rate securities as cash and cash equivalents because of the short duration of their reset periods. These securities have been reclassified as short-term investment securities to conform with the current period’s presentation. As a result of this reclassification, our December 31, 2004 cash and cash equivalents decreased by $89.0 million to $277.1 million and correspondingly, our short-term investment securities increased by $89.0 million to $102.8 million. This reclassification has no impact on previously reported results of operations or financial covenants and does not affect the reported cash flows from operating or financing activities for the three and six months ended June 30, 2004.
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
As of June 30, 2005, there was approximately $402.5 million of goodwill and approximately $120.1 million of net acquired intangibles on our consolidated balance sheet. We amortize acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates, and can materially impact our operating results.
Goodwill Impairment
In accordance with Statement of Financial Accounting Standard, or SFAS No. 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made at the time of acquisition of Atrix Laboratories Inc. (Note 2 — “Business Combinations”) specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. Impairment tests in future periods may result in changes in forecasts and estimates from those used at the acquisition date, resulting in impairment charges.
Revenue Recognition
     Net Product Revenue
Our net product revenues are primarily derived from sales of Visudyne and Eligard.
With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, we are responsible for Visudyne manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue from the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by us (See Note 9 — “Net Product Revenue”). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of sales of Visudyne, this occurs upon “sell through” of Visudyne to the end customers.
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
We do not offer rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we do not provide an allowance for rebates, discounts, and returns.
     Net Royalties
We recognize net royalties when product is shipped by certain marketing partners to end customers based on royalty rates and formulas specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our marketing partners.
     Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts, we recognize contract research and development revenue over the term of the agreement, which is consistent with the pattern of work performed. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue. (See Note 10 — “Contract Research and Development”).
     Licensing and Milestones
We have licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee to be paid to us and allow our partners to sell our proprietary products in a defined territory for a defined period. Non-refundable license fees are initially reported as deferred revenue and recognized as licensing revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated. A milestone payment is a payment made by a partner to us upon the achievement of a pre-determined event, as defined in the applicable agreement. Milestone payments are initially reported as deferred revenue and subsequently recognized using the straight-line method over the remaining contractual term or the remaining period covered by patent protection, whichever is earlier. No milestone revenue is recognized until we have completed the required milestone-related services or event as set forth in the applicable licensing agreement.
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells Visudyne to end customers. Cost of sales related to the production of various Eligard, generic dermatology, and dental products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and dental products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or, in the case of Visudyne, by Novartis Ophthalmics to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion and provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory.
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
The following pro forma financial information presents the net income per common share had we recognized stock-based compensation using a fair value based accounting method:
(In thousands of U.S. dollars, except per share information)

(Unaudited)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Net income
As reported	$16,826	$14,684	$32,082	$38,706
Add: Employee stock option expense	—	—	—	—

Less: Additional stock-based compensation expense under the fair value method	(1,841)	(2,969)	(4,055)	(6,239)

Pro forma	$14,985	$11,715	$28,027	$32,467

Basic net income per common share
As reported	$0.18	$0.21	$0.34	$0.56
Pro forma	$0.16	$0.17	$0.30	$0.47

Diluted net income per share
As reported	$0.17	$0.20	$0.34	$0.53
Pro forma	$0.16	$0.16	$0.29	$0.45

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
There were no stock options granted in the three months ended June 30, 2005. The weighted average fair value of stock options granted for the six months ended June 30, 2005 was CAD $4.78 and U.S. $4.00 whereas the fair value of stock options granted in the three and six months ended June 30, 2004 were valued at CAD $7.94 and CAD $9.09. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted value average assumptions (no dividends are assumed):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Annualized volatility	n/a	52.6%	46.7%	56.3%
Risk-free interest rate	n/a	3.4%	3.4%	2.9%
Expected life (years)	n/a	2.5	2.5	2.5

In March 2005, our Board of Directors approved a Directors’ Deferred Share Unit Plan (the “DDSU Plan”) for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of the equity-based compensation in the form of deferred share units (“DSU’s”), each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the date of grant. A DSU is convertible into cash only (no shares are issued), and is automatically converted after the non-employee director ceases to be a member of the Board. The DSU’s will vest monthly over 36 months from the date of grant. The value of a DSU, when converted to cash, will be equivalent to the market value of a QLT common share at the time the conversion takes place. The obligations are accrued on a graded vesting basis and represent the market value of QLT’s common shares. The obligations are revalued each reporting period based on the changes in the graded vested amount of options outstanding and changes in the market value of QLT’s common shares, and recorded as compensation expense.
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
Net Income Per Common Share
Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method and “if converted” method, as applicable, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options, warrants and convertible debt. In addition, the related interest and amortization of deferred financing fees on convertible debt, when dilutive, (net of tax) are added back to income, since these would not be paid or incurred if the convertible senior notes were converted into common shares.
The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except share and per share data)

(Unaudited)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Numerator:
Income before extraordinary gain	$16,826	$14,684	$32,082	$28,313
Extraordinary gain	—	—	—	10,393

Net income	$16,826	$14,684	$32,082	$38,706
Effect of dilutive securities:
Convertible senior notes — interest expense	1,141	1,130	2,980	3,191

Adjusted income	$17,967	$15,814	$35,062	$41,897

Denominator:(thousands)
Weighted average common shares outstanding	92,975	69,574	93,150	69,425
Effect of dilutive securities:
Stock options	575	778	898	676
Convertible senior notes	9,693	9,693	9,693	9,693

Diluted potential common shares	10,268	10,471	10,591	10,369

Diluted weighted average common shares outstanding	103,243	80,045	103,741	79,794

Basic net income per common share
Income before extraordinary gain	$0.18	$0.21	$0.34	$0.41
Extraordinary gain	—	—	—	0.15

Net income	$0.18	$0.21	$0.34	$0.56

Diluted net income per common share
Income before extraordinary gain	$0.17	$0.20	$0.34	$0.40
Extraordinary gain	—	—	—	0.13

Net income	$0.17	$0.20	$0.34	$0.53

Excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2005 were 8,744,535 and 7,971,797 shares related to stock options because their effect was anti-dilutive. For the three and six months ended June 30, 2004, excluded from the calculation of diluted net income per common share were 3,966,023 and 4,674,039 shares, respectively, related to stock options because their effect was anti-dilutive.
Recently Issued Accounting Standards
In September 2004, the EITF reached a consensus on Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue No. 04-08 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. Previously, the potential dilutive effect of the conversion feature was excluded from diluted earnings per share until the contingent feature was met. Issue No. 04-08 results in contingently convertible debt instruments being included in diluted earnings per share computations regardless of whether the contingent features are met. The provisions of Issue No. 04-08 apply to reporting periods ending after December 15, 2004. The adoption of Issue No. 04-08 means that our diluted earnings per share calculation includes the dilutive effect of contingently convertible debt when the effect is dilutive. Prior period diluted earnings per share amounts presented for comparative purposes have not been restated to conform to this consensus, because the effect of approximately 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes was anti-dilutive.
In November 2004, the FASB issued SFAS 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No.43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be treated as current period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities during periods of below normal production. Our consolidated financial statements comply with the requirements of SFAS No. 151.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material impact on our results of operations.
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
The aggregate consideration for the acquisition of Atrix was $870.5 million, which included $325.6 million in cash, acquisition related expenditures of $15.0 million, and the issuance of 22.3 million common shares of QLT Inc. In connection with the acquisition, we also assumed all of the outstanding options and warrants to purchase Atrix common shares and exchanged them for options and warrants, respectively, to purchase our common shares. The total consideration paid for Atrix, including acquisition costs, was allocated based on management’s preliminary assessment as to the estimated fair values on the acquisition date. This preliminary assessment is subject to change upon the final determination of the fair value of the assets acquired and liabilities assumed.
Acquisition of Kinetek Pharmaceuticals, Inc.
On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., or Kinetek, a privately held biopharmaceutical company based in Vancouver, British Columbia that focused on discovery and development of new targets and therapies. The results of operations of Kinetek were included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. We paid an aggregate cash purchase price of $2.4 million, which included acquisition related expenditures of $0.1 million. The extraordinary gain of $10.4 million recorded in the first quarter of 2004 resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by us. On July 1, 2004, Kinetek was amalgamated with QLT and ceased to exist as a separate legal entity. In the fourth quarter of 2004 we realized the benefit of certain previously unrecognized tax assets and adjusted our allocation of purchase price by recording an additional extraordinary gain of $2.1 million.

3. INVENTORIES

(In thousands of U.S. dollars)	June 30, 2005	December 31, 2004
(Unaudited)
Raw materials and supplies	$19,191	$14,340
Work-in-process	24,282	30,864
Finished goods	2,265	2,152
Provision for obsolete inventory	(560)	—
Provision for non-completion of product inventory	(2,335)	(1,457)

	$42,843	$45,899

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months ended June 30, 2005, we incurred charges to the provision for non-completion of $0.4 million.
4. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	June 30, 2005	December 31, 2004
(Unaudited)
Visudyne inventory in transit held by Novartis Ophthalmics	$10,586	$8,981
Foreign exchange contracts	4,508	1,874
Prepaid expenses and other	4,368	2,666

	$19,462	$13,521

Inventory in transit comprises finished goods that have been shipped to and are held by Novartis Ophthalmics. Under the terms of our collaborative agreement, upon delivery of inventory to Novartis Ophthalmics, we are entitled to an advance equal to our cost of inventory. The inventory in transit is also included in deferred revenue at cost, and will be recognized as revenue in the period of the related product sale and delivery by Novartis Ophthalmics to end customers, where collection is reasonably assured.
Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments.
5. INTANGIBLES, NET
Intangible assets subject to amortization consisted of the following:

			June 30, 2005	December 31, 2004
		Accumulated
(In thousands of U.S. dollars)	Cost	Amortization	Net Book Value	Net Book Value
(Unaudited)
Developed technology, net	$116,718	$4,346	$112,372	$111,653
Trademark	8,000	289	7,711	7,947

	$124,718	$4,635	$120,083	$119,600

Developed technology, net consisted of the portion of the purchase price from the acquisition of Atrix which related to FDA-approved products comprising certain Eligard, dermatology and dental products, net of estimated legal fees to defend the technology. Developed technology is being amortized on a straight-line basis over its estimated useful life of 16 years. Trademark consists of the portion of the purchase price from the acquisition of Atrix which relates to the Eligard trademark. The Eligard trademark is being amortized on a straight-line basis over its estimated useful life of 17 years. Our expected annual amortization related to our intangible assets for the next five years is approximately $8.0 million per year.

6. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2005	December 31, 2004
(Unaudited)
Royalties	$3,080	$3,158
Compensation	5,447	7,633
Marketing partners	2,397	2,992
Foreign exchange contracts	307	2,222
Atrix acquisition costs	238	714
Interest	1,700	1,745
Other	1,459	1,064

	$14,628	$19,528

7. RESTRUCTURING CHARGE
During 2005, we restructured our operations as a result of our acquisition of Atrix. We reduced our overall headcount by over 50 people. We provided affected employees with severance and support to assist with outplacement. As a result, we recorded a $2.5 million restructuring charge in the three months ended March 31, 2005 and a charge of $0.9 million in the three months ended June 30, 2005 related to severance and termination costs. We expect to complete final activities associated with the restructuring in 2005. The details are as follows:

	Restructuring		Remaining accrual at
(In thousands of U. S. dollars)	charge	Cash paid	June 30, 2005
(Unaudited)
Severance and termination benefits accrued	$3,217	$(2,506)	$711
Other related expenses accrued	171	(66)	105

	$3,388	$(2,572)	$816

8. SHARE CAPITAL
(a)	Share Buy-Back Program

On April 28, 2005, we announced a share buy-back program pursuant to which we may purchase up to $50 million of our common shares over a two-year period. The share purchases would be made as a normal course issuer bid. All purchases would be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, and in accordance with all regulatory requirements. During the one-year period commencing May 4, 2005, we may purchase for cancellation up to 4,690,752 common shares, being 5% of the number of common shares outstanding. The actual number of common shares which may be purchased and the timing of any such purchases are determined by management. As of June 30, 2005, we have repurchased and cancelled 1.4 million common shares at an aggregate cost of $15.5 million.

(b)	Directors’ Deferred Share Unit Plan

In March 2005, our Board of Directors approved a Directors’ Deferred Share Unit Plan (“DDSU Plan”) for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of their equity-based compensation in the form of Deferred Share Units (“DSU”), each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the date of grant. A DSU is convertible into cash only (no shares are issued), and is automatically converted after the non-employee director ceases to be a member of the Board. The DSU’s will vest monthly over 36 months from the date of grant. The value of a DSU, when converted to cash, will be equivalent to the market value of a QLT common share at the time the conversion takes place. Under the DDSU Plan, in March 2005, non-employee directors of the Board were granted a total of 67,500 DSU’s. The grant of DSU’s in 2005 was made in lieu of the annual stock option grant to non-employee directors.

(c)	Stock Options

Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

		Exercise Price
(In Canadian dollars)	Number of Options	Per Share Range
(Unaudited)
Outstanding at December 31, 2004	6,430,398	$12.10-108.60
Granted	804,200	15.02 - 20.75
Exercised	(16,944)	12.10 - 13.35
Cancelled	(1,418,880)	12.10 - 108.60

Outstanding at June 30, 2005	5,798,774	$12.10-108.60

  Stock option activity with respect to all other Company option plans is presented below:

		Exercise Price
(In U.S. dollars)	Number of Options	Per Share Range
(Unaudited)
Outstanding at December 31, 2004	5,970,865	$2.63-17.82
Granted	332,500	12.37 - 12.37
Exercised	(897,446)	2.63 - 16.22
Cancelled	(61,050)	11.82 - 16.29

Outstanding at June 30, 2005	5,344,869	$2.63-17.82

Additional information relating to stock options outstanding under the 1998 Plan and the 2000 Plan as of June 30, 2005, is presented below:

(In Canadian dollars)
(Unaudited)	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $17.50	1,481,887	$14.28	3.74	620,770	$13.74
$17.51 - $25.00	720,497	22.13	2.10	663,705	22.24
$25.01 - $37.50	1,476,863	32.26	2.51	1,028,264	32.07
$37.51 - $50.00	1,552,990	39.37	0.93	1,552,990	39.37
Over $50.00	566,537	107.81	0.12	566,537	107.81

	5,798,774			4,432,266

Additional information relating to stock options outstanding under all other Company option plans as of June 30, 2005, is presented below:

(In U.S. dollars)	Options Outstanding			Options Exercisable

(Unaudited)
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $5.00	228,883	$3.94	5.14	228,883	$3.94
$5.01 - $7.50	456,486	5.68	4.73	456,486	5.68
$7.51 - $10.00	915,389	8.66	6.63	915,389	8.66
$10.01 - $12.50	1,157,329	11.80	6.61	860,721	11.60
$12.51 - $15.00	673,677	13.53	7.10	673,677	13.53
$15.01 - $17.82	1,913,105	16.28	8.85	1,913,105	16.28

	5,344,869			5,048,261

(d)	Warrant
As part of our acquisition of Atrix, on November 19, 2004 we assumed an outstanding warrant entitling the holder to purchase up to 1,000,000 of our common shares at a net exercise price of $3.39 per share. The warrant was exercised in January, 2005.
9. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2005	2004	2005	2004
Visudyne® sales by Novartis Ophthalmics	$129,044	$109,340	$252,788	$210,396
Less: Marketing and distribution costs	(39,573)	(33,357)	(72,156)	(62,636)
Less: Inventory costs	(7,185)	(7,221)	(13,497)	(12,482)
Less: Royalties	(2,860)	(2,462)	(5,614)	(4,724)

	$79,426	$66,300	$161,521	$130,554

QLT share of remaining revenue on final sales by Novartis Ophthalmics (50%)	$39,713	$33,150	$80,760	$65,277
Add: Inventory costs reimbursed to QLT	5,070	5,768	10,142	10,323
Add: Royalties reimbursed to QLT	2,748	2,458	5,447	4,697
Add: Other costs reimbursed to QLT	1,222	1,760	2,354	3,358

Revenue from Visudyne® as reported by QLT	$48,752	$43,136	$98,703	$83,655

Net product revenue from Eligard® and other products	3,630	—	10,825	—

	$52,382	$43,136	$109,528	$83,655

For the three months ended June 30, 2005, approximately 39% of total Visudyne sales were in the U.S., with Europe and other markets responsible for the remaining 61%. For the same period in 2004, approximately 48% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 52%.
For the six months ended June 30, 2005, approximately 40% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 60%. For the same period in 2004, approximately 46% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 54%.

As a result of our acquisition of Atrix in November 2004, our net product revenue for the three and six months ended June 30, 2005 included $3.6 million and $10.8 million of revenue from Eligard and other products.
10. CONTRACT RESEARCH AND DEVELOPMENT
We received non-refundable research and development funding from our strategic partners, which was recorded as contract research and development revenue. Details of our contract research and development revenue were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2005	2004	2005	2004
(Unaudited)
Visudyne® ocular programs	$2,768	$1,263	$3,235	$2,055
Eligard® programs	174	—	660	—
AczoneTM dermatology programs	1,453	—	2,666	—
Others	785	—	1,655	—

	$5,180	$1,263	$8,216	$2,055

11. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
As at June 30, 2005 and December 31, 2004, the carrying amounts for our cash and cash equivalents, short-term investment securities, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. Our investment in common shares of Diomed Holdings Inc. is carried at fair value based on quoted market prices. Our long-term debt comprises $172.5 million aggregate principal amount of convertible senior notes which had a fair value of $161.7 million as of June 30, 2005 as published by an independent investment bank. These notes are not listed on any securities exchange or included in any automated quotation system. The published value may not be reliable as the amounts cannot be independently verified and not all trades are reflected.
With respect to the concentration of credit risk, our accounts receivable, as at March 31, 2005 and December 31, 2004, comprised primarily aggregate amounts owing from Novartis Ophthalmics.
We purchase goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earn most of our revenues in U.S. dollars and Euros (“EUR”). We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net income (primarily in U.S. dollars and Euros) and cash flows (in U.S. dollars and Swiss francs (“CHF”)). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts, as at June 30, 2005, was approximately $4.4 million, which was included in our results of operations. At June 30, 2005, we have outstanding forward foreign currency contracts as noted below.

(Unaudited)	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts	2005 - 2006	USD 60.0	1.21194 per USD

Swiss franc / Canadian dollar option-dated forward contracts	2005 - 2006	CHF 86.6	1.04970 per CHF

Canadian dollar / Swiss franc average rate forward contracts	2005	CAD 9.0	1.04644 per CHF

(Unaudited)	Maturity Period	Quantity (millions)	Average Price

Canadian / U.S. dollar average rate forward contracts	2005	CAD 79.4	1.21249 per USD

Australian dollar (AUD) / Swiss franc average rate forward contracts	2005	AUD 3.9	0.86630 per AUD

Euro / Swiss franc average rate forward contracts	2005	EUR 22.9	1.52950 per EUR

U.S. dollar / Swiss franc average rate forward contracts	2005	USD 2.1	1.15720 per USD

Great Britain pound (GBP) / Swiss franc average rate forward contracts	2005	GBP1.9	2.14845 per GBP

Japanese yen (JPY) / Swiss franc average rate forward contracts	2005	JPY 269.3	0.01136 per JPY

12. SEGMENTED INFORMATION
Details of our revenues by product category are as follows:

	For the three months		For the six months ended
	ended June 30,		June 30,
(In thousands of U.S. dollars)	2005	2004	2005	2004
(Unaudited)
Net product revenue and royalties
Visudyne®	$48,752	$43,136	$98,703	$83,655
Eligard®	5,518	—	14,476	—
Generic dermatology programs	2,385	—	3,554	—
Dental products	1,061	—	1,729	—
Other	314	—	423	—
Contract research and development	5,180	1,263	8,216	2,055
Licensing and milestones	188	—	313	—

	$63,398	$44,399	$127,414	$85,710

Details of our revenues and property, plant and equipment by geographic segments are as follows:

	For the three months ended		For the six months ended
Revenues[1]	June 30,		June 30,
(In thousands of U.S. dollars)	2005	2004	2005	2004
(Unaudited)
United States	$29,977	$24,949	$64,678	$46,752
Europe	24,020	16,225	44,712	31,986
Canada	4,122	2,262	7,692	4,382
Other	5,279	963	10,332	2,590

	$63,398	$44,399	$127,414	$85,710

Property, plant and equipment	June 30,	Dec. 31,
(In thousands of U.S. dollars)	2005	2004
(Unaudited)
Canada	$52,339	$54,152
United States	26,915	27,523

	$79,255	$81,674

(1)	Revenues are attributable to a geographic segment based on the location of: (a) the customer, for net product revenue and royalties; and (b) the head office of the collaborative partner, in the case of revenues from contract research and development and collaborative arrangements.
13. CONTINGENCIES
(a) TAP Litigation
In 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against us, in a U.S. federal court in the Northern District of Illinois Eastern Division, alleging that the Eligard® delivery system infringes a patent (U.S. Patent No.4,728,721) licensed to TAP Pharmaceuticals by the two other plaintiffs. The patent expires on May 1, 2006. In March 2004, the court granted our motion to stay the patent infringement suit, pending the outcome of re-examination of the patent-in-suit by the U.S. Patent and Trademark Office. The plaintiffs filed a motion seeking reconsideration of the stay order, but the motion was denied. TAP Pharmaceuticals requested that it be allowed to file a motion for preliminary injunction, and the court denied that request. The court lifted the stay on November 16, 2004 following the conclusion of the re-examination proceedings. The judge has not yet set a trial date. If this lawsuit is not resolved in our favor, we may be enjoined from selling some or all of our Eligard® products until the patent expires in May 2006, and/or may be required to pay financial damages, which could be substantial.
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG and Yamanouchi Pharma GmbH in the Regional Court Hamburg, the Federal Republic of Germany. The request alleged that MediGene AG and Yamanouchi Pharma GmbH infringe a German patent, EP 0 202 065, and sought an injunction preventing defendants from producing, offering, putting on the market, or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer claimed in EP 0 202 065. On July 26, 2004, the Court denied the plaintiff’s request for a Provisional Injunction.
On June 28, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda GmbH (collectively referred to as the “Plaintiffs”) filed a complaint in the Regional Court Düsseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging infringement of the same patent. Previously, on June 1, 2004, MediGene AG filed an action in the Federal Patent Court in Munich, Germany seeking the nullification of the patent that is the subject of the June 28, 2004 complaint. On April 20, 2005 the Federal Patent Court ruled that all of the claims asserted by the Plaintiffs in the infringement suit are null and void in Germany on the grounds of lack of novelty. The Regional Court Düsseldorf has stayed the infringement action in view of the Federal Patent Court’s decision. The Plaintiff’s have filed a writ of appeal from this decision.

(b) Patent Litigation with MEEI
The First MEEI Lawsuit
In April 2000, Massachusetts Eye and Ear Infirmary (“MEEI”) filed a civil suit against us in the United States District Court (the “Court”) for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD.
In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI’s complaint in Civil Action No. 00-10783-JLT. The Court granted all of our summary motions, dismissing all of MEEI’s claims. With respect to our counterclaim requesting correction of inventorship of U.S. Patent No. 5,798,349 (the “‘349 patent”) to add an additional MGH inventor, the Court stayed the claim pending the outcome of the lawsuit described below.
MEEI appealed the decision of the Court to the U.S. District Court of Appeals. On February 18, 2005 the Court of Appeals issued its ruling, upholding the dismissal of five of MEEI’s eight claims, and remanding three claims to trial on the basis that they should not have been determined on summary judgment. On March 4, 2005, we petitioned the Court of Appeals for a panel rehearing and a rehearing en banc by the full court. On April 7, 2005, the Court issued an order allowing our petition for panel rehearing in part and denying it in part. Our petition for rehearing en banc was denied without prejudice to refiling after the panel’s decision on the rehearing. On June 16, 2005, the panel issued a revised opinion, but did not change its decision to remand the three claims to trial. On July 15, 2005, we filed a renewed petition for rehearing en banc.
The Second MEEI Lawsuit
In May 2001 the United States Patent Office issued United States Patent No. 6,225,303 (the “’303 Patent”) to MEEI. The ‘303 Patent is derived from the same patent family as the Patent in issue in the first suit (the ‘349 patent) and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the ‘303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the ’349 patent, named only MEEI researchers as inventors.
The same day the ‘303 patent was issued, MEEI commenced a second civil suit against us and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the ‘303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. We have answered the complaint, denying its material allegations and raising a number of affirmative defenses, and have asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the ‘303 patent.
In April 2003, we moved to dismiss MEEI’s claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted our motion in May of 2003.
In January 2005, the Court ordered in our favour in one of our counterclaims and declared that the inventorship of the ‘303 patent be corrected to add QLT as joint inventors. That ruling gives us the right, as co-owner, to exploit the patent in issue. MEEI has a right to appeal the Court’s ruling.
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

14. RECONCILIATION FROM U.S. GAAP TO CANADIAN GAAP
Canadian securities regulations allow issuers that are required to file reports with the United States Securities & Exchange Commission, or SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for interim periods in fiscal 2005 and 2006, we will include in the notes to our consolidated financial statements a reconciliation highlighting the material differences between our financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Subsequent to 2006, no further interim reconciliation will be required under current Canadian securities regulations. Prior to 2005, we prepared interim financial statements (with accompanying notes) and Management’s Discussion and Analysis — Canadian Supplement in accordance with Canadian GAAP, all of which were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with our Canadian continuous disclosure obligations.
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of our net income as reported in U.S. GAAP and our net income computed in accordance with Canadian GAAP for the three and six months ended June 30, 2005 and 2004.

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars, except per share amounts)	2005	2004	2005	2004

Net income, U.S. GAAP	$16,826	$14,684	$32,082	$38,706
Stock based compensation charge (a)	(1,840)	(2,968)	(4,054)	(6,238)
Amortization of in-process research and development (b)	(3,471)	—	(6,942)	—
Imputed interest on convertible debt (c)	(1,827)	(1,635)	(3,609)	(3,276)
Unrealized foreign exchange gain (loss) on convertible debt (c)	476	610	807	825
Provision for income taxes on above items (b), (d)	1,234	(592)	2,494	19

Net income, Canadian GAAP	$11,398	$10,099	$20,778	$30,036

Basic net income per common share, Canadian GAAP
Income before extraordinary gain	$0.12	$0.15	$0.22	$0.28
Extraordinary gain	—	—	—	0.15

Net income	$0.12	$0.15	$0.22	$0.43

Diluted net income per common share
Income before extraordinary gain	$0.12	$0.14	$0.22	$0.28
Extraordinary gain	—	—	—	0.15

Net income	$0.12	$0.14	$0.22	$0.43

Weighted average number of common shares outstanding (in thousands)
Basic	92,975	69,574	93,150	69,425
Diluted	93,537	70,185	93,981	69,888
The following is a reconciliation of our balance sheet information as reported in U.S. GAAP and our balance sheet information computed in accordance with Canadian GAAP as of June 30, 2005 and December 31, 2004.

(In thousands of United States dollars)	June 30, 2005	December 31, 2004

Total assets under U.S. GAAP	$1,150,671	$1,116,249
Short-term investments (e)	13	11
Future income tax assets (d)	—	—
Intangibles, net (b)	227,477	234,419
Goodwill (b)	89,680	89,680
Other long-term assets (e)	218	133

Total assets under Canadian GAAP	$1,468,059	$1,440,492

Total liabilities under U.S. GAAP	$270,702	259,470
Future income tax liabilities (b), (d)	85,952	88,433
Long-term debt (c)	(21,143)	(24,439)

Total liabilities under Canadian GAAP	$335,511	$323,464

Total shareholders’ equity under U.S. GAAP	$879,969	$856,779
Common shares (a), (f), (g)	(2,453)	(2,518)
Contributed surplus (a)	55,902	51,917
Equity component of convertible debt (c)	33,500	33,500
Retained earnings (deficit) (h)	160,892	172,194
Cumulative translation adjustment (i)	4,738	5,156

Total shareholder’s equity under Canadian GAAP	$1,132,548	$1,117,028

(a)	Effective January 1, 2004, we adopted the fair value method of accounting for all employee and non-employee stock-based compensation for Canadian GAAP purposes. We adopted this new Canadian GAAP accounting standard on a retroactive basis, without restatement of prior periods. Compensation expense is recorded for stock options issued to employees using the fair value method. We calculate the fair value of stock options issued and amortize the fair value to stock compensation expense over the vesting period, and adjust the amortization for stock option forfeitures and cancellations. Under U.S. GAAP, we have adopted the disclosure only provision of SFAS 123 for stock options granted to employees and directors.

(b)	Under Canadian GAAP, acquired in-process research and development (“IPR&D”) projects are recorded as an intangible asset and amortized over their useful life. On November 19, 2004, we acquired IPR&D of $236.0 million through the acquisition of Atrix Laboratories, Inc. Accordingly, this amount was capitalized for Canadian GAAP purposes and is being amortized using the straight-line method over its useful life of seventeen years. As a result of book-tax basis differences attributable to IPR&D, an additional deferred tax liability of $89.7 million has been recorded. During the quarter ended June 30, 2004, the future income tax liability was adjusted by $1.3 million for Canadian GAAP purposes to reflect the reduction in the temporary difference due to the amortization of the IPR&D. Under U.S. GAAP, IPR&D are expensed at time of acquisition.

(c)	In 2003, we completed a private placement of $172.5 million aggregate principal amount of convertible senior notes. Under Canadian GAAP, an amount of $33.5 million, representing the estimated value of the right of conversion, was allocated to the shareholders’ equity as the equity component of the convertible debt. Furthermore, with bifurcation, accretion expense is recorded as interest expense under Canadian GAAP. Under U.S. GAAP, bifurcation of debt is not required. In addition, foreign exchange gains/losses are calculated for the full face value of the debt under U.S. GAAP, and calculated only on the liability component under Canadian GAAP.

(d)	The differences between Canadian GAAP and U.S. GAAP assets and liabilities resulted in different deferred tax assets and deferred tax liabilities under the respective GAAP’s. Furthermore, investment tax credits are calculated using different formulas for Canadian and U.S. GAAP purposes due to different forecasted earnings under the respective GAAP’s.

(e)	We hold certain investments which under Canadian GAAP are recorded at historical costs adjusted for permanent impairment. Under U.S. GAAP they are recorded as available-for-sale securities. Such securities are required to be marked to market, with unrealized holding gains and losses recorded in other comprehensive income.

(f)	Under Canadian GAAP, beneficial conversion features attached to certain historical preferred shares were not included in share capital. Under U.S. GAAP, in prior years, a beneficial conversion feature attached to certain preferred shares was accreted as a return to the preferred shareholders. This resulted in an increase in the stated amount of historical share capital.

(g)	In 2000 and 2001, we accelerated the vesting of certain employee stock options as part of their severance. Under U.S. GAAP we recorded compensation expense and additional paid in capital in shareholders’ equity equal to the intrinsic value of the options and under Canadian GAAP there was no charge recorded.

(h)	Certain adjustments to retained earnings are required to account for the accumulated historical differences between Canadian GAAP and U.S. GAAP.

(i)	The cumulative translation adjustment resulting from the translation of our Canadian functional currency financial statements into U.S. dollar for reporting purposes differs between Canadian GAAP and U.S. GAAP due to the difference in the value of our assets and liabilities under the respective GAAPs.

(j)	Recent accounting policy developments include the following:

(i) Comprehensive Income

Commencing with our 2007 fiscal year, the new recommendations of the Canadian Institute of Chartered Accountants (“CICA”) for accounting for comprehensive income (CICA Handbook Section 1530), for the recognition and measurement of financial instruments (CICA Handbook Section 3855) and for hedges (CICA Handbook Section 3865) will apply. The transitional rules for these sections require implementation at the beginning of a fiscal year; and we have not implemented these sections in our 2005 fiscal year. The concept of comprehensive income for purposes of Canadian GAAP will be to include changes in shareholders’ equity arising from unrealized changes in the values of financial instruments.

(ii) Non-Monetary Transactions

The new recommendation of CICA Handbook Section 3831 is applicable commencing in fiscal 2006. The amended recommendations will result in non-monetary transactions normally being measured at fair values, and at carrying values when certain criteria are met. We do not believe the adoption of CICA Handbook Section 3831 will have a material impact on our results of operations.

The following presents the conversion of the Company’s unaudited consolidated comparative financial statements from Canadian GAAP to U.S. GAAP:
QLT Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	June 30, 2005	December 31, 2004	December 31, 2004
	(US GAAP)	(US GAAP)	Comparative as
			previously reported
			(Canadian GAAP)

ASSETS
Current assets
Cash and cash equivalents	$106,363	$277,087	$277,087
Short — term investment securities	308,581	102,765	102,776
Accounts receivable	57,771	56,600	56,600
Inventories	42,843	45,899	45,899
Current portion of deferred/future income tax assets	4,366	4,753	4,753
Other	19,462	13,521	13,521

	539,386	500,625	500,636

Property, plant and equipment	79,255	81,674	81,674
Deferred/Future income tax assets	5,458	6,926	6,926
Intangibles, net	120,083	119,600	354,019
Goodwill	402,518	402,518	492,198
Other long-term assets	3,971	4,906	5,039

	$1,150,671	$1,116,249	$1,440,492

LIABILITIES
Current liabilities
Accounts payable	$11,223	$12,993	$12,993
Income taxes payable	11,953	—	—
Accrued restructuring charge	816	—	—
Accrued liabilities	14,628	19,528	19,528
Current portion of deferred revenue	5,315	2,278	2,278

	43,935	34,799	34,799

Deferred/Future income tax liabilities	50,874	52,171	140,604
Deferred revenue	3,393	—	—
Long-term debt	172,500	172,500	148,061

	270,702	259,470	323,464

SHAREHOLDERS’ EQUITY
Share capital
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	873,236	848,498	845,980
June 30, 2005 — 92,580,362 shares
December 31, 2004 — 92,021,572 shares
Additional paid in capital/Contributed surplus	65,396	92,193	144,110
Equity component of convertible debt	—	—	33,500
Accumulated deficit	(144,154)	(173,794)	(1,600)
Accumulated other comprehensive income / Cumulative translation adjustments	85,491	89,882	95,038

	879,969	856,779	1,117,028

	$1,150,671	$1,116,249	$1,440,492

QLT Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands of U.S. dollars except per share information)	Three months ended June 30			Six months ended June 30
	2005	2004	2004	2005	2004	2004
	(US	(US	Comparatives	(US	(US	Comparatives
	GAAP)	GAAP)	as previously	GAAP)	GAAP)	as previously
			reported			reported
			(Canadian			(Canadian
			GAAP)			GAAP)

Revenues

Net product revenue	$52,382	$43,136	$43,136	$109,528	$83,655	$83,655
Net royalties	5,648	—	—	9,356	—	—
Contract research and development	5,180	1,263	1,263	8,216	2,055	2,055
Licensing and milestones	188	—	—	313	—	—

	63,398	44,399	44,399	127,413	85,710	85,710

Costs and expenses
Cost of sales	11,480	7,450	7,450	25,970	14,372	14,372
Research and development	20,085	11,257	13,492	36,521	20,667	24,989
Selling, general and administrative	4,344	3,607	4,013	9,733	8,388	9,267
Depreciation	1,994	916	916	3,728	1,725	1,725
Amortization of intangibles	1,911	—	—	3,782	—	—
Restructuring	873	—	—	3,388	—	—

	40,687	23,230	25,871	83,122	45,152	50,353

Operating income	22,711	21,169	18,528	44,291	40,558	35,357

Investment and other income (expense)
Net foreign exchange gains	2,603	338	948	3,187	614	1,439
Interest income	2,999	2,268	2,268	5,548	4,750	4,750
Interest expense	(1,562)	(1,548)	(3,183)	(3,160)	(3,076)	(6,352)

	4,040	1,058	33	5,575	2,288	(163)

Income before income taxes	26,751	22,227	18,561	49,866	42,846	35,194

Provision for income taxes	(9,925)	(7,543)	(8,462)	(17,784)	(14,533)	(15,551)

Income before extraordinary gain	16,826	14,684	10,099	32,082	28,313	19,643

Extraordinary gain	—	—	—	—	10,393	10,393

Net income	$16,826	$14,684	$10,099	$32,082	$38,706	$30,036

Basic net income per common share
Income before extraordinary gain	$0.18	$0.21	$0.15	$0.34	$0.41	$0.28
Extraordinary gain	—	—	—	—	0.15	0.15

Net income	$0.18	$0.21	$0.15	$0.34	$0.56	$0.43

Diluted net income per common share
Income before extraordinary gain	$0.17	$0.20	$0.14	$0.34	$0.40	$0.28
Extraordinary gain	—	—	—	—	0.13	0.15

Net income	$0.17	$0.20	$0.14	$0.34	$0.53	$0.43

Weighted average number of common shares outstanding (thousands)
Basic	92,975	69,574	69,574	93,150	69,425	69,425
Diluted	103,243	80,045	70,185	103,741	79,794	69,888

QLT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands of U.S. dollars except per share information)	Three months ended June 30			Six months ended June 30
	2005	2004	2004	2005	2004	2004
	(US	(US	Comparatives	(US	(US	Comparatives
	GAAP)	GAAP)	as previously	GAAP)	GAAP)	as previously
			reported			reported
			(Canadian			(Canadian
			GAAP)			GAAP)

Cash flows from operating activities
Net income	$16,826	$14,684	$10,099	$32,082	$38,706	$30,036
Adjustments to reconcile net income to net cash from operating activities
Amortization of intangibles	1,911	—	—	3,782	—	—
Depreciation	1,994	916	916	3,728	1,725	1,725
Stock-based compensation	—	—	2,969	—	—	6,239
Amortization of deferred financing expenses	277	264	264	558	503	503
Implied interest on convertible debt	—	—	1,635	—	—	3,276
Unrealized foreign exchange losses	2,095	5,863	5,252	3,638	7,951	7,124
Extraordinary gain	—	—	—	—	(10,393)	(10,393)
Deferred/Future income taxes	(4,807)	5,835	6,753	499	12,825	13,843
Benefit of investment tax credits included in operating expenses	—	—	(326)	—	—	(1,036)
Changes in non-cash operating assets and liabilities
Accounts receivable	5,159	(4,211)	(4,211)	(2,032)	(8,081)	(8,081)
Inventories	(1,909)	4,210	4,210	2,448	2,564	2,564
Other current assets	(4,679)	(2,904)	(2,904)	(5,670)	2,739	2,739
Accounts payable	(3,141)	(2,405)	(2,405)	(2,647)	(3,316)	(3,316)
Income taxes payable	11,771	1,708	1,708	11,771	1,708	1,708
Accrued restructuring charge	391	—	—	809	—	—
Other accrued liabilities	(4,135)	5,021	5,021	(7,974)	(3,872)	(3,872)
Deferred revenue	66	(188)	(188)	6,464	(1,916)	(1,916)

	21,819	28,793	28,793	47,456	41,143	41,143

Cash used in investing activities
Short-term investment securities	(93,166)	(85,537)	(85,537)	(203,774)	(94,757)	(94,757)
Purchase of property, plant and equipment	(1,098)	(3,736)	(3,736)	(3,173)	(6,905)	(6,905)
Purchase costs related to Atrix Laboratories, Inc.	326	(718)	(718)	(884)	(718)	(718)
Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired	—	—	—	—	(2,316)	(2,316)

	(93,938)	(89,991)	(89,991)	(207,831)	(104,696)	(104,696)

Cash provided by financing activities
Common shares repurchased	(15,537)	—	—	(15,537)	—	—
Long-term debt (net)	—	(34)	(34)	—	(105)	(105)
Issuance of common shares	4,024	2,076	2,076	11,041	13,772	13,772

	(11,513)	2,042	2,042	(4,496)	13,667	13,667

Effect of exchange rate changes on cash and cash equivalents	(2,169)	(5,402)	(5,402)	(5,853)	(7,582)	(7,582)

Net (decrease) increase in cash and cash equivalents	(85,801)	(64,558)	(64,558)	(170,724)	(57,468)	(57,468)
Cash and cash equivalents, beginning of period	192,164	269,498	269,498	277,087	262,408	262,408

Cash and cash equivalents, end of period	$106,363	$204,940	$204,940	$106,363	$204,940	$204,940

Supplementary cash flow information:
Interest paid:	$127	$137	$137	$2,871	$3,156	$3,156
Income taxes paid:	$1,471	—	—	$4,038	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our 2004 Annual Report on Form 10-K. All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 which are based on our current expectations and projections. Words such as “anticipate”, “project”, “expect”, “forecast”, “outlook”, “plan”, “intend”, “estimate”, “should”, “may”, “assume”, “continue”, and variations of such words or similar expressions are intended to identify our forward-looking statements. Forward-looking statements include, but are not limited to, those in which we state:
•	projections as to whether we will have adequate resources to fund our future product development programs and our other operating and capital requirements;

•	our expectation as to our tax position in 2005;

•	our expectations regarding the pending patent-related litigation against us;
and all other statements in which we project or predict future results or events.
We caution that actual outcomes and results may differ materially from those expressed in our forward-looking statements because such statements are predictions only and they are subject to a number of important risk factors and uncertainties. Risk factors and uncertainties which could cause actual results to differ from what is expressed or implied by our forward-looking statements are described in more detail in our most recent Annual Report on Form 10-K under the headings: “Business — “Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to the Consolidated Financial Statements” and in Exhibit 99.1 to this report. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report, unless an earlier date is indicated, and, except as required by law and the rules and regulations of the SEC and Canadian regulatory authorities, we undertake no obligation to update or revise the statements.
OVERVIEW
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology, dermatology, oncology and urology. Our company was formed in 1981 under the laws of the Province of British Columbia, Canada.
Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our most significant commercial product, Visudyne®, utilizes PDT to treat the eye disease known as the wet-form of age related macular degeneration, or wet AMD, the leading cause of blindness in people over 55 in North America and Europe.
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
In November 2004, we acquired Atrix Laboratories, Inc., a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. With our acquisition of Atrix (now our wholly owned subsidiary, QLT USA, Inc. or QLT USA) we have expanded and diversified our portfolio of approved products, products in development or under regulatory review, and proprietary technologies.

In addition to our lead commercial product Visudyne, as a result of the Atrix acquisition, we now market, through commercial partners, the Eligard® group of products for the treatment of prostate cancer, a line of dermatology products and a line of dental products. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including most European countries, Canada, Australia and a number of Latin American countries.
Our newly acquired portfolio of dermatology products consists of both proprietary and generic products that are commercialized, or in various stages of development. In July 2005, our lead proprietary dermatology product, Aczone™, received FDA approval for the topical treatment of acne vulgaris. We acquired marketing rights to Aczone™ in July 2005, following the termination of a Collaboration, Licensing, and Supply agreement previously entered into between QLT USA and Astellas US LLC. Our generic dermatology business, which is part of a 50/50 joint venture with Sandoz, Inc., currently comprises six marketed products and five under regulatory review.
Our efforts to increase our portfolio of marketed products are ongoing. We have a number of product candidates in our development pipeline including another photosensitizer, lemuteporfin (which we used to call QLT0074), currently being studied in the treatment of benign prostatic hyperplasia, or BPH, the most common prostatic disease. We carry out research, pre-clinical and clinical projects, in fields such as ophthalmology, dermatology, and oncology. We also conduct contract research and development work on product candidates of third parties from which we can potentially derive royalty and other revenue upon commercialization.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the recoverability of long-lived assets, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in the purchase business combinations, and provisions for taxes and contingencies. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company and the U.S. dollar is the functional currency for the U.S. subsidiary. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates.

Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss). As of June 30, 2005, our accumulated other comprehensive income totalled $85.5 million.
Revenue Recognition
Net Product Revenue
Our net product revenues are primarily derived from sales of Visudyne and Eligard.
With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics we are responsible for Visudyne manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-customers, and (3) the reimbursement of other specified costs incurred and paid for by us (See Note 9 – Net Product Revenues). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs upon “sell through” of Visudyne to the end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis Ophthalmics’ ability to market and distribute Visudyne to end customers.
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
We do not offer rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we do not provide an allowance for rebates, discounts, and returns.
Net Royalties
We recognize net royalties when product is shipped by certain of our marketing partners to end customers based on royalty rates and formulas specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our marketing partners.
Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts we recognize contract research and development revenue over the term of the agreement, which is consistent with the pattern of work performed. Amounts received under the collaborative agreements are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue. (See Note 10 – Contract Research and Development.)
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
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to end customers. Cost of sales related to the production of various Eligard, generic dermatology, and dental products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and dental products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or in the case of Visudyne, by Novartis Ophthalmics to third parties. While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. For Visudyne, we record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs between $0.6 million and $1.1 million, depending on the stage of production. We provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory.
Stock-Based Compensation
As allowed by the provisions of SFAS 123, Accounting for Stock-based Compensation, or SFAS 123, we apply Accounting Principles Board, Opinion No. 25, or APB 25, and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Estimates of fair value are determined using the Black-Scholes option pricing model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. We have adopted the disclosure only provision for stock-based compensation for stock options granted to employees and directors, consistent with SFAS 123. If we had adopted a fair value based method for stock-based compensation under SFAS 123, the impact on our net income per common share would have been as described in Note 1 in “Notes to the Consolidated Financial Statements”.
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
Legal Proceedings
We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our potentially material legal proceedings are discussed in Note 13 to the consolidated financial statements. As of June 30, 2005, no reserve has been established related to these proceedings.
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

As of June 30, 2005, there were approximately $402.5 million of goodwill and approximately $120.1 million of net acquired intangibles on our consolidated balance sheet. We amortize acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates and can materially impact our operating results.
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
In November 2004, FASB issued SFAS 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No.43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be treated as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities during periods of below normal production. Our consolidated financial statements comply with the requirements of SFAS No. 151.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material impact on our results of operations.
RESULTS OF OPERATIONS
For the three and six months ended June 30, 2005, we recorded net income of $16.8 million and $32.1 million, or $0.17 and $0.34 diluted net income per common share. These results compare with net income of $14.7 million and $38.7 million, or $0.20 and $0.53 diluted net income per common share, for the three and six months ended June 30, 2004. During the three months March 31, 2004, we recorded a $10.4 million extraordinary gain resulting from the Kinetek acquisition. Excluding the extraordinary gain, net income increased from $28.3 million to $32.1 million for the six months ended June 30, 2005 and from $14.7 million to $16.8 million for the three months ended June 30, 2005 primarily as a result of strong Visudyne sales performance.
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the three months		For the six months ended
	ended June 30,		June 30,
(In thousands of U.S. dollars)	2005	2004	2005	2004
(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$129,044	$109,340	$252,788	$210,396
Less: Marketing and distribution costs	(39,573)	(33,357)	(72,156)	(62,636)
Less: Inventory costs	(7,185)	(7,221)	(13,497)	(12,482)
Less: Royalties	(2,860)	(2,462)	(5,614)	(4,724)

	$79,426	$66,300	$161,521	$130,554

QLT share of remaining revenue on final sales by Novartis Ophthalmics (50%)	$39,713	$33,150	$80,760	$65,277
Add: Inventory costs reimbursed to QLT	5,070	5,768	10,142	10,323
Add: Royalties reimbursed to QLT	2,748	2,458	5,447	4,697
Add: Other costs reimbursed to QLT	1,222	1,760	2,354	3,358

Revenue from Visudyne® as reported by QLT	$48,752	$43,136	$98,703	$83,655

Net product revenue from Eligard® and other products	3,630	—	10,825	—

	$52,382	$43,136	$109,528	$83,655

For the three months ended June 30, 2005, revenue from Visudyne sales of $48.8 million increased by $5.6 million (or 13%) over the three months ended June 30, 2004. The increase was primarily due to an 18% increase in Visudyne sales which resulted from continued market growth in Europe and Japan and favorable foreign exchange rates as both the Euro and the Canadian dollar strengthened in comparison to the same period in 2004. In the three months ended June 30, 2005, approximately 39% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 48% in the three months ended June 30, 2004. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 30.8% in the three months ended June 30, 2005, up from 30.3% in the three months ended June 30, 2004. Marketing and distribution costs rose to $39.6 million for the three months ended June 30, 2005, compared to $33.4 million in the three months ended June 30, 2004, due primarily to increases in advertising and promotion and sales force expenses.
As a result of our acquisition of Atrix in November 2004, our net product revenue for the three months ended June 30, 2005 included $3.6 million from Eligard and other products as compared to nil for the same period in 2004.
For the six months ended June 30, 2005, revenue from Visudyne sales of $98.7 million increased by $15.0 million (or 18%) over the six months ended June 30, 2004. The increase was primarily due to a 20% increase in Visudyne sales which resulted from continued market growth in Europe and Japan and favorable foreign exchange rates as both the Euro and the Canadian dollar strengthened in comparison to the same period in 2004. In the six months ended June 30, 2005, approximately 40% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 46% in the six months ended June 30, 2004. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 31.9% in the six months ended June 30, 2005, up from 31.0% in the six months ended June 30, 2004, as a result of an increase in Visudyne sales. Marketing and distribution costs rose to $72.2 million for the six months ended June 30, 2005, compared to $62.6 million in the six months ended June 30, 2004, due primarily to increases in advertising and promotion and sales force expenses.
As a result of our acquisition of Atrix in November 2004, our net product revenue for the six months ended June 30, 2005 included $10.8 million from Eligard and other dermatology and dental products as compared to nil for the same period in 2004.
Net Royalties
As a result of our acquisition of Atrix, we have $5.6 million of net royalties related to Eligard and other dermatology and dental products for the three months ended June 30, 2005, and $9.4 million for the six months ended June 30, 2005, as compared to nil for the same period in 2004.
Contract Research and Development Revenue
We received non-refundable research and development funding from Sanofi-Aventis Group, Novartis Ophthalmics, Astellas US LLC and other strategic partners, which was recorded as contract research and development revenue. For the three months ended June 30, 2005, contract research and development revenue totalled $5.2 million, an increase of 310% as compared to the same period in 2004. For the six months ended June 30, 2005, contract research and development revenue increased 300% in comparison to the same period in 2004. The increase was primarily due to contract research and development programs added as a result of the Atrix acquisition. In July 2005, as a result of the termination of the Collaboration, Licensing and Supply agreement previously entered into between QLT USA and Astellas US LLC, we will not be receiving any further contract revenue and development funding from Astellas US LLC in relation to Aczone.
Costs and Expenses
Cost of Sales
For the three months ended June 30, 2005, cost of sales increased 54% to $11.5 million compared to $7.5 million for the same period in 2004 and for the six months ended June 30, 2005, cost of sales increased 81% to $26.0 million from $14.4 million in the same period in 2004. Cost of sales related to revenue from Visudyne increased from $7.5 million to $8.5 million in the three months ended June 30, 2005 when compared to the same period in 2004, and from $14.4 million to $17.1 million in the six months ended June 30, 2005, compared to the same period in 2004. This increase is a result of the increase in Visudyne sales in the year. Cost of sales in the three and six months ended June 30, 2005 also included $3.0 million and $8.8 million related to revenue from Eligard and other products acquired in our acquisition of Atrix.
Research and Development
Research and development, or R&D, expenditures increased 78% to $20.1 million for the three months ended June 30, 2005, compared to $11.3 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, expenditures increased 77% to $36.5 million, compared to $20.1 million for the same period in 2004. The increase was primarily due to R&D expenses for Eligard, Aczone, Octreotide and other projects related to the Atrix acquisition.
Selling, General and Administrative Expenses
For the three months ended June 30, 2005, selling, general and administrative, or SG&A, expenses increased 20% to $4.3 million compared to $3.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, SG&A expenses increased 16% to $9.7 million from $8.4 million for the same period in 2004. The increases were related to additional SG&A expenses from the acquisition of Atrix but were partially offset by a higher allocation of overhead expenses to R&D associated with the various research and development programs, a higher allocation of overhead to inventory, a reduction in compensation expenses, and a lower capital tax expense. SG&A expenses include certain overhead expenses associated with the manufacture of products.

Depreciation Expense
Depreciation expense relates to the depreciation of property, plant, and equipment. For the three months ended June 30, 2005, depreciation expense of $2.0 million increased 118% compared to $0.9 million for the same period in 2004. For the six months ended June 30, 2005, depreciation expense increased 116% to $3.7 million from $1.7 million in the same period in 2004. The increase in depreciation is a result of the addition of property, plant, and equipment from the Atrix acquisition.
Amortization of Intangibles
Amortization of intangibles for the three and six months ended June 30, 2005 of $1.9 million and $3.8 million is related to the developed technology and trademark intangibles acquired in our acquisition of Atrix on November 19, 2004. The estimated fair value of the trademark relates to the Eligard trademark and the estimated fair value of developed technology relates to FDA-approved products existing at the time of acquisition (certain Eligard, dermatology and dental products). Developed technology and trademark intangibles are being amortized over their expected useful lives of 16 to 17 years, respectively.
Restructuring
During 2005, we restructured our operations as a result of our acquisition to Atrix. We reduced our overall headcount by over 50 people. We provided affected employees with severance and support to assist with outplacement. As a result, we recorded a $0.9 million restructuring charge in the three months ended June 30, 2005 and a $3.4 million restructuring charge in the six months ended June 30, 2005, related to severance and termination costs. We estimate that the restructuring will result in annual savings of $5.1 million. We expect restructuring activities to be completed by the end of the year.
Investment and Other Income
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the three months ended June 30, 2005, we recorded net foreign exchange gains of $2.6 million versus net foreign exchange gains of $0.3 million in the same period in 2004. For the six months ended June 30, 2005, we recorded net foreign exchange gains of $3.2 million versus net foreign exchange gains of $0.6 million in the same period. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates”.)
     Details of our net foreign exchange gains (losses) were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
(In thousands of U.S. dollars)
Cash and cash equivalents and short-term investments	$2,395	$3,325	$3,652	$5,170
U.S. dollar long-term debt	(2,052)	(2,996)	(3,291)	(4,633)
Foreign exchange contracts	3,061	(1,965)	4,268	(1,423)
Foreign currency receivables and payables	(801)	1,974	(1,442)	1,500

Net foreign exchange gains	$2,603	$338	$3,187	$614

Interest Income
For the three months ended June 30, 2005, interest income increased to $3.0 million from $2.3 million for the same period in 2004, and for the six months ended June 30, 2005, interest income increased from $4.8 million to $5.5 million compared to the same period in 2004. The increase in yields on short-term investments and increase in cash generated from operations offset the reduction in cash due to cash payments related to the acquisition of Atrix in November 2004. Our treasury policy is focused on minimizing risk of loss of principal.

Interest Expense
Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to this placement. For the three and six months ended June 30, 2005, interest expense of $1.6 million and $3.2 million, respectively, is essentially equal to the same period in 2004.
Extraordinary Gain
On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., or Kinetek, a privately held biopharmaceutical company based in Vancouver, British Columbia, which focused on discovery and development of new therapies. The extraordinary gain of $10.4 million recorded in the first quarter of 2004 resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by us. On July 1, 2004, Kinetek was amalgamated with QLT and ceased to exist as a separate legal entity. In the fourth quarter of 2004 we realized the benefit of certain previously unrecognized tax assets and adjusted our allocation of purchase price by recording an additional extraordinary gain of $2.1 million.
OUTLOOK FOR 2005
The statements contained in this section are forward-looking. See the “Special Note Regarding Forward-looking Statements”.
We continue to expect growth of our business in 2005, driven primarily by increased Visudyne sales and increased Eligard sales. A number of factors can impact sales of our products; see “Risk Factors” in “Item 1 — Business” in our most recent Annual report on Form 10-K. While Visudyne sales growth continues as projected, it is difficult to accurately predict Eligard sales given that this is a relatively new product and how quickly sales growth will be achieved is uncertain. Based on recent events and current trends in Eligard sales, we currently expect 2005 Eligard sales to grow between 7% and 37% over 2004. As a result, we expect total revenue growth of 32% to 42% over 2004.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.
The primary drivers of our operating cash flows during the three and six months ended June 30, 2005 were cash receipts from product sales, and royalties, and cash payments related to the following: R&D activities, SG&A expenses, raw materials purchases, contract manufacturing fees for the manufacture of Visudyne, manufacturing costs related to the production of Eligard, interest expense related to our convertible notes, income tax installments and the share buyback program.
For the three months ended June 30, 2005, we generated $21.8 million of cash from operations as opposed to $28.8 million for the same period in 2004. Higher cash receipts from Visudyne sales and contract research and development ($56.4 million as opposed to $40.7 million in the same period in 2004), cash receipts from QLT USA product sales, royalties, contract research and development and licensing and milestone payments ($12.8 million as opposed to nil in the same period in 2004), and lower foreign exchange contract losses of $2.0 million as compared to the same period in 2004 were offset by the payment of income tax installments of $1.5 million, and increased operating and inventory related expenditures of $35.3 million. We began paying cash income tax installments in the third quarter of 2004 when we started incurring liability for cash taxes. Previously, our deferred tax assets (tax losses and other deductions from prior periods) were sufficient to eliminate cash taxes. We expect to be cash taxable in Canada (having utilized the majority of our tax losses and other tax assets) in 2005 as well. During the second quarter of 2005, we deferred the utilization of certain tax assets resulting in an increase in the amount of current deferred income tax assets and a corresponding reduction in income tax receivables.
During the three months ended June 30, 2005, capital expenditures, and an increase in short term investments accounted for the most significant cash outlays for investing activities. In the three months ended June 30, 2005, we used $1.1 million for the purchase of property, plant and equipment.

For the three months ended June 30, 2005 our cash flows used in financing activities consisted primarily of common shares repurchased for $15.5 million offset by cash receipts of $4.0 million from stock option exercises.
For the six months ended June 30, 2005, we generated $47.5 million of cash from operations as opposed to $41.1 million for the same period in 2004. Higher cash receipts from Visudyne sales and contract research and development ($101.9 million as opposed to $77.1 million in the same period in 2004), cash receipts from QLT USA related product sales, royalties, contract research and development and licensing and milestone payments ($29.9 million as opposed to nil in the same period in 2004), and lower foreign exchange contract losses of $2.0 million as compared to the same period in 2004 were offset by the payment of income tax installments of $4.0 million, and increased operating and inventory related expenditures of $46.7 million.
During the six months ended June 30, 2005, the Atrix acquisition, capital expenditures, and an increase in short term investments accounted for the most significant cash outlays for investing activities. In the six months ended June 30, 2005, we used $0.9 million for purchase costs related to Atrix. We also used $3.2 million for the purchase of property, plant and equipment, primarily related to our pilot manufacturing facility in Vancouver.
For the six months ended June 30, 2005, our cash flows used in financing activities consisted primarily of common shares repurchased for $15.5 million offset by cash receipts of $11.0 million from stock option exercises.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2005, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 34 days. If market interest rates were to increase immediately and uniformly by 10% of levels at June 30, 2005, the fair value of the portfolio would decline by an immaterial amount.
At June 30, 2005, we had $415.0 million in cash, cash equivalents and short-term investments (approximately $284.8 million denominated in U.S. dollars) and $172.5 million of U.S. dollar-denominated debt. Of the $ 284.8 million U.S. dollar-denominated balance, $174.0 million was held by our Canadian parent company, approximately offsetting our U.S. dollar-denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash, cash equivalents and short-term investments would be mostly offset by the decline in the fair value of our $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of the U.S. subsidiary is the U.S. dollar, the U.S. dollar-denominated cash, cash equivalents and short-term investments holdings of our U.S. subsidiary do not result in foreign currency gains and losses in operations.
We had previously classified auction rate securities as cash and cash equivalents because of the short duration of their reset periods. These securities have been reclassified as short-term investment securities to conform with the current period’s presentation. As a result of this reclassification, our December 31, 2004 cash and cash equivalents decreased by $89.0 million to $277.1 million and correspondingly, our short-term investment securities increased by $89.0 million to $102.8 million. This reclassification has no impact on previously reported results of operations or financial covenants and does not affect the reported cash flows from operating or financing activities for the three and six months ended June 30, 2004.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future net income and cash flows. The net unrealized gain in respect of such foreign currency contracts, for the three and six months ended June 30, 2005, were approximately $3.2 million and $4.4 million, respectively, and were included in our results of operations.
We purchase goods and services primarily in Canadian and U.S. dollars and earn a significant portion of our revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.
Contractual Obligations
Our material contractual obligations as of June 30, 2005 comprised our long term debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our 2004 Annual Report on Form 10-K.

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
Our working capital and capital requirements will depend upon numerous factors, including: our ability to successfully execute our integration strategies following the acquisition of Atrix; the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and R&D programs; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, marketing and support capabilities; technological advances; the status of competitors; ongoing sales of existing products by us or others; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; our ability to establish collaborative arrangements with other organizations; and the outcome of legal proceedings.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 11 to the unaudited consolidated financial statements.
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
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified and in accordance with the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company was made known to management, including the Chief Executive Officer and Chief Financial Officer, by others within the Company during the period in which this report was being prepared.
No change was made to our internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain of our legal proceedings are discussed below and in Note 13 to the unaudited consolidated financial statements, “Contingencies”. While we believe these proceedings are without merit and intend to vigorously defend against these claims, it is impossible to predict accurately or determine the eventual outcome of these proceedings.
TAP Litigation
In 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against us, in a U.S. federal court in the Northern District of Illinois Eastern Division, alleging that the Eligard® delivery system infringes a patent (U.S. Patent No.4,728,721) licensed to TAP Pharmaceuticals by the two other plaintiffs. The patent expires on May 1, 2006. In March 2004, the court granted our motion to stay the patent infringement suit, pending the outcome of re-examination of the patent-in-suit by the U.S. Patent and Trademark Office. The plaintiffs filed a motion seeking reconsideration of the stay order, but the motion was denied. TAP Pharmaceuticals requested that it be allowed to file a motion for preliminary injunction, and the court denied that request. The court lifted the stay on November 16, 2004 following the conclusion of the re-examination proceedings. The judge has not yet set a trial date. If this lawsuit is not resolved in our favor, we may be enjoined from selling some or all of our Eligard® products until the patent expires in May 2006, and/or may be required to pay financial damages, which could be substantial.
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH filed a Request for Issuance of a Provisional Injunction against MediGene AG and Yamanouchi Pharma GmbH in the Regional Court Hamburg, the Federal Republic of Germany. The request alleged that MediGene AG and Yamanouchi Pharma GmbH infringe a German patent, EP 0 202 065, and sought an injunction preventing defendants from producing, offering putting on the market or using, or importing or possessing for these purposes, in the Federal Republic of Germany a solvent for preparing an injectable solution containing a polymer claimed in EP 0 202 065. On July 26, 2004, the Court denied the plaintiff’s request for a Provisional Injunction.
On June 28, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda GmbH (collectively referred to as the “Plaintiffs”) filed a complaint in the Regional Court Düsseldorf, the Federal Republic of Germany, against MediGene AG and Yamanouchi Pharma GmbH alleging infringement of the same patent. Previously, on June 1, 2004, MediGene AG filed an action in the Federal Patent Court in Munich, Germany seeking the nullification of the patent that is the subject of the June 28, 2004 complaint. On April 20, 2005 the Federal Patent Court ruled that all of the claims asserted by the Plaintiffs in the infringement suit are null and void in Germany on the grounds of lack of novelty. The Plaintiffs have a right of appeal from this decision. The Regional Court Düsseldorf has stayed the infringement action in view of the Federal Patent Court’s decision.
Patent Litigation with MEEI
The First MEEI Lawsuit
In April 2000, Massachusetts Eye and Ear Infirmary (“MEEI”) filed a civil suit against us in the United States District Court (the “Court”) for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD.
In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI’s complaint in Civil Action No. 00-10783-JLT. The Court granted all of our summary motions, dismissing all of MEEI’s claims. With respect to our counterclaim requesting correction of inventorship of the ‘349 patent to add an additional MGH inventor, the Court stayed the claim pending the outcome of the lawsuit described below.
MEEI appealed the decision of the Court to the U.S. District Court of Appeals. On February 18, 2005 the Court of Appeals issued its ruling, upholding the dismissal of five of MEEI’s eight claims, and remanding three claims to trial on the basis that they should not have been determined on summary judgment. On March 4, 2005, we petitioned the Court of Appeals for a panel rehearing and a rehearing en banc by the full court. On April 7, 2005, the Court issued an order allowing our petition for panel rehearing in part and denying it in part. Our petition for rehearing en banc was denied without prejudice to refiling after the panel’s decision on the rehearing.
The Second MEEI Lawsuit
In May 2001 the United States Patent Office issued United States Patent No. 6,225,303 (the “’303 Patent”) to MEEI. The ‘303 Patent is derived from the same patent family as the Patent in issue in the first suit, the 349 patent, and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin. The patent application which led to the issuance of the ‘303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the ’349 patent, named only MEEI researchers as inventors.
The same day the ‘303 patent was issued, MEEI commenced a second civil suit against us and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the ‘303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement and unjust enrichment. We have answered the complaint, denying its material allegations and raising a number of affirmative defenses, and have asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the ‘303 patent.
In April 2003, we moved to dismiss MEEI’s claim for unjust enrichment on the grounds that this claim had been previously decided by a court. The Court granted our motion in May of 2003.
In January 2005, the Court ordered in our favour in one of our counterclaims and declared that the inventorship of the ‘303 patent be corrected to add QLT as joint inventors. That ruling gives us the right, as co-owner, to exploit the patent in issue. MEEI has a right to appeal the Court’s ruling.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of common shares on a monthly basis during the second quarter of 2005:

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Shares Purchased	per Share	Programs	or Programs

April 1, 2005 through April 30, 2005	—	—	—	—

May 1, 2005 through May 31, 2005	1,355,600	$11.46	1,355,600	3,335,152

June 1, 2005 through June 30, 2005	—	—	—	3,335,152

Total	1,355,600	$11.46	1,355,600	3,335,152

On April 28, 2005, we announced a share buy-back program pursuant to which we may purchase up to $50 million of our common shares over a two-year period. The share purchases have been made as a normal course issuer bid. All purchases have been effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, in accordance with all regulatory requirements. During the one-year period commencing May 4, 2005, we may purchase for cancellation up to 4,690,752 common shares, being 5% of the number of common shares outstanding. As of June 30, 2005 we purchased 1,355,600 common shares for $15.5 million under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders (the “Meeting”) was held on May 25, 2005. All nominees to the Board of Directors identified and described in our proxy circular and proxy statement dated April 28, 2005 were elected at the Meeting. The resolutions voted on at the Meeting, and the outcome, was as follows:
(i)	to appoint Deloitte & Touche LLP as independent auditors for the Company for the ensuing year and to authorize the Directors to fix the remuneration to be paid to the auditors.

The proxies received by us for the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

Shares For	Shares Against	Abstentions and Broker Non-Votes
50,190,934	52,291	45,778
(ii)	to fix the number of Directors for the ensuing year at ten.

The proxies received by us for the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

Shares For	Shares Against	Abstentions and Broker Non-Votes
49,767,261	494,237	27,506
(iii)	to elect Directors for the ensuing year.

The proxies received us for the Meeting and votes cast at the Meeting were voted as follows on the resolution to elect ten directors, and each of the directors was declared elected:

Directors	Shares For	Shares Withheld	Abstentions and Broker Non-Votes
E. Duff Scott	49,638,366	650,691	0
Paul J. Hastings	47,130,373	3,158,684	0
C. Boyd Clarke	49,646,625	642,432	0
Peter A. Crossgrove	49,644,877	644,180	0
Ronald D. Henriksen	49,647,560	641,497	0
Julia G. Levy	46,843,777	3,445,280	0
Alan C. Mendelson	49,120,145	1,168,912	0
Richard R. Vietor	49,647,906	641,151	0
George J. Vuturo	49,651,670	637,387	0
L. Jack Wood	49,644,608	644,449	0

(iv)	to confirm and approve amended and restated shareholder rights plan agreement.

The proxies received by us for the Meeting and votes cast at the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

Shares For	Shares Against	Abstentions and Broker Non-Votes
27,874,885	6,283,319	15,635,636
(v)	to remove application of pre-existing company provisions.

The proxies received by us for the Meeting and votes cast at the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

Shares For	Shares Against	Abstentions and Broker Non-Votes
34,516,049	96,975	15,635,636
(vi)	to delete series “A”, “B”, “C” and “D” First Preference Shares.

The proxies received by us for the Meeting and votes cast at the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

Shares For	Shares Against	Abstentions and Broker Non-Votes
34,507,223	99,021	15,634,586
(vii)	to approve new articles.

The proxies received by us for the Meeting and votes cast at the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

Shares For	Shares Against	Abstentions and Broker Non-Votes
33,102,267	505,881	16,635,636
(viii)	to reduce approval threshold for special resolutions from 3/4 of votes cast to 2/3 of votes cast.

The proxies received by us for the Meeting and votes cast at the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

Shares For	Shares Against	Abstentions and Broker Non-Votes
32,489,985	1,130,816	16,635,635
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.32	Deferred Share Unit Plan for Non-employee Directors;

10.34	Change of Control Agreement for Cameron Nelson;

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer;

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial Officer;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer;

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial Officer;

99.1	Risk Factors.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc.
(Registrant)

Date:	August 9, 2005	By:	/s/ Paul J. Hastings

Paul J. Hastings
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2005	By:	/s/ Cameron Nelson

Cameron Nelson
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.32	Deferred Share Unit Plan for Non-employee Directors;

10.34	Change of Control Agreement for Cameron Nelson;

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer;

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial Officer;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Paul J. Hastings, President and Chief Executive Officer;

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial Officer;

99.1	Risk Factors.