Form 10-Q
period 2005-09-30
QLT INC/BC
filed 2005-11-09
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Registrant’s telephone number, including area code: (604) 707-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined bin Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2005, the registrant had 92,460,891 outstanding Common Shares and 10,315,010 outstanding Stock Options.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2005

		PAGE
ITEM	PART I - FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	1

	Unaudited Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	1

	Unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and September 30, 2004	2

	Unaudited Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2005 and September 30, 2004	3

	Unaudited Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income for the three months and nine months ended September 30, 2005	4

	Notes to the Consolidated Financial Statements	6

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

4.	CONTROLS AND PROCEDURES	38

	PART II - OTHER INFORMATION

1.	LEGAL PROCEEDINGS	40

2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	40

3.	DEFAULTS UPON SENIOR SECURITIES	40

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

5.	OTHER INFORMATION	40

6.	EXHIBITS	41

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	September 30, 2005	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$206,698	$277,087
Short-term investment securities	241,914	102,765
Accounts receivable	58,227	56,600
Inventories (Note 3)	43,353	45,899
Current portion of deferred income tax assets	4,185	4,753
Other (Note 4)	22,127	13,521

	576,504	500,625

Property, plant and equipment	81,954	81,674
Deferred income tax assets	7,274	6,926
Intangibles, net (Note 5)	109,819	119,600
Goodwill (Note 2)	409,586	402,518
Other	3,809	4,906

	$1,188,946	$1,116,249

LIABILITIES
Current liabilities
Accounts payable	$9,272	$12,993
Accrued liabilities (Note 6)	17,610	19,528
Income taxes payable	20,130	—
Accrued restructuring charge (Note 7)	633	—
Current portion of deferred revenue	9,759	2,278

	57,404	34,799

Deferred income tax liabilities	48,736	52,171
Deferred revenue	3,205	—
Long-term debt	172,500	172,500

	281,845	259,470

CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	874,318	848,498
September 30, 2005 -92,648,880 shares
December 31, 2004 -92,021,572 shares
Additional paid in-capital	64,538	92,193
Accumulated deficit	(131,255)	(173,794)
Accumulated other comprehensive income	99,500	89,882

	907,101	856,779

	$1,188,946	$1,116,249

QLT Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars except share and per share information)	2005	2004	2005	2004

Revenues
Net product revenue	$56,989	$45,704	$166,517	$129,359
Net royalties	5,296	—	14,652	—
Contract research and development	1,701	849	9,917	2,904
Licensing and milestones	189	—	502	—

	64,175	46,553	191,588	132,263

Costs and expenses
Cost of sales	13,953	7,946	39,923	22,318
Research and development	18,254	12,200	54,775	32,867
Selling, general and administrative	8,330	2,966	18,063	11,354
Depreciation	2,139	802	5,867	2,527
Amortization of intangibles	1,327	—	5,109	—
Restructuring	—	—	3,388	—

	44,003	23,914	127,125	69,066

Operating income	20,172	22,639	64,463	63,197

Investment and other income (expense)
Net foreign exchange gains (losses)	513	(317)	3,700	297
Interest income	3,508	2,620	9,056	7,370
Interest expense	(1,603)	(1,583)	(4,763)	(4,659)
Other gains	—	1,912	—	1,912

	2,418	2,632	7,993	4,920

Income before income taxes	22,590	25,271	72,456	68,117

Provision for income taxes	(9,691)	(8,570)	(27,475)	(23,103)

Income before extraordinary gain	12,899	16,701	44,981	45,014

Extraordinary gain	—	—	—	10,393

Net income	$12,899	$16,701	$44,981	$55,407

Basic net income per common share
Income before extraordinary gain	$0.14	$0.24	$0.48	$0.65
Extraordinary gain	—	—	—	0.15

Net income	$0.14	$0.24	$0.48	$0.80

Diluted net income per common share
Income before extraordinary gain	$0.14	$0.24	$0.47	$0.62
Extraordinary gain	—	—	—	0.13

Net income	$0.14	$0.24	$0.47	$0.75

Weighted average number of common shares outstanding (thousands)
Basic	92,637	69,594	92,979	69,482
Diluted	92,919	79,618	103,293	79,736

QLT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars except per share information)	2005	2004	2005	2004

Cash flows from operating activities

Net income	$12,899	$16,701	$44,981	$55,407

Adjustments to reconcile net income to net cash from operating activities
Amortization of intangibles	1,327	—	5,109	—
Depreciation	2,139	802	5,867	2,527
Amortization of deferred financing expenses	287	267	845	770
Unrealized foreign exchange (gain) loss	(3,718)	(5,282)	(79)	2,669
Extraordinary gain	—	—	—	(10,393)
Deferred income taxes	877	5,490	1,375	18,315
Changes in non-cash operating assets and liabilities
Accounts receivable	1,829	(705)	(203)	(8,786)
Inventories	651	(3,650)	3,099	(1,086)
Other current assets	(1,472)	1,243	(7,142)	3,982
Accounts payable	(2,298)	1,835	(4,945)	(1,481)
Income taxes payable	7,294	(1,775)	19,065	(67)
Accrued restructuring charge	(219)	—	590	—
Other accrued liabilities	(596)	(1,002)	(8,570)	(4,874)
Deferred revenue	3,886	(178)	10,350	(2,094)

	22,886	13,746	70,342	54,889

Cash provided by (used in) investing activities
Short-term investment securities	71,471	286,798	(132,303)	192,041
Purchase of property, plant and equipment	(1,551)	(2,476)	(4,724)	(9,381)
Purchase costs related to Atrix Laboratories, Inc.	(84)	(1,416)	(968)	(2,134)
Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired	—	—	—	(2,316)

	69,836	282,906	(137,995)	178,210

Cash (used in) provided by financing activities
Common shares repurchased	—	—	(15,537)	—
Long-term debt (net)	—	(18)	—	(123)
Issuance of common shares	225	186	11,266	13,958

	225	168	(4,271)	13,835

Effect of exchange rate changes on cash and cash equivalents	7,388	22,355	1,535	14,773

Net decrease in cash and cash equivalents	100,336	319,175	(70,388)	261,707
Cash and cash equivalents, beginning of period	106,363	204,940	277,087	262,408

Cash and cash equivalents, end of period	$206,698	$524,115	$206,698	$524,115

Supplementary cash flow information:

Interest paid	$2,742	$2,730	$5,613	$5,879
Income taxes paid	1,522	5,806	5,560	5,806

QLT Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
	Common Shares		Additional	Other			Total
			Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Income (loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at December 31, 2003	68,892,027	$395,627	$—	$45,828	$(8,084)	—	$433,371

Shares issued for the acquisition of Atrix Laboratories, Inc.	22,283,826	436,094	—	—	—	—	436,094

Assumption of stock options and warrant on the acquisition of Atrix Laboratories, Inc.	—	—	93,896	—	—	—	93,896

Exercise of stock options at prices ranging from CAD $12.10 to CAD $34.75 per share and U.S.$5.29 to U.S.$14.23 per share	845,719	16,777	(1,703)	—	—	—	15,074

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	44,168	—	$44,168	44,168

Unrealized (loss) on available for sale securities	—	—	—	(114)	—	(114)	(114)
Net loss	—	—	—	—	(165,709)	(165,709)	(165,709)

Comprehensive loss	—	—	—	—	—	$(121,655)	—

Balance at December 31, 2004	92,021,572	$848,498	$92,193	$89,882 (1)	$(173,794)	—	$856,779

Exercise of stock options at prices ranging from CAD $17.33 to CAD $20.10 per share and U.S. $12.19 to U.S. $17.02 per share	381,787	7,747	(4,146)	—	—	—	3,601

Exercise of warrant at U.S. $3.39 per share	1,000,000	19,594	(16,204)	—	—	—	3,390

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(1,348)	—	$(1,348)	(1,348)

Unrealized (loss) on available for sale securities	—	—	—	(26)	—	(26)	(26)

Net income	—	—	—	—	15,256	15,256	15,256

Comprehensive income	—	—	—	—	—	$13,882	—

Balance at March 31, 2005	93,403,359	$875,839	$71,843	$88,508 (1)	$(158,538)	—	$877,652

Exercise of stock options at prices ranging from CAD $12.10 to CAD $13.35 per share and U.S. $2.63 to U.S. $11.82 per share	532,603	10,491	(6,447)	—	—	—	4,044

Common share repurchase	(1,355,600)	(13,095)	—	—	(2,442)	—	(15,537)

				Accumulated
	Common Shares		Additional	Other				Total
			Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income		Deficit	Income (loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(2,933)		—	$(2,933)	(2,933)

Unrealized (loss) on available for sale securities	—	—	—	(84)		—	(84)	(84)

Net income	—	—	—	—		16,826	16,826	16,826

Comprehensive income	—	—	—	—		—	$13,809	—

Balance at June 30, 2005	92,580,362	$873,235	$65,396	$85,491	(1)	$(144,154)	—	$879,968

Exercise of stock options at prices ranging from U.S.$2.63 to U.S. $5.62 per share.	68,518	1,083	(858)	—		—	—	225
Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	14,000		—	$14,000	14,000
Unrealized gain on available for sale securities	—	—	—	9		—	9	9

Net income	—	—	—	—		12,899	12,899	12,899

Comprehensive income	—	—	—	—		—	$26,908	—

Balance at September 30, 2005	92,648,880	$874,318	$64,538	$99,500	(1)	$(131,255)	—	$907,101

(1)	At December 31, 2004, March 31, 2005, June 30, 2005, and September 30, 2005 our accumulated other comprehensive income is related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized gain (loss) on available for sale securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology, urology, dermatology and oncology.
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
In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005, and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.
Principles of Consolidation
These consolidated financial statements include the accounts of QLT Inc. and its subsidiaries, all of which are wholly owned. The principal subsidiary included in our consolidated financial statements is QLT USA, Inc., incorporated in the state of Delaware in the United States of America. All significant intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in purchase business combinations, stock-based compensation, and provisions for taxes and contingencies. Actual results may differ from estimates made by management.
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company, QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiary, QLT USA, Inc. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
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

Before 2005, we had classified auction rate securities as cash and cash equivalents because of the short duration of their reset periods. These securities have been reclassified as short-term investment securities to conform with the current period’s presentation. As a result of this reclassification, our December 31, 2004 cash and cash equivalents decreased by $89.0 million to $277.1 million and correspondingly, our short-term investment securities increased by $89.0 million to $102.8 million. This reclassification has no impact on previously reported results of operations or financial covenants and does not affect the reported cash flows from operating or financing activities for the three and nine months ended September 30, 2004.
Long-lived and Intangible Assets
Occasionally we incur costs to purchase and construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives, are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially completed and ready for its intended use. Since 2003, we have been depreciating plant and equipment using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.
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
We periodically evaluate our long-lived assets for potential impairment under SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. If impairment recognition criteria in SFAS 144 have been met, we charge impairments of the long-lived assets to operations.
As of September 30, 2005, there were approximately $ 409.6 million of goodwill and approximately $ 109.8 million of net acquired intangibles on our consolidated balance sheet, all of which relates to the acquisition of Atrix Laboratories, Inc., or Atrix. We amortize acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates, and can materially impact our operating results.
Goodwill Impairment
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made at the time of our acquisition of Atrix, (Note 2 — “Business Combinations”) specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles of Atrix. During the quarter ended September 30, 2005, we performed our annual impairment test, and we did not identify any potential impairment as the fair value of our reporting units exceeded their carrying amounts. Impairment tests may be required in future periods before our next annual test and may result in changes in forecasts and estimates, resulting in impairment charges which could materially impact our reported results.
Revenue Recognition
  Net Product Revenue
Our net product revenues are primarily derived from sales of Visudyne® and Eligard®.
With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, we are responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue from the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by us (See Note 9 — “Net Product Revenue”). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of sales of Visudyne, this occurs upon “sell through” of Visudyne to the end customers.
With respect to Eligard, under the terms of our collaborative agreements with our marketing partners, we are responsible for the manufacture of Eligard and receive from our marketing partners an agreed upon sales price upon shipment to them. (We also earn royalties from certain marketing partners based upon their sales of Eligard products to end customers, which royalties are reported as net royalty revenue.) We recognize net sales revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our marketing partners, collectibility is reasonably assured and the price is fixed or determinable. Our Eligard marketing partners are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our marketing partners.
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
  Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts, we recognize contract research and development revenue over the term of the agreement consistent with the pattern of work performed. Amounts received under the collaborative agreements for work actually performed are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue.
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
Stock-Based Compensation
As allowed by SFAS 123, Accounting for Stock-based Compensation, or SFAS 123, we apply Accounting Principles Board, or APB, Opinion 25 and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that an entity has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. We have adopted the disclosure only provision for stock options granted to employees and directors, as permitted by SFAS 123.

The following pro forma financial information presents the net income per common share had we recognized stock-based compensation using a fair value based accounting method:
(In thousands of U.S. dollars, except per share information)

(Unaudited)	Three months ended		Nine months ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004

Net income
As reported	$12,899	$16,701	$44,981	$55,407
Add: Employee stock option expense	—	—	—	—

Less: Additional stock-based compensation expense under the fair value method	(1,818)	(2,509)	(5,873)	(8,748)

Pro forma	$11,081	$14,192	$39,108	$46,659

Basic net income per common share
As reported	$0.14	$0.24	$0.48	$0.80
Pro forma	$0.12	$0.20	$0.42	$0.67

Diluted net income per share
As reported	$0.14	$0.24	$0.47	$0.75
Pro forma	$0.12	$0.20	$0.42	$0.64

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
The weighted average fair value of stock options granted for the three months ended September 30, 2005 was CAD $2.72 whereas the fair value of stock options granted in the three months ended September 30, 2004 was valued at CAD $5.53. The weighted average fair value of stock options granted for the nine months ended September 30, 2005 was CAD $4.23 and U.S. $4.00 whereas the fair value of stock options granted in the nine months ended September 30, 2004 was valued at CAD $8.87. No U.S. dollar stock options were granted during the first nine months of 2004. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted value average assumptions (no dividends are assumed):

	Three months ended		Nine months ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004

Annualized volatility	47.7%	50.9%	46.9%	55.9%
Risk-free interest rate	3.4%	3.6%	3.4%	2.9%
Expected life (years)	2.5	2.5	2.5	2.5

In March 2005, our Board of Directors approved a Directors’ Deferred Share Unit Plan (the “DDSU Plan”) for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of their equity-based compensation in the form of deferred share units (“DSU’s”), each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the date of grant. A DSU is convertible into cash only (no shares are issued), and is automatically converted after the non-employee director ceases to be a member of the Board. The DSU’s vest monthly over 36 months from the date of grant. The value of a DSU, when converted to cash, is equivalent to the market value of a QLT common share at the time the conversion takes place. The obligations are accrued on a graded vesting basis and represent the market value of QLT’s common shares. The obligations are revalued each reporting period based on the changes in the graded vested amount of options outstanding and changes in the market value of QLT’s common shares, and recorded as compensation expense.
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
The following table sets out the computation of basic and diluted net income per common share:
(In thousands of U.S. dollars, except share and per share data)

(Unaudited)	Three months ended		Nine months ended
	September	September	September	September
	30, 2005	30, 2004	30, 2005	30, 2004

Numerator:
Income before extraordinary gain	$12,899	$16,701	$44,981	$45,014
Extraordinary gain	—	—	—	10,393

Net income	$12,899	$16,701	$44,981	$55,407
Effect of dilutive securities:
Convertible senior notes — interest expense	—	2,009	4,020	4,219

Adjusted income	$12,899	$18,710	$49,001	59,626

Denominator:(thousands)
Weighted average common shares outstanding	92,637	69,594	92,979	69,482
Effect of dilutive securities:
Stock options	282	331	621	561
Convertible senior notes	—	9,693	9,693	9,693

Diluted potential common shares	282	10,024	10,314	10,254

Diluted weighted average common shares outstanding	92,919	79,618	103,293	79,736

Basic net income per common share
Income before extraordinary gain	$0.14	$0.24	$0.48	$0.65
Extraordinary gain	—	—	—	0.15

Net income	$0.14	$0.24	$0.48	$0.80

Diluted net income per common share
Income before extraordinary gain	$0.14	$0.24	$0.47	$0.62
Extraordinary gain	—	—	—	$0.13

Net income	$0.14	$0.24	$0.47	$0.75

Excluded from the calculation of diluted net income per common share for the three months ended September 30, 2005 were 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes and 8,949,135 shares related to stock options because their effect was anti-dilutive. For the three months ended September 30, 2004, excluded from the calculation of diluted net income per common share were 5,496,914 shares related to stock options because their effect was anti-dilutive. For the nine months ended September 30, 2005 and 2004, excluded from the calculation of diluted net income per common share were 7,940,976 and 4,999,647 shares, respectively, related to stock options because their effect was anti-dilutive.
Recently Issued Accounting Standards
In September 2004, the EITF reached a consensus on Issue 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue 04-08 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. Previously, the potential dilutive effect of the conversion feature was excluded from diluted earnings per share until the contingent feature was met. Issue 04-08 results in contingently convertible debt instruments being included in diluted earnings per share computations regardless of whether the contingent features are met. The provisions of Issue 04-08 apply to reporting periods ending after December 15, 2004. The adoption of Issue 04-08 means that our diluted earnings per share calculation include the dilutive effect of contingently convertible debt when the effect is dilutive. Prior period diluted earnings per share amounts presented for comparative purposes have been restated to conform to this consensus, because the effect of approximately 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes was dilutive.
In November 2004, the FASB issued SFAS 151, Inventory Costs an amendment of ARB 43, Chapter 4. This Statement amends the guidance in ARB 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be treated as current period charges. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities during periods of below normal production. Our consolidated financial statements comply with the requirements of SFAS 151.
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
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion 20 and FASB Statement 3” (“SFAS 154”). This Statement replaces APB Opinion 20, “Accounting Changes” and FASB Statement 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material impact on our results of operations.
2. BUSINESS COMBINATION
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
The aggregate consideration for the acquisition of Atrix was $870.5 million, which included $325.6 million in cash, acquisition related expenditures of $15.0 million, and the issuance of 22.3 million common shares of QLT Inc. In connection with the acquisition, we also assumed all of the outstanding options and warrants to purchase Atrix common shares and exchanged them for options and warrants, respectively, to purchase our common shares. The total consideration paid for Atrix, including acquisition costs, was allocated based on management’s preliminary assessment as to the estimated fair values on the acquisition date. This preliminary assessment was finalized during the third quarter of 2005 upon the final determination of the fair value of the assets acquired and liabilities assumed. As a result, an adjustment was recorded to increase goodwill by $7.1 million, decrease intangible assets by $11.4 million, and decrease the related deferred income tax liability by $4.3 million to reflect the finalization of the value of intangible assets.

3. INVENTORIES

(In thousands of U.S. dollars)	September 30, 2005	December 31, 2004
(Unaudited)
Raw materials and supplies	$21,179	$14,340
Work-in-process	25,038	30,864
Finished goods	508	2,152
Provision for obsolete inventory	(551)	—
Provision for non-completion of product inventory	(2,822)	(1,457)

	$43,353	$45,899

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months and nine months ended September 30, 2005, we incurred charges to the provision for non-completion of $0.1 million and $0.8 million, respectively.
4. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	September 30, 2005	December 31, 2004
(Unaudited)
Visudyne inventory in transit held by Novartis Ophthalmics	$11,705	$8,981
Foreign exchange contracts	6,512	1,874
Prepaid expenses and other	3,910	2,666

	$22,127	$13,521

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
Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments.
5. INTANGIBLES, NET
Intangible assets subject to amortization consisted of the following:

			September 30, 2005	December 31, 2004
		Accumulated
(In thousands of U.S. dollars)	Cost	Amortization	Net Book Value	Net Book Value
(Unaudited)
Developed technology, net	$108,397	$6,171	$102,226	$111,653
Trademark	8,000	407	7,593	7,947

	$116,397	$6,578	$109,819	$119,600

‘Developed technology, net’ consisted of the portion of the purchase price from the acquisition of Atrix which related to FDA-approved products comprising certain Eligard, dermatology and dental products, net of estimated legal fees to defend the technology. Developed technology is being amortized on a straight-line basis over its estimated useful life of 16 years. Trademark consists of the portion of the purchase price from the acquisition of Atrix which relates to the Eligard trademark. The Eligard trademark is being amortized on a straight-line basis over its estimated useful life of 17 years. Our expected annual amortization related to our intangible assets for the next five years is approximately $7.4 million per year. During the third quarter we finalized our assessment of the fair value of the assets acquired and liabilities assumed related to the Atrix acquisition and recorded an adjustment reducing intangible assets by $11.4 million.

6. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2005	December 31, 2004
(Unaudited)
Royalties	$2,745	$3,158
Compensation	8,366	7,633
Marketing partners	796	2,992
Foreign exchange contracts	1,254	2,222
Atrix acquisition costs	164	714
Interest	442	1,745
Inventory in transit	1,902	—
Other	1,941	1,064

	$17,610	$19,528

7. RESTRUCTURING CHARGE
During 2005, we restructured our operations as a result of our acquisition of Atrix. We provided over 50 affected employees with severance and support to assist with outplacement. As a result, we recorded a $2.5 million restructuring charge in the three months ended March 31, 2005 and a charge of $ 0.9 million in the three months ended June 30, 2005 related to severance and termination costs. We expect to complete final activities associated with the restructuring in 2005. The details are as follows:

	Restructuring		Remaining accrual at
(In thousands of U. S. dollars)	charge	Cash paid	September 30, 2005
(Unaudited)
Severance and termination benefits accrued	$3,217	$(2,684)	$533
Other related expenses accrued	171	(71)	100

	$3,388	$(2,755)	$633

8. SHARE CAPITAL
(a)	Share Buy-Back Program

On April 28, 2005, we announced a share buy-back program pursuant to which we may purchase up to $50 million of our common shares over a two-year period. The share purchases would be made as a normal course issuer bid. All purchases would be effected in the open market through the facilities of The Toronto Stock Exchange and/or the NASDAQ Stock Market, and in accordance with all regulatory requirements. During the one-year period commencing May 4, 2005, we may purchase for cancellation up to 4,690,752 common shares, being 5% of the number of common shares outstanding. Within that limit, the actual number of common shares which may be purchased and the timing of any such purchases are determined by management. As of September 30, 2005, we have repurchased and cancelled 1.4 million common shares at an aggregate cost of $15.5 million.

(b)	Directors’ Deferred Share Unit Plan

In March 2005, our Board of Directors approved a Directors’ Deferred Share Unit Plan (“DDSU Plan”) for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of their equity-based compensation in the form of Deferred Share Units (“DSU”), each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the date of grant. A DSU is convertible into cash only (no shares are issued), and is automatically converted after the non-employee director ceases to be a member of the Board. The DSU’s will vest monthly over 36 months from the date of grant. The value of a DSU, when converted to cash, will be equivalent to the market value of a QLT common share at the time the conversion takes place. Under the DDSU Plan, in March 2005, non-employee directors of the Board were granted a total of 67,500 DSU’s. The grant of DSU’s in 2005 was made in lieu of the annual stock option grant to non-employee directors. As of September 30, 2005 there were 60,000 DSU’s outstanding.

(c)	Stock Options

Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

		Exercise Price
(In Canadian dollars)	Number of Options	Per Share Range
(Unaudited)
Outstanding at December 31, 2004	6,430,398	$12.10 - 108.60
Granted	1,099,700	8.15 - 20.75
Exercised	(16,944)	12.10 - 13.35
Cancelled	(2,145,194)	9.84 - 108.60

Outstanding at September 30, 2005	5,367,960	$8.15 - 108.60

Stock option activity with respect to all other Company option plans is presented below:

		Exercise Price
(In U.S. dollars)	Number of Options	Per Share Range
(Unaudited)
Outstanding at December 31, 2004	5,970,865	$2.63 - 17.82
Granted	332,500	12.37 - 12.37
Exercised	(965,964)	2.63 - 16.22
Cancelled	(104,234)	10.65 - 17.82

Outstanding at September 30, 2005	5,233,167	$2.63 - 17.82

Additional information relating to stock options outstanding under the 1998 Plan and the 2000 Plan as of September 30, 2005, is presented below:

(In Canadian dollars)
(Unaudited)	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $10.00	295,014	$8.41	4.96	925	$9.84
$10.01 - $17.50	1,363,817	14.21	3.48	738,696	13.74
$17.51 - $25.00	719,997	22.13	1.85	669,964	22.22
$25.01 - $37.50	1,426,823	32.24	2.22	1,106,659	32.12
$37.51 - $50.00	1,550,240	39.37	0.67	1,550,240	39.37
$50.01 - $108.60	12,069	71.40	0.10	12,069	71.40

	5,367,960			4,078,553

Additional information relating to stock options outstanding under all other Company option plans as of September 30, 2005, is presented below:

(In U.S. dollars)	Options Outstanding			Options Exercisable
(Unaudited)
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $5.00	170,770	$4.29	4.61	170,770	$4.29
$5.01 - $7.50	446,081	5.69	4.47	446,081	5.69
$7.51 - $10.00	915,389	8.66	6.38	915,389	8.66
$10.01 - $12.50	1,146,249	11.80	6.35	880,388	11.63
$12.51 - $15.00	669,487	13.54	6.85	669,487	13.54
$15.01 - $17.82	1,885,191	16.28	8.60	1,885,191	16.28

	5,233,167			4,967,306

(d) Warrant
As part of our acquisition of Atrix, on November 19, 2004 we assumed an outstanding warrant entitling the holder to purchase up to 1,000,000 of our common shares at a net exercise price of $3.39 per share. The warrant was exercised in January 2005.
9. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2005	2004	2005	2004
(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$123,733	$113,954	$376,521	$324,350
Less: Marketing and distribution costs	(32,497)	(31,452)	(104,653)	(94,088)
Less: Inventory costs	(5,104)	(7,020)	(18,601)	(19,502)
Less: Royalties	(2,757)	(2,578)	(8,371)	(7,302)

	$83,375	$72,904	$244,896	$203,458

QLT share of remaining revenue on final sales by Novartis Ophthalmics (50%)	$41,688	$36,452	$122,448	$101,729
Add: Inventory costs reimbursed to QLT	4,353	5,530	14,495	15,853
Add: Royalties reimbursed to QLT	2,656	2,575	8,103	7,272
Add: Other costs reimbursed to QLT	1,242	1,147	3,597	4,505

Revenue from Visudyne® as reported by QLT	$49,939	$45,704	$148,643	$129,359

Net product revenue from Eligard® and other products	7,050	—	17,874	—

	$56,989	$45,704	$166,517	$129,359

For the three months ended September 30, 2005, approximately 41% of total Visudyne sales were in the U.S., with Europe and other markets responsible for the remaining 59%. For the same period in 2004, approximately 50% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 50%.
For the nine months ended September 30, 2005, approximately 40% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 60%. For the same period in 2004, approximately 47% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 53%.

As a result of our acquisition of Atrix in November 2004, our net product revenue for the three and nine months ended September 30, 2005 included $7.1 million and $17.9 million of revenue from Eligard and other Atrix products.
10. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
As at September 30, 2005 and December 31, 2004, the carrying amounts for our cash and cash equivalents, short-term investment securities, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. Our investment in common shares of Diomed Holdings Inc. is carried at fair value based on quoted market prices. Our long-term debt comprises $172.5 million aggregate principal amount of convertible senior notes which had a fair value of $157.6 million as of September 30, 2005 as published by an independent investment bank. These notes are not listed on any securities exchange or included in any automated quotation system. The published value may not be reliable as the amounts cannot be independently verified and not all trades are reflected.
With respect to the concentration of credit risk, our accounts receivable, as at September 30, 2005 and December 31, 2004, comprised primarily amounts owing from Novartis Ophthalmics.
We purchase goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earn most of our revenues in U.S. dollars and Euros (“EUR”). We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net income (primarily in U.S. dollars and Euros) and cash flows (in U.S. dollars and Swiss francs (“CHF”)). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts, as at September 30, 2005, was approximately $6.1 million, which was included in our results of operations. At September 30, 2005, we have outstanding forward foreign currency contracts as noted below.

(Unaudited)	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts	2005 - 2006	USD 40.0	1.21130 per USD

Swiss franc / Canadian dollar option-dated forward contracts	2005 - 2006	CHF 58.9	1.05024 per CHF

Canadian dollar / Swiss franc average rate forward contracts	2005	CAD 4.5	1.04970 per CHF

Canadian / U.S. dollar average rate forward contracts	2005	CAD 39.7	1.21186 per USD

Australian dollar (AUD) / Swiss franc average rate forward contracts	2005	AUD 2.0	0.86160 per AUD

Euro / Swiss franc average rate forward contracts	2005	EUR 11.4	1.52690 per EUR

U.S. dollar / Swiss franc average rate forward contracts	2005	USD 1.1	1.15280 per USD

Great Britain pound (GBP) / Swiss franc average rate forward contracts	2005	GBP 1.0	2.13630 per GBP

Japanese yen (JPY) / Swiss franc average rate forward contracts	2005	JPY 134.6	0.01138 per JPY

11. SEGMENTED INFORMATION
We operate in one industry segment, which is the business of developing, manufacturing, and commercialization of therapeutics for human health care. Our chief operating decision makers review our operating results on an aggregate basis and manage our operations as a single operating segment.
Details of our revenues by product category are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2005	2004	2005	2004
(Unaudited)
Net product revenue and royalties
Visudyne®	$49,939	$45,704	$148,643	$129,359
Eligard®	9,528	—	24,004	—
Generic dermatology programs	1,961	—	5,515	—
Other	856	—	3,007	—
Contract research and development	1,701	849	9,917	2,904
Licensing and milestones	189	—	502	—

	$64,175	$46,553	$191,588	$132,263

Details of our revenues and property, plant and equipment by geographic segments are as follows:

	For the three months ended		For the nine months ended
Revenues	September 30,		September 30,
(In thousands of U.S. dollars)	2005	2004	2005	2004
(Unaudited)
United States	$30,792	$25,625	$95,470	$72,377
Europe	23,463	15,658	68,175	47,644
Canada	4,167	2,659	11,859	7,041
Other	5,754	2,611	16,086	5,200

	$64,175	$46,553	$191,588	$132,263

Property, plant and equipment	September	December
(In thousands of U.S. dollars)	30, 2005	31,2004
(Unaudited)
Canada	$54,824	$54,152
United States	27,130	27,523

	$81,954	$81,674

Revenues are attributable to a geographic segment based on the location of: (a) the customer, for net product revenue and royalties; and (b) the head office of the collaborative partner, in the case of revenues from contract research and development and collaborative arrangements.
12. CONTINGENCIES
(a) TAP Litigation
United States
In 2003, TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against us, in a U.S. federal court in the Northern District of Illinois Eastern Division, alleging that the Eligard delivery system infringes a patent, U.S. Patent No.4,728,721 (the “‘721 patent”) licensed to TAP Pharmaceuticals by the two other plaintiffs. The ‘721 patent expires on May 1, 2006. A jury trial on the validity of the ‘721 patent and a bench trial on a related issue of inequitable conduct are scheduled for December 2005. If this lawsuit is not resolved in our favor, we may be enjoined from manufacturing and selling some or all of our Eligard® products in the U.S. until the patent expires in May 2006, and/or may be required to pay financial damages, which could be substantial.
Germany
On June 1, 2004, our Eligard marketing collaborator, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking a nullification of the European equivalent to the 721 patent, European Patent 0 202 065 (the “‘065 patent”).
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH sought a provisional injunction in the Regional Court Hamburg, Germany, on the basis that the marketing of Eligard by MediGene and Yamanouchi in Germany violated the ‘065 patent. The Court denied that request.
On June 28, 2004, the Takeda companies and Wako filed a complaint in the Regional Court Düsseldorf, Germany, against MediGene and Yamanouchi, alleging infringement of the ‘065 patent.
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the claims asserted by the Takeda companies and Wako in their subsequent infringement suit are null and void in Germany on the grounds of lack of novelty. Takeda and Wako have appealed that decision. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision.
The final outcomes of both disputes are not presently determinable or estimable and there can be no assurance that the matters will be finally resolved in our favor. If the lawsuits are not resolved in our favor, we might be obliged to pay damages, or an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, and might be subject to such equitable relief as a court may determine (which could include an injunction or a remedy combining some or all of those remedies foregoing).
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
MEEI appealed the decision of the Court to the U.S. District Court of Appeals. On February 18, 2005 the Court of Appeals issued its ruling, upholding the dismissal of five of MEEI’s eight claims, and remanding three claims to trial on the basis that they should not have been determined on summary judgment. On March 4, 2005, we petitioned the Court of Appeals for a panel rehearing and a rehearing en banc by the full court. On April 7, 2005, the Court issued an order allowing our petition for panel rehearing in part and denying it in part. Our petition for rehearing en banc was denied without prejudice to refiling after the panel’s decision on the rehearing. The original three-judge panel reconsidered, but ultimately did not change its decision to remand three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets) for trial before the District Court. In July, 2005 we filed a petition for rehearing en banc, and are awaiting the Court’s ruling.
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
In January 2005, the Court ordered in our favour in one of our counterclaims and declared that the inventorship of the ‘303 patent be corrected to add QLT as joint inventors. That ruling gives us the right, as co-owner, to exploit the patent in issue. MEEI has appealed this decision to the Court of Appeals for the Federal Circuit.
The final outcomes of both of the above lawsuits are not presently determinable or estimable and there can be no assurance that the matters will be finally resolved in our favor. If the lawsuits are not resolved in our favor, we might be obliged to pay damages, or an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, and might be subject to such equitable relief as a court may determine (which could include an injunction or a remedy combining some or all of those remedies foregoing).

13. RECONCILIATION FROM U.S. GAAP TO CANADIAN GAAP
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
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of our net income as reported in U.S. GAAP and our net income computed in accordance with Canadian GAAP for the three and nine months ended September 30, 2005 and 2004.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars, except per share amounts)	2005	2004	2005	2004
(Unaudited)
Net income, U.S. GAAP	$12,899	$16,701	$44,981	$55,407
Stock based compensation charge (a)	(1,818)	(2,510)	(5,873)	(8,748)
Amortization of in-process research and development (b)	(3,471)	—	(10,412)	—
Imputed interest on convertible debt (c)	(1,892)	(1,678)	(5,501)	(4,954)
Unrealized foreign exchange gain (loss) on convertible debt (c)	(795)	(1,431)	12	(606)
Goodwill impairment charge (d)	(230,000)	—	(230,000)	—
Provision for income taxes on above items (b), (e)	1,646	—	4,140	19

Net (loss) income, Canadian GAAP	$(223,431)	$11,082	$(202,653)	$41,118

Basic net (loss) income per common share, Canadian GAAP
(Loss) income before extraordinary gain	$(2.41)	$0.16	$(2.18)	$0.44
Extraordinary gain	—	—	—	0.15

Net (loss) income	$(2.41)	$0.16	$(2.18)	$0.59

Diluted net income per common share
(Loss) income before extraordinary gain	$(2.41)	$0.16	$(2.18)	$0.44
Extraordinary gain	—	—	—	0.15

Net (loss) income	$(2.41)	$0.16	$(2.18)	$0.59

Weighted average number of common shares outstanding (in thousands)
Basic	92,637	69,594	92,979	69,482
Diluted	92,637	69,793	92,979	69,818
The following is a reconciliation of our balance sheet information as reported in U.S. GAAP and our balance sheet information computed in accordance with Canadian GAAP as of September 30, 2005 and December 31, 2004.

(In thousands of United States dollars)	September 30, 2005	December 31, 2004
(Unaudited)
Total assets under U.S. GAAP	$1,188,946	$1,116,249
Short-term investments (f)	3	11
Future income tax assets (e)	(3,577)	—
Intangibles, net (b)	224,007	234,419
Goodwill (b)	(140,320)	89,680
Other long-term assets (f)	175	133

Total assets under Canadian GAAP	$1,269,234	$1,440,492

Total liabilities under U.S. GAAP	281,845	259,470
Future income tax liabilities (b), (e)	80,764	88,433
Long-term debt (c)	(19,496)	(24,439)

Total liabilities under Canadian GAAP	$343,113	$323,464

Total shareholders’ equity under U.S. GAAP	$907,101	$856,779
Common shares (a), (g), (h)	(2,452)	(2,518)
Contributed surplus (a)	57,721	51,917
Equity component of convertible debt (c)	33,500	33,500
(Deficit) Retained earnings (i)	(75,438)	172,194
Cumulative translation adjustment(j)	5,689	5,156

Total shareholder’s equity under Canadian GAAP	$926,121	$1,117,028

(a)	Effective January 1, 2004, we adopted the fair value method of accounting for all employee and non-employee stock-based compensation for Canadian GAAP purposes. We adopted this new Canadian GAAP accounting standard on a retroactive basis, without restatement of prior periods. Compensation expense is recorded for stock options issued to employees using the fair value method. We utilize the Black-Scholes option pricing model and calculate the fair value of stock options issued and amortize the fair value to stock compensation expense over the vesting period. We adjust the amortization for stock option forfeitures and cancellations. Under U.S. GAAP, we have adopted the disclosure only provision of SFAS 123 for stock options granted to employees and directors.

(b)	Under Canadian GAAP, acquired in-process research and development (“IPR&D”) projects are recorded as an intangible asset and amortized over their useful life. On November 19, 2004, we acquired IPR&D of $236.0 million through the acquisition of Atrix Laboratories, Inc. Accordingly, this amount was capitalized for Canadian GAAP purposes and is being amortized using the straight-line method over its useful life of seventeen years. As a result of book-tax basis differences attributable to IPR&D, an additional deferred tax liability of $89.7 million has been recorded. During the quarter ended September 30, 2005, the future income tax liability was adjusted by $1.3 million for Canadian GAAP purposes to reflect the reduction in the temporary difference due to the amortization of the IPR&D. Under U.S. GAAP, IPR&D are expensed at time of acquisition.

(c)	In 2003, we completed a private placement of $172.5 million aggregate principal amount of convertible senior notes. Under Canadian GAAP, an amount of $33.5 million, representing the estimated value of the right of conversion, was allocated to the shareholders’ equity as the equity component of the convertible debt. Furthermore, with bifurcation, accretion expense is recorded as interest expense under Canadian GAAP. Under U.S. GAAP, bifurcation of debt is not required. In addition, foreign exchange gains/losses are calculated for the full face value of the debt under U.S. GAAP, and calculated only on the liability component under Canadian GAAP.

(d)	During the third quarter of 2005, we performed our annual impairment test for goodwill and recorded, under Canadian GAAP, a non-cash impairment charge of $230.0 million. The charge reduces the carrying amount of goodwill under Canadian GAAP to $269.3 million. Under U.S. GAAP, as explained in (b) above, we expensed IPR&D at the time of acquisition which had the effect of lowering the carrying value of the assets we acquired from Atrix as compared to Canadian GAAP. With this lower carrying value, the fair value of the reporting unit that contains the goodwill exceeded its carrying value and therefore no impairment of goodwill occurred under U.S. GAAP.

(e)	The differences between Canadian GAAP and U.S. GAAP assets and liabilities resulted in different deferred tax assets and deferred tax liabilities under the respective GAAP’s. Furthermore, investment tax credits are calculated using different formulas for Canadian and U.S. GAAP purposes due to different forecasted earnings under the respective GAAP’s. Under U.S. GAAP, the benefits of investment tax credits are recorded as part of the tax provision. Under Canadian GAAP, such tax credits are classified against the expenditure to which they relate, which is research and development.

(f)	We hold certain investments which under Canadian GAAP are recorded at historical costs adjusted for permanent impairment. Under U.S. GAAP they are recorded as available-for-sale securities. Such securities are required to be marked to market, with unrealized holding gains and losses recorded in other comprehensive income.

(g)	Under Canadian GAAP, beneficial conversion features attached to certain historical preferred shares were not included in share capital. Under U.S. GAAP, in prior years, a beneficial conversion feature attached to certain preferred shares was accreted as a return to the preferred shareholders. This resulted in an increase in the stated amount of historical share capital.

(h)	In 2000 and 2001, we accelerated the vesting of certain employee stock options as part of their severance. Under U.S. GAAP we recorded compensation expense and additional paid in capital in shareholders’ equity equal to the intrinsic value of the options and under Canadian GAAP there was no charge recorded.

(i)	Certain adjustments to retained earnings are required to account for the accumulated historical differences between Canadian GAAP and U.S. GAAP as discussed in the other parts of this note.

(j)	The cumulative translation adjustment resulting from the translation of our Canadian functional currency financial statements into U.S. dollar for reporting purposes differs between Canadian GAAP and U.S. GAAP due to the difference in the value of our assets and liabilities under the respective GAAP’s.

(k)	Recent accounting policy developments include the following:
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
The following presents the conversion of the Company’s unaudited consolidated comparative financial statements from Canadian GAAP to U.S. GAAP:

QLT Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

			December 31, 2004
			Comparative as
	September 30, 2005	December 31, 2004	previously reported
(In thousands of U.S. dollars)	(US GAAP)	(US GAAP)	(Canadian GAAP)

ASSETS
Current assets
Cash and cash equivalents	$206,698	$277,087	$277,087
Short-term investment securities	241,914	102,765	102,776
Accounts receivable	58,227	56,600	56,600
Inventories	43,353	45,899	45,899
Current portion of deferred/future income tax assets	4,185	4,753	4,753
Other	22,127	13,521	13,521

	576,504	500,625	500,636

Property, plant and equipment	81,954	81,674	81,674
Deferred/Future income tax assets	7,274	6,926	6,926
Intangibles, net	109,819	119,600	354,019
Goodwill	409,586	402,518	492,198
Other long-term assets	3,809	4,906	5,039

	$1,188,946	$1,116,249	$1,440,492

LIABILITIES
Current liabilities
Accounts payable	$9,272	$12,993	$12,993
Income taxes payable	20,130	—	—
Accrued restructuring charge	633	—	—
Accrued liabilities	17,610	19,528	19,528
Current portion of deferred revenue	9,759	2,278	2,278

	57,404	34,799	34,799

Deferred/Future income tax liabilities	48,736	52,171	140,604
Deferred revenue	3,205	—	—
Long-term debt	172,500	172,500	148,061

	281,845	259,470	323,464

SHAREHOLDERS’ EQUITY
Share capital
Authorized
500,000,000 common shares without par value 5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	874,318	848,498	845,980
September 30, 2005 – 92,648,880 shares December 31, 2004 –92,021,572 shares
Additional paid in capital/Contributed surplus	64,538	92,193	144,110
Equity component of convertible debt	—	—	33,500
Accumulated deficit	(131,255)	(173,794)	(1,600)
Accumulated other comprehensive income / Cumulative translation adjustments	99,500	89,882	95,038

	907,101	856,779	1,117,028

	$1,188,946	$1,116,249	$1,440,492

QLT Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	2004	2005	2004	2004
			Comparatives as			Comparatives as
			previously			previously
	(US	(US	reported	(US	(US	reported
(In thousands of U.S. dollars except per share information)	GAAP)	GAAP)	(Canadian GAAP)	GAAP)	GAAP)	(Canadian GAAP)

Revenues
Net product revenue	$56,989	$45,704	$45,704	$166,517	$129,359	$129,359
Net royalties	5,296	—	—	14,652	—	—
Contract research and development	1,701	849	849	9,917	2,904	2,904
Licensing and milestones	189	—	—	502	—	—

	64,175	46,553	$46,553	191,588	132,263	$132,263

Costs and expenses
Cost of sales	13,953	7,946	7,946	39,923	22,318	22,318
Research and development	18,254	12,200	13,755	54,775	32,867	38,744
Selling, general and administrative	8,330	2,966	3,311	18,063	11,354	12,578
Depreciation	2,139	802	802	5,867	2,527	2,527
Amortization of intangibles	1,327	—	—	5,109	—	—
Restructuring	—	—	—	3,388	—	—

	44,003	23,914	25,814	127,125	69,066	76,167

Operating income	20,172	22,639	20,739	64,463	63,197	56,096

Investment and other income (expense)
Net foreign exchange gains	513	(317)	(1,748)	3,700	297	(309)
Interest income	3,508	2,620	2,620	9,056	7,370	7,370
Interest expense	(1,603)	(1,583)	(3,261)	(4,763)	(4,659)	(9,613)
Other gains	—	1,912	1,912	—	1,912	1,912

	2,418	2,632	(477)	7,993	4,920	(640)

Income before income taxes	22,590	25,271	20,262	72,456	68,117	55,456

Provision for income taxes	(9,691)	(8,570)	(9,180)	(27,475)	(23,103)	(24,731)

Income before extraordinary gain	12,899	16,701	11,082	44,981	45,014	30,725

Extraordinary gain	—	—	—	—	10,393	10,393

Net income	$12,899	$16,701	$11,082	$44,981	$55,407	$41,118

Basic net income per common share
Income before extraordinary gain	$0.14	$0.24	$0.16	$0.48	$0.65	$0.44
Extraordinary gain	—	—			0.15	0.15

Net income	$0.14	$0.24	$0.16	$0.48	$0.80	$0.59

Diluted net income per common share
Income before extraordinary gain	$0.14	$0.24	$0.16	$0.47	$0.64	$0.44
Extraordinary gain	—	—	—	—	0.15	0.15

Net income	$0.14	$0.24	$0.16	$0.47	$0.79	$0.59

Weighted average number of common shares outstanding (thousands)
Basic	92,637	69,594	69,594	92,979	69,482	69,482
Diluted	92,919	79,618	69,793	103,293	79,736	69,818

QLT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	2004	2005	2004	2004
			Comparatives			Comparatives
			as previously			as previously
			reported			reported
	(US	(US	(Canadian	(US	(US	(Canadian
(In thousands of U.S. dollars except per share information)	GAAP)	GAAP)	GAAP)	GAAP)	GAAP)	GAAP)

Cash flows from operating activities
Net income	$12,899	$16,701	$11,082	$44,981	$55,407	$41,118
Adjustments to reconcile net income to net cash from operating activities:
Amortization of intangibles	1,327	—	—	5,109	—	—
Depreciation	2,139	802	802	5,867	2,527	2,527
Stock-based compensation	—	—	2,510			8,748
Amortization of deferred financing expenses	287	267	267	845	770	770
Implied interest on convertible debt	—	(5,282)	1,677	(79)	2,669	4,953
Unrealized foreign exchange losses	(3,718)	—	(3,849)	—	(10,393)	3,276
Extraordinary gain	—	5,490	—	1,375	18,315	(10,393)
Deferred/Future income taxes	877	—	6,099	—		19,942
Benefit of investment tax credits included in operating expenses			(610)			(1,646)
Changes in non-cash operating assets and liabilities:
Accounts receivable	1,829	(705)	(705)	(203)	(8,786)	(8,786)
Inventories	651	(3,650)	(3,650)	3,099	(1,086)	(1,086)
Other current assets	(1,472)	1,243	1,243	(7,142)	3,982	3,982
Accounts payable	(2,298)	1,835	1,835	(4,945)	(1,481)	(1,481)
Income taxes payable	7,294	(1,775)	(1,775)	19,065	(67)	(67)
Accrued restructuring charge	(219)	—	—	590	—	—
Other accrued liabilities	(596)	(1,002)	(1,002)	(8,570)	(4,874)	(4,874)
Deferred revenue	3,886	(178)	(178)	10,350	(2,094)	(2,094)

	22,886	13,746	13,746	70,342	54,889	54,889

Cash provided by (used in) investing activities
Short-term investment securities	71,471	286,798	286,798	(132,303)	192,041	192,041
Purchase of property, plant and equipment	(1,551)	(2,476)	(2,476)	(4,724)	(9,381)	(9,381)
Purchase costs related to Atrix Laboratories, Inc.	(84)	(1,416)	(1,416)	(968)	(2,134)	(2,134)
Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired	—			—	(2,316)	(2,316)

	69,836	282,906	282,906	(137,995)	178,210	178,210

Cash provided by (used in) financing activities
Common shares repurchased	—	—	—	(15,537)	—	—
Long-term debt (net)	—	(18)	(18)	—	(123)	(123)
Issuance of common shares	225	186	186	11,266	13,958	13,958

	225	168	168	(4,271)	13,835	13,835

Effect of exchange rate changes on cash and cash equivalents	7,388	22,355	22,355	1,535	14,773	14,773

Net (decrease) increase in cash and cash equivalents	100,336	319,175	319,175	(70,388)	261,707	261,707
Cash and cash equivalents, beginning of period	106,363	204,940	204,940	277,087	262,408	262,408

Cash and cash equivalents, end of period	$206,698	$524,115	$524,115	$206,698	$524,115	$524,115

Supplementary cash flow information:
Interest paid	$2,594	$2,730	$2,730	$5,208	$5,879	$5,879
Income taxes paid	1,522	5,806	5,806	5,506	5,806	5,806

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
We caution that actual outcomes and results may differ materially from those expressed in our forward-looking statements because such statements are predictions only and they are subject to a number of important risk factors and uncertainties. Risk factors and uncertainties which could cause actual results to differ from what is expressed or implied by our forward-looking statements are described in more detail in our most recent Annual Report on Form 10-K under the headings: “Business — “Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to the Consolidated Financial Statements” and in our Form 10-Q for the period ended June 30, 2005. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report, unless an earlier date is indicated, and, except as required by law and the rules and regulations of the SEC and Canadian regulatory authorities, we undertake no obligation to update or revise the statements.
OVERVIEW
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology, urology, dermatology and oncology. Our company was formed in 1981 under the laws of the Province of British Columbia, Canada.
Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our most significant commercial product, Visudyne®, utilizes PDT to treat the eye disease known as the wet-form of age related macular degeneration, or wet AMD, the leading cause of blindness in people over 55 in North America and Europe.
Visudyne is commercially available in more than 70 countries, including the U.S., Canada, Japan and the European Union countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or CNV, and in over 40 countries for the form of wet AMD known as occult subfoveal CNV. Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. It is also approved in more than 55 countries, including the U.S., Canada and the European Union countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries (including the U.S. and Canada) Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. QLT developed and commercializes Visudyne through a contractual arrangement with Novartis Ophthalmics (a division of Novartis Pharma AG).
In November 2004, we acquired Atrix Laboratories, Inc., a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. With our acquisition of Atrix (now our wholly owned subsidiary, QLT USA, Inc. or QLT USA) we have expanded and diversified our portfolio of approved products, products in development or under regulatory review, and proprietary technologies.

In addition to our lead commercial product Visudyne, as a result of the Atrix acquisition, we now market, through commercial partners, the Eligard® group of products for the treatment of prostate cancer and a line of dermatology products. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including most European countries, Canada, Australia and a number of Latin American countries.
Our newly acquired portfolio of dermatology products consists of both proprietary and generic products that are commercialized, or in various stages of development. In July 2005, our lead proprietary dermatology product, Aczone™, received FDA approval for the topical treatment of acne vulgaris. We acquired marketing rights to Aczone™ in July 2005, following the termination of a Collaboration, Licensing, and Supply agreement previously entered into between QLT USA and Astellas US LLC. Our generic dermatology business, which is part of a 50/50 joint venture with Sandoz, Inc., currently comprises six marketed products and four under regulatory review.
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
RECENT DEVELOPMENTS
On September 25, 2005, our Board of Directors announced the departure of our former president and chief executive officer, Paul J. Hastings, and at the same time, Robert L. Butchofsky, our former senior vice president, marketing and sales, was named acting chief executive officer effective immediately.
On September 20, 2005, we announced that preliminary analysis of the data from our Visudyne in Occult clinical trial, or VIO, did not achieve the primary end point at the two year time point. VIO is part of a broader series of trials conducted with Visudyne in patients with predominantly occult CNV. Two earlier trials, VIP (Visudyne in Photodynamic Therapy) and VIM (Visudyne in Minimally Classic), have previously demonstrated evidence of efficacy in this patient population. We are still conducting further analyses on relevant subgroups. The results of the full efficacy and safety analyses together with the combined evidence from the three trials will be discussed in the upcoming meeting of the Data and Safety monitoring committee and in advisory boards.
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
We paid aggregate consideration of $870.5 million ($325.6 million in cash, $436.1 million in common shares, $93.9 million in other equity, and $15.0 million in acquisition related expenditures) for the Atrix business. We allocated the total consideration for Atrix, including acquisition costs, based on our preliminary assessment as to the estimated fair values on the acquisition date. This preliminary assessment was finalized during the third quarter of 2005 upon the final determination of the fair value of the assets acquired and liabilities assumed. As a result, an adjustment was recorded to increase goodwill by $7.1 million, decrease intangible assets by $11.4 million, and decrease the related deferred income tax liability by $4.3 million to reflect the finalization of the value of intangible assets..
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in the purchase business combinations, and provisions for taxes and contingencies. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company, QLT Inc., and the U.S. dollar is the functional currency for the U.S. subsidiary, QLT USA, Inc. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss). As of September 30, 2005, our accumulated other comprehensive income totalled $99.5 million.
Revenue Recognition
Net Product Revenue
Our net product revenues are primarily derived from sales of Visudyne® and Eligard®.
With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics we are responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-customers, and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs upon “sell through” of Visudyne to the end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis Ophthalmics’ ability to market and distribute Visudyne to end customers.
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

Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts we recognize contract research and development revenue over the term of the agreement consistent with the pattern of work performed. Amounts received under the collaborative agreements for work actually performed are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue.
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
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to end customers. Cost of sales related to the production of various Eligard, generic dermatology, and dental products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and dental products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or in the case of Visudyne, by Novartis Ophthalmics to third parties. While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. For Visudyne, we record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs between $0.7 million and $1.4 million, depending on the stage of production. We provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory.
Stock-Based Compensation
As allowed by the provisions of SFAS 123, Accounting for Stock-based Compensation, or SFAS 123, we apply Accounting Principles Board, Opinion 25, or APB 25, and related interpretations in the accounting for employee stock option plans. SFAS 123 requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Estimates of fair value are determined using the Black-Scholes option pricing model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. We have adopted the disclosure only provision for stock-based compensation for stock options granted to employees and directors, consistent with SFAS 123. If we had adopted a fair value based method for stock-based compensation under SFAS 123, the impact on our net income per common share would have been as described in Note 1 in “Notes to the Consolidated Financial Statements”.

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
Research and Development
Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. The allocation of overhead expenses requires us to make estimates as to the type and level of support required by our research and development programs. Changes in the composition of our workforce and the types of support activities are factors that can influence our allocation of overhead expenses. Research and development costs are expensed as incurred. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred.
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits are included as part of the provision for income taxes. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and /or rates, changing interpretations of existing tax laws or regulations, future levels of research and development spending, and changes in overall levels of pretax earnings. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized.
Legal Proceedings
We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our potentially material legal proceedings are discussed in Note 12 to the consolidated financial statements. As of September 30, 2005, no reserve has been established related to these proceedings.
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
We periodically evaluate our long-lived assets for potential impairment under SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. If impairment recognition criteria in SFAS 144 have been met, we charge impairments of the long-lived assets to operations.
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
As of September 30, 2005, there were approximately $409.6 million of goodwill and approximately $109.8 million of net acquired intangibles on our consolidated balance sheet, all of which relates to the acquisition of Atrix Laboratories, Inc., or Atrix. We amortize acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates and can materially impact our operating results.
Impairment of Goodwill
In accordance with SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made at the time of acquisition of Atrix specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles. During the quarter ended September 30, 2005, we performed our annual impairment test and we did not identify any potential impairment as the fair value of our reporting units exceeded their carrying amounts. Our estimates of fair value are based upon factors such as projected future revenue, probability of success of our products in development, and other uncertain elements requiring significant judgements. While we use available information to prepare our estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests may be required in future periods before our next annual test and may result in changes in forecasts and estimates, resulting in impairment charges which could materially impact our future reported results.
Recently Issued and Recently Adopted Accounting Standards
In September 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share. Issue 04-08 addresses the issue of when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings per share. Previously, the potential dilutive effect of the conversion feature was excluded from diluted earnings per share until the contingent feature was met. Issue 04-08 results in contingently convertible debt instruments being included in diluted earnings per share computations regardless of whether the contingent features are met. The provisions of Issue 04-08 apply to reporting periods ending after December 15, 2004. The adoption of Issue 04-08 has resulted in our diluted earnings per share calculation including the dilutive effect of contingently convertible debt when the effect is dilutive. Prior period diluted earnings per share amounts presented for comparative purposes have been restated to conform to this method.
In November 2004, FASB issued SFAS 151, Inventory Costs an amendment of ARB 43, Chapter 4. This Statement amends the guidance in ARB 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be treated as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities during periods of below normal production. Our consolidated financial statements comply with the requirements of SFAS 151.

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
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion 20 and FASB Statement 3” (“SFAS 154”). This Statement replaces APB Opinion 20, “Accounting Changes” and FASB Statement 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. We believe the adoption of SFAS 154 will not have a material impact on our results of operations.

RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2005, we recorded net income of $12.9 million and $45.0 million, or $0.14 and $0.47 diluted net income per common share. These results compare with net income of $16.7 million and $55.4 million, or $0.24 and $0.47 diluted net income per common share, for the three and nine months ended September 30, 2004. During the three months ended March 31, 2004, we recorded a $10.4 million extraordinary gain resulting from the Kinetek acquisition. Excluding the extraordinary gain, net income remained flat at $45.0 million for the nine months ended September 30, 2005 in comparison to September 30, 2004. For the three months ended September 30, 2005, net income decreased from $16.7 million to $12.9 million primarily as a result of the additional expenses related to the programs acquired as part of the Atrix acquisition and costs related to the departure of our former president and chief executive officer (“CEO”).
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2005	2004	2005	2004
(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$123,733	$113,954	$376,521	$324,350
Less: Marketing and distribution costs	(32,497)	(31,452)	(104,653)	(94,088)
Less: Inventory costs	(5,104)	(7,020)	(18,601)	(19,502)
Less: Royalties	(2,757)	(2,578)	(8,371)	(7,302)

	$83,375	$72,904	$244,896	$203,458

QLT share of remaining revenue on final sales by Novartis Ophthalmics (50%)	$41,688	$36,452	$122,448	$101,729
Add: Inventory costs reimbursed to QLT	4,353	5,530	14,495	15,853
Add: Royalties reimbursed to QLT	2,656	2,575	8,103	7,272
Add: Other costs reimbursed to QLT	1,242	1,147	3,597	4,505

Revenue from Visudyne® as reported by QLT	$49,939	$45,704	$148,643	$129,359

Net product revenue from Eligard® and other products	7,050	—	17,874	—

	$56,989	$45,704	$166,517	$129,359

For the three months ended September 30, 2005, revenue from Visudyne of $49.9 million increased by $4.2 million (or 9%) over the three months ended September 30, 2004. The increase was primarily due to a 9% increase in Visudyne sales which resulted from continued market growth in Europe and Japan. In the three months ended September 30, 2005, approximately 41% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 50% in the three months ended September 30, 2004. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 33.7% in the three months ended September 30, 2005, up from 32% in the three months ended September 30, 2004. Marketing and distribution costs rose slightly to $32.5 million for the three months ended September 30, 2005, compared to $31.5 million in the three months ended September 30, 2004.
As a result of our acquisition of Atrix in November 2004, our net product revenue for the three months ended September 30, 2005 included $7.1 million from Eligard and other dermatology and dental products as compared to nil for the same period in 2004.
For the nine months ended September 30, 2005, revenue from Visudyne sales of $148.6 million increased by $19.3 million (or 15%) over the nine months ended September 30, 2004. The increase was primarily due to a 16% increase in Visudyne sales which resulted from continued market growth in Europe and Japan and favorable foreign exchange rates. In the nine months ended September 30, 2005, approximately 40% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 47% in the nine months ended September 30, 2004. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 32.5% in the nine months ended September 30, 2005, up from 31.4% in the nine months ended September 30, 2004, as a result of an increase in Visudyne sales. Marketing and distribution costs rose to $104.7 million for the nine months ended September 30, 2005, compared to $94.1 million in the nine months ended September 30, 2004, due primarily to increases in advertising and promotion and sales force expenses.
As a result of our acquisition of Atrix in November 2004, our net product revenue for the nine months ended September 30, 2005 included $17.9 million from Eligard and other dermatology and dental products as compared to nil for the same period in 2004.
Net Royalties
As a result of our acquisition of Atrix, we have $5.3 million of net royalties related to Eligard and other dermatology and dental products for the three months ended September 30, 2005, and $14.7 million for the nine months ended September 30, 2005, as compared to nil for the same period in 2004.
Contract Research and Development Revenue
We received non-refundable research and development funding from Sanofi-Aventis Group, Novartis Ophthalmics, Astellas US LLC and other strategic partners, which was recorded as contract research and development revenue. For the three months ended September 30, 2005, contract research and development revenue totalled $1.7 million, an increase of 100% as compared to the same period in 2004. For the nine months ended September 30, 2005, contract research and development revenue increased 241% in comparison to the same period in 2004. The increase in both cases was primarily due to contract research and development programs added as a result of the Atrix acquisition. As a result of the termination in July 2005 of the Collaboration, Licensing and Supply agreement previously entered into between QLT USA and Astellas US LLC, we will not be receiving any further contract revenue and development funding from Astellas US LLC in relation to Aczone.
Costs and Expenses
Cost of Sales
For the three months ended September 30, 2005, cost of sales increased 76% to $14.0 million compared to $7.9 million for the same period in 2004 and for the nine months ended September 30, 2005, cost of sales increased 79% to $39.9 million from $22.3 million in the same period in 2004. Cost of sales related to revenue from Visudyne decreased from $7.9 million to $7.4 million in the three months ended September 30, 2005 when compared to the same period in 2004, as a result of lower Visudyne manufacturing costs. Cost of sales related to the revenue from Visudyne increased from $22.3 million to $24.5 million in the nine months ended September 30, 2005, compared to the same period in 2004. This increase is a result of the increase in Visudyne sales in the year offset slightly by lower Visudyne manufacturing costs. Cost of sales in the three and nine months ended September 30, 2005 also included $6.5 million and $15.4 million related to revenue from Eligard and other products acquired in our acquisition of Atrix.
Research and Development
Research and development, or R&D, expenditures increased 50% to $18.3 million for the three months ended September 30, 2005, compared to $12.2 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, expenditures increased 67% to $54.8 million, compared to $32.9 million for the same period in 2004. The increase in both cases was primarily due to R&D expenses for Eligard, Aczone, Octreotide and other projects related to the Atrix acquisition.
Selling, General and Administrative Expenses
For the three months ended September 30, 2005, selling, general and administrative, or SG&A, expenses increased 181% to $8.3 million compared to $3.0 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, SG&A expenses increased 59% to $18.1 million from $11.4 million for the same period in 2004. The increases were related to additional SG&A expenses from the acquisition of Atrix and costs of $2.9 million related to the departure of our former CEO. SG&A expenses include certain overhead expenses associated with the manufacture of products.

Depreciation Expense
Depreciation expense relates to the depreciation of property, plant, and equipment. For the three months ended September 30, 2005, depreciation expense of $2.1 million increased 167% compared to $0.8 million for the same period in 2004. For the nine months ended September 30, 2005, depreciation expense increased 132% to $5.9 million from $2.5 million in the same period in 2004. The increase in depreciation is a result of the addition of property, plant, and equipment from the Atrix acquisition.
Amortization of Intangibles
Amortization of intangibles for the three and nine months ended September 30, 2005 of $1.3 million and $5.1 million is related to the developed technology and trademark intangibles acquired in our acquisition of Atrix on November 19, 2004. The estimated fair value of the trademark relates to the Eligard trademark and the estimated fair value of developed technology relates to FDA-approved products existing at the time of acquisition (certain Eligard, dermatology and dental products). Developed technology and trademark intangibles are being amortized over their expected useful lives of 16 to 17 years, respectively.
Restructuring
During the first half of 2005, we restructured our operations as a result of our acquisition of Atrix. We provided over 50 affected employees with severance and support to assist with outplacement. As a result, we recorded a $3.4 million restructuring charge in the nine months ended September 30, 2005, related to severance and termination costs. We estimate that the restructuring will result in annual savings of $5.1 million. We expect restructuring activities to be completed by the end of 2005.
Investment and Other Income
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the three months ended September 30, 2005, we recorded net foreign exchange gains of $0.5 million versus net foreign exchange losses of $0.3 million in the same period in 2004. For the nine months ended September 30, 2005, we recorded net foreign exchange gains of $3.7 million versus net foreign exchange gains of $0.3 million in the same period. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates”.)
Details of our net foreign exchange gains (losses) were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
(In thousands of U.S. dollars)
Cash and cash equivalents and short-term investments	$(8,892)	$(9,635)	$(5,242)	$(4,465)
U.S. dollar long-term debt	8,913	9,446	5,622	4,813
Foreign exchange contracts	2,729	1,706	6,997	283
Foreign currency receivables and payables	(2,237)	(1,834)	(3,677)	(334)

Net foreign exchange gains	$513	$(317)	$3,700	$297

Interest Income
For the three months ended September 30, 2005, interest income increased to $3.5 million from $2.6 million for the same period in 2004, and for the nine months ended September 30, 2005, interest income increased to $9.1 million from $7.4 million compared to the same period in 2004. The increase in yields on short-term investments and increase in cash generated from operations offset the reduction in cash due to cash payments related to the acquisition of Atrix in November 2004. Our treasury policy is focused on minimizing risk of loss of principal.

Interest Expense
Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to this placement. For the three and nine months ended September 30, 2005, interest expense of $1.6 million and $4.8 million, respectively, is essentially equal to the same period in 2004.
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
Income taxes
Income tax expense increased 13% to $9.7 million for the three months ended September 30, 2005, compared to $8.6 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, income tax expense increased 19% to $27.5 million, compared to $23.1 million for the same period in 2004. The increase during the three months and nine months ended September 30, 2005 is due to higher earnings at our Canadian operations and the valuation allowance applied to the tax benefits of our U.S. operations which prevented us from utilizing the tax benefits in the current year. As of September 30, 2005, we had valuation allowances against specifically identified tax assets. The valuation allowances are reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowances are adjusted accordingly. In regards to our effective tax rate, key items that impact our effective tax rates include research and development tax credits, valuation allowances against tax benefits of QLT USA, Inc., and permanent differences associated with the acquisition of Atrix.
OUTLOOK FOR 2005
The statements contained in this section are forward-looking. See the “Special Note Regarding Forward-looking Statements”.
Based on recent events and current trends in Eligard sales, we have revised our Eligard sales range from $90-$115 million to a new range of $80-$90 million. Total sales for Eligard in 2004 were $84 million. Eligard sales are product sales by third parties pursuant to contractual agreements with us. Our product revenue from Eligard sales is described under “Revenue Recognition”.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.
The primary drivers of our operating cash flows during the three and nine months ended September 30, 2005 were cash receipts from product revenues, and royalties, and cash payments related to the following: R&D activities, SG&A expenses, raw materials purchases, contract manufacturing fees for the manufacture of Visudyne, manufacturing costs related to the production of Eligard, interest expense related to our convertible notes, income tax instalments and the share buyback program.
For the three months ended September 30, 2005, we generated $22.9 million of cash from operations as opposed to $13.8 million for the same period in 2004. Higher cash receipts from Visudyne sales and contract research and development ($54.9 million as opposed to $45.5 million in the same period in 2004), cash receipts from QLT USA product sales, royalties, contract research and development and licensing and milestone payments ($14.3 million as opposed to nil in the same period in 2004), and higher foreign exchange contract gains of $1.6 million as compared to the same period in 2004, lower income tax instalments ($1.5 million as opposed to $5.8 million) were offset by increased operating and inventory related expenditures of $19.4 million and a $1.9 million milestone received from Axcan Pharma Inc. in 2004 for which no similar amount was received in the current period. We began paying cash income tax instalments in Canada in the third quarter of 2004 when we started incurring liability for cash taxes. Previously, our deferred tax assets (tax losses and other deductions from prior periods) were sufficient to eliminate cash taxes. We expect to be cash taxable in Canada (having utilized the majority of our tax losses and other tax assets) in 2005 as well.
During the three months ended September 30, 2005, capital expenditures offset by a decrease in short term investments accounted for the most significant cash flows provided by investing activities. In the three months ended September 30, 2005, we used $1.6 million for the purchase of property, plant and equipment.
For the three months ended September 30, 2005 our cash flows provided by financing activities consisted primarily of cash receipts of $0.2 million from stock option exercises.
For the nine months ended September 30, 2005, we generated $70.3 million of cash from operations as opposed to $54.9 million for the same period in 2004. Higher cash receipts from Visudyne sales and contract research and development ($156.7 million as opposed to $122.6 million in the same period in 2004), cash receipts from QLT USA related product sales, royalties, contract research and development and licensing and milestone payments ($44.2 million as opposed to nil in the same period in 2004), foreign exchange contract gains of $1.3 million as compared to losses of $2.2 million in the same period in 2004, and higher interest income of $1.5 million , were offset by increased operating and inventory related expenditures of $66.4 million and a $1.9 million milestone received from Axcan Pharma Inc. for which no similar amount was received in the current year.
During the nine months ended September 30, 2005, the Atrix acquisition, capital expenditures, and an increase in short term investments accounted for the most significant cash outlays for investing activities. In the nine months ended September 30, 2005, we used $1.0 million for purchase costs related to Atrix. We also used $4.7 million for the purchase of property, plant and equipment, primarily related to our pilot manufacturing facility in Vancouver.
For the nine months ended September 30, 2005, our cash flows used in financing activities consisted primarily of common shares repurchased for $15.5 million offset by cash receipts of $11.3 million from stock option and warrant exercises.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2005, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 20 days. If market interest rates were to increase immediately and uniformly by 10% of levels at September 30, 2005, the fair value of the portfolio would decline by an immaterial amount.
At September 30, 2005, we had $448.6 million in cash, cash equivalents and short-term investments (approximately $277.6 million denominated in U.S. dollars) and $172.5 million of U.S. dollar-denominated debt. Of the $277.6 million U.S. dollar-denominated balance, $173.3 million was held by our Canadian parent company, approximately offsetting our U.S. dollar-denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash, cash equivalents and short-term investments would be mostly offset by the decline in the fair value of our $ 172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of the U.S. subsidiary is the U.S. dollar, the U.S. dollar-denominated cash, cash equivalents and short-term investments holdings of our U.S. subsidiary do not result in foreign currency gains and losses in operations.
Before 2005, we had classified auction rate securities as cash and cash equivalents because of the short duration of their reset periods. These securities have been reclassified as short-term investment securities to conform with the current period’s presentation. As a result of this reclassification, our December 31, 2004 cash and cash equivalents decreased by $89.0 million to $277.1 million and correspondingly, our short-term investment securities increased by $89.0 million to $102.8 million. This reclassification has no impact on previously reported results of operations or financial covenants and does not affect the reported cash flows from operating or financing activities for the three and nine months ended September 30, 2004.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future net income and cash flows. The net unrealized gain in respect of such foreign currency contracts, for the three and nine months ended September 30, 2005, were approximately $1.7 million and $6.1 million, respectively, and were included in our results of operations.

We purchase goods and services primarily in Canadian and U.S. dollars and earn a significant portion of our revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.
Contractual Obligations
Our material contractual obligations as of September 30, 2005 comprised our long term debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our 2004 Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 10 to the unaudited consolidated financial statements as well as our 2004 annual report on Form 10-K.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Part I Item 1 Financial Statements — Notes to the Consolidated Financial Statements — Note 12 Contingencies”, and is incorporated by reference herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of common shares on a monthly basis during the third quarter of 2005:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

July 1, 2005 through July 31, 2005	—	—	—	3,335,152
August 1, 2005 through August 31, 2005	—	—	—	3,335,152
September 1, 2005 through September 30, 2005	—	—	—	3,335,152

Total	—	—	—	3,335,152

On April 28, 2005, we announced a share buy-back program pursuant to which we may purchase up to $50 million of our common shares over a two-year period. The share purchases have been made as a normal course issuer bid. All purchases have been effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, in accordance with all regulatory requirements. During the one-year period commencing May 4, 2005, we may purchase for cancellation up to 4,690,752 common shares, being 5% of the number of common shares outstanding. As of September 30, 2005 we purchased 1,355,600 common shares for $15.5 million under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, Acting Chief Executive Officer;

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial Officer;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, Acting Chief Executive Officer;

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial Officer;

10.35	Employment agreement dated effective September 26, 2005 between QLT Inc. and Robert L. Butchofsky

10.36	Change of control letter agreement dated September 26, 2005 from QLT Inc. to Robert L. Butchofsky

10.37	Employment agreement dated effective November 8, 2005 between QLT Inc. and Cameron Nelson.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc.
(Registrant)

Date: November 9, 2005	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
Acting Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	By:	/s/ Cameron Nelson
Cameron Nelson
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, Acting Chief Executive Officer;

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial Officer;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, Acting Chief Executive Officer;

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron Nelson, Vice President, Finance and Chief Financial Officer;

10.35	Employment agreement dated effective September 26, 2005 between QLT Inc. and Robert L. Butchofsky

10.36	Change of control letter agreement dated September 26, 2005 from QLT Inc. to Robert L. Butchofsky

10.37	Employment agreement dated effective November 8, 2005 between QLT Inc. and Cameron Nelson.