Form 10-K
period 2005-12-31
QLT INC/BC
filed 2006-03-15
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17082
QLT Inc.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

887 Great Northern Way, Vancouver, B.C., Canada	V5T 4T5
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (604) 707-7000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, without par value
Common Share Purchase Rights
(Title of class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005 the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S $10.42, as reported on The NASDAQ Stock Market) was approximately U.S $964,687,372.
     As of March 10, 2006 the registrant had 90,375,031 outstanding common shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2005) for its annual meeting to be held on May 9, 2006, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Note regarding references to QLT
Throughout this Form 10-K , the words “we”, “us”, “our”, the “Company” and “QLT” refer to QLT Inc., and our wholly owned subsidiary, QLT USA, Inc. (“QLT USA”), unless stated otherwise.
Note regarding Currency and Accounting Standards
In this Annual Report on Form 10-K all dollar amounts are in U.S. dollars, except where otherwise stated, and financial reporting is made in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Effective December 31, 2002, we adopted U.S. GAAP as our primary basis of disclosure on Form 10-K. In addition, on December 31, 2002, we adopted the U.S. dollar as our reporting currency. Prior to that date we reported in Canadian dollars and in accordance with Canadian generally accepted accounting principles, or Canadian GAAP.
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company, QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiary, QLT USA.
Note regarding Exchange Rates
The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

	2005	2004	2003	2002	2001
High	$1.2703	$1.3970	$1.5750	$1.6128	$1.6023
Low	1.1507	1.1775	1.2923	1.5108	1.4933
Average	1.2115	1.3017	1.4008	1.5704	1.5487
Period End	1.1656	1.2034	1.2923	1.5800	1.5925
NOTICE REGARDING WEBSITE ACCESS TO COMPANY REPORTS
     We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those Reports, as soon as reasonably practicable after we electronically file them with the SEC. Our website address is: www.qltinc.com.

QLT INC.
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005

QLT INC.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate”, “project”, “expect”, “forecast”, “outlook”, “plan”, “intend”, estimate”, “should”, “may”, “assume”, “continue”, and variations of such words or similar expressions are intended to identify our forward-looking statements. Forward looking statements (and information) include, but are not limited to, those in which we state:
•	anticipated levels of future sales of our products;

•	our expectations regarding the effect of competition on sales of our products;

•	anticipated future operating results;

•	our expectations as to the outcome of the patent litigation commenced against QLT USA and Sanofi-Synthelabo, Inc. by TAP Pharmaceuticals, Inc. and its co-plaintiffs;

•	our expectations regarding the other pending intellectual property litigation against us;

•	our plans to divest our non-core dermatology business and related manufacturing facilities;

•	the anticipated timing and progress of clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for, receipt of and our ability to maintain regulatory approvals for our products; and

•	the anticipated timing for, receipt of and our ability to maintain reimbursement approvals for our products in development.
We caution that actual outcomes and results may differ materially from those expressed in our forward-looking statements because such statements are predictions only and they are subject to a number of important risks factors and uncertainties. Risk factors and uncertainties which could cause actual results to differ from what is expressed or implied by our forward-looking statements are described in this Annual Report under the headings: “Business — Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to the Consolidated Financial Statements”. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report, unless an earlier date is indicated, and, except as required by law and the rules and regulations of the SEC and Canadian regulatory authorities, we undertake no obligation to update or revise the statements.
PART I

Item 1.	BUSINESS
Overview
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize our proprietary platform drug delivery system, Atrigel®, to develop new pharmaceutical products.
Our company was formed in 1981 under the laws of the Province of British Columbia, Canada. In November 2004, we acquired Atrix Laboratories, Inc., a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. With our acquisition of Atrix (now our wholly owned subsidiary, QLT USA) we have expanded and diversified our portfolio of approved products, products in development or under regulatory review, and proprietary technologies. (For product revenues, see our Consolidated Financial Statements — Note 15).
Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our lead commercial product, Visudyne®, utilizes PDT to treat the eye disease known as wet age related macular degeneration, or wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe.

Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or CNV, and in over 50 countries for the form of wet AMD known as occult subfoveal CNV. Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. It is also approved in more than 60 countries, including the U.S., Canada and the European Union countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. QLT develops and commercializes Visudyne through a co-development, manufacturing and commercialization agreement with Novartis Ophthalmics of Switzerland (a division of Novartis Pharma AG).
In addition to our lead commercial product Visudyne, we now market (through commercial partners) the Eligard® line of products for the treatment of prostate cancer, and a line of dermatology products. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including most European countries, Canada, Australia, New Zealand and a number of Latin American countries. In addition to the U.S., Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month) are also approved in Canada, Australia and New Zealand. However, in connection with the ongoing patent litigation commenced by TAP Pharmaceuticals, Inc. and its co-plaintiffs in the United States, the marketing partner for Eligard in the United States and Canada, Sanofi-Synthelabo, Inc., or Sanofi-Sythelabo has suspended the sales of Eligard in the United States from early March 2006 to May 1, 2006 (see Item 3. Legal Proceedings).
Our efforts to increase our portfolio of products are ongoing. We also have a number of product candidates that utilize the Atrigel drug delivery system in our pipeline. We carry out research and pre-clinical projects in our core therapeutic area of ophthalmology, and other areas such as dermatology. We also conduct contract research and development work on product candidates of third parties using the Atrigel drug delivery system in a number of therapeutic areas from which we can potentially derive royalty revenue upon commercialization.
Our portfolio of dermatology products consists of both proprietary and generic products that are commercialized, under regulatory review, or in various stages of development. Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005. Although Aczone is approved in the U.S., it is not yet marketed. A decision with respect to the commercialization of Aczone is pending the outcome of an additional Phase IV clinical study and submission to the FDA to remove a restriction currently on the approved label for the product (see Item 1. Business — Our Approved Products — Aczone). Our generic dermatology business, which is part of a development and commercialization arrangement with Sandoz, Inc., currently comprises seven approved products, six of which are currently marketed, two additional ones that are tentatively approved (final approval pending patent expiration of the original compounds) and four products under regulatory review. To further focus our business on the research and development of proprietary products in our core therapeutic areas, we have previously announced that we are planning to divest our non-core dermatology assets, including the generic dermatology business and our manufacturing facilities associated with the dermatology business.

OUR APPROVED PRODUCTS

Product/Indication	Location(s)	Collaborative Partner(s)
Visudyne®

	Over 75 countries	Novartis Opthalmics
including the U.S.,
Canada, Japan, Australia,
Predominantly classic subfoveal choroidal	New Zealand and those of
neovascularization, or CNV, in wet age-related macular	the European Union
degeneration, or AMD

Occult with no classic subfoveal CNV in AMD	Over 50 countries	Novartis Opthalmics
including Japan,
Australia, New Zealand,
Switzerland and those of
the European Union

Subfoveal CNV due to pathologic myopia	Over 60 countries	Novartis Opthalmics
including the U.S.,
Canada, and those of the
European Union

Predominantly classic subfoveal CNV due to presumed ocular histoplasmosis syndrome	U.S.	Novartis Opthalmics

Minimally Classic CNV in AMD	Japan	Novartis Opthalmics

Eligard® 7.5-mg one-month(1)

Prostate cancer	Over 30 countries,	Sanofi-Synthelabo(1),
	including the U.S.,	Mayne Pharma,
	Canada, Australia, New	MediGene/Astellas,
	Zealand, 25 European	Tecnofarma
Union countries,
Switzerland, and a number
of Latin American
countries

Eligard® 22.5-mg three-month(1)

Prostate cancer	Over 30 countries,	Sanofi-Synthelabo(1),
	including the U.S.,	Mayne Pharma,
	Canada, Australia, New	MediGene/Astellas,
	Zealand, 25 European	Tecnofarma
Union countries,
Switzerland and a number
of Latin America
countries

Eligard® 30.0-mg four-month(1)

Prostate cancer	U.S., Canada, Australia	Sanofi-Synthelabo(1),
	and New Zealand	Mayne Pharma

Eligard® 45.0-mg six-month formulation(1)

Prostate cancer	U.S., Canada and Australia	Sanofi-Synthelabo(1),
Mayne Pharma

(1) Sanofi-Synthelabo has advised that in connection with the ongoing patent litigation with TAP Pharmaceuticals, Inc. it has suspended sales of Eligard in the U.S. from early March 2006 until May 1, 2006. See Item 3. Legal Proceedings.

Product/Indication	Location(s)	Collaborative Partner(s)
Aczone™

Acne vulgaris	U.S.	Not partnered
A further Phase IV
clinical study is being
conducted prior to making
any decision with respect
to the commercialization
of Aczone.

Lidocaine 2.5% / Prilocaine 2.5% Cream an AB-rated generic to EMLA® Anesthetic Cream

Topical anesthetic	U.S.	Sandoz

Mometasone Furoate Ointment USP, 0.1% an AB-rated generic to Elocon® Ointment 0.1%

Topical corticosteroid	U.S.	Sandoz

Erythromycin and Benzoyl Peroxide Topical gel, USP, 3%; 5%, an AB-rated Generic to Benzamycin®

Topical Anti-Acne	U.S.	Sandoz

Betamethasone Dipropionate Cream USP, 0.05% (augmented) an AB-rated generic to Diprolene® AF Cream 0.05%

Topical corticosteroid	U.S.	Sandoz

Fluticasone Propionate Cream, 0.05%, an AB-rated generic to Cutivate™ cream, 0.05%

Topical corticosteroid	U.S.	Sandoz

Ketoconazole Shampoo, 2%

Dandruff	U.S.	Sandoz

OUR PRODUCTS UNDER REGULATORY REVIEW

Product/Indication	Location(s)	Status
Eligard® 7.5-mg one-month

Prostate Cancer	Four countries outside of North America and the European union.	Marketing authorization application filed
Eligard® 22.5-mg three-month

Prostate Cancer	Three countries outside of North America and the European union.	Marketing authorization application filed
Eligard® 30.0-mg four-month

Prostate Cancer	Three countries outside of North America and the European union.	Marketing authorization application filed
Eligard® 45.0-mg six-month

Prostate Cancer	Germany, and three countries outside of North America and the European union	Marketing authorization application filed

Aczone™

Acne vulgaris	Canada	Marketing
authorization
application filed

Four Prescription Generic Products	U.S.	Four ANDAs under review

Mometasone Furoate Lotion USP, 0.1% an AB-rated Generic of Elocon® Lotion 0.1%

Topical corticosteroid	U.S.	Tentative approval
granted, expected
effective November
2007

Mometasone Furoate Cream USP, 0.1% an AB-rated Generic of Elocon® Lotion 0.1%

Topical corticosteroid	U.S.	Tentative approval
granted, expected
effective April 2007

OUR PRODUCTS IN DEVELOPMENT

Product/Indication	Location(s)	Status
Eligard® 3.75-mg one-month

Prostate Cancer	Japan	Phase III
completed.
Finalizing
non-clinical
investigations

Lemuteporfin

Benign prostatic hyperplasia	U.S. and Canada	Phase II study
ongoing. Product
failed to meet the
primary endpoints
at the three month
follow up
time-point. A
review of the six
month follow up
data will be
undertaken when the
data is available
in 2006

Aczone™

Rosacea	U.S.	Phase II study
ongoing. Enrolment
in the Phase II
study was completed
in March 2006

Octreotide-Atrigel® — three-month

Symptoms of acromegaly	U.S. and Russia	IND filed. Phase
IIa studies planned
to begin enrolment
in 2006

GHRP -1- Atrigel® — one-month

Malnutrition	U.S.	Plan to file IND
and Phase I/IIa
study in 2006

Our Approved Products
Visudyne®
Visudyne is a photosensitizer which we developed with Novartis Ophthalmics for the treatment of choroidal neovascularization, or CNV, due to wet AMD, the leading cause of severe vision loss in people over the age of 55 in North America and Europe. We have been co-developing Visudyne with Novartis Ophthalmics since 1995 pursuant to a product co-development, manufacturing and distribution agreement. Under that agreement, we are responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution.
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
Visudyne® Approvals
Predominantly Classic CNV in AMD
Visudyne has been approved for marketing for predominantly classic subfoveal CNV in AMD in over 75 countries, including the U.S., Canada, Japan, Australia, New Zealand and those of the European Union.
Occult with no Classic CNV in AMD
In the occult form of wet AMD a different pattern of CNV leakage is evident, and patients present with lesions that do not contain any classic-like leakage as determined using fluorescein angiography. Visudyne has been approved for the occult form of CNV in over 50 countries, including Australia, New Zealand, Switzerland, Japan and those of the European Union. (For more information regarding the status of regulatory approval and reimbursement for Visudyne therapy in the occult form of the disease, see “Expansion and Improvement of Visudyne Therapy — Occult AMD” below).
CNV due to Pathologic Myopia (PM)
Pathologic myopia, or PM, is a degenerative form of near-sightedness that occurs largely in persons aged 30 to 50 and can result in CNV. Based on proprietary market research, we estimate that the worldwide incidence of CNV secondary to PM is approximately 50,000 new patients every year. We have received regulatory approval of Visudyne for the treatment of subfoveal CNV due to PM in over 60 countries, including the U.S., Canada and those of the European Union.
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
Regulatory approval in Japan
In October 2003, health authorities in Japan approved Visudyne therapy for all types of subfoveal CNV in AMD. In April 2004, we received reimbursement approval for Visudyne therapy from the Japanese authorities. Regulatory approval in Japan for the laser device used in Visudyne therapy was obtained by Carl Zeiss-Meditic AG in early 2004. Lumenis Japan, Ltd. has withdrawn their application for Japanese regulatory approval of the Lumenis laser device used with Visudyne therapy.
Eligard®
Our proprietary Eligard products for prostate cancer incorporate a luteinizing hormone-releasing hormone agonist, or LHRH agonist, known as leuprolide acetate with our proprietary Atrigel drug delivery system. The Atrigel® technology allows for sustained delivery of leuprolide acetate for periods ranging from one month to six months. Eligard is the subject of ongoing patent litigation with TAP Pharmaceuticals, Inc. and its co-plaintiffs (see Item 3. Legal Proceedings).
Clinical trials have demonstrated that the sustained release of a LHRH agonist decreases testosterone levels to suppress tumor growth in patients with hormone-responsive prostate cancer. The Phase III results for the Eligard 7.5-mg one-month, 22.5-mg three-month, 30.0-mg four-month and 45.0-mg six-month products demonstrated low testosterone levels with 99% of completing patients achieving and maintaining suppression levels equivalent to castration.
Our Eligard products are injected subcutaneously as a liquid. The polymers precipitate after injection forming a solid implant in the body that slowly releases the leuprolide as the implant is bioabsorbed.
Eligard® 7.5-mg One-Month Product
Eligard® 7.5-mg one-month product has been approved for marketing for prostate cancer in over 30 countries, including the U.S., Canada, 25 European Union countries, Australia, New Zealand and a number of Latin American countries.
Eligard® 22.5-mg Three-Month Product
Eligard® 22.5-mg three-month product has been approved for marketing for prostate cancer in over 30 countries, including the U.S., Canada, 25 European Union countries, Australia, New Zealand and a number of Latin America countries.
Eligard® 30.0-mg Four-Month Product
Eligard® 30.0-mg four-month product has been approved for marketing for prostate cancer in the U.S., Canada, Australia and New Zealand.
Eligard® 45.0-mg Six-Month Product
Eligard® 45.0-mg six-month product has been approved for marketing for prostate cancer in the U.S., Canada, and Australia.

Aczone™
In July 2005, we received approval from the FDA for Aczone, our proprietary product for the treatment of acne vulgaris. Aczone incorporates dapsone, an anti-inflammatory and anti-microbial drug, with our proprietary solvent microparticle system or SMP™.
In approving Aczone, the FDA required a restriction to be placed on the label for Aczone requiring that patients be screened to detect if they are predisposed to one type of anemia (hemolytic anemia) because of a specific enzyme deficiency, G6PD (Glucose 6-phosphate dehydrogenase) deficiency. Patients who have this enzyme deficiency will need to be monitored by their physician with regular blood counts if they are prescribed Aczone. In the Aczone clinical trial program, 1.4% of about 3500 patients had this disorder which is consistent with the incidence in the general North American population. Certain populations, mainly males of African American descent, have a higher reported incidence of approximately 10-14%. In response to that label restriction, QLT is currently undertaking a post-approval Phase IV study in 60 acne patients who have G6PD deficiency. These patients will be followed for approximately six months after enrollment (including three months treatment with Aczone). If QLT believes that the results of that study support the removal of the G6PD label restriction from the Aczone label, QLT expects to then submit an application to the FDA to re-evaluate its requirement for such a label restriction. QLT has not marketed Aczone yet, and is awaiting the results of the Phase IV study before concluding its commercialization plans for Aczone.
In July 2005, we re-acquired full marketing rights to Aczone gel in the United States, Canada and Mexico from Astellas U.S. LLC, our former licensee for Aczone. As a result, QLT currently owns worldwide development and marketing rights to Aczone.
Generic Dermatology Products
We currently develop and commercialize through a strategic relationship with Sandoz, Inc. a number of generic dermatology products. To further focus our business on the research and development of proprietary products, we have previously announced that we are planning to divest our non-core dermatology assets, including the generic dermatology business and our manufacturing facilities associated with the dermatology business. The following summarizes our approved and marketed generic dermatology products:
Lidocaine 2.5% Prilocaine 2.5% Cream
We received approval from the FDA for our abbreviated new drug application, or ANDA, for Lidocaine 2.5%/ Prilocaine 2.5% cream in August 2003. Our product is the AB-rated generic to EMLA Anesthetic Cream (lidocaine 2.5% and prilocaine 2.5%) and is being marketed by our partner Sandoz.
Erythromycin and Benzoyl Peroxide Topical gel, USP 3%
We received approval from the FDA for our ANDA for Erythromycin and Benzoyl Peroxide Topical gel, USP, 3%, in March 2004. Our product is the AB rated generic to Benzamycin® and is being marketed by our partner Sandoz.
Mometasone Furoate Ointment USP, 0.1%
We received approval from the FDA for our ANDA for Mometasone Furoate Ointment USP, 0.1% in November 2003. Our product is an AB-rated generic of Elocon® brand of Mometasone Furoate Ointment USP, 0.1% and is being marketed by our partner Sandoz.
Betamethasone Dipropionate Cream USP, 0.05%
We received approval from the FDA for our ANDA for Betamethasone Dipropionate Cream USP, 0.05% (augmented) in January 2004. Our product is an AB-rated generic to Diprolene® AF Cream 0.05% brand augmented betamethasone dipropionate and is being marketed by our partner Sandoz.

Fluticasone Propionate Cream, 0.05%
We received approval from the FDA for our ANDA for Fluticasone propionate cream, 0.05% in May 2004. Our product is AB rated generic to Cutivate™ cream, 0.05% and is being marketed by our partner Sandoz.
Ketoconazole Shampoo, 2%
We received approval from the FDA for our ANDA for Ketoconazole shampoo, 2% in April 2005. Our product is AB rated generic to Nizoral Shampoo, 2% and is being marketed by our partner Sandoz.
Dental Products
Atridox®, which combines the Atrigel system and the antibiotic doxycycline, is a minimally invasive treatment intended to control the bacteria that cause periodontal disease. Our Atrisorb-D® product also uses the Atrigel system to aid in the guided tissue regeneration of tooth support following osseous flap surgery or other periodontal procedures.
The exclusive U.S. marketing rights for our dental products are licensed to CollaGenex Pharmaceuticals, Inc. in the U.S. and to PharmaScience Inc. in Canada. CollaGenex commenced U.S. marketing of Atridox and Atrisorb FreeFlow in 2001 and Atrisorb-D in 2002. In 2005, Collagenex laid off its U.S. dental field sales force and, as a result, is distributing the dental products without a field sales force. In 2005 and the first quarter of 2006 we terminated all of the licenses outside North America (except the International Distributor Agreement with Giant Medical Corporation which will terminate in the second quarter of 2006) because of low profitability in those territories. Those terminated licenses were not material to our business.
We do not consider the ongoing revenue from the sales of the dental products in U.S. and Canada to be material to our business. As a result, QLT is planning to divest its interest in the dental products business and technology.
Our Products under Regulatory Review
Eligard® 7.5-mg one-month product
Our marketing partners in four countries outside of North America and the European Union have filed marketing authorizations for Eligard 7.5-mg one-month product.
Eligard® 22.5-mg three-month product
Our marketing partners in three countries outside of North America and the European Union have filed marketing authorizations for Eligard 22.5-mg three-month product.
Eligard® 30.0-mg four-month product
Our marketing partners in three countries outside of North America and the European Union have filed marketing authorizations for Eligard 30.0-mg four-month product.
Eligard® 45.0-mg six-month product
In September 2005, Astellas filed a Marketing Authorization for Eligard 45.0 mg six-month product to the German pharmaceutical regulatory authority, BfArM, as a Reference Member state, under a Mutual Recognition Procedure. Marketing authorizations have also been filed in three other countries outside of North America and the European Union by our marketing partners.
Aczone™
A dossier for Aczone for the treatment of acne was submitted to the Canadian health authorities in December 2004. This dossier is currently under review.
Generic Dermatology Products
Four abbreviated new drug applications, or ANDAs, have been filed and are under review by the FDA. QLT was also granted tentative approval from the FDA for Mometasone Furoate Cream USP, 0.1% and Mometasone Furoate Lotion USP, 0.1% an AB rated generic of Elocon® lotion 0.1%. Final approval is pending patent expiration of the Elocon® lotion 0.1% which expires in 2007.

Our Products in Development
Expansion of Visudyne® Therapy
We are continuing efforts to improve the effectiveness of Visudyne therapy by exploring combination therapies and the effect of lower light doses (for example through reduced rate of fluence) administered during the PDT process.
Combination Trials
Novartis Ophthalmics and QLT have initiated a company-sponsored study, known as VERITAS, comparing the safety and efficacy of Visudyne in combination with triamcinolone to Visudyne in combination with Macugen. That study is currently ongoing.
In addition, in view of the importance of understanding the clinical significance of the use of Visudyne in combination with other therapies for the treatment of wet AMD, we are supporting a number of investigator-sponsored studies which are designed to evaluate the potential of such Visudyne combination therapies. The focus of these studies has evolved with emerging clinical data from other therapies. Initially, these studies focused on evaluating the combination of Visudyne with triamcinolone (a steroid). The enrolment of two large investigator-sponsored studies evaluating the combination of Visudyne and triamcinolone was completed. The one year results from both of those studies is expected to be available in early 2007.
In addition, we are now supporting investigator-sponsored studies which are evaluating a combination of Visudyne with an anti-VEGF therapy (VEGF stands for vascular endothelial growth factor) either as bi-therapy (Visudyne, plus an anti-VEGF) or triple therapy (Visudyne, plus two other drugs, an anti-VEGF and a steroid). This evolution in the focus reflects the evolution in medical practice. Thus, one such study, which was initiated by the National Eye Institute (NEI) at the National Institute of Health (NIH) and supported by us under a Collaborative Research Agreement, started with the intent of assessing the potential benefit of combining Visudyne with triamcinolone (steroid), and is now being amended to include an anti-VEGF therapy.
As a part of, or in addition to, the planned combination trials, we expect to support investigator-sponsored studies which are planned to be initiated in 2006 which investigate reduced fluence, or low light levels, in the use of Visudyne therapy to study the impact on the efficacy and safety of the treatment.
Occult AMD
In 2005, QLT and Novartis Ophthalmics completed a Phase III clinical trial (referred to as the VIO Study, or Visudyne in Occult Study) to determine whether Visudyne therapy is effective in reducing vision loss in patients with occult AMD. The VIO Study was initiated in 2002 as a follow-up study to an earlier Phase III occult AMD trial (referred to as the VIP Trial) that showed statistically significant outcomes for visual acuity endpoints and resulted in approval of Visudyne for the treatment of occult AMD in over 50 countries. The VIO Study was designed to confirm the results of the VIP Trial in patients with similar lesion types and to obtain marketing authorization for this indication in the U.S. The VIO study did not meet its primary endpoints at years one or two.

According to the data and safety monitoring committee (DSMC), although the VIO study did not meet its primary endpoints at years one and two, the results showed a weak to modest effect and did not contradict previous clinical data. We believe that the VIO study was underpowered to detect a difference of that magnitude.
Despite the lack of U.S. regulatory approval, in April 2004 the Centers for Medicare & Medicaid Services, or CMS, in the U.S. implemented its decision to provide coverage for Visudyne treatment to patients with AMD who have occult and minimally classic lesions that are four disc areas or less in size and show evidence of recent disease progression. Although Novartis Ophthalmics is not permitted to promote Visudyne in these indications in the U.S., sales are made in the U.S. to physicians who are treating patients with occult and minimally classic lesions.

Eligard® 3.75-mg one-month Product
Through our licensee, Sosei, we are developing Eligard in Japan for the treatment of prostate cancer. Sosei previously submitted the application for marketing approval of the Eligard 3.75 mg one-month formulation in Japan. After interaction with the Japanese Regulatory Authorities, our partner Sosei decided to withdraw the Eligard 3.75 mg one-month dossier from the Generic Division. Sosei plans to refile the dossier with the division responsible for new formulations upon completion of additional non-clinical studies.
Lemuteporfin
Lemuteporfin is a proprietary photosensitizer to which we own or exclusively license all rights. We are currently developing an injectable formulation of lemuteporfin for the treatment of benign prostatic hyperplasia, or BPH. BPH is the most common prostatic disease. According to the U.S. National Institute of Diabetes and Digestive and Kidney Diseases, over 50% of men in their sixties and older have symptoms of BPH. It is a progressive condition that results from an excessive benign growth of prostatic tissue. The majority of patients with this disease will experience developing symptoms of urinary obstruction (lower urinary tract symptoms) of progressive severity. The methods of managing BPH symptoms depend upon the severity of the symptoms. Treatments range in severity from pharmacological treatment to minimally invasive therapy, and finally prostate resection.
We completed enrolment of a Phase II light dose-ranging study of Lemuteporfin in BPH during the last quarter of 2005. This controlled trial enrolled 195 patients across 25 centers. In February 2006, we announced that the Phase II clinical trial of Lemuteporfin-injectable in patients with BPH did not meet the study’s primary efficacy objective at three months. While the decrease in AUA (American Urological Association) Symptom Score was consistent with that seen after other minimally invasive therapies, there was no significant difference between treatment and sham-control groups. We will continue to follow-up patients that participated in that trial to determine whether there is any treatment benefit at the 6 months time point after treatment. After we have evaluated the six month data we will determine whether the data is sufficient to permit us to license this program to a third party for further development.
Aczone™
Aczone is under development for the treatment of Rosacea. We initiated a Phase II study in November 2005. The enrolment is now complete and it is expected that the 12-week follow-up results will be available in 2006. Rosacea is a chronic skin disorder that most often affects the central face including the nose, forehead, cheeks and chin. Superficial small vessels become dilated, resulting in blotchy red areas with small papules and pustules and telangiectasia. Rosacea usually affects fair-skinned people 30 to 50 years of age who tend to blush or flush easily. Symptoms are complex and include flushing, erythema, papules and pustules, telangiectasia and burning/stinging.
Octreotide Atrigel®- three-month Product
We have developed a formulation of octreotide in the Atrigel delivery system for the treatment of the symptoms of acromegaly. In the first quarter of 2006, we filed an IND for this study and expect to initiate Phase IIa clinical studies in 2006 in acromegalic patients. Acromegaly is a chronic disease of middle-aged persons characterized by elongation and enlargement of bones of the extremities and certain head bones, especially the frontal bone and jaws. It is accompanied by enlargement of the nose and lips and thickening of soft tissues of the face. It is caused by hyperfunction of the eosinophilic cells of the anterior lobe of the pitituary resulting in the excess production of growth hormone.
GHRP-1-Atrigel® one-month Product

We have developed a formulation of Growth Hormone Releasing Peptide-1, or GHRP-1, in the Atrigel delivery system for the treatment of malnutrition in end-stage renal disease patients. We are currently completing preclinical studies to support the filing of an IND for this product. We plan to file an IND and initiate a Phase I/IIa clinical study in 2006.
Our Proprietary Technologies
Photodynamic Therapy
Our product Visudyne utilizes our patented photodynamic therapy, or PDT, technology.
PDT is a minimally invasive medical procedure that utilizes photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue (such as the formation of solid tumors and abnormal blood vessels). PDT is a two-step process. First, the photosensitizer is administered to the patient by intravenous infusion or other means, depending on the condition being treated. Second, a pre-determined dose of non-thermal light is delivered at a particular wavelength to the target site to interact with the photosensitizer. The photosensitizer traps energy from the light and causes oxygen found in cells to convert to a highly energized form called “singlet oxygen” that causes cell death by disrupting normal cellular functions. Because the photosensitizer and light have no effect unless combined, PDT is a relatively selective treatment that minimizes damage to normal surrounding tissue and allows for multiple courses of therapy.
For ocular PDT applications, non-thermal lasers provide the necessary intensity of light required. For applications of PDT to internal organs, physicians use lasers and fiber optics to deliver the appropriate intensity of light to abnormal tissue.
Atrigel® System for injectable sustained release drug delivery
The Eligard products utilize the Atrigel drug delivery system, our patented technology for the sustained release of drugs.
The Atrigel drug delivery system consists of biodegradable polymers, similar to those used in biodegradable sutures, dissolved in biocompatible carriers. Pharmaceuticals may be blended into this liquid delivery system at the time of manufacturing or, depending upon the product, may be added later by the physician at the time of use. When the liquid product is injected through a needle or placed into accessible tissue sites through a cannula, displacement of the carrier with water in the tissue fluids causes the polymer to precipitate, forming a solid film or implant. The drug encapsulated within the implant is then released in a controlled manner as the polymer matrix biodegrades over a specified time period. Depending upon the patient’s medical needs, the Atrigel system can deliver small molecules, peptides or proteins over a period ranging from days to months.
We believe that the Atrigel system may provide benefits over traditional methods of drug administration such as tablets or capsules, multiple injections and continuous infusion as a result of the following properties:
•	Broad applicability—The Atrigel system is compatible with a broad range of pharmaceutical compounds, including water soluble and insoluble compounds and high and low molecular weight compounds, including peptides and proteins.

•	Systemic drug delivery—The Atrigel system can also be used to provide sustained drug release into the systemic circulation.

•	Customized continuous release and degradation rates—The Atrigel system can be designed to provide continuous release of incorporated pharmaceuticals over a targeted time period thereby reducing the frequency of drug administration.

•	Biodegradability—The Atrigel system will biodegrade and does not require removal when the drug is depleted.

•	Ease of application—The Atrigel system can be injected or inserted as flowable compositions, such as solutions, gels, pastes, and putties, by means of ordinary needles and syringes, or can be sprayed or painted onto tissues.

•	Safety—All current components of the Atrigel system are biocompatible and have independently established safety and toxicity profiles.
Solvent Microparticle System for topical drug delivery
Our Aczone product utilizes our patented proprietary Solvent Microparticle System, or SMP™. The SMP technology comprises a two-stage system designed to provide topical delivery of highly water-insoluble drugs to the skin. The combination of dissolved drug with a microparticle suspension of the drug in a single formulation allows a controlled amount of the dissolved drug to permeate into the epidermal layer of the skin, while a high level of the microparticle drug is maintained just above the outermost layer of the skin for later delivery.
Significant Collaborative Arrangements
Novartis Ophthalmics — Co-Development, manufacturing and commercialization of Visudyne® worldwide
Since 1995 we have had a contractual collaboration with Novartis Ophthalmics, a division of Novartis Pharma AG, for the worldwide joint development and commercialization of PDT products for eye diseases, including Visudyne. Under the terms of our collaboration agreement, we are responsible for manufacturing and product supply of Visudyne and Novartis Ophthalmics is responsible for marketing and distribution. We and Novartis Ophthalmics share equally the profits realized on revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties), all calculated according to a formula set out in our agreement.
Our agreement with Novartis is in effect for a term expiring June 30, 2014, renewable by the parties for two further five year terms. Either our Company or Novartis may terminate the agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency of the other, or on 60 days notice to the other. The agreement provides that, if Novartis were to terminate the agreement on 60 days notice to us, it would be required to pay us a reasonable royalty on sales of Visudyne thereafter.
Sanofi-Synthelabo, Inc. (part of the sanofi-aventis group) — Marketing of Eligard® in the U.S. and Canada
Since late 2000, our subsidiary, QLT USA, has had a marketing agreement with Sanofi-Synthelabo under which Sanofi-Synthelabo is the exclusive marketer of our Eligard 7.5-mg one-month, 22.5-mg three-month, 30-mg four-month and 45-mg six-month prostate cancer products in the U.S. and Canada. In connection with the ongoing litigation with TAP Pharmaceuticals, Inc. and its co-plaintiffs against Sanofi-Synthelabo and QLT USA (see Item 3. Legal Proceedings), Sanofi-Synthelabo has suspended the sale of the Eligard products in the United States from early March 2006 until May 1, 2006.
The agreement provides that we manufacture the Eligard products and receive an agreed upon transfer price from Sanofi-Synthelabo as well as royalties on product sales. The agreement with Sanofi-Synthelabo is in effect until its expiry, on a country-by-country basis, upon the expiration of the last applicable Atrigel patent right or QLT USA patents relating to the Eligard products in that country. Either QLT USA or Sanofi-Synthelabo may terminate the marketing agreement on mutual agreement, or in the event of an unremedied breach by the other party, or upon the dissolution or insolvency or the cessation of operations of the other. Sanofi-Synthelabo is entitled to terminate the marketing agreement with respect to its rights and obligations in any particular country where it determines that the purchase price for the applicable product is not commercially viable in that country and QLT USA and Sanofi-Synthelabo are unable to reach agreement on the product pricing.
Under the terms of the marketing agreement, QLT USA and Sanofi-Synthelabo have agreed to provide certain indemnities for losses arising out of a misrepresentation or breach of a warranty, covenant or agreement under the agreement. Further, QLT USA has provided certain indemnities to Sanofi-Synthelabo, including indemnities covering certain losses relating to product liability and infringement of a third party’s proprietary rights. Sanofi-Synthelabo has agreed to provide certain indemnities to QLT USA, including for losses arising from Sanofi-Synthelabo’ marketing and sale of the Eligard products.
Medigene AG and Astellas — Marketing of Eligard® in Europe
Since 2001, Medigene has been QLT USA’s development and regulatory partner for Eligard in Europe. In 2004, QLT USA and Medigene selected Yamanouchi (now Astellas) as the exclusive marketer of the Eligard product line in Europe. Under the terms of the agreements with Medigene and Astellas, QLT USA manufactures Eligard products and receives from Medigene an agreed upon transfer price, development milestone payments, royalties from sales and certain reimbursement for development expenses.
The agreement with Medigene is in effect until its expiry, on a country-by-country basis, upon the expiration of the last applicable Atrigel patent right or QLT USA patents relating to the Eligard products in that country. Either QLT USA or Medigene may terminate the license agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency or the cessation of operations of the other. Medigene is entitled to terminate the license agreement with respect to its rights and obligations in any particular country where it determines that the purchase price for the applicable product is not commercially viable in that country.
Under the terms of the license agreement, QLT USA and Medigene have agreed to provide certain indemnities for losses arising out of a misrepresentation or breach of a warranty, covenant or agreement under the agreement. Further, QLT USA has provided certain indemnities to Medigene, including for certain losses relating to product liability and infringement of a third party’s proprietary rights. Medigene has agreed to provide certain indemnities to QLT USA, including for losses arising from Medigene’s marketing, sale, distribution or promotion of the products, or its use of certain trademarks used in marketing the products.
Sosei Co., Ltd. — Regulatory approval and commercialization of Eligard® in Japan
Since 2003, QLT USA has had an exclusive licensing agreement with Sosei to develop and commercialize the Eligard 3.75-mg one-month and 11.25-mg three-month products in Japan. Sosei is responsible for the Japanese regulatory submissions for those products. In December 2003, Sosei entered into a co-promotion agreement with Nippon Organon K.K. for the Eligard products in Japan. Under that agreement, upon commercialization, Nippon Organon and Sosei will be responsible for co-marketing of Eligard in Japan.
The agreement with Sosei is in effect until the expiration of the last applicable Atrigel patent right in Japan. Either QLT USA or Sosei may terminate the license agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency or the cessation of operations of the other. Sosei may terminate the license agreement on 60 days notice to QLT USA.
Under the terms of the licensing agreement, QLT USA and Sosei have agreed to provide certain indemnities for losses arising out of a misrepresentation or breach of a warranty, covenant or agreement under the agreement. Further, QLT USA has provided certain indemnities to Sosei, including for certain losses relating to product liability or infringement of a third party’s proprietary rights. Sosei has agreed to provide certain indemnities to QLT USA, including for losses arising from Sosei’s marketing, sale, distribution or promotion of the products, or its use of certain trademarks used in marketing the products.
Other Eligard® marketing collaborations
We have partnered with a number of other companies to market Eligard products throughout the world. Our Eligard marketing collaborations are set out in the following table:
ELIGARD® MARKETING COLLABORATIONS

Company	Territory

Han All Pharmaceutical Co.	Korea

Key Oncologics	South Africa

Luxembourg Pharmaceuticals, Ltd.	Israel

Mayne Pharma Pty, Ltd.	Australia, New Zealand

MediGene AG through its sublicensee, Astellas	Albania, Andorra, Armenia, Austria, Azerbaijan, Belarus, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Georgia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Republic of Moldova, Romania, Russian Federation, San Marino, Slovakia, Slovenia, Spain, Sweden, Switzerland, The former Yugoslav Republic of Macedonia, Turkey, Ukraine, and United Kingdom, the Vatican City and Yugoslavia.

Ranbaxy Laboratories Ltd.	India

Sanofi-Synthelabo, Inc.(1)	U.S., Canada

Sosei Co., Ltd.	Japan

Tecnofarma International Ltd.	Argentina, Belize, Bolivia,Brazil, Chile, Colombia, Costa Rica,
Dominican Republic, Ecuador, El Salvador, French Guiana,
Guatemala, Guyana, Honduras, Mexico, Nicaragua, Panama,
Paraguay, Peru, Suriname, Uruguay, Venezuela

(1) In connection with the ongoing patent litigation with TAP Pharmaceuticals, Inc., Sanofi-Synthelabo has suspended the sales of Eligard in the U.S. from early March 2006 to May 1, 2006. (See Item 3. Legal Proceedings.)
Sandoz, Inc. — Marketing of generic prescription dermatology products — U.S.
We entered into a development and supply agreement with Sandoz, Inc., or Sandoz, a subsidiary of Novartis Pharma AG, to develop generic topical prescription dermatology products for the U.S. Under the terms of the agreement, we are responsible for validation, formulation and development, including required clinical studies and regulatory submissions for the products. Sandoz is responsible for commercialization of the products. Sandoz reimburses us for one half of the research and development expenses we incur, and both parties share equally in the net profits from the sale of the products.
The agreement with Sandoz is in effect on a product-by-product basis in each country so long as each product is generating certain financial returns, or until the joint project management committee decides to terminate the development or sales of a particular product. Either of us may terminate the license agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency or the cessation of operations of the other.
Pfizer, Inc. — Out-license of products utilizing our drug delivery technology
In 2000, we entered into a non-exclusive comprehensive research and worldwide licensing agreement with Pfizer Inc., or Pfizer, to provide Pfizer with rights to our proprietary drug delivery systems in the development of new Pfizer products. The research agreement expired in late 2005. The Licence Agreement remains in effect with respect to products developed previously under the research agreement, including Atrigel-CP-533,536 which Pfizer has in Phase II clinical trials for bone regeneration. As of December 31, 2005, all other products under our agreement with Pfizer were in preclinical stages of development and utilize Pfizer products in our Atrigel drug delivery system. It has not yet been determined if any of those products will proceed to clinical development. Under the license agreement, we have co-manufacturing rights and will receive royalties on the sales of products that are successfully developed and commercialized under this agreement and certain milestone payments.
The license agreement with Pfizer is in effect until the expiration of the last of our patent rights licensed to Pfizer and Pfizer patent rights relating to the respective technologies of QLT USA and Pfizer being co-developed under the research agreement. Either of us may terminate the license agreement in the event of a misrepresentation or an unremedied breach by the other party. Pfizer may terminate the license agreement without reason with respect to any product in any country on 30 days notice to QLT USA.
Under the terms of the license agreement, each of Pfizer and QLT USA have agreed to provide certain indemnities relating to its obligations under the license agreement.
Bio Delivery Science International — Out-license of BEMA technology
As part of our acquisition of Atrix, we became party to an agreement with Arius Pharmaceuticals, Inc., now Bio Delivery Systems International, or BDSI, to develop and market our proprietary Bio Erodible Muco Adhesive, or BEMA, drug delivery system. The BEMA delivery system is a polymer-based system designed to deliver systemic levels of drugs across oral mucosal tissues. Prior to our acquisition of Atrix, all research and development related to the BEMA technology, including ownership of three existing INDs and certain manufacturing equipment were transferred to BDSI. Under the terms of the agreement, we may receive cash payments upon achievement of milestones, including up to an aggregate of $5 million with respect to the first two products, an additional $1 million with respect to each additional product thereafter, and $2 million upon achieving a certain level of net sales. We may also receive reimbursement for research and development support and royalties on commercial sales of BEMA products.
Product Manufacturing
Visudyne is currently manufactured in stages by several contract facilities located in the U.S., Canada, Europe and Japan. We have supply agreements with Raylo Chemicals Inc., Nippon Fine Chemicals of Japan, Parkedale Pharmaceuticals Co., Ltd., Hollister-Stier Laboratories LLC and Orgapharm S.A.S., a subsidiary of Orgasynth, for manufacturing activities in the commercial production of Visudyne. The key starting materials for the Visudyne manufacturing process are secured by long-term supply agreements.
We manufacture our full line of Eligard finished products, Aczone topical dermatological product, generic dermatology products, and dental products at our 58,000 square foot manufacturing facility in Fort Collins, Colorado. We have previously announced that we are considering the sale of the Fort Collins manufacturing facility. In the event we do not maintain manufacturing capabilities for Eligard and some or all of our future Artigel products, we plan to enter into supply agreements with the purchaser for the manufacture of those products. Some intermediate portions of the manufacturing process are performed by a third party (See: “Risk Factors”). We also enter into selective agreements to perform contract manufacturing of third party products in order to utilize available manufacturing capacity at this facility.
In 2005, we completed a pilot manufacturing facility within our existing headquarters in Vancouver, British Columbia to produce materials for clinical and commercial purposes.
We own substantially all of our laboratory and manufacturing equipment, which we consider to be adequate for our research, development and testing requirements for the foreseeable future.
Financial Information about Segments and Geographic Areas
The geographic information required herein is contained in Note 21 to our Consolidated Financial Statements “Segmented Information” of this Annual Report on Form 10-K and is incorporated by reference herein.

Supply of Medical Lasers Required for Visudyne Therapy
Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We do not manufacture the lasers required to deliver this light. Diode laser systems required for Visudyne therapy are manufactured and sold by at least two medical device companies, Carl Zeiss-Meditic AG, and Lumenis Ltd., formerly Coherent Inc. Both Lumenis and Carl Zeiss-Meditic have portable diode lasers that have been commercially approved for use with Visudyne in the U.S., Europe and elsewhere except that only the Carl Zeiss-Meditic diode laser is commercially available in Japan. Approximately 2,000 of these diode lasers have been placed with medical facilities around the world. In addition, in 2005, we entered into an agreement with Biolitec, Inc. under which Biolitec will manufacture and supply to us for distribution portable diode lasers systems for use with Visudyne therapy. The Biolitec laser received approval from the FDA at the end of 2005. (See “Risk Factors”).
Patents, Trademarks and Proprietary Rights
We seek to protect our proprietary technology by obtaining patents to the extent we consider it advisable, and by taking contractual measures and other safeguards to protect our trade secrets and innovative ideas. We currently own or have acquired rights to a number of patents and patent applications for the technologies utilized in our commercial products and products under review and in development in the U.S., Canada and other jurisdictions.
Our policy is to file patent applications on a worldwide basis in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy. The most significant patents owned or licensed by us are described below.
Visudyne®
Verteporfin, the active ingredient in Visudyne, is protected by granted patents in major markets. These patents are owned by the University of British Columbia, or UBC, and exclusively licensed by us. We entered into a license agreement with UBC in 1988 that granted us a worldwide exclusive royalty-bearing license to know-how and patents relating to porphyrin derivates, including verteporfin, the active ingredient in Visudyne, with the right to sublicense. The license terminates upon the expiration of all of the licensed patents. UBC has the right to terminate the license upon our bankruptcy or winding up, our failure to pay royalties owing, or our breach of contract which is not remedied within 30 days.
In the United States, verteporfin is covered by Patent Nos. 4,920,143 and 5,095,030. We were granted a term extension of Patent No. 5,095,030 from April 24, 2007 to September 9, 2011. The 4,920,143 Patent has an expiration date of April 24, 2007. In Europe, verteporfin is covered by European Patent 0352076, for which we applied for and received an extension of patent term until July 18, 2014. In Japan, verteporfin is covered by JP 2834294, having an expiration date of January 20, 2008 and JP 2137244, having an expiration date of July 19, 2009. We have applied for, and expect to receive, an extension of patent term for both of these patents.
We also have an exclusive worldwide license from the Massachusetts General Hospital, or MGH, of MGH’s rights in a U.S. patent relating to verteporfin which MGH owns jointly with us, and to all foreign equivalents (which rights are non-exclusive if exclusive rights are not available in any foreign jurisdiction). The term of the MGH license continues on a country by country basis for so long as any such patent right remains in effect. The U.S. patent expires in 2015. Under the MGH license, we make royalty payments to MGH based on Visudyne sales.
We own or exclusively license patents covering the Visudyne drug product relating to the lipid-based formulation of verteporfin. U.S. Patent No. 5,214,036, which expires on May 25, 2010, is owned by UBC and exclusively licensed by us. U.S. Patent No. 5,707,608 expires on August 2, 2015, with foreign equivalents expiring in 2016. U.S. Patent No. 6,074,666 expires on February 5, 2012, with foreign equivalents expiring in 2013. In addition to these patents, we own or license several patents and patent applications covering alternative formulations of verteporfin.

We own or license patents covering certain approved uses of Visudyne. U.S. Patent Nos. 4,883,790 and 5,283,225, both of which expire on January 20, 2007, cover methods of treating target tissues and destroying unwanted cells using Visudyne and are owned by UBC and exclusively licensed to us. U.S. Patent No. 5,756,541, expiring on March 11, 2016, with foreign equivalents expiring in 2017, is co-owned by Novartis and us and covers methods of using Visudyne to improve visual acuity in subjects having unwanted ocular neovasculature. U.S. Patent No. 5,798,349, which expires on August 25, 2015, is co-owned by us, Massachusetts General Hospital and Massachusetts Eye and Ear Infirmary and covers methods of treating AMD using Visudyne. U.S. Patent No. 5,770,619, which expires on November 20, 2012, with foreign equivalents expiring in 2013, is owned by UBC and exclusively licensed to us and covers methods of using Visudyne to treat neovasculature involving a reduced interval between drug and light administration. In addition to these patents covering on-label uses of Visudyne, we own or license several other patent applications relating to alternative methods of using Visudyne in the treatment of ocular diseases, including AMD.
We own or license additional patent applications relating to photodynamic therapy, including numerous other photosensitizers, and methods of using photosensitizers.
Atrigel®
We own the following U.S. granted patents covering the Atrigel drug delivery system platform that is used to deliver leuprolide acetate, the active ingredient in the Eligard products, as well as other products in our pipeline developed using the Atrigel system: 4,938,763, expiring on October 3, 2008, 5,278,201, expiring on January 11, 2011, 5,324,519, expiring on June 28, 2011, 5,599,552, expiring on February 4, 2014, 5,739,176, expiring on October 3, 2008, and RE37950, expiring on October 3, 2008. The Atrigel drug delivery system is protected in Europe by European Patent 436667, expiring on September 27, 2009, and European Patent 539751, expiring on October 1, 2012 and in Japan by Japanese Patent 2,992,046, expiring on September 27, 2009.
The following U.S. patents cover devices and methods used for the lyophilization of Atrigel-based products during manufacturing: 6,566,144, 6,610,252 and 6,626,870, all expiring on March 27, 2020.
Eligard®
In addition to patents described above which cover the Atrigel technology used in Eligard, the Eligard one-, three-, four- and six-month products are protected by granted patents in major markets. Our U.S. Patents Nos. 6,565,874 and 6,773,714 both expiring on October 28, 2018, cover the Eligard drug products, and methods of making and using them. Foreign equivalents of these patents are pending in Europe, Japan, Canada and other countries.
Aczone™
We own a number of patents that protect Aczone in major markets. In the U.S., Aczone is covered by Patent Nos. 5,863,560 and 6,620,435 that both have the expiration date of September 11, 2016. In Europe, Aczone is covered by European Patent No. 957900. This patent has been granted and was subsequently validated in 17 European jurisdictions including France, Germany, Italy, Spain, and the United Kingdom. All of the resultant national patents have an expiration date of September 10, 2017. Equivalent applications or patents exist in Australia, Canada, and Japan. We also own patent applications covering Aczone. If granted, these patent rights will expire from 2022 to 2025.
Lemuteporfin
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
Other Patents, Trademarks and Proprietary Rights
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
Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our corporate partners, collaborators, employees and consultants and other appropriate means, there can be no assurance these measures effectively will prevent disclosure of our proprietary information or that others will not develop independently or obtain access to the same or similar information or that our competitive position will not be affected adversely thereby.
There are four pending lawsuits relating to our patent rights. We discuss those lawsuits in more detail in the section of this report headed “Item 3. Legal Proceedings”.
We have included information about these and other risks and uncertainties relating to protection of our proprietary information under the heading “Risk Factors”.
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

Visudyne®
Genentech, Inc., or Genentech, is developing an anti-VEGF product, Lucentis™, for the treatment of wet AMD. On December 30, 2005, Genentech announced that it submitted a Biologics License Application for the use of Lucentis in the treatment of neovascular wet AMD which has been granted a six-month Priority Review by the FDA. As a result, the FDA has until the end of June 2006 to take action on the filing. If the BLA is approved by the FDA, Lucentis could be marketed in competition with Visudyne as early as June or July of 2006. In addition, on March 2, 2006, Novartis Ophthalmics, Genentech’s marketing partner for Lucentis outside of North America, announced that it had filed for approval of Lucentis for the treatment of wet AMD in Europe and, if the approval is granted, could be marketed in competition with Visudyne in Europe as early as 2007. The impact of sales of Lucentis on sales of Visudyne is not presently estimable but may be material.
Although not approved or actively marketed for this use, Avastin® (bevacizumab) from Genentech has begun to be used extensively by physicians off label for the treatment of wet AMD, either alone (as monotherapy) or in combination with Visudyne or other therapies. As a result, we consider that Avastin now competes with Visudyne and the impact of Avastin on Visudyne sales may be material.
In January 2005, Eyetech Pharmaceuticals, Inc. (now a part of OSI Pharmaceuticals, Inc.), in partnership with Pfizer, commercially launched its product Macugen®, which has FDA approval for treatment of all forms of wet AMD. Macugen now competes with Visudyne. In February 2006, Eyetech stated that, it marketing partner, Pfizer, Inc., received approval in the European Union to market Macugen for the treatment of neovascular AMD.
In May 2005, Alcon, Inc. received an approvable letter from the FDA for its product Retaane®, for the treatment of wet AMD. As a result, Alcon may need to conduct further studies prior to obtaining registration in the U.S. In December 2005 Alcon announced approval of Retaane in Australia. In early March 2006, Alcon announced the withdrawal of its European marketing authorization application for Retaane. We believe Alcon may be pursuing registration in other countries.
In addition to the above, Genaera Corporation, Regeneron Pharmaceuticals, Inc., Allergan/Sirna Therapeutics and Genvec Inc., are also developing or may develop competitive therapies targeted for wet AMD employing different technologies. We also believe that Visudyne could be competing against surgical or other treatments for AMD, including macular translocation, submacular surgery and laser photocoagulation, among others.
Eligard®
There are a number of approved products on the market with which our Eligard products compete. These include AstraZeneca’s Zoladex® product, Bayer Pharmaceuticals Corporation’s Viadur® product, Watson Pharmaceuticals, Inc.’s Trelstar LA® product, Valera Pharmaceuticals, Inc.’s Vantas® product and TAP Pharmaceuticals, Inc.’s Lupron Depot® product.
Aczone™
Our Aczone topical gel product, if commercialized, will directly compete against several other prescription topical products for the treatment of acne. These include erythromycin/benzoyl peroxide, clindamycin/benzoyl peroxide, tretinoin, and adapalene products. Aczone will also compete indirectly with systemic prescription products and topical over-the-counter therapies.
Other Competition
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
FDA Regulation — Approval of New Drug Products
Visudyne, Eligard and Aczone are regulated in the U.S. as new drugs. The steps ordinarily required before a new drug may be marketed in the U.S. include:
•	preclinical testing;

•	the submission of an investigational new drug application, or IND, to the FDA, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

•	the submission of a new drug application, or NDA, or abbreviated new drug application, or ANDA, to the FDA; and

•	FDA approval of the application, including approval of all labeling.
Preclinical tests include evaluation of product chemistry and formulation as well as animal studies to assess the potential safety and efficacy of the product. The results of preclinical testing are submitted as part of an IND to the FDA. A 30-day waiting period after the filing of each IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period, or anytime thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization.
Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, drug interaction, bioavailability and bioequivalence, pharmacodynamics, and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:
•	assess the efficacy of the drug in specific, targeted indications;

•	assess dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

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
After successful completion of the required clinical testing, generally an NDA is submitted. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (PDUFA III), the FDA should review the NDA within 10 months (standard application) or within 6 months (priority review application). The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final FDA approval of the NDA. When, and if, those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the NDA or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter that often requires additional testing or information. Even if regulatory approval is obtained, a marketed product and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of serious side effects (such as those that are life-threatening) after a drug is on the market or the occurrence of major manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labeling.
Failure to comply with the FDA or other applicable regulatory requirements may subject a company to administrative sanctions or judicially imposed sanctions such as civil penalties, criminal prosecution, injunctions, product seizure or detention, product recalls, or total or partial suspension of production. In addition, non-compliance may result in the FDA’s refusal to approve pending NDAs or supplements to approved NDAs.
FDA Regulations — Approval of Medical Devices
Our drug Visudyne requires a laser for light activation of the drug substance after injection. These lasers are classified as Class III devices and premarket approval (PMA) applications must be filed for review with FDA. The submitted documents must demonstrate that the laser is safe and effective for the proposed use.
After FDA review and panel recommendation, the FDA may then issue an approval order, an approvable letter, a not approvable letter or an order denying approval. Once an approval letter is received, the holder of the approved PMA has to submit PMA supplements before making any changes that affect the safety or effectiveness of the device.
FDA Regulation — Post-approval requirements
Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each U.S. drug and device-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practices, or cGMP, if the facility manufactures drugs, and quality system regulations, or QSRs, if the facility manufactures devices. In complying with cGMP and QSRs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.
The FDA also regulates labeling and promotional activities. Further, we must report adverse events involving our drugs and devices to the FDA under regulations issued by the FDA.

EU Regulation — Approval of medicinal product
Our Visudyne and Eligard products are regulated in the European Union (EU) as medicinal products. Before 1995, the existing EU legislation for approval of medicinal products faced major problems of acceptance not only with pharmaceutical industry but with the national regulatory agencies of the member states (MS) as well. In 1995, legislation was adopted which established a new and amended system for the registration of medicinal products in the EU. One of the most significant features of this system was the establishment of a European Agency for the Evaluation of Medicinal Products, or EMEA. Under this system, marketing authorization could be submitted using the centralized procedure or the mutual recognition procedure. Recently, new legislation was adopted which offers an additional third option for approval, known as the decentralized procedure. Visudyne was filed with the EMEA and received approval from the European Commission under the centralized procedure. Eligard was filed under the mutual recognition procedure with Germany as the reference member state and is approved in most EU countries. Marketing partners of QLT are the Marketing Authorisation Holders, or MAHs, and they are responsible for all post-approval regulatory activities and maintenance of the regulatory filings such as variations.
Regulatory Considerations for Over-the-Counter Drug Products
An over-the-counter, or OTC, drug may be lawfully marketed if:
•	the drug passed the public review process, is categorized GRASE (generally recognized as safe and effective) for the claimed therapeutic indication, and FDA issued a final rule or final monograph;

•	the drug is categorised as GRASE and meets already OTC monograph standards (i.e. final monograph), or

•	the drug switched from prescription to OTC under an NDA.
A company makes the determination as to which route to market is the most appropriate. If a company determines that the drug product is GRASE and is covered in a final monograph, it is the company’s responsibility to substantiate the safety and efficacy of the formulation and that the dosage form and claims are applicable under GRASE and final monograph status. Most OTC drug products are marketed pursuant to an FDA monograph.
There are several other regulatory requirements applicable to all OTC drug products. These requirements pertain to labeling, drug registration and listing, and manufacturing. With regard to labeling, the regulations require certain language for statement of identity, net contents, adequate directions for use, and name and address of the manufacturer, and their placement on the finished package, as well as additional warning statements when relevant to the product. All OTC manufacturers must register their establishments with the FDA and submit to the FDA a list of products made within five days after beginning operations, as well as submit a list of products in commercial distribution. The FDA inspects all registered establishments every two years and OTC drug products must be manufactured in accordance with cGMP regulations. If the FDA finds a violation of cGMPs, it may enjoin a company’s operations, seize product, or criminally prosecute the manufacturer.
Abbreviated New Drug Applications (ANDAs)
Any products emanating from our generic topical dermatological business are subject to the ANDA approval process. The Food, Drug and Cosmetic Act, as amended in 1984, established a statutory procedure to permit the marketing approval for duplicate and related versions of previously approved pioneer drug products. The procedure provides for approval of these “duplicate” or generic drugs through an ANDA. The process provides for approval for duplicate or related versions of approved drugs whose patents have expired and that have been shown through the ANDA requirements to be as safe and effective as their brand name counterparts but without the submission of duplicative safety and efficacy data. Therefore, the process is intended to encourage competition by decreasing the time and expense of bringing generic drugs to market.
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
Further, liability claims relating to the use of our products or a product recall could negatively affect our ability to obtain or maintain regulatory approval for our products. We have agreed to indemnify certain of our collaborative partners against certain potential liabilities relating to the manufacture and sale of our products. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.)

Research and Development
During the years ended December 31, 2005, 2004, and 2003, our total research and development expenses were $74.6 million, $50.1 million and $44.9 million respectively. See: “Our Products in Development” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Human Resources
As of March 1, 2006, we had approximately 438 active employees, 316 of whom were engaged in research, development, clinical and regulatory affairs, medical devices, manufacturing and process development, and 122 of whom were engaged in administration, corporate communications, corporate development, finance, information technology, human resource, legal and marketing and sales planning. We expect that approximately 120 of those employees work in areas of our business associated with manufacturing, generic dermatology and dental which we have previously announced our intention to divest and, as a result, those employees may be terminated or transitioned to a purchaser of all or some of those assets in the future. None of our employees belongs to a labor union and we consider our relationship with our employees to be good. We believe we offer competitive compensation.
OUR EXECUTIVE OFFICERS
Set out below is certain information with respect to our executive officers as of March 15, 2006:

Name	Age	Position
Robert L Butchofsky	44	President and Chief Executive Officer

Cameron R. Nelson	40	Vice President, Finance and Chief Financial Officer

Alain H. Curaudeau	49	Senior Vice President, Portfolio and Project Management

Michael R. Duncan	43	President, QLT USA, Inc.

Janet P. Grove	39	Vice President and Corporate Counsel

Therese Hayes	39	Vice President, Corporate Communications and Investor Relations

Linda M. Lupini	46	Senior Vice President, Human Resources and Organizational Development

Michael P. Smith	38	Vice President, Business Development

Daniel J. Wattier	38	Vice President, Marketing and Sales Planning
Robert L. Butchofsky was appointed as President and Chief Executive Officer of QLT in February 2006 following his earlier appointment as Acting Chief Executive Officer of QLT in September 2005. Mr. Butchofsky joined QLT in 1998 as Associate Director, Ocular Marketing and was appointed Vice President, Marketing and Sales Planning in September 2001. Mr. Butchofsky was promoted to Senior Vice President, Marketing and Sales Planning where he was responsible for the ongoing marketing of Visudyne as well as the potential creation of a specialty sales force to market new products currently in development. Prior to joining QLT, Mr. Butchofsky spent eight years at

Allergan where he built an extensive background with ocular products and Botox®, including sales, health economics, worldwide medical marketing, and product management. Prior to joining Allergan, Mr. Butchofsky spent several years managing clinical trials at the Institute for Biological Research and Development. Mr. Butchofsky holds a Bachelor of Arts degree in Biology from the University of Texas and a Masters of Business Administration from Pepperdine University.
Cameron R. Nelson was promoted to Vice President, Finance and Chief Financial Officer of QLT in August 2005. Prior to his appointment as Chief Financial Officer, Mr. Nelson held the position of Vice President, Finance and before that held positions of increasing responsibility within the Finance group of QLT including Associate Director, Financial Analysis and Planning, Director, Financial Analysis and Planning and later Senior Director, Financial Reporting and Planning. Prior to joining QLT, Mr. Nelson held finance and accounting positions with Mattel Inc. and Equity Marketing Inc. in Los Angeles. Mr. Nelson earned his Bachelor of Commerce from the University of British Columbia and his Master of Business Administration from Dartmouth College.
Alain H. Curaudeau joined QLT in 2000 as Vice President, Project Planning and Management and was promoted to Senior Vice President, Project Planning and Management in July 2001. He came to QLT with extensive global experience in pharmaceutical R&D after serving more than 15 years with Rhone-Poulenc Rorer (RPR), a major international pharmaceutical company. Mr. Curaudeau’s tenure with RPR included 14 years of progressively senior positions in project management, in France and in the U.S. Before joining QLT, he was designated head of Project Management for aventis, a new company formed in 1999 by the merger between Rhone-Poulenc Rorer and Hoechst AG. Mr. Curaudeau holds Bachelors and Masters degrees in Pharmacy from the University of Chatenay-Malabry, Paris, France. He is also a graduate of the Toxicology and Pharmacokinetics Programs from the same university and received academic training in toxicological pathology from the National Veterinary School in Toulouse, France.
Michael R. Duncan joined QLT in 2004 when the company merged with the former Atrix Laboratories, Inc. Prior to becoming President of QLT USA, Mr. Duncan was the Vice President and General Manager at Atrix. In his over nine years at Atrix, Mr. Duncan has also held the positions of Senior Vice President, Technical Operations as well as Vice President, Manufacturing and Process Development. Previous to his career with Atrix he served as Director of Production Operations for Geneva Pharmaceuticals, Inc. and as a Production Planner at Roxanne Laboratories, Inc. Mr. Duncan holds a Bachelor of Science in Business Administration from Regis University in Denver, Colorado.
Janet P. Grove was promoted to Vice President and Corporate Counsel in February 2006. Ms. Grove joined QLT in 2000 as Director, Legal Affairs and was promoted to Corporate Counsel and Corporate Secretary in 2002. Ms. Grove is responsible for overseeing legal affairs at QLT. Prior to joining QLT, Ms. Grove was a partner at the law firm of Bull, Housser & Tupper in Vancouver, British Columbia where Ms. Grove practiced in the areas of corporate, commercial and technology law. Ms. Grove holds a LLB and a Bachelors of Science (Microbiology and Biochemistry), both from the University of Victoria.
Therese Hayes became Vice President, Corporate Communications and Investor Relations in February 2003. Ms. Hayes joined QLT in 2001 as Senior Director, Corporate Communications and Investor Relations. Ms. Hayes is responsible for all aspects of internal and external communications and investor relations for QLT. Ms. Hayes brought 15 years of management experience in healthcare and biotechnology, including scientific research, financial and scientific communications and business development to QLT. Prior to joining QLT, Ms. Hayes was Vice President, Corporate Communications at SangStat Medical Corporation, a biotechnology company based in California from 1998 to 2001. Ms. Hayes holds a Bachelor of Science degree from the University of Waterloo, a Masters of Microbiology and Immunology and a Masters of Health Administration, both from the University of Ottawa.
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

Michael P. Smith joined QLT in March 2004 and is responsible for QLT’s Business Development activities, including in-licensing and out-licensing activities, company acquisitions and strategic partnering opportunities. Prior to joining QLT, Mr. Smith was with Chiron Corporation, as Director of Corporate Development, and prior to that in roles of increasing responsibility in Corporate Finance and Sales and Marketing. In his career, Mr. Smith has overseen numerous strategic partnering transactions and acquisitions, including QLT’s merger with Atrix Laboratories, Inc. in November 2004. Prior to Chiron, Mr. Smith worked in finance and business development for Ascent Logic Corporation, a systems engineering software company and as a consultant with Watson Wyatt Worldwide Consulting. He holds a Bachelor of Science in Commerce from the University of Virginia and an MBA from the University of California at Berkeley.
Daniel J. Wattier was promoted to Vice President, Marketing and Sales Planning in November 2005. Mr. Wattier has been with QLT for five years and in that time has progressed through increasing levels of responsibility. Most recently he held the position of Director of Business Development. Prior to moving into business development, Mr. Wattier held various marketing positions, including Director of Oncology Marketing. Mr. Wattier came to QLT from Centocor, where he was instrumental in the U.S. launch of Remicade (infliximab). Before moving to Centocor, he held a number of positions in sales and marketing at Schering-Plough Canada. Mr. Wattier has a total of 15 years commercial experience in the pharmaceutical and biotech industries and holds a Bachelor of Science degree in Biochemistry from the University of Western Ontario.
Item 1A. RISK FACTORS
In addition to the other information included in this Annual Report, you should consider carefully the following factors, which describe the risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results. We are identifying these as important factors that could cause actual events or our actual results to differ materially from those contained in any written or oral forward-looking statements (within the meaning of the Private Securities Reform Act of 1995 and “forward looking information” within the meaning of Canadian securities legislation) made by us or on our behalf in this Annual Report or elsewhere. The risks described below are not the only ones that may exist. Additional risks not currently known by us or that we consider immaterial at the present time may also impair our business operations and financial condition. We are relying upon the safe harbor for forward-looking statements and information and any such statements are qualified by reference to the cautionary statements set out elsewhere in this Annual Report.
Risks Relating to Our Business
We face new competition for Visudyne. We may not be successful in addressing competition for Visudyne, Eligard or our other products.
We may be unable to contend successfully with current or future competitors. The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which have access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. We are aware of a number of competitors and potential competitors to our products and the impact on the sales of our products and our revenue from the sales of our products may be material. Some of these competitors are also our collaborators. For example, Novartis Ophthalmics, who has the marketing rights to our product Visudyne, has also acquired rights to market Lucentis outside of North America, a product that when approved will be competitive with Visudyne.
The following are examples of competitors to certain of our approved proprietary products:
Visudyne Competition — There are a number of competitive products to Visudyne that are approved, pending approval or in development. These competitors include: Genentech and Novartis Ophthalmic’s Lucentis™ which is currently pending regulatory approval in the U.S. and Europe, Genentech’s Avastin® which is approved for cancer but is being used off-label extensively by physicians for the treatment of wet AMD, Eyetech (now part of OSI Pharmaceuticals, Inc.) and Pfizer’s Macugen® which is approved in the U.S. and Europe for the treatment of all forms of wet AMD, and Alcon’s Retaane® which is the subject of an approvable letter in the U.S. (which we expect means that Alcon may need to conduct further studies prior to obtaining registration in the U.S.) and is approved in Australia. In addition, Genaera Corporation, Regeneron Pharmaceuticals, Inc., Allergan/Sirna Therapeutics and Genvec Inc. are also developing or may develop competitive therapies targeted for wet AMD employing different technologies. We also believe that Visudyne could be competing against surgical or other treatments for AMD, including macular translocation, submacular surgery and laser photocoagulation, among others.
Eligard Competition — There are a number of approved products on the market with which our Eligard products compete. These include AstraZeneca’s Zoladex® product, Bayer Pharmaceuticals Corporation’s Viadur® product, Watson Pharmaceuticals, Inc.’s Trelstar® product and TAP Pharmaceuticals, Inc.’s Lupron® product.
Aczone Competition — Upon commercialization, our Aczone product will directly compete against several other prescription topical products for the treatment of acne. These include, but are not limited to, erythromycin/benzoyl peroxide, clindamycin/benzoyl peroxide, tretinoin, and adapalene products. Aczone will also compete indirectly with systemic prescription products and topical over-the-counter therapies.
In addition, we face competition on all of our generic dermatology products, although none of the generic dermatology products are individually material to our business.
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
More information on the competitors and potential competitors can be found under Item 1. Business-Competition.
If there is an adverse outcome in the ongoing patent litigation with TAP Pharmaceuticals, Inc. or any other litigation or other legal actions in which we are or may become involved our business may be harmed.
We and certain of our subsidiaries are or may become involved in various types of litigation that arise from time to time in the ordinary course of our business. We are currently a defendant in four lawsuits filed against us.
In one lawsuit which was commenced in the U.S. by TAP Pharmaceuticals, Inc. and its co-plantiffs, we recently lost the trial court decision and intend to appeal this decision. The U.S. TAP litigation began in 2003 when TAP and its co-plaintiffs sued Atrix Laboratories, Inc. (now our subsidiary, QLT USA) and Sanofi-Synthelabo alleging that QLT USA’s Eligard product infringes their ‘721 patent, which expires on May 1, 2006. In the TAP litigation, a jury upheld the validity of the ‘721 patent and the U.S. District Court for the Northern District of Illinois Eastern Division denied defendants’ defense that the ‘721 patent is unenforceable due to inequitable conduct by the patentees before the U.S. Patent and Trademark Office. The discovery and pre-trial phase for the damages portion of the trial is scheduled to begin in 2006. QLT USA and Sanofi-Synthelabo intend to appeal the adverse judgment to the Court of Appeals. Under the marketing agreement entered into between QLT USA and Sanofi-Synthelabo under which Sanofi-Synthelabo commercializes our Eligard products in the U.S. and Canada, QLT USA has provided certain indemnities to Sanofi-Synthelabo and its affiliates, including indemnities covering certain losses relating to infringement of a third party’s patent rights. While we cannot currently estimate the potential damages in the TAP litigation in the event that QLT USA is unsuccessful in its appeal, or what level of indemnification, if any, will be required under the marketing agreement with Sanofi-Synthelabo, the amount could be substantial, which could have a material adverse impact on the financial condition of QLT USA and consequently, on QLT Inc. and our business.
Litigation is inherently unpredictable, and excessive verdicts do occur which may include a judgment with significant monetary award, including the possibility of punitive damages, a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable and, as has occurred in the U.S. litigation with TAP Pharmaceuticals, the risk that an injunction could be issued preventing the manufacture, marketing and sale of our products that are the subject of the litigation. Furthermore, we will have to incur substantial expense in defending these lawsuits and the time demands of these lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations. Although we believe we have substantial defenses in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our financial condition and results of operations in any particular period. For further details of the litigation with TAP Pharmaceuticals, Inc. and its co-plaintiffs and the current status of our other intellectual property litigation, please refer to “Item 3. Legal Proceedings”.
Sales of Eligard may be adversely affected as a result of the ongoing patent litigation with TAP Pharmaceuticals, Inc.
In connection with the ongoing patent litigation with TAP Pharmaceuticals, Inc., our marketing partner for Eligard, Sanofi-Synthelabo has suspended the sale of Eligard in the United States from early March 2006 until May 1, 2006. In addition to lost sales for that period prior to May 1, 2006, the future market for Eligard in the United States and elsewhere may be adversely affected by the temporary withdrawal of Eligard from the market. We cannot predict whether after recommencing sales of Eligard on May 1, 2006 Sanofi-Synthelabo will be successful in regaining the market position and sales revenue for Eligard that it had achieved prior to the withdrawal. As a result, our revenues and royalty income may be adversely affected both during the period prior to May 1, 2006 and thereafter and this could have a material adverse effect on our business.
In addition, in the event that the Court of Appeals does not grant QLT USA’s motion for a permanent stay of the injunction order issued by the district court, which has temporarily been stayed by the Court of Appeals, QLT USA will be prevented from manufacturing and selling Eligard to its licensees and distributors outside of the U.S. until the expiry of the TAP patent on May 1, 2006. In the event that we are unable to supply Eligard to our licensees and distributors prior to the expiry of the injunction, the sales of Eligard in those countries may be adversely impacted during that period and thereafter. As a result, our revenues and royalty income may be adversely effected both prior to May 1, 2006 and thereafter and this could have a material adverse effect on our business. (see Item 3. Legal Proceedings).
We are dependent on third parties to market Visudyne and Eligard.
We are dependent on other third parties for the research, development, and commercialization of our products. Our strategy for the development and commercialization of our products includes entering into various arrangements with third parties and therefore is dependent on the subsequent success of these third parties in performing their responsibilities under such arrangements.
A significant portion of our revenue depends on the efforts of Novartis Ophthalmics to market and sell Visudyne. If Novartis Ophthalmics does not dedicate sufficient resources to the promotion and sale of Visudyne, or if Novartis Ophthalmics fails in its marketing efforts, or if marketing and distribution expenses are excessive, the revenues we receive from the sale of Visudyne would decrease and our business and operating results would be adversely affected. In addition, the terms of our agreement with Novartis Ophthalmics do not restrict Novartis Ophthalmics from commercializing, whether by itself or in collaboration with third parties, non-PDT products that could be competitive with Visudyne. Novartis entered into a license arrangement with Genentech, Inc. in which Novartis Ophthalmics has licensed the rights outside of North America to Lucentis, a product that is pending regulatory approval for the treatment of wet AMD, and is expected to be a competing product to Visudyne. The agreement between us and Novartis Ophthalmics pursuant to which Novartis Opthalmics markets and sells Visudyne has a term extending to 2014 and may be terminated by Novartis Ophthalmics upon a default of the agreement by us without cause or on 60 days’ notice to us.
We have formed strategic relationships with a number of other collaborators to help us commercialize and market Eligard and our generic dermatology products. Our revenues from Eligard and our generic dermatology products are dependent on the efforts of our marketing partners in promoting and selling those products. If those partners do not dedicate sufficient resources to the promotion and sale of our products, the revenues we receive from sales of those products would decrease and our business and operating results would be adversely affected.
Although we believe that parties to our collaborative arrangements have an economic incentive to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities generally are not under our control. We cannot predict whether such parties will perform their obligations as expected or whether significant revenue will be derived or sustained from such arrangements. To the extent such parties do not perform adequately under our various agreements with them, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated, and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements. Disputes with a collaborator could delay a program on which we are working with the collaborator and could result in expensive arbitration or litigation, which may not be resolved in our favor.
The success of Visudyne, Eligard and our other products may be limited by governmental and other third-party payers.
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
In both the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation may be proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. Effective January 2004, the Medicare Prescription Drug, Improvement and Modernization Act, or MMA, changed the methodology used to calculate reimbursement for drugs such as Visudyne and Eligard that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, beginning in January 2006, the legislation directs the Secretary of the Department of Health and Human Services, or HHS, to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. These changes may also cause private insurers to reduce the amounts that they will pay for physician-administered drugs. In addition, the Center for Medicare and Medicaid Services, or CMS, the agency within HHS that administers Medicare and is responsible for reimbursement of the cost of Visudyne and Eligard, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries or to cover them at a lesser rate, comparable to that for drugs already reimbursed that CMS considers to be therapeutically comparable. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.
There can be no assurance that any of our applications or re-applications for reimbursement for any of our products will result in approvals or that our current reimbursement approvals for Visudyne, Eligard and our other products will not be reduced or reversed in whole or in part. If we were to have reimbursement reduced or reversed, the market for the affected product may by materially impaired and could materially harm our business and future revenues from that product. For example, while we expect that the results seen in the Visudyne in occult, or VIO, study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S., Europe and elsewhere by the applicable governmental authorities. If they were to reduce or reverse prior reimbursement decisions for Visudyne in the occult form of wet AMD, this could materially adversely affect our future sales and revenue from Visudyne.
We may not successfully develop and launch replacements for our products that lose patent protection.
Most of our products (other than our generic dermatology products) are covered by patents that give us a degree of market exclusivity during the term of the patent. A description of the key patents protecting Visudyne, Eligard, Atrigel and our other late stage products are set out in Item 1 under the heading “Patents, Trademarks and Proprietary Rights”. Upon patent expiration, our competitors may introduce products or, in the case of Atrigel, drug delivery technology, using the same technology. As a result of this possible increase in competition, we may need to charge a lower price in order to maintain sales of our products or may lose a competitive advantage and marketability of our Atrigel drug delivery technology which could have a material adverse effect on our business. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our revenue from those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products and/or drug delivery technologies before these and other patents expire.
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
We have applied for and will continue to apply for patents for certain aspects of Visudyne, Eligard and our other products and technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. It is possible that patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, Visudyne and our other products could become subject to competition from the sale of generic products. In addition, we have an exclusive worldwide license from the University of British Columbia, or UBC, (see “Patents, Trademarks and Proprietary Rights” above) for all of the patents and know-how owned by UBC relating to verteporfin, lemuteporfin and certain additional photosensitizers and their use as therapeutics or diagnostics. Under our license agreement with UBC, if we fail to make any required payments to UBC, it would have the right to terminate these licenses. Under our license agreement with Massachusetts General Hospital, or MGH, it would have the right to terminate the license if we defaulted under the agreement and failed to cure such default within 60 days.
Patents issued or licensed to us may be infringed by the products or processes of other parties. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and the time demands could interfere with our normal operations.
It is also possible that a court may find us to be infringing validly issued patents of third parties. In that event, in addition to the cost of defending the underlying suit for infringement, we may have to pay license fees and/or damages and may be enjoined from conducting certain activities. Obtaining licenses under third-party patents can be costly, and such licenses may not be available at all. Under such circumstances, we may need to materially alter our products or processes or may lose the right to continue to manufacture and sell a product entirely for a period of time.
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
Resources devoted to research and development may not yield new products that achieve commercial success.
We devote substantial resources to research and development. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between eight and fifteen years or more for a pharmaceutical product. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully. We can make no assurances that any of the products currently in our development pipeline will be commercially successful.

The incidence of wet AMD might be reduced if therapies currently in development or currently available prevent or reduce the risk of development of wet AMD which could adversely impact the sales of Visudyne.
We are aware that Alcon has initiated a Phase III clinical trial to evaluate the use of Retaane (Anacortave Acetate) as a treatment for patients with the dry form of AMD who are at high risk of developing wet AMD, with the objective of preventing the occurrence of wet AMD. We are also aware of published reports of studies showing that supplemental vitamin therapies reduce the risk of development of wet AMD. If these studies show that new therapies are effective or if supplemental vitamin usage becomes common place in patients with dry AMD, the incidence of wet AMD, which often develops in patients initially diagnosed with dry AMD, might be reduced, and Visudyne sales and our revenues could be materially reduced.
We may be unable to manufacture or continue to manufacture efficiently Visudyne or our other products in compliance with FDA and other regulatory requirements or our product specifications.
We depend on several third parties in the U.S., Canada, Europe and Japan to manufacture Visudyne, and if such third parties fail to meet their respective contractual commitments, we may not be able to supply or continue to supply commercial quantities of the product or conduct certain future clinical testing. We are dependent upon Raylo Chemicals Inc., Nippon Fine Chemicals, Parkedale Pharmaceuticals Inc., Orgapharm S.A.S. and Hollister-Stier Laboratories LLC to manufacture Visudyne or components thereof. The agreement between us and Raylo Chemicals is in effect for a term ending January 1, 2008, after which it will renew for a further two years unless one party provides the other with 24 months advance notice of its intention not to renew, which has not occurred at this time. Our agreement with Nippon Fine Chemicals is in effect for a term ending on January 1, 2007. Our agreement with Parkedale Pharmaceuticals Inc. is in effect for a term expiring December 31, 2009. The agreement with Orgapharm is effective for a period of 5 years from the date of commercial approval of the Visudyne component by either the EU regulatory authorities, or the U.S. and the Canadian regulatory authorities, whichever is earlier. The agreement with Hollister-Stier is in effect for 5 years from the date of applicable regulatory approval for the component product, after which it will renew for additional 2 year periods unless one party provides the other with 36 months advance notice of its intention not to renew. Although none of these agreements is terminable by the other party for convenience, if we were to commit a default under or breach of any of such agreements, the other party could terminate such agreement. We may be unable to renew such agreements after their expiry on terms which are commercially acceptable to us.
Our ability to conduct clinical trials and commercialize Visudyne and our other products, either directly or in conjunction with others, depends, in large part, on our ability to have such products manufactured at a competitive cost and in accordance with FDA and other regulatory requirements as well as our product specifications. Our contract manufacturers’ manufacturing and quality procedures may not achieve or maintain compliance with applicable FDA and other regulatory standards or product specifications, and, even if they do, we may be unable to produce or continue to produce commercial quantities of Visudyne and our other products at an acceptable cost or margin.
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
If our manufacturers produce one or more product batches that do not conform to FDA or other regulatory requirements, or our product specifications, or if they introduce changes to their manufacturing processes, our manufacturing expenses may increase materially, our product inventories may be reduced to unacceptable levels and/or our ability to meet demand for Visudyne may be detrimentally impacted, possibly materially.
In the field of Photodynamic Therapy, or PDT, we are dependent on the success and continued supply of third-party medical device companies with complementary light source and light delivery devices by third party suppliers.

We currently depend on three third-party suppliers, Carl Zeiss-Meditic, Lumenis and Biolitec, Inc., to provide the laser light delivery devices for Visudyne therapy and to service such devices. Because PDT requires a light source, and in some instances a light delivery system, to be used in conjunction with our photosensitizers, we are dependent on the success of these medical device companies in placing and maintaining light sources with the appropriate medical facilities, in distributing the light delivery systems and servicing such systems as required. Carl Zeiss-Meditic and Lumenis supply such lasers to treating physicians directly, and neither QLT nor Novartis Ophthalmics has a supply or distribution agreement with either Carl Zeiss-Meditic or Lumenis for the supply of such devices. The relationship between our Company and Novartis Ophthalmics and such suppliers, under which we and Novartis Ophthalmics provides support and assistance to such suppliers, is an informal collaboration only. We have entered into a supply agreement with Biolitec for the supply of lasers for distribution by us but delivery of the first shipment of lasers is not expected until the second quarter of 2006, consequently, we have not yet begun distribution of the lasers. If one or more of the medical device companies with whom we and Novartis Ophthalmics have such collaborations cease to carry on business, or if they no longer supply complementary light sources or light delivery systems or if they or we are unable to achieve the appropriate placements of light sources and ensure an uninterrupted supply and ongoing maintenance of light delivery systems to treating physicians, sales of Visudyne and our revenues from the sale of Visudyne may be adversely affected.
The expected lifecycle of the laser light delivery devices for Visudyne therapy is approximately five to eight years. Therefore, in the coming years, we expect that many of these lasers will need significant upgrades or will need to be replaced. Customers may decide not to invest in purchasing a new laser in light of emerging competitive therapies which do not require a medical device and this could negatively impact our future sales, possibly materially.
We have limited experience in manufacturing products on a commercial scale and are subject to ongoing regulatory compliance requirements.
QLT USA completed the expansion of our manufacturing facility in the second quarter of 2003. Validation of the plant and equipment was completed during the third quarter of 2003. Certain areas of the plant were qualified by the FDA in 2004. We manufacture Eligard at this facility. Even though we have obtained FDA and other regulatory approval to do so, our manufacturing processes are subject to ongoing review and approval by regulatory authorities in each jurisdiction in which our products are sold. If we modify our current manufacturing processes, the FDA and other regulatory authorities will require us to demonstrate that the material produced from the modified or new process or facility is equivalent to the material used in the clinical trials or products previously approved. Any such modifications to the manufacturing process or supply may not achieve or maintain compliance with the applicable regulatory requirements or our product specifications. In many cases, prior approval by regulatory authorities may be required before any changes can be instituted.
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
If we are unable to produce enough Eligard or the other products which we manufacture to meet market demands, this could cause a decrease in revenue.
There is also a risk that our manufacturing capabilities may not be sufficient to meet market demands for Eligard or that we may experience a disruption in our manufacturing processes. In addition, if we produce Eligard product batches which do not conform to FDA or other regulatory requirements, or our product specifications, our manufacturing expenses may increase materially, our Eligard product inventories may be reduced to unacceptable levels, or we may be unable to meet demand for Eligard. In such events, our business would be harmed materially.

We are dependent on contract manufacturers involved in the production of our Eligard products.
We currently outsource the sterile filling and “lyophilization”, also known as freeze drying, process of our Eligard products designated for shipment outside of the U.S. to Chesapeake Biological Laboratories, Inc., an approved contract manufacturer, and rely on this manufacturer for this highly specialized service. We have built our own sterile filling and lyophilization facility that received FDA approval to manufacture commercial product in December 2004 and is now the asceptic facility for the filling and lyophilization of the Eligard products for the U.S. market, with Chesapeake Biological Laboratories as the secondary facility for filling and lyophilization of the Eligard products for the U.S. market. Our contract with Chesapeake Biological Laboratories is for a period of two years commencing January 23, 2004, and automatically renews for additional one-year terms unless either party provides notice on non-renewal more than 90 days prior to termination, which has not occurred at this time. If our relationship with Chesapeake Biological Laboratories was to deteriorate or terminate, production of our Eligard products designated for shipment outside of the U.S., supply may be temporarily discontinued for several months. We currently have one other contract manufacturer as a back-up source for the sterile filling and lyophilization process. However, the FDA would need to approve the change in the manufacturer of the sterile filling and lyophilization process for our Eligard products, which could take several months and result in a material loss of revenue.
If our supply of finished products is interrupted, our ability to maintain our inventory levels could suffer and future revenues may be delayed.
We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and seek monetary compensation if permitted under the agreement with the customer stock and sell competing products. This in turn could cause a loss of our market share and negatively affect our revenues.
Supply interruptions may occur and our inventory may not always be adequate. Numerous factors could cause interruptions in the supply of our finished products including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials.
We may face future product liability claims that may result from the sale of Visudyne, Eligard and our other products.
The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne, Eligard and our other product candidates may expose us to liability claims allegedly resulting from the use of these products. These claims might be made directly by consumers, healthcare providers or others selling our products. We carry clinical trials and product liability insurance to cover certain claims that could arise during the clinical trials for our product candidates or during the commercial use of Visudyne, Eligard or our other products. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could cause us to incur large expenditures and distract our management’s attention from ongoing business concerns and interfere with our normal operations.
Our business could suffer if we are unsuccessful in identifying, negotiating or integrating future acquisitions, business combinations or strategic alliances.
From time to time, we may engage in negotiations to expand our operations and market presence by future product, technology or other acquisitions and business combinations, joint ventures or other strategic alliances with other companies. We may not be successful in identifying, initiating or completing such negotiations. Competition for attractive product acquisition or alliance targets can be intense, and there can be no guarantee that we will succeed in completing such transactions on terms that are acceptable to us. Even if we are successful in these negotiations, these transactions create risks, such as the difficulties in assimilating the operations and personnel of an acquired business, the potential disruption to our ongoing business, and the potential negative impact on our earnings. We may not succeed in addressing these risks. If we are not successful, our business could suffer.
We are undergoing significant strategic and organizational change. Failure to manage disruption to the business or the loss of key personnel could have an adverse effect on our business.
As part of our new strategic direction we are making significant changes to both management and organizational structure. We recently announced a restructuring and our plan to divest of our dental business and our non-core dermatology assets and related manufacturing facilities. As a result of this, morale may be lowered and key employees may decide to leave, or may be distracted from their usual roles. This could result in delays in development projects, failure to achieve targets or other disruption to the business.
Research, Development and Regulatory Risks
We may not be successful in our efforts to expand our portfolio of products in targeted therapeutic segments.
An element of our strategy is to develop a portfolio of new drugs. We are seeking to do so through our internal research programs and through licensing or otherwise acquiring the rights to potential new drugs and drug targets in targeted therapeutic segments. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•	the research methodology used may not be successful in identifying potential product candidates; or

•	potential product candidates may on further study be shown to have harmful side effects or other characteristics that indicate they are unlikely to be effective drugs.
We may be unable to license or acquire suitable product from third parties for a number of reasons. In particular, the licensing and acquisition of pharmaceutical products is a competitive area. A number of more established companies are also pursuing strategies to license or acquire products in the ophthalmic and other fields. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercial capabilities. Other factors that may prevent us from licensing or otherwise acquiring suitable product candidates include the following:
•	we may be unable to license or acquire the relevant technology on terms that would allow us to make an appropriate return from the product;

•	companies that perceive us to be their competitors may be unwilling to assign or license their product rights to us; or

•	we may be unable to identify suitable products or product candidates within our targeted therapeutic segments.
If we are unable to develop suitable potential product candidates through internal research programs or by obtaining rights to novel therapeutics from third parties, our business will suffer.
Our products in clinical trials may not achieve favorable results, may fail to achieve or maintain regulatory approvals or market acceptance, or may encounter difficulties with proprietary rights or manufacturing.
Our success depends on our ability to successfully develop and obtain regulatory approval to market new pharmaceutical products. Development of a product requires substantial technical, financial and human resources even if such product development is not successfully completed. The outcome of the lengthy and complex process of new product development is inherently uncertain.
Our potential products may appear to be promising at various stages of clinical trials yet fail to reach the market for a number of reasons, including:
•	lack of sufficient treatment benefit or unacceptable safety issues during preclinical studies or clinical trials. For example, we completed enrolment of a Phase II light dose-ranging study of Lemuteporfin in BPH during the last quarter of 2005. In February 2006 we announced that the Phase II clinical trial of Lemuteporfin- injectable in patients with BPH did not meet the study’s primary efficacy objective at three months. While the decrease in AUA (American Urological Association) Symptom Score was consistent with that seen after other minimally invasive therapies, there was no significant difference between treatment and sham-control groups. We will continue to follow-up patients that participated in that trial to determine whether there is any treatment benefit at the 6 months time point after treatment.;

•	lack of commercial market opportunity;

•	results from preclinical and early clinical studies not predictive of results obtained in large-scale clinical trials;

•	unfavorable data during a clinical trial causing us to determine that continuation of the trial is not warranted. For example, in May 2003, we halted our two Phase III studies of tariquidar in non-small cell lung cancer after a review of safety and efficacy data by the Independent Data Safety Monitoring Committee;

•	the FDA or other regulatory authorities suspending our clinical trials at any time if, among other reasons, it concludes that patients participating in such trials are being exposed to unacceptable health risks;

•	failure to receive or maintain necessary regulatory approvals after completion of clinical trials. For example, our clinical study of Visudyne in the occult form of wet AMD, known as the VIO study, failed to meet its primary endpoints. While we do not currently expect that result to impact approvals received on the use of Visudyne for the treatment of the occult form of wet AMD in Europe or elsewhere, if the governmental authorities were to revoke or limit such approvals previously granted, that could have a material adverse effect on the sales and revenue from Visudyne;

•	existence of conflicting proprietary rights of third parties;

•	inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards; and

•	other business imperatives causing us to curtail a particular development program.
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
From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, or they might not be achieved, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our business could be harmed. Factors which could cause us to fail to achieve milestones in accordance with our projections include:

•	study results may vary from what had been predicted;

•	studies may take longer to enroll or conclude than projected;

•	unfavorable data during a clinical trial might cause us to determine that continuation of the trial is not warranted;

•	the FDA or other regulatory authorities might suspend our clinical trials at any time if, for example, it concludes that patients participating in such trials are being exposed to unacceptable health risks;

•	failure to receive necessary regulatory approvals after completion of clinical trials in a timely manner or at all; and

•	other business imperatives might cause us to delay or discontinue certain development activities.
Patient enrollment may not be adequate for our current trials or future clinical trials.
Our future prospects could suffer if we fail to develop and maintain sufficient levels of patient enrollment in our current or future clinical trials. Our willingness and ability to complete clinical trials is dependent on, among other factors, the rate of patient enrollment, which is a function of many factors, including:
•	the nature of our clinical trial protocols or products;

•	the inability to secure regulatory approval to modify previously approved clinical trial protocols;

•	the existence of competing protocols;

•	the size and longevity of the target patient population;

•	the proximity of patients to clinical sites;

•	the eligibility criteria for the trials; and

•	the patient dropout rates for the trials.
Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could materially harm our future prospects.
Visudyne, Eligard or our other products may exhibit adverse side effects that prevent their widespread adoption or that necessitate withdrawal from the market.
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
Our commercial products and our products under development are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments. To the extent Visudyne, Eligard, our other commercial products or products under development are marketed abroad, they are also subject to export requirements and to regulation by foreign governments. The regulatory clearance process is lengthy, expensive and uncertain. We may not be able to obtain, or continue to obtain, necessary regulatory clearances or approvals on a timely basis, or at all, for any of our commercial products or any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could materially harm our business.
Drugs manufactured or distributed pursuant to the FDA’s approval are subject to pervasive and continuing regulation by the FDA, certain state agencies and various foreign governmental regulatory agencies such as the EMEA.

Manufacturers are subject to inspection by the FDA and those state agencies, and they must comply with the host of regulatory requirements that usually apply to drugs marketed in the U.S., including but not limited to the FDA’s labeling regulations, Good Manufacturing Practice requirements, adverse event reporting and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. Our failure to comply with applicable requirements could result in sanctions being imposed on us. These sanctions could include warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the U.S., FDA refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.
We, our contract manufacturers, all of our subsuppliers, as well as the suppliers of the medical lasers required for Visudyne and other PDT therapy, are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission or the FDA. We, our contract manufacturers, subsuppliers and laser suppliers may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us, or any of these manufacturers, subsuppliers or suppliers to comply with such requirements or the adoption of new requirements could materially harm our business.
As noted above, all of our contract manufacturers must comply with the applicable FDA cGMP regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMP regulations and other FDA regulatory requirements, the availability of marketed products for sale could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have full control over our third-party manufacturers’ compliance with these regulations and standards. The loss of a contract manufacturer could have a negative affect on our sales, margins and market share, as well as our overall business and financial results.
In the future, in the event we are involved directly in the marketing or promotion of our products, our activities relating to the sale and marketing of our products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). We are also subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If a court were to find us liable for violating these laws, or if the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, including on our stock price.
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

Risks Relating to Our Financial Results and Condition
Our future operating results are uncertain and likely to fluctuate.
Although we were profitable for the years 2000-2003, 2004 was impacted by a charge of $236.0 million for purchase of in-process research and development related to the Atrix acquisition and 2005 was impacted by a $410.5 million non-cash charge for impairment of goodwill and other intangible assets that resulted from the Atrix acquisition (see: Note 9 to the Consolidated Financial Statements), future operating performance and profitability are not certain. Our accumulated deficit at December 31, 2005 was approximately $495.5 million.
Our operating results may fluctuate from period to period for a number of reasons. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:
•	lower than expected revenues from sales of Visudyne, Eligard or our other products. For example, in connection with the ongoing patent litigation commenced by TAP Pharmaceuticals, Inc., the sales of Eligard in the U.S. have been suspended from early March 2006 until May 1, 2006 by our marketing partner, Sanofi-Synthelabo and the impact of that temporary suspension on sales of Eligard our revenue from Eligard during 2006 and in the future is unknown but may be material. In addition, in the event we are unsuccessful in obtaining from the Court of Appeals a permanent stay of the injunction order issued in connection with the TAP patent litigation, QLT USA will be prevented from manufacturing and selling Eligard to its licensees and distributors outside of the U.S. until the expiry of the patent on May 1, 2006 (see Item 3. Legal Proceedings);

•	changes in pricing strategies or reimbursement levels for Visudyne, Eligard or our other products;

•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months;

•	high levels of marketing expenses for Visudyne or the launch of a competitor to Visudyne;

•	fluctuations in currency exchange rates;

•	unfavorable outcome of the patent litigation commenced by TAP Pharmaceuticals, Inc. and its co-plaintiffs against QLT USA and Sanofi-Synthelabo and the potential for an unfavorable outcome in the other patent-related litigation against us;

•	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne, Eligard and our other products and candidates; and

•	increased operating expenses as a result of product, technology or other acquisitions or business combinations.
Future sales of Visudyne, Eligard and our other products may be less than expected.
Our prospects are dependent on the sales of our lead commercial product, Visudyne, and to a lesser extent those of Eligard and our other products. Our revenues to date have consisted largely of revenue from product sales of Visudyne. If sales of Visudyne, beyond levels that we anticipate, fail to occur or sales of Eligard and our other products fail to increase to the extent that we project, it would have a material adverse effect on our business, financial condition and results of operations.
In addition, our revenues from Visudyne, Eligard and our other products licensed to third parties could vary significantly in future periods, including, but not limited to, as a result of:
•	fluctuations in foreign currency exchange rates;

•	the initiation of new contractual arrangements with other companies;

•	whether and when contract milestones are achieved;

•	the failure of or refusal of a licensee to pay royalties;

•	the expiration or invalidation of our patents or licensed intellectual property. For example, patent litigations, interferences, oppositions, and other proceedings involving our patents often include claims by third-parties that such patents are invalid or unenforceable. If a court, patent office, or other authority were to determine that a patent under which we receive royalties and/or other revenues is invalid or unenforceable, that determination could cause us to suffer a loss of such royalties and/or revenues, and could cause us to incur other monetary damages; and

•	decreases in licensees’ sales of product due to competition, manufacturing difficulties, adverse outcomes in ongoing litigation or other factors that affect the sales of product.
A number of factors may affect the rate and breadth of market acceptance and continued use of our commercial products, including:
•	perceptions of physicians and patients regarding the safety and efficacy of our products;

•	patient and physician demand;

•	the results of product development efforts for new indications or additional market opportunities for Visudyne, Eligard, and our other products;

•	availability of sufficient commercial quantities of Visudyne, Eligard and our other products;

•	price changes for our products, and the price of our products relative to other drugs or competing treatments;

•	retreatment rates for Visudyne throughout the treatment process varying from the retreatment rates during clinical development;

•	the scope and timing of additional marketing approvals and favorable reimbursement programs for Visudyne, Eligard, and our other products;

•	adverse side effects or unfavorable publicity concerning Visudyne, Eligard or our other products;

•	a decline in the market for Visudyne, or incidence rates of wet AMD, such as might occur if preventative treatments currently in development are successful;

•	a decline in the markets for Eligard or our other products; or

•	a decline in reimbursement levels for our products;
as well as the other factors that are described in this section.
Our effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources.
Significant judgement is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, results of audits by tax authorities, future levels of R&D spending, and changes in overall levels of income before taxes.

We may need additional capital in the future, and our prospects for obtaining it are uncertain.
Our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund additional operating expenses will also depend on other factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, any amounts we may be required to pay in connection with any ongoing litigation as a result of an adverse court decision or any settlement agreement that we may enter into, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. Additional capital may not be available on terms favorable to us, or at all. If adequate capital is unavailable, we may not be able to engage in desirable acquisition or in-licensing opportunities and may have to reduce substantially or eliminate expenditures for research, development, clinical testing, manufacturing and marketing for Visudyne, Eligard and our other products.
We have convertible debt outstanding, which, if not converted into equity, will require a significant amount of cash and may adversely affect our financial position and cash resources.
As of December 31, 2005, we had approximately $172 million of convertible debt bearing interest at the rate of 3% per annum and due in 2023. On each of September 15, 2008, 2013 and 2018, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, that date. On the occurrence of certain events, such as a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by us. In the event that the holders of the convertible debt elect to require repayment of the debt instead of conversion to our common shares, our ability to make payments on and to refinance our indebtedness, including our convertible debt obligation, and to fund planned capital expenditures, R&D, as well as stock repurchases and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
We may be unsuccessful in divesting our non-core dermatology business and related manufacturing facilities.
We have previously announced our intention to divest our non-core dermatology business and related manufacturing business in order to focus our business and resources on the development of proprietary pharmaceutical products. We may be unable to locate a purchaser for those assets, either at all or on terms that we consider to be satisfactory. In addition, under the collaboration agreement between QLT USA and Sandoz, Inc. with respect to the development, manufacture and commercialization of our generic dermatology products, Sandoz has the right to consent to any assignee of our interests in such agreement, although Sandoz may not unreasonably withhold its consent. In the event that we are unable to divest all or part of the non-core dermatology business and manufacturing facilities, the continued operation of that part of our business may distract management attention and utilize resources that impact our ability to focus and advance our business on proprietary pharmaceutical products.
The market price of our common shares is extremely volatile.
The stock prices of biopharmaceutical companies, including QLT, are extremely volatile, and it is likely that the market price of our common shares will continue to be highly volatile. During 2005, the daily closing market price of our common shares on NASDAQ ranged from a high of $17.19 in January to a low of $6.05 in December. Our stock price could be subject to wide fluctuations in response to a number of factors, including:
•	announcements by us or our competitors of product sales, significant acquisitions, strategic relationships, joint ventures or capital commitments;

•	announcements by us or our competitors of technological innovations or new commercial products;

•	results of clinical trials for our products under development;

•	developments relating to patents, proprietary rights and potential infringement;

•	developments or outcome of litigation, including litigation regarding proprietary and patent rights;

•	expense and time associated with obtaining government approvals for marketing of Visudyne, Eligard and our other products under development;

•	reimbursement policies of various government and third-party payers that may impact the pricing or reimbursement of our products or the products of our competitors;

•	public concern over the safety of Visudyne, Eligard and our other products under development or those of our competitors;

•	changes in estimates of our revenue and operating results;

•	variances in our revenue, operating results or cash position from forecasts or projections;

•	recommendations of securities analysts regarding investment in our stock;

•	governmental reimbursement discussions;

•	adverse developments in the pending patent litigation to which we are a party; and

•	factors beyond our control which affect the stock markets generally and which might materially and adversely affect our stock price, regardless of our operating performance, including, but not limited to, current political and economic events, market and industry trends and broad market fluctuations.
Various provisions of our charter and our shareholder rights plan may have the effect of impeding a change in control, making removal of the present management more difficult or resulting in restrictions on the payment of dividends and other distributions to the shareholders.
With shareholder approval, we have adopted a shareholder rights plan that will be in effect until our annual general meeting in 2008. The general effect of the plan is to require anyone who seeks to acquire 20% or more of our outstanding common shares to make a bid complying with specific provisions included in the plan. In certain circumstances, holders of common shares may acquire additional shares of QLT (or those of the acquirer) at a 50% discount from the then-prevailing market price. The provisions of the plan could prevent or delay the acquisition of our company by means of a tender offer, a proxy contest or otherwise, making it more difficult for shareholders to receive any premium over the current market price that might be offered.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
In Vancouver, British Columbia, Canada we own and occupy a 160,000 square foot facility on the 2.3 acre site where our head office, certain research facilities and pilot manufacturing facility are located. We also own an additional 2.6 acres of land immediately adjacent to our head office facilities. At present, we have no plans to construct facilities on our adjacent site.
In the U.S., we lease 43,000 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires at the end of August, 2008, which may be renewed for two additional three year terms. We own a manufacturing facility in Fort Collins that we acquired in July 1996 and we completed an expansion of this facility in the second quarter of 2003. The expansion increased the square footage of the manufacturing facility from 26,000 square feet to 58,000 square feet. As part of the building acquisition, we acquired two acres of vacant land, directly adjacent to the building. In August 1997, we acquired an additional 2.7 acres of vacant land in Fort Collins. We currently have approximately four acres of vacant land in Fort Collins for possible future development or expansion. We are planning to divest all or a portion of the manufacturing facility in Fort Collins, Colorado as part of a potential sale of our non-core dermatology assets and, as a result of our reduced space requirements following our restructurings announced in 2005, are planning to sub-let a portion of the leased office and research space in Fort Collins.
We believe that our existing facilities are adequate to meet our needs for the foreseeable future.
Item 3. LEGAL PROCEEDINGS
Certain of our legal proceedings are discussed below and in Note 23 to the consolidated financial statements, “Contingencies”. While we believe the claims against us are without merit, it is impossible to predict accurately or determine the eventual outcome of these proceedings.
(a) TAP Litigation
United States
In 2003, plaintiffs TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against our subsidiary, QLT USA and co-defendant Sanofi-Synthelabo, Inc. in the U.S. federal court in the Northern District of Illinois Eastern Division (Case No. 1:03-CV-7822). TAP and its co-plaintiffs allege that QLT USA and Sanofi-Synthelabo willfully infringe U.S. Patent No. 4,728,721 (the “‘721 patent”) by the manufacture and sale in the United States of the Eligard® product line and seek injunctive relief, damages, and an award of attorneys’ fees and costs against QLT USA and Sanofi-Synthelabo.
In its amended answer to the claim, QLT USA and Sanofi-Synthelabo denied the material allegations of the complaint and asserted that the 721 patent is invalid, unenforceable, and not infringed. QLT USA and Sanofi-Synthelabo also asserted a counterclaim for declaratory judgments of invalidity, unenforceability, and non-infringement. In December 2005, the case went to trial on liability issues. In the trial, QLT USA and Sanofi-Synthelabo did not contest infringement of the asserted claims of the patent-in-suit as they were construed by the district judge. A jury rendered verdicts that QLT USA and Sanofi-Synthelabo had not proved, by clear and convincing evidence, that the asserted claims were invalid. Thereafter, the judge issued findings of fact rejecting defendants’ unenforceability defense. On January 24, 2006, the district court entered judgment for TAP and its co-plaintiffs on the invalidity and unenforceability defenses.
In February 2006, plaintiffs filed a motion with the district court seeking an injunction. On February 27, the district court granted an injunction, subject to a seven day stay, enjoining us, sanofi-aventis and their subsidiaries from promoting, manufacturing, selling and offering for sale Eligard products in the United States until May 1, 2006. The Court further ordered QLT and sanofi-aventis to recall any Eligard products that they still own and provide a voluntary recall program to allow physicians, wholesalers and distributors, who wish to do so, to return Eligard products for a full refund.
On February 28, 2006, QLT USA filed a Notice of Appeal in the district court, as well an emergency motion in the Court of Appeals for the Federal Circuit seeking a stay of the injunction pending the outcome of the appeal. Thereafter, the Court of Appeals issued an order staying the injunction issued by the district court on a temporary basis while the Court of Appeals considers QLT USA’s motion. Sanofi-Synthelabo has also filed a motion with the Court of Appeals seeking a stay of the injunction. The Court of Appeals has not yet issued a decision whether or not to grant a permanent stay of the injunction. Although the injunction has been stayed pending the decision of the Court of Appeals, Sanofi-Synthelabo advised that it has voluntarily discontinued the marketing and sale of Eligard in the United States until May 1, 2006.

Earlier in the case, the trial on damages and willfulness was separated from the trial on liability. Following the trial decision on liability, the district court issued a scheduling order for the damages and willfulness phase of the case. The court said that a trial date will be set following a status conference to be held in June 2006.
Under the marketing agreement entered into between QLT USA and Sanofi-Synthelabo, QLT USA has provided certain indemnities to Sanofi-Synthelabo and its affiliates, including indemnities covering certain losses relating to product liability and infringement of a third party’s proprietary rights.
While we cannot estimate the potential damages in the TAP litigation, or what level of indemnification, if any, will be required under the marketing agreement with Sanofi-Synthelabo, the amount could be substantial, which could have a material adverse impact on the financial condition of QLT USA and consequently, on QLT Inc., and, QLT USA may be permanently enjoined from manufacturing and selling some or all of its Eligard products in the U.S. and to our licensees and distributors outside of the U.S. until the patent expires on May 1, 2006.
Germany
On June 1, 2004, our Eligard marketing collaborator, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking a nullification of the European equivalent to the 721 patent, European Patent 0 202 065 (the “065 patent”).
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH sought a provisional injunction in the Regional Court Hamburg, Germany, on the basis that the marketing of Eligard by MediGene and Yamanouchi (now Astellas) in Germany violated the ‘065 patent. The Court denied that request.
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
(b) Patent Litigation with MEEI
The First MEEI Lawsuit
In April 2000, Massachusetts Eye and Ear Infirmary (“MEEI”) filed a civil suit against QLT Inc. in the United States District Court (the “Court”) for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD.
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

MEEI appealed the decision of the Court to the U.S. District Court of Appeals. On February 18, 2005 the Court of Appeals issued its ruling, upholding the dismissal of five of MEEI’s eight claims, and remanding three claims to trial on the basis that they should not have been determined on summary judgment. On March 4, 2005, we petitioned the Court of Appeals for a panel rehearing and a rehearing en banc by the full court. On April 7, 2005, the Court issued an order allowing our petition for panel rehearing in part and denying it in part. Our petition for rehearing en banc was denied without prejudice to refiling after the panel’s decision on the rehearing. The original three-judge panel reconsidered, but ultimately did not change its decision to remand three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets) for trial before the District Court. In July 2005 we re-filed our petition for rehearing en banc, which was subsequently denied. In February, 2006 we filed a Petition for Writ of Certiorari in the United States Supreme Court asserting that MEEI’s claim for unjust enrichment is preempted by federal patent law. The Court of Appeals has stayed the remand to the Court pending the resolution of our Petition by the Supreme Court.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS
Common Share Information
The common shares of the Company trade in Canada on the Toronto Stock Exchange under the symbol “QLT” and in the U.S. on The NASDAQ Stock Market under the symbol “QLTI”. The following table sets out, for the periods indicated, the high and low closing sales prices and trading volumes of the common shares, as reported by the Toronto Stock Exchange and The NASDAQ Stock Market.

	The Toronto Stock Exchange			The NASDAQ Stock Market
	High	Low	Volume	High	Low	Volume
	(CAD$)	(CAD$)		(U.S.$)	(U.S.$)
2005

Fourth Quarter	$9.20	$7.03	28,212,418	$7.92	$6.05	74,122,811
Third Quarter	13.55	8.15	19,319,201	11.12	6.96	83,556,511
Second Quarter	15.55	11.87	26,225,580	12.67	9.47	71,776,758
First Quarter	21.04	15.02	23,604,803	17.19	12.37	71,802,369

2004

Fourth Quarter	$22.90	$17.96	19,079,853	$17.92	$14.77	82,779,712
Third Quarter	26.15	19.16	21,139,783	19.80	14.69	86,854,431
Second Quarter	40.54	24.00	24,245,951	30.30	17.55	85,419,736
First Quarter	34.73	21.76	26,639,428	26.60	16.85	90,963,605
The last reported sale price of the common shares on The Toronto Stock Exchange and on The NASDAQ Stock Market on March 10, 2006 was CAD $8.41 and U.S. $7.27, respectively.
As of February 28, 2006, there were 1,043 registered holders of our common shares, 877 of whom were residents of the U.S. Of the total 91,184,681 common shares outstanding, the portion held by registered holders resident in the U.S. was 41,904,197 or 45.96%.
Dividend Policy
The Company has not declared or paid any dividends on its common shares since inception. The Company does not anticipate paying dividends in the foreseeable future.
Exchange Controls and Other Limitations Affecting Holders of Common Shares
There is no law, governmental decree or regulation in Canada that restricts the export or import of capital, or which would affect the remittance of dividends or other payments by the Company to non-resident holders of common shares in the Company, other than withholding tax requirements.
There is no limitation imposed by Canadian law or the charter or other constituent documents of the Company on the right of non-residents to hold or vote common shares in the Company, other than those imposed by the Investment Canada Act (Canada) (the “Investment Act”).

The Investment Act requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian” as defined in the Investment Act (a “non-Canadian”) who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry Canada. The Investment Act generally prohibits implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in common shares of the Company by a non-Canadian would be reviewable under the Investment Act if it were an investment to acquire control of the Company and the value of the assets of the Company was $5 million or more. Higher limits apply for acquisitions by or from World Trade Organization, or WTO, member country investors.
The acquisition of a majority of the voting interests of an entity or of a majority of the undivided ownership interests in the voting shares of an entity that is a corporation is deemed to be acquisition of control of that entity. The acquisition of less than a majority but one-third or more of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is presumed to be acquisition of control of that corporation unless it can be established that, on the acquisition, the corporation is not controlled in fact by the acquirer through the ownership of voting shares. The acquisition of less than one-third of the voting shares of a corporation or of an equivalent undivided ownership interest in the voting shares of the corporation is deemed not to be acquisition of control of that corporation. Certain transactions in relation to common shares in the Company would be exempt from review from the Investment Act, including:
(a)	acquisition of common shares by a person in the ordinary course of that person’s business as a trader or dealer in securities;

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
The Investment Act was amended with the Act to Implement the Agreement Establishing the World Trade Organization, or WTO, to provide for special review thresholds for WTO member country investors. Under the Investment Act, as amended, an investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of our Company and the value of the assets of our Company was equal to or greater than a specified amount (the “Review Threshold”), which increases in stages. The Review Threshold was CAD$ 237 million in 2004, CAD$ 250 million in 2005 and is CAD$ 265 million in 2006. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.
Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents
The following is a summary of certain Canadian and U.S. federal income tax considerations applicable to holders of common shares of our Company. These tax considerations are stated in brief and general terms and are based on Canadian and U.S. law currently in effect. There are other potentially significant Canadian and U.S. federal income tax considerations and provincial, state and local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein. The tax considerations relative to ownership and disposition of the common shares may vary from shareholder to shareholder depending on the shareholder’s particular status. Accordingly, shareholders and prospective shareholders are encouraged to consult with their tax advisors regarding tax considerations, which may apply to the particular situation.

Canadian Federal Tax Information
Dividends paid on the common shares held by non-residents of Canada will generally be subject to Canadian withholding tax at the rate of 25%. The Canada-U.S. Income Tax Convention (1980) (the “Convention”) provides that the withholding rate on dividends paid to U.S. residents on the common shares is generally 15%.
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
U.S. Federal Tax Information
Distributions with respect to our common shares generally will be taxable as dividends to the extent of our Company’s earnings and profits, determined under U.S. tax principles, subject to the same preferential rate that applies to long-term capital gain (currently, 15%). Under current law, for taxable years beginning after December 31, 2008, distributions will be taxed at ordinary rates without the benefit of such preferential rates.
Corporate U.S. Holders generally will not be allowed a deduction for dividends received in respect of distributions on our common shares. Dividends will be treated as income from sources outside the U.S., but generally will be “passive income,” or in the case of a financial services entity, “financial services income” (and, for taxable years beginning after December 31, 2006, as “general category income”) for U.S. foreign tax credit purposes.
Special rules apply to U.S. Holders that hold stock in a “passive foreign investment company” (“PFIC”). A foreign corporation generally will be a PFIC for any taxable year in which either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average value of its assets consist of assets that produce, or that are held for the production of, passive income. For this purpose, passive income generally includes, among other things, interest, dividends, rents, royalties and gains from certain commodities transactions.
We believe that our Company was not a PFIC in 2005 and anticipate that it will not be a PFIC with respect to any subsequent taxable year. However, there can be no assurance that our Company will not be considered a PFIC in a future taxable year, because status under the PFIC rules is based in part on factors not entirely within the Company’s control (such as market capitalization).
We believe that our Company was a PFIC in one or more taxable years prior to 2000. Accordingly, a U.S. Holder whose common shares were held at any time during a taxable year in which our Company was a PFIC may be subject to increased tax liability upon the sale, exchange or other disposition of shares of our common shares or upon the receipt of certain distributions. These adverse tax consequences will not apply, however, if a U.S. Holder timely filed and maintained (and in certain cases, continue to maintain) a qualified electing fund (“QEF”) election to be taxed annually on the holder’s pro rata portion of our Company’s earnings and profits.
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

Item 6. SELECTED FINANCIAL DATA
Annual Financial Data

Year Ended December 31,	2005(5)	2004(3)(4)	2003(2)	2002	2001
(In thousands of U.S. dollars except per share information)
CONSOLIDATED STATEMENT OF OPERATIONS DATA

Total revenues	$241,973	$186,072	$146,750	$110,513	$83,375
Research and development expenses	74,597	50,059	44,905	42,252	42,909
(Loss) income before extraordinary gain	(325,412)	(178,226)	44,817	13,595	71,512
Net (loss) income	(325,412)	(165,709)	44,817	13,595	71,512
Basic net (loss) income per common share:
(Loss) income before extraordinary gain	(3.51)	(2.43)	0.65	0.20	1.05
Extraordinary gain(3)	—	0.17	—	—	—

Net (loss) income	(3.51)	(2.26)	0.65	0.20	1.05

Diluted net (loss) income per common share:
(Loss) income before extraordinary gain	(3.51)	(2.43)	0.59	0.20	1.04
Extraordinary gain(3)	—	0.17	—	—	—

Net (loss) income	(3.51)	(2.26)	0.59	0.20	1.04

CONSOLIDATED BALANCE SHEET DATA

Cash, cash equivalents and short-term investment securities	$465,615	$379,852	$495,430	$207,935	$162,774
Working capital	514,713	465,826	556,733	260,127	223,585
Total assets	776,494	1,116,249	634,722	345,841	317,933
Long term obligations	172,500	172,500	172,500	—	—
Total shareholders’ equity	526,111	856,779	433,371	313,545	292,701

For all years presented there were no cash dividends per common share.

Quarterly Financial Data(1)
Set out below is selected unaudited consolidated financial information for each of the fiscal quarters of 2005 and 2004.

Three Months Ended	December 31	September 30	June 30	March 31
(In thousands of U.S. dollars except per share information)
2005(5)

Total revenues	$50,385	$64,175	$63,398	$64,015
Research and development expenses	19,822	18,254	20,085	16,436
(Loss) income before extraordinary gain	(370,393)	12,899	16,826	15,256
Net (loss) income	(370,393)	12,899	16,826	15,256
Basic net (loss) income per common share	(4.04)	0.14	0.18	0.16
Diluted net (loss) income per common share	(4.04)	0.14	0.17	0.16

2004(2) (4)

Total revenues	$53,809	$46,553	$44,399	$41,311
Research and development expenses	17,192	12,200	11,257	9,410
(Loss) income before extraordinary gain	(223,240)	16,701	14,684	13,629
Net (loss) income	(221,116)	16,701	14,684	24,022
Basic net (loss) income per common share:
(Loss) income before extraordinary gain	(2.64)	0.24	0.21	0.20
Extraordinary gain (3)	0.02	—	—	0.15
Net (loss) income	(2.62)	0.24	0.21	0.35
Diluted net (loss) income per common share:
(Loss) income before extraordinary gain	(2.64)	0.24	0.20	0.19
Extraordinary gain (3)	0.02	—	—	0.15
Net (loss) income	(2.62)	0.24	0.20	0.34

(1)	The basic and diluted income (loss) per share are determined separately for each quarter. Consequently, the sum of the quarterly amounts may differ from the annual amounts disclosed in the consolidated financial statements as a result of using different weighted average numbers of shares outstanding.

(2)	In accordance with EITF Issue No. 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, effective December 15, 2004, diluted earnings per share includes the dilutive effect of convertible debt. We have restated the diluted earnings per share for the year ended December 31, 2003 and the quarterly results reported for 2004 to conform with EITF No. 04-08.

(3)	On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., or Kinetek, a privately held biopharmaceutical company based in Vancouver, British Columbia that focused on discovery and development of new targets and therapies, for $2.4 million. The extraordinary gain in fiscal 2004 of $12.5 million resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by us.

(4)	On November 19, 2004 we completed our acquisition of Atrix Laboratories, Inc., or Atrix, for $870 million. The impact of this acquisition on 2004 operations includes: total revenues of $5.0 million, a $236.0 million charge for purchased in-process research and development, and amortization of acquired intangibles of $0.9 million.

(5)	During the fourth quarter of 2005, events and circumstances indicated impairment of goodwill and intangible assets acquired in connection with our acquisition of Atrix in November 2004. As a result, we recorded a non-cash charge of $410.5 million to reduce the carrying value of our goodwill to $104.0 million and our intangible assets to $6.9 million.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with our 2005 consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America, or U.S. All amounts are expressed in U.S. dollars unless otherwise indicated.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate”, “project”, “expect”, “forecast”, “outlook”, “plan”, “intend”, estimate”, “should”, “may”, “assume”, “continue”, and variations of such words or similar expressions are intended to identify our forward-looking statements. Forward looking statements include, but are not limited to, those in which we state:
•	anticipated levels of future sales of our products;

•	anticipated future operating results;

•	our expectations as to the outcome of the patent litigation commenced against QLT USA, Inc., a subsidiary of QLT Inc., and Sanofi-Synthelabo, Inc. by TAP Pharmaceuticals, Inc. and its co-plaintiffs;

•	our expectations regarding the other pending intellectual property litigation against us;

•	our plans to divest our non-core dermatology business and related manufacturing facilities;

•	the anticipated timing and progress of clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for, receipt of and our ability to maintain regulatory approvals for our products; and

•	the anticipated timing for, receipt of and our ability to maintain reimbursement approvals for our products in development.
We caution that actual outcomes and results may differ materially from those expressed in our forward-looking statements because such statements are predictions only and they are subject to a number of important risks factors and uncertainties. Risk factors and uncertainties which could cause actual results to differ from what is expressed or implied by our forward-looking statements are described in this Annual Report under the headings: “Business — Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to the Consolidated Financial Statements”. We encourage you to read those descriptions carefully. We caution investors not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report, unless an earlier date is indicated, and, except as required by law and the rules and regulations of the SEC and Canadian regulatory authorities, we undertake no obligation to update or revise the statements.
OVERVIEW
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize our proprietary platform drug delivery system, Atrigel®, to develop new pharmaceutical products.
Our company was formed in 1981 under the laws of the Province of British Columbia, Canada. In November 2004, we acquired Atrix Laboratories, Inc., a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. With our acquisition of Atrix (now our wholly owned subsidiary, QLT USA) we have expanded and diversified our portfolio of approved products, products in development or under regulatory review, and proprietary technologies. (For product revenues, see our Consolidated Financial Statements — Note 15).
Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our lead commercial product, Visudyne®, utilizes PDT to treat the eye disease known as wet age related macular degeneration, or wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe.

Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or CNV, and in over 50 countries for the form of wet AMD known as occult subfoveal CNV. Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. It is also approved in more than 60 countries, including the U.S., Canada and the European Union countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. QLT develops and commercializes Visudyne through a co-development, manufacturing and commercialization agreement with Novartis Ophthalmics of Switzerland (a division of Novartis Pharma AG).
In addition to our lead commercial product Visudyne, we now market (through commercial partners) the Eligard® line of products for the treatment of prostate cancer, and a line of dermatology products. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including most European countries, Canada, Australia, New Zealand and a number of Latin American countries. In addition to the U.S., Eligard 3.0-mg (four-month) and Eligard 45.0-mg (six-month) are also approved in Canada, Australia and New Zealand. However, in connection with the ongoing patent litigation commenced by TAP Pharmaceuticals, Inc. and its co-plaintiffs in the United States and Canada, the marketing partner for Eligard in the United States, Sanofi-Sythelabo, Inc. or Sanofi-Synthelabo, has suspended the sales of Eligard in the United States from early March 2006 to May 1, 2006 (see Item 3. Legal Proceedings).
Our efforts to increase our portfolio of products are ongoing. We also have a number of product candidates that utilize the Atrigel drug delivery system in our pipeline. We carry out research and pre-clinical projects in our core therapeutic area of ophthalmology, and other areas such as dermatology. We also conduct contract research and development work on product candidates of third parties using the Atrigel drug delivery system in a number of therapeutic areas from which we can potentially derive royalty revenue upon commercialization.
Our portfolio of dermatology products consists of both proprietary and generic products that are commercialized, under regulatory review, or in various stages of development. Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005. Although Aczone is approved in the U.S, it is not yet marketed. A decision with respect to the commercialization of Aczone is pending the outcome of an additional Phase IV clinical study and submission to the FDA to remove a restriction currently on the approved label for the product (see Item 1. Business — Our Approved Products — Aczone). Our generic dermatology business, which is part of a development and commercialization arrangement with Sandoz, Inc., currently comprises seven approved products, six of which are currently marketed, two additional ones that are tentatively approved (final approval pending patent expiration of the original compounds) and four products under regulatory review. To further focus our business on the research and development of proprietary products in our core therapeutic areas, we have previously announced that we are planning to divest our non-core dermatology assets, including the generic dermatology business and our manufacturing facilities associated with the dermatology business.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, assessment of the recoverability and impairment of long-lived and intangible assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in the purchase business combinations, and provisions for taxes and contingencies. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company, QLT Inc., and the U.S. dollar is the functional currency for the U.S. subsidiary, QLT USA. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss). As of December 31, 2005, our accumulated other comprehensive income totalled $99.5 million.
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
With respect to Eligard, under the terms of our collaborative agreements with our marketing partners, we are responsible for the manufacture of Eligard and receive from our marketing partners an agreed upon sales price upon shipment to them. (We also earn royalties from certain marketing partners based upon their sales of Eligard products to end customers, which are included in net royalty revenue.) We recognize net revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our marketing partners, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our marketing partners. Our Eligard marketing partners are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our marketing partners.
We do not offer rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we did not provide an allowance for rebates, discounts, and returns.
Net Royalties
We recognize net royalties when product is shipped by certain of our marketing partners to end customers based on royalty rates and profit formulas specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our marketing partners.

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
Licensing and Milestones
We have licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined territory for a defined period. A milestone payment is a payment made by a partner to us upon achievement of a pre-determined event, as defined in the applicable agreement. Non-refundable license fees and milestone payments are initially reported as deferred revenue. They are recognized as revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated. No milestone revenue is recognized until we have completed the required milestone-related services as set forth in licensing agreements.
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to end customers. Cost of sales related to the production of various Eligard, generic dermatology, and dental products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and dental products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or in the case of Visudyne, by Novartis Ophthalmics to third parties. While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. We record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs up to $1.2 million, depending on the product and the stage of production. We provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory and our history of inventory obsolescence.
Stock-Based Compensation
We account for our stock-based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and have provided the pro forma disclosures of net income and net income per share in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, using the fair value method in Note 3 in “Notes to the Consolidated Financial

Statements”. We account for equity instruments issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123 Revised, Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We adopted this statement on January 1, 2006 using a modified prospective application as defined in SFAS 123R. As such, the compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining vesting period. Estimates of fair value are determined using the Black-Scholes option pricing model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Although we believe that the adoption of SFAS 123R will have a material impact on our results of operations, the full impact of this adoption on our 2006 consolidated financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact on our net income per common share would have been as described in Note 3 in “Notes to the Consolidated Financial Statements”. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We are unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options and our ability to utilize the tax benefits.
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
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits are included as part of the provision for income taxes. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future levels of research and development spending, and changes in overall levels of pre-tax earnings. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. (See Note 19 — Income Taxes in “Notes to the Consolidated Financial Statements”.)

Legal Proceedings
We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our potentially material legal proceedings are discussed in Note 23 to the consolidated financial statements. As of December 31, 2005, no reserve has been established related to these proceedings.
Long-Lived and Intangible Assets
We incur costs to purchase and occasionally construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially complete and ready for its intended use. Since 2003, we have been depreciating plant and equipment using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.
We periodically evaluate our long-lived assets for potential impairment under SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. If impairment recognition criteria in SFAS 144 have been met, we charge impairments of the long-lived assets to operations. As a result of circumstances discussed in Comparison of Years ended December 31, 2005 and 2004, we recorded an impairment charge of $7.0 million related to the Pilot Manufacturing Facility.
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
During the fourth quarter of 2005, we recorded an impairment charge to intangible assets of $104.9 million as events and circumstances indicated impairment of our acquired intangible assets related to the acquisition of Atrix Laboratories, Inc., or Atrix, in 2004. (See discussion under Comparison of Years ended December 31, 2005 and 2004.)
As of December 31, 2005, after the impairment charge to intangible assets, there was $6.9 million of net acquired intangibles on our consolidated balance sheet, all of which relates to the acquisition of Atrix. We amortize acquired intangible assets using the straight-line method over their estimated economic lives of 16 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates, and can materially impact our operating results.
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
During the quarter ended December 31, 2005, we performed an impairment test and recorded a goodwill impairment of $305.6 million related to our acquisition of Atrix in 2004, as the fair value of our reporting unit did not exceed its carrying amount. Our estimates of fair value are based upon factors such as projected future revenue, probability of success of our products in development, and other uncertain elements requiring significant judgments. While we use available information to prepare our estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests may be required in future periods before our next annual test as a result of changes in forecasts and estimates, and may result in impairment charges which could materially impact our future reported results. (See discussion under Comparison of Years ended December 31, 2005 and 2004.)
Recently Issued Accounting Standards
In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position or results of operations.
In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123 Revised, Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We adopted this statement on January 1, 2006 using a modified prospective application as defined in SFAS 123R (see discussion under “Stock-Based Compensation” above).
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
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity (SPE) may hold. We believe the adoption of SFAS 155 will not have a material impact on our results of operations.
COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004
For the year ended December 31, 2005, we recorded a net loss of $325.4 million, or $3.51 per common share. These results compare to a net loss of $165.7 million, or $2.26 per common share, for the year ended December 31, 2004. During 2005, we recorded a $410.5 million charge for impairment of goodwill and other intangible assets, $8.0 million for restructuring charges; $7.0 million for impairment of plant and equipment; $6.9 million for amortization of in-process research and development from our acquisition of Atrix Laboratories, Inc.; and $2.9 million of separation costs related to the resignation of the former President and Chief Executive Officer.
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the year	For the year
	ended	ended
	December 31,	December 31,
(In thousands of U.S. dollars)	2005	2004

Visudyne® sales by Novartis Ophthalmics	$483,762	$448,277
Less: Marketing and distribution costs	(142,244)	(133,730)
Less: Inventory costs	(24,060)	(25,789)
Less: Royalties to third parties	(10,699)	(10,074)

	$306,759	$278,684

QLT share of remaining revenue on final sales (50%)	153,379	$139,342
Add: Inventory costs reimbursed to QLT	18,932	21,791
Add: Royalties reimbursed to QLT	10,431	10,074
Add: Other costs reimbursed to QLT	4,496	6,250

Revenue from Visudyne® sales	$187,238	$177,457

Net product revenue from Eligard® and other products (effective November 20, 2004)	22,786	1,841

	$210,024	$179,298

For the year ended December 31, 2005, net product revenue increased $30.7 million, or 17%, over the year ended December 31, 2004. Net product revenue from Eligard® and other products increased from $1.8 million in 2004, to $22.8 million in 2005 due to the full year impact of the Atrix acquisition. The revenue from Visudyne sales of $187.2 million in 2005 increased by $9.8 million, or 6%, over the year ended December 31, 2004. The increase was primarily due to an 8% increase in Visudyne sales, which resulted from growth in Europe and Japan, partially offset by a decrease in the USA. In 2005, approximately 38% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 47% in 2004. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 31.7% in 2005, up from 31.1% in the prior year. Marketing and distribution costs rose to $142.2 million for the year, compared to $133.7 million in 2004, due primarily to increases in sales force, general marketing and advertising and promotion expenses.
Net Royalties
As a result of our acquisition of Atrix (now QLT USA) at the end of 2004, we have $19.9 million of net royalties related to Eligard and other QLT USA products for the year ended December 31, 2005, compared to $2.3 million in the prior year. The increase related to the full year impact of the Atrix acquisition in 2005 in comparison to the prior year.

Contract Research and Development Revenue
We received non-refundable research and development funding from sanofi-aventis Group, Novartis Opthalmics, Astellas US LLC and other strategic partners, which was recorded as contract research and development revenue. For the year ended December 31, 2005, contract research and development revenue increased by $6.8 million to $11.3 million. The increase was due to additional recoveries received from programs resulting from the acquisition of Atrix at the end of 2004. As a result of the termination in July 2005 of the Collaboration, Licensing and Supply Agreement previously entered into between QLT USA and Astellas US LLC, we will not be receiving any further contract revenue and development funding from Astellas US LLC in relation to Aczone. Furthermore, based on current trends we do not anticipate receiving any material contract research and development funding from Novartis Ophthalmics in 2006 as our level of research and development activities on cost shared projects will be less than in the past.
Costs and Expenses
Cost of Sales
For the year ended December 31, 2005, cost of sales increased 53% to $51.2 million compared to $33.4 million for the year ended December 31, 2004. Cost of sales related to revenue from Visudyne remained relatively flat at $31.0 million in 2005, in comparison to $31.5 million in 2004, as a result of lower Visudyne manufacturing costs. Cost of sales in 2005 also includes $20.2 million related to revenue from Eligard and other products acquired in our acquisition of Atrix.
Research and Development
Research and development, or R&D, expenditures increased 49% to $74.6 million for the year ended December 31, 2005, in comparison to $50.1 million in 2004. The increase was primarily due to R&D expenses for Eligard, Aczone, Octreotide and other projects related to the Atrix acquisition.
Selling, General and Administrative Expenses
For the year ended December 31, 2005, selling, general and administrative, or SG&A, increased 34% to $23.5 million, in comparison to $17.5 million for the year ended December 31, 2004. The increase was related to additional SG&A expenses from the acquisition of Atrix and costs of $2.9 million related to the departure of the former President and Chief Executive Officer.
Depreciation Expense
Depreciation expense related to the depreciation of property, plant, and equipment. For the year ended December 31, 2005, depreciation expense increased 118% to $8.1 million in comparison to the year ended December 31, 2004. The increase in depreciation was a result of the addition of property, plant, and equipment from the Atrix acquisition.
Amortization of Intangibles
Amortization of intangibles for the years ended December 31, 2005 and 2004 of $6.9 million and $0.9 million is related to the developed technology and trademark intangibles acquired in our acquisition of Atrix on November 19, 2004. The estimated fair value of the trademark relates to the Eligard trademark and the estimated fair value of developed technology relates to existing FDA-approved products (certain Eligard, dermatology and dental products). Developed technology and trademark intangibles are being amortized over their expected useful lives of 16 to 17 years, respectively.

Impairment of Goodwill and other Intangible Assets
In accordance with SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of the assets may not be recovered.
During the fourth quarter of 2005, events and circumstances indicated impairment of goodwill and intangible assets acquired in connection with our acquisition of Atrix in November 2004.
Indicators of impairment in the fourth quarter of 2005 included: lower projection for future Eligard sales based on lower than expected sales of Eligard in 2005; recent adverse court decisions in the ongoing patent infringement litigation related to Eligard; lower projection for future Aczone revenue based on new market research; our decision to seek partners for future Atrigel programs; and revised forecasts for Atrigel products in development.
We measured the impairment loss based on the amount by which the carrying value of the assets exceeded their fair value. Our measurement of fair value was based on a blend of analyses which included future discounted cash flows, comparison with companies of similar industry and/or size, consideration of the recent price of our common shares, and other qualitative factors. Based on our analysis, in the fourth quarter of 2005 we recorded a charge of $410.5 million to reduce the carrying value of our goodwill to $104.0 million and our intangible assets to $6.9 million.
Impairment of plant and equipment
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, we periodically evaluate our long-lived assets for potential impairment. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. During the fourth quarter of 2005, events and circumstances indicated impairment of our Pilot Manufacturing Facility and as a result we recorded an impairment charge of $7.0 million. The primary indicator of impairment was a reduction in the projected production at this facility. We measured the impairment loss based on the amount by which the carrying value of the assets exceeded their fair value. Our measurement of fair value was based on future discounted cash flows.
In-process Research and Development
The in-process research and development, or IPR&D, charge of $236.0 million in 2004 was related to our acquisition of Atrix. We calculated the charge for IPR&D by determining the fair value of the existing products as well as the technology that was currently under development, using the income approach. We did not have any acquisition-related IPR&D charges in 2005.
Restructuring
During the quarter ended March 31, 2005, we restructured our operations as a result of our acquisition of Atrix. We provided over 50 affected employees with severance and support to assist with outplacement. As a result, we recorded $3.1 million of restructuring charges related to severance and termination costs.
At the end of 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives. We provided or will provide approximately 100 affected employees with severance and support to assist with outplacement. As a result, we recorded $5.0 million of restructuring charges. We expect to complete final activities associated with the restructuring in 2006. At December 31, 2005, $5.2 million of restructuring charges remain to be paid.

Investment and Other Income
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the year ended December 31, 2005, we recorded net foreign exchange gains of $4.2 million versus net foreign exchange gains of $0.8 million in 2004. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates”)
Details of our net foreign exchange gains (losses) were as follows:

	For the year ended	For the year ended
(In thousands of U.S. dollars)	December 31, 2005	December 31, 2004

Cash and cash equivalents and short-term investments	$(5,636)	$(11,751)
U.S. dollar long-term debt	5,857	13,258
Foreign exchange contracts	7,401	905
Foreign currency receivables and payables	(3,470)	(1,575)

Net foreign exchange gains (losses)	$4,152	$837

Interest Income
For the year ended December 31, 2005, interest income increased 30% to $13.2 million compared to $10.1 million for the same period in 2004. The increase in yields on short-term investments and increase in cash generated from operations offset the reduction in cash due to cash payments related to the acquisition of Atrix in November 2004.
Interest Expense
Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to this placement. For the year ended December 31, 2005 interest expense remained relatively flat at $6.4 million compared to $6.3 million in 2004.
Other Gains
The prior year “other gain” of $1.9 million related to a payment received in September 2004 from Axcan Pharma, Inc. for a milestone payment resulting from the approval in Europe of Photofrin® for Barrett’s esophagus.
Extraordinary Gain
On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., or Kinetek, a privately held biopharmaceutical company based in Vancouver, British Columbia, which focused on discovery and development of new therapies. The extraordinary gain of $12.5 million recorded in 2004 resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by us. On July 1, 2004, Kinetek was amalgamated with QLT and ceased to exist as a separate legal entity.
Income taxes
The recovery of income taxes was $11.4 million for the year ended December 31, 2005, compared to a provision of $29.4 million in 2004. The recovery for income taxes for 2005 was significantly impacted by the impairment of goodwill and intangible assets. (See Note 19 — Income Taxes in “Notes to the Consolidated Financial Statements”.)
The net deferred tax asset of $10.1 million was largely the result of capital loss carryforwards, research and development credits as well as other temporary differences. The net deferred tax liability of $9.8 million was largely a result of unrealized foreign exchange gains on our convertible debt and remaining tangible and intangible depreciable assets in connection with the acquisition of Atrix in 2004.
As of December 31, 2005, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly (See Note 19 in “Notes to the Consolidated Financial Statements”).
COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003
For the year ended December 31, 2004, we recorded a net loss of $165.7 million, or $2.26 per common share. These results compared with net income of $44.8 million, or $0.59 per common share, for the year ended December 31, 2003. During 2004, we recorded a $236.0 million charge for in-process research and development when we completed our acquisition of Atrix. Also during 2004, we completed our acquisition of Kinetek which resulted in an extraordinary gain of $12.5 million, primarily due to the recognition of certain tax assets.
Revenues
Revenue from Visudyne®
     Our revenue from Visudyne was determined as follows:

	For the year	For the year
	ended	ended
	December 31,	December 31,
(In thousands of U.S. dollars)	2004	2003

Visudyne® sales by Novartis Ophthalmics	$448,277	$356,948
Less: Marketing and distribution costs	(133,730)	(110,958)
Less: Inventory costs	(25,789)	(22,624)
Less: Royalties to third parties	(10,074)	(8,082)

	$278,684	$215,284

QLT share of remaining revenue on final sales (50%)	$139,342	$107,642
Add: Inventory costs reimbursed to QLT	21,791	19,757
Add: Royalties reimbursed to QLT	10,074	8,082
Add: Other costs reimbursed to QLT	6,250	6,644

Revenue from Visudyne® as reported by QLT	$177,457	$142,125

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
Contract Research and Development Revenue
We receive non-refundable research and development funding from Novartis Ophthalmics and other strategic partners, which is recorded as contract research and development revenue. For the year ended December 31, 2004, contract research and development revenue decreased by 4% to $4.4 million. The decrease was due to the elimination of the multiple basal cell carcinoma program and the cessation of reimbursement from Xenova Limited for tariquidar development. This was partially offset by an increase in contract research and development programs resulting from Atrix.
Costs and Expenses
Cost of Sales
For the year ended December 31, 2004, cost of sales was $33.4 million, up 37% compared to $24.3 million for the year ended December 31, 2003. Cost of sales related to revenue from Visudyne increased to $31.5 million in 2004, from $24.3 million in 2003, due primarily to the increase in Visudyne sales in the year. Cost of sales in 2004 also included $1.8 million related to revenue from Eligard and other products acquired in our acquisition of Atrix. Of this amount, $0.6 million was related to the fair value adjustment to Atrix’s inventory at the time of the acquisition.
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
In-process Research and Development
In 2004, we incurred an in-process research and development, or IPR&D, charge of $236 million. There were no IPR&D charges in 2003. The amount expensed to IPR&D in 2004 arose from our acquisition of Atrix.
Investment and Other Income
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the year ended December 31, 2004, we recorded net foreign exchange gains of $0.8 million versus net foreign exchange gains of $3.3 million in 2003. The gains in the year ended December 31, 2004 were from gains on U.S. dollar long-term debt and foreign exchange contracts offset by losses on cash and foreign currency receivables and payables. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates”).
Details of our net foreign exchange gains (losses) were as follows:

	For the year ended	For the year ended
	December 31,	December 31,
(In thousands of U.S. dollars	2004	2003

Cash and cash equivalents and short-term investments	$(11,751)	$(12,412)
U.S. dollar long-term debt	13,258	10,715
Foreign exchange contracts	905	7,900
Foreign currency receivables and payables	(1,575)	(2,858)

Net foreign exchange gains (losses)	$837	$3,345

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
Other Gains
In September 2004, we received payment from Axcan Pharma, Inc. of CAD $2.5 million (U.S. $1.9 million) for a milestone payment resulting from the approval in Europe of Photofrin® for Barrett’s esophagus. During the same period in 2003, we received the same amount of CAD $2.5 million (USD $1.8 million) from Axcan Pharma, Inc. for approval in the U.S. of Photofrin for Barrett’s esophagus.

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
Income taxes
The provision for income taxes was $29.4 million for the year ended December 31, 2004, compared to a provision of $24.0 million in 2003. The effective tax rate for 2004 (negative 19.8%) was significantly impacted by the acquisition of Atrix. The effective tax rate reported in 2003 was 34.8%.
The net deferred tax asset of $11.7 million was largely the result of research and development credits as well as other temporary differences. The net deferred tax liability of $52.2 million was primarily a result of purchase price accounting for tangible and intangible depreciable assets in connection with the acquisition of Atrix in 2004.
As of December 31, 2004, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly (See Note 19 in “Notes to the Consolidated Financial Statements”).
OUTLOOK FOR 2006
The statements and information contained in this section are forward-looking. See the “Special Note Regarding Forward-looking Statements”.
Based on recent events and current trends in Visudyne sales, we are projecting a decline in Visudyne sales in 2006 as Visudyne faces significant competitive pressure.
In the ongoing patent litigation brought by TAP Pharmaceuticals, Inc. and its co-plaintiffs against QLT USA and Sanofi-Synthelabo, Inc. in the United States, on February 27, 2006, an injunction was ordered by the U.S. District Court for the Northern District of Illinois Eastern Division which prohibits the manufacture, use, sale, offering for sale and promotion of Eligard in the U.S. until the expiry of the TAP patent that is the subject of that litigation on May 1, 2006. The Court of Appeals has granted QLT USA a stay of that injunction pending the Court of Appeals decision whether to grant a permanent stay. However, the marketing partner for Eligard in the U.S., Sanofi-Synthelabo, has suspended the promotion, marketing and sale of Eligard in the U.S. from early March 2006 until May 1, 2006 and initiated a voluntary withdrawal of Eligard in the U.S. If the Court of Appeal does not grant a permanent stay of the injunction, QLT USA will then be enjoined from the further manufacture and sale of Eligard to its licensees and distributors worldwide until May 1, 2006 which may adversely affect the sales of Eligard outside of the U.S. We cannot predict at this time the impact of those events on 2006 or future sales of Eligard. We also expect significantly increased legal expenses in 2006 from those incurred in prior years in connection with the TAP litigation. A number of other factors can also impact sales of our products. (See Item 3. Legal Proceedings and in Item 1. Business Risk Factors.)
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.

The primary drivers of our operating cash flows during 2005 were cash receipts from product revenues, and royalties, and cash payments related to the following: R&D activities, SG&A expenses, legal expenses related to various legal proceedings, raw materials purchases, contract manufacturing fees for the manufacture of Visudyne, manufacturing costs related to the production of Eligard, interest expense related to our convertible notes, income tax instalments and the share buyback program.
For the year ended December 31, 2005, we generated $95.5 million of cash from operations as opposed to $65.2 million for the same period in 2004. Higher cash receipts from Visudyne sales and contract research and development ($207.3 million as opposed to $170.4 million in the same period in 2004), cash receipts from QLT USA product sales, royalties, contract research and development and licensing and milestone payments ($57.4 million as opposed to $3.0 in the same period in 2004), and higher foreign exchange contract gains of $3.7 million as compared to the same period in 2004, lower income tax instalments ($7.1 million as opposed to $11.3 million) and higher interest income of $2.9 million, were offset by increased operating and inventory related expenditures of $70.3 million and a $1.9 million milestone received from Axcan Pharma Inc. in 2004 for which no similar amount was received in 2005. We began paying cash income tax instalments in Canada in the third quarter of 2004 when we started incurring liability for cash taxes (having utilized most of our tax losses and other tax assets). Previously, our deferred tax assets (tax losses and other deductions from prior periods) were sufficient to eliminate cash taxes. We are currently cash taxable in Canada.
During the year ended December 31, 2005, capital expenditures, an increase in short term investments, and remaining acquisition costs related to the Atrix acquisition in 2004 accounted for the most significant cash flows used in investing activities. We used $1.0 million on acquisition costs related to Atrix and $7.7 million for the purchase of property, plant and equipment, primarily related to our pilot manufacturing facility in Vancouver.
For the year ended December 31, 2005 our cash flows used in financing activities consisted primarily of shares repurchased for $27.8 million offset by cash receipts of $12.9 million from stock option exercises.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2005, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 20 days. If market interest rates were to increase immediately and uniformly by 10% of levels at December 31, 2005, the fair value of the portfolio would decline by an immaterial amount.
At December 31, 2005, we had $465.6 million in cash, cash equivalents and short-term investments (approximately $272.0 million denominated in U.S. dollars) and $172.5 million of U.S. dollar-denominated debt. Of the $272.0 million U.S. dollar-denominated balance, $174.3 million was held by our Canadian parent company, approximately offsetting our U.S. dollar-denominated debt. If the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash, cash equivalents and short-term investments would be mostly offset by the decline in the fair value of our $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of the U.S. subsidiary is the U.S. dollar, the U.S. dollar-denominated cash, cash equivalents and short-term investments holdings of our U.S. subsidiary do not result in foreign currency gains and losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future net income and cash flows. The net unrealized gain in respect of such foreign currency contracts, as at December 31, 2005, was approximately $4.7 million and was included as part of the net foreign exchange gains in our results of operations.
We purchase goods and services primarily in Canadian and U.S. dollars and earn a significant portion of our revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.
At December 31, 2005, we have outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts to sell USD	2006	USD 20.0	1.21066 per USD

Swiss franc / Canadian dollar option-dated forward contract to sell CHF	2006	CHF 28.9	1.05510 per CHF
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

(in thousands of U.S. dollars)	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt:[1]
Principal	$172,500	$—	$172,500	$—	$—
Interest	13,994	5,175	8,819	—	—

Operating Leases [2]	2,196	595	1,058	397	146

Purchase Obligations [3]	21,495	15,604	5,520	346	25

Total	$210,185	$21,375	$187,897	$743	$171

1.	Long-term debt relates to the $172.5 million aggregate principal amount of 3% convertible senior notes described above. The amounts in the table above include interest and principal payable to 2008 assuming holders of the notes redeem on the earliest permitted redemption date of September 15, 2008. If redemption does not occur until the due date in 2023, total interest payable will be $91.6 million.

2.	Operating leases comprise our long-term leases of photocopiers, office space and postage meters.

3.	Purchase obligations comprise minimum purchase requirements of our product supply agreements with contract manufacturers ($11.0 million) and other outstanding purchase commitments related to the normal course of business ($10.5 million).
Off-Balance Sheet Arrangements
In the course of our business, we regularly provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. In addition, under the agreement entered into between QLT USA and Sanofi-Synthelabo, Inc. with respect to the marketing and sale of Eligard in the U.S. and Canada, QLT USA has provided to Sanofi-Synthelabo and its affiliates certain indemnities with respect to the matters including intellectual property infringement claims that may arise in connection with the litigation commenced by TAP Pharmaceuticals, Inc. and its co-plaintiffs against QLT USA and Sanofi-Synthelabo, Inc. (See Note 23 to the consolidated financial statements).
Except as described above and the contractual arrangements described in the Contractual Obligations section, we do not have any other arrangements that create risk for QLT and are not recognized in our consolidated balance sheet.
General
We believe that our available cash resources and working capital, and our cash generating capabilities, should be more than sufficient to satisfy the funding of ongoing product development programs and other operating and capital requirements, including the in-licensing or acquisition of products and technologies for the reasonably foreseeable future. The nature and form of any future in-licensing or acquisition may have a material impact on our financial position and results of operations. Depending on the overall structure of current and future strategic alliances, we may have additional capital requirements related to the further development, marketing and distribution of existing or future products.
Our working capital and capital requirements will depend upon numerous factors, including: the status of competitors; the outcome of legal proceedings (see Item 3. Legal Proceedings and Item 1. Business — Risk Factors); the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and R&D programs; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, marketing and support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.

We may require additional capital in the future to fund any damage awards resulting from legal proceedings against us, clinical and product development costs for certain product applications or other technology opportunities, and strategic acquisitions of products, product candidates, technologies or other businesses. Accordingly, we may seek funding from a combination of sources, including product licensing, joint development and new collaborative arrangements, additional equity or debt financing or from other sources. No assurance can be given that additional funding will be available or, if available, on terms acceptable to us. If adequate capital is not available, our business could be materially and adversely affected.
To focus our business on the research and development of proprietary products in our core therapeutic areas, we received approval early 2006 to proceed with divesting of our non-core dermatology assets, including the generic dermatology business and our manufacturing facility in Fort Collins, Colorado, that is associated with the dermatology business. Furthermore, we do not consider the ongoing revenue from the sales of our dental products to be material to our business and are planning to divest our interest in the dental business and technology. The carrying values of the assets included as part of this divestiture as of December 31, 2005, are property, plant and equipment of $22.8 million, product inventory of $4.1 million, and intangible assets of $6.9 million. No liability is expected to be included in the divestiture. We are currently in the process of determining the timing and manner of this divestiture.
MATERIAL DIFFERENCES IN OUR CONSOLIDATED FINANCIAL STATEMENTS BETWEEN U.S. GAAP AND CANADIAN GAAP
Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP on a basis consistent for all periods presented. Certain adjustments would be required for our U.S. GAAP financial statements to conform to Canadian GAAP. (See Note 25 in “Notes to the Consolidated Financial Statements”.)
Under Canadian GAAP, our net loss would increase by $155.4 million to a loss of $(480.8) million in 2005; our net loss would decrease by $216.0 million in 2004 to become net income of $50 million; and our net income would decrease by $10.1 million in 2003 to $34.7 million.
The principal differences under Canadian GAAP as opposed to U.S. GAAP in 2005 were the additional impairment charge of $184.4 million related to goodwill and intangible assets, additional amortization expense of $13.9 million related to in-process research and development, imputed interest on convertible debt of $7.4 million as a result of bifurcation, stock based compensation of $7.2 million, and tax effect of $57.2 million related to the aforementioned adjustments.
In 2004 the principal differences in our net income under Canadian GAAP as oppose to net loss under U.S. GAAP were the reversal of the $236.0 million write-off of in process research and development acquired in our acquisition of Atrix, offset by stock compensation of $11.2 million, imputed interest on convertible debt of $7.1 million as a result of bifurcation, additional amortization expense of $1.6 million related to in-process research and development, reduction in unrealized foreign exchange gain of $1.4 million related to our convertible debt, and tax effect of $1.3 million related to the aforementioned adjustments.
In 2003 the principal differences in our net income under Canadian GAAP as oppose to U.S. GAAP were the $8.1 million write-off of in process research and development related to tariquidar acquired in 2001, imputed interest on convertible debt of $2.5 million as a result of bifurcation, reduction in unrealized foreign exchange gain of $2.0 million related to our convertible debt, additional amortization expense of $1.1 million related to in-process research and development and tax effect of $3.5 million related to the aforementioned adjustments.
Net (loss) income per common share under Canadian GAAP would have been $(5.19), $(0.69) and $0.50 in 2005, 2004, and 2003, respectively.
Differences to reported values contained in our consolidated balance sheet and consolidated statements of cash flows under U.S. GAAP and Canadian GAAP result from the differences discussed above.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, the independent registered chartered accountants that audited our December 31, 2005 consolidated annual financial statements, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of
QLT Inc.
Vancouver, Canada
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that QLT Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 14, 2006

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of
QLT INC.
Vancouver, Canada
We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004 and the consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 14, 2006

CONSOLIDATED BALANCE SHEETS
As at December 31,	2005	2004

(In thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents (Note 12)	$345,799	$277,087
Short-term investment securities	119,816	102,765
Accounts receivable (Note 4)	43,986	56,600
Inventories (Note 5)	46,239	45,899
Current portion of deferred income tax assets (Note 19)	2,480	4,753
Other (Note 6)	20,728	13,521

	579,048	500,625

Property, plant and equipment (Note 7)	75,497	81,674
Deferred income tax assets (Note 19)	7,593	6,926
Intangibles, net (Note 9)	6,926	119,600
Goodwill (Note 9)	103,958	402,518
Other long-term assets (Note 10)	3,472	4,906

	$776,494	$1,116,249

LIABILITIES
Current liabilities
Accounts payable	$14,519	$12,993
Income taxes payable	17,253	—
Accrued restructuring charge	5,205	—
Accrued liabilities (Note 11)	17,901	19,528
Deferred revenue	9,457	2,278

	64,335	34,799

Deferred income tax liabilities (Note 19)	9,800	52,171
Deferred revenue	3,748	—
Long-term debt (Note 13)	172,500	172,500

	250,383	259,470

COMMITMENTS AND GUARANTEES (NOTE 21)
CONTINGENCIES (NOTE 23)

SHAREHOLDERS’ EQUITY
Share capital (Note 14)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	861,676	848,498
December 31, 2005 –91,184,681 shares
December 31, 2004 –92,021,572 shares
Additional paid in capital	60,396	92,193
Accumulated deficit	(495,476)	(173,794)
Accumulated other comprehensive income	99,515	89,882

	526,111	856,779

	$776,494	$1,116,249

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31,	2005	2004	2003

(In thousands of U.S. dollars except per share information)
Revenues
Net product revenue (Note 15)	$210,024	$179,298	$142,125
Net royalties	19,942	2,338	—
Contract research and development (Note 16)	11,283	4,436	4,625
Licensing and milestones	724	—	—

	241,973	186,072	146,750

Costs and expenses
Cost of sales	51,230	33,377	24,328
Research and development	74,597	50,059	44,905
Selling, general and administrative	23,477	17,464	16,820
Depreciation	8,088	3,715	3,141
Amortization of intangibles	6,915	852	—
Impairment of goodwill and other intangible assets	410,534	—	—
Impairment of plant and equipment	6,955	—	—
Purchase of in-process research and development	—	236,000	—
Restructuring charge (recovery)	8,042	—	(394)

	589,837	341,467	88,800

Operating (loss) income	(347,865)	(155,395)	57,950

Investment and other income (loss)
Net foreign exchange gains	4,152	837	3,345
Interest income	13,203	10,136	8,581
Interest expense	(6,357)	(6,261)	(2,359)
(Write-down) of investments (Note 18)	—	—	(560)
Other gains (losses)	49	1,905	1,813

(Loss) income before income taxes	(336,818)	(148,778)	68,770

Recovery (provision) for income taxes (Note 19)	11,406	(29,448)	(23,953)

(Loss) income before extraordinary gain	$(325,412)	$(178,226)	$44,817

Extraordinary gain (Note 8)	—	12,517	—

Net (loss) income	$(325,412)	$(165,709)	$44,817

Basic net (loss) income per common share
(Loss) income before extraordinary gain	$(3.51)	$(2.43)	$0.65
Extraordinary gain	—	0.17	—

Net (loss) income	$(3.51)	$(2.26)	$0.65

Diluted net (loss) income per common share
(Loss) income before extraordinary gain	$(3.51)	$(2.43)	$0.59
Extraordinary gain	—	0.17	—

Net (loss) income	$(3.51)	$(2.26)	$0.59

Weighted average number of common shares outstanding (thousands)
Basic	92,637	73,240	68,733
Diluted	92,637	73,240	78,665

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31,	2005	2004	2003

(In thousands of U.S. dollars)
Cash flows from operating activities

Net (loss) income	$(325,412)	$(165,709)	$44,817
Adjustments to reconcile net income to net cash from operating activities
Impairment of goodwill and other intangible assets	410,534	—	—
Impairment of plant and equipment	6,955	—	—
In-process research and development	—	236,000	—
Amortization of intangibles	6,915	852	—
Depreciation	8,088	3,715	3,141
Write-down of investments	—	—	560
Amortization of deferred financing expenses	1,139	1,053	397
Unrealized foreign exchange gains	(6,919)	(12,396)	(8,375)
Extraordinary gain	—	(12,517)	—
Deferred income taxes	(36,189)	19,612	23,953
Restructuring recovery	—	—	(394)
Changes in non-cash operating assets and liabilities
Accounts receivable	12,963	(9,382)	1,254
Inventories	275	749	2,167
Other current assets	(5,761)	7,219	3,984
Accounts payable	2,661	749	(1,038)
Income tax payable	16,190	(67)	—
Accrued restructuring charge	5,134	—	(2,437)
Other accrued liabilities	(11,697)	162	5,203
Deferred revenue	10,582	(4,845)	(8,251)

	95,458	65,195	64,981

Cash (used in) provided by investing activities
Short-term investment securities	(5,970)	211,093	(127,719)
Purchase of property, plant and equipment	(7,726)	(11,657)	(5,683)
Purchase of Atrix Laboratories, Inc., net of cash acquired	(1,012)	(301,145)	—
Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired	—	(2,316)	—

	(14,708)	(104,025)	(133,402)

Cash (used in) provided by financing activities
Common shares repurchased	(27,754)	—	—
Long-term debt (net)	—	(123)	167,694
Issuance of common shares	12,879	15,205	3,903

	(14,875)	15,082	171,597

Effect of exchange rate changes on cash and cash equivalents	2,837	38,427	31,094

Net increase in cash and cash equivalents	68,712	14,679	134,270
Cash and cash equivalents, beginning of year	277,087	262,408	128,138

Cash and cash equivalents, end of year	$345,799	$277,087	$262,408

Supplementary cash flow information:
Interest paid:	$5,830	$6,035	$423
Income taxes paid:	7,119	11,342	—

Non-cash investing and financing activities:
1.	On November 19, 2004, in connection with the acquisition of Atrix Laboratories, Inc. we issued 22,283,826 common shares valued at $436.1 million, assumed 6,106,961 options valued at $77.7 million, and a warrant to purchase 1,000,000 common shares of QLT valued at $16.2 million.
See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other			Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity

(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at December 31, 2002	68,407,753	$391,716	$—	$(25,270)	$(52,901)	—	$313,545

Exercise of stock options at prices ranging from CAD $9.28 to CAD $23.50 per share	484,274	3,911	—	—	—	—	3,911

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	71,048	—	$71,048	71,048
Unrealized gain on available for sale securities	—	—	—	50	—	50	50
Net income	—	—	—	—	44,817	44,817	44,817

Comprehensive income	—	—	—	—	—	$115,915	—

Balance at December 31, 2003	68,892,027	$395,627	$—	$45,828	$(8,084)	—	$433,371

Shares issued for the acquisition of Atrix Laboratories, Inc.	22,283,826	436,094	—	—	—	—	436,094

Assumption of stock options and warrant on the acquisition of Atrix Laboratories, Inc.	—	—	93,896	—	—	—	93,896

Exercise of stock options at prices ranging from CAD $12.10 to CAD $34.75 per share and U.S.$5.29 to U.S.$14.23 per share	845,719	16,777	(1,703)	—	—	—	15,074

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	44,168	—	$44,168	44,168
Unrealized (loss) on available for sale securities	—	—	—	(114)	—	(114)	(114)
Net loss	—	—	—	—	(165,709)	(165,709)	(165,709)

Comprehensive loss	—	—	—	—	—	$(121,655)	—

Balance at December 31, 2004	92,021,572	$848,498	$92,193	$89,882	$(173,794)	—	$856,779

Exercise of stock options at prices ranging from CAD$12.10 to CAD $13.35 per share and U.S. $2.63 — U.S. $16.22 per share	1,304,509	25,068	(15,593)	—	—	—	9,475

Exercise of warrant at U.S. $3.39 per share	1,000,000	19,594	(16,204)	—	—	—	3,390

Common share repurchase	(3,141,400)	(31,484)	—	—	3,730	—	(27,754)

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	9,792	—	9,792	9,792

Unrealized (loss) on available for sale securities	—	—	—	(159)	—	(159)	(159)
Net loss	—	—	—	—	(325,412)	(325,412)	(325,412)

Comprehensive loss	—	—	—	—	—	(315,779)	—

Balance at December 31, 2005	91,184,681	$861,676	$60,396	$99,515 (1)	$(495,476)	—	$526,111

(1)	At December 31, 2005, our accumulated other comprehensive income are related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized loss on available for sale securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies in the fields of ophthalmology and dermatology.
1. BASIS OF PRESENTATION
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the state of Delaware in the United States of America. All amounts herein are expressed in U.S. dollars unless otherwise noted.
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
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company, QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiary, QLT USA. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
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
Before 2005, we had classified auction rate securities as cash and cash equivalents because of the short duration of their reset periods. These securities have been reclassified as short-term investment securities to conform with the current period’s presentation. As a result of this reclassification, our December 31, 2004 cash and cash equivalents decreased by $89.0 million to $277.1 million and correspondingly, our short-term investment securities increased by $89.0 million to $102.8 million. This reclassification has no impact on previously reported results of operations or financial covenants and does not affect previously reported cash flows from operating or financing activities.
Inventories
Raw materials and supplies inventories are carried at the lower of actual cost and net realizable value. Finished goods and work-in-process inventories are carried at the lower of weighted average cost and net realizable value. We record a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision quarterly based on actual production volume and actual non-completion experience. We maintain a reserve for obsolescence for product expiration and obsolescence. Inventory that is obsolete or expired is written down to its market value if lower than cost.
Investments
Investments in shares of other companies are classified as available-for-sale investments, and are carried at fair value at each balance sheet date. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the declines in market values are judged to be other than temporary in which case the losses are recognized in income in the period.
Long-lived and Intangible Assets
We incur costs to purchase and occasionally construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives, are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially completed and ready for its intended use. Since 2003, we have been depreciating plant and equipment using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.
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

During the fourth quarter of 2005 we recorded an impairment change of $7.0 million as events and circumstances indicated an impairment to our Pilot Manufacturing Facility. (See Note 7 — “Property, Plant and Equipment”)
During the fourth quarter of 2005, we recorded an impairment charge to intangible assets of $104.9 million as events and circumstances indicated impairment of our acquired intangible assets related to the acquisition of Atrix Laboratories, Inc., or Atrix, in 2004. (See Note 9 — “Goodwill and Intangible Assets”.)
As of December 31, 2005, after the impairment charge to intangible assets, there was $6.9 million of net acquired intangibles on our consolidated balance sheet, all of which relates to the acquisition of Atrix. We amortize acquired intangible assets using the straight-line method over their estimated economic lives of 16 years. Determining the economic lives of acquired intangible assets requires us to make significant judgments and estimates, and can materially impact our operating results.
Goodwill Impairment
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made at the time of our acquisition of Atrix, (see Note 8 — “Business Combinations”) specifically regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles of Atrix.
During the fourth quarter of 2005 we conducted impairment tests and recorded a $410.5 million non-cash charge for impairment of goodwill and other intangible assets acquired in connection with our acquisition of Atrix in November 2004. (See Note 9 — “Goodwill and Intangible Assets”.)
Our estimates of fair value are based upon factors such as projected future revenue, probability of success of our products in development, and other uncertain elements requiring significant judgements. While we use available information to prepare our estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests may be required in future periods before our next annual test as a result of changes in forecasts and estimates, and may result in impairment charges which could materially impact our future reported results.
Property, Plant and Equipment
During the first quarter of 2003 we reviewed our intended use of property and equipment and adopted the straight-line method for all newly acquired property and equipment beginning in 2003. We retain the declining balance method for all property and equipment acquired by our Canadian operations prior to 2003.
Property and equipment are recorded at cost and amortized as follows:

	Method	Rates		Method	Years
Buildings	Declining balance	4%	or	Straight-line	25 or 40
Office furnishings, fixtures and other	Declining balance	20%	or	Straight-line	5
Research and commercial manufacturing equipment and computer operating system	Declining balance	20%	or	Straight-line	3-5
Computer hardware	Declining balance	30%	or	Straight-line	3-5
Revenue Recognition
     Net Product Revenues
Our net product revenues are primarily derived from sales of Visudyne® and Eligard®.
With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, we are responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue from the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that

Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by us (See Note 15 — “Net Product Revenue”). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of sales of Visudyne, this occurs upon “sell through” of Visudyne to the end customers.
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
We do not offer rebates or discounts in the normal course of business and had not experienced any material product returns; accordingly, we did not provide an allowance for rebates, discounts, and returns.
      Net Royalties
We recognize net royalties when product is shipped by certain marketing partners to end customers based on royalty rates and profit formulas specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our marketing partners.
     Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts, we recognize contract research and development revenue over the term of the agreement consistent with the pattern of work performed. Amounts received under the collaborative agreements for work actually performed are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue. (See Note 4 — “Accounts Receivable” and Note 16 — “Contract Research and Development”).
     Licensing and Milestones
We have licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow our partners to sell our proprietary products in a defined territory for a defined period. A milestone payment is a payment made by a partner to us upon achievement of a pre-determined event, as defined in the applicable agreement. Non-refundable license fees and milestone payments are initially reported as deferred revenue. They are recognized as revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated. No milestone revenue is recognized until we have completed the required milestone-related services as set forth in licensing agreements.

Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to third parties. Cost of sales related to the production of various Eligard, generic dermatology, and Atridox products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales with adjustments being made periodically to reflect current conditions. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and Atridox products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory during each stage of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or, in the case of Visudyne, by Novartis Ophthalmics to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion and provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory and our history of inventory obsolescence.
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
The following pro forma financial information presents the net income per common share had we recognized stock-based compensation using a fair value based accounting method:

(In thousands of U.S. dollars except
per share information)	2005	2004	2003

Net (loss) income as reported	$(325,412)	$(165,709)	$44,817
Less: Additional stock-based compensation expense under the fair value method	(7,171)	(11,229)	(18,766)

Pro forma	$(332,583)	$(176,938)	$26,051

Basic net (loss) income per common share
As reported	$(3.51)	$(2.26)	$0.65
Pro forma	(3.59)	(2.42)	0.38

Diluted net (loss) income per share
As reported	$(3.51)	$(2.26)	$0.59
Pro forma	(3.59)	(2.42)	0.38

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
The weighted average fair value of stock options granted in 2005 was CAD $3.82 and U.S. $3.40, whereas the 2004 and 2003 options were valued at CAD $11.70 and CAD $4.36. No U.S. dollar stock options were granted in 2004 or 2003. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted value average assumptions (no dividends are assumed):

	2005	2004	2003

Annualized volatility	47.1%	55.9%	63.4%
Risk-free interest rate	3.5%	2.9%	3.3%
Expected life (years)	2.5	2.5	2.5
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
In December 2004, the FASB issued SFAS 123, Revised Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We adopted this statement on January 1, 2006 using a modified prospective application. As such, the compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining vesting period. Estimates of fair value are determined using the Black-Scholes option pricing model.
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
Derivative Financial Instruments
We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net earnings and cash flows. We do not engage in speculative trading of derivative financial instruments. The foreign exchange contracts are not designated as hedging instruments, and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. Details of foreign exchange contracts outstanding at December 31, 2005 are described in Note 20 — “Financial Instruments and Concentration of Credit Risk”.

Legal Proceedings
We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, would require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our material legal proceedings are discussed in Note 23 to the consolidated financial statements.
Net (Loss) Income Per Common Share
Basic net (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed in accordance with the treasury stock method and “if converted” method, as applicable, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options, warrants and convertible debt. In addition, the related interest and amortization of deferred financing fees on convertible debt, when dilutive, (net of tax) are added back to income, since these would not be paid or incurred if the convertible senior notes were converted into common shares.
The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except per share data)	2005	2004	2003

Numerator:
(Loss) income before extraordinary gain	$(325,412)	$(178,226)	$44,817
Extraordinary gain	—	12,517	—

Net (loss) income	$(325,412)	$(165,709)	$44,817
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—	1,472

Adjusted (loss) income	$(325,412)	$(165,709)	$46,289

Denominator: (thousands)
Weighted average common shares outstanding	92,637	73,240	68,733
Effect of dilutive securities:
Stock options	—	—	239
Convertible senior notes	—	—	9,693

Diluted potential common shares	—	—	9,932

Diluted weighted average common shares outstanding	92,637	73,240	78,665

Basic net (loss) income per common share:
(Loss) income before extraordinary gain	$(3.51)	$(2.43)	$0.65
Extraordinary gain	—	0.17	—

Net (loss) income	$(3.51)	$(2.26)	$0.65

Diluted net (loss) income per common share:
(Loss) income before extraordinary gain	$(3.51)	$(2.43)	$0.59
Extraordinary gain	—	0.17	—

Net (loss) income	$(3.51)	$(2.26)	$0.59

Excluded from the calculation of diluted net income per common share for the years ended December 31, 2005 and 2004 were 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes because their effect was anti-dilutive. Also excluded from the calculation of diluted net income per common share for the year ended December 31, 2005 were 9,647,224 shares (in 2004 — 12,401,263 shares, in 2003 — 6,290,893 shares) related to stock options because their effect was anti-dilutive.

Recently Issued Accounting Standards
In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position or results of operations.
In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123 Revised, Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We adopted this statement on January 1, 2006 using a modified prospective application as defined in SFAS 123R. As such, the compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining vesting period. Estimates of fair value are determined using the Black-Scholes option pricing model. The use of this model requires certain assumptions regarding the volatility, term, and risk free interest rate experienced by the holder. Although we believe that the adoption of SFAS 123R will have a material impact on our results of operations, the full impact of this adoption on our 2006 consolidated financial statements cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123R in prior periods, the impact on our net income per common share would have been as described in Note 3 in “Notes to the Consolidated Financial Statements”. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We are unable to estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options and our ability to utilize the tax benefits.
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
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity (SPE) may hold. We believe the adoption of SFAS 155 will not have a material impact on our results of operations.

4. ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	2005	2004

Visudyne®	$34,188	$42,983
Royalties	5,358	4,173
Contract research and development	1,176	3,801
Income taxes receivable	—	2,068
Eligard®	1,859	1,532
Foreign exchange contracts	—	164
Trade and other	2,078	1,879
Allowance for doubtful accounts	(673)	—

	$43,986	$56,600

Accounts receivable — Visudyne represents amounts due from Novartis Ophthalmics and consists of our 50% share of pre-tax profit on sales of Visudyne, amounts due from the sale of bulk Visudyne to Novartis Ophthalmics and reimbursement of specified royalty and other costs. The allowance for doubtful accounts has been provided for specifically identified accounts primarily related to our dental business.
5. INVENTORIES

(In thousands of U.S. dollars)	2005	2004

Raw materials and supplies	$22,046	$14,340
Work-in-process	29,083	30,864
Finished goods	390	2,152
Reserve for obsolete inventory	(1,452)	—
Provision for non-completion of product inventory	(3,828)	(1,457)

	$46,239	$45,899

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the year ended December 31, 2005, we incurred charges to the provision for non-completion of $0.8 million (2004 — $2.2 million).
6. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	2005	2004

Inventory in transit held by Novartis Ophthalmics	$10,725	$8,981
Foreign exchange contracts	5,015	1,874
Prepaid expenses and other	4,988	2,666

	$20,728	$13,521

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

Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments.
7. PROPERTY, PLANT AND EQUIPMENT

		2005
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Buildings	$48,745	$7,027	$41,718
Office furnishings, fixtures, and other	5,532	3,862	1,670
Research equipment	14,627	8,281	6,346
Commercial manufacturing equipment	14,955	4,355	10,600
Computer hardware and operating system	19,450	11,537	7,913
Land	7,250	—	7,250

	$110,559	$35,062	$75,497

		2004
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Buildings	$55,833	$4,917	$50,916
Office furnishings, fixtures, and other	5,255	3,371	1,884
Research equipment	15,378	6,478	8,900
Commercial manufacturing equipment	7,838	1,953	5,885
Computer hardware and operating system	16,794	8,979	7,815
Land	6,273	—	6,273

	$107,371	$25,698	$81,674

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, we periodically evaluate our long-lived assets for potential impairment. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. During the fourth quarter of 2005, events and circumstances indicated impairment of our Pilot Manufacturing Facility and as a result we recorded an impairment charge of $7.0 million. The primary indicator of impairment was a reduction in the projected production of this facility. We measured the impairment loss based on the amount by which the carrying value of the assets exceeded their fair value. Our measurement of fair value was based on future discounted cash flows.
8. BUSINESS COMBINATIONS
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

The aggregate consideration for the acquisition of Atrix was $870.5 million, which included $325.6 million in cash, acquisition related expenditures of $15.0 million, and the issuance of 22.3 million common shares of QLT Inc., as set out more fully below. In connection with the acquisition, we also assumed all of the outstanding options and warrants to purchase Atrix common shares and exchanged them for options to purchase our common shares. The total consideration paid for Atrix, including acquisition costs, was allocated based on management’s preliminary assessment as to the estimated fair values on the acquisition date. During the third quarter of 2005, management’s preliminary allocation of purchase price was finalized. As a result, an adjustment was recorded to increase goodwill by $7.1 million, decrease intangible assets by $11.4 million and decrease the related deferred income tax liability by $4.3 million, reflecting the finalization of the value of acquired intangible assets. The purchase price and final allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows:
(In thousands of U.S. dollars)

Purchase Price
Cash paid for shares tendered	$325,567
Issuance of 22,283,826 QLT Inc. common shares	436,094
Assumption of options to purchase 6,106,961 QLT Inc. common shares	77,655
Assumption of a warrant to purchase 1,000,000 QLT Inc. common shares	16,204
Acquisition costs	14,957

Total purchase price	$870,477

Fair Value of Tangible and Intangible Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$30,121
Short-term investments	80,519
Other current assets	31,175
Property, plant and equipment	26,372
Goodwill	409,586
In-process research and development	236,000
Intangibles	109,129
Current liabilities	(8,920)
Deferred income tax liability	(43,505)

Net assets	$870,477

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed amounted to $409.6 million which was allocated to goodwill. We will continue to perform an impairment test for the goodwill on a periodic basis in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” See note 9- “Goodwill and Intangible Assets”.
We issued 22.3 million common shares to Atrix’s shareholders. These shares were valued at $436.1 million based on the average of the closing price of QLT Inc. common shares for the period two business days before through two business days after June 14, 2004, the announcement date of the acquisition. The options and warrants to purchase QLT shares were valued at $77.7 million and $16.2 million, respectively, using the Black-Scholes option pricing model. Assumptions used for this valuation are:

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
Management assumed responsibility for determining the IPR&D valuation. We calculated the charge for IPR&D related to Atrix by determining the fair value of the existing products as well as the technology that was currently under development, using the income approach. Under the income approach, expected future after-tax cash flows from each of the projects under development are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, and the estimated life of each product’s underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. These projected future cash flows were further adjusted for additional risks inherent in the development life cycle, the value contributed by any core technology, and development efforts expected to be completed post acquisition. These forecasted cash flows were then discounted based on rates derived from our weighted average cost of capital, weighted average return on assets and the internal rates of return for the transaction. As the cash flows for each project were adjusted to account for the risk associated with each product’s relative stage of development, including the characteristics and applications of our products, the inherent uncertainties in achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets, we determined a discount rate of 13%. When we acquired Atrix, we did not expect to achieve a material amount of expense reduction or synergies as a result of integrating the acquired in process technology. Therefore, the valuation assumptions did not include anticipated cost savings. A description of the IPR&D projects acquired are as follows:

Eligard® (certain formulations)	Proprietary products for prostate cancer incorporating a leutinizing hormone-releasing hormone, with our drug delivery system. The Atrigel® drug delivery technology allows for sustained delivery of leuprolide acetate for periods ranging from one month to six months.

Aczone™	A proprietary product for the treatment of acne, rosacea, atopic dermatitis and additional indications. Aczone™ incorporates dapsone, an anti-inflammatory and antimicrobial drug with our drug delivery system.

Octreotide	A proprietary product for long term treatment of symptoms associated with carcinoid tumors combined with our drug delivery system.

CP-533,536	A Pfizer compound formulated with our Atrigel® technology for bone growth.

Generic Dermatology	Various generic dermatology products at various stages of clinical trial.
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
The amount allocated to acquired intangible assets comprises trademarks of $8.0 million and developed technology of $100.8 million. The estimated fair value of trademarks relate to the Eligard trademark and the estimated fair value of developed technology relate to existing FDA-approved products comprising Eligard, certain dermatology products and dental products. The estimated fair values for both were determined based on a discounted forecast of the estimated net future cash flows to be generated from the trademark and developed technology. The estimated fair value of the trademark and developed technology are being amortized on a straight-line basis over 17 and 16 years, respectively, which are the estimated periods over which cash flows will be generated.
Alan Mendelson, a member of our Board of Directors, is a senior partner of the law firm Latham & Watkins LLP, which has provided us with legal representation regarding the merger. During the year ended December 31, 2004, we incurred legal expenses in the amount of $1.3 million (2005 — nominal; 2003 — nominal) payable to this law firm.
Acquisition of Kinetek Pharmaceuticals, Inc.
On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., or Kinetek, a privately held biopharmaceutical company based in Vancouver, British Columbia that focused on discovery and development of new targets and therapies. The results of operations of Kinetek were included in the consolidated statement of operations since the acquisition date, and the related assets and liabilities were recorded based upon their respective fair values at the date of acquisition. We paid an aggregate cash purchase price of $2.4 million, which included acquisition related expenditures of $0.1 million. The extraordinary gain of $12.5 million resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by us. On July 1, 2004, Kinetek was amalgamated with QLT and ceased to exist as a separate legal entity.
9. GOODWILL AND INTANGIBLE ASSETS
As discussed in Note 3 — Significant Accounting Policies, we perform regular reviews to determine if the carrying values of our goodwill and purchased intangible assets may be impaired. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of the assets may not be recovered.
During the fourth quarter of 2005, events and circumstances indicated impairment of goodwill and intangible assets acquired in connection with our acquisition of Atrix Laboratories, Inc. in November 2004.
Indicators of impairment in the fourth quarter of 2005 included: lower projection for future Eligard sales based on lower than expected sales of Eligard in 2005; recent adverse court decisions in the ongoing litigations related to Eligard; lower projection for future Aczone revenue based on new market research; our decision to seek partners for future Atrigel programs; and revised forecasts for Atrigel products in development.
We measured the impairment loss based on the amount by which the carrying value of the assets exceeded their fair value. Our measurement of fair value was based on a blend of analyses which includes future discounted cash flows, comparison with companies of similar industry and/or size, consideration of the recent price of our common shares, and other qualitative factors. Based on our analysis, in the fourth quarter of 2005 we recorded a charge of $410.5 million to reduce the carrying value of our goodwill to $104.0 million and our intangible assets to $6.9 million.
Intangible assets and goodwill are detailed as follows:

				2005
		Accumulated	Impairment	Net
(In thousands of U.S. dollars)	Cost	Amortization	Losses	Book Value

Goodwill	$409,586	$—	$305,628	$103,958
Developed technology, net	111,600	7,244	97,430	6,926
Trademark	8,000	524	7,476	—

	$529,186	$7,767	$410,534	$110,884

			2004
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Amortization	Book Value

Goodwill	$402,518	$—	$402,518
Developed technology, net	112,215	562	111,653
Trademark	8,000	53	7,947

	$522,733	$615	$522,118

Our developed technology, net at the end of 2005 consisted of dermatology products that were approved by the FDA at the time of the acquisition in November 2004. Developed technology is being amortized on a straight-line basis over its estimated useful life of 16 years. Our expected annual amortization related to our intangible assets is $0.5 million per year.
10. OTHER LONG-TERM ASSETS

(In thousands of U.S. dollars)	2005	2004
Deferred financing expenses	$3,117	$4,161
Other	355	745

	$3,472	$4,906

Deferred financing expenses represent total debt issue costs related to the convertible senior notes, net of amortization. Deferred financing expenses are being amortized over five years commencing August 2003. Other long-term assets consist principally of available for sale securities and long-term employee loans which are non-interest bearing with terms ranging from one to five years, to be forgiven if certain conditions are met.
11. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	2005	2004
Royalties	$2,654	$3,158
Compensation	5,432	7,633
Separation costs	2,540	—
Marketing partners	—	2,992
Foreign exchange contracts	2,172	2,222
Atrix acquisition costs	154	714
Interest	1,740	1,745
Other	3,209	1,064

	$17,901	$19,528

12. CREDIT FACILITY
At December 31, 2005, we had credit facilities for up to $42.4 million with two financial institutions for the sole purpose of entering into foreign exchange derivative contracts (See Note 20 — “Financial Instruments and Concentration of Credit Risk”). We cannot draw on these credit facilities as they serve as pledges against our outstanding derivative contracts. These credit facilities are secured by money market instruments equivalent to our credit limit of $42.4 million that we deposited with these financial institutions. Interest charges, at a floating rate, are only applicable if we are in default with regards to the derivative contracts. As of December 31, 2005, no amounts are outstanding on these credit facilities.
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
14. SHARE CAPITAL
(a) Authorized Shares
There were no changes to the authorized share capital of QLT during the three-year period ended December 31, 2005.
(b) Share Buy-Back Program
On April 28, 2005, we announced a share buy-back program pursuant to which we may purchase up to $50 million of our common shares over a two-year period. In December 2005 we increased the amount that may be purchased to $100 million of our common shares over a two-year period ending May 2007. The share purchases would be made as a normal course issuer bid. All purchases would be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, and in accordance with all regulatory requirements. During the one-year period commencing May 4, 2005, we may purchase for cancellation up to 9,300,000 common shares, being 9.9% of the number of common shares outstanding. The actual number of common shares which may be purchased and the timing of any such purchases are determined by management. As of December 31, 2005, we have repurchased and cancelled 3,141,400 common shares at an aggregate cost of U.S. $27.6 million.

(c) Shareholder Protection Rights Plan
Effective March 17, 2002 we adopted a Shareholder Rights Plan, which was then amended and restated effective April 8, 2005 (the “Rights Plan”), and approved, as amended, by the shareholders of QLT at the 2005 Annual General Meeting of QLT. The Rights Plan will remain in effect until the 2008 annual meeting of shareholders. Under the Rights Plan, holders of common shares are entitled to one share purchase right for each common share held. Generally, if any person or group makes a take-over bid, other than a bid permitted under the Rights Plan (a “Permitted Bid”) or acquires beneficial ownership of 20% or more of our outstanding common shares without complying with the Rights Plan, the Rights Plan will entitle the holders of share purchase rights to purchase, in effect, common shares of QLT at 50% of the prevailing market price. A take-over bid for QLT can avoid the dilutive effects of the share purchase rights, and therefore become a Permitted Bid, if it complies with provisions of the Rights Plan.
(d) Warrant
As part of our acquisition of Atrix, on November 19, 2004 we assumed an outstanding warrant entitling the holder to purchase up to 1,000,000 of our common shares at a net exercise price of $3.39 per share. The warrant was exercised in full into 1,000,000 of our common             shares in January 2005.
(e) Stock Options
We have in place five stock-based plans which are described below. At present we may only grant options from three of these plans, namely, the 2000 Plan, the 2000 Atrix Plan, and the Non-Qualified Atrix Plan. The other plans remain in place for so long as options previously granted remain outstanding. The 2000 Plan provides for the grant of options to purchase common shares to directors, officers and employees of QLT, or any of our subsidiaries, to provide incentive to develop our growth. The 2000 Atrix Plan provides for the grant of options to purchase common shares to officers and employees of our US subsidiary, to provide incentive to develop our growth. All plans are administered by the Executive Compensation Committee (the “Committee”) appointed by the Board of Directors. The vesting of stock options for all employees and directors, which is at the discretion of the Committee, is rateably over three years.
(i) 1998 Incentive Stock Option Plan, or 1998 Plan
The 1998 Plan, which provided for the issuance of up to 5,000,000 common shares, was approved by shareholders in May 1998. The maximum term of any option granted under the 1998 Plan was five years. Under this Plan, the exercise price of an option was set by the Committee at the time of granting and could not be less than the fair market price of the common shares on the date of the granting. No option could be granted under the 1998 Plan if it would have resulted in the optionee holding options or rights to acquire in excess of 5% of the issued and outstanding common shares (on a non-diluted basis). The 1998 Plan automatically terminated on February 10, 2003 but options granted before the termination of the 1998 Plan may be exercised until they expire in accordance with their original terms. At December 31, 2005, options to purchase an aggregate total of 682,124 common shares were outstanding under the 1998 Plan and exercisable in the future at prices ranging between CAD $12.10 and CAD $40.20 per common share.
(ii) 2000 Incentive Stock Option Plan, or 2000 Plan
The 2000 Plan, which provides for the issuance of up to 5,000,000 common shares, was approved by shareholders on May 5, 2000. On April 25, 2002, at our Annual General Meeting, the shareholders passed a resolution approving an amendment to the 2000 Plan by increasing the maximum number of common shares issuable under the Plan to 7,000,000 common shares. The 2000 Plan is to replace the 1998 Plan. A guideline currently set in place by the Committee is for the maximum term of any option granted under the 2000 Plan not to exceed five years, subject to the right of the Committee to extend the term in certain circumstances. The exercise price of an option granted is set by the Committee at the time of granting and may not be less than the fair market price of the common shares on the date of the granting. No option may be granted under the 2000 Plan if it would result in the optionee holding options or rights to acquire in excess of 5% of the issued and outstanding common shares (on a non-diluted basis). The Committee may suspend, amend, or terminate the 2000 Plan at any time without notice, provided that no outstanding option is adversely affected thereby. The 2000 Plan will automatically terminate on March 1, 2010, unless it has previously been terminated by the Committee, but options granted before termination of the 2000 Plan may be exercised until they expire in accordance with their original terms. At December 31, 2005, options to purchase an aggregate total of 4,787,726 common shares were outstanding under the 2000 Plan and exercisable in the future at prices ranging between CAD $7.79 and CAD $108.60 per common share.
(iii) 1987 Atrix Performance Stock Option Plan, or 1987 Atrix Plan
On November 19, 2004, the Company assumed the 1987 Atrix Plan which provides for the issuance of up to 267,937 common shares. The maximum term of any option granted under the 1987 Atrix Plan is ten years. The exercise price of all options granted under the 1987 Atrix Plan is the closing bid price of the stock on the date of grant. No stock options have been granted under this plan since it expired in May 2002. All currently outstanding options are fully vested and will be exercisable pursuant to their terms at grant. At December 31, 2005, options to purchase an aggregate total of 122,073 common shares were outstanding under the 1987 Atrix Plan and exercisable in the future at prices ranging between U.S. $2.89 and U.S. $12.90 per common share.
(iv) 2000 Atrix Performance Stock Option Plan, or 2000 Atrix Plan
On November 19, 2004, the Company assumed the 2000 Atrix Plan which provides for the issuance of up to 6,794,636 common shares. Under the terms of the 2000 Atrix Plan, options expire ten years after grant. The exercise price of all options granted under the 2000 Atrix Plan is the closing price of the stock on the date of grant. At December 31, 2005, options to purchase an aggregate total of 4,032,453 common shares were outstanding under the 2000 Atrix Plan and exercisable at prices ranging between U.S. $4.90 and U.S. $17.82 per common share.
(v) Non-Qualified Atrix Stock Option Plan, or Non-Qualified Atrix Plan
On November 19, 2004 we assumed the Non-Qualified Atrix Plan which provides for issuance of up to 207,543 common shares. Options under the Non-Qualified Atrix Plan are granted to outside consultants. The Compensation Committee sets the option price and exercise terms granted under the Non-Qualified Atrix Plan. The exercise price of all options granted under the Non-Qualified Atrix Plan has been the closing market price at the date of grant. At December 31, 2005, options to purchase an aggregate total of 22,848 common shares were outstanding under the Non-Qualified Atrix Plan and exercisable in the future at prices ranging between U.S. $5.72 and U.S. $8.67 per common share.
Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

		Exercise Price
(In Canadian dollars)	Number of Options	Per Share Range
Outstanding at December 31, 2002	7,801,238	$9.28--108.60
Granted	1,005,322	12.10 - 18.36
Exercised	(484,274)	9.28 - 23.50
Cancelled	(1,085,662)	9.28 - 108.60

Outstanding at December 31, 2003	7,236,624	$12.10-108.60
Granted	950,200	21.04 - 32.85
Exercised	(709,696)	12.10 - 34.75
Cancelled	(1,046,730)	12.10 - 108.60

Outstanding at December 31, 2004	6,430,398	$12.10-108.60
Granted	1,447,450	7.79 - 20.75
Exercised	(16,944)	12.10 - 13.35
Cancelled	(2,391,054)	9.84 - 108.60

Outstanding at December 31, 2005	5,469,850	$7.79-108.60
The weighted average exercise price of outstanding options under the 1998 Plan and 2000 Plan as at December 31, 2005, December 31, 2004 and December 31, 2003 are CAD $25.28, CAD $47.64, and CAD $47.82, respectively.
Stock option activity with respect to all other Company option plans is presented below:

		Exercise Price
(In U.S. dollars)	Number of Options	Per Share Range
Options assumed at November 19, 2004	6,106,888	$2.63-17.82
Granted	—	—
Exercised	(136,023)	5.29 - 14.23
Cancelled	—	—

Outstanding at December 31, 2004	5,970,865	$2.63-17.82
Granted	505,875	6.54 - 12.37
Exercised	(1,287,565)	2.63 - 16.22
Cancelled	(1,011,801)	2.70 - 17.82

Outstanding at December 31, 2005	4,177,374	$2.89-17.82
The weighted average exercise price of outstanding options under all other plans as at December 31, 2005 and December 31, 2004 was U.S. $12.60 and U.S. $11.65, respectively.

Additional information relating to stock options outstanding under the 1998 Plan and the 2000 Plan as of December 31, 2005, is presented below:

(In Canadian dollars)	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $12.50	744,022	$8.62	4.42	125,719	$11.14
$12.51 - $17.50	1,249,136	14.38	3.32	738,077	14.01
$17.51 - $30.00	753,957	22.54	1.55	724,831	22.61
$30.00 - $37.50	1,357,973	32.37	2.01	1,092,019	32.30
Over $37.50	1,364,762	38.82	0.48	1,364,762	38.82

	5,469,850	$25.58		4,045,408

Options exercisable under the immediately above noted option Plans as at December 31, 2004 and December 31, 2003 were 5,226,578 and 5,697,500, respectively.
Additional information relating to stock options outstanding under all other Company options plans as of December 31, 2005, is presented below:

(In U.S. dollars)	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $7.50	368,597	$5.91	4.75	208,173	$5.42
$7.51 - $10.00	716,721	8.64	6.15	710,049	8.64
$10.01 - $12.50	1,023,281	11.80	6.02	784,397	11.63
$12.51 - $16.00	628,190	13.83	6.94	628,190	13.83
$16.01 - $17.82	1,440,585	16.32	8.40	1,440,585	16.32

	4,177,374	$12.60		3,771,394

Options exercisable under the immediately above noted option Plans as at December 31, 2004 were 5,970,865.
The number of options issued and outstanding under all plans at any time is limited to 15% of the number of our issued and outstanding common shares. As of December 31, 2005, the number of options issued and outstanding under all plans was 10.6% of the issued and outstanding common shares.

15. NET PRODUCT REVENUE
Net product revenue was determined as follows:

(In thousands of U.S. dollars)	2005	2004	2003
Visudyne® sales by Novartis Ophthalmics	$483,762	$448,277	$356,948
Less: Marketing and distribution costs	(142,244)	(133,730)	(110,958)
Less: Inventory costs	(24,060)	(25,789)	(22,624)
Less: Royalties	(10,699)	(10,074)	(8,082)

	$306,759	$278,684	$215,284

QLT share of remaining revenue on final sales by Novartis Ophthalmics (50%)	$153,379	$139,342	$107,642
Add: Inventory costs reimbursed to QLT	18.932	21,791	19,757
Add: Royalties reimbursed to QLT	10,431	10,074	8,082
Add: Other costs reimbursed to QLT	4,496	6,250	6,644

Revenue from Visudyne® as reported by QLT	$187,238	$177,457	$142,125

Net product revenue from Eligard® and other products	22,786	1,841	—

	$210,024	$179,298	$142,125

For the year ended December 31, 2005, approximately 38% (2004 — 47%,; 2003 — 51%) of total Visudyne sales were in the U.S., with Europe and other markets responsible for the remaining 62% (2004 — 53%, 2003 — 49%).
16. CONTRACT RESEARCH AND DEVELOPMENT
We received non-refundable research and development funding from our strategic partners, which was recorded as contract research and development revenue. Details of our contract research and development revenue were as follows:

(In thousands of U.S. dollars)	2005	2004	2003
Visudyne® ocular programs	$3,685	$3,633	$2,527
Aczone™ programs	2,716	—	—
Generic Dermatology programs	2,018	—	—
Eligard® programs	1,177	—	—
Visudyne® dermatology programs	—	—	1,062
Tariquidar programs	—	—	1,000
Others	1,687	803	36

Contract research and development revenue	$11,283	$4,436	$4,625

17. RESTRUCTURING CHARGES
During the quarter ended March 31, 2005, we restructured our operations as a result of our acquisition of Atrix. We provided over 50 affected employees with severance and support to assist with outplacement. As a result, we recorded $3.1 million of restructuring charges in 2005 related to severance and termination costs. The details are as follows:

			Remaining accrual
			at December 31,
(In thousands of U. S. dollars)	Restructuring charge	Cash paid	2005
(Unaudited)
Severance and termination benefits accrued	$2,962	$(2,735)	$227
Other related expenses accrued	102	(102)	—

	$3,064	$(2,837)	$227

At the end of 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives. We provided or will provide approximately 100 affected employees with severance and support to assist with outplacement. As a result, we recorded $5.0 million of restructuring charges. We expect to complete final activities associated with the restructuring in 2006. The details are as follows:

			Remaining accrual
			at December 31,
(In thousands of U. S. dollars)	Restructuring charge	Cash paid	2005
(Unaudited)
Severance and termination benefits accrued	$4,499	$—	$4,499
Other related expenses accrued	479	—	479

	$4,978	$—	$4,978

Combined Total:

			Remaining accrual
			at December 31,
(In thousands of U. S. dollars)	Restructuring charge	Cash paid	2005
(Unaudited)
Severance and termination benefits accrued	$7,461	$(2,735)	$4,726
Other related expenses accrued	581	(102)	479

	$8,042	$(2,837)	$5,205

In the fourth quarter of 2002 we restructured our operations to reduce operating expenses and concentrate our resources on key product development programs and business initiatives. We reduced our overall headcount by 62 people and recorded a $2.9 million restructuring charge related to severance and termination costs. During the second quarter of 2003, we reassessed our restructuring reserve based on expected remaining cash outlays for severance, termination benefits and other related costs, and accordingly recorded a recovery of $0.4 million.
18. (WRITE-DOWN) OF INVESTMENTS

(In thousands of U.S. dollars)	2005	2004	2003
Write-down of investment in Diomed Holdings, Inc.	$—	$—	$(560)
Our investment in Diomed was significantly diluted as a result of an equity financing by Diomed during the fourth quarter of fiscal 2003, and was also impaired in the amount of $0.6 million to reflect an other than temporary decline in value.
19. INCOME TAXES
Income (loss) before income taxes and extraordinary gain was as follows:

(In thousands of U.S. dollars)	2005	2004	2003
Canada	$88,421	$88,230	$68,770
United States and other	(425,239)	(237,008)	—

(Loss) income before income taxes and extraordinary gain	$(336,818)	$(148,778)	$68,770

The components of the provision for income taxes were as follows:

(In thousands of U.S. dollars)	2005	2004	2003
Canada	$27,661	$30,051	$23,953
United States and other	(39,067)	(603)	—

(Recovery of) provision for income taxes	$(11,406)	$29,448	$23,953

(In thousands of U.S. dollars)	2005	2004	2003
Provision for current and deferred income taxes	$(16,843)	$28,669	$23,853
(Reduction of) increase in valuation allowance	5,437	779	100

(Recovery of) provision for income taxes	$(11,406)	$29,448	$23,953

(In thousands of U.S. dollars)	2005	2004	2003
Current income taxes	$30,439	$9,346	$—
Deferred income taxes	(41,845)	20,102	23,953

(Recovery of) provision for income taxes	$(11,406)	$29,448	$23,953

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax income consisted of the following:

(In thousands of U.S. dollars)	2005	2004	2003

(Loss) income before income taxes	$(336,818)	$(136,261)	$68,770

Extraordinary gain	—	(12,517)	—

(Loss) income before income taxes and extraordinary gain	$(336,818)	$(148,778)	$68,770

Canadian statutory tax rates	34.86%	35.62%	37.62%

Expected income tax (recovery) provision	$(117,415)	$(52,995)	$25,871

Purchased in-process research and development	—	84,063	—
Charge for goodwill impairment	113,265	—	—
Foreign tax rate differences	(10,291)	—	—
Investment tax credits	(2,261)	(2,378)	(1,536)
Deferred gain on sale of Photofrin®	—	(341)	(682)
Increase in valuation allowance	5,437	779	100
Valuation allowance on write-down of investment	—	—	105
Permanent differences and other	(141)	320	95

Provision for income taxes	$(11,406)	$29,448	$23,953

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

(In thousands of U.S. dollars)	2005	2004

Deferred tax assets
Net operating loss carryforwards	$48,515	$45,316
Research & development tax credit carryforwards	7,261	9,198
Capital loss carryforwards	6,450	4,475
Depreciable and amortizable assets	3,455	5,129
Deferred Revenue	1,776	215
Unpaid employee bonuses	44	841
Other temporary differences	667	618

Total gross deferred income tax assets	$68,168	$65,792
Less: valuation allowance	(58,095)	(54,113)

Total deferred income tax assets	$10,073	$11,679
Less: current portion	(2,480)	(4,753)

Net long-term portion of deferred income tax assets	$7,593	$6,926

Deferred tax liabilities
Deferred tax liability associated with the tangible and intangible assets acquired in the acquisition of Atrix	$(3,834)	$(47,234)
Unrealized foreign exchange gain on convertible debt	(5,532)	(4,937)
Other temporary differences	(434)	—

Total deferred income tax liabilities	$(9,800)	$(52,171)

Net deferred income tax (liabilities) assets	$273	$(40,492)

In 2005, a valuation allowance continues to be applied to our non-capital loss and research and development credit carryforwards to offset these respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. There may be limitations on the utilization of our accumulated net operating losses and Federal and State tax credit carryforwards as a result of changes in control that have occurred. The bulk of our valuation allowance relates to acquired losses and U.S. post-acquisition losses of which we cannot benefit.
At December 31, 2005, we had approximately $129.7 million of total operating loss carryforwards with approximately $122.4 million relating to our U.S. subsidiary (created as a result of our acquisition of Atrix in 2004. See note 8 in “Notes to the Consolidated Financial Statements.) and $7.3 million relating to other foreign losses. The loss carryforwards expire at various dates through 2025. We also had approximately $7.3 million of research and development credits available for carryforward of which approximately $4.9 million were generated by our U.S. subsidiary. The research and development credit carryforwards expire at various dates through 2025. We also had approximately $35.2 million of capital loss carryforwards of which approximately $33.0 million carryforward indefinitely and the remaining $2.2 million related to our U.S. subsidiary expire at various dates through 2009. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities. The reduction in the deferred income tax asset associated with Depreciable and Amortizable Assets is primarily a result of a tax write-off stemming from the termination of the Tariquidar Development and Commercialization Agreement between QLT and Xenova.
As part of the 2004 purchase price accounting for the acquisition of Atrix, some of the intangible and tangible assets were required to be written-up by virtue of generally accepted accounting principles that were applicable to the acquisition. The accounting write-up resulted in a deferred income tax liability associated with property, plant and equipment, trademarks, and developed technology that were amortized over a period of 5, 16, and 17 years, respectively, and an inventory write-up that is recognized in cost of sales as the related products are sold. The reduction in the deferred tax liability is largely a result of the impairment charge recorded in December 2005 related to the intangible assets acquired in the acquisition of Atrix.
The increase in our valuation allowance in 2005 was largely the result of accumulated U.S. tax losses and tax credits that we cannot benefit. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.
In 2005, the combined Canadian Federal and Provincial statutory income tax rate was reduced on a pro-rata basis from 35.62% to 34.12%, yielding an annual statutory rate of 34.86%.
20. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
As at December 31, 2005 and December 31, 2004, the carrying amounts for our cash and cash equivalents, short-term investment securities, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. Our investments in shares of other companies are carried at fair value based on quoted market prices. Our long-term debt comprises $172.5 million aggregate principal amount of convertible senior debt and had a fair value of $153.1 million as of December 31, 2005. These notes are not listed on any securities exchange or included in any automated quotation system. The quoted bid and ask prices may not be reliable as the amounts cannot be independently verified and not all trades are reflected.
With respect to the concentration of credit risk, our accounts receivable, as at December 31, 2005 and December 31, 2004, comprise primarily aggregate amounts owing from Novartis Ophthalmics.
We purchase goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earn most of our revenues in U.S. dollars and Euros (“EUR”). We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net income (primarily in U.S. dollars and Euros) and cash flows (in U.S. dollars and Swiss francs (“CHF”)). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts, as at December 31, 2005, was approximately $4.7 million, which was included in our results of operations. At December 31, 2005, we have outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts to sell USD	2006	USD 20.0	1.21066 per USD

Swiss franc / Canadian dollar option-dated forward contract to sell CHF	2006	CHF 28.9	1.05510 per CHF

21. COMMITMENTS AND GUARANTEES
In the normal course of business, we enter into product supply agreements with contract manufacturers, which expire at various dates to 2009 and total $11.0 million, as well as other purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office equipment and office space. Estimated operating lease payments are $0.6 million in 2006, $0.6 million in 2007, and $0.5 million in 2008. The minimum annual commitment related to these agreements payable over the next five years is as follows:

(In thousands of U.S. dollars)
Year ending December 31,
2006	$16,200
2007	4,861
2008	1,717
2009	524
2010	219
Thereafter	171
In the course of our business, we regularly provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. The terms of these indemnities are consistent with the underlying agreements. The maximum potential future payments and terms (including recourse) are determinable under the related agreements. As at December 31, 2005, no amount has been accrued related to indemnities. In addition, under the agreement entered into between QLT USA, Inc. and Sanofi-Synthelabo, Inc. with respect to the marketing and sale of Eligard in the U.S. and Canada, QLT USA, Inc. has provided to Sanofi-Synthelabo and its affiliates certain indemnities with respect to the matters including intellectual property infringement claims that may arise in connection with the litigation commenced by TAP Pharmaceuticals, Inc. and its co-plaintiffs against QLT USA, Inc. and Sanofi-Synthelabo, Inc. (See Note 23 to the consolidated financial statements).
22. SEGMENTED INFORMATION
We operate in one industry segment, which is the business of developing, manufacturing, and commercialization of therapeutics for human health care. Our chief operating decision makers review our operating results on an aggregate basis and manage our operations as a single operating segment.
Details of our revenues by category are as follows:
Revenues

(In thousands of U.S. dollars)	2005	2004	2003

Visudyne®	187,238	$177,457	$142,125
Eligard®	31,576	3,270	—
Generic dermatology products	7,672	501	—
Dental products	2,434	408	—
Other	1,046	—	—
Contract research and development	11,283	4,436	4,625
Licensing and Milestones	724	—	—

	$241,973	$186,072	$146,750

Details of our revenues and property, plant and equipment by geographic segments are as follows:
Revenues1

(In thousands of U.S. dollars)	2005	2004	2003

U.S.	$115,182	$100,898	$86,754
Europe	88,927	65,776	47,637
Canada	15,708	10,300	7,734
Other	22,156	9,099	4,625

	$241,973	$186,072	$146,750

Property, plant and equipment

(In thousands of U.S. dollars)	2005	2004

Canada	$48,379	$54,152
U.S.	27,118	27,523

	$75,497	$81,674

(1)	Revenues are attributable to a geographic segment based on the location of: (a) the customer, for revenue from and royalties on product sales; and (b) the head office of the collaborative partner, in the case of revenues from contract research and development and collaborative arrangements.
23. CONTINGENCIES
(a) TAP Litigation
United States
In 2003, plaintiffs TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against our subsidiary, QLT USA, Inc. and co-defendant Sanofi-Synthelabo, Inc. in the U.S. federal court in the Northern District of Illinois Eastern Division (Case No. 1:03-CV-7822). TAP and its co-plaintiffs allege that QLT USA and Sanofi-Synthelabo willfully infringe U.S. Patent No. 4,728,721 (the “‘721 patent”) by the manufacture and sale in the United States of the Eligard product line and seek injunctive relief, damages, and an award of attorneys’ fees and costs against QLT USA and Sanofi-Synthelabo.
In its amended answer to the claim, QLT USA and Sanofi-Synthelabo denied the material allegations of the complaint and asserted that the 721 patent is invalid, unenforceable, and not infringed. QLT USA and Sanofi-Synthelabo also asserted a counterclaim for declaratory judgments of invalidity, unenforceability, and non-infringement. In December 2005, the case went to trial on liability issues. A jury rendered verdicts that QLT USA and Sanofi-Synthelabo had not proved, by clear and convincing evidence, that the asserted claims were invalid. Thereafter, the judge issued findings of fact rejecting defendants’ unenforceability defense. On January 24, 2006, the district court entered judgment for TAP and its co-plaintiffs on the invalidity and unenforceability defenses.
In February 2006, plaintiffs filed a motion with the district court seeking an injunction. On February 27, the district court granted an injunction, subject to a seven day stay, enjoining us, sanofi-aventis and their subsidiaries from promoting, manufacturing, selling and offering for sale Eligard products in the United States until May 1, 2006. The Court further ordered QLT and sanofi-aventis to recall any Eligard products that they still own and provide a voluntary recall program to allow physicians, wholesalers and distributors, who wish to do so, to return Eligard products for a full refund.

On February 28, 2006, QLT USA filed a Notice of Appeal in the district court, as well an emergency motion in the Court of Appeals for the Federal Circuit seeking a stay of the injunction pending the outcome of the appeal. Thereafter, the Court of Appeals issued an order staying the injunction issued by the district court on a temporary basis while the Court of Appeals considers QLT USA’s motion. Sanofi-Synthelabo has also filed a motion with the Court of Appeals seeking a stay of the injunction. The Court of Appeals has not yet issued a decision whether or not to grant a permanent stay of the injunction. Although the injunction has been stayed pending the decision of the Court of Appeals, Sanofi-Synthelabo advised that it has voluntarily discontinued the marketing and sale of Eligard in the United States until May 1, 2006.
Earlier in the case, the trial on damages and willfulness was separated from the trial on liability. Following the trial decision on liability, the district court issued a scheduling order for the damages and willfulness phase of the case. The court said that a trial date will be set following a status conference to be held in June, 2006.
Under the marketing agreement entered into between QLT USA and Sanofi-Synthelabo, QLT USA has provided certain indemnities to Sanofi-Synthelabo and its affiliates, including indemnities covering certain losses relating to product liability and infringement of a third party’s proprietary rights.
While we cannot estimate the potential damages in the TAP litigation, or what level of indemnification, if any, will be required under the marketing agreement with Sanofi-Synthelabo, the amount could be substantial, which could have a material adverse impact on the financial condition of QLT USA and consequently, on QLT Inc. In addition, QLT USA may be permanently enjoined from manufacturing and selling some or all of its Eligard products in the United States until the patent expires on May 1, 2006.
Germany
On June 1, 2004, our Eligard marketing collaborator, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking a nullification of the European equivalent to the 721 patent, European Patent 0 202 065 (the “065 patent”).
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH sought a provisional injunction in the Regional Court Hamburg, Germany, on the basis that the marketing of Eligard by MediGene and Yamanouchi (now Astellas) in Germany violated the ‘065 patent. The Court denied that request.
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

(b) Patent Litigation with MEEI
The First MEEI Lawsuit
In April 2000, Massachusetts Eye and Ear Infirmary (“MEEI”) filed a civil suit against QLT Inc. in the United States District Court (the “Court”) for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin as the photoactive agent in the treatment of certain eye diseases including AMD.
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
MEEI appealed the decision of the Court to the U.S. District Court of Appeals. On February 18, 2005 the Court of Appeals issued its ruling, upholding the dismissal of five of MEEI’s eight claims, and remanding three claims to trial on the basis that they should not have been determined on summary judgment. On March 4, 2005, we petitioned the Court of Appeals for a panel rehearing and a rehearing en banc by the full court. On April 7, 2005, the Court issued an order allowing our petition for panel rehearing in part and denying it in part. Our petition for rehearing en banc was denied without prejudice to refiling after the panel’s decision on the rehearing. The original three-judge panel reconsidered, but ultimately did not change its decision to remand three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets) for trial before the District Court. In July, 2005 we re-filed our petition for rehearing en banc, which was subsequently denied. In February, 2005 we filed a Petition for Writ of Certiorari in the United States Supreme Court asserting that MEEI’s claim for unjust enrichment is preempted by federal patent law. The Court of Appeals has stayed the remand to the Court pending the resolution of our Petition by the Supreme Court.
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
24. DIVESTITURE OF NON-CORE ASSETS
To focus our business on the research and development of proprietary products in our core therapeutic areas, we received approval in early 2006 to proceed with divesting of our non-core dermatology assets, including the generic dermatology business and our manufacturing facility in Fort Collins, Colorado, that is associated with the dermatology business. Furthermore, we do not consider the ongoing revenue from the sales of our dental products to be material to our business and are planning to divest our interest in the dental business and technology. The carrying values of the assets included as part of this divestiture as of December 31, 2005, are property, plant and equipment of $22.8 million, product inventory of $4.1 million, and intangible assets of $6.9 million. No liability is expected to be included in the divestiture. We are currently in the process of determining the timing and manner of this divestiture.

25. RECONCILIATION FROM U.S. GAAP TO CANADIAN GAAP
Canadian securities regulations allow issuers that are required to file reports with the United States Securities & Exchange Commission, or SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for annual and interim periods in fiscal 2005 and 2006, we will include in the notes to our consolidated financial statements a reconciliation highlighting the material differences between our financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Subsequent to 2006, no further interim reconciliation will be required under current Canadian securities regulations. Prior to 2005, we prepared annual and interim financial statements (with accompanying notes) and Management’s Discussion and Analysis - Canadian Supplement in accordance with Canadian GAAP, all of which were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with our Canadian continuous disclosure obligations.
Our annual consolidated financial statements have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of our net (loss) income as reported under U.S. GAAP and our net (loss) income reported in accordance with Canadian GAAP for the years ended December 31, 2005, 2004, and 2003.

Years ended December 31,	2005	2004	2003
(In thousands of U.S. dollars, except per share amounts)

Net (loss) income, U.S. GAAP	$(325,412)	$(165,709)	$44,817
Stock based compensation charge (a)	(7,171)	(11,233)	—
Purchase of in-process research and development (b)	—	236,000	—
Amortization of in-process research and development (b)	(13,883)	(1,581)	—
Imputed interest on convertible debt (c)	(7,437)	(7,073)	(2,498)
Unrealized foreign exchange gain (loss) on convertible debt (c)	292	(1,387)	(1,980)
Impairment of goodwill and other intangible assets (d), (e)	(184,412)	—	(8,096)
Depreciation and amortization (e)	—	—	(1,070)
Provision for income taxes on above items (b), (f)	57,174	1,257	3,502

Net (loss) income, Canadian GAAP	$(480,849)	$50,274	$34,675

Basic net (loss) income per common share, Canadian GAAP
(Loss) income before extraordinary gain	$(5.19)	$0.52	$0.50
Extraordinary gain	—	0.17	—

Net (loss) income	$(5.19)	$0.69	$0.50

Diluted net income per common share
(Loss) income before extraordinary gain	$(5.19)	$0.51	$0.50
Extraordinary gain	—	0.17	—

Net (loss) income	$(5.19)	$0.68	$0.50

Weighted average number of common shares outstanding (in thousands)
Basic	92,637	73,240	68,733
Diluted	92,637	73,771	68,972
     The following is a reconciliation of our balance sheet information as reported in U.S. GAAP and our balance sheet information computed in accordance with Canadian GAAP as of December 31, 2005 and December 31, 2004.

As at December 31,	2005	2004
(In thousands of United States dollars)

Total assets under U.S. GAAP	$776,494	$1,116,249
Short-term investments (g)	137	11
Future income tax assets (f)	—	—
Intangibles, net (b)	83,880	234,419
Goodwill (b)	41,923	89,680
Other long-term assets (g)	313	133

Total assets under Canadian GAAP	$902,747	$1,440,492

Total liabilities under U.S. GAAP	250,383	259,470
Future income tax liabilities (b), (f)	31,289	88,433
Long-term debt (c)	(17,848)	(24,439)

Total liabilities under Canadian GAAP	$263,824	$323,464

Total shareholders’ equity under U.S. GAAP	$526,111	$856,779
Common shares (a), (h), (i)	(2,434)	(2,518)
Contributed surplus (a)	59,000	51,917
Equity component of convertible debt (c)	33,500	33,500
(Deficit) Retained earnings (j)	16,758	172,194
Cumulative translation adjustment (g)(k)	5,988	5,156

Total shareholder’s equity under Canadian GAAP	$638,923	$1,117,028

(a)	Effective January 1, 2004, we adopted the fair value method of accounting for all employee and non-employee stock-based compensation for Canadian GAAP purposes. We adopted this new Canadian GAAP accounting standard on a retroactive basis, without restatement of prior periods. Compensation expense is recorded for stock options issued to employees using the fair value method. We utilize the Black-Scholes option pricing model and calculate the fair value of stock options issued and amortize the fair value to stock compensation expense over the vesting period. We adjust the amortization for stock option forfeitures and cancellations. Under U.S. GAAP, we have adopted the disclosure only provision of SFAS 123 for stock options granted to employees and directors.
(b)	Under Canadian GAAP, acquired in-process research and development (“IPR&D”) projects are recorded as an intangible asset and amortized over their useful life. On November 19, 2004, we acquired IPR&D of $236.0 million through the acquisition of Atrix Laboratories, Inc. Accordingly, this amount was capitalized for Canadian GAAP purposes and is being amortized using the straight-line method over its useful life of seventeen years. As a result of book-tax basis differences attributable to IPR&D, an additional deferred tax liability of $89.7 million was recorded. During the year ended December 31, 2005, the future income tax liability was adjusted by $5.3 million for Canadian GAAP purposes to reflect the reduction in the temporary difference due to the amortization of the IPR&D. Under U.S. GAAP, IPR&D is expensed at the time of acquisition. As a result of the impairment charge to intangibles, the future income tax liability was adjusted by $91.8 million under Canadian GAAP ($39.9 million under U.S. GAAP). See note (d) for further discussion on the impairment charge.
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
(d)	During 2005, we performed impairment tests for goodwill and other intangibles and recorded, under U.S. and Canadian GAAP, non-cash impairment charges of $410.5 million and $594.9 million, respectively. The charge reduces the Canadian GAAP carrying amount of goodwill to $145.9 million, and other intangibles to $90.8 million. Under U.S. GAAP, as explained in (b) above, we expensed IPR&D at the time of acquisition which had the effect of lowering the carrying value of the assets we acquired from Atrix as compared to Canadian GAAP. With this lower carrying value, impairment of goodwill and other intangibles was reduced under U.S. GAAP, in comparison to Canadian GAAP.
(e)	In 2001, the Company acquired certain option and development and marketing rights. Under U.S. GAAP, technology options and rights may not have alternative future uses and were therefore expensed as research and development costs. Under Canadian GAAP the option and rights were capitalized as intangibles and were amortized over their useful lives. During 2003, the intangibles were fully written down under Canadian GAAP.
(f)	The differences between Canadian GAAP and U.S. GAAP assets and liabilities resulted in different deferred tax assets and deferred tax liabilities under the respective GAAP’s. Furthermore, investment tax credits are calculated using different formulas for Canadian and U.S. GAAP purposes due to different forecasted earnings under the respective GAAP’s. Under U.S. GAAP, the benefits of investment tax credits are recorded as part of the tax provision. Under Canadian GAAP, such tax credits are classified against the expenditure to which they relate, which is research and development.
(g)	We hold certain investments which under Canadian GAAP are recorded at historical costs adjusted for permanent impairment. Under U.S. GAAP they are recorded as available-for-sale securities. Such securities are required to be marked to market, with unrealized holding gains and losses recorded in other comprehensive income.
(h)	Under Canadian GAAP, beneficial conversion features attached to certain historical preferred shares were not included in share capital. Under U.S. GAAP, in prior years, a beneficial conversion feature attached to certain preferred shares was accreted as a return to the preferred shareholders. This resulted in an increase in the stated amount of historical share capital.
(i)	In 2000 and 2001, we accelerated the vesting of certain employee stock options as part of their severance. Under U.S. GAAP we recorded compensation expense and additional paid in capital in shareholders’ equity equal to the intrinsic value of the options and under Canadian GAAP there was no charge recorded.
(j)	Certain adjustments to retained earnings are required to account for the accumulated historical differences between Canadian GAAP and U.S. GAAP as discussed in the other parts of this note.
(k)	The cumulative translation adjustment resulting from the translation of our Canadian functional currency financial statements into U.S. dollar for reporting purposes differs between Canadian GAAP and U.S. GAAP due to the difference in the value of our assets and liabilities under the respective GAAP’s.
(l)	Recent accounting policy developments include the following:
(i)	Comprehensive Income
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
The following presents the conversion of the Company’s consolidated comparative financial statements from Canadian GAAP to U.S. GAAP:

QLT Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)			December 31, 2004
			Comparative as
	December 31, 2005	December 31, 2004	previously reported
	(US GAAP)	(US GAAP)	(Canadian GAAP)

ASSETS
Current assets
Cash and cash equivalents	$345,799	$277,087	$277,087
Short-term investment securities	119,816	102,765	102,776
Accounts receivable	43,986	56,600	56,600
Inventories	46,239	45,899	45,899
Current portion of deferred/future income tax assets	2,480	4,753	4,753
Other	20,728	13,521	13,521

	579,048	500,625	500,636

Property, plant and equipment	75,497	81,674	81,674
Deferred/Future income tax assets	7,593	6,926	6,926
Intangibles, net	6,926	119,600	354,019
Goodwill	103,958	402,518	492,198
Other long-term assets	3,472	4,906	5,039

	$776,494	$1,116,249	$1,440,492

LIABILITIES
Current liabilities
Accounts payable	$14,519	$12,993	$12,993
Income taxes payable	17,253	—	—
Accrued restructuring charge	5,205	—	—
Accrued liabilities	17,901	19,528	19,528
Current portion of deferred revenue	9,457	2,278	2,278

	64,335	34,799	34,799

Deferred/Future income tax liabilities	9,800	52,171	140,604
Deferred revenue	3,748	—	—
Long-term debt	172,500	172,500	148,061

	250,383	259,470	323,464

SHAREHOLDERS’ EQUITY
Share capital
Authorized:
500,000,000 common shares without par value 5,000,000 first preference shares without par value, issuable in series
Issued and outstanding:
Common shares	861,676	848,498	845,980
December 31, 2005 — 91,184,681 shares
December 31, 2004 —92,021,572 shares
Additional paid in capital/Contributed surplus	60,396	92,193	144,110
Equity component of convertible debt	—	—	33,500
Accumulated deficit	(495,476)	(173,794)	(1,600)
Accumulated other comprehensive income / Cumulative translation adjustments	99,515	89,882	95,038

	526,111	856,779	1,117,028

	$776,494	$1,116,249	$1,440,492

QLT Inc.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands of U.S. dollars except per share information)	Year ended December 31,
	2005	2004	2004
	(US GAAP)	(US GAAP)	Comparatives as
			previously
			reported
			(Canadian GAAP)

Revenues

Net product revenue	$210,024	$179,298	$179,298
Net royalties	19,942	2,338	2,338
Contract research and development	11,283	4,436	4,436
Licensing and milestones	724	—	—

	241,973	186,072	186,072

Costs and expenses
Cost of sales	51,230	33,377	33,377
Research and development	74,597	50,059	56,093
Selling, general and administrative	23,477	17,464	19,028
Depreciation	8,088	3,715	3,715
Amortization of intangibles	6,915	852	2,433
Impairment of goodwill and other intangible assets	410,534	—	—
Impairment of plant and equipment	6,955	—	—
Purchase of in-process research and development	—	236,000	—
Restructuring charge	8,042	—	—

	589,837	341,467	114,646

Operating (loss) income	(347,865)	(155,395)	71,426

Investment and other income (loss)
Net foreign exchange gains	4,152	837	(551)
Interest income	13,203	10,136	10,136
Interest expense	(6,357)	(6,261)	(13,335)
Other gains	49	1,905	1,905

	11,047	6,617	(1,845)

(Loss) income before income taxes	(336,818)	148,778	69,581
Recovery (provision) for income taxes	11,406	(29,448)	(31,824)

(Loss) income before extraordinary gain	(325,412)	(178,226)	37,757

Extraordinary gain	—	12,517	12,517

Net (loss) income	$(325,412)	$(165,709)	$50,274

Basic net (loss) income per common share
(Loss) income before extraordinary gain	$(3.51)	$(2.43)	$0.52
Extraordinary gain	—	0.17	0.17

Net (loss) income	$(3.51)	$(2.26)	$0.69

Diluted net (loss) income per common share
(Loss) income before extraordinary gain	$(3.51)	$(2.43)	$0.51
Extraordinary gain	—	0.17	0.17

Net (loss) income	$(3.51)	$(2.26)	$0.68

Weighted average number of common shares outstanding (thousands)
Basic	92,637	73,240	73,240
Diluted	92,637	73,240	73,771

QLT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars except per share information)	Years ended December 31,
	2005	2004	2004
	(US GAAP)	(US GAAP)	Comparatives
			as previously
			reported
			(Canadian
			GAAP)

Cash flows from operating activities
Net income	$(325,412)	$(165,709)	$50,274
Adjustments to reconcile net income to net cash from operating activities:
Impairment of goodwill and other intangible assets	410,534	—	—
Impairment of plant and equipment	6,955	—	—
In process research and development	—	236,000	—
Amortization of intangibles	6,915	852	2,433
Depreciation	8,088	3,715	3,715
Stock-based compensation	—	—	11,233
Amortization of deferred financing expenses	1,139	1,053	1,053
Implied interest on convertible debt	—	—	7,073
Unrealized foreign exchange losses	(6,919)	(12,396)	(11,009)
Extraordinary gain	—	(12,517)	(12,517)
Deferred/Future income taxes	(36,189)	19,612	21,986
Benefit of investment tax credits included in operating expenses	—	—	(3,630)
Changes in non-cash operating assets and liabilities:
Accounts receivable	12,963	(9,382)	(9,382)
Inventories	275	749	749
Other current assets	(5,761)	7,219	7,219
Accounts payable	2,661	749	749
Income taxes payable	16,190	(67)	(67)
Accrued restructuring charge	5,134	—	—
Other accrued liabilities	(11,697)	162	162
Deferred revenue	10,582	(4,845)	(4,845)

	95,458	65,195	65,195

Cash (used in) provided by investing activities
Short-term investment securities	(5,970)	211,093	211,093
Purchase of property, plant and equipment	(7,726)	(11,657)	(11,657)
Purchase costs related to Atrix Laboratories, Inc.	(1,012)	(301,145)	(301,145)
Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired	—	(2,316)	(2,316)

	(14,708)	(104,025)	(104,025)

Cash (used in) provided by financing activities
Common shares repurchased	(27,754)	—	—
Long-term debt (net)	—	(123)	(123)
Issuance of common shares	12,879	15,205	15,205

	(14,875)	15,082	15,082

Effect of exchange rate changes on cash and cash equivalents	2,837	38,427	38,427

Net increase in cash and cash equivalents	68,712	14,679	14,679
Cash and cash equivalents, beginning of period	277,087	262,408	262,408

Cash and cash equivalents, end of period	$345,799	$277,087	$277,087

Supplementary cash flow information:
Interest paid	$5,830	$6,035	$6,035
Income taxes paid	7,119	11,342	11,342

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified and in accordance with the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company was made known to management, including the Chief Executive Officer and Chief Financial Officer, by others within the Company during the period in which this report was being prepared.
No change was made to our internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Management’s report on our internal controls over financial reporting is included at Item 8 of this Annual Report.
Item 9B. OTHER INFORMATION
None

PART III
The Information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K are incorporated by reference to the proxy statement for use in connection with the Company’s Annual Meeting of Shareholders to be held on May 9, 2006.
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required for this Item is incorporated by reference to the proxy statement for our annual meeting of shareholders to be held on May 9, 2006.
Item 11. EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference to the proxy statement for our annual meeting of shareholders to be held on May 9, 2006.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2005:

	(a)	(b)	(c)
			Number of securities
	Number of		remaining available
	Securities to be		for issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
PLAN CATEGORY	and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	5,469,850 (1)	CAD $25.28	1,876,241

Equity compensation plans approved by security holders	4,154,526 (1)	USD $12.63	1,476,396

Equity compensation plans not approved by security holders	22,848 (2)	USD $7.05	93,336

Total	9,647,224		3,445,973

(1)	We currently maintain four equity compensation plans that have been approved by shareholders which provide for the issuance of common stock to employees, officers and directors. These four equity compensation plans are designated as the 1998 Incentive Stock Option Plan, the 2000 Incentive Stock Option Plan, the 1987 Atrix Performance Stock Option Plan and the 2000 Atrix Performance Stock Option Plan. As of February 28, 2006 no

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

Other information required for this Item is incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 9, 2006.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required for this Item is incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 9, 2006.
Item 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES
The information required for this Item is incorporated by reference to the proxy statement for use in connection with the annual meeting of shareholders to be held on May 9, 2006.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
(i)	The following financial statement documents are included as part of Item 8 to this Form 10-K.

Report of Independent Registered Chartered Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Shareholders’ Equity

Notes to the Consolidated Financial Statements
(ii)	Schedules required by Article 12 of Regulation S-X:

Except for Schedule II – Valuation and Qualifying Accounts, all other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts for the Years ended December 31, 2005, 2004 and 2003. Provision for non-completion of product inventory

(In thousands of U.S. dollars)
		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2005	$1,457	$3,137	$766	$3,828
2004	—	3,655	2,198	1,457
2003	1,664	1,075	2,739	—
Reserve for inventory obsolescence

(In thousands of U.S. dollars)
Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2005	$—	$2,306	$854	$1,452
2004	—	—	—	—
2003	—	—	—	—
Allowance for doubtful accounts

(In thousands of U.S. dollars)
Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2005	$—	$683	$10	$673
2004	—	—	—	—
2003	—	—	—	—

Deferred tax asset valuation allowance

(In thousands of U.S. dollars)
		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2005	$54,113	$6,034	$2,052	$58,095
2004	1,654	52,843	384	54,113
2003	1,105	549	—	1,654

Exhibits

Exhibit
Number	Description

3.0	Articles; (41)

4.1	Shareholder Rights Plan Agreement, as amended and restated, dated as of April 8, 2005, between QLT Inc. and ComputerShare Trust Company of Canada; (37)

4.2	Registration Rights Agreement, as amended and restated, dated as of December 17, 2004 by and between QLT Inc., Elan International Services, Ltd., and Elan Pharmaceutical Investments III, Ltd.; (39)

Executive Compensation Plans and Arrangements

10.1	Agreement, dated April 8, 1982, between Dr. Julia Levy, Quadra Logic Technologies Inc. and the University of British Columbia; (1)

10.2	Agreement, dated January 15, 1988, between Dr. David Dolphin, Quadra Logic Technologies Inc. and the University of British Columbia; (6)

10.3	Form of Employee Stock Option Agreement; (11)

10.4	Royalty Adjustment and Stock Option Agreement dated August 10, 1989, between Quadra Logic Technologies Inc. and Dr. David Dolphin; (2)

10.5	Royalty Agreement, dated December 15, 1987, between Quadra Logic Technologies Inc. and Dr. David Dolphin; (2)

10.6	1998 QLT Incentive Stock Option Plan; (21)

10.7	Form of Employment Agreement; (22)

10.8*	2000 QLT Incentive Stock Option Plan (as amended in 2002); (23) (formerly numbered 10.70)

10.9*	Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings; (26)

10.10*	Employment Agreement dated October 9, 2001 between QLT Inc. and Michael J. Doty; (26)

10.11*	Employment Agreement dated as of June 10, 2002 between QLT Inc. and William J. Newell; (26)

10.12*	Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau; (26)

10.13*	Employment Agreement dated as of February 20, 2003 between QLT Inc. and Dr. Mohammad Azab; (27)

10.14*	Amended and Restated Performance Stock Option Plan of Atrix Laboratories, Inc.; (29)

10.15*	Non-Qualified Stock Option Plan of Atrix Laboratories, Inc.; (29)

10.16*	Non-Employee Director Stock Incentive Plan of Atrix Laboratories, Inc.; (30)

10.17*	2000 Stock Option Plan of Atrix Laboratories, Inc.; (31)

10.18	Photodynamic Therapy Product Development, Manufacturing and Distribution Agreement, dated July 1, 1994, between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen (now Novartis Opthalmics, a division of Novartis Pharma AG); (17)

10.19	BPD-MA Verteporfin Supply Agreement, dated March 12, 1999 between QLT PhotoTherapeutics Inc. and Parkedale Pharmaceuticals, Inc; (14)(21)

10.20	BPD-MA Presome Supply Agreement, dated February 26, 1998, between QLT PhotoTherapeutics Inc. and Nippon Fine Chemical Co., Ltd.; (14)(21)

Exhibit
Number	Description

10.21	BPD-MA Supply Agreement, dated December 11, 1998, between QLT PhotoTherapeutics Inc. and Raylo Chemicals Limited; (14)(21)

10.22	License Agreement, dated December 8, 1998, between QLT PhotoTherapeutics Inc. and The General Hospital Corporation; (14)(21)

10.23	Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 23, 2001 between Novartis Ophthalmics AG and QLT Inc.; (14) (25)

10.24	Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 22, 2003 between Novartis Ophthalmics AG (now Novartis Opthalmics, a division of Novartis Pharma AG) and QLT Inc.; (28)

10.25	Agreement and Plan of Merger by and among QLT Inc, Aspen Acquisition Corp. and Atrix Laboratories, Inc. dated as of June 14, 2004; (32)

10.26	License and Royalty Agreement, dates as of August 8, 2000 between Atrix Laboratories, Inc. and Pfizer Inc.; (33)

10.27	Collaboration, Development and Supply Agreement dated as of August 28, 2000 between Atrix Laboratories, Inc. and Sandoz, Inc.; (34)

10.28	Collaboration, License and Supply Agreement dated as of December 8, 2000 between Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc.; (35)

10.31	Collaboration, License and Supply Agreement, dated as of April 4, 2001, between Atrix Laboratories, Inc. and MediGene; (36)

10.32*	Separation Letter Agreement with Michael J. Doty; (38)

10.33*	QLT Inc. 2005 Cash Incentive Plan; (40)

10.34*	Deferred Share Unit Plan For Non-Employee Directors; (42)

10.35*	Change Of Control Letter Agreement between QLT Inc. and Cameron Nelson; (42)

10.36*	Letter Agreement dated September 23, 2005 between QLT Inc. and Paul J. Hastings; (43)

10.37*	Employment agreement dated September 26, 2005 between QLT Inc. and Robert L. Butchofsky; (44)

10.38*	Change of control letter agreement dated September 26, 2005 for Robert L. Butchofsky; (44)

10.39*	Employment agreement dated November 8, 2005 between QLT Inc. and Cameron Nelson; (44)

10.40*	Consultancy Agreement, dated December 7, 2005, between QLT Inc. and Dr. Mohammad Azab; (filed herewith)

10.41*	Employment Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan; (filed herewith)

10.42*	Change of Control Letter Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan; (filed herewith)

10.43*	Form of Stock Option Agreement for stock option grants to executive officers; (filed herewith)

11	Statement re: computation of per share earnings; (filed herewith)

21	Subsidiaries of QLT Inc.; (filed herewith)

23	Consent of Deloitte & Touche LLP; (filed herewith)

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer; (filed herewith)

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer; (filed herewith)

Exhibit
Number	Description

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer; (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer; (filed herewith)

Notes:

*	Denotes executive compensation plans or arrangements.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form F-1 (File No. 33-31222 filed on September 25, 1989).

(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 20-F dated July 31, 1989.

(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated March 15, 1993.

(14)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(17)	Filed as an exhibit to the Company’s Annual Report for the period ended December 31, 1995.

(21)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated March 29, 1999.

(22)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated March 22, 2001.

(23)	Filed as an exhibit to the Company’s Form S-8 filed on September 20, 2002.

(25)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated November 13, 2002 for the quarter ended September 30, 2002.

(26)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated March 28, 2003 for the year ended December 31, 2002.

(27)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated May 14, 2003 for the quarter ended March 31, 2003.

(28)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated August 14, 2003 for the quarter ended June 30, 2003.

(29)	Filed as an exhibit to the Annual Report on Form 10-K of Atrix Laboratories, Inc. for the year ended December 31, 1998.

(30)	Filed as an exhibit to the Annual Report on Form 10-K of Atrix Laboratories, Inc. for the year ended December 31, 1999.

(31)	Filed as an exhibit to the Annual Report on Form 10-K of Atrix Laboratories, Inc., for the year ended December 31, 2000.

(32)	Filed as an exhibit to the Joint Proxy Statement/Prospectus on Form S-4 dated October 14, 2004.

(33)	Filed as an exhibit to the Current Report on Form 8-K of Atrix Laboratories, Inc., dated September 7, 2000.

(34)	Filed as an exhibit to the Quarterly Report on Form 10-Q of Atrix Laboratories, Inc., for the quarter ended September 30, 2000.

(35)	Filed as an exhibit to the Current Report on Form 8-K of Atrix Laboratories, Inc., dated February 23, 2001.

(36)	Filed as an exhibit to the Current Report on Form 8-K of Atrix Laboratories, Inc., dated June 20, 2001.

(37)	Filed as an exhibit to the Current Report on Form 8-K of QLT Inc., dated April 13, 2005.

(38)	Filed as an exhibit to the Current Report on Form 8-K of QLT Inc., dated April 21, 2005.

(39)	Filed as an exhibit to the Quarterly Report on Form 10-Q of QLT Inc., for the quarter ended March 31, 2005.

(40)	Filed as an exhibit to the Current Report on Form 8-K of QLT Inc., dated May 16, 2005.

(41)	Filed as an exhibit to the Current Report on Form 8-K of QLT Inc., dated June 1, 2005.

(42)	Filed as an exhibit to the Quarterly Report on Form 10-Q of QLT Inc., for the quarter ended June 30, 2005.

(43)	Filed as an exhibit to the Current Report on Form 8-K of QLT Inc., dated September 26, 2005.

(44)	Filed as an exhibit to the Quarterly Report on Form 10-Q of QLT Inc., for the quarter ended September 30, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: March 15, 2006

QLT INC.
By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cameron R. Nelson
Cameron R. Nelson, Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS:
That the undersigned officers and directors of QLT Inc. do hereby constitute and appoint Robert L. Butchofsky and Cameron R. Nelson, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable QLT Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Annual Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert L. Butchofsky Robert L. Butchofsky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Cameron R. Nelson Cameron R. Nelson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ E. Duff Scott E. Duff Scott	Director	March 15, 2006

/s/ C. Boyd Clarke C. Boyd Clarke	Chairman of the Board of Directors and Director	March 15, 2006

/s/ Peter A. Crossgrove Peter A. Crossgrove	Director	March 15, 2006

/s/ Ronald D. Henriksen Ronald D. Henriksen	Director	March 15, 2006

/s/ Julia G. Levy Julia G. Levy	Director	March 15, 2006

/s/ Alan C. Mendelson Alan C. Mendelson	Director	March 15, 2006

/s/ Richard R. Vietor Richard R. Vietor	Director	March 15, 2006

/s/ Jack L. Wood	Director
Jack L. Wood		March 15, 2006