Form 10-Q
period 2006-03-30
QLT INC/BC
filed 2006-05-09
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2006, the registrant had 89,549,171 outstanding Common Shares and 8,054,820 outstanding Stock Options.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	March 31, 2006	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$261,249	$345,799
Short-term investment securities	173,796	119,816
Accounts receivable	45,947	43,986
Inventories (Note 2)	42,898	46,239
Current portion of deferred income tax assets	1,558	2,480
Other (Note 3)	19,644	20,728

	545,092	579,048

Property, plant and equipment	55,957	57,042
Assets held for sale (Note 9)	25,319	25,381
Deferred income tax assets	10,053	7,593
Goodwill	103,958	103,958
Other	3,794	3,472

	$744,173	$776,494

LIABILITIES
Current liabilities
Accounts payable	$11,399	$14,519
Accrued liabilities (Note 4)	9,188	17,901
Income taxes payable	2,758	17,253
Accrued restructuring charge (Note 6)	2,970	5,205
Current portion of deferred revenue	7,537	9,457

	33,852	64,335

Deferred income tax liabilities	9,222	9,800
Deferred revenue	3,661	3,748
Long-term debt	172,500	172,500

	219,235	250,383

CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	844,081	861,676
March 31, 2006 – 89,489,040 shares
December 31, 2005 – 91,184,681 shares
Additional paid in-capital	61,254	60,396
Accumulated deficit	(478,152)	(495,476)
Accumulated other comprehensive income	97,755	99,515

	524,938	526,111

	$744,173	$776,494

QLT Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars except share and per share information)	2006	2005

Revenues
Net product revenue (Note 8)	$46,805	$55,906
Net royalties	2,962	3,106
Contract research and development	401	2,558
Licensing and milestones	244	125

	50,412	61,695

Costs and expenses
Cost of sales	10,181	13,530
Research and development	14,373	13,991
Selling, general and administrative	7,818	5,289
Depreciation	1,512	1,415
Amortization of intangibles	—	1,527
Restructuring	52	2,515

	33,936	38,267

Operating income	16,476	23,428

Investment and other income (expense)
Net foreign exchange (losses) gains	(1,362)	584
Interest income	4,617	2,549
Interest expense	(1,594)	(1,598)

	1,661	1,535

Income from continuing operations before income taxes	18,137	24,963

Provision for income taxes	(5,483)	(8,067)

Income from continuing operations	12,654	16,896

Loss from discontinued operations, net of income taxes (Note 9)	(521)	(1,640)

Net income	$12,133	$15,256

Basic net income per common share
Continuing operations	$0.14	$0.18
Discontinued operations	(0.01)	(0.02)

Net income	$0.13	$0.16

Diluted net income per common share
Continuing operations	$0.14	$0.18
Discontinued operations	(0.01)	(0.02)

Net income	$0.13	$0.16

Weighted average number of common shares outstanding (thousands)
Basic	90,620	93,325
Diluted	90,659	94,874

QLT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2006	2005

Cash flows (used in) provided by operating activities
Net income	$12,133	$15,256
Adjustments to reconcile net income to net cash from operating activities
Amortization of intangibles	78	1,871
Depreciation	1,917	1,734
Share based compensation	1,152	—
Amortization of deferred financing expenses	299	281
Unrealized foreign exchange (gain) loss	(4,463)	1,543
Deferred income taxes	(2,170)	5,306
Changes in non-cash operating assets and liabilities
Accounts receivable	(3,667)	(7,191)
Inventories	3,312	4,357
Other current assets	358	(991)
Accounts payable	(1,008)	494
Income taxes payable	(14,566)	—
Accrued restructuring charge	(2,236)	418
Other accrued liabilities	(8,530)	(3,839)
Deferred revenue	(1,976)	6,398

	(19,367)	25,637

Cash used in investing activities
Short-term investment securities	(49,560)	(110,608)
Purchase of property, plant and equipment	(1,556)	(2,075)
Purchase costs related to Atrix Laboratories, Inc.	(2)	(1,210)
Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired	—	—

	(51,118)	(113,893)

Cash (used in) provided by financing activities
Common shares repurchased	(12,963)	—
Long-term debt (net)	—	—
Issuance of common shares	173	7,017

	(12,790)	7,017

Effect of exchange rate changes on cash and cash equivalents	(1,275)	(3,684)

Net decrease in cash and cash equivalents	(84,550)	(84,923)
Cash and cash equivalents, beginning of period	345,799	277,087

Cash and cash equivalents, end of period	$261,249	$192,164

Supplementary cash flow information:
Interest paid	$2,792	$2,744
Income taxes paid	22,154	2,568

QLT Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
	Common Shares		Additional	Other			Total
			Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Income (loss)	Equity

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at December 31, 2004	92,021,572	$848,498	$92,193	$89,882 (1)	$(173,794)	—	$856,779

Exercise of stock options at prices ranging from CAD $12.10 to CAD $13.35 per share and U.S. $2.63 to U.S. $16.22 per share	1,304,509	25,068	(15,593)	—	—	—	9,475

Exercise of warrant at U.S. $3.39 per share	1,000,000	19,594	(16,204)	—	—	—	3,390

Common share repurchase	(3,141,400)	(31,484)	—	—	3,730	—	(27,754)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	9,792	—	$9,792	9,792

Unrealized (loss) on available for sale securities	—	—	—	(159)	—	(159)	(159)

Net income	—	—	—	—	(325,412)	(325,412)	(325,412)

Comprehensive income	—	—	—	—	—	$(315,779)	—

Balance at December 31, 2005	91,184,681	$861,676	$60,396	$99,515 (1)	$(495,476)	—	$526,111

Exercise of stock options at prices ranging from U.S. $4.73 to U.S. $6.54 per share.	30,359	559	(386)	—	—	—	173

Stock based compensation			1,244	—	—	—	1,244

Common share repurchase	(1,726,000)	(18,155)	—	—	5,193	—	(12,962)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(1,785)	—	$(1,785)	(1,785)

Unrealized gain on available for sale securities	—	—	—	25	—	25	25

Net income	—	—	—	—	12,133	12,133	12,133

Comprehensive income	—	—	—	—	—	$10,373	—

Balance at March 31, 2006	89,489,040	$844,081	$61,254	$97,755 (1)	$(478,152)	—	$524,938

(1) At December 31, 2005 and March 31, 2006 our accumulated other comprehensive income is related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized gain (loss) on available for sale securities.

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
Basis of Presentation
These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2005. All amounts are expressed in United States dollars unless otherwise noted.
During the quarter ended March 31, 2006, we initiated an active plan to divest of certain non-core assets, including the generic dermatology business, dental business and the related manufacturing facility owned by our subsidiary, QLT USA, Inc. in Fort Collins, Colorado. As a result, the consolidated financial statements for 2005 have been restated for comparative purposes to present the results of the generic dermatology and dental businesses as discontinued operations, and the assets included as part of this divestiture have been reclassified as held for sale. (See Note 9 - “Discontinued Operations”.)
In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006, and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.
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
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for QLT Inc. and the U.S. dollar is the functional currency for our U.S. subsidiaries. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).

Segmented Information
We operate in one industry segment, which is the business of developing, manufacturing, and commercialization of therapeutics for human health care. Our chief operating decision makers review our operating results on an aggregate basis and manage our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.
Long-lived and Intangible Assets
We incur costs to purchase and occasionally construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives, are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially completed and ready for its intended use. We depreciate plant and equipment using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.
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
As of March 31, 2006, we have $6.8 million of net acquired intangibles, all of which relates to the generic dermatology products acquired as part of the acquisition of Atrix Laboratories, Inc., or Atrix (now QLT USA, Inc.). We previously amortized acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. During the first quarter of 2006, we initiated an active plan to divest certain non-core assets, including the generic dermatology business, and reclassified our acquired intangible assets for current and prior periods as assets held for sale and ceased recording amortization expense.
Goodwill Impairment
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles all of which related to our acquisition of Atrix. Impairment tests may be required in future periods before our next annual test as a result of changes in forecasts and estimates, and may result in impairment charges which could materially impact our future reported results.
Assets Held for Sale and Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. We cease to record depreciation or amortization expense at that time.
The results of operations for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. Additionally, segment information does not include the results of businesses classified as discontinued operations. We do not expect any continuing involvement with these businesses following their sales and they are expected to be sold within one year.

Revenue Recognition
     Net Product Revenue
Our net product revenues are derived from sales of Visudyne® and Eligard®.
With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, we are responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue from the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by us (See Note 8 — “Net Product Revenue”). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs upon “sell through” of Visudyne to the end customers.
With respect to Eligard, under the terms of the collaborative agreements with the marketing partners of QLT USA, Inc., we are responsible for the manufacture of Eligard and receive from our marketing partners an agreed upon sales price upon shipment to them. (We also earn royalties from certain marketing partners based upon their sales of Eligard products to end customers, which royalties are reported as net royalty revenue.) We recognize net sales revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to the marketing partners, collectibility is reasonably assured and the price is fixed or determinable. Our Eligard marketing partners are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to the respective marketing partners.
We do not offer rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we do not provide an allowance for rebates, discounts, and returns.
     Net Royalties
We recognize net royalties when product is shipped by certain marketing partners to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our marketing partners.
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

Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standard or SFAS 123 Revised, Share-Based Payment, or SFAS 123R using the modified prospective method. This statement eliminated the alternative to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS123. As stock-based compensation expense recognized in the statement of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Previously, in the pro forma information required under SFAS 123, we accounted for forfeitures as they occurred. Under the modified prospective application, prior periods are not revised for comparative purposes.
Impact of the Adoption of SFAS 123R
During the three months ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of our stock options.
The weighted average fair value of stock options granted during the three months ended March 31, 2006 was CAD $2.79 and U.S. $2.51 whereas the fair value of stock options granted in the three months ended March 31, 2005 was valued at CAD $4.78 and U.S. $4.00. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted value average assumptions (no dividends are assumed):

	Three months ended
	March 31,	March 31,
	2006	2005

Annualized volatility	45.9%	46.7%
Risk-free interest rate	4.1%	3.4%
Expected life (years)	2.7	2.5

The impact on our results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows:

Three months
(In thousands of U.S. dollars, except share information)	ended March 31,
(Unaudited)	2006

Cost of sales	$75
Research and development	706
Selling, general and administrative	369

Share based compensation expense before income taxes	1,150
Related income tax benefits	—

Share based compensation, net of income taxes	$1,150

Net share based compensation, per common share:
Basic	$0.01

Diluted	$0.01

Pro forma Information for Periods Prior to the Adoption of SFAS 123R
Prior to adopting the provisions of SFAS 123R, we accounted for our stock-based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the pro forma disclosures of net income and net income per share. Previously reported amounts have not been restated.
The following pro forma financial information presents the net income per common share had we recognized stock-based compensation using a fair value based accounting method:

Three months
(In thousands of U.S. dollars except per share information)	ended March 31,
(Unaudited)	2005

Net income
As reported	$15,256
Less: Additional stock-based compensation expense under the fair value method	(2,214)

Pro forma	$13,042

Basic net income per common share
As reported	$0.16
Pro forma	0.14

Diluted net income per share
As reported	$0.16
Pro forma	0.14

In March 2005, our Board of Directors approved a Directors’ Deferred Share Unit Plan (the “DDSU Plan”) for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of their equity-based compensation in the form of deferred share units (“DSU’s”), each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the date of grant. A DSU is convertible into cash only (no shares are issued), and is automatically converted after the non-employee director ceases to be a member of the Board. The DSU’s vest monthly over 36 months from the date of grant. The value of a DSU, when converted to cash, is equivalent to the market value of a QLT common share at the time the conversion takes place. The obligations are accrued using the straight line expense attribution approach and represent the market value of QLT’s common shares. The obligations are revalued each reporting period based on the changes in the graded vested amount of options outstanding and changes in the market value of QLT’s common shares, and recorded as compensation expense.
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
The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except share and
per share information)	Three months ended
(Unaudited)	March 31, 2006	March 31, 2005

Numerator:
Income from continuing operations	$12,654	$16,896
Loss from discontinued operations, net of income taxes	(521)	(1,640)

Net income	$12,133	$15,256

Denominator: (in thousands)
Weighted average common shares outstanding	90,620	93,325
Effect of dilutive securities:
Stock options	39	1,549

Diluted weighted average common shares outstanding	90,659	94,874

Basic net income per common share
Continuing operations	$0.14	$0.18
Discontinued operations	(0.01)	(0.02)

Net income	$0.13	$0.16

Diluted net income per common share
Continuing operations	$0.14	$0.18
Discontinued operations	(0.01)	(0.02)

Net income	$0.13	$0.16

Excluded from the calculation of diluted net income per common share for the three months ended March 31, 2006 were 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes and 9,042,014 shares related to stock options because their effect was anti-dilutive. For the three months ended March 31, 2005, excluded from the calculation of diluted net income per common share were 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes and 6,694,156 shares related to stock options because their effect was anti-dilutive.
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
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion 20 and FASB Statement 3” (“SFAS 154”). This Statement replaces APB Opinion 20, “Accounting Changes” and FASB Statement 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our results of operations.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special purpose entity (SPE) may hold. We believe the adoption of SFAS 155 will not have a material impact on our results of operations.
2. INVENTORIES

(In thousands of U.S. dollars)	March 31, 2006	December 31, 2005
(Unaudited)
Raw materials and supplies	$19,704	$22,046
Work-in-process	25,567	29,083
Finished goods	3,398	390
Provision for obsolete inventory	(1,211)	(1,452)
Provision for non-completion of product inventory	(4,559)	(3,828)

	$42,898	$46,239

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months ended March 31, 2006, we incurred charges to the provision for obsolete inventory of $0.3 million and an inconsequential amount to the provision for non-completion of product inventory.
3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	March 31, 2006	December 31, 2005
(Unaudited)
Visudyne inventory in transit held by Novartis Ophthalmics	$13,708	$10,725
Foreign exchange contracts	—	5,015
Prepaid expenses and other	5,936	4,988

	$19,644	$20,728

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
Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments. At March 31, 2006, there are no unrealized gains on foreign currency derivative financial instruments. Unrealized losses on foreign currency derivative financial instruments are recorded in accrued liabilities (see Note 4 — Accrued Liabilities).

4. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2006	December 31, 2005
(Unaudited)
Royalties	$2,317	$2,654
Compensation	2,348	5,432
Separation costs	2,165	2,540
Foreign exchange contracts	1,514	2,172
Interest	407	1,740
Other	437	3,363

	$9,188	$17,901

5. CREDIT AND FOREIGN EXCHANGE FACILITIES
We previously had credit facilities with two financial institutions for the sole purpose of entering into foreign exchange contracts. During the quarter ended March 31, 2006, we terminated one of these facilities. The remaining credit facility is secured by money market instruments equivalent to our credit limit of CAD $26.0 million that we deposited with the financial institution. We cannot draw on this credit facility as it serves as a pledge against our outstanding derivative contracts. As a result, interest charges are not applicable.
During the quarter ended March 31, 2006, we entered into foreign exchange facilities with two financial institutions for the purpose of initiating foreign exchange contracts. These foreign exchange facilities allow us to enter into a maximum $550 million of forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95 million. These foreign exchange facilities are secured by money market instruments equivalent to our contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At March 31, 2006, money market instruments totalling $28.8 million were pledged as security for these foreign exchange facilities. Interest charges, at the financial institutions’ prime rate plus 2%, are only applicable if we are in default with regards to the foreign exchange contracts.
6. RESTRUCTURING CHARGE
In December 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives. We provided approximately 100 affected employees with severance and support to assist with outplacement. As a result, we recorded $5.0 million of restructuring charges in 2005 and $0.1 million in the first quarter of 2006. We expect to complete final activities associated with this restructuring in early 2007. The details are as follows:

		2006
	Opening accrual	Restructuring		Remaining accrual
(In thousands of U. S. dollars)	December 31, 2005	charge	Cash paid	at March 31, 2006
(Unaudited)
Severance and termination benefits accrued	$4,499	$—	$(1,914)	$2,585
Other related expenses accrued	479	52	(233)	298

	$4,978	$52	$(2,147)	$2,883

During the quarter ended March 31, 2005, we restructured our operations as a result of our acquisition of Atrix. We provided over 50 affected employees with severance and support to assist with outplacement. As a result, we recorded $3.1 million of restructuring charges in 2005 related to severance and termination costs. The details of this restructuring in the first quarter of 2005 are as follows:

		2006
	Opening accrual	Restructuring		Remaining accrual
(In thousands of U. S. dollars)	December 31, 2005	charge	Cash paid	at March 31, 2006
(Unaudited)
Severance and termination benefits accrued	$227	$—	$(140)	$87
Other related expenses accrued	—	—	—	—

	$227	$—	$(140)	$87

Combined Total:

		2006
	Opening accrual	Restructuring		Remaining accrual
(In thousands of U. S. dollars)	December 31, 2005	charge	Cash paid	at March 31, 2006
(Unaudited)
Severance and termination benefits accrued	$4,726	$—	$(2,054)	$2,672
Other related expenses accrued	479	52	(233)	298

	$5,205	$52	$(2,287)	$2,970

7. SHARE CAPITAL
(a) Share Buy-Back Program
On April 28, 2005, we announced a share buy-back program pursuant to which we may purchase up to $50 million of our common shares over a two-year period. In December 2005 we increased the amount that may be purchased to $100 million of our common shares over a two-year period ending May 2007. The share purchases are to be made as a normal course issuer bid. All purchases are to be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, and in accordance with all regulatory requirements.
The Toronto Stock Exchange had previously approved our normal course issuer bid on May 2, 2005 for a one-year period which expired on May 4, 2006. We purchased an aggregate of 4,867,400 common shares at an aggregate purchase price of approximately US$40.5 million during that one-year period. On May 5, 2006, the Toronto Stock Exchange accepted notice of our intention to renew our normal course issuer bid in the open market through the facilities of the Toronto Stock Exchange and/or the NASDAQ Stock Market. This will be the second year of our normal course issuer bid. Under this notice, we may purchase for cancellation during the one-year period commencing May 10, 2006, up to a maximum of 8,896,000 common shares without par value, being approximately 10% of the issued and outstanding common shares of QLT as at April 30, 2006. As we had previously repurchased approximately US$40.5 million of our common shares during the first year of this share repurchase program, the amount of shares that may be repurchased in the second year is subject to a maximum aggregate expenditure by QLT of US$59.5 million. The actual number of common shares which may be purchased and the timing of any such purchases are determined by management.
During the first three months of 2006, we repurchased 1.7 million shares at an average price of $7.47, for a total cost of $12.9 million. Cumulative purchases-to-date were 4.9 million common shares at an average price of $8.33, for a total cost of $40.5 million.

(b) Stock Options
     Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

			Aggregate
		Exercise Price	intrinsic value
(In Canadian dollars)	Number of Options	Per Share Range	(in millions)
(Unaudited)
Outstanding at December 31, 2005	5,469,850	$7.79-108.60
Granted	879,500	8.41
Exercised	—	n/a
Cancelled	975,157	7.79 - 39.23

Outstanding at March 31, 2006	5,374,193	$7.79-108.60	$1.1

Exerciseable at March 31, 2006			$0.1

     Stock option activity with respect to all our other option plans is presented below:

			Aggregate
		Exercise Price	intrinsic value
(In Canadian dollars)	Number of Options	Per Share Range	(in millions)
(Unaudited)
Outstanding at December 31, 2005	4,184,499	$2.89-17.82
Granted	78,875	7.27
Exercised	30,359	4.73- 6.54
Cancelled	369,132	6.54-16.29

Outstanding at March 31, 2006	3,836,883	$2.89-17.82	$0.6

Exercisable at March 31, 2006			$0.4

Additional information relating to stock options outstanding under the 1998 Plan and the 2000 Plan as of March 31, 2006, is presented below:

(In Canadian dollars)
(Unaudited)	Options Outstanding			Options Exercisable
			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number of	Average	Contractual	Number of	Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $12.50	1,600,097	$8.51	4.59	260,203	$9.68
$12.51 - $17.50	1,183,395	14.35	3.04	827,546	14.07
$17.51 - $30.00	733,816	22.57	1.25	710,263	22.63
$30.01 - $37.50	1,324,787	32.36	1.73	1,144,649	32.31
Over $37.50	532,098	38.18	0.83	532,098	38.18

	5,374,193			3,474,759

Additional information relating to stock options outstanding under all other stock option plans as of March 31, 2006, is presented below:

(In U.S. dollars)	Options Outstanding			Options Exercisable
(Unaudited)
			Weighted
			Average		Weighted
		Weighted	Remaining		Average
	Number of	Average	Contractual	Number of	Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $7.50	388,519	$6.15	4.48	189,783	$5.45
$7.51 - $10.00	713,367	8.63	5.89	705,305	8.64
$10.01 - $12.50	973,481	11.79	5.85	800,601	11.66
$12.51 - $16.00	518,347	13.81	6.43	518,347	13.81
$16.01 - $17.82	1,243,169	16.33	8.19	1,243,169	16.33

	3,836,883			3,457,205

At March 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $7.4 million, which is expected to be recognized over 36 months with a weighted-average period of 2.4 years. The total share-based compensation cost of stock options capitalized as part of inventory was negligible during the three months ended March 31, 2006. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $0.1 million. We recorded cash received from the exercise of stock options of $0.2 million and related tax benefits of nil during the three months ended March 31, 2006. Upon option exercise, we issue new shares of stock.
(c) Warrant
As part of our acquisition of Atrix, on November 19, 2004 we assumed an outstanding warrant entitling the holder to purchase up to 1,000,000 of our common shares at a net exercise price of $3.39 per share. The warrant was exercised in January 2005.
8. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended
	March 31,
(In thousands of U.S. dollars)	2006	2005
(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$106,782	$123,744
Less: Marketing and distribution costs	(31,447)	(32,583)
Less: Inventory costs	(5,480)	(6,312)
Less: Royalties	(2,330)	(2,754)

	$67,525	$82,095

QLT share of remaining revenue on final sales by Novartis Ophthalmics (50%)	$33,762	$41,048
Add: Inventory costs reimbursed to QLT	4,704	5,072
Add: Royalties reimbursed to QLT	2,346	2,699
Add: Other costs reimbursed to QLT	734	1,132

Revenue from Visudyne® as reported by QLT	$41,546	$49,951

Net product revenue from Eligard®	5,259	5,955

	$46,805	$55,906

For the three months ended March 31, 2006, approximately 29% of total Visudyne sales were in the United States, with Europe and other markets responsible for the remaining 71%. For the same period in 2005, approximately 41% of total

Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 59%.
9. DISCONTINUED OPERATIONS
To focus our business on the research and development of proprietary products in our core therapeutic areas, during the first quarter of 2006, we initiated an active plan for the sale of certain non-core assets, including the generic dermatology business, dental business and related manufacturing facility of QLT USA, Inc. in Fort Collins, Colorado. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the generic dermatology and dental businesses were accounted for as discontinued operations. Accordingly, the results of operations of these businesses have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the assets included as part of this divestiture have been reclassified as held for sale in the Consolidated Balance Sheet.
The carrying values of these assets are summarized as follows:

(In thousands of U.S. dollars)	March 31, 2006	December 31, 2005
(Unaudited)
Property, plant and equipment	$18,471	$18,455
Intangible assets	6,848	6,926

	$25,319	$25,381

Operating results of our generic dermatology and dental businesses included in discontinued operations are summarized as follows:

(In thousands of U.S. dollars)	March 31, 2006	March 31, 2005
(Unaudited)
Net revenue	$3,533	$2,321

Pretax losses	(585)	(1,847)
Income taxes	64	208

Net loss from discontinued operations	$(521)	$(1,640)

10. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
As at March 31, 2006 and December 31, 2005, the carrying amounts for our cash and cash equivalents, short-term investment securities, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. Our investment in common shares of Diomed Holdings Inc. and Welichem Biotech Inc. are carried at fair value based on quoted market prices. Our long-term debt comprises $172.5 million aggregate principal amount of convertible senior notes which had a fair value of $157.8 million as of March 31, 2006 as published by an independent investment bank. These notes are not listed on any securities exchange or included in any automated quotation system. The published value may not be reliable as the amounts cannot be independently verified and not all trades are reflected.
With respect to the concentration of credit risk, our accounts receivable, as at March 31, 2006 and December 31, 2005, comprised primarily amounts owing from Novartis Pharma AG.
We purchase goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earn most of our revenues in U.S. dollars and Euros (“EUR”). We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net income (primarily in U.S. dollars and Euros) and cash flows (in U.S. dollars and Swiss francs (“CHF”)). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized loss in respect of such foreign currency contracts, as at March 31, 2006, was approximately $1.4 million, which was included in our results of operations. At March 31, 2006, we have outstanding forward foreign currency contracts as noted below.

(Unaudited)	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts	2006 — 2007	USD 32.5	1.14835 per USD
Swiss franc / Canadian dollar option-dated forward contracts	2006 — 2007	CHF 127.3	0.89768 per CHF
Canadian dollar / Swiss franc average rate forward contracts	2006	CAD 11.3	0.89967 per CHF
Canadian / U.S. dollar average rate forward contracts	2006	CAD 74.1	1.14933 per USD
Australian dollar (AUD) / Swiss franc average rate forward contracts	2006	AUD 6.2	0.94140 per AUD
Euro / Swiss franc average rate forward contracts	2006	EUR 36.2	1.54190 per EUR
U.S. dollar / Swiss franc average rate forward contracts	2006	USD 1.2	1.28030 per USD
Great Britain pound (GBP) / Swiss franc average rate forward contracts	2006	GBP 3.3	2.23953 per GBP
Japanese yen (JPY) / Swiss franc
average rate forward contracts	2006	JPY 556.7	0.01108 per JPY

11. SEGMENTED INFORMATION
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing therapeutics for human health care. Our chief operating decision makers review our operating results on an aggregate basis and manage our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.
Details of our revenues by product category are as follows:

	For the three months ended
	March 31,
(In thousands of U.S. dollars)	2006	2005
(Unaudited)
Net product revenue and royalties
Visudyne®	$41,546	$49,951
Eligard®	7,902	8,957
Other	319	103
Contract research and development	401	2,558
Licensing and milestones	244	125

	$50,412	$61,695

Details of our revenues and property, plant and equipment by geographic segments are as follows:

	For the three months ended
Revenues	March 31,
(In thousands of U.S. dollars)	2006	2005
(Unaudited)
United States	$15,730	$31,966
Europe	22,385	20,547
Canada	5,543	3,673
Other	6,754	5,510

	$50,412	$61,695

Property, plant and equipment	March 31,	December 31,
(In thousands of U.S. dollars)	2006	2005
(Unaudited)
Canada	$47,789	$48,379
United States	8,168	8,663

	$55,957	$57,042

Revenues are attributable to a geographic segment based on the location of: (a) the customer, for net product revenue and royalties; and (b) the head office of the collaborative partner, in the case of revenues from contract research and development and collaborative arrangements.
12. CONTINGENCIES
(a) TAP Litigation
United States
In 2003, plaintiffs TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against our subsidiary, QLT USA, Inc. (formerly Atrix Laboratories, Inc.) and co-defendant Sanofi-Synthelabo, Inc. in the U.S. federal court in the Northern District of Illinois Eastern Division (Case No. 1:03-CV-7822). TAP and its co-plaintiffs allege that QLT USA and Sanofi-Synthelabo willfully infringe U.S. Patent No. 4,728,721 (the “‘721 patent”) by the manufacture and sale in the United States of the Eligard® product line and seek injunctive relief, damages, and an award of attorneys’ fees and costs against QLT USA and Sanofi-Synthelabo.
In its amended answer to the claim, QLT USA and Sanofi-Synthelabo denied the material allegations of the complaint and asserted that the ‘721 patent is invalid, unenforceable, and not infringed. QLT USA and Sanofi-Synthelabo also asserted a counterclaim for declaratory judgments of invalidity, unenforceability, and non-infringement. In December 2005, the case went to trial on liability issues. In the trial, QLT USA and Sanofi-Synthelabo did not contest infringement of the asserted claims of the patent-in-suit as they were construed by the district judge. A jury rendered verdicts that QLT USA and Sanofi-Synthelabo had not proved, by clear and convincing evidence, that the asserted claims were invalid. Thereafter, the judge issued findings of fact rejecting the defendants’ unenforceability defense. On January 24, 2006, the district court entered judgment for TAP and its co-plaintiffs on the invalidity and unenforceability defenses.
In February 2006, plaintiffs filed a motion with the district court seeking an injunction. On February 27, the district court granted an injunction, subject to a seven day stay, enjoining us, sanofi-aventis and subsidiaries from promoting, manufacturing, selling and offering for sale Eligard products in the United States until May 1, 2006, the expiration date of the ‘721 patent. The Court further ordered QLT and sanofi-aventis to recall any Eligard products that they still own and provide a voluntary recall program to allow physicians, wholesalers and distributors, who wish to do so, to return Eligard products for a full refund.
On February 28, 2006, QLT USA and Sanofi-Synthelabo filed notices of appeal, as well as emergency motions in the Court of Appeals for the Federal Circuit seeking a stay of the injunction pending the outcome of the appeal. The Court of Appeals issued an order staying the injunction on a temporary basis and then on March 30, 2006, the Court of Appeals granted a permanent stay of the injunction, subject to an escrow of QLT USA and Sanofi-Synthelabo’s net revenues from Eligard sales during the period from February 27 to May 1, 2006. Sanofi-Synthelabo had previously announced that it was discontinuing sales of Eligard in the U.S. until the expiry of the patent. However, as a result of the Court of Appeals’ decision and its reasoning in granting a permanent stay of the injunction, in early April 2006 Sanofi-Synthelabo re-launched Eligard in a limited manner in order to serve the interests of public heath.
Earlier in the case, the trial on damages and willfulness was separated from the trial on liability. Following the trial decision on liability, the district court issued a scheduling order for the damages and willfulness phase of the case. The court indicated that a trial date will be set following a status conference to be held in June, 2006.
Under the marketing agreement entered into between QLT USA and Sanofi-Synthelabo, QLT USA has provided certain indemnities to Sanofi-Synthelabo and its affiliates, including indemnities covering certain losses relating to product liability and infringement of a third party’s proprietary rights.
The final outcome of the TAP litigation is not presently determinable or estimable and there can be no assurance that the matters will be finally resolved in our favor. If the appeal in this litigation is not resolved favorably, QLT USA and Sanofi-Synthelabo could be found liable for damages. While we cannot estimate the potential damages in the TAP litigation, or what level of indemnification, if any, will be required under the marketing agreement with Sanofi-Synthelabo, the amount could be substantial, which could have a material adverse impact on the financial condition of QLT USA and consequently, on QLT Inc.
Germany
On June 1, 2004, our Eligard marketing collaborator, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of the European equivalent to the ‘721 patent, European Patent 0 202 065 (the “’065 patent”).
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH sought a provisional injunction in the Regional Court Hamburg, Germany, alleging that the marketing of Eligard by MediGene and its licensee Yamanouchi (now Astellas) in Germany violated the ‘065 patent. The Court denied that request.
On June 28, 2004, the Takeda companies and Wako filed a complaint in the Regional Court Düsseldorf, Germany, against MediGene and Yamanouchi, alleging infringement of the ‘065 patent.
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit are null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako have appealed that decision. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision.
Under agreements QLT USA entered into with MediGene and Yamanouchi, QLT USA has provided certain indemnities to MediGene and Yamanouchi including indemnities covering certain losses relating to infringement of a third party’s proprietary rights
The final outcomes of these disputes in Germany are not presently determinable or estimable and there can be no assurance that the matters will be finally resolved favorably. If the appeal is not resolved in favor of MediGene and Astellas, and they are found liable for damages in further proceedings, QLT USA may be obliged to indemnify those companies for all, or a portion of, the damages, which could be substantial and could have a material adverse impact on the financial condition of QLT USA and consequently, on QLT Inc.
(b) Patent Litigation with MEEI
The First MEEI Lawsuit
In April 2000, Massachusetts Eye and Ear Infirmary (“MEEI”) filed a civil suit against QLT Inc. in the United States District Court (the “Court”) for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin (the active pharmaceutical ingredient in Visudyne®) as the photoactive agent in the treatment of certain eye diseases including AMD.

In 2002, we moved for summary judgment against MEEI on all eight counts of MEEI’s complaint in Civil Action No. 00-10783-JLT. The Court granted our motion, dismissing all of MEEI’s claims. With respect to our counterclaim requesting correction of inventorship of the ‘349 patent to add an additional MGH inventor, the Court stayed the claim pending the outcome of the lawsuit described below.
MEEI appealed the decision of the Court to the U.S. District Court of Appeals. In a decision dated June 15, 2005, the Court of Appeals upheld the dismissal of five of MEEI’s eight claims and remanded to the district court for further proceedings concerning three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets). In February, 2006 we filed a Petition for Writ of Certiorari in the United States Supreme Court asserting that MEEI’s claim for unjust enrichment is preempted by federal patent law. The Court of Appeals stayed its remand to the district court pending the resolution of our Petition by the Supreme Court.
The Second MEEI Lawsuit
In May 2001 the United States Patent Office issued United States Patent No. 6,225,303 (the “’303 Patent”) to MEEI. The ‘303 Patent is derived from the same patent family as the Patent in issue in the first suit, the ‘349 patent, and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin (the active pharmaceutical ingredient in Visudyne®). The patent application which led to the issuance of the ‘303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the ’349 patent, named only MEEI researchers as inventors.
The same day the ‘303 patent was issued, MEEI commenced a second civil suit against us and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the ‘303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement. We have answered the complaint, denying its material allegations and raising a number of affirmative defenses, and have asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the ‘303 patent.
In January 2005, the Court granted summary judgment correcting the inventorship of the ‘303 patent to add a QLT scientist as a joint inventor. Because that ruling makes QLT a co-owner of the patent, the Court dismissed MEEI’s complaint for infringement. MEEI has appealed this decision to the Court of Appeals for the Federal Circuit.
     The final outcomes of both of the above MEEI lawsuits are not presently determinable or estimable and there can be no assurance that the matters will be finally resolved in our favor. If the lawsuits are not resolved in our favor, we might be obliged to pay damages, or an additional royalty or damages for access to the inventions covered by claims in issued U.S. patents, and might be subject to such equitable relief as a court may determine (which could include an injunction or a remedy combining some or all of those remedies foregoing).

13. RECONCILIATION FROM U.S. GAAP TO CANADIAN GAAP
Canadian securities regulations allow issuers that are required to file reports with the United States Securities & Exchange Commission, or SEC, upon meeting certain conditions, to satisfy their Canadian continuous disclosure obligations by using financial statements prepared in accordance with U.S. GAAP. Accordingly, for interim periods in fiscal 2006, we will include in the notes to our consolidated financial statements a reconciliation highlighting the material differences between our financial statements prepared in accordance with U.S. GAAP as compared to financial statements prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). Subsequent to 2006, no further interim reconciliation will be required under current Canadian securities regulations. Prior to 2005, we prepared interim financial statements (with accompanying notes) and Management’s Discussion and Analysis — Canadian Supplement in accordance with Canadian GAAP, all of which were presented as a separate report and filed with the relevant Canadian securities regulators in compliance with our Canadian continuous disclosure obligations.
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of our net income as reported in U.S. GAAP and our net income computed in accordance with Canadian GAAP for the three months ended March 31, 2006 and 2005.

	For the three months ended
	March 31,
(In thousands of U.S. dollars, except per share amounts)	2006	2005
(Unaudited)
Net income, U.S. GAAP	$12,133	$15,256
Stock based compensation charge (a)	—	(2,214)
Amortization of in-process research and development (b)	(1,320)	(3,471)
FIT recovery on amortization of in-process research and development (b)	502	1,319
Imputed interest on convertible debt (c)	(1,969)	(1,782)
Unrealized foreign exchange gain (loss) on convertible debt (c)	413	331
Provision for income taxes on above items (b), (e)	(70)	(59)

Net income, Canadian GAAP	$9,689	$9,380

Basic net (loss) income per common share, Canadian GAAP	$0.11	$0.10

Diluted net income per common share	$0.11	$0.10

Weighted average number of common shares outstanding (in thousands)
Basic	90,620	93,325
Diluted	90,683	94,788
The following is a reconciliation of our balance sheet information as reported in U.S. GAAP and our balance sheet information computed in accordance with Canadian GAAP as of March 31, 2006 and December 31, 2005.

(In thousands of United States dollars)	March 31, 2006	December 31, 2005
(Unaudited)
Total assets under U.S. GAAP	$744,173	$776,494
Short-term investments (f)	—	137
Intangibles, net (b) (d)	82,561	83,880
Goodwill (b), (d)	41,923	41,923
Other long-term assets (f)	287	313

Total assets under Canadian GAAP	$868,944	$902,747

Total liabilities under U.S. GAAP	$219,235	$250,383
Future income tax liabilities (b), (e)	30,861	31,289
Long-term debt (c)	(16,201)	(17,848)

Total liabilities under Canadian GAAP	$233,895	$263,824

Total shareholders’ equity under U.S. GAAP	$524,938	$526,111
Common shares (a), (g), (h)	(2,434)	(2,434)
Contributed surplus (a)	59,000	59,000
Equity component of convertible debt (c)	33,500	33,500
(Deficit) Retained earnings (i)	14,318	16,758
Cumulative translation adjustment(j)	5,727	5,988

Total shareholder’s equity under Canadian GAAP	$635,049	$638,923

(a)	Effective January 1, 2004, we adopted the fair value method of accounting for all employee and non-employee stock-based compensation for Canadian GAAP purposes on a retroactive basis, without restatement of prior periods. Compensation expense is recorded for stock options issued to employees using the fair value method. Under U.S. GAAP, we adopted SFAS 123R for stock options granted to employees and directors on January 1, 2006, using the modified prospective method, resulting in no difference in net income between U.S. GAAP and Canadian GAAP for the three months ended March 31, 2006.
(b)	Under Canadian GAAP, acquired in-process research and development (“IPR&D”) projects are recorded as an intangible asset and amortized over their useful life. On November 19, 2004, we acquired IPR&D of $236.0 million through the acquisition of Atrix Laboratories, Inc. Accordingly, this amount was capitalized for Canadian GAAP purposes and is being amortized using the straight-line method over its useful life of seventeen years. As a result of book-tax basis differences attributable to IPR&D, an additional deferred tax liability of $89.7 million was recorded. During the quarter ended March 31, 2006, the future income tax liability was adjusted by $0.5 million for Canadian GAAP purposes to reflect the reduction in the temporary difference due to the amortization of the IPR&D. Under U.S. GAAP, IPR&D is expensed at time of acquisition. As a result of the impairment charge to intangibles, the future income tax liability was adjusted by $91.8 million under Canadian GAAP ($39.9 million under U.S. GAAP). See note (d) for further discussion on the impairment charge.
(c)	In 2003, we completed a private placement of $172.5 million aggregate principal amount of convertible senior notes. Under Canadian GAAP, an amount of $33.5 million, representing the estimated value of the right of conversion, was allocated to the shareholders’ equity as the equity component of the convertible debt. Furthermore, with bifurcation, accretion expense is recorded as interest expense under Canadian GAAP. Under U.S. GAAP, bifurcation of debt is not required. In addition, foreign exchange gains/losses are calculated for the full face value of the debt under U.S. GAAP, and calculated only on the liability component under Canadian GAAP.
(d)	During 2005, we performed impairment tests for goodwill and other intangibles and recorded, under U.S. and Canadian GAAP, non-cash impairment charges of $410.5 million and $594.9 million, respectively. The charge reduced the Canadian GAAP carrying amount of goodwill to $145.9 million. Under U.S. GAAP, as explained in (b) above, we expensed IPR&D at the time of acquisition which had the effect of lowering the carrying value of the assets we acquired from Atrix as compared to Canadian GAAP. With this lower carrying value, impairment of goodwill and other intangibles was reduced under U.S. GAAP, in comparison to Canadian GAAP.
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
(i) Comprehensive Income
Commencing with our 2007 fiscal year, the new recommendations of the Canadian Institute of Chartered Accountants (“CICA”) for accounting for comprehensive income (CICA Handbook Section 1530), for the recognition and measurement of financial instruments (CICA Handbook Section 3855) and for hedges (CICA Handbook Section 3865) will apply. The transitional rules for these sections require implementation at the beginning of a fiscal year; and we have not implemented these sections in the three months ended March 31, 2006. The concept of comprehensive income for purposes of Canadian GAAP will be to include changes in shareholders’ equity arising from unrealized changes in the values of financial instruments.
(ii) Non-Monetary Transactions
The new recommendation of CICA Handbook Section 3831 is applicable commencing in fiscal 2006. The amended recommendations will result in non-monetary transactions normally being measured at fair values, and at carrying values when certain criteria are met. The adoption of CICA Handbook Section 3831 did not have a material impact on our results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our 2005 Annual Report on Form 10-K. All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate”, “project”, “expect”, “forecast”, “outlook”, “plan”, “intend”, “estimate”, “should”, “may”, “assume”, “continue”, and variations of such words or similar expressions are intended to identify our forward-looking statements. Forward looking statements include, but are not limited to, those in which we state:
•	anticipated levels of future sales of our products;

•	anticipated future operating results;

•	our expectations as to the outcome of the patent litigation commenced against QLT USA, Inc., a subsidiary of QLT Inc., and Sanofi-Synthelabo, Inc. by TAP Pharmaceuticals, Inc. and its co-plaintiffs;

•	our expectations regarding the other pending intellectual property litigation against us;

•	our plans to divest our non-core generic dermatology and dental business and related manufacturing facilities;

•	the anticipated timing and progress of clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for, receipt of and our ability to maintain regulatory approvals for our products; and

•	the anticipated timing for, receipt of and our ability to maintain reimbursement approvals for our products in development;

•	our expectation as to our eligibility for certain tax benefits resulting from new tax legislations in effect in the Province of British Columbia.
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
Our company was formed in 1981 under the laws of the Province of British Columbia, Canada. In November 2004, we acquired Atrix Laboratories, Inc., a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. With our acquisition of Atrix (now our wholly owned subsidiary, QLT USA, Inc.) we have expanded and diversified our portfolio of approved products, products in development or under regulatory review, and proprietary technologies. (For product revenues, see our Consolidated Financial Statements — Note 8).
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
In addition to our lead commercial product Visudyne, we now market (through commercial partners) the Eligard® line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including most European countries, Canada, Australia, New Zealand and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) and Eligard 45.0-mg (six-month) are also approved in Canada, Australia and New Zealand. However, in connection with the ongoing patent litigation commenced by TAP Pharmaceuticals, Inc. and its co-plaintiffs in the United States and Canada, the marketing partner for Eligard in the United States, Sanofi-Synthelabo, Inc. or Sanofi-Synthelabo, had previously suspended the sales of Eligard in the United States in early March 2006. On March 30, 2006, the U.S. Court of Appeals for the Federal Circuit issued an order granting a permanent stay of the injunction against the manufacture and sale of QLT USA Inc.’s Eligard® products that was entered on February 27, 2006, by the U.S. District Court for the Northern District of Illinois Eastern Division. As a result of that decision, Sanofi-Synthelabo has re-launched Eligard in a limited manner in order to serve the public interest of patient safety (see our Consolidated Financial Statements — Note 12 — Contingencies).
Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005. Although Aczone is approved in the U.S, it is not yet marketed. A decision with respect to the commercialization of Aczone is pending the outcome of an additional Phase IV clinical study and submission to the FDA to remove a restriction currently on the approved label for the product.
Our efforts to increase our portfolio of products are ongoing. We have a number of product candidates that utilize the Atrigel drug delivery system in our pipeline. We carry out research and pre-clinical projects in our core therapeutic area of ophthalmology, and other areas such as dermatology. We also conduct contract research and development work on product candidates of third parties using the Atrigel drug delivery system in a number of therapeutic areas from which we can potentially derive royalty revenue upon commercialization.
To focus our business on the research and development of proprietary products in our core therapeutic areas, during the first quarter of 2006, we initiated an active plan for the sale of certain non-core assets, including the generic dermatology business, dental business and the manufacturing facility of our subsidiary, QLT USA, Inc. in Fort Collins, Colorado. Its generic dermatology business, which is part of a development and commercialization arrangement with Sandoz, Inc., currently comprises seven approved products.
RECENT DEVELOPMENTS
On February 27, 2006, our Board of Directors announced that it appointed Robert Butchofsky as President and Chief Executive Officer and as a Director of the Board. The Board also named C. Boyd Clarke as the new Chairman of the Board. Both of these appointments were effective immediately. Past Chairman E. Duff Scott will remain as a Director of the Board. The Boards of QLT USA, Inc. and QLT also approved the plan to divest of certain non-core assets, particularly the generic dermatology business, dental business and related manufacturing facility of QLT USA, Inc. located in Fort Collins, Colorado, in order to focus our business on the research and development of proprietary products in our core therapeutic areas.
On February 14, 2006, we announced that the Phase II clinical trial of lemuteporfin-injectable in patients with benign prostatic hyperplasia (BPH) did not meet the study’s primary efficacy objective at three months. We intend to complete the analysis of the data, including the six-month measurements, in order to determine the best path forward.

For litigation updates, see our Consolidated Financial Statements — Note 12 — Contingencies.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, stock-based compensation, provisions for non-completion of inventory, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in the purchase business combinations, determination of fair value of assets held for sale, and provisions for taxes and contingencies. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiaries. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss). As of March 31, 2006, our accumulated other comprehensive income totalled $97.8 million.
Revenue Recognition
Net Product Revenue
Our net product revenues are derived from sales of Visudyne® and Eligard®.
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

Net Royalties
We recognize net royalties when product is shipped by certain of our marketing partners to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our marketing partners.
Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under collaborative agreements with our various strategic partners. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of the collaborative agreements. For fixed price contracts we recognize contract research and development revenue over the term of the agreement consistent with the pattern of work performed. Amounts received under the collaborative agreements for work actually performed are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Management judgement and estimates are used in the determination of revenue in relation to the contract research and development agreements. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue.
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
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to end customers. Cost of sales related to the production of various Eligard, generic dermatology, and dental products are charged against earnings in the period of the related product sale to our marketing partners. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and dental products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our marketing partners or in the case of Visudyne, by Novartis Ophthalmics to third parties. While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. We record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs up to $1.3 million, depending on the product and the stage of production. We provide a reserve for obsolescence of our Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory and our history of inventory obsolescence.
Stock-Based Compensation
In the past, we accounted for our stock-based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the pro forma disclosures of net income and net income per share.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123 Revised, Share-Based Payment, or SFAS 123R. The statement eliminates the alternative to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. We have adopted this statement effective January 1, 2006 using a modified prospective application as defined in SFAS 123R. As such, the compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining vesting period. Estimates of fair value are determined using the Black-Scholes option pricing model. The use of this model requires certain assumptions regarding the volatility, term, risk free interest rate and forfeiture experienced by the holder. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. We are unable to utilize the tax benefits until we establish a history of profitability at QLT USA.
In the first quarter of 2006, stock based compensation of $1.2 million was expensed as follows: $0.7 million to R&D, $0.4 million to SG&A, and $0.1 million to COGS. The assumptions used for options granted during the first quarter of 2006 included a volatility factor of 45.9%, a 2.7 year term until exercise, and a 4.1% risk free interest rate expected to be experienced by the holder.
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
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits are included as part of the provision for income taxes. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, results of tax audits by tax authorities, future levels of research and development spending, and changes in overall levels of pre-tax earnings. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized.
Legal Proceedings
We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our potentially material legal proceedings are discussed in Note 12 to the consolidated financial statements. As of March 31, 2006, no reserve has been established related to these proceedings.
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
As of March 31, 2006, we have $6.8 million of net acquired intangibles, all of which relates to the generic dermatology products acquired as part of the acquisition of Atrix. We previously amortized acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. During the first quarter of 2006, we initiated an active plan to divest of our non-core assets, including the generic dermatology business, and reclassified our acquired intangible assets for current and prior periods as assets held for sale and ceased recording amortization expense. Assets held for sale are recorded at the lower of their carrying value or their estimated fair value less costs to sell. The determination of the fair value of assets held for sale requires significant judgements and estimates.
Impairment of Goodwill
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix. Our estimates of fair value are based upon factors such as projected future revenue, probability of success of our products in development, and other uncertain elements requiring significant judgments. While we use available information to prepare our estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests in future periods may result in impairment charges which could materially impact our future reported results.
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
RESULTS OF OPERATIONS
For the three months ended March 31, 2006, we recorded net income of $12.1 million, or $0.13 diluted net income per common share. These results are down from net income of $15.3 million, or $0.16 diluted net income per common share, for the three months ended March 31, 2005. Revenue from Visudyne was lower due to a decrease in end user sales, primarily in the U.S. Contract R&D revenue was lower primarily due to the termination in mid-2005 of our agreement with Astellas US LLC in relation to Aczone development. SG&A costs were higher due to higher legal fees related to ongoing patent litigations. These results were partially offset by higher interest income due to higher interest rates, lower amortization of intangibles due to the significant write-down of our intangible assets in the fourth quarter of 2005, and lower restructuring costs compared to the prior year. Details of our revenues and expenses are described below.
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the three months
	ended March 31,
(In thousands of U.S. dollars)	2006	2005
(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$106,782	$123,744
Less: Marketing and distribution costs	(31,447)	(32,583)
Less: Inventory costs	(5,480)	(6,312)
Less: Royalties	(2,330)	(2,754)

	$67,525	$82,095

QLT share of remaining revenue on final sales by Novartis Ophthalmics (50%)	$33,762	$41,048
Add: Inventory costs reimbursed to QLT	4,704	5,072
Add: Royalties reimbursed to QLT	2,346	2,699
Add: Other costs reimbursed to QLT	734	1,132

Revenue from Visudyne® sales	$41,546	$49,951

Net product revenue from Eligard® and other products	5,259	5,955

	$46,805	$55,906

For the three months ended March 31, 2006, revenue from Visudyne of $41.5 million decreased by $8.4 million (or 17%) over the prior year period. The decrease was primarily due to a 14% decline in Visudyne sales year over year. In the first quarter of 2006, approximately 29% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 41% in the three months ended March 31, 2005. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 31.6% in the three months ended March 31, 2006, down from 33.2% in the prior year period. Marketing and distribution costs decreased slightly to $31.4 million for the three months ended March 31, 2006, compared to $32.6 million in the prior year.

Net Royalties
For the three months ended March 31, 2006, royalty revenue of $3.0 million was $0.1 million (or 5%) lower compared to the same period in 2005. The decrease was due to the temporary suspension of Eligard sales in the U.S. by our marketing partner, sanofi-aventis, as a result of the injunction issued by a U.S. federal court in relation to the TAP litigation (see our Consolidated Financial Statements — Note 12 — Contingencies). Offsetting this decrease was higher royalty revenue from Europe and Canada.
Contract Research and Development Revenue
We received non-refundable research and development funding from our strategic partners, which was recorded as contract research and development revenue. For the three months ended March 31, 2006, contract research and development revenue totalled $0.4 million, down 84% compared to the same period in 2005. The decrease was primarily due to the termination in mid-2005 of the Collaboration, Licensing and Supply agreement previously entered into with Astellas US LLC, to develop Aczone.
Costs and Expenses
Cost of Sales
For the three months ended March 31, 2006, cost of sales decreased 25% to $10.2 million compared to $13.5 million for the same period in 2005 due to lower sales of Visudyne and Eligard. Cost of sales related to revenue from Visudyne decreased from $8.6 million to $6.5 million in the three months ended March 30, 2006 when compared to the same period in 2005, and cost of sales related to revenue from Eligard decreased from $4.9 million to $3.7 million in the three months ended March 30, 2006 when compared to the same period in 2005.
Research and Development
Research and development, or R&D, expenditures increased 3% to $14.4 million for the three months ended March 31, 2006. The increase was primarily due to $0.7 million in stock compensation expense being captured in R&D this year. Otherwise, R&D costs were actually down due to lower costs for Visudyne and Lemuteporfin projects. These decreases were partially offset by increases in costs for Atrigel and Aczone projects.
Selling, General and Administrative Expenses
For the three months ended March 31, 2006, selling, general and administrative, or SG&A, expenses increased 48% to $7.8 million compared to $5.3 million for the three months ended March 31, 2005. The increases were related to higher legal fees related to ongoing litigations in the quarter, and the new charges associated with stock compensation expense ($0.4 million).
Restructuring
During the quarter ended March 31, 2005, we restructured our operations as a result of our acquisition of Atrix and recorded $2.5 million of restructuring charges related to severance and termination costs. Restructuring costs were lower in the first three months of 2006 compared to the same period in 2005 as the current period expenses represent only the remaining costs of the restructuring we did in the fourth quarter of 2005.
Investment and Other Income
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the three months ended March 31, 2006, we recorded net foreign exchange losses of $1.4 million versus net foreign exchange gains of $0.6 million in the same period in 2005. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates”.)

Details of our net foreign exchange gains (losses) were as follows:

	For the three months ended
	March 31,
	2006	2005

(In thousands of U.S. dollars)
Cash and cash equivalents and short-term investments	$870	$1,253
U.S. dollar long-term debt	(1,076)	(1,239)
Foreign exchange contracts	(1,248)	1,207
Foreign currency receivables and payables	92	(637)

Net foreign exchange (losses) gains	$(1,362)	$584

Interest Income
For the three months ended March 31, 2006, interest income increased by $2.1 million, to $4.6 million from $2.5 million for the same period in 2005. The increase was due to higher interest rates year-over-year, and higher average cash balances.
Interest Expense
Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to the placement of these notes. For the three months ended March 31, 2006, interest expense of $1.6 million is essentially equal to the same period in 2005.
Discontinued Operations
During the quarter ended March 31, 2006, we initiated an active plan to divest of certain non-core assets, particularly the generic dermatology business, dental business and related manufacturing facility of our subsidiary, QLT USA, Inc in Fort Collins, Colorado. The divestiture of these assets is consistent with our strategy of concentrating our resources on the research and development of proprietary products in our core therapeutic areas. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the results of operations of the generic dermatology and dental businesses have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the assets included as part of this divestiture have been reclassified as held for sale in the Consolidated Balance Sheet. During the quarter ended March 31, 2006, we recorded a loss from discontinued operations, net of income taxes, of $0.5 million compared to a loss of $1.6 million for the same period in 2005. We do not expect any continuing involvement with these businesses following disposition and we expect to sell these assets within one year.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.
The primary drivers of our cash flows used in operating activities during the three months ended March 31, 2006 were cash payments related to the following: income tax payment, the share buyback program, R&D activities, SG&A expenses, severances and related expenses associated with restructuring activities, legal expenses related to various legal proceedings, raw materials purchases, contract manufacturing fees for the manufacture of Visudyne, manufacturing costs related to the production of Eligard, and interest expense related to our convertible notes offset by cash receipts from product revenues, and royalties.
For the three months ended March 31, 2006, we consumed $19.4 million of cash for operations as opposed to generating $25.6 million for the same period in 2005. Lower cash receipts from Visudyne sales and contract research and development ($37.1 million as opposed to $45.5 million in the same period in 2005), QLT USA product sales, royalties, contract research and development and licensing and milestone payments ($7.7 million as opposed to $17.1 in the same period in 2005), higher income tax instalments ($22.2 million as opposed to $2.6 million), higher operating and inventory related expenditures of $12.1 million, were offset by a foreign exchange contract gain of $2.8 million versus a loss of $0.8 million in the same period in 2005, and higher interest income of $2.1 million.

During the three months ended March 31, 2006, capital expenditures and an increase in short term investments accounted for the most significant cash flows used in investing activities. We used $1.6 million for the purchase of property, plant and equipment.
For the three ended March 31, 2006 our cash flows used in financing activities consisted primarily of shares repurchased for $13.0 million offset by cash receipts of $0.2 million from stock option exercises.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2006, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 28 days. If market interest rates were to increase immediately and uniformly by 10% of levels at March 31, 2006, the fair value of the portfolio would decline by an immaterial amount.
At March 31, 2006, we had $435.0 million in cash, cash equivalents and short-term investments and $172.5 million of U.S. dollar-denominated debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt, we held at least the equivalent amount of U.S. dollar denominated cash, cash equivalents and short-term investments such that if the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash, cash equivalents and short-term investments would be mostly offset by the decline in the fair value of our $ 172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries are the U.S. dollar, the U.S. dollar-denominated cash, cash equivalents and short-term investments holdings of our U.S. subsidiaries do not result in foreign currency gains and losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future net income and cash flows. The net unrealized loss in respect of such foreign currency contracts as at March 31, 2006, was approximately $1.4 million, and was included as part of the net foreign exchange losses in our results of operations.
We purchase goods and services primarily in Canadian and U.S. dollars and earn a significant portion of our revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.
Contractual Obligations
Our material contractual obligations as of March 31, 2006 comprised our long term debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ending December 31, 2005.
Off-Balance Sheet Arrangements
In the course of our business, we regularly provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. In addition, under the agreement entered into between QLT USA, Inc. and Sanofi-Synthelabo, Inc. with respect to the marketing and sale of Eligard in the U.S. and Canada, QLT USA, Inc. has provided to Sanofi-Synthelabo and its affiliates certain indemnities with respect to certain defined matters including intellectual property infringement claims that may arise in connection with the litigation commenced by TAP Pharmaceuticals, Inc. and its co-plaintiffs against QLT USA, Inc. and Sanofi-Synthelabo, Inc. (see our Consolidated Financial Statements — Note 12 - Contingencies).
Except as described above and the contractual arrangements described in the Contractual Obligations section, we do not have any other off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.
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
Our working capital and capital requirements will depend upon numerous factors, including: the status of competitors; the outcome of legal proceedings (see our Consolidated Financial Statements - Note 12 — Contingencies); the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and R&D programs; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, marketing and support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.
We may require additional capital in the future to fund any damage awards resulting from legal proceedings, clinical and product development costs for certain product applications or other technology opportunities, and strategic acquisitions of products, product candidates, technologies or other businesses. Accordingly, we may seek funding from a combination of sources, including product licensing, joint development and new collaborative arrangements, additional equity or debt financing or from other sources. No assurance can be given that additional funding will be available or, if available, on terms acceptable to us. If adequate capital is not available, our business could be materially and adversely affected.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 10 to the unaudited consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
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
Information pertaining to legal proceedings can be found in “Part I, Item 1 Financial Statements — Notes to the Consolidated Financial Statements — Note 12 Contingencies”, and is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of common shares on a monthly basis during the first quarter of 2006:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

January 1, 2006 through January 31, 2006	—	—	—	6,158,600

February 1, 2006 through February 28, 2006	—	—	—	6,158,600

March 1, 2006 through March 31, 2006	1,726,000	$7.47	1,726,000	4,432,600

Total	1,726,000	$7.47	1,726,000	4,432,600

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer;

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance and Chief Financial Officer;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer;

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance and Chief Financial Officer;

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: May 9, 2006	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2006	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer;

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance and Chief Financial Officer;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer;

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance and Chief Financial Officer;