Form 10-Q
period 2006-06-30
QLT INC/BC
filed 2006-08-09
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☑
As of August 8, 2006, the registrant had 88,154,003 outstanding Common Shares and 7,960,313 outstanding Stock Options.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	June 30, 2006	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$247,858	$345,799
Short-term investment securities	201,980	119,816
Restricted cash (Note 12)	1,675	—
Accounts receivable	44,891	43,986
Income taxes receivable	527	—
Inventories (Note 2)	39,699	46,239
Current portion of deferred income tax assets	1,822	2,480
Other (Note 3)	18,934	20,728

	557,386	579,048

Property, plant and equipment	57,124	57,042
Assets held for sale (Note 9)	26,736	25,381
Deferred income tax assets	13,448	7,593
Goodwill	103,958	103,958
Other	2,888	3,472

	$761,540	$776,494

LIABILITIES
Current liabilities
Accounts payable	$12,556	$14,519
Accrued liabilities (Note 4)	13,686	17,901
Income taxes payable	—	17,253
Accrued restructuring charge (Note 6)	1,601	5,205
Current portion of deferred revenue	10,620	9,457

	38,463	64,335

Deferred income tax liabilities	10,330	9,800
Deferred revenue	3,417	3,748
Long-term debt	172,500	172,500

	224,710	250,383

CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized
500,000,000 common shares without par value 5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	830,030	861,676
June 30, 2006-88,152,671 shares December 31, 2005-91,184,681 shares
Additional paid in-capital	61,507	60,396
Accumulated deficit	(465,985)	(495,476)
Accumulated other comprehensive income	111,278	99,515

	536,830	526,111

	$761,540	$776,494

QLT Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars except share and per share information)	2006	2005	2006	2005

Revenues
Net product revenue (Note 8)	$41,414	$50,075	$88,219	$105,982
Net royalties	5,868	4,508	8,830	7,614
Contract research and development	270	4,856	671	7,413
Licensing and milestones	244	188	488	313

	47,796	59,627	98,208	121,322

Costs and expenses
Cost of sales	11,551	9,806	21,732	23,337
Research and development	15,767	17,348	30,140	31,339
Selling, general and administrative	9,756	4,135	17,574	9,424
Depreciation	1,593	1,683	3,105	3,098
Amortization of intangibles	—	1,568	—	3,095
Restructuring (recovery) charge	(246)	873	(194)	3,388

	38,421	35,413	72,357	73,681

Operating income	9,375	24,214	25,851	47,641

Investment and other income (expense)
Net foreign exchange (losses) gains	(2,105)	2,603	(3,467)	3,187
Interest income	5,218	2,999	9,835	5,548
Interest expense	(1,624)	(1,562)	(3,218)	(3,160)
Other gains	1,792	—	1,792	—

	3,281	4,040	4,942	5,575

Income from continuing operations before income taxes	12,656	28,254	30,793	53,216

Provision for income taxes	(4,416)	(10,094)	(9,899)	(18,161)

Income from continuing operations	8,240	18,160	20,894	35,055

Loss from discontinued operations, net of income taxes (Note 9)	(756)	(1,334)	(1,278)	(2,973)

Net income	$7,484	$16,826	$19,616	$32,082

Basic net income per common share
Continuing operations	$0.09	$0.20	$0.23	$0.38
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

Net income	$0.08	$0.18	$0.22	$0.34

Diluted net income per common share
Continuing operations	$0.09	$0.19	$0.23	$0.37
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

Net income	$0.08	$0.17	$0.22	$0.34

Weighted average number of common shares outstanding (thousands)
Basic	88,752	92,975	89,686	93,150
Diluted	88,796	103,243	89,726	103,741

QLT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005

Cash flows provided by (used in) operating activities
Net income	$7,484	$16,826	$19,616	$32,082
Adjustments to reconcile net income to net cash
From operating activities
Amortization of intangibles	—	1,911	78	3,782
Depreciation	1,753	1,994	3,670	3,728
Writedown on investments	432	—	432	—
Share based compensation	956	—	2,108	—
Amortization of deferred financing expenses	308	277	607	558
Unrealized foreign exchange (gain) loss	(5,170)	2,095	(9,633)	3,638
Deferred income taxes	(2,243)	(4,807)	(4,413)	499
Loss on disposal of equipment	20	—	20	—
Changes in non-cash operating assets and liabilities
Accounts receivable	7,922	5,159	4,255	(2,032)
Inventories	4,338	(1,909)	7,650	2,448
Other current assets	2,156	(4,679)	2,514	(5,670)
Accounts payable	(4,476)	(3,141)	(5,484)	(2,647)
Income taxes payable	(3,398)	11,771	(17,964)	11,771
Accrued restructuring charge	(1,435)	391	(3,671)	809
Other accrued liabilities	4,081	(4,135)	(4,449)	(7,974)
Deferred revenue	2,521	66	545	6,464

	15,249	21,819	(4,119)	47,456

Cash used in investing activities
Short-term investment securities	(25,954)	(93,166)	(75,514)	(203,774)
Restricted cash	(1,675)	—	(1,675)	—
Purchase of property, plant and equipment	(2,039)	(1,098)	(3,595)	(3,173)
Proceeds on disposal of property and equipment	13	—	13	—
Purchase costs related to Atrix Laboratories, Inc.	(12)	326	(14)	(884)

	(29,667)	(93,938)	(80,785)	(207,831)

Cash provided by (used in) financing activities
Common shares repurchased	(10,597)	(15,537)	(23,559)	(15,537)
Issuance of common shares	424	4,024	597	11,041

	(10,173)	(11,513)	(22,962)	(4,496)

Effect of exchange rate changes on cash and cash equivalents	11,200	(2,169)	9,925	(5,853)

Net decrease in cash and cash equivalents	(13,391)	(85,801)	(97,941)	(170,724)
Cash and cash equivalents, beginning of period	261,249	192,164	345,799	277,087

Cash and cash equivalents, end of period	$247,858	$106,363	$247,858	$106,363

Supplementary cash flow information:
Interest paid	$82	$127	$2,874	$2,871
Income taxes paid	10,057	1,471	32,211	4,038

QLT Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
	Common Shares		Additional	Other				Total
			Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income		Deficit	Income (loss)	Equity

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at December 31, 2004	92,021,572	$848,498	$92,193	$89,882	(1)	$(173,794)	—	$856,779

Exercise of stock options at prices ranging from CAD $12.10 to CAD $13.35 per share and U.S. $2.63 to U.S. $16.22 per share	1,304,509	25,068	(15,593)	—		—	—	9,475

Exercise of warrant at U.S. $3.39 per share	1,000,000	19,594	(16,204)	—		—	—	3,390

Common share repurchase	(3,141,400)	(31,484)	—	—		3,730	—	(27,754)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	9,792		—	$9,792	9,792

Unrealized (loss) on available for sale securities	—	—	—	(159)		—	(159)	(159)

Net income	—	—	—	—		(325,412)	(325,412)	(325,412)

Comprehensive income	—	—	—	—		—	$(315,779)	—

Balance at December 31, 2005	91,184,681	$861,676	$60,396	$99,515	(1)	$(495,476)	—	$526,111

Exercise of stock options at prices ranging from U.S. $4.73 to U.S. $6.54 per share	30,359	559	(386)	—		—	—	173

Stock based compensation			1,244	—		—	—	1,244
Common share repurchase	(1,726,000)	(18,155)	—	—		5,193	—	(12,962)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(1,785)		—	$(1,785)	(1,785)

Unrealized gain on available for sale securities	—	—	—	25		—	25	25

Net income	—	—	—	—		12,133	12,133	12,133

Comprehensive income	—	—	—	—		—	$10,373	—

Balance at March 31, 2006	89,489,040	$844,081	$61,254	$97,755	(1)	$(478,152)	—	$524,938
Exercise of stock options at prices ranging from U.S. $5.22 to U.S. $7.88 per share	60,631	1,229	(805)	—		—	—	424

Stock based compensation			1,058	—		—	—	1,058

Common share repurchase	(1,397,000)	(15,280)	—	—		4,683	—	(10,597)
Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	13,325		—	$13,325	13,325

Unrealized gain on available for sale securities	—	—	—	198		—	198	198

Net income	—	—	—	—		7,484	7,484	7,484

Comprehensive income	—	—	—	—		—	$21,007	—

Balance at June 30, 2006	88,152,671	$830,030	$61,507	$111,278	(1)	$(465,985)	—	$536,830

(1) At December 31, 2005, March 31 and June 30, 2006 our accumulated other comprehensive income is related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized gain (loss) on available for sale securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize our proprietary platform drug delivery system, Atrigel®, to develop new pharmaceutical products. All references to “QLT”, the “Company”, “we” or “us” includes QLT Inc., QLT USA, Inc. and our other subsidiaries.
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
In February 2006, we initiated an active plan to divest of certain non-core assets, including the generic dermatology business, dental business and the related manufacturing facility owned by our subsidiary, QLT USA, Inc. in Fort Collins, Colorado. As a result, the consolidated financial statements for 2005 have been restated for comparative purposes to present the results of the generic dermatology and dental businesses as discontinued operations, and the assets included as part of this divestiture have been reclassified as held for sale. (See Note 9 — “Discontinued Operations”.)
In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006, and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.
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
Long-lived and Intangible Assets
We incur costs to purchase and occasionally construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives, are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially completed and ready for its intended use. We depreciate plant and equipment using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant and equipment requires us to make significant judgements that can materially impact our operating results.
In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets, including in-process research and development, or IPR&D. We generally estimate the value of acquired tangible and intangible assets and IPR&D using a discounted cash flow model, which requires us to make assumptions and estimates about, among other things: the time and investment that is required to develop products and technologies; our ability to develop and commercialize products before our competitors develop and commercialize products for the same indications; the amount of revenue to be derived from the products; and appropriate discount rates to use in the analysis. Use of different estimates and judgements could yield materially different results in our analysis, and could result in materially different asset values and IPR&D charges.
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
As of June 30, 2006, we have $6.8 million of net acquired intangibles, all of which relates to the generic dermatology products acquired as part of the acquisition of Atrix Laboratories, Inc., or Atrix (now QLT USA, Inc.). We previously amortized acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. During the first quarter of 2006, we initiated an active plan to divest certain non-core assets, including the generic dermatology business, and reclassified our acquired intangible assets for current and prior periods as assets held for sale and ceased recording amortization expense.
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
With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, we are responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue from the sale of Visudyne be comprised of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of the profit (determined according to a contractually agreed definition) that Novartis Ophthalmics derives from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by us (See Note 8 — “Net Product Revenue”). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs upon “sell through” of Visudyne to the end customers.
With respect to Eligard, under the terms of the collaborative agreements with the commercial licensees of QLT USA, Inc., we are responsible for the manufacture of Eligard and receive from the commercial licensees an agreed upon sales price upon shipment to them. We also earn royalties from certain commercial licensees based upon their sales of Eligard products to end customers, which royalties are reported as net royalty revenue. We recognize net sales revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to the commercial licensees, collectibility is reasonably assured and the price is fixed or determinable. QLT USA’s Eligard commercial licensees are responsible for all products after shipment from QLT USA’s facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to the respective commercial licensees.
We do not offer rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we do not provide an allowance for rebates, discounts, and returns.
     Net Royalties
We recognize net royalties when product is shipped by certain commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by the commercial licensees.
     Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under agreements with third parties with whom we have research or development relationships or licenses. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of those agreements. For fixed price contracts, we recognize contract research and development revenue over the term of the agreement consistent with the pattern of work performed. Amounts received under those agreements for work actually performed are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue.

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
Research and Development
Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Research and development costs are expensed as incurred. Patent application, filing and defense costs are expensed as incurred. Research and development costs also include funding provided to third parties for joint research and development programs.
Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standard or SFAS 123 Revised, Share-Based Payment, or SFAS 123R using the modified prospective method. This statement eliminated the alternative to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS123. As stock-based compensation expense recognized in the statement of income for the three and six month periods ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Previously, in the pro forma information required under SFAS 123, we accounted for forfeitures as they occurred. Under the modified prospective application, prior periods are not revised for comparative purposes.
Impact of the Adoption of SFAS 123R
During the three and six month periods ended June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
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
The weighted average fair value of stock options granted during the three months ended June 30, 2006 was CAD $3.17 and U.S. $3.15. There were no stock options granted during the three months ended June 30, 2005. The weighted average fair value of stock options granted in the six months ended June 30, 2006 was CAD $2.93 and U.S. $2.92 whereas the fair value of stock options granted in the six months ended June 30, 2005 was CAD $4.78 and U.S. $4.00. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Annualized volatility	45.2%	n/a	45.6%	46.7%
Risk-free interest rate	4.3%	n/a	4.2%	3.4%
Expected life (years)	3.3	n/a	2.9	2.5

The impact on our results of operations of recording stock-based compensation for the three-month and six-month period ended June 30, 2006 was as follows:

	Three months	Six months
(In thousands of U.S. dollars, except share information)	ended June 30,	ended June 30,
(Unaudited)	2006	2006

Cost of sales	$13	$23
Research and development	562	1,268
Selling, general and administrative	299	668
Discontinued operations	82	148

Share based compensation expense before income taxes	956	2,107
Related income tax benefits	—	—

Share based compensation, net of income taxes	$956	$2,107

Net share based compensation, per common share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

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
The following pro forma financial information presents the net income per common share had we recognized stock-based compensation using a fair value based accounting method:

	Three months	Six months
(In thousands of U.S. dollars except per share information)	ended June 30,	ended June 30,
(Unaudited)	2005	2005

Net income
As reported	$16,826	$32,082
Less: Additional stock-based compensation expense under the fair value method	(1,841)	(4,055)

Pro forma	$14,985	$28,027

Basic net income per common share
As reported	$0.18	$0.34
Pro forma	0.16	0.30

Diluted net income per share
As reported	$0.17	$0.34
Pro forma	0.16	0.29

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
The following table sets out the computation of basic and diluted net income per common share:

	Three months ended		Six months ended
(In thousands of U.S. dollars, except share and per share data)	June 30,	June 30,	June 30,	June 30,
(Unaudited)	2006	2005	2006	2005

Numerator:
Income from continuing operations	$8,240	$18,160	$20,894	$35,055
Loss from discontinued operations, net of income taxes	(756)	(1,334)	(1,278)	(2,973)

Net income	$7,484	$16,826	$19,616	$32,082
Effect of dilutive securities:
Convertible senior notes — interest expense	—	1,141	—	2,980

Adjusted income	$7,484	$17,967	$19,616	$35,062

Denominator: (thousands)
Weighted average common shares outstanding	88,752	92,975	89,686	93,150
Effect of dilutive securities:
Stock options	44	575	40	898
Convertible senior notes	—	9,693	—	9,693

Diluted potential common shares	44	10,268	40	10,591

Diluted weighted average common shares outstanding	88,796	103,243	89,726	103,741

Basic net income per common share
Continuing operations	$0.09	$0.20	$0.23	$0.38
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

Net income	$0.08	$0.18	$0.22	$0.34

Diluted net income per common share
Continuing operations	$0.09	$0.19	$0.23	$0.37
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)

Net income	$0.08	$0.17	$0.22	$0.34

Excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2006 was 8,404,728 and 8,406,868 shares related to stock options because their effect was anti-dilutive. Also excluded were 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes because their effect was anti-dilutive. For the three and six months ended June 30, 2005, excluded from the calculation of diluted net income per common share were 8,744,535 and 7,971,797 shares related to stock options because their effect was anti-dilutive.
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
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special purpose entity (SPE) may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe the adoption of SFAS 155 will not have a material impact on our results of operations.
In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
2. INVENTORIES

(In thousands of U.S. dollars)	June 30, 2006	December 31, 2005

(Unaudited)
Raw materials and supplies	$17,236	$22,046
Work-in-process	26,690	29,083
Finished goods	1,732	390
Provision for obsolete inventory	(457)	(1,452)
Provision for non-completion of product inventory	(5,502)	(3,828)

	$39,699	$46,239

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months ended June 30, 2006, we incurred charges to the provision for obsolete inventory of $0.9 million and an inconsequential amount to the provision for non-completion of product inventory.
3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	June 30, 2006	December 31, 2005

(Unaudited)
Visudyne inventory in transit held by Novartis Ophthalmics	$14,675	$10,725
Foreign exchange contracts	—	5,015
Prepaid expenses and other	4,259	4,988

	$18,934	$20,728

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
Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments. At June 30, 2006, there are no unrealized gains on foreign currency derivative financial instruments. Unrealized losses on foreign currency derivative financial instruments are recorded in accrued liabilities (see Note 4 - Accrued Liabilities).

4. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2006	December 31, 2005

(Unaudited)
Royalties	$2,254	$2,654
Compensation	3,533	5,432
Separation costs	1,867	2,540
Foreign exchange contracts	3,051	2,172
Interest	1,683	1,740
Contract research and development	860	—
Other	438	3,363

	$13,686	$17,901

5. CREDIT AND FOREIGN EXCHANGE FACILITIES
We previously had credit facilities with two financial institutions for the sole purpose of entering into foreign exchange contracts. In February 2006, we terminated one of these facilities. The remaining credit facility is secured by money market instruments equivalent to our credit limit of CAD $26.0 million that we deposited with the financial institution. We cannot draw on this credit facility as it serves as a pledge against our outstanding derivative contracts. As a result, interest charges are not applicable.
During the first quarter of 2006, we entered into foreign exchange facilities with two financial institutions for the purpose of initiating foreign exchange contracts. These foreign exchange facilities allow us to enter into a maximum $550.0 million of forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. These foreign exchange facilities are secured by money market instruments equivalent to our contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At June 30, 2006, money market instruments totalling $18.6 million were pledged as security for these foreign exchange facilities. Interest charges, at the financial institutions’ prime rate plus 2%, are only applicable if we are in default with regards to the foreign exchange contracts.
6. RESTRUCTURING CHARGE
During the quarter ended March 31, 2005, we restructured our operations as a result of our acquisition of Atrix. We provided over 50 affected employees with severance and support to assist with outplacement (“First Restructuring”). As a result, we recorded $3.1 million of restructuring charges in 2005 related to severance and termination costs.
In December 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives (“Second Restructuring”). We provided approximately 100 affected employees with severance and support to assist with outplacement and recorded $5.0 million of restructuring charges. During the second quarter of 2006, we adjusted our restructuring accruals to reflect current estimates related to this restructuring plan and recorded a credit of $0.2 million. We expect to complete final activities associated with this restructuring by early 2007. The details are as follows:
Severance and termination benefits accrued

	First	Second
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

(Unaudited)
Balance at December 31, 2005	$227	$4,499	$4,726
Cash payments	(140)	(1,914)	(2,054)

Balance at March 31, 2006	$87	$2,585	$2,672
Adjustments	(20)	(253)	(273)
Cash payments	(67)	(892)	(959)

Balance at June 30, 2006	$—	$1,440	$1,440

Other related expenses accrued

	First	Second
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

(Unaudited)
Balance at December 31, 2005		$479	$479
Adjustments	$—	52	52
Cash payments	—	(233)	(233)

Balance at March 31, 2006	—	$298	$298
Adjustments	$—	27	27
Cash payments	—	(164)	(164)

Balance at June 30, 2006	—	$161	$161

Combined Total

	First	Second
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

(Unaudited)
Balance at December 31, 2005	$227	$4,978	$5,205
Adjustments	—	52	52
Cash payments	(140)	(2,147)	(2,287)

Balance at March 31, 2006	$87	$2,883	$2,970
Adjustments	(20)	(226)	(246)
Cash payments	(67)	(1,056)	(1,123)

Balance at June 30, 2006	$—	$1,601	$1,601

7. SHARE CAPITAL
(a) Share Buy-Back Program
On April 28, 2005, we announced a share buy-back program pursuant to which we may purchase up to $50.0 million of our common shares over a two-year period. In December 2005 we increased the amount that may be purchased to $100.0 million of our common shares over a two-year period ending May 2007. The share purchases are to be made as a normal course issuer bid. All purchases are to be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, and in accordance with all regulatory requirements.
The Toronto Stock Exchange had previously approved our normal course issuer bid on May 2, 2005 for a one-year period which expired on May 4, 2006. We purchased an aggregate of 4,867,400 common shares at an aggregate purchase price of approximately US$40.7 million during that one-year period. On May 5, 2006, the Toronto Stock Exchange accepted notice of our intention to renew our normal course issuer bid in the open market through the facilities of the Toronto Stock Exchange and/or the NASDAQ Stock Market. Under this notice, we could purchase for cancellation during the one-year period commencing May 10, 2006, up to a maximum of 8,896,000 common shares without par value, being approximately 10% of the issued and outstanding common shares of QLT as at April 30, 2006. On July 27, 2006, we terminated this normal course issuer bid as a result of our decision to proceed with an offer to purchase up to 13 million common shares in a modified “Dutch Auction” tender offer (See Note 14 - Subsequent Event).
During the three month period ended June 30, 2006, we repurchased 1,397,000 shares at an average price of $7.59, for a total cost of $10.6 million. Cumulative purchases from May 2005 to June 30, 2006 were 6,264,400 common shares at an average price of $8.20, for a total cost of $51.3 million.

(b)	Stock Options

Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

			Aggregate
		Exercise Price	intrinsic value
(In Canadian dollars)	Number of Options	Per Share Range	(in millions)

(Unaudited)
Outstanding at December 31, 2005	5,469,850	$7.79 - $108.60
Granted	1,409,876	$8.34 - $9.22
Exercised	—	n/a
Cancelled	1,722,697	$7.79 - $108.60

Outstanding at June 30, 2006	5,157,029	$7.79 - $37.99	$0.0

Exerciseable at June 30, 2006			$0.0

Stock option activity with respect to all our other option plans is presented below:

			Aggregate
		Exercise Price	intrinsic value
(In U.S. dollars)	Number of Options	Per Share Range	(in millions)

(Unaudited)
Outstanding at December 31, 2005	4,184,499	$2.89 - $17.82
Granted	222,625	$7.27 - $8.31
Exercised	90,990	$4.73 - $7.88
Cancelled	922,470	$5.85 - $17.82

Outstanding at June 30, 2006	3,393,664	$2.89 - $17.82	$0.3

Exercisable at June 30, 2006			$0.3

Additional information relating to stock options outstanding under the 1998 Plan and the 2000 Plan as of June 30, 2006, is presented below:

(In Canadian dollars)	Options Outstanding			Options Exercisable
(Unaudited)			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $12.50	2,035,374	$8.55	4.49	370,329	$9.16
$12.51 - $17.50	1,039,586	14.39	2.81	747,156	14.14
$17.51 - $30.00	466,324	23.22	1.03	449,871	23.30
$30.01 - $37.50	1,115,745	32.19	1.49	994,619	32.12
Over $37.50	500,000	37.99	0.63	500,000	37.99

	5,157,029			3,061,975

Additional information relating to stock options outstanding under all other stock option plans as of June 30, 2006, is presented below:

(In U.S. dollars)	Options Outstanding			Options Exercisable
(Unaudited)
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $7.50	355,663	$6.16	4.08	177,634	$5.49
$7.51 - $10.00	715,296	8.60	5.35	570,241	8.68
$10.01 - $12.50	837,130	11.79	5.56	690,100	11.67
$12.51 - $16.00	457,360	13.80	6.22	457,360	13.80
$16.01 - $17.82	1,028,215	16.33	7.95	1,028,215	16.33

	3,393,664			2,923,550

At June 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $8.4 million, which is expected to be recognized over 36 months with a weighted-average period of 2.4 years. The total share-based compensation cost of stock options capitalized as part of inventory was $0.1 million and $0.2 million during the three and six month periods ended June 30, 2006. The total intrinsic value of stock options exercised during the three months and six month periods ended June 30, 2006 was $0.1 million and $0.1 million, respectively. For the three and six month periods ended June 30, 2006, we recorded cash received from the exercise of stock options of $0.4 million and $0.6 million, respectively and there were no related tax benefits recorded during these same periods. Upon option exercise, we issue new shares of stock.
8. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005

(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$95,341	$129,044	$202,123	$252,788
Less: Marketing and distribution costs	(33,060)	(39,573)	(64,507)	(72,156)
Less: Inventory costs	(5,226)	(7,185)	(10,706)	(13,497)
Less: Royalties	(2,031)	(2,860)	(4,361)	(5,614)

	$55,024	$79,426	$122,549	$161,521

QLT share of remaining revenue on final sales by Novartis Ophthalmics (50%)	$27,512	$39,713	$61,274	$80,760
Add: Inventory costs reimbursed to QLT	4,066	5,070	8,770	10,142
Add: Royalties reimbursed to QLT	2,046	2,748	4,392	5,447
Add: Other costs reimbursed to QLT	1,252	1,222	1,986	2,354

Revenue from Visudyne® as reported by QLT	$34,876	$48,752	$76,422	$98,703

Net product revenue from Eligard® (see Note 12)	6,538	1,323	11,797	7,279

	$41,414	$50,075	$88,219	$105,982

For the three months ended June 30, 2006, approximately 20% of total Visudyne sales were in the United States, with Europe and other markets responsible for the remaining 80%. For the same period in 2005, approximately 39% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 61%.
For the six months ended June 30, 2006, approximately 24% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 76%. For the same period in 2005, approximately 40% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 60%.
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
The carrying values of these assets are summarized as follows:

	June 30,	December 31,
(In thousands of U.S. dollars)	2006	2005

(Unaudited)
Property, plant and equipment	$19,888	$18,455
Intangible assets	6,848	6,926

	$26,736	$25,381

Operating results of our generic dermatology and dental businesses included in discontinued operations are summarized as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005

(Unaudited)
Net revenue	$4,372	$3,771	$7,905	$6,092

Pretax losses	(756)	(1,503)	(1,342)	(3,350)
Income taxes	—	169	64	377

Net loss from discontinued operations	$(756)	$(1,334)	$(1,278)	$(2,973)

10. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
As at June 30, 2006 and December 31, 2005, the carrying amounts for our cash and cash equivalents, short-term investment securities, restricted cash, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. Our investment in common shares of Diomed Holdings Inc. is carried at fair value based on quoted market prices. Our long-term debt comprises $172.5 million aggregate principal amount of convertible senior notes which had a fair value of $158.5 million as of June 30, 2006 as published by an independent investment bank. These notes are not listed on any securities exchange or included in any automated quotation system. The published value may not be reliable as the amounts cannot be independently verified and not all trades are reflected.
With respect to the concentration of credit risk, our accounts receivable, as at June 30, 2006 and December 31, 2005, comprised primarily of amounts owing from Novartis Pharma AG.
We purchase goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earn most of our revenues in U.S. dollars and Euros (“EUR”). We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net income (primarily in USD and EUR) and cash flows (in USD and Swiss francs (“CHF”)). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized loss in respect of such foreign currency contracts, as at June 30, 2006, was approximately $1.0 million, which was included in our results of operations. At June 30, 2006, we have outstanding forward foreign currency contracts as noted below.

(Unaudited)	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts	2006 - 2007	USD 24.4	1.14713 per USD

Swiss franc / Canadian dollar option-dated forward contracts	2006 - 2007	CHF 95.5	0.90070 per CHF

Canadian dollar / Swiss franc average rate forward contracts	2006	CAD 7.5	0.90284 per CHF

Canadian / U.S. dollar average rate forward contracts	2006	CAD 49.4	1.14805 per USD

Australian dollar (AUD) / Swiss franc average rate forward contracts	2006	AUD 4.1	0.93645 per AUD

Euro / Swiss franc average rate forward contracts	2006	EUR 24.2	1.53905 per EUR

U.S. dollar / Swiss franc average rate forward contracts	2006	USD 0.8	1.27440 per USD

Great Britain pound (GBP) / Swiss franc average rate forward contracts	2006	GBP 2.2	2.23085 per GBP

Japanese yen (JPY) / Swiss franc average rate forward contracts	2006	JPY 371.1	0.01110 per JPY
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
Details of our revenues by product category are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005

(Unaudited)
Net product revenue and royalties
Visudyne®	$34,875	$48,752	$76,421	$98,703
Eligard®	12,082	5,518	19,984	14,476
Other	325	314	644	417
Contract research and development	270	4,856	671	7,413
Licensing and milestones	244	188	488	313

	$47,796	$59,628	$98,208	$121,322

Details of our revenues and property, plant and equipment by geographic segments are as follows:
Revenues

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005

(Unaudited)
United States	$16,302	$26,935	$32,032	$58,901
Europe	22,277	23,096	44,662	43,643
Canada	4,431	4,110	9,974	7,782
Other	4,786	5,485	11,540	10,995

	$47,796	$59,626	$98,208	$121,321

Property, plant and equipment

(In thousands of U.S. dollars)	June 30, 2006	December 31, 2005

(Unaudited)
Canada	$49,527	$48,379
United States	7,597	8,663

	$57,124	$57,042

Revenues are attributable to a geographic segment based on the location of: (a) the customer, for net product revenue and royalties; and (b) the head office of the collaborative partner, in the case of revenues from contract research and development and collaborative arrangements.
12. CONTINGENCIES
(a) TAP Litigation
United States
In 2003, plaintiffs TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against our subsidiary, QLT USA, Inc. (formerly Atrix Laboratories, Inc.) and co-defendant Sanofi-Synthelabo, Inc. in the U.S. federal court in the Northern District of Illinois Eastern Division (Case No. 1:03-CV-7822). TAP and its co-plaintiffs allege that QLT USA and Sanofi-Synthelabo willfully infringe U.S. Patent No. 4,728,721 (the “‘721 patent”) by the manufacture and sale in the United States of the Eligard® product line and seek injunctive relief, damages, and an award of attorneys’ fees and costs against QLT USA and Sanofi-Synthelabo. The ‘721 patent expired on May 1, 2006.
In its amended answer to the claim, QLT USA and Sanofi-Synthelabo denied the material allegations of the complaint and asserted that the ‘721 patent is invalid, unenforceable, and not infringed. QLT USA and Sanofi-Synthelabo also asserted a counterclaim for declaratory judgements of invalidity, unenforceability, and non-infringement. In December 2005, the case went to trial on liability issues. In the trial, QLT USA and Sanofi-Synthelabo did not contest infringement of the asserted claims of the patent-in-suit as they were construed by the district judge. A jury rendered verdicts that QLT USA and Sanofi-Synthelabo had not proved, by clear and convincing evidence, that the asserted claims were invalid. Thereafter, the judge issued findings of fact rejecting the defendants’ unenforceability defense. On January 24, 2006, the district court entered judgement for TAP and its co-plaintiffs on the invalidity and unenforceability defenses.
In February 2006, plaintiffs filed a motion with the district court seeking an injunction. On February 27, the district court granted an injunction, subject to a seven day stay, enjoining us, sanofi-aventis and subsidiaries from promoting, manufacturing, selling and offering for sale Eligard products in the United States until May 1, 2006, the expiration date of the ‘721 patent. The Court further ordered QLT USA and sanofi-aventis to recall any Eligard products that they still own and provide a voluntary recall program to allow physicians, wholesalers and distributors, who wish to do so, to return Eligard products for a full refund.
On February 28, 2006, QLT USA and Sanofi-Synthelabo filed notices of appeal, as well as emergency motions in the Court of Appeals for the Federal Circuit seeking a stay of the injunction pending the outcome of the appeal. The Court of Appeals issued an order temporarily staying the injunction and then on March 30, 2006, the Court of Appeals granted a permanent stay of the injunction, subject to an escrow of QLT USA and Sanofi-Synthelabo’s net revenues from Eligard sales during the period from February 27 to May 1, 2006 which was determined to be $1.7 million and is recorded as restricted cash on our consolidated balance sheet. Sanofi-Synthelabo had previously announced that it was discontinuing sales of Eligard in the U.S. until the expiry of the patent. However, as a result of the Court of Appeals’ decision and its reasoning in granting a permanent stay of the injunction, in early April 2006 Sanofi-Synthelabo re-launched Eligard in a limited manner in order to serve the interests of public health.
Earlier in the case, the issues of damages and willful infringement were separated from the trial on liability. Following the trial decision on liability, the district court issued a scheduling order for the damages and willfulness phase of the case. Thereafter, the parties submitted a proposed revision to the scheduling order specifying deadlines for completing fact and expert discovery on the remaining issues and suggesting a trial date of November 29, 2006. In the meantime, the parties are proceeding with fact discovery on the damages and willfulness issues.
With regard to the pending appeal from the district court’s judgement of liability, QLT USA and Sanofi-Synthelabo completed their appellate briefing in June and thereafter moved for an expedited hearing of oral argument. The Court of Appeals granted their motion to expedite and scheduled oral argument on the appeal for September 8, 2006.
Under the agreement entered into between QLT USA and Sanofi-Synthelabo, QLT USA has provided certain indemnities to Sanofi-Synthelabo and its affiliates, including indemnities covering certain losses relating to infringement of a third party’s proprietary rights on and subject to the terms of that agreement.
Germany
On June 1, 2004, our Eligard marketing collaborator, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of the European equivalent to the ‘721 patent, European Patent 0 202 065 (the “’065 patent”). The ‘065 patent expired on May 6, 2006.
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
Under agreements QLT USA entered into with MediGene and Yamanouchi, QLT USA has provided certain indemnities to MediGene and Yamanouchi including indemnities covering certain losses relating to infringement of a third party’s proprietary rights on and subject to the terms of that agreement.
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
In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI’s complaint in Civil Action No. 00-10783-JLT. The Court granted our motion, dismissing all of MEEI’s claims. With respect to our counterclaim requesting correction of inventorship of U.S. Patent No. 5,789,349 (the "‘349 patent”) to add an additional MGH inventor, the Court stayed the claim pending the outcome of the appeal described below.

MEEI appealed the decision of the Court to the U.S. Court of Appeals for the First Circuit. In a decision dated June 15, 2005, the Court of Appeals upheld the dismissal of five of MEEI’s eight claims and remanded to the district court for further proceedings concerning three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets). In February, 2006 we filed a Petition for Writ of Certiorari in the United States Supreme Court asserting that MEEI’s claim for unjust enrichment is preempted by federal patent law. The Court of Appeals stayed its remand to the district court pending the resolution of our Petition by the Supreme Court. In May 2006, the Supreme Court denied our Petition, and MEEI’s three remaining claims were then remanded to the district court for further proceedings. The district court recently set the case for trial in October 2006.
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
The same day the ‘303 patent was issued, MEEI commenced a second civil suit against us and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the ‘303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement. We have answered the complaint, denying its material allegations and raising a number of affirmative defenses, including incorrect inventorship, and we have asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the ‘303 patent. In addition, Massachusetts General Hospital (“MGH”) has intervened in the case requesting correction of inventorship on the ‘303 patent to add three MGH scientists and one QLT scientist as joint inventors of the claimed inventions.
In 2004, we and MGH moved to correct inventorship on the ‘303 patent. In January 2005, the Court granted partial summary judgement ordering that the ‘303 patent be corrected to add QLT’s scientist as a joint inventor. Because the Court’s partial ruling makes QLT a co-owner of the patent, the Court dismissed MEEI’s complaint for infringement. MEEI has appealed this decision to the Court of Appeals for the Federal Circuit. The appeal has been fully briefed and argued, but no decision has been issued.
The district court has not yet ruled on whether MGH’s scientists should be added to the patent as joint inventors, nor has it ruled on certain additional grounds we asserted for adding our scientist as an inventor. The Court stayed further proceedings on these issues pending the outcome of MEEI’s appeal. An eventual ruling in our favor on any of these issues would defeat MEEI’s infringement suit, either because the ruling would confirm our status as a co-owner of the patent or because the ruling would make MGH a co-owner of the patent and we would be entitled to assert MGH’s co-ownership rights under a license agreement we have entered into with MGH.
(c) Effect of the TAP Litigation and MEEI Litigation
The final outcome of the TAP and MEEI litigation is not presently determinable or estimable and there can be no assurance that the matters will finally be resolved in our favor. If the TAP litigation is not resolved favorably, QLT USA could be found liable for damages. If the MEEI litigation is not resolved favorably, QLT could be liable for damages or injunctive relief. While we cannot estimate the potential damages in the TAP and MEEI litigation, or what level of indemnification by QLT USA, if any, will be required in connection with the TAP litigation under the agreements with either Sanofi-Synthelabo or MediGene and Yamanouchi (now Astellas), the amount could be substantial, which could have a material adverse impact on our financial condition. Alternatively, the TAP and/or MEEI litigation could be resolved favorably or could be settled. An outcome could materially affect the market price of our shares, either positively or negatively. We will continue to aggressively pursue the TAP and MEEI litigation, and potential settlement discussions.
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
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of our net income as reported in U.S. GAAP and our net income computed in accordance with Canadian GAAP for the three and six months ended June 30, 2006 and 2005.

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars, except per share amounts)	2006	2005	2006	2005

Net income, U.S. GAAP	$7,484	$16,826	$19,616	$32,082
Stock based compensation charge (a)	—	(1,840)	—	(4,054)
Amortization of in-process research and development (b)	(1,320)	(3,471)	(2,640)	(6,942)
FIT recovery on amortization of in-process research and development (b)	502	—	1,005	—
Imputed interest on convertible debt (c)	(2,027)	(1,827)	(3,996)	(3,609)
Unrealized foreign exchange gain (loss) on convertible debt (c)	(369)	476	44	807
License and option fees (d)	1,910	—	1,910	—
Amortization of license and option fees (d)	(22)	—	(22)	—
Provision for (recovery of) income taxes on above items (b), (f)	(218)	1,234	(288)	2,494

Net income, Canadian GAAP	$5,940	$11,398	$15,629	$20,778

Basic net income per common share, Canadian GAAP	$0.07	$0.12	$0.17	$0.22

Diluted net income per common share	$0.07	$0.12	$0.17	$0.22

Weighted average number of common shares outstanding (in thousands)
Basic	88,752	92,975	89,686	93,150
Diluted	88,796	93,537	89,726	93,981
The following is a reconciliation of our balance sheet information as reported in U.S. GAAP and our balance sheet information computed in accordance with Canadian GAAP as of June 30, 2006 and December 31, 2005.

(In thousands of U.S. dollars)	June 30, 2006	December 31, 2005

(Unaudited)
Total assets under U.S. GAAP	$761,540	$776,494
Short-term investments (g)	—	137
Intangibles, net (b), (d), (e)	83,136	83,880
Goodwill (b), (e)	41,923	41,923
Other long-term assets (g)	—	313

Total assets under Canadian GAAP	$886,599	$902,747

Total liabilities under U.S. GAAP	$224,710	$250,383
Future income tax liabilities (b), (f)	30,553	31,289
Long-term debt (c)	(14,553)	(17,848)

Total liabilities under Canadian GAAP	$240,710	$263,824

Total shareholders’ equity under U.S. GAAP	$536,830	$526,111
Common shares (a), (g), (h), (i)	(2,434)	(2,434)
Contributed surplus (a)	59,000	59,000
Equity component of convertible debt (c)	33,500	33,500
(Deficit) Retained earnings (j)	12,770	16,758
Cumulative translation adjustment(k)	6,223	5,988

Total shareholder’s equity under Canadian GAAP	$645,889	$638,923

(a)	Effective January 1, 2004, we adopted the fair value method of accounting for all employee and non-employee stock-based compensation for Canadian GAAP purposes on a retroactive basis, without restatement of prior periods. Compensation expense is recorded for stock options issued to employees using the fair value method. Under U.S. GAAP, we adopted SFAS 123R for stock options granted to employees and directors on January 1, 2006, using the modified prospective method, resulting in no difference in net income between U.S. GAAP and Canadian GAAP for the three and six months ended June 30, 2006.

(b)	Under Canadian GAAP, acquired in-process research and development (“IPR&D”) projects are recorded as an intangible asset and amortized over their useful life. On November 19, 2004, we acquired IPR&D of $236.0 million through the acquisition of Atrix Laboratories, Inc. Accordingly, this amount was capitalized for Canadian GAAP purposes and is being amortized using the straight-line method over its useful life of seventeen years. As a result of book-tax basis differences attributable to IPR&D, an additional deferred tax liability of $89.7 million was recorded. During the quarter ended June 30, 2006, the future income tax liability was adjusted by $0.5 million for Canadian GAAP purposes to reflect the reduction in the temporary difference due to the amortization of the IPR&D. Under U.S. GAAP, IPR&D is expensed at time of acquisition. As a result of the impairment charge during 2005, amortization of IPR&D was lower for the three and six months ended June 30, 2006. In addition, the future income tax liability was adjusted by $91.8 million under Canadian GAAP ($39.9 million under U.S. GAAP). See note (e) for further discussion on the impairment charge.

(c)	In 2003, we completed a private placement of $172.5 million aggregate principal amount of convertible senior notes. Under Canadian GAAP, an amount of $33.5 million, representing the estimated value of the right of conversion, was allocated to the shareholders’ equity as the equity component of the convertible debt. Furthermore, with bifurcation, accretion expense is recorded as interest expense under Canadian GAAP. Under U.S. GAAP, bifurcation of debt is not required. In addition, foreign exchange gains/losses are calculated for the full face value of the debt under U.S. GAAP, and calculated only on the liability component under Canadian GAAP.

(d)	During the three months ended June 30, 2006, we acquired certain license and option rights. Under U.S. GAAP, technology licenses and options may not have alternative future uses and were therefore expensed as research and development costs. Under Canadian GAAP, the license and option rights were capitalized as intangibles and are amortized over their useful lives of 17 — 18 years.

(e)	During 2005, we performed impairment tests for goodwill and other intangibles and recorded, under U.S. and Canadian GAAP, non-cash impairment charges of $410.5 million and $594.9 million, respectively. The charge reduced the Canadian GAAP carrying amount of goodwill to $145.9 million. Under U.S. GAAP, as explained in (b) above, we expensed IPR&D at the time of acquisition which had the effect of lowering the carrying value of the assets we acquired from Atrix as compared to Canadian GAAP. Under Canadian GAAP, as explained in (b)

above, we capitalized IPR&D at the time of acquisition, which increased the carrying value of the assets we acquired from Atrix as compared to US GAAP. With the higher carrying value, impairment of goodwill and other intangibles was higher under Canadian GAAP than under US GAAP.

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

Commencing with our 2007 fiscal year, the new recommendations of the Canadian Institute of Chartered Accountants (“CICA”) for accounting for comprehensive income (CICA Handbook Section 1530), for the recognition and measurement of financial instruments (CICA Handbook Section 3855) and for hedges (CICA Handbook Section 3865) will apply. The transitional rules for these sections require implementation at the beginning of a fiscal year; and we have not implemented these sections in the six months ended June 30, 2006. The concept of comprehensive income for purposes of Canadian GAAP will be to include changes in shareholders’ equity arising from unrealized changes in the values of financial instruments.

(ii)	Non-Monetary Transactions

The new recommendation of CICA Handbook Section 3831 is applicable commencing in fiscal 2006. The amended recommendations will result in non-monetary transactions normally being measured at fair values, and at carrying values when certain criteria are met. The adoption of CICA Handbook Section 3831 did not have a material impact on our results of operations.
14. SUBSEQUENT EVENT
On July 27, 2006, we announced that our Board of Directors authorized an offer to purchase up to 13 million common shares in a modified “Dutch Auction” tender offer. Shareholders will be invited to tender all or a portion of their shares at a price per share that is not less than US$7.00 and not greater than US$8.00. The tender offer commenced on August 3, 2006 and will expire on September 8, 2006, unless extended. Based on the number of shares tendered and the prices specified by the tendering shareholders, we will determine the lowest price per share within the range that will enable us to buy 13 million shares properly tendered. Shareholders whose shares are purchased under the offer will be paid the purchase price in cash, without interest, promptly after the expiration date. Concurrently with the announcement of the tender offer, the existing normal course issuer bid was terminated.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate”, “project”, “expect”, “forecast”, “outlook”, “plan”, “intend”, “estimate”, “should”, “may”, “assume”, “continue”, and variations of such words or similar expressions are intended to identify our forward-looking statements. Forward looking statements include, but are not limited to, those in which we state:
•	anticipated levels of future sales of our products;

•	anticipated future operating results;

•	our expectations as to the outcome of the patent litigation commenced against QLT USA, Inc., a subsidiary of QLT Inc., and Sanofi-Synthelabo, Inc. by TAP Pharmaceuticals, Inc. and its co-plaintiffs;

•	our expectations as to the outcome of the patent related litigation commenced by Massachusetts Eye and Ear Infirmary against QLT;

•	our plans to divest our non-core generic dermatology and dental business and related manufacturing facilities;

•	the anticipated timing and progress of clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for, receipt of and our ability to maintain regulatory approvals for our products;

•	the anticipated timing for, receipt of and our ability to maintain reimbursement approvals for our products in development; and

•	our expectation as to our eligibility for certain tax benefits resulting from new tax legislation in effect in the Province of British Columbia.
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
OVERVIEW
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize the proprietary platform drug delivery system, Atrigel®, to develop new pharmaceutical products.
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
In addition to our lead commercial product Visudyne, we now market (through commercial partners) the Eligard® line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including some European countries, Canada, Australia, New Zealand and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) and Eligard 45.0-mg (six-month) are also approved in Canada, Australia and New Zealand (See our Consolidated Financial Statements - Note 12 - Contingencies).
Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005 and by Health Canada in June 2006. Although Aczone is approved in the U.S. and Canada, it is not yet marketed. A decision with respect to the commercialization of Aczone is pending the outcome of an additional Phase IV clinical study and submission to the FDA to remove a restriction currently on the approved label for the product.
Our efforts to increase our portfolio of products are ongoing. We have a number of product candidates that utilize our Atrigel drug delivery system in our pipeline. We carry out research and pre-clinical projects in our core therapeutic area of ophthalmology, and other areas such as dermatology. We also conduct contract research and development work on product candidates of third parties using the Atrigel drug delivery system in a number of therapeutic areas from which we can potentially derive royalty revenue upon commercialization.
To focus our business on the research and development of proprietary products in our core therapeutic areas, during the first quarter of 2006, we initiated an active plan for the sale of certain non-core assets, including the generic dermatology business, dental business and the manufacturing facility of our subsidiary, QLT USA, Inc. in Fort Collins, Colorado. The generic dermatology business, which is part of a development and commercialization arrangement with Sandoz, Inc., currently comprises eight approved products.
RECENT DEVELOPMENTS
On July 27, 2006, we announced our intention to proceed with an offer to purchase up to 13 million common shares in a modified “Dutch Auction” tender offer. We believe that our shares have been trading in price ranges that do not fully reflect the value of our business and future prospects, and that, accordingly the purchase of our shares under the offer represents an effective use of our financial resources and is in the best interests of our shareholders. Our shareholders will be invited to tender all or a portion of their shares at a price per share that is not less than US$7.00 and not greater than US$8.00. The tender offer will commence on or about August 3, 2006 and will expire on September 8, 2006, unless extended. Based on the number of shares tendered and the prices specified by the tendering shareholders, we will determine the lowest price per share within the range that will enable us to buy 13 million shares properly tendered. Shareholders whose shares are purchased under the offer will be paid the purchase price in cash, without interest, promptly after the expiration date. Concurrently with the announcement of the tender offer, the existing normal course issuer bid was terminated.
In June 2006, we received notice from Raylo Chemicals Inc., or Raylo, of their intention to terminate the BPD-MA Supply Agreement between Raylo and QLT in June 2008. We are currently in discussion with Raylo regarding the actual date of termination, which may be later than June 2008. Raylo currently supplies the active pharmaceutical ingredients, or API, associated with the manufacture of Visudyne. We are currently evaluating alternative source of API. Based on our current inventory levels and with the extended notification period, we do not anticipate any interruption in the supply of Visudyne.

In June 2006, Dr. Ian Massey was appointed to our board of directors. This appointment brings the number of directors on the board to 10.
In May 2006, we delayed the initiation of the Phase IIa Atrigel/octreotide program in acromegaly patients following adverse event findings that occurred in an ongoing primate toxicology study designed to support repeated injections in patients.
In April 2006, we entered into an exclusive worldwide co-development and licensing agreement with Retinagenix, LLC, to develop active retinoid products for the treatment of degenerative retinal diseases. The terms of the agreement calls for an upfront payment of US$1.5 million, and further payments upon achievement of certain development, approval and sales milestones as well as royalty on net sale.
On March 30, 2006, the U.S. Court of Appeals for the Federal Circuit granted a permanent stay of the injunction against the manufacture and sale of QLT USA Inc.’s Eligard products that was entered on February 27, 2006 by the U.S. District Court for the Northern District of Illinois Eastern Division, subject to an escrow of QLT USA and Sanofi-Synthelabo’s net revenues from Eligard sales during the period from February 27 to May 1, 2006. Sanofi-Synthelabo had previously announced that it was discontinuing sales of Eligard in the U.S. until the expiry of the patent. However, as a result of the Court of Appeals’ decision and its reasoning in granting a permanent stay of the injunction, in early April 2006 Sanofi-Synthelabo re-launched Eligard in a limited manner in order to serve the interests of public health. For litigation updates, see our Consolidated Financial Statements - Note 12 - Contingencies.
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
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiaries. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss). As of June 30, 2006, our accumulated other comprehensive income totalled $111.3 million.
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
With respect to Eligard, under the terms of the license agreements with our commercial licensees, we are responsible for the manufacture of Eligard and receive from our commercial licensees an agreed upon sales price upon shipment to them. We also earn royalties from certain commercial licensees based upon their sales of Eligard products to end customers, which royalties are included in net royalty revenue. We recognize net revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our commercial licensees, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our commercial licensees. Our Eligard commercial licensees are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our commercial licensees.
We do not offer rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we do not provide an allowance for rebates, discounts, and returns.
Net Royalties
We recognize net royalties when product is shipped by certain of our commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our commercial licensees.
Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under agreements with third parties with whom we have research, or development relationships or licenses. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of those agreements. For fixed price contracts, we recognize contract research and development revenue over the term of the agreement consistent with the pattern of work performed. Amounts received under those agreements for work actually performed are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue.
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
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to end customers. Cost of sales related to the production of various Eligard, generic dermatology, and dental products are charged against earnings in the period of the related product sale to our commercial licensees. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne, various Eligard, generic dermatology, and dental products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our commercial licensees or in the case of Visudyne, by Novartis Ophthalmics to third parties. While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. We record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs up to $1.3 million, depending on the product and the stage of production. We provide a reserve for obsolescence of Eligard inventory and component materials based on our periodic evaluation of potential obsolete inventory and our history of inventory obsolescence.
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
In the second quarter of 2006, stock based compensation of $1.0 million was expensed as follows: $0.6 million to research and development costs, $0.3 million to selling, general and administrative costs, $0.1 million to discontinued operations and a negligible amount to cost of sales. The assumptions used for options granted during the second quarter of 2006 included a volatility factor of 45.2%, a 3.3 year term until exercise, and a 4.3% risk free interest rate expected to be experienced by the holder.
Research and Development
Research and development costs consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. The allocation of overhead expenses requires us to make estimates as to the type and level of support required by our research and development programs. Changes in the composition of our workforce and the types of support activities are factors that can influence our allocation of overhead expenses. Research and development costs are expensed as incurred. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred. Research and development costs also include funding provided to collaborative partners for joint research and development programs.
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
Legal Proceedings
We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. Our potentially material legal proceedings are discussed in Note 12 to the consolidated financial statements. As of June 30, 2006, no reserve has been established related to these proceedings.
Long-Lived and Intangible assets
We incur costs to purchase and occasionally construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially complete and ready for its intended use. Since 2003, we have been depreciating plant and equipment using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant and equipment requires us to make significant judgements that can materially impact our operating results.
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
In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets, including in-process research and development, or IPR&D. We generally estimate the value of acquired intangible assets and IPR&D using a discounted cash flow model, which requires us to make assumptions and estimates about, among other things: the time and investment that is required to develop products and technologies; our ability to develop and commercialize products before our competitors develop and commercialize products for the same indications; the amount of revenue to be derived from the products; and appropriate discount rates to use in the analysis. Use of different estimates and judgements could yield materially different results in our analysis, and could result in materially different asset values and IPR&D charges.
As of June 30, 2006, we have $6.8 million of net acquired intangibles, all of which relates to the generic dermatology products of QLT USA, acquired as part of the acquisition of Atrix. We previously amortized acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. During the first quarter of 2006, we initiated an active plan to divest of our non-core assets, including the generic dermatology and dental business of QLT USA, and reclassified our acquired intangible assets for current and prior periods as assets held for sale and ceased recording amortization expense. Assets held for sale are recorded at the lower of their carrying value or their estimated fair value less costs to sell. The determination of the fair value of assets held for sale requires significant judgements and estimates.
Impairment of Goodwill
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix (now QLT USA). Our estimates of fair value are based upon factors such as projected future revenue, probability of success of our products in development, and other uncertain elements requiring significant judgements. While we use available information to prepare our estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests in future periods may result in impairment charges which could materially impact our future reported results.

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
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity (SPE) may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe the adoption of SFAS 155 will not have a material impact on our results of operations.
In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

RESULTS OF OPERATIONS
For the three and six months ended June 30, 2006, we recorded net income of $7.5 million and $19.6 million, or $0.08 and $0.22 diluted net income per common share. These results compare with net income of $16.8 million and $32.1 million, or $0.17 and $0.34 diluted net income per common share, for the three and six months ended June 30, 2005. Detail discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005

(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$95,341	$129,044	$202,123	$252,788
Less: Marketing and distribution costs	(33,060)	(39,573)	(64,507)	(72,156)
Less: Inventory costs	(5,226)	(7,185)	(10,706)	(13,497)
Less: Royalties	(2,031)	(2,860)	(4,361)	(5,614)

	$55,024	$79,426	$122,549	$161,521

QLT share of remaining revenue on final sales by Novartis Ophthalmics (50%)	$27,512	$39,713	$61,274	$80,760
Add: Inventory costs reimbursed to QLT	4,066	5,070	8,770	10,142
Add: Royalties reimbursed to QLT	2,046	2,748	4,392	5,447
Add: Other costs reimbursed to QLT	1,252	1,222	1,986	2,354

Revenue from Visudyne® sales	$34,876	$48,752	$76,422	$98,703

Net product revenue from Eligard®	6,538	1,323	11,797	7,279

	$41,414	$50,075	$88,219	$105,982

For the three months ended June 30, 2006, revenue from Visudyne sales of $34.9 million decreased by $13.9 million (or 28%) over the three months ended June 30, 2005. The decrease was primarily due to a 26% decline in Visudyne sales over the prior quarter as a result of decreased end user demand in the United States due to competing therapies. In the second quarter of 2006, approximately 20% of the total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 39% in second quarter of 2005. Overall the ratio of our share of revenue on final sales compared to Visudyne sales was 28.9% in the second quarter of 2006, down from 30.8% in the second quarter of 2005. Marketing and distribution costs decreased to $33.1 million for the three months ended June 30, 2006, compared to $39.6 million in the prior year.
For the six months ended June 30, 2006, revenue from Visudyne of $76.4 million decreased by $22.3 million (or 23%) over the prior year period. The decrease was primarily due to a 20% decline in Visudyne sales year over year as a result of decreased end user demand in the United States due to competing therapies. In the six months ended June 30, 2006, approximately 24% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 40% in the six months ended June 30, 2005. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 30.3% in the six months ended June 30, 2006, down from 31.9% in the prior year period. Marketing and distribution costs decreased to $64.5 million for the six months ended June 30, 2006, compared to $72.2 million in the prior year.
For the three and six months ended June 30, 2006, net product revenue from Eligard of $6.5 million and $11.8 million increased by $5.2 million (or 394%) and $4.5 million (or 62%), respectively, over the same period in the prior year due primarily to launches of Eligard in additional countries in Europe.

Net Royalties
For the three months ended June 30, 2006, royalty revenue of $5.9 million was $1.4 million (or 30%) higher compared to the same period in 2005. For the six months ended June 30, 2006, royalty revenue of $8.8 million was $1.2 million (or 16%) higher compared to the same period in 2005. The increase was due to higher Eligard sales in the U.S. in the second quarter, additional launches in Europe, and growth in Canada, partially offset by the temporary suspension of Eligard sales in the U.S. in the first quarter by QLT USA’s commercial licensee, Sanofi-Synthelabo. (See our Consolidated Financial Statements — Note 12 — Contingencies).
Contract Research and Development Revenue
We received non-refundable research and development funding from our strategic partners, which was recorded as contract research and development revenue. For the three months ended June 30, 2006, contract research and development revenue totalled $0.3 million, down 94% compared to the same period in 2005. For the six months ended June 30, 2006, contract revenue totalled $0.7 million, down 91% compared to the same period in 2005. The decrease was primarily due to (i) the termination in mid-2005 of the Collaboration, Licensing and Supply agreement previously entered into with Astellas US LLC to develop Aczone and (ii) the decline in research and development funding from Novartis as our level of research and development activities for Visudyne programs fell below that of Novartis.
Costs and Expenses
Cost of Sales
For the three months ended June 30, 2006, cost of sales increased 18% to $11.6 million compared to $9.8 million for the same period in 2005. The increase was due to higher shipments of Eligard, partially offset by a decrease in Visudyne cost of sales in comparison to the same period last year. For the six months ended June 30, 2006, cost of sales decreased by 6.9% to $21.7 million compared to $23.3 million for the same period in 2005. The decrease was due to lower sales of Visudyne, partially offset by higher shipments of Eligard to our commercial licensees. Cost of sales related to revenue from Visudyne decreased from $8.5 million to $5.7 million in the three months ended June 30, 2006 when compared to the same period in 2005 and decreased from $17.1 million to $12.2 million in the six months ended June 30, 2006. When compared to the same periods in 2005, cost of sales related to revenue from Eligard increased to $5.8 million from $1.3 million in the three months ended June 30, 2006, and increased from $6.2 million to $9.6 million in the six months ended June 30, 2006.
Research and Development
Research and development, or R&D, expenditures decreased 9% to $15.8 million for the three months ended June 30, 2006 compared to $17.3 million in the same period in 2005. For the six months ended June 30, 2006, expenditures decreased by 4% to $30.1 million compared to $31.3 million in the same period in 2005. The decrease was due to reduced spending on Visudyne, Lemuteporfin and Eligard projects, partly offset by in-licensing fees of $1.9 million in the second quarter of 2006 and stock compensation expense of $0.6 million and $1.3 million for the three and six months ended June 30, 2006.
Selling, General and Administrative Expenses
For the three months ended June 30, 2006, selling, general and administrative, or SG&A, expenses increased 136% to $9.8 million compared to $4.1 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, SG&A expenses increased 86% to $17.6 million compared to $9.4 million for the same period in 2005. The increases were due to higher legal fees related to ongoing litigation of $5.3 million and $8.1 million for the three and six months ended June 30, 2006.
Restructuring (Recovery) Charge
During the first half of 2005, we restructured our operations as a result of our acquisition of Atrix (now QLT USA) and recorded a $0.9 million restructuring charge in the three months ended June 30, 2005 and a $3.4 million restructuring charge in the six months ended June 30, 2005, related to severance and termination costs. For the same periods in 2006, we recorded a restructuring credit of $0.2 million in relation to the restructuring we did in the fourth quarter of 2005 to reflect current estimates of our restructuring plan.

Investment and Other Income
Net Foreign Exchange (Losses) Gains
Net foreign exchange (losses) gains comprise (losses) gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long term debt. For the three months ended June 30, 2006, we recorded net foreign exchange losses of $2.1 million versus net foreign exchange gains of $2.6 million in the same period in 2005. For the six months ended June 30, 2005, we recorded net foreign exchange losses of $3.5 million verses net foreign exchange gains of $3.2 million in the same period in 2005. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates”.)
     Details of our net foreign exchange (losses) gains were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005

Cash and cash equivalents and short-term investments	$(7,909)	$2,395	$(7,039)	$3,652
U.S. dollar long-term debt	8,045	(2,052)	6,969	(3,291)
Foreign exchange contracts	(2,192)	3,061	(3,440)	4,268
Foreign currency receivables and payables	(49)	(801)	43	(1,442)

Net foreign exchange (losses) gains	$(2,105)	$2,603	$(3,467)	$3,187

Interest Income
For the three months ended June 30, 2006, interest income increased by $2.2 million to $5.2 million from $3.0 million for the same period in 2005, and for the six months ended June 30, 2006, interest income increased by $4.3 million to $9.8 million from $5.5 million for the same period in 2005. The increase was due to higher interest rates compared to the same periods in the prior year, and higher average cash balances.
Interest Expense
Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to the placement of these notes. For the three and six months ended June 30, 2006, interest expense of $1.6 million and $3.2 million, respectively, was essentially equal to the same periods in 2005.
Other Gains
In June 2006, we received payment from Axcan Pharma, Inc., or Axcan, of CAD $2.5 million (USD $2.2 million) representing the last milestone payment owed to us from Axcan related to the sale of our Photofrin business to them in 2000.
Discontinued Operations
In February 2006, we initiated an active plan to divest of certain non-core assets, particularly the generic dermatology business, dental business and related manufacturing facility of our subsidiary, QLT USA, Inc in Fort Collins, Colorado. The divestiture of these assets is consistent with our strategy of concentrating our resources on the research and development of proprietary products in our core therapeutic areas. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the results of operations of the generic dermatology and dental businesses have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the assets included as part of this divestiture have been reclassified as held for sale in the Consolidated Balance Sheet. During the three months ended June 30, 2006, we recorded a loss from discontinued operations, net of income taxes, of $0.8 million compared to a loss of $1.3 million for the same period in 2005. For the six months ended June 30, 2006, we recorded a loss from discontinued operations, net of income taxes, of $1.3 million compared to a loss of $3.0 million for the same period in 2005. The decrease in the losses from the discontinued operations is due to increased sales of generic dermatology products and the cessation of depreciation and amortization on assets held for sale. We do not expect any continuing involvement with these businesses following disposition and we expect to sell these assets prior to March 2007.

LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.
The primary drivers of our operating cash flows during the three and six months ended June 30, 2006 were cash payments related to the following: income tax payment, the share buyback program, R&D activities, SG&A expenses, severances and related expenses associated with restructuring activities, legal expenses related to various legal proceedings, raw materials purchases, contract manufacturing fees for the manufacture of Visudyne, manufacturing costs related to the production of Eligard, and interest expense related to our convertible notes offset by cash receipts from product revenues, and royalties.
For the three months ended June 30, 2006, we generated $15.2 million of cash from operations as opposed to $21.8 million for the same period in 2005. Lower cash receipts from Visudyne sales and contract research and development of $9.9 million, higher income tax instalments of $8.6 million, higher foreign exchange contract losses of $0.4 million, were offset by higher cash receipts from Eligard and generic dermatology product sales, royalties, and licensing and milestone payments of $4.4 million, lower operating and inventory related expenditures of $3.0, other gains of $2.2 million representing the last milestone payment owed to us from Axcan Pharma Inc. related to the sale of our Photofin business, and higher interest income of $2.2 million.
During the three months ended June 30, 2006, capital expenditures and an increase in short term investments and restricted cash accounted for the most significant cash flows used in investing activities. We used $2.0 million for the purchase of property, plant and equipment.
For the three months ended June 30, 2006 our cash flows used in financing activities consisted primarily of shares repurchased for $10.6 million offset by cash receipts of $0.4 million from stock option exercises.
For the six months ended June 30, 2006, we consumed $4.1 million of cash for operations as opposed to generating $47.5 million for the same period in 2005. Lower cash receipts from Visudyne sales and contract research and development of $20.5 million, higher income tax instalments of $28.2 million, higher operating and inventory related expenditures of $13.9 million, higher interest expense of $0.3 million, were offset by higher cash receipts from Eligard and generic dermatology product sales, royalties, and licensing and milestone payments of $0.7 million, higher foreign exchange contract gains of $3.3 million, other gains of $2.2 million representing the last milestone payment owed to us from Axcan Pharma Inc. related to the sale of our Photofin business, and higher interest income of $4.3 million.
During the six months ended June 30, 2006, capital expenditures and an increase in short term investments and restricted cash accounted for the most significant cash flows used in investing activities. We used $3.6 million for the purchase of property, plant and equipment.
For the six months ended June 30, 2006, our cash flows used in financing activities consisted primarily of common shares repurchased for $23.6 million offset by cash receipts of $0.6 million from stock option exercises.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2006, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 32 days. If market interest rates were to increase immediately and uniformly by 10% of levels at June 30, 2006, the fair value of the portfolio would decline by an immaterial amount.
At June 30, 2006, we had $451.5 million in cash, cash equivalents short-term investments and restricted cash, and $172.5 million of debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt, we held at least the equivalent amount in U.S. dollar denominated cash, cash equivalents and short-term investments such that if the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash, cash equivalents and short-term investments would be mostly offset by the decline in the fair value of our $ 172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash, cash equivalents and short-term investments holdings of our U.S. subsidiaries do not result in foreign currency gains and losses in operations.

We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future net income and cash flows. The net unrealized loss in respect of such foreign currency contracts as at June 30, 2006, was approximately $1.0 million, and was included as part of the net foreign exchange losses in our results of operations.
We purchase goods and services primarily in Canadian and U.S. dollars and earn a significant portion of our revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.
Contractual Obligations
Our material contractual obligations as of June 30, 2006 comprised our long term debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ending December 31, 2005.
Off-Balance Sheet Arrangements
In the course of our business, we regularly provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. In addition, under the agreement entered into between QLT USA, Inc. and Sanofi-Synthelabo, Inc. with respect to the marketing and sale of Eligard in the U.S. and Canada, QLT USA, Inc. has provided to Sanofi-Synthelabo and its affiliates certain indemnities with respect to certain defined matters including certain intellectual property infringement claims that may arise in connection with the litigation commenced by TAP Pharmaceuticals, Inc. and its co-plaintiffs against QLT USA, Inc. and Sanofi-Synthelabo, Inc. (see our Consolidated Financial Statements - Note 12 - Contingencies).
Except as described above and the contractual arrangements described in the Contractual Obligations section, we do not have any other off-balance sheet arrangements that are currently material or reasonably likely to be material to our financial position or results of operations.
General
We believe that our available cash resources and working capital, and our cash generating capabilities, should be more than sufficient to satisfy the funding of ongoing product development programs and other operating and capital requirements, including our recently announced tender offer to purchase up to 13 million of our common shares, and the in-licensing or acquisition of products and technologies for the reasonably foreseeable future. The nature and form of any future in-licensing or acquisition may have a material impact on our financial position and results of operations. Depending on the overall structure of current and future strategic alliances, we may have additional capital requirements related to the further development, marketing and distribution of existing or future products.
Our working capital and capital requirements will depend upon numerous factors, including: the status of competitors; the outcome of legal proceedings (see our Consolidated Financial Statements - Note 12 - Contingencies); the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and R&D programs; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, marketing and support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified and in accordance with the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company was made known to management, including the Chief Executive Officer and Chief Financial Officer, by others within the Company during the period in which this report was being prepared.
(b) Changes in Internal Controls
In July 2006, our subsidiary, QLT USA, upgraded its enterprise resource planning (or ERP) system. We believe the upgrade of this system, a system designed for mid-size manufacturers, will enhance our operational efficiency and effectiveness and further improve our internal controls that were previously considered effective.
Except for the preceding change, there was no change to our internal controls over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Part I, Item 1 Financial Statements - Notes to the Consolidated Financial Statements - Note 12 Contingencies”, and is incorporated by reference herein.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended June 30, 2006:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

April 1, 2006 through April 30, 2006	—	—	—	4,432,600

May 1, 2006 through May 31, 2006	968,800	$7.89	968,800	7,927,200

June 1, 2006 through June 30, 2006	428,200	$6.91	428,200	7,499,000

Total	1,397,000	$7.59	1,397,000	7,499,000

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
Note that the normal course issuer bid has been terminated concurrently with our announcement on July 27, 2006 of an offer to purchase up to 13 million common shares in a modified “Dutch Auction” tender offer (See Note 14 - Subsequent Event).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of shareholders (the “Meeting”) was held on May 9, 2006. All nominees to the Board of Directors identified and described in our proxy circular and proxy statement dated April 10, 2006 were elected at the Meeting. The resolutions voted on at the Meeting, and the outcome, were as follows:
(i)	to appoint Deloitte & Touche LLP as independent auditors for the Company for the ensuing year and to authorize the Directors to fix the remuneration to be paid to the auditors.

The proxies received by us for the Meeting were voted as follows on the foregoing resolution, and the resolution was declared passed:

Shares For	Shares Withheld	Abstentions and Broker Non-Votes
57,518,645	561,194	0
(ii)	to elect Directors for the ensuing year.

The proxies received by us for the Meeting and votes cast at the Meeting were voted as follows on the resolution to elect ten directors, and each of the directors was declared elected:

Directors	Shares For	Shares Withheld	Abstentions and Broker Non-Votes
Robert L. Butchofsky	56,988,437	1,091,401	0

C. Boyd Clarke	56,677,180	1,402,658	0

Peter A. Crossgrove	56,319,798	1,760,040	0

Ronald D. Henriksen	56,673,836	1,406,002	0

Julia G. Levy	56,496,656	1,583,182	0

Alan C. Mendelson	56,721,230	1,358,608	0

E. Duff Scott	56,190,804	1,889,034	0

Richard R. Vietor	56,672,801	1,407,037	0

L. Jack Wood	56,678,634	1,401,204	0
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.43	Form of stock option agreement for stock option grants to senior employees and executive officers;

10.44	Employment agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan;

10.45	Change of Control Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan;

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer;

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance and Chief Financial Officer;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer; and

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc.
(Registrant)

Date: August 9, 2006	By:	/s/ Robert L. Butchofsky

Robert L. Butchofsky
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ Cameron R. Nelson

Cameron R. Nelson
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.43	Form of stock option agreement for stock option grants to senior employees and executive officers;

10.44	Employment agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan;

10.45	Change of Control Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan;

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer;

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance and Chief Financial Officer;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer; and

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance and Chief Financial Officer