Form 10-Q
period 2006-09-30
QLT INC/BC
filed 2006-11-09
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of November 6, 2006, the registrant had 75,172,770 outstanding Common Shares and 6,916,642 outstanding Stock Options.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	September 30, 2006	December 31, 2005

ASSETS
Current assets
Cash and cash equivalents	$210,275	$345,799
Short-term investment securities	144,752	119,816
Restricted cash (Note 12)	1,695	—
Accounts receivable	35,081	43,986
Income taxes receivable	7,010	—
Inventories (Note 2)	35,452	46,239
Current portion of deferred income tax assets	568	2,480
Other (Note 3)	17,755	20,728

	452,588	579,048

Property, plant and equipment	52,495	52,797
Assets held for sale (Note 9)	21,929	29,626
Deferred income tax assets	14,773	7,593
Goodwill	103,958	103,958
Other	2,573	3,472

	$648,316	$776,494

LIABILITIES
Current liabilities
Accounts payable	$12,962	$14,519
Accrued liabilities (Note 4)	9,983	17,901
Income taxes payable	—	17,253
Accrued restructuring charge (Note 6)	1,255	5,205
Current portion of deferred revenue	11,319	9,457

	35,519	64,335

Deferred income tax liabilities	9,519	9,800
Deferred revenue	3,173	3,748
Long-term debt	172,500	172,500

	220,711	250,383

CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized 500,000,000 common shares without par value 5,000,000 first preference shares without par value, issuable in series
Issued and outstanding Common shares	707,885	861,676
September 30, 2006 –75,170,300 shares
December 31, 2005–91,184,681 shares
Additional paid in-capital	113,686	66,565
Accumulated deficit	(485,774)	(501,645)
Accumulated other comprehensive income	91,808	99,515

	427,605	526,111

	$648,316	$776,494

QLT Inc.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars except share and per share information)	2006	2005	2006	2005

Revenues
Net product revenue (Note 8)	$31,609	$55,892	$119,828	$161,874
Net royalties	6,118	3,879	14,948	11,492
Contract research and development	275	1,170	946	8,583
Licensing and milestones	244	189	732	502

	38,246	61,130	136,454	182,451

Costs and expenses
Cost of sales	10,466	12,894	32,198	36,231
Research and development	13,564	15,701	43,704	47,030
Selling, general and administrative	10,040	8,016	27,614	17,450
Depreciation	1,622	1,804	4,727	4,901
Amortization of intangibles	—	983	—	4,078
Restructuring charge (recovery)	4	(3)	(190)	3,385

	35,696	39,395	108,053	113,075

Operating income	2,550	21,735	28,401	69,376

Investment and other income (expense)
Net foreign exchange gains (losses)	581	506	(2,886)	3,696
Interest income	5,492	3,508	15,327	9,056
Interest expense	(1,636)	(1,603)	(4,854)	(4,763)
Other gains	979	7	2,771	4

	5,416	2,418	10,358	7,993

Income from continuing operations before income taxes	7,966	24,153	38,759	77,369

Provision for income taxes	(1,771)	(9,863)	(11,669)	(28,024)

Income from continuing operations	6,195	14,290	27,090	49,345

Loss from discontinued operations, net of income taxes (Note 9)	(9,941)	(1,391)	(11,219)	(4,364)

Net (loss) income	$(3,746)	$12,899	$15,871	$44,981

Basic net (loss) income per common share
Continuing operations	$0.07	$0.15	$0.31	$0.53
Discontinued operations	(0.12)	(0.02)	(0.13)	(0.05)

Net (loss) income	$(0.04)	$0.14	$0.18	$0.48

Diluted net (loss) income per common share
Continuing operations	$0.07	$0.15	$0.31	$0.52
Discontinued operations	(0.12)	(0.02)	(0.13)	(0.04)

Net (loss) income	$(0.04)	$0.14	$0.18	$0.47

Weighted average number of common shares outstanding (thousands)
Basic	83,831	92,637	87,734	92,979
Diluted	83,831	92,919	87,785	103,293

QLT Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005

Cash flows provided by (used in) operating activities
Net (loss) income	$(3,746)	$12,899	$15,871	$44,981
Adjustments to reconcile net (loss) income to net cash
From operating activities
Amortization of intangibles	—	1,327	78	5,109
Depreciation	1,768	2,139	5,438	5,867
Writedown on investments	—	—	432	—
Writedown of inventory	1,761	—	1,761	—
Share based compensation	1,033	—	3,141	—
Impairment of goodwill and other intangibles (Note 9)	1,928	—	1,928	—
Impairment of fixed assets (Note 9)	6,664	—	6,664	—
Amortization of deferred financing expenses	308	287	915	845
Unrealized foreign exchange (gain) loss	867	(3,718)	(8,767)	(79)
Interest earned on restricted cash	(20)	—	(20)	—
Deferred income taxes	(890)	877	(5,303)	1,375
Loss on disposal of equipment	4	—	23	—
Changes in non-cash operating assets and liabilities
Accounts receivable	8,793	1,829	13,048	(203)
Inventories	2,517	651	10,167	3,099
Other current assets	1,149	(1,472)	3,663	(7,142)
Accounts payable	1,202	(2,298)	(4,282)	(4,945)
Income taxes payable	(6,486)	7,294	(24,450)	19,065
Accrued restructuring charge	(343)	(219)	(4,014)	590
Other accrued liabilities	(5,301)	(596)	(9,750)	(8,570)
Deferred revenue	466	3,886	1,011	10,350

	11,674	22,886	7,554	70,342

Cash provided by (used in) investing activities
Short-term investment securities	56,574	71,471	(18,940)	(132,303)
Restricted cash	—	—	(1,675)	—
Purchase of property, plant and equipment	(1,254)	(1,551)	(4,848)	(4,724)
Proceeds on disposal of property and equipment	—	—	13	—
Purchase costs related to Atrix Laboratories, Inc.	—	(84)	(14)	(968)

	55,320	69,836	(25,464)	(137,995)

Cash (used in) provided by financing activities
Common shares repurchased	(104,250)	—	(127,812)	(15,537)
Issuance of common shares	92	225	691	11,266

	(104,158)	225	(127,121)	(4,271)

Effect of exchange rate changes on cash and cash equivalents	(419)	7,388	9,505	1,535

Net (decrease) increase in cash and cash equivalents	(37,583)	100,335	(135,526)	(70,389)
Cash and cash equivalents, beginning of period	247,858	106,363	345,801	277,087

Cash and cash equivalents, end of period	$210,275	$206,698	$210,275	$206,698

Supplementary cash flow information:
Interest paid	$2,729	$2,742	$5,603	$5,613
Income taxes paid	8,095	1,522	40,306	5,560

QLT Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
	Common Shares		Additional	Other				Total
			Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income		Deficit	Income (loss)	Equity

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at December 31, 2004	92,021,572	$848,498	$92,193	$89,882	(1)	$(173,794)	—	$856,779

Exercise of stock options at prices ranging from CAD $12.10 to CAD $13.35 per share and U.S. $2.63 to U.S. $16.22 per share	1,304,509	25,068	(15,593)	—		—	—	9,475

Exercise of warrant at U.S. $3.39 per share	1,000,000	19,594	(16,204)	—		—	—	3,390

Common share repurchase	(3,141,400)	(31,484)	6,169	—		(2,439)	—	(27,754)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	9,792		—	$ 9,792	9,792

Unrealized (loss) on available for sale securities	—	—	—	(159)		—	(159)	(159)

Net income	—	—	—	—		(325,412)	(325,412)	(325,412)

Comprehensive income	—	—	—	—		—	$(315,779)	—

Balance at December 31, 2005	91,184,681	$861,676	$66,565	$99,515	(1)	$(501,645)	—	$526,111

Exercise of stock options at prices ranging from U.S. $4.73 to U.S. $6.54 per share.	30,359	559	(386)	—		—	—	173

Stock based compensation	—	—	1,244	—		—	—	1,244

Common share repurchase	(1,726,000)	(18,155)	5,193	—		—	—	(12,962)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(1,785)		—	$ (1,785)	(1,785)
Unrealized gain on available for sale securities	—	—	—	25		—	25	25

Net income	—	—	—	—		12,133	12,133	12,133

Comprehensive income	—	—	—	—		—	$ 10,373	—

Balance at March 31, 2006	89,489,040	$844,081	$72,614	$97,755	(1)	$(489,512)	—	$524,938

Exercise of stock options at prices ranging from U.S. $5.22 to U.S. $7.88 per share.	60,631	1,229	(805)	—		—	—	424

Stock based compensation	—	—	1,058	—		—	—	1,058

Common share repurchase	(1,397,000)	(15,280)	4,683	—		—	—	(10,597)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	13,325		—	$ 13,325	13,325

Unrealized gain on available for sale securities	—	—	—	198		—	198	198

Net income	—	—	—	—		7,484	7,484	7,484

Comprehensive income	—	—	—	—		—	$ 21,007	—

Balance at June 30, 2006	88,152,671	$830,030	$77,550	$111,278	(1)	$(482,028)	—	$536,830

				Accumulated
	Common Shares		Additional	Other			Total
			Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Income (loss)	Equity

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Exercise of stock options at prices ranging from U.S. $2.89 to U.S. $7.88 per share.	17,629	279	(187)	—	—	—	92

Stock based compensation	—	—	1,061	—	—	—	1,061

Common share repurchase	(13,000,000)	(122,423)	35,261	—	—	—	(87,162)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(19,468)	—	$(19,468)	(19,468)

Unrealized loss on available for sale securities	—	—	—	(3)	—	(3)	(3)

Net loss	—	—	—	—	(3,746)	(3,746)	(3,746)

Comprehensive loss	—	—	—	—	—	$(23,217)	—

Balance at September 30, 2006	75,170,300	$707,886	$113,686	$91,808 (1)	$(485,774)	—	$427,605

(1)	At December 31, 2005, March 31, June 30, and September 30, 2006 our accumulated other comprehensive income is related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized gain (loss) on available for sale securities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize our two unique technology platforms, photodynamic therapy and atrigel, to create products such as Visudyne and Eligard. All references to “QLT”, the “Company”, “we” or “us” include QLT Inc., QLT USA, Inc. and our other subsidiaries.
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
In the opinion of management, all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006, and for all periods presented, have been made. Interim results are not necessarily indicative of results for a full year.
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
In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets, including in-process research and development, or IPR&D. We generally estimate the value of acquired tangible and intangible assets and IPR&D using a discounted cash flow model, which requires us to make assumptions and estimates about, among other things: the time and investment that is required to develop products and technologies; our ability to develop and commercialize products before our competitors develop and commercialize products for the same indications; the amount of revenue to be derived from the products; the probability of success of products in development and appropriate discount rates to use in the analysis. Use of different estimates and judgements could yield materially different results in our analysis, and could result in materially different asset values and IPR&D charges.
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
As of September 30, 2006, we have $4.9 million of net acquired intangibles, all of which relates to the generic dermatology products acquired as part of the acquisition of Atrix Laboratories, Inc., or Atrix (now QLT USA, Inc.). We previously amortized acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. During the first quarter of 2006, we initiated an active plan to divest certain non-core assets, including the generic dermatology business, and reclassified our acquired intangible assets for current and prior periods as assets held for sale and ceased recording amortization expense.
Goodwill Impairment
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. Assumptions and estimates were made regarding product development, market conditions and cash flows that were used to determine the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix. During the quarter ended September 30, 2006, we performed our annual impairment test, and we did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount. Impairment tests may be required in future periods before our next annual test as a result of changes in forecasts and estimates, and may result in impairment charges which could materially impact our future reported results.
Assets Held for Sale and Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. We cease to record depreciation or amortization expense at that time. During the third quarter of 2006, we recorded an impairment charge of $8.6 million as events and circumstances indicated an impairment to our assets held for sale. Assets held for sale include certain non-core assets, particularly the generic dermatology business, dental business and related manufacturing facility of our subsidiary, QLT USA, Inc. in Fort Collins, Colorado. This amount was included in our loss from discontinued operations.
The results of operations for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. Additionally, segment information does not include the results of businesses classified as discontinued operations. We do not expect any continuing involvement with these businesses following their sales and they are expected to be sold by early 2007.

Revenue Recognition
Net Product Revenue
Our net product revenues are derived from sales of Visudyne® and Eligard®.
With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, we are responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue from the sale of Visudyne be comprised of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of Novartis Ophthalmics’ net proceeds from Visudyne sales (determined according to a contractually agreed definition) derived from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by us (See Note 8 — “Net Product Revenue”). We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs upon when Novartis Ophthalmics has sold Visudyne to its end customers.
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
Research and Development
Research and development costs are expensed as incurred and consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Patent application, filing and defense costs are expensed as incurred. Research and development costs also include funding provided to third parties for joint research and development programs.
Stock-Based Compensation
On January 1, 2006, we adopted Statement of Financial Accounting Standard or SFAS 123 Revised, Share-Based Payment, or SFAS 123R using the modified prospective method. This statement eliminated the alternative to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS123. As stock-based compensation expense recognized in the statement of income for the three and nine month periods ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Previously, in the pro forma information required under SFAS 123, we accounted for forfeitures as they occurred. Under the modified prospective application, prior periods are not revised for comparative purposes.
Impact of the Adoption of SFAS 123R
During the three and nine month periods ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
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
The weighted average fair value of stock options granted during the three months ended September 30, 2006 was CAD $2.76, whereas the fair value of stock options granted in the three months ended September 30, 2005 was CAD $2.72. The weighted average fair value of stock options granted in the nine months ended September 30, 2006 was CAD $2.92 and U.S. $2.92 whereas the fair value of stock options granted in the nine months ended September 30, 2005 was CAD $4.23 and U.S. $4.00. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Annualized volatility	44.1%	47.7%	45.5%	46.9%
Risk-free interest rate	3.8%	3.4	4.2%	3.4%
Expected life (years)	3.3	2.5	3.0	2.5

The impact on our results of operations of recording stock-based compensation for the three-month and nine-month period ended September 30, 2006 was as follows:

(In thousands of U.S. dollars, except share information)	Three months ended	Nine months ended
(Unaudited)	September 30, 2006	September 30, 2006

Cost of sales	$15	$38
Research and development	598	1,866
Selling, general and administrative	335	1,003
Discontinued operations	85	233

Share based compensation expense before income taxes	1,033	3,140
Related income tax benefits	—	—

Share based compensation, net of income taxes	$1,033	$3,140

Net share based compensation, per common share:
Basic	$0.01	$0.04

Diluted	$0.01	$0.04

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
The following pro forma financial information presents the net income per common share had we recognized stock-based compensation using a fair value based accounting method:

(In thousands of U.S. dollars except per share information)	Three months ended	Nine months ended
(Unaudited)	September 30, 2005	September 30, 2005

Net income
As reported
Less: Additional stock-based compensation expense under	$12,899	$44,981
the fair value method	(1,818)	(5,873)

Pro forma	$11,081	$39,108

Basic net income per common share
As reported	$0.14	$0.48
Pro forma	0.12	0.42

Diluted net income per share
As reported	$0.14	$0.47
Pro forma	0.12	0.42

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
The following table sets out the computation of basic and diluted net income per common share:

	Three months ended		Nine months ended
(In thousands of U.S. dollars, except share and per share data)	September	September	September	September
(Unaudited)	30, 2006	30, 2005	30, 2006	30, 2005

Numerator:
Income from continuing operations	$6,195	$14,290	$27,090	$49,345
Loss from discontinued operations, net of income taxes	(9,941)	(1,391)	(11,219)	(4,364)

Net (loss) income	$(3,746)	$12,899	$15,871	$44,981
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—	—	4,020

Adjusted (loss) income	$(3,746)	$12,899	$15,871	$49,001

Denominator:(thousands)
Weighted average common shares outstanding	83,831	92,637	87,734	92,979
Effect of dilutive securities:
Stock options	—	282	51	621
Convertible senior notes	—	—	—	9,693

Diluted potential common shares	—	282	51	10,314

Diluted weighted average common shares outstanding	83,831	92,919	87,785	103,293

Basic net (loss) income per common share
Continuing operations	$0.07	$0.15	$0.31	$0.53
Discontinued operations	(0.12)	(0.02)	(0.13)	(0.05)

Net (loss) income	$(0.04)	$0.14	$0.18	$0.48

Diluted net (loss) income per common share
Continuing operations	$0.07	$0.15	$0.31	$0.52
Discontinued operations	(0.12)	(0.02)	(0.13)	(0.04)

Net (loss) income	$(0.04)	$0.14	$0.18	$0.47

Excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2006 were 6,986,094 and 6,856,071 shares related to stock options because their effect was anti-dilutive. Also excluded were 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes because their effect was anti-dilutive. For the three months ended September 30, 2005, excluded from the calculation of diluted net income per common share were 8,949,135 shares related to stock options and 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes because their effect was anti-dilutive. For the nine months ended September 30, 2005, excluded from the calculation of diluted net income per common share were 7,940,976 shares related to stock options because their effect was anti-dilutive.
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
In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48’). This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements and is effective for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
2. INVENTORIES

(In thousands of U.S. dollars)	September 30, 2006	December 31, 2005
(Unaudited)
Raw materials and supplies	$13,812	$22,046
Work-in-process	26,625	29,083
Finished goods	954	390
Provision for obsolete inventory	(404)	(1,452)
Provision for non-completion of product inventory	(5,535)	(3,828)

	$35,452	$46,239

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months ended September 30, 2006, we incurred charges of $0.1 million and $0.5 million to the provision for obsolete inventory and the provision for non-completion of product inventory respectively.
3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	September 30, 2006	December 31, 2005
(Unaudited)
Visudyne inventory in transit held by Novartis Ophthalmics	$13,813	$10,725
Foreign exchange contracts	—	5,015
Prepaid expenses and other	3,942	4,988

	$17,755	$20,728

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

Foreign exchange contracts consist of unrealized gains on foreign currency derivative financial instruments. At September 30, 2006, there are no unrealized gains on foreign currency derivative financial instruments. Unrealized losses on foreign currency derivative financial instruments are recorded in accrued liabilities (see Note 4 — Accrued Liabilities).
4. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2006	December 31, 2005
(Unaudited)
Royalties	$1,557	$2,654
Compensation	4,492	5,432
Separation costs	1,528	2,540
Foreign exchange contracts	1,284	2,172
Interest	408	1,740
Other	714	3,363

	$9,983	$17,901

5. CREDIT AND FOREIGN EXCHANGE FACILITIES
We have one credit facility and two foreign exchange facilities with three financial institutions for the sole purpose of entering into foreign exchange contracts.
The credit facility is secured by money market instruments equivalent to our credit limit of CAD $26.0 million that we deposited with the financial institution. We cannot draw on this credit facility as it serves as a pledge against our outstanding derivative contracts. As a result, interest charges are not applicable.
The two foreign exchange facilities have similar terms and allow us to enter into a maximum $550.0 million of forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. These foreign exchange facilities are secured by money market instruments equivalent to our contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At September 30, 2006, money market instruments totalling $7.8 million were pledged as security for these foreign exchange facilities. Interest charges, at the financial institutions’ prime rate plus 2%, are only applicable if we are in default with regards to the foreign exchange contracts.
6. RESTRUCTURING CHARGE
During the quarter ended March 31, 2005, we restructured our operations as a result of our acquisition of Atrix. We provided over 50 affected employees with severance and support to assist with outplacement (“First Restructuring”). As a result, we recorded $3.1 million of restructuring charges in 2005 related to severance and termination costs.
In December 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives (“Second Restructuring”). We provided approximately 100 affected employees with severance and support to assist with outplacement and recorded $5.0 million of restructuring charges. During the third quarter of 2006, we adjusted our restructuring accruals by an inconsequential amount to reflect current estimates related to this restructuring plan. We expect to complete final activities associated with this restructuring by early 2007.
On October 26, 2006, as a result of declining Visudyne sales, we announced plans to restructure our operations in order to reduce our overall cost basis going forward. The effect of this restructuring will be recorded in the fourth quarter of 2006. (See Note 14 — “Subsequent Event”)

The details of our First and Second Restructurings are as follows:
Severance and termination benefits accrued

(In thousands of U. S. dollars)	First Restructuring	Second Restructuring	Total
(Unaudited)
Balance at December 31, 2005	$227	$4,499	$4,726
Cash payments	(140)	(1,914)	(2,054)

Balance at March 31, 2006	$87	$2,585	$2,672
Adjustments	(20)	(253)	(273)
Cash payments	(67)	(892)	(959)

Balance at June 30, 2006	$—	$1,440	$1,440
Adjustments	—	24	24
Cash payments	—	(336)	(336)

Balance at September 30, 2006	$—	$1,128	$1,128

Other related expenses accrued

(In thousands of U. S. dollars)	First Restructuring	Second Restructuring	Total
(Unaudited)
Balance at December 31, 2005	$—	$479	$479
Adjustments	—	52	52
Cash payments	—	(233)	(233)

Balance at March 31, 2006	$—	$298	$298
Adjustments	—	27	27
Cash payments	—	(164)	(164)

Balance at June 30, 2006	$—	$161	$161
Adjustments	—	(20)	(20)
Cash payments	—	(14)	(14)

Balance at September 30, 2006	$—	$127	$127

Combined Total

(In thousands of U. S. dollars)	First Restructuring	Second Restructuring	Total
(Unaudited)
Balance at December 31, 2005	$227	$4,978	$5,205
Adjustments	—	52	52
Cash payments	(140)	(2,147)	(2,287)

Balance at March 31, 2006	$87	$2,883	$2,970
Adjustments	(20)	(226)	(246)
Cash payments	(67)	(1,056)	(1,123)

Balance at June 30, 2006	$—	$1,601	$1,601
Adjustments	—	4	4
Cash payments	—	(350)	(350)

Balance at September 30, 2006	$—	$1,255	$1,255

7. SHARE CAPITAL
(a)	Share Repurchase

On April 28, 2005, we announced a share buy-back program pursuant to which we could purchase up to $50.0 million of our common shares over a two-year period. In December 2005 we increased the amount that could be purchased to $100.0 million of our common shares over a two-year period ending May 2007. The share purchases were made as a normal course issuer bid and were effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, and in accordance with all regulatory requirements. Cumulative purchases under this program since May 2005 were 6,264,400 common shares at an average price of $8.20, for a total cost of $51.3 million. On July 27, 2006, we terminated this normal course issuer bid as a result of our decision to proceed with an offer to purchase up to 13 million common shares in a modified “Dutch Auction” tender offer. Under this “Dutch Auction” tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than US$7.00 and not greater than US$8.00. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price per share within the range that allowed us to buy 13 million shares properly tendered. The tender offer commenced on August 3, 2006 and expired on September 8, 2006. As a result of this tender offer, we accepted for purchase and cancellation 13 million common shares at a price of $8.00 per share, totaling $104 million. These shares represented approximately 14.7% of the shares outstanding as of September 8, 2006. Our total outstanding common shares on September 30, 2006 were 75,170,300 shares.

In repurchasing our common shares under the normal course issuer bid described above, the prices we paid for the shares we repurchased were different than our carrying value for these shares. We had previously recorded this difference between purchase price and carrying value in the accumulated deficit section of our shareholders’ equity. We have made adjustments to prior periods to record the amounts representing the excess of carrying value over the purchase price of the shares as additional paid-in capital. As a result, our December 31, 2005 additional paid-in capital increased by $6.2 million and correspondingly, our accumulated deficit increased by $6.2 million. This adjustment had no impact on previously reported results of operations or cashflows and was not material to the balance sheet.

(b)	Stock Options

Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

			Aggregate
		Exercise Price	intrinsic value
(In Canadian dollars)	Number of Options	Per Share Range	(in millions)
(Unaudited)
Outstanding at December 31, 2005	5,469,850	$7.79 - $108.60
Granted	1,479,876	$7.79 - $ 9.22
Exercised	1,778	$ 7.79
Cancelled	3,164,551	$7.79 - $108.60

Outstanding at September 30, 2006	3,783,397	$7.79 - $37.15	$0.4

Exerciseable at September 30, 2006			$0.1

Stock option activity with respect to all our other option plans is presented below:

			Aggregate
		Exercise Price	intrinsic value
(In U.S. dollars)	Number of Options	Per Share Range	(in millions)
(Unaudited)
Outstanding at December 31, 2005	4,184,499	$2.89 - $17.82
Granted	222,625	$7.27 - $ 8.31
Exercised	106,841	$2.89 - $ 7.88
Cancelled	1,097,586	$5.85 - $17.82

Outstanding at September 30, 2006	3,202,697	$2.89 - $17.82	$0.5

Exercisable at September 30, 2006			$0.3

Additional information relating to stock options outstanding under the 1998 Plan and the 2000 Plan as of September 30, 2006, is presented below:

(In Canadian dollars)	Options Outstanding			Options Exercisable
(Unaudited)			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual	Number of	Average Exercise
Price Range	Number of Options	Exercise Price	Life (Years)	Options	Price

Under $12.50	2,080,905	$8.52	4.26	519,860	$8.92
$12.51 - $17.50	866,093	14.45	2.61	620,353	14.22
$17.51 - $30.00	359,757	23.14	0.85	346,759	23.22
$30.01 - $37.15	476,642	32.85	2.43	396,157	32.87

	3,783,397			1,883,129

Additional information relating to stock options outstanding under all other stock option plans as of September 30, 2006, is presented below:

(In U.S. dollars)	Options Outstanding			Options Exercisable
(Unaudited)			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $7.50	337,947	$6.22	3.80	178,548	$5.65
$7.51 - $10.00	677,951	8.60	5.03	548,235	8.67
$10.01 - $12.50	808,062	11.79	5.30	683,562	11.68
$12.51 - $16.00	410,637	13.85	6.07	410,637	13.85
$16.01 - $17.82	968,100	16.33	7.69	968,100	16.33

	3,202,697			2,789,082

At September 30, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $7.3 million, which is expected to be recognized over 36 months with a weighted-average period of 2.0 years. The total share-based compensation cost of stock options capitalized as part of inventory was $0.1 million and $0.3 million during the three and nine month periods ended September 30, 2006. The total intrinsic value of stock options exercised during the three months and nine month periods ended September 30, 2006 was $0.1 million and $0.2 million, respectively. For the three and nine month periods ended September 30, 2006, we recorded cash received from the exercise of stock options of $0.1 million and $0.7 million, respectively and there were no related tax benefits recorded during these same periods. Upon option exercise, we issue new shares of stock.

8.	NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005
(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$75,137	$123,733	$277,259	$376,521
Less: Marketing and distribution costs	(32,289)	(32,497)	(96,796)	(104,653)
Less: Inventory costs	(3,963)	(5,104)	(14,669)	(18,601)
Less: Royalties to third parties	(1,581)	(2,757)	(5,942)	(8,371)

	$37,304	$83,375	$159,852	$244,896

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne sales	$18,652	$41,688	$79,926	$122,448
Add: Advance on inventory costs from Novartis Opthalmics	3,153	4,353	11,922	14,495
Add: Royalties reimbursed to QLT	1,552	2,656	5,944	8,103
Add: Other costs reimbursed to QLT	2,406	1,242	4,393	3,597

Revenue from Visudyne® sales	$25,763	$49,939	$102,185	$148,643

Net product revenue from Eligard® and other products (see Note 12)	5,846	5,953	17,643	13,231

	$31,609	$55,892	$119,828	$161,874

For the three months ended September 30, 2006, approximately 15% of total Visudyne sales were in the United States, with Europe and other markets responsible for the remaining 85%. For the same period in 2005, approximately 41% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 59%.
For the nine months ended September 30, 2006, approximately 22% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 78%. For the same period in 2005, approximately 40% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 60%.
9. DISCONTINUED OPERATIONS
To focus our business on the research and development of proprietary products in our core therapeutic areas, during the first quarter of 2006, we initiated an active plan for the sale of certain non-core assets, including the generic dermatology business, dental business and related manufacturing facility of QLT USA, Inc. in Fort Collins, Colorado. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the generic dermatology and dental businesses were accounted for as discontinued operations. Accordingly, the results of operations of these businesses have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the assets included as part of this divestiture have been reclassified as held for sale in the Consolidated Balance Sheet. During the third quarter of 2006, we recorded an impairment charge of $8.6 million as events and circumstances indicated an impairment to our assets held for sale. The primary indicators of impairment were the failure to receive approval for a late stage generic dermatology product, as well as a launch delay for another product. We measured the impairment loss based on the amount by which the carrying value of the assets exceeded their fair value less cost to sell. Our measurement of fair value was based on future discounted cash flows.
The carrying values of these assets are summarized as follows:

(In thousands of U.S. dollars)	September 30, 2006	December 31, 2005
(Unaudited)
Property, plant and equipment	$17,009	$22,700
Intangible assets	4,920	6,926

	$21,929	$29,626

Operating results of our generic dermatology and dental businesses included in discontinued operations are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005
(Unaudited)
Net revenue	$2,600	$3,045	$10,505	$9,137

Impairment of assets held for sale	(8,592)	—	(8,592)	—

Pretax losses	(10,970)	(1,563)	(12,312)	(4,911)
Income taxes	1,029	172	1,093	549

Net loss from discontinued operations	$(9,941)	$(1,391)	$(11,219)	$(4,362)

10. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
As at September 30, 2006 and December 31, 2005, the carrying amounts for our cash and cash equivalents, short-term investment securities, restricted cash, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. Our investment in common shares of Diomed Holdings Inc. is carried at fair value based on quoted market prices. Our long-term debt comprises $172.5 million aggregate principal amount of convertible senior notes which had a fair value of $161.7 million as of September 30, 2006 as published by an independent investment bank. These notes are not listed on any securities exchange or included in any automated quotation system. The published value may not be reliable as the amounts cannot be independently verified and not all trades are reflected.
With respect to the concentration of credit risk, our accounts receivable, as at September 30, 2006 and December 31, 2005, comprised primarily of amounts owing from Novartis Pharma AG.
We purchase goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earn most of our revenues in USD and Euros (“EUR”). We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net income (primarily in USD and EUR) and cash flows (in USD and Swiss francs (“CHF”)). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized loss in respect of such foreign currency contracts, as at September 30, 2006, was approximately $0.5 million, which was included in our results of operations. At September 30, 2006, we have outstanding forward foreign currency contracts as noted below.

(Unaudited)	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts	2006- 2007	USD 7.6	1.18514 per USD

Swiss franc / Canadian dollar option-dated forward contracts	2006 - 2007	CHF 59.4	0.90296 per CHF

Canadian dollar / Swiss franc average rate forward contract	2006	CAD 3.8	0.90590 per CHF

(Unaudited)	Maturity Period	Quantity (millions)	Average Price
Canadian / U.S. dollar average rate forward contract	2006	CAD 18.2	1.15973 per USD

Australian dollar (AUD) / Swiss franc average rate forward contract	2006	AUD 2.1	0.93180 per AUD

Euro / Swiss franc average rate forward contract	2006	EUR 10.7	1.53121 per EUR

U.S. dollar / Swiss franc average rate forward contract	2006	USD 0.4	1.26880 per USD

Great Britain pound (GBP) / Swiss franc average rate forward contract	2006	GBP 1.1	2.22280 per GBP

Japanese yen (JPY) / Swiss franc average rate forward contract	2006	JPY 185.6	0.01112 per JPY

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
Details of our revenues by product category are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005
(Unaudited)
Net product revenue and royalties
Visudyne®	$25,763	$49,938	$102,184	$148,642
Eligard®	11,645	9,539	31,629	24,014
Other	319	294	963	710
Contract research and development	275	1,170	946	8,583
Licensing and milestones	244	189	732	502

	$38,246	$61,130	$136,454	$182,451

Details of our revenues and property, plant and equipment by geographic segments are as follows:

	For the three months ended		For the nine months ended
Revenues	September 30,		September 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005
(Unaudited)
United States	$11,232	$27,783	$43,264	$86,684
Europe	19,820	23,462	64,481	67,105
Canada	3,581	4,122	13,555	11,904
Other	3,613	5,763	15,154	16,758

	$38,246	$61,130	$136,454	$182,451

Property, plant and equipment	September	December
(In thousands of U.S. dollars)	30, 2006	31,2005
(Unaudited)
Canada	$48,412	$48,378
United States	4,083	4,419

	$52,495	$52,797

Revenues are attributable to a geographic segment based on the location of: (a) the customer, for net product revenue and royalties; and (b) the head office of the collaborative partner, in the case of revenues from contract research and development and collaborative arrangements.
12. CONTINGENCIES
(a) TAP Litigation
United States
In 2003, plaintiffs TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against our subsidiary, QLT USA, Inc. (formerly Atrix Laboratories, Inc.) and co-defendant Sanofi-Synthelabo, Inc. in the U.S. federal court in the Northern District of Illinois Eastern Division (Case No. 1:03-CV-7822). TAP and its co-plaintiffs allege that QLT USA and Sanofi-Synthelabo willfully infringed U.S. Patent No. 4,728,721 (the “‘721 patent”) by the manufacture and sale in the United States of the Eligard® product line and seek injunctive relief, damages, and an award of attorneys’ fees and costs against QLT USA and Sanofi-Synthelabo. The ‘721 patent expired on May 1, 2006.
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
Earlier in the case, the issues of damages and willful infringement were separated from the trial on liability. A trial date of January 29, 2007 has been scheduled for the damages and willfulness phase of the case. In the meantime, the parties are proceeding with fact discovery on the damages and willfulness issues.
On September 8, 2006, the Court of Appeals heard our appeal from the district court’s judgement of liability. A decision from the Court of Appeal is anticipated before the end of the year.
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
In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI’s complaint in Civil Action No. 00-10783-JLT. The Court granted our motion, dismissing all of MEEI’s claims. With respect to our counterclaim requesting correction of inventorship of U.S. Patent No. 5,789,349 (the “‘349 patent”) to add an additional Massachusetts General Hospital (“MGH”) inventor, the Court stayed the claim pending the outcome of the appeal described below.
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
On November 6, 2006, a federal jury found QLT liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay to MEEI a royalty of 3.01% on net sales of Visudyne worldwide. It remains for the court to determine whether this relates to future sales, or past and future sales of Visudyne. The trial judge will now consider post-trial motions including whether the decision of the jury is of an advisory nature. From the time Visudyne was launched in 2000 to September 30, 2006, net sales of Visudyne have totaled approximately $2.2 billion worldwide. The jury determined that the unfair trade practices were not committed knowingly or willfully and therefore declined to award enhanced damages. Any award may include interest at court imposed rates and MEEI’s attorneys’ fees. We expect to present post-trial motions addressing the effect of the jury’s verdict and to continue to vigorously pursue the defense of this case. It is uncertain when final judgment will be entered.
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
The same day the ‘303 patent was issued, MEEI commenced a second civil suit against us and Novartis Ophthalmics, Inc. (now Novartis Ophthalmics, a division of Novartis Pharma AG) in the United States District Court for the District of Massachusetts alleging infringement of the ‘303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement. We have answered the complaint, denying its material allegations and raising a number of affirmative defenses, including incorrect inventorship, and we have asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the ‘303 patent. In addition, MGH has intervened in the case requesting correction of inventorship on the ‘303 patent to add three MGH scientists and one QLT scientist as joint inventors of the claimed inventions.
In 2004, we and MGH moved to correct inventorship on the ‘303 patent. In January 2005, the Court granted partial summary judgement ordering that the ‘303 patent be corrected to add QLT’s scientist as a joint inventor. Because the Court’s partial ruling made QLT a co-owner of the patent, the Court dismissed MEEI’s complaint for infringement. MEEI appealed that decision to the Court of Appeals for the Federal Circuit. In early October, 2006, the Court of Appeals for the Federal Circuit overturned that summary judgement on the basis that there are issues of fact that remain to be determined. The case has been remanded to the district court for further proceedings. We expect the judge at the district court will now decide whether to rule on the remaining and previously undecided summary judgement motions brought by QLT and MGH with respect to their inventorship on the patent. A trial has now been scheduled for March 2007.
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
The ‘349 patent is co-owned by QLT, MGH and MEEI. QLT entered into an exclusive license with MGH for its rights under the ‘349 patent in return for a royalty equal to 0.5% of net sales of Visudyne in the United States and Canada. Under the license agreement with MGH, if QLT concludes a license agreement with MEEI for rights under the ‘349 patent and continuation patents which includes payment of royalties and other compensation to MEEI that are more favorable than are contained in the license agreement with MGH, then as of the effective date of such more favorable royalties or compensation to MEEI, the license agreement with MGH shall be revised to the same rate as paid under the agreement with MEEI.
(c) Effect of the TAP Litigation and MEEI Litigation
The final outcome of the TAP and MEEI litigation is not presently determinable or estimable and accordingly, no amounts have been accrued. There can be no assurance that the matters will finally be resolved in our favor. If the TAP litigation is not resolved favorably, QLT USA could be found liable for damages. If the MEEI litigation is not resolved favorably, QLT could be liable for damages or injunctive relief. While we cannot estimate the potential damages in the TAP and MEEI litigation, or what level of indemnification by QLT USA, if any, will be required in connection with the TAP litigation under the agreements with either Sanofi-Synthelabo or MediGene and Yamanouchi (now Astellas), the amount of damages and indemnification could be substantial, which could have a material adverse impact on our financial condition. Alternatively, the TAP and/or MEEI litigation could be resolved favorably or could be settled. An outcome could materially affect the market price of our shares, either positively or negatively. We will continue to aggressively pursue the TAP and MEEI litigation, and potential settlement discussions.
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
Our consolidated financial statements have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of our net income as reported in U.S. GAAP and our net income computed in accordance with Canadian GAAP for the three and nine months ended September 30, 2006 and 2005.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars, except per share amounts)	2006	2005	2006	2005
Net income, U.S. GAAP	$(3,746)	$12,899	$15,871	$44,981
Stock based compensation charge (a)	—	(1,818)	—	(5,873)
Amortization of in-process research and development (b)	(1,320)	(3,471)	(3,960)	(10,412)
FIT recovery on amortization of in-process research and development (b)	502	1,319	1,505	3,956
Imputed interest on convertible debt (c)	(2,027)	(1,892)	(6,023)	(5,501)
Unrealized foreign exchange gain (loss) on convertible debt (c)	405	(795)	449	12
License and option fees (d)	—	—	1,910	—
Amortization of license and option fees (d)	(27)	—	(49)	—
Goodwill impairment charge	—	(230,000)	—	(230,000)
Provision for (recovery of) income taxes on above items (b), (f)	(163)	327	(452)	184

Net (loss) income, Canadian GAAP	$(6,377)	$(223,431)	$9,251	$(202,653)

Basic net (loss) income per common share, Canadian GAAP	$(0.08)	$(2.41)	$0.11	$(2.18)

Diluted net (loss) income per common share	$(0.08)	$(2.41)	$0.11	$(2.18)

Weighted average number of common shares outstanding (in thousands)
Basic	83,831	92,637	87,734	92,979
Diluted	83,831	92,637	87,785	92,979
The following is a reconciliation of our balance sheet information as reported in U.S. GAAP and our balance sheet information computed in accordance with Canadian GAAP as of September 30, 2006 and December 31, 2005.

(In thousands of U.S. dollars)	September 30, 2006	December 31, 2005
(Unaudited)
Total assets under U.S. GAAP	$648,316	$776,494
Short-term investments (g)	—	137
Intangibles, net (b), (d), (e)	81,788	83,880
Goodwill (b), (e)	41,923	41,923
Other long-term assets (g)	—	313

Total assets under Canadian GAAP	$772,027	$902,747

Total liabilities under U.S. GAAP	$220,711	$250,383
Future income tax liabilities (b), (f)	30,218	31,289
Long-term debt (c)	(12,906)	(17,848)

Total liabilities under Canadian GAAP	$238,023	$263,824

Total shareholders’ equity under U.S. GAAP	$427,605	$526,111
Common shares (a), (g), (h), (i)	(2,434)	(2,434)
Contributed surplus (a)	59,000	59,000
Equity component of convertible debt (c)	33,500	33,500
(Deficit) Retained earnings (j)	10,140	16,758
Cumulative translation adjustment(k)	6,193	5,988

Total shareholder’s equity under Canadian GAAP	$534,004	$638,923

(a)	Effective January 1, 2004, we adopted the fair value method of accounting for all employee and non-employee stock-based compensation for Canadian GAAP purposes on a retroactive basis, without restatement of prior periods. Compensation expense is recorded for stock options issued to employees using the fair value method. Under U.S. GAAP, we adopted SFAS 123R for stock options granted to employees and directors on January 1, 2006, using the modified prospective method, resulting in no difference in net income between U.S. GAAP and Canadian GAAP for the three and nine months ended September 30, 2006.

(b)	Under Canadian GAAP, acquired in-process research and development (“IPR&D”) projects are recorded as an intangible asset and amortized over their useful life. On November 19, 2004, we acquired IPR&D of $236.0 million through the acquisition of Atrix Laboratories, Inc. Accordingly, this amount was capitalized for Canadian GAAP purposes and is being amortized using the straight-line method over its useful life of seventeen years. As a result of book-tax basis differences attributable to IPR&D, an additional deferred tax liability of $89.7 million was recorded. During the quarter ended September 30, 2006, the future income tax liability was adjusted by $0.5 million for Canadian GAAP purposes to reflect the reduction in the temporary difference due to the amortization of the IPR&D. Under U.S. GAAP, IPR&D is expensed at time of acquisition. As a result of the impairment charge during 2005, amortization of IPR&D was lower for the three and nine months ended September 30, 2006. In addition, the future income tax liability was reduced by $91.8 million under Canadian GAAP ($39.9 million under U.S. GAAP). See note (e) for further discussion on the impairment charge.

(c)	In 2003, we completed a private placement of $172.5 million aggregate principal amount of convertible senior notes. Under Canadian GAAP, an amount of $33.5 million, representing the estimated value of the right of conversion, was allocated to the shareholders’ equity as the equity component of the convertible debt. Furthermore, with bifurcation, accretion expense is recorded as interest expense under Canadian GAAP. Under U.S. GAAP, bifurcation of debt is not required. In addition, foreign exchange gains/losses are calculated for the full face value of the debt under U.S. GAAP, and calculated only on the liability component under Canadian GAAP.

(d)	During the nine months ended September 30, 2006, we acquired certain license and option rights. Under U.S. GAAP, technology licenses and options may not have alternative future uses and were therefore expensed as research and development costs. Under Canadian GAAP, the license and option rights were capitalized as intangibles and are amortized over their useful lives of 17 — 18 years.

(e)	During 2005, we performed impairment tests for goodwill and other intangibles and recorded, under U.S. and Canadian GAAP, non-cash impairment charges of $410.5 million and $594.9 million, respectively. The charge reduced the Canadian GAAP carrying amount of goodwill to $145.9 million. Under U.S. GAAP, as explained in (b) above, we expensed IPR&D at the time of acquisition which had the effect of lowering the carrying value of the assets we acquired from Atrix as compared to Canadian GAAP. Under Canadian GAAP, as explained in (b)

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
(i) Comprehensive Income
Commencing with our 2007 fiscal year, the new recommendations of the Canadian Institute of Chartered Accountants (“CICA”) for accounting for comprehensive income (CICA Handbook Section 1530), for the recognition and measurement of financial instruments (CICA Handbook Section 3855) and for hedges (CICA Handbook Section 3865) will apply. The transitional rules for these sections require implementation at the beginning of a fiscal year; and we have not implemented these sections in the nine months ended September 30, 2006. The concept of comprehensive income for purposes of Canadian GAAP will be to include changes in shareholders’ equity arising from unrealized changes in the values of financial instruments.
(ii) Non-Monetary Transactions
The new recommendation of CICA Handbook Section 3831 is applicable commencing in fiscal 2006. The amended recommendations will result in non-monetary transactions normally being measured at fair values, and at carrying values when certain criteria are met. The adoption of CICA Handbook Section 3831 did not have a material impact on our results of operations.
14.	SUBSEQUENT EVENTS

On November 6, 2006, a federal jury hearing claims brought against QLT by Massachusetts Eye and Ear Infirmary (“MEEI”) found QLT liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that QLT should pay to MEEI a royalty of 3.01% on net sales of Visudyne worldwide. It remains for the court to determine whether this relates to future sales or past and future sales of Visudyne. The jury determined that the unfair trade practices were not committed knowingly or willfully and therefore declined to award enhanced damages. Any award may include interest at court imposed rates and MEEI’s attorneys’ fees. QLT expects to present post-trial motions addressing the effect of the jury’s verdict and to continue to vigorously pursue the defense of this case. It is uncertain when final judgment will be entered. (See Note 12 Contingencies in the consolidated financial statements.)

On October 26, 2006, as a result of declining Visudyne sales, we announced plans to restructure our operations in order to reduce our overall cost basis going forward. The cost control efforts include a reduction of our workforce by approximately 80 employees and reduction in R&D and other expenses. We will provide affected employees with severance and human resource support to assist with outplacement. We expect there will be an associated restructuring charge of approximately $5 million in the fourth quarter of 2006.

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
OVERVIEW
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize two unique technology platforms, photodynamic therapy and atrigel, to create products such as Visudyne® and Eligard®.
Our company was formed in 1981 under the laws of the Province of British Columbia, Canada. In November 2004, we acquired Atrix Laboratories, Inc., a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. With our acquisition of Atrix (now our wholly owned subsidiary, QLT USA, Inc.) we expanded and diversified our portfolio of approved products, products in development or under regulatory review, and proprietary technologies. (For product revenues, see our Consolidated Financial Statements — Note 8).
Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our lead commercial product, Visudyne, utilizes PDT to treat the eye disease known as wet age related macular degeneration, or wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe.
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
In addition to our lead commercial product Visudyne, we now market (through commercial partners) the Eligard line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including some European countries, Canada, Australia, New Zealand and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) and Eligard 45.0-mg (six-month) are also approved in Canada, Australia and New Zealand (See our Consolidated Financial Statements — Note 12 — Contingencies).
Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005 and by Health Canada in June 2006. Although Aczone is approved in the U.S and Canada, it is not yet marketed. A decision with respect to the commercialization of Aczone is pending the outcome of an additional Phase IV clinical study and submission to the FDA to remove a restriction currently on the approved label for the product.
Our efforts to increase our portfolio of products are ongoing. We carry out research and pre-clinical projects in our core therapeutic area of ophthalmology, and other areas such as dermatology. We also conduct contract research and development work on product candidates of third parties using the Atrigel drug delivery system in a number of therapeutic areas from which we can potentially derive royalty and other revenue upon commercialization.
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
RECENT DEVELOPMENTS
On November 7, 2006, we released positive results of our Phase IV clinical trial of Aczone™ in more than 50 patients with G6PD deficiency that was performed to meet a post-approval commitment requested by the FDA. The purpose of this study was to gather more information about the safety of Aczone, a prescription topical medicine, in treating patients with acne who have certain blood disorders. We intend to submit a label revision supplement to the FDA during the first quarter of 2007. A decision by the FDA on the label review is expected to take approximately 10 months.
On November 6, 2006, a federal jury hearing claims brought against QLT by Massachusetts Eye and Ear Infirmary (“MEEI”) found QLT liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that QLT should pay to MEEI a royalty of 3.01% on net sales of Visudyne worldwide. It remains for the court to determine whether this relates to future sales or past and future sales of Visudyne. The jury determined that the unfair trade practices were not committed knowingly or willfully and therefore declined to award enhanced damages. Any award may include interest at court imposed rates and MEEI’s attorneys’ fees. QLT expects to present post-trial motions addressing the effect of the jury’s verdict and to continue to vigorously pursue the defense of this case. It is uncertain when final judgment will be entered. (See Note 12 Contingencies in the consolidated financial statements.)
On October 26, 2006, as a result of declining Visudyne sales, we announced plans to restructure our operations in order to reduce our overall cost basis going forward. The cost control efforts include a reduction of our workforce by approximately 80 employees and reduction in R&D and other expenses. We will provide affected employees with severance and human resource support to assist with outplacement.
On September 14, 2006 we announced the final result of our modified “Dutch Auction” tender offer. We accepted for purchase and cancellation 13 million common shares at a price of $8.00 per share, totaling $104 million. These shares represented approximately 14.7% of the shares outstanding as of September 8, 2006. Under this “Dutch Auction” tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than US$7.00 and not greater than US$8.00. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price per share within the range that allowed us to buy 13 million shares properly tendered. The tender offer commenced on August 3, 2006 and expired on September 8, 2006.
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
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiaries. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss). As of September 30, 2006, our accumulated other comprehensive income totalled $91.8 million.
Revenue Recognition
Net Product Revenue
Our net product revenues are derived from sales of Visudyne® and Eligard®.
With respect to Visudyne, under the terms of our collaborative agreement with Novartis Ophthalmics we are responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of Novartis Ophthalmics’ net proceeds from Visudyne sales (determined according to a contractual agreed definition) derived from the sale of Visudyne to end-users, and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis Opthalmics has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis Ophthalmics’ ability to market and distribute Visudyne to end customers.
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
Licensing and milestones
We have licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow licensees to sell our proprietary products in a defined territory for a defined period. A milestone payment is a payment made by a licensee to us upon achievement of a pre-determined event, as defined in the applicable agreement. Non-refundable license fees and milestone payments are initially reported as deferred revenue. They are recognized as revenue over the remaining contractual term or as covered by patent protection, whichever is earlier, using the straight-line method or until the agreement is terminated. No milestone revenue is recognized until we have completed the required milestone-related services as set forth in licensing agreements.
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
In the third quarter of 2006, stock based compensation of $1.0 million was expensed as follows: $0.6 million to research and development costs, $0.3 million to selling, general and administrative costs, $0.1 million to discontinued operations and a negligible amount to cost of sales. The assumptions used for options granted during the third quarter of 2006 included a volatility factor of 44.1%, a 3.3 year term until exercise, and a 3.8% risk free interest rate expected to be experienced by the holder.
Research and Development
Research and development costs are expensed as incurred and consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. The allocation of overhead expenses requires us to make estimates as to the type and level of support required by our research and development programs. Changes in the composition of our workforce and the types of support activities are factors that can influence our allocation of overhead expenses. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred. Research and development costs also include funding provided to collaborative partners for joint research and development programs.
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
Legal Proceedings
We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot reasonably be estimated, a liability is not recorded in the consolidated financial statements. Our potentially material legal proceedings are discussed in Note 12 to the consolidated financial statements. As of September 30, 2006, no reserve has been established related to these proceedings.

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
In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets, including in-process research and development, or IPR&D. We generally determine the value of acquired intangible assets and IPR&D using a discounted cash flow model, which requires us to make assumptions and estimates about, among other things: the time and investment that is required to develop products and technologies; our ability to develop and commercialize products before our competitors develop and commercialize products for the same indications; the amount of revenue to be derived from the products; and appropriate discount rates to use in the analysis. Use of different estimates and judgements could yield materially different results in our analysis, and could result in materially different asset values and IPR&D charges.
As of September 30, 2006, we have $4.9 million of net acquired intangibles, all of which relates to the generic dermatology products of QLT USA, acquired as part of the acquisition of Atrix. We previously amortized acquired intangible assets using the straight-line method over their estimated economic lives, which range from 16 to 17 years. During the first quarter of 2006, we initiated an active plan to divest our non-core assets, including the generic dermatology and dental business of QLT USA, and reclassified our acquired intangible assets for current and prior periods as assets held for sale and ceased recording amortization expense. Assets held for sale are recorded at the lower of their carrying value or their estimated fair value less costs to sell. During the third quarter of 2006, we recorded an impairment charge of $8.6 million as events and circumstances indicated an impairment to our assets held for sale. The determination of the fair value of assets held for sale was based on future discounted cash flows and requires significant judgements and estimates.
Impairment of Goodwill
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix (now QLT USA). During the quarter ended September 30, 2006, we performed our annual impairment test, and we did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount. Our estimates of fair value are based upon factors such as projected future revenue, probability of success of our products in development, and other uncertain elements requiring significant judgements. While we use available information to prepare our estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests in future periods may result in impairment charges which could materially impact our future reported results.
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
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe the adoption of SFAS 155 will not have a material impact on our results of operations.
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
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements and is effective for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

RESULTS OF OPERATIONS
For the three months ended September 30, 2006, we recorded a net loss of $3.7 million, or $0.04 diluted net loss per common share. For the nine months ended September 30, 2006, we recorded a net profit of $15.9 million, or $0.18 diluted net income per common share. These results compare with net income of $12.9 million and $45.0 million, or $0.14 and $0.47 diluted net income per common share, for the three and nine months ended September 30, 2005. Detail discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2006	2005	2006	2005
(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$75,137	$123,733	$277,259	$376,521
Less: Marketing and distribution costs	(32,289)	(32,497)	(96,796)	(104,653)
Less: Inventory costs	(3,963)	(5,104)	(14,669)	(18,601)
Less: Royalties to third parties	(1,581)	(2,757)	(5,942)	(8,371)

	$37,304	$83,375	$159,852	$244,896

QLT’s (50%) share of Novartis Ophthalmics’ net proceeds from Visudyne sales	$18,652	$41,688	$79,926	$122,448
Add: Advance on inventory costs from Novartis Opthalmics	3,153	4,353	11,922	14,495
Add: Royalties reimbursed to QLT	1,552	2,656	5,944	8,103
Add: Other costs reimbursed to QLT	2,406	1,242	4,393	3,597

Revenue from Visudyne® sales	$25,763	$49,939	$102,185	$148,643

Net product revenue from Eligard® and other products	5,846	5,953	17,643	13,231

	$31,609	$55,892	$119,828	$161,874

For the three months ended September 30, 2006, revenue from Visudyne sales of $25.8 million decreased by $24.1 million (or 48%) over the three months ended September 30, 2005. The decrease was primarily due to a 39% decline in Visudyne sales over the same quarter in the prior year as a result of decreased end user demand, particularly in the United States due to competing therapies. In the third quarter of 2006, approximately 15% of the total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 41% in third quarter of 2005. Overall the ratio of our share of revenue on final sales compared to Visudyne sales was 25% in the third quarter of 2006, down from 34% in the third quarter of 2005 primarily due to marketing and distribution costs remaining fairly consistent in comparison to the same period in the prior year.
For the nine months ended September 30, 2006, revenue from Visudyne of $102.2 million decreased by $46.5 million (or 31%) over the prior year period. The decrease was primarily due to a 26% decline in Visudyne sales year over year as a result of decreased end user demand, particularly in the United States due to competing therapies. In the nine months ended September 30, 2006, approximately 22% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 40% in the nine months ended September 30, 2005. Overall, the ratio of our share of revenue on final sales compared to Visudyne sales was 29% in the nine months ended September 30, 2006, down from 33% in the prior year period. Marketing and distribution costs decreased to $96.8 million for the nine months ended September 30, 2006, compared to $104.7 million in the prior year.
For the three months ended September 30, 2006, net product revenue from Eligard of $5.8 million decreased by $0.1 million (or 2%) over the same period in the prior year due to the timing of inventory shipments to licensees. For the nine months ended September 30, 2006, net product revenue from Eligard of $17.6 million increased by $4.4 million (or 33%) over the same period in the prior year primarily due to launches of Eligard in additional countries in Europe.

Net Royalties
For the three months ended September 30, 2006, royalty revenue of $6.1 million was $2.2 million (or 58%) higher compared to the same period in 2005. For the nine months ended September 30, 2006, royalty revenue of $14.9 million was $3.5 million (or 30%) higher compared to the same period in 2005. The increase was due to higher Eligard sales in the U.S., additional Eligard launches in Europe, and growth in Canada.
Contract Research and Development Revenue
We received non-refundable research and development funding from our strategic partners, which was recorded as contract research and development revenue. For the three months ended September 30, 2006, contract research and development revenue totalled $0.3 million, down 76% compared to the same period in 2005. For the nine months ended September 30, 2006, contract revenue totalled $0.9 million, down 89% compared to the same period in 2005. The decrease was primarily due to (i) the decline in research and development funding from Novartis as our level of research and development activities for Visudyne programs fell below that of Novartis, and (ii) the termination in mid-2005 of the Collaboration, Licensing and Supply agreement previously entered into with Astellas US LLC to develop Aczone.
Costs and Expenses
Cost of Sales
For the three months ended September 30, 2006, cost of sales decreased 19% to $10.5 million compared to $12.9 million for the same period in 2005. The decrease was primarily due to the lower sales volume of Visudyne in comparison to the same period last year. For the nine months ended September 30, 2006, cost of sales decreased by 11% to $32.2 million compared to $36.2 million for the same period in 2005. The decrease was due to lower sales of Visudyne, partially offset by higher shipments of Eligard to our commercial licensees. Cost of sales related to revenue from Visudyne decreased from $7.4 million to $5.1 million in the three months ended September 30, 2006 compared to the same period in 2005, and decreased from $24.5 million to $17.3 million in the nine months ended September 30, 2006. Compared to the same periods in 2005, cost of sales related to revenue from Eligard decreased to $5.3 million from $5.5 million in the three months ended September 30, 2006, and increased from $11.7 million to $14.9 million in the nine months ended September 30, 2006.
Research and Development
Research and development, or R&D, expenditures decreased 14% to $13.6 million for the three months ended September 30, 2006 compared to $15.7 million in the same period in 2005. For the nine months ended September 30, 2006, expenditures decreased by 7% to $43.7 million compared to $47.0 million in the same period in 2005. The decrease was due to reduced spending on Visudyne, Lemuteporfin and Eligard projects, partly offset by in-licensing fees of $1.9 million in the second quarter of 2006 and stock compensation expense of $0.6 million and $1.9 million for the three and nine months ended September 30, 2006.
Selling, General and Administrative Expenses
For the three months ended September 30, 2006, selling, general and administrative, or SG&A, expenses increased 25% to $10.0 million compared to $8.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, SG&A expenses increased 58% to $27.6 million compared to $17.5 million for the same period in 2005. The increases were primarily due to higher legal fees related to ongoing litigation of QLT USA of $4.6 million and $12.7 million for the three and nine months ended September 30, 2006. Excluding legal fees, our SG&A expenses would have declined by $2.6 million and $2.6 million respectively, for the three and nine months ended September 30, 2006 primarily due to our 2005 third quarter SG&A expenses having included the separation costs associated with our former CEO.
Restructuring (Recovery) Charge
We adjusted our restructuring accrual in the second quarter of 2006 to reflect more current estimates in the restructuring plan and recorded a credit of $0.2 million. In 2005, we recorded a $3.4 million restructuring charge as a result of integration activities related to our acquisition of Atrix (now QLT USA).

Investment and Other Income
Net Foreign Exchange (Losses) Gains
Net foreign exchange gains (losses) comprise gains (losses) from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long-term debt. For the three months ended September 30, 2006, we recorded net foreign exchange gains of $0.6 million versus net foreign exchange gains of $0.5 million in the same period in 2005. For the nine months ended September 30, 2006, we recorded net foreign exchange losses of $2.9 million versus net foreign exchange gains of $3.7 million in the same period in 2005. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates”.)
Details of our net foreign exchange gains (losses) were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands of U.S. dollars)
Cash and cash equivalents and short-term investments	$328	$(8,892)	$(6,711)	$(5,242)
U.S. dollar long-term debt	(246)	8,913	6,723	5,622
Foreign exchange contracts	702	2,729	(2,738)	6,997
Foreign currency receivables and payables	(203)	(2,244)	(160)	(3,681)

Net foreign exchange (losses) gains	$581	$506	$(2,886)	$3,696

Interest Income
For the three months ended September 30, 2006, interest income increased by $2.0 million to $5.5 million from $3.5 million for the same period in 2005, and for the nine months ended September 30, 2006, interest income increased by $6.3 million to $15.3 million from $9.1 million for the same period in 2005. The increase was due to higher interest rates compared to the same periods in the prior year.
Interest Expense
Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to the placement of these notes. For the three and nine months ended September 30, 2006, interest expense of $1.6 million and $4.9 million, respectively, was essentially equal to the same periods in 2005.
Other Gains
In August 2006, we sold the non-U.S. rights of our BEMA technology for an upfront payment of $1.0 million and future considerations. In June 2006, we received payment from Axcan Pharma, Inc., or Axcan, of CAD $2.5 million (USD $2.2 million) representing the last milestone payment owed to us from Axcan related to the sale of our Photofrin business to them in 2000.
Discontinued Operations
In February 2006, we initiated an active plan to divest of certain non-core assets, particularly the generic dermatology business, dental business and related manufacturing facility of our subsidiary, QLT USA, Inc in Fort Collins, Colorado. The divestiture of these assets is consistent with our strategy of concentrating our resources on the research and development of proprietary products in our core therapeutic areas. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the results of operations of the generic dermatology and dental businesses have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the assets included as part of this divestiture have been reclassified as held for sale in the Consolidated Balance Sheet. During the third quarter of 2006, we recorded an impairment charge of $8.6 million as events and circumstances indicated an impairment to our assets held for sale. The indicators of impairment were the failure to receive regulatory approval for a late stage generic dermatology product and a launch delay for another product. During the three months ended September 30, 2006, we recorded a loss from discontinued operations, net of income taxes, of $9.9 million compared to a loss of $1.4 million for the same period in 2005, due to impairment and other charges related to the failure to receive approval for a late stage product. For the nine months ended September 30, 2006, we recorded a loss from discontinued operations, net of income taxes, of $11.2 million compared to a loss of $4.4 million for the same period in 2005, due to impairment and other charges related to the failure to receive approval for a late stage product offset by increased sales of generic dermatology products and the cessation of depreciation and amortization on assets held for sale. We do not expect any continuing involvement with these businesses following disposition and we expect to sell these assets prior to March 2007.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.
The primary drivers of our operating cash flows during the three and nine months ended September 30, 2006 were cash payments related to the following: income tax payment, R&D activities, SG&A expenses, severances and related expenses associated with restructuring activities, legal expenses related to various legal proceedings, raw materials purchases, contract manufacturing fees for the manufacture of Visudyne, manufacturing costs related to the production of Eligard, and interest expense related to our convertible notes offset by cash receipts from product revenues, and royalties.
For the three months ended September 30, 2006, we generated $11.7 million of cash from operations as opposed to $22.9 million for the same period in 2005. Lower cash receipts from Visudyne sales and contract research and development of $20.7 million, higher income tax instalments of $6.6 million, higher foreign exchange contract losses of $3.4 million, were offset by higher cash receipts from Eligard and generic dermatology product sales, royalties, and licensing and milestone payments of $1.6 million, lower operating and inventory related expenditures of $15.0 million, other gains of $1.0 million representing the upfront payment from the sale of the non-U.S. rights of our BEMA technology, and higher interest income of $1.8 million.
During the three months ended September 30, 2006, capital expenditures and a decrease in short-term investments accounted for the most significant cash flows provided by investing activities. We used $1.3 million for the purchase of property, plant and equipment.
For the three months ended September 30, 2006 our cash flows used in financing activities consisted primarily of common shares repurchased, net of share repurchase costs, for $104.3 million offset by cash receipts of $0.1 million from stock option exercises.
For the nine months ended September 30, 2006, we generated $7.6 million of cash from operations as opposed to $70.3 million for the same period in 2005. Lower cash receipts from Visudyne sales and contract research and development of $41.1 million, higher income tax instalments of $34.7 million, higher foreign exchange contract losses of $0.2 million, were offset by higher cash receipts from Eligard and generic dermatology product sales, royalties, and licensing and milestone payments of $2.3 million, lower operating and inventory related expenditures of $1.1 million, other gains of $3.2 million representing the last milestone payment owed to us from Axcan Pharma Inc. related to the sale of our Photofrin business and the upfront payment from the sale of the non-U.S. rights of our BEMA technology, and higher interest income of $5.9 million.
During the nine months ended September 30, 2006, capital expenditures and an increase in short-term investments and restricted cash accounted for the most significant cash flows used in investing activities. We used $4.8 million for the purchase of property, plant and equipment.
For the nine months ended September 30, 2006, our cash flows used in financing activities consisted primarily of common shares repurchased, net of share repurchase costs, for $127.8 million offset by cash receipts of $0.7 million from stock option exercises.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2006, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 29 days. If market interest rates were to increase immediately and uniformly by 10% of levels at September 30, 2006, the fair value of the portfolio would decline by an immaterial amount.
At September 30, 2006, we had $356.7 million in cash, cash equivalents short-term investments and restricted cash, and $172.5 million of debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt, we held at least the equivalent amount in U.S. dollar denominated cash, cash equivalents and short-term investments such that if the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash, cash equivalents and short-term investments would be mostly offset by the decline in the fair value of our $ 172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash, cash equivalents and short-term investments holdings of our U.S. subsidiaries do not result in foreign currency gains and losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future net income and cash flows. The net unrealized gains (losses) in respect of such foreign currency contracts for the three and nine months ended September 30, 2006, were approximately $1.9 million and $(0.5) million respectively, and were included as part of the net foreign exchange losses in our results of operations.
We purchase goods and services primarily in Canadian and U.S. dollars and earn a significant portion of our revenues in U.S. dollars. Foreign exchange risk is also managed by satisfying U.S. dollar denominated expenditures with U.S. dollar cash flows or assets.
Contractual Obligations
Our material contractual obligations as of September 30, 2006 comprised our long-term debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ending December 31, 2005.
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
General
We believe that our available cash resources and working capital, and our cash generating capabilities, should be sufficient to satisfy the funding of ongoing product development programs and other operating and capital requirements, including our recently completed tender offer to purchase up to 13 million of our common shares, and the in-licensing or acquisition of products and technologies for the reasonably foreseeable future. The nature and form of any future in-licensing or acquisition may have a material impact on our financial position and results of operations. Depending on the overall structure of current and future strategic alliances, we may have additional capital requirements related to the further development, marketing and distribution of existing or future products.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended September 30, 2006:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

July 1, 2006 through July 31, 2006	—	—	—	—

August 1, 2006 through August 31, 2006	—	—	—	—

September 1, 2006 through September 30, 2006	13,000,000	$8.00	13,000,000	—

Total	13,000,000	$8.00	13,000,000	—

On April 28, 2005, we announced a share buy-back program pursuant to which we had the right to purchase up to $50 million of our common shares over a two-year period. In December 2005 we increased the amount that could be purchased to $100 million worth of our common shares over a two-year period ending May 2007. The share purchases would be made as a normal course issuer bid. All purchases would be effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, and in accordance with all regulatory requirements. The actual number of common shares which could be purchased and the timing of any such purchases were determined by management.
On July 27, 2006, we terminated the normal course issuer bid as a result of our decision to proceed with an offer to purchase up to 13 million shares in a modified “Dutch Auction” tender offer. The tender offer commenced on August 2, 2006 and expired on September 8, 2006. As a result of that tender offer, we accepted for purchase and cancellation 13 million common shares at a price of $8.00 per share, totalling $104 million.

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

QLT Inc.
(Registrant)

Date: November 9, 2006	By:	/s/ Robert L. Butchofsky

Robert L. Butchofsky
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Cameron R. Nelson

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