Form 10-K
period 2006-12-31
QLT INC/BC
filed 2007-03-01
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Common Shares, without par value
Common Share Purchase Rights
(Title of class)

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐     No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer☐      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐      No ☑
     As of June 30, 2006, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S $7.08, as reported on The NASDAQ Stock Market) was approximately U.S $624,120,911.
     As of February 26, 2007 the registrant had 75,272,239 outstanding common shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2006) for its annual meeting to be held on May 17, 2007, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Note regarding references to QLT
Throughout this Annual Report on Form 10-K (“Report”) , the words “we”, “us”, “our”, the “Company” and “QLT” refer to QLT Inc., and our wholly owned subsidiaries, QLT USA, Inc. (“QLT USA”), and QLT Therapeutics, Inc. unless stated otherwise.
Note regarding Currency and Accounting Standards
In this Report all dollar amounts are in U.S. dollars, except where otherwise stated, and financial reporting is made in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Effective December 31, 2002, we adopted U.S. GAAP as our primary basis of disclosure on Form 10-K. In addition, on December 31, 2002, we adopted the U.S. dollar as our reporting currency. Prior to that date we reported in Canadian dollars and in accordance with Canadian generally accepted accounting principles, or Canadian GAAP.
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company, QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiaries, QLT USA and QLT Therapeutics, Inc.
Note regarding Exchange Rates
The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

	2006	2005	2004	2003	2002
High	$1.1726	$1.2703	$1.3970	$1.5750	$1.6128
Low	1.0989	1.1507	1.1775	1.2923	1.5108
Average	1.1340	1.2115	1.3017	1.4008	1.5704
Period End	1.1652	1.1656	1.2034	1.2923	1.5800
NOTICE REGARDING WEBSITE ACCESS TO COMPANY REPORTS
We file electronically with the Securities and Exchange Commission our annual report on Form 10K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports, on the day of filing with the SEC and on our website at: www.qltinc.com.

QLT INC.
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2006

PART I
Item 1. BUSINESS
Overview
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize two unique technology platforms, photodynamic therapy and Atrigel®, to create products such as Visudyne® and Eligard®.
QLT was formed in 1981 under the laws of the Province of British Columbia, Canada. In November 2004, we acquired Atrix Laboratories, Inc., a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. With our acquisition of QLT USA in 2004, we expanded and diversified our consolidated portfolio of approved products, products in development or under regulatory review, and proprietary technologies.
Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our lead commercial product, Visudyne, utilizes PDT to treat the eye disease known as wet age related macular degeneration, or wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe.
Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or CNV, and in more than 50 countries for the form of wet AMD known as occult subfoveal CNV. Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. It is also approved in more than 60 countries, including the U.S., Canada and the European Union countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland (“Novartis Ophthalmics”) and is manufactured by QLT and sold by Novartis Ophthalmics under the terms of a co-development, manufacturing and commercialization agreement with Novartis Ophthalmics.
In addition to our lead commercial product Visudyne, we market (through commercial licensees) the Eligard line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including 25 European countries, Canada, Australia, New Zealand, India and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) is approved in Canada, Australia, New Zealand and India while Eligard 45.0-mg (six-month) is approved in Germany, Canada, Australia and India.
Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005 and by Health Canada in June 2006. Although Aczone is approved in the U.S and Canada, it is not yet being marketed. Based on a post-approval commitment requested by the FDA, we conducted a Phase IV clinical trial of Aczone™ in more than 50 patients with G6PD deficiency and communicated to the FDA the positive outcome of this study in November 2006. We intend to submit a label revision supplement to the FDA during the second quarter of 2007. A decision with respect to the commercialization of Aczone is pending the outcome of a submission to and decision by the FDA to remove the restriction currently on the approved label for the product.
Our efforts to increase our portfolio of products are ongoing. We carry out research and pre-clinical projects in our core therapeutic areas of ophthalmology and dermatology. We also conduct research and development work on product candidates using the Atrigel drug delivery system in a number of other therapeutic areas that we are currently considering divesting or out-licensing at the appropriate time and from which we can potentially derive royalty and other revenue upon commercialization.
To focus our business on the research and development of proprietary products in our core therapeutic areas, in December 2006, the generic dermatology business, dental business and the manufacturing facility of QLT USA, in Fort Collins, Colorado, was sold to Tolmar, Inc.

OUR APPROVED PRODUCTS

Product/Indication	Location(s)	Licensee
Visudyne®

Predominantly classic subfoveal choroidal neovascularization, or CNV, in wet age-related macular degeneration, or AMD	Over 75 countries including the U.S., Canada, Japan, Australia, New Zealand and those of the European Union	Novartis Ophthalmics

Occult with no classic subfoveal CNV in AMD	Over 50 countries including Japan, Australia, New Zealand, Switzerland and those of the European Union	Novartis Ophthalmics

Minimally Classic CNV in AMD	Japan	Novartis Ophthalmics

Subfoveal CNV due to pathologic myopia	Over 60 countries including the U.S., Canada, and those of the European Union	Novartis Ophthalmics

Predominantly classic subfoveal CNV due to presumed ocular histoplasmosis syndrome	U.S.	Novartis Ophthalmics

Eligard® 7.5-mg one-month

Prostate cancer	Over 30 countries, including the U.S., Canada, Australia, New Zealand, 25 European countries, India and a number of Latin American countries	Sanofi-Synthelabo, Mayne Pharma, MediGene/Astellas, Tecnofarma, Ranbaxy

Eligard® 22.5-mg three-month

Prostate cancer	Over 30 countries, including the U.S., Canada, Australia, New Zealand, 25 European countries, India and a number of Latin America countries	Sanofi-Synthelabo, Mayne Pharma, MediGene/Astellas, Tecnofarma, Ranbaxy

Eligard® 30.0-mg four-month

Prostate cancer	U.S., Canada, Australia, New Zealand and India	Sanofi-Synthelabo, Mayne Pharma, Ranbaxy

Eligard® 45.0-mg six-month formulation

Prostate cancer	U.S., Canada, Australia, New Zealand, India and Germany	Sanofi-Synthelabo, Mayne Pharma; MediGene/Astellas, Ranbaxy

Aczone™

Acne vulgaris	U.S., Canada
	A decision with respect to the commercialization of Aczone is pending the outcome of a submission to and decision by the FDA whether to remove the restriction currently on the approved label.	Not partnered

OUR PRODUCTS UNDER REGULATORY REVIEW

Product/Indication	Location(s)	Status
Eligard® 7.5-mg one-month

Prostate Cancer	Six countries outside of North America	Marketing authorization application filed

Eligard® 22.5-mg three-month

Prostate Cancer	Five countries outside of North America	Marketing authorization application filed

Eligard® 30.0-mg four-month
Prostate Cancer	Two countries outside of North America	Marketing authorization application filed

Eligard® 45.0-mg six-month

Prostate Cancer	Two countries outside of North America. The mutual recognition procedure to obtain marketing approval in other European countries will start in 2007.	Marketing authorization application filed

OUR PRODUCTS IN DEVELOPMENT

Product/Indication	Location(s)	Status
Octreotide-Atrigel® — three-month

Carcinoid Syndrome	U.S. and Canada	Phase IIa PK study planned to begin enrolment in 2007

Acromegaly	U.S.	On clinical hold pending submission to the FDA of toxicology results in second quarter of 2007 and a decision by the FDA whether to permit the study to proceed

GHRP -1- Atrigel® — one-month

Malnutrition in end-stage-renal-disease patients undergoing hemodialysis	U.S.	Plan to complete Phase IIa study in 2007

Risperidone- Atrigel® — one-month

Schizophrenia	U.S.	Plan to complete the IND-enabling program by end of 2007

Eligard® 7.5-mg one-month

Prostate Cancer	Japan	Application for marketing approval withdrawn. Currently assessing future development for this product in Japan.

Our Approved Products
Visudyne®
Visudyne is a photosensitizer which we developed with Novartis Ophthalmics of Switzerland for the treatment of choroidal neovascularization, or CNV, due to wet AMD, the leading cause of severe vision loss in people over the age of 55 in North America and Europe. We have been co-developing Visudyne with Novartis Ophthalmics since 1995 pursuant to a product co-development, manufacturing and distribution agreement. Under that agreement, we are responsible for manufacturing and product supply and Novartis Ophthalmics is responsible for marketing and distribution.
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
     Visudyne® Approvals
          Predominantly Classic CNV in AMD
Visudyne has been approved for marketing for predominantly classic subfoveal CNV in AMD in over 75 countries, including the U.S., Canada, Japan, Australia, New Zealand and the European Union countries.
          Occult with no Classic CNV in AMD
Visudyne has been approved for the occult form of CNV in more than 50 countries, including Australia, New Zealand, Switzerland, Japan and the European Union countries. (For more information regarding the status of regulatory approval and reimbursement for Visudyne therapy in the occult form of the disease, see “Expansion and Improvement of Visudyne Therapy — Occult AMD” below).
          CNV due to Pathologic Myopia (PM)
     Pathologic myopia, or PM, is a degenerative form of near-sightedness that occurs largely in persons aged 30 to 50 and can result in CNV. Based on proprietary market research, we estimate that the worldwide incidence of CNV secondary to PM is approximately 50,000 new patients every year. We have received regulatory approval of Visudyne for the treatment of subfoveal CNV due to PM in more than 60 countries, including the U.S., Canada and the European Union countries.
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

Eligard®
Eligard product for prostate cancer incorporates a luteinizing hormone-releasing hormone agonist, or LHRH agonist, known as leuprolide acetate with our proprietary Atrigel drug delivery system. The Atrigel technology allows for sustained delivery of leuprolide acetate for periods ranging from one month to six months.
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
Eligard is injected subcutaneously as a liquid. The polymers precipitate after injection forming a solid implant in the body that slowly releases the leuprolide as the implant is bioabsorbed.
     Eligard® 7.5-mg One-Month and 22.5-mg Three-Month Products
Eligard® 7.5-mg one-month and 22.5-mg three-month products have been approved for marketing for prostate cancer in over 30 countries, including the U.S., Canada, 25 European countries, Australia, New Zealand, India and a number of Latin American countries.
     Eligard® 30.0-mg Four-Month Product
Eligard® 30.0-mg four-month product has been approved for marketing for prostate cancer in the U.S., Canada, Australia, New Zealand and India.
     Eligard® 45.0-mg Six-Month Product
Eligard® 45.0-mg six-month product has been approved for marketing for prostate cancer in the U.S., Canada, Australia, New Zealand, India and Germany. Germany is the reference member state in the European Union for the Eligard six month product. With the recent German approval it is expected that approvals in other European Union countries will begin in 2007 under Europe’s mutual recognition procedure for drug approvals.
Aczone™
In July 2005, we received approval from the FDA for Aczone, our proprietary product for the treatment of acne vulgaris. Aczone incorporates dapsone, an anti-inflammatory and anti-microbial drug, with our proprietary solvent microparticle system or SMP™.
In approving Aczone, the FDA required a restriction to be placed on the label for Aczone requiring that patients be screened to detect if they are predisposed to one type of anemia (hemolytic anemia) because of a specific enzyme deficiency, G6PD (Glucose 6-phosphate dehydrogenase) deficiency. Patients who have this enzyme deficiency will need to be monitored by their physician with regular blood counts if they are prescribed Aczone. In the Aczone clinical trial program, 1.4% of about 3500 patients had this disorder which is consistent with the incidence in the general North American population. Certain populations, mainly males of African American descent, have a higher reported incidence of approximately 10-14%. As requested by the FDA, we undertook a post-approval Phase IV study in more than 50 acne patients who have G6PD deficiency. These patients were followed for approximately six months after enrollment (including three months treatment with Aczone). The positive findings of this clinical trial were released in November 2006. We intend to submit a label revision supplement to the FDA during the second quarter of 2007 in order to request that the FDA remove the label requirement for blood testing for all patients treated with Aczone. A decision with respect to the commercialization of Aczone is pending the outcome of this submission and the decision of the FDA whether or not to remove the restriction currently on the approved label for the product.
Aczone was approved by Health Canada in June 2006 with a similar label restriction as that required by the FDA.

Our Products under Regulatory Review
     Eligard® 7.5-mg one-month product
Our commercial licensees have filed marketing authorizations for Eligard 7.5-mg one-month product in six countries outside of North America.
     Eligard® 22.5-mg three-month product
Our commercial licensees have filed marketing authorizations for Eligard 22.5-mg three-month product in five countries outside of North America.
     Eligard® 30.0-mg four-month product
Our commercial licensees have filed marketing authorizations for Eligard 30.0-mg four-month product in two countries outside of North America.
     Eligard® 45.0-mg six-month product
Our commercial licensees have filed marketing authorizations for Eligard 45.0-mg six-month product in two countries outside of North America. Furthermore, having now received the approval of the 45.0-mg six-month product in Germany, a mutual recognition procedure (MRP) will be initiated in 2007 to seek approval to market this product in other European countries.
Our Products in Development
     Expansion of Visudyne® Therapy
We are continuing efforts to improve the effectiveness of Visudyne therapy by exploring combination therapies and the effect of lower light doses (for example through reduced rate of fluence) administered during the PDT process.
          Combination Trials
In view of the importance of understanding the clinical significance of the use of Visudyne in combination with other therapies for the treatment of wet AMD, we are supporting a number of investigator-sponsored studies (“ISS”) which are designed to evaluate the potential of such Visudyne combination therapies. The focus of these studies has evolved with emerging clinical data from other therapies. Initially, these studies focused on evaluating the combination of Visudyne with triamcinolone (a steroid). Novartis Ophthalmics and QLT have initiated a company-sponsored study, known as VERITAS, comparing the safety and efficacy of Visudyne in combination with triamcinolone to Visudyne in combination with Macugen. That study completed enrolment and preliminary results are expected to be available in 2007. The enrolment of two large ISS’ evaluating the combination of Visudyne and triamcinolone was also completed. The one year results from both of those ISS’ are also expected to be available during 2007.
This evolution in the focus from combination of Visudyne with triamcinolone to combinations of Visudyne with anti-vascular endothelial growth factor (anti-VEGF) drugs or to triple therapy using Visudyne with a steroid and anti-VEGF drug reflects the evolution in medical practice. Thus, another ISS, which was initiated by the National Eye Institute (NEI) at the National Institute of Health (NIH) and supported by us under a Collaborative Research Agreement, started with the intent of assessing the potential benefit of combining Visudyne with triamcinolone (steroid), and is now being amended to include the study of Visudyne in combination with both a steroid and an anti-VEGF agent.
In addition, we are now supporting additional ISS’, which are evaluating different combinations of Visudyne with an anti-VEGF drug either as bi-therapy (Visudyne, plus an anti-VEGF) or triple therapy (Visudyne, plus an anti-VEGF and a steroid). We anticipate that 6-month results of the first ISS that has completed enrolment will be presented in the first half of 2007. Furthermore, we have initiated a patient registry to consolidate and study retrospective data obtained by retina specialists who have already used Visudyne as part of bi- or triple therapy. Based on the results of the ISS’ and available data, we are planning to initiate one or more company sponsored studies to investigate the use of Visudyne in combination with anti-VEGF agents and steroids.
     Furthermore, certain of the ongoing ISS’ are also investigating the potential benefit of reduced fluence, or low light levels, on the efficacy and safety of Visudyne.
     Eligard® 3.75-mg one-month Product
QLT USA was developing Eligard in Japan through a licensee, Sosei, for the treatment of prostate cancer. Sosei previously submitted the application for marketing approval of the Eligard 3.75 mg one-month formulation in Japan. After interaction with the Japanese Regulatory Authorities, they decided to withdraw the Eligard 3.75 mg one-month dossier from the Generic Division. As a result Sosei has notified us that it intends to terminate the license agreement for Eligard in Japan. We are currently assessing our future development plans for Eligard in Japan.
     Aczone™
Aczone is under development for the treatment of Rosacea, a chronic skin disorder that most often affects the central face including also the nose, forehead, cheeks and chin. We initiated a Phase II study in November 2005 and 12-week follow-up results were obtained in the third quarter 2006. In the overall population, the results showed that Aczone was no better than vehicle in reducing the signs and symptoms of papulopustular rosacea. However, in patients with more severe signs and symptoms, the study analysis showed an advantage of Aczone over the vehicle control. A decision on whether to proceed with a Phase III program using Aczone in Rosacea for this group diagnosed with more severe rosacea is on hold until after we get a decision from the FDA to remove the label requirement for blood testing for all patients treated with Aczone.
     Octreotide Atrigel®- three-month Product
          Acromegaly
We have developed a formulation of octreotide in the Atrigel delivery system for the treatment of the symptoms of acromegaly. Acromegaly is a chronic disease of middle-aged persons characterized by elongation and enlargement of bones of the extremities and certain head bones, especially the frontal bone and jaws. In the first quarter of 2006, we filed an IND for this study but in May 2006 announced that we would delay the initiation of the Phase IIa Atrigel/octreotide program in acromegaly patients. This decision was made in cooperation with the U.S. Food and Drug Administration (FDA) following adverse event findings that occurred in an ongoing primate toxicology study designed to support repeated injections in patients. The FDA has required that we submit, and that the FDA be satisfied with, the final data from the ongoing toxicology study prior to initiating the 16-patient Phase IIa clinical program in acromegaly. We expect to submit the complete results of the toxicology study in the second quarter of 2007.
          Carcinoid Syndrome
We have developed a formulation of octreotide in the Atrigel delivery system for the treatment of carcinoid syndrome. Carcinoid syndrome refers to the group of symptoms that occur in patients secondary to carcinoid tumors. This syndrome is characterized by hot red flushing of the face, as well as severe and debilitating diarrhea. The carcinoid tumors occur primarily in the appendix, ileum, rectum, or bronchi. We intend to submit to the FDA a Phase II pharmacokinetics protocol in carcinoid syndrome patients in the second quarter of 2007 at the same time as we submit the toxicology study results related to both the acromegaly and carcinoid syndrome programs. Our current plan is to accelerate the development of Octreotide in Carcinoid syndrome ahead of any development program in acromegaly.
     GHRP-1-Atrigel® one-month Product
We have developed a formulation of Growth Hormone Releasing Peptide-1, or GHRP-1, in the Atrigel delivery system for the treatment of malnutrition in end-stage renal disease patients on hemodialysis. Malnutrition is common in maintenance dialysis patients and leads to poor dialysis outcome. We initiated a phase IIa clinical trial in 2006 with the first patient treated in late 2006. The results of this study are expected during 2007.

     Risperidone Atrigel®- three-month Product
We have developed a formulation of Risperidone in the Atrigel delivery system for the treatment of schizophrenia. This IND-enabling program was initiated at the end of 2006 and is expected to be completed before the end of 2007. Schizophrenia is a serious mental disorder that can cause significant disability and chronic problems. Approximately one percent of the population develops schizophrenia during their lifetime.
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
Significant Collaborative Arrangements
Novartis Ophthalmics — PDT Product Development, Manufacturing and Distribution Agreement for Visudyne Worldwide
Since 1995 we have had an agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, for the worldwide development and commercialization of PDT products for eye diseases, including Visudyne. Under the terms of our agreement with Novartis Ophthalmics, we are responsible for manufacturing and product supply of Visudyne and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. We and Novartis Ophthalmics share equally the profits realized on revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties), all calculated according to a formula set out in our agreement.
Our agreement with Novartis Ophthalmics is in effect for a term expiring June 30, 2014, renewable by the parties for two further five year terms. Either we or Novartis Ophthalmics may terminate the agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency of the other, or on 60 days notice to the other. The agreement provides that, if Novartis Ophthalmics were to terminate the agreement on 60 days notice to us, it would be required to pay us a reasonable royalty on sales of Visudyne thereafter. Under the terms of the agreement with Novartis Ophthalmics we provide certain indemnities with respect to the manufacture, transport, storage and sale of Visudyne to Novartis Ophthalmics and with respect to certain intellectual property matters set out in the agreement.
     Sanofi-Synthelabo, Inc. — Marketing of Eligard® in the U.S. and Canada
Since late 2000, QLT USA, has had a marketing agreement with Sanofi-Synthelabo under which Sanofi-Synthelabo is the exclusive marketer of our Eligard 7.5-mg one-month, 22.5-mg three-month, 30-mg four-month and 45-mg six-month prostate cancer products in the U.S. and Canada.
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
     Other Eligard® marketing collaborations
QLT USA has licensed a number of other companies to market Eligard products in certain countries throughout the world. Our Eligard marketing collaborations are set out in the following table:
ELIGARD® MARKETING COLLABORATIONS

Company	Territory

Han All Pharmaceutical Co.	Korea

Key Oncologics	South Africa

Luxembourg Pharmaceuticals, Ltd.	Israel

Mayne Pharma Pty, Ltd.	Australia, New Zealand

MediGene AG through its sublicensee, Astellas	Albania, Andorra, Armenia, Austria, Azerbaijan, Belarus, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Georgia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Republic of Moldova, Romania, Russian Federation, San Marino, Slovakia, Slovenia, Spain, Sweden, Switzerland, The former Yugoslav Republic of Macedonia, Turkey, Ukraine, and United Kingdom, the Vatican City and Yugoslavia.

Ranbaxy Laboratories Ltd.	India

Sanofi-Synthelabo, Inc.	U.S., Canada

Tecnofarma International Ltd.	Argentina, Belize, Bolivia,
Brazil, Chile, Colombia, Costa
Rica, Dominican Republic,
Ecuador, El Salvador, French
Guiana, Guatemala, Guyana,
Honduras, Mexico, Nicaragua,
Panama, Paraguay, Peru,
Suriname, Uruguay, Venezuela

     Pfizer, Inc. — Out-license of products utilizing our drug delivery technology
In 2000, QLT USA entered into a non-exclusive comprehensive research and worldwide licensing agreement with Pfizer Inc., or Pfizer, to provide Pfizer with rights to our proprietary drug delivery systems in the development of new Pfizer products. The research agreement expired in late 2005. The licence agreement remains in effect with respect to Atrigel-CP-533,536 which Pfizer has in Phase II clinical trials for bone regeneration. Under the license agreement, we have co-manufacturing rights and will receive royalties on the sales of products that are successfully developed and commercialized under this agreement as well as certain milestone payments.
The license agreement with Pfizer is in effect until the expiration of the last of our patent rights licensed to Pfizer and Pfizer patent rights relating to the respective technologies of QLT USA and Pfizer being co-developed under the research agreement. Either of us may terminate the license agreement in the event of a misrepresentation or an unremedied breach by the other party. Pfizer may terminate the license agreement without reason with respect to any product in any country on 30 days notice to QLT USA. Under the terms of the license agreement, each of Pfizer and QLT USA has agreed to provide certain indemnities relating to its obligations under the license agreement.
Product Manufacturing
Visudyne is currently manufactured in stages by several contract facilities located in the U.S., Canada, Europe and Japan. We have supply agreements with Nippon Fine Chemicals of Japan, Parkedale Pharmaceuticals Co., Ltd., Hollister-Stier Laboratories LLC and Orgapharm S.A.S., a subsidiary of Orgasynth, for manufacturing activities in the commercial production of Visudyne. Raylo Chemicals Inc, also manufactures one of the intermediates in the Visudyne process. Raylo has given us notice of termination of that supply agreement which we believe is not effective until January 1, 2010. We are seeking an alternate supplier of that intermediate. The key starting materials for the Visudyne manufacturing process are secured by long-term supply agreements or through inventory safety stocking.
We have previously manufactured our full line of Eligard finished products and Aczone topical dermatological product at a 58,000 square foot manufacturing facility in Fort Collins, Colorado that QLT USA recently sold to Tolmar Pharmaceuticals Inc., or Tolmar. As part of this divestiture, we entered into long-term supply agreement with Tolmar for the supply of Eligard products. We also have other third party suppliers and manufacturers that assist with the supply and manufacture of the Eligard products.
We own substantially all of our laboratory and manufacturing equipment, which we consider to be adequate for our research, development and testing requirements for the foreseeable future.
Financial Information about Segments and Geographic Areas
The geographic information required herein is contained in Note 22 to our Consolidated Financial Statements “Segmented Information” of this Annual Report on Form 10-K and is incorporated by reference herein.
Supply of Medical Lasers Required for Visudyne Therapy
Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We do not manufacture the lasers required to deliver this light. Diode laser systems required for Visudyne therapy are manufactured and sold by medical device companies, including Carl Zeiss-Meditic AG, Lumenis Ltd., and Quantel, Inc. All three companies have portable diode lasers that have been commercially approved for use with Visudyne in the U.S., Europe and elsewhere except that only the Carl Zeiss-Meditic diode laser is commercially available in Japan. Approximately 3,000 of these diode lasers have been placed with medical facilities around the world.

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
We own or license patents covering certain approved uses of Visudyne. U.S. Patent Nos. 4,883,790 and 5,283,225, both of which expire on January 20, 2007, cover methods of treating target tissues and destroying unwanted cells using Visudyne and are owned by UBC and exclusively licensed to us. U.S. Patent No. 5,756,541, expiring on March 11, 2016, with foreign equivalents expiring in 2017, is co-owned by Novartis and us and covers methods of using Visudyne to improve visual acuity in subjects having unwanted ocular neovasculature. U.S. Patent No. 5,798,349, which expires on August 25, 2015, is co-owned by us, Massachusetts General Hospital and Massachusetts Eye and Ear Infirmary and covers methods of treating AMD using Visudyne. U.S. Patent No. 5,770,619, which expires on November 20, 2012, with foreign equivalents expiring in 2013, is owned by UBC and exclusively licensed to us and covers methods of using Visudyne to treat neovasculature involving a reduced interval between drug and light administration. In addition to these patents covering on-label uses of Visudyne, we own or license several other patent applications relating to alternative methods of using Visudyne in the treatment of ocular diseases, including AMD. (See Item 3. Legal Proceedings)
We own or license additional patent applications relating to photodynamic therapy, including numerous other photosensitizers, and methods of using photosensitizers.

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
     Lemuteporfin
Lemuteporfin is a proprietary photosensitizer to which we own or exclusively licensed all rights. Lemuteporfin is protected by granted patents in major markets. All of these patents are jointly owned by UBC and us. UBC has exclusively licensed these patents to us. In the U.S., lemuteporfin is covered by Patent No. 5,929,105 which has an expiration date of May 7, 2017. If lemuteporfin is approved by the FDA for marketing in the U.S., we plan to apply for a term extension for U.S. Patent No. 5,929,105 pursuant to U.S. legislation that allows the extension of the term of one patent relating to a product that is subject to FDA review. In Europe, we own European Patent No. 983273 covering lemuteporfin. This patent has been granted and was subsequently validated in 18 European jurisdictions including France, Germany, Italy, Spain, and the United Kingdom. All of the resultant national patents have an expiration date of May 6, 2018. Where national law allows, we plan to apply for Supplementary Protection Certificates for the patents resulting from European Patent 983273 pursuant to the relevant European Union Regulation. In Japan we own Japanese Patent 3378889 covering lemuteporfin, which has an expiration date of May 6, 2018. We intend to apply for a term extension for this patent. We own additional patent applications covering alternative formulations and methods of use of lemuteporfin.
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
There are three pending lawsuits relating to our patent rights. We discuss those lawsuits in more detail in the section of this report headed “Item 3. Legal Proceedings”.
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
     Visudyne®
In June 2006, Genentech, Inc., or Genentech, commercially launched Lucentis™, an anti-VEGF product, in the U.S. for the treatment of neovascular wet AMD. Although not approved for this use, Avastin® (bevacizumab) from Genentech is also being used extensively by physicians off-label for the treatment of wet AMD, either alone (as monotherapy) or in combination with Visudyne or other therapies. Lucentis and Avastin had a material negative impact on Visudyne sales in the U.S. in 2006 and are expected to continue to be competitive with Visudyne as those products become available in other countries or are used off-label. In early 2007, Novartis Ophthalmics, Genentech’s marketing partner for Lucentis outside of the U.S., announced that it had received approval to market Lucentis in the European Union for the treatment of wet AMD and competition from Lucentis and potentially Avastin in the European Union is expected to negatively affect Visudyne sales in Europe and elsewhere in the world in 2007.
In January 2005, Eyetech Pharmaceuticals, Inc. (now a part of OSI Pharmaceuticals, Inc.), in partnership with Pfizer, commercially launched its product Macugen®, which the FDA has approved for treatment of all forms of wet AMD. Macugen now competes with Visudyne. In February 2006, Eyetech stated that, it marketing partner, Pfizer, Inc., received approval in the European Union to market Macugen for the treatment of wet AMD.
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

In addition to the above, Regeneron Pharmaceuticals, Inc., Allergan/Sirna Therapeutics and a number of other companies are developing or may develop competitive therapies targeted for wet AMD employing different technologies. We also believe that Visudyne could be competing against surgical or other treatments for AMD, including macular translocation, submacular surgery and laser photocoagulation, among others.
     Eligard®
There are a number of approved products on the market which compete with our Eligard products. These include AstraZeneca’s Zoladex® product, Bayer Pharmaceuticals Corporation’s Viadur® product, Watson Pharmaceuticals, Inc.’s Trelstar LA® product, Valera Pharmaceuticals, Inc.’s Vantas® product and Lupron Depot® product owned by TAP Pharmaceuticals, Inc. in the U.S. and elsewhere by Takeda Chemicals or its affiliates or licensees. The patents for the Lupron Depot product have or will be expiring and, as a result, it is expected that generic versions of Lupron Depot will also enter the market and compete with Eligard and other marketed prostate cancer products.
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
     EU Regulation — Approval of medicinal product
Our Visudyne and Eligard products are regulated in the European Union (EU) as medicinal products. Before 1995, the existing EU legislation for approval of medicinal products faced major problems of acceptance not only with the pharmaceutical industry but with the national regulatory agencies of the member states (MS) as well. In 1995, legislation was adopted which established a new and amended system for the registration of medicinal products in the EU. One of the most significant features of this system was the establishment of a European Agency for the Evaluation of Medicinal Products, or EMEA. Under this system, marketing authorization could be submitted using the centralized procedure or the mutual recognition procedure. Recently, new legislation was adopted which offers an additional third option for approval, known as the decentralized procedure. Visudyne was filed with the EMEA and received approval from the European Commission under the centralized procedure. Eligard 7.5mg one month and 22.5 mg three months were filed under the mutual recognition procedure with Germany as the reference member state and is approved in most EU countries. Eligard 45.0 mg six months was also approved by German Regulatory Authorities (Germany acting as the reference member state) with the mutual recognition procedure to be implemented for the other EU countries in 2007. Commercial licensees of QLT are the Marketing Authorisation Holders, or MAHs, and they are responsible for all post-approval regulatory activities and maintenance of the regulatory filings such as variations.
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
Liability and Product Recall
The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product defects. The use of our products in clinical trials and the sale of such products may expose us to liability claims alleged to result from the use of such products. These claims could be made directly by patients or consumers, healthcare providers or others selling the products. In addition, we are subject to the inherent risk that a governmental authority may require the recall of one or more of our products. We currently carry clinical trials and product liability insurance in amounts that we consider to be consistent with industry standards to insure against certain claims that could arise during the clinical studies or commercial use of our products. Such coverage and the amount and scope of any coverage obtained in the future may be inadequate to protect us in the event of a successful product liability claim, and there can be no assurance that the amount of such insurance can be increased, renewed or both. A successful product liability claim could materially adversely affect the business, financial condition or results of operations.
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
Research and Development
During the years ended December 31, 2006, 2005, and 2004, our total research and development expenses were $56.4 million, $63.3 million and $48.7 million respectively. See: “Our Products in Development” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Human Resources
As of February 28, 2007, we had approximately 254 active employees, 160 of whom were engaged in research, development, clinical and regulatory affairs, medical devices, manufacturing and process development, and 94 of whom were engaged in administration, corporate communications, corporate development, finance, information technology, human resource, legal and marketing and sales planning. In December 2006, QLT USA divested its generic dermatology and dental businesses and related manufacturing facility. As a result, approximately 140 employees who work in those areas were transitioned to the purchaser. None of our employees belongs to a labor union and we consider our relationship with our employees to be good. We believe we offer competitive compensation.

OUR EXECUTIVE OFFICERS
The following table sets forth information about our executive officers as of March 1, 2007. The executive officers listed below serve in their respective capabilities at the discretion of our board of directors.

Name	Age	Position
Robert L. Butchofsky	45	President and Chief Executive Officer

Cameron R. Nelson	41	Vice President, Finance and Chief Financial Officer

Alain H. Curaudeau	50	Senior Vice President, Portfolio and Project Management

Linda M. Lupini	47	Senior Vice President, Human Resources and Organizational Development

Alexander R. Lussow	44	Vice President, Business Development

Peter J. O’Callaghan	47	Senior Vice President, Corporate Development and General Counsel
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
Alexander R. Lussow joined QLT in 2006 and is responsible for QLT’s business development activities, including product licensing, acquisitions and strategic partnering opportunities. From March 2001 to November 2004,, Dr. Lussow was the Chief Business Officer and Vice President of Business Development of Gryphon Therapeutics, Inc. where he was responsible for product licensing, strategic alliances, corporate communications and fund raising. Prior to that, from March 1994 to March 2001, Dr. Lussow was the head of business development at Sangstat Medical Corporation (now wholly owned by Genzyme Corp.). Dr. Lussow received his BSc at McGill University in Montreal and his PhD in immunology at the University of Geneva, Switzerland. From 2002 to 2004, Dr. Lussow was an adjunct professor of pharmacology at the University of North Carolina, USA and has worked for the World Health Organization in West Africa.
Peter J. O’Callaghan joined QLT in 2006 and brings more than 20 years of experience as a corporate finance and merger and acquisition lawyer. While in private practice Mr. O’Callaghan advised clients in connection with all types of corporate securities transactions, including public and private equity financings, take-over and issuer bids, providing independent counsel to investment dealers and boards of directors, and regulatory and stock exchange compliance work. Before joining QLT, Mr. O’Callaghan was a senior partner at Blake, Cassels & Graydon LLP. He has been an Adjunct Professor of Law at the University of British Columbia since the beginning of 2006. He is recognized in The Canadian Legal Expert Directory as one of the leading lawyers in Canada. Mr. O’Callaghan holds a Bachelor of Laws and Bachelor of Commerce degrees, both from the University of British Columbia.
Item 1A. RISK FACTORS
In addition to the other information included in this Report, you should consider carefully the following factors, which describe the risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results. The following is a description of important factors that may cause our actual results of operation in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Report relating to our financial results, operations and business prospects. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which it is made.
Risks Relating to Our Business
We may not be successful in addressing competition for Visudyne, Eligard or our other products.

We may be unable to contend successfully with current or future competitors. The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which have access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. We are aware of a number of competitors and potential competitors to our products and the impact on the sales of our products and our revenue from the sales of our products may be material. Some of these competitors are also our collaborators. For example, Novartis Ophthalmics, who has the marketing rights to our product Visudyne, also has rights to market Lucentis outside of the United States, a product that is competitive with Visudyne.
More information on the competitors and potential competitors can be found under Item 1. Business-Competition.
If there is an adverse outcome in the ongoing litigation in which we are or may become involved, our business may be harmed.
We and certain of our subsidiaries are involved in litigation and may in the future become involve in various other litigation in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against QLT Inc. or QLT USA, Inc. which we consider to be potentially material to our business. Litigation is inherently unpredictable, and excessive verdicts do occur which may include a judgment with significant monetary award, including the possibility of punitive damages, a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable and, as occurred in 2006 in the U.S. litigation with TAP Pharmaceuticals, the risk that an injunction could be issued preventing the manufacture, marketing and sale of our products that are the subject of the litigation. Furthermore, we will have to incur substantial expense in defending these lawsuits and the time demands of these lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations. For a description of the material litigation in which we are currently involved, see Item 3 — Legal Proceedings.
We are also from time to time a defendant in other litigation that because either the amount claimed is not material or because we believe that the claim is covered by insurance and that, in our reasonable judgment, we do not expect the damages if we are found liable to exceed the insured limits. However, it is possible that as new information becomes available, the amount of damages in such cases exceeds our insured limits or our insurer ultimately denies full coverage that we may be subject to additional unforeseen damages that could ultimately be material and could have a material adverse effect on our business.
We are dependent on third parties to market Visudyne and Eligard.
We are dependent on third parties for the research, development, and commercialization of our products. A significant portion of our revenue depends on the efforts of Novartis Ophthalmics to market and sell Visudyne. Our strategy for the development and commercialization of our products includes entering into various arrangements with third parties and therefore is dependent on the subsequent success of these third parties in performing their responsibilities under such arrangements.
Although we believe that parties to our collaborative arrangements have an economic incentive to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities generally are not under our control. For example, the terms of our agreement with Novartis Ophthalmics do not restrict Novartis Ophthalmics from commercializing, whether by itself or in collaboration with third parties, non-PDT products that could be competitive with Visudyne. Novartis entered into a license arrangement with Genentech, Inc. in which Novartis Ophthalmics has been granted a license to the rights outside of the United States to Lucentis, a product that has been approved for the treatment of wet AMD, and is a competing product to Visudyne. We cannot predict whether such parties will perform their obligations as expected or whether significant revenue will be derived or sustained from such arrangements. To the extent such parties do not perform adequately under our various agreements with them, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated, and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements. Disputes with a collaborator could delay a program on which we are working with the collaborator and could result in expensive arbitration or litigation, which may not be resolved in our favor.

The success of Visudyne, Eligard and our other products may be limited by governmental and other third-party payers.
The continuing efforts of governmental and third-party payers to contain or reduce the costs of health care may negatively affect the sale of Visudyne, Eligard and our other products. Our ability to commercialize Visudyne, Eligard and our other products successfully will depend in part on the timeliness of and the extent to which adequate reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices, which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. Significant uncertainty exists as to the reimbursement status of newly approved therapeutic products or newly approved product indications.
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
There can be no assurance that any of our applications or re-applications for reimbursement for any of our products will result in approvals or that our current reimbursement approvals for Visudyne, Eligard and our other products will not be reduced or reversed in whole or in part. If we were to have reimbursement reduced or reversed, the market for the affected product may be materially impaired and could materially harm our business and future revenues from that product. For example, while we believe that the results seen in the Visudyne in occult, or VIO, study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S., Europe and elsewhere by the applicable governmental authorities. If they were to reduce or reverse prior reimbursement decisions for Visudyne in the occult form of wet AMD, this could materially adversely affect our future sales and revenue from Visudyne.
We may not successfully develop and launch replacements for our products that lose patent protection.
Most of our products are covered by patents that give us a degree of market exclusivity during the term of the patent. A description of the key patents protecting Visudyne, Eligard, Aczone, Atrigel and our other late stage products are set out in Item 1 under the heading “Patents, Trademarks and Proprietary Rights”. Upon patent expiration, our competitors may introduce products or, in the case of Atrigel, drug delivery technology, using the same technology. As a result of this possible increase in competition, we may need to charge a lower price in order to maintain sales of our products or may lose a competitive advantage and marketability of our Atrigel drug delivery technology which could have a material adverse effect on our business. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our revenue from those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products and/or drug delivery technologies before these and other patents expire. Competition in the pharmaceutical and biotechnology industry for new products is increasing and the amount required to be paid to acquire or in-license new products may be prohibitive and negatively affect our ability to successfully acquire or in-license new products.

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
We have applied for and will continue to apply for patents for certain aspects of Visudyne, Eligard, Aczone and our other products and technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. It is possible that patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, Visudyne and our other products could become subject to competition from the sale of generic products. In addition, we have an exclusive worldwide license from the University of British Columbia, or UBC, (see “Patents, Trademarks and Proprietary Rights” above) for all of the patents and know-how owned by UBC relating to verteporfin (Visudyne), lemuteporfin and certain additional photosensitizers and their use as therapeutics or diagnostics. Under our license agreement with UBC, if we fail to make any required payments to UBC, it would have the right to terminate these licenses. Under our license agreement with Massachusetts General Hospital, or MGH, it would have the right to terminate the license if we defaulted under the agreement and failed to cure such default within 60 days.
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
We are aware that Alcon has initiated a Phase III clinical trial to evaluate the use of Retaane (Anacortave Acetate) as a treatment for patients with the dry form of AMD who are at high risk of developing wet AMD, with the objective of preventing the occurrence of wet AMD. There are also a number of other biotechnology and pharmaceutical companies conducting research towards other treatments for dry AMD. We are also aware of published reports of studies showing that supplemental vitamin therapies reduce the risk of development of wet AMD. If these studies show that new therapies are effective to treat dry AMD or if supplemental vitamin usage becomes common place in patients with dry AMD, the incidence of wet AMD, which often develops in patients initially diagnosed with dry AMD, might be reduced, and Visudyne sales and our revenues could be materially reduced.

We may be unable to manufacture or continue to efficiently manufacture Visudyne, Eligard or our other products in compliance with FDA and other regulatory requirements or our product specifications.
We depend on several third parties in the U.S., Canada, Europe and Japan to manufacture Visudyne and Eligard, and if such third parties fail to meet their respective contractual commitments, we may not be able to supply or continue to supply commercial quantities of the product or conduct certain future clinical testing.
(a) Visudyne
For the manufacture of Visudyne, we are dependent upon Nippon Fine Chemicals, Parkedale Pharmaceuticals Inc., Orgapharm S.A.S. and Hollister-Stier Laboratories LLC to manufacture Visudyne or components thereof. Raylo Chemicals manufactures an intermediate used in manufacturing Visudyne. As a result of the acquisition of Raylo Chemicals by a third party, Raylo Chemicals has given notice of its intention to terminate that manufacturing agreement, which termination we believe will be effective January 1, 2010. We believe we currently have sufficient quantities of that intermediate to meet our anticipated demand for Visudyne and are in the process of identifying alternative manufacturers. In the event we are unable to locate and qualify an alternate manufacturer to Raylo Chemicals, our future supply of Visudyne could be materially affected.
Our agreement with Nippon Fine Chemicals is in effect for a term ending on December 31, 2008. Our agreement with Parkedale Pharmaceuticals Inc. is in effect for a term expiring December 31, 2009. The agreement with Orgapharm is effective for a period of 5 years from the date of commercial approval of the Visudyne component by either the EU regulatory authorities, or the U.S. and the Canadian regulatory authorities, whichever is earlier. The agreement with Hollister-Stier is in effect for 5 years from the date of applicable regulatory approval for the component product, after which it will renew for additional 2 year periods unless one party provides the other with 36 months advance notice of its intention not to renew. Although none of these agreements is terminable by the other party for convenience, if we were to commit a default under or breach of any of such agreements, the other party could terminate such agreement. We may be unable to renew such agreements after their expiry on terms which are commercially acceptable to us.
(b) Eligard
For the manufacture of Eligard we are dependant upon a number of manufacturers and suppliers, principally Tolmar Inc. and Chesapeake Biological laboratories Inc. Tolmar has recently purchased our FDA approved sterile filling and lyophilization (freeze drying) facility in Fort Collins, Colorado. We currently contract with Tolmar for the sterile filling and lyophilization process for the drug syringe as well as the manufacture of the delivery system syringe and final packaging of our Eligard products. We continue to maintain Chesapeake Biological Laboratories (another approved contract manufacturer) as an alternate to outsource the filling and lyophilization of the drug syringe. We rely on these manufacturers for this highly specialized service. Our contract with Tolmar is for a period of seven years commencing December 22, 2006, and automatically extends for successive terms of four years each, unless either party notifies the other party that it does not intend to renew this agreement at least three years prior to the last day of the then current term. Our contract with Chesapeake Biological Laboratories is for a period of two years commencing January 23, 2004, and automatically renews for additional one-year terms unless either party provides notice on non-renewal more than 90 days prior to termination, which has not occurred at this time. If our relationship with Tolmar was to deteriorate or terminate, production of our Eligard products may be temporarily discontinued for several months and result in a material loss of revenue. If our relationship with Chesapeake Biological Laboratories, Inc. were to deteriorate or terminate, we could continue to manufacture the Eligard products at the Tolmar facility.
Our ability to conduct clinical trials and commercialize Visudyne, Eligard and our other products, either directly or in conjunction with others, depends, in large part, on our ability to have such products manufactured at a competitive cost and in accordance with FDA and other regulatory requirements as well as our product specifications. Our contract manufacturers’ manufacturing and quality procedures may not achieve or maintain compliance with applicable FDA and other regulatory standards or product specifications, and, even if they do, we may be unable to produce or continue to produce commercial quantities of Visudyne and our other products at an acceptable cost or margin.

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
We currently depend on third-party suppliers, Carl Zeiss-Meditic, Lumenis and Quantel to provide the laser light delivery devices for Visudyne therapy and to service such devices. Because PDT requires a light source, and in some instances a light delivery system, to be used in conjunction with our photosensitizers, we are dependent on the success of these medical device companies in placing and maintaining light sources with the appropriate medical facilities, in distributing the light delivery systems and servicing such systems as required. Carl Zeiss-Meditic, Lumenis and Quantel supply such lasers to treating physicians directly, and neither QLT nor Novartis Ophthalmics has a supply or distribution agreement with either Carl Zeiss-Meditic, Lumenis or Quantel for the supply of such devices. The relationship between our Company or Novartis Ophthalmics and such suppliers, under which we or Novartis Ophthalmics provides support and assistance to such suppliers, is an informal collaboration only. If one or more of the medical device companies with whom we or Novartis Ophthalmics have such collaborations cease to carry on business, or if they no longer supply complementary light sources or light delivery systems or if they or we are unable to achieve the appropriate placements of light sources and ensure an uninterrupted supply and ongoing maintenance of light delivery systems to treating physicians, sales of Visudyne and our revenues from the sale of Visudyne may be materially adversely affected.
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
The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne, Eligard and our other product candidates may expose us to liability claims allegedly resulting from the use of these products. These claims might be made directly by consumers, healthcare providers or others selling our products. We carry clinical trials and product liability insurance to cover certain claims that could arise during the clinical trials for our product candidates or during the commercial use of Visudyne, Eligard or our other products. Such coverage, and any coverage obtained in the future, may be inadequate to protect us in the event of a successful product liability claim, and we may not be able to increase the amount of such insurance or even renew it. A successful product liability claim could materially harm our business. In addition, substantial, complex or extended litigation could cause us to incur large expenditures and divert our management’s attention from ongoing business concerns and interfere with our normal operations.
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
As part of our new strategic direction we have made significant changes to both management and organizational structure. We recently announced further restructuring and the divestiture of our dental business and our non-core dermatology assets and related manufacturing facilities. As a result of this, morale may be lowered and key employees may decide to leave, or may be distracted from their usual roles. This could result in delays in development projects, failure to achieve targets or other disruption to the business.
Research, Development and Regulatory Risks
We may not be successful in our efforts to develop, license or acquire new products in targeted therapeutic segments.
A key element of our strategy is to develop a portfolio of new drugs in our targeted therapeutic areas. We are seeking to do so through our internal research programs and through licensing or otherwise acquiring the rights to potential new drugs and drug targets in targeted therapeutic segments. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.
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
Our future prospects could suffer if we fail to develop and maintain sufficient levels of patient enrolment in our current or future clinical trials. Delays in planned patient enrollment may result in increased costs, delays or termination of clinical trials, which could materially harm our future prospects.
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
Drugs manufactured or distributed pursuant to the FDA’s approval are subject to pervasive and continuing regulation by the FDA, certain state agencies and various foreign governmental regulatory agencies such as the EMEA. Manufacturers are subject to inspection by the FDA and regulatory agencies from other jurisdictions. We must comply with a host of regulatory requirements that usually apply to drugs marketed in the U.S. and elsewhere, to our clinical development programs and to investigator sponsored studies that we may from time-to-time support, including but not limited to labeling regulations, Good Manufacturing Practice requirements, adverse event reporting and general prohibitions against promoting products for unapproved or “off-label” uses imposed by the FDA and regulatory agencies in other jurisdictions. Our failure to comply with applicable requirements could result in sanctions being imposed on us. These sanctions could include warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the U.S. or elsewhere, FDA or other regulatory agency refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.
We, our contract manufacturers, all of our subsuppliers, as well as the suppliers of the medical lasers required for Visudyne and other PDT therapy, are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission, the FDA and other regulatory agencies in other jurisdictions. We, our contract manufacturers, subsuppliers and laser suppliers may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us, or any of these manufacturers, subsuppliers or suppliers to comply with such requirements or the adoption of new requirements could materially harm our business.
As noted above, all of our contract manufacturers must comply with the applicable FDA cGMP regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMP regulations and other applicable regulatory requirements, the availability of marketed products for sale could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have full control over our third-party manufacturers’ compliance with these regulations and standards. The loss of a contract manufacturer could have a negative effect on our sales, margins and market share, as well as our overall business and financial results.
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
Although we were profitable for the years 2000-2003, 2004 was impacted by a charge of $236.0 million for purchase of in-process research and development related to the Atrix acquisition, 2005 was impacted by a $410.5 million non-cash charge for impairment of goodwill and other intangible assets that resulted from the Atrix acquisition, and 2006 was impacted by a litigation settlement charge of $112.5 million related to ongoing patent litigation. Future operating performance and profitability are not certain. Our accumulated deficit at December 31, 2006 was approximately $ 603.3 million.
Our operating results may fluctuate from period to period for a number of reasons. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:

1.	lower than expected revenues from sales of Visudyne or Eligard;

2.	changes in pricing strategies or reimbursement levels for Visudyne or Eligard;

3.	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months;

4.	high levels of marketing expenses for Visudyne or the launch of additional competitors to Visudyne or Eligard;

5.	fluctuations in currency exchange rates;

6.	unfavorable outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical industries Ltd. and Takeda Pharma Gmbh;

7.	unfavorable outcome in the litigation commenced by Massachusetts Eye and Ear Infirmary against QLT;

8.	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne, Eligard, Aczone and our other products and candidates; and

9.	increased operating expenses as a result of product, technology or other acquisitions or business combinations.
Future sales of Visudyne, Eligard and our other products may be less than expected.
Our prospects are dependent on the sales of Visudyne, Eligard and our other products. Our revenues to date have consisted largely of revenue from product sales of Visudyne or Eligard. If sales of Visudyne or Eligard, beyond levels that we anticipate, fail to occur it would have a material adverse effect on our business, financial condition and results of operations.
In addition, our revenues from Visudyne, Eligard and our other products licensed to third parties could vary significantly in future periods.
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources.
Significant judgement is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes and or effective income tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, future levels of R&D spending, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretation of existing accounting pronouncements, such as those described in Note 3 to the Consolidated Financial Statements, can have a material impact on our effective income tax rate.
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

As of December 31, 2006, we had approximately $172.5 million of convertible debt bearing interest at the rate of 3% per annum and due in 2023. On each of September 15, 2008, 2013 and 2018, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, that date. On the occurrence of certain events, such as a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by us. In the event that the holders of the convertible debt elect to require repayment of the debt instead of conversion to our common shares, our ability to make payments on and to refinance our indebtedness, including our convertible debt obligation, and to fund planned capital expenditures, R&D, as well as stock repurchases and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
The market price of our common shares is extremely volatile.
The stock prices of biopharmaceutical companies, including QLT, are extremely volatile, and it is likely that the market price of our common shares will continue to be highly volatile and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.
Various provisions of our charter and our shareholder rights plan may have the effect of impeding a change in control that are beneficial to our shareholders.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
In Vancouver, British Columbia, Canada, we own and occupy a 160,000 square foot facility on the 2.3 acre site where our head office, certain research facilities and pilot manufacturing facility are located. We also own an additional 2.6 acres of land immediately adjacent to our head office facilities. At present, we have no plans to construct facilities on our adjacent site. As a result of reduced space requirements following the restructuring announced in the fourth quarter of 2006, in February 2007 we sublet approximately 33,000 square feet of that building to a third party, which lease has an initial four year term from April 1, 2007 to March 31, 2007. The tenant has the right to terminate the lease after 3.5 years and, unless we notify the tenant that we desire the leased premises for our own use, the tenant has the option to renew the lease for up to two additional renewal terms of one year each.
In the U.S., we lease 43,000 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires at the end of August, 2008, which may be renewed for two additional three year terms. As a result of our recent restructuring and the sale of our generic dermatology and dental businesses, our space requirement in Fort Collins has been reduced and we have sub-let a portion of our leased office and research space in Fort Collins to Tolmar, the purchaser of our generic dermatology and dental businesses.
We believe that our existing facilities are adequate to meet our needs for the foreseeable future.
Item 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims arising in the ordinary course of business. We cannot determine the ultimate liability with respect to such legal claims at this time.
(a) Eligard Patent Litigation
United States Patent Litigation
In 2003, plaintiffs TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against QLT USA, Inc. and co-defendant Sanofi-Synthelabo, Inc. in the U.S. federal court in the Northern District of Illinois Eastern Division (Case No. 1:03-CV-7822). TAP and its co-plaintiffs alleged that QLT USA and Sanofi-Synthelabo willfully infringed U.S. Patent No. 4,728,721 (the “‘721 patent”) by the manufacture and sale in the United States of the Eligard® product line and sought injunctive relief, damages, and an award of attorneys’ fees and costs against QLT USA and Sanofi-Synthelabo (the “TAP Litigation”).
On February 9, 2007, QLT USA, Inc. entered into a Settlement, Release and Patent License to settle the litigation captioned “TAP Pharmaceutical Products Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd. v. Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc.”, No. 03-C-7822, in the United States District Court for the Northern District of Illinois and the appeal pending therefrom in the United States Court of Appeals for the Federal Circuit. QLT USA, Sanofi-Synthelabo, Takeda Chemical Industries, Ltd. (“Takeda”), Wako Pure Chemical Industries, Ltd. (“Wako”), TAP Pharmaceutical Products Inc. (“TAP”) and Abbot Laboratories, Ltd. (“Abbot”) were parties to the settlement agreement. The settlement resolved that litigation initiated by TAP and its co-plaintiffs regarding U.S. patent no. 4,728,721.
Under the terms of the settlement agreement, and without admitting liability, QLT USA paid TAP $112.5 million and Sanofi-Synthelabo paid TAP $45.0 million, for an aggregate settlement amount of $157.5 million. The settlement agreement provides that TAP and its co-plaintiffs will release their claims made in the United States litigation against QLT USA and Sanofi-Synthelabo and each of TAP, Takeda, Wako and Abbott will grant QLT USA a transferable, non-exclusive, perpetual, royalty-free license under any of their past and future patents to make, use and sell QLT USA’s currently-marketed Eligard® products in the United States and Canada. The District Court and the Court of Appeals entered orders dismissing the respective litigation on February 15, 2007 and February 12, 2007, respectively.
In connection with the settlement agreement, on February 9, 2007, QLT USA and Sanofi-Synthelabo entered into an amended and restated Contribution Agreement to provide for, among other things, the dollar amount each party has agreed to contribute under the settlement agreement.
As a result of this settlement, we recorded a charge of US$112.5 million in our consolidated 2006 results. As of December 31, 2006, before payment of the settlement amount, our consolidated total cash, short-term investments, long-term investments and escrowed funds was approximately $378 million.

Germany Patent Litigation
On June 1, 2004, QLT USA’s Eligard marketing licensee for Eligard, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of the European counterpart to the ‘721 patent, European Patent 0 202 065 (the “’065 patent”). The ‘065 patent expired on May 6, 2006.
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
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit are null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako have appealed that decision. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision. The German lawsuits relating to the ‘065 patent were not resolved by the settlement agreement reached in connection with the ‘721 lawsuit in the United States.
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
In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI’s complaint in Civil Action No. 00-10783-JLT. The Court granted our motion, dismissing all of MEEI’s claims. With respect to our counterclaim requesting correction of inventorship of U.S. Patent No. 5,789,349 (the "'349 patent”) to add an additional Massachusetts General Hospital (“MGH”) inventor, the Court stayed the claim pending the outcome of the trial described below.
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
On November 6, 2006, a federal jury found QLT liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay to MEEI a royalty of 3.01% on net sales of Visudyne worldwide. It remains for the court to determine whether this relates to future sales, or past and future sales of Visudyne. The trial judge will now consider post-trial motions including whether the decision of the jury is of an advisory nature only or whether the judge will make his determination of liability and damages, if any. From the time Visudyne was launched in 2000 to December 31, 2006, net sales of Visudyne have totaled approximately $2.3 billion worldwide. The jury determined that the unfair trade practices were not committed knowingly or willfully and therefore declined to award enhanced damages. Any award may include interest at court imposed rates and

MEEI’s attorneys’ fees. We have filed post-trial motions addressing the effect of the jury’s verdict and to continue to vigorously pursue the defense of this case. It is uncertain when final judgment will be entered.
The Second MEEI Lawsuit
In May 2001 the United States Patent Office issued United States Patent No. 6,225,303 (the “’303 Patent”) to MEEI. The ‘303 Patent is derived from the same patent family as the Patent in issue in the first suit, the ‘349 patent, and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin (the active pharmaceutical ingredient in Visudyne®). The patent application which led to the issuance of the ‘303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the ‘349 patent, named only MEEI researchers as inventors.
In May 2001, MEEI filed suit against us and Novartis Ophthalmics, Inc. in the United States District Court for the District of Massachusetts alleging infringement of the ‘303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement. We denied the complaint and raised a number of affirmative defenses, including incorrect inventorship, and asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the ‘303 patent. In addition, MGH intervened in the case requesting correction of inventorship on the ‘303 Patent to add three MGH scientists and one QLT scientist as joint inventors of the claimed inventions.
In 2004, we and MGH moved to correct inventorship on the ‘303 Patent. In January 2005, the Court granted partial summary judgement ordering that the ‘303 Patent be corrected to add QLT’s scientist as a joint inventor. Because the Court’s partial ruling made QLT a co-owner of the patent, the Court dismissed MEEI’s complaint for infringement. MEEI appealed that decision to the Court of Appeals for the Federal Circuit. In early October, 2006, the Court of Appeals for the Federal Circuit overturned that summary judgement on the basis that there were issues of fact that remain to be determined. The case has been remanded to the district court.
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
(c) Effect of the German Eligard Patent Litigation and MEEI Litigation
The final outcome of the German Eligard patent litigation and MEEI litigation is not presently determinable or estimable and accordingly, no amounts have been accrued. There can be no assurance that the matters will finally be resolved in favor of QLT USA’s German licensees of Eligard or in our favor. If the German Eligard patent litigation is not resolved favorably, QLT USA’s German licensees could be found liable for damages and those licensees may attempt to assert a claim against QLT USA for indemnification of all or part of such damages. If the MEEI litigation is not resolved favorably, QLT could be liable for damages. While we cannot estimate the potential damages in the German Eligard patent litigation and MEEI litigation, or what level of indemnification by QLT USA, if any, will be required in connection with the German Eligard patent litigation under the agreements with its German licensees, MediGene and Yamanouchi (now Astellas), the amount of damages and indemnification could be substantial, which could have a material adverse impact on our financial condition. Alternatively, the German Eligard patent litigation and/or MEEI litigation could be resolved favorably or could be settled. An outcome could materially affect the market price of our shares, either positively or negatively. We will continue to aggressively pursue the German Eligard patent litigation and MEEI litigation defenses, and potential settlement discussions.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2006.

PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER
            PURCHASES OF EQUITY SECURITIES
Common Share Information
Our common stock is traded in Canada on the Toronto Stock Exchange under the symbol “QLT” and in the U.S. on The NASDAQ Stock Market under the symbol “QLTI”. The following table sets out, for the periods indicated, the high and low closing sales prices and trading volumes of the common shares, as reported by the Toronto Stock Exchange and The NASDAQ Stock Market.

	The Toronto Stock Exchange			The NASDAQ Stock Market
	High	Low	Volume	High	Low	Volume
	(CAD$)	(CAD$)		(U.S.$)	(U.S.$)
2006

Fourth Quarter	$10.35	$8.62	12,196,874	$8.98	$7.69	55,168,839
Third Quarter	8.86	7.10	7,124,433	7.92	6.28	45,308,444
Second Quarter	9.37	7.53	8,951,607	8.31	6.77	51,772,917
First Quarter	8.99	6.84	11,896,512	7.82	5.95	98,016,067

2005

Fourth Quarter	$9.20	$7.03	28,212,418	$7.92	$6.05	74,122,811
Third Quarter	13.55	8.15	19,319,201	11.12	6.96	83,556,511
Second Quarter	15.55	11.87	26,225,580	12.67	9.47	71,776,758
First Quarter	21.04	15.02	23,604,803	17.19	12.37	71,802,369
The last reported sale price of the common shares on The Toronto Stock Exchange and on The NASDAQ Stock Market on February 26, 2007 was CAD $10.46 and U.S. $9.08, respectively.
As of February 15, 2007, there were 2,100 registered holders of our common shares, 1,946 of whom were residents of the U.S. Of the total 75,254,215 common shares outstanding, the portion held by registered holders resident in the U.S. was 40,950,899 or 54.42%.

Share Price Performance Graph
The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 30, 2005	Dec. 29, 2006
QLT Total Return	100.00	33.09	60.49	47.48	18.44	24.37
S&P/TSX Composite Index	100.00	86.03	106.93	120.27	146.61	167.89
NASDAQ Biotechnology Index	100.00	54.15	64.86	63.82	63.50	64.28
The graph above assumes CAD$100 invested on December 31, 2001 in common shares of QLT and in each index converted, where applicable, to Canadian dollars at the Bank of Canada close rate in effect on each date. The share price shown above for the common shares is historical and not indicative of future price performance.
The forgoing graph and chart shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.
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
Gains on sales or other dispositions of the common shares of our Company by a U.S. resident generally are not subject to Canadian income tax, unless the shareholder realizes the gains in connection with a business carried on in Canada with respect to such shares. A gain realized upon the disposition of the common shares by a U.S. resident that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention.
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
U.S. Federal Tax Information
Distributions with respect to our common shares generally will be taxable as dividends to the extent of our Company’s earnings and profits, determined under U.S. tax principles, subject to the same preferential rate that applies to long-term capital gain (currently, 15% for individual Holders). Under current law, for taxable years beginning after December 31, 2010, distributions will be taxed at ordinary rates without the benefit of such preferential rates.
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
Special rules apply to U.S. Holders that hold stock in a “passive foreign investment company” (“PFIC”). A foreign corporation generally will be a PFIC for any taxable year in which either (i) 75% or more of its gross income is passive income or (ii) 50% or more of the average value of its assets consist of assets that produce, or that are held for the production of, passive income. For this purpose, passive income generally includes, among other things, interest, dividends, rents, royalties, gains from the sale of property that gives rise to dividends, interests, rents and royalties and gains from certain commodities transactions.
We believe that our Company was not a PFIC in 2006. However, there can be no assurance that our Company will not be considered a PFIC in a future taxable year, because status under the PFIC rules is based in part on factors not entirely within the Company’s control (such as market capitalization).
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

Item 6. SELECTED FINANCIAL DATA
Annual Financial Data

Year Ended December 31,	2006(5)	2005(4)	2004(2)(3)	2003	2002

(In thousands of U.S. dollars except per share information)

CONSOLIDATED STATEMENT OF OPERATIONS DATA

Total revenues	$175,090	$229,837	$184,755	$146,750	$110,513
Research and development expenses	56,428	63,330	48,698	44,905	42,252
(Loss) income from continuing operations	(83,415)	(313,484)	(163,204)	44,817	13,595
(Loss) income before extraordinary gain	(101,605)	(325,412)	(178,226)	44,817	13,595
Net (loss) income	(101,605)	(325,412)	(165,709)	44,817	13,595
Basic net (loss) income per common share:
Continuing operations	(0.99)	(3.38)	(2.23)	0.65	0.20
Discontinued operations	(0.22)	(0.13)	(0.20)	—	—
Extraordinary gain(3)	—	—	0.17	—	—

Net (loss) income	(1.20)	(3.51)	(2.26)	0.65	0.20

Diluted net (loss) income per common share:
Continuing operations	(0.99)	(3.38)	(2.23)	0.59	0.20
Discontinued operations	(0.22)	(0.13)	(0.20)	—	—
Extraordinary gain(3)	—	—	0.17	—	—

Net (loss) income	(1.20)	(3.51)	(2.26)	0.59	0.20

CONSOLIDATED BALANCE SHEET DATA

Cash, cash equivalents and short-term investment securities	$374,216	$465,615	$379,852	$495,430	$207,935
Working capital	323,511	514,713	465,826	556,733	260,127
Total assets	639,106	776,494	1,116,249	634,722	345,841
Long term debt	172,500	172,500	172,500	172,500	—
Total shareholders’ equity	303,214	526,111	856,779	433,371	313,545

     For all years presented there were no cash dividends per common share.
Quarterly Financial Data (1)
Set out below is selected consolidated financial information for each of the fiscal quarters of 2006 and 2005.

Three Months Ended	December 31	September 30	June 30	March 31

(In thousands of U.S. dollars except per share information)

2006 (5)

Total revenues	$38,636	$38,246	$47,796	$50,412
Gross Profit	28,643	27,780	36,245	40,231
Research and development expenses	12,724	13,564	15,767	14,373
Net (loss) income from continuing operations	(110,505)	6,195	8,240	12,654
Net (loss) income	(117,476)	(3,746)	7,484	12,133
Basic net (loss) income per common share
Continuing operations	(1.47)	(0.07)	0.09	0.14
Discontinued operations	(0.09)	(0.12)	(0.01)	(0.01)
Net (loss) income	(1.56)	(0.04)	0.08	0.13
Diluted net (loss) income per common share
Continuing operations	(1.47)	(0.07)	0.09	0.14
Discontinued operations	(0.09)	(0.12)	(0.01)	(0.01)
Net (loss) income	(1.56)	(0.04)	0.08	0.13

2005(4)

Total revenues	$47,386	$61,130	$59,627	$61,695
Gross Profit	37,561	48,236	49,821	48,165

Three Months Ended	December 31	September 30	June 30	March 31

Research and development expenses	16,300	15,701	17,348	13,991
Net (loss) income from continuing operations	(362,829)	14,290	18,160	16,896
Net (loss) income	(370,393)	12,899	16,826	15,256
Basic net (loss) income per common share
Continuing operations	(3.96)	0.15	0.20	0.18
Discontinued operations	(0.08)	(0.02)	(0.01)	(0.02)
Net (loss) income	(4.04)	0.14	0.18	0.16
Diluted net (loss) income per common share
Continuing operations	(3.96)	0.15	0.20	0.18
Discontinued operations	(0.08)	(0.02)	(0.01)	(0.02)
Net (loss) income	(4.04)	0.14	0.18	0.16

(1)	The basic and diluted income (loss) per share are determined separately for each quarter. Consequently, the sum of the quarterly amounts may differ from the annual amounts disclosed in the consolidated financial statements as a result of using different weighted average numbers of shares outstanding.

(2)	On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., or Kinetek, a privately held biopharmaceutical company based in Vancouver, British Columbia that focused on discovery and development of new targets and therapies, for $2.4 million. The extraordinary gain in fiscal 2004 of $12.5 million resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by us.

(3)	On November 19, 2004, we completed our acquisition of Atrix Laboratories, Inc., or Atrix, for $870 million. The impact of this acquisition on 2004 operations includes: total revenues of $5.0 million, a $236.0 million charge for purchased in-process research and development, and amortization of acquired intangibles of $0.9 million.

(4)	During the fourth quarter of 2005, events and circumstances indicated impairment of goodwill and intangible assets acquired in connection with our acquisition of Atrix in November 2004. As a result, we recorded a non-cash charge of $410.5 million to reduce the carrying value of our goodwill to $104.0 million and our intangible assets to $6.9 million.

(5)	On February 9, 2007, QLT USA and Sanofi-Synthelabo entered into a Settlement, Release and Patent License to settle the TAP Litigation, and without admitting liability, QLT USA paid $112.5 million and Sanofi-Synthelabo paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in our results for 2006. (See Item 3 — Legal Proceedings and Note 23 to “Notes to the Consolidated Financial Statements”).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying 2006 consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America, or U.S. All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate”, “project”, “expect”, “forecast”, “outlook”, “plan”, “intend”, estimate”, “should”, “may”, “assume”, “continue”, and variations of such words or similar expressions are intended to identify our forward-looking statements. Forward looking statements include, but are not limited to, those in which we state:
•	anticipated levels of future sales of our products;

•	anticipated future operating results;

•	our expectations as to the outcome of the patent related litigation commenced by Massachusetts Eye and Ear Infirmary against us;

•	our expectations as to the outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical industries Ltd. and Takeda Pharma Gmbh;

•	the anticipated timing and progress of clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for, receipt of and our ability to maintain regulatory approvals for our products;

•	the anticipated timing for, receipt of and our ability to maintain reimbursement approvals for our products in development; and

•	our expectation as to our eligibility for certain tax benefits resulting from new tax legislation in effect in the Province of British Columbia.
We caution that actual outcomes and results may differ materially from those expressed in our forward-looking statements because such statements are predictions only and they are subject to a number of important risks factors and uncertainties. Risk factors and uncertainties could cause actual results to differ from what is expressed or implied by our forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. These statements, like all statements in this Report, speak only as of the date of this report, unless an earlier date is indicated, and, except as required by law and the rules and regulations of the SEC and Canadian regulatory authorities, we undertake no obligation to update or revise the statements.
OVERVIEW
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize two unique technology platforms, photodynamic therapy and Atrigel®, to create products such as Visudyne® and Eligard®.
QLT was formed in 1981 under the laws of the Province of British Columbia, Canada. In November 2004, we acquired Atrix Laboratories, Inc., (now QLT USA, Inc. or “QLT USA”) a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. With our acquisition of Atrix in 2004, we expanded and diversified our consolidated portfolio of approved products, products in development or under regulatory review, and proprietary technologies. (For product revenues, see our Consolidated Financial Statements — Note 15).

Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our lead commercial product, Visudyne, utilizes PDT to treat the eye disease known as wet age related macular degeneration, or wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe.
Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or CNV, and in over 50 countries for the form of wet AMD known as occult subfoveal CNV. Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. It is also approved in more than 60 countries, including the U.S., Canada and the European Union countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland (“Novartis Ophthalmics”) and is manufactured by QLT and sold by Novartis Ophthalmics under the terms of a co-development, manufacturing and commercialization agreement with Novartis Ophthalmics
In addition to our lead commercial product Visudyne, we market (through commercial licensees) the Eligard line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including 25 European countries, Canada, Australia, New Zealand, India and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) is approved in Canada, Australia, New Zealand and India while Eligard 45.0-mg (six-month) is approved in Germany, Canada, Australia and India.
Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005 and by Health Canada in June 2006. Although Aczone is approved in the U.S and Canada, it is not yet marketed. Based on a post-approval commitment requested by the FDA, we conducted a Phase IV clinical trial of Aczone™ in more than 50 patients with G6PD deficiency and communicated the positive outcome of this study in November 2006. We intend to submit a label revision supplement to the FDA during the second quarter of 2007. A decision with respect to the commercialization of Aczone is pending the outcome of this submission to the FDA to remove the restriction currently on the approved label for the product.
Our efforts to increase our portfolio of products are ongoing. We carry out research and pre-clinical projects in our core therapeutic areas of ophthalmology and dermatology. We also conduct research and development work on product candidates using the Atrigel drug delivery system in a number of other therapeutic areas that we are currently considering divesting or out-licensing at the appropriate time and from which we can potentially derive royalty and other revenue upon commercialization.
To focus our business on the research and development of proprietary products in our core therapeutic areas, in December 2006, the generic dermatology business, dental business and the manufacturing facility of QLT USA, in Fort Collins, Colorado, were sold to Tolmar.
RECENT DEVELOPMENT
On February 9, 2007, our subsidiary, QLT USA, Inc., and Sanofi-Synthelabo entered into a Settlement, Release and Patent License agreement with TAP Pharmaceutical Products Inc. and its co-plaintiffs related to patent litigation initiated by TAP and its co-plaintiffs in 2003. Under the terms of the settlement agreement, and without admitting liability, QLT USA paid $112.5 million and Sanofi-Synthelabo paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in our 2006 results. (See Item 3 — Legal Proceedings and Note 23 “Consolidated Financial Statements”).
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
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiaries. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss). There are no significant estimates involved in applying the current rate method. As of December 31, 2006, our accumulated other comprehensive income totalled $83.5 million.
Revenue Recognition
Net Product Revenue
Our net product revenues are primarily derived from sales of Visudyne® and Eligard®.
With respect to Visudyne, under the terms of our PDT Product Development, Manufacturing and Distribution Agreement with Novartis Ophthalmics of Switzerland we are responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of Novartis Ophthalmics’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis Ophthalmics has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis Ophthalmics’ ability to market and distribute Visudyne to end customers.
We record product revenue from Visudyne based on the final net proceeds reconciliation provided by Novartis Ophthalmics at the end of each reporting period. The net proceeds reconciliation is based on actual sales of Visudyne less actual marketing, distribution, inventory, and royalty costs. This reconciliation is provided by Novartis Ophthalmics on a timely basis based upon mutually agreed upon dates. We evaluate the accuracy and completeness of the information by holding regular discussions with Novartis Ophthalmics, comparing to historical results as well as comparing to our internal forecasts. Furthermore, we conduct periodic audits of selected records of Novartis Ophthalmics and/or its affiliates to ensure that revenue and expenses are recorded accurately. No material adjustments have resulted from these audits.
With respect to Eligard, under the terms of the license agreements with our commercial licensees, we are responsible for the manufacture of Eligard and receive from our commercial licensees an agreed upon sales price upon shipment to them which may be more or less than our costs to manufacture Eligard. We also earn royalties from certain commercial licensees based upon their sales of Eligard products to end customers, which royalties are included in net royalty revenue. We recognize net revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our commercial licensees, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our commercial licensees. Our Eligard commercial licensees are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our commercial licensees.

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
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to end customers. Cost of sales related to the production of various Eligard products are charged against earnings in the period of the related product sale to our commercial licensees. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and various Eligard products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. There are three areas within our inventory costing system that require significant management judgment and estimates: (a) annual production volume, (b) overhead allocation, and (c) provision for non-completion of product inventory. These three areas are described below:
(a) We estimate our production volume at the beginning of the year in order to arrive at a per unit allocation of fixed costs. Our estimate of production volume is based on our forecast of product sales and is updated periodically.
(b) We estimate our overhead expenses in the beginning of the year in order to arrive at a per unit allocation of overhead. Our estimate of overhead expenses is based on historical experience and the projected production volume. We update our estimate on a periodic basis based on the latest information. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our commercial licensees or in the case of Visudyne, by Novartis Ophthalmics to third parties.
(c) We record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs up to $1.2 million, depending on the product and the stage of production.
While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads. We had previously provided a reserve for obsolescence of our Eligard and generic dermatology inventory and component materials based on our periodic evaluation of potential obsolete inventory and our history of inventory obsolescence. In December 2006, our subsidiary sold our generic dermatology and dental businesses and the manufacturing facility in Fort Collins, Colorado, that produces both Eligard and generic dermatology products to Tolmar and entered into a supply agreement with Tolmar for the supply of Eligard products. As a result, we reduced our provision for obsolescence as it primarily relates to raw materials that are now managed by Tolmar.
Stock-Based Compensation
In the past, we accounted for our stock-based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provided pro forma disclosures of net income and net income per share.
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
For the year ended December 31, 2006, stock based compensation of $4.2 million was expensed as follows: $2.4 million to research and development costs, $1.3 million to selling, general and administrative costs, $0.4 million to discontinued operations and a negligible amount to cost of sales. The assumptions used for options granted during 2006 included a volatility factor of 44.5%, a 3.0 year term until exercise, and a 4.1% risk free interest rate.
Research and Development
Research and development, or R&D, costs are expensed as incurred and consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Significant management judgment is required in the selection of an appropriate methodology for the allocation of overhead expenses. Our methodology for the allocation of overhead expenses utilizes the composition of our workforce as the basis for our allocation. Specifically, we determine the proportion of our workforce that is dedicated to R&D activities and allocate to our R&D expense the equivalent proportion of overhead expenses. We consider this method the most reasonable method of allocation based on the nature of our business and workforce. Changes in the composition of our workforce and the types of support activities are factors that can influence our allocation of overhead expenses. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred. R&D costs also include funding provided to collaborative partners for joint R&D programs.
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits are included as part of the provision for income taxes. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, results of tax audits by tax authorities, future levels of research and development spending, and changes in overall levels of pre-tax earnings. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. (See Note 18 — Income Taxes in “Notes to the Consolidated Financial Statements”.)
Assets Held for Sale and Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. We cease to record depreciation or amortization expense at that time. Our assets held for sale included certain non-core assets, particularly the generic dermatology business, dental business and related manufacturing facility of QLT USA. In December 2006, we completed the sale of these assets and recorded a loss on disposal, net of tax, of $8.0 million. This amount was included in our loss from discontinued operations. The results of operations for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. Additionally, segment information does not include the results of businesses classified as discontinued operations.
Legal Proceedings
We are involved in a number of legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal proceedings, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot reasonably be estimated, no liability is recorded in the consolidated financial statements.
On February 9, 2007, QLT USA and Sanofi-Synthelabo entered into a Settlement, Release and Patent License to settle the TAP litigation in the United States and, without admitting liability, QLT USA paid $112.5 million and Sanofi-Synthelabo paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in 2006.
As of December 31, 2006, except for the liability accrued in relation to the settlement with TAP, no reserve has been established related to legal proceedings. (See Item 3 - Legal Proceedings and Note 23 — Contingencies — in “Notes to the Consolidated Financial Statements.”)
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
During the first quarter of 2006, we initiated an active plan to divest our non-core assets, including the generic dermatology and dental businesses and related manufacturing facility of QLT USA, and reclassified these assets, including acquired intangible assets, as assets held for sale for both current and prior periods. As a result, we ceased recording depreciation and amortization expenses in relation to these assets. Assets held for sale were recorded at the lower of their carrying value or their estimated fair value less costs to sell. During the third quarter of 2006, we recorded an impairment charge of $8.6 million as events and circumstances indicated an impairment to our assets held for sale. The determination of the fair value of assets held for sale was based on future discounted cash flows and requires significant judgements and estimates. In December 2006, we completed the sale of the generic dermatology and dental businesses and related manufacturing facility of QLT USA to Tolmar.
Impairment of Goodwill
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix (now QLT USA). In December 2006, we completed the sale of the generic dermatology and dental businesses and related manufacturing facility of QLT USA. In accordance with SFAS 142, goodwill associated with the disposed businesses was included in the disposal and the remaining goodwill was tested for impairment. We did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount. Our estimates of fair value were based upon factors such as projected future revenue, probability of success of our products in development, and other uncertain elements requiring significant judgements. While we use available information to prepare our estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests in future periods may result in impairment charges which could materially impact our future reported results.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005
For the year ended December 31, 2006, we recorded a net loss of $101.6 million, or $1.20 per common share. These results compare to a net loss of $ $325.4 million, or $3.51 per common share, for the year ended December 31, 2005. Detail discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
Net product revenue was determined as follows:

	For the year ended
	December 31,
(In thousands of U.S. dollars)	2006	2005

Visudyne® sales by Novartis Ophthalmics	$353,759	$483,762
Less: Marketing and distribution costs(1)	(132,669)	(142,244)
Less: Inventory costs(2)	(18,275)	(24,060)
Less: Royalties to third parties(3)	(7,545)	(10,699)

	$195,270	$306,759

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne sales	$97,635	$153,379
Add: Advance on inventory costs from Novartis Ophthalmics(4)	15,063	18,932
Add: Royalties reimbursed to QLT(5)	7,622	10,431
Add: Other costs reimbursed to QLT(6)	9,046	4,496

Revenue from Visudyne® sales	$129,366	$187,238

Net product revenue from Eligard®	22,494	16,808

	$151,860	$204,046

(1)	“Less: Marketing and distribution costs”

This represents Novartis Ophthalmics’ cost of marketing, promoting, and distributing Visudyne, as well as certain specified costs incurred and paid for by QLT, determined in accordance with the PDT Product Development, Manufacturing, and Distribution Agreement between QLT and Novartis Ophthalmics. The costs incurred by Novartis Ophthalmics are related to its sales force, advertising expenses, marketing, and certain administrative overhead costs. The costs incurred by us include marketing support, legal and administrative expenses that we incur in support of Visudyne sales.

(2)	“Less: Inventory costs”

This represents Novartis Ophthalmics’ cost of goods sold related to Visudyne. It includes the cost of bulk Visudyne we ship to Novartis Ophthalmics, plus Novartis Ophthalmics’ packaging and labeling costs, freight and custom duties.

(3)	“Less: Royalties to third parties”

This represents the royalty expenses we incur and charge to Novartis Ophthalmics pursuant to the PDT Product Development, Manufacturing and Distribution Agreement between QLT and Novartis Ophthalmics. The amounts are calculated by us based on specified royalty rates from existing license agreements with our licensors of certain Visudyne patent rights.

(4)	“Add: Advance on inventory costs from Novartis Ophthalmics”

This represents the amount that Novartis Ophthalmics advances to us for shipments of bulk Visudyne. The price of the Visudyne shipments is determined based on the existing agreement between QLT and Novartis Ophthalmics and represents our actual costs of producing Visudyne.

(5)	“Add: Royalties reimbursed to QLT”

This is related to item (3) above and represents the amounts we receive from Novartis Ophthalmics in reimbursement for the actual royalty expenses we owe to third party licensors.

(6)	“Add: Other costs reimbursed to QLT”

This represents reimbursement by Novartis Ophthalmics to us of our portion of the Marketing and distribution costs described in (1) above. This expense includes marketing support, legal and administrative expenses that we incur in support of Visudyne sales.
For the year ended December 31, 2006, revenue from Visudyne of $129.4 million decreased by $57.9 million or 31%, over the year ended December 31, 2005. The decrease was primarily due to a 27% decline in Visudyne sales as a result of decreased end user demand, particularly in the United States due to competing therapies. In 2006, approximately 20% of total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 38% in 2005. Overall the ratio of our share of revenue on final sales compared to Visudyne sales was 27.6% for the year ended December 31, 2006, down from 31.7% in the prior year. Marketing and distribution costs decreased to $132.7 million for the year ended December 31, 2006, compared to $142.2 million in the prior year.
For the year ended December 31, 2006, net product revenue from Eligard of $22.5 million increased by $5.7 million (or 34%) over the prior year primarily due to launches of Eligard in additional countries in Europe and strong performance in Canada.
Net Royalties
For the year ended December 31, 2006, royalty revenue of $21.1 million was $5.3 million (or 33%) higher compared to the same period in 2005. The increase was due to additional Eligard launches in Europe, growth in Canada and higher sales in the U.S.
Contract Research and Development Revenue
We received non-refundable research and development funding from our commercial licensees, which was recorded as contract research and development revenue. For the year ended December 31, 2006, contract revenue totalled $1.2 million, down 88% compared to the same period in 2005. The decrease was primarily due to (i) the decline in research and development funding from Novartis Ophthalmics as our level of research and development activities for Visudyne programs fell below that of Novartis Ophthalmics, and (ii) the termination in mid-2005 of the Collaboration, Licensing and Supply agreement previously entered into with Astellas Ophthalmics US LLC to develop Aczone.

Costs and Expenses
Cost of Sales
For the year ended December 31, 2006, cost of sales decreased 8% to $42.2 million compared to $46.1 million for the same period in 2005. The decrease was due to lower sales of Visudyne, partially offset by higher shipments of Eligard to our commercial licensees. Cost of sales related to Visudyne decreased from $31.0 million to $22.9 million in the year ended December 31, 2006 compared to the same period in 2005. Cost of sales related to Eligard increased from $15.0 million to $19.3 million in the year ended December 31, 2006 compared to the same period in 2005.
Research and Development
Research and development, or R&D, expenditures decreased 11% to $56.4 million for the year ended December 31, 2006 compared to $63.3 million in the same period in 2005. The decrease was primarily due to reduced spending on Lemuteporfin and completion of the Visudyne in Occult study, partly offset by higher spending on Ocular research, stock compensation of $2.4 million, and in-licensing fees of $1.9 million for the year ended December 31, 2006.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	changes in the regulatory environment
•	introduction of competing treatments
•	unexpected safety issues
•	patent maintenance and enforcement issues
•	changes in the commercial marketplace
•	difficulties in enrolling patients
•	delays in study progression
•	inability to develop cost effective manufacturing methods that comply with regulatory standards
•	uncertainties related to collaborative partners
•	environmental risks
•	other factors that we described in the Risk Factors section
R&D expenditures by therapeutic area were as follows:

(In thousands of U.S. dollars)	2006	2005	2004

Ocular	$18,539	$18,215	$20,659
Dermatology	15,769	11,410	7,926
Urology and Oncology	7,500	23,436	17,905
Others (including Atrigel programs not in the above therapeutic areas)	14,620	9,769	2,208

	$56,428	$63,330	$48,698

Status of significant products in development is as follows:

Product/Indication	Location(s)	Status

Octreotide-Atrigel® — three-month

Carcinoid Syndrome	U.S. and Canada	Phase IIa PK study planned to begin enrolment in 2007

Product/Indication	Location(s)	Status

GHRP -1- Atrigel® — one-month

Malnutrition in end-stage-renal-disease patients undergoing hemodialysis	U.S.	Plan to complete Phase IIa study in 2007

Risperidone- Atrigel® — one-month

Schizophrenia	U.S.	Plan to complete the IND-enabling program by end of 2007

Eligard® 7.5-mg one-month

Prostate Cancer	Japan	Application for marketing approval withdrawn. Currently assessing future development for this product in Japan.
Description of significant development programs are as follows:
(i) Expansion of Visudyne® Therapy
We are continuing efforts to improve the effectiveness of Visudyne therapy by exploring combination therapies and the effect of lower light doses (for example through reduced rate of fluence) administered during the PDT process.
Novartis Ophthalmics and QLT have initiated a company-sponsored study, known as VERITAS, comparing the safety and efficacy of Visudyne in combination with triamcinolone to Visudyne in combination with Macugen. That study completed enrollment and preliminary results are expected to be available in 2007.
In addition, in view of the importance of understanding the clinical significance of the use of Visudyne in combination with other therapies for the treatment of wet AMD, we are supporting a number of investigator-sponsored studies (“ISS”) which are designed to evaluate the potential of such Visudyne combination therapies. The focus of these studies has evolved with emerging clinical data from other therapies. Initially, these studies focused on evaluating the combination of Visudyne with triamcinolone (a steroid). The enrolment of two large ISS’ evaluating the combination of Visudyne and triamcinolone was completed. The one year results from both of those ISS’ are also expected to be available during 2007.
This evolution in the focus from combination of Visudyne with triamcinolone to combinations of Visudyne with anti-VEGF drugs or to triple therapy using Visudyne with a steroid and anti-VEGF drug reflects the evolution in medical practice. Thus, another ISS, which was initiated by the National Eye Institute (NEI) at the National Institute of Health (NIH) and supported by us under a Collaborative Research Agreement, started with the intent of assessing the potential benefit of combining Visudyne with triamcinolone (steroid), and is now being amended to include the study of Visudyne in combination with both a steroid and an anti-VEGF agent.
In addition, we are now supporting additional ISS’, which are evaluating different combinations of Visudyne with an anti-VEGF drug (VEGF stands for vascular endothelial growth factor) either as bi-therapy (Visudyne, plus an anti-VEGF) or triple therapy (Visudyne, plus two other drugs, an anti-VEGF and a steroid). We anticipate that 6-month results of the first ISS that has completed enrollment will be presented in the first half of 2007. Furthermore, we have initiated a patient registry to consolidate and study retrospective data obtained by retina specialists who have already used Visudyne as part of bi- or triple therapy. Based on the results of the ISS’ and available data, we are planning to initiate one or more company sponsored studies to investigate the use of Visudyne in combination with anti-VEGF agents and steroids.
Furthermore, certain of the ongoing ISS’ are also investigating the potential benefit of reduced fluence, or low light levels, on the efficacy and safety of Visudyne.

(ii) Eligard® 3.75-mg one-month Product
QLT USA was developing Eligard in Japan through a licensee, Sosei, for the treatment of prostate cancer. Sosei previously submitted the application for marketing approval of the Eligard 3.75 mg one-month formulation in Japan. After interaction with the Japanese Regulatory Authorities, they decided to withdraw the Eligard 3.75 mg one-month dossier from the Generic Division. As a result Sosei has notified us that it intends to terminate the license agreement for Eligard in Japan. We are currently assessing our future development plans for Eligard in Japan.
(iii) Aczone™
Aczone is under development for the treatment of Rosacea, a chronic skin disorder that most often affects the central face including also the nose, forehead, cheeks and chin. We initiated a Phase II study in November 2005 and 12-week follow-up results were obtained in the third quarter 2006. In the overall population, the results showed that Aczone was no better than vehicle in reducing the signs and symptoms of papulopustular rosacea. However, in patients with more severe signs and symptoms, the study analysis showed an advantage of Aczone over the vehicle control. A decision on whether to proceed with a Phase III program using Aczone in Rosacea for this group diagnosed with more severe rosacea is on hold until after we get a decision from the FDA to remove the label requirement for blood testing for all patients treated with Aczone.
(iv) Octreotide Atrigel®- three-month Product
Acromegaly
We have developed a formulation of octreotide in the Atrigel delivery system for the treatment of the symptoms of acromegaly. Acromegaly is a chronic disease of middle-aged persons characterized by elongation and enlargement of bones of the extremities and certain head bones, especially the frontal bone and jaws. In the first quarter of 2006, we filed an IND for this study but in May 2006 announced that we would delay the initiation of the Phase IIa Atrigel/octreotide program in acromegaly patients. This decision was made in cooperation with the U.S. Food and Drug Administration (FDA) following adverse event findings that occurred in an ongoing primate toxicology study designed to support repeated injections in patients. The FDA has required that we submit, and that the FDA be satisfied with, the final data from the ongoing toxicology study prior to initiating the 16-patient Phase IIa clinical program in acromegaly. We expect to submit the complete results of the toxicology study in the second quarter of 2007.
Carcinoid Syndrome
We have developed a formulation of octreotide in the Atrigel delivery system for the treatment of carcinoid syndrome. Carcinoid syndrome refers to the group of symptoms that occur in patients secondary to carcinoid tumors. This syndrome is characterized in particular by hot red flushing of the face, as well as severe and debilitating diarrhea. The carcinoid tumors occur primarily in the appendix, ileum, rectum, or bronchi. We intend to submit to the FDA a Phase II PK protocol in carcinoid syndrome patients in the second quarter of 2007 at the same time we submit the toxicology study results related to both the acromegaly and carcinoid syndrome programs.
Our current plan is to accelerate the development of Octreotide in Carcinoid syndrome ahead of any development program in acromegaly.
(v) GHRP-1-Atrigel® one-month Product
We have developed a formulation of Growth Hormone Releasing Peptide-1, or GHRP-1, in the Atrigel delivery system for the treatment of malnutrition in end-stage renal disease patients on hemodialysis. Malnutrition is common in maintenance dialysis patients and leads to poor dialysis outcome. We initiated a phase IIa clinical trial in 2006 with the first patient treated in late 2006. The results of this study are expected during 2007.

(vi) Risperidone Atrigel®- three-month Product
We have developed a formulation of Risperidone in the Atrigel delivery system for the treatment of schizophrenia. This IND-enabling program was initiated at the end of 2006 and is expected to be completed before the end of 2007.
Schizophrenia is a serious mental disorder that can cause significant disability and chronic problems. Approximately one percent of the population develops schizophrenia during their lifetime.
Selling, General and Administrative Expenses
For the year ended December 31, 2006, selling, general and administrative, or SG&A, increased 84% to $42.2 million, in comparison to $23.0 million for the year ended December 31, 2005. The increase was primarily due to higher legal fees. SG&A expense in 2006 included $17.5 million of legal fees related to the TAP litigation, and $1.3 million of stock compensation expense.
Amortization of Intangibles
As a result of the impairment charge to our intangible assets in 2005, no intangible assets remained on our balance sheet in 2006. Therefore, no amortization of intangibles was recorded in 2006. Intangible assets related to the generic dermatology business were included in assets held for sale during 2006 until sold in December 2006.
Litigation Settlement
On February 9, 2007, QLT USA, and Sanofi-Synthelabo entered into a Settlement, Release and Patent License to settle the TAP Litigation, and without admitting liability, QLT USA paid $112.5 million and Sanofi-Synthelabo paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in 2006. (See Item 3 — Legal Proceedings and Note 23 to “Notes to the Consolidated Financial Statements.”)
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
During 2006, we did not identify any potential impairment of goodwill as the fair value of our reporting unit exceeded its carrying amount. Impairment of intangible assets related to our generic dermatology business was included in loss from discontinued operations (see Discontinued Operations below).
During the fourth quarter of 2005, events and circumstances indicated impairment of goodwill and intangible assets acquired in connection with our acquisition of Atrix (now QLT USA, Inc.) in November 2004. Indicators of impairment in the fourth quarter of 2005 included: lower projection for future Eligard sales based on lower than expected sales of Eligard in 2005; recent adverse court decisions in the ongoing patent infringement litigation related to Eligard; lower projection for future Aczone revenue based on new market research; our decision to seek partners for future Atrigel programs; and revised forecasts for Atrigel products in development. We measured the impairment loss based on the amount by which the carrying value of the assets exceeded their fair value. Our measurement of fair value was based on a blend of analyses which included future discounted cash flows, comparison with companies of similar industry and/or size, consideration of the recent price of our common shares, and other qualitative factors. Based on our analysis, in the fourth quarter of 2005, we recorded a charge of $410.5 million to reduce the carrying value of our goodwill to $104.0 million and our intangible assets to $6.9 million. Of the total impairment charge, $9.4 million was allocated to discontinued operations as it related to the generic dermatology and dental businesses.
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
Restructuring
In the first quarter of 2005, we restructured our operations as a result of our acquisition of Atrix, now QLT USA. We provided over 50 affected employees with severance and support to assist with outplacement. As a result, we recorded $3.1 million of restructuring charges related to severance and termination costs.
In December 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives. We provided approximately 100 affected employees with severance and support to assist with outplacement and recorded $5.0 million of restructuring charges. We expect to complete final activities associated with this restructuring by early 2007.
On October 26, 2006, as a result of declining Visudyne sales and other factors, we restructured our operations in order to reduce our overall cost basis going forward. We have provided or will be providing approximately 80 affected employees with severance and support to assist with outplacement. We recorded $3.0 million of restructuring charge in the fourth quarter of 2006. We expect to record additional restructuring charges of approximately $1.5 — $2.0 million in 2007 as we complete final activities associated with this restructuring. Annual savings as a result of this restructuring are expected to be approximately $6.0 million.
Investment and Other Income
Net Foreign Exchange Gains (Losses)
Net foreign exchange (losses) gains comprise (losses) gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long-term debt. For the year ended December 31, 2006, we recorded net foreign exchange losses of 3.7 million versus net foreign exchange gains of $4.2 million in 2005. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates”)
Details of our net foreign exchange gains (losses) were as follows:

	For the year ended	For the year ended
(In thousands of U.S. dollars)	December 31, 2006	December 31, 2005

Cash and cash equivalents and short-term investments	$733	$(5,636)
U.S. dollar long-term debt	(562)	5,857
Foreign exchange contracts	(4,606)	7,401
Foreign currency receivables and payables	729	(3,470)

Net foreign exchange (losses) gains	$(3,706)	$4,152

Interest Income
For the year ended December 31, 2006, interest income increased 55% to $20.5 million compared to $13.2 million for the same period in 2005. Higher interest income in 2006 was due to increase in yields on short-term investments which more than offset the reduction in cash due to our share buy-back programs.
Interest Expense
Interest expense comprised interest accrued on the 3% convertible senior notes and amortization of the related deferred financing expenses. For the year ended December 31, 2006 interest expense remained relatively flat at $6.6 million compared to $6.4 million in 2005.

Other Gains
In August 2006, we sold the non-U.S. rights of our BEMA technology for an upfront payment of $1.0 million and future considerations. In June 2006, we received payment from Axcan Pharma, Inc., or Axcan, of CAD $2.5 million (USD $2.2 million) representing the last milestone payment owed to us from Axcan related to the sale of our Photofrin business to them in 2000.
Discontinued Operations
In December 2006, QLT USA completed the sale of its generic dermatology and dental businesses and related manufacturing facility located in Fort Collins, Colorado to Tolmar a private pharmaceutical company. The purchase price was $21.0 million and has been paid in full, subject to the release from escrow in early 2008 of a customary 10% holdback (which has been included in restricted cash). We recognized a loss, net of tax, of $8.0 million related to this transaction. The assets sold included $17.1 million of fixed assets, $4.9 million of intangible assets, $3.0 million of inventory and $5.3 million of goodwill allocated in accordance with SFAS 142, Goodwill and Other Intangibles. The gross proceeds of $21.0 million and the related loss exclude $1.0 million of contingent consideration payable based on future commercial orders for Aczone being produced by Tolmar in the Fort Collins manufacturing facility. The divestiture of these assets is consistent with our strategy of concentrating our resources on the research and development of proprietary products in our core therapeutic areas. Approximately 140 employees have been or will be transitioned to the purchaser as part of the divestiture of this business. Eligard will continue to be manufactured at the Fort Collins manufacturing facility under the terms of a supply agreement between QLT USA and Tolmar.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the results of operations and the loss on disposal of the generic dermatology and dental businesses had been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets included as part of this divestiture had been reclassified as held for sale in the Consolidated Balance Sheet for prior periods. During the third quarter of 2006, we recorded a write-down of $8.6 million to our assets held for sale as a result of the failure to receive regulatory approval for a late stage generic dermatology product and a launch delay for another product. For the year ended December 31, 2006, we recorded a loss from discontinued operations, net of income taxes, of $18.2 million compared to a loss of $11.9 million for the same period in 2005, due to the loss recorded on disposal, impairment and other charges related to the failure to receive approval for a late stage product offset by increased sales of generic dermatology products and the cessation of depreciation and amortization on assets held for sale.
Income taxes
The provision for income taxes was $9.0 million for the year ended December 31, 2006, compared to a recovery of $7.2 million in 2005. The provision for income taxes for 2006 was largely the result of our Canadian operations being profitable. The recovery of income taxes for 2005 was the result of the impairment of intangible assets. (See Note 18 — Income Taxes in “Notes to the Consolidated Financial Statements”.)
The net deferred tax asset of $18.5 million was largely the result of capital loss carryforwards, provincial tax credits, research and development credits as well as other temporary differences. The net deferred tax liability of $5.5 million was largely a result of unrealized foreign exchange gains on our convertible debt.
As of December 31, 2006, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly (See Note 18 in “Notes to the Consolidated Financial Statements”).
COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004
For the year ended December 31, 2005, we recorded a net loss of $325.4 million, or $3.51 per common share. These results compare to a net loss of $165.7 million, or $2.26 per common share, for the year ended December 31, 2004. During 2005, we recorded a $410.5 million charge for impairment of goodwill and other intangible assets, $8.0 million for restructuring charges; $7.0 million for impairment of plant and equipment; $6.9 million for amortization of in-process research and development from our acquisition of Atrix Laboratories, Inc.(QLT USA); and $2.9 million of separation costs related to the departure of the former President and Chief Executive Officer.
Revenues
Net Product Revenue
Net product revenue was determined as follows:

	For the year	For the year
	ended	ended
	December 31,	December 31,
(In thousands of U.S. dollars)	2005	2004

Visudyne® sales by Novartis Ophthalmics	$483,762	$448,277
Less: Marketing and distribution costs(1)	(142,244)	(133,730)
Less: Inventory costs(2)	(24,060)	(25,789)
Less: Royalties to third parties(3)	(10,699)	(10,074)

	$306,759	$278,684

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne sales	$153,379	$139,342
Add: Advance on inventory costs from Novartis Ophthalmics(4)	18,932	21,791
Add: Royalties reimbursed to QLT(5)	10,431	10,074
Add: Other costs reimbursed to QLT(6)	4,496	6,250

Revenue from Visudyne® sales	$187,238	$177,457

Net product revenue from Eligard® and other products (effective November 20, 2004)	16,808	931

	$204,046	$178,388

(1)	“Less: Marketing and distribution costs”

This represents Novartis Ophthalmics’ cost of marketing, promoting, and distributing Visudyne, as well as certain specified costs incurred and paid for by QLT, determined in accordance with the PDT Product Development, Manufacturing, and Distribution Agreement between QLT and Novartis Ophthalmics. The costs incurred by Novartis Ophthalmics are related to its sales force, advertising expenses, marketing, and certain administrative overhead costs. The costs incurred by us include marketing support, legal and administrative expenses that we incur in support of Visudyne sales.

(2)	“Less: Inventory costs”

This represents Novartis Ophthalmics’ cost of goods sold related to Visudyne. It includes the cost of bulk Visudyne we ship to Novartis Ophthalmics, plus Novartis Ophthalmics’ packaging and labelling costs, freight and custom duties.

(3)	“Less: Royalties to third parties”

This represents the royalty expenses we incur and charge to Novartis Ophthalmics pursuant to the PDT Product Development, Manufacturing and Distribution Agreement between QLT and Novartis Ophthalmics. The amounts are calculated by us based on specified royalty rates from existing license agreements with our licensors of certain Visudyne patent rights.

(4)	“Add: Advance on inventory costs from Novartis Ophthalmics”

This represents the amount that Novartis Ophthalmics advances to us for shipments of bulk Visudyne. The price of the Visudyne shipments is determined based on the existing agreement between QLT and Novartis Ophthalmics and represents our actual costs of producing Visudyne.

(5)	“Add: Royalties reimbursed to QLT”

This is related to item (3) above and represents the amounts we receive from Novartis Ophthalmics in reimbursement for the actual royalty expenses we owe to third party licensors.

(6)	“Add: Other costs reimbursed to QLT”

This represents reimbursement by Novartis Ophthalmics to us of our portion of the Marketing and distribution costs described in (1) above. This expense includes marketing support, legal and administrative expenses that we incur in support of Visudyne sales.
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
Net Royalties
As a result of our acquisition of Atrix (now QLT USA) at the end of 2004, we had $19.9 million of net royalties related to Eligard and other QLT USA products for the year ended December 31, 2005, compared to $2.3 million in the prior year. The increase related to the full year impact of the Atrix acquisition in 2005 in comparison to the prior year.
Contract Research and Development Revenue
We received non-refundable research and development funding from Sanofi-Synthelabo, Novartis Ophthalmics, Astellas US LLC and other licensees, which was recorded as contract research and development revenue. For the year ended December 31, 2005, contract research and development revenue increased by $6.8 million to $11.3 million. The increase was due to additional recoveries received from programs resulting from the acquisition of Atrix at the end of 2004.
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
At the end of 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives. We provided approximately 100 affected employees with severance and support to assist with outplacement. As a result, we recorded $5.0 million of restructuring charges in the fourth quarter of 2005.
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
Income taxes
The recovery of income taxes was $7.2 million for the year ended December 31, 2005, compared to a provision of $29.5 million in 2004. The recovery for income taxes for 2005 was significantly impacted by the impairment of intangible assets. (See Note 18 — Income Taxes in “Notes to the Consolidated Financial Statements”.)
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
As of December 31, 2005, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly (See Note 18 in “Notes to the Consolidated Financial Statements”).
OUTLOOK FOR 2007
The statements and information contained in this section are forward-looking. See the “Special Note Regarding Forward-looking Statements”.
Lucentis, an anti-VEGF product by Genentech and Novartis Ophthalmics for the treatment of patients with wet age-related macular degeneration, received FDA approval in the United States in July 2006, and received European Union approval in January 2007. Based on this and current trends in Visudyne sales, we are projecting a decline in Visudyne sales in 2007 over those achieved in 2006 as Visudyne continues to face significant competitive pressure.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements with strategic partners, and interest income.
The primary drivers of our operating cash flows during 2006 were cash receipts from product revenues and royalties, and cash payments related to the following: income tax payment, R&D activities, SG&A expenses, severances and related expenses associated with restructuring activities, legal expenses related to various legal proceedings, raw materials purchases, contract manufacturing fees for the manufacture of Visudyne, manufacturing costs related to the production of Eligard, interest expense related to our convertible notes, and investments in trading securities.
For the year ended December 31, 2006, we consumed $42.8 million of cash in operations compared to $95.5 million generated from operations for the same period in 2005. Investments in trading securities of $58.4 million, lower cash receipts from Visudyne sales and contract research and development of $67.5 million, higher income tax instalments of $33.1 million, higher foreign exchange contract payments of $4.1 million, were offset by higher cash receipts from Eligard and generic dermatology product sales, royalties, and licensing and milestone payments of $2.5 million, lower operating and inventory related expenditures of $12.8 million, other gains of $3.2 million representing the last milestone payment owed to us from Axcan Pharma Inc. related to the sale of our Photofrin business and the upfront payment from the sale of the non-U.S. rights of our BEMA technology, and higher interest income of $7.3 million.
During the year ended December 31, 2006, proceeds from the sale of our generic dermatology and dental business and related manufacturing facility and a decrease in short term investments accounted for the most significant cash flows provided by investing activities offset by capital expenditures and an increase in restricted cash of $3.9 million. We used $6.5 million for the purchase of property, plant and equipment.

For the year ended December 31, 2006, our cash flows used in financing activities consisted primarily of common shares repurchased, net of share repurchase costs, for $129.4 million offset by cash receipts of $0.8 million from stock option exercises.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2006, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 24 days and auction rate securities with an average remaining period to reset of approximately 17 days. If market interest rates were to increase immediately and uniformly by a hundred basis points from levels as at December 31, 2006, the fair value of the portfolio would decline by an immaterial amount due to the short remaining maturity period.
At December 31, 2006, we had $378.1 million in cash, cash equivalents, short-term investments and restricted cash, and $172.5 million of debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt, we held at least the equivalent amount in U.S. dollar denominated cash, cash equivalents and short-term investments such that if the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash, cash equivalents and short-term investments would be approximately offset by the decline in the fair value of our $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash, cash equivalents and short-term investments holdings of our U.S. subsidiaries do not result in foreign currency gains or losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future net income and cash flows. The net unrealized gains (losses) in respect of such foreign currency contracts for 2006, were approximately $(1.2) million respectively, and were included as part of the net foreign exchange losses in our results of operations.
At December 31, 2006, we have outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts to sell USD	2007	USD 1.0	1.34014 per USD

Swiss franc / Canadian dollar option-dated forward contract to sell CHF	2007	CHF 29.7	0.90587 per CHF

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
In the normal course of business, we enter into product supply agreements with contract manufacturers that contain commitments which expire at various dates through 2009 as well as other purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office equipment and office space. The minimum annual commitments related to these agreements and our long-term debt are as follows:

(In thousands of U.S. dollars)		Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt:[1]
Principal	$172,500	$—	$172,500	$—	$—
Interest	8,819	5,175	3,644	—	—

Operating Leases [2]	1,563	576	648	339	—

Purchase Obligations [3]	43,648	29,413	14,235	—	—

Total	$226,530	$35,164	$191,027	$339	$—

1.	Long-term debt relates to the $172.5 million aggregate principal amount of 3% convertible senior notes described above. The amounts in the table above include interest and principal payable to 2008 assuming holders of the notes redeem on the earliest permitted redemption date of September 15, 2008. If redemption does not occur until the due date in 2023, total interest payable will be $86.4 million.

2.	Operating leases comprise our long-term leases of photocopiers, office space and postage meters.

3.	Purchase obligations comprise minimum purchase requirements of our product supply agreements with contract manufacturers ($41.2 million) and other outstanding purchase commitments related to the normal course of business ($2.4 million).

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
General
In February 2007, we paid $112.5 million towards litigation settlement (see Item 3. Legal Proceedings). Our remaining cash resources and working capital, plus our cash generating capabilities, is sufficient, in our opinion, to fund ongoing product development programs and other operating and capital requirements, including the in-licensing or acquisition of products and technologies for the reasonably foreseeable future. The nature and form of any future in-licensing or acquisition may have a material impact on our financial position and results of operations. Depending on the overall structure of current and future strategic alliances, we may have additional capital requirements related to the further development, marketing and distribution of existing or future products.
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
FACTORS AFFECTING OUR BUSINESS AND PROSPECTS
There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:
•	the failure of acquisitions to achieve anticipated results,

•	competitive factors that may limit our ability to market our products,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments,

•	the failure to succeed with new products,

•	our inability to obtain and enforce patents to protect our property rights,

•	our dependence on contract manufacturers,

•	potential liability for environmental contamination, which could result in substantial costs,

•	our failure to successfully address competition for our products,

•	adverse outcome in ongoing litigation,

•	our dependence on third parties to market our products,

•	efforts of governmental authorities and third party payors to limit or reduce reimbursement for our products,

•	the inability to successfully develop and launch replacements for products that lose patent protection,

•	impact of product liability claims,

•	impact of regulatory approvals on the marketing of products, and

•	failure to achieve projected development goals within anticipated timeframes.
MATERIAL DIFFERENCES IN OUR CONSOLIDATED FINANCIAL STATEMENTS BETWEEN U.S. GAAP AND CANADIAN GAAP
Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP on a basis consistent for all periods presented. Certain adjustments would be required for our U.S. GAAP financial statements to conform to Canadian GAAP. (See Note 24 in “Notes to the Consolidated Financial Statements”.)
Under Canadian GAAP, in 2006 our net loss would increase by $19.0 million to a loss of $(120.6) million; in 2005 our net loss would increase by $155.4 million to a loss of $(480.8) million; and in 2004 our net loss would decrease by $216.0 to become net income of $50.3 million.
The principal differences under Canadian GAAP as opposed to U.S.GAAP in 2006 were the additional allocation of goodwill and generic dermatology in-process research and development (net of tax) to loss from discontinued operations of $10.0 million, additional amortization expense of $4.5 million related to in-process research and development, imputed interest on convertible debt of $8.0 million as a result of bifurcation, offset by the reversal of the charge related to the acquisition of certain license and option rights of $1.8 million (net of amortization), reduction in unrealized foreign exchange loss of $1.3 million related to our convertible debt, and tax recovery of $0.3 million related to the aforementioned adjustments.
The principal differences under Canadian GAAP as opposed to U.S.GAAP in 2005 were the additional impairment charge of $184.4 million related to goodwill and intangible assets ($9.4 million included in loss from discontinued operations), additional amortization expense of $13.9 million related to in-process research and development ($0.8 million included in loss from discontinued operations), imputed interest on convertible debt of $7.4 million as a result of bifurcation, stock-based compensation of $7.2 million ($0.1 million included in loss from discontinued operations), and tax effect of $57.2 million related to the aforementioned adjustments ($3.9 million included in loss from discontinued operations).
In 2004 the principal differences in our net income under Canadian GAAP as oppose to net loss under U.S. GAAP were the reversal of the $236.0 million write-off of in process research and development acquired in our acquisition of Atrix ($14.0 million included in loss from discontinued operations), offset by stock compensation of $11.2 million, imputed interest on convertible debt of $7.1 million as a result of bifurcation, additional amortization expense of $1.6 million related to in-process research and development ($0.1 million included in loss from discontinued operations), reduction in unrealized foreign exchange gain of $1.4 million related to our convertible debt, and tax effect of $1.3 million related to the aforementioned adjustments.
Net (loss) income per common share under Canadian GAAP would have been $(1.43), $(5.19) and $0.69 in 2006, 2005, and 2004, respectively.
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
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, the independent registered chartered accountants that audited our December 31, 2006 consolidated annual financial statements, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of
QLT Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that QLT Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standard No. 123(R) — “Share Based Payment”.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
February 26, 2007

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of
QLT INC.
We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statements schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Notes 3 and 14 to the consolidated financial statements, the company changed its method of accounting for stock-based compensation during the year ended December 31, 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
February 26, 2007

CONSOLIDATED BALANCE SHEETS

As at December 31,	2006	2005

(In thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$299,053	$345,799
Short-term investment securities	75,163	119,816
Restricted cash	3,916	—
Accounts receivable (Note 4)	38,872	43,986
Income taxes receivable	4,049	—
Inventories (Note 5)	34,268	46,239
Current portion of deferred income tax assets (Note 18)	8,657	2,480
Other (Note 6)	14,031	20,728

	478,009	579,048

Property, plant and equipment (Note 7)	50,497	52,797
Assets held for sale	—	29,626
Deferred income tax assets (Note 18)	9,838	7,593
Goodwill (Note 9)	98,641	103,958
Other long-term assets (Note 10)	2,121	3,472

	$639,106	$776,494

LIABILITIES
Current liabilities
Accounts payable	$15,255	$14,519
Income taxes payable	29	17,253
Accrued restructuring charge (Note 17)	2,383	5,205
Accrued liabilities (Note 11)	125,805	17,901
Deferred revenue	11,508	9,457

	154,980	64,335

Deferred income tax liabilities (Note 18)	5,483	9,800
Deferred revenue	2,929	3,748
Long-term debt (Note 13)	172,500	172,500

	335,892	250,383

COMMITMENTS AND GUARANTEES (NOTE 21)
CONTINGENCIES (NOTE 23)

SHAREHOLDERS’ EQUITY
Share capital (Note 14)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	708,206	861,676
December 31, 2006 –75,188,980 shares
December 31, 2005 –91,184,681 shares
Additional paid in capital	114,724	66,565
Accumulated deficit	(603,251)	(501,645)
Accumulated other comprehensive income	83,535	99,515

	303,214	526,111

	$639,106	$776,494

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2006	2005	2004

(In thousands of U.S. dollars except per share information)		(note 19)	(note 19)
Revenues
Net product revenue (Note 15)	$151,860	$204,046	$178,388
Net royalties	21,099	15,816	2,338
Contract research and development (Note 16)	1,155	9,251	4,029
Licensing and milestones	976	724	—

	175,090	229,837	184,755

Costs and expenses
Cost of sales	42,191	46,056	33,157
Research and development	56,428	63,330	48,698
Selling, general and administrative	42,228	22,975	16,921
Depreciation	6,255	6,768	3,552
Amortization of intangibles	—	6,334	695
Litigation settlement (Note 23)	112,500	—	—
Impairment of goodwill and other intangible assets	—	401,085	—
Impairment of plant and equipment	—	6,955	—
Purchase of in-process research and development	—	—	222,000
Restructuring charge (Note 17)	2,828	8,042	—

	262,430	561,545	325,024

Operating loss	(87,340)	(331,708)	(140,269)

Investment and other income (loss)
Net foreign exchange (loss) gains	(3,706)	4,152	837
Interest income	20,488	13,203	10,136
Interest expense	(6,595)	(6,357)	(6,261)
Other gains	2,773	49	1,905

Loss before income taxes	(74,380)	(320,661)	(133,652)

(Provision for) recovery of income taxes (Note 18)	(9,035)	7,177	(29,552)

Loss from continuing operations	$(83,415)	$(313,484)	$(163,204)

Loss from discontinued operations, net of income tax (Note 19)	(18,190)	(11,928)	(15,022)

Loss before extraordinary gain	(101,605)	(325,412)	(178,226)

Extraordinary gain (Note 8)	—	—	12,517

Net loss	$(101,605)	$(325,412)	$(165,709)

Basic net loss per common share
Continuing operations	$(0.99)	$(3.38)	$(2.23)
Discontinued operations	(0.22)	(0.13)	(0.20)
Extraordinary gain	—	—	0.17

Net loss	$(1.20)	$(3.51)	$(2.26)

Diluted net (loss) income per common share
Continuing operations	$(0.99)	$(3.38)	$(2.23)
Discontinued operations	(0.22)	(0.13)	(0.20)
Extraordinary gain	—	—	0.17

Net loss	$(1.20)	$(3.51)	$(2.26)

Weighted average number of common shares outstanding (thousands)
Basic	84,596	92,637	73,240
Diluted	84,596	92,637	73,240

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2006	2005	2004

(In thousands of U.S. dollars)
Cash flows (used in) provided by operating activities
Net (loss) income	$(101,605)	$(325,412)	$(165,709)
Adjustments to reconcile net income to net cash from operating activities
Impairment of goodwill and other intangible assets	—	410,534	—
Impairment of plant and equipment	—	6,955	—
Write-down of assets held for sale	8,592	—	—
In-process research and development	—	—	236,000
Amortization of intangibles	78	6,915	852
Depreciation	7,087	8,088	3,715
Write-down of fixed assets, investments and deposit	1,013	—	—
Write-down of inventory	2,584	—	—
Amortization of deferred financing expenses	1,218	1,139	1,053
Share-based compensation	4,284	—	—
Unrealized foreign exchange gains	(9,503)	(6,919)	(12,396)
Interest earned on restricted cash	(41)	—	—
Extraordinary gain	—	—	(12,517)
Deferred income taxes	(10,471)	(36,189)	19,612
Loss on disposal of assets held for sale	8,001	—	—
Changes in non-cash operating assets and liabilities
Purchase of trading securities	(58,357)	—	—
Accounts receivable	7,137	12,963	(9,382)
Inventories	6,573	275	749
Other current assets	6,351	(5,761)	7,219
Accounts payable	(476)	2,661	749
Income tax (receivable) payable	(21,694)	16,190	(67)
Accrued restructuring charge	(2,836)	5,134	—
Other accrued liabilities	107,837	(11,697)	162
Deferred revenue	1,396	10,582	(4,845)

	(42,832)	95,458	65,195

Cash (used in) provided by investing activities
Short-term investment securities	112,834	(5,970)	211,093
Restricted cash	(3,875)	—	—
Purchase of property, plant and equipment	(6,546)	(7,726)	(11,657)
Proceeds on disposal of property and equipment	20,728	—	—
Purchase of Atrix Laboratories, Inc., net of cash acquired	—	(1,012)	(301,145)
Purchase of Kinetek Pharmaceuticals, Inc., net of cash acquired	—	—	(2,316)

	123,141	(14,708)	(104,025)

Cash (used in) provided by financing activities
Common shares repurchased	(129,433)	(27,754)	—
Deferred financing expenses	—	—	(123)
Issuance of common shares	817	12,879	15,205

	(128,616)	(14,875)	15,082

Effect of exchange rate changes on cash and cash equivalents	1,561	2,837	38,427

Net (decrease) increase in cash and cash equivalents	(46,746)	68,712	14,679
Cash and cash equivalents, beginning of year	345,799	277,087	262,408

Cash and cash equivalents, end of year	$299,053	$345,799	$277,087

Supplementary cash flow information:

Interest paid	$5,792	$5,830	$6,035
Income taxes paid	40,235	7,119	11,342

Non-cash investing and financing activities:
1.	On November 19, 2004, in connection with the acquisition of Atrix Laboratories, Inc. (now QLT USA Inc.) we issued 22,283,826 common shares valued at $436.1 million, assumed 6,106,961 options valued at $77.7 million, and a warrant to purchase 1,000,000 common shares of QLT valued at $16.2 million.
See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other			Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity

(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at December 31, 2003	68,892,027	$395,627	$—	$45,828	$(8,084)	—	$433,371
Shares issued for the acquisition of Atrix Laboratories, Inc.	22,283,826	436,094	—	—	—	—	436,094
Assumption of stock options and warrant on the acquisition of Atrix Laboratories, Inc.	—	—	93,896	—	—	—	93,896
Exercise of stock options at prices ranging from CAD $12.10 to CAD $34.75 per share and U.S.$5.29 to U.S.$14.23 per share	845,719	16,777	(1,703)	—	—	—	15,074

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	44,168	—	$44,168	44,168
Unrealized (loss) on available for sale securities	—	—	—	(114)	—	(114)	(114)
Net loss	—	—	—	—	(165,709)	(165,709)	(165,709)

Comprehensive loss	—	—	—	—	—	$(121,655)	—

Balance at December 31, 2004	92,021,572	$848,498	$92,193	$89,882	$(173,794)	—	$856,779
Exercise of stock options at prices ranging from CAD$12.10 to CAD $13.35 per share and U.S. $2.63 - U.S. $16.22 per share	1,304,509	25,068	(15,593)	—	—	—	9,475
Exercise of warrant at U.S. $3.39 per share	1,000,000	19,594	(16,204)	—	—	—	3,390

Common share repurchase	(3,141,400)	(31,484)	6,169	—	(2,439)	—	(27,754)

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	9,792	—	$9,792	9,792

Unrealized (loss) on available for sale securities	—	—	—	(159)	—	(159)	(159)

Net loss	—	—	—	—	(325,412)	(325,412)	(325,412)

Comprehensive loss	—	—	—	—	—	$(315,779)	—

Balance at December 31, 2005	91,184,681	$861,676	$66,565	$99,515 (1)	$(501,645)	—	$526,111
Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.22 per share and U.S. $2.89 - U.S. $8.64 per share	127,299	2,387	(1,574)	—	—	—	813
Stock-based compensation	—	—	4,586	—	—	—	4,586
Common share repurchase	(16,123,000)	(155,857)	45,147	—	—	—	(110,710)

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(16,187)	—	$(16,187)	(16,187)
Unrealized gain on available for sale securities	—	—	—	207	—	207	207
Net Income	—	—	—	—	(101,605)	(101,605)	(101,605)

Comprehensive loss	—	—	—	—	—	$(117,585)		—

Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535 (1)	$(603,251)	—	$303,214

(1)	At December 31, 2006, our accumulated other comprehensive income are related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized loss on available for sale securities.

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
In December 2006, we completed the sale of certain non-core assets, including the generic dermatology business, dental business and the related manufacturing facility owned by QLT USA in Fort Collins, Colorado. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the generic dermatology and dental businesses for the current and prior periods have been reported as discontinued operations, and the assets included as part of this divestiture have been reclassified as held for sale in the 2005 balance sheet. (See Note 19 — “Discontinued Operations.”)
2. PRINCIPLES OF CONSOLIDATION
These consolidated financial statements include the accounts of QLT Inc. and its subsidiaries, all of which are wholly owned. The principal subsidiaries included in our consolidated financial statements are QLT USA, Inc. and QLT Therapeutics, Inc., both of whom are incorporated in the state of Delaware in the United States of America. All significant intercompany transactions have been eliminated.
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

Cash, Cash Equivalents and Short-term Investment Securities
Cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. Short-term investment securities consist of the following: (a) investment-grade interest bearing instruments with maturities between three months and one year at the date of purchase; and (b) auction rate securities with auction reset periods less than 12 months. We have designated certain of our short term investment securities as trading securities and included any related unrealized gains or losses in earnings. We report available-for-sale investments, if any, at fair value as of each balance sheet date and include any unrealized holding gains and losses in shareholders’ equity.
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
During the first quarter of 2006, we initiated an active plan to divest our non-core assets, including the generic dermatology and dental businesses and related manufacturing facility of QLT USA, and reclassified these assets, including acquired intangible assets, as assets held for sale for both current and prior periods. Assets held for sale were recorded at the lower of their carrying value or their estimated fair value less costs to sell. During the third quarter of 2006, we recorded an impairment charge of $8.6 million as events and circumstances indicated impairment to our assets held for sale. The determination of the fair value of assets held for sale was based on future discounted cash flows and required significant judgements and estimates. In December 2006, we completed the sale of the generic dermatology and dental businesses and related manufacturing facility of QLT USA. (See Note 19 — “Discontinued Operations”.)

Goodwill Impairment
In accordance with Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix (now QLT USA).
In December 2006, we completed the sale of the generic dermatology and dental businesses and related manufacturing facility of QLT USA. In accordance with SFAS 142, goodwill associated with the disposed businesses was included in the disposal and the remaining goodwill was tested for impairment. We did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount.
During the fourth quarter of 2005, we conducted impairment tests and recorded a $410.5 million non-cash charge for impairment of goodwill and other intangible assets acquired in connection with our acquisition of Atrix in November 2004. Of the total impairment charge, $9.4 million was included in discontinued operations. (See Note 9 — “Goodwill and Intangible Assets”.)
Our estimates of fair value were based upon factors such as projected future revenue, probability of success of our products in development, and other uncertain elements requiring significant judgments. While we use available information to prepare our estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests in future periods may result in impairment charges which could materially impact our future reported results.
Property, Plant and Equipment
During the first quarter of 2003, we reviewed our intended use of property and equipment and adopted the straight-line method for all newly acquired property and equipment beginning in 2003. We retain the declining balance method for all property and equipment acquired by our Canadian operations prior to 2003.
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
With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis Ophthalmics, a division of Novartis Pharma AG, we are responsible for Visudyne manufacturing and product supply, and Novartis Ophthalmics is responsible for marketing and distribution of Visudyne. Our agreement with Novartis Ophthalmics provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis Ophthalmics, (2) an amount equal to 50% of Novartis Ophthalmics’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis Ophthalmics has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis Ophthalmics has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis Ophthalmics’ ability to market and distribute Visudyne to end customers.
With respect to Eligard, under the terms of the license agreements with our commercial licensees, we are responsible for the supply of Eligard and receive from our commercial licensees an agreed upon sales price upon shipment to them. We also earn royalties from certain commercial licensees based upon their sales of Eligard products to end customers, which royalties are included in net royalty revenue. We recognize net revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our commercial licensees, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our commercial licensees. Our Eligard commercial licensees are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our commercial licensees.
We do not offer rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we have not provided an allowance for rebates, discounts, and returns.
Net Royalties
We recognize net royalties when product is shipped by certain of our commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on estimated net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our commercial licensees.
Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under agreements with third parties with whom we have research or development relationships or licenses. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of those agreements. For fixed price contracts, we recognize contract research and development revenue over the term of the agreement consistent with the pattern of work performed. Amounts received under those agreements for work actually performed are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue. (See Note 4 – “Accounts Receivable” and Note 16 – “Contract Research and Development”).
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
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis Ophthalmics sells to end customers. Cost of sales related to the production of various Eligard products are charged against earnings in the period of the related product sale to our commercial licensees. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and various Eligard products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our commercial licensees or in the case of Visudyne, by Novartis Ophthalmics to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion. The provision is calculated at each stage of the manufacturing process. We had previously provided a reserve for obsolescence of our Eligard and generic dermatology inventory and component materials based on our periodic evaluation of potential obsolete inventory and our history of inventory obsolescence. In December 2006, we sold our generic dermatology business and the manufacturing facility in Fort Collins, Colorado, that produces both Eligard and generic dermatology products to Tolmar and entered into a supply agreement with Tolmar for the supply of Eligard products. As a result, we reduced our provision for obsolescence.
Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. This statement eliminated the alternative to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS123. As stock-based compensation expense recognized in the statement of income for the three and twelve month periods ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Previously, in the pro forma information required under SFAS 123, we accounted for forfeitures as they occurred. Under the modified prospective application, prior periods are not revised for comparative purposes.
Impact of the Adoption of SFAS 123R
During 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We determine expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of our stock options.
The weighted average grant date fair value of stock options granted in the twelve months ended December 31, 2006 was CAD $3.00 and U.S. $2.93 whereas the grant date fair value of stock options granted in the twelve months ended December 31, 2005 was CAD $3.82 and U.S. $3.40. The grant date fair value of stock options granted in the twelve months ended December 31, 2004 was CAD $11.70. No U.S. dollar stock options were granted in 2004. We use the following weighted average assumptions:

	2006	2005	2004

Annualized volatility	44.5%	47.1%	55.9%
Risk-free interest rate	4.1%	3.5%	2.9%
Expected life (years)	3.0	2.5	2.5
Dividends	0.0	0.0	0.0

The impact on our results of operations of recording stock-based compensation for the twelve-month period ended December 31, 2006 was as follows:

(In thousands of U.S. dollars, except share information)	Twelve months ended
(Unaudited)	December 31, 2006

Cost of sales	$55
Research and development	2,447
Selling, general and administrative	1,315
Restructuring	112
Discontinued operations	354

Share based compensation expense before income taxes	4,283
Related income tax benefits	—

Share based compensation, net of income taxes	$4,283

Net share based compensation, per common share:
Basic	$0.05

Diluted	$0.05
In March 2005, our Board of Directors approved a Directors’ Deferred Share Unit Plan (the “DDSU Plan”) for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of their equity-based compensation in the form of deferred share units (“DSU’s”), each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the date of grant. A vested DSU is convertible into cash only (no shares are issued), and is automatically converted after the non-employee director ceases to be a member of the Board unless the director is removed from the Board for just cause. The DSU’s vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. The value of a vested DSU, when converted to cash, is equivalent to the closing price of a QLT common share on the date the conversion takes place. The obligations for future settlement of DSU’s are accrued as compensation expense as the DSU’s vest and each reporting period obligations are revalued for changes in the market value of QLT’s common shares. For the year ended December 31, 2006, we recognized $0.4 million (2005 — $0.1 million) of compensation expense related to DSU’s in our operating results. At December 31, 2006, total unrecognized compensation costs related to unvested DSU’s granted prior to that date was $0.7 million, which is expected to be recognized over a period of 35 months with a weighted average period of 24 months. For the year ending December 31, 2006, no DSU’s were converted to cash.
Pro forma Information for Periods Prior to the Adoption of SFAS 123R
Prior to adopting the provisions of SFAS 123R, we accounted for our stock-based compensation under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provided the pro forma disclosures of net income and net income per share. Previously reported amounts have not been restated for the adoption of SFAS 123R.
The following pro forma financial information presents the net income per common share had we recognized stock-based compensation using a fair value based accounting method:

(In thousands of U.S. dollars except per share information)	2005	2004

Net (loss) income as reported	$(325,412)	$(165,709)
Less: Additional stock-based compensation expense under the fair value method	(7,171)	(11,229)

Pro forma	$(332,583)	$(176,938)

Basic net (loss) income per common share
As reported	$(3.51)	$(2.26)
Pro forma	(3.59)	(2.42)

Diluted net (loss) income per share
As reported	$(3.51)	$(2.26)
Pro forma	(3.59)	(2.42)

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
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. (See Note 18 — Income Taxes)
Derivative Financial Instruments
We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net earnings and cash flows. We do not engage in speculative trading of derivative financial instruments. The foreign exchange contracts are not designated as hedging instruments, and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. Details of foreign exchange contracts outstanding at December 31, 2006 are described in Note 20 — “Financial Instruments and Concentration of Credit Risk”.
Assets Held for Sale and Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets are recorded at the lower of their carrying value or their estimated fair value, less costs to sell. We cease to record depreciation or amortization expense at that time. Our assets held for sale included certain non-core assets, particularly the generic dermatology business, dental business and related manufacturing facility of QLT USA Fort Collins, Colorado. In December 2006, we completed the sale of these assets and recorded a loss on disposal, net of tax, of $8.0 million. This amount was included in our loss from discontinued operations. The results of operations for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. Additionally, segment information does not include the results of businesses classified as discontinued operations.
Legal Proceedings
We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal actions, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot reasonably be estimated, a liability is not recorded in the consolidated financial statements. On February 9, 2007, QLT USA, Inc., entered into a Settlement, Release and Patent License to settle the litigation initiated by TAP Pharmaceutical Products Inc. (or TAP) and its co-plaintiffs in 2003. Under the terms of the settlement agreement, and without admitting liability, QLT USA paid TAP $112.5 million and Sanofi-Synthelabo paid TAP $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in our consolidated 2006 results. Details of our potentially material legal proceedings are described in Note 23 — Contingencies. As of December 31, 2006, except for the liability accrued in relation to the settlement with TAP, no reserve has been established related to legal proceedings.
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
The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except per share data)	2006	2005	2004

Numerator:
Loss from continuing operations	$(83,415)	$(313,484)	$(163,204)
Loss from discontinued operations, net of tax	(18,190)	(11,928)	(15,022)
Extraordinary gain	—	—	12,517

Net loss	$(101,605)	$(325,412)	$(165,709)
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—	—

Adjusted loss	$(101,605)	$(325,412)	$(165,709)

Denominator: (thousands)
Weighted average common shares outstanding	84,596	92,637	73,240
Effect of dilutive securities:
Stock options	—	—	—
Convertible senior notes	—	—	—

Diluted potential common shares	—	—	—

Diluted weighted average common shares outstanding	84,596	92,637	73,240

Basic net loss per common share:
Continuing operations	$(0.99)	$(3.38)	$(2.23)
Discontinued operations	(0.22)	(0.13)	(0.20)
Extraordinary gain	—	—	0.17

Net loss	$(1.20)	$(3.51)	$(2.26)

Diluted net loss per common share:
Continuing operations	$(0.99)	$(3.38)	$(2.23)
Discontinued operations	(0.22)	(0.13)	(0.20)
Extraordinary gain	—	—	0.17

Net loss	$(1.20)	$(3.51)	$(2.26)

Excluded from the calculation of diluted net income per common share for all years presented were 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes because their effect was anti-dilutive. Also excluded from the calculation of diluted net income per common share for the year ended December 31, 2006 were 6,978,577 shares (in 2005 — 9,647,224 shares, in 2004 — 12,401,263 shares) related to stock options because their effect was anti-dilutive.

Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity (SPE) may hold. SFAS 155 is effective for all financial instruments acquired or issued in the first fiscal year beginning after Sept. 15, 2006. We believe the adoption of SFAS 155 will not have a material impact on our results of operations.
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
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
4. ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	2006	2005

Visudyne®	$24,542	$34,188
Royalties	8,769	5,358
Contract research and development	641	1,176
Eligard® product shipments	2,611	1,859
Trade and other	2,434	2,078
Allowance for doubtful accounts	(125)	(673)

	$38,872	$43,986

Accounts receivable – Visudyne represents amounts due from Novartis Ophthalmics and consists of our 50% share of Novartis Ophthalmics’ net proceeds from Visudyne sales, amounts due from the sale of bulk Visudyne to Novartis Ophthalmics and reimbursement of specified royalty and other costs. The allowance for doubtful accounts has been provided for specifically identified accounts.

5. INVENTORIES

(In thousands of U.S. dollars)	2006	2005

Raw materials and supplies	$10,723	$22,046
Work-in-process	27,981	29,083
Finished goods	676	390
Reserve for obsolete inventory	—	(1,452)
Provision for non-completion of product inventory	(5,112)	(3,828)

	$34,268	$46,239

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the year ended December 31, 2006, we incurred charges against the provision for non-completion of $1.1 million (2005 — $0.8 million).
6. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	2006	2005

Inventory in transit held by Novartis Ophthalmics	$10,677	$10,725
Foreign exchange contracts	—	5,015
Prepaid expenses and other	3,354	4,988

	$14,031	$20,728

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
Foreign exchange contracts consist of unrealized amounts arising from recording foreign currency derivative financial instruments at market. (See Note 11 — “Accrued Liabilities”)
7. PROPERTY, PLANT AND EQUIPMENT

	2006
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Buildings	$30,663	$7,036	$23,627
Office furnishings, fixtures, and other	7,959	5,102	2,857
Research equipment	13,902	8,704	5,198
Commercial manufacturing equipment	11,658	4,506	7,152
Computer hardware and operating system	19,119	13,611	5,508
Land	6,155	—	6,155

	$89,456	$38,959	$50,497

	2005
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Buildings	$35,287	$6,667	$28,620
Office furnishings, fixtures, and other	5,027	3,758	1,269
Research equipment	11,458	7,741	3,717
Commercial manufacturing equipment	8,475	3,222	5,253
Computer hardware and operating system	19,227	11,468	7,759
Land	6,179	—	6,179

	$85,653	$32,856	$52,797

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
The aggregate consideration for the acquisition of Atrix was $870.5 million, which included $325.6 million in cash, acquisition related expenditures of $15.0 million, and the issuance of 22.3 million common shares of QLT Inc., as set out more fully below. In connection with the acquisition, we also assumed all of the outstanding options and warrants to purchase Atrix common shares and exchanged them for options to purchase our common shares. The total consideration paid for Atrix, including acquisition costs, was allocated based on management’s assessment as to the estimated fair values on the acquisition date. The purchase price and final allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is as follows:

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
During 2006, we did not identify any potential impairment of goodwill as the fair value of our reporting unit exceeded its carrying amount. Impairment of intangible assets related to our generic dermatology business was included in loss from discontinued operations.
During the fourth quarter of 2005, events and circumstances indicated impairment of goodwill and intangible assets acquired in connection with our acquisition of Atrix Laboratories, Inc. (Note 8). Indicators of impairment in the fourth quarter of 2005 included: lower projection for future Eligard sales based on lower than expected sales of Eligard in 2005; recent adverse court decisions in the ongoing litigations related to Eligard; lower projection for future Aczone revenue based on new market research; our decision to seek partners for future Atrigel programs; and revised forecasts for Atrigel products in development. We measured the impairment loss based on the amount by which the carrying value of the assets exceeded their fair value. Our measurement of fair value was based on a blend of analyses which includes future discounted cash flows, comparison with companies of similar industry and/or size, consideration of the recent price of our common shares, and other qualitative factors. Based on our analysis, in the fourth quarter of 2005 we recorded a charge of $410.5 million to reduce the carrying value of our goodwill to $104.0 million and our intangible assets to $6.9 million.
Intangible assets and goodwill are detailed as follows:

		Developed
(In thousands of U.S. dollars)	Goodwill	Technology	Trademark	Total

Cost	$409,586	$111,600	$8,000	$529,186

Accumulated amortization	—	(562)	(53)	(615)

January 1, 2005	409,586	111,038	7,947	528,571

Amortization	—	(6,682)	(471)	(7,153)

Impairment losses	(305,628)	(97,430)	(7,476)	(410,534)

Balance as of December 31, 2005	103,958	6,926	—	110,884

Amortization	—	(78)	—	(78)

Allocation to loss from discontinued operations	(5,317)	(6,848)	—	(12,165)

Balance as of December 31, 2006	$98,641	$—	$—	$98,641

Our developed technology at the end of 2005 consisted of dermatology products that were approved by the FDA at the time of the acquisition in November 2004. Developed technology was amortized on a straight-line basis over its estimated useful life of 16 years until it was classified as held for sale during the first quarter of 2006. Total accumulated amortization recorded for developed technology and trademark is $7,322 and $524, respectively.
10. OTHER LONG-TERM ASSETS

(In thousands of U.S. dollars)	2006	2005

Deferred financing expenses	$1,922	$3,117
Other	199	355

	$2,121	$3,472

Deferred financing expenses represent debt issue costs related to the convertible senior notes, net of amortization. Deferred financing expenses are being amortized over five years commencing August 2003.
11. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	2006	2005

Royalties	$1,723	$2,654
Compensation	4,683	5,432
Separation costs	1,107	2,540
Foreign exchange contracts	2,011	2,172
Atrix acquisition costs	147	154
Interest	1,936	1,740
Litigation settlement (Note 23)	112,500	—
Other	1,698	3,209

	$125,805	$17,901

12. CREDIT AND FOREIGN EXCHANGE FACILITIES
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
The two foreign exchange facilities have similar terms and allow us to enter into a maximum $550.0 million of forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. These foreign exchange facilities are secured by money market instruments equivalent to our contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At December 31, 2006, money market instruments totalling $3.5 million were pledged as security for these foreign exchange facilities. Interest charges, at the financial institutions’ prime rate plus 2%, are only applicable if we are in default with regards to the foreign exchange contracts.
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

There were no changes to the authorized share capital of QLT during the three-year period ended December 31, 2006.

(b)	Share Buy-Back Program

On April 28, 2005, we announced a share buy-back program pursuant to which we could purchase up to $50.0 million of our common shares over a two-year period. In December 2005 we increased the amount that could be purchased to $100.0 million of our common shares over a two-year period ending May 2007. The share purchases were made as a normal course issuer bid and were effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, and in accordance with all regulatory requirements. Cumulative purchases under this program since May 2005 were 6,264,400 common shares at an average price of $8.20, for a total cost of $51.3 million. On July 27, 2006, we terminated this normal course issuer bid as a result of our decision to proceed with an offer to purchase up to 13 million common shares in a modified “Dutch Auction” tender offer. Under this “Dutch Auction” tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than US$7.00 and not greater than US$8.00. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price per share within the range that allowed us to buy 13 million shares properly tendered. The tender offer commenced on August 3, 2006 and expired on September 8, 2006. As a result of this tender offer, we accepted for purchase and cancellation 13 million common shares at a price of $8.00 per share, totalling $104 million. These shares represented approximately 14.7% of the shares outstanding as of September 8, 2006. Our total outstanding common shares on December 31, 2006 were 75,188,980 shares.

In repurchasing our common shares under the normal course issuer bid described above, the prices we paid for the shares we repurchased were different than our carrying value for these shares. We had previously recorded this difference between purchase price and carrying value in the accumulated deficit section of our shareholders’ equity. We have made adjustments to prior periods to record the amounts representing the excess of carrying value over the purchase price of the shares as additional paid-in capital. As a result, our December 31, 2005 additional paid-in capital increased by $6.2 million and correspondingly, our accumulated deficit increased by $6.2 million. This adjustment had no impact on previously reported results of operations or cash flows and was not material to the balance sheet.

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

We currently maintain four equity compensation plans which provide for the issuance of common shares to employees, officers and directors, all of which have been approved by the shareholders, namely the 1998 Incentive Stock Option Plan, the 2000 Incentive Stock Option Plan, the 1987 Atrix Performance Stock Option Plan and the 2000 Atrix Performance Stock Option Plan. We also maintain one equity compensation plan, the Non-Qualified Atrix Stock Option Plan which provides for the issuance of common shares to certain outside consultants. The Non-Qualified Atrix Stock Option Plan was not approved by shareholders of Atrix Laboratories, Inc. (“Atrix”), but the details of this Plan was included in the Joint Proxy Statement prospectus mailed to shareholders of QLT and Atrix on or about October 18, 2004 and was the subject of the approval granted by our shareholders in connection with our acquisition of Atrix.

As of February 28, 2007, no QLT securities remain available for issuance under the 1998 Stock Option Plan or the 1987 Atrix Performance Stock Option Plan, however, both of these plans remain in effect for so long as options previously granted under these plans remain outstanding.

Details of the manner in which those options formerly granted by Atrix were assumed by QLT were included in the Joint Proxy Statement prospectus mailed to shareholder of QLT and Atrix on or about October 18, 2004 and were the subject of the approval granted by our shareholders in connection with our acquisition of Atrix.

None of these plans have been amended in the last fiscal year and there are no entitlements previously granted under any of these plans that remain subject to ratification by security holders. No financial assistance is provided by us to the participants under these plans to facilitate the exercise of options.

Exercise Price

Pursuant to the terms of each of our plans, the exercise price of options granted will be determined by the Compensation Committee, but will in no event be less than the fair market value of our common shares immediately preceding the grant. As such, the exercise price for options granted under all our plans is the closing price on the TSX (for Canadian employees) or NASDAQ (for U.S. employees) immediately preceding the grant.

Exercise Period

Although the plans provide discretion to the Compensation Committee or QLT’s board to have an exercise period of up to 10 years, all options granted under the 1998 Incentive Stock Option Plan and the 2000 Incentive Stock Option Plan have an exercise period of 5 years. Under 1987 Atrix Performance Stock Option Plan, the 2000 Atrix Performance Stock Option Plan and the Non-Qualified Atrix Stock Option Plan, Atrix previously provided a 10 year exercise period to optionees. However, since our acquisition of Atrix on November 19, 2004, all options granted under the 2000 Atrix Performance Stock Option Plan have been given a 5 year exercise period. No options have been granted under the 1987 Atrix Performance Stock Option Plan or the Non-Qualified Atrix Stock Option Plan since the acquisition.

Vesting

Under the 1998 Incentive Stock Option Plan and the 2000 Incentive Stock Option Plan vesting of options granted under such plans occurs monthly over 36 months, subject to such altered vesting schedules as the Compensation Committee or QLT’s board may determine. For senior managers, executive officers and Directors, 50% of any unvested options vest on the termination of employment without cause, and 100% of unvested options vest on the occurrence of a change of control.

All options granted under the 1987 Atrix Performance Stock Option Plan, the 2000 Atrix Performance Stock Option Plan and the Non-Qualified Atrix Stock Option Plan prior to our acquisition of Atrix became 100% vested as a condition of the transaction. In addition, any non-qualified options that were issued prior to the acquisition were amended immediately following the closing so that such options are exercisable until the earlier of: (i) one year following the date of termination of the option holder’s position, if the option holder is terminated other than for cause within 12 months of the acquisition; and (ii) the expiration of the option term. Since the acquisition of Atrix, options granted under the 2000 Atrix Performance Stock Option Plan have vested monthly over 36 months.

Below is a summary of certain of the key terms of each of the equity compensation plans that we currently maintain:
(i)	1998 Incentive Stock Option Plan, or 1998 Plan

Share Reserve. The number of Common Shares which may be reserved for issuance pursuant to options granted under the 1998 Incentive Stock Option Plan shall not exceed, in the aggregate, 5,000,000. The number of common shares reserved for issuance to any one person under this plan shall not, in the aggregate, exceed five percent of QLT’s issued and outstanding common shares (on a non-diluted basis). At December 31, 2006, options to purchase an aggregate total of 79,750 common shares were outstanding under the 1998 Plan and exercisable in the future at CAD $12.10 per common share.

Administration. The Compensation Committee administers the 1998 Incentive Stock Option Plan.

Eligibility. The Directors, officers, and employees of QLT or our affiliated companies, who in the opinion of the Compensation Committee, are important for our growth and success and whose participation in this plan will, in the opinion of the executive compensation committee, accomplish the purposes of this plan, are eligible to participate under the 1998 Incentive Stock Option Plan.

Grant and Exercise of Options. Subject to the terms of the 1998 Incentive Stock Option Plan, the Compensation Committee may grant to any eligible person one or more options as it deems appropriate. The Compensation Committee may also impose such limitations or conditions on the exercise or vesting of any option as it deems appropriate.

Each option shall terminate on the 90th day after the date on which the optionee ceases to be an eligible person, provided that if such optionee ceases to be an eligible person by reason of the death of such optionee, all or any of the common shares then covered by such option may be purchased by the legal representative of such optionee, or by the person or persons to whom the right of such optionee under the option agreement entered into with such optionee have passed by will or by operation of the laws of devolution or distribution and descent, until the earlier of (i) the date that is twelve months after the date of the death of such optionee, and (ii) the expiry date of such option as set out in the respective option agreement.

Transferability. No option granted under this plan may be transferred or assigned except by will or by operation of the laws of devolution or distribution and descent or pursuant to a qualified domestic relations order, as defined by the Internal Revenue Code of 1986 and may be exercised only by an optionee during his or her lifetime.

Amendments or Termination. Our Compensation Committee has the right at any time to suspend, amend or terminate the 1998 Incentive Stock Option Plan subject to certain exceptions.

(ii)	2000 Incentive Stock Option Plan, or 2000 Plan

Share Reserve. We have reserved an aggregate of 7,000,000 common shares for issuance under the 2000 Incentive Stock Option Plan. Common shares with respect to options that are not exercised in full, will be available for grant under subsequent options under this plan. In addition, the number of common shares reserved for issuance to any one person shall not, in the aggregate, exceed five percent of the issued and outstanding common shares (on a non-diluted basis). The Committee will not grant options to a Director who is not an employee or executive of QLT where such grant will result in those Directors who are not employees or executives of QLT and who hold options under this plan, holding, in the aggregate, more than 0.25% of the issued and outstanding common shares (on a non-diluted basis). At December 31, 2006, options to purchase an aggregate total of 3,986,272 common shares were outstanding under the 2000 Plan and exercisable in the future at prices ranging between CAD $7.79 and CAD $32.85 per common share.

Administration. The Compensation Committee administers the 2000 Incentive Stock Option Plan.

Eligibility. The Directors, officers, employees and consultants of QLT or our affiliated companies, who is or will be, in the opinion of the Compensation Committee, important for our growth and success and whose participation in this 2000 Incentive Stock Option 2000 Incentive Stock Option Plan will, in the opinion of the Compensation Committee, accomplish the purposes of this 2000 Incentive Stock Option Plan, are eligible to participate in the 2000 Incentive Stock Option Plan.

Grant and Exercise of Options. Subject to the terms of the 2000 Incentive Stock Option Plan, the Compensation Committee may grant to any eligible person one or more options as it deems appropriate. The Compensation Committee may also impose such limitations or conditions on the exercise or vesting of any option as it deems appropriate.

An option will expire automatically on the earlier of (i) the date on which such option is exercised in respect of all of the common shares that may be purchased under this 2000 Incentive Stock Option Plan, and (ii) the date fixed by the Compensation Committee as the expiry date of such option, which date will not be more than ten years from the date of grant.

If an optionee’s status as an eligible person terminates as a result of retirement or ceases to be a consultant by normal termination of the consulting agreement or ceases to be a Director of QLT, and if such optionee has worked on behalf of QLT for at least 20 years or is at least 60 years of age and has worked continuously for at least five years, all options of such optionee will become immediately vested and will be exerciseable until the expiry of the options. In all other cases, all options will become immediately vested and will be exercisable for a period of the earlier of 90 days and the expiry of the options. If the optionee’s status as an eligible person is terminated for cause, the option shall terminate immediately. If an optionee’s status as an eligible person is terminated as a result of disability, the option will expire 12 months after the date of termination, or on such other date determined by the Compensation Committee and specified in the option agreement. In the event that the optionee dies before otherwise ceasing to be an eligible person, or before the expiration of the option following such a termination, the option will expire 12 months after the date of death, or on such other date determined by the Compensation Committee and specified in the option agreement. Notwithstanding the foregoing, except as expressly permitted by our Compensation Committee, all stock options will cease to vest as at the date upon which the optionee ceases to be eligible to participate in this plan.

Transferability. No option may be transferred or assigned except by will or by operation of the laws of devolution or distribution and descent or pursuant to a qualified domestic relations order, as defined by the U.S. Internal Revenue Code of 1986 and may be exercised only by an optionee during his or her lifetime.

Amendments or Termination. Our Compensation Committee has the right at any time to suspend, amend or terminate the 2000 Incentive Stock Option Plan, but will not have the right to (i) affect in a manner that is adverse or prejudicial to, or that impairs, the benefits and rights of any optionee under any option previously granted without the consent of such optionee; (ii) decrease the number of common shares that may be issued pursuant to any option granted under this plan without the consent of such optionee; (iii) increase the option exercise price without the consent of the optionee; and (iv) grant any option if this plan has been suspended.

(iii)	1987 Atrix Performance Stock Option Plan, or 1987 Atrix Plan

Share Reserve. Prior to our acquisition of Atrix on November 19, 2004, an aggregate of 2,500,000 common shares of Atrix Laboratories, Inc. had been reserved for issuance under the 1987 Atrix Performance Stock Option Plan. Upon the expiration or termination of an option which has not been exercised in full, the number of common shares reserved for issuance under that option which have not been issued will become available for issue for the purpose of additional options which may be granted under this plan. Upon acquisition, we assumed the remaining options outstanding and issuable under the 1987 Atrix Performance Stock Option Plan which, after converting, provide for the issuance of up to 267,937 common shares of QLT Inc. At December 31, 2006, options to purchase an aggregate total of 79,899 common shares were outstanding under the 1987 Atrix Plan and exercisable in the future at prices ranging between U.S. $2.89 and U.S. $9.98 per common share.

Administration. The Compensation Committee administers the 1987 Atrix Performance Stock Option Plan.

Eligibility. The Directors, officers, and key employees of Atrix or of any subsidiary companies, who, in the opinion of the Compensation Committee, contribute materially to the profitability and success of Atrix are eligible to participate in this plan.

Grant and Exercise of Options. Subject to the terms of the 1987 Atrix Performance Stock Option Plan, the Compensation Committee may grant to any eligible person one or more options as it deems appropriate. The Compensation Committee may also impose such limitations or conditions on the exercise or vesting of any option as it deems appropriate.

If an employee ceases to be an employee of the Company for any reason, other than by reason of death or disability, then all options held by such employee which are not exercisable when the employee ceases to be an employee shall terminate. All options which are exercisable when the employee ceases to be an employee must be exercised prior to the earlier of (i) the expiration date of the options or (ii) the date occurring 3 months after the date on which the employee ceases to be an employee.
If an employee dies while in the employ of Atrix or during the 3 month post-termination exercise period, the legal representative of such employee may exercise such option prior to the earlier of (i) the expiration date of the options, or (ii) the date occurring 12 months after the date of death. Such options shall terminate if they are not exercised during such period.

If the employment of an employee terminates by reason of the employee’s disability while such employee is entitled to exercise an option, such option must be exercised prior to the earlier of (i) the expiration date of the options or (ii) the date occurring 12 months after the date of the employee’s disability. Such options shall terminate if they are not exercised during such period.

Transferability. No option may be transferred or assigned except by will or by operation of the laws of descent and distribution and may be exercised only by an optionee during his or her lifetime.

Amendments or Termination. The Board of Directors has the right at any time to suspend, amend or terminate the 1987 Atrix Performance Stock Option Plan. No amendment to the plan will be made without shareholder approval that will (i) increase the total number of common shares reserved for options under the plan, (ii) reduce the exercise price of any option granted under this plan below the fair market value at the time of grant, (iii) modify the provisions of the plan pertaining to eligibility, or (iv) materially increase the benefits accruing to participants under this plan.

(iv)	2000 Atrix Performance Stock Option Plan, or 2000 Atrix Plan

Share Reserve. Prior to the our acquisition of Atrix on November 19, 2004, an aggregate of 4,750,000 common shares of Atrix Laboratories, Inc. had been reserved for issuance under the 2000 Atrix Performance Stock Option Plan. Shares covered by an option grant which is forfeited or cancelled, expires or is settled in cash, shall be deemed not to have been issued for purposes of determining the maximum aggregate number of shares which may be issued under this plan. The maximum number of common shares with respect to which options may be granted to any one person in any fiscal year of Atrix shall be 400,000 shares. Where an optionee commences the provision of continuous service, the optionee may be granted options for up to an additional 300,000 shares which shall not count against the 400,000 limit. Upon acquisition, the Company assumed the remaining options outstanding and issuable under the 2000 Atrix Performance Stock Option Plan which, after converting, provide for the issuance of up to 6,794,636 common shares of QLT Inc. At December 31, 2006, options to purchase an aggregate total of 2,920,257 common shares were outstanding under the 2000 Atrix Plan and exercisable at prices ranging between U.S. $4.90 and U.S. $17.82 per common share.

Administration. The Compensation Committee administers the plan.

Eligibility. Awards other than incentive stock options as defined in Section 422 of the Internal Revenue Code, may be granted to employees, Directors and consultants. Incentive stock options as defined in Section 422 of the Internal Revenue Code may be granted only to employees of Atrix, parent or a subsidiary.

Grant and Exercise of Options. The Compensation Committee may grant to any eligible person one or more options as it deems appropriate and may also impose such limitations or conditions on the exercise or vesting of any option as it deems appropriate.

An option will expire automatically on the earlier of (i) the date on which such option is exercised in respect of all of the common shares that may be purchased under this plan, and (ii) the date fixed by the Compensation Committee as the expiry date of such option, which date will not be more than ten years from the date of grant (or five years for an option granted to an optionee that owns shares representing more than 10% of the voting power of all classes of shares of Atrix or any parent or subsidiary).

Transferability. No incentive stock option may be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised only by an optionee during his or her lifetime. Other awards may be transferred by gift or through a domestic relations order to member of the grantee’s immediate family to the extent provided for in the stock option agreement or determined and to the extent determined by the Compensation Committee.

Amendments or Termination. Our Compensation Committee has the right at any time to suspend, amend or terminate the 2000 Atrix Performance Stock Option Plan. No options may be granted during any suspension of this plan, or after termination of this plan. Any amendment, suspension or termination shall not affect options already granted, and such awards shall remain in full force and effect as if the plan had not been amended, suspended or terminated, unless mutually agreed otherwise, which agreement must be in writing and signed by the optionee and Atrix.

(v)	Non-Qualified Atrix Stock Option Plan, or Non-Qualified Atrix Plan

Share Reserve. Prior to our acquisition of Atrix on November 19, 2004, an aggregate of 150,000 common shares of Atrix Laboratories, Inc. had been reserved for issuance under the Non-Qualified Atrix Stock Option Plan. Options under the Non-Qualified Atrix Plan are granted to outside consultants. Upon acquisition, the Company assumed the remaining options outstanding and issuable under the Non-Qualified Atrix Plan which, after converting, provide for issuance of up to 207,543 common shares of QLT Inc. At December 31, 2006, there were no options to purchase common shares outstanding under the Non-Qualified Atrix Plan.

Administration. The Compensation Committee of our board of Directors administers the Non-Qualified Atrix Stock Option Plan.

Eligibility. The board, upon recommendation of the Compensation Committee, may grant options to any consultant, independent contractor and any other designated persons who are not employees, which the Compensation Committee in its discretion shall designate.

Grant and Exercise of Options. The Compensation Committee may grant to any eligible person one or more options as it deems appropriate. The Compensation Committee may also impose such limitations or conditions on the exercise or vesting of any option as it deems appropriate. Options granted at different times under this plan need not contain similar provisions.

In the event of any termination of the consulting or other agreement between an optionee and Atrix, all options which had not been exercised as of the date of such termination will immediately expire. In the event that an optionee dies while retained by Atrix and without having fully exercised his options, the executors or administrators, or legatees or heirs of his estate shall have the right to exercise such options to the extent that such deceased optionee was entitled to exercise the options on the date of death. In no event shall the options be exercisable more than two years from the date of death.

Transferability. Options shall not be transferable other than by will or by the laws of descent and distribution, and during an optionee’s lifetime shall be exercisable only by such optionee.

Amendments or Termination. Our Compensation Committee has the right at any time terminate, amend or revise the Non-Qualified Atrix Stock Option Plan. The Compensation Committee may not, without the consent of the holder of an option, alter or impair any option previously granted under this plan.

Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

		Exercise Price	Aggregate intrinsic
(In Canadian dollars)	Number of Options	Per Share Range	value (in millions)

Outstanding at December 31, 2003	7,236,624	$12.10 - 108.60

Granted	950,200	21.04 - 32.85
Exercised	(709,696)	12.10 - 34.75
Cancelled	(1,046,730)	12.10 - 108.60

Outstanding at December 31, 2004	6,430,398	$12.10 - 108.60

Granted	1,447,450	7.79 - 20.75
Exercised	(16,944)	12.10 - 13.35
Cancelled	(2,391,054)	9.84 - 108.60

Outstanding at December 31, 2005	5,469,850	$7.79 - 108.60

Granted	1,846,968	7.79 - 10.35
Exercised	(2,153)	7.79 - 9.22
Cancelled	(3,248,643)	7.79 - 108.60

Outstanding at December 31, 2006	4,066,022	$7.79 - 32.85	$3.0

Exerciseable at December 31, 2006			$0.9

The weighted average exercise price of outstanding options under the 1998 Plan and 2000 Plan as at December 31, 2006, December 31, 2005 and December 31, 2004 are CAD $13.87, CAD $25.28, and CAD $47.64, respectively.
Stock option activity with respect to all other Company option plans is presented below:

		Exercise Price	Aggregate intrinsic
(In U.S. dollars)	Number of Options	Per Share Range	value (in millions)

Options assumed at November 19, 2004	6,106,888	$2.63 - 17.82

Granted	—	—
Exercised	(136,023)	5.29 - 14.23
Cancelled	—	—

Outstanding at December 31, 2004	5,970,865	$2.63 - 17.82

Granted	505,875	6.54 - 12.37
Exercised	(1,287,565)	2.63 - 16.22
Cancelled	(1,011,801)	2.70 - 17.82

Outstanding at December 31, 2005	4,177,374	$2.89 - 17.82

Granted	322,085	7.27 - 8.62
Exercised	(125,146)	2.89 - 8.64
Cancelled	(1,374,157)	5.06 - 17.82

Outstanding at December 31, 2006	3,000,156	$2.89 - 17.82	$0.6

Exerciseable at December 31, 2006			$0.4

The weighted average exercise price of outstanding options under all other plans as at December 31, 2006, December 31, 2005 and December 31, 2004 was U.S. $12.31, U.S. $12.60 and U.S. $11.65, respectively.

Additional information relating to stock options outstanding under the 1998 Plan and the 2000 Plan as of December 31, 2006, is presented below:

(In Canadian dollars)	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $12.50	2,409,785	$8.72	4.15	681,190	$8.78
$12.51 - $17.50	843,816	14.44	2.34	656,531	14.28
$17.51 - $30.00	354,751	23.14	0.60	346,808	23.19
$30.01 - $37.50	457,670	32.76	2.22	417,875	32.77

	4,066,022	$13.87		2,102,404

Options exercisable under the immediately above noted option Plans as at December 31, 2005 and December 31, 2004 were 4,045,408 and 5,226,578 respectively.

Additional information relating to stock options outstanding under all other Company options plans as of December 31, 2006, is presented below:

(In U.S. dollars)	Options Outstanding			Options Exercisable
			Weighted
			Average
		Weighted	Remaining		Weighted
	Number of	Average	Contractual	Number of	Average Exercise
Price Range	Options	Exercise Price	Life (Years)	Options	Price

Under $7.50	250,374	$6.27	3.90	147,460	$5.80
$7.51 - $10.00	685,068	8.63	4.88	537,394	8.67
$10.01 - $12.50	744,791	11.76	5.15	685,198	11.70
$12.51 - $16.00	364,865	13.92	5.94	364,865	13.92
$16.01 - $17.82	955,058	16.33	7.44	955,058	16.33

	3,000,156	$12.31		2,689,975

Options exercisable under the immediately above noted option Plans as at December 31, 2005 and December 31, 2004 were 3,771,394 and 5,970,865 respectively.
The number of options issued and outstanding under all plans at any time is limited to 15% of the number of our issued and outstanding common shares. As of December 31, 2006, the number of options issued and outstanding under all plans was 9.4% of the issued and outstanding common shares.
At December 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $6.5 million, which is expected to be recognized over 36 months with a weighted-average period of 2.1 years. The total share-based compensation cost of stock options capitalized as part of inventory was $0.3 million during the year ended December 31, 2006. The total intrinsic value of the stock options exercised during the year ended December 31, 2006 was $0.2 million. For the year ended December 31, 2006, we recorded cash received from the exercise of stock options of $0.8 million and there were no related tax benefits recognized during this period. Upon option exercise, we issue new shares of stock.

15. NET PRODUCT REVENUE
Net product revenue was determined as follows:

(In thousands of U.S. dollars)	2006	2005	2004

Visudyne® sales by Novartis Ophthalmics	$353,759	$483,762	$448,277
Less: Marketing and distribution costs	(132,669)	(142,244)	(133,730)
Less: Inventory costs	(18,275)	(24,060)	(25,789)
Less: Royalties to third parties	(7,545)	(10,699)	(10,074)

	$195,270	$306,759	$278,684

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne sales	$97,635	$153,379	$139,342
Add: Advance on inventory costs from Novartis Ophthalmics	15,063	18,932	21,791
Add: Royalties reimbursed to QLT	7,622	10,431	10,074
Add: Other costs reimbursed to QLT	9,046	4,496	6,250

Revenue from Visudyne® sales	$129,366	$187,238	$177,457

Net product revenue from Eligard®	22,494	16,808	931

	$151,860	$204,046	$178,388

For the year ended December 31, 2006, approximately 20% (2005 – 38%, 2004 – 47%) of total Visudyne sales were in the U.S., with Europe and other markets responsible for the remaining 80% (2004 – 62%, 2003 – 53%).
16. CONTRACT RESEARCH AND DEVELOPMENT
We received non-refundable research and development funding from our strategic partners, which was recorded as contract research and development revenue. Details of our contract research and development revenue were as follows:

(In thousands of U.S. dollars)	2006	2005	2004

Visudyne® ocular programs	$—	$3,685	$3,633
Aczone™ programs	—	2,716	—
Eligard® programs	202	1,177	—
Others	953	1,673	396

Contract research and development revenue	$1,155	$9,251	$4,029

17. RESTRUCTURING CHARGES
In the first quarter of 2005, we restructured our operations as a result of our acquisition of Atrix. We provided over 50 affected employees with severance and support to assist with outplacement (“First Restructuring”). As a result, we recorded $3.1 million of restructuring charges in 2005 related to severance and termination costs.
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

On October 26, 2006, as a result of declining Visudyne sales, we announced plans to restructure our operations in order to reduce our overall cost structure going forward (“Third Restructuring”). We have provided or will be providing approximately 80 affected employees with severance and support to assist with outplacement. We recorded $3.0 million of restructuring charge in the fourth quarter of 2006. We expect to record additional restructuring charges in 2007 as we complete final activities associated with this restructuring. We anticipate paying most amounts by the end of 2007.
The details of our restructurings are as follows:
Severance and termination benefits accrued

	First	Second	Third
(In thousands of U. S. dollars)	Restructuring	Restructuring	Restructuring	Total

Balance at December 31, 2005	$227	$4,499	$—	$4,726
Restructuring charge	—	—	2,879	2,879
Adjustments	(20)	(240)	—	(260)
Cash payments	(207)	(3,573)	(1,365)	(5,145)

Balance at December 31, 2006	$—	$686	$1,514	$2,200

Other related expenses accrued

	First	Second	Third
(In thousands of U. S. dollars)	Restructuring	Restructuring	Restructuring	Total

Balance at December 31, 2005	$—	$479	$—	$479
Restructuring charge	—	—	164	164
Adjustments	—	45	—	45
Cash payments	—	(425)	(80)	(505)

Balance at December 31, 2006	$—	$99	$84	$183

Combined Total

	First	Second	Third
(In thousands of U. S. dollars)	Restructuring	Restructuring	Restructuring	Total

Balance at December 31, 2005	$227	$4,978	$—	$5,205
Restructuring charge	—	—	3,043	3,043
Adjustments	(20)	(195)	—	(215)
Cash payments	(207)	(3,998)	(1,445)	(5,650)

Balance at December 31, 2006	$—	$785	$1,598	$2,383

18. INCOME TAXES
Income (loss) before income taxes, discontinued operations and extraordinary gain was as follows:

(In thousands of U.S. dollars)	2006	2005	2004

Canada	$44,782	$88,421	$88,230
United States and other	(119,162)	(409,082)	(221,882)

Loss before income taxes, discontinued operations and extraordinary gain	$(74,380)	$(320,661)	$(133,652)

The components of the provision for income taxes were as follows:

(In thousands of U.S. dollars)	2006	2005	2004

Canada	$9,130	$27,661	$30,051
United States and other	(95)	(34,838)	(499)

Provision for (recovery of) income taxes	$9,035	$(7,177)	$29,552

(In thousands of U.S. dollars)	2006	2005	2004

Provision for current and deferred income taxes	$(35,295)	$(9,903)	$28,669
Increase in valuation allowance	44,330	2,726	883

Provision for (recovery of) income taxes	$9,035	$(7,177)	$29,552

(In thousands of U.S. dollars)	2006	2005	2004

Current income taxes	$19,427	$30,439	$9,346
Deferred income taxes	(10,392)	(37,616)	20,206

Provision for (recovery of) income taxes	$9,035	$(7,177)	$29,552

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax income consisted of the following:

(In thousands of U.S. dollars)	2006	2005	2004

Loss before income taxes	$(74,380)	$(320,661)	$(121,135)
Extraordinary gain	—	—	(12,517)

Loss before income taxes, discontinued operations and extraordinary gain	$(74,380)	$(320,661)	$(133,652)
Canadian statutory tax rates	34.12%	34.86%	35.62%

Expected income tax (recovery) provision	$(25,378)	$(111,782)	$(47,607)
Charge for goodwill impairment	—	113,265	—
Purchased in-process research and development	—	—	82,264
Increase in valuation allowance	44,330	2,726	480
Provincial tax credits on patent sourced income	(4,582)	—	—
Foreign tax rate differences	(3,498)	(8,984)	(3,186)
Investment tax credits	(1,685)	(2,261)	(2,378)
Recovery of prior year taxes	(1,576)	—	—
Stock Options	1,318	—	—
Future tax rate reductions	481	—	—
Deferred gain on sale of Photofrin®	—	—	(341)
Permanent differences and other	(375)	(141)	320

Provision for (recovery of) income taxes	$9,035	$(7,177)	$29,552

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

(In thousands of U.S. dollars)	2006	2005

Deferred tax assets
Net operating loss carryforwards	$51,563	$48,515
Litigation settlement	41,868	—
Research & development tax credit carryforwards	9,518	7,261
Capital loss carryforwards	6,302	6,450
Depreciable and amortizable assets	6,960	3,455
Provincial tax credits on patent sourced income	4,469	—
Provision for non-completion of product inventory	1,651	706
Deferred Revenue	1,457	1,776
Unpaid employee compensation	511	44
Other temporary differences	886	637

Total gross deferred income tax assets	$125,185	$68,844
Less: valuation allowance	(106,690)	(58,771)

Total deferred income tax assets	$18,495	$10,073
Less: current portion	(8,657)	(2,480)

Net long-term portion of deferred income tax assets	$9,838	$7,593

Deferred tax liabilities
Deferred tax liability associated with the tangible and intangible assets acquired in the acquisition of Atrix	$(89)	$(3,834)
Unrealized foreign exchange gains	(5,394)	(5,532)
Other temporary differences	—	(434)

Total deferred income tax liabilities	$(5,483)	$(9,800)

Net deferred income tax (liabilities) assets	$13,012	$273

In 2006, a valuation allowance continues to be applied to our non-capital loss and research and development credit carryforwards to offset these respective deferred tax assets in recognition of the uncertainty that such tax benefits will be realized. There may be limitations on the utilization of our accumulated net operating losses and Federal and State tax credit carryforwards as a result of changes in control that have occurred. The bulk of our valuation allowance relates to the litigation settlement, acquired losses and U.S. post-acquisition losses.
At December 31, 2006, we had approximately $137.8 million of total operating loss carryforwards with approximately $129.8 million relating to our U.S. subsidiary and $8.0 million relating to other foreign losses. The loss carryforwards expire at various dates through 2026. We also had approximately $9.5 million of research and development credits available for carryforward of which approximately $5.6 million were generated by our U.S. subsidiary. The research and development credit carryforwards expire at various dates through 2026. We also had approximately $34.4 million of capital loss carryforwards of which approximately $32.2 million carryforward indefinitely and the remaining $2.2 million related to our U.S. subsidiary expire at various dates through 2010. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities. The increase in the deferred income tax asset associated with depreciable and amortizable assets is primarily a result of the recognition of the component of prior years deferred income tax associated with the depreciable and amortizable assets that were sold as part of the divestiture of our generic dermatology and dental businesses and related manufacturing facility (See Note 19 in “Notes to the Consolidated Financial Statements”). The provincial tax credits on patent source income of approximately $4.5 million are a result of new tax legislation in the province of British Columbia which became effective January 1, 2006. The new legislation results in a reduction of our Canadian corporate provincial income tax that is attributed to income derived from certain patents. The deferred tax asset of $41.9 million arose under the terms of the settlement agreement (See Note 23 in “Notes to the Consolidated Financial Statements”) between Sanofi-Synthelabo and TAP Pharmaceutical Products Inc. and its co-plaintiffs.
As part of the 2004 purchase price accounting for the acquisition of Atrix, some of the intangible and tangible assets were required to be written-up by virtue of generally accepted accounting principles that were applicable to the acquisition. The accounting write-up resulted in a deferred income tax liability associated with property, plant and equipment, trademarks, and developed technology that were amortized over a period of 5, 16, and 17 years, respectively, and an inventory write-up that is recognized in cost of sales as the related products are sold. The reduction in the deferred tax liability is largely a result of the sale of the intangible assets associated with the divestiture of our generic dermatology and dental businesses and related manufacturing facility (See Note 19 in “Notes to the Consolidated Financial Statements”).
The increase in our valuation allowance in 2006 was largely the result of the litigation settlement, accumulated U.S. tax losses and tax credits that we cannot benefit. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.
In 2005, the combined Canadian Federal and Provincial statutory income tax rate was reduced on a pro-rata basis from 35.62% to 34.12%, yielding an annual statutory rate of 34.86% in 2005 and 34.12% in 2006.
19. DISCONTINUED OPERATIONS
In December 2006, QLT USA completed the sale of its generic dermatology and dental businesses and related manufacturing facility located in Fort Collins, Colorado to Tolmar Inc., a private pharmaceutical company. The purchase price was $21.0 million and was paid in full, subject to the release from escrow in early 2008 of a 10% holdback. We recognized a loss, net of tax, of $8.0 million related to this transaction. The assets sold included $17.1 million of fixed assets, $4.9 million of intangible assets, $3.0 million of inventory and $5.3 million of goodwill allocated in accordance with SFAS 142, Goodwill and Other Intangibles. The gross proceeds of $21.0 million and the related loss exclude $1.0 million of contingent consideration payable based on future commercial orders for Aczone, if Aczone is being produced by Tolmar Inc. in the Fort Collins manufacturing facility. The loss also excludes any other final purchase price adjustments related to working capital that may be made in the future and are currently under review. The divestiture of these assets is consistent with our strategy of concentrating our resources on the research and development of proprietary products in our core therapeutic areas. Approximately 140 employees have been or will be transitioned to the purchaser as part of the divestiture of this business. Eligard will continue to be manufactured at the Fort Collins manufacturing facility under the terms of a supply agreement between QLT USA and Tolmar.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the results of operations and the loss on disposal of the generic dermatology and dental businesses had been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Furthermore, the assets included as part of this divestiture had been reclassified as held for sale in the Consolidated Balance Sheet for prior periods. During the third quarter of 2006, we recorded a write-down of $8.6 million to our assets held for sale as a result of the failure to receive regulatory approval for a late stage generic dermatology product and a launch delay for another product. For the year ended December 31, 2006, we recorded a loss from discontinued operations, net of income taxes, of $18.2 million compared to a loss of $11.9 million for the same period in 2005, due to the loss recorded on disposal, impairment and other charges related to the failure to receive approval for a late stage product offset by increased sales of generic dermatology products and the cessation of depreciation and amortization on assets held for sale.
The significant components of our results from discontinued operations, net of income taxes, for 2006, 2005 and 2004 are as follows:

(In thousands of U.S. dollars)	2006	2005	2004

Net revenue	$15,077	$12,136	$1,317

Write-down of assets held for sale	$(8,592)	—	—

Pretax losses	$(11,322)	$(16,157)	$(15,126)
Income taxes	1,093	4,229	104

	(10,229)	(11,928)	(15,022)

Loss on disposal	$(10,488)	—	—
Income tax on disposal	2,527	—	—

Net loss from discontinued operations	$(18,190)	$(11,928)	$(15,022)

20. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
As at December 31, 2006 and December 31, 2005, the carrying amounts for our cash and cash equivalents, short-term investment securities, restricted cash, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. In 2006, we designated a portion of our short-term investments as trading securities. As at December 31, 2006, $1.8 million of unrealized gains related to outstanding trading securities were included in earnings. Our long-term debt comprises $172.5 million aggregate principal amount of convertible senior notes which had a fair value of $161.2 million as of December 31, 2006 as published by an independent financial markets information provider. These notes are not listed on any securities exchange or included in any automated quotation system. The published value may not be reliable as the amounts cannot be independently verified and not all trades are reflected.
With respect to the concentration of credit risk, our accounts receivable, as at December 31, 2006 and December 31, 2005, are comprised primarily of amounts owing from Novartis Pharma AG.
We purchased goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earned most of our revenues in Euros (“EUR”) and USD. We entered into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net income (primarily in EUR and USD) and cash flows (in USD and Swiss francs (“CHF”)). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized loss in respect of such foreign currency contracts, as at December 31, 2006, was approximately $1.2 million, which was included in our results of operations. At December 31, 2006, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts to sell USD	2007	USD 1.0	1.34014 per USD
Swiss franc / Canadian dollar option-dated forward contract to sell CHF	2007	CHF 29.7	0.90587 per CHF

21. COMMITMENTS AND GUARANTEES
In the normal course of business, we enter into product supply agreements with contract manufacturers, which expire at various dates to 2009 and total $41.2 million, as well as other purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office equipment and office space. Estimated operating lease payments are $0.6 million in 2007, $0.4 million in 2008, and $0.2 million in 2009. The minimum annual commitment related to these agreements payable over the next five years is as follows:

(In thousands of U.S. dollars)
Year ending December 31,
2007	$29,989
2008	13,713
2009	1,171
2010	194
2011	145
In the course of our business, we regularly provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. As at December 31, 2006, no amount has been accrued related to indemnities.
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
Details of our revenues by category are as follows:
Revenues

(In thousands of U.S. dollars)	2006	2005	2004

Visudyne®	$129,366	$187,238	$177,457
Eligard®	42,324	31,588	3,270
Other	1,269	1,036	—
Contract research and development	1,155	9,251	4,028
Licensing and Milestones	976	724	—

	$175,090	$229,837	$184,755

Details of our revenues and property, plant and equipment by geographic segments are as follows:
Revenues1

(In thousands of U.S. dollars)	2006	2005	2004

U.S.	$54,776	$102,967	$99,356
Europe	83,321	87,852	65,800
Canada	17,438	16,171	10,149
Other	19,555	22,847	9,450

	$175,090	$229,837	$184,755

Property, plant and equipment

(In thousands of U.S. dollars)	2006	2005

Canada	$45,634	$48,379
U.S.	4,863	4,418

	$50,497	$52,797

(1)  Revenues are attributable to a geographic segment based on the location of: (a) the customer, for net revenue and royalties; and (b) the head office of the collaborative partner, in the case of revenues from contract research and development and collaborative arrangements.
23. CONTINGENCIES
(a) Eligard Patent Litigation
United States Patent Litigation
In 2003, plaintiffs TAP Pharmaceutical Products, Inc., Takeda Chemical Industries Ltd. and Wako Pure Chemical Industries, Ltd. filed suit against QLT USA, Inc. and co-defendant Sanofi-Synthelabo, Inc. in the U.S. federal court in the Northern District of Illinois Eastern Division (Case No. 1:03-CV-7822). TAP and its co-plaintiffs alleged that QLT USA and Sanofi-Synthelabo willfully infringed U.S. Patent No. 4,728,721 (the “‘721 patent”) by the manufacture and sale in the United States of the Eligard® product line and sought injunctive relief, damages, and an award of attorneys’ fees and costs against QLT USA and Sanofi-Synthelabo (the “TAP Litigation”).
On February 9, 2007, QLT USA, Inc. entered into a Settlement, Release and Patent License to settle the litigation captioned “TAP Pharmaceutical Products Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd. v. Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc.”, No. 03-C-7822, in the United States District Court for the Northern District of Illinois and the appeal pending therefrom in the United States Court of Appeals for the Federal Circuit. QLT USA, Sanofi-Synthelabo, Takeda Chemical Industries, Ltd. (“Takeda”), Wako Pure Chemical Industries, Ltd. (“Wako”), TAP Pharmaceutical Products Inc. (“TAP”) and Abbot Laboratories, Ltd. (“Abbot”) were parties to the settlement agreement. The settlement resolved that litigation initiated by TAP and its co-plaintiffs regarding U.S. patent no. 4,728,721.
Under the terms of the settlement agreement, and without admitting liability, QLT USA paid TAP $112.5 million and Sanofi-Synthelabo paid TAP $45.0 million, for an aggregate settlement amount of $157.5 million. The settlement agreement provides that TAP and its co-plaintiffs will release their claims made in the United States litigation against QLT USA and Sanofi-Synthelabo and each of TAP, Takeda, Wako and Abbott will grant QLT USA a transferable, non-exclusive, perpetual, royalty-free license under any of their past and future patents to make, use and sell QLT USA’s currently-marketed Eligard® products in the United States and Canada. The District Court and the Court of Appeals entered orders dismissing the respective litigation on February 15, 2007 and February 12, 2007, respectively.
In connection with the settlement agreement, on February 9, 2007, QLT USA and Sanofi-Synthelabo entered into an amended and restated Contribution Agreement to provide for, among other things, the dollar amount each party has agreed to contribute under the settlement agreement.
As a result of this settlement, we will record a charge of US$112.5 million in our consolidated 2006 results. As of December 31, 2006, before payment of the settlement amount, our consolidated total cash, short-term investments, long-term investments and escrowed funds was approximately $378 million.
Germany Patent Litigation
On June 1, 2004, QLT USA’s Eligard marketing licensee for Eligard, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of the European counterpart to the ‘721 patent, European Patent 0 202 065 (the “’065 patent”). The ‘065 patent expired on May 6, 2006.
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
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit are null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako have appealed that decision. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision. The German lawsuits relating to the ‘065 patent were not resolved by the settlement agreement reached in connection with the ‘721 lawsuit in the United States.
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
In 2002, we moved for summary judgement against MEEI on all eight counts of MEEI’s complaint in Civil Action No. 00-10783-JLT. The Court granted our motion, dismissing all of MEEI’s claims. With respect to our counterclaim requesting correction of inventorship of U.S. Patent No. 5,789,349 (the "‘349 patent”) to add an additional Massachusetts General Hospital (“MGH”) inventor, the Court stayed the claim pending the outcome of the trial described below.
MEEI appealed the decision of the Court to the U.S. Court of Appeals for the First Circuit. In a decision dated June 15, 2005, the Court of Appeals upheld the dismissal of five of MEEI’s eight claims and remanded to the district court for further proceedings concerning three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets). In February 2006, we filed a Petition for Writ of Certiorari in the United States Supreme Court asserting that MEEI’s claim for unjust enrichment is preempted by federal patent law. The Court of Appeals stayed its remand to the district court pending the resolution of our Petition by the Supreme Court. In May

2006, the Supreme Court denied our Petition, and MEEI’s three remaining claims were then remanded to the district court for further proceedings.
On November 6, 2006, a federal jury found QLT liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay to MEEI a royalty of 3.01% on net sales of Visudyne worldwide. It remains for the court to determine whether this relates to future sales, or past and future sales of Visudyne. The trial judge will now consider post-trial motions including whether the decision of the jury is of an advisory nature only or whether the judge will make his determination of liability and damages, if any. From the time Visudyne was launched in 2000 to December 31, 2006, net sales of Visudyne have totaled approximately $2.3 billion worldwide. The jury determined that the unfair trade practices were not committed knowingly or willfully and therefore declined to award enhanced damages. Any award may include interest at court imposed rates and MEEI’s attorneys’ fees. We have filed post-trial motions addressing the effect of the jury’s verdict and to continue to vigorously pursue the defense of this case. It is uncertain when final judgment will be entered.
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
In May 2001, MEEI filed suit against us and Novartis Ophthalmics, Inc. in the United States District Court for the District of Massachusetts alleging infringement of the ‘303 Patent (Civil Action No. 01-10747-EFH). The suit seeks damages and injunctive relief for patent infringement. We denied the complaint raised a number of affirmative defenses, including incorrect inventorship, and asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the ‘303 patent. In addition, MGH intervened in the case requesting correction of inventorship on the ‘303 Patent to add three MGH scientists and one QLT scientist as joint inventors of the claimed inventions.
In 2004, we and MGH moved to correct inventorship on the ‘303 Patent. In January 2005, the Court granted partial summary judgement ordering that the ‘303 Patent be corrected to add QLT’s scientist as a joint inventor. Because the Court’s partial ruling made QLT a co-owner of the patent, the Court dismissed MEEI’s complaint for infringement. MEEI appealed that decision to the Court of Appeals for the Federal Circuit. In early October, 2006, the Court of Appeals for the Federal Circuit overturned that summary judgement on the basis that there were issues of fact that remain to be determined. The case has been remanded to the district court.
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
(c) Effect of the German Eligard Patent Litigation and MEEI Litigation
The final outcome of the German Eligard patent litigation and MEEI litigation is not presently determinable or estimable and accordingly, no amounts have been accrued. There can be no assurance that the matters will finally be resolved in favor of QLT USA’s German licensees of Eligard or in our favor. If the German Eligard patent litigation is not resolved favorably, QLT USA’s German licensees could be found liable for damages and those licensees may attempt to assert a claim against QLT USA for indemnification of all or part of such damages. If the MEEI litigation is not resolved favorably, QLT could be liable for damages. While we cannot estimate the potential damages in the German Eligard patent litigation and MEEI litigation, or what level of indemnification by QLT USA, if any, will be required in connection with the German Eligard patent litigation under the agreements with its German licensees, MediGene and Yamanouchi (now Astellas), the amount of damages and indemnification could be substantial, which could have a material adverse impact on our financial condition. Alternatively, the German Eligard patent litigation and/or MEEI litigation could be resolved favorably or could be settled. An outcome could materially affect the market price of our shares, either positively or negatively. We will continue to aggressively pursue the defense of the German Eligard patent litigation and MEEI litigation, and potential settlement discussions.

24. RECONCILIATION FROM U.S. GAAP TO CANADIAN GAAP
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
Our annual consolidated financial statements have been prepared in accordance with U.S. GAAP and the accounting rules and regulations of the SEC which differ in certain material respects from those principles and practices that we would have followed had our consolidated financial statements been prepared in accordance with Canadian GAAP. The following is a reconciliation of our net (loss) income as reported under U.S. GAAP and our net (loss) income reported in accordance with Canadian GAAP for the years ended December 31, 2006, 2005, and 2004.

Years ended December 31,	2006	2005	2004

(In thousands of U.S. dollars, except per share amounts)

Net loss, U.S. GAAP	$(101,605)	$(325,412)	$(165,709)
Stock-based compensation charge (a)	—	(7,071)	(11,233)
Purchase of in-process research and development (b)	—	—	222,000
Amortization of in-process research and development (b)	(4,457)	(13,059)	(1,486)
FIT recovery on amortization of in-process research and development (b)	1,694	4,962	566
Imputed interest on convertible debt (c)	(8,018)	(7,437)	(7,073)
Unrealized foreign exchange gain (loss) on convertible debt (c)	1,303	292	(1,387)
License and option fees (d)	1,910	—	—
Amortization of license and option fees (d)	(76)	—	—
Goodwill impairment charge (e)	—	(174,963)	—
(Provision for) recovery of income taxes on above items (b), (f)	(1,420)	48,308	655
(Loss) income from discontinued operations, net of income taxes (l)	(9,968)	(6,469)	13,941

Net (loss) income, Canadian GAAP	$(120,637)	$(480,849)	$50,274

Basic net (loss) income per common share, Canadian GAAP
(Loss) income before discontinued operations and extraordinary gain	$(1.09)	$(4.99)	$0.53
Discontinued operations	(0.33)	(0.20)	(0.01)
Extraordinary gain	—	—	0.17

Net (loss) income	$(1.43)	$(5.19)	$0.69

Diluted net income per common share, Canadian GAAP
(Loss) income before discontinued operations and extraordinary gain	$(1.09)	$(4.99)	$0.52
Discontinued operations	(0.33)	(0.20)	(0.01)
Extraordinary gain	—	—	0.17

Net (loss) income	$(1.43)	$(5.19)	$0.68

Weighted average number of common shares outstanding (in thousands)
Basic	84,596	92,637	73,240
Diluted	84,596	92,637	73,771
The following is a reconciliation of our balance sheet information as reported in U.S. GAAP and our balance sheet information computed in accordance with Canadian GAAP as of December 31, 2006 and December 31, 2005.

As at December 31,	2006	2005
(In thousands of United States dollars)
Total assets under U.S. GAAP	$639,107	$776,494
Short-term investments (g)	—	137
Future income tax assets (f)	(1,166)	—
Intangibles, net (b), (d)	69,641	83,880
Goodwill (b), (e)	40,067	41,923
Other long-term assets (g)	14	313

Total assets under Canadian GAAP	$747,663	$902,747

Total liabilities under U.S. GAAP	335,893	250,383
Future income tax liabilities (b), (f)	24,845	31,289
Long-term debt (c)	(11,258)	(17,848)

Total liabilities under Canadian GAAP	$349,480	$263,824

Total shareholders’ equity under U.S. GAAP	$303,214	$526,111
Common shares (a), (h), (i)	(2,434)	(2,434)
Contributed surplus (a)	58,938	59,000
Equity component of convertible debt (c)	33,500	33,500
(Deficit) Retained earnings (j)	(739)	16,758
Cumulative translation adjustment (g), (k)	5,704	5,988

Total shareholder’s equity under Canadian GAAP	$398,183	$638,923

(a)	Effective January 1, 2004, we adopted the fair value method of accounting for all employee and non-employee stock-based compensation for Canadian GAAP purposes on a retroactive basis, without restatement of prior periods. Compensation expense is recorded for stock options issued to employees using the fair value method. Under U.S. GAAP, we adopted SFAS 123R for stock options granted to employees and directors on January 1, 2006, using the modified prospective method, resulting in no material difference between U.S. GAAP and Canadian GAAP for the year ended December 31, 2006.

(b)	Under Canadian GAAP, acquired in-process research and development (“IPR&D”) projects are recorded as an intangible asset and amortized over their useful life. On November 19, 2004, we acquired IPR&D of $236.0 million through the acquisition of Atrix Laboratories, Inc. Accordingly, this amount was capitalized for Canadian GAAP purposes and is being amortized using the straight-line method over its useful life of seventeen years. As a result of book-tax basis differences attributable to IPR&D, an additional deferred tax liability of $89.7 million was recorded. During the year ended December 31, 2006, the future income tax liability was adjusted by $1.7 million for Canadian GAAP purposes to reflect the reduction in the temporary difference due to the amortization of the IPR&D. Under U.S. GAAP, IPR&D is expensed at time of acquisition. As a result of the impairment charge during 2005, amortization of IPR&D was lower for the year ended December 31, 2006. In addition, the future income tax liability was reduced by $91.8 million under Canadian GAAP ($39.9 million under U.S. GAAP). See note (e) for further discussion on the impairment charge.

(c)	In 2003, we completed a private placement of $172.5 million aggregate principal amount of convertible senior notes. Under Canadian GAAP, an amount of $33.5 million, representing the estimated value of the right of conversion, was allocated to the shareholders’ equity as the equity component of the convertible debt. Furthermore, with bifurcation, accretion expense is recorded as interest expense under Canadian GAAP. Under U.S. GAAP, bifurcation of debt is not required. In addition, foreign exchange gains/losses are calculated for the full face value of the debt under U.S. GAAP, and calculated only on the liability component under Canadian GAAP.

(d)	During the year ended December 31, 2006, we acquired certain license and option rights. Under U.S. GAAP, technology licenses and options may not have alternative future uses and were therefore expensed as research and development costs. Under Canadian GAAP, the license and option rights were capitalized as intangibles and are amortized over their useful lives of 17 — 18 years.

(e)	As a result of our 2005 impairment tests for goodwill and other intangibles we recorded, under U.S. and Canadian GAAP, non-cash impairment charges of $410.5 million and $594.9 million, respectively. The charge reduced the Canadian GAAP carrying amount of goodwill to $145.9 million. Under U.S. GAAP, as explained in (b) above, we expensed IPR&D at the time of acquisition which had the effect of lowering the carrying value of the assets we acquired from Atrix as compared to Canadian GAAP. Under Canadian GAAP, as explained in (b) above, we capitalized IPR&D at the time of acquisition, which increased the carrying value of the assets we acquired from Atrix as compared to US GAAP. With the higher carrying value, impairment of goodwill and other intangibles was higher under Canadian GAAP than under US GAAP. There was no impairment in 2006.

(f)	The differences between Canadian GAAP and U.S. GAAP assets and liabilities resulted in different deferred tax assets and deferred tax liabilities under the respective GAAP’s. Furthermore, investment tax credits are calculated using different formulas for Canadian and U.S. GAAP purposes due to different forecasted earnings under the respective GAAP’s. Under U.S. GAAP, the benefits of investment tax credits are recorded as part of the tax provision. Under Canadian GAAP, such tax credits are classified against the expenditure to which they relate, which is research and development.

(g)	We hold certain investments which under Canadian GAAP are recorded at historical costs adjusted for permanent impairment. Under U.S. GAAP they are recorded as available-for-sale securities. Such securities are required to be marked to market, with unrealized holding gains and losses recorded in other comprehensive income.

(h)	Under Canadian GAAP, beneficial conversion features attached to certain historical preferred shares were not included in share capital. Under U.S. GAAP, in prior years, a beneficial conversion feature attached to certain preferred shares was accreted as a return to the preferred shareholders. This resulted in an increase in the stated amount of historical share capital.

(i)	In 2000 and 2001, we accelerated the vesting of certain employee stock options as part of their severance. Under U.S. GAAP we recorded compensation expense and additional paid in capital in shareholders’ equity equal to the intrinsic value of the options and under Canadian GAAP there was no charge recorded.

(j)	Certain adjustments to retained earnings are required to account for the accumulated historical differences between Canadian GAAP and U.S. GAAP as discussed in the other parts of this note.

(k)	The cumulative translation adjustment resulting from the translation of our Canadian functional currency financial statements into U.S. dollar for reporting purposes differs between Canadian GAAP and U.S. GAAP due to the difference in the value of our assets and liabilities under the respective GAAP’s.

(l)	Under Canadian GAAP, acquired in-process research and development (“IPR&D”) projects are recorded as an intangible asset and amortized over their useful life. Generic dermatology IPR&D projects were sold as part of the QLT USA sale of its generic dermatology and dental businesses and related manufacturing facility. As a result, we included $8.0 million of generic dermatology IPR&D, net of tax, in our loss from discontinued operations. Due to the difference in carrying value of goodwill under Canadian GAAP (refer to note (e) above), we allocated an additional $1.9 million of goodwill to loss from discontinued operations.

(m)	Recent accounting policy developments include the following:
(i) Comprehensive Income
Commencing with our 2007 fiscal year, the new recommendations of the Canadian Institute of Chartered Accountants (“CICA”) for accounting for comprehensive income (CICA Handbook Section 1530), for the recognition and measurement of financial instruments (CICA Handbook Section 3855) and for hedges (CICA Handbook Section 3865) will apply. The transitional rules for these sections require implementation at the beginning of a fiscal year; and we have not implemented these sections in our 2006 fiscal year. The concept of comprehensive income for purposes of Canadian GAAP will be to include changes in shareholders’ equity arising from unrealized changes in the values of financial instruments.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified and in accordance with the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. The Company’s principal executive and financial officers have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective.
It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Management’s report on our internal controls over financial reporting is included at Item 8 of this Annual Report.
No change was made to our internal controls over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.
Item 9B. OTHER INFORMATION
     None

PART III
The Information required by Items 10 through 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the proxy statement for use in connection with the Company’s Annual Meeting of Shareholders to be held on May 17, 2007.
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required for this Item is incorporated by reference from the information set forth under the headings “Director Nomination Process,” “Audited Consolidated Financial Statements and Additional Information,” “Audit and Risk Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Code of Ethics and Code of Exemplary Conduct,” “Election of Directors” and “Information Concerning Board Committees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 17, 2007.
We have a code of ethics and code of exemplary conduct for senior financial officers that applies to our principal executive officer, all senior financial managers, including the principal financial and accounting officer, our treasurer and controller, our Vice President of investor relations, internal legal counsel, our corporate secretary, and all other company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website at www.qltinc.com, and is incorporated by reference to the information set forth under the heading "Corporate Code of Ethics and Code of Exemplary Conduct" in our definitive proxy statement for our annual meeting of shareholders to be held on May 17, 2007. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.
Item 11. EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from the information set forth under the headings “Compensation of Non-Employee Directors,” “Equity-Based Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Executive Compensation Committee,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change-in-Control,” “Option Grants in Last Fiscal Year” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” in our definitive proxy statement for our annual meeting of shareholders to be held on May 17, 2007.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2006:

	(a)	(b)	(c)
Number of securities
	Number of		remaining available
	Securities to be		for issuance under
	issued upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
PLAN CATEGORY	and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders	4,066,022 (1)	CAD $13.87	2,675,542
Equity compensation plans approved by security holders	3,000,156 (1)	USD $12.31	2,481,213
Equity compensation plans not approved by security holders(2)	—	—	—

Total	7,066,178		5,156,755

(1)	We currently maintain four equity compensation plans that have been approved by shareholders which provide for the issuance of common stock to employees, officers and directors. These four equity compensation plans are designated as the 1998 Incentive Stock Option Plan, the 2000 Incentive Stock Option Plan, the 1987 Atrix Performance Stock Option Plan and the 2000 Atrix Performance Stock Option Plan. No further Company securities remain available for issuance under either the 1998 Stock Option Plan or the 1987 Atrix Performance Stock Option Plan, however, both Plans remain in effect for so long as options previously granted under these Plans remain outstanding.

(2)	We currently maintain one equity compensation plan that has not been approved by shareholders which provides for the issuance of common stock to certain outside consultants of the Company. This plan has been designated as the Non-Qualified Atrix Stock Option Plan. The Compensation Committee sets the option price and exercise terms granted under the Non-Qualified Atrix Stock Option Plan. The exercise price of all options granted under the Non-Qualified Atrix Stock Option Plan has been the closing market price at the time of the grant.
Other information required for this Item is incorporated by reference from the proxy statement for use in connection with the annual meeting of shareholders to be held on May 17, 2007.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required for this Item is incorporated by reference from the information set forth under the headings “Indebtedness of Directors, Executive Officers and Senior Officers,” “Potential Payments Upon Termination or Change-In-Control,” “Interest of Certain Persons in Material Transactions” and “Information Concerning Board Committees” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 17, 2007.
Item 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES
The information required for this Item is incorporated by reference from the information set forth under the heading “Appointment of Independent Auditors” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 17, 2007.

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
Schedule II — Valuation and Qualifying Accounts for the Years ended December 31, 2006, 2005 and 2004.
Provision for non-completion of product inventory
(In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2006	$3,828	$2,738	$1,454	$5,112
2005	1,457	3,137	766	3,828
2004	—	3,655	2,198	1,457
Reserve for inventory obsolescence
(In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2006	$1,452	$1,924	$3,376	$—
2005	—	2,306	854	1,452
2004	—	—	—	—
Allowance for doubtful accounts
(In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2006	$673	$62	$610	$125
2005	—	683	10	673
2004	—	—	—	—
Deferred tax asset valuation allowance
(In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2006	$58,771	$49,731	$1,812	$106,690
2005	54,113	6,710	2,052	58,771
2004	1,654	52,843	384	54,113

Exhibits Index
The exhibits listed below are filed as part of this Report. References under the caption “Location” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference. Management contracts and compensatory plans or arrangements filed as exhibits to this Report are identified by an asterisk. The Commission file number for our Exchange Act filings referenced below is 1-10524.

Exhibit	Description	Location
2.1	Asset Purchase Agreement, dated December 20, 2006, by and among Tolmar, Inc., Dillford Company S.A. and QLT USA, Inc. (1)	Filed herewith

3.0	Articles	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on June 1, 2005.

4.1	Shareholder Rights Plan Agreement, as amended and restated, dated as of April 8, 2005, between QLT Inc. and ComputerShare Trust Company of Canada.	Exhibit 41 to the Company’s Current Report on Form 8-K dated April 8, 2005 and filed with the Commission on April 13, 2005.

4.2	Registration Rights Agreement, as amended and restated, dated as of December 17, 2004 by and between QLT Inc., Elan International Services, Ltd., and Elan Pharmaceutical Investments III, Ltd.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.1	Agreement, dated April 8, 1982, between Dr. Julia Levy, Quadra Logic Technologies Inc. and the University of British Columbia.	Exhibit to the Company’s Registration Statement on Form F-1 (File No. 33-31222) filed with the Commission on September 25, 1989.

10.2	Agreement, dated January 15, 1988, between Dr. David Dolphin, Quadra Logic Technologies Inc. and the University of British Columbia.	Exhibit to the Company’s Annual Report on Form 20-F for the year ended December 31, 1988.

10.3	Royalty Adjustment and Stock Option Agreement dated August 10, 1989, between Quadra Logic Technologies Inc. and Dr. David Dolphin.	Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

10.4	Royalty Agreement, dated December 15, 1987, between Quadra Logic Technologies Inc. and Dr. David Dolphin.	Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

10.5	1998 QLT Incentive Stock Option Plan.	Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.6*	2000 QLT Incentive Stock Option Plan (as amended in 2002); (formerly numbered 10.70).	Exhibit to the Company’s Registration Statement on Form S-8 filed with the Commission on September 20, 2002.

10.7*	Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings.	Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8*	Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau.	Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	POT Development, Manufacturing and Distribution Agreement, dated July 1, 1994, between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen (now Novartis	Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

Exhibit	Description	Location
Ophthalmics, a division of Novartis Pharma AG).

10.10	BPD-MA Verteporfin Supply Agreement, dated March 12, 1999 between QLT PhotoTherapeutics Inc. and Parkedale Pharmaceuticals, Inc. (1)	Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.11	BPD-MA Presome Supply Agreement, dated February 26, 1998, between QLT PhotoTherapeutics Inc. and Nippon Fine Chemical Co., Ltd. (1)	Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	BPD-MA Supply Agreement, dated December 11, 1998, between QLT PhotoTherapeutics Inc. and Raylo Chemicals Limited. (1)	Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	License Agreement, dated December 8, 1998, between QLT PhotoTherapeutics Inc. and The General Hospital Corporation. (1)	Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 23, 2001 between Novartis Ophthalmics AG and QLT Inc. (1)	Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.15	Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement entered into July 22, 2003 between Novartis Ophthalmics AG (now Novartis Ophthalmics, a division of Novartis Pharma AG) and QLT Inc.	Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.16	Agreement and Plan of Merger by and among QLT Inc, Aspen Acquisition Corp. and Atrix Laboratories, Inc. dated as of June 14, 2004.	Annex A to the Company’s Joint Proxy Statement/Prospectus on Form S-4 dated October 14, 2004.

10.17	License and Royalty Agreement, dated as of August 8, 2000 between Atrix Laboratories, Inc. and Pfizer Inc.	Exhibit 99.3 to Atrix Laboratories, Inc.’s Current Report on Form 8-K dated August 8, 2000 and filed with the Commission on September 7, 2000.

10.18	Collaboration, Development and Supply Agreement dated as of August 28, 2000 between Atrix Laboratories, Inc. and Sandoz, Inc. (formerly Geneva Pharmaceuticals, Inc.)	Exhibit 10.13 to Atrix Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.19	Collaboration, License and Supply Agreement dated as of December 8, 2000 between Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc. as amended through February 15, 2007. (1)	Filed herewith.

10.20	Collaboration, License and Supply Agreement, dated as of April 4, 2001, between Atrix Laboratories, Inc. and MediGene as amended through May 17, 2006. (1)	Filed herewith.

10.21*	Separation Letter Agreement with Michael J. Doty.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2005 and filed with the Commission on April 21, 2005.

10.22*	QLT Inc. 2005 Cash Incentive Plan.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 10, 2005 and filed with

Exhibit	Description	Location
the Commission on May 16, 2005.

10.23*	Deferred Share Unit Plan For Non-Employee Directors.	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.24*	Change Of Control Letter Agreement between QLT Inc. and Cameron Nelson.	Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.25*	Letter Agreement dated September 23, 2005 between QLT Inc. and Paul J. Hastings.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2005 and filed with the Commission on September 26, 2005.

10.26*	Employment Agreement dated September 26, 2005 between QLT Inc. and Robert L. Butchofsky.	Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.27*	Change of control letter agreement dated September 26, 2005 for Robert L. Butchofsky.	Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.28*	Employment Agreement dated November 8, 2005 between QLT Inc. and Cameron Nelson.	Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.29*	Consultancy Agreement, dated December 7, 2005, between QLT Inc. and Dr. Mohammad Azab.	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.30*	Employment Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.31*	Change of Control Letter Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan.	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.32*	Form of Stock Option Agreement for stock option grants to senior employees and executive officers.	Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.33*	Employment Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan.	Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.34*	Change of Control Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan.	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.35	Settlement, Release and Patent License dated February 9, 2007 by and among Takeda Pharmaceutical Company Limited, Wako Pure Chemical Industries, Ltd., TAP Pharmaceutical Products Inc., Abbott Laboratories, Limited – Laboratories Abbott, Limitee, QLT USA, Inc., and Sanofi-Synthelabo, Inc.	Filed herewith.

Exhibit	Description	Location
10.36	Eligard® Manufacturing and Supply Agreement, dated December 22, 2006, between Tolmar, Inc. and QLT USA, Inc. (1)	Filed herewith.

10.37	Amended and Restated Contribution Agreement, dated February 9, 2007, between Sanofi-Synthelabo, Inc. and QLT USA, Inc. (1)	Filed herewith.

11	Statement re: computation of per share earnings.	Filed herewith.

21	Subsidiaries of QLT Inc.	Filed herewith.

23	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer.	Filed herewith.

Notes:
*	Denotes executive compensation plans or arrangements.
(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: February 28, 2007

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

Signatures	Title	Date

/s/ Robert L. Butchofsky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

Robert L. Butchofsky

/s/ Cameron R. Nelson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

Cameron R. Nelson

/s/ E. Duff Scott	Director	February 28, 2007

E. Duff Scott

/s/ Bruce L.A. Carter	Director	February 28, 2007

Bruce L.A. Carter

/s/ C. Boyd Clarke	Chairman of the Board of Directors and Director	February 28, 2007

C. Boyd Clarke

/s/ Peter A. Crossgrove	Director	February 28, 2007

Peter A. Crossgrove

/s/ Ronald D. Henriksen	Director	February 28, 2007

Ronald D. Henriksen

/s/ Ian J. Massey	Director	February 28, 2007

Ian J. Massey

/s/ Alan C. Mendelson	Director	February 28, 2007

Alan C. Mendelson

/s/ Richard R. Vietor	Director	February 28, 2007

Richard R. Vietor

/s/ Jack L. Wood	Director	February 28, 2007

Jack L. Wood