Form 10-Q
period 2007-03-31
QLT INC/BC
filed 2007-05-09
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
Yes ☐    No ☑
As of May 7, 2007, the registrant had 75,343,351 outstanding Common Shares and 5,317,495 outstanding Stock Options.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	March 31, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$267,586	$299,053
Short-term investment securities	—	75,163
Restricted cash	2,227	3,916
Accounts receivable	30,775	38,872
Income taxes receivable	3,056	4,049
Inventories (Note 3)	36,966	34,268
Current portion of deferred income tax assets	8,660	8,657
Other (Note 4)	16,709	14,031

	365,979	478,009

Property, plant and equipment	50,318	50,497
Deferred income tax assets	10,878	9,838
Goodwill	97,225	98,641
Other long-term assets	1,865	2,121

	$526,265	$639,106

LIABILITIES
Current liabilities
Accounts payable	$14,898	$15,255
Income taxes payable	40	29
Accrued restructuring charge (Note 7)	1,325	2,383
Accrued liabilities (Note 5)	6,815	125,805
Deferred revenue	9,514	11,508

	32,592	154,980

Deferred income tax liabilities	5,835	5,483
Uncertain tax position liabilities (Note 2)	1,842	—
Deferred revenue	2,685	2,929
Long-term debt	172,500	172,500

	215,454	335,892

CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	710,046	708,206
March 31, 2007—75,314,397 shares
December 31, 2006 —75,188,980 shares
Additional paid in-capital	114,782	114,724
Accumulated deficit	(599,587)	(603,251)
Accumulated other comprehensive income	85,570	83,535

	310,811	303,214

	$526,265	$639,106

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars except share and per share information)	2007	2006

Revenues
Net product revenue (Note 9)	$25,116	$46,805
Net royalties	7,054	2,962
Contract research and development	248	401
Licensing and milestones	285	244

	32,703	50,412

Costs and expenses
Cost of sales	8,719	10,181
Research and development	11,083	14,373
Selling, general and administrative	6,842	7,818
Depreciation	1,584	1,512
Restructuring (Note 7)	576	52

	28,804	33,936

Operating income	3,899	16,476

Investment and other income (expense)
Net foreign exchange gains (losses)	25	(1,362)
Interest income	3,904	4,617
Interest expense	(1,582)	(1,594)
Other gains	1,152	—

	3,499	1,661

Income from continuing operations before income taxes	7,398	18,137

Provision for income taxes	(2,535)	(5,483)

Income from continuing operations	4,863	12,654

Loss from discontinued operations, net of income taxes (Note 10)	—	(521)

Net income	$4,863	$12,133

Basic net income per common share
Continuing operations	$0.06	$0.14
Discontinued operations	—	(0.01)

Net income	$0.06	$0.13

Diluted net income per common share
Continuing operations	$0.06	$0.14
Discontinued operations	—	(0.01)

Net income	$0.06	$0.13

Weighted average number of common shares outstanding (thousands)
Basic	75,283	90,620
Diluted	75,375	90,659

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2007	2006

Cash flows (used in) provided by operating activities
Net income	$4,863	$12,133
Adjustments to reconcile net income to net cash
from operating activities
Amortization of intangibles	—	78
Depreciation	1,584	1,917
Share based compensation	889	1,152
Amortization of deferred financing expenses	294	299
Unrealized foreign exchange (gain) loss	1,097	(4,463)
Tax loss utilization	1,360	—
Deferred income taxes	93	(2,170)
Trading securities	58,357	—
Changes in non-cash operating assets and liabilities
Accounts receivable	8,151	(3,667)
Inventories	(2,337)	3,312
Other current assets	(2,501)	358
Accounts payable	(379)	(1,008)
Income taxes payable	1,012	(14,566)
Accrued restructuring charge	(1,061)	(2,236)
Other accrued liabilities	(119,034)	(8,530)
Deferred revenue	(2,313)	(1,976)

	(49,925)	(19,367)

Cash provided by (used in) investing activities
Short-term investment securities	16,435	(49,560)
Restricted cash	1,689	—
Purchase of property, plant and equipment	(871)	(1,556)
Purchase costs related to Atrix Laboratories, Inc.	—	(2)

	17,253	(51,118)

Cash provided by (used in) financing activities
Common shares repurchased	—	(12,963)
Issuance of common shares	919	173

	919	(12,790)

Effect of exchange rate changes on cash and cash equivalents	286	(1,275)

Net decrease in cash and cash equivalents	(31,467)	(84,550)
Cash and cash equivalents, beginning of period	299,053	345,799

Cash and cash equivalents, end of period	$267,586	$261,249

Supplementary cash flow information:
Interest paid	$2,753	$2,792
Income taxes paid	—	22,154

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at December 31, 2005	91,184,681	$861,676	$66,565	$99,515	$(501,645)	—	$526,111

Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.22 per share and U.S. $2.89 - U.S. $8.64 per share	127,299	2,387	(1,574)	—	—	—	813

Stock-based compensation	—	—	4,586	—	—	—	4,586

Common share repurchase	(16,123,000)	(155,857)	45,147	—	—	—	(110,710)

Other comprehensive income (loss):
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(16,187)	—	$(16,187)	(16,187)

Unrealized gain on available for sale securities	—	—	—	207	—	207	207

Net Income	—	—	—	—	(101,605)	(101,605)	(101,605)

Comprehensive loss	—	—	—	—	—	(117,585)	—

Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535 (1)	$(603,251)	—	$303,214

Adjustment for the adoption of FASB Interpretation No. 48					(1,199)		(1,199)

Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.84 per share and U.S. $2.89 - U.S. $9.29 per share	125,417	1,840	(921)	—	—	—	919

Stock-based compensation	—	—	979	—	—	—	979

Other comprehensive income (loss):
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	2,013	—	$2,013	2,013

Unrealized gain on available for sale securities	—	—	—	22	—	22	22

Net Income	—	—	—	—	4,863	4,863	4,863

Comprehensive income	—	—	—	—	—	6,898	—

Balance at March 31, 2007	75,314,397	$710,046	$114,782	$85,570	$(599,587)	—	$310,811

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize our two unique technology platforms, photodynamic therapy and Atrigel®, to create products such as Visudyne® and Eligard®. All references to “QLT”, the “Company”, “we” or “us” include QLT Inc., QLT USA, Inc. (“QLT USA”) and our other subsidiaries.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006. All amounts are expressed in United States dollars unless otherwise noted.
In December 2006, we completed the sale of certain non-core assets, including the generic dermatology business, dental business and the related manufacturing facility owned by QLT USA in Fort Collins, Colorado. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the generic dermatology and dental businesses for the prior period have been reported as discontinued operations. (See Note 10 — “Discontinued Operations”.)
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
Principles of Consolidation
These condensed consolidated financial statements include the accounts of QLT Inc. and its subsidiaries, all of which are wholly owned. The principal subsidiaries included in our condensed consolidated financial statements are QLT USA and QLT Therapeutics, Inc., both of which are incorporated in the state of Delaware in the United States of America. All significant intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in purchase business combinations, stock-based compensation, provisions for taxes, determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management.
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for QLT Inc. and the U.S. dollar is the functional currency for our U.S. subsidiaries. Our condensed consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
Segmented Information
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing therapeutics for human health care. Our chief operating decision makers review our operating results on an aggregate basis and manage our operations as a single operating segment.
Long-lived Assets
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
Contingencies
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
As of March 31, 2007, no reserve has been established related to legal proceedings. (See Note 12 — Contingencies — in “Notes to Condensed Consolidated Financial Statements.”)
Discontinued Operations
In December 2006, we completed the sale of certain non-core assets, including the generic dermatology business, dental business and related manufacturing facility of QLT USA in Fort Collins, Colorado. The results of operations for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for the prior period. Additionally, segment information does not include the results of businesses classified as discontinued operations.
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
With respect to Eligard, under the terms of the license agreements with QLT USA’s commercial licensees, we are responsible for Eligard manufacturing and supply and receive from our commercial licensees an agreed upon sales price upon shipment to them. (We also earn royalties from certain commercial licensees based upon their sales of Eligard products to end customers. These royalties are included in net royalty revenue.) We recognize net revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our commercial licensees, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our commercial licensees. Our Eligard commercial licensees are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our commercial licensees.
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

Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. This statement eliminated the alternative to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS 123. As stock-based compensation expense recognized in the statement of income for the three month periods ended March 31, 2007 and March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
During the three month periods ended March 31, 2007 and March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. (See Note 2 — Income Taxes for a discussion of the adoption of Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes )
Net Income Per Common Share
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
The following table sets out the computation of basic and diluted net income per common share:

	Three months ended
(In thousands of U.S. dollars, except share and per share data)	March 31, 2007	March 31, 2006

Numerator:
Income from continuing operations	$4,863	$12,654
Loss from discontinued operations, net of income taxes	—	(521)

Net income	$4,863	$12,133
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—

Adjusted income	$4,863	$12,133

Denominator:(thousands)
Weighted average common shares outstanding	75,283	90,620
Effect of dilutive securities:
Stock options	92	39
Convertible senior notes	—	—

Diluted potential common shares	92	39

Diluted weighted average common shares outstanding	75,375	90,659

Basic net income per common share
Continuing operations	$0.06	$0.14
Discontinued operations	—	(0.01)

Net income	$0.06	$0.13

Diluted net income per common share
Continuing operations	$0.06	$0.14
Discontinued operations	—	(0.01)

Net income	$0.06	$0.13

Excluded from the calculation of diluted net income per common share for the three months ended March 31, 2007 and March 31, 2006 were 4,756,648 and 9,042,014 shares, respectively, related to stock options because their effect was anti-dilutive. For the same periods, 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes were also excluded because their effect was anti-dilutive.
Recently Issued Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. See Note 2 — Income Taxes in “Notes to the Condensed Consolidated Financial Statements” for additional information, including the effects of adoption on our Condensed Consolidated Statement of Financial Position.
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity (SPE) may hold. SFAS 155 is effective for all financial instruments acquired or issued in the first fiscal year beginning after Sept. 15, 2006. The adoption of SFAS 155 did not have a material impact on our results of operations.

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
2.   INCOME TAXES
On January 1, 2007, we adopted the provisions of Financial Accounting Standard Board Interpretation No. 48 or FIN 48, Accounting for Uncertainty in Income Taxes. As a result of our adoption of FIN 48, we recorded uncertain tax position liabilities of $1.8 million, of which $1.2 million was recorded as an adjustment to the opening balance of accumulated deficit, $0.5 million as an adjustment to income tax receivable and $0.1 million as an adjustment to deferred income tax assets. The total amount of unrecognized tax benefits as of January 1, 2007 ($1.8 million), if recognized, will favorably impact the effective tax rate in a future period.
We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision. As a result of the adoption of FIN 48 only a nominal amount of interest and penalties has been accrued and is included as a component of the $1.8 million uncertain tax position liabilities noted above.
We do not currently expect any significant increases or decreases to our unrecognized tax benefits within 12 months of the reporting date.
The Company and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we believe we are subject to tax. In jurisdictions in which the Company and its subsidiaries do not believe we are subject to tax and therefore do not file income tax returns, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of the Company or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. We are not aware of any material income tax examination currently in progress by any taxing jurisdiction. Our major jurisdictions are Canada and the U.S. With few exceptions, the Company and its subsidiaries should not be subject to Canadian income tax examinations in respect of taxation years before 1988 and U.S. income tax examinations in respect of taxation years before 1993.
3.   INVENTORIES

(In thousands of U.S. dollars)	March 31, 2007	December 31, 2006

Raw materials and supplies	$9,840	$10,723
Work-in-process	27,796	27,981
Finished goods	5,043	676
Provision for non-completion of product inventory	(5,713)	(5,112)

	$36,966	$34,268

4.  OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	March 31, 2007	December 31, 2006

Visudyne inventory in transit held by Novartis Ophthalmics	$12,391	$10,677
Prepaid expenses and other	4,318	3,354

	$16,709	$14,031

Inventory in transit comprises finished goods that have been shipped to and are held by Novartis Ophthalmics. Under the terms of the PDT Product Development, Manufacturing and Distribution Agreement, upon delivery of inventory to Novartis Ophthalmics, we are entitled to an advance equal to our cost of inventory. The inventory in transit is also included in deferred revenue at cost, and will be recognized as revenue in the period of the related product sale and delivery by Novartis Ophthalmics to third parties, where collection is reasonably assured.
5.   ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2007	December 31, 2006

Royalties	$1,303	$1,723
Compensation	2,717	4,683
Separation costs	774	1,107
Foreign exchange contracts	—	2,011
Interest	652	1,936
Litigation settlement	—	112,500
Other	1,369	1,845

	$6,815	$125,805

6.   FOREIGN EXCHANGE FACILITIES
We have three foreign exchange facilities with three separate financial institutions for the sole purpose of entering into foreign exchange contracts.
Two of the foreign exchange facilities have similar terms and allow us to enter into a combined maximum of $550.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. Interest charges, at the financial institutions’ prime rate plus 2%, are only applicable if we are in default with regards to the foreign exchange contracts. The third foreign exchange facility allows us to enter into forward foreign exchange contracts at the financial institution’s discretion and does not have defined limits on amount or duration. These foreign exchange facilities are secured by money market instruments equivalent to our contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At March 31, 2007, money market instruments totalling $1.5 million were pledged as security for these foreign exchange facilities.
7.   RESTRUCTURING CHARGE
In December 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives (“December 2005 Restructuring”). We provided approximately 100 affected employees with severance and support to assist with outplacement and recorded $5.0 million of restructuring charges. During the third quarter of 2006, we adjusted our restructuring accruals by an inconsequential amount to reflect current estimates related to this restructuring plan. We have completed all activities associated with this restructuring and expect to pay out the remaining amounts by the end of 2007.
On October 26, 2006, as a result of declining Visudyne sales, we announced plans to restructure our operations in order to reduce our overall cost structure going forward (“October 2006 Restructuring”). We have provided or will be providing approximately 80 affected employees with severance and support to assist with outplacement. We recorded

$0.6 million of restructuring charge in the first quarter of 2007 for a cumulative total of $3.6 million. We expect to record additional restructuring charges of $0.5 million to $1.0 million as we complete final activities associated with this restructuring over the remainder of 2007. We anticipate paying most amounts by the end of 2007.
The details of our restructurings are as follows:
Severance and termination benefits accrued

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$686	$1,514	$2,200
Restructuring charge	—	407	407
Adjustments	(68)	—	(68)
Cash payments	(246)	(1,080)	(1,326)

Balance at March 31, 2007	$372	$841	$1,213

Other related expenses accrued

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$99	$84	$183
Restructuring charge	—	237	237
Cash payments	(23)	(285)	(308)

Balance at March 31, 2007	$76	$36	$112

Combined Total

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$785	$1,598	$2,383
Restructuring charge	—	644	644
Adjustments	(68)	—	(68)
Cash payments	(269)	(1,365)	(1,634)

Balance at March 31, 2007	$448	$877	$1,325

8.   SHARE CAPITAL
(a)       Stock Options
      Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

			Aggregate
		Exercise Price	intrinsic value
(In Canadian dollars)	Number of Options	Per Share Range	(in millions)

Outstanding at December 31, 2006	4,066,022	$7.79 - 32.85	$3.0
Granted	—	—
Exercised	28,808	7.79 - 9.84
Cancelled	165,586	7.79 - 32.85

Outstanding at March 31, 2007	3,871,628	$7.79 - 32.85	$1.3

The aggregate intrinsic value of exerciseable options at March 31, 2007 with respect to our 1998 Plan and 2000 Plan was $0.5 million.
Stock option activity with respect to all our other option plans is presented below:

			Aggregate
		Exercise Price	intrinsic value
(In U.S. dollars)	Number of Options	Per Share Range	(in millions)

Outstanding at December 31, 2006	3,000,156	$2.89 - 17.82	$0.6
Granted	—	—
Exercised	96,609	2.89 - 9.29
Cancelled	1,018,470	6.54 - 17.82

Outstanding at March 31, 2007	1,885,077	$4.73 - 17.26	$0.2

The aggregate intrinsic value of exerciseable options at March 31, 2007 with respect to all other option plans was $0.2 million.
There were no stock options granted during the three months ended March 31, 2007. The fair value of stock options granted in the three months ended March 31, 2006 was CAD $2.79 and U.S. $2.51. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended
	March 31,	March 31,
	2007	2006

Annualized volatility	—	45.9%
Risk-free interest rate	—	4.1%
Expected life (years)	—	2.7

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

The impact on our results of operations of recording stock-based compensation for the three-month periods ended March 31, 2007 and March 31, 2006 was as follows:

(In thousands of U.S. dollars, except share information)	Three months ended,
	March 31,	March 31,
	2007	2006

Cost of sales	$—	$75
Research and development	600	708
Selling, general and administrative	289	369
Discontinued operations	—	—

Share based compensation expense before income taxes	889	1,152
Related income tax benefits	—	—

Share based compensation, net of income taxes	$889	$1,152

At March 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $5.6 million, which is expected to be recognized over 36 months with a weighted-average period of 2.0 years. The total share-based compensation cost of stock options capitalized as part of inventory was negligible during the three month periods ended March 31, 2007 and March 31, 2006. The total intrinsic value of stock options exercised during the three month periods ended March 31, 2007 and March 31, 2006 was $0.2 million and $0.1 million, respectively. For the three month periods ended March 31, 2007 and March 31, 2006, we recorded cash received from the exercise of stock options of $0.9 million and $0.2 million, respectively and there were no related tax benefits recorded during these same periods. Upon option exercise, we issue new shares of stock.
9.   NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended
	March 31,
(In thousands of U.S. dollars)	2007	2006

Visudyne® sales by Novartis Ophthalmics	$61,235	$106,782
Less: Marketing and distribution costs	(26,833)	(31,447)
Less: Inventory costs	(3,086)	(5,480)
Less: Royalties to third parties	(1,283)	(2,330)

	$30,033	$67,525

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne sales	$15,017	$33,762
Add: Advance on inventory costs from Novartis Opthalmics	2,082	4,704
Add: Royalties reimbursed to QLT	1,285	2,346
Add: Other costs reimbursed to QLT	2,176	734

Revenue from Visudyne® sales	$20,560	$41,546

Net product revenue from Eligard®	4,556	5,259

	$25,116	$46,805

For the three months ended March 31, 2007, approximately 14% of total Visudyne sales were in the United States, with Europe and other markets responsible for the remaining 86%. For the same period in 2006, approximately 29% of total Visudyne sales by Novartis Ophthalmics were in the United States with Europe and other markets responsible for the remaining 71%.

10.   DISCONTINUED OPERATIONS
To focus our business on the research and development of proprietary products in our core therapeutic areas, during the first quarter of 2006, we initiated an active plan for the sale of certain non-core assets, including the generic dermatology business, dental business and related manufacturing facility of QLT USA in Fort Collins, Colorado. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the generic dermatology and dental businesses were accounted for as discontinued operations. Accordingly, the results of operations of these businesses have been excluded from continuing operations and reported as discontinued operations for the prior period. In December 2006, QLT USA completed the sale of these non-core assets to Tolmar Inc., a privately-held pharmaceutical company.
Operating results of our generic dermatology and dental businesses included in discontinued operations are summarized as follows:

	For the three months ended
	March 31,
(In thousands of U.S. dollars)	2007	2006

Net revenue	$—	$3,533

Pretax losses	$—	$(585)
Income taxes	—	64

Net loss from discontinued operations	$—	$(521)

11.   FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future cash flows (in Swiss francs (“CHF”)). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. The net unrealized gain in respect of such foreign currency contracts, as at March 31, 2007, was nominal. At March 31, 2007, we have outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

Swiss franc / Canadian dollar option-dated forward contracts to sell CHF	2007	CHF 14.7	0.95513 per CHF
With respect to the concentration of credit risk, our accounts receivable, as at March 31, 2007 and December 31, 2006, comprised primarily amounts owing from Novartis Pharma AG and Sanofi-Synthelabo, Inc.
12.   CONTINGENCIES
Litigation and Legal Matters
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigation in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against QLT Inc. or QLT USA, Inc. which we consider to be potentially material to our business and are described below.
We are also from time to time a defendant in other litigation that because either the amount claimed is not material or because we believe that the claim is covered by insurance and that, in our reasonable judgment based on the information available to us at the time, we do not expect the damages if we are found liable to exceed the insured limits. QLT cannot determine the ultimate liability with respect to such legal proceedings and claims at this time.

(a) Eligard Patent Litigation
On February 9, 2007, QLT USA, Inc. entered into a Settlement, Release and Patent License to settle the litigation captioned “TAP Pharmaceutical Products Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd. v. Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc.”, No. 03-C-7822, in the United States District Court for the Northern District of Illinois and the appeal pending therefrom in the United States Court of Appeals for the Federal Circuit. QLT USA, Sanofi-Synthelabo, Takeda Chemical Industries, Ltd. (“Takeda”), Wako Pure Chemical Industries, Ltd. (“Wako”), TAP Pharmaceutical Products Inc. (“TAP”) and Abbot Laboratories, Ltd. (“Abbot”) were parties to the settlement agreement. Under the terms of the settlement agreement, and without admitting liability, QLT USA paid TAP $112.5 million and Sanofi-Synthelabo paid TAP $45.0 million, for an aggregate settlement amount of $157.5 million. The settlement agreement provided that TAP and its co-plaintiffs released their claims made in the United States litigation against QLT USA and Sanofi-Synthelabo and each of TAP, Takeda, Wako and Abbott granted QLT USA a transferable, non-exclusive, perpetual, royalty-free license under any of their past and future patents to make, use and sell QLT USA’s currently-marketed Eligard® products in the United States and Canada. The District Court and the Court of Appeals entered orders dismissing the respective litigation on February 15, 2007 and February 12, 2007, respectively.
In connection with the settlement agreement, on February 9, 2007, QLT USA and Sanofi-Synthelabo entered into an amended and restated Contribution Agreement that provided for, among other things, the dollar amount each party agreed to contribute under the settlement agreement.
As a result of this settlement, we recorded a charge of $112.5 million in our consolidated 2006 results and this amount was paid in the first quarter of 2007.
Germany Patent Litigation
On June 1, 2004, QLT USA’s Eligard marketing licensee for Eligard, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of European Patent 0 202 065 (the “'065 patent”), the European counterpart to the patent that was the subject of the U.S. Eligard patent litigation referred to above. The '065 patent expired on May 6, 2006.
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH sought a provisional injunction in the Regional Court Hamburg, Germany, alleging that the marketing of Eligard by MediGene and its licensee Yamanouchi (now Astellas) in Germany violated the '065 patent. The Court denied that request.
On June 28, 2004, the Takeda companies and Wako filed a complaint in the Regional Court Düsseldorf, Germany, against MediGene and Yamanouchi, alleging infringement of the '065 patent.
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit are null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako have appealed that decision. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision. The German lawsuits relating to the '065 patent were not resolved by the settlement agreement reached in connection with the '721 lawsuit in the United States. It is uncertain when a decision of the appeal court in the '065 patent will be rendered.
Under agreements QLT USA entered into with MediGene and Yamanouchi, QLT USA has provided certain indemnities to MediGene and Yamanouchi including indemnities covering certain losses relating to infringement of a third party’s proprietary rights on and subject to the terms of that agreement.
(b) Patent Litigation with MEEI
The First MEEI Lawsuit
In April 2000, Massachusetts Eye and Ear Infirmary (“MEEI”) filed a civil suit (Civil Action No. 00-10783-JLT, which we refer to as the “first MEEI lawsuit”) against QLT Inc. in the United States District Court (the “Court”) for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin (the active pharmaceutical ingredient in Visudyne®) as the photoactive agent in the treatment of certain eye diseases including AMD.
In 2002, we moved for summary judgment against MEEI on all eight counts of MEEI’s complaint. The Court granted our motion, dismissing all of MEEI’s claims.
MEEI appealed the decision of the Court to the U.S. Court of Appeals for the First Circuit. In a decision dated June 15, 2005, the Court of Appeals upheld the dismissal of five of MEEI’s eight claims and remanded to the district court for further proceedings concerning three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets). In 2006, MEEI’s three remaining claims were remanded to the district court for further proceedings.
On November 6, 2006, a federal jury found QLT liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay to MEEI a royalty of 3.01% on net sales of Visudyne worldwide. It remains for the court to determine whether this relates to future sales, or past and future sales of Visudyne. The trial judge will now consider post-trial motions including whether the decision of the jury is of an advisory nature only or whether the judge will make his determination of liability and damages, if any. From the time Visudyne was launched in 2000 to March 31, 2007, net sales of Visudyne have totaled approximately $2.3 billion worldwide. The jury determined that the unfair trade practices were not committed knowingly or wilfully and therefore declined to award enhanced damages. Any award may include interest at court imposed rates and MEEI’s attorneys’ fees. We have filed post-trial motions addressing the effect of the jury’s verdict and to continue to vigorously pursue the defense of this case. It is uncertain when final judgment will be entered.
The Second MEEI Lawsuit
In May 2001 the United States Patent Office issued United States Patent No. 6,225,303 (the “'303 Patent”) to MEEI. The '303 Patent is derived from the same patent family as the Patent in issue in the first suit, the '349 patent, and claims a method of treating unwanted choroidal neovasculature in a shortened treatment time using verteporfin (the active pharmaceutical ingredient in Visudyne®). The patent application which led to the issuance of the '303 patent was filed and prosecuted by attorneys for MEEI and, in contrast to the '349 patent, named only MEEI researchers as inventors.
In May 2001, MEEI filed suit against us and Novartis Ophthalmics, Inc. in the United States District Court for the District of Massachusetts alleging infringement of the '303 Patent (Civil Action No. 01-10747-EFH). The suit sought damages and injunctive relief for patent infringement. We denied the complaint and raised a number of affirmative defenses, including incorrect inventorship, and asserted counterclaims against MEEI and the two MEEI researchers who are named as inventors on the '303 patent. In addition, MGH intervened in the case requesting correction of inventorship on the '303 Patent to add three MGH scientists and one QLT scientist as joint inventors of the claimed inventions.
In 2004, we and MGH moved to correct inventorship on the '303 Patent. In January 2005, the Court granted partial summary judgment ordering that the '303 Patent be corrected to add QLT’s scientist as a joint inventor. Because the Court’s partial ruling made QLT a co-owner of the patent, the Court dismissed MEEI’s complaint for infringement. MEEI appealed that decision to the Court of Appeals for the Federal Circuit. In early October 2006, the Court of Appeals for the Federal Circuit overturned that summary judgment on the basis that there were issues of fact that remain to be determined.
On March 2, 2007, we entered into an agreement with MEEI to settle the '303 Patent litigation. Under the terms of the settlement agreement, MEEI dismissed with prejudice its claims for infringement of the '303 Patent against QLT and Novartis Ophthalmics, Inc. and QLT and Novartis dismissed their counterclaims against MEEI and named MEEI researchers. QLT was not required to provide financial consideration to MEEI as part of that settlement. QLT, MEEI and Massachusetts General Hospital (“MGH”) have agreed to resolve by arbitration counterclaims raised by QLT and MGH that researchers from QLT and MGH should have been named as inventors on the '303 Patent. The outcome of the arbitration on inventorship will have no effect on the settlement.
The settlement of the '303 Patent litigation does not resolve the first MEEI lawsuit referred to above (Action No. 00-10783-JLT).
The '349 patent is co-owned by QLT, MGH and MEEI. QLT entered into an exclusive license with MGH for its rights under the '349 patent in return for a royalty equal to 0.5% of net sales of Visudyne in the United States and Canada. Under the license agreement with MGH, if QLT concludes a license agreement with MEEI for rights under the '349 patent and continuation patents which includes payment of royalties and other compensation to MEEI that are more favorable than are contained in the license agreement with MGH, then as of the effective date of such more favorable royalties or compensation to MEEI, the license agreement with MGH shall be revised to the same rate as paid under the agreement with MEEI.
(c) Effect of the German Eligard Patent Litigation and MEEI Litigation
The final outcome of the German Eligard patent litigation and first MEEI lawsuit is not presently determinable or estimable and accordingly, no amounts have been accrued. There can be no assurance that the matters will finally be resolved in favor of QLT USA’s German licensees of Eligard or in our favor. If the German Eligard patent litigation is not resolved favorably, QLT USA’s German licensees could be found liable for damages and those licensees may attempt to assert a claim against QLT USA for indemnification of all or part of such damages. If the first MEEI lawsuit is not resolved favorably, QLT could be liable for damages. While we cannot estimate the potential damages in the German Eligard patent litigation and first MEEI lawsuit, or what level of indemnification by QLT USA, if any, will be required in connection with the German Eligard patent litigation under the agreements with its German licensees, MediGene and Yamanouchi (now Astellas), the amount of damages and indemnification could be substantial, which could have a material adverse impact on our financial condition. Alternatively, the German Eligard patent litigation and/or first MEEI lawsuit could be resolved favorably or could be settled. An outcome could materially affect the market price of our shares, either positively or negatively. We will continue to aggressively pursue the defense of the German Eligard patent litigation and first MEEI lawsuit, and potentially enter into settlement discussions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006. All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate”, “project”, “expect”, “forecast”, “outlook”, “plan”, “intend”, “estimate”, “should”, “may”, “assume”, “continue”, and variations of such words or similar expressions are intended to identify our forward-looking statements and forward-looking information. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of QLT to be materially different from the results of operations or plans expressed or implied by such forward-looking statements and forward-looking information.
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	anticipated levels of future sales of our products;

•	our expectations regarding European Visudyne label changes, reimbursement and sales;

•	anticipated future operating results;

•	our expectations as to the outcome of the patent related litigation commenced by Massachusetts Eye and Ear Infirmary against QLT;

•	our expectations as to the outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical industries Ltd. and Takeda Pharma Gmbh;

•	our dependency on contract manufacturers and suppliers to manufacture our products at competitive prices and in accordance with FDA and other local and foreign regulatory requirements as well as our product specifications;

•	our expectations regarding future tax liability as a result of changes in estimates of prior years’ tax items and results of tax audits by tax authorities;

•	the anticipated timing and progress of clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for, receipt of and our ability to maintain regulatory approvals for our products; and

•	the anticipated timing for, receipt of and our ability to maintain reimbursement approvals for our products in development.
Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements and information included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or our objectives and plans will be achieved. Any forward-looking statement and forward-looking information speaks only as of the date on which it is made. Except to fulfill our obligations under the federal securities laws, we undertake no obligation to update any such statement or information to reflect events or circumstances after the date on which it is made.
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
QLT was formed in 1981 under the laws of the Province of British Columbia, Canada. In November 2004, we acquired Atrix Laboratories, Inc., (now QLT USA, Inc. or “QLT USA”) a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. This acquisition expanded and diversified our consolidated portfolio of approved products, products in development or under regulatory review, and proprietary technologies.

Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our lead commercial product, Visudyne, utilizes PDT to treat the eye disease known as wet age related macular degeneration, or wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe.
Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or CNV.
Furthermore, Visudyne is currently commercially available for the treatment of the form of wet AMD known as occult subfoveal CNV in over 50 countries, many of which are in the European Union. In April 2007, the Committee for Medicinal Products for Human Use (CHMP) announced that it will recommend to the European Commission that the indication of Visudyne in the treatment of occult subfoveal CNV be deleted from the label for Visudyne in the European Union. The European Commission is expected to endorse the CHMP’s recommendation in a final decision that should be issued within approximately two months. It is unclear what the effect on future European Visudyne sales will be as a result of a decision by the European Commission to delete the occult subfoveal CNV indication from the approved label for Visudyne. We expect that it will depend primarily on the extent to which countries in the European Union adversely change their policies by which physicians and patients are reimbursed for the use of Visudyne to treat occult subfoveal CNV as well as market adoption of Visudyne following the results from clinical trials being undertaken which are studying the use of Visudyne in combination with other compounds.
Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. Visudyne is also approved in more than 60 countries, including the U.S., Canada and the European Union countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland (“Novartis Ophthalmics”) and is manufactured by QLT and sold by Novartis Ophthalmics under the terms of a co-development, manufacturing and commercialization agreement with Novartis Ophthalmics
In addition to our lead commercial product Visudyne, we market (through commercial licensees) the Eligard line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The U.S. Food and Drug Administration, or FDA, has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including 25 European countries, Canada, Australia, New Zealand, India and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) is approved in Canada, Australia, New Zealand and India while Eligard 45.0-mg (six-month) is approved in Germany, Canada, Australia and India.
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
To focus our business on the research and development of proprietary products in our core therapeutic areas, in December 2006, we divested our generic dermatology business, dental business and the manufacturing facility of QLT USA, in Fort Collins, Colorado.
RECENT DEVELOPMENTS
In April 2007, the Committee for Medicinal Product for Human Use (CHMP) announced that it will recommend to the European Commission that the indication of Visudyne in the treatment of occult subfoveal CNV be deleted from the label for Visudyne in the European Union. The European Commission is expected to endorse the CHMP’s recommendation in a final decision that should be issued within approximately two months. It is unclear what the effect on future European Visudyne sales will be as a result of a decision by the European Commission to delete the occult subfoveal CNV indication from the approved label for Visudyne. We expect that it will depend primarily on the extent to which countries in the European Union adversely change their policies by which physicians and patients are reimbursed for the use of Visudyne to treat occult subfoveal CNV as well as market adoption of Visudyne following the results from clinical trials being undertaken which are studying the use of Visudyne in combination with other compounds.

On March 5, 2007, we entered into an agreement with Massachusetts Eye and Ear Infirmary (“MEEI”) to settle the '303 Patent litigation. Under the terms of the settlement agreement, MEEI dismissed with prejudice its claims for infringement of the 303 Patent against us and Novartis Ophthalmics, Inc. and both Novartis and ourselves will dismiss our counterclaims against MEEI and named MEEI researchers. We have agreed to resolve by arbitration with MEEI and Massachusetts General Hospital (“MGH”) counterclaims raised by ourselves and MGH that researchers from QLT and MGH should have been named as inventors on the '303 Patent. The outcome of the arbitration on inventorship will have no effect on the settlement. (See Note 12 — Contingencies in “Notes to Condensed Consolidated Financial Statements.”)
On February 9, 2007, QLT USA entered into a Settlement, Release and Patent License to settle the litigation captioned “TAP Pharmaceutical Products Inc., Takeda Chemical Industries, Ltd. and Wako Pure Chemical Industries, Ltd. v. Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc.”, No. 03-C-7822, in the United States District Court for the Northern District of Illinois and the appeal pending therefrom in the United States Court of Appeals for the Federal Circuit. QLT USA, Sanofi-Synthelabo, Takeda Chemical Industries, Ltd. (“Takeda”), Wako Pure Chemical Industries, Ltd. (“Wako”), TAP Pharmaceutical Products Inc. (“TAP”) and Abbot Laboratories, Ltd. (“Abbot”) were parties to the settlement agreement. Under the terms of the settlement agreement, and without admitting liability, QLT USA paid TAP $112.5 million and Sanofi-Synthelabo paid TAP $45.0 million, for an aggregate settlement amount of $157.5 million. The settlement agreement provided that TAP and its co-plaintiffs released their claims made in the United States litigation against QLT USA and Sanofi-Synthelabo and each of TAP, Takeda, Wako and Abbott granted QLT USA a transferable, non-exclusive, perpetual, royalty-free license under any of their past and future patents to make, use and sell QLT USA’s currently-marketed Eligard® products in the United States and Canada. The District Court and the Court of Appeals entered orders dismissing the respective litigation on February 15, 2007 and February 12, 2007, respectively. (See Note 12 — Contingencies in “Notes to Condensed Consolidated Financial Statements.”)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, stock-based compensation, provisions for non-completion of inventory, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in the purchase business combinations, determination of fair value of assets held for sale, and provisions for taxes and contingencies. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report on Form 10-K for the year ended December 31, 2006.
Recently Issued and Recently Adopted Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. See Note 2 — Income Taxes in “Notes to Condensed Consolidated Financial Statements” for additional information, including the effects of adoption on our Condensed Consolidated Statement of Financial Position.
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our results of operations.
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
RESULTS OF OPERATIONS
For the three months ended March 31, 2007, we recorded net income of $4.9 million, or $0.06 diluted net income per common share. These results compare with net income of $12.1 million, or $0.13 diluted net income per common share, for the three months ended March 31, 2006. Detail discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
      Net product revenue was determined as follows:

	For the three months ended
	March 31,
(In thousands of U.S. dollars)	2007	2006
(Unaudited)
Visudyne® sales by Novartis Ophthalmics	$61,235	$106,782
Less: Marketing and distribution costs(1)	(26,833)	(31,447)
Less: Inventory costs(2)	(3,086)	(5,480)
Less: Royalties to third parties(3)	(1,283)	(2,330)

	$30,033	$67,525

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne® sales	$15,017	$33,762
Add: Advance on inventory costs from Novartis Ophthalmics(4)	2,082	4,704
Add: Royalties reimbursed to QLT(5)	1,285	2,346
Add: Other costs reimbursed to QLT(6)	2,176	734

Revenue from Visudyne® sales	$20,560	$41,546

Net product revenue from Eligard®	4,556	5,259

	$25,116	$46,805

(1)	“Less: Marketing and distribution costs”

This represents Novartis Ophthalmics’ cost of marketing, promoting, and distributing Visudyne, as well as certain specified costs incurred and paid for by QLT, determined in accordance with the PDT Product Development, Manufacturing, and Distribution Agreement between QLT and Novartis Ophthalmics (a division of Novartis Pharma AG). The costs incurred by Novartis Ophthalmics are related to its sales force, advertising expenses, marketing, and certain administrative overhead costs. The costs incurred by us include marketing support, legal and administrative expenses that we incur in support of Visudyne sales.

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
For the three months ended March 31, 2007, revenue from Visudyne sales of $20.6 million decreased by $21.0 million (or 51%) over the three months ended March 31, 2006. The decrease was primarily due to a 43% decline in Visudyne sales by Novartis Ophthalmics over the same quarter in the prior year as a result of decreased end user demand due to competing therapies. In the first quarter of 2007, approximately 14% of the total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 29% in first quarter of 2006. Overall the ratio of our share of revenue on final sales compared to Visudyne sales was 24.5% in the first quarter of 2007, down from 31.6% in the first quarter of 2006.
For the three months ended March 31, 2007, net product revenue from Eligard of $4.6 million decreased by $0.7 million (or 13%) over the same period in the prior year due to fewer shipments of Eligard to commercial licensees.
Net Royalties
For the three months ended March 31, 2007, royalty revenue of $7.1 million was $4.1 million (or 138%) higher compared to the same period in 2006. The increase was due to continued growth in Europe and higher sales in the U.S. compared to the prior year when there was a temporary suspension of Eligard sales in the U.S. by our commercial licensee.
Costs and Expenses
Cost of Sales
For the three months ended March 31, 2007, cost of sales decreased 14% to $8.7 million compared to $10.2 million for the same period in 2006. The decrease was due to lower sales of Visudyne, partially offset by higher manufacturing costs related to Eligard. Cost of sales related to revenue from Visudyne decreased from $6.5 million to $3.5 million in the three months ended March 31, 2007 compared to the same period in 2006. Compared to the same period in 2006, cost of sales related to revenue from Eligard increased to $5.2 million from $3.7 million in the three months ended March 31, 2007.
Research and Development
Research and development, or R&D, expenditures decreased 23% to $11.1 million for the three months ended March 31, 2007 compared to $14.4 million in the same period in 2006. The decrease was primarily due to reduced spending on Aczone, Lemuteporfin and Atrigel projects, partly offset by higher spending on Ocular research.

The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	changes in the regulatory environment
•	introduction of competing treatments
•	unexpected safety issues
•	patent maintenance and enforcement issues
•	changes in the commercial marketplace
•	difficulties in enrolling patients
•	delays in study progression
•	inability to develop cost effective manufacturing methods that comply with regulatory standards
•	uncertainties related to collaborative arrangements
•	environmental risks
•	other factors that we described in the Risk Factors section
R&D expenditures by therapeutic area were as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2007	2006

Ocular	$5,689	$3,932
Dermatology	2,527	4,388
Urology and Oncology	749	1,981
Other (including Atrigel programs not in the above therapeutic areas)	2,118	4,072

	$11,083	$14,373

Selling, General and Administrative Expenses
For the three months ended March 31, 2007, selling, general and administrative, or SG&A, expenses decreased 13% to $6.8 million compared to $7.8 million for the three months ended March 31, 2006. The decrease was primarily due to lower legal fees as a result of the TAP litigation settlement, offset by increased Visudyne support costs.
Restructuring Charge
For the three months ended March 31, 2007, restructuring increased to $0.6 million compared to $0.1 million for the three months ended March 31, 2006. Restructuring expenses represent the remaining costs of the restructurings we did in the fourth quarters of 2005 and 2006. We expect to record additional restructuring charges of $0.5 million to $1.0 million as we complete final activities associated with the 2006 restructuring.
Investment and Other Income
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains (losses) comprise gains (losses) from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long-term debt. For the three months ended March 31, 2007, we recorded a nominal amount of net foreign exchange gains versus net foreign exchange losses of $1.4 million in the same period in 2006. (See “Liquidity and Capital Resources — Interest and Foreign Exchange Rates”.)

Details of our net foreign exchange gains (losses) were as follows:

	For the three months ended
	March 31,
	2007	2006
(In thousands of U.S. dollars)
Cash and cash equivalents and short-term investments	$(1,552)	$870
U.S. dollar long-term debt	1,752	(1,076)
Foreign exchange contracts	414	(1,248)
Foreign currency receivables and payables	(589)	92

Net foreign exchange gains (losses)	$25	$(1,362)

Interest Income
For the three months ended March 31, 2007, interest income decreased by $0.7 million to $3.9 million from $4.6 million for the same period in 2006. The decrease was due to a reduction in cash resulting from our share buyback programs and litigation settlement, offset by higher interest rates compared to the same periods in the prior year.
Interest Expense
Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to the placement of these notes. For the three months ended March 31, 2007, interest expense of $1.6 million was essentially equal to the same period in 2006.
Other Gains
During the quarter we received and recorded the remaining payment of $1.0 million related to the sale of the non-U.S. rights of our BEMA technology in August 2006.
Discontinued Operations
In December 2006, QLT USA completed the sale of its generic dermatology and dental businesses and related manufacturing facility located in Fort Collins, Colorado to Tolmar Inc., a private pharmaceutical company. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the results of operations related to the generic dermatology and dental business has been excluded from continuing operations and reported as discontinued operations for the prior period.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, and interest income.
The primary drivers of our operating cash flows during the three months ended March 31, 2007 were cash payments related to the following: litigation settlement, R&D activities, SG&A expenses, legal expenses related to various legal proceedings, raw materials purchases, manufacturing costs related to the production of Visudyne and Eligard, and interest expense related to our convertible notes, offset by cash receipts from product revenues, royalties and interest income.
For the three months ended March 31, 2007 we used $49.9 million of cash in operations as compared to $19.4 million for the same period in 2006. The litigation settlement payment of $112.5 million, lower cash receipts from Visudyne sales of $29.7 million, higher payments in relation to foreign exchange contracts of $4.5 million, lower interest income of $0.7 million, were offset by the sale of trading securities of $58.4 million, higher cash receipts from Eligard product sales and royalties of $5.0 million, lower operating and inventory related expenditures of $30.6 million, lower income tax instalments of $22.2 million (no income tax instalments was required for the three months ended March 31, 2007), and receipt of $1.0 million from the sale of the non-U.S. rights of our BEMA technology.
During the three months ended March 31, 2007, a decrease in short-term investments and restricted cash accounted for the most significant cash flows provided by investing activities offset by capital expenditures. We used $0.9 million for the purchase of property, plant and equipment.

For the three months ended March 31, 2007 our cash flows provided by financing activities consisted primarily of cash receipts of $0.9 million from stock option exercises.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2007, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 38 days. If market interest rates were to increase immediately and uniformly by a hundred basis points from levels at March 31, 2007, the fair value of the portfolio would decline by an immaterial amount due to the short remaining maturity period.
At March 31, 2007, we had $269.8 million in cash, cash equivalents and restricted cash, and $172.5 million of debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt, we held approximately the equivalent amount in U.S. dollar denominated cash and cash equivalents such that if the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash and cash equivalents would be mostly offset by the decline in the fair value of our $172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains and losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future cash flows. The net unrealized gain in respect of such foreign currency contracts for the three months ended March 31, 2007, was nominal and was included as part of the net foreign exchange gains in our results of operations.
At March 31, 2007, we have outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

Swiss franc / Canadian dollar option-dated forward contracts to sell CHF	2007	CHF 14.7	0.95513 per CHF

Contractual Obligations
Our material contractual obligations as of March 31, 2007 comprised our long-term debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ending December 31, 2006.
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
Except as described above and the contractual arrangements described in the Contractual Obligations section, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on QLT that are material..
General
Our remaining cash resources and working capital, plus our cash generating capabilities, is sufficient, in our opinion, to fund ongoing product development programs and other operating and capital requirements. Our future working capital and capital requirements will depend upon numerous factors, including: the status of competitors; the outcome of legal proceedings and potential damage awards (see our Condensed Consolidated Financial Statements — Note 12 — Contingencies); the progress of our R&D programs including preclinical and clinical testing; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, marketing and support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; our ability to establish collaborative arrangements with other organizations; and the in-licensing or acquisition of products and technologies. The nature and form of any future in-licensing or acquisition may have a material impact on our financial position and results of operations. Furthermore, depending on the overall structure of current and future strategic alliances, we may have additional capital requirements related to the further development, marketing and distribution of existing or future products. Accordingly, we may seek funding from a combination of sources, including product licensing, joint development and new collaborative arrangements, additional equity or debt financing or from other sources. No assurance can be given that additional funding will be available or, if available, on terms acceptable to us. If adequate capital is not available, our business could be materially and adversely affected.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 11 to the unaudited condensed consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4.   CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures
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
(b) Changes in Internal Control over Financial Reporting
Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
During the quarter ended March 31, 2007, following the divestiture of our subsidiary QLT USA’s manufacturing facility and other non-core assets, the company migrated the financial information system of its QLT USA subsidiary to SAP. This completed an internal objective for the Company of consolidating financial reporting onto one ERP platform. Further to this, various transitional controls designed to supplement existing internal controls were implemented to mitigate risks potentially associated with a system migration at a subsidiary following a downsizing of operations. Management believes the result of these changes, once completed, will be an enhancement of its operational efficiency and effectiveness and further improvement of internal controls that were previously considered effective.
Except for the changes described in the preceding paragraph, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that during the quarter ended March 31, 2007, there was no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Part I, Item 1 Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 12 Contingencies”, and is incorporated by reference herein.
ITEM 1A.   RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6.   EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date:	May 9, 2007	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2007	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Collaboration, License and Supply Agreement dated as of December 8, 2000 between Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc., as amended through February 15, 2007 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 0-17082)).(1)

10.2	Settlement, Release and Patent License Agreement dated February 9, 2007, by and among Takeda Pharmaceutical Company Limited, Wako Pure Chemical Industries, Ltd., TAP Pharmaceutical Products Inc., Abbot Laboratories, Limited—Laboratories Abbot, Limitee, QLT USA, Inc. and Sanofi-Synthelabo, Inc. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 0-17082)).

10.3	Amended and Restated Contribution Agreement dated February 9, 2007, between Sanofi-Synthelabo, Inc. and QLT USA, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (Commission File No. 0-17082)). (1)

10.4	Settlement Agreement dated March 2, 2007, by and between the Company and Massachusetts Eye and Ear Infirmary.(1)

10.5	QLT Inc. 2007 Cash Incentive Bonus Plan (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K dated February 27, 2007 and filed with the Commission on March 5, 2007 (Commission File No. 0-17082)).

31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934.