Form 10-Q
period 2007-06-30
QLT INC/BC
filed 2007-08-09
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
As of August 7, 2007, the registrant had 74,616,693 outstanding Common Shares and 5,966,725 outstanding Stock Options.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2007
TABLE OF CONTENTS

ITEM		PAGE

PART I — FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	1

	Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and June 30, 2006	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and June 30, 2006	3

	Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the three and six months ended June 30, 2007	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

4.	CONTROLS AND PROCEDURES	28

PART II — OTHER INFORMATION

1.	LEGAL PROCEEDINGS	29

1A.	RISK FACTORS	29

2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

6.	EXHIBITS	41

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	June 30, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$276,763	$299,053
Short-term investment securities	5,924	75,163
Restricted cash	2,253	3,916
Accounts receivable	29,353	38,872
Income taxes receivable	4,304	4,049
Inventories (Note 3)	38,099	34,268
Current portion of deferred income tax assets	43,664	8,657
Other (Note 4)	17,967	14,031

	418,327	478,009

Property, plant and equipment	52,587	50,497
Deferred income tax assets	15,239	9,838
Goodwill	96,089	98,641
Other long-term assets	1,868	2,121

	$584,110	$639,106

LIABILITIES
Current liabilities
Accounts payable	$10,945	$15,255
Income taxes payable	60	29
Accrued restructuring charge (Note 7)	841	2,383
Accrued liabilities (Note 5)	118,374	125,805
Deferred revenue	12,936	11,508

	143,156	154,980

Deferred income tax liabilities	8,757	5,483
Uncertain tax position liabilities (Note 2)	1,886	—
Deferred revenue	3,673	2,929
Long-term debt	172,500	172,500

	329,972	335,892

CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	702,148	708,206
June 30, 2007 — 74,616,693 shares
December 31, 2006 — 75,188,980 shares
Additional paid in-capital	117,942	114,724
Accumulated deficit	(668,253)	(603,251)
Accumulated other comprehensive income	102,301	83,535

	254,138	303,214

	$584,110	$639,106

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars except share and per share information)	2007	2006	2007	2006

Revenues
Net product revenue (Note 9)	$27,881	$41,414	$52,997	$88,219
Net royalties	7,360	5,868	14,414	8,830
Contract research and development	50	270	299	671
Licensing and milestones	367	244	652	488

	35,658	47,796	68,362	98,208

Costs and expenses
Cost of sales	12,242	11,551	20,961	21,732
Research and development	11,075	15,767	22,158	30,140
Selling, general and administrative	5,560	9,756	12,402	17,574
Depreciation	1,579	1,593	3,163	3,105
Litigation (Note 12)	109,897	—	109,897	—
Restructuring charge (recovery) (Note 7)	283	(246)	858	(194)

	140,636	38,421	169,439	72,357

Operating (loss) income	(104,978)	9,375	(101,077)	25,851

Investment and other income (expense)
Net foreign exchange gains (losses)	(448)	(2,105)	(423)	(3,467)
Interest income	3,442	5,218	7,346	9,835
Interest expense	(1,648)	(1,624)	(3,230)	(3,218)
Other	112	1,792	1,264	1,792

	1,458	3,281	4,957	4,942

(Loss) income from continuing operations before income taxes	(103,520)	12,656	(96,120)	30,793

Recovery (provision) for income taxes	35,024	(4,416)	32,490	(9,899)

(Loss) income from continuing operations	(68,496)	8,240	(63,630)	20,894

Loss from discontinued operations, net of income taxes (Note 10)	(171)	(756)	(171)	(1,278)

Net (loss) income	$(68,667)	$7,484	$(63,801)	$19,616

Basic net (loss) income per common share
Continuing operations	$(0.91)	$0.09	$(0.85)	$0.23
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)

Net (loss) income	$(0.92)	$0.08	$(0.85)	$0.22

Diluted net (loss) income per common share
Continuing operations	$(0.91)	$0.09	$(0.85)	$0.23
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)

Net (loss) income	$(0.92)	$0.08	$(0.85)	$0.22

Weighted average number of common shares outstanding (thousands)
Basic	74,982	88,752	75,195	89,686
Diluted	74,982	88,796	75,195	89,726

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Cash flows provided by (used in) operating activities
Net income	$(68,667)	$7,484	$(63,801)	$19,616
Adjustments to reconcile net income to net cash from operating activities
Amortization of intangibles	—	—	—	78
Depreciation	1,646	1,753	3,230	3,670
Write down of investments		432		432
Write down of fixed assets	355	—	355	—
Share based compensation	732	956	1,621	2,108
Amortization of deferred financing expenses	314	308	608	607
Unrealized foreign exchange (gain) loss	(8,467)	(5,170)	(7,372)	(9,633)
Tax loss utilization	1,136	—	2,552	—
Deferred income taxes (recovery)	(35,300)	(2,243)	(35,207)	(4,413)
Loss on disposal of equipment	—	20	—	20
Trading securities	(5,924)	—	52,433	—
Litigation	109,897	—	109,897	—
Interest earned on restricted cash	(26)	—	(26)	—
Changes in non-cash operating assets and liabilities
Accounts receivable	2,412	7,922	10,563	4,255
Inventories	1,059	4,338	(1,278)	7,650
Other current assets	(354)	2,156	(2,855)	2,514
Accounts payable	(2,207)	(4,476)	(2,598)	(5,484)
Income taxes payable	(952)	(3,398)	71	(17,964)
Accrued restructuring charge	(534)	(1,435)	(1,595)	(3,671)
Other accrued liabilities	1,407	4,081	(117,683)	(4,449)
Deferred revenue	3,633	2,521	1,320	545

	160	15,249	(49,765)	(4,119)

Cash (used in) provided by investing activities
Short-term investment securities	—	(25,954)	16,435	(75,514)
Restricted cash	—	(1,675)	1,689	(1,675)
Purchase of property, plant and equipment	(708)	(2,039)	(1,579)	(3,595)
Proceeds on disposal of property and equipment	—	13	—	13
Other acquisition related costs	(15)	(12)	(15)	(14)

	(723)	(29,667)	16,530	(80,785)

Cash used in financing activities
Common shares repurchased	(5,864)	(10,597)	(5,864)	(23,559)
Issuance of common shares	320	424	1,239	597

	(5,544)	(10,173)	(4,625)	(22,962)

Effect of exchange rate changes on cash and cash equivalents	15,284	11,200	15,570	9,925

Net decrease in cash and cash equivalents	9,177	(13,391)	(22,290)	(97,941)
Cash and cash equivalents, beginning of period	267,586	261,249	299,053	345,799

Cash and cash equivalents, end of period	$276,763	$247,858	$276,763	$247,858

Supplementary cash flow information:
Interest paid	$135	$82	$2,888	$2,874
Income taxes paid	—	10,057	—	32,211

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
	Common Shares		Additional	Other			Total
			Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at December 31, 2005	91,184,681	$861,676	$66,565	$99,515	$(501,645)	—	$526,111

Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.22 per share and U.S. $2.89 - U.S. $8.64 per share	127,299	2,387	(1,574)	—	—	—	813
Stock-based compensation	—	—	4,586	—	—	—	4,586
Common share repurchase	(16,123,000)	(155,857)	45,147	—	—	—	(110,710)
Other comprehensive income (loss):
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(16,187)	—	$(16,187)	(16,187)
Unrealized gain on available for sale securities	—	—	—	207	—	207	207
Net Income	—	—	—	—	(101,605)	(101,605)	(101,605)

Comprehensive loss	—	—	—	—	—	(117,585)	—

Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535 (1)	$(603,251)	—	$303,214

Adjustment for the adoption of FASB Interpretation No. 48					(1,199)		(1,199)
Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.84 per share and U.S. $2.89 - U.S. $9.29 per share	125,417	1,840	(921)	—	—	—	919
Stock-based compensation	—	—	979	—	—	—	979
Other comprehensive income (loss):
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	2,013	—	$2,013	2,013
Unrealized gain on available for sale securities	—	—	—	22	—	22	22
Net Income	—	—	—	—	4,863	4,863	4,863

Comprehensive income	—	—	—	—	—	6,898	—

Balance at March 31, 2007	75,314,397	$710,046	$114,782	$85,570	$(599,587)	—	$310,811

Exercise of stock options at CAD $7.79 and prices ranging from U.S. $5.13 - U.S. $7.27 per share	52,296	684	(364)	—	—	—	320
Stock-based compensation	—	—	806	—	—	—	806
Common share repurchase	(750,000)	(8,582)	2,718	—	—	—	(5,864)
Other comprehensive income (loss):
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	16,745	—	$16,745	16,745
Unrealized gain on available for sale securities	—	—	—	(14)	—	(14)	(14)
Net Income	—	—	—	—	(68,667)	(68,667)	(68,667)

Comprehensive income	—	—	—	—	—	(51,936)	—

Balance at June 30, 2007	74,616,693	702,148	117,942	102,301	(668,253)	—	254,138

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
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
Principles of Consolidation
These condensed consolidated financial statements include the accounts of QLT Inc. and its subsidiaries, all of which are wholly owned. The principal subsidiaries included in our condensed consolidated financial statements are QLT USA and QLT Therapeutics, Inc., both of which are incorporated in the state of Delaware in the United States of America. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, litigation contingencies, provisions for non-completion of inventory, provision for obsolete inventory, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in purchase business combinations, stock-based compensation, provisions for taxes, determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management.
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
On July 10, 2007, the United States District Court (the “Court”) for the District of Massachusetts rendered its decision in the lawsuit brought against QLT by Massachusetts Eye and Ear Infirmary and entered a final judgment on July 18, 2007. The Court found that QLT was liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful. As a result, we recorded a charge of $109.9 million in the second quarter of 2007 and accrued a litigation reserve in the same amount. The Court dismissed MEEI’s claim for misappropriation of trade secrets and, having found that the claim of unjust enrichment was not triable to a jury, also dismissed MEEI’s claim of unjust enrichment. On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment with the United States Court of Appeals for the First Circuit. In order to stay the execution and enforcement of the judgment pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide its cash, as security, to the bonding company in the full amount of the appeal bond. (See Note 12 — Contingencies — in the “Notes to the Consolidated Financial Statements.”)
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
     Net Royalties
We recognize net royalties when product is shipped by certain of our commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our commercial licensees.
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

     Licensing and Milestones
We have licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow licensees to sell our proprietary products in a defined territory for a defined period. A milestone payment is a payment made by a licensee to us upon achievement of a pre-determined event, as defined in the applicable license agreement. Non-refundable license fees and milestone payments are initially reported as deferred revenue. They are recognized as revenue over the remaining contractual term of the license agreement or as covered by patent protection, whichever is earlier, using the straight-line method or until the license agreement terminates. No milestone revenue is recognized until we have completed the required milestone-related services as set forth in the license agreement.
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
Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. This statement eliminated the alternative to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS 123. As stock-based compensation expense recognized in the statement of income for the three and six month periods ended June 30, 2007 and June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
During the three and six month periods ended June 30, 2007 and June 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
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

The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except share and per share data)	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Numerator:
(Loss) Income from continuing operations	$(68,496)	$8,240	$(63,630)	$20,894
Loss from discontinued operations, net of income taxes	(171)	(756)	(171)	(1,278)

Net income	$(68,667)	$7,484	$(63,801)	$19,616
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—	—	—

Adjusted income	$(68,667)	$7,484	$(63,801)	$19,616

Denominator: (thousands)
Weighted average common shares outstanding	74,982	88,752	75,195	89,686
Effect of dilutive securities:
Stock options	—	44	—	40
Convertible senior notes	—	—	—	—

Diluted potential common shares		44	—	40

Diluted weighted average common shares outstanding	74,982	88,796	75,195	89,726

Basic net income per common share
Continuing operations	$(0.91)	$0.09	$(0.85)	$0.23
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)

Net income	$(0.92)	$0.08	$(0.85)	$0.22

Diluted net income per common share
Continuing operations	$(0.91)	$0.09	$(0.85)	$0.23

Discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)

Net income	$(0.92)	$0.08	$(0.85)	$0.22

Excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2007 were 5,981,917 shares related to stock options because their effect was anti-dilutive. Excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2006 were 8,404,868 and 8,406,868 shares, respectively, related to stock options because their effect was anti-dilutive. For all periods presented, 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes were also excluded because their effect was anti-dilutive.
Recently Issued Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,(“FIN 48”), on January 1, 2007. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. See Note 2 — Income Taxes in “Notes to the Condensed Consolidated Financial Statements” for additional information, including the effects of adoption on our Condensed Consolidated Statement of Financial Position.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity (SPE) may hold. SFAS 155 is effective for all financial instruments acquired or issued in the first fiscal year beginning after Sept. 15, 2006. The adoption of SFAS 155 did not have a material impact on our results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements and is effective for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. The provisions of Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Entities are required to report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. We are currently evaluating the impact of this consensus on our Consolidated Financial Statements. As early adoption is not permitted, the full impact of this consensus can not be determined until the end of the current fiscal year.
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
We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision. Only a nominal amount of interest and penalties has been accrued and is included as a component of the uncertain tax position liabilities.
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
3. INVENTORIES

(In thousands of U.S. dollars)	June 30, 2007	December 31, 2006

Raw materials and supplies	$9,206	$10,723
Work-in-process	33,953	27,981
Finished goods	109	676
Provision for non-completion of product inventory	(5,169)	(5,112)

	$38,099	$34,268

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months ended June 30, 2007, we incurred charges of $0.9 million to the provision for non-completion of product inventory.
4. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	June 30, 2007	December 31, 2006

Visudyne inventory held by Novartis Ophthalmics	$14,333	$10,677
Prepaid expenses and other	3,634	3,354

	$17,967	$14,031

Inventory in transit comprises finished goods that have been shipped to and are held by Novartis Ophthalmics. Under the terms of the PDT Product Development, Manufacturing and Distribution Agreement, upon delivery of inventory to Novartis Ophthalmics, we are entitled to an advance equal to our cost of inventory. The inventory is also included in deferred revenue at cost, and will be recognized as revenue in the period of the related product sale and delivery by Novartis Ophthalmics to third parties, where collection is reasonably assured.
5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2007	December 31, 2006

Royalties	$1,317	$1,723
Compensation	3,553	4,683
Separation costs	466	1,107
Foreign exchange contracts	—	2,011
Interest	2,136	1,936
Litigation	109,897	—
Litigation settlement	—	112,500
Other	1,005	1,845

	$118,374	$125,805

6. FOREIGN EXCHANGE FACILITIES
We have three foreign exchange facilities with three separate financial institutions for the sole purpose of entering into foreign exchange contracts.
Two of the foreign exchange facilities have similar terms and allow us to enter into a combined maximum of $550.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. Interest charges, at the financial institutions’ prime rate plus 2%, are only applicable if we are in default with regards to the foreign exchange contracts. The third foreign exchange facility allows us to enter into forward foreign exchange contracts at the financial institution’s discretion and does not have defined limits on amount or duration. These foreign exchange facilities are secured by money market instruments equivalent to our contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At June 30, 2007, money market instruments totalling $1.6 million were pledged as security for these foreign exchange facilities.
7. RESTRUCTURING CHARGE
In December 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives (“December 2005 Restructuring”). We provided approximately 100 affected employees with severance and support to assist with outplacement and recorded $5.0 million of restructuring charges.

We have completed all activities associated with this restructuring and expect to pay out the remaining amounts over the next six months.
On October 26, 2006, as a result of declining Visudyne sales, we announced plans to restructure our operations in order to reduce our overall cost structure going forward (“October 2006 Restructuring”). We have provided or will be providing approximately 80 affected employees with severance and support to assist with outplacement. We recorded $0.3 million of restructuring charge in the second quarter of 2007 for a cumulative total of $3.9 million. We expect to record additional restructuring charges of $0.2 million to $0.4 million as we complete final activities associated with the October 2006 Restructuring over the remainder of 2007. We anticipate paying most amounts by the end of 2007.
The details of our restructurings are as follows:
Severance and termination benefits accrued

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$686	$1,514	$2,200
Restructuring charge	—	407	407
Adjustments	(68)	—	(68)
Cash payments	(246)	(1,080)	(1,326)

Balance at March 31, 2007	$372	$841	$1,213
Restructuring charge	—	253	253
Adjustments	20	10	30
Cash payments	(178)	(558)	(736)

Balance at June 30, 2007	214	546	760

Other related expenses accrued

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$99	$84	$183
Restructuring charge	—	237	237
Cash payments	(23)	(285)	(308)

Balance at March 31, 2007	$76	$36	$112
Restructuring charge	—	6	6
Adjustments	(6)	—	(6)
Cash payments	(13)	(18)	(31)

Balance at June 30, 2007	57	24	81

Combined Total

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$785	$1,598	$2,383
Restructuring charge	—	644	644
Adjustments	(68)	—	(68)
Cash payments	(269)	(1,365)	(1,634)

Balance at March 31, 2007	$448	$877	$1,325
Restructuring charge	—	259	259
Adjustments	14	10	24
Cash payments	(191)	(576)	(767)

Balance at June 30, 2007	271	570	841

8. SHARE CAPITAL
(a)	Share Buy-Back Program
On June 4, 2007, our Board of Directors announced a share buy-back program pursuant to which we have the right to purchase up to $50 million of our outstanding common shares over a 12-month period commencing on June 11, 2007. The share purchases are to be made as a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange (“TSX”) and NASDAQ Stock Market (“NASDAQ”), and in accordance with all regulatory requirements. The actual number of common shares which are purchased and the timing of any such purchases are determined by management.
During the three month period ended June 30, 2007, we repurchased 750,000 shares at an average price of $7.82, for a total cost of $5.9 million.
(b)	Stock Options
We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Annualized volatility	37.0%	45.2%	37.0%	45.6%
Risk-free interest rate	4.4%	4.3%	4.4%	4.2%
Expected life (years)	3.3	3.3	3.3	2.9

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
The impact on our results of operations of recording stock-based compensation for the three-month periods ended June 30, 2007 and June 30, 2006 was as follows:

(In thousands of U.S. dollars,
except share information)	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Cost of sales	$3	$13	$3	$23
Research and development	470	562	1,070	1,268
Selling, general and administrative	259	299	548	668
Discontinued operations	—	82	—	148

Share based compensation expense before income taxes	732	956	1,621	2,107
Related income tax benefits	(23)	—	(81)	—

Share based compensation, net of income taxes	$709	$956	$1,540	$2,107

At June 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $8.2 million, which is expected to be recognized over 36 months with a weighted-average period of 2.4 years. The total share-based compensation cost of stock options capitalized as part of inventory was $0.1 million and

$0.2 million during the three and six month periods ended June 30, 2007, flat in comparison to the same periods in 2006. The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2007 was $0.1 million and $0.3 million, respectively. For the three and six month periods ended June 30, 2006 the total intrinsic value of stock options exercised was $0.1 million and $0.1 million, respectively. We recorded cash received from the exercise of stock options of $0.3 million and $1.2 million, respectively, during the three and six months ended June 30, 2007. We recorded related tax benefits of $0.1 million and $0.1 million during the three and six months ended June 30, 2007. For the three and six month periods ended June 30, 2006, we recorded cash received from the exercise of stock options of $0.4 million and $0.6 million, respectively, and there were no related tax benefits recorded during these same periods. Upon option exercise, we issue new shares of stock.
9. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Visudyne® sales by Novartis Ophthalmics	$59,346	$95,341	$120,581	$202,123
Less: Marketing and distribution costs	(26,449)	(33,060)	(53,282)	(64,507)
Less: Inventory costs	(2,870)	(5,226)	(5,956)	(10,706)
Less: Royalties to third parties	(1,256)	(2,031)	(2,539)	(4,361)

	$28,771	$55,024	$58,804	$122,549

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne sales	$14,386	$27,512	$29,402	$61,274
Add: Advance on inventory costs from Novartis Ophthalmics	2,092	4,066	4,174	8,770
Add: Royalties reimbursed to QLT	1,258	2,046	2,542	4,392
Add: Other costs reimbursed to QLT	1,255	1,252	3,431	1,986

Revenue from Visudyne® sales	$18,991	$34,876	$39,549	$76,422

Net product revenue from Eligard®	8,890	6,538	13,448	11,797

	$27,881	$41,414	$52,997	$88,219

For the three months ended June 30, 2007, approximately 50% of total Visudyne sales were in Europe, 17% in the United States, and 33% in other markets worldwide. For the same period in 2006, approximately 53% of total Visudyne sales by Novartis Ophthalmics were in Europe, 20% in the United States, and 27% in other markets worldwide.
For the six months ended June 30, 2007, approximately 54% of total Visudyne sales were in Europe, 16% in the United States, and 30% in other markets worldwide. For the same period in 2006, approximately 49% of total Visudyne sales by Novartis Ophthalmics were in Europe, 24% in the United States, and 27% in other markets worldwide.
10. DISCONTINUED OPERATIONS
To focus our business on the research and development of proprietary products in our core therapeutic areas, during the first quarter of 2006 we initiated an active plan to sell the generic dermatology business, dental business and related manufacturing facility of QLT USA in Fort Collins, Colorado. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the generic dermatology and dental businesses were accounted for as discontinued operations. Accordingly, the results of operations of these businesses have been excluded from continuing operations and reported as discontinued operations for the prior period. In December 2006, QLT USA completed the sale of these non-core assets to Tolmar, Inc., a privately-held pharmaceutical company.
Operating results of our generic dermatology and dental businesses included in discontinued operations are summarized below. Adjustments to the loss on disposal are recorded in 2007 as we complete closing activities related to the sale of our generic dermatology and dental businesses to Tolmar, Inc.

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Net revenue	$—	$4,372	$—	$7,905

Pretax losses	$—	$(756)	$—	$(1,342)
Income taxes	—	—		64
Loss on disposal	(271)	—	(271)	—
Income tax on disposal	100	—	100	—

Net loss from discontinued operations	$(171)	$(756)	$(171)	$(1,278)

11. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We entered into foreign exchange contracts to manage exposure to currency rate fluctuations related to our cash flows (in U.S. dollars (“USD”) and Swiss francs (“CHF”)). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. The net unrealized gain in respect of such foreign currency contracts, as at June 30, 2007, was $0.2 million. At June 30, 2007, we have outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

Swiss franc / Canadian dollar option-dated forward contract to sell CHF	2007	CHF 7.4	0.91853 per CHF

Canadian dollar / Swiss franc option-dated forward contract to sell CAD	2007	CAD 6.7	1.09940 per CHF

U.S. / Canadian dollar option-dated forward contracts to buy CAD	2007	USD 11.4	1.07578 per USD
With respect to the concentration of credit risk, our accounts receivable, as at June 30, 2007 and December 31, 2006, comprised primarily amounts owing from Novartis Pharma AG and Sanofi-Synthelabo, Inc.
12. CONTINGENCIES
Litigation and Legal Matters
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigation in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against QLT Inc., QLT USA, Inc., and QLT Therapeutics, Inc. which we consider to be potentially material to our business and are described below.
We are also from time to time a defendant in other litigation that are not material in the amounts claimed or that the claim is covered by insurance and that, in our reasonable judgment based on the information available to us at the time, we do not expect the damages if we are found liable to exceed the insured limits. QLT cannot determine the ultimate liability with respect to such legal proceedings and claims at this time.

(a) Eligard Patent Litigation
On June 1, 2004, QLT USA’s Eligard marketing licensee for Eligard, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of European Patent 0 202 065 (the “’065 patent”). The ‘065 patent expired on May 6, 2006.
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH sought a provisional injunction in the Regional Court Hamburg, Germany, alleging that the marketing of Eligard by MediGene and its licensee Astellas (formerly known as Yamanouchi) in Germany violated the ‘065 patent. The Court denied that request.
On June 28, 2004, the Takeda companies and Wako filed a complaint in the Regional Court Düsseldorf, Germany, against MediGene and Astellas, alleging infringement of the ‘065 patent.
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit are null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako have appealed that decision. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision. It is uncertain when a decision of the appeal court in the ‘065 patent will be rendered.
Under agreements QLT USA entered into with MediGene and Astellas, QLT USA has provided certain indemnities to MediGene and Astellas including indemnities covering certain losses relating to infringement of a third party’s proprietary rights on and subject to the terms of those agreements.
The final outcome of the German Eligard patent litigation is not presently determinable or estimable and accordingly, no amounts have been accrued. There can be no assurance that the matter will finally be resolved in favor of QLT USA’s German licensees of Eligard or in our favor. If the German Eligard patent litigation is not resolved favorably, QLT USA’s German licensees could be found liable for damages and those licensees may attempt to assert a claim against QLT USA for indemnification of all or part of such damages. While we cannot estimate the potential damages in the German Eligard patent litigation, or what level of indemnification by QLT USA, if any, will be required in connection with the German Eligard patent litigation under the agreements with its German licensees, MediGene and Astellas, the amount of damages and indemnification could be substantial, which could have a material adverse impact on our financial condition. Alternatively, the German Eligard patent litigation could be resolved favorably or could be settled. An outcome could materially affect the market price of our shares, either positively or negatively. We will continue to aggressively pursue the defense of the German Eligard patent litigation, and potentially enter into settlement discussions.
(b) Patent Litigation with MEEI
In April 2000, Massachusetts Eye and Ear Infirmary (“MEEI”) filed a civil suit (Civil Action No. 00-10783-JLT) against QLT Inc. in the United States District Court (the “Court”) for the District of Massachusetts seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin (the active pharmaceutical ingredient in Visudyne®) as the photoactive agent in the treatment of certain eye diseases including AMD.
In 2002, we moved for summary judgment against MEEI on all eight counts of MEEI’s complaint. The Court granted our motion, dismissing all of MEEI’s claims.
MEEI appealed the decision of the Court to the United States Court of Appeals for the First Circuit. In a decision dated June 15, 2005, the United States Court of Appeals for the First Circuit upheld the dismissal of five of MEEI’s eight claims and remanded to the Court for further proceedings concerning three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets). In 2006, MEEI’s three remaining claims were remanded to the Court for further proceedings.
On November 6, 2006, a federal jury found QLT liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay to MEEI a royalty of 3.01% on net sales of Visudyne worldwide. On July 18, 2007, the Court entered a final judgment in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI damages in the form of royalties equal to 3.01% on past, present and future net sales worldwide of Visudyne. The Court also awarded interest at the Massachusetts statutory rate of 12% on the royalties as they would have become payable, from April 24, 2000. The Court also awarded MEEI its legal fees in an amount on $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI. The Court dismissed MEEI’s claim for misappropriation of trade secrets and, having found that the claim of unjust enrichment was not triable to a jury, also dismissed MEEI’s claim to unjust enrichment.
As a result, we recorded a charge of $109.9 million in the second quarter of 2007 and accrued a litigation reserve in the same amount. On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment to the United States Court of Appeals for the First Circuit. In order to stay the execution and enforcement of the judgment pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide its cash, as security, to the bonding company in the full amount of the appeal bond.
U.S. patent no. 5,789,349 (the “‘349 patent”), which is the subject of this litigation, is co-owned by QLT, Massachusetts General Hospital or “MGH” and MEEI. QLT entered into an exclusive license with MGH for its rights under the ‘349 patent in return for a royalty equal to 0.5% of net sales of Visudyne in the United States and Canada. Under the license agreement with MGH, if QLT concludes a license agreement with MEEI for rights under the ‘349 patent and continuation patents which includes payment of royalties and other compensation to MEEI that are more favorable than are contained in the license agreement with MGH, then as of the effective date of such more favorable royalties or compensation to MEEI, the license agreement with MGH shall be revised to the same rate as paid under the agreement with MEEI.
(c) Litigation with Biolitec, Inc.
On September 26, 2006, we notified Biolitec, Inc. or “Biolitec,” that Biolitec was in default under a Distribution Supply and Service Agreement, or the “Agreement”, entered into on December 21, 2005, between QLT Therapeutics, Inc. and Biolitec, relating to the development and sale of ocular medical lasers used to activate Visudyne, and that we were therefore terminating the Agreement unless Biolitec remedied its failure to perform. On December 1, 2006, we provided Biolitec notice of termination of the Agreement. On April 6, 2007, Biolitec filed a Complaint and Demand for Jury Trial in the Hampen County Superior Court of the Commonwealth of Massachusetts for breach of contract, promissory estoppel, misrepresentation and unfair trade practices. Biolitec also filed a demand for Arbitration with the American Arbitration Association, requesting that our termination of the Agreement be deemed and ruled invalid. After removing the court action to the United States District Court for the District of Massachusetts (the “Court”), we filed a motion to dismiss the court action or to stay the proceedings pending arbitration. On April 30, 2007, we also filed counterclaims against Biolitec in the arbitration action. We asserted counterclaims for breach of contract and rescission of the Agreement, and requested $739,000 in damages, plus interest, costs and attorney fees. On May 23, 2007, the Court entered an order granting our motion to stay the proceedings, but denied our motion to dismiss the action. The Court also ordered the parties to report back to the Court regarding arbitration no later than November 7, 2007.
On May 18, 2007, Biolitec filed an amended demand for arbitration with the American Arbitration Association asserting claims for breach of contract, promissory estoppel and misrepresentation relating to the Agreement. In the amended demand for arbitration, Biolitec seeks damages in the amount of $3,276,000 and a determination that our termination of the contract is invalid. Biolitec also seeks an award of attorneys’ fees and reasonable costs in prosecuting the arbitration. We believe Biolitec’s claims are without merit and we intend to defend against them vigorously. The final outcome of the litigation and arbitration with Biolitec is not presently determinable or estimable and accordingly, no amounts have been accrued.
13. SUBSEQUENT EVENT
On August 1, 2007, in order to stay the execution and enforcement of the judgment in the MEEI litigation pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide its cash, as security, to the bonding company in the full amount of the appeal bond. (See Note 12 — Contingencies — in the “Notes to the Consolidated Financial Statements.”)

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
QLT was formed in 1981 under the laws of the Province of British Columbia, Canada. In November 2004, we acquired Atrix Laboratories, Inc. (now QLT USA, Inc. or “QLT USA”), a Fort Collins, Colorado based biopharmaceutical company focused on advanced drug delivery. This acquisition expanded and diversified our consolidated portfolio of approved products, products in development or under regulatory review, and proprietary technologies.
Our first commercial product was in the field of photodynamic therapy, or PDT, which uses photosensitizers (light activated drugs) in the treatment of disease. Our lead commercial product, Visudyne, utilizes PDT to treat the eye disease known as wet age related macular degeneration, or “wet AMD,” the leading cause of blindness in people over the age of 55 in North America and Europe.
Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or “CNV.”
Furthermore, Visudyne is approved for the treatment of the form of wet AMD known as occult subfoveal CNV (“occult AMD”) in certain countries worldwide, which until recently included countries of the European Union (“EU”). Health authorities in the EU have recently removed occult AMD from the officially approved indications. This change is applicable to all EU member countries and may affect Visudyne reimbursement levels this year. Although we expect Visudyne European sales to decline as a result, the degree of decline should vary by country as the occult indication was not universally reimbursed across Europe previously, despite regulatory approval, and may also depend on potential market adoption of Visudyne following the clinical trial results studying the use of Visudyne in combination with other compounds.
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
In addition to our lead commercial product Visudyne, we market (through commercial licensees) the Eligard line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel technology combined with leuprolide acetate for the treatment of prostate cancer. The FDA has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg and Eligard 22.5-mg products are also approved in a number of other countries, including 25 European countries, Canada, Australia, New Zealand, India and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) is approved in Canada, Australia, New Zealand and India while Eligard 45.0-mg (six-month) is approved in Germany, Canada, Australia and India.

Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005 and by Health Canada in June 2006. Although Aczone is approved in the U.S. and Canada, it is not yet marketed. Based on a post-approval commitment requested by the FDA, we conducted a Phase IV clinical trial of Aczone™ in more than 50 patients with glucose-6-phosphate dehydrogenase, or “G6PD,” deficiency and communicated the positive outcome of this study in November 2006. A label revision supplement was submitted to the FDA during the second quarter of 2007, and in July it was accepted by the FDA for filing and review. A decision by the FDA on the label revision is expected by the end of March 2008. Commercialization of Aczone is pending the outcome of this submission to the FDA to remove the restriction currently on the approved label for the product.
Our efforts to increase our portfolio of products are ongoing. We carry out research and pre-clinical projects in our core therapeutic areas of ophthalmology and dermatology. To focus our business on the research and development of proprietary products in our core therapeutic areas, in December 2006, we divested our generic dermatology business, dental business and the manufacturing facility of QLT USA, in Fort Collins, Colorado. We have also begun the process to out-license our Atrigel drug delivery system in therapeutic areas that are no longer of core interest to us. As a result, we have stopped enrollment in the Growth Hormone Releasing Peptide (“GHRP”) study for end-stage renal disease and are spending very limited amounts on the Risperidone and Octreotide programs. In July 2007, we received communication from the FDA indicating that they will retain the clinical hold on our Octreotide Acromegaly IND. We are evaluating this decision by the FDA and will determine our course of action when we receive further communication from the FDA indicating the rationale for their decision.
RECENT DEVELOPMENTS
In July 2007, the FDA accepted for filing and review our labeling supplement for Aczone to request the removal of G6PD screening and blood monitoring requirements from our current label. A decision by the FDA on the label revision is expected by the end of March 2008.
In July 2007, the United States District Court (the “Court”) for the District of Massachusetts entered judgment in the lawsuit brought against us by MEEI in connection with U.S. patent no. 5,789,349. The Court found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI damages in the form of royalties equal to 3.01% on past, present and future net sales worldwide of Visudyne. The Court also awarded interest at the Massachusetts statutory rate of 12% on the royalties as they would have become payable, from April 24, 2000. The Court further awarded MEEI its legal fees in an amount of $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI. As a result, we recorded a charge of $109.9 million in the second quarter of 2007 and accrued a litigation reserve in the same amount. The Court dismissed MEEI’s claim for misappropriation of trade secrets and, having found that the claim of unjust enrichment was not triable to a jury, also dismissed MEEI’s claim of unjust enrichment. On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment to the United States Court of Appeals for the First Circuit. In order to stay the execution and enforcement of the judgment pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide its cash, as security, to the bonding company in the full amount of the appeal bond. (See Note 12 — Contingencies — in the “Notes to the Consolidated Financial Statements.”)
In June 2007, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common shares over 12 months commencing on June 11, 2007 on the Nasdaq Stock Market (“NASDAQ”) and the Toronto Stock Exchange (“TSX”). The share purchases are to be made as a normal course issuer bid. All purchases are to be effected through the facilities of the TSX and/or the NASDAQ, and in accordance with all regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management. During the three month period ended June 30, 2007, we repurchased 750,000 shares at an average price of $7.82, for a total cost of $5.9 million.

RESULTS OF OPERATIONS
For the three and six months ended June 30, 2007, we recorded a net loss of $68.7 million and $63.8 million, or $0.92 and $0.85 diluted net loss per common share. These results compare with net income of $7.5 million and $19.6 million, or $0.08 and $0.22 diluted net income per common share, for the three and six months ended June 30, 2006. Detailed discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
Net product revenue was determined as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Visudyne® sales by Novartis Ophthalmics	$59,346	$95,341	$120,581	$202,123
Less: Marketing and distribution costs(1)	(26,449)	(33,060)	(53,282)	(64,507)
Less: Inventory costs(2)	(2,870)	(5,226)	(5,956)	(10,706)
Less: Royalties to third parties(3)	(1,256)	(2,031)	(2,539)	(4,361)

	$28,771	$55,024	$58,804	$122,549

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne® sales	$14,386	$27,512	$29,402	$61,274
Add: Advance on inventory costs from Novartis Ophthalmics(4)	2,092	4,066	4,174	8,770
Add: Royalties reimbursed to QLT(5)	1,258	2,046	2,542	4,392
Add: Other costs reimbursed to QLT(6)	1,255	1,252	3,431	1,986

Revenue from Visudyne® sales	$18,991	$34,876	$39,549	$76,422

Net product revenue from Eligard®	8,890	6,538	13,448	11,797

	$27,881	$41,414	$52,997	$88,219

(1)	“Less: Marketing and distribution costs”

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
For the three months ended June 30, 2007, revenue from Visudyne sales of $19.0 million decreased by $15.9 million, or 46%, over the three months ended June 30, 2006. The decrease was primarily due to a 38% decline in Visudyne sales by Novartis Ophthalmics over the same quarter in the prior year as a result of decreased end user demand due to competing therapies. In the second quarter of 2007, approximately 17% of the total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 20% in second quarter of 2006. Overall the ratio of our share of revenue on final sales compared to Visudyne sales was 24.2% in the second quarter of 2007, down from 28.9% in the second quarter of 2006.
For the six months ended June 30, 2007, revenue from Visudyne sales of $39.5 million decreased by $36.9 million, or 48%, over the six months ended June 30, 2006. The decrease was primarily due to a 40% decline in Visudyne sales by Novartis Ophthalmics over the same period in the prior year as a result of decreased end user demand due to competing therapies. In the six months ended June 30, 2007, approximately 16% of the total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 24% in the six months ended June 30, 2006. Overall the ratio of our share of revenue on final sales compared to Visudyne sales was 24.4% in the six months ended June 30, 2007, down from 30.3% in the six months ended June 30, 2006.
For the three and six months ended June 30, 2007, net product revenue from Eligard of $8.9 million and $13.4 million increased by $2.3 million, or 36%, and $1.6 million, or 14%, respectively, over the same period in the prior year due to increased shipments of Eligard to commercial licensees, which was driven by Eligard’s continued growth in Europe and the U.S.
Net Royalties
For the three months ended June 30, 2007, royalty revenue of $7.4 million was $1.5 million (or 25%) higher compared to the same period in 2006. For the six months ended June 30, 2007, royalty revenue of $14.4 million was $5.6 million (or 63%) higher compared to the same period in 2006. The increase was due to Eligard’s continued growth in Europe and higher sales in the U.S. compared to the prior year when there was a temporary suspension of Eligard sales in the U.S. by our commercial licensee.

Costs and Expenses
Cost of Sales
For the three months ended June 30, 2007, cost of sales increased 6% to $12.2 million compared to $11.6 million for the same period in 2006. The increase was due to higher costs related to increased Eligard shipments to commercial licensees, partially offset by a drop in Visudyne cost of sales related to decreased Visudyne sales. For the six months ended June 30, 2007, cost of sales decreased 4% to $21.0 million compared to $21.7 million for the same period in 2006. The decrease was due to lower sales of Visudyne, partially offset by higher manufacturing costs related to Eligard shipments to commercial licensees.
Cost of sales related to revenue from Visudyne decreased from $5.7 million to $3.2 million in the three months ended June 30, 2007 compared to the same period in 2006 and decreased from $12.2 million to $6.6 in the six months ended June 30, 2007.
Cost of sales related to revenue from Eligard increased from $5.8 million to $9.1 million in the three months ended June 30, 2007 compared to the same period in 2006 and increased from $9.6 million to $14.3 million in the six months ended June 30, 2007.
Research and Development
Research and development, or R&D, expenditures decreased 30% to $11.1 million for the three months ended June 30, 2007 compared to $15.8 million in the same period in 2006. For the six months ended June 30, 2007, R&D decreased 27% to $22.2 compared to $30.1 million for the same period in 2006. The decrease was due to reduced spending on Visudyne, Aczone, Lemuteporfin, and Atrigel projects. Furthermore, the same period in the prior year included a $1.9 million in-licensing fee, whereas there were no in-licensing fees in 2007. The decreases were partly offset by higher spending on Ocular research.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	changes in the regulatory environment,
•	introduction of competing treatments,
•	unexpected safety issues,
•	patent maintenance and enforcement issues,
•	changes in the commercial marketplace,
•	difficulties in enrolling patients,
•	delays in study progression,
•	inability to develop cost effective manufacturing methods that comply with regulatory standards,
•	uncertainties related to collaborative arrangements,
•	environmental risks, and
•	other factors discussed under “Item 1A, Risk Factors” in this Report.

R&D expenditures by therapeutic area were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Ocular	$6,067	$4,734	$11,736	$8,666
Dermatology	2,974	4,295	5,457	8,683
Urology and Oncology	495	1,655	1,243	3,635
Other (including Atrigel programs not in the above therapeutic areas)	1,539	5,083	3,722	9,156

	$11,075	$15,767	$22,158	$30,140

Selling, General and Administrative Expenses
For the three months ended June 30, 2007, selling, general and administrative, or SG&A, expenses decreased 43% to $5.6 million compared to $9.8 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, SG&A decreased 29% to $12.4 million compared to $17.6 million for the same period in 2006. The decrease was primarily due to lower legal fees as a result of the TAP litigation settlement, partly offset by increased Visudyne support costs.
Litigation
In July 2007, the United States District Court (the “Court”) for the District of Massachusetts entered judgment in the lawsuit brought against us by MEEI in connection with U.S. patent no. 5,789,349. The Court found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI damages in the form of royalties equal to 3.01% on past, present and future net sales worldwide of Visudyne. The Court also awarded interest at the Massachusetts statutory rate of 12% on the royalties as they would have become payable, from April 24, 2000. The Court further awarded MEEI its legal fees in an amount of $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI. As a result, we recorded a charge of $109.9 million in the second quarter of 2007 and accrued a litigation reserve in the same amount. (See Note 12 — Contingencies — in the “Notes to the Condensed Consolidated Financial Statements.”)
Restructuring Charge (Recovery)
For the three months ended June 30, 2007, restructuring expenses increased to $0.3 million compared to a restructuring recovery of $0.2 million for the three months ended June 30, 2006. Restructuring expenses increased to $0.9 million for the six months ended June 30, 2007 compared to a restructuring recovery of $0.2 million for the same period in 2006. Restructuring charge (recovery) represent the remaining effects of the restructurings we did in the fourth quarters of 2005 and 2006. We expect to record additional restructuring charges of $0.2 million to $0.4 million as we complete final activities associated with the 2006 restructuring.
Investment and Other Income
Net Foreign Exchange Losses
Net foreign exchange losses comprise gains (losses) from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated long-term debt. For the three months ended June 30, 2007, we recorded net foreign exchange losses of $0.5 million versus net foreign exchange losses of $2.1 million in the same period in 2006. For the six months ended June 30, 2007, we recorded net foreign exchange losses of $0.4 million versus net foreign exchange losses of $3.5 million in the same period in 2006. (See “Liquidity and Capital Resources — Interest and Foreign Exchange Rates”.)

Details of our net foreign exchange gains (losses) were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

(In thousands of U.S. dollars)
Cash and cash equivalents and short-term investments	$(13,212)	$(7,909)	$(14,764)	$(7,039)
U.S. dollar long-term debt	13,933	8,045	15,685	6,969
Foreign exchange contracts	1,575	(2,192)	1,989	(3,440)
Foreign currency receivables and payables	(2,744)	(49)	(3,333)	43

Net foreign exchange gains (losses)	$(448)	$(2,105)	$(423)	$(3,467)

Interest Income
For the three months ended June 30, 2007, interest income decreased by $1.8 million to $3.4 million from $5.2 million for the same period in 2006. For the six months ended June 30, 2007, interest income decreased by $2.5 million to $7.3 million from $9.8 million for the same period in 2006. The decrease was due to a reduction in cash resulting from our share buyback programs and the Eligard patent litigation settlement payment in February 2007, partially offset by higher interest rates compared to the same periods in the prior year.
Interest Expense
Interest expense comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003 and amortization of deferred financing expenses related to the placement of these notes. For the three and six months ended June 30, 2007, interest expense of $1.6 million and $3.2 million was essentially equal to the same period in 2006.
Other
Other items comprised lease revenue for the three months ended June 30, 2007. During the second quarter of 2007, we leased out excess office space to a third party at our Vancouver head office. For the six months ended June 30, 2007, other income comprised the remaining payment of $1.0 million related to the sale of the non-U.S. rights of our BEMA technology in August 2006 and sublease revenue. During the three and six months ended June 30, 2006 we received a $2.2 million payment from Axcan Pharma, Inc. representing the last milestone payment owed to us related to the sale of our Photofrin business to them in 2000.
Discontinued Operations
In December 2006, QLT USA completed the sale of its generic dermatology and dental businesses and related manufacturing facility located in Fort Collins, Colorado to Tolmar, Inc., a privately held pharmaceutical company. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations related to the generic dermatology and dental business has been excluded from continuing operations and reported as discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, and interest income.
The primary drivers of our operating cash flows during the three and six months ended June 30, 2007 were cash payments related to the following: litigation settlement, R&D activities, SG&A expenses, legal expenses related to various legal proceedings, raw materials purchases, manufacturing costs related to the production of Visudyne and Eligard, and interest expense related to our convertible notes, offset by cash receipts from product revenues, royalties and interest income.

For the three months ended June 30, 2007, we generated $0.2 million of cash from operations as compared to $15.2 million for the same period in 2006. Lower cash receipts from Visudyne sales of $23.3 million, lower interest income of $1.8 million, investments in trading securities of $5.9 million, and a $2.2 million milestone from the Photofrin business divestiture was received in the same period in the prior year whereas there was no similar milestone in 2007, were offset by higher cash receipts from Eligard product sales, royalties and milestone of $2.4 million, lower operating and inventory related expenditures of $3.4 million, lower income tax instalments of $10.1 million (no income tax instalments were made for the three months ended June 30, 2007), and higher foreign exchange contracts receipts of $2.2 million.
During the three months ended June 30, 2007, capital expenditures accounted for the most significant cash flows used in investing activities. We used $0.7 million for the purchase of property, plant and equipment.
For the three months ended June 30, 2007, our cash flows used in financing activities consisted primarily of common shares repurchased for $5.9 million offset by cash receipts of $0.3 million from stock option exercises.
For the six months ended June 30, 2007, we used $49.8 million of cash in operations as compared to $4.1 million for the same period in 2006. The litigation settlement payment of $112.5 million, lower cash receipts from Visudyne sales of $53.2 million, higher payments in relation to foreign exchange contracts of $2.3 million, lower interest income of $2.5 million, and a $2.2 million milestone from the Photofrin business divestiture was received in the same period in the prior year whereas there was no similar milestone in 2007, were offset by the sale of trading securities of $52.4 million, higher cash receipts from Eligard product sales, royalties and milestone of $7.4 million, lower operating and inventory related expenditures of $34.0 million, lower income tax instalments of $32.2 million (no income tax instalments were made for the six months ended June 30, 2007), and receipt of $1.0 million from the sale of the non-U.S. rights of our BEMA technology.
During the six months ended June 30, 2007, a decrease in short-term investments and restricted cash accounted for the most significant cash flows provided by investing activities offset by capital expenditures. We used $1.6 million for the purchase of property, plant and equipment.
For the six months ended June 30, 2007, our cash flows used in financing activities consisted primarily of common shares repurchased for $5.9 million offset by cash receipts of $1.2 million from stock option exercises.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2007, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 41 days. If market interest rates were to increase immediately and uniformly by a hundred basis points from levels at June 30, 2007, the fair value of the portfolio would decline by an immaterial amount due to the short remaining maturity period.
At June 30, 2007, we had $284.9 million in cash, cash equivalents and restricted cash, and $172.5 million of debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt, we held approximately the equivalent amount in U.S. dollar denominated cash, cash equivalents and accounts receivables such that if the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash and cash equivalents would be mostly offset by the decline in the fair value of our $ 172.5 million U.S. dollar denominated long-term debt, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains and losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future foreign currency cash flows. The net unrealized gain in respect of such foreign currency contracts for the three months ended June 30, 2007 was nominal and was included as part of the net foreign exchange gains in our results of operations.
At June 30, 2007, we have outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

Swiss franc / Canadian dollar option-dated forward contract to sell CHF	2007	CHF 7.4	0.91853 per CHF

Canadian dollar / Swiss franc option-dated forward contract to sell CAD	2007	CAD 6.7	1.09940 per CHF

U.S. / Canadian dollar option-dated forward contracts to buy CAD	2007	USD 11.4	1.07578 per USD

Contractual Obligations
Our material contractual obligations as of June 30, 2007 comprised our long-term debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Except as described above and the contractual arrangements described in the Contractual Obligations section, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company.
General
Our remaining cash resources and working capital, plus our cash generating capabilities, is sufficient, in our opinion, to fund current product development programs and operating requirements. We may seek additional funding in the near future from various sources to fund activities such as product launch, in-licensing or acquisition of technology, repayment of long-term debt and stock buy-back. Potential sources of funding include product out-licensing, sale of assets, additional debt or equity financing, or new collaborative arrangements. No assurance can be given that additional funding will be available or, if available, on terms acceptable to us. If adequate capital is not available, our business could be materially and adversely affected. Other factors that may affect our future capital requirements include: the status of competitors; the outcome of legal proceedings and damage awards (see our Condensed Consolidated Financial Statements — Note 12 — Contingencies); the progress of our R&D programs including preclinical and clinical testing; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, marketing and support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.
On August 1, 2007, in order to stay the execution and enforcement of the judgment in the MEEI litigation pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide its cash, as security, to the bonding company in the full amount of the appeal bond.
In regards to our $172.5 million of convertible debt outstanding, on September 15, 2008, holders of the notes will have the right to require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. We will utilize a significant amount of our cash resources if the holders of the notes elect to require repayment of the debt in 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provision for litigation related contingencies, stock-based compensation, provisions for non-completion of inventory, determination of requirement for reserve for obsolete or excess inventory, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in the purchase business combinations, determination of fair value of assets held for sale, and provisions for taxes. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report on Form 10-K for the year ended December 31, 2006.
Recently Issued and Recently Adopted Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. See Note 2 — Income Taxes in “Notes to Condensed Consolidated Financial Statements” for additional information, including the effects of adoption on our Condensed Consolidated Statement of Financial Position.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special — purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements and is effective for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. The provisions of Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Entities are required to report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. We are currently evaluating the impact of this consensus on our Consolidated Financial Statements. As early adoption is not permitted, the full impact of this consensus can not be determined until the end of the current fiscal year.
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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	anticipated levels of future sales of our products;
•	our expectations regarding European Visudyne label changes, reimbursement and sales;
•	anticipated future operating results;
•	our expectations as to the outcome of the appeal of the judgment in the Massachusetts Eye and Ear Infirmary, or “MEEI,” litigation against us;
•	our expectations as to the outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical industries Ltd. and Takeda Pharma Gmbh;
•	our dependency on contract manufacturers and suppliers to manufacture our products at competitive prices and in accordance with U.S. Food and Drug Administration, or “FDA,” and other local and foreign regulatory requirements as well as our product specifications;
•	our expectations regarding future tax liability as a result of changes in estimates of prior years’ tax items and results of tax audits by tax authorities;
•	the anticipated timing and progress of clinical trials;
•	the anticipated timing of regulatory submissions for our products;
•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for our products; and
•	the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products in development.
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
(a)     Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified and in accordance with the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective.
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
In February 2007, following the divestiture of our subsidiary QLT USA’s manufacturing facility and other non-core assets, we migrated the financial information system of our QLT USA subsidiary to SAP. This completed an internal objective for the Company of consolidating financial reporting onto one ERP platform. Further to this, various transitional controls designed to supplement existing internal controls were implemented to mitigate risks potentially associated with a system migration at a subsidiary following a downsizing of operations. Management believes the result of these changes, once completed, will be an enhancement of its operational efficiency and effectiveness and further improvement of internal controls that were previously considered effective.
Except for the changes described in the preceding paragraph, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that during the quarter ended June 30, 2007, there was no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Part I, Item 1 Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 12 Contingencies”, and is incorporated by reference herein.
ITEM 1A.	RISK FACTORS
There are many factors that affect our business and our results of operations, some of which are beyond our control. The following is a description of important factors that may cause our actual results of operations in future periods to differ materially from those currently expected or discussed in forward-looking statements set forth in this Report relating to our financial results, operations and business prospects. Except as required by law, we undertake no obligation to update any such forward-looking statements to reflect events or circumstances after the date on which it is made.
We face intense competition, which may limit our commercial opportunities and our ability to generate revenues.
The biopharmaceutical industry is highly competitive and is characterized by rapidly evolving technology. Competition in our industry occurs on many fronts, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at less cost, developing new products to provide benefits superior to those of existing products, and acquiring or licensing complementary or novel technologies from other pharmaceutical companies or individuals.
We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Some of our competitors are also our collaborators. For example, Novartis Ophthalmics, which has the marketing rights to our Visudyne product, also has rights to market Lucentis outside of the United States, a product that is competitive with Visudyne. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.
If we do not sustain profitability, shareholders may lose their investment.
We have incurred operating losses for the years ended December 31, 2004, 2005 and 2006, and for the six months ended June 30, 2007. Our 2004 fiscal year was impacted by a charge of $236.0 million for purchase of in-process research and development related to the Atrix acquisition. Our 2005 fiscal year was impacted by a $410.5 million non-cash charge for impairment of goodwill and other intangible assets that resulted from the Atrix acquisition, and our 2006 fiscal year was impacted by a litigation settlement charge of $112.5 million related to ongoing patent litigation. Our fiscal period ended June 30, 2007 was impacted by a litigation charge of $109.9 million related to the judgment in the litigation brought against us by MEEI. Our accumulated deficit at June 30, 2007 was approximately $668.3 million. We may incur additional losses in the future. If we are unable to sustain profitability in the future, our stock price may decline.
If there is an adverse outcome in our pending litigation or other legal actions, our business may be harmed.
We and certain of our subsidiaries are involved in litigation, and in the future we may become involved in various other legal actions in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against us or our subsidiaries, which, if not ultimately resolved in our favor, could have a material adverse impact on our financial condition and the market price of our shares. For example, in July 2007 the United States District Court

(the “Court”) for the District of Massachusetts entered judgment against us in the litigation brought by MEEI. The Court found us liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI damages in the form of royalties equal to 3.01% on past, present and future net sales worldwide of Visudyne. The Court also awarded interest at the Massachusetts statutory rate of 12% on the royalties as they would have become payable from April 24, 2000, and legal fees in the amount of $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI, with the judgement amount owing as of the end of the second quarter of 2007 being approximately US$109.9 million. The outcome of our appeal is uncertain and may be unfavorable.
As has occurred in the MEEI litigation, litigation may result in excessive verdicts, which may include a judgment with significant monetary award, including the possibility of punitive damages, a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable and, as occurred in 2006 in the U.S. litigation with TAP Pharmaceuticals, the risk that an injunction could be issued preventing the manufacture, marketing and sale of our products that are the subject of the litigation. Furthermore, we will have to incur substantial expense in defending these lawsuits and the time demands of these lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations.
In addition, the testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne, Eligard, our other product candidates and related medical devices exposes us to liability claims allegedly resulting from the use of these products or devices. These risks exist even with respect to those products or devices that are approved for commercial sale by the FDA or applicable foreign regulatory authorities and manufactured in facilities licensed and regulated by those regulatory authorities.
Our current insurance may not provide coverage or adequate coverage against potential claims, losses or damages resulting from such litigation. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. If we were found liable for any claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could materially harm our business and financial condition.
We derive a significant portion of our revenue from sales of Visudyne and Eligard, and any decrease in sales of Visudyne or Eligard would harm our business.
Our revenues to date have consisted largely of revenue from product sales of Visudyne and Eligard. We believe that sales of Visudyne, Eligard and our other products will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any decrease in our product sales would harm our business and cause our financial results to be below expectations. Any of our products could be rendered obsolete or uneconomical by competitive changes, including generic competition. Product sales could also be adversely affected by other factors, including:
•	product manufacturing or supply interruptions,

•	the development of competitive products by other companies,

•	marketing or pricing actions by our competitors,

•	changes in the reimbursement or substitution policies of third-party payors,

•	changes in or withdrawal of regulatory approval for or the labeling of our products,

•	the outcome of disputes relating to patents,

•	disputes with our licensees, and

•	changes in laws that adversely affect our ability to market our products.
Our commercial success depends in part on the success of third parties to market our products.
Our strategy for the development and commercialization of our products includes entering into various marketing arrangements with third parties, and our continued growth is dependent on the success of these third parties in performing their responsibilities under such arrangements. Our collaborative marketing arrangements with third parties are intended to provide such third parties with an economic incentive to succeed in performing their contractual responsibilities, but the amount and timing of resources to be devoted to these activities generally are not under our control.
For example, a significant portion of our revenue depends on the efforts of Novartis Ophthalmics to market and sell Visudyne. The terms of our agreement with Novartis Ophthalmics, however, do not restrict Novartis Ophthalmics from commercializing non-PDT products that could be competitive with Visudyne. Novartis Ophthalmics entered into a license arrangement with Genentech, Inc. in which Novartis Ophthalmics has been granted a license to the rights outside of the United States to Lucentis, a product that has been approved for the treatment of wet AMD, and is a competing product to Visudyne. Third parties such as Novartis Ophthalmics may not perform their obligations as expected and significant revenue may not be derived or sustained from such arrangements. To the extent such third parties do not perform adequately under our various agreements with them, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated, and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements. In addition, disputes with a collaborator could delay a program on which we are working with the collaborator and could result in expensive arbitration or litigation, which may not be resolved in our favor.
Our revenues depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.
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
Our applications or re-applications for reimbursement for any of our products may not result in approvals and our current reimbursement approvals for Visudyne, Eligard and our other products may be reduced or reversed in whole or in part. If we were to have reimbursement reduced or reversed, the market for the affected product may be materially impaired and could materially harm our business and future revenues from that product. For example, while we believe that the results seen in the Visudyne in occult, or VIO, study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S., Europe and elsewhere by the applicable governmental authorities. In April 2007, after reviewing the results in the VIO study, the Committee for Medicinal Products for Human Use (“CHMP”) recommended to the European Commission that the indication of the use of Visudyne® in the treatment of occult subfoveal choroidal neovascularization, or “CNV,” secondary to AMD be deleted in Europe. In June 2007, the European Medicines Agency (“EMEA”) endorsed the recommendation by CHMP to delete the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the European Union. If they were to reduce or reverse prior reimbursement decisions for Visudyne in the occult form of wet AMD, this could materially adversely affect our future sales and revenue from Visudyne.
If we do not successfully develop and launch replacements for our products that lose patent protection, our revenues may decline and we may not be able to compete effectively.

Most of our products are covered by patents. Upon the expiration of the patents, our competitors may introduce products or, in the case of Atrigel, drug delivery technology, using the same technology. As a result of this possible increase in competition, we may need to lower our prices in order to maintain sales of our products or we may lose a competitive advantage and marketability of our products and technologies. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our revenue from those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products and/or drug delivery technologies before these and other patents expire. Competition in the pharmaceutical and biotechnology industry for new products is increasing and the amount required to be paid to acquire or in-license new products may be prohibitive and negatively affect our ability to successfully acquire or in-license new products.
Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.
We have applied for and will continue to apply for patents for certain aspects of Visudyne, Eligard, Aczone and our other products and technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. In addition, patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, Visudyne, Eligard and our other products could become subject to competition from the sale of generic versions of our products in addition to the other competitive products discussed above.
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
Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our collaborators, licensees, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.
The incidence of wet AMD might be reduced if therapies currently in development or currently available prevent or reduce the risk of development of wet AMD which could adversely impact the sales of Visudyne.
We are aware that Alcon has initiated a Phase III clinical trial to evaluate the use of Retaane (Anacortave Acetate) as a treatment for patients with the dry form of AMD who are at high risk of developing wet AMD, with the objective of preventing the occurrence of wet AMD. There are also a number of other biotechnology and pharmaceutical companies conducting pre-clinical and clinical research towards other treatments for dry AMD. We are also aware of published reports of studies showing that supplemental vitamin therapies reduce the risk of development of wet AMD. If these studies show that new therapies are effective to treat dry AMD or if supplemental vitamin usage becomes common place in patients with dry AMD, the incidence of wet AMD, which often develops in patients initially diagnosed with dry AMD, might be reduced, and Visudyne sales and our revenues could be materially reduced.
We rely on third-party manufacturers, and difficulties with such third parties could delay future revenues from our products sales.
We rely on several third parties in the U.S., Canada, Europe and Japan to manufacture Visudyne and Eligard and will rely on third parties to manufacture Aczone if it is commercialized. If such third parties fail to meet their respective contractual commitments, we may not be able to supply or continue to supply commercial quantities of the product or conduct certain future clinical testing.
Currently, Nippon Fine Chemicals, Parkedale Pharmaceuticals Inc., Orgapharm S.A.S. and Hollister-Stier Laboratories LLC manufacture Visudyne or components thereof. Degussa Canada, Inc. or “Degussa” (formerly Raylo

Chemicals) manufactures an intermediate used in manufacturing Visudyne. As a result of the acquisition of Degussa by a third party, Degussa has given notice of its intention to terminate that manufacturing agreement, which termination we believe will be effective January 1, 2010. We believe we currently have sufficient quantities of that intermediate to meet our anticipated demand for Visudyne and are in the process of identifying alternative manufacturers. In the event we are unable to locate and qualify an alternate manufacturer to Degussa, our future supply of Visudyne could be materially affected.
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
For the manufacture of Eligard we rely on a number of manufacturers and suppliers, including Tolmar, Inc. or “Tolmar” and Chesapeake Biological Laboratories, Inc. We currently contract with Tolmar for the full manufacturing of the Eligard product, including the sterile filling and lyophilization process for the drug syringe, the manufacture of the delivery system syringe and final packaging of Eligard. We continue to maintain Chesapeake Biological Laboratories (another approved contract manufacturer) as an alternate to manufacture the filling and lyophilization of the drug syringe. Our contract with Tolmar is for a period of seven years commencing December 22, 2006, and automatically extends for successive terms of four years each, unless either party notifies the other party that it does not intend to renew this agreement at least three years prior to the last day of the then current term. Our contract with Chesapeake Biological Laboratories is for a period of two years commencing January 23, 2004, and automatically renews for additional one-year terms unless either party provides notice on non-renewal more than 90 days prior to termination, which has not occurred at this time.
If we are unable to maintain agreements on favorable terms with any of our contract manufacturers for Visudyne or Eligard, or if we experience any disruption in the supply of materials required for the manufacture of our products, it could impair or prevent our ability to deliver our commercial products on a timely basis, or at all, or cause delays in our clinical trials and applications for regulatory approvals which in turn would materially and adversely harm our business and financial results and may result in claims against us from our licensees of the affected product. In addition, any loss of a manufacturer or any difficulties that could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and could materially harm our business.
If our contract manufacturers fail to comply with FDA and other foreign regulatory requirements or with our product specifications, we may be unable to meet demand for our products and may lose potential revenue and be subject to claims from our licensees.
Our ability to commercialize Visudyne, Eligard and our other products, or to conduct clinical trials with our products, either directly or in conjunction with others, depends, in large part, on our ability to have such products manufactured at a competitive cost and in accordance with FDA and other foreign regulatory requirements, including FDA Good Manufacturing Practices, as well as our product specifications which could significantly adversely affect our product inventories and our ability to have product available for commercial sale. Our contract manufacturers’ manufacturing and quality procedures may not achieve or maintain compliance with applicable FDA and other foreign regulatory standards or product specifications, and, even if they do, we may be unable to produce or continue to produce commercial quantities of Visudyne, Eligard and our other products at an acceptable cost or margin.
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
If our contract manufacturers produce one or more product batches that do not conform to FDA or other regulatory requirements, or our product specifications, or if they introduce changes to their manufacturing processes, our manufacturing expenses may increase materially, our product inventories may be reduced to unacceptable levels or entirely, we may lose market share, and/or our ability to meet demand for Visudyne, Eligard and our other products may be materially and adversely impacted, which may cause us to lose potential revenue and become subject to claims from our licensees.

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
The expected lifecycle of the laser light delivery devices for Visudyne therapy is approximately five to eight years. Therefore, in the coming years, we expect that many of these lasers will need significant upgrades or will need to be replaced. Customers may decide not to invest in purchasing a new laser in light of emerging competitive therapies which do not require a medical device and this could negatively impact our future sales of Visudyne, possibly materially.
If our supply of Visudyne or Eligard is interrupted, our ability to maintain our inventory levels could suffer and our future revenues may be reduced.
Any interruption in the supply of finished products could hinder our ability to timely distribute Visudyne and Eligard. If we are unable to obtain adequate product supplies to satisfy our customers’ or licensees’ orders, we may lose those orders and our customers or licensees may cancel other orders and seek monetary compensation if permitted under the agreement. In addition, customers or licensees may decide to stock and sell competing products, which in turn could cause a loss of our market share and materially adversely affect our revenues. Numerous factors could cause interruptions in the supply of our finished products, including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, the failure of our manufacturers to comply with FDA and foreign regulatory authorities requirements for the manufacture of our product or our product specifications, our failure to timely locate and obtain regulatory approval for replacement manufacturers as needed, disputes with our contract manufacturers and conditions affecting the cost and availability of raw materials and manufacturing processes.
Inherent uncertainties associated with forecasting product demand and future product launch and other factors could result in our inventory becoming obsolete or reduced, possibly materially, in market value.
We maintain levels of inventory of raw materials, intermediates and finished product based upon various factors including our forecasted demand for products, anticipated commercial launch of new products, minimum contractual requirements with third party suppliers and as we consider appropriate for supply chain management and security. Some of our inventory has a limited “shelf life” for use or optimal use or sale. If our inventory exceeds forecasted demand, or if we are unable to use our inventory or use it during its shelf life due to delay in or failure to launch a product, withdrawal of a product from the market or delays in, or termination of agreements for, the marketing and sale of our products by third parties, our inventory may become obsolete or decline, possibly materially, in market value. As a result, we may not be able to resell our inventory at a price equal to its full value or recovery of our costs, or at all.
If the facilities storing our inventory are damaged or destroyed, our ability to meet market demand for our products could be significantly affected.
We rely on our contract manufacturers and commercial licensees to store our product inventory and related raw materials and intermediates. Any one of these facilities may store a significant amount of our inventory at one time and or may be the only available source of an item of inventory. Damage or destruction to these storage facilities, such as from fire, flood, earthquake or other natural disaster or otherwise, could result in significant write-down to our inventory and may impair our ability to deliver our commercial products on a timely basis or at all. If the supply of our products is interrupted, our sales and market share could decrease, which would materially harm our business.

The growth of our business depends in part on our ability to successfully identify, acquire on favorable terms, and assimilate technologies, products or businesses.
From time to time, we may engage in negotiations to expand our operations and market presence by future product, technology or other acquisitions and business combinations, joint ventures or other strategic alliances with other companies. We may not be successful in identifying, initiating or completing such negotiations. Competition for attractive product acquisition or alliance targets can be intense, and we may not succeed in completing such transactions on terms that are acceptable to us. Even if we are successful in these negotiations, these transactions create risks, including:
•	difficulties in and costs associated with assimilating the operations, technologies, personnel and products of an acquired business,

•	assumption of known or unknown liabilities or other unanticipated events or circumstances,

•	the potential disruption to our ongoing business, and

•	the potential negative impact on our earnings.
Any of these risks could harm our ability to achieve anticipated levels of profitability for acquired businesses or to realize other anticipated benefits of the transaction.
We have recently undergone significant strategic and organizational change. Failure to manage disruption to the business or the loss of key personnel could have an adverse effect on our business.
As part of our new strategic direction in the last two years we have made significant changes to both management and organizational structure. As a result of this, morale may be lowered and key employees may decide to leave, or may be distracted from their usual roles. This could result in delays in development projects, failure to achieve targets or other disruption to our business.
We rely on our employees and consultants to keep our trade secrets confidential.
We rely on trade secrets and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products. We require each of our employees, contract manufacturers, and certain consultants and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. These agreements may not provide meaningful protection of our trade secrets and proprietary know-how that is used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.
If we cannot successfully develop, license or acquire new products in targeted therapeutic segments, we may not be able to sustain revenue growth and we may not be able to compete effectively.
A key element of our strategy is to develop a portfolio of new drugs in our targeted therapeutic areas. We are seeking to do so through our internal research programs and through licensing or otherwise acquiring the rights to potential new drugs and drug targets in targeted therapeutic areas. A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.
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
Our products in clinical trials may not achieve favorable results, may fail to achieve or maintain regulatory approvals or market acceptance, or may encounter difficulties with proprietary rights or manufacturing, any of which could adversely affect our prospects for future revenue growth.

Our success depends on our ability to successfully develop and obtain regulatory approval to market new pharmaceutical products. Development of a product requires substantial technical, financial and human resources even if such product development is not successfully completed. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between eight and fifteen years or more for a pharmaceutical product. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with research and development, products we are currently developing may not complete the development process or we may not obtain the regulatory approvals required for us to market such products successfully, or at all.
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
From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, or they might not be achieved, in some cases for reasons beyond our control. If we do not meet or achieve these milestones, the commercialization of our products may be delayed or never achieved and, as a result, our business could be materially harmed.
Visudyne, Eligard or our other products may exhibit adverse side effects that prevent their widespread use or that necessitate withdrawal from the market.
Even after approval by the FDA and other regulatory authorities, Visudyne, Eligard or our other products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. Undesirable side effects not previously observed during clinical trials could emerge in the future. The manifestation of such side effects could materially harm our business. In some cases, regulatory authorities may require labeling changes that could add warnings or restrict usage based on adverse side effects seen after marketing a drug.
If we fail to comply with ongoing regulatory requirements it will materially harm our business.
Our commercial products and our products under development are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments and by foreign regulatory authorities in jurisdictions in which Visudyne, Eligard and our other products are sold or used in clinical development. The regulatory clearance process is lengthy, expensive and uncertain. We may not be able to obtain, or continue to obtain, necessary regulatory clearances or approvals on a timely basis, or at all, for any of our commercial products or any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could materially harm our business.
Drugs manufactured or distributed pursuant to the FDA’s approval are subject to pervasive and continuing regulation by the FDA, certain state agencies and various foreign governmental regulatory agencies such as the EMEA, among others. Manufacturers are subject to inspection by the FDA and regulatory agencies from other jurisdictions. We must comply with a host of regulatory requirements that usually apply to drugs marketed in the U.S. and elsewhere, to our clinical development programs and to investigator sponsored studies that we may from time-to-time support, including but not limited to labeling regulations, Good Manufacturing Practice requirements, adverse event reporting and general prohibitions against promoting products for unapproved or “off-label” uses imposed by the FDA and regulatory agencies in other jurisdictions. Our failure to comply with applicable requirements could result in sanctions being imposed on us. These sanctions could include warning letters, fines, product recalls or seizures, injunctions, refusals to permit products to be imported into or exported out of the U.S. or elsewhere, FDA or other regulatory agency refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

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
As noted above, all of our contract manufacturers must comply with the applicable FDA cGMP regulations and requirements of foreign regulatory authorities in jurisdictions in which our products are sold or used in clinical development, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMP regulations and other applicable regulatory requirements, the availability of Visudyne and Eligard for sale could be reduced or we may be unable to supply product at all for an uncertain amount of time, which could be significant, and we could suffer delays in the progress of clinical trials for products under development. We do not have full control over our third-party manufacturers’ compliance with these regulations and standards. The loss of a contract manufacturer could have a negative effect on our sales, margins and market share, as well as our overall business and financial results.
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
Our use of hazardous materials exposes us to the risk of environmental liabilities, and we may incur substantial additional costs to comply with environmental laws.
Our research, development and manufacturing activities involve the controlled use of hazardous chemicals, primarily flammable solvents, corrosives, and toxins. The biologic materials include microbiological cultures, animal tissue and serum samples. Some experimental and clinical materials include human source tissue or fluid samples. We are subject to federal, state/provincial and local government regulation in the use, storage, handling and disposal of hazardous and radioactive materials. If any of these materials resulted in contamination or injury, or if we fail to comply with these regulations, we could be subject to fines and other liabilities, and any such liabilities could exceed our resources. Our insurance may not provide adequate coverage against potential claims or losses related to our use of any such materials, and we cannot be certain that our current insurance coverage will continue to be available on reasonable terms, if at all. In addition, any new regulation or change to an existing regulation could require us to implement costly capital or operating improvements for which we have not budgeted.
Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources.
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes and or effective income tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, future levels of R&D spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements, such as those described in Note 1 to the Consolidated Financial Statements, can have a material impact on our effective income tax rate.
The Company and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we believe we are subject to tax. In jurisdictions in which the Company and its subsidiaries do not believe we are subject to tax and therefore do not file income tax returns, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of the Company or its subsidiaries) to examination. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by the Company, the result of which could have a material adverse effect on our financial condition and results of operations.
We may need additional capital in the future, and our prospects for obtaining it are uncertain.
Our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund additional operating expenses will also depend on other factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, any amounts we may be required to pay in connection with any ongoing litigation as a result of an adverse court decision or any settlement agreement that we may enter into, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development, sale of non-core assets, land or buildings and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. Additional capital may not be available on terms favorable to us, or at all. If adequate capital is unavailable, we may not be able to engage in desirable acquisition or in-licensing opportunities and may have to reduce substantially or eliminate expenditures for research, development, clinical testing, manufacturing and marketing for Visudyne, Eligard and our other products.
Our indebtedness and debt service obligations will require a significant amount of cash and may adversely affect our financial position and cash resources.
As of June 30, 2007, we had approximately $172.5 million of convertible debt outstanding, bearing interest at the rate of 3% per annum, payable semi-annually, and due in 2023. On each of September 15, 2008, 2013 and 2018, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, that date. On the occurrence of certain events, such as a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by us. In the event that the holders of the convertible debt elect to require repayment of the debt instead of conversion to our common shares, our ability to make payments on and to refinance our indebtedness, including our convertible debt obligation, and to fund planned capital expenditures, R&D, as well as stock repurchases and expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
Our operating results may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.
Our operating results may fluctuate from period to period for a number of reasons some of which are beyond our control. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:
•	lower than expected revenues from sales of Visudyne or Eligard,

•	changes in pricing strategies or reimbursement levels for Visudyne or Eligard,

•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months,

•	high levels of marketing expenses for Visudyne or the launch of additional competitors to Visudyne or Eligard,

•	fluctuations in currency exchange rates,

•	unfavorable outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical industries Ltd. and Takeda Pharma Gmbh,

•	unfavorable outcome in the appeal of the judgment of the District Court in the litigation commenced by Massachusetts Eye and Ear Infirmary against us,

•	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne, Eligard, Aczone and our other products and candidates, and

•	increased operating expenses as a result of product, technology or other acquisitions or business combinations.
Even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections, which in turn may cause the market price of our securities to drop significantly and the value of your investment to decline.
The market price of our common shares is extremely volatile and the value of your investment could decline.
The market prices for securities of biopharmaceutical companies, including QLT, have been and are likely to continue to be extremely volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for biopharmaceutical stocks could have a significant impact on the future trading prices of our common shares. In particular, trading prices of the securities of many biopharmaceutical companies, including us, have experienced extreme price and volume fluctuations which have at times been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:
•	announcements of technological innovations or new products by us or our competitors,

•	developments or outcome of litigation, including litigation regarding proprietary and patent rights,

•	regulatory developments or delays concerning our products,

•	quarterly variations in our financial results,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity and our ability to continue to supply Visudyne, Eligard and our other products,

•	the timing and amounts of royalties paid to us by third parties, and

•	issues with the safety or effectiveness of our products.
The price of our common shares may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. These factors, either individually or in the aggregate, could result in significant variations in the trading prices of our common shares. Volatility in the trading prices of our common shares could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management’s attention and resources.
The following table sets forth the high and low closing sale prices of our common shares on The Toronto Stock Exchange and The NASDAQ Stock Market for 2005, 2006 and the first six months of 2007:

	The Toronto Stock Exchange		The Nasdaq Stock Market
Period	High	Low	High		Low
2007 (through June 30)	CDN$11.50	CDN$7.35	US$	9.92	US$	6.64
2006	CDN$10.35	CDN$6.84	US$	8.98	US$	5.95
2005	CDN$21.04	CDN$7.03	US$	17.19	US$	6.05
Various provisions of our charter and our shareholder rights plan may impede a change in control that is beneficial to our shareholders.
We have a shareholder rights plan that will be in effect until our annual general meeting in 2008. The plan generally requires that anyone who seeks to acquire 20% or more of our outstanding common shares to make a bid complying with specific provisions included in the plan. In certain circumstances, holders of common shares may acquire additional shares of QLT (or those of the acquirer) at a 50% discount from the then-prevailing market price. The provisions of the plan could prevent or delay the acquisition of our company by means of a tender offer, a proxy contest or otherwise, even though a change of control might involve a premium price for our shareholders or might otherwise be in our shareholders’ best interest.
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
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 4, 2007, our Board of Directors announced a share buy-back program pursuant to which we have the right to purchase up to $50 million of our common shares over a twelve month period commencing June 11, 2007. The share purchases are made as a normal course issuer bid. All purchases are to be effected in the open market through the facilities of TSX and NASDAQ, and in accordance with all regulatory requirements. The actual number of common shares which are purchased and the timing of any such purchases are determined by management.
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended June 30, 2007:

Issuer Purchases of Equity Securities
Maximum Number
of Shares (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

April 1, 2007 through April 30, 2007	—	—	—	—
May 1, 2007 through May 31, 2007	—	—	—	—
June 1, 2007 through June 30, 2007	750,000	$7.82	750,000	$44,165,000

Total	750,000	$7.82	750,000	$44,165,000

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 17, 2007, we held our annual meeting of shareholders. At the Meeting, our shareholders voted on the election of directors and a proposal to approve the appointment of Deloitte and Touche LLP as our independent auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors.
Each of the nine nominees to the Board of Directors identified and described in our proxy circular and proxy statement dated April 20, 2007 were elected at the meeting, to hold office until our next annual meeting of shareholders or until his successor is duly elected, unless he resigns earlier. The proxies received by us for the Meeting and votes cast at the Meeting were voted as follows on the resolution to elect nine directors, and each of the directors was declared elected:

Directors	Shares For	Shares Withheld	Abstentions and Broker Non-Votes
Robert L. Butchofsky	48,748,237	722,502	0
Bruce L.A. Carter	47,213,839	2,251,100	0
C. Boyd Clarke	47,493,362	1,977,377	0
Peter A. Crossgrove	46,956,201	2,508,738	0
Philip B. Livingston	47,487,998	1,982,741	0
Ian J. Massey	47,489,111	1,981,628	0
Alan C. Mendelson	47,223,821	2,246,918	0
Richard R. Vietor	47,488,509	1,982,230	0
L. Jack Wood	47,239,821	2,230,918	0
At the Meeting, the shareholders approved the proposal to appoint Deloitte & Touche as our independent auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors. The proxies received by us for the Meeting were voted as follows on the resolution, and the resolution was declared passed:

Shares For	Shares Withheld	Abstentions and Broker Non-Votes
48,808,358	660,981	0
ITEM 6.	EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date:	August 8, 2007	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2007	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1	2007 Cash Incentive Compensation Structure for Executive Officers (incorporated by reference Item 5.02 of the Company’s Current Report on Form 8-K dated May 17, 2007 and filed with the SEC on May 23, 2007 (Commission File No. 000-17082)).

10.2	2007 Base Salary for Chief Executive Officer (incorporated by reference to Item 5.02 of the Company’s Current Report on Form 8-K dated April 16, 2007 and filed with SEC on April 20, 2007 (Commission File No. 000-17082)).

31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.