Form 10-Q
period 2007-09-30
QLT INC/BC
filed 2007-11-08
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2007, the registrant had 74,620,328 outstanding Common Shares and 5,783,785 outstanding Stock Options.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2007
TABLE OF CONTENTS

ITEM	PAGE
PART I — FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS	1

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 and September 30, 2006	2

Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and September 30, 2006	3

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the three and nine months ended September 30, 2007	4

Notes to Unaudited Condensed Consolidated Financial Statements	6

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

4. CONTROLS AND PROCEDURES	30

PART II — OTHER INFORMATION

1. LEGAL PROCEEDINGS	31

1A. RISK FACTORS	31

2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

6. EXHIBITS	31

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	September 30, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$172,175	$299,053
Short-term investment securities	—	75,163
Restricted cash (Note 14)	122,037	3,916
Accounts receivable	24,954	38,872
Income taxes receivable	7,291	4,049
Inventories (Note 3)	15,601	34,268
Current portion of deferred income tax assets	57,686	8,657
Other (Note 4)	17,100	14,031

	416,844	478,009

Property, plant and equipment	54,610	50,497
Deferred income tax assets	7,391	9,838
Goodwill	93,923	98,641
Long-term inventories and other assets (Note 5)	24,299	2,121

	$597,067	$639,106

LIABILITIES
Current liabilities
Accounts payable	$9,543	$15,255
Income taxes payable	9	29
Accrued restructuring charge (Note 9)	300	2,383
Accrued liabilities (Note 6)	118,932	125,805
Current portion of long-term debt (Note 7)	172,500	—
Deferred revenue	13,508	11,508
Deferred income tax liabilities	11,496	—

	326,288	154,980

Deferred income tax liabilities	66	5,483
Uncertain tax position liabilities (Note 2)	2,008	—
Deferred revenue	3,306	2,929
Long-term debt (Note 7)	—	172,500

	331,668	335,892

CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY
Share capital (Note 10)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	702,221	708,206
September 30, 2007 — 74,620,328 shares
December 31, 2006 — 75,188,980 shares
Additional paid in-capital	118,811	114,724
Accumulated deficit	(667,907)	(603,251)
Accumulated other comprehensive income	112,274	83,535

	265,399	303,214

	$597,067	$639,106

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars except share and per share information)	2007	2006	2007	2006

Revenues
Net product revenue (Note 11)	$20,774	$31,609	$73,770	$119,828
Net royalties	7,517	6,118	21,931	14,948
Contract research and development	—	275	299	946
Licensing and milestones	367	244	1,020	732

	28,658	38,246	97,020	136,454

Costs and expenses
Cost of sales	9,912	10,466	30,873	32,198
Accrued cost of sales re: MEEI (Note 14)	1,461	—	1,461	—
Research and development	10,718	13,564	32,876	43,704
Selling, general and administrative	7,087	10,040	19,488	27,614
Depreciation	1,632	1,622	4,795	4,727
Litigation (Note 14)	265	—	110,162	—
Restructuring charge (recovery) (Note 9)	177	4	1,035	(190)

	31,252	35,696	200,690	108,053

Operating (loss) income	(2,594)	2,550	(103,670)	28,401

Investment and other income (expense)
Net foreign exchange gains (losses)	(863)	581	(1,285)	(2,886)
Interest income	3,818	5,492	11,163	15,327
Interest expense	(2,735)	(1,636)	(5,965)	(4,854)
Other	3,161	979	4,429	2,771

	3,381	5,416	8,342	10,358

Income (loss) from continuing operations before income taxes	787	7,966	(95,328)	38,759

(Provision) recovery for income taxes	(176)	(1,771)	32,313	(11,669)

Income (loss) from continuing operations	611	6,195	(63,015)	27,090

Loss from discontinued operations, net of income taxes (Note 12)	(265)	(9,941)	(436)	(11,219)

Net income (loss)	$346	$(3,746)	$(63,451)	$15,871

Basic net income (loss) per common share
Continuing operations	$0.01	$0.07	$(0.84)	$0.31
Discontinued operations	(0.00)	(0.12)	(0.01)	(0.13)

Net income (loss)	$0.00	$(0.04)	$(0.85)	$0.18

Diluted net income (loss) per common share
Continuing operations	$0.01	$0.07	$(0.84)	$0.31
Discontinued operations	(0.00)	(0.12)	(0.01)	(0.13)

Net income (loss)	$0.00	$(0.04)	$(0.85)	$0.18

Weighted average number of common shares outstanding (thousands)
Basic	74,618	83,831	75,003	87,734
Diluted	74,624	83,831	75,003	87,785

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Cash flows (used in) provided by operating activities
Net income	$346	$(3,746)	$(63,451)	$15,871
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization of intangibles	1,697	1,768	4,927	5,516
Write down of investments	—	—	—	432
Write down of inventory	—	1,761	—	1,761
Write down of fixed assets	—	6,664	355	6,664
Share based compensation	939	1,033	2,560	3,141
Impairment of goodwill and other intangibles	—	1,928	—	1,928
Amortization of deferred financing expenses	330	308	938	915
Unrealized foreign exchange (gain) loss	(7,162)	867	(14,539)	(8,767)
Tax loss utilization	2,166	—	4,718	—
Deferred income taxes (recovery)	356	(890)	(34,851)	(5,303)
(Gain) loss on sale of asset	(2,990)	4	(3,990)	23
Trading securities	—	—	52,433	—
Litigation	265	—	110,162	—
Accrued cost of sales re: MEEI	1,461	—	1,461	—
Interest earned on restricted cash	(1,010)	(20)	(1,036)	(20)
Changes in non-cash operating assets and liabilities
Appeal bond collateral	(118,781)	—	(118,781)	—
Accounts receivable	5,382	8,793	15,945	13,048
Inventories	1,225	2,517	(53)	10,167
Other current assets	3,613	1,149	758	3,663
Accounts payable	(2,175)	1,202	(4,773)	(4,282)
Income taxes payable	(2,583)	(6,486)	(2,512)	(24,450)
Accrued restructuring charge	(562)	(343)	(2,157)	(4,014)
Other accrued liabilities	(1,546)	(5,301)	(119,229)	(9,750)
Deferred revenue	(627)	466	693	1,011

	(119,656)	11,674	(170,422)	7,554

Cash provided by (used in) investing activities
Short-term investment securities	6,068	54,574	22,503	(18,940)
Restricted cash	—	—	1,689	(1,675)
Proceeds on sale of asset	3,000	—	4,000	13
Purchase of property, plant and equipment	(322)	(1,254)	(1,901)	(4,848)
Other acquisition related costs	(509)	—	(524)	(14)

	8,237	55,320	25,767	(25,464)

Cash provided by (used in) financing activities
Common shares repurchased, net of fees	(16)	(104,250)	(5,878)	(127,812)
Issuance of common shares	19	92	1,258	691

	3	(104,158)	(4,620)	(127,121)

Effect of exchange rate changes on cash and cash equivalents	6,828	(419)	22,397	9,505

Net decrease in cash and cash equivalents	(104,588)	(37,583)	(126,878)	(135,526)
Cash and cash equivalents, beginning of period	276,763	247,858	299,053	345,801

Cash and cash equivalents, end of period	$172,175	$210,275	$172,175	$210,275

Supplementary cash flow information:

Interest paid	$2,775	$2,729	$5,663	$5,603
Income taxes paid	148	8,095	148	40,306

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at December 31, 2005	91,184,681	$861,676	$66,565	$99,515	$(501,645)	—	$526,111

Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.22 per share and U.S. $2.89 - U.S. $8.64 per share	127,299	2,387	(1,574)	—	—	—	813
Stock-based compensation	—	—	4,586	—	—	—	4,586

Common share repurchase	(16,123,000)	(155,857)	45,147	—	—	—	(110,710)
Other comprehensive income (loss):
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(16,187)	—	$(16,187)	(16,187)
Unrealized gain on available for sale securities	—	—	—	207	—	207	207
Net Income (loss)	—	—	—	—	(101,605)	(101,605)	(101,605)

Comprehensive loss	—	—	—	—	—	(117,585)	—

Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535 (1)	$(603,251)	—	$303,214

Adjustment for the adoption of FASB Interpretation No. 48					(1,199)		(1,199)

Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.84 per share and U.S. $2.89 - U.S. $9.29 per share	125,417	1,840	(921)	—	—	—	919
Stock-based compensation	—	—	979	—	—	—	979
Other comprehensive income (loss):
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	2,013	—	$2,013	2,013

Unrealized gain on available for sale securities	—	—	—	22	—	22	22

Net Income	—	—	—	—	4,863	4,863	4,863

Comprehensive income	—	—	—	—	—	6,898	—

Balance at March 31, 2007	75,314,397	$710,046	$114,782	$85,570	$(599,587)	—	$310,811

Exercise of stock options at CAD $7.79 and prices ranging from U.S. $5.13 - U.S. $7.27 per share	52,296	684	(364)	—	—	—	320

Stock-based compensation	—	—	806	—	—	—	806
Common share repurchase	(750,000)	(8,582)	2,718	—	—	—	(5,864)
Other comprehensive income (loss):
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	16,745	—	$16,745	16,745
Unrealized gain on available for sale securities	—	—	—	(14)	—	(14)	(14)

				Accumulated
			Additional	Other			Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Net Income (loss)	—	—	—	—	(68,667)	(68,667)	(68,667)

Comprehensive income	—	—	—	—	—	(51,936)	—

Balance at June 30, 2007	74,616,693	702,148	117,942	102,301	(668,253)	—	254,138

Exercise of stock options at prices ranging from U.S. $5.29 - U.S. $5.39 per share	3,635	73	(54)	—	—	—	19

Stock-based compensation	—	—	939	—	—	—	939
Common share repurchase costs	—	—	(16)	—	—	—	(16)
Other comprehensive income (loss):
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	9,966	—	$9,966	9,966
Unrealized gain on available for sale securities	—	—	—	7	—	7	7

Net Income	—	—	—	—	346	346	346

Comprehensive income	—	—	—	—	—	10,319	—

Balance at September 30, 2007	74,620,328	702,221	118,811	112,274	(667,907)	—	265,399

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
In December 2006, we completed the sale of certain non-core assets, principally the generic dermatology business, dental business and the related manufacturing facility owned by QLT USA in Fort Collins, Colorado. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the generic dermatology and dental businesses for the prior period have been reported as discontinued operations. (See Note 12 — “Discontinued Operations”.)
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, litigation contingencies, provisions for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in purchase business combinations, stock-based compensation, provisions for taxes, determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management.
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
Inventories
Raw materials and supplies inventories are carried at the lower of actual cost and net realizable value. Finished goods and work-in-process inventories are carried at the lower of weighted average cost and net realizable value. We record a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision quarterly based on actual production volume and actual non-completion experience. Inventory that is obsolete or expired is written down to its market value if lower than cost. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors.
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
Goodwill Impairment
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We make assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix Laboratories, Inc. (now QLT USA). During the quarter ended September 30, 2007, we performed our annual impairment test, and did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying value. Impairment tests may be required in future periods before our next annual test as a result of changes in forecasts and estimates, and may result in impairment charges which could materially impact our future reported results.
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
On July 10, 2007, the United States District Court (the “Court”) for the District of Massachusetts rendered its decision in the lawsuit brought against QLT by Massachusetts Eye and Ear Infirmary and entered a final judgment on July 18, 2007. The Court found that QLT was liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful. As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. In the third quarter of 2007 we accrued an additional $1.5 million based on 3.01% (the amount imposed by the Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded as “Accrued Cost of Sales re: MEEI”). Also in the third quarter we accrued $1.1 million of interest expense related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment. The Court dismissed MEEI’s claim for misappropriation of trade secrets and, having found that the claim of unjust enrichment was not triable to a jury, also dismissed MEEI’s claim of unjust enrichment.

On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment with the United States Court of Appeals for the First Circuit. In order to stay the execution and enforcement of the judgment pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to deposit cash, as security, to the bonding company in the full amount of the appeal bond and was included in restricted cash at September 30, 2007. Accrued interest of $1.0 million on the cash deposit of $118.8 million has also been included in restricted cash. (See Note 14 — Contingencies — in the “Notes to the Consolidated Financial Statements.”)
Discontinued Operations
In December 2006, we completed the sale of certain non-core assets, principally the generic dermatology business, dental business and related manufacturing facility of QLT USA in Fort Collins, Colorado. The results of operations for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for the prior period. Additionally, segment information does not include the results of businesses classified as discontinued operations.
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
Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. This statement eliminated the alternative to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS 123. As stock-based compensation expense recognized in the statement of income for the three and nine month periods ended September 30, 2007 and September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
During the three and nine month periods ended September 30, 2007 and September 30, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. (See Note 2 — Income Taxes for a discussion of the adoption of Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes.)

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
The following table sets out the computation of basic and diluted net income per common share:

	Three months ended		Nine months ended
(In thousands of U.S. dollars, except	September 30,	September 30,	September 30,	September 30,
share and per share data)	2007	2006	2007	2006

Numerator:
Income (loss) from continuing operations	$611	$6,195	$(63,015)	$27,090
Loss from discontinued operations, net of income taxes	(265)	(9,941)	(436)	(11,219)

Net income (loss)	$346	$(3,746)	$(63,451)	$15,871
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—	—	—

Adjusted income (loss)	$346	$(3,746)	$(63,451)	$15,871

Denominator:(thousands)
Weighted average common shares outstanding	74,618	83,831	75,003	87,734
Effect of dilutive securities:
Stock options	6	—	—	51
Convertible senior notes	—	—	—	—

Diluted potential common shares		—	—	51

Diluted weighted average common shares outstanding	74,624	83,831	75,003	87,785

Basic net income (loss) per common share
Continuing operations	$0.01	$0.07	$(0.84)	$0.31
Discontinued operations	(0.00)	(0.12)	(0.01)	(0.13)

Net income (loss)	$0.00	$(0.04)	$(0.85)	$0.18

Diluted net income (loss) per common share
Continuing operations	$0.01	$0.07	$(0.84)	$0.31
Discontinued operations	(0.00)	(0.12)	(0.01)	(0.13)

Net income (loss)	$0.00	$(0.04)	$(0.85)	$0.18

Excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2007 was 5,797,647 and 5,832,772 shares related to stock options because their effect was anti-dilutive. Excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2006 were 6,986,094 and 6,856,071 shares, respectively, related to stock options because their effect was anti-dilutive. For all periods presented, 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes were also excluded because their effect was anti-dilutive.
Recently Issued Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (“FIN 48”), on January 1, 2007. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. See Note 2 — Income Taxes in “Notes to the Condensed Consolidated Financial Statements” for additional information, including the effects of adoption on our Condensed Consolidated Statement of Financial Position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity (SPE) may hold. SFAS 155 is effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our results of operations.
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
In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. The provisions of Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Entities are required to report the effects of applying this Issue prospectively for new contracts entered into on or after December 15, 2007. We are currently evaluating the impact of this consensus on our Consolidated Financial Statements.
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
We recognize potential accrued interest and penalties related to unrecognized tax benefits within our income tax provision. Only an inconsequential amount of interest and penalties has been accrued and is included as a component of the uncertain tax position liabilities.
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

3. INVENTORIES

(In thousands of U.S. dollars)	September 30, 2007	December 31, 2006

Raw materials and supplies	$8,691	$10,723
Work-in-process	8,595	27,981
Finished goods	481	676
Provision for non-completion of product inventory	(2,166)	(5,112)

	$15,601	$34,268

We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months ended September 30, 2007, we incurred no charges to the provision for non-completion of product inventory. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. (See Note 5 — Other Long-Term Assets.)
4. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	September 30, 2007	December 31, 2006

Visudyne inventory held by Novartis Ophthalmics	$13,527	$10,677
Deferred financing expenses	1,216	—
Prepaid expenses and other	2,357	3,354

	$17,100	$14,031

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
Deferred financing expenses represent debt issue costs related to the convertible senior notes, net of amortization and are being amortized over five years commencing August 2003.
5. OTHER LONG-TERM ASSETS

(In thousands of U.S. dollars)	2007	2006

Inventory	$23,352	$—
Deferred financing expenses	—	1,922
Other	947	199

	$24,299	$2,121

Inventory as of September 30, 2007, has been reduced by provision for non-completion of product inventory of $4.1 million. During the three months ended September 30, 2007, we incurred no charges to the provision for non-completion of product inventory.

6. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2007	December 31, 2006

Royalties	$1,084	$1,723
Compensation	4,231	4,683
Separation costs	—	1,107
Foreign exchange contracts	—	2,011
Interest	741	1,936
Litigation	112,254	112,500
Other	622	1,845

	$118,932	$125,805

7. CONVERTIBLE DEBT
In August 2003, we issued $172.5 million aggregate principal amount of convertible senior notes due in 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004. Holders of the convertible senior notes have the right to require us to redeem these notes, for cash, at their issue price plus accrued interest on September 15 in each of 2008, 2013, and 2018. Since the first redemption date is within 12 months of the date of this report and we believe it is likely that most of the convertible senior notes will be redeemed on the first redemption date, we have reclassified our convertible debt as a current liability at September 30, 2007.
8. FOREIGN EXCHANGE FACILITIES
During the quarter, we terminated one foreign exchange credit facility, and currently have two foreign exchange facilities with two separate financial institutions for the sole purpose of entering into foreign exchange contracts.
The two facilities have similar terms and allow us to enter into a combined maximum of $550.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. Interest charges, at the financial institutions’ prime rate plus 2%, are only applicable if we are in default with regards to the foreign exchange contracts. These foreign exchange facilities are secured by money market instruments equivalent to our contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At September 30, 2007, we had no foreign exchange transactions outstanding and therefore no money market instruments were pledged as security for these foreign exchange facilities.
9. RESTRUCTURING CHARGE
In December 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives (“December 2005 Restructuring”). We provided approximately 100 affected employees with severance and support to assist with outplacement and recorded $5.0 million of restructuring charges. We have completed all activities associated with this restructuring and expect to pay out the remaining amounts over the next three months.
On October 26, 2006, as a result of declining Visudyne sales, we announced plans to restructure our operations in order to reduce our overall cost structure going forward (“October 2006 Restructuring”). We provided approximately 80 affected employees with severance and support to assist with outplacement. We recorded $0.2 million of restructuring charge in the third quarter of 2007 for a cumulative total of $4.1 million. We anticipate paying most amounts for the October 2006 Restructuring by the end of 2007.

The details of our restructurings are as follows:
Severance and termination benefits accrued

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$686	$1,514	$2,200
Restructuring charge	—	407	407
Adjustments	(68)	—	(68)
Cash payments	(246)	(1,080)	(1,326)

Balance at March 31, 2007	$372	$841	$1,213
Restructuring charge	—	253	253
Adjustments	20	10	30
Cash payments	(178)	(558)	(736)

Balance at June 30, 2007	214	546	760
Restructuring charge	—	176	176
Adjustments	2	8	10
Cash payments	(151)	(549)	(700)

Balance at September 30, 2007	65	181	246

Other related expenses accrued

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$99	$84	$183
Restructuring charge	—	237	237
Cash payments	(23)	(285)	(308)

Balance at March 31, 2007	$76	$36	$112
Restructuring charge	—	6	6
Adjustments	(6)	—	(6)
Cash payments	(13)	(18)	(31)

Balance at June 30, 2007	57	24	81
Restructuring charge	—	3	3
Adjustments	—	(12)	(12)
Cash payments	(12)	(6)	(18)

Balance at September 30, 2007	45	9	54

Combined Total

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$785	$1,598	$2,383
Restructuring charge	—	644	644
Adjustments	(68)	—	(68)
Cash payments	(269)	(1,365)	(1,634)

Balance at March 31, 2007	$448	$877	$1,325
Restructuring charge	—	259	259
Adjustments	14	10	24
Cash payments	(191)	(576)	(767)

Balance at June 30, 2007	271	570	841
Restructuring charge	—	179	179
Adjustments	2	(4)	(2)
Cash payments	(163)	(555)	(718)

Balance at September 30, 2007	110	190	300

10. SHARE CAPITAL
(a) Share Buy-Back Program
On June 4, 2007, our Board of Directors announced a share buy-back program pursuant to which we have the right to purchase up to $50 million of our outstanding common shares or up to 5.7 million common shares over a 12-month period commencing on June 11, 2007. The share purchases are to be made as a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange (“TSX”) or NASDAQ Stock Market (“NASDAQ”), and in accordance with all regulatory requirements. The actual number of common shares which are purchased and the timing of any such purchases are determined by management.
Cumulative purchases under this program since June 11, 2007 were 750,000 shares at an average price of $7.82, for a total cost of $5.9 million.
(b) Stock Options
We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Annualized volatility	36.7%	44.1%	37.0%	45.5%
Risk-free interest rate	4.0%	3.8%	4.4%	4.2%
Expected life (years)	3.3	3.3	3.3	3.0

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
The impact on our results of operations of recording stock-based compensation for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 was as follows:

	Three months ended		Nine months ended
(In thousands of U.S. dollars,	September 30,	September 30,	September 30,	September 30,
except share information)	2007	2006	2007	2006

Cost of sales	$17	$15	$21	$38
Research and development	533	598	1,602	1,866
Selling, general and administrative	349	335	897	1,003
Restructuring charge	40	—	40	—
Discontinued operations	—	85	—	233

Share based compensation expense before income taxes	939	1,033	2,560	3,140
Related income tax benefits	(30)	—	(110)	—

Share based compensation, net of income taxes	$909	$1,033	$2,450	$3,140

At September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $7.6 million, which is expected to be recognized over 36 months with a weighted-average period of 2.2 years. The total share-based compensation cost of stock options capitalized as part of inventory was negligible during the three months ended September 30, 2007 and $0.2 million during the nine month periods ended September 30, 2007. During the three and nine month periods ended September 30, 2006, total share-based compensation cost of stock options capitalized as part of inventory was $0.1 million and $0.3 million respectively. The total intrinsic value of stock options exercised during the three and nine month periods ended September 30, 2007 was $0.1 million and

$0.3 million, respectively. For the three and nine month periods ended September 30, 2006 the total intrinsic value of stock options exercised was $0.1 million and $0.2 million, respectively. We recorded cash received from the exercise of stock options of $0.1 million and $1.3 million, respectively, during the three and nine months ended September 30, 2007. We recorded a negligible amount for related tax benefits during the three months ended September 30, 2007 and $0.1 million during the nine months ended September 30, 2007. For the three and nine month periods ended September 30, 2006, we recorded cash received from the exercise of stock options of $0.1 million and $0.7 million, respectively, and there were no related tax benefits recorded during these same periods. Upon option exercise, we issue new shares of stock.
11. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Visudyne® sales by Novartis Ophthalmics	$48,735	$75,137	$169,315	$277,259
Less: Marketing and distribution costs	(26,419)	(32,289)	(79,701)	(96,796)
Less: Inventory costs	(2,909)	(3,963)	(8,863)	(14,669)
Less: Royalties to third parties	(1,037)	(1,581)	(3,576)	(5,942)

	$18,370	$37,304	$77,175	$159,852

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne sales	$9,185	$18,652	$38,587	$79,926
Add: Advance on inventory costs from
Novartis Ophthalmics	2,198	3,153	6,372	11,922
Add: Royalties reimbursed to QLT	991	1,552	3,533	5,944
Add: Other costs reimbursed to QLT	2,232	2,406	5,663	4,393

Revenue from Visudyne® sales	$14,606	$25,763	$54,155	$102,185

Net product revenue from Eligard®	6,168	5,846	19,615	17,643

	$20,774	$31,609	$73,770	$119,828

For the three months ended September 30, 2007, approximately 42% of total Visudyne sales were in Europe, 19% in the United States, and 39% in other markets worldwide. For the same period in 2006, approximately 56% of total Visudyne sales were in Europe, 15% in the United States, and 29% in other markets worldwide.
For the nine months ended September 30, 2007, approximately 51% of total Visudyne sales were in Europe, 17% in the United States, and 33% in other markets worldwide. For the same period in 2006, approximately 51% of total Visudyne sales were in Europe, 22% in the United States, and 27% in other markets worldwide.
12. DISCONTINUED OPERATIONS
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Net revenue	$—	$2,600	$—	$10,505

Impairment of assets held for sale	$—	$(8,592)	$—	$(8,592)

Pretax losses	$—	$(10,970)	$—	$(12,312)
Income taxes	—	1,029		1,093
Loss on disposal	(421)	—	(693)	—
Income tax on disposal	156	—	257	—

Net loss from discontinued operations	$(265)	$(9,941)	$(436)	$(11,219)

13. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
With respect to the concentration of credit risk, our accounts receivable, as at September 30, 2007 and December 31, 2006, comprised primarily amounts owing from Novartis Ophthalmics and Sanofi-Synthelabo, Inc. At September 30, 2007, there are no outstanding forward foreign exchange contracts.
14. CONTINGENCIES
Litigation and Legal Matters
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigations in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against QLT Inc., QLT USA, and QLT Therapeutics, Inc. which we consider to be potentially material to our business and are described below.
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
(a) Eligard Patent Litigation
On June 1, 2004, QLT USA’s Eligard marketing licensee for Eligard, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of European Patent 0 202 065 (the “065 patent”). The ‘065 patent expired on May 6, 2006.
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd. and Takeda Pharma GmbH sought a provisional injunction in the Regional Court Hamburg, Germany, alleging that the marketing of Eligard by MediGene and its licensee Astellas Pharma Europe Ltd. (formerly known as Yamanouchi U.K. Ltd.) in Germany violated the ‘065 patent. The Court denied that request.
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
On November 6, 2006, a federal jury found QLT liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay MEEI 3.01% of net sales of Visudyne worldwide. On July 18, 2007, the Court entered a final judgment in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI 3.01% of past, present and future net sales worldwide of Visudyne. The Court also awarded interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable, from April 24, 2000. The Court also awarded MEEI its legal fees in an amount on $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI. The Court dismissed MEEI’s claim for misappropriation of trade secrets and, having found that the claim of unjust enrichment was not triable to a jury, also dismissed MEEI’s claim to unjust enrichment.
As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. In the third quarter of 2007 we accrued an additional $1.5 million based on 3.01% (the amount imposed by the Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded in the Unaudited Condensed Consolidated Statements of Income as “Accrued Cost of Sales re: MEEI”). Also in the third quarter we accrued $1.1 million of interest expense related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment. On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment to the United States Court of Appeals for the First Circuit. In order to stay the execution and enforcement of the judgment pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to deposit cash, as security, to the bonding company in the full amount of the appeal bond and was included in restricted cash at September 30, 2007. Accrued interest of $1.0 million on the cash deposit of $118.8 million has also been included in restricted cash.
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
MGH has recently advised QLT that it believes that as a result of the MEEI judgment, MGH is entitled to be paid the same royalties or other compensation as MEEI or alternatively that we provide security for such payment pending the outcome of our appeal. We have advised MGH that we do not believe the outcome of our litigation with MEEI falls within the scope of our license agreement with MGH, and that the outcome of the litigation gives MGH no basis for seeking security or payment.
We believe that our position on the scope of our obligations to MGH is correct, and hence that, regardless of the outcome of the litigation with MEEI, we will not owe MGH additional payments. Because this matter may be the subject of litigation, and the outcome of any litigation is uncertain, the Company can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.

(c) Litigation with Biolitec, Inc.
On September 26, 2006, we notified Biolitec, Inc. or “Biolitec,” that Biolitec was in default under a Distribution Supply and Service Agreement, or the “Agreement”, entered into on December 21, 2005, between QLT Therapeutics, Inc. and Biolitec, relating to the development and sale of ocular medical lasers used to activate Visudyne, and that we were therefore terminating the Agreement unless Biolitec remedied its failure to perform. On December 1, 2006, we provided Biolitec notice of termination of the Agreement. On April 6, 2007, Biolitec filed a Complaint and Demand for Jury Trial in the Hampen County Superior Court of the Commonwealth of Massachusetts for breach of contract, promissory estoppel, misrepresentation and unfair trade practices. Biolitec also filed a demand for Arbitration with the American Arbitration Association, requesting that our termination of the Agreement be deemed and ruled invalid. After removing the court action to the United States District Court for the District of Massachusetts (the “Court”), we filed a motion to dismiss the court action or to stay the proceedings pending arbitration. On April 30, 2007, we also filed counterclaims against Biolitec in the arbitration action. We asserted counterclaims for breach of contract and rescission of the Agreement, and requested $739,000 in damages, plus interest, costs and attorney fees. On May 23, 2007, the Court entered an order granting our motion to stay the proceedings pending arbitration, but denied our motion to dismiss the action.
On May 18, 2007, Biolitec filed an amended demand for arbitration with the American Arbitration Association asserting claims for breach of contract, promissory estoppel and misrepresentation relating to the Agreement. In the amended demand for arbitration, Biolitec seeks damages in the amount of $3,276,000 and a determination that our termination of the contract is invalid. Biolitec also seeks an award of attorneys’ fees and reasonable costs in prosecuting the arbitration. The final outcome of the litigation and arbitration with Biolitec is not presently determinable or estimable and accordingly, no amounts have been accrued. The arbitration with Biolitec is currently scheduled for March, 2008. The parties will report back to the Court following resolution of the arbitration or earlier if ordered by the Court.
15. SUBSEQUENT EVENT
On October 18, 2007, we completed the acquisition of privately held ForSight Newco II, Inc. for a cash payment of approximately $42 million on closing (including bonus payments to be paid pursuant to certain change of control bonus agreements and an escrow amount of $4.2 million that has been deposited as security for the indemnification obligations set forth in the Merger Agreement), along with future contingent consideration in the nature of milestone payments and royalties on net sales of products. The milestone payments consist of a one-time $5 million payment upon the initiation of a phase III clinical trial for the first product, $20 million on first commercialization of each of the first two products using the proprietary technology and $15 million on first commercialization of each subsequent product. ForSight Newco II owns certain patent applications with respect to its proprietary ocular punctal plug drug delivery system. On October 18, 2007, ForSight Newco II, Inc.’s name was changed to QLT Plug Delivery, Inc.
On October 25, 2007, we announced that the Company has initiated a research and development (R&D) restructuring which will entail an R&D portfolio reprioritization and pursuant to this, a significant reduction in costs beginning in 2008 and reduced staffing levels in R&D and SG&A with expected overall annualized savings of approximately 20%.

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
OVERVIEW
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on pharmaceutical products in the fields of ophthalmology and dermatology. In addition, we utilize two unique technology platforms, photodynamic therapy and Atrigel®, to create products such as Visudyne® and Eligard®. Pursuant to our acquisition of ForSight Newco II, Inc. (now QLT Plug Delivery, Inc.) on October 18, 2007, we are also developing an ocular punctal plug delivery system.
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
Visudyne is approved for the treatment of the form of wet AMD known as occult subfoveal CNV (“occult AMD”) in certain countries worldwide, which until recently included countries of the European Union (“EU”). Health authorities in the EU have recently removed occult AMD from the officially approved indications. This change is applicable to all EU member countries and may affect Visudyne reimbursement levels this year. Although we expect Visudyne European sales to decline as a result, the degree of decline should vary by country as the occult indication was not universally reimbursed across Europe previously, despite regulatory approval, and may also depend on potential market adoption of Visudyne following clinical trial results studying the use of Visudyne in combination with other compounds.
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
In addition to our lead commercial product Visudyne, we market (through commercial licensees) the Eligard line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel technology combined with leuprolide acetate for the treatment of prostate cancer. The FDA has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg (one-month) and Eligard 22.5-mg (three-month) products are also approved in a number of other countries, including 25 European countries, Canada, Australia, New Zealand, India, Korea and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) is approved in Canada, Australia, New Zealand, Korea and India while Eligard 45.0-mg (six-month) is approved in 24 European countries, Canada, Australia and India.
Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005 and by Health Canada in June 2006. Although Aczone is approved in the U.S. and Canada, it is not yet marketed. Based on a post-approval commitment requested by the FDA, we conducted a Phase IV clinical trial of Aczone™ in more than 50 patients with glucose-6-phosphate dehydrogenase, or “G6PD,” deficiency and communicated the positive outcome of this study in November 2006. A label revision supplement was submitted to the FDA during the second quarter of 2007 and in July it was accepted by the FDA for filing and review. A decision by the FDA on the label revision is expected by the end of March 2008. Commercialization of Aczone is pending the outcome of this submission to the FDA to remove the restriction currently on the approved label for the product.
Our efforts to increase our portfolio of products are ongoing. We carry out research and pre-clinical projects in our core therapeutic areas of ophthalmology and dermatology.  To focus our business on the research and development of proprietary products in our core therapeutic areas, in December 2006, we divested our generic dermatology business, dental business and the manufacturing facility of QLT USA, in Fort Collins, Colorado.  We have also begun the process to out-license our Atrigel drug delivery system in therapeutic areas that are no longer of core interest to us.  As a result, we have stopped enrollment in the Growth Hormone Releasing Peptide (“GHRP”) study for end-stage renal disease and are spending very limited amounts on the Risperidone program. In July 2007, we received communication from the FDA indicating that they will retain the clinical hold on our Octreotide Acromegaly IND. As a result, we have discontinued our Octreotide programs and withdrawn our IND.
RECENT DEVELOPMENTS
In order to expand our pipeline of ocular products, on October 18, 2007, we completed the acquisition of privately held ForSight Newco II, Inc. (“ForSight Newco II”). The acquisition includes ForSight Newco II’s proprietary ocular punctal plug drug delivery system. The first clinical candidate utilizing this leading edge platform technology will target glaucoma.
Under the terms of the agreement, we acquired all of the outstanding shares of ForSight Newco II for $42 million along with future contingent consideration in the nature of milestone payments and royalties on net sales of products. The milestone payments consist of a one-time $5 million payment upon the initiation of a phase III clinical trial for the first product, $20 million on first commercialization of each of the first two products using the proprietary technology and $15 million on first commercialization of each subsequent product. ForSight Newco II owns certain patent applications with respect to its proprietary ocular punctal plug drug delivery system. On October 18, 2007 ForSight Newco II, Inc.’s name was changed to QLT Plug Delivery, Inc.
In order to facilitate our focus on innovative ocular drug delivery, we plan to continue our divestment of non-core assets, including selling the vacant property adjacent to our headquarters in Vancouver, British Columbia. In addition, we plan to monetize the value built up in our headquarters by obtaining a mortgage or other financial structures.
On October 25, 2007, we announced the initiation of a research and development (“R&D”) restructuring which will entail a R&D portfolio reprioritization and pursuant to this, a significant reduction in costs beginning in 2008 and reduced staffing levels in R&D and selling, general and administration (“SG&A”) with expected overall annualized savings of approximately 20%.
Evonik Degussa Canada Inc. (“Degussa”) (formerly Degussa Canada, Inc. and formerly Raylo Chemicals Inc.) manufactures a material used in the production of Visudyne®. As a result of the acquisition of Degussa by a third party, Degussa gave notice of its intention to terminate that manufacturing agreement, which termination we believe would be effective January 1, 2010 under the terms of the agreement. As we believe we currently have sufficient quantities of that material to meet our anticipated demand for Visudyne, on November 8, 2007 we entered into a termination agreement with Degussa permitting the termination of the manufacturing agreement effective December 15, 2007. We are in the process of identifying an alternative manufacturer for this material. In the event that we are unable to locate and qualify an alternate manufacturer to Degussa, our future supply of Visudyne could be materially affected.
RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2007, we recorded net income of $0.3 million and a net loss of $63.5 million, or $0.00 diluted net income per common share and $0.85 diluted net loss per common share. These results compare with a net loss of $3.7 million and net income of $15.9 million, or $0.04 diluted net loss per common share and $0.18 diluted net income per common share, for the three and nine months ended September 30, 2006. Detailed discussion and analysis of our results of operations are as follows:

Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2007	2006	2007	2006

Visudyne® sales by Novartis Ophthalmics	$48,735	$75,137	$169,315	$277,259
Less: Marketing and distribution costs(1)	(26,419)	(32,289)	(79,701)	(96,796)
Less: Inventory costs(2)	(2,909)	(3,963)	(8,863)	(14,669)
Less: Royalties to third parties(3)	(1,037)	(1,581)	(3,576)	(5,942)

	$18,370	$37,304	$77,175	$159,852

QLT’s 50% share of Novartis Ophthalmics’ net proceeds from Visudyne® sales	$9,185	$18,652	$38,587	$79,926
Add: Advance on inventory costs from Novartis Ophthalmics(4)	2,198	3,153	6,372	11,922
Add: Royalties reimbursed to QLT(5)	991	1,552	3,533	5,944
Add: Other costs reimbursed to QLT(6)	2,232	2,406	5,663	4,393

Revenue from Visudyne® sales	$14,606	$25,763	$54,155	$102,185

Net product revenue from Eligard®	6,168	5,846	19,615	17,643

	$20,774	$31,609	$73,770	$119,828

(1)	“Less: Marketing and distribution costs”

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
For the three months ended September 30, 2007, revenue from Visudyne sales of $14.6 million decreased by $11.2 million, or 43%, over the three months ended September 30, 2006. The decrease was primarily due to a 35% decline in Visudyne sales by Novartis Ophthalmics over the same quarter in the prior year as a result of decreased end user demand due to competing therapies. In the third quarter of 2007, approximately 19% of the total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 15% in third quarter of 2006. Overall the ratio of our share of net proceeds from Visudyne sales compared to Visudyne sales was 18.8% in the third quarter of 2007, down from 24.8% in the third quarter of 2006.
For the nine months ended September 30, 2007, revenue from Visudyne sales of $54.2 million decreased by $48.0 million, or 47%, over the nine months ended September 30, 2006. The decrease was primarily due to a 39% decline in Visudyne sales by Novartis Ophthalmics over the same period in the prior year as a result of decreased end user demand due to competing therapies. In the nine months ended September 30, 2007, approximately 17% of the total Visudyne sales by Novartis Ophthalmics were in the U.S., compared to approximately 22% in the nine months ended September 30, 2006. Overall the ratio of our share of net proceeds from Visudyne sales compared to Visudyne sales was 22.8% in the nine months ended September 30, 2007, down from 28.8% in the nine months ended September 30, 2006.
For the three and nine months ended September 30, 2007, net product revenue from Eligard of $6.2 million and $19.6 million increased by $0.3 million, or 6%, and $2.0 million, or 11%, respectively, over the same period in the prior year due to increased shipments of Eligard to commercial licensees, which was driven by Eligard’s continued growth in Europe and the U.S.
Net Royalties
For the three months ended September 30, 2007, royalty revenue of $7.5 million was $1.4 million, or 23%, higher compared to the same period in 2006. For the nine months ended September 30, 2007, royalty revenue of $21.9 million was $7.0 million, or 47%, higher compared to the same period in 2006. The increase was due to Eligard’s continued growth in Europe and higher sales in the U.S. compared to the prior year when there was a temporary suspension of Eligard sales in the U.S. by our commercial licensee.
Costs and Expenses
Cost of Sales
For the three months ended September 30, 2007, cost of sales decreased 5% to $9.9 million compared to $10.5 million for the same period in 2006. The decrease was due to a drop in Visudyne cost of sales related to decreased Visudyne sales, partially offset by higher costs related to increased Eligard shipments to commercial licensees. For the nine months ended September 30, 2007, cost of sales decreased 4% to $30.9 million compared to $32.2 million for the same period in 2006. The decrease was due to lower sales of Visudyne, partially offset by higher manufacturing costs related to Eligard shipments to commercial licensees.
Cost of sales related to revenue from Visudyne decreased from $5.1 million to $2.8 million in the three months ended September 30, 2007 compared to the same period in 2006 and decreased from $17.3 million to $9.4 million in the nine months ended September 30, 2007.
Cost of sales related to revenue from Eligard increased from $5.3 million to $7.1 million in the three months ended September 30, 2007 compared to the same period in 2006 and increased from $14.9 million to $21.4 in the nine months ended September 30, 2007.

Accrued Cost of Sales re: MEEI
On July 18, 2007, the Court entered judgment in relation to the patent litigation with MEEI in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI 3.01% of past, present and future net sales worldwide of Visudyne. As a result, in the third quarter of 2007, we began accruing an amount equal to 3.01% of net worldwide sales of Visudyne, pursuant to and pending outcome of appeal of the judgment, as a charge to our cost of sales. (See Note 14 — Contingencies in the “Notes to Condensed Consolidated Financial Statements”.)
Research and Development
Research and development, or R&D, expenditures decreased 21% to $10.7 million for the three months ended September 30, 2007 compared to $13.6 million in the same period in 2006. For the nine months ended September 30, 2007, R&D decreased 25% to $32.9 compared to $43.7 million for the same period in 2006. The decrease was due to reduced spending on Atrigel, Aczone, Lemuteporfin and Visudyne projects. Furthermore, the prior year included a $1.9 million in-licensing fee, whereas there were no in-licensing fees in 2007. The decreases were partly offset by higher spending on ocular research.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	changes in the regulatory environment,

•	introduction of competing treatments,

•	unexpected safety issues,

•	patent maintenance and enforcement issues,

•	changes in the commercial marketplace,

•	difficulties in enrolling patients,

•	delays in study progression,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors discussed under “Item 1A, Risk Factors” and Recent Developments in this Report.
R&D expenditures by therapeutic area were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,

(In thousands of U.S. dollars)	2007	2006	2007	2006
Ocular	$6,608	$5,553	$18,364	$14,219
Dermatology	2,826	3,550	8,327	12,233
Urology and Oncology	398	1,663	1,642	5,298
Other (including Atrigel programs not in the above therapeutic areas)	886	2,798	4,543	11,954

	$10,718	$13,564	$32,876	$43,704

Selling, General and Administrative Expenses
For the three months ended September 30, 2007, selling, general and administrative, or SG&A, expenses decreased 29% to $7.1 million compared to $10.0 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, SG&A decreased 29% to $19.5 million compared to $27.6 million for the same period in 2006. The decrease was primarily due to lower legal fees as a result of the TAP litigation settlement, partly offset by increased Visudyne support costs and the fees associated with the posting of the appeal bond related to the MEEI patent litigation.

Litigation
In July 2007, the United States District Court (the “Court”) for the District of Massachusetts entered judgment in the lawsuit brought against us by MEEI in connection with U.S. patent no. 5,789,349. The Court found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay MEEI 3.01% of past, present and future net sales worldwide of Visudyne. The Court also awarded interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable, from April 24, 2000. The Court further awarded MEEI its legal fees in an amount of $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI. As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount.
In the third quarter of 2007 we accrued an amount of $1.5 million based on 3.01% (the amount imposed by the Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (included in “Accrued Cost of Sales re: MEEI”). Also in the third quarter we accrued $1.1 million of interest expense within Investment and Other Income (Expense) related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment. (See Note 14 - Contingencies — in the “Notes to the Condensed Consolidated Financial Statements.”)
Restructuring Charge (Recovery)
For the three months ended September 30, 2007, restructuring expenses increased by $0.2 million compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007, restructuring expenses increased to $1.0 million compared to a restructuring recovery of $0.2 million for the same period in 2006. Restructuring charge (recovery) represents the remaining effects of the restructurings we did in the fourth quarters of 2005 and 2006.
Investment and Other Income (Expense)
Net Foreign Exchange (Losses) Gains
Net foreign exchange (losses) gains arise from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency liabilities and U.S. dollar denominated convertible debt. For the three months ended September 30, 2007, we recorded net foreign exchange losses of $0.9 million versus net foreign exchange gains of $0.6 million in the same period in 2006. For the nine months ended September 30, 2007, we recorded net foreign exchange losses of $1.3 million versus net foreign exchange losses of $2.9 million in the same period in 2006. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates”.)
Details of our net foreign exchange (losses) gains were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

(In thousands of U.S. dollars)
Cash and cash equivalents and short-term investments	$(18,622)	$328	$(33,385)	$(6,711)
U.S. dollar long-term debt	12,072	(246)	27,757	6,723
Foreign exchange contracts	(76)	702	1,913	(2,738)
Foreign currency receivables and payables	5,763	(203)	2,430	(160)

Net foreign exchange gains (losses)	$(863)	$581	$(1,285)	$(2,886)

Interest Income
For the three months ended September 30, 2007, interest income decreased by $1.7 million to $3.8 million from the same period in 2006. For the nine months ended September 30, 2007, interest income decreased by $4.2 million to $11.2 million from the same period in 2006. The decrease was due to a reduction in cash resulting from our share buyback programs and the Eligard patent litigation settlement payment in February 2007, partially offset by higher interest rates compared to the same periods in the prior year.

Interest Expense
Interest expense of $2.7 million and $6.0 million for the three and nine months periods ended September 30, 2007 comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003, amortization of deferred financing expenses related to the placement of these notes and beginning in the third quarter of 2007, interest expense of $1.1 million on the post judgment accrued liability associated with the MEEI patent litigation damage award.
Other
For the three months ended September 30, 2007, other income of $3.2 million comprised primarily the $3.0 million proceeds from the sale of the U.S. rights to our BEMA technology. For the nine months ended September 30, 2007, other income of $4.4 million included the $3.0 million proceeds described above and an additional $1.0 million related to the final payment from the sale of the non-U.S. rights of our BEMA technology in March 2007.
For the three months ended September 30, 2006, other income of $1.0 million represents the initial payment related to the sale of the non-U.S. rights of our BEMA technology in August 2006. For the nine months ended September 30, 2006, other income of $2.8 million included the $1.0 million proceed described above plus the final milestone payment from Axcan Pharma, Inc. related to the sale of our Photofrin business in 2000.
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
The primary drivers of our operating cash flows during the three and nine months ended September 30, 2007 were cash payments related to the following: TAP litigation settlement, R&D activities, SG&A expenses, legal expenses related to various legal proceedings, raw material purchases, manufacturing costs related to the production of Visudyne and Eligard, and interest expense related to our convertible notes, offset by cash receipts from product revenues, royalties, interest income and proceeds from the sale of U.S. rights to QLT USA’s BEMA technology.
For the three months ended September 30, 2007, we used $119.7 million of cash in operations as compared to generating $11.7 million for the same period in 2006. During the current period, we deposited cash of $118.8 million as security for the appeal bond. Furthermore, lower cash receipts from Visudyne sales of $15.3 million, lower interest income of $2.7 million, higher realized foreign exchange losses, operating and inventory related expenditures of $2.0 million, and the prior period including $2.6 million from the generic dermatology business divested in December 2006, were offset by lower income tax instalments of $7.9 million (income tax instalments of $0.1 million were made for the three months ended September 30, 2007), higher cash receipts from Eligard product sales, royalties and milestones of $1.1 million and higher foreign exchange contracts receipts of $1.0 million.
During the three months ended September 30, 2007, a decrease in short-term investments of $6.1 million and proceeds of $3.0 million from the sale of our BEMA technology accounted for the most significant cash flows provided by investing activities offset by capital expenditures. We used $0.3 million for the purchase of property, plant and equipment and $0.5 million for other acquisition related costs.
For the three months ended September 30, 2007, our cash flows provided by financing activities consisted primarily of cash receipts from stock option exercises offset by fees related to common shares repurchased in the second quarter of 2007.
For the nine months ended September 30, 2007, we used $170.4 million of cash in operations as compared to generating $7.6 million of cash from operations for the same period in 2006. During the current period, we deposited cash of $118.8 million as security for the appeal bond. Furthermore, lower cash receipts of $68.5 million from Visudyne sales, higher payments in relation to foreign exchange contracts of $1.3 million, lower interest income of

$5.3 million, and higher realized foreign exchange losses, operating and inventory related expenditures of $30.1 million, and the prior period including $10.5 million from the generic dermatology business divested in December 2006, were offset by higher cash receipts from Eligard product sales, royalties and milestones of $16.4 million and lower income tax instalments of $40.1 million (income tax instalments of $0.1 million were made for the nine months ended September 30, 2007).
During the nine months ended September 30, 2007, a decrease in short-term investments of $22.5 million and proceeds of $4.0 million from the sale of our BEMA technology accounted for the most significant cash flows provided by investing activities offset by capital expenditures. We used $1.9 million for the purchase of property, plant and equipment and $0.5 million for other acquisition related costs.
For the nine months ended September 30, 2007, our cash flows provided by financing activities consisted primarily of cash receipts from stock option exercises offset by common shares repurchased in the second quarter of 2007.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2007, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 17 days. If market interest rates were to increase immediately and uniformly by a hundred basis points from levels at September 30, 2007, the fair value of the portfolio would decline by an immaterial amount due to the short remaining maturity period.
At September 30, 2007, we had $172.2 million in cash, cash equivalents and $122.0 million of restricted cash, and $172.5 million of debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt and other liabilities, we held approximately the equivalent amount in U.S. dollar denominated cash, cash equivalents and accounts receivables such that if the U.S. dollar were to decrease in value by 10% against the Canadian dollar, the decline in fair value of our U.S. dollar-denominated cash and cash equivalents and receivables would be mostly offset by the decline in the fair value of our $172.5 million U.S. dollar denominated convertible debt and other liabilities, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains and losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future foreign currency cash flows. The net unrealized loss in respect of such foreign currency contracts for the three months ended September 30, 2007 was $0.2 million.
At September 30, 2007, there are no outstanding forward foreign currency contracts.
Contractual Obligations
During the third quarter of 2007, we entered into an agreement with a bonding company (“the Security Agreement”) to provide an appeal bond in the amount of $118.8 million in order to stay the execution and enforcement of the judgment related to the patent litigation with MEEI pending appeal. To obtain the bond, we provided cash as security to the bonding company in the full amount of the bond.
In addition to the Security Agreement with the bonding company described above, our material contractual obligations as of September 30, 2007 comprised our convertible debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
General
Our cash resources and working capital, cash flow from operations, and other available financing resources will be utilized to fund current product development programs, operating requirements, debt requirements, acquisitions (including the $42.0 million acquisition of ForSight Newco II, Inc. in October 2007) and expected amounts under the restructuring programs. We will seek additional funding in the near future from various sources to fund activities which may include repayment of long-term debt, product launch, in-licensing or acquisition of technology, and stock buy-back. Potential sources of funding include product out-licensing, sale of assets, additional debt or equity financing, or new collaborative arrangements. No assurance can be given that additional funding will be available or, if available, on terms acceptable to us. If adequate capital is not available, our business could be materially and adversely affected. Other factors that may affect our future capital requirements include: the status of competitors; the outcome of legal proceedings and damage awards (see our Condensed Consolidated Financial Statements — Note 14 - Contingencies); the progress and reprioritization of our R&D programs including preclinical and clinical testing; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, marketing and support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our condensed consolidated financial statements, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provision for litigation related contingencies, stock-based compensation, provisions for non-completion of inventory, determination of requirement for reserve for obsolete or excess inventory, classification of inventory between current and non-current assets, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in the purchase business combinations, determination of fair value of assets held for sale, and provisions for taxes. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. The provisions of Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Entities are required to report the effects of applying this Issue prospectively for new contracts entered into on or after December 15, 2007. We are currently evaluating the impact of this consensus on our Consolidated Financial Statements.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate”, “project”, “believe”, “expect”, “forecast”, “outlook”, “plan”, “intend”, “estimate”, “should”, “may”, “assume”, “continue”, and variations of such words or similar expressions are intended to identify our forward-looking statements and forward-looking information. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of QLT to be materially different from the results of operations or plans expressed or implied by such forward-looking statements and forward-looking information. Many such risks, uncertainties and other factors are taken into account as part of our assumptions underlying the forward-looking statements and forward-looking information.
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	anticipated levels of future sales of our products;

•	our expectations regarding European Visudyne label changes, reimbursement and sales;

•	anticipated future operating results;

•	our expectations as to the outcome of the appeal of the judgment in the Massachusetts Eye and Ear Infirmary, or “MEEI,” litigation against us and the effect of an adverse judgment on the MGH license agreement;

•	our expectations as to the outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical industries Ltd. and Takeda Pharma Gmbh;

•	our dependency on contract manufacturers and suppliers to manufacture our products at competitive prices and in accordance with U.S. Food and Drug Administration, or “FDA,” and other local and foreign regulatory requirements as well as our product specifications;

•	our expectations regarding future tax liability as a result of changes in estimates of prior years’ tax items and results of tax audits by tax authorities;

•	our expectations regarding our annualized savings as a result of our R&D portfolio reprioritization and reduction in costs and staffing levels;

•	the anticipated timing and progress of clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for our products; and

•	the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products in development.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 13 to the unaudited condensed consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Except for the changes described in the preceding paragraph, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that during the quarter ended September 30, 2007, there was no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Part I, Item 1 Financial Statements - Notes to Condensed Consolidated Financial Statements — Note 14 Contingencies”, and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 1A Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 4, 2007, our Board of Directors announced a share buy-back program pursuant to which we have the right to purchase up to $50 million of our common shares or up to 5.7 million common shares over a twelve month period commencing June 11, 2007. The share purchases are made as a normal course issuer bid. All purchases are to be effected in the open market through the facilities of TSX and NASDAQ, and in accordance with all regulatory requirements. The actual number of common shares which are purchased and the timing of any such purchases are determined by management.
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended September 30, 2007:

Issuer Purchases of Equity Securities
Maximum Number
of Shares (or
			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value) that May Yet
	Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

July 1, 2007 through July 31, 2007	—	—	—	—

August 1, 2007 through August 31, 2007	—	—	—	—

September 1, 2007 through September 30, 2007	—	—	—	—

Total	—	—	—	—

ITEM 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: November 8, 2007	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	By:	/s/ Cameron R. Nelson
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