Form 10-K
period 2007-12-31
QLT INC/BC
filed 2008-02-28
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Common Shares, without par value
Common Share Purchase Rights
(Title of class)
Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of June 29, 2007, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $7.40, as reported on The NASDAQ Stock Market) was approximately U.S. $552,163,528.
     As of February 26, 2008 the registrant had 74,620,328 outstanding common shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2007) for its annual meeting to be held on May 14, 2008, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Note regarding references to QLT
Throughout this Annual Report on Form 10-K (“Report”) , the words “we”, “us”, “our”, “the Company” and “QLT” refer to QLT Inc. and our wholly owned subsidiaries, QLT USA, Inc. (“QLT USA”), QLT Plug Delivery, Inc. and QLT Therapeutics, Inc., unless stated otherwise.
Note regarding Currency and Accounting Standards
In this Report all dollar amounts are in U.S. dollars, except where otherwise stated, and financial reporting is made in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company, QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiaries, QLT USA, QLT Plug Delivery, Inc. and QLT Therapeutics, Inc.
Note regarding Exchange Rates
The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

	2007	2006	2005	2004	2003
High	$1.1852	$1.1726	$1.2703	$1.3970	$1.5750
Low	0.9168	1.0989	1.1507	1.1775	1.2923
Average	1.0734	1.1340	1.2115	1.3017	1.4008
Period End	0.9881	1.1652	1.1656	1.2034	1.2923
NOTICE REGARDING WEBSITE ACCESS TO COMPANY REPORTS
We file electronically with the Securities and Exchange Commission our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports, on the day of filing with the SEC and on our website at: www.qltinc.com.

QLT INC.
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2007

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	113

Item 11. EXECUTIVE COMPENSATION	113

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	113

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	114

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	114

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	115
Amended and Restated Licence Agreement
Statement Re: Computation of Per Share Earnings
Subsidiaries of QLT Inc.
Consent of Deloitte & Touche LLP
Section 302 Certification - CEO
Section 302 Certification - CFO
Section 906 Certification - CEO
Section 906 Certification - CFO

PART I
Item 1. BUSINESS
Overview
We are a global biopharmaceutical company with two commercial products, Visudyne® and Eligard®, which were derived from our two unique technology platforms, photodynamic therapy and Atrigel®. Our research and development efforts are focused on pharmaceutical products in the fields of ophthalmology and dermatology. Since our acquisition of ForSight Newco II, Inc. (now QLT Plug Delivery, Inc.) on October 18, 2007, we are also developing an ocular punctal plug drug delivery system.
QLT was formed in 1981 under the laws of the Province of British Columbia, Canada. Our first commercial product was in the field of photodynamic therapy, or “PDT,” which uses photosensitizers (light activated drugs) in the treatment of disease. Our commercial product, Visudyne, utilizes PDT to treat the eye disease known as wet age related macular degeneration, or “wet AMD,” the leading cause of blindness in people over the age of 55 in North America and Europe.
Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union, or “EU,” countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or “CNV.”
Visudyne is also approved for the treatment of the form of wet AMD known as occult subfoveal CNV, “occult AMD,” in certain countries. During 2007, health authorities in the EU removed occult AMD from the officially approved indications. This change is applicable to all EU member countries. Although we expect Visudyne European sales to decline as a result, the degree of decline should vary by country as the occult indication was not universally reimbursed across Europe previously, despite regulatory approval, and may also depend on potential market adoption of Visudyne following clinical trial results studying the use of Visudyne in combination with other compounds.
Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. Visudyne is also approved in more than 60 countries, including the U.S., Canada and the EU countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland (“Novartis”) and is manufactured by QLT and sold by Novartis under the terms of a co-development, manufacturing and commercialization agreement with Novartis.
In addition to Visudyne, we market (through commercial licensees) the Eligard line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The FDA has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg (one-month) and Eligard 22.5-mg (three-month) products are also approved in a number of other countries, including 26 European countries, Canada, Australia, New Zealand, India, Korea and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) is approved in Canada, Australia, New Zealand, Korea and India while Eligard 45.0-mg (six-month) is approved in 27 European countries, Canada, Australia and India.
Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005 and by Health Canada in June 2006. Although Aczone is approved in the U.S. and Canada, it is not yet marketed. Based on a post-approval commitment requested by the FDA, we conducted a Phase IV clinical trial of Aczone™ in more than 50 patients with glucose-6-phosphate dehydrogenase, or “G6PD,” deficiency and communicated the positive outcome of this study in November 2006. A label revision supplement was submitted to the FDA during the second quarter of 2007 and in July 2007 it was accepted by the FDA for filing and review. A decision by the FDA on the label revision is expected by March 23, 2008, the Prescription Drug User Fee Act (PDUFA) date, but may be later if the FDA does not meet or extends the PDUFA date.
Strategic Corporate Restructure
On November 28, 2007, we announced the formation of a Special Committee of the Board of Directors, comprised of three independent Directors, to review all strategic alternatives available to the Company. The Special Committee has been charged with the responsibility for exploring alternative ways to maximize shareholder value, including transactions involving the sale of all or part of the assets of the Company. The Board of Directors engaged Goldman, Sachs & Co. (“Goldman Sachs”), a global investment bank, as its financial advisor to assist with identifying, evaluating and pursuing alternative strategies. On January 16, 2008, we announced that following a comprehensive business and portfolio review, the Board of Directors decided to implement initial steps in the Company’s strategic restructure designed to enhance shareholder value. These initiatives include:
•	the sale of QLT USA, Inc. (“QLT USA”), our wholly owned U.S. subsidiary, whose primary assets include the Eligard product line for prostate cancer, Aczone, a dermatology product for the treatment of acne vulgaris, and the Atrigel drug delivery system, either in a single transaction or a series of transactions;
•	the sale of the land and building associated with and surrounding our corporate head office in Vancouver; and
•	the reduction in headcount of 115 employees with planned future reductions as assets are divested.
On January 18, 2008 we implemented the reduction in head count that affected 115 people (or approximately 45%) at our Vancouver headquarters and our U.S. subsidiaries, including several members of senior management. The majority of the affected employees will have left the company by March 31, 2008.
The plan to pursue a sale of the assets described above is part of a significant strategic change pursuant to which our initial plan is to focus our ongoing business primarily on our Visudyne product and our clinical development programs related to our punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin — QLT0074). The goal of maximizing shareholder value will be the key driver in any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of these assets on terms acceptable to us or at all or that we will pursue any particular transaction structure. Goldman Sachs will assist us as we review and evaluate transaction proposals that we may receive.

OUR APPROVED PRODUCTS

Product/Indication	Location(s)	Licensee
Visudyne®

Predominantly classic subfoveal choroidal neovascularization, or CNV, in wet age-related macular degeneration, or AMD	Over 75 countries including the U.S., Canada, Japan, Australia, New Zealand and those of the EU	Novartis

Occult with no classic subfoveal CNV in AMD	Over 25 countries including Japan, Australia, New Zealand and Switzerland	Novartis

Minimally Classic CNV in AMD	Japan	Novartis

Subfoveal CNV due to pathologic myopia	Over 60 countries including the U.S., Canada, and those of the EU	Novartis

Predominantly classic subfoveal CNV due to presumed ocular histoplasmosis syndrome	U.S.	Novartis

Eligard® 7.5-mg one-month

Prostate cancer	Over 30 countries, including the U.S., Canada, Australia, New Zealand, 26 European countries, India, Korea and a number of Latin American countries	Sanofi-Synthelabo, Hospira, MediGene/Astellas, Ranbaxy, HanAll, Tecnofarma

Eligard® 22.5-mg three-month

Prostate cancer	Over 30 countries, including the U.S., Canada, Australia, New Zealand, 26 European countries, India, Korea and a number of Latin America countries	Sanofi-Synthelabo, Hospira, MediGene/Astellas, Ranbaxy, HanAll, Tecnofarma

Eligard® 30.0-mg four-month

Prostate cancer	U.S., Canada, Australia, New Zealand, India and Korea	Sanofi-Synthelabo, Hospira, Ranbaxy, HanAll

Eligard® 45.0-mg six-month formulation

Prostate cancer	U.S., Canada, Australia, New Zealand, 27 European countries, India and Korea	Zealand, Sanofi-Synthelabo, Hospira; MediGene/Astellas, Ranbaxy, HanAll

Product/Indication	Location(s)	Licensee
Aczone™

Acne vulgaris	U.S., Canada (Decision by the FDA whether to remove the restriction currently on the approved label is expected by the end of March 2008.)	No Licensee

OUR PRODUCTS UNDER REGULATORY REVIEW

Product/Indication	Location(s)	Status
Eligard® 7.5-mg one-month

Prostate Cancer	Six countries outside of North America	Marketing authorization application filed

Eligard® 22.5-mg three-month

Prostate Cancer	Five countries outside of North America	Marketing authorization application filed

Eligard® 30.0-mg four-month

Prostate Cancer	One country outside of North America	Marketing authorization application filed

Eligard® 45.0-mg six-month

Prostate Cancer	One country outside of North America	Marketing authorization application filed

OUR PRODUCTS IN DEVELOPMENT

Product/Indication	Location(s)	Status
Punctal Plug

Glaucoma	U.S.	Plan to complete the IND-enabling program in early 2008

Lemuteporfin

Acne	Canada	Phase I/II studies ongoing

Visudyne

Wet AMD	U.S., Canada	Visudyne followed by an anti-VEGF drug either as bi-therapy or triple therapy

Our Approved Products
Visudyne®
Visudyne is a photosensitizer which we developed with Novartis for the treatment of CNV due to wet AMD, the leading cause of severe vision loss in people over the age of 55 in North America and Europe. We have been co-developing Visudyne with Novartis since 1995 pursuant to a product co-development, manufacturing and distribution agreement. Under that agreement, we are responsible for manufacturing and product supply and Novartis is responsible for marketing and distribution.
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
     Visudyne® Approvals
     Predominantly Classic CNV in AMD
Visudyne has been approved for marketing for predominantly classic subfoveal CNV in AMD in over 75 countries, including the U.S., Canada, Japan, Australia, New Zealand and the EU countries.
     Occult with no Classic CNV in AMD
Visudyne has been approved for the occult form of CNV in a number of countries, including Australia, New Zealand, Switzerland and Japan. Until recently, Visudyne was approved in the EU for the occult form of CNV. In April 2007, after reviewing the results in the Visudyne occult study, the Committee for Medicinal Products for Human Use, or “CHMP,” recommended to the European Commission that the indication of the use of Visudyne in the treatment of the occult form of CNV be deleted from the label for Visudyne in the EU. In June 2007, the European Medicines Agency, or “EMEA,” endorsed the recommendation by CHMP to delete the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU.
     CNV due to Pathologic Myopia (PM)
Pathologic myopia, or PM, is a degenerative form of near-sightedness that occurs largely in persons aged 30 to 50 and can result in CNV. Based on proprietary market research, we estimate that the worldwide incidence of CNV secondary to PM is approximately 50,000 new patients every year. We have received regulatory approval of Visudyne for the treatment of subfoveal CNV due to PM in more than 60 countries, including the U.S., Canada and the EU.

     CNV due to Presumed Ocular Histoplasmosis Syndrome (OHS)
Presumed ocular histoplasmosis syndrome, or “OHS”, is a condition caused by a fungal infection endemic to certain areas in central and eastern U.S. It can lead to severe, irreversible vision loss and is a leading cause of blindness in adults who have lived in geographic areas where the soil mould Histoplasma capsulatum is found. There are an estimated 100,000 people who are at risk for vision loss within this endemic area. The FDA approved Visudyne for the treatment of subfoveal CNV secondary to OHS in 2001 and approval for this indication was obtained in Canada in 2004.
Eligard®
Eligard product for prostate cancer incorporates a luteinizing hormone-releasing hormone agonist, or “LHRH agonist,” known as leuprolide acetate with our proprietary Atrigel drug delivery system. The Atrigel technology allows for sustained delivery of leuprolide acetate for periods ranging from one month to six months.
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
     Eligard® 7.5-mg One-Month and 22.5-mg Three-Month Products
Eligard® 7.5-mg one-month and 22.5-mg three-month products have been approved for marketing for prostate cancer in over 30 countries, including the U.S., Canada, 26 European countries, Australia, New Zealand, India, Korea and a number of Latin American countries.
     Eligard® 30.0-mg Four-Month Product
Eligard® 30.0-mg four-month product has been approved for marketing for prostate cancer in the U.S., Canada, Australia, New Zealand, India and Korea.
     Eligard® 45.0-mg Six-Month Product
Eligard® 45.0-mg six-month product has been approved for marketing for prostate cancer in the U.S., Canada, Australia, New Zealand, 27 European countries, India and Korea.
Aczone™
In July 2005, we received approval from the FDA for Aczone, our proprietary product for the treatment of acne vulgaris. Aczone incorporates dapsone, an anti-inflammatory and anti-microbial drug, with our proprietary solvent microparticle system or SMP™.
In approving Aczone, the FDA required a restriction to be placed on the label for Aczone requiring that patients be screened to detect if they are predisposed to one type of anemia (hemolytic anemia) because of a specific enzyme deficiency, G6PD (Glucose 6-phosphate dehydrogenase) deficiency. Patients who have this enzyme deficiency will need to be monitored by their physician with regular blood counts if they are prescribed Aczone. In the Aczone clinical trial program, 1.4% of about 3500 patients had this disorder which is consistent with the incidence in the general North American population. Certain populations, mainly males of African American descent, have a higher reported incidence of approximately 10-14%. As requested by the FDA, we undertook a post-approval Phase IV study in more than 50 acne patients who have G6PD deficiency. These patients were followed for approximately six months after enrollment (including three months treatment with Aczone). The positive findings of this clinical trial were released in November 2006. A label revision supplement was submitted to the FDA during the second quarter of 2007 in order to request that the FDA remove the label requirement for blood testing for all patients treated with Aczone. This label revision supplement was accepted by the FDA in July 2007 for filing and review. A decision by the FDA on the label revision is expected by March 23, 2008, the Prescription Drug User Fee Act (PDUFA) date, but may be later if the FDA does not meet or extends the PDUFA date.

Aczone was approved by Health Canada in June 2006 with a similar label restriction as that required by the FDA. A similar label revision supplement as that filed with the FDA to remove the requirement for blood testing for all patients treated with Aczone was filed with Health Canada in July 2007.
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
     Eligard® 30.0-mg four-month product
Our commercial licensees have filed marketing authorizations for Eligard 30.0-mg four-month product in one country outside of North America.
     Eligard® 45.0-mg six-month product
Our commercial licensees have filed marketing authorizations for Eligard 45.0-mg six-month product in one country outside of North America.
Our Products in Development
     Expansion of Visudyne® Therapy
We are continuing efforts to improve the effectiveness of Visudyne therapy by exploring combination therapies and the effect of lower light doses (for example through reduced rate of fluence) administered during the PDT process.
In view of the importance of understanding the clinical significance of the use of Visudyne in combination with other therapies for the treatment of wet AMD, Novartis and QLT have each initiated studies comparing the safety and efficacy of Visudyne in combination with an anti-VEGF drug either as bi-therapy (Visudyne, plus an anti-VEGF) or triple therapy (Visudyne, plus an anti-VEGF and a steroid). These studies include the North American studies RADICAL and DENALI, and the European study MONTBLANC. RADICAL is sponsored by QLT, while the DENALI and MONTBLANC studies are sponsored by Novartis. The enrolment completion for these three studies is projected during the first half of 2008.
In addition, we are supporting certain investigator-sponsored studies which are evaluating different combinations of Visudyne with anti-VEGF drugs. Certain of these studies are also investigating the potential benefit of reduced fluence, or low light levels, on the efficacy and safety of Visudyne. Furthermore, we are maintaining two patient registries to consolidate and study retrospective data obtained by retina specialists who have already used Visudyne as part of bi- or triple therapy.
     Punctal Plug Drug Delivery System
Our recently acquired proprietary punctal plug technology is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. The first indication we are pursuing for this drug delivery system is for the treatment of glaucoma. We plan to initiate a Phase I/II clinical trial using this technology for the treatment of glaucoma in the first half of 2008. Glaucoma is a disease of the optic nerve involving loss of retinal ganglion cells in a characteristic pattern of a reduced or diminished visual field. Glaucoma is the second leading cause of blindness worldwide. Approximately 99% of glaucoma patients are treated with topical medications, 4—6% receive surgery and on average each diagnosed patient has multiple visits to eye physicians each year. Due to the progressive nature of the disease, compliance with topical eye drop medications in glaucoma patients is crucial for effective management of the disease. Compliance with existing glaucoma medications is generally accepted to be low, with approximately half of treated patients in the U.S. not refilling their prescription after the first six months of therapy.
If successful, the punctal plug product, when inserted into the punctum in the eye and retained for the desired treatment duration, will allow for a steady stream of medication to be released into the tear film. Sustained delivery of therapeutics via the punctal plug system could result in stable, sustained topical drug concentrations. Successful development and subsequent regulatory approval of this application of the punctal plug delivery system could potentially replace, in whole or in part, the existing eye drop therapies used for the treatment of glaucoma. Our goal is to develop a punctal plug delivery product that may provide a more effective, convenient and reliable treatment alternative for glaucoma patients that could ultimately improve patient compliance with their medication and the long-term outcomes for their disease.
     Lemuteporfin
Lemuteporfin is a proprietary photosensitizer (a light-activated drug) to which we own or exclusively license all rights. We are currently developing both a topical and an injectable formulation of lemuteporfin for the treatment of acne wherein Lemuteporfin is applied directly (topically) or through systemic administration (injectable) to the affected area and light is then shone on the area to activate the drug. Acne is the most common skin disease among humans, caused by a disorder of the sebaceous (oil) glands and the hair follicle, which is continuous with these glands. Dead skin cells, lipids (free fatty acids) and sebum, which is produced by the sebaceous glands, cause an enlargement and closure of skin pores. Phase I (topical) and Phase I/II (injectable) studies are ongoing in Canada with results expected in 2008.
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
     Punctal Plug Drug Delivery System
Our proprietary punctal plug drug delivery technology is a minimally invasive system which we are developing with the goal of delivering a variety of drugs to the eye through controlled sustained release to the tear film. This drug delivery platform has the potential to address a broad range of ocular diseases that are currently being treated with eye drops such as glaucoma, allergy, dry eye, surgical care and myopia. Our goal is to develop a delivery system comprising a proprietary punctal plug designed to be retained for the desired treatment duration and a proprietary drug delivery core which can be tailored to deliver a wide range of therapeutic agents over different time periods.
Current therapies using eye drops typically require fairly high drug doses due to the limits in drug penetration and the inefficient method of drug delivery. The periodic dosing of an eye drop results in a pulsatory dosing strategy with a diminishing drug concentration available in the eye in the time between drops. Sustained delivery of therapeutics via the punctal plug system could result in stable, sustained topical drug concentrations which, if achieved, we believe could be a desirable alternative for daily treatment with eye drops.
Significant Collaborative Arrangements
Novartis — PDT Product Development, Manufacturing and Distribution Agreement for Visudyne® worldwide
Since 1995, we have had an agreement with Novartis for the worldwide development and commercialization of PDT products for eye diseases, including Visudyne. Under the terms of our agreement with Novartis, we are responsible for manufacturing and product supply of Visudyne and Novartis is responsible for marketing and distribution of Visudyne. We and Novartis share equally the profits realized on revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties), all calculated according to a formula set out in our agreement.
Our agreement with Novartis is in effect for a term expiring June 30, 2014, renewable by the parties for two further five year terms. Either we or Novartis may terminate the agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency of the other or on 60 days notice to the other. The agreement provides that, if Novartis were to terminate the agreement on 60 days notice to us, it would be required to pay us a reasonable royalty on sales of Visudyne thereafter. Under the terms of the agreement with Novartis we provide certain indemnities with respect to the manufacture, transport, storage and sale of Visudyne to Novartis and with respect to certain intellectual property matters set out in the agreement.
Sanofi-Synthelabo, Inc. — Marketing of Eligard® in the U.S. and Canada
Since late 2000, QLT USA has had an agreement with Sanofi-Synthelabo under which Sanofi-Synthelabo is the exclusive marketer of our Eligard 7.5-mg one-month, 22.5-mg three-month, 30-mg four-month and 45-mg six-month prostate cancer products in the U.S. and Canada.
The agreement provides that we manufacture the Eligard products and receive an agreed upon transfer price from Sanofi-Synthelabo as well as royalties on product sales. The agreement with Sanofi-Synthelabo is in effect until its expiry, on a country-by-country basis, upon the expiration of the last applicable Atrigel patent right or QLT USA patents relating to the Eligard products in that country. Either QLT USA or Sanofi-Synthelabo may terminate the agreement on mutual agreement, or in the event of an unremedied breach by the other party, or upon the dissolution or insolvency or the cessation of operations of the other. Sanofi-Synthelabo is entitled to terminate the marketing agreement with respect to its rights and obligations in any particular country where it determines that the purchase price for the applicable product is not commercially viable in that country and QLT USA and Sanofi-Synthelabo are unable to reach agreement on the product pricing.
Under the terms of the agreement, QLT USA and Sanofi-Synthelabo have agreed to provide certain indemnities for losses arising out of a misrepresentation or breach of a warranty, covenant or agreement under the agreement. Further, QLT USA has provided certain indemnities to Sanofi-Synthelabo, including indemnities covering certain losses relating to product liability and infringement of a third party’s proprietary rights. Sanofi-Synthelabo has agreed to provide certain indemnities to QLT USA, including for losses arising from Sanofi-Synthelabo’ marketing and sale of the Eligard products.
Medigene AG and Astellas — Marketing of Eligard® in Europe
Since 2001, Medigene has been QLT USA’s development and regulatory licensee for Eligard in Europe. In 2004, QLT USA and Medigene selected Yamanouchi (now Astellas) as the exclusive marketer of the Eligard product line in Europe. Under the terms of the agreements with Medigene and Astellas, QLT USA has manufactured Eligard products and receives from Medigene an agreed upon transfer price, development milestone payments, royalties from sales and certain reimbursement for development expenses.
The agreement with Medigene is in effect until its expiry, on a country-by-country basis, upon the expiration of the last applicable Atrigel patent right or QLT USA patents relating to the Eligard products in that country. Either QLT USA or Medigene may terminate the agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency or the cessation of operations of the other. Medigene is entitled to terminate the license agreement with respect to its rights and obligations in any particular country where it determines that the purchase price for the applicable product is not commercially viable in that country.
Under the terms of the agreement, QLT USA and Medigene have agreed to provide certain indemnities for losses arising out of a misrepresentation or breach of a warranty, covenant or agreement under the agreement. Further, QLT USA has provided certain indemnities to Medigene, including for certain losses relating to product liability and infringement of a third party’s proprietary rights. Medigene has agreed to provide certain indemnities to QLT USA, including for losses arising from Medigene’s marketing, sale, distribution or promotion of the products, or its use of certain trademarks used in marketing the products.
Other Eligard® marketing collaborations
QLT USA has licensed a number of other companies to market Eligard products in certain countries throughout the world. Our Eligard marketing collaborations are set out in the following table:

ELIGARD® MARKETING COLLABORATIONS

Company	Territory
Han All Pharmaceutical Co.	Korea

Key Oncologics	South Africa

Luxembourg Pharmaceuticals, Ltd.	Israel

Hospira Australia Pty Ltd.	Australia, New Zealand

MediGene AG through its sublicensee, Astellas	Albania, Andorra, Armenia, Austria, Azerbaijan, Belarus, Belgium, Bosnia and Herzegovina, Bulgaria, Croatia, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Georgia, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, Monaco, Netherlands, Norway, Poland, Portugal, Republic of Moldova, Romania, Russian Federation, San Marino, Slovakia, Slovenia, Spain, Sweden, Switzerland, The former Yugoslav Republic of Macedonia, Turkey, Ukraine, and United Kingdom, the Vatican City and Yugoslavia.

Ranbaxy Laboratories Ltd.	India

Sanofi-Synthelabo, Inc.	U.S., Canada

Tecnofarma International Ltd.	Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, French Guiana, Guatemala, Guyana, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Suriname, Uruguay, and Venezuela.
Pfizer Inc. — Out-license of products utilizing our drug delivery technology
In 2000, QLT USA entered into a non-exclusive comprehensive research and worldwide licensing agreement with Pfizer Inc., or “Pfizer,” to provide Pfizer with rights to our proprietary drug delivery systems in the development of new Pfizer products. The research agreement expired in late 2005. The licence agreement remains in effect with respect to Atrigel-CP-533,536 which Pfizer has in Phase II clinical trials for bone regeneration. Under the license agreement, we have co-manufacturing rights and will receive royalties on the sales of products that are successfully developed and commercialized under this agreement as well as certain milestone payments.
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
Product Manufacturing
Visudyne is currently manufactured in stages by several contract facilities located in the U.S., Canada, Europe and Japan. We have supply agreements with Nippon Fine Chemicals of Japan, JHP Pharmaceuticals, LLC (previously Parkedale Pharmaceuticals Co., Ltd.), Hollister-Stier Laboratories LLC and Orgapharm S.A.S., a subsidiary of Orgasynth, for manufacturing activities in the commercial production of Visudyne. The key starting materials for the Visudyne manufacturing process are secured by long-term supply agreements or through inventory safety stocking.
Eligard finished products and Aczone dermatological products are manufactured under long-term supply agreements with Tolmar, Inc., or “Tolmar”, at a manufacturing facility in Fort Collins, Colorado. We also maintain Chesapeake Biological Laboratories in Baltimore, Maryland, as an alternate to manufacture the filling and lyophilization of the Eligard drug syringe.

Financial Information about Segments and Geographic Areas
The geographic information required herein is contained in Note 22 — Segmented Information in the Notes to the Consolidated Financial Statements of this Report and is incorporated by reference herein.
Supply of Medical Lasers Required for Visudyne Therapy
Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We do not manufacture the lasers required to deliver this light. Diode laser systems required for Visudyne therapy are manufactured and sold by medical device companies, including Carl Zeiss-Meditec AG, Lumenis Ltd., and Quantel, Inc. All three companies have portable diode lasers that have been commercially approved for use with Visudyne in the U.S., Europe and elsewhere except that only the Carl Zeiss-Meditic diode laser is commercially available in Japan. Approximately 3,000 of these diode lasers have been placed with medical facilities around the world.
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
Visudyne®
Verteporfin, the active ingredient in Visudyne, is protected by granted patents in major markets. These patents are owned by the University of British Columbia, or “UBC,” and exclusively licensed by us. We entered into a license agreement with UBC in 1988 (which was amended and restated in December 2007) that granted us a worldwide exclusive royalty-bearing license to know-how and patents relating to porphyrin derivates, including verteporfin, the active ingredient in Visudyne, with the right to sublicense. The license terminates upon the expiration of all of the licensed patents. UBC has the right to terminate the license upon, among other things, our bankruptcy, winding up, liquidation or otherwise ceasing to carry on our business (other than a disposition of all or substantially all of our assets to another party); our material breach of the requirement to obtain and maintain insurance pursuant to the terms of the license; or our material default under or our failure to comply with a material term of the licence which is not remedied within 30 days.
In the United States, verteporfin is covered by Patent Nos. 4,920,143 and 5,095,030. We were granted a term extension of Patent No. 5,095,030 from April 24, 2007 to September 9, 2011. The 4,920,143 Patent expired on April 24, 2007. In Europe, verteporfin is covered by European Patent 0352076, for which we applied for and received an extension of patent term until July 18, 2014. In Japan, verteporfin is covered by JP 2834294 and JP 2137244, for which we applied for and received extensions of patent term until January 20, 2013 and July 19, 2014, respectively.
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
We own or license patents covering certain approved uses of Visudyne. U.S. Patent Nos. 4,883,790 and 5,283,225, both of which expired on January 20, 2007, cover methods of treating target tissues and destroying unwanted cells using Visudyne and are owned by UBC and exclusively licensed to us. U.S. Patent No. 5,756,541, expiring on March 11, 2016, with foreign equivalents expiring in 2017, is co-owned by Novartis and us and covers methods of using Visudyne to improve visual acuity in subjects having unwanted ocular neovasculature. U.S. Patent No. 5,798,349, which expires on August 25, 2015, is co-owned by us, Massachusetts General Hospital and Massachusetts Eye and Ear Infirmary and covers methods of treating AMD using Visudyne. U.S. Patent No. 5,770,619, which expires on November 20, 2012, with foreign equivalents expiring in 2013, is owned by UBC and exclusively licensed to us and covers methods of using Visudyne to treat neovasculature involving a reduced interval between drug and light administration. In addition to these patents covering on-label uses of Visudyne, we own or license several other patent applications relating to alternative methods of using Visudyne in the treatment of ocular diseases, including AMD. (See Item 3. Legal Proceedings.)
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
Eligard®
In addition to patents described above which cover the Atrigel technology used in Eligard, the Eligard one-, three-, four- and six-month products are protected by granted patents in major markets. Our U.S. Patents Nos. 6,565,874 and 6,773,714 both expiring on October 28, 2018, cover the Eligard drug products, and methods of making and using them. Foreign equivalents of these patents are pending or granted in Europe, Japan, Canada and other countries.
Aczone™
We own a number of patents that protect Aczone in major markets. We also own a number of patents that protect the approved use of Aczone. In the U.S., Aczone is covered by Patent Nos. 5,863,560 and 6,620,435 that both have the expiration date of September 11, 2016. In the U.S., the approved use of Aczone for the treatment of acne vulgaris is covered by U.S. Patent No. 6,060,085 which has an expiration date of September 11, 2016. In Europe, Aczone, and its use in the treatment of acne, is covered by European Patent No. 957900. This patent has been granted and was subsequently validated in 17 European jurisdictions including France, Germany, Italy, Spain, and the United Kingdom. All of the resultant national patents have an expiration date of September 10, 2017. Equivalent applications or patents exist in Australia, Canada, and Japan. We also own patent applications covering Aczone and additional uses thereof. If granted, these patent rights will expire from 2022 to 2027.
Lemuteporfin
Lemuteporfin is a proprietary photosensitizer to which we own or exclusively licensed all rights. Lemuteporfin is protected by granted patents in major markets. All of these patents are jointly owned by UBC and us. UBC has exclusively licensed these patents to us. In the U.S., lemuteporfin is covered by Patent No. 5,929,105 which has an expiration date of May 7, 2017. If lemuteporfin is approved by the FDA for marketing in the U.S., we plan to apply for a term extension for U.S. Patent No. 5,929,105 pursuant to U.S. legislation that allows the extension of the term of one patent relating to a product that is subject to FDA review. In Europe, we own European Patent No. 983273 covering lemuteporfin. This patent has been granted and was subsequently validated in 18 European jurisdictions including France, Germany, Italy, Spain, and the United Kingdom. All of the resultant national patents have an expiration date of May 6, 2018. Where national law allows, we plan to apply for Supplementary Protection Certificates for the patents resulting from European Patent 983273 pursuant to the relevant EU Regulation. In Japan we own Japanese Patent 3378889 covering lemuteporfin, which has an expiration date of May 6, 2018. We intend to apply for a term extension for this patent. We own additional patent applications covering alternative formulations and methods of use of lemuteporfin.
Punctal Plug Drug Delivery System
In connection with our acquisition of ForSight Newco II, Inc. (now QLT Plug Delivery, Inc.) in October 2007, we acquired a number of patent applications covering different aspects of the punctal plug technology, including punctal plug designs and devices, methods of making punctal plugs and uses thereof for delivering therapeutic drugs to the eye for treating eye diseases, including glaucoma. Patents, if issued from these patent applications, would expire between 2024 and 2028, not including any possible patent term extensions that may be available. To further expand and strengthen our intellectual property portfolio, our goal is to file additional patent applications on punctal plugs, manufacturing or uses thereof.
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
There are two pending lawsuits relating to our patent rights. We discuss those lawsuits in more detail in the section of this Report headed “Item 3. Legal Proceedings.”
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

Visudyne®
In June 2006, Genentech, Inc., or “Genentech”, commercially launched Lucentis™, an anti-VEGF product, in the U.S. for the treatment of neovascular wet AMD. In early 2007, Novartis, Genentech’s marketing partner for Lucentis outside of the U.S., began marketing Lucentis in the EU for the treatment of wet AMD. Although not approved for this use, Avastin® (bevacizumab) from Genentech is also being used extensively by physicians off-label for the treatment of wet AMD, either alone (as monotherapy) or in combination with Visudyne or other therapies. Lucentis and Avastin had a material negative impact on Visudyne sales in the U.S. in 2007 and are expected to continue to be competitive with Visudyne as those products become available in other countries or are used off-label.
In addition to the above, Regeneron Pharmaceuticals, Inc. has a product in Phase III (VEGF Trap), Allergan/Merck has a product in Phase II (SIRNA-027) and a number of other companies are developing or may develop competitive therapies targeted for wet AMD employing different technologies.
Eligard®
There are a number of approved products on the market which compete with our Eligard products. These include AstraZeneca’s Zoladex® product, Bayer Pharmaceuticals Corporation’s Viadur® product, Watson Pharmaceuticals, Inc.’s Trelstar LA® product, Valera Pharmaceuticals, Inc.’s Vantas® product, Emerging Pharma’s Diphereline® product, Ipsen Ltd.’s Decapeptyl® product, Sandoz Pharmaceuticals’ Leupro-Sandoz product, and Lupron Depot® product owned by TAP Pharmaceuticals, Inc. in the U.S. and elsewhere by Takeda Chemicals or its affiliates or licensees. The patents for the Lupron Depot product have or will be expiring and, as a result, it is expected that additional bioequivalent versions of Lupron Depot will enter the market and compete with Eligard and other marketed prostate cancer products.
Aczone™
Our Aczone topical gel product, if commercialized, will directly compete against several other prescription topical products for the treatment of acne. These include erythromycin/benzoyl peroxide, clindamycin/benzoyl peroxide, tretinoin, and adapalene products. Aczone will also compete indirectly with systemic prescription products and topical over-the-counter therapies.
Government Regulation
The research and development, preclinical studies and clinical trials, and ultimately, the manufacturing, marketing and labelling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. The U.S. Food, Drug and Cosmetic Act and its regulations govern, among other things, the testing, manufacturing, safety, efficacy, labelling, storage, record keeping, approval, clearance, advertising and promotion of our products. Preclinical studies, clinical trials and the regulatory approval process typically take years and require the expenditure of substantial resources. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.
FDA Regulation — Approval of New Drug Products
Visudyne, Eligard and Aczone are regulated in the U.S. as new drugs. The steps ordinarily required before a new drug may be marketed in the U.S. include:
•	preclinical testing;

•	the submission of an investigational new drug application, or IND, to the FDA, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

•	validate and approve the manufacturing facilities and process;

•	the submission of a new drug application, or NDA, or abbreviated new drug application, or ANDA, to the FDA; and

•	FDA approval of the application, including approval of all labelling.

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
After successful completion of the required clinical testing, generally an NDA is submitted. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (PDUFA III), the FDA should review the NDA within 10 months (standard application) or within 6 months (priority review application). The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final FDA approval of the NDA. When, and if, those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the NDA or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter that often requires additional testing or information. Even if regulatory approval is obtained, a marketed product and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of serious side effects (such as those that are life-threatening) after a drug is on the market or the occurrence of major manufacturing problems could cause subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labelling.
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
FDA Regulations — Approval of Medical Devices
Our drug Visudyne requires a laser for light activation of the drug substance after injection. These lasers are classified as Class III devices and premarket approval, or “PMA,” applications must be filed for review with FDA. The submitted documents must demonstrate that the laser is safe and effective for the proposed use.
After FDA review and panel recommendation, the FDA may then issue an approval order, an approvable letter, a not approvable letter or an order denying approval. Once an approval letter is received, the holder of the approved PMA has to submit PMA supplements before making any changes that affect the safety or effectiveness of the device.

FDA Regulation — Post-approval requirements
Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each U.S. drug and device-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practices, or “cGMP”, if the facility manufactures drugs, and quality system regulations, or “QSRs”, if the facility manufactures devices. In complying with cGMP and QSRs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.
The FDA also regulates labelling and promotional activities. Further, we must report adverse events involving our drugs and devices to the FDA under regulations issued by the FDA.
EU Regulation — Approval of medicinal product
Our Visudyne and Eligard products are regulated in the EU as medicinal products. Before 1995, the existing EU legislation for approval of medicinal products faced major problems of acceptance not only with the pharmaceutical industry but with the national regulatory agencies of the member states as well. In 1995, legislation was adopted which established a new and amended system for the registration of medicinal products in the EU. One of the most significant features of this system was the establishment of a European Agency for the Evaluation of Medicinal Products, or EMEA. Under this system, marketing authorization could be submitted using the centralized procedure or the mutual recognition procedure. Recently, new legislation was adopted which offers an additional third option for approval, known as the decentralized procedure. Visudyne was filed with the EMEA and received approval from the European Commission under the centralized procedure. Eligard 7.5mg one month and 22.5 mg three months were filed under the mutual recognition procedure with Germany as the reference member state and are approved in most EU countries. Eligard 45.0 mg six months was also approved by German Regulatory Authorities (Germany acting as the reference member state) with the mutual recognition procedure to be implemented for the other EU countries in 2007. Commercial licensees of QLT are the Marketing Authorisation Holders, or “MAHs,” and they are responsible for all post-approval regulatory activities and maintenance of the regulatory filings such as variations.
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
Further, liability claims relating to the use of our products or a product recall could negatively affect our ability to obtain or maintain regulatory approval for our products. We have agreed to indemnify certain of our licensees against certain potential liabilities relating to the manufacture and sale of our products. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.)
Research and Development
During the years ended December 31, 2007, 2006, and 2005, our total research and development expenses were $46.4 million, $56.4 million and $63.3 million respectively. See Item 1. Business - Our Products in Development and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Human Resources
As of February 27, 2008, we had approximately 199 employees, 129 of whom were engaged in research, development, clinical and regulatory affairs, medical devices, manufacturing, quality control and assurance, process development and medical affairs, and 70 of whom were engaged in administration, corporate communications, business development, finance, information technology, human resource, legal and marketing. None of our employees belongs to a labor union and we consider our relationship with our employees to be good.

OUR EXECUTIVE OFFICERS
The following table sets forth information about our executive officers as of February 27, 2008. The executive officers listed below serve in their respective capabilities at the discretion of our board of directors.

Name	Age	Position
Robert L. Butchofsky	46	President and Chief Executive Officer

Cameron R. Nelson	42	Vice President, Finance and Chief Financial Officer

Alain H. Curaudeau(1)	51	Senior Vice President, Portfolio and Project Management, and Acting Senior Vice President, Research and Development

Linda M. Lupini	48	Senior Vice President, Human Resources and Organizational Development

Alexander R. Lussow	45	Vice President, Business Development

(1)	As part of the restructuring initiatives announced on January 18, 2008, Mr. Curaudeau will be leaving QLT effective February 29, 2008.
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
Cameron R. Nelson joined QLT in May 2000 and was promoted to Vice President, Finance and Chief Financial Officer of QLT in August 2005. Prior to his appointment as Chief Financial Officer, Mr. Nelson held the position of Vice President, Finance and before that held positions of increasing responsibility within the Finance group of QLT including Associate Director, Financial Analysis and Planning, Director, Financial Analysis and Planning and later Senior Director, Financial Reporting and Planning. Prior to joining QLT, Mr. Nelson held finance and accounting positions with Mattel Inc. and Equity Marketing Inc. in Los Angeles. Mr. Nelson earned his Bachelor of Commerce from the University of British Columbia and his Master of Business Administration from Dartmouth College.
Alain H. Curaudeau joined QLT in 2000 as Vice President, Project Planning and Management and was promoted to Senior Vice President, Project Planning and Management in July 2001. Furthermore, he has been Acting Senior Vice President, Research and Development since January 2006. He came to QLT with extensive global experience in pharmaceutical R&D after serving more than 15 years with Rhone-Poulenc Rorer (RPR), a major international pharmaceutical company. Mr. Curaudeau’s tenure with RPR included 14 years of progressively senior positions in project management, in France and in the U.S. Before joining QLT, he was designated head of Project Management for Aventis, a new company formed in 1999 by the merger between Rhone-Poulenc Rorer and Hoechst AG. Mr. Curaudeau holds Bachelors and Masters degrees in Pharmacy from the University of Chatenay-Malabry, Paris, France. He is also a graduate of the Toxicology and Pharmacokinetics Programs from the same university and received academic training in toxicological pathology from the National Veterinary School in Toulouse, France.
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
Alexander R. Lussow joined QLT in 2006 as Vice President, Business Development and is responsible for QLT’s business development activities, including product licensing, acquisitions and strategic partnering opportunities. Beginning in 2008, Dr. Lussow’s responsibilities expanded to include marketing and product operations. From 2004 to 2006, Dr. Lussow established a biotechnology management consulting firm assisting biotechnology companies to raise venture financing and in-license and out-license opportunities. From March 2001 to November 2004, Dr. Lussow was the Chief Business Officer and Vice President of Business Development of Gryphon Therapeutics, Inc. where he was responsible for product licensing, strategic alliances, corporate communications and fund raising. Prior to that, from March 1994 to March 2001, Dr. Lussow was the head of business development at Sangstat Medical Corporation (now wholly owned by Genzyme Corp.). Dr. Lussow received his BSc at McGill University in Montreal and his PhD in immunology at the University of Geneva, Switzerland. From 2002 to 2004, Dr. Lussow was an adjunct professor of pharmacology at the University of North Carolina, USA and has worked for the World Health Organization in West Africa.
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
We may not be able to negotiate the sale of defined assets, including QLT USA or its assets, Eligard, Aczone and Atrigel, on terms acceptable to us or at all, and our Board of Directors may determine during and as a result of the process that we should not continue with the present strategy.
We are in the process of seeking the sale of certain of our core and non-core assets under a strategic restructure. To date, we have not entered into any agreement for the sale of these assets or decided on which transactions or transaction structures would most benefit shareholders. The goal of maximizing shareholder value will drive any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of any assets, on terms acceptable to us or at all or on terms which meet our or our shareholders’ expectations regarding the value of these assets or that we will pursue any particular transaction structure. In addition, we may incur tax obligations related to the divestitures and there is no assurance that any gains from the sale of Eligard, Aczone and Atrigel can be shielded by the existing pool of net operating losses in QLT USA. Further, we may determine during and as a result of the process that, based on the terms that may be offered for the sale of the Company or our assets, or upon conditions that may be imposed or may not be satisfied, as well as upon our Board of Directors’ ongoing assessment of various strategic alternatives available to the Company, we should implement different strategic restructuring initiatives including a sale of the Company.
Even if we are able to negotiate and enter into definitive agreements for the sale of defined assets, including QLT USA or its assets, Eligard, Aczone and Atrigel, we may not be able to consummate the transactions contemplated by the definitive agreements.
Even if we are able to negotiate and enter into definitive agreements for the sale of our assets on terms acceptable to us, the consummation of the transactions contemplated by the definitive agreements would likely be subject to the satisfaction of various conditions and contingencies, which may not be met and could result in our not being able to consummate the transactions contemplated by the definitive agreements. These conditions and contingencies customarily include the receipt of consents from third parties, especially in asset sales transactions in which third parties may have the right to not consent to the transfer of contractual rights.
The process of pursuing multiple strategic transactions and initiatives simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations.
The process of pursuing a strategic transaction is generally a time-consuming process for the seller and demands the time and efforts of management and employees during the due diligence process with potential buyers, including management presentations and meetings with potential buyers, and the evaluation of bids from potential buyers. The demands of this process tend to be compounded in an auction process in which a seller is interacting with multiple bidders simultaneously. The process we have undertaken may entail our pursuing multiple strategic transactions simultaneously, including the sale of our building facilities and adjacent land and the sale of QLT USA or its assets in one or more sales transactions or the sale of the entire Company, in auction processes. The diversion of our management’s and employees’ attention to these processes may disrupt our operations, including by adversely impacting the progress of our development efforts, our product sales and our relationships with partners or suppliers.
We have increased our expenditures for professional services in connection with our evaluation of strategic alternatives. We also have engaged the investment banking firm, Goldman, Sachs & Co., to advise us in our evaluation of strategic alternatives and as we review and evaluate specific transaction proposals, which will receive additional fees upon the completion of certain transactions we may execute.
We are undertaking significant strategic and organizational changes. Failure to manage disruption to our business or the loss of key personnel could have a material adverse effect on our business.
In the last three years we have made significant changes to both management and organizational structure. In January 2008, in connection with an evaluation of strategic alternatives that our Board of Directors is conducting, we announced a significant strategic change to divest certain core and non-core assets and to focus the Company on our Visudyne franchise and our clinical development programs related to our punctal plug delivery technology and our photodynamic therapy dermatology technology. In connection with the strategic restructure we eliminated approximately 115 employment positions. Further reductions in force are expected in 2008 as the Company’s assets are divested under the restructuring.
As a result of these changes and the uncertainty regarding the timing and effect of any of the strategic transactions we are pursuing, employee morale may be lower and we may lose or be unable to attract and retain key employees. The loss of key employees or our inability to attract employees could adversely impact our ongoing operations, including failure to achieve targets and advance our clinical development projects or impact our ability to effectively implement strategic transactions.
We face intense competition, which may limit our commercial opportunities and our ability to generate revenues.
We face intense competition against our current products as well as our technology under clinical development. The biopharmaceutical industry is highly competitive and is characterized by rapidly evolving technology. Competition in our industry occurs on many fronts, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at less cost, developing new products to provide benefits superior to those of existing products, and acquiring or licensing complementary or novel technologies from other pharmaceutical companies or individuals.
We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Some of our competitors are also our collaborators. For example, Novartis, which has the marketing rights to our Visudyne product, also has rights to market Lucentis outside of the United States, a product that is competitive with Visudyne. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete. In connection with our technology under clinical development, including our punctual plug drug delivery technology, our competitors may develop or obtain patent protection for products earlier than us, design around patented technology developed by us, obtain regulatory approval for such products before us, or develop more effective or less expensive products than us.
Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.
If we do not sustain profitability, shareholders may lose their investment.
We have incurred operating losses for the years ended December 31, 2005, 2006 and 2007. Our 2005 fiscal year was impacted by a $410.5 million non-cash charge for impairment of goodwill and other intangible assets that resulted from the Atrix acquisition, and our 2006 fiscal year was impacted by a litigation settlement charge of $112.5 million related to ongoing patent litigation. Our 2007 fiscal year was impacted by a litigation charge of $110.2 million related to the judgment in the litigation brought against us by Massachusetts Eye and Ear Infirmary (“MEEI”). Our accumulated deficit at December 31, 2007 was approximately $714.5 million. We may incur additional losses in the future. If we are unable to achieve profitability in the future, our stock price may decline.

If there is an adverse outcome in our pending litigation or other legal actions, our business may be harmed.
We and certain of our subsidiaries are involved in litigation, and in the future we may become involved in various other legal actions in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against us or our subsidiaries, which, if not ultimately resolved in our favor, could have a material adverse impact on our financial condition and the market price of our shares. For example, in July 2007 the United States District Court (the “Court”) for the District of Massachusetts entered judgment against us in the litigation brought by MEEI. The Court found us liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI damages equal to 3.01% on past, present and future net sales worldwide of Visudyne. The Court also awarded interest at the Massachusetts statutory rate of 12% on the royalties as they would have become payable from April 24, 2000, and legal fees in the amount of $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI. The judgement led to a charge being recorded in the second quarter of 2007 of $110 million.. While we are appealing the judgement, the outcome of our appeal is uncertain and may be unfavorable. (See Item 3. Legal Proceedings and Item. 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations)
As has occurred in the MEEI litigation, litigation may result in excessive verdicts, which may include a judgment with significant monetary award, including the possibility of punitive damages, a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable and, as occurred in 2006 in the U.S. litigation with TAP Pharmaceuticals, the risk that an injunction could be issued preventing the manufacture, marketing and sale of our products that are the subject of the litigation. Furthermore, we will have to incur substantial expense in defending these lawsuits and the time demands of these lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations. (See Item 3. Legal Proceedings)
In addition, the testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne, Eligard, our other product candidates and related medical devices exposes us to liability claims allegedly resulting from the use of these products or devices. These risks exist even with respect to those products or devices that are approved for commercial sale by the FDA or applicable foreign regulatory authorities and manufactured in facilities licensed and regulated by those regulatory authorities.
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
We derive a significant portion of our revenue from sales of Visudyne and Eligard. If our planned sale of QLT USA and/or the Eligard product line is completed, Visudyne will be our primary source of revenue. Accordingly, any decrease in sales of Visudyne would harm our business.
Our revenues to date have consisted largely of revenue from product sales of Visudyne and Eligard. If our planned sale of QLT USA and/or its Eligard product line is completed, Visudyne sales will constitute our primary source of revenue for the foreseeable future. Accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to be below expectations. Our products could be rendered obsolete or uneconomical by competitive changes, including generic competition. Product sales could also be adversely affected by other factors, including:
•	failure of ongoing clinical trials,

•	product manufacturing or supply interruptions,

•	the development of competitive products by other companies,

•	marketing or pricing actions by our competitors,

•	changes in the reimbursement or substitution policies of third-party payors,

•	changes in or withdrawal of regulatory approval for or the labeling of our products,

•	the outcome of disputes relating to patents,

•	disputes with our licensees, and

•	changes in laws that adversely affect our ability to market our products.

Our commercial success depends in part on the success of third parties to market our products.
Our strategy for the development and commercialization of our products includes entering into various marketing arrangements with third parties, and our growth is dependent on the success of these third parties in performing their responsibilities under such arrangements. Our collaborative marketing arrangements with third parties are intended to provide such third parties with an economic incentive to succeed in performing their contractual responsibilities, but the amount and timing of resources to be devoted to these activities generally are not under our control.
For example, a significant portion of our revenue depends on the efforts of Novartis to market and sell Visudyne. The terms of our agreement with Novartis, however, do not restrict Novartis from commercializing non-PDT products that could be competitive with Visudyne. Novartis entered into a license arrangement with Genentech, Inc. in which Novartis has been granted a license to the rights outside of the United States to Lucentis, a product that has been approved for the treatment of wet AMD, and is a competing product to Visudyne. In addition, Novartis is responsible for the marketing of Visudyne but our ability to control the amount of, and allocations to, marketing related expenditures by Novartis for Visudyne is limited. Third parties such as Novartis may not perform their obligations as expected and significant revenue may not be derived or sustained from such arrangements. To the extent such third parties do not perform adequately under our various agreements with them, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated, and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements. In addition, disputes with a collaborator could delay a program on which we are working with the collaborator and could result in expensive arbitration or litigation, which may not be resolved in our favor.
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
In both the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation may be proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. Effective January 2004, the Medicare Prescription Drug, Improvement and Modernization Act,, changed the methodology used to calculate reimbursement for drugs such as Visudyne and Eligard that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, beginning in January 2006, the legislation directs the Secretary of the Department of Health and Human Services, or “HHS,” to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. These changes may also cause private insurers to reduce the amounts that they will pay for physician-administered drugs. In addition, the Center for Medicare and Medicaid Services, or “CMS”, the agency within HHS that administers Medicare and is responsible for reimbursement of the cost of Visudyne and Eligard, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries or to cover them at a lesser rate, comparable to that for drugs already reimbursed that CMS considers to be therapeutically comparable. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.
Our applications or re-applications for reimbursement for any of our products may not result in approvals and our current reimbursement approvals for Visudyne, Eligard and our other products may be reduced or reversed in whole or in part. If we were to have reimbursement reduced or reversed, the market for the affected product may be materially impaired and could materially harm our business and future revenues from that product. For example, while we believe that the results seen in the Visudyne in occult, or “VIO,” study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S. and elsewhere by the applicable governmental authorities. In April 2007, after reviewing the results in the VIO study, the CHMP recommended to the European Commission that the indication of the use of Visudyne® in the treatment of occult subfoveal CNV, secondary to AMD be deleted in Europe. In June 2007, the EMEA endorsed the recommendation by CHMP to delete the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU. Reimbursement for Visudyne in the occult form of wet AMD has ceased in most European countries.
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
We have applied for and will continue to apply for patents for certain aspects of Visudyne, Eligard, Aczone and our other products and technology, including our punctal plug drug delivery technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. In addition, patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, Visudyne, Eligard and our other products could become subject to competition from the sale of generic versions of our products in addition to the other competitive products discussed above.
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
Currently, Nippon Fine Chemicals, JHP Pharmaceuticals, LLC (previously Parkedale Pharmaceuticals Inc.), Orgapharm S.A.S. and Hollister-Stier Laboratories LLC manufacture Visudyne or components thereof. Evonik Degussa Canada Inc., or “Degussa,” (formerly Degussa Canada, Inc. and formerly Raylo Chemicals Inc.) manufactured a material used in the production of Visudyne. As a result of the acquisition of Degussa by a third party, Degussa gave notice of its intention to terminate that manufacturing agreement, which termination we believe would be effective January 1, 2010 under the terms of the agreement. As we believe we currently have sufficient quantities of that material to meet our anticipated demand for Visudyne, on November 8, 2007 we entered into a termination agreement with Degussa permitting the termination of the manufacturing agreement effective December 15, 2007. We are in the process of identifying an alternative manufacturer for this material. If we are unable to locate and qualify an alternate manufacturer to Degussa, our future supply of Visudyne could be materially affected.
Our agreement with Nippon Fine Chemicals is in effect for a term ending on December 31, 2008. Our agreement with JHP Pharmaceuticals, LLC. is in effect for a term expiring December 31, 2009. The agreement with Orgapharm is effective for a period of 5 years from the date of commercial approval of the Visudyne component by either the EU regulatory authorities, or the U.S. and the Canadian regulatory authorities, whichever is earlier. The agreement with Hollister-Stier is in effect for 5 years from the date of applicable regulatory approval for the component product, after which it will renew for additional 2 year periods unless one party provides the other with 36 months advance notice of its intention not to renew.
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
If we are unable to maintain agreements on favorable terms with any of our contract manufacturers for Visudyne or Eligard, or if we experience any disruption in the supply of materials required for the manufacture of our products, or if we fail to timely locate and obtain regulatory approval for additional or replacement manufacturers as needed, it could impair or prevent our ability to deliver our commercial products on a timely basis, or at all, or cause delays in our clinical trials and applications for regulatory approvals which in turn would materially and adversely harm our business and financial results and may result in claims against us from our licensees of the affected product. In addition, any loss of a manufacturer or any difficulties that could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease which could materially harm our business.
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
We currently depend on third-party suppliers, Carl Zeiss-Meditec, Lumenis and Quantel to provide the laser light delivery devices for Visudyne therapy and to service such devices. Because PDT requires a light source, and in some instances a light delivery system, to be used in conjunction with our photosensitizers, we are dependent on the success of these medical device companies in placing and maintaining light sources with the appropriate medical facilities, in distributing the light delivery systems and servicing such systems as required. Carl Zeiss-Meditic, Lumenis and Quantel supply such lasers to treating physicians directly, and neither QLT nor Novartis has a supply or distribution agreement with either Carl Zeiss-Meditic, Lumenis or Quantel for the supply of such devices. The relationship between our Company or Novartis and such suppliers, under which we or Novartis provides support and assistance to such suppliers, is an informal collaboration only. If one or more of the medical device companies with whom we or Novartis have such collaborations cease to carry on business, or if they no longer supply complementary light sources or light delivery systems or if they or we are unable to achieve the appropriate placements of light sources and ensure an uninterrupted supply and ongoing maintenance of light delivery systems to treating physicians, sales of Visudyne and our revenues from the sale of Visudyne may be materially adversely affected.
The expected lifecycle of the laser light delivery devices for Visudyne therapy is approximately five to ten years. Therefore, in the coming years, we expect that many of these lasers will need significant upgrades or will need to be replaced. Customers may decide not to invest in purchasing a new laser in light of emerging competitive therapies which do not require a medical device and this could negatively impact our future sales of Visudyne, possibly materially.
If our supply of Visudyne or Eligard is interrupted, our ability to maintain our inventory levels could suffer and our future revenues may be reduced.
Any interruption in the supply of finished products could hinder our ability to timely distribute Visudyne and Eligard. If we are unable to obtain adequate product supplies to satisfy our customers’ or licensees’ orders, we may lose those orders and our customers or licensees may cancel other orders and seek monetary compensation or exercise their other remedies permitted under the agreement. In addition, customers or licensees may decide to stock and sell competing products, which in turn could cause a loss of our market share and materially adversely affect our revenues. Numerous factors could cause interruptions in the supply of our finished products, including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, the failure of our manufacturers to comply with FDA and foreign regulatory authorities requirements for the manufacture of our product or our product specifications, our failure to timely locate and obtain regulatory approval for additional or replacement manufacturers as needed, disputes with our contract manufacturers and conditions affecting the cost and availability of raw materials and manufacturing processes.
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
We rely on our contract manufacturers and commercial licensees to store our product inventory and related raw materials and intermediates. Any one of these facilities may store a significant amount of our inventory at one time and or may be the only available source of an item of inventory. Damage or destruction to these storage facilities, such as from fire, flood, earthquake or other natural disaster or otherwise, could result in significant write-down to our inventory and may impair our ability to deliver our commercial products on a timely basis or at all. If the supply of our products is interrupted, our sales and market share could decrease which could materially harm our business.
The growth of our business depends in part on our ability to successfully identify, acquire on favorable terms, and assimilate technologies, products or businesses.
From time to time, we may engage in negotiations to expand our operations and market presence by future product, technology or other acquisitions and business combinations, joint ventures or other strategic alliances with other companies, such as our acquisition of ForSight Newco II, Inc. (now QLT Plug Delivery, Inc.) in October 2007. We may not be successful in identifying, initiating or completing such negotiations. Competition for attractive product acquisition or alliance targets can be intense, and we may not succeed in completing such transactions on terms that are acceptable to us. Even if we are successful in these negotiations, these transactions create risks, including:
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
Our success depends on our ability to successfully develop and obtain regulatory approval to market new pharmaceutical products, including our punctal plug drug delivery technology. Development of a product requires substantial technical, financial and human resources even if such product development is not successfully completed. The research and development process is expensive, prolonged and entails considerable uncertainty. Notwithstanding the outcome of clinical trials for new products, regulatory approval may not be achieved. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between eight and fifteen years or more for a pharmaceutical product. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with research and development and in some cases the complexity of the technology itself, products we are currently developing may not complete the development process or we may not obtain the regulatory approvals required for us to market such products successfully, or at all.
In addition, we might fail to obtain the additional regulatory approvals we are seeking to expand our product line or, in the case of Visudyne, the use of our product in combination with other therapies and the indications for which our products are approved. Those approvals may be delayed, may not be obtained or may be more limited than anticipated. Delays and uncertainties in the clinical development and regulatory approval process could adversely affect our prospects and future revenue growth.
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our business could be materially harmed.
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
Our commercial products and our products under development are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments and by foreign regulatory authorities in jurisdictions in which Visudyne, Eligard and our other products are sold or used in clinical development. The regulatory clearance process is lengthy, expensive and uncertain. We may not be able to obtain, or continue to obtain, necessary regulatory clearances or approvals on a timely basis, or at all, for any of our commercial products or any of our products under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business and our financial condition.
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
In the future, if we are involved directly in the marketing or promotion of our products, our activities relating to the sale and marketing of our products are subject to regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes. Violations of these laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). We are also subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If a court were to find us liable for violating these laws, or if the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business and our financial condition.
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

Our provision for income taxes and effective tax rate may vary significantly and may adversely affect our results of operations and cash resources.
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and or effective income tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, future levels of R&D spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. For example, we have recognized the full tax benefit associated with the MEEI litigation damages award in our Consolidated Financial Statements. To the extent that the taxation authorities do not agree with our tax position, we may not be able to realize all or a portion of the tax benefit recognized. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 3 to the Consolidated Financial Statements of this Report) can have a material impact on our effective income tax rate.
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
Our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund additional operating expenses will also depend on other factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, any amounts we may be required to pay in connection with any ongoing litigation as a result of an adverse court decision or any settlement agreement that we may enter into, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development, sale of assets, land or buildings and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. Additional capital may not be available on terms favorable to us, or at all.
Our indebtedness and debt service obligations will require a significant amount of cash and may adversely affect our financial position and cash resources.
As of December 31, 2007, we had $172.5 million of convertible debt outstanding, bearing interest at the rate of 3% per annum, payable semi-annually, and due in 2023. On each of September 15, 2008, 2013 and 2018, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, that date. On the occurrence of certain events, such as a change in control or termination of trading, holders of the notes may require us to repurchase all or a portion of their notes for cash at a price equal to the principal amount plus accrued unpaid interest to, but excluding, the repurchase date. The notes also become immediately due and payable upon certain events of default by us. If the holders of the convertible debt elect to require repayment of the debt instead of conversion to our common shares, our ability to make payments on and to refinance our indebtedness, including our convertible debt obligation, and to fund planned capital expenditures, R&D, as well as stock repurchases and any expansion efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are and will remain beyond our control. Additionally, our indebtedness may increase our vulnerability to general adverse economic and industry conditions, require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, R&D, expansion efforts and other general corporate purposes, and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
Our operating results may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.
Our operating results may fluctuate from period to period for a number of reasons some of which are beyond our control. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:
•	lower than expected revenues from sales of Visudyne or Eligard,

•	changes in pricing strategies or reimbursement levels for Visudyne or Eligard,

•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months,

•	high levels of marketing expenses for Visudyne or the launch of additional competitors to Visudyne or Eligard,

•	fluctuations in currency exchange rates,

•	unfavorable outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical industries Ltd. and Takeda Pharma Gmbh,

•	unfavorable outcome in the appeal of the judgment of the District Court in the litigation commenced by MEEI against us,

•	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne, Eligard, Aczone and our other products and candidates,

•	increased operating expenses as a result of product, technology or other acquisitions or business combinations, and

•	divestment of Eligard and other revenue producing assets.
Even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections, which in turn may cause the market price of our securities to drop significantly and the value of your investment to decline.
The market price of our common shares is extremely volatile and the value of your investment could decline.
The market prices for securities of biopharmaceutical companies, including QLT, have been and are likely to continue to be extremely volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for biopharmaceutical stocks could have a significant impact on the future trading prices of our common shares. In particular, trading prices of the securities of many biopharmaceutical companies, including us, have experienced extreme price and volume fluctuations which have at times been unrelated to the operating performance of the companies whose securities were affected. Our announcements that we are engaged in an ongoing evaluation of strategic alternatives and the initiatives planned to be implemented in connection with our strategic restructure, and any future announcements that we may make regarding potential initiatives and transactions undertaken pursuant to the restructuring process, may increase the volatility of the market price of our common shares. Some of the other factors that may cause volatility in the price of our securities include:
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
We have a shareholder rights plan that will be in effect until our annual general meeting of shareholders in May 2008. The plan generally requires that anyone who seeks to acquire 20% or more of our outstanding common shares to make a bid complying with specific provisions included in the plan. In certain circumstances, holders of common shares may acquire additional shares of QLT (or those of the acquirer) at a 50% discount from the then-prevailing market price. The provisions of the plan could prevent or delay the acquisition of our company by means of a tender offer, a proxy contest or otherwise, even though a change of control might involve a premium price for our shareholders or might otherwise be in our shareholders’ best interest.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
In Vancouver, British Columbia, Canada, we own and occupy a 160,000 square foot facility on the 2.3 acre site where our head office, certain research facilities and pilot manufacturing facility are located. We also own an additional 2.6 acres of land immediately adjacent to our head office facilities. As a result of reduced space requirements following the restructuring announced in the fourth quarter of 2006, in February 2007 we leased to a third party approximately 33,000 square feet of that building, which lease has an initial four year term from April 1, 2007 to March 31, 2011. The tenant has the right to terminate the lease after 3.5 years and, unless we notify the tenant that we desire the leased premises for our own use, the tenant has the option to renew the lease for up to two additional renewal terms of one year each.
As a part of our strategic restructuring resulting from our Board of Directors’ review of strategic alternatives for the Company, we plan to sell the land and building associated with and surrounding the Company’s corporate head office in Vancouver. Concurrent with any sale of our facility, we may lease back space at our facility or lease space elsewhere.
In connection with our QLT USA operations, we lease 43,000 square feet of office and research laboratory space located in Fort Collins, Colorado, pursuant to a lease that expires at the end of August, 2008. As a result of the sale of our generic dermatology and dental businesses and previous reductions in staff, our space requirement in Fort Collins was reduced and we have sub-let a portion of our leased office and research space in Fort Collins to third parties. We are currently evaluating what facilities, if any, we may require to support our QLT USA operations in the future.
In connection with our acquisition of ForSight Newco II, Inc. (now QLT Plug Delivery, Inc.) we currently rent space at a facility in Menlo Park, California to support certain of our research and development activities associated with the development of our punctal plug drug delivery technology.
Item 3. LEGAL PROCEEDINGS
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigations in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against QLT Inc., QLT USA, and QLT Therapeutics, Inc. which we consider to be potentially material to our business and are described below.
We are also from time to time a defendant in other litigations that are not material in the amounts claimed or that the claim is covered by insurance and that, in our reasonable judgment based on the information available to us at the time, we do not expect the damages, if we are found liable, to exceed the insured limits. QLT cannot determine the ultimate liability with respect to such legal proceedings and claims at this time.

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
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit were null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako have appealed that decision. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision. It is uncertain when a decision of the appeal court in the ‘065 patent will be rendered.
Under agreements QLT USA entered into with MediGene and Astellas, QLT USA has provided certain indemnities to MediGene and Astellas including indemnities covering certain losses relating to infringement of a third party’s proprietary rights on and subject to the terms of those agreements.
The final outcome of the German Eligard patent litigation is not presently determinable or estimable and accordingly, no amounts have been accrued. There can be no assurance that the matter will finally be resolved in favor of QLT USA’s German licensees of Eligard or in our favor. If the German Eligard patent litigation is not resolved favorably, QLT USA’s German licensees could be found liable for damages and those licensees may attempt to assert a claim against QLT USA for indemnification of all or part of such damages. While we cannot estimate the potential damages in the German Eligard patent litigation, or what level of indemnification by QLT USA, if any, will be required in connection with the German Eligard patent litigation under the agreements with its German licensees, MediGene and Astellas, the amount of damages and indemnification could be substantial, which could have a material adverse impact on our financial condition. Alternatively, the German Eligard patent litigation could be resolved favorably or could be settled. An outcome could have a material adverse impact on our financial condition. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations)
(b) Patent Litigation with MEEI
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
As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. We also accrued, since July 2007, an additional $2.8 million based on 3.01% (the amount imposed by the Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded in the Consolidated Statements of Operations as “Accrued Cost of Sales re: MEEI”). Furthermore, we accrued $2.5 million of interest expense related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment. On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment to the United States Court of Appeals for the First Circuit. In order to stay the execution and enforcement of the judgment pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to deposit cash, as security, to the bonding company in the full amount of the appeal bond and was included in restricted cash on our Consolidated Balance Sheets as at December 31, 2007. Accrued interest of $2.4 million on the cash deposit of $118.8 million has also been included in restricted cash.
We may provide additional cash security in the amount of the royalties accrued and accruing under the judgement. These amounts will be included as restricted cash on our Consolidated Balance Sheets if and when we deposit the additional security.
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
(c) Litigation with Biolitec, Inc.
On September 26, 2006, we notified Biolitec, Inc., or “Biolitec,” that Biolitec was in default under a Distribution Supply and Service Agreement, or the “Agreement”, entered into on December 21, 2005, between QLT Therapeutics, Inc. and Biolitec, relating to the development and sale of ocular medical lasers used to activate Visudyne, and that we were therefore terminating the Agreement unless Biolitec remedied its failure to perform. On December 1, 2006, we provided Biolitec notice of termination of the Agreement. On April 6, 2007, Biolitec filed a Complaint and Demand for Jury Trial in the Hampen County Superior Court of the Commonwealth of Massachusetts for breach of contract, promissory estoppel, misrepresentation and unfair trade practices. Biolitec also filed a demand for Arbitration with the American Arbitration Association, requesting that our termination of the Agreement be deemed and ruled invalid. After removing the court action to the United States District Court for the District of Massachusetts (the “Court”), we filed a motion to dismiss the court action or to stay the proceedings pending arbitration. On April 30, 2007, we also filed counterclaims against Biolitec in the arbitration action. We asserted counterclaims for breach of contract and rescission of the Agreement, and requested $739,000 in damages, plus interest, costs and attorney fees. On May 23, 2007, the Court entered an order granting our motion to stay the proceedings pending arbitration, but denied our motion to dismiss the action.

On May 18, 2007, Biolitec filed an amended demand for arbitration with the American Arbitration Association asserting claims for breach of contract, promissory estoppel and misrepresentation relating to the Agreement. In the amended demand for arbitration, Biolitec seeks damages in the amount of $3,276,000 and a determination that our termination of the contract is invalid. Biolitec also seeks an award of attorneys’ fees and reasonable costs in prosecuting the arbitration. The final outcome of the litigation and arbitration with Biolitec is not presently determinable or estimable and accordingly, no amounts have been accrued. The arbitration with Biolitec is currently scheduled for March, 2008. The parties will report back to the Court with a status report by April 30, 2008.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2007.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
      PURCHASES OF EQUITY SECURITIES
Common Share Information
Our common stock is traded in Canada on the Toronto Stock Exchange under the symbol “QLT” and in the U.S. on The NASDAQ Stock Market under the symbol “QLTI”. The following table sets out, for the periods indicated, the high and low closing sales prices of the common shares, as reported by the Toronto Stock Exchange and The NASDAQ Stock Market.

	The Toronto Stock Exchange		The NASDAQ Stock Market
	High	Low	High	Low
	(CAD$)	(CAD$)	(U.S.$)	(U.S.$)
2007

Fourth Quarter	$5.77	$3.46	$5.73	$3.51
Third Quarter	7.89	5.58	7.49	5.41
Second Quarter	9.15	7.35	8.05	6.64
First Quarter	11.50	8.98	9.92	7.78

2006

Fourth Quarter	$10.35	$8.62	$8.98	$7.69
Third Quarter	8.86	7.10	7.92	6.28
Second Quarter	9.37	7.53	8.31	6.77
First Quarter	8.99	6.84	7.82	5.95
The last reported sale price of the common shares on The Toronto Stock Exchange and on The NASDAQ Stock Market on February 25, 2008 was CAD $3.39 and U.S. $3.42, respectively.
As of February 18, 2008, there were 930 registered holders of our common shares, 782 of whom were residents of the U.S. Of the total 74,620,328 common shares outstanding, the portion held by registered holders resident in the U.S. was 40,208,254 or 53.88%.

Share Price Performance Graph
The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 30,	Dec. 29,	Dec. 31,
	2002	2003	2004	2005	2006	2007
QLT Total Return	100.00	182.84	143.51	55.75	73.66	32.69
S&P/TSX Composite Index	100.00	124.29	139.79	170.42	195.15	209.13
NASDAQ Biotechnology Index	100.00	119.78	117.85	117.26	118.70	105.60

The graph above assumes CAD$100 invested on December 31, 2002 in common shares of QLT and in each index converted, where applicable, to Canadian dollars at the Bank of Canada close rate in effect on each date. The share price shown above for the common shares is historical and not indicative of future price performance.
The forgoing graph and chart shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.
Dividend Policy
The Company has not declared or paid any dividends on its common shares since inception. The declaration of dividend payments is at the sole discretion of our Board of Directors. The Board of Directors may declare dividends in the future depending upon numerous factors that ordinarily affect dividend policy, including the results of our operations, our financial position and general business conditions.

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
The Investment Act requires each individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian” as defined in the Investment Act (a “non-Canadian”) who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction, to file a notification with Industry Canada. The Investment Act generally prohibits implementation of a reviewable transaction by a non-Canadian unless after review the minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. An investment in common shares of the Company by a non-Canadian would be reviewable under the Investment Act if it were an investment to acquire control of the Company and the value of the assets of the Company was $5 million or more. Higher limits apply for acquisitions by or from World Trade Organization, or “WTO,” member country investors.
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
The Investment Act was amended with the Act to Implement the Agreement Establishing the WTO to provide for special review thresholds for WTO member country investors. Under the Investment Act, as amended, an investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of our Company and the value of the assets of our Company was equal to or greater than a specified amount (the “Review Threshold”), which increases in stages. The Review Threshold was CAD$250 million in 2005, CAD$265 million in 2006 and is CAD$281 million in 2007. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.
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
U.S. Federal Tax Information
Distributions with respect to our common shares generally will be taxable as dividends to the extent of our Company’s earnings and profits, determined under U.S. tax principles, subject to the same preferential rate that applies to long-term capital gains (currently, 15% for individual Holders). Under current law, for taxable years beginning after December 31, 2010, distributions will be taxed at ordinary rates without the benefit of such preferential rates.
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
We believe that our Company was not a PFIC in 2007. However, there can be no assurance that our Company will not be considered a PFIC in a future taxable year, because status under the PFIC rules is based in part on factors not entirely within the Company’s control (such as market capitalization).
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

Item 6. SELECTED FINANCIAL DATA
Annual Financial Data

Year Ended December 31,	2007(5)(6)(7)	2006(5)	2005(4)	2004(2)(3)	2003
(In thousands of U.S. dollars except per share information)

CONSOLIDATED STATEMENT OF OPERATIONS DATA

Total revenues	$127,905	$175,090	$229,837	$184,755	$146,750
Research and development expenses	46,428	56,428	63,330	48,698	44,905
(Loss) income from continuing operations	(109,736)	(83,415)	(313,484)	(163,204)	44,817
(Loss) income before extraordinary gain	(109,997)	(101,605)	(325,412)	(178,226)	44,817
Net (loss) income	(109,997)	(101,605)	(325,412)	(165,709)	44,817

Basic net (loss) income per common share:
Continuing operations	(1.47)	(0.99)	(3.38)	(2.23)	0.65
Discontinued operations	(0.00)	(0.22)	(0.13)	(0.20)	—
Extraordinary gain(2)	—	—	—	0.17	—

Net (loss) income	(1.47)	(1.20)	(3.51)	(2.26)	0.65

Diluted net (loss) income per common share:
Continuing operations	(1.47)	(0.99)	(3.38)	(2.23)	0.59
Discontinued operations	(0.00)	(0.22)	(0.13)	(0.20)	—
Extraordinary gain(2)	—	—	—	0.17	—

Net (loss) income	(1.47)	(1.20)	(3.51)	(2.26)	0.59

CONSOLIDATED BALANCE SHEET DATA

Cash, cash equivalents and short-term investment securities	$126,731	$374,216	$465,615	$379,852	$495,430
Working capital	49,582	323,511	514,713	465,826	556,733
Total assets	548,987	639,106	776,494	1,116,249	634,722
Convertible debt	—	172,500	172,500	172,500	172,500
Total shareholders’ equity	219,823	303,214	526,111	856,779	433,371

      For all years presented there were no cash dividends per common share.
Quarterly Financial Data (1)
Set out below is selected consolidated financial information for each of the fiscal quarters of 2007 and 2006.

Three Months Ended	December 31	September 30	June 30	March 31
(In thousands of U.S. dollars except per share information)

2007(5) (6) (7)

Total revenues	$30,885	$28,658	$35,658	$32,703
Gross profit	16,361	18,746	23,416	23,984
Research and development expenses	13,553	10,718	11,075	11,083
Net (loss) income from continuing operations	(46,722)	611	(68,496)	4,863
Net (loss) income	(46,547)	346	(68,667)	4,863
Basic net (loss) income per common share
Continuing operations	(0.63)	0.01	(0.91)	0.06
Discontinued operations	(0.00)	(0.00)	(0.00)	0.00
Net (loss) income	(0.62)	0.00	(0.92)	0.06
Diluted net (loss) income per common share
Continuing operations	(0.63)	0.01	(0.91)	0.06
Discontinued operations	(0.00)	(0.00)	(0.00)	0.00
Net (loss) income	(0.62)	0.00	(0.92)	0.06

Three Months Ended	December 31	September 30	June 30	March 31
(In thousands of U.S. dollars except per share information)

2006(5)

Total revenues	$38,636	$38,246	$47,796	$50,412
Gross profit	28,643	27,780	36,245	40,231
Research and development expenses	12,724	13,564	15,767	14,373
Net (loss) income from continuing operations	(110,505)	6,195	8,240	12,654
Net (loss) income	(117,476)	(3,746)	7,484	12,133
Basic net (loss) income per common share
Continuing operations	(1.47)	(0.07)	0.09	0.14
Discontinued operations	(0.09)	(0.12)	(0.01)	(0.01)
Net (loss) income	(1.56)	(0.04)	0.08	0.13
Diluted net (loss) income per common share
Continuing operations	(1.47)	(0.07)	0.09	0.14
Discontinued operations	(0.09)	(0.12)	(0.01)	(0.01)
Net (loss) income	(1.56)	(0.04)	0.08	0.13

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
(6) In July 2007, the United States District Court (the “Court”) for the District of Massachusetts entered judgment in the lawsuit brought against us by MEEI in connection with U.S. patent no. 5,789,349. The Court found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay MEEI 3.01% of past, present and future net sales worldwide of Visudyne, plus interest and legal fees. As a result, we recorded a charge of $110.2 million in our results for 2007. (See Item 3. Legal Proceedings and Note 23 to “Notes to the Consolidated Financial Statements” in this Report.)
(7) On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. for aggregate consideration of $42.3 million. The acquired in-process R&D charge, or “IPR&D,” of $42.9 million relates to the proprietary ocular punctal plug drug delivery system in development.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying 2007 consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States of America, or U.S. All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	anticipated levels of future sales of our products;

•	our expectations regarding European Visudyne label changes, reimbursement and sales;

•	anticipated future operating results;

•	our expectations as to the outcome of the appeal of the judgment in the Massachusetts Eye and Ear Infirmary, or “MEEI,” litigation against us and the effect of an adverse judgment on the MGH license agreement;

•	our expectations as to the outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical Industries Ltd. and Takeda Pharma Gmbh;

•	our dependency on contract manufacturers and suppliers to manufacture our products at competitive prices and in accordance with U.S. Food and Drug Administration, or “FDA,” and other local and foreign regulatory requirements as well as our product specifications;

•	our expectations regarding future tax liability as a result of changes in estimates of prior years’ tax items and results of tax audits by tax authorities;

•	our expectations regarding our ability to sell certain core and non-core assets at prices acceptable to us or at all;

•	the outcome and timing of the FDA decision to remove the label restriction on Aczone™ is uncertain;

•	the anticipated timing, cost and progress of the development of our technology (including our punctal plug delivery system and our photodynamic therapy dermatology technology) and clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for our products; and

•	the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products in development.
Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements and information included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or our objectives and plans will be achieved. Any forward-looking statement and forward-looking information speaks only as of the date on which it is made. Except to fulfill our obligations under the applicable securities laws, we undertake no obligation to update any such statement or information to reflect events or circumstances after the date on which it is made.

OVERVIEW
We are a global biopharmaceutical company with two commercial products, Visudyne® and Eligard®, which were derived from our two unique technology platforms, photodynamic therapy and Atrigel®. Our research and development efforts are focused on pharmaceutical products in the fields of ophthalmology and dermatology. Since our acquisition of ForSight Newco II, Inc. (now QLT Plug Delivery, Inc.) on October 18, 2007, we are also developing an ocular punctal plug drug delivery system.
QLT was formed in 1981 under the laws of the Province of British Columbia, Canada. Our first commercial product was in the field of photodynamic therapy, or “PDT,” which uses photosensitizers (light activated drugs) in the treatment of disease. Our commercial product, Visudyne, utilizes PDT to treat the eye disease known as wet age related macular degeneration, or “wet AMD,” the leading cause of blindness in people over the age of 55 in North America and Europe.
Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union, or “EU,” countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or “CNV.”
Visudyne is also approved for the treatment of the form of wet AMD known as occult subfoveal CNV, “occult AMD,” in certain countries. During 2007, health authorities in the EU removed occult AMD from the officially approved indications. This change is applicable to all EU member countries. Although we expect Visudyne European sales to decline as a result, the degree of decline should vary by country as the occult indication was not universally reimbursed across Europe previously, despite regulatory approval, and may also depend on potential market adoption of Visudyne following clinical trial results studying the use of Visudyne in combination with other compounds.
Visudyne is reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. Visudyne is also approved in more than 60 countries, including the U.S., Canada and the EU countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland (“Novartis “) and is manufactured by QLT and sold by Novartis under the terms of a co-development, manufacturing and commercialization agreement with Novartis.
In addition to Visudyne, we market (through commercial licensees) the Eligard line of products for the treatment of prostate cancer. The Eligard product line includes four different commercial formulations of our Atrigel® technology combined with leuprolide acetate for the treatment of prostate cancer. The FDA has approved all four products: Eligard 7.5-mg (one-month), Eligard 22.5-mg (three-month), Eligard 30.0-mg (four-month) and Eligard 45.0-mg (six-month). The Eligard 7.5-mg (one-month) and Eligard 22.5-mg (three-month) products are also approved in a number of other countries, including 26 European countries, Canada, Australia, New Zealand, India, Korea and a number of Latin American countries. In addition to the U.S., Eligard 30-mg (four-month) is approved in Canada, Australia, New Zealand, Korea and India while Eligard 45.0-mg (six-month) is approved in 27 European countries, Canada, Australia and India.
Our most advanced proprietary dermatology product, Aczone™, was approved by the FDA in July 2005 and by Health Canada in June 2006. Although Aczone is approved in the U.S. and Canada, it is not yet marketed. Based on a post-approval commitment requested by the FDA, we conducted a Phase IV clinical trial of Aczone™ in more than 50 patients with glucose-6-phosphate dehydrogenase, or “G6PD,” deficiency and communicated the positive outcome of this study in November 2006. A label revision supplement was submitted to the FDA during the second quarter of 2007 and in July 2007 it was accepted by the FDA for filing and review. A decision by the FDA on the label revision is expected by March 23, 2008, the Prescription Drug User Fee Act (PDUFA) date, but may be later if the FDA does not meet or extends the PDUFA date.
RECENT DEVELOPMENTS
On November 28, 2007, we announced the formation of a Special Committee of the Board of Directors, comprised of three independent Directors, to review all strategic alternatives available to the Company. The Special Committee has been charged with the responsibility for exploring alternative ways to maximize shareholder value, including transactions involving the sale of all or part of the assets of the Company. The Board of Directors engaged Goldman, Sachs & Co. (“Goldman Sachs”), a global investment bank, as its financial advisor to assist with identifying, evaluating and pursuing alternative strategies. On January 16, 2008, we announced that following a comprehensive business and portfolio review, the Board of Directors decided to implement initial steps in the Company’s strategic restructure designed to enhance shareholder value. These initiatives include:
•	the sale of QLT USA, Inc. (“QLT USA”), our wholly owned U.S. subsidiary, whose primary assets include the Eligard product line for prostate cancer, Aczone, a dermatology product for the treatment of acne vulgaris, and the Atrigel drug delivery system, either in a single transaction or a series of transactions;
•	the sale of the land and building associated with and surrounding our corporate head office in Vancouver; and
•	the reduction in headcount of 115 employees with planned future reductions as assets are divested.
On January 18, 2008 we implemented the reduction in head count that affected 115 people (or approximately 45%) at our Vancouver headquarters and our U.S. subsidiaries, including several members of senior management. The majority of the affected employees will have left the Company by March 31, 2008.
The plan to pursue a sale of the assets described above is part of a significant strategic change pursuant to which our initial plan is to focus our ongoing business primarily on our Visudyne product and our clinical development programs related to our punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin — QLT0074). The goal of maximizing shareholder value will be the key driver in any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of these assets on terms acceptable to us or at all or that we will pursue any particular transaction structure. Goldman Sachs will assist us as we review and evaluate transaction proposals that we may receive.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provision for litigation related contingencies, stock-based compensation, provisions for non-completion of inventory, determination of requirement for reserve for obsolete or excess inventory, classification of inventory between current and non-current assets, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net assets acquisition or purchase business combinations, provisions for taxes and determination of uncertain tax position. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:
Reporting Currency and Foreign Currency Translation
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiaries. Our consolidated financial statements are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity is translated at the applicable historical rates. Revenues and expenses are translated at a weighted average rate of exchange for the respective years. Translation gains and losses from the application of the U.S. dollar as the reporting currency are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss). There are no significant estimates involved in applying the current rate method. As of December 31, 2007, our accumulated other comprehensive income totalled $112.3 million.
Revenue Recognition
Net Product Revenue
Our net product revenues are primarily derived from sales of Visudyne® and Eligard®.

With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis we are responsible for Visudyne manufacturing and product supply, and Novartis is responsible for marketing and distribution of Visudyne. Our agreement with Novartis provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis, (2) an amount equal to 50% of Novartis’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis’ ability to market and distribute Visudyne to end customers.
We record product revenue from Visudyne based on the final net proceeds reconciliation provided by Novartis at the end of each reporting period. The net proceeds reconciliation is based on actual sales of Visudyne less actual marketing, distribution, inventory, and royalty costs. This reconciliation is provided by Novartis on a timely basis based upon mutually agreed upon dates. We evaluate the accuracy and completeness of the information by holding regular discussions with Novartis, comparing to historical results as well as comparing to our internal forecasts. Furthermore, we conduct periodic audits of selected records of Novartis and/or its affiliates to ensure that revenue and expenses are appropriate and recorded accurately.
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
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis sells to end customers. Cost of sales related to the production of various Eligard products are charged against earnings in the period of the related product sale to our commercial licensees. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and various Eligard products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. There are three areas within our inventory costing system that require significant management judgment and estimates: (a) annual production volume, (b) overhead allocation, and (c) provision for non-completion of product inventory. These three areas are described below:
(a) We estimate our production volume at the beginning of the year in order to arrive at a per unit allocation of fixed costs. Our estimate of production volume is based on our forecast of product sales and is updated periodically.
(b) We estimate our overhead expenses in the beginning of the year in order to arrive at a per unit allocation of overhead. Our estimate of overhead expenses is based on historical experience and the projected production volume. We update our estimate on a periodic basis based on the latest information. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our commercial licensees or in the case of Visudyne, by Novartis to third parties.
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
Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. If actual market conditions differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional provision for excess or obsolete inventory.
Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. This statement eliminated the alternative to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS 123. As stock-based compensation expenses recognized in the statement of income for the years ended December 31, 2007 and December 31, 2006 were based on awards ultimately expected to vest, they were reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
We use the Black-Scholes option pricing model to estimate the value of our stock option awards at each grant date. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of our stock options.
For the year ended December 31, 2007, stock based compensation of $3.5 million was expensed as follows: $2.2 million to research and development costs, $1.3 million to selling, general and administrative costs, and a negligible amount to cost of sales and restructuring. The weighted average assumptions used for options granted during 2007 included a volatility factor of 37.0%, a 3.3 year term until exercise, and a 4.4% risk free interest rate.
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
Research and Development
Research and development, or R&D, costs are expensed as incurred and consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Significant management judgment is required in the selection of an appropriate methodology for the allocation of overhead expenses. Our methodology for the allocation of overhead expenses utilizes the composition of our workforce as the basis for our allocation. Specifically, we determine the proportion of our workforce that is dedicated to R&D activities and allocate to our R&D expense the equivalent proportion of overhead expenses. We consider this method the most reasonable method of allocation based on the nature of our business and workforce. Changes in the composition of our workforce and the types of support activities are factors that can influence our allocation of overhead expenses. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred. R&D costs also include funding provided under contractual collaborative arrangements for joint R&D programs.
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

We assess our income tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. There is inherent uncertainty in quantifying income tax positions. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. (See Note 18 - Income Taxes in “Notes to the Consolidated Financial Statements” in this Report.)
Discontinued Operations
In December 2006, we completed the sale of certain non-core assets, principally the generic dermatology business, dental business and related manufacturing facility of QLT USA in Fort Collins, Colorado. The results of operations, including the loss on disposal, for these businesses classified as held for sale, were excluded from continuing operations and reported as discontinued operations for the current and prior periods. Additionally, segment information does not include the results of businesses classified as discontinued operations.
Contingency Related to Legal Proceedings
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
On July 10, 2007, the United States District Court, or the “Court,” for the District of Massachusetts rendered its decision in the lawsuit brought against QLT by Massachusetts Eye and Ear Infirmary, or “MEEI,” and entered a final judgment on July 18, 2007. The Court found that QLT was liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or wilful. As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. We also accrued, since July 2007, an additional $2.8 million based on 3.01% (the amount imposed by the Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded as “Accrued Cost of Sales re: MEEI”). Furthermore, we accrued $2.5 million of interest expense related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment.
As of December 31, 2007, except for the liability accrued in relation to the MEEI judgment, no other reserve has been established related to legal proceedings. (See Item 3. Legal Proceedings and Note 23 — Contingencies — in “Notes to the Consolidated Financial Statements” in this Report.)
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
In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets, including in-process research and development, or “IPR&D.” We generally determine the value of acquired intangible assets and IPR&D using a discounted cash flow model, which requires us to make assumptions and estimates about, among other things: the time and investment that is required to develop products and technologies; our ability to develop and commercialize products before our competitors develop and commercialize products for the same indications; the amount of revenue to be derived from the products; and appropriate discount rates to use in the analysis. Use of different estimates and judgments could yield materially different results in our analysis, and could result in materially different asset values and IPR&D charges.
On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. and its proprietary punctal plug technology for a cash payment of $41.4 million on closing and future contingent consideration in the nature of milestone payments and royalties on net sales of products. The aggregate consideration for the acquisition of ForSight Newco II was $42.3 million, which included acquisition related expenditure of $0.9 million. We allocated the purchase price to the fair value of the acquired tangible and intangible assets, including IPR&D. The IPR&D relates to the proprietary ocular punctal plug drug delivery system. We recorded the acquisition of ForSight Newco II as a purchase of net assets in accordance with SFAS No. 141, Business Combinations, which referenced the criteria in EITF 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business for evaluating whether a business or assets have been received in a transaction.
Impairment of Goodwill
In accordance with Statement of Financial Accounting Standard, or SFAS 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix (now QLT USA). During the third quarter of 2007, we performed our annual impairment test, and did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount. Our estimates of fair value were based upon factors such as projected future revenue, probability of success of our products in development, and other uncertain elements requiring significant judgments. While we use available information to prepare our estimates and to perform impairment evaluations, actual results in the future could differ significantly. Impairment tests may be required in future periods before our next annual test as a result of changes in forecasts and estimates, and may result in impairment charges which could materially impact our future reported results.
Recently Issued and Recently Adopted Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosures, and transition. See Note 18 — Income Taxes in “Notes to the Consolidated Financial Statements” in this Report for additional information, including the effects of adoption on our Consolidated Balance Sheets.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special - purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our financial conditions, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements and is effective for fiscal periods beginning after November 15, 2007. We believe the adoption of SFAS 157 will not have a material impact on our financial condition, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. We currently do not anticipate utilizing the fair value option permitted by SFAS 159.
In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. The provisions of Issue No. 07-3 are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Entities are required to report the effects of applying this Issue prospectively for new contracts entered into on or after December 15, 2007. We believe the adoption of Issue No. 07-3 will not have a material impact on our financial condition, results of operations or cash flows.
In November 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangement Related to the Development and Commercialization of Intellectual Property. Issue No. 07-1 defines collaborative arrangement and establishes standards for the reporting of costs incurred and revenues generated from collaborative arrangements and disclosure requirements. The provisions of Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this consensus on our Consolidated Financial Statements.
In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”) which replaced SFAS 141. This statement retains the purchase method of accounting for acquisitions but made a number of changes including the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. This statement will apply prospectively to business combinations for which the acquisition date occurs in the fiscal year beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Fulletin No. 51 (“SFAS 160”) which requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity, to clearly present the consolidated net income attributable to the parent and the noncontrolling interest on the face of the consolidated statement of income, and to account for transactions between an entity and noncontrolling interests as equity transactions. Additionally, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. This statement is effective for fiscal periods beginning after December 31, 2008. We believe the adoption of SFAS 160 will not have a material impact on our financial condition, results of operations or cash flows.
COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006
For the year ended December 31, 2007, we recorded a net loss of $110.0 million, or $1.47 per common share. These results compare to a net loss of $101.6 million, or $1.20 per common share, for the year ended December 31, 2006. The following is a detailed discussion and analysis of our results of operations:

Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the year ended
	December 31,
(In thousands of U.S. dollars)	2007	2006

Visudyne® sales by Novartis	$214,857	$353,759
Less: Marketing and distribution costs(1)	(103,903)	(132,669)
Less: Inventory costs(2)	(17,508)	(18,275)
Less: Royalties to third parties(3)	(4,546)	(7,545)

	$88,900	$195,270

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$44,450	$97,635
Add: Advance on inventory costs from Novartis (4)	11,332	15,063
Add: Royalties reimbursed to QLT(5)	4,516	7,622
Add: Other costs reimbursed to QLT(6)	7,432	9,046

Revenue from Visudyne® sales	$67,730	$129,366

Net product revenue from Eligard®	28,127	22,494

	$95,857	$151,860

(1)	“Less: Marketing and distribution costs”

This represents Novartis’ cost of marketing, promoting, and distributing Visudyne, as well as certain specified costs incurred and paid for by QLT, determined in accordance with the PDT Product Development, Manufacturing, and Distribution Agreement between QLT and Novartis. The costs incurred by Novartis are related to its sales force, advertising expenses, marketing, and certain administrative overhead costs. The costs incurred by us include marketing support, legal and administrative expenses that we incur in support of Visudyne sales.

(2)	“Less: Inventory costs”

This represents Novartis’ cost of goods sold related to Visudyne. It includes the cost of bulk Visudyne we ship to Novartis and our provisions for excess or obsolete inventory, plus Novartis’ packaging and labelling costs, freight, custom duties and inventory obsolescence.

(3)	“Less: Royalties to third parties”

This represents the royalty expenses we incur and charge to Novartis pursuant to the PDT Product Development, Manufacturing and Distribution Agreement between QLT and Novartis. The amounts are calculated by us based on specified royalty rates from existing license agreements with our licensors of certain Visudyne patent rights.

(4)	“Add: Advance on inventory costs from Novartis”

This represents the amount that Novartis advances to us for shipments of bulk Visudyne and reimbursement for inventory obsolescence. The price of the Visudyne shipments is determined based on the existing agreement between QLT and Novartis and represents our actual costs of producing Visudyne.

(5)	“Add: Royalties reimbursed to QLT”

This is related to item (3) above and represents the amounts we receive from Novartis in reimbursement for the actual royalty expenses we owe to third party licensors.

(6)	“Add: Other costs reimbursed to QLT”

This represents reimbursement by Novartis to us of our portion of the marketing and distribution costs described in (1) above. Our marketing and distribution costs include marketing support, legal and administrative expenses that we incur in support of Visudyne sales.
For the year ended December 31, 2007, revenue from Visudyne declined by $61.6 million, or 48%, to $67.7 million compared to the year ended December 31, 2006. The decrease was primarily due to a 39% decline in Visudyne sales as a result of decreased end user demand worldwide due to competing therapies. For the year ended December 31, 2007, approximately 49% (2006 — 52%) of total Visudyne sales were in Europe, 18% (2006 — 20%) were in the United States, and 34% (2006 — 28%) were in other markets worldwide. Overall the ratio of our share of revenue on final sales compared to Visudyne sales was 20.7% for the year ended December 31, 2007, down from 27.6% in the prior year.
For the year ended December 31, 2007, net product revenue from Eligard of $28.1 million increased by $5.6 million (or 25%) over the prior year due to increased shipments of Eligard to commercial licensees, which was driven by Eligard’s continued growth in Europe and the U.S.
Net Royalties
For the year ended December 31, 2007, royalty revenue of $30.4 million was $9.3 million (or 44%) higher compared to the same period in 2006. The increase was due to Eligard’s continued growth in Europe and the U.S.
Costs and Expenses
Cost of Sales
For the year ended December 31, 2007, cost of sales increased 8% to $45.4 million compared to $42.2 million for the same period in 2006. The increase was due to higher shipments of Eligard to our commercial licensees, a Visudyne inventory obsolescence charge of $3.1 million, partially offset by lower sales of Visudyne.
Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. During the fourth quarter of 2007, we reviewed our Visudyne inventory quantities and concluded that based on our forecast of future Visudyne demand, certain early stage materials used in the manufacture of Visudyne are potential excess inventory. As a result, we provided a reserve against the excess inventory and recorded a charge of $3.1 million in cost of sales. Excluding the provision for excess inventory, cost of sales related to Visudyne decreased from $22.9 million to $12.2 million in the year ended December 31, 2007 compared to the same period in 2006 due to the decline in Visudyne sales. Cost of sales related to Eligard increased from $19.3 million to $30.1 million in the year ended December 31, 2007 compared to the same period in 2006 due to the continued growth of Eligard in Europe and the U.S.
Accrued Cost of Sales re: MEEI
On July 18, 2007, the Court entered judgment in relation to the patent litigation with MEEI in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI 3.01% of past, present and future net sales worldwide of Visudyne. As a result, in the third quarter of 2007, we began accruing an amount equal to 3.01% of net worldwide sales of Visudyne, pursuant to and pending outcome of our appeal of the judgment, as a charge to our cost of sales. (See Item 3. Legal Proceedings and Note 23 — Contingencies in the “Notes to the Consolidated Financial Statements” in this Report.)
Research and Development
Research and development, or R&D, expenditures decreased 18% to $46.4 million for the year ended December 31, 2007 compared to $56.4 million in the same period in 2006. The decrease was primarily due to reduced spending on Atrigel and Aczone projects. Furthermore, the prior year included a $1.9 million in-licensing fee, whereas there were no in-licensing fees in 2007. The decreases were partly offset by higher spending on ocular research and punctal plug development.

The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	changes in the regulatory environment,

•	introduction of competing treatments,

•	unexpected safety issues,

•	patent maintenance and enforcement issues,

•	changes in the commercial marketplace,

•	difficulties in enrolling patients,

•	delays in study progression,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors discussed under “Item 1A. Risk Factors” and “Recent Developments” in this Report.
R&D expenditures by therapeutic area were as follows:

(In thousands of U.S. dollars)	2007	2006	2005

Ocular	$27,584	$18,539	$18,215
Dermatology	11,279	15,769	11,410
Urology and Oncology	2,417	7,500	23,936
Other (including Atrigel programs not in the above therapeutic areas)	5,148	14,620	9,769

	$46,428	$56,428	$63,330

Status of significant products in development is as follows:

Product/Indication	Location(s)	Status

Punctal Plug

Glaucoma	U.S.	Plan to complete the IND-enabling program in early 2008

Lemuteporfin

Acne	Canada	Phase I/II studies ongoing

Visudyne

Wet AMD	U.S., Canada	Visudyne followed by an anti-VEGF drug either as a bi-therapy or triple therapy

Descriptions of significant development programs are as follows:
(i) Punctal Plug Delivery System
Our recently acquired proprietary punctal plug technology is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. The first indication we are pursuing for this drug delivery system is for the treatment of glaucoma. We plan to initiate a Phase I/II clinical trial using this technology for the treatment of glaucoma in the first half of 2008. Glaucoma is a disease of the optic nerve involving loss of retinal ganglion cells in a characteristic pattern of a reduced or diminished visual field. Glaucoma is the second leading cause of blindness worldwide. Approximately 99% of glaucoma patients are treated with topical medications, 4—6% receive surgery and on average each diagnosed patient has multiple visits to eye physicians each year. Due to the progressive nature of the disease, compliance with topical eye drop medications in glaucoma patients is crucial for effective management of the disease. Compliance with existing glaucoma medications is generally accepted to be low, with approximately half of treated patients in the U.S. not refilling their prescription after the first six months of therapy.
If successful, the punctal plug product, when inserted into the punctum in the eye and retained for the desired treatment duration, will allow for a steady stream of medication to be released into the tear film. Sustained delivery of therapeutics via the punctal plug system could result in stable, sustained topical drug concentrations. Successful development and subsequent regulatory approval of this application of the punctal plug delivery system could potentially replace, in whole or in part, the existing eye drop therapies used for the treatment of glaucoma. Our goal is to develop a punctal plug delivery product that may provide a more effective, convenient and reliable treatment alternative for glaucoma patients that could ultimately improve patient compliance with their medication and the long-term outcomes for their disease.
(ii) Lemuteporfin
Lemuteporfin is a proprietary photosensitizer (a light-activated drug) to which we own or exclusively license all rights. We are currently developing both a topical and an injectable formulation of lemuteporfin for the treatment of acne wherein Lemuteporfin is applied directly (topically) or through systemic administration (injectable) to the affected area and light is then shone on the area to activate the drug. Acne is the most common skin disease among humans, caused by a disorder of the sebaceous (oil) glands and the hair follicle, which is continuous with these glands. Dead skin cells, lipids (free fatty acids) and sebum, which is produced by the sebaceous glands, cause an enlargement and closure of skin pores. Phase I (topical) and Phase I/II (injectable) studies are ongoing in Canada with results expected in 2008.
(iii) Expansion of Visudyne® Therapy
We are continuing efforts to improve the effectiveness of Visudyne therapy by exploring combination therapies and the effect of lower light doses (for example through reduced rate of fluence) administered during the PDT process. Novartis and QLT have each initiated studies comparing the safety and efficacy of Visudyne in combination with an anti-VEGF drug either as bi-therapy (Visudyne, plus an anti-VEGF) or triple therapy (Visudyne, plus an anti-VEGF and a steroid). These studies include the North American studies RADICAL and DENALI, and the European study MONTBLANC. RADICAL is sponsored by QLT, while the DENALI and MONTBLANC studies are sponsored by Novartis. The enrolment completion for these three studies is projected during the first half of 2008.
In addition, we are supporting certain investigator-sponsored studies which are evaluating different combinations of Visudyne with anti-VEGF drugs. Certain of these studies are also investigating the potential benefit of reduced fluence, or low light levels, on the efficacy and safety of Visudyne. Furthermore, we are maintaining two patient registries to consolidate and study retrospective data obtained by retina specialists who have already used Visudyne as part of bi- or triple therapy.
Selling, General and Administrative Expenses
For the year ended December 31, 2007, SG&A expenses decreased 35% to $27.4 million compared to $42.2 million for the same period in 2006. The decrease was primarily due to lower legal fees as a result of the TAP litigation settlement and completion of the MEEI trial at the district court level. This was partly offset by increased Visudyne support costs.

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
In-process Research and Development
On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. for a cash payment of $41.4 million on closing and future contingent consideration in the nature of milestone payments and royalties on net sales of products. The milestone payments consist of a one-time $5 million payment upon the initiation of a phase III clinical trial for the first product, $20 million on first commercialization of each of the first two products using the proprietary technology, and $15 million on first commercialization of each subsequent product. The aggregate consideration for the acquisition of ForSight Newco II was $42.3 million, which included acquisition related expenditures of $0.9 million. ForSight Newco II owns certain patent applications with respect to its proprietary ocular punctal plug drug delivery system. ForSight Newco II was created by ForSight Labs, LLC in December 2006 as a spin-out for their punctal plug drug delivery system. ForSight Labs, LLC is an ophthalmic technology incubator established in 2005 with a focus on developing ophthalmic innovation. (ForSight Newco II, Inc.’s name was changed to QLT Plug Delivery, Inc. on the date of acquisition.)
The acquired in-process R&D, or “IPR&D,” relates to the proprietary ocular punctal plug drug delivery system. As of the acquisition date, the punctal plug drug delivery system had not reached technological feasibility and will require a substantial amount of time and costs to complete. Prior to commercialization, approvals from the U.S. Food and Drug Administration and other regulatory agencies are still required. Accordingly, we allocated to IPR&D and charged to expense $42.9 million representing the portion of the purchase price attributable to the punctal plug drug delivery system. We calculated the charge to IPR&D by determining the fair value of the punctal plug drug delivery system using the income approach. Under the income approach, expected future after-tax cash flows are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, product sales cycles, and the estimated life of the product’s underlying technology. Estimated operating expenses, and income taxes were deducted from estimated revenues to determine estimated after-tax cash flows. These projected future cash flows were further adjusted for risks inherent in the development life cycle. These forecasted cash flows were then discounted based on our estimated weighted average cost of capital.
We recorded the acquisition of ForSight Newco II as a purchase of net assets in accordance with SFAS No. 141, Business Combinations, which referenced the criteria in EITF 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business for evaluating whether a business or assets have been received in a transaction. (See Note 8 — Acquisition of ForSight Newco II, Inc.)
Restructuring Charge
For the year ended December 31, 2007, restructuring expenses decreased to $0.9 million compared to $2.8 million for the same period in 2006. Restructuring charge represents the remaining effects of the restructurings we did in the fourth quarters of 2005 and 2006.

Investment and Other Income
Net Foreign Exchange (losses) Gains
Net foreign exchange (losses) gains comprise (losses) gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, restricted cash, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated convertible debt. (See “Liquidity and Capital Resources — Interest and Foreign Exchange Rates”)
Details of our net foreign exchange (losses) gains were as follows:

	For the year ended	For the year ended
(In thousands of U.S. dollars)	December 31, 2007	December 31, 2006

Cash and cash equivalents and short-term investments	$(32,956)	$733
U.S. dollar convertible debt	26,631	(562)
Foreign exchange contracts	3,172	(4,606)
Foreign currency receivables and payables	1,410	729

Net foreign exchange (losses) gains	$(1,743)	$(3,706)

Interest Income
For the year ended December 31, 2007, interest income decreased 30% to $14.3 million compared to $20.5 million for the same period in 2006. The decrease was primarily due to a reduction in cash resulting from our share buyback programs and the Eligard patent litigation settlement payment in February 2007.
Interest Expense
Interest expense of $9.0 million for the year ended December 31, 2007 comprised interest accrued on the 3% convertible senior notes, amortization of deferred financing expenses related to the placement of these notes and beginning in the third quarter of 2007, interest expense of $2.5 million on the post judgment accrued liability associated with the MEEI patent litigation damage award. The interest expense related to this damage award will continue to accrue throughout the appeal process. Prior to the judgment being entered in the third quarter of 2007, our interest expense was entirely related to our convertible debt.
Other Gains
For the year ended December 31, 2007, other income of $4.8 million comprised primarily the $3.0 million proceeds from the sale of the U.S. rights to our BEMA technology and $1.0 million related to the final payment from the sale in 2006 of the non-U.S. rights of our BEMA technology.
For the year ended December 31, 2006, other income of $2.8 million represents the initial payment of $1.0 million related to the sale of the non-U.S. rights of our BEMA technology in August 2006 plus the final milestone payment of $2.2 million from Axcan Pharma, Inc. related to the sale of our Photofrin business in 2000.
Discontinued Operations
In December 2006, QLT USA completed the sale of its generic dermatology and dental businesses and related manufacturing facility located in Fort Collins, Colorado to Tolmar, Inc., a privately held pharmaceutical company. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations related to the generic dermatology and dental business have been excluded from continuing operations and reported as discontinued operations.
Income taxes
The recovery of income taxes was $36.6 million for the year ended December 31, 2007, compared to a provision for income taxes of $9.0 million in 2006. The recovery of income taxes for 2007 was largely the result of the litigation charge related to the MEEI judgment. The provision for income taxes for 2006 was largely the result of our Canadian operations being profitable.

The net deferred tax asset of $26.4 million was largely the result of capital loss carryforwards, provincial tax credits, research and development credits as well as other temporary differences. The net deferred tax liability of $11.3 million was largely a result of unrealized foreign exchange gains on our convertible debt.
As of December 31, 2007, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. (See Note 18 — Income Taxes in “Notes to the Consolidated Financial Statements” in this Report.)
COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005
For the year ended December 31, 2006, we recorded a net loss of $101.6 million, or $1.20 per common share. These results compare to a net loss of $ $325.4 million, or $3.51 per common share, for the year ended December 31, 2005. Detail discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the year ended
	December 31,
(In thousands of U.S. dollars)	2006	2005

Visudyne® sales by Novartis	$353,759	$483,762
Less: Marketing and distribution costs(1)	(132,669)	(142,244)
Less: Inventory costs(2)	(18,275)	(24,060)
Less: Royalties to third parties(3)	(7,545)	(10,699)

	$195,270	$306,759

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$97,635	$153,379
Add: Advance on inventory costs from Novartis (4)	15,063	18,932
Add: Royalties reimbursed to QLT(5)	7,622	10,431
Add: Other costs reimbursed to QLT(6)	9,046	4,496

Revenue from Visudyne® sales	$129,366	$187,238

Net product revenue from Eligard®	22,494	16,808

	$151,860	$204,046

(1)	“Less: Marketing and distribution costs”

This represents Novartis’ cost of marketing, promoting, and distributing Visudyne, as well as certain specified costs incurred and paid for by QLT, determined in accordance with the PDT Product Development, Manufacturing, and Distribution Agreement between QLT and Novartis Pharma AG. The costs incurred by Novartis are related to its sales force, advertising expenses, marketing, and certain administrative overhead costs. The costs incurred by us include marketing support, legal and administrative expenses that we incur in support of Visudyne sales.

(2)	“Less: Inventory costs”

This represents Novartis’ cost of goods sold related to Visudyne. It includes the cost of bulk Visudyne we ship to Novartis , plus Novartis’ packaging and labelling costs, freight and custom duties.

(3)	“Less: Royalties to third parties”

This represents the royalty expenses we incur and charge to Novartis pursuant to the PDT Product Development, Manufacturing and Distribution Agreement between QLT and Novartis. The amounts are calculated by us based on specified royalty rates from existing license agreements with our licensors of certain Visudyne patent rights.

(4)	“Add: Advance on inventory costs from Novartis”

This represents the amount that Novartis advances to us for shipments of bulk Visudyne. The price of the Visudyne shipments is determined based on the existing agreement between QLT and Novartis and represents our actual costs of producing Visudyne.

(5)	“Add: Royalties reimbursed to QLT”

This is related to item (3) above and represents the amounts we receive from Novartis in reimbursement for the actual royalty expenses we owe to third party licensors.

(6)	“Add: Other costs reimbursed to QLT”

This represents reimbursement by Novartis to us of our portion of the marketing and distribution costs described in (1) above. This expense includes marketing support, legal and administrative expenses that we incur in support of Visudyne sales.
For the year ended December 31, 2006, revenue from Visudyne of $129.4 million decreased by $57.9 million or 31%, over the year ended December 31, 2005. The decrease was primarily due to a 27% decline in Visudyne sales as a result of decreased end user demand, particularly in the United States due to competing therapies. For the year ended December 31, 2006, approximately 52% (2005 — 41%) of total Visudyne sales were in Europe, 20% (2005 — 38%) in the United States, and 28% (2005 — 21%) in other markets worldwide. Overall the ratio of our share of revenue on final sales compared to Visudyne sales was 27.6% for the year ended December 31, 2006, down from 31.7% in the prior year. Marketing and distribution costs decreased to $132.7 million for the year ended December 31, 2006, compared to $142.2 million in the prior year.
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
Research and Development
Research and development, or R&D, expenditures decreased 11% to $56.4 million for the year ended December 31, 2006 compared to $63.3 million in the same period in 2005. The decrease was primarily due to reduced spending on Lemuteporfin and completion of the Visudyne in Occult study, partly offset by higher spending on Ocular research, stock compensation expense of $2.4 million, and in-licensing fees of $1.9 million for the year ended December 31, 2006.
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
Impairment of Goodwill and other Intangible Assets
During 2006, we did not identify any potential impairment of goodwill as the fair value of our reporting unit exceeded its carrying amount. Impairment of intangible assets related to our generic dermatology business was included in loss from discontinued operations.
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
Investment and Other Income
Net Foreign Exchange (Losses) Gains
Net foreign exchange (losses) gains comprise (losses) gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, short-term investments, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated convertible debt. For the year ended December 31, 2006, we recorded net foreign exchange losses of $3.7 million versus net foreign exchange gains of $4.2 million in 2005.
Details of our net foreign exchange gains (losses) were as follows:

	For the year ended	For the year ended
(In thousands of U.S. dollars)	December 31, 2006	December 31, 2005

Cash and cash equivalents and short-term investments	$733	$(5,636)
U.S. dollar convertible debt	(562)	5,857
Foreign exchange contracts	(4,606)	7,401
Foreign currency receivables and payables	729	(3,470)

Net foreign exchange (losses) gains	$(3,706)	$4,152

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
Discontinued Operations
In December 2006, QLT USA completed the sale of its generic dermatology and dental businesses and related manufacturing facility located in Fort Collins, Colorado to Tolmar, a private pharmaceutical company. The purchase price was $21.0 million and has been paid in full, subject to the release from escrow in early 2008 of a customary 10% holdback (which has been included in restricted cash). We recognized a loss, net of tax, of $8.0 million related to this transaction and included it in loss from discontinued operations. The assets sold included $17.1 million of fixed assets, $4.9 million of intangible assets, $3.0 million of inventory and $5.3 million of goodwill allocated in accordance with SFAS 142, Goodwill and Other Intangibles. During the third quarter of 2006, we recorded a write-down of $8.6 million to our generic dermatology assets held for sale as a result of the failure to receive regulatory approval for a late stage generic dermatology product and a launch delay for another product.
For the year ended December 31, 2006, we recorded loss from discontinued operations, net of income taxes, of $18.2 million compared to a loss of $11.9 million for the same period in 2005, due to the loss recorded on disposal, impairment and other charges related to the failure to receive approval for a late stage product offset by increased sales of generic dermatology products and the cessation of depreciation and amortization on assets held for sale.
Income taxes
The provision for income taxes was $9.0 million for the year ended December 31, 2006, compared to a recovery of $7.2 million in 2005. The provision for income taxes for 2006 was largely the result of our Canadian operations being profitable. The recovery of income taxes for 2005 was the result of the impairment of intangible assets. (See Note 18 — Income Taxes in “Notes to the Consolidated Financial Statements” in this Report.)
The net deferred tax asset of $18.5 million was largely the result of capital loss carryforwards, provincial tax credits, research and development credits as well as other temporary differences. The net deferred tax liability of $5.5 million was largely a result of unrealized foreign exchange gains on our convertible debt.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sale of non-core assets, and interest income.
The primary drivers of our operating cash flows during the year ended December 31, 2007 were cash payments related to the following: TAP litigation settlement, R&D activities, SG&A expenses, legal expenses related to various legal proceedings, raw material purchases, manufacturing costs related to the production of Visudyne and Eligard, and interest expense related to our convertible notes, offset by cash receipts from product revenues, royalties and interest income.
For the year ended December 31, 2007. we used $56.9 million of cash in operations as compared to $42.8 million for the same period in 2006. During the year, payment related to the TAP litigation settlement of $112.5 million, lower cash receipts of $83.1 million from Visudyne sales, and lower interest income of $8.8 million were offset by lower realized foreign exchange losses, operating and inventory related expenditures of $67.9 million, higher cash receipts from Eligard product sales, royalties and milestones of $23.9 million, the sale of trading securities of $58.4 million, and lower income tax instalments of $40.1 million (income tax instalments of $0.1 million were made for the year ended December 31, 2007).
During the year ended December 31, 2007, a decrease in short-term investments and restricted cash of $18.2 million and proceeds of $4.0 million from the sale of our BEMA technology accounted for the most significant cash flows provided by investing activities offset by a cash deposit of $118.8 million as security for the appeal bond, our acquisition of ForSight Newco. II, Inc. and capital expenditures. We used $42.7 million in the acquisition of ForSight Newco. II, Inc. and $2.0 million for the purchase of property, plant and equipment.
For the year ended December 31, 2007, our cash flows used in financing activities consisted primarily of common shares repurchased, net of share repurchase costs, for $5.9 million offset by cash receipts of $1.3 million from stock option exercises.

Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2007, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 25 days. If market interest rates were to increase immediately and uniformly by a hundred basis points from levels as at December 31, 2007, the fair value of the portfolio would decline by an immaterial amount due to the short remaining maturity period.
At December 31, 2007, we had $126.7 million in cash and cash equivalents and $172.5 million of debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt, we held at least the equivalent amount in U.S. dollar denominated cash, cash equivalents, accounts receivables and foreign currency contracts such that if the U.S. dollar were to increase in value by 10% against the Canadian dollar, the increase in the fair value of our $172.5 million U.S. dollar denominated debt would be mostly offset by the increase in fair value of our U.S. dollar-denominated cash, cash equivalents, accounts receivables and foreign currency contracts, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains or losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our expected future foreign currency cash flows. The net unrealized gains in respect of such foreign currency contracts for 2007 was $1.2 million, and were included as part of the net foreign exchange losses in our results of operations.
At December 31, 2007, we have outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts to sell USD	2008	USD 60.0	0.97720 per USD

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
In the normal course of business, we enter into product supply agreements with contract manufacturers that contain commitments which expire at various dates through 2012 as well as other purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office equipment and office space. The minimum annual commitments related to these agreements and our convertible debt are as follows:

(in thousands of U.S. dollars)	Payments due by period
Contractual Obligations[1]	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible Debt:[2]
Principal	$172,500	$172,500	$—	$—	$—
Interest	3,644	3,644	—	—	—
Operating Leases [3]	835	233	602	—	—
Purchase Obligations [4]	28,056	24,826	2,789	441	—

Total	$205,035	$201,203	$3,391	$441	$—

1.	Upon the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007, we recorded long-term uncertain tax liabilities of $1.8 million. FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized an additional long-term uncertain tax liability of $0.2 million during the year for a total of $2.1 million as of December 31, 2007. At this time, we are unable to make a reasonably reliable estimate of the timing of future payments, if any, due to uncertainties in the timing of future outcomes of tax audits that may arise. As a result, uncertain tax liabilities are not included in the table above.

2.	Convertible debt relates to the $172.5 million aggregate principal amount of 3% convertible senior notes described above. The amounts in the table above include interest and principal payable to 2008 assuming holders of the notes redeem on the earliest permitted redemption date of September 15, 2008. If redemption does not occur until the due date in 2023, total interest payable will be $86.4 million.

3.	Operating leases comprise our long-term leases of photocopiers, office space and postage meters.

4.	Purchase obligations comprise minimum purchase requirements of our product supply agreements with contract manufacturers ($25.2 million) and other outstanding purchase commitments related to the normal course of business ($3.7 million).
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
General
Our cash resources and working capital, cash flow from operations, and other available financing resources will be utilized to fund current product development programs, operating requirements, debt requirements, and expected amounts under the restructuring programs. We plan to generate additional capital as part of the strategic initiatives announced by our Board of Directors in January 2008 which involve primarily the sale of assets and reduction in workforce. No assurance can be given that these initiatives will be successful. If adequate capital is not available, our business could be materially and adversely affected. Other factors that may affect our future capital requirements include: the status of competitors; the outcome of legal proceedings and damage awards; the progress of our R&D programs including preclinical and clinical testing; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, marketing and support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.
On August 1, 2007, in order to stay the execution and enforcement of the judgment in the MEEI litigation pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide its cash, as security, to the bonding company in the full amount of the appeal bond and was included in restricted cash on our Consolidated Balance Sheet as at December 31, 2007. We may provide additional cash security in the amount of the royalties accrued and accruing under the judgment. These amounts will be included as restricted cash on our Consolidated Balance Sheets if and when we deposit the additional security.
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
FACTORS AFFECTING OUR BUSINESS AND PROSPECTS
There are many factors that affect our business and the results of our operations, some of which are beyond our control. These factors include:
•	the failure to sell certain of our key assets that are part of the strategic initiatives announced by our Board of Directors,

•	the failure of acquisitions to achieve anticipated results,

•	competitive factors that may limit our ability to market our products,

•	insufficient cash flow that could affect our debt financing and create refinancing risk,

•	failure to generate sufficient revenue, which could impair our debt service payments,

•	the failure to succeed with new products,

•	our inability to obtain and enforce patents to protect our property rights,

•	our dependence on contract manufacturers,

•	potential liability for environmental contamination, which could result in substantial costs,

•	our failure to successfully address competition for our products,

•	adverse outcome in ongoing litigation,

•	our dependence on third parties to market our products,

•	efforts of governmental authorities and third party payors to limit or reduce reimbursement for our products,

•	the inability to successfully develop and launch replacements for products that lose patent protection,

•	impact of product liability claims,

•	impact of regulatory approvals on the marketing of products,

•	failure to achieve projected development goals within anticipated timeframes, and

•	our ability to attract and retain key employees.

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
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
Deloitte & Touche LLP, the independent registered chartered accountants that audited our December 31, 2007 consolidated annual financial statements, has issued an attestation report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of
QLT Inc.
We have audited the internal control over financial reporting of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
February 27, 2008

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of
QLT INC.
We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, the company changed its method of accounting for stock-based compensation during the year ended December 31, 2006 as a result of adopting Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
February 27, 2008

CONSOLIDATED BALANCE SHEETS

As at December 31,
(In thousands of U.S. dollars)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$126,731	$299,053
Short-term investment securities	—	75,163
Restricted cash	123,495	3,916
Accounts receivable (Note 4)	25,257	38,872
Income taxes receivable	48,421	4,049
Inventories (Note 5)	18,511	34,268
Current portion of deferred income tax assets (Note 18)	19,392	8,657
Other (Note 6)	11,930	14,031

	373,737	478,009

Property, plant and equipment (Note 7)	52,750	50,497
Deferred income tax assets (Note 18)	7,041	9,838
Goodwill (Note 9)	94,903	98,641
Long-term inventories and other long-term assets (Note 10)	20,556	2,121

	$548,987	$639,106

LIABILITIES
Current liabilities
Accounts payable	$8,486	$15,255
Income taxes payable	—	29
Accrued restructuring charge (Note 17)	153	2,383
Accrued liabilities (Note 11)	123,294	125,805
Convertible debt (Note 12)	172,500	—
Current portion of deferred revenue	8,431	11,508
Current portion of deferred income tax liabilities (Note 18)	11,291	—

	324,155	154,980

Deferred income tax liabilities (Note 18)	—	5,483
Uncertain tax position liabilities	2,070	—
Deferred revenue	2,939	2,929
Convertible debt (Note 12)	—	172,500

	329,164	335,892

COMMITMENTS AND GUARANTEES (NOTE 21)
CONTINGENCIES (NOTE 23)

SHAREHOLDERS’ EQUITY
Share capital (Note 14)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	702,221	708,206
December 31, 2007 —74,620,328 shares
December 31, 2006 —75,188,980 shares
Additional paid in-capital	119,779	114,724
Accumulated deficit	(714,455)	(603,251)
Accumulated other comprehensive income	112,278	83,535

	219,823	303,214

	$548,987	$639,106

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,
(In thousands of U.S. dollars except per share information)	2007	2006	2005

Revenues
Net product revenue (Note 15)	$95,857	$151,860	$204,046
Royalties	30,362	21,099	15,816
Contract research and development (Note 16)	299	1,155	9,251
Licensing and milestones	1,387	976	724

	127,905	175,090	229,837

Costs and expenses
Cost of sales	45,396	42,191	46,056
Accrued cost of sales re: MEEI (Note 23)	2,830	—	—
Research and development	46,428	56,428	63,330
Selling, general and administrative	27,414	42,228	22,975
Depreciation	6,505	6,255	6,768
Amortization of intangibles	—	—	6,334
Litigation settlement (Note 23)	110,162	112,500	—
Impairment of goodwill and other intangible assets	—	—	401,085
Impairment of plant and equipment	—	—	6,955
Purchase of in-process research and development	42,865	—	—
Restructuring charge (Note 17)	938	2,828	8,042

	282,538	262,430	561,545

Operating loss	(154,633)	(87,340)	(331,708)

Investment and other income (loss)
Net foreign exchange (loss) gains	(1,743)	(3,706)	4,152
Interest income	14,278	20,488	13,203
Interest expense	(9,026)	(6,595)	(6,357)
Other gains	4,813	2,773	49

Loss before income taxes	(146,311)	(74,380)	(320,661)

Recovery of (provision for) income taxes (Note 18)	36,575	(9,035)	7,177

Loss from continuing operations	$(109,736)	$(83,415)	$(313,484)

Loss from discontinued operations, net of income tax (Note 19)	(261)	(18,190)	(11,928)

Net loss	$(109,997)	$(101,605)	$(325,412)

Basic net loss per common share
Continuing operations	$(1.47)	$(0.99)	$(3.38)
Discontinued operations	(0.00)	(0.22)	(0.13)

Net loss	$(1.47)	$(1.20)	$(3.51)

Diluted net loss per common share
Continuing operations	$(1.47)	$(0.99)	$(3.38)
Discontinued operations	(0.00)	(0.22)	(0.13)

Net loss	$(1.47)	$(1.20)	$(3.51)

Weighted average number of common shares outstanding (thousands)
Basic	74,907	84,596	92,637
Diluted	74,907	84,596	92,637

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,
(In thousands of U.S. dollars)	2007	2006	2005

Cash flows (used in) provided by operating activities
Net loss	$(109,997)	$(101,605)	$(325,412)
Adjustments to reconcile net income to net cash from operating activities
Impairment of goodwill and other intangible assets	—	—	410,534
Impairment of plant and equipment	—	—	6,955
Write-down of assets held for sale	—	8,592	—
In-process research and development	42,865	—	—
Amortization of intangibles	—	78	6,915
Depreciation	6,710	7,087	8,088
Write-down of fixed assets, investments and deposit	403	1,013	—
Write-down of inventory	3,074	2,584	—
Amortization of deferred financing expenses	1,290	1,218	1,139
Gain on sale of assets	(3,989)	—	—
Share-based compensation	3,502	4,284	—
Unrealized foreign exchange gains	(22,420)	(9,503)	(6,919)
Tax loss utilization	3,738	—	—
Interest earned on restricted cash	(2,509)	(41)	—
Deferred income taxes	3,918	(10,471)	(36,189)
Loss on disposal of assets held for sale	—	8,001	—
Litigation	110,162	—	—
Accrued cost of sales re: MEEI	2,830	—	—
Changes in non-cash operating assets and liabilities
Sale (purchase) of trading securities	58,357	(58,357)	—
Accounts receivable	16,800	7,137	12,963
Inventories	(3,191)	6,573	275
Other current assets	5,590	6,351	(5,761)
Accounts payable	(6,254)	(476)	2,661
Income tax (receivable) payable	(44,429)	(21,694)	16,190
Accrued restructuring charge	(2,306)	(2,836)	5,134
Other accrued liabilities	(116,238)	107,837	(11,697)
Deferred revenue	(4,763)	1,396	10,582

	(56,857)	(42,832)	95,458

Cash (used in) provided by investing activities
Appeal bond collateral	(118,781)	—	—
Short-term investment securities	16,435	112,834	(5,970)
Restricted cash	1,689	(3,875)	—
Purchase of property, plant and equipment	(2,034)	(6,546)	(7,726)
Proceeds on disposal of property and equipment	—	20,728	—
Proceeds on sale of assets	4,035	—	—
Other acquisition related costs	(32)	—	(1,012)
Acquisition of ForSight Newco. II, Inc.	(42,631)	—	—

	(141,319)	123,141	(14,708)

Cash used in financing activities
Common shares repurchased, net of fees	(5,878)	(129,433)	(27,754)
Issuance of common shares	1,260	817	12,879

	(4,618)	(128,616)	(14,875)

Effect of exchange rate changes on cash and cash equivalents	30,472	1,561	2,837

Net (decrease) increase in cash and cash equivalents	(172,322)	(46,746)	68,712

Year ended December 31,
(In thousands of U.S. dollars)	2007	2006	2005

Cash and cash equivalents, beginning of year	299,053	345,799	277,087

Cash and cash equivalents, end of year	$126,731	$299,053	$345,799

Supplementary cash flow information:

Interest paid	$5,861	$5,792	$5,830
Income taxes paid	148	40,235	7,119

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
(All amounts except share and per share			Additional	Other			Total
information are expressed in thousands	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
of U.S. dollars)	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity

Balance at December 31, 2004	92,021,572	$848,498	$92,193	$89,882	$(173,794)	—	$856,779
Exercise of stock options at prices ranging from CAD$12.10 to CAD $13.35 per share and U.S. $2.63 - U.S. $16.22 per share	1,304,509	25,068	(15,593)	—	—	—	9,475
Exercise of warrant at U.S. $3.39 per share	1,000,000	19,594	(16,204)	—	—	—	3,390
Common share repurchase	(3,141,400)	(31,484)	6,169	—	(2,439)	—	(27,754)

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	9,792	—	$9,792	9,792
Unrealized (loss) on available for sale securities	—	—	—	(159)	—	(159)	(159)
Net loss	—	—	—	—	(325,412)	(325,412)	(325,412)
Comprehensive loss	—	—	—	—	—	$(315,779)	—

Balance at December 31, 2005	91,184,681	$861,676	$66,565	$99,515 (1)	$(501,645)	—	$526,111

Exercise of stock options at prices ranging from CAD$7.79 to CAD $9.22 per share and U.S. $2.89 - U.S. $8.64 per share	127,299	2,387	(1,574)	—	—	—	813
Stock-based compensation	—	—	4,586	—	—	—	4,586
Common share repurchase	(16,123,000)	(155,857)	45,147	—	—	—	(110,710)

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(16,187)	—	$(16,187)	(16,187)
Unrealized (loss) on available for sale securities	—	—	—	207	—	207	207
Net Income	—	—	—	—	(101,605)	(101,605)	(101,605)
Comprehensive loss	—	—	—	—	—	(117,585)	—

Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535 (1)	$(603,251)	—	$303,214

Adjustment for the adoption of FASB Interpretation No. 48					(1,207)		(1,207)
Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.84 per share and U.S. $2.89 - U.S. $9.29 per share	181,348	2,597	(1,344)	—	—	—	1,253
Stock-based compensation	—	—	3,696	—	—	—	3,696
Common share repurchase	(750,000)	(8,582)	2,703	—	—	—	(5,879)
Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	28,728	—	$28,728	28,728

				Accumulated
(All amounts except share and per share			Additional	Other			Total
information are expressed in thousands	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
of U.S. dollars)	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity

Unrealized gain on available for sale securities	—	—	—	15	—	15	15
Net Income	—	—	—	—	(109,997)	(109,997)	(109,997)
Comprehensive loss	—	—	—	—	—	(81,254)	—

Balance at December 31, 2007	74,620,328	$702,221	$119,779	$112,278 (1)	$(714,455)	—	$219,823

(1)	At December 31, 2007, our accumulated other comprehensive income are related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting with an insignificant amount due to unrealized loss on available for sale securities.
See the accompanying “Notes to the Consolidated Financial Statements”.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We are a global biopharmaceutical company with two commercial products, Visudyne® and Eligard®, which were derived from our two unique technology platforms, photodynamic therapy and Atrigel®. Our research and development efforts are focused on pharmaceutical products in the fields of ophthalmology and dermatology.
1. BASIS OF PRESENTATION
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts herein are expressed in U.S. dollars unless otherwise noted.
In December 2006, we completed the sale of certain non-core assets, including the generic dermatology business, dental business and the related manufacturing facility owned by QLT USA in Fort Collins, Colorado. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations of the generic dermatology and dental businesses for the current and prior periods have been reported as discontinued operations. (See Note 19 - “Discontinued Operations.”)
2. PRINCIPLES OF CONSOLIDATION
These consolidated financial statements include the accounts of QLT Inc. and its subsidiaries, all of which are wholly owned. The principal subsidiaries included in our consolidated financial statements are QLT USA, Inc., QLT Plug Delivery, Inc. and QLT Therapeutics, Inc., all of whom are incorporated in the state of Delaware in the United States of America. All significant intercompany transactions have been eliminated.
3. SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, litigation contingencies, provisions for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net assets acquisition or purchase business combinations, stock-based compensation, provisions for taxes, accruals for current income-taxes receivable, determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management.
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

Cash, Cash Equivalents and Short-term Investment Securities
Cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. Short-term investment securities consist of the following: (a) investment-grade interest bearing instruments with maturities between three months and one year at the date of purchase; and (b) auction rate securities with auction reset periods less than 12 months. At December 31, 2006, certain of our short term investment securities were designated as trading securities and any related unrealized gains or losses were included in earnings. We report available-for-sale investments, if any, at fair value as of each balance sheet date and include any unrealized holding gains and losses in shareholders’ equity. At December 31, 2007 we did not hold auction rate securities or asset backed commercial paper.
Inventories
Raw materials and supplies inventories are carried at the lower of actual cost and net realizable value. Finished goods and work-in-process inventories are carried at the lower of weighted average cost and net realizable value. We record a provision for non-completion of product inventory to provide for potential failure of inventory batches in production to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision quarterly based on actual production volume and actual non-completion experience. Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors.
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
On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. and its proprietary punctal plug technology for a cash payment of $41.4 million on closing and future contingent consideration in the nature of milestone payments and royalties on net sales of products. The aggregate consideration for the acquisition of ForSight Newco II was $42.3 million, which included acquisition related expenditure of $0.9 million. We allocated the purchase price to the fair value of the acquired tangible and intangible assets, including IPR&D. The IPR&D relates to the proprietary ocular punctal plug drug delivery system. We recorded the acquisition of ForSight Newco II as a purchase of net assets in accordance with SFAS No. 141, Business Combinations, which referenced the criteria in EITF 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business for evaluating whether a business or assets have been received in a transaction.
Goodwill Impairment
In accordance with Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix (now QLT USA). During the third quarter of 2007, we performed our annual impairment test, and did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount.
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
With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis we are responsible for Visudyne manufacturing and product supply, and Novartis is responsible for marketing and distribution of Visudyne. Our agreement with Novartis provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis, (2) an amount equal to 50% of Novartis’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis’ ability to market and distribute Visudyne to end customers.

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
Contract Research and Development
Contract research and development revenues consist of non-refundable research and development funding under agreements with third parties with whom we have research or development relationships or licenses. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates, and is recognized as revenue at the time research and development activities are performed under the terms of those agreements. For fixed price contracts, we recognize contract research and development revenue over the term of the agreement consistent with the pattern of work performed. Amounts received under those agreements for work actually performed are non-refundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract research and development revenues earned in excess of payments received are classified as contract research and development receivables and payments received in advance of revenue recognition are recorded as deferred revenue. (See Note 4 — “Accounts Receivable” and Note 16 — “Contract Research and Development”)
Licensing and Milestones
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
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis sells to end customers. Cost of sales related to the production of various Eligard products are charged against earnings in the period of the related product sale to our commercial licensees. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and various Eligard products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our commercial licensees or in the case of Visudyne, by Novartis to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion. The provision is calculated at each stage of the manufacturing process. Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded based on forecasted future demand and market conditions.
Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, (“SFAS 123R”) using the modified prospective method. SFAS 123R requires stock-based compensation to be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS123. As stock-based compensation expenses recognized in the statement of income for the years ended December 31, 2007 and December 31, 2006 were based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Previously, in the pro forma information required under SFAS 123, we accounted for forfeitures as they occurred. Under the modified prospective application, prior periods are not revised for comparative purposes.
For the years ended December 31, 2007 and December 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
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
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. (See Note 18 — Income Taxes for a discussion of the adoption of Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes.)

Derivative Financial Instruments
We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net earnings and cash flows. The foreign exchange contracts are not designated as hedging instruments, and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. Details of foreign exchange contracts outstanding at December 31, 2007 are described in Note 20 — “Financial Instruments and Concentration of Credit Risk”.
Discontinued Operations
In December 2006, we completed the sale of certain non-core assets, principally the generic dermatology business, dental business and related manufacturing facility of QLT USA in Fort Collins, Colorado. The results of operations, including the loss on disposal, for these businesses classified as held for sale, were excluded from continuing operations and reported as discontinued operations for the current and prior periods. Additionally, segment information does not include the results of businesses classified as discontinued operations.
Contingencies Related to Legal Proceedings
We are involved in a number of legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal proceedings, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or a range cannot reasonably be estimated, no liability is recorded in the consolidated financial statements. Details of our potentially material legal proceedings are described in Note 23 — Contingencies. As of December 31, 2007, except for the liability accrued in relation to the MEEI judgment, no other reserve has been established related to legal proceedings.
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

The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except per share data)	2007	2006	2005

Numerator:
Loss from continuing operations	$(109,736)	$(83,415)	$(313,484)
Loss from discontinued operations, net of tax	(261)	(18,190)	(11,928)

Net loss	$(109,997)	$(101,605)	$(325,412)
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—	—

Adjusted loss	$(109,997)	$(101,605)	$(325,412)

Denominator: (thousands)
Weighted average common shares outstanding	74,907	84,596	92,637
Effect of dilutive securities:
Stock options	—	—	—
Convertible senior notes	—	—	—

Diluted potential common shares	—	—	—

Diluted weighted average common shares outstanding	74,907	84,596	92,637

Basic net loss per common share:
Continuing operations	$(1.47)	$(0.99)	$(3.38)
Discontinued operations	(0.00)	(0.22)	(0.13)

Net loss	$(1.47)	$(1.20)	$(3.51)

Diluted net loss per common share:
Continuing operations	$(1.47)	$(0.99)	$(3.38)
Discontinued operations	(0.00)	(0.22)	(0.13)

Net loss	$(1.47)	$(1.20)	$(3.51)

Excluded from the calculation of diluted net loss per common share for all years presented were 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes because their effect was anti-dilutive. Also excluded from the calculation of diluted net loss per common share for the year ended December 31, 2007 were 5,645,755 shares (in 2006 — 6,978,577 shares, in 2005 — 9,647,224 shares) related to stock options because their effect was anti-dilutive.
Recently Issued Accounting Standards
We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, disclosures, and transition. See Note 18 — Income Taxes in “Notes to the Consolidated Financial Statements” in this Report for additional information, including the effects of adoption on our Consolidated Balance Sheets.
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB statement 133 and 140 (“SFAS 155”). This Statement simplifies accounting for certain hybrid financial statements by permitting fair value remeasurements for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our financial conditions, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements and is effective for fiscal periods beginning after November 15, 2007. We believe the adoption of SFAS 157 will not have a material impact on our financial condition, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. We currently do not anticipate utilizing the fair value option permitted by SFAS 159.
In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. The provisions of Issue No. 07-3 are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Entities are required to report the effects of applying this Issue prospectively for new contracts entered into on or after December 15, 2007. We believe the adoption of Issue No. 07-3 will not have a material impact on our financial condition, results of operations or cash flows.
In November 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangement Related to the Development and Commercialization of Intellectual Property. Issue No. 07-1 defines collaborative arrangement and establishes standards for the reporting of costs incurred and revenues generated from collaborative arrangements and disclosure requirements. The provisions of Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this consensus on our Consolidated Financial Statements.
In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”) which replaced SFAS 141. This statement retains the purchase method of accounting for acquisitions but made a number of changes including the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. This statement will apply prospectively to business combinations for which the acquisition date occurs in the fiscal year beginning on or after December 15, 2008. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Fulletin No. 51 (“SFAS 160”) which requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity, to clearly present the consolidated net income attributable to the parent and the noncontrolling interest on the face of the consolidated statement of income, and to account for transactions between an entity and noncontrolling interests as equity transactions. Additionally, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. This statement is effective for fiscal periods beginning after December 31, 2008. We believe the adoption of SFAS 160 will not have a material impact on our financial condition, results of operations or cash flows.
4. ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	2007	2006

Visudyne®	$11,609	$24,542
Royalties	8,193	8,769
Contract research and development	213	641
Eligard® product shipments	5,049	2,611
Trade and other	318	2,434
Allowance for doubtful accounts	(125)	(125)

	$25,257	$38,872

Accounts receivable — Visudyne represents amounts due from Novartis and consists of our 50% share of Novartis ‘ net proceeds from Visudyne sales, amounts due from the sale of bulk Visudyne to Novartis and reimbursement of specified royalty and other costs. The allowance for doubtful accounts has been provided for specifically identified accounts.

5. INVENTORIES

(In thousands of U.S. dollars)	2007	2006

Raw materials and supplies	$12,653	$10,723
Work-in-process	33,819	27,981
Finished goods	67	676
Provision for excess inventory	(3,020)	—
Provision for non-completion of product inventory	(4,613)	(5,112)

	$38,906	$34,268
Less: Long-term inventory, net of provisions	20,395	—

	$18,511	$34,268

We review our inventory quantities against our forecast of future demand and market conditions and if necessary, provide a reserve for potential excess or obsolete inventory. During 2007, we reviewed our Visudyne inventory quantities and concluded that based on our forecast of future Visudyne demand, certain early stage materials related to the manufacture of Visudyne are potential excess inventory. As a result, we recorded a provision for excess inventory of $3.0 million, all of which was applied against our long-term inventory.
We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the year ended December 31, 2007, we charged $2.6 million against the provision for non-completion of product inventory as a result of batch failures. At December 31, 2007, $2.3 million of the provision for non-completion of product inventory was related to long-term inventory. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors (See Note 10 — Other Long-Term Assets.)
6. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	2007	2006

Inventory in transit held by Novartis	$7,995	$10,677
Foreign exchange contracts	1,236	—
Deferred financing expenses	863	—
Prepaid expenses and other	1,836	3,354

	$11,930	$14,031

Inventory in transit comprises finished goods that have been shipped to and are held by Novartis. Under the terms of the PDT Product Development, Manufacturing and Distribution Agreement, upon delivery of inventory to Novartis, we are entitled to an advance equal to our cost of inventory. The inventory is also included in deferred revenue at cost, and will be recognized as revenue in the period of the related product sale and delivery by Novartis to third parties, where collection is reasonably assured.
Deferred financing expenses represent debt issue costs related to the convertible senior notes, net of amortization and are being amortized over five years commencing August 2003.

7. PROPERTY, PLANT AND EQUIPMENT

	2007
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Buildings	$37,488	$10,526	$26,962
Office furnishings, fixtures, and other	6,356	5,044	1,312
Research equipment	17,194	11,772	5,422
Commercial manufacturing equipment	13,306	6,488	6,818
Computer hardware and operating system	23,067	18,018	5,049
Land	7,187	—	7,187

	$104,598	$51,848	$52,750

	2006
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Buildings	$30,663	$7,036	$23,627
Office furnishings, fixtures, and other	7,959	5,102	2,857
Research equipment	13,902	8,704	5,198
Commercial manufacturing equipment	11,658	4,506	7,152
Computer hardware and operating system	19,119	13,611	5,508
Land	6,155	—	6,155

	$89,456	$38,959	$50,497

8. ACQUISITION OF FORSIGHT NEWCO II, INC.
On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. for a cash payment of $41.4 million on closing and future contingent consideration in the nature of milestone payments and royalties on net sales of products. The milestone payments consist of a one-time $5 million payment upon the initiation of a phase III clinical trial for the first product, $20 million on first commercialization of each of the first two products using the proprietary technology, and $15 million on first commercialization of each subsequent product. ForSight Newco II owns certain patent applications with respect to its proprietary ocular punctal plug drug delivery system. On October 18, 2007, ForSight Newco II, Inc.’s name was changed to QLT Plug Delivery, Inc.
The aggregate consideration for the acquisition of ForSight Newco II was $42.3 million, which included acquisition related expenditures of $0.9 million. The total consideration, including acquisition related expenditures, was allocated based on management’s assessment as to the estimated fair values of the acquired assets and liabilities on the acquisition date. The allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities is a follows:

(In thousands of U.S. dollars)
Purchase Price
Cash paid	(41,447)
Acquisition costs	(891)

(42,338)

Assets & Liabilities Acquired
Net working capital	(83)
Property & Equipment	108
Accrued change of control bonus	(552)
In-process R&D	42,865

42,338

The acquired in-process R&D, or “IPR&D,” related to the proprietary ocular punctal plug drug delivery system. As of the acquisition date, the punctal plug drug delivery system had not reached technological feasibility and required substantial amount of time and costs to complete. Prior to commercialization, approvals by the U.S. Food and Drug Administration and other regulatory agencies are still required. Accordingly, we allocated to IPR&D and charged to expense $42.9 million representing the portion of the purchase price attributable to the punctal plug drug delivery system.
We calculated the charge to IPR&D by determining the fair value of the punctal plug drug delivery system using the income approach. Under the income approach, expected future after-tax cash flows are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, product sales cycles, and the estimated life of the product’s underlying technology. Estimated operating expenses, and income taxes were deducted from estimated revenues to determine estimated after-tax cash flows. These projected future cash flows were further adjusted for risks inherent in the development life cycle. These forecasted cash flows were then discounted based on our estimated weighted average cost of capital.
We recorded the acquisition of ForSight Newco II as a purchase of net assets in accordance with SFAS No. 141, Business Combinations, which referenced the criteria in EITF 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business for evaluating whether a business or assets have been received in a transaction.
9. GOODWILL AND INTANGIBLE ASSETS
As discussed in Note 3 — Significant Accounting Policies, we perform regular reviews to determine if the carrying values of our goodwill and purchased intangible assets may be impaired. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of the assets may not be recovered.
We did not identify any potential impairment of goodwill during 2007 and 2006 as the fair value of our reporting unit exceeded its carrying amount. Impairment of intangible assets related to our generic dermatology business was included in loss from discontinued operations in 2006.
During the fourth quarter of 2005, events and circumstances indicated impairment of goodwill and intangible assets acquired in connection with our acquisition of Atrix Laboratories, Inc. Indicators of impairment in the fourth quarter of 2005 included: lower projection for future Eligard sales based on lower than expected sales of Eligard in 2005; recent adverse court decisions in the ongoing litigation related to Eligard; lower projection for future Aczone revenue based on new market research; our decision to seek partners for future Atrigel programs; and revised forecasts for Atrigel products in development. We measured the impairment loss based on the amount by which the carrying value of the assets exceeded their fair value. Our measurement of fair value was based on a blend of analyses which includes future discounted cash flows, comparison with companies of similar industry and/or size, consideration of the recent price of our common shares, and other qualitative factors. Based on our analysis, in the fourth quarter of 2005 we recorded a charge of $410.5 million to reduce the carrying value of our goodwill to $104.0 million and our intangible assets to $6.9 million.

Intangible assets and goodwill are detailed as follows:

		Developed
(In thousands of U.S. dollars)	Goodwill	Technology	Trademark	Total

Cost	$409,586	$111,600	$8,000	$529,186
Accumulated amortization	—	(7,244)	(524)	(7,768)
Impairment losses	(305,628)	(97,430)	(7,476)	(410,534)

Balance as of December 31, 2005	103,958	6,926	—	110,884
Amortization	—	(78)	—	(78)
Allocation to loss from discontinued operations	(5,317)	(6,848)	—	(12,165)

Balance as of December 31, 2006	$98,641	$—	$—	$98,641
Reduction in valuation allowance against deferred tax assets	(3,738)	—	—	(3,738)

Balance as of December 31, 2007	$94,903	$—	$—	$94,903

Our developed technology consisted of dermatology products that were approved by the FDA at the time of the acquisition in November 2004. Developed technology was amortized on a straight-line basis over its estimated useful life of 16 years until it was classified as held for sale during the first quarter of 2006 and subsequently sold in the fourth quarter of 2006.
10. OTHER LONG-TERM ASSETS

(In thousands of U.S. dollars)	2007	2006

Inventory, net of provisions	$20,395	$—
Deferred financing expenses	—	1,922
Other	161	199

	$20,556	$2,121

11. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	2007	2006

Royalties	$1,033	$1,723
Compensation	5,263	4,683
Separation costs	—	1,107
Foreign exchange contracts	—	2,011
Atrix acquisition costs	—	147
Interest	1,560	1,936
Litigation settlement — TAP	—	112,500
Litigation charge — MEEI judgment (Note 23)	115,027	—
Other	411	1,698

	$123,294	$125,805

12. CONVERTIBLE DEBT
In August 2003, we issued $172.5 million aggregate principal amount of convertible senior notes due in 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004. Holders of the convertible senior notes have the right to require us to redeem these notes, for cash, at their issue price plus accrued interest on September 15 in each of 2008, 2013, and 2018. Since the first redemption date is within nine months of the date of this report and we believe it is likely that most of the convertible senior notes will be redeemed on the first redemption date, we have classified our convertible debt as a current liability.
13. FOREIGN EXCHANGE FACILITIES
During the third quarter of 2007, we terminated one foreign exchange credit facility, and currently have two foreign exchange facilities with two separate financial institutions for the sole purpose of entering into foreign exchange contracts.
The two facilities have similar terms and allow us to enter into a combined maximum of $550.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. These foreign exchange facilities are secured by money market instruments based on our contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At December 31, 2007, money market instruments totalling $7.5 million were pledged as security for these foreign exchange facilities. (See Note 20 — Financial Instruments and Concentration of Credit Risk.)
14. SHARE CAPITAL
(a)	Authorized Shares

There were no changes to the authorized share capital of QLT during the three-year period ended December 31, 2007.

(b)	Share Buy-Back Program

On April 28, 2005, we announced a share buy-back program pursuant to which we could purchase up to $50.0 million of our common shares over a two-year period. In December 2005 we increased the amount that could be purchased to $100.0 million of our common shares over a two-year period ending May 2007. The share purchases were made as a normal course issuer bid and were effected in the open market through the facilities of The Toronto Stock Exchange and the NASDAQ Stock Market, and in accordance with all regulatory requirements. Cumulative purchases under this program from May 2005 to July 2006 were 6,264,400 common shares at an average price of $8.20, for a total cost of $51.3 million.

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

(d)	Stock Options

We currently maintain four equity compensation plans which provide for the issuance of common shares to employees, officers and directors, all of which have been approved by the shareholders, namely the 1998 Incentive Stock Option Plan, the 2000 Incentive Stock Option Plan, the 1987 Atrix Performance Stock Option Plan and the 2000 Atrix Performance Stock Option Plan.

As of February 27, 2008, no QLT securities remain available for issuance under the 1998 Stock Option Plan or the 1987 Atrix Performance Stock Option Plan, however, both of these plans remain in effect for so long as options previously granted under these plans remain outstanding.

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

Exercise Period

Although the plans provide discretion to the Compensation Committee or QLT’s board to have an exercise period of up to 10 years, all options granted under the 1998 Incentive Stock Option Plan and the 2000 Incentive Stock Option Plan have an exercise period of 5 years. Under 1987 Atrix Performance Stock Option Plan and the 2000 Atrix Performance Stock Option Plan, Atrix previously provided a 10 year exercise period to optionees. However, since our acquisition of Atrix on November 19, 2004, all options granted under the 2000 Atrix Performance Stock Option Plan have been given a 5 year exercise period. No options have been granted under the 1987 Atrix Performance Stock Option Plan since the acquisition.

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

All options granted under the 1987 Atrix Performance Stock Option Plan and the 2000 Atrix Performance Stock Option Plan prior to our acquisition of Atrix became 100% vested as a condition of the transaction. Since the acquisition of Atrix, options granted under the 2000 Atrix Performance Stock Option Plan have vested monthly over 36 months.

Below is a summary of certain of the key terms of each of the equity compensation plans that we currently maintain:
(i)	1998 Incentive Stock Option Plan, or 1998 Plan

Share Reserve. The number of Common Shares which may be reserved for issuance pursuant to options granted under the 1998 Incentive Stock Option Plan shall not exceed, in the aggregate, 5,000,000. The number of common shares reserved for issuance to any one person under this plan shall not, in the aggregate, exceed five percent of QLT’s issued and outstanding common shares (on a non-diluted basis). At December 31, 2007, options to purchase an aggregate total of 56,750 common shares were outstanding under the 1998 Plan and exercisable in the future at CAD $12.10 per common share.
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

(ii)	2000 Incentive Stock Option Plan, or 2000 Plan

Share Reserve. We have reserved an aggregate of 7,000,000 common shares for issuance under the 2000 Incentive Stock Option Plan. Common shares with respect to options that are not exercised in full will be available for grant under subsequent options under this plan. In addition, the number of common shares reserved for issuance to any one person shall not, in the aggregate, exceed five percent of the issued and outstanding common shares (on a non-diluted basis). The Committee will not grant options to a Director who is not an employee or executive of QLT where such grant will result in those Directors who are not employees or executives of QLT and who hold options under this plan, holding, in the aggregate, more than 0.25% of the issued and outstanding common shares (on a non-diluted basis). At December 31, 2007, options to purchase an aggregate total of 4,296,622 common shares were outstanding under the 2000 Plan and exercisable in the future at prices ranging between CAD $4.99 and CAD $32.85 per common share.

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

If an optionee’s status as an eligible person terminates as a result of retirement or ceases to be a consultant by normal termination of the consulting agreement or ceases to be a Director of QLT, and if such optionee has worked on behalf of QLT for at least 20 years or is at least 60 years of age and has worked continuously for at least five years, all options of such optionee will become immediately vested and will be exercisable until the expiry of the options. In all other cases, all options will become immediately vested and will be exercisable for a period of the earlier of 90 days and the expiry of the options. If the optionee’s status as an eligible person is terminated for cause, the option shall terminate immediately. If an optionee’s status as an eligible person is terminated as a result of disability, the option will expire 12 months after the date of termination, or on such other date determined by the Compensation Committee and specified in the option agreement. If the optionee dies before otherwise ceasing to be an eligible person, or before the expiration of the option following such a termination, the option will expire 12 months after the date of death, or on such other date determined by the Compensation Committee and specified in the option agreement. Notwithstanding the foregoing, except as expressly permitted by our Compensation Committee, all stock options will cease to vest as at the date upon which the optionee ceases to be eligible to participate in this plan.

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

(iii)	1987 Atrix Performance Stock Option Plan, or 1987 Atrix Plan

Share Reserve. Prior to our acquisition of Atrix on November 19, 2004, an aggregate of 2,500,000 common shares of Atrix Laboratories, Inc. had been reserved for issuance under the 1987 Atrix Performance Stock Option Plan. Upon the expiration or termination of an option which has not been exercised in full, the number of common shares reserved for issuance under that option which have not been issued will become available for issue for the purpose of additional options which may be granted under this plan. Upon acquisition, we assumed the remaining options outstanding and issuable under the 1987 Atrix Performance Stock Option Plan which, after converting, provide for the issuance of up to 267,937 common shares of QLT Inc. At December 31, 2007, options to purchase an aggregate total of 10,231 common shares were outstanding under the 1987 Atrix Plan and exercisable in the future at prices ranging between U.S. $4.73 and U.S. $9.98 per common share.

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

(iv)	2000 Atrix Performance Stock Option Plan, or 2000 Atrix Plan

Share Reserve. Prior to the our acquisition of Atrix on November 19, 2004, an aggregate of 4,750,000 common shares of Atrix Laboratories, Inc. had been reserved for issuance under the 2000 Atrix Performance Stock Option Plan. Shares covered by an option grant which is forfeited or cancelled, expires or is settled in cash, shall be deemed not to have been issued for purposes of determining the maximum aggregate number of shares which may be issued under this plan. The maximum number of common shares with respect to which options may be granted to any one person in any fiscal year of Atrix shall be 400,000 shares. Where an optionee commences the provision of continuous service, the optionee may be granted options for up to an additional 300,000 shares which shall not count against the 400,000 limit. Upon acquisition, the Company assumed the remaining options outstanding and issuable under the 2000 Atrix Performance Stock Option Plan which, after converting, provide for the issuance of up to 6,794,636 common shares of QLT Inc. At December 31, 2007, options to purchase an aggregate total of 1,282,152 common shares were outstanding under the 2000 Atrix Plan and exercisable at prices ranging between U.S. $4.90 and U.S. $16.46 per common share.

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
Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

			Weighted-Average
		Weighted Average	Remaining
(In Canadian dollars)	Number of Options	Exercise Price	Contractual Term

Outstanding at December 31, 2004	6,430,398	$47.82

Granted	1,447,450	11.99
Exercised	(16,944)	13.09
Cancelled	(2,391,054)	77.45

Outstanding at December 31, 2005	5,469,850	$25.28

Granted	1,846,968	8.77
Exercised	(2,153)	7.87
Cancelled	(3,248,643)	30.19

Outstanding at December 31, 2006	4,066,022	$13.87

Granted	1,398,096	8.38
Exercised	(30,632)	8.37
Cancelled	(1,080,114)	16.40

Outstanding at December 31, 2007	4,353,372	$11.52	3.09

Exercisable at December 31, 2007	2,430,548	$13.80	2.42

Stock option activity with respect to all other Company option plans is presented below:

			Weighted-Average
		Weighted Average	Remaining
(In U.S. dollars)	Number of Options	Exercise Price	Contractual Term

Outstanding at December 31, 2004	5,970,865	$11.65

Granted	505,875	10.40
Exercised	(1,287,565)	7.22
Cancelled	(1,011,801)	12.71

Outstanding at December 31, 2005	4,177,374	$12.59

Granted	322,085	8.15
Exercised	(125,146)	6.38
Cancelled	(1,374,157)	12.86

Outstanding at December 31, 2006	3,000,156	$12.31

Granted	211,235	7.07
Exercised	(150,716)	6.89
Cancelled	(1,768,292)	12.76

Outstanding at December 31, 2007	1,292,383	$11.46	4.10

Exercisable at December 31, 2007	1,042,150	$12.42	4.08

The number of options issued and outstanding under all plans at any time is limited to 15% of the number of our issued and outstanding common shares. As of December 31, 2007, the number of options issued and outstanding under all plans was 7.57% of the issued and outstanding common shares.
We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions:

	2007	2006	2005

Annualized volatility	37.0%	44.5%	47.1%
Risk-free interest rate	4.4%	4.1%	3.5%
Expected life (years)	3.3	3.0	2.5
Dividends	0.0	0.0	0.0

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
The weighted average grant date fair value of stock options granted during the twelve months ended December 31, 2007 was CAD $2.65 and U.S. $2.24 whereas the grant date fair value of stock options granted in the twelve months ended December 31, 2006 was CAD $3.00 and U.S. $2.93. The grant date fair value of stock options granted in the twelve months ended December 31, 2005 was CAD $3.82 and U.S. $3.40. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005, was $0.3 million, $0.2 million, and $0.4 million, respectively. The aggregate intrinsic value of options outstanding and exercisable is nil.
At December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $6.4 million, which is expected to be recognized over 36 months with a weighted-average period of 2.0 years. We recorded cash received from the exercise of stock options for the years ended December 31, 2007, 2006, and 2005 of $1.3 million, $0.8 million and $0.9 million, respectively. Upon option exercise, we issue new shares of stock. The total share-based compensation cost of stock options capitalized as part of inventory for the years ended December 31, 2007 and 2006 were $0.2 million and $0.3 million, respectively.
The impact on our results of operations of recording stock-based compensation for the twelve-month period ended December 31, 2007 and December 31, 2006 were as follows:

(In thousands of U.S. dollars, except share information)	2007	2006

Cost of sales	$43	$55
Research and development	2,161	2,447
Selling, general and administrative	1,258	1,315
Restructuring	40	112
Discontinued operations	—	354

Share based compensation expense before income taxes	3,502	4,283
Related income tax benefits	(152)	—

Share based compensation, net of income taxes	$3,350	$4,283

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
The following pro forma financial information presents the net income per common share had we recognized stock-based compensation using a fair value based accounting method:

(In thousands of U.S. dollars except per share information)	2005

Net (loss) income as reported	$(325,412)
Less: Additional stock-based compensation expense under the fair value method	(7,171)

Pro forma	$(332,583)

Basic net (loss) income per common share
As reported	$(3.51)
Pro forma	(3.59)

Diluted net (loss) income per share
As reported	$(3.51)
Pro forma	(3.59)

15. NET PRODUCT REVENUE
Net product revenue was determined as follows:

(In thousands of U.S. dollars)	2007	2006	2005

Visudyne® sales by Novartis	$214,857	$353,759	$483,762
Less: Marketing and distribution costs	(103,903)	(132,669)	(142,244)
Less: Inventory costs	(17,508)	(18,275)	(24,060)
Less: Royalties to third parties	(4,546)	(7,545)	(10,699)

	$88,900	$195,270	$306,759

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$44,450	$97,635	$153,379
Add: Advance on inventory costs from Novartis	11,332	15,063	18,932
Add: Royalties reimbursed to QLT	4,516	7,622	10,431
Add: Other costs reimbursed to QLT	7,432	9,046	4,496

Revenue from Visudyne® sales	$67,730	$129,366	$187,238

Net product revenue from Eligard®	28,127	22,494	16,808

	$95,857	$151,860	$204,046

For the year ended December 31, 2007, approximately 49% (2006 — 52%, 2005 — 41%) of total Visudyne sales were in Europe, 18% (2006 — 20%, 2005 — 38%) in the United States, and 34% (2006 - 28%, 2005 — 21%) in other markets worldwide.
16. CONTRACT RESEARCH AND DEVELOPMENT
We received non-refundable research and development funding from third parties, which was recorded as contract research and development revenue. Details of our contract research and development revenue were as follows:

(In thousands of U.S. dollars)	2007	2006	2005

Visudyne® ocular programs	$—	$—	$3,685
Aczone™ programs	—	—	2,716
Eligard® programs	—	202	1,177
Others	299	953	1,673

Contract research and development revenue	$299	$1,155	$9,251

17. RESTRUCTURING CHARGE
In December 2005, we restructured our operations in order to concentrate our resources on key product development programs and business initiatives (“December 2005 Restructuring”). We provided approximately 100 affected employees with severance and support to assist with outplacement and recorded $5.0 million of restructuring charges. We have completed all activities associated with this restructuring.
On October 26, 2006, as a result of declining Visudyne sales, we announced plans to restructure our operations in order to reduce our overall cost structure going forward (“October 2006 Restructuring”). We provided approximately 80 affected employees with severance and support to assist with outplacement. We recorded $0.9 million of restructuring charge in 2007 for a cumulative total of $4.0 million. We have completed all activities associated with this restructuring and expect to pay out the remaining amounts over the next three months.

The details of our restructurings are as follows:
Severance and termination benefits accrued

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$686	$1,514	$2,200
Restructuring charge	—	936	936
Adjustments	(52)	54	2
Cash payments	(571)	(2,457)	(3,028)

Balance at December 31, 2007	63	47	110

Other related expenses accrued

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$99	$84	$183
Restructuring charge	—	—	—
Cash payments	(65)	(75)	(140)

Balance at December 31, 2007	34	9	43

Combined Total

	December 2005	October 2006
(In thousands of U. S. dollars)	Restructuring	Restructuring	Total

Balance at December 31, 2006	$785	$1,598	$2,383
Restructuring charge	—	936	936
Adjustments	(52)	54	2
Cash payments	(636)	(2,532)	(3,168)

Balance at December 31, 2007	97	56	153

18. INCOME TAXES
Uncertainty in income taxes
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

The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands of U.S. dollars)

Balance at January 1, 2007	$1,842
Increases related to current year tax positions	—
Changes in tax positions of a prior period	228
Settlements	—
Lapse of Statute of Limitations	—

Balance at December 31, 2007	$2,070

The total amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would affect the effective tax rate is $2.1 million.
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
The Company and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we believe we are subject to tax. In jurisdictions in which the Company and its subsidiaries do not believe we are subject to tax and therefore do not file income tax returns, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of the Company or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. We are not aware of any material income tax examination currently in progress by any taxing jurisdiction. Our major tax jurisdictions are Canada and the U.S. With few exceptions, the Company and its subsidiaries should not be subject to Canadian income tax examinations in respect of taxation years before 1988 and U.S. income tax examinations in respect of taxation years before 1994.
Provision for (recovery of) income taxes
Income (loss) before income taxes, discontinued operations and extraordinary gain was as follows:

(In thousands of U.S. dollars)	2007	2006	2005

Canada	$(121,948)	$44,782	$88,421
United States and other	(24,363)	(119,162)	(409,082)

Loss before income taxes and discontinued operations	$(146,311)	$(74,380)	$(320,661)

The components of the provision for (recovery of) income taxes were as follows:

(In thousands of U.S. dollars)	2007	2006	2005

Canada	$(40,518)	$9,130	$27,661
United States and other	3,943	(95)	(34,838)

Provision for (recovery of) income taxes	$(36,575)	$9,035	$(7,177)

(In thousands of U.S. dollars)	2007	2006	2005

Recovery of current and deferred income taxes	$(36,792)	$(35,295)	$(9,903)
Increase in valuation allowance	217	44,320	2,726

Provision for (recovery of) income taxes	$(36,575)	$9,035	$(7,177)

(In thousands of U.S. dollars)	2007	2006	2005

Current income taxes	$(41,507)	$19,427	$30,439
Deferred income taxes	4,932	(10,392)	(37,616)

Provision for (recovery of) income taxes	$(36,575)	$9,035	$(7,177)

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax income consisted of the following:

(In thousands of U.S. dollars)	2007	2006	2005

Loss before income taxes and discontinued operations	$(146,311)	$(74,380)	$(320,661)
Canadian statutory tax rates	34.12%	34.12%	34.86%

Expected income tax (recovery) provision	$(49,921)	$(25,378)	$(111,782)
Charge for goodwill impairment	—	—	113,265
Purchased in-process research and development	17,074	—	—
Increase in valuation allowance	217	44,330	2,726
Provincial tax credits on patent sourced income	—	(4,582)	—
Foreign tax rate differences	(1,886)	(3,498)	(8,984)
Investment tax credits	(2,532)	(1,685)	(2,261)
Recovery of prior year taxes	—	(1,576)	—
Prior year tax rate differences in loss carryback years	2,328	—	—
Realization of outside basis difference in foreign entity	(3,184)	—	—
Stock options	1,129	1,318	—
Future tax rate reductions	519	481	—
Other	(319)	(375)	(141)

Provision for (recovery of) income taxes	$(36,575)	$9,035	$(7,177)

Deferred tax assets and liabilities
The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

(In thousands of U.S. dollars)	2007	2006

Deferred tax assets
Net operating loss carryforwards	$92,698	$51,563
Litigation settlement	—	41,868
Research & development tax credit carryforwards	10,430	9,518
Capital loss carryforwards	11,709	6,302
Depreciable and amortizable assets	6,509	6,960
Provincial tax credits carryforwards on patent sourced income	5,783	4,469
Provision for non-completion of product inventory	2,294	1,651
Deferred revenue	1,633	1,457
Unpaid employee compensation	93	511
Other temporary differences	895	886

Total gross deferred income tax assets	$132,044	$125,185
Less: valuation allowance	(105,611)	(106,690)

Total deferred income tax assets	$26,433	$18,495
Less: current portion	(19,392)	(8,657)

Net long-term portion of deferred income tax assets	$7,041	$9,838

Deferred tax liabilities
Deferred tax liability associated with the tangible and intangible assets acquired in the acquisition of Atrix	$(57)	$(89)
Unrealized foreign exchange gains	(11,234)	(5,394)

Total deferred income tax liabilities	$(11,291)	$(5,483)

Net deferred income tax assets	$15,142	$13,012

In 2007, a valuation allowance continues to be applied to certain of our loss carryforwards and research and development credit carryforwards in recognition of the uncertainty that such tax benefits will be realized. There may be limitations on the utilization of our accumulated net operating losses and Federal and State tax credit carryforwards as a result of changes in control that have occurred. The bulk of our valuation allowance relates to the acquired losses and U.S. post-acquisition losses. The amount of valuation allowance related to QLT USA’s tax attributes for which subsequently recognized tax benefits will be allocated to reduce goodwill is $41.3 million.
At December 31, 2007, we had approximately $244.6 million of total operating loss carryforwards with approximately $235.9 million relating to our U.S. subsidiaries and $8.7 million relating to other foreign losses. The loss carryforwards expire at various dates through 2027. We also had approximately $10.4 million of research and development credits available for carryforward of which approximately $6.2 million were generated by our U.S. subsidiaries. The research and development credit carryforwards expire at various dates through 2027. We also had approximately $68.8 million of capital loss carryforwards of which approximately $68.7 million carryforward indefinitely. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities. The 2006 deferred tax asset of $41.9 million arose under the terms of the settlement agreement between Sanofi-Synthelabo and TAP Pharmaceutical Products Inc. and its co-plaintiffs.
The decrease in our valuation allowance in 2007 was largely the result of our US subsidiaries generating net operating profit in the year. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.
In 2006 and 2007, the combined Canadian Federal and Provincial statutory income tax rate was 34.12%.
19. DISCONTINUED OPERATIONS
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

(In thousands of U.S. dollars)	2007	2006	2005

Net revenue	$—	$15,077	$12,136

Write-down of assets held for sale	—	$(8,592)	—

Pre-tax losses	—	$(11,322)	$(16,157)
Income taxes	—	1,093	4,229

	—	(10,229)	(11,928)

Loss on disposal	$(418)	$(10,488)	—
Income tax on disposal	157	2,527	—

Net loss from discontinued operations	$(261)	$(18,190)	$(11,928)

20. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
As at December 31, 2007 and December 31, 2006, the carrying amounts for our cash and cash equivalents, short-term investment securities, restricted cash, accounts receivable, and accounts payable approximated fair value due to the short-term maturity of these financial instruments. Our convertible debt comprises $172.5 million aggregate principal amount of convertible senior notes which had a fair value of $167.1 million as of December 31, 2007 as published by an independent financial markets information provider. These notes are not listed on any securities exchange or included in any automated quotation system. The published value may not be reliable as the amounts cannot be independently verified and not all trades are reflected.
With respect to the concentration of credit risk, our accounts receivable, as at December 31, 2007 and December 31, 2006, are comprised primarily of amounts owing from Novartis and Sanofi-Synthelabo, Inc.
We purchased goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earned most of our revenues in USD and Euros (“EUR”). We entered into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future cash flows (in USD). We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a diverse group of financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts, as at December 31, 2007, was approximately $1.2 million, which was included in our results of operations and other current assets. At December 31, 2007, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

U.S. / Canadian dollar option-dated forward contracts to sell USD	2008	USD 60.0	0.97720 per USD
21. COMMITMENTS AND GUARANTEES
In the normal course of business, we enter into product supply agreements with contract manufacturers, which have purchase commitments that expire at various dates to 2012 and total $30.0 million, as well as other purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office equipment and office space. Estimated operating lease payments are $0.2 million in 2008, $0.2 million in 2009, $0.2 million in 2010 and $0.2 million in 2011. The minimum annual commitment related to these agreements payable over the next five years is as follows:

(In thousands of U.S. dollars)

Year ending December 31,
2008	$25,059
2009	1,785
2010	1,015
2011	591
2012	441
2013 and thereafter	—

Total	$28,891

In the course of our business, we regularly provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. As at December 31, 2007, no amount has been accrued related to indemnities.
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
Details of our revenues by category are as follows:
     Revenues

(In thousands of U.S. dollars)	2007	2006	2005

Visudyne®	$67,731	$129,366	$187,238
Eligard®	58,473	42,324	31,588
Other	15	1,269	1,036
Contract research and development	299	1,155	9,251
Licensing and milestones	1,387	976	724

	$127,905	$175,090	$229,837

Details of our revenues and property, plant and equipment by geographic segments are as follows:
     Revenues1

(In thousands of U.S. dollars)	2007	2006	2005

U.S.	$42,695	$54,776	$102,967
Europe	57,335	83,321	87,852
Canada	14,703	17,438	16,171
Other	13,172	19,555	22,847

	$127,905	$175,090	$229,837

Property, plant and equipment

(In thousands of U.S. dollars)	2007	2006

Canada	$49,404	$45,634
U.S.	3,346	4,863

	$52,750	50,497

(1) Revenues are attributable to a geographic segment based on the location of: (a) the customer, for net revenue and royalties; and (b) the head office of the contractor, in the case of revenues from contract research and development and collaborative arrangements.
23. CONTINGENCIES
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigations in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against QLT Inc., QLT USA, and QLT Therapeutics, Inc. which we consider to be potentially material to our business and are described below.
We are also from time to time a defendant in other litigation that are not material in the amounts claimed or that the claim is covered by insurance and that, in our reasonable judgment based on the information available to us at the time, we do not expect the damages, if we are found liable, to exceed the insured limits. QLT cannot determine the ultimate liability with respect to such legal proceedings and claims at this time.
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
As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. We also accrued, since July 2007, an additional $2.8 million based on 3.01% (the amount imposed by the Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded in the Consolidated Statements of Operations as “Accrued Cost of Sales re: MEEI”). Furthermore, we accrued $2.5 million of interest expense related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment. On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment to the United States Court of Appeals for the First Circuit. In order to stay the execution and enforcement of the judgment pending appeal, we have posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to deposit cash, as security, to the bonding company in the full amount of the appeal bond and was included in restricted cash on our Consolidated Balance Sheets as at December 31, 2007. Accrued interest of $2.4 million on the cash deposit of $118.8 million has also been included in restricted cash.

We may provide additional cash security in the amount of the royalties accrued and accruing under the judgement. These amounts will be included as restricted cash on our Consolidated Balance Sheets if and when we deposit the additional security.
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
(c) Litigation with Biolitec, Inc.
On September 26, 2006, we notified Biolitec, Inc., or “Biolitec,” that Biolitec was in default under a Distribution Supply and Service Agreement, or the “Agreement”, entered into on December 21, 2005, between QLT Therapeutics, Inc. and Biolitec, relating to the development and sale of ocular medical lasers used to activate Visudyne, and that we were therefore terminating the Agreement unless Biolitec remedied its failure to perform. On December 1, 2006, we provided Biolitec notice of termination of the Agreement. On April 6, 2007, Biolitec filed a Complaint and Demand for Jury Trial in the Hampen County Superior Court of the Commonwealth of Massachusetts for breach of contract, promissory estoppel, misrepresentation and unfair trade practices. Biolitec also filed a demand for Arbitration with the American Arbitration Association, requesting that our termination of the Agreement be deemed and ruled invalid. After removing the court action to the United States District Court for the District of Massachusetts (the “Court”), we filed a motion to dismiss the court action or to stay the proceedings pending arbitration. On April 30, 2007, we also filed counterclaims against Biolitec in the arbitration action. We asserted counterclaims for breach of contract and rescission of the Agreement, and requested $739,000 in damages, plus interest, costs and attorney fees. On May 23, 2007, the Court entered an order granting our motion to stay the proceedings pending arbitration, but denied our motion to dismiss the action.
On May 18, 2007, Biolitec filed an amended demand for arbitration with the American Arbitration Association asserting claims for breach of contract, promissory estoppel and misrepresentation relating to the Agreement. In the amended demand for arbitration, Biolitec seeks damages in the amount of $3,276,000 and a determination that our termination of the contract is invalid. Biolitec also seeks an award of attorneys’ fees and reasonable costs in prosecuting the arbitration. The final outcome of the litigation and arbitration with Biolitec is not presently determinable or estimable and accordingly, no amounts have been accrued. The arbitration with Biolitec is currently scheduled for March, 2008. The parties will report back to the Court with a status report by April 30, 2008.

24. SUBSEQUENT EVENT
On November 27, 2007, we announced the formation of a Special Committee of the Board of Directors, comprised of three independent Directors, to review all strategic alternatives available to the Company. The Special Committee has been charged with the responsibility for exploring alternative ways to maximize shareholder value, including transactions involving the sale of all or part of the assets of the Company. The Board of Directors engaged Goldman, Sachs & Co. (“Goldman Sachs”), a global investment bank, as its financial advisor to assist with identifying, evaluating and pursuing alternative strategies. On January 16, 2008, we announced that following a comprehensive business and portfolio review, the Board of Directors has decided to implement initial steps in the Company’s strategic restructure designed to enhance shareholder value. These initiatives include:
•	the sale of QLT USA, our wholly owned U.S. subsidiary whose primary assets include the Eligard product line for prostate cancer, Aczone, a dermatology product for the treatment of acne vulgaris, and the Atrigel drug delivery system, either in a single transaction or a series of transactions;
•	the sale of the land and building associated with and surrounding our corporate head office in Vancouver; and
•	the reduction in headcount of 115 employees with planned future reductions as assets are divested.
On January 18, 2008 we implemented the reduction in head count which affected 115 people (or approximately 45%) at our Vancouver headquarters and our U.S. subsidiary, including several members of management. A restructuring charge of approximately $7.5 million will be recorded in 2008.
The plan to pursue a sale of the assets described above is part of a significant strategic change pursuant to which our initial plan is to focus our ongoing business primarily on our Visudyne product and our clinical development programs related to our punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). The goal of maximizing shareholder value will be a key driver in any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of these assets on terms acceptable to us or at all or that we will pursue any particular transaction structure. Goldman Sachs will assist us as we review and evaluate transaction proposals that we may receive.
The carrying values of QLT USA’s assets and liabilities as of December 31, 2007 are $150.7 million and $25.9 million, respectively. The carrying value of the land and building associated with and surrounding our corporate head office in Vancouver are $34.1 million. We are currently in the process of determining the timing and manner of this divestiture.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified and in accordance with the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. The Company’s principal executive and financial officers have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Management’s report on our internal controls over financial reporting is included at Item 8 of this Report.
No change was made to our internal controls over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.
Item 9B. OTHER INFORMATION
     None

PART III
The Information required by Items 10 through 14 of Part III of this Report are incorporated by reference from the proxy statement for use in connection with the Company’s Annual Meeting of Shareholders to be held on May 14, 2008.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required for this Item is incorporated by reference from the information set forth under the headings “Director Nomination Process,” “Audited Consolidated Financial Statements and Additional Information,” “Audit and Risk Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Code of Ethics and Code of Exemplary Conduct,” “Election of Directors” and “Information Concerning Board Committees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 14, 2008.
We have a code of ethics and code of exemplary conduct for senior financial officers that applies to our principal executive officer, all senior financial managers, including the principal financial and accounting officer, our treasurer, controller, Vice President of investor relations, internal legal counsel, corporate secretary, and all other company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website at www.qltinc.com, and is incorporated by reference to the information set forth under the heading “Corporate Code of Ethics and Code of Exemplary Conduct” in our definitive proxy statement for our annual meeting of shareholders to be held on May 14, 2008. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.
Item 11. EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from the information set forth under the headings “Compensation of Non-Employee Directors,” “Equity-Based Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Executive Compensation Committee,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change-in-Control,” “Option Grants in Last Fiscal Year” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” in our definitive proxy statement for our annual meeting of shareholders to be held on May 14, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2007:

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
PLAN CATEGORY	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	4,353,372 (1)	CAD $11.52	2,334,560

Equity compensation plans approved by security holders	1,292,383 (1)	USD $11.46	3,975,340

Total	5,645,755		6,309,900

(1)	We currently maintain four equity compensation plans that have been approved by shareholders which provide for the issuance of common stock to employees, officers and directors. These four equity compensation plans are designated as the 1998 Incentive Stock Option Plan, the 2000 Incentive Stock Option Plan, the 1987 Atrix Performance Stock Option Plan and the 2000 Atrix Performance Stock Option Plan. No further Company securities remain available for issuance under either the 1998 Stock Option Plan or the 1987 Atrix Performance Stock Option Plan, however, both Plans remain in effect for so long as options previously granted under these Plans remain outstanding.
Other information required for this Item is incorporated by reference from the proxy statement for use in connection with the annual meeting of shareholders to be held on May 14, 2008.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from the information set forth under the headings “Indebtedness of Directors, Executive Officers and Senior Officers,” “Potential Payments Upon Termination or Change-In-Control,” “Interest of Certain Persons in Material Transactions” and “Information Concerning Board Committees” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 14, 2008.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from the information set forth under the heading “Appointment of Independent Auditors” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 14, 2008.

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
Except for Schedule II — Valuation and Qualifying Accounts, all other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts for the Years ended December 31, 2007, 2006 and 2005.
Provision for non-completion of product inventory
(In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2007	$5,112	$2,083	$2,582	$4,613
2006	3,828	2,738	1,454	5,112
2005	1,457	3,137	766	3,828
Reserve for inventory obsolescence
(In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2007	$—	$3,020	$—	$3,020
2006	1,452	1,924	3,376	—
2005	—	2,306	854	1,452
Allowance for doubtful accounts
(In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2007	$125	$—	$—	$125
2006	673	62	610	125
2005	—	683	10	673

Deferred tax asset valuation allowance
(In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs, and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2007	$106,690	$4,236	$(5,315)	$105,611
2006	58,771	49,731	1,812	106,690
2005	54,113	6,710	2,052	58,771
     Exhibits
The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 27, 2008

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

Signatures	Title	Date

/s/ Robert L. Butchofsky Robert L. Butchofsky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ Cameron R. Nelson Cameron R. Nelson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ C. Boyd Clarke C. Boyd Clarke	Chairman of the Board of Directors and Director	February 27, 2008

/s/ Bruce L.A. Carter Bruce L.A. Carter	Director	February 27, 2008

/s/ Peter A. Crossgrove Peter A. Crossgrove	Director	February 27, 2008

/s/ Philip B. Livingston Philip B. Livingston	Director	February 27, 2008

/s/ Ian J. Massey Ian J. Massey	Director	February 27, 2008

/s/ Alan C. Mendelson Alan C. Mendelson	Director	February 27, 2008

/s/ Richard R. Vietor Richard R. Vietor	Director	February 27, 2008

/s/ Jack L. Wood Jack L. Wood	Director	February 27, 2008

Exhibit Index
The exhibits listed below are filed as part of this Report. References under the caption “Location” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit or other filing referred to are the same and that the exhibit or other filing referred to is incorporated by reference. Management contracts and compensatory plans or arrangements filed as exhibits to this Report are identified by an asterisk. The Commission file number for our Exchange Act filings referenced below is 0-17082.

Exhibit	Description	Location

2.1	Asset Purchase Agreement, dated December 20, 2006, by and among Tolmar, Inc., Dillford Company S.A. and QLT USA, Inc. (1)	Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.2	Agreement and Plan of Merger by and among QLT Inc, Aspen Acquisition Corp. and Atrix Laboratories, Inc. dated as of June 14, 2004.	Annex A to the Company’s Joint Proxy Statement/Prospectus on Form S-4 dated October 14, 2004.

2.3	Agreement and Plan of Merger dated October 8, 2007, by and among the Company, 3088923, Inc., ForSight Newco II, Inc. and the Stockholders Representatives named therein.(1)	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 2007 and filed with the Commission on October 11, 2007.

3.0	Articles	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on June 1, 2005.

4.1	Shareholder Rights Plan Agreement, as amended and restated, dated as of April 8, 2005, between QLT Inc. and ComputerShare Trust Company of Canada.	Exhibit 41 to the Company’s Current Report on Form 8-K dated April 8, 2005 and filed with the Commission on April 13, 2005.

4.2	Registration Rights Agreement, as amended and restated, dated as of December 17, 2004 by and between QLT Inc., Elan International Services, Ltd., and Elan Pharmaceutical Investments III, Ltd.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.1	Agreement, dated April 8, 1982, between Dr. Julia Levy, Quadra Logic Technologies Inc. and the University of British Columbia.	Exhibit to the Company’s Registration Statement on Form F-1 (File No. 33-31222) filed with the Commission on September 25, 1989.

10.2	Agreement, dated January 15, 1988, between Dr. David Dolphin, Quadra Logic Technologies Inc. and the University of British Columbia.	Exhibit to the Company’s Annual Report on Form 20-F for the year ended December 31, 1988.

10.3	Royalty Adjustment and Stock Option Agreement dated August 10, 1989, between Quadra Logic Technologies Inc. and Dr. David Dolphin.	Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

10.4	Royalty Agreement, dated December 15, 1987, between Quadra Logic Technologies Inc. and Dr. David Dolphin.	Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

10.5	1998 QLT Incentive Stock Option Plan.	Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.6*	2000 QLT Incentive Stock Option Plan (as amended in 2002); (formerly numbered 10.70).	Exhibit to the Company’s Registration Statement on Form S-8 filed with the Commission on September 20, 2002.

10.7*	Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings.	Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8*	Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau.	Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit	Description	Location

10.9	PDT Product Development, Manufacturing and Distribution Agreement, dated July 1, 1994, between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen (now Novartis Pharma AG).	Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.10	BPD-MA Verteporfin Supply Agreement, dated March 12, 1999 between QLT PhotoTherapeutics Inc. and Parkedale Pharmaceuticals, Inc. (1)	Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.11	BPD-MA Presome Supply Agreement, dated February 26, 1998, between QLT PhotoTherapeutics Inc. and Nippon Fine Chemical Co., Ltd. (1)	Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	BPD-MA Supply Agreement, dated December 11, 1998, between QLT PhotoTherapeutics Inc. and Raylo Chemicals Limited. (1)	Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	License Agreement, dated December 8, 1998, between QLT PhotoTherapeutics Inc. and The General Hospital Corporation. (1)	Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 23, 2001 between Novartis Ophthalmics AG and QLT Inc. (1)	Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.15	Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement entered into July 22, 2003 between Novartis Ophthalmics AG (now a division of Novartis Pharma AG) and QLT Inc.	Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.16	Agreement and Plan of Merger by and among QLT Inc, Aspen Acquisition Corp. and Atrix Laboratories, Inc. dated as of June 14, 2004.	See Exhibit 2.2 above.

10.17	License and Royalty Agreement, dated as of August 8, 2000 between Atrix Laboratories, Inc. and Pfizer Inc.	Exhibit 99.3 to Atrix Laboratories, Inc.’s Current Report on Form 8-K dated August 8, 2000 and filed with the Commission on September 7, 2000.

10.18	Collaboration, Development and Supply Agreement dated as of August 28, 2000 between Atrix Laboratories, Inc. and Sandoz, Inc. (formerly Geneva Pharmaceuticals, Inc.)	Exhibit 10.13 to Atrix Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.19	Collaboration, License and Supply Agreement dated as of December 8, 2000 between Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc. as amended through February 15, 2007. (1)	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.20	Collaboration, License and Supply Agreement, dated as of April 4, 2001, between Atrix Laboratories, Inc. and MediGene as amended through May 17, 2006. (1)	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.21*	Separation Letter Agreement with Michael J. Doty.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2005 and filed with the Commission on April 21, 2005.

10.22*	QLT Inc. 2005 Cash Incentive Plan.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 10, 2005 and filed with the Commission on May 16, 2005.

Exhibit	Description	Location

10.23*	Deferred Share Unit Plan For Non-Employee Directors.	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.24*	Change Of Control Letter Agreement between QLT Inc. and Cameron Nelson.	Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.25*	Letter Agreement dated September 23, 2005 between QLT Inc. and Paul J. Hastings.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2005 and filed with the Commission on September 26, 2005.

10.26*	Employment Agreement dated September 26, 2005 between QLT Inc. and Robert L. Butchofsky.	Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.27*	Change of control letter agreement dated September 26, 2005 for Robert L. Butchofsky.	Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.28*	Employment Agreement dated November 8, 2005 between QLT Inc. and Cameron Nelson.	Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.29*	Consultancy Agreement, dated December 7, 2005, between QLT Inc. and Dr. Mohammad Azab.	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.30*	Employment Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.31*	Change of Control Letter Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan.	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.32*	Form of Stock Option Agreement for stock option grants to senior employees and executive officers.	Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.33*	Employment Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan.	Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.34*	Change of Control Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan.	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.35	Settlement, Release and Patent License dated February 9, 2007 by and among Takeda Pharmaceutical Company Limited, Wako Pure Chemical Industries, Ltd., TAP Pharmaceutical Products Inc., Abbott Laboratories, Limited - Laboratories Abbott, Limited, QLT USA, Inc., and Sanofi-Synthelabo, Inc.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.36	Eligard® Manufacturing and Supply Agreement, dated December 22, 2006, between Tolmar, Inc. and QLT USA, Inc. (1)	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.37	Amended and Restated Contribution Agreement, dated February 9, 2007, between Sanofi-Synthelebo, Inc. and QLT USA, Inc. (1)	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit	Description	Location

10.38	Settlement Agreement dated March 2, 2007, by and between the Company and Massachusetts Eye and Ear Infirmary.(1)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.39	Separation Letter Agreement with Alain Curaudeau.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2008 and filed with the Commission on January 25, 2008.

10.40	Amended and Restated License Agreement, dated December 14, 2007 between QLT Inc. and the University of British Columbia.(1)	Filed herewith

10.41*	2007 Cash Incentive Bonus Plan for Executive Officers.	Item 1.01 of the Company’s Current Report on Form 8-K dated February 27, 2007 and filed with the Commission on March 3, 2007.

10.42*	2007 Cash Incentive Compensation Structure for Executive Officers.	Item 5.02 of the Company’s Current Report on Form 8-K dated May 17, 2007 and filed with the Commission on May 23, 2007.

10.43*	2007 Base Salary for Chief Executive Officer.	Item 5.02 of the Company’s Current Report on Form 8-K dated April 16, 2007 and filed with the Commission on April 20, 2007.

11	Statement re: computation of per share earnings.	Filed herewith.

21	Subsidiaries of QLT Inc.	Filed herewith.

23	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer.	Filed herewith.
Notes:

*	Denotes executive compensation plans or arrangements.

(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.