Form 10-Q
period 2008-03-31
QLT INC/BC
filed 2008-05-09
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Registrant’s telephone number, including area code: (604) 707-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2008, the registrant had 74,620,328 outstanding Common Shares.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	March 31, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$119,967	$126,731
Restricted cash	122,416	123,495
Accounts receivable	25,266	25,257
Income taxes receivable	47,059	48,421
Inventories (Note 2)	14,820	18,511
Current portion of deferred income tax assets	18,244	19,392
Other (Note 3)	15,011	11,930

	362,783	373,737

Property, plant and equipment	10,372	13,210
Assets held for sale	38,575	39,540
Deferred income tax assets	8,237	7,041
Goodwill	93,754	94,903
Long-term inventories and other assets (Note 4)	22,256	20,556

	$535,977	$548,987

LIABILITIES
Current liabilities
Accounts payable	$7,652	$8,486
Accrued restructuring charge (Note 8)	1,300	153
Accrued liabilities (Note 5)	123,765	123,294
Convertible debt (Note 6)	172,500	172,500
Current portion of deferred revenue	8,138	8,431
Current portion of deferred income tax liabilities	9,444	11,291

	322,799	324,155

Uncertain tax position liabilities	2,168	2,070
Deferred revenue	2,571	2,939

	327,538	329,164

CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY
Share capital (Note 9)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	702,221	702,221
March 31, 2008 — 74,620,328 shares
December 31, 2007 — 74,620,328 shares
Additional paid in-capital	121,134	119,779
Accumulated deficit	(724,926)	(714,455)
Accumulated other comprehensive income	110,010	112,278

	208,439	219,823

	$535,977	$548,987

See the accompanying “Notes to the Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars except share and per share information)	2008	2007

Revenues
Net product revenue (Note 10)	$11,908	$20,560

Costs and expenses
Cost of sales	2,130	3,476
Accrued cost of sales re: MEEI (Note 13)	1,093	—
Research and development	8,047	8,428
Selling, general and administrative	6,541	5,312
Depreciation	1,022	1,293
Restructuring (Note 8)	7,434	373

	26,267	18,882

Operating (loss) income	(14,359)	1,678

Investment and other income (expense)
Net foreign exchange gains	254	25
Interest income	2,318	3,904
Interest expense	(3,028)	(1,582)
Other gains	153	1,152

	(303)	3,499

(Loss) income from continuing operations before income taxes	(14,662)	5,177

Recovery (provision) for income taxes	2,111	(1,687)

(Loss) income from continuing operations	(12,551)	3,490

Income from discontinued operations, net of income taxes (Note 11)	2,080	1,373

Net (loss) income	$(10,471)	$4,863

Basic net (loss) income per common share
Continuing operations	$(0.17)	$0.05
Discontinued operations	0.03	0.02

Net (loss) income	$(0.14)	$0.06

Diluted net (loss) income per common share
Continuing operations	$(0.17)	$0.05
Discontinued operations	0.03	0.02

Net (loss) income	$(0.14)	$0.06

Weighted average number of common shares outstanding (thousands)
Basic	74,620	75,283
Diluted	74,620	75,375

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2008	2007

Cash used in operating activities
Net (loss) income	$(10,471)	$4,863
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation	1,022	1,584
Share based compensation	1,355	889
Amortization of deferred financing expenses	343	294
Unrealized foreign exchange loss	3,993	1,097
Tax loss utilization	1,204	1,360
Interest earned on restricted cash	(1,228)	—
Deferred income taxes	(2,240)	93
Trading securities	—	58,357
Loss on sale of property, plant and equipment	17	—
Impairment of property, plant and equipment	1,582	—
Accrued cost of sales and interest re: MEEI	2,478	—
Changes in non-cash operating assets and liabilities
Accounts receivable	(40)	8,151
Inventories	1,323	(2,337)
Other current assets	(3,767)	(2,501)
Accounts payable	(869)	(379)
Income taxes payable	185	1,012
Accrued restructuring charge	1,175	(1,061)
Other accrued liabilities	(1,774)	(119,034)
Deferred revenue	(481)	(2,313)

	(6,193)	(49,925)

Cash provided by investing activities
Short-term investment securities	—	16,435
Restricted cash	2,307	1,689
Purchase of property, plant and equipment	(182)	(871)
Other acquisition related costs.	(30)	—

	2,095	17,253

Cash provided by financing activities
Issuance of common shares	—	919

	—	919

Effect of exchange rate changes on cash and cash equivalents	(2,666)	286

Net decrease in cash and cash equivalents	(6,764)	(31,467)
Cash and cash equivalents, beginning of period	126,731	299,053

Cash and cash equivalents, end of period	$119,967	$267,586

Supplementary cash flow information:

Interest paid	$2,588	$2,753
Income taxes paid	23	—

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Shares		Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)		Deficit	Income (Loss)	Equity

(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535		$(603,251)	—	$303,214

Adjustment for the adoption of FASB Interpretation No. 48						(1,207)		(1,207)

Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.84 per share and U.S. $2.89 - U.S. $9.29 per share	181,348	2,597	(1,344)	—		—	—	1,253

Stock-based compensation	—	—	3,696	—		—	—	3,696

Common share repurchase	(750,000)	(8,582)	2,703	—		—	—	(5,879)

Other comprehensive loss:

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	28,728		—	$28,728	28,728

Unrealized gain on available for sale securities	—	—	—	15		—	15	15
Net loss	—	—	—	—		(109,997)	(109,997)	(109,997)

Comprehensive loss	—	—	—	—		—	(81,254)	—

Balance at December 31, 2007	74,620,328	$702,221	$119,779	$112,278		$(714,455)	—	$219,823

Stock-based compensation	—	—	1,355	—		—	—	1,355

Other comprehensive loss:

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(2,268)		—	$(2,268)	(2,268)

Net loss	—	—	—	—		(10,471)	(10,471)	(10,471)

Comprehensive loss	—	—	—	—		—	(12,739)	—

Balance at March 31, 2008	74,620,328	$702,221	$121,134	$110,010	(1)	$(724,926)	—	$208,439

(1)	At March 31, 2008 our accumulated other comprehensive income is entirely related to cumulative translation adjustments from the application of U.S. dollar reporting.
See the accompanying “Notes to the Consolidated Financial Statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a biopharmaceutical company with two commercial products, Visudyne® and Eligard®, which were derived from our two unique technology platforms, photodynamic therapy and Atrigel®. Our clinical development programs are focused on our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin — QLT0074). (See Assets Held for Sale and Discontinued Operations below.)
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007. All amounts are expressed in United States dollars unless otherwise noted.
In January 2008, we initiated an active plan to divest: (i) the building and land associated with and surrounding our corporate headquarters in Vancouver; and (ii) QLT USA, Inc. (“QLT USA”), whose primary assets include the Eligard product line for prostate cancer, Aczone™, a dermatology product for the treatment of acne vulgaris, and the Atrigel drug delivery system. As a result, the consolidated financial statements for 2007 have been restated for comparative purposes to present the results of Eligard, Aczone, and Atrigel as discontinued operations, and the assets included as part of this divestiture plan have been reclassified as held for sale. (See Note 11 — “Discontinued Operations”.)
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, litigation contingencies, provisions for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets and assets held for sale, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net assets acquisition or purchase business combinations, stock-based compensation, provision for sales rebate, provisions for taxes, accruals for current income taxes receivable, determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management.
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
Revenue Recognition
     Net Product Revenues
Our net product revenues included in continuing operations are derived from sales of Visudyne®.
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

Beginning in 2008, net product revenues from Eligard® have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.
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
      Net Royalties
Beginning in 2008, net royalties from Eligard® have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.
We recognize net royalties when product is shipped by certain of our commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on net product sales (gross sales less discounts, allowances, rebates and other items) and calculated based on information supplied to us by our commercial licensees.
Assets Held for Sale and Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets are recorded at the lower of their carrying value or their estimated fair value. We cease to record depreciation or amortization expense at that time. Our assets held for sale include the land and building associated with our corporate headquarters in Vancouver, and assets of QLT USA including the Eligard product line, Aczone, the Atrigel drug delivery system and related equipment.
The results of operations for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. Additionally, segment information does not include the results of businesses classified as discontinued operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we do not expect any continuing involvement with these businesses following their sales and they are expected to be sold during the current fiscal year.
Contingencies
We are involved in a number of legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal proceedings, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot reasonably be estimated, no liability is recorded in the consolidated financial statements. Details of our potentially material legal proceedings are described in Note 13 — Contingencies.
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
The following table sets out the computation of basic and diluted net income per common share:

	Three months ended
(In thousands of U.S. dollars, except	March 31,	March 31,
share and per share data)	2008	2007

Numerator:
(Loss) income from continuing operations	$(12,551)	$3,490
Income from discontinued operations, net of income taxes	2,080	1,373

Net (loss) income	$(10,471)	$4,863
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—

Adjusted (loss) income	$(10,471)	$4,863

Denominator:(thousands)
Weighted average common shares outstanding	74,620	75,283
Effect of dilutive securities:
Stock options	—	92
Convertible senior notes	—	—

Diluted potential common shares	—	92

Diluted weighted average common shares outstanding	74,620	75,375

Basic net (loss) income per common share
Continuing operations	$(0.17)	$0.05
Discontinued operations	0.03	0.02

Net (loss) income	$(0.14)	$0.06

Diluted net (loss) income per common share
Continuing operations	$(0.17)	$0.05
Discontinued operations	0.03	0.02

Net (loss) income	$(0.14)	$0.06

Excluded from the calculation of diluted net income per common share for the three months ended March 31, 2008 and March 31, 2007 were 4,917,433 and 4,756,648 shares, respectively, related to stock options because their effect was anti-dilutive. For both periods presented, 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes were also excluded because their effect was anti-dilutive.
Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, trade receivables and payables approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). For foreign currency spot and forward contracts, which are carried at their fair values, our fair value estimate incorporates quoted market prices at the balance sheet date. Our convertible notes are carried at historical cost and are adjusted for foreign currency fluctuations and principal repayments. The fair value estimates presented in this report are based on information available to us as of March 31, 2008, and December 31, 2007.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but instead eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial long-lived assets measured at fair value for an impairment assessment. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.  See Note 12 — Financial Instruments and Concentration of Credit Risk in “Notes to the Consolidated Financial Statements” in this Report for additional information.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, the adoption of SFAS 159 did not have a material impact on our financial condition, results of operations or cash flows.
In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. The provisions of Issue No. 07-3 are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Entities are required to report the effects of applying this Issue prospectively for new contracts entered into on or after December 15, 2007. The adoption of Issue No. 07-3 did not have a material impact on our financial condition, results of operations or cash flows.
In November 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangement Related to the Development and Commercialization of Intellectual Property. Issue No. 07-1 defines collaborative arrangement and establishes standards for the reporting of costs incurred and revenues generated from collaborative arrangements and disclosure requirements. The provisions of Issue No. 07-1 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this consensus on our Consolidated Financial Statements.
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
In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS 133” (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year, with early application encouraged. We are currently evaluating the impact that SFAS 161 will have on our financial statements.

2. INVENTORIES

(In thousands of U.S. dollars)	March 31, 2008	December 31, 2007

Raw materials and supplies	$13,385	$12,653
Work-in-process	31,018	33,819
Finished goods	11	67
Provision for excess inventory	(2,942)	(3,020)
Provision for non-completion of product inventory	(4,553)	(4,613)

	$36,919	$38,906
Less: Long-term inventory, net of provisions	(22,099)	(20,395)

	$14,820	$18,511

We review our inventory quantities against our forecast of future demand and market conditions and if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $2.9 million, all of which was applied against our long-term inventory, reflects our forecast of future Visudyne demand.
We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended March 31, 2008, there were no batch failures. At March 31, 2008 and December 31, 2007, $2.2 million and $2.3 million, respectively, of the provision for non-completion of product inventory related to long-term inventory. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors (See Note 4 — Long-Term Inventories And Other Assets.)
3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	March 31, 2008	December 31, 2007

Inventory in transit held by Novartis	$8,896	$7,995
Foreign exchange contracts	3,222	1,236
Deferred financing expenses	504	863
Prepaid expenses and other	2,389	1,836

	$15,011	$11,930

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
4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	March 31, 2008	December 31, 2007

Inventory, net of provisions	$22,099	$20,395
Other	157	161

	$22,256	$20,556

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2008	December 31, 2007

Royalties	$782	$1,033
Compensation	2,926	5,263
Interest	247	1,560
Litigation charge — MEEI judgment (Note 13)	117,511	115,027
Provision for Eligard sales pricing rebate	2,033	—
Other	266	411

	$123,765	$123,294

6. CONVERTIBLE DEBT
In August 2003, we issued $172.5 million aggregate principal amount of convertible senior notes due in 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004. Holders of the convertible senior notes have the right to require us to redeem these notes, for cash, at their issue price plus accrued interest on September 15 in each of 2008, 2013, and 2018. Since the first redemption date is within five months of the date of this report and we believe it is likely that most of the convertible senior notes will be redeemed on the first redemption date, we have classified our convertible debt as a current liability.
7. FOREIGN EXCHANGE FACILITIES
We have two foreign exchange facilities with two separate financial institutions for the sole purpose of entering into foreign exchange contracts.
The two facilities have similar terms and allow us to enter into a combined maximum of $550.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. These foreign exchange facilities are secured by money market instruments based on contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At March 31, 2008, money market instruments totalling $2.7 million were pledged as security for these foreign exchange facilities.
8. RESTRUCTURING CHARGE
On January 16, 2008, as a result of a comprehensive business and portfolio review, we announced plans to restructure our operations in order to concentrate our resources on our Visudyne product and on our clinical development programs related to our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). We have provided or will be providing approximately 115 employees with severance and support to assist with outplacement and recorded $7.4 million of restructuring charges. Restructuring charges include impairment charges on property, plant, and equipment of $1.5 million related to equipment used for activities which were eliminated pursuant to our restructuring. We expect to record additional restructuring charges of approximately $1.5 to $2.0 million in 2008 related to severance, termination benefits and outplacement support, as we complete final activities associated with this restructuring. We anticipate paying most amounts by the end of 2008.

The details of our restructuring are as follows:

	Employee
	Termination	Asset
(In thousands of U. S. dollars)	costs(1)	Write-downs	Total

Balance at December 31, 2007(2)	$153	$—	$153
Restructuring charge	5,948	1,486	7,434
Foreign exchange	(24)	—	(24)
Cash payments	(4,240)	—	(4,240)
Non-cash portion(3)	(537)	(1,486)	(2,023)

Balance at March 31, 2008	$1,300	$—	$1,300

(1)	Costs include severance, termination benefits, and outplacement support.

(2)	Opening balance represents remaining balance from previous restructurings.

(3)	Non-cash portion related to employee termination costs is stock based compensation.
9. SHARE CAPITAL
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
Cumulative purchases under this program since June 11, 2007 were 750,000 shares at an average price of $7.82, for a total cost of $5.9 million. During the three months ended March 31, 2008, there were no shares repurchased.
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date. There were no options granted for the three months ended March 31, 2008 and March 31, 2007.
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

The impact on our results of operations of recording stock-based compensation for the three-month periods ended March 31, 2008 and March 31, 2007 was as follows:

	Three months ended
	March 31,	March 31,
(In thousands of U.S. dollars, except share information)	2008	2007

Cost of sales	$7	$—
Research and development	328	469
Selling, general and administrative	423	265
Restructuring charge	537	—
Discontinued operations	60	155

Stock-based compensation expense before income taxes	1,355	889
Related income tax benefits	(26)	(33)

Stock-based compensation, net of income taxes	$1,329	$856

At March 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options was $4.5 million, which is expected to be recognized over 36 months with a weighted-average period of 1.8 years. Share-based compensation capitalized as part of inventory was negligible during the three months ended March 31, 2008 and March 31, 2007. There were no stock options exercised during the three months ended March 31, 2008. The total intrinsic value of stock options exercised during the same period in 2007 was $0.2 million, and we received $0.9 million of cash related to the exercise of these stock options. We recorded a negligible amount for related tax benefits during the three months ended March 31, 2008 and March 31, 2007. Upon option exercise, we issue new shares of stock.
10. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended
	March 31,
(In thousands of U.S. dollars)	2008	2007

Visudyne® sales by Novartis	$36,480	$61,235
Less: Marketing and distribution costs	(18,032)	(26,833)
Less: Inventory costs	(1,989)	(3,086)
Less: Royalties to third parties	(779)	(1,283)

	$15,680	$30,033

QLT’s 50% share of Novartis’ net proceeds from Visudyne® sales	$7,840	$15,017
Add: Advance on inventory costs from Novartis	1,355	2,082
Add: Royalties reimbursed to QLT	797	1,285
Add: Other costs reimbursed to QLT	1,916	2,176

Revenue from Visudyne® sales	$11,908	$20,560

For the three months ended March 31, 2008, approximately 36% of total Visudyne sales were in Europe, 25% in the United States, and 39% in other markets worldwide. For the same period in 2007, approximately 58% of total Visudyne sales were in Europe, 14% in the United States, and 28% in other markets worldwide.
11. DISCONTINUED OPERATIONS
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in the first quarter of 2008 in order to concentrate our resources on Visudyne and on our clinical development programs related to our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). Our restructuring plan provides for the sale of the land and building associated with our corporate headquarters in Vancouver, British Columbia, and the assets of QLT USA, our wholly owned U.S. subsidiary, whose primary assets include the Eligard product line for prostate cancer, Aczone (a dermatology product for the treatment of acne vulgaris), and the Atrigel drug delivery system. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Eligard, Aczone, and Atrigel products were accounted for as discontinued operations. Accordingly, the results of operations related to these products were excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the assets included as part of these divestitures have been reclassified as held for sale in the Condensed Consolidated Balance Sheet.
The carrying values of assets held for sale are summarized below. At March 31, 2008, no impairment has been recognized in relation to these assets.

	March 31,	December 31,
(In thousands of U.S. dollars)	2008	2007

Building	$29,289	$30,067
Land	7,000	7,187
Equipment	2,286	2,286

	$38,575	$39,540

Operating results of our Eligard, Aczone, and Atrigel businesses included in discontinued operations are summarized as follows:

	For the three months ended
	March 31,
(In thousands of U.S. dollars)	2008	2007

Net revenue	$14,786	$12,138

Pretax income	3,147	2,220
Income taxes	(1,067)	(847)

Net income from discontinued operations	$2,080	$1,373

12. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FAS No. 157 details the disclosures that are required for items measured at fair value.
We have various financial instruments that must be measured under the new fair value standard including: cash and cash equivalents, forward currency contracts, and convertible senior notes. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:
Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 — Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

		Fair Value Measurements at March 31, 2008
	Carrying Value
	March 31, 2008	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$119,967	$37,010	$82,957	$—
Forward currency contracts	3,222	—	3,222	—

Total	$123,189	$37,010	$86,179	$—

Liabilities:
Convertible senior notes	$172,500	$—	$164,684	$—

We purchase goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earn most of our revenues in USD. We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our USD denominated liabilities. We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts, as at March 31, 2008, was approximately $2.1 million, which was included in our results of operations. At March 31, 2008, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

Canadian / U.S. dollar forward contracts to buy USD	2008	USD 70.0	0.9802 per USD
Other financial instruments that potentially subject us to concentration of credit risk include our cash, cash equivalents and accounts receivable. In order to limit our credit exposure, our policy in regards to cash and cash equivalents is to deposit our cash with high quality financial institutions or invest in investment grade money market instruments. Furthermore, we limit our investment in any particular issuer to a maximum of 5% of our total portfolio unless it is a government issuer.
Our accounts receivable, as at March 31, 2008 and December 31, 2007, comprised primarily amounts owing from Novartis, MediGene AG, and Sanofi-Synthelabo, Inc.
13. CONTINGENCIES
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigations in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against QLT Inc., QLT USA, and QLT Therapeutics, Inc. which we consider to be potentially material to our business and are described below.
We are also from time to time a defendant in other litigation that is not material in the amounts claimed or as to which the claim is covered by insurance and that, in our reasonable judgment based on the information available to us at the time, we do not expect the damages, if we are found liable, to exceed the insured limits. QLT cannot determine the ultimate liability with respect to such legal proceedings and claims at this time.
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
As a result, at June 30, 2007, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. We have also accrued, since July 2007, an additional $3.9 million based on 3.01% (the amount imposed by the Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded in the Consolidated Statements of Operations as “Accrued Cost of Sales re: MEEI”). Furthermore, we have accrued $3.9 million of interest expense related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment. On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment to the United States Court of Appeals for the First Circuit. In order to stay the execution and enforcement of the judgment pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to deposit cash, as security, to the bonding company in the full amount of the appeal bond and was included in restricted cash on our Consolidated Balance Sheets as at March 31, 2008. Accrued interest of $3.6 million on the cash deposit of $118.8 million has also been included in restricted cash.
We may provide additional cash security in the amount of the damages accrued and accruing under the judgment. These amounts will be included as restricted cash on our Consolidated Balance Sheets if and when we deposit the additional security.
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
MGH has advised QLT that it believes that as a result of the MEEI judgment, MGH is entitled to be paid the same royalties or other compensation as MEEI or alternatively that we provide security for such payment pending the outcome of our appeal. We have advised MGH that we do not believe the outcome of our litigation with MEEI falls within the scope of our license agreement with MGH, and that the outcome of the litigation gives MGH no basis for seeking security or payment.
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
(c) Litigation with Biolitec, Inc.
On September 26, 2006, we notified Biolitec, Inc., or “Biolitec,” that Biolitec was in default under a Distribution Supply and Service Agreement, or the “Agreement”, entered into on December 21, 2005, between QLT Therapeutics, Inc. and Biolitec, relating to the development and sale of ocular medical lasers used to activate Visudyne, and that we were therefore terminating the Agreement unless Biolitec remedied its failure to perform. On December 1, 2006, we provided Biolitec notice of termination of the Agreement. On April 6, 2007, Biolitec filed a Complaint and Demand for Jury Trial in the Hampen County Superior Court of the Commonwealth of Massachusetts for breach of contract, promissory estoppel, misrepresentation and unfair trade practices. Biolitec also filed a demand for Arbitration with the American Arbitration Association, requesting that our termination of the Agreement be deemed and ruled invalid. After removing the court action to the United States District Court for the District of Massachusetts (the “Court”), we filed a motion to dismiss the court action or to stay the proceedings pending arbitration. On April 30, 2007, we also filed counterclaims against Biolitec in the arbitration action. We asserted counterclaims for breach of contract and rescission of the Agreement, and requested $0.7 million in damages, plus interest, costs and attorney fees. On May 23, 2007, the Court entered an order granting our motion to stay the proceedings pending arbitration, but denied our motion to dismiss the action.
On May 18, 2007, Biolitec filed an amended demand for arbitration with the American Arbitration Association asserting claims for breach of contract, promissory estoppel and misrepresentation relating to the Agreement. In the amended demand for arbitration, Biolitec seeks damages in the amount of $3.3 million and a determination that our termination of the contract is invalid. Biolitec also seeks an award of attorneys’ fees and reasonable costs in prosecuting the arbitration. The final outcome of the litigation and arbitration with Biolitec is not presently determinable or estimable and accordingly, no amounts have been accrued. The arbitration with Biolitec occurred in March, 2008 and we are awaiting the outcome of the arbitration. The parties will report back to the Court with a status report on the earlier of the date we receive the arbitrator’s decision and June 1, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2007. All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
OVERVIEW
QLT was formed in 1981 under the laws of the Province of British Columbia, Canada. We are a biopharmaceutical company with two commercial products, Visudyne® and Eligard®, which were derived from our two unique technology platforms, photodynamic therapy and Atrigel®. Our clinical development programs are focused on our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin — QLT0074). (See Income from Discontinued Operations below.)
Our main commercial product, Visudyne, utilizes photodynamic therapy to treat the eye disease known as wet age related macular degeneration, or “wet AMD”, the leading cause of blindness in people over the age of 55 in North America and Europe. Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union, or “EU,” countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or “CNV.” Visudyne is also reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. Furthermore, Visudyne is approved in more than 60 countries, including the U.S., Canada and the EU countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland (“Novartis”) and is manufactured by QLT and sold by Novartis under the terms of a co-development, manufacturing and commercialization agreement with Novartis.
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
On January 16, 2008, we announced that following a comprehensive business and portfolio review, the Board of Directors decided to implement a strategic corporate restructuring designed to enhance shareholder value. These initiatives include:
•	the sale of the assets of QLT USA, Inc. (“QLT USA”), our wholly owned U.S. subsidiary, whose primary assets include the Eligard product line for prostate cancer, Aczone™ (a dermatology product for the treatment of acne vulgaris), and the Atrigel drug delivery system, either in a single transaction or a series of transactions;
•	the sale of the land and building associated with and surrounding our corporate head-office in Vancouver; and
•	the reduction in headcount of 115 employees with planned reductions in the future as assets are divested.
On January 18, 2008 we implemented a reduction in head count that affected 115 people, or approximately 45% of our total workforce, including several members of senior management. The majority of the affected employees left the Company by March 31, 2008.
The plan to pursue a sale of the assets described above is part of a significant strategic change pursuant to which our plan is to focus our ongoing business primarily on our Visudyne product and our clinical development programs related to our punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin — QLT0074). The goal of maximizing shareholder value will be the key driver in any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of these assets on terms acceptable to us or at all or that we will pursue any particular transaction structure. Goldman, Sachs & Co., our financial advisor, is assisting us as we review and evaluate transaction proposals.

RECENT DEVELOPMENTS
On March 30, 2008, we announced the initiation of patient recruitment into our “CORE” study, a phase II trial being conducted to evaluate the preliminary efficacy and safety of our latanoprost punctal plug delivery system for the treatment of glaucoma and ocular hypertension. The punctal plug delivery system is a non-invasive drug delivery system that is being developed with a goal of being capable of delivering a variety of drugs to the eye over time through sustained release to the tear film.
On March 17, 2008, we announced that the U.S. Food and Drug Administration (“FDA”) had completed its review of QLT USA’s labelling supplement for Aczone and had removed the glucose-6-phosphate dehydrogenase (“G6PD”) screening and blood monitoring requirements. Aczone was originally approved for sale on July 7, 2005. The Phase IV clinical trial of the product was performed to meet a post-approval commitment requested by the FDA. The purpose of this study was to gather more information about the safety of Aczone, a prescription topical medicine, in treating patients with acne who have G6PD deficiency.
RESULTS OF OPERATIONS
For the three months ended March 31, 2008, we recorded a net loss of $10.5 million, or $0.14 net loss per common share. These results compare with net income of $4.9 million, or $0.06 diluted net income per common share for the three months ended March 31, 2007. Detailed discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the three months
	ended March 31,
(In thousands of U.S. dollars)	2008	2007

Visudyne® sales by Novartis	$36,480	$61,235
Less: Marketing and distribution costs(1)	(18,032)	(26,833)
Less: Inventory costs(2)	(1,989)	(3,086)
Less: Royalties to third parties(3)	(779)	(1,283)

	$15,680	$30,033

QLT’s 50% share of Novartis’ net proceeds from Visudyne® sales	$7,840	$15,017
Add: Advance on inventory costs from Novartis(4)	1,355	2,082
Add: Royalties reimbursed to QLT(5)	797	1,285
Add: Other costs reimbursed to QLT(6)	1,916	2,176

Revenue from Visudyne® sales	$11,908	$20,560

(1)	“Less: Marketing and distribution costs”
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
For the three months ended March 31, 2008, revenue from Visudyne sales of $11.9 million decreased by $8.7 million, or 42%, from the three months ended March 31, 2007. The decrease was primarily due to a 40% decline in Visudyne sales by Novartis over the same quarter in the prior year as a result of decreased end user demand due to competing therapies. In the first quarter of 2008, approximately 25% of the total Visudyne sales by Novartis were in the U.S., compared to approximately 14% in first quarter of 2007. Overall the ratio of our share of net proceeds from Visudyne sales compared to Visudyne sales was 21.5% in the first quarter of 2008, down from 24.5% in the first quarter of 2007.
Costs and Expenses
Cost of Sales
For the three months ended March 31, 2008, cost of sales decreased 39% to $2.1 million compared to $3.5 million for the same period in 2007. The decline corresponds with the drop in Visudyne sales.
Accrued Cost of Sales re: MEEI
As a result of the damage award imposed by the Court in relation to the patent litigation with MEEI, we are accruing an amount equal to 3.01% of net worldwide sales of Visudyne as a charge to our cost of sales, pursuant to and pending outcome of our appeal of the judgment. (See Note 13 - Contingencies in the “Notes to Condensed Consolidated Financial Statements”.)
Research and Development
Research and development (“R&D”) expenditures decreased 5% to $8.0 million for the three months ended March 31, 2008 compared to $8.4 million in the same period in 2007. Significant reduction in spending on early stage research projects and reduced overhead expenses were mostly offset by higher spending on punctal plug development and Visudyne combination studies.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:

•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	changes in the commercial marketplace,

•	difficulties in enrolling patients,

•	delays in study progression, including regulatory delays,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors discussed under “Item 1A, Risk Factors”.
R&D expenditures by therapeutic area were as follows:

	For the three months
	ended March 31,
(In thousands of U.S. dollars)	2008	2007

Ocular	$6,708	$5,689
Dermatology	1,274	2,527
Other	65	212

	$8,047	$8,428

Selling, General and Administrative Expenses
For the three months ended March 31, 2008, selling, general and administrative (“SG&A”) expenses increased 23% to $6.5 million compared to $5.3 million for the three months ended March 31, 2007. The increase was primarily due to lower Visudyne production in the three months ended March 31, 2008 compared to the same period in 2007, which resulted in a reduced allocation of costs to manufacturing under our standard costing system.
Restructuring Charge
During the three months ended March 31, 2008, as a result of our comprehensive business and portfolio review, we restructured operations in order to concentrate our resources on Visudyne, and on our clinical development programs related to our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). We have provided or will be providing approximately 115 employees with severance and support to assist with outplacement and recorded $7.4 million of restructuring charges which included a property, plant, and equipment impairment charge of $1.5 million. We expect to record additional restructuring charges of approximately $1.5 to $2.0 million in 2008 related to severance, termination benefits and outplacement support, as we complete final activities associated with this restructuring. We anticipate paying most amounts by the end of 2008. Annual operating savings as a result of this restructuring are expected to be approximately $11.0 million.
For the three months ended March 31, 2007, restructuring charges of $0.4 million represent the remaining effects of the restructurings that occurred in the fourth quarters of 2005 and 2006.
Investment and Other Income (Expense)
Net Foreign Exchange Gains
Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, restricted cash, derivative financial instruments, foreign currency receivables, foreign currency payables and U.S. dollar denominated convertible debt. (See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates.”)

Details of our net foreign exchange gains were as follows:

	For the three months
	ended March 31,
(In thousands of U.S. dollars)	2008	2007

Cash and cash equivalents and short-term investments	$5,148	$(1,552)
U.S. dollar long-term debt	(4,585)	1,752
Foreign exchange contracts	2,059	414
Foreign currency receivables and payables	(2,368)	(589)

Net foreign exchange gains	$254	$25

Interest Income
For the three months ended March 31, 2008, interest income decreased 41% to $2.3 million compared to $3.9 million for the same period in 2007. The decrease was primarily due to a decline in interest rates and a lower cash balance in 2008 as a result of the cash expended in our acquisition of ForSight Newco II in October 2007 and the Eligard patent litigation settlement payment in February 2007 in connection with the TAP litigation.
Interest Expense
Interest expense of $3.0 million for the three month period ended March 31, 2008 comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003, amortization of deferred financing expenses related to the placement of these notes and, beginning in the third quarter of 2007, interest expense of $1.4 million on the post judgment accrued liability associated with the MEEI patent litigation damage award currently pending appeal.
Income from Discontinued Operations
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in the first quarter of 2008 in order to concentrate our resources on Visudyne and on our clinical development programs related to our punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). Our restructuring plan provides for the sale of the land and building associated with our corporate headquarters in Vancouver, British Columbia, and the assets of QLT USA, our wholly owned U.S. subsidiary, whose primary assets include the Eligard product line for prostate cancer, Aczone (a dermatology product for the treatment of acne vulgaris), and the Atrigel drug delivery system. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Eligard, Aczone, and Atrigel products were accounted for as discontinued operations. Accordingly, the results of operations related to these products were excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the assets included as part of this divestiture have been reclassified as held for sale in the Condensed Consolidated Balance Sheet.
Income from discontinued operations for the three months ended March 31, 2008 increased by 51% compared to the same period in 2007. The increase was primarily due to higher Eligard sales and reduced R&D spending on Atrigel projects, partially offset by a $1.2 million provision, net of income tax, for a potential retroactive pricing rebate on certain sales of Eligard from 2004 to the first quarter of 2008.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sale of non-core assets, and interest income.
The primary drivers of our operating cash flows during the three months ended March 31, 2008 were cash payments related to the following: restructuring expenses, R&D activities, SG&A expenses, raw material purchases, manufacturing costs related to the production of Eligard, and interest expense related to our convertible notes, offset by cash receipts from product revenues, royalties, interest income and release of a holdback from escrow related to the sale of our generic dermatology and dental businesses in December 2006.
For the three months ended March 31, 2008, we used $6.2 million of cash in operations as compared to $49.9 million for the same period in 2007. The $43.7 million positive cash flow variance is primarily attributable to:

•	A positive cash flow variance from the litigation settlement payment of $112.5 million in 2007;

•	A positive cash flow variance from higher foreign exchange gains of $3.8 million;

•	A positive cash flow variance from lower operating and inventory related expenditures of $3.8 million;

•	A positive cash flow variance from higher cash receipts from Eligard product sales, royalties and milestones of $1.1 million;

•	A negative cash flow variance from the receipt of $1.0 million from the sale of the non-U.S. rights of our BEMA technology in 2007.

•	A negative cash flow variance from higher restructuring costs of $2.6 million;

•	A negative cash flow variance from lower interest income of $2.7 million;

•	A negative cash flow variance from lower cash receipts from Visudyne sales of $12.0 million; and

•	A negative cash flow variance from the sale of trading securities of $58.4 million in 2007.
During the three months ended March 31, 2008, a decrease in restricted cash of $2.3 million accounted for the most significant cash flows provided by investing activities offset by capital expenditures. We used $0.2 million for the purchase of property, plant and equipment and other acquisition related costs.
For the three months ended March 31, 2008, there were no cash flows provided by financing activities.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2008, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 24 days. If market interest rates were to increase immediately and uniformly by a hundred basis points from levels at March 31, 2008, the fair value of the portfolio would decline by an immaterial amount due to the short remaining maturity period.
At March 31, 2008, we had $120.0 million in cash and cash equivalents and $172.5 million of debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt and other U.S. dollar-denominated liabilities, we held approximately the equivalent amount in U.S. dollar-denominated cash, cash equivalents, accounts receivables and foreign currency contracts such that if the U.S. dollar were to increase in value by 10% against the Canadian dollar, the increase in the fair value of our U.S. dollar denominated liabilities would be mostly offset by the increase in fair value of our U.S. dollar-denominated cash, cash equivalents, accounts receivables and foreign currency contracts, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains or losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our U.S. dollar-denominated liabilities. The net unrealized gain in respect of such foreign currency contracts for the three months ended March 31, 2008 was $2.1 million, and was included as part of the net foreign exchange gains in our results of operations.
At March 31, 2008, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

Canadian / U.S. dollar forward contracts to buy USD	2008	USD 70.0	0.9802 per USD
Contractual Obligations
During the third quarter of 2007, we entered into an agreement with a bonding company (the “Security Agreement”) to provide an appeal bond in the amount of $118.8 million in order to stay the execution and enforcement of the judgment related to the patent litigation with MEEI pending appeal. To obtain the bond, we provided cash as security to the bonding company in the full amount of the bond.
In addition to the Security Agreement with the bonding company described above, our material contractual obligations as of March 31, 2008 comprised our convertible debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
General
Our cash resources and working capital, cash flow from operations, and other available financing resources will be utilized to fund current product development programs, operating requirements, debt requirements, and expected amounts under the restructuring programs. We plan to generate additional capital as part of the strategic initiatives announced by our Board of Directors in January 2008 involving the sale of assets. No assurance can be given that these initiatives will be successful. If adequate capital is not available, our business could be materially and adversely affected. Other factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; the outcome of legal proceedings and damage awards; the progress of our R&D programs including preclinical and clinical testing; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.
On August 1, 2007, in order to stay the execution and enforcement of the judgment in the MEEI litigation pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which was the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide cash, as security, to the bonding company in the full amount of the appeal bond. This amount is included in restricted cash on our Condensed Consolidated Balance Sheet at March 31, 2008. We may provide additional cash security in the amount of the royalties accrued and accruing under the judgment. These amounts will be included as restricted cash on our Condensed Consolidated Balance Sheets if and when we deposit the additional security.
In regards to our $172.5 million of convertible debt outstanding, on September 15, 2008, holders of the notes will have the right to require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. At March 31, 2008 we have $120.0 million of cash and cash equivalents. If our divestiture plan is successful, we intend to utilize a significant amount of our proceeds from divestitures and existing cash resources for the repayment of our convertible debt in the event that the holders of the notes elect to require repayment. No assurance can be given that divestiture initiatives will be successful.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, provision for litigation related contingencies, stock-based compensation, provisions for non-completion of inventory, determination of requirement for reserve for obsolete or excess inventory, classification of inventory between current and non-current assets, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, accruals for contract manufacturing and research and development agreements, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net assets acquisition or purchase business combinations, provisions for sales rebates, provisions for taxes, accruals for current income taxes receivable and determination of uncertain tax positions. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

Recently Issued and Recently Adopted Accounting Standards
Refer to Note 1 — Summary of Significant Accounting Policies in the “Notes to Condensed Consolidated Financial Statements” for a discussion of recently issued and adopted accounting standards.
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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	anticipated levels of future sales of our products;

•	our expectations regarding European Visudyne label changes, reimbursement and sales;

•	anticipated future operating results;

•	our expectations as to the outcome of the appeal of the judgment in the MEEI litigation against us and the effect of an adverse judgment on the MGH license agreement;

•	our expectations as to the outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical Industries Ltd. and Takeda Pharma GmbH;

•	our dependency on contract manufacturers and suppliers to manufacture our products at competitive prices and in accordance with FDA and other local and foreign regulatory requirements as well as our product specifications;

•	our expectations regarding future tax liability as a result of changes in estimates of prior years’ tax items and results of tax audits by tax authorities;

•	our expectations regarding our timing and ability to sell certain core and non-core assets at prices acceptable to us or at all;

•	our expectations regarding the amount of annual operating savings we could derive as a result of our corporate restructure;

•	the anticipated timing, cost and progress of the development of our technology (including our punctal plug delivery system and our photodynamic therapy dermatology technology) and clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for our products; and

•	the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products in development.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 13 to the unaudited condensed consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2007.

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
No change was made to our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Part I, Item 1 Financial Statements - Notes to Condensed Consolidated Financial Statements — Note 13 Contingencies”, and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, financial condition and/or operating results.
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
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended March 31, 2008:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

January 1, 2008 through January 31, 2008	—	—	—	4,961,993 shares

February 1, 2008 through February 29, 2008	—	—	—	4,961,993 shares

March 1, 2008 through March 31, 2008	—	—	—	4,961,993 shares

Total	—	—	—	4,961,993 shares

ITEM 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: May 9, 2008	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Cameron R. Nelson
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