Form 10-Q
period 2008-06-30
QLT INC/BC
filed 2008-08-08
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Registrant’s telephone number, including area code: (604) 707-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2008, the registrant had 74,620,328 outstanding Common Shares.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2008
TABLE OF CONTENTS

ITEM	PAGE
PART I — FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS	1

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1

Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and June 30, 2007	2

Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 and June 30, 2007	3

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the three and six months ended June 30, 2008	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

4. CONTROLS AND PROCEDURES	28

PART II — OTHER INFORMATION

1. LEGAL PROCEEDINGS	29

1A. RISK FACTORS	29

2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41

6. EXHIBITS	41

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	June 30, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$120,890	$126,731
Restricted cash	123,280	123,495
Accounts receivable	30,399	25,257
Income taxes receivable	54,497	48,421
Inventories (Note 2)	11,454	18,511
Current portion of deferred income tax assets	11,512	19,392
Other (Note 3)	12,988	11,930

	365,020	373,737

Property, plant and equipment	8,245	11,643
Assets held for sale	39,676	41,107
Deferred income tax assets	9,695	7,041
Goodwill	93,755	94,903
Long-term inventories and other assets (Note 4)	21,683	20,556

	$538,074	$548,987

LIABILITIES
Current liabilities
Accounts payable	$9,105	$8,486
Accrued restructuring charge (Note 8)	1,479	153
Accrued liabilities (Note 5)	130,007	123,294
Convertible debt (Note 6)	172,500	172,500
Current portion of deferred revenue	9,001	8,431
Current portion of deferred income tax liabilities	9,421	11,291

	331,513	324,155

Uncertain tax position liabilities	2,209	2,070
Deferred revenue	2,204	2,939

	335,926	329,164

CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY
Share capital (Note 9)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	702,221	702,221
June 30, 2008 — 74,620,328 shares
December 31, 2007 — 74,620,328 shares
Additional paid in-capital	121,889	119,779
Accumulated deficit	(732,364)	(714,455)
Accumulated other comprehensive income	110,402	112,278

	202,148	219,823

	$538,074	$548,987

See the accompanying “Notes to the Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars except share and per share information)	2008	2007	2008	2007

Revenues
Net product revenue (Note 10)	$13,685	$18,999	$25,593	$39,564

Costs and expenses
Cost of sales	3,232	3,151	5,362	6,627
Accrued cost of sales re: MEEI (Note 13)	1,219	—	2,312	—
Research and development	8,114	8,727	16,162	17,155
Selling, general and administrative	4,556	4,676	11,097	9,991
Depreciation	1,080	1,283	2,101	2,576
Litigation	864	109,897	864	109,897
Restructuring (Note 8)	1,656	121	9,090	494

	20,721	127,855	46,988	146,740

Operating loss	(7,036)	(108,856)	(21,395)	(107,176)

Investment and other income (expense)
Net foreign exchange (losses) gains	(17)	(448)	237	(423)
Interest income	1,619	3,442	3,936	7,345
Interest expense	(3,040)	(1,648)	(6,068)	(3,230)
Other gains	109	111	263	1,264

	(1,329)	1,457	(1,632)	4,956

Loss from continuing operations before income taxes	(8,365)	(107,399)	(23,027)	(102,220)

Recovery of income taxes	1,494	36,605	3,605	34,918

Loss from continuing operations	(6,871)	(70,794)	(19,422)	(67,302)

(Loss) income from discontinued operations, net of income taxes (Note 11)	(567)	2,127	1,513	3,500

Net loss	$(7,438)	$(68,667)	$(17,909)	$(63,802)

Basic net loss per common share
Continuing operations	$(0.09)	$(0.94)	$(0.26)	$(0.90)
Discontinued operations	(0.01)	0.03	0.02	0.05

Net loss income	$(0.10)	$(0.92)	$(0.24)	$(0.85)

Diluted net loss per common share
Continuing operations	$(0.09)	$(0.94)	$(0.26)	$(0.90)
Discontinued operations	(0.01)	0.03	0.02	0.05

Net loss income	$(0.10)	$(0.92)	$(0.24)	$(0.85)

Weighted average number of common shares outstanding (thousands)
Basic	74,620	74,982	74,620	75,195
Diluted	74,620	74,982	74,620	75,195

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Cash provided by (used in) operating activities
Net loss	$(7,438)	$(68,667)	$(17,909)	$(63,802)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	1,080	1,646	2,101	3,230
Write down of inventory	7,066	—	7,066	—
Share based compensation	678	732	2,041	1,621
Amortization of deferred financing expenses	342	314	685	608
Unrealized foreign exchange loss	(63)	(8,467)	3,922	(7,371)
Tax loss utilization	—	1,136	1,204	2,552
Interest earned on restricted cash	(860)	(26)	(2,088)	(26)
Deferred income taxes	5,789	(35,300)	3,549	(35,207)
Trading securities	—	(5,924)	—	52,433
Impairment of property, plant and equipment	92	355	1,691	355
Litigation	—	109,897	—	109,897
Accrued cost of sales and interest re: MEEI	2,630	—	5,108	—
Changes in non-cash operating assets and liabilities
Accounts receivable	(5,595)	2,412	(5,635)	10,563
Inventories	(2,962)	1,059	(1,639)	(1,278)
Other current assets	1,752	(354)	(2,015)	(2,855)
Accounts payable	1,357	(2,207)	488	(2,598)
Income taxes receivable / payable	(7,247)	(952)	(7,062)	71
Accrued restructuring charge	171	(534)	1,346	(1,595)
Other accrued liabilities	3,599	1,407	1,826	(117,683)
Deferred revenue	480	3,633	(1)	1,320

	871	160	(5,322)	(49,765)

Cash provided by (used in) investing activities
Short-term investment securities	—	—	—	16,435
Restricted cash	—	—	2,307	1,689
Proceeds on disposal of property, plant and equipment	86	—	86	—
Purchase of property, plant and equipment	(37)	(708)	(219)	(1,579)
Other acquisition related costs	(11)	(15)	(41)	(15)

	38	(723)	2,133	16,530

Cash used in financing activities
Common shares repurchased	—	(5,864)	—	(5,864)
Issuance of common shares	—	320	—	1,239

	—	(5,544)	—	(4,625)

Effect of exchange rate changes on cash and cash equivalents	14	15,284	(2,652)	15,570

Net increase (decrease) in cash and cash equivalents	923	9,177	(5,841)	(22,290)
Cash and cash equivalents, beginning of period	119,967	267,586	126,731	299,053

Cash and cash equivalents, end of period	$120,890	$276,763	$120,890	$276,763

Supplementary cash flow information:

Interest paid	$32	$135	$2,620	$2,888
Income taxes paid	1	—	24	—

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity

(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535	$(603,251)	—	$303,214

Adjustment for the adoption of FASB Interpretation No. 48					(1,207)		(1,207)

Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.84 per share and U.S. $2.89 - U.S. $9.29 per share	181,348	2,597	(1,344)	—	—	—	1,253

Stock-based compensation	—	—	3,696	—	—	—	3,696

Common share repurchase	(750,000)	(8,582)	2,703	—	—	—	(5,879)

Other comprehensive loss:

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	28,728	—	$28,728	28,728

Unrealized gain on available for sale securities	—	—	—	15	—	15	15
Net loss	—	—	—	—	(109,997)	(109,997)	(109,997)

Comprehensive loss	—	—	—	—	—	(81,254)	—

Balance at December 31, 2007	74,620,328	$702,221	$119,779	$112,278	$(714,455)	—	$219,823

Stock-based compensation	—	—	1,355	—	—	—	1,355

Other comprehensive loss:

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(2,268)	—	$(2,268)	(2,268)

Net loss	—	—	—	—	(10,471)	(10,471)	(10,471)

Comprehensive loss	—	—	—	—	—	(12,739)	—

Balance at March 31, 2008	74,620,328	$702,221	$121,134	$110,010	$(724,926)	—	$208,439

Stock-based compensation	—	—	755	—	—	—	755

Other comprehensive loss:

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	392	—	$392	392

Net loss	—	—	—	—	(7,438)	(7,438)	(7,438)

Comprehensive loss	—	—	—	—	—	(7,046)	—

Balance at June 30, 2008	74,620,328	$702,221	$121,889	$110,402 (1)	$(732,364)	—	$202,148

(1)	At June 30, 2008 our accumulated other comprehensive income is entirely related to cumulative translation adjustments from the application of U.S. dollar reporting.
See the accompanying “Notes to the Consolidated Financial Statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a biopharmaceutical company with two commercial products, Visudyne® and Eligard®, which were derived from our two unique technology platforms, photodynamic therapy and Atrigel®. Our clinical development programs are primarily focused on our proprietary punctal plug delivery technology. (See Assets Held for Sale and Discontinued Operations and Note 14 — Subsequent Events below.)
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
In January 2008, we initiated an active plan to divest: (i) the building and land associated with and surrounding our corporate headquarters in Vancouver; and (ii) QLT USA, Inc. (“QLT USA”), whose primary assets currently include the Eligard product line for prostate cancer and the Atrigel drug delivery system. Assets relating to Aczone®, a dermatology product for the treatment of acne vulgaris, previously owned by QLT USA, were sold to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc. on July 11, 2008. As a result, the consolidated financial statements for 2007 have been restated for comparative purposes to present the results of Eligard, Aczone and Atrigel as discontinued operations, and the assets included as part of this divestiture plan have been reclassified as held for sale. (See Note 11 — Discontinued Operations.)
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
Segmented Information
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.
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
We periodically evaluate our long-lived assets for potential impairment under Statement of Financial Accounting 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-lived Assets. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. If impairment recognition criteria in SFAS 144 have been met, we charge impairments of the long-lived assets to operations.
Goodwill Impairment
In accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill and intangibles, all of which related to our acquisition of Atrix Laboratories, Inc. (now QLT USA). During the third quarter of 2007, we performed our annual impairment test, and did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount. Impairment tests may be required in future periods before our next annual test as a result of changes in forecasts and estimates, and may result in impairment charges which could materially impact our future reported results.
Revenue Recognition
     Net Product Revenues
Our net product revenues included in continuing operations are derived from sales of Visudyne.
With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis we are responsible for Visudyne manufacturing and product supply, and Novartis is responsible for marketing and distributing Visudyne. Our agreement with Novartis provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis, (2) an amount equal to 50% of Novartis’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis’ ability to market and distribute Visudyne to end-customers.
Beginning in 2008, net product revenues from Eligard have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.
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
     Net Royalties
Beginning in 2008, net royalties from Eligard have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.
We recognize net royalties when product is shipped by certain of our commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on net product sales (gross sales less discounts, allowances, rebates and other items) and calculated based on information supplied to us by our commercial licensees.
Assets Held for Sale and Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets are recorded at the lower of their carrying value or their estimated fair value. We cease to record depreciation or amortization expense at that time. Our assets held for sale include the land and building associated with our corporate headquarters in Vancouver, and assets of QLT USA including the Eligard product line, Aczone, the Atrigel drug delivery system and related equipment. Assets relating to Aczone were sold on July 11, 2008. Details of the sale of Aczone assets are described in Note 11 — Discontinued Operations.
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
Contingencies
We are involved in legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal proceedings, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot reasonably be estimated, no liability is recorded in the consolidated financial statements. Details of our potentially material legal proceedings are described in Note 13 — Contingencies.
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
The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except share
and per share data)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Numerator:
Loss from continuing operations	$(6,871)	$(70,794)	$(19,422)	$(67,302)
(Loss) Income from discontinued operations, net of income taxes	(567)	2,127	1,513	3,500

Net loss	$(7,438)	$(68,667)	$(17,909)	$(63,802)
Effect of dilutive securities:
Convertible senior notes - interest expense	—	—	—	—

Adjusted loss	$(7,438)	$(68,677)	$(17,909)	$(63,802)

Denominator: (In thousands)
Weighted average common shares outstanding	74,620	74,982	74,620	75,195
Effect of dilutive securities:
Stock options	—	—	—	—
Convertible senior notes	—	—	—	—

Diluted potential common shares	—	—	—	—

Diluted weighted average common shares outstanding	74,620	74,982	74,620	75,195

Basic net loss per common share
Continuing operations	$(0.09)	$(0.94)	$(0.26)	$(0.90)
Discontinued operations	(0.01)	0.03	0.02	0.05

Net loss	$(0.10)	$(0.92)	$(0.24)	$(0.85)

Diluted net loss per common share
Continuing operations	$(0.09)	$(0.94)	$(0.26)	$(0.90)
Discontinued operations	(0.01)	0.03	0.02	0.05

Net loss	$(0.10)	$(0.92)	$(0.24)	$(0.85)

Excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2008 were 6,512,901 shares related to stock options because their effect was anti-dilutive. Excluded from the calculation of diluted net income per common share for the three and six months ended June 30, 2007 were 5,981,917 shares related to stock options because their effect was anti-dilutive. For all periods presented, 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes were also excluded because their effect was anti-dilutive.
Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, trade receivables and payables approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). For foreign currency spot and forward contracts, which are carried at their fair values, our fair value estimate incorporates quoted market prices at the balance sheet date. Our convertible notes are carried at historical cost and are adjusted for foreign currency fluctuations and principal repayments. The fair value estimates presented in this report are based on information available to us as of June 30, 2008, and December 31, 2007.
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
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”) which requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity, to clearly present the consolidated net income attributable to the parent and the noncontrolling interest on the face of the consolidated statement of income, and to account for transactions between an entity and noncontrolling interests as equity transactions. Additionally, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. This statement is effective for fiscal periods beginning after December 31, 2008. We believe the adoption of SFAS 160 will not have a material impact on our financial condition, results of operations or cash flows.
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
In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact that SFAS 162 will have on our financial statements.

2. INVENTORIES

(In thousands of U.S. dollars)	June 30, 2008	December 31, 2007

Raw materials and supplies	$7,454	$12,653
Work-in-process	31,675	33,819
Finished goods	1,108	67
Provision for excess inventory	(2,952)	(3,020)
Provision for non-completion of product inventory	(4,306)	(4,613)

	$32,979	$38,906
Less: Long-term inventory, net of provisions	(21,525)	(20,395)

	$11,454	$18,511

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $3.0 million, all of which was applied against our long-term inventory, reflects our forecast of future Visudyne demand.
During the quarter ended June 30, 2008, we recorded a $7.1 million charge for obsolete raw materials, of which $5.5 million relates to Aczone raw materials, and $1.6 million relates to Visudyne and Eligard raw materials.
We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended June 30, 2008 we incurred a charge of $0.3 million related to a batch failure. At June 30, 2008 and December 31, 2007, $2.2 million and $2.3 million, respectively, of the provision for non-completion of product inventory related to long-term inventory. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 — Long-Term Inventories and Other Assets.
3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	June 30, 2008	December 31, 2007

Inventory in transit held by Novartis	$7,478	$7,995
Foreign exchange contracts	3,006	1,236
Deferred financing expenses	169	863
Prepaid expenses and other	2,335	1,836

	$12,988	$11,930

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
Deferred financing expenses represent debt issue costs related to the convertible senior notes, net of amortization, and are being amortized over five years commencing August 2003.

4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	June 30, 2008	December 31, 2007

Inventory, net of provisions	$21,525	$20,395
Other	158	161

	$21,683	$20,556

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2008	December 31, 2007

Royalties	$923	$1,033
Compensation	3,447	5,263
Interest	1,804	1,560
Litigation charge — MEEI judgment and ongoing related accruals (Note 13)	120,141	115,027
Provision for Eligard sales pricing rebate	3,460	—
Other	232	411

	$130,007	$123,294

6. CONVERTIBLE DEBT
In August 2003, we issued $172.5 million aggregate principal amount of convertible senior notes due in 2023. The notes bear interest at 3% per annum, payable semi-annually beginning March 15, 2004. Subject to certain conditions, the notes may be converted into shares of common stock at a conversion price of approximately $17.80 per share. On and after September 15, 2008, we have the right to redeem all or a portion of the notes, for cash, at 100% of the principal amount of the notes plus accrued and unpaid interest. In addition, holders of the convertible senior notes have the right to require us to repurchase the notes, for cash, at 100% of the principal amount of the notes plus accrued interest on September 15 in each of 2008, 2013, and 2018. Since the first redemption and repurchase date is September 15, 2008 and we believe it is likely that most or all of the convertible senior notes will be redeemed on the first redemption date, we have classified our convertible debt as a current liability.
7. FOREIGN EXCHANGE FACILITIES
We have two foreign exchange facilities with two separate financial institutions for the sole purpose of entering into foreign exchange contracts.
The two facilities have similar terms and allow us to enter into a combined maximum of $550.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. These foreign exchange facilities are secured by money market instruments based on contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At June 30, 2008, money market instruments totalling $1.6 million were pledged as security for these foreign exchange facilities.
8. RESTRUCTURING CHARGE
In January 2008 we restructured our operations in order to concentrate our resources on our Visudyne product and on our clinical development programs related to our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). See Note 14 - Subsequent Events. We have provided or will be providing approximately 115 employees with severance and support to assist with outplacement and recorded $9.1 million of restructuring charges for the six months ended June 30, 2008. Restructuring charges include impairment charges on property, plant and equipment of $1.5 million related to equipment used for activities which were eliminated pursuant to our restructuring. We expect to record additional restructuring charges of approximately $0.7 to $1.0 million in 2008 related to severance, termination benefits and other costs, as we complete final activities associated with this restructuring. We anticipate paying most amounts by the end of 2008.

The details of our restructuring are as follows:

	Employee
	Termination	Asset
(In thousands of U. S. dollars)	costs(1)	Write-downs	Total

Balance at December 31, 2007(2)	$153	$—	$153
Restructuring charge	5,948	1,486	7,434
Foreign exchange	(24)	—	(24)
Cash payments	(4,240)	—	(4,240)
Non-cash portion(3)	(537)	(1,486)	(2,023)

Balance at March 31, 2008	$1,300	$—	$1,300
Restructuring charge	1,603	53	1,656
Restructuring charge in discontinued operations	216	—	216
Foreign exchange	6	—	6
Cash payments	(1,663)	—	(1,663)
Non-cash portion(3)	17	(53)	(36)

Balance at June 30, 2008	$1,479	$—	$1,479

(1)	Costs include severance, termination benefits, and outplacement support.

(2)	Opening balance represents remaining balance from previous restructurings.

(3)	Non-cash portion of employee termination costs relates to stock-based compensation.
9. SHARE CAPITAL
(a) Share Buy-Back Program
We implemented a share buy-back program in June 2007 pursuant to which we had the right to purchase up to $50 million of our outstanding common shares, or up to 5.7 million common shares, over a 12-month period commencing on June 11, 2007. This program expired in June 2008. Cumulative purchases under this program since June 11, 2007 were 750,000 shares at an average price of $7.82, for a total cost of $5.9 million. There were no shares repurchased in 2008. The share purchases were made under a normal course issuer bid in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with all regulatory requirements.
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Annualized volatility	42.1%	37.0%	42.1%	37.0%
Risk-free interest rate	2.9%	4.4%	2.9%	4.4%
Expected life (years)	3.9	3.3	3.9	3.3

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

The impact on our results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2008 and June 30, 2007 was as follows:

(In thousands of U.S. dollar)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Cost of sales	$4	$—	$11	$—
Research and development	248	432	576	902
Selling, general and administrative	377	236	808	501
Restructuring charge	(17)	—	520	—
Discontinued operations	66	64	126	218

Stock-based compensation expense before income taxes	678	732	2,041	1,621
Related income tax benefits	(22)	(23)	(48)	(81)

Stock-based compensation, net of income taxes	$656	$709	$1,993	$1,540

At June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options was $6.2 million, which is expected to be recognized over 36 months with a weighted-average period of 2.4 years. Share-based compensation capitalized as part of inventory was $0.1 million during the three and six months ended June 30, 2008, flat in comparison to the same period in 2007. There were no stock options exercised during the three and six months ended June 30, 2008. The total intrinsic value of stock options exercised during the three and six month periods ended June 30, 2007 was $0.1 million and $0.3 million, respectively. We recorded cash received from the exercise of stock options of $0.3 million and $1.2 million, respectively, during the three and six months ended June 30, 2007. We recorded a negligible amount for related tax benefits during the three and six months ended June 30, 2008. Upon option exercise, we issue new shares of stock.
10. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Visudyne® sales by Novartis	$40,677	$59,346	$77,156	$120,581
Less: Marketing and distribution costs	(17,900)	(26,449)	(35,932)	(53,282)
Less: Inventory costs	(3,073)	(2,870)	(5,062)	(5,956)
Less: Royalties to third parties	(869)	(1,256)	(1,647)	(2,539)

	$18,835	$28,771	$34,515	$58,804

QLT’s 50% share of Novartis’ net proceeds from Visudyne® sales	$9,418	$14,386	$17,257	$29,402
Add: Advance on inventory costs from Novartis	2,398	2,092	3,752	4,174
Add: Royalties reimbursed to QLT	879	1,258	1,676	2,542
Add: Other costs reimbursed to QLT	990	1,263	2,908	3,446

Revenue from Visudyne® sales	$13,685	$18,999	$25,593	$39,564

For the three months ended June 30, 2008, approximately 35% of total Visudyne sales were in Europe, 25% in the United States, and 40% in other markets worldwide. For the same period in 2007, approximately 50% of total Visudyne sales were in Europe, 17% in the United States, and 33% in other markets worldwide.
For the six months ended June 30, 2008, approximately 35% of total Visudyne sales were in Europe, 25% in the United States, and 40% in other markets worldwide. For the same period in 2007, approximately 54% of total Visudyne sales were in Europe, 16% in the United States, and 30% in other markets worldwide.

11. DISCONTINUED OPERATIONS
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008 in order to concentrate our resources on Visudyne and on our clinical development programs related to our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). Our restructuring plan provides for the sale of the land and building associated with our corporate headquarters in Vancouver, British Columbia, and the assets of QLT USA, our wholly owned U.S. subsidiary, whose primary assets currently include the Eligard product line for prostate cancer and the Atrigel drug delivery system. Assets related to Aczone were sold by QLT USA to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc., in July 2008 for cash consideration of $150.0 million, pursuant to the terms of a purchase agreement executed on June 6, 2008. (See Note 14 — Subsequent Events.) In accordance with SFAS No. 144, the results of operations from the Eligard, Aczone, and Atrigel products were accounted for as discontinued operations. Accordingly, the results of operations related to these products were excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the long-lived assets included as part of these divestitures have been reclassified as held for sale in the Condensed Consolidated Balance Sheet.
The carrying values of assets held for sale are summarized below. At June 30, 2008, no impairment has been recognized in relation to these assets.

	June 30,	December 31,
(In thousands of U.S. dollars)	2008	2007

Building	$29,073	$29,735
Land	7,026	7,187
Equipment	3,577	4,185

	$39,676	$41,107

Operating results of our Eligard, Aczone and Atrigel related operations included in discontinued operations are summarized as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net revenue	$16,935	$16,659	$31,721	$28,797

Pre-tax (loss) income	(928)	3,607	2,219	5,827
Income tax recovery (expense)	361	(1,480)	(706)	(2,327)

Net (loss) income from discontinued operations	$(567)	$2,127	$1,513	$3,500

As at June 30, 2008, we held accounts receivable and inventory of $17.8 million and $8.1 million, respectively, related to these products (December 31, 2007 — $13.4 million and $11.6 million, respectively).
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
We have various financial instruments that must be measured under the new fair value standard including: cash and cash equivalents, forward currency contracts, and convertible senior notes. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.
Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

		Fair Value Measurements at June 30, 2008
	Carrying Value
	June 30, 2008	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$120,890	$25,473	$95,417	$—
Forward currency contracts	3,006	—	3,006	—

Total	$123,896	$25,473	$98,423	$—

Liabilities:
Convertible senior notes	$172,500	$—	$170,344	$—

We purchase goods and services primarily in Canadian (“CAD”) and U.S. dollars (“USD”), and earn most of our revenues in USD. We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our USD denominated liabilities. We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized (loss) or gain in respect of such foreign currency contracts for the three and six months ended June 30, 2008, was approximately a $0.2 million loss, and a $1.8 million gain, respectively, which was included in our results of operations. At June 30, 2008, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price

Canadian / U.S. dollar forward contracts to buy USD	2008	USD 76.0	0.98155 per USD
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
Our accounts receivable, as at June 30, 2008 and December 31, 2007, respectively, comprised primarily amounts owing from Novartis, MediGene AG, and Sanofi-Synthelabo, Inc.
13. CONTINGENCIES
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigations in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against QLT Inc., QLT USA and QLT Therapeutics, Inc. which we consider to be potentially material to our business and are described below.
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
(b) Patent Litigation with MEEI; MGH Matters
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
As a result, at June 30, 2007, we recorded a charge of $109.9 million and accrued a litigation reserve in the same amount. We have also accrued, since July 2007, an additional $5.1 million based on 3.01% (the amount imposed by the Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded in the Consolidated Statements of Operations as “Accrued Cost of Sales re: MEEI”). Furthermore, we have accrued $5.3 million of interest expense related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment. On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment to the United States Court of Appeals for the First Circuit. The appeal is scheduled for hearing before the United States Court of Appeals for the First Circuit in September, 2008. In order to stay the execution and enforcement of the judgment pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to deposit cash, as security, to the bonding company in the full amount of the appeal bond and was included in restricted cash on our Consolidated Balance Sheets as at June 30, 2008. Accrued interest of $4.5 million on the cash deposit of $118.8 million has also been included in restricted cash.
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
We believe that our position on the scope of our obligations to MGH is correct, and hence that, regardless of the outcome of the litigation with MEEI, we will not owe MGH additional payments. Because this matter may be the subject of litigation, and the outcome of any litigation is uncertain, we can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.
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

On May 18, 2007, Biolitec filed an amended demand for arbitration with the American Arbitration Association asserting claims for breach of contract, promissory estoppel and misrepresentation relating to the Agreement. In the amended demand for arbitration, Biolitec sought damages in the amount of $3.3 million and a determination that our termination of the Agreement is invalid. Biolitec also sought an award of attorneys’ fees and reasonable costs in prosecuting the arbitration. On May 15, 2008, the arbitrator determined that QLT had an adequate basis to terminate the Agreement after the first year of the term of the Agreement, but awarded Biolitec $864,000 in damages for QLT’s failure to perform for the balance of the first year of the term of the Agreement, and required Biolitec to deliver at our request certain lasers Biolitec would otherwise have been obligated to provide to QLT during the first year of the Agreement. As permitted under the arbitrator’s award, we have requested delivery of those certain lasers from Biolitec. Neither party was awarded attorney’s fees or costs in connection with the arbitration. The parties reported back to the Court with the arbitrator’s determination.
14. SUBSEQUENT EVENTS
On July 14, 2008 we announced the completion of the sale of our Aczone-related assets to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc., for cash consideration of $150.0 million.
On July 29, 2008, we announced that based on interim clinical trial results from our lemuteporfin (QLT 0074) injectable formulation Phase I/II study in patients with acne, we have decided to halt continuation of our current clinical development plans for photodynamic therapy with lemuteporfin (QLT 0074) for acne. See Recent Developments in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
OVERVIEW
QLT was formed in 1981 under the laws of the Province of British Columbia, Canada. We are a biopharmaceutical company with two commercial products, Visudyne® and Eligard®, which were derived from our two unique technology platforms, photodynamic therapy and Atrigel®. Our clinical development programs are primarily focused on our proprietary punctal plug delivery technology. See Recent Developments and Income from Discontinued Operations below.
Our commercial product, Visudyne, utilizes photodynamic therapy to treat the eye disease known as wet age related macular degeneration, or “wet AMD”, the leading cause of blindness in people over the age of 55 in North America and Europe. Visudyne is commercially available in more than 75 countries, including the U.S., Canada, Japan and the European Union, or “EU,” countries, for the treatment of a form of wet AMD known as predominantly classic subfoveal choroidal neovascularization, or “CNV.” Visudyne is also reimbursed in the U.S. by the Centers for Medicare & Medicaid Services for certain patients with the occult and minimally classic forms of wet AMD. Furthermore, Visudyne is approved in more than 60 countries, including the U.S., Canada and the EU countries, for the treatment of subfoveal CNV due to pathologic myopia (severe near-sightedness). In some countries, including the U.S. and Canada, Visudyne is also approved for presumed ocular histoplasmosis or other macular diseases. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland (“Novartis”) and is manufactured by QLT and sold by Novartis under the terms of a co-development, manufacturing and commercialization agreement with Novartis.
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
In January 2008, we initiated a strategic corporate restructuring designed to enhance shareholder value. These initiatives include:
•	the sale of QLT USA, Inc. (“QLT USA”), our wholly-owned U.S. subsidiary, or its assets, which at the time included: the Eligard product line for prostate cancer, the Atrigel drug delivery system and Aczone® (a dermatology product for the treatment of acne vulgaris);
•	the sale of the land and building associated with and surrounding our corporate head-office in Vancouver; and
•	the reduction in headcount of approximately 115 employees with planned reductions in the future as assets are divested.
The plan to pursue a sale of the assets described above was part of a significant strategic change pursuant to which we are focusing our ongoing business primarily on Visudyne and clinical development programs related to our punctal plug delivery technology and until recently, our photodynamic therapy dermatology technology (Lemuteporfin — see Recent Developments below).
On May 15, 2008, we announced that we entered into a sale and purchase agreement to sell the land and building comprising our corporate headquarters and an adjacent undeveloped parcel of land in Vancouver. The sale and purchase agreement provides for the sale of the real estate to Discovery Parks Holdings Ltd. (“Discovery Parks”), an affiliate of Discovery Parks Trust, a private Canadian trust that designs and builds research facilities for the benefit of the people of British Columbia, for Cdn$65.5 million. In conjunction with the sale, QLT will enter into a five-year lease with Discovery Parks for approximately thirty percent of the facility and will provide two-year 6.5% interest-only second mortgage vendor financing in the amount of Cdn$12 million. The conditions to the closing of this transaction have been removed and the closing is expected to take place by the end of August, 2008.
On July 11, 2008 we completed the sale of the assets related to Aczone to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc., for cash consideration of $150.0 million. We have also completed most of our reduction in headcount.

We are continuing to pursue the sale of QLT USA, or its remaining assets, namely: the Eligard product line and the Atrigel drug delivery system. There can be no assurance that we will be able to negotiate the sale of the remaining assets on terms acceptable to us or at all or that we will pursue any particular transaction structure. Goldman Sachs & Co., our financial advisor, is assisting us as we review and evaluate transaction proposals. The goal of maximizing shareholder value will be the key driver in any decision we make regarding specific deal structures or transactions into which we may enter.
RECENT DEVELOPMENTS
Lemuteporfin is a proprietary photosensitizer (a light-activated drug) to which we own or exclusively license all rights. We have been developing both a topical and an injectable formulation of lemuteporfin for the treatment of acne wherein Lemuteporfin is applied directly (topically) or through systemic administration (injectable) to the affected area and light is then shone on the area to activate the drug. Phase I (topical) and Phase I/II (injectable) studies are ongoing in Canada. On July 29, 2008, we announced that based on interim clinical trial results from our lemuteporfin (QLT 0074) injectable formulation Phase I/II study in patients with acne, we have decided to halt continuation of our current clinical development plans for photodynamic therapy with lemuteporfin (QLT 0074) for acne.
RESULTS OF OPERATIONS
For the three and six months ended June 30, 2008, we recorded a net loss of $7.5 million and $17.9 million, or $0.10 and $0.24 net loss per common share, respectively. These results compare with a net loss of $68.7 million and $63.8 million, or $0.92 and $0.85 net loss per common share for the three and six months ended June 30, 2007, respectively. Detailed discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the three months		For the six months ended
	ended June 30,		June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Visudyne® sales by Novartis	$40,677	$59,346	$77,156	$120,581
Less: Marketing and distribution costs(1)	(17,900)	(26,449)	(35,932)	(53,282)
Less: Inventory costs(2)	(3,073)	(2,870)	(5,062)	(5,956)
Less: Royalties to third parties(3)	(869)	(1,256)	(1,647)	(2,539)

	$18,835	$28,771	$34,515	$58,804

QLT’s 50% share of Novartis’ net proceeds from Visudyne® sales	$9,418	$14,386	$17,257	$29,402
Add: Advance on inventory costs from Novartis(4)	2,398	2,092	3,752	4,174
Add: Royalties reimbursed to QLT(5)	879	1,258	1,676	2,542
Add: Other costs reimbursed to QLT(6)	990	1,263	2,908	3,446

Revenue from Visudyne® sales	$13,685	$18,999	$25,593	$39,564

(1)	“Less: Marketing and distribution costs”

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
For the three months ended June 30, 2008, revenue from Visudyne sales of $13.7 million decreased by $5.3 million, or 28%, from the three months ended June 30, 2007. The decrease was primarily due to a 32% decline in Visudyne sales by Novartis over the same quarter in the prior year as a result of decreased end user demand due to competing therapies. In the second quarter of 2008, approximately 25% of the total Visudyne sales by Novartis were in the U.S., compared to approximately 17% in second quarter of 2007. Overall the ratio of our share of net proceeds from Visudyne sales compared to Visudyne sales was 23.2% in the second quarter of 2008, down from 24.2% in the second quarter of 2007.
For the six months ended June 30, 2008, revenue from Visudyne sales of $25.6 million decreased by $14.0 million, or 35%, from the six months ended June 30, 2007. The decrease was primarily due to a 36% decline in Visudyne sales by Novartis over the same period in the prior year as a result of decreased end-user demand due to competing therapies. In the six months ended June 30, 2008, approximately 25% of the total Visudyne sales by Novartis were in the U.S., compared to approximately 16% in same period in 2007. Overall the ratio of our share of net proceeds from Visudyne sales compared to Visudyne sales was 22.4% in the six months ended June 30, 2008, down from 24.4% in the six months ended June 30, 2007.
Costs and Expenses
Cost of Sales
For the three months ended June 30, 2008, cost of sales was $3.2 million, flat in comparison to the same period in 2007. For the six months ended June 30, 2008, cost of sales decreased 19% to $5.4 million compared to $6.6 million for the same period in 2007. A decrease in cost of sales related to the drop in Visudyne sales for the three and six months ended June 30, 2008 was offset by a $0.9 million inventory write-down.
Accrued Cost of Sales re: MEEI
As a result of the damage award imposed by the Court in relation to the patent litigation with MEEI, we are accruing an amount equal to 3.01% of net worldwide sales of Visudyne as a charge to our cost of sales, pursuant to and pending outcome of our appeal of the judgment. See Note 13 — Contingencies in the “Notes to Condensed Consolidated Financial Statements”.
Research and Development
Research and development (“R&D”) expenditures decreased 7% to $8.1 million for the three months ended June 30, 2008 compared to $8.7 million in the same period in 2007. For the six months ended June 30, 2008, R&D decreased 6% to $16.2 compared to $17.2 million for the same period in 2007. Significant reductions in spending on early stage research projects and reduced overhead expenses were mostly offset by higher spending on punctal plug development and Visudyne combination studies.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	changes in the commercial marketplace,

•	difficulties in enrolling patients,

•	delays in study progression, including regulatory delays,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors discussed under “Item 1A, Risk Factors”.
R&D expenditures by therapeutic area were as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Ocular	$7,093	$6,067	$13,802	$11,736
Dermatology	966	2,222	2,240	4,749
Other	55	438	120	670

	$8,114	$8,727	$16,162	$17,155

Selling, General and Administrative Expenses
For the three months ended June 30, 2008, selling, general and administrative (“SG&A”) expenses of $4.6 million were flat in comparison to the same period in 2007. For the six months ended June 30, 2008, SG&A increased 11% to $11.1 million compared to $10.0 million for the same period in 2007. The increase was primarily due to negative foreign exchange impact of a weaker U.S. dollar on our Canadian dollar denominated expenses.
Litigation
In May 2008, we received the arbitrator’s decision in relation to our dispute with Biolitec over the Distribution, Supply and Service Agreement between QLT Therapeutics, Inc. and Biolitec. As a result, in June 2008, we paid $0.9 million to Biolitec and recorded a charge of the same amount. The litigation charge in the second quarter of 2007 resulted from the damage award imposed by the Court in relation to the patent litigation with MEEI. See Note 13 — Contingencies in the “Notes to Unaudited Condensed Consolidated Financial Statements”.
Restructuring Charge
In January 2008, we restructured our operations in order to concentrate our resources on Visudyne, and on our clinical development programs related to our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). (See Recent Developments above.) We have provided or will be providing approximately 115 employees with severance and support to assist with outplacement and recorded $9.1 million of restructuring charges in the six months ended June 30, 2008, which included a property, plant and equipment impairment charge of $1.5 million. We expect to record additional restructuring charges of approximately $0.7 to $1.0 million in 2008 related to severance, termination benefits and other costs as we complete final activities associated with this restructuring. We anticipate paying most amounts by the end of 2008. Annual operating savings as a result of this restructuring are expected to be approximately $11.0 million.
For the three and six months ended June 30, 2007, restructuring charges of $0.1 million and $0.5 million, respectively, represent the remaining effects of the restructurings that occurred in the fourth quarters of 2005 and 2006.
Investment and Other Income (Expense)
Net Foreign Exchange (Losses) Gains
Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuation on our cash and cash equivalents, restricted cash, derivative financial instruments, foreign currency receivables, foreign currency payables or accruals, and U.S. dollar denominated convertible debt. See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates.”
Details of our net foreign exchange (losses) gains were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Cash and cash equivalents and short-term investments	$(370)	$(13,212)	$4,777	$(14,764)
U.S. dollar long-term debt	649	13,933	(3,936)	15,685
Foreign exchange contracts	(231)	1,575	1,829	1,989
Foreign currency receivables and payables	(65)	(2,744)	(2,433)	(3,333)

Net foreign exchange (losses) gains	$(17)	$(448)	$237	$(423)

Interest Income
For the three months ended June 30, 2008, interest income decreased 53% to $1.6 million compared to $3.4 million for the same period in 2007. For the six months ended June 30, 2007, interest income decreased from $7.3 million to $3.9 million when compared to the same period in 2007. The decrease was primarily due to a decline in interest rates and a lower cash balance in 2008 as a result of the cash expended in our acquisition of ForSight Newco II (now QLT Plug Delivery, Inc.) in October 2007 and the Eligard patent litigation settlement payment in February 2007 in connection with the TAP litigation.
Interest Expense
For the three and six month periods ended June 30, 2008, $3.0 million and $6.1 million of interest expense, respectively, comprised interest accrued on the 3% convertible senior notes issued on August 15, 2003, amortization of deferred financing expenses related to the placement of these notes and, beginning in the third quarter of 2007, interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award currently pending appeal. For the three and six month periods ended June 30, 2008 there was $1.4 million and $2.8 million of interest, respectively, related to the MEEI patent litigation included within interest expense.
(Loss) income from Discontinued Operations
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008 in order to concentrate our resources on Visudyne and on our clinical development programs related to our punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). See Recent Developments above. Our restructuring plan provides for the sale of the land and building associated with our corporate headquarters in Vancouver, British Columbia, and the assets of QLT USA, our wholly-owned U.S. subsidiary, whose primary assets include the Eligard product line for prostate cancer and the Atrigel drug delivery system. Assets related to Aczone were sold by QLT USA to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc., in July 2008. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Eligard, Aczone, and Atrigel products were accounted for as discontinued operations. Accordingly, the results of operations related to these products were excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the long-term assets included as part of this divestiture have been reclassified as held for sale in the Condensed Consolidated Balance Sheet.

Loss from discontinued operations for the three months ended June 30, 2008 was $0.6 million compared to income of $2.1 million in the same period in 2007. For the six months ended June 30, 2008, income from discontinued operations decreased by 57% to $1.5 million compared to $3.5 million for the same period in 2007. The decrease was primarily due to a $5.5 million ($3.5 million, net of tax) inventory write-down of Aczone raw material not included in the sale of the Aczone assets to Allergan Sales, LLC and a $3.5 million ($2.2 million, net of income tax) provision for a potential retroactive pricing rebate on certain sales of Eligard from 2004 to the second quarter of 2008, offset by higher Eligard sales and reduced R&D spending on Atrigel projects.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sale of non-core assets and interest income.
The primary drivers of our operating cash flows during the three and six months ended June 30, 2008 were cash payments related to the following: restructuring expenses, R&D activities, SG&A expenses, raw material purchases, manufacturing costs related to the production of Eligard and interest expense related to our convertible notes, offset by cash receipts from product revenues, royalties, interest income and release of a holdback from escrow related to the sale of our generic dermatology and dental businesses in December 2006.
For the three months ended June 30, 2008, we generated $0.9 million of cash from operations as compared to $0.2 million for the same period in 2007. The $0.7 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from lower operating and inventory related expenditures of $13.6 million;

•	A positive cash flow variance from lower purchase of trading securities of $5.9 million;

•	A negative cash flow variance from lower interest income and higher foreign exchange losses of $3.9 million; and

•	A negative cash flow variance from lower cash receipts from product sales, royalties and milestones of $14.9 million.
During the three months ended June 30, 2008, the disposal of property, plant and equipment of $0.1 million accounted for the most significant cash flows provided by investing activities offset by capital expenditures.
For the three months ended June 30, 2008, there were no cash flows provided by financing activities.
For the six months ended June 30, 2008, we used $5.3 million of cash in operations as compared to $49.8 million for the same period in 2007. The $44.5 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from lower litigation payment as 2007 included the TAP litigation payment of $112.5 million;

•	A positive cash flow variance from lower operating and inventory related expenditures of $16.0 million;

•	A negative cash flow variance from higher restructuring costs of $3.6 million;

•	A negative cash flow variance from lower investment and other income of $3.7 million;

•	A negative cash flow variance from lower cash receipts from product sales, royalties and milestones of $25.7 million; and

•	A negative cash flow variance from lower cash receipts from the sale of trading securities of $52.4 million.
During the six months ended June 30, 2008, a decrease in restricted cash of $2.3 million and the disposal of property, plant and equipment of $0.1 million accounted for the most significant cash flows provided by investing activities offset by capital expenditures. We used $0.2 million for the purchase of property, plant and equipment and other acquisition related costs.

Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2008, we had an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 21 days. If market interest rates were to increase immediately and uniformly by a hundred basis points from levels at June 30, 2008, the fair value of the portfolio would decline by an immaterial amount due to the short remaining maturity period.
At June 30, 2008, we had $120.9 million in cash and cash equivalents and $172.5 million of debt. To offset the foreign exchange impact of our $172.5 million U.S. dollar-denominated debt and other U.S. dollar-denominated liabilities, we held approximately the equivalent amount in U.S. dollar-denominated cash, cash equivalents, accounts receivables and foreign currency contracts such that if the U.S. dollar were to increase in value by 10% against the Canadian dollar, the increase in the fair value of our U.S. dollar denominated liabilities would be mostly offset by the increase in fair value of our U.S. dollar-denominated cash, cash equivalents, accounts receivables and foreign currency contracts, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains or losses in operations.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our U.S. dollar-denominated liabilities. The net unrealized loss in respect of such foreign currency contracts for the three months ended June 30, 2008 was $0.2 million, and was included as part of the net foreign exchange (losses) gains in our results of operations.
At June 30, 2008, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price
Canadian / U.S. dollar forward contracts to buy USD	2008	USD 76.0	0.98155 per USD

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
In addition to the Security Agreement with the bonding company described above, our material contractual obligations as of June 30, 2008 comprised our convertible debt, supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
General
Our cash resources and working capital, cash flow from operations, and other available financing resources will be utilized to fund current product development programs, operating requirements, debt requirements, and expected amounts under the restructuring programs. In accordance with the strategic initiatives announced by our Board of Directors in January 2008, involving the sale of assets to generate additional capital, on July 14, 2008 we announced the completion of the sale of the Aczone® assets to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc., for cash consideration of USD$150.0 million. Furthermore, on May 15, 2008 we announced the signing of a sale and purchase agreement to sell the land and building comprising our corporate headquarters and an adjacent undeveloped parcel of land in Vancouver, British Columbia. The sale and purchase agreement provides for the sale of the real estate to Discovery Parks Holdings Ltd. (“Discovery Parks”), an affiliate of Discovery Parks Trust, a private Canadian trust that designs and builds research facilities for the benefit of the people of British Columbia, for Cdn$65.5 million. In conjunction with the sale, QLT will enter into a five-year lease with Discovery Parks for approximately thirty percent of the facility and will provide two-year 6.5% interest-only second mortgage vendor financing in the amount of Cdn$12 million. The conditions to the closing of this transaction have been removed and the closing is expected to take place by the end of August, 2008. We can provide no assurance that we will complete this transaction nor can we provide any assurance that we will be able to negotiate the sale of the remaining assets included in the strategic initiatives on terms acceptable to us or at all. If adequate capital is not available, our business could be materially and adversely affected. Other factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; the outcome of legal proceedings and damage awards; the progress of our R&D programs including preclinical and clinical testing; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.
On August 1, 2007, in order to stay the execution and enforcement of the judgment in the MEEI litigation pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which was the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide cash, as security, to the bonding company in the full amount of the appeal bond. This amount is included in restricted cash on our Condensed Consolidated Balance Sheet at June 30, 2008. We may provide additional cash security in the amount of the damages accrued and accruing under the judgment. These amounts will be included as restricted cash on our Condensed Consolidated Balance Sheets if and when we deposit the additional security.
In regards to our $172.5 million of convertible debt outstanding, on September 15, 2008, holders of the notes will have the right to require us to repurchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. On and after September 15, 2008, we also have the right to redeem all or a portion of the notes for 100% of the principal amount of the notes, plus accrued and unpaid interest. At June 30, 2008 we had $120.9 million of cash and cash equivalents. In July 2008, we received $150.0 million from the divestment of Aczone. We plan to redeem our convertible debt and will use our existing cash resources for the redemption.
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
Recently Issued and Recently Adopted Accounting Standards
Refer to Note 1 — Summary of Significant Accounting Policies in the “Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of recently issued and adopted accounting standards.
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
No change was made to our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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
We may not be able to negotiate the sale of defined assets, including QLT USA or its assets, on terms acceptable to us or at all, and our Board of Directors may determine during and as a result of the process that we should not continue with the present strategy.
We are in the process of seeking the sale of certain of our core and non-core assets under a strategic restructure. The goal of maximizing shareholder value will drive any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the sale of assets, on terms acceptable to us or at all or on terms which meet our or our shareholders’ expectations regarding the value of these assets or that we will pursue any particular transaction structure. In addition, we may incur tax obligations related to the divestitures and there is no assurance that any gains from the sale of assets can be shielded by the existing pool of net operating losses in QLT USA. Further, we may determine during and as a result of the process that, based on the terms that may be offered for the sale of the Company or our assets, or upon conditions that may be imposed or may not be satisfied, as well as upon our Board of Directors’ ongoing assessment of various strategic alternatives available to the Company, we should implement different strategic restructuring initiatives including a sale of the Company.
Even if we are able to negotiate and enter into definitive agreements for the sale of defined assets, including QLT USA or its assets, we may not be able to consummate the transactions contemplated by the definitive agreements.
Even if we are able to negotiate and enter into definitive agreements for the sale of defined assets on terms acceptable to us, the consummation of the transactions contemplated by the definitive agreements would likely be subject to the satisfaction of various conditions and contingencies, which may not be met and could result in our not being able to consummate the transactions contemplated by the definitive agreements. These conditions and contingencies customarily include the receipt of consents from third parties, especially in asset sales transactions in which third parties may have the right to not consent to the transfer of contractual rights.
The process of pursuing multiple strategic transactions and initiatives simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations.
The process of pursuing a strategic transaction is generally a time-consuming process for the seller and demands the time and efforts of management and employees during the due diligence process with potential buyers, including management presentations and meetings with potential buyers, and the evaluation of bids from potential buyers. The demands of this process tend to be compounded in an auction process in which a seller is interacting with multiple bidders simultaneously. The process we have undertaken may entail our pursuing multiple strategic transactions simultaneously, including the sale of QLT USA or its assets in one or more sales transactions or the sale of the entire Company, in auction processes. The diversion of our management’s and employees’ attention to these processes may disrupt our operations, including by adversely impacting the progress of our development efforts, our product sales and our relationships with partners or suppliers.
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
As a result of these changes and the uncertainty regarding the timing and effect of any of the strategic transactions we are pursuing, employee morale may be lower and we may lose or be unable to attract and retain key employees. The loss of key employees or our inability to attract employees could adversely impact our ongoing operations, including failure to achieve targets and advance our clinical development projects, or impact our ability to effectively implement strategic transactions.
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
We face intense competition against our current products as well as our technology under clinical development. We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Some of our competitors are also our collaborators. For example, Novartis, which has the marketing rights to our Visudyne product, also has rights to market Lucentis outside of the United States, a product that is competitive with Visudyne. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete. In connection with our technology under clinical development, including our punctal plug drug delivery technology, our competitors may develop or obtain patent protection for products earlier than us, design around patented technology developed by us, obtain regulatory approval for such products before us, or develop more effective or less expensive products than us.
Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.
If we do not sustain profitability, shareholders may lose their investment.
We have incurred operating losses for the years ended December 31, 2005, 2006 and 2007 and the six months ended June 30, 2008. Our 2005 fiscal year was impacted by a $410.5 million non-cash charge for impairment of goodwill and other intangible assets that resulted from the Atrix acquisition, and our 2006 fiscal year was impacted by a litigation settlement charge of $112.5 million related to ongoing patent litigation. Our 2007 fiscal year was impacted by a litigation charge of $110.2 million related to the judgment in the litigation brought against us by Massachusetts Eye and Ear Infirmary (“MEEI”). Our accumulated deficit at June 30, 2008 was approximately $732.3 million. We may incur additional losses in the future. If we are unable to achieve profitability in the future, our stock price may decline.
If there is an adverse outcome in our litigation or other legal actions, our business may be harmed.

We and certain of our subsidiaries are involved in litigation, and in the future we may become involved in various other legal actions in the ordinary course of our business. We are currently a defendant in a number of lawsuits filed against us or our subsidiaries, which, if not ultimately resolved in our favor, could have a material adverse impact on our financial condition and the market price of our shares. For example, in July 2007 the United States District Court (the “Court”) for the District of Massachusetts entered judgment against us in the litigation brought by MEEI. The Court found us liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI damages equal to 3.01% on past, present and future net sales worldwide of Visudyne. The Court also awarded interest at the Massachusetts statutory rate of 12% on the royalties as they would have become payable from April 24, 2000, and legal fees in the amount of $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI. The judgment led to a charge being recorded in the second quarter of 2007 of $110 million. While we are appealing the judgment, the outcome of our appeal is uncertain and may be unfavorable. See Note 13 — Contingencies and Part II Item 1. Legal Proceedings.
U.S. patent no. 5,789,349 (the “’349 patent”), which is the subject of the MEEI litigation, is co-owned by QLT, Massachusetts General Hospital or “MGH” and MEEI. QLT entered into an exclusive license with MGH for its rights under the ’349 patent in return for a royalty equal to 0.5% of net sales of Visudyne in the United States and Canada. Under the license agreement with MGH, if QLT concludes a license agreement with MEEI for rights under the ’349 patent and continuation patents which includes payment of royalties and other compensation to MEEI that are more favorable than are contained in the license agreement with MGH, then as of the effective date of such more favorable royalties or compensation to MEEI, the license agreement with MGH shall be revised to the same rate as paid under the agreement with MEEI. MGH has advised QLT that it believes that as a result of the MEEI judgment, MGH is entitled to be paid the same royalties or other compensation as MEEI or alternatively that we provide security for such payment pending the outcome of our appeal. We have advised MGH that we do not believe the outcome of our litigation with MEEI falls within the scope of our license agreement with MGH, and that the outcome of the litigation gives MGH no basis for seeking security or payment. We believe that our position on the scope of our obligations to MGH is correct, and hence that, regardless of the outcome of the litigation with MEEI, we will not owe MGH additional payments. Because this matter may be the subject of litigation, and the outcome of any litigation is uncertain, we can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.
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
Our revenues to date have consisted largely of revenue from product sales of Visudyne and Eligard. If our planned sale of QLT USA and/or its Eligard product line is completed, Visudyne sales will constitute our primary source of revenue for the foreseeable future. Accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to be below expectations. Our products could be rendered obsolete or uneconomical by competitive changes, including generic competition. Product sales could also be adversely affected by other factors, including:
•	failure of ongoing clinical trials,

•	product manufacturing or supply interruptions,

•	the development of competitive products by other companies,

•	marketing or pricing actions by our competitors or regulatory authorities,

•	changes in the reimbursement or substitution policies of third-party payors,

•	changes in or withdrawal of regulatory approval for or the labeling of our products,

•	the outcome of disputes relating to patents,

•	disputes with our licensees, and

•	changes in laws that adversely affect our ability to market our products.
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
Our revenues depend on payment and reimbursement from third party payers and pricing, and if third party payers reduce or refuse payment, or reimbursement or if prices are reduced, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.
The continuing efforts of governmental and third-party payers to contain or reduce the costs of health care may negatively affect the sale of Visudyne, Eligard and our other products. Our ability to commercialize Visudyne, Eligard and our other products successfully will depend in part on the timeliness of and the extent to which adequate reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices, which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. We may also be subject to price reductions, including retroactive price reductions in the form of price rebates, as a result of government pricing rules and regulations which may impact both our financial condition and future revenues. Significant uncertainty exists as to the reimbursement status of newly approved therapeutic products or newly approved product indications.
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
From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, or they might not be achieved, in some cases for reasons beyond our control. For instance, our current and planned clinical trials may not begin on time or at all, or may not be completed on schedule or at all. The commencement or completion of our clinical trials may be delayed or halted for numerous reasons. If we do not meet or achieve these milestones, the commercialization of our products may be delayed or never achieved and, as a result, our business could be materially harmed.
Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.
We have applied for and will continue to apply for patents for certain aspects of Visudyne, Eligard and our other products and technology, including our punctal plug drug delivery technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. In addition, patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, Visudyne, Eligard and our other products could become subject to competition from the sale of generic versions of our products in addition to the other competitive products discussed above.
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
There are a number of biotechnology and pharmaceutical companies conducting pre-clinical and clinical research towards other treatments for dry AMD. We are also aware of published reports of studies showing that supplemental vitamin therapies reduce the risk of development of wet AMD. If these studies show that new therapies are effective to treat dry AMD or if supplemental vitamin usage becomes common place in patients with dry AMD, the incidence of wet AMD, which often develops in patients initially diagnosed with dry AMD, might be reduced, and Visudyne sales and our revenues could be materially reduced.
We rely on third-party manufacturers, and difficulties with such third parties could delay future revenues from our products sales.
We rely on several third parties in the U.S., Canada, Europe and Japan to manufacture Visudyne and Eligard. If such third parties fail to meet their respective contractual commitments, we may not be able to supply or continue to supply commercial quantities of the product or conduct certain future clinical testing.
Currently, Nippon Fine Chemicals, JHP Pharmaceuticals, LLC (previously Parkedale Pharmaceuticals Inc.), Orgapharm S.A.S. and Hollister-Stier Laboratories LLC manufacture Visudyne or components thereof. Evonik Degussa Canada Inc., or “Degussa” (formerly Degussa Canada, Inc. and formerly Raylo Chemicals Inc.), manufactured a material used in the production of Visudyne. As a result of the acquisition of Degussa by a third party, Degussa gave notice of its intention to terminate that manufacturing agreement, which termination we believe would be effective January 1, 2010 under the terms of the agreement. As we believe we currently have sufficient quantities of that material to meet our anticipated demand for Visudyne, on November 8, 2007 we entered into a termination agreement with Degussa permitting the termination of the manufacturing agreement effective December 15, 2007. If we are unable to locate and qualify an alternate manufacturer to Degussa, our future supply of Visudyne could be materially affected.
Our agreement with Nippon Fine Chemicals is in effect for a term ending on December 31, 2008. Our agreement with JHP Pharmaceuticals, LLC. is in effect for a term expiring December 31, 2009. The agreement with Orgapharm is effective for a period of five years from the date of commercial approval of the Visudyne component by either the EU regulatory authorities, or the U.S. and the Canadian regulatory authorities, whichever is earlier. The agreement with Hollister-Stier is in effect for five years from the date of applicable regulatory approval for the component product, after which it will renew for additional two-year periods unless one party provides the other with 36 months advance notice of its intention not to renew.
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
The future growth of our business may depend in part on our ability to successfully identify, acquire on favorable terms, and assimilate technologies, products or businesses.
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
Drugs manufactured or distributed pursuant to the FDA’s approval are subject to pervasive and continuing regulation by the FDA, certain state agencies and various foreign governmental regulatory agencies such as the EMEA, among others. Manufacturers are subject to inspection by the FDA and regulatory agencies from other jurisdictions. We must comply with a host of regulatory requirements that usually apply to drugs marketed in the U.S. and elsewhere, to our clinical development programs and to investigator sponsored studies that we may from time-to-time support, including but not limited to labeling regulations, Good Manufacturing Practice requirements, adverse event reporting, pricing rules and restrictions and general prohibitions against promoting products for unapproved or “off-label” uses imposed by the FDA and regulatory agencies in other jurisdictions. Our or our licensees’ failure to comply with applicable requirements could result in sanctions being imposed on us and/or our licensees. These sanctions could include warning letters, fines, product recalls or seizures, penalties, price rebates, injunctions, refusals to permit products to be imported into or exported out of the U.S. or elsewhere, FDA or other regulatory agency refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.
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
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and or effective income tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, future levels of R&D spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. For example, we have recognized the full tax benefit associated with the MEEI litigation damages award in our Financial Statements. To the extent that the taxation authorities do not agree with our tax position, we may not be able to realize all or a portion of the tax benefit recognized. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 1 to the Consolidated Financial Statements of this Report) can have a material impact on our effective income tax rate.
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
Our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund additional operating expenses will also depend on other factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, any amounts we may be required to pay in connection with any ongoing litigation as a result of an adverse court decision or any settlement agreement that we may enter into, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. Additional capital may not be available on terms favorable to us, or at all.
We plan to redeem our $172.5 million of convertible debt on September 15, 2008, which will reduce our liquidity.
As of June 30, 2008, we had $172.5 million of convertible debt outstanding, bearing interest at the rate of 3% per annum, payable semi-annually, and due in 2023. On and after September 15, 2008, we have the right, at our option, to redeem all or a portion of the notes for cash at a price of 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the redemption date. In addition, on each of September 15, 2008, 2013 and 2018, holders of the notes may require us to purchase all or a portion of their notes for cash at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, that date. We plan to redeem the notes on September 15, 2008, which will result in a usage of cash of $172.5 million reducing our liquidity.
Our operating results may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.
Our operating results may fluctuate from period to period for a number of reasons some of which are beyond our control. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:
•	lower than expected revenues from sales of Visudyne or Eligard,

•	changes in pricing, pricing strategies or reimbursement levels for Visudyne or Eligard,

•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months,

•	high levels of marketing expenses for Visudyne or the launch of additional competitors to Visudyne or Eligard,

•	fluctuations in currency exchange rates,

•	unfavorable outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical Industries Ltd. and Takeda Pharma Gmbh,

•	unfavorable outcome in the appeal of the judgment of the District Court in the litigation commenced by MEEI against us,

•	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne, Eligard, and our other products and candidates,

•	increased operating expenses as a result of product, technology or other acquisitions or business combinations, and

•	divestment of Eligard and other revenue producing assets.
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
Various provisions of our charter may impede a change in control that is beneficial to our shareholders.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We implemented a share buy-back program in June 2007 pursuant to which we had the right to purchase up to $50 million of our outstanding common shares or up to 5.7 million common shares over a 12-month period commencing on June 11, 2007. This program expired in June 2008. Cumulative purchases under this program since June 11, 2007 were 750,000 shares at an average price of $7.82, for a total cost of $5.9 million. There were no shares repurchased in 2008. The share purchases were made under a normal course issuer bid in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with all regulatory requirements.
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended June 30, 2008:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs

April 1, 2008 through
April 30, 2008	—	—	—	4,961,993 shares

May 1, 2008 through
May 31, 2008	—	—	—	4,961,993 shares

June 1, 2008 through
June 30, 2008	—	—	—	—

Total	—	—	—	—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 14, 2008, we held our annual meeting of shareholders. At the Meeting, our shareholders voted on the election of directors and a proposal to approve the appointment of Deloitte and Touche LLP as our independent auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors.
Each of the six nominees to the Board of Directors identified and described in our proxy circular and proxy statement dated April 14, 2008 were elected at the meeting, to hold office until our next annual meeting of shareholders or until his successor is duly elected, unless he resigns earlier. The proxies received by us for the Meeting and votes cast at the Meeting were voted as follows on the resolution to elect six directors, and each of the directors was declared elected:

Directors	Shares For	Shares Withheld	Abstentions and Broker Non-Votes
Robert L. Butchofsky	38,444,074	330,160	2

Bruce L.A. Carter	38,132,657	641,577	2

C. Boyd Clarke	38,469,075	305,159	2

Peter A. Crossgrove	38,227,574	546,660	2

Ian J. Massey	38,479,668	294,566	2

L. Jack Wood	38,480,930	147,852	2
At the Meeting, the shareholders approved the proposal to appoint Deloitte & Touche as our independent auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors. The proxies received by us for the Meeting were voted as follows on the resolution, and the resolution was declared passed:

Shares For	Shares Withheld	Abstentions and Broker Non-Votes
38,626,383	147,852	1
ITEM 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: August 8, 2008	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description	Location

10.45	Sale and Purchase Agreement dated May 15, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. as amended by each of: an Amending Agreement dated July 4, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., an Amended and Restated Sale and Purchase Agreement dated July 11, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Third Amending Agreement dated July 16, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fourth Amending Agreement dated July 18, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fifth Amending Agreement dated July 23, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Sixth Amending Agreement dated July 25, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Second Amended and Restated Sale and Purchase Agreement dated July 30, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. and an Eighth Amending Agreement dated August 7, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Ltd.	Filed herewith.

31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.