Form 10-Q
period 2008-09-30
QLT INC/BC
filed 2008-11-07
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Registrant’s telephone number, including area code: (604) 707-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2008, the registrant had 74,620,328 outstanding Common Shares.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2008
TABLE OF CONTENTS

ITEM		PAGE

PART I — FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1

	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and September 30, 2007	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 and September 30, 2007	3

	Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the three and nine months ended September 30, 2008	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

4.	CONTROLS AND PROCEDURES	34

PART II — OTHER INFORMATION

1.	LEGAL PROCEEDINGS	35

1A.	RISK FACTORS	35

2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48

6.	EXHIBITS	48

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	September 30, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$155,945	$126,731
Restricted cash	123,964	123,495
Accounts receivable	29,834	25,257
Income taxes receivable	64,523	48,421
Inventories (Note 2)	12,433	18,511
Current portion of deferred income tax assets	11,843	19,392
Other (Note 3)	8,467	11,930

	407,009	373,737
Property, plant and equipment	3,943	10,018
Assets held for sale	48	42,732
Deferred income tax assets	31,375	7,041
Goodwill (Note 5)	23,145	94,903
Mortgage receivable (Note 12)	11,276	—
Long-term inventories and other assets (Note 4)	23,640	20,556

	$500,436	$548,987

LIABILITIES
Current liabilities
Accounts payable	$9,144	$8,486
Accrued restructuring charge (Note 9)	1,098	153
Accrued liabilities (Note 6)	131,509	123,294
Convertible debt (Note 7)	—	172,500
Current portion of deferred revenue	7,459	8,431
Current portion of deferred income tax liabilities	—	11,291

	149,210	324,155

Uncertain tax position liabilities	2,122	2,070
Deferred revenue	1,837	2,939

	153,169	329,164

CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY
Share capital (Note 10)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	702,221	702,221
September 30, 2008 — 74,620,328 shares
December 31, 2007 — 74,620,328 shares
Additional paid in-capital	122,676	119,779
Accumulated deficit	(585,438)	(714,455)
Accumulated other comprehensive income	107,808	112,278

	347,267	219,823

	$500,436	$548,987

See the accompanying “Notes to the Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars except share and per share information)	2008	2007	2008	2007

Revenues
Net product revenue (Note 11)	$10,868	$14,606	$36,462	$54,170

Costs and expenses
Cost of sales	1,969	2,805	7,331	9,432
Accrued cost of sales re: MEEI (Note 15)	1,020	1,461	3,332	1,461
Research and development	6,887	9,081	23,049	26,236
Selling, general and administrative	4,422	5,990	15,519	15,980
Depreciation	464	1,334	2,566	3,910
Litigation	—	265	864	110,162
Gain on sale of long-lived assets (Note 12)	(21,289)	—	(21,289)	—
Restructuring (Note 9)	349	174	9,439	668

	(6,178)	21,110	40,811	167,849

Operating income (loss)	17,046	(6,504)	(4,349)	(113,679)

Investment and other (expense) income
Net foreign exchange losses	(296)	(863)	(58)	(1,285)
Interest income	1,853	3,818	5,789	11,163
Interest expense	(2,743)	(2,735)	(8,811)	(5,965)
Other gains	26	3,161	288	4,429

	(1,160)	3,381	(2,792)	8,342

Income (loss) from continuing operations before income taxes	15,886	(3,123)	(7,141)	(105,337)

Recovery of (provision for) income taxes	(3,749)	1,316	(144)	36,233

Income (loss) from continuing operations	12,137	(1,807)	(7,285)	(69,104)

Income from discontinued operations, net of income taxes (Note 12)	134,789	2,153	136,302	5,653

Net income (loss)	$146,926	$346	$129,017	$(63,451)

Basic net income (loss) per common share
Continuing operations	$0.16	$(0.02)	$(0.10)	$(0.92)
Discontinued operations	1.81	0.03	1.83	0.08

Net income (loss)	$1.97	$0.00	$1.73	$(0.85)

Diluted net income (loss) per common share
Continuing operations	$0.16	$(0.02)	$(0.10)	$(0.92)
Discontinued operations	1.81	0.03	1.83	0.08

Net income (loss)	$1.97	$0.00	$1.73	$(0.85)

Weighted average number of common shares outstanding (thousands)
Basic	74,620	74,618	74,620	75,003
Diluted	74,620	74,618	74,620	75,003

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Cash used in operating activities
Net income (loss)	$146,926	$346	$129,017	$(63,451)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	464	1,697	2,566	4,927
Write down of inventory	—	—	7,066	—
Write down of fixed assets	—	—	—	355
Share based compensation	789	939	2,830	2,560
Amortization of deferred financing expenses	166	330	851	938
Unrealized foreign exchange loss	511	(7,162)	4,431	(14,539)
Interest earned on restricted cash	(675)	(1,010)	(2,763)	(1,036)
Deferred income taxes	6,285	2,522	11,038	(30,133)
Gain on sale of long-lived assets	(21,289)	(2,990)	(21,289)	(3,990)
Gain on sale of Atrigel discontinued operations	(16,775)	—	(16,775)	—
Gain on sale of Aczone discontinued operations	(117,489)	—	(117,489)	—
Trading securities	—	—	—	52,433
Impairment of property, plant and equipment	—	—	1,691	—
Litigation	—	265	—	110,162
Accrued cost of sales and interest re: MEEI	2,536	1,461	7,644	1,461
Changes in non-cash operating assets and liabilities
Appeal bond collateral	—	(118,781)	—	(118,781)
Accounts receivable	533	5,382	(5,102)	15,945
Inventories	(3,729)	1,225	(5,369)	(53)
Long term deposits	(1,684)	—	(1,684)	—
Other current assets	3,966	3,613	1,951	758
Accounts payable	331	(2,175)	819	(4,773)
Income taxes receivable / payable	(12,367)	(2,583)	(19,429)	(2,512)
Accrued restructuring charge	(349)	(562)	997	(2,157)
Other accrued liabilities	(781)	(1,546)	1,044	(119,229)
Deferred revenue	(1,633)	(627)	(1,633)	693

	(14,264)	(119,656)	(19,588)	(170,422)

Cash provided by investing activities
Short-term investment securities	—	6,068	—	22,503
Net proceeds from sale of long-lived assets, net of mortgage	49,390	—	49,390	—
Net proceeds from sale of Atrigel	23,841	—	23,841	—
Net proceeds from sale of Aczone	146,696	—	146,696	—
Restricted cash	—	—	2,307	1,689
Proceeds on disposal of property, plant and equipment	—	3,000	86	4,000
Purchase of property, plant and equipment	(179)	(322)	(398)	(1,901)
Other acquisition related costs	(20)	(509)	(62)	(524)

	219,728	8,237	221,860	25,767

Cash (used in) provided by financing activities
Redemption of convertible debt	(172,500)	—	(172,500)	—
Common shares repurchased	—	(16)	—	(5,878)
Issuance of common shares	—	19	—	1,258

	(172,500)	3	(172,500)	(4,620)

Effect of exchange rate changes on cash and cash equivalents	2,091	6,828	(558)	22,397

Net increase (decrease) in cash and cash equivalents	35,055	(104,588)	29,214	(126,878)

Cash and cash equivalents, beginning of period	120,890	276,763	126,731	299,053

Cash and cash equivalents, end of period	$155,945	$172,175	$155,945	$172,175

Supplementary cash flow information:

Interest paid	$2,882	$2,775	$5,501	$5,663
Income taxes paid	16,901	148	16,925	148
Non-cash investing activity:

1.	On August 29, 2008, in connection with the sale of our land and building, we provided a two year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12.0 million.
See the accompanying “Notes to the Consolidated Financial Statements.”

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
	Common Shares		Additional	Other			Total
			Paid-in	Comprehensive Income		Comprehensive	Shareholders’
	Shares	Amount	Capital	(Loss)	Accumulated Deficit	Income (Loss)	Equity

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535	$(603,251)	—	$303,214
Adjustment for the adoption of FASB Interpretation No. 48					(1,207)		(1,207)
Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.84 per share and U.S. $2.89 — U.S. $9.29 per share	181,348	2,597	(1,344)	—	—	—	1,253
Stock-based compensation	—	—	3,696	—	—	—	3,696
Common share repurchase	(750,000)	(8,582)	2,703	—	—	—	(5,879)

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	28,728	—	$28,728	28,728
Unrealized gain on available for sale securities	—	—	—	15	—	15	15
Net loss	—	—	—	—	(109,997)	(109,997)	(109,997)

Comprehensive loss	—	—	—	—	—	(81,254)	—

Balance at December 31, 2007	74,620,328	$702,221	$119,779	$112,278	$(714,455)	—	$219,823
Stock-based compensation	—	—	1,355	—	—	—	1,355

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(2,268)	—	$(2,268)	(2,268)
Net loss	—	—	—	—	(10,471)	(10,471)	(10,471)

Comprehensive loss	—	—	—	—	—	(12,739)	—

Balance at March 31, 2008	74,620,328	$702,221	$121,134	$110,010	$(724,926)	—	$208,439
Stock-based compensation	—	—	755	—	—	—	755

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	392	—	$392	392
Net loss	—	—	—	—	(7,438)	(7,438)	(7,438)

Comprehensive loss	—	—	—	—	—	(7,046)	—

Balance at June 30, 2008	74,620,328	$702,221	$121,889	$110,402	$(732,364)	—	$202,148
Stock-based compensation	—	—	787	—	—	—	787
Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(2,594)	—	$(2,594)	(2,594)
Net income	—	—	—	—	146,926	146,926	146,926

Comprehensive income	—	—	—	—	—	144,332	—

Balance at September 30, 2008	74,620,328	$702,221	$122,676	$107,808 (1)	$(585,438)	—	$347,267

(1)	At September 30, 2008 our accumulated other comprehensive income is entirely related to cumulative translation adjustments from the application of U.S. dollar reporting.
See the accompanying “Notes to the Consolidated Financial Statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a biopharmaceutical company with two commercial products, Visudyne® and Eligard®, which were derived from our two unique technology platforms, photodynamic therapy and Atrigel®. Our clinical development programs are primarily focused on our proprietary punctal plug delivery technology. (See Assets Held for Sale and Discontinued Operations.)
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
In January 2008, we initiated an active plan to divest: (i) the building and land associated with and surrounding our corporate headquarters in Vancouver; and (ii) QLT USA, Inc. (“QLT USA”), whose primary asset currently is the Eligard product line for prostate cancer. Assets relating to Aczone®, a dermatology product for the treatment of acne vulgaris, previously owned by QLT USA, were sold to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc. on July 11, 2008. On August 25, 2008 QLT USA entered into an exclusive license agreement with Reckitt Benckiser Pharmaceuticals Inc. for certain rights relating its Atrigel® sustained-release drug delivery technology. On August 29, 2008 we closed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks Holdings Ltd., in its capacity as trustee of Discovery Parks Trust and Discovery Parks Trust 2 (“Discovery Parks”). As a result, the consolidated financial statements for 2007 have been restated for comparative purposes to present the results of Eligard, Aczone and Atrigel as discontinued operations, and the assets included as part of this divestiture plan have been reclassified as held for sale. (See Note 12 — Discontinued Operations.)
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, litigation contingencies, sale-leaseback accounting, provisions for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets and assets held for sale, assessment of impairment of goodwill, allocation of goodwill to divested businesses, accruals for contract manufacturing and research and development agreements, the fair value of the mortgage receivable, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provision for sales rebate, provisions for taxes, accruals for current income taxes receivable, amount of valuation allowance against deferred tax assets, and determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management.

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
Long-lived Assets
We incur costs to purchase and occasionally construct property, plant and equipment. The treatment of costs to purchase or construct these assets depends on the nature of the costs and the stage of construction. Costs incurred in the initial design and evaluation phase, such as the cost of performing feasibility studies and evaluating alternatives, are charged to expense. Costs incurred in the committed project planning and design phase, and in the construction and installation phase, are capitalized as part of the cost of the asset. We stop capitalizing costs when an asset is substantially completed and ready for its intended use. We depreciate plant, equipment, and leasehold improvements using the straight-line method over their estimated economic lives, which range from 3-40 years. Determining the economic lives of plant, equipment, and leasehold improvements requires us to make significant judgments that can materially impact our operating results.
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
Goodwill Impairment
In accordance with Statement of Financial Accounting Standard 142 (“SFAS 142”), Goodwill and Other Intangibles, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill, all of which relates to our acquisition of Atrix Laboratories, Inc. (now QLT USA). During the third quarter of 2008, we performed our annual impairment test, and did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount. Impairment tests may be required in future periods before our next annual test as a result of changes in forecasts and estimates, and may result in impairment charges which could materially impact our future reported results.
Revenue Recognition
      Net Product Revenues
Our net product revenues included in continuing operations are derived from sales of Visudyne.

With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis, we are responsible for Visudyne manufacturing and product supply, and Novartis is responsible for marketing and distributing Visudyne. Our agreement with Novartis provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis, (2) an amount equal to 50% of Novartis’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis’ ability to market and distribute Visudyne to end-customers.
Beginning in 2008, net product revenues from Eligard have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.
With respect to Eligard, under the terms of the license agreements with QLT USA’s commercial licensees, we are responsible for Eligard manufacturing and supply and receive from our commercial licensees an agreed upon sales price upon shipment to them. (We also earn royalties from certain commercial licensees based upon their sales of Eligard products to end customers, which royalties are included in net royalty revenue within discontinued operations.) We recognize net revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our commercial licensees, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our commercial licensees. Our Eligard commercial licensees are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our commercial licensees.
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
Assets Held for Sale and Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of their carrying value or their estimated fair value. We cease to record depreciation or amortization expense at that time. On August 29, 2008 we closed the sale of our land and building associated with our corporate headquarters in Vancouver. Assets relating to Aczone were sold on July 11, 2008, and we entered into an exclusive license agreement for certain Atrigel rights and a related asset purchase agreement on August 25, 2008. Details of the sale of Aczone assets, Atrigel assets, and out-licensing of certain Atrigel rights are described in Note 12 — Discontinued Operations. Long-term assets related to the Eligard product line as well as those included as part of these divestitures have been reclassified as held for sale in the Condensed Consolidated Balance Sheet for the prior period. Long-term assets related to the Eligard product line have been reclassified as held for sale in the current period. As a result of a previous impairment charge, Eligard intangibles have a nil book value.
The results of operations for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. Additionally, segment information does not include the results of businesses classified as discontinued operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we do not expect any continuing involvement with these businesses following their sales.
Change in Depreciation Method
Effective July 1, 2008, as a result of a review of the remaining life and pattern of usage of our computer hardware and operating system, we adopted the straight-line method of depreciation for computer hardware and operating system acquired prior to 2003, which was previously depreciated using the declining balance method. Under the provisions of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, a change in depreciation method is treated on a prospective basis as a change in estimate. Prior period results have not been restated. We believe that the change from the declining-balance method to the straight-line method better reflects the pattern of consumption of the future benefits to be derived from those assets being depreciated and provides a better matching of costs and revenues over the assets’ estimated useful lives. The effect of the change in depreciation method for the quarter ended September 30, 2008, was negligible.
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Changes in valuation allowances are included in our tax provision, or within discontinued operations in the period of change. (See Note 16 — Income Taxes.)
Contingencies
We are involved in legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal proceedings, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot reasonably be estimated, no liability is recorded in the consolidated financial statements. Details of our potentially material legal proceedings are described in Note 15 — Contingencies.
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
The following table sets out the computation of basic and diluted net income per common share:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(In thousands of U.S. dollars, except share and per share data)	2008	2007	2008	2007

Numerator:
Income (loss) from continuing operations	$12,137	$(1,807)	$(7,285)	$(69,104)
Income from discontinued operations, net of income taxes	134,789	2,153	136,302	5,653

Net income (loss)	$146,926	$346	$129,017	$(63,451)
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—	—	—

Adjusted income (loss)	$146,926	$346	$129,017	$(63,451)

Denominator: (In thousands)
Weighted average common shares outstanding	74,620	74,618	74,620	75,003
Effect of dilutive securities:
Stock options	—	—	—	—
Convertible senior notes	—	—	—	—

Diluted potential common shares	—	—	—	—

Diluted weighted average common shares outstanding	74,620	74,618	74,620	75,003

Basic net income (loss) per common share
Continuing operations	$0.16	$(0.02)	$(0.10)	$(0.92)
Discontinued operations	1.81	0.03	1.83	0.08

Net income (loss)	$1.97	$0.00	$1.73	$(0.85)

Diluted net income (loss) per common share
Continuing operations	$0.16	$(0.02)	$(0.10)	$(0.92)
Discontinued operations	1.81	0.03	1.83	0.08

Net income (loss)	$1.97	$0.00	$1.73	$(0.85)

Excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2008 are 6,064,688 shares, respectively, related to stock options because their effect was anti-dilutive. Excluded from the calculation of diluted net income per common share for the three and nine months ended September 30, 2007 are 5,832,772 shares, respectively, related to stock options because their effect was anti-dilutive. On September 15, 2008 we completed the redemption of all $172.5 million outstanding principal amount of our 3% convertible senior notes due 2023. For the three and nine months ended September 30, 2008, 8,112,316 shares and 9,160,075 shares, respectively, related to the conversion of the convertible senior notes were excluded because their effect was anti-dilutive. For the prior periods presented, 9,692,637 shares related to the conversion of the convertible senior notes were also excluded because their effect was anti-dilutive.
Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, restricted cash, trade receivables and payables, and mortgage receivable approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). For foreign currency forward contracts, which are carried at their fair values, our fair value estimate incorporates quoted market prices at the balance sheet date. Our convertible notes were carried at historical cost and adjusted for foreign currency fluctuations and principal repayments. The fair value estimates presented in this report are based on information available to us as of September 30, 2008, and December 31, 2007.
Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but instead eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial long-lived assets measured at fair value for an impairment assessment. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 13 — Financial Instruments and Concentration of Credit Risk in “Notes to the Consolidated Financial Statements” in this Report for additional information.
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
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS 133 (“SFAS 161”). SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year, with early application encouraged. We are currently evaluating the impact that SFAS 161 will have on our financial statements.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We are currently evaluating the impact that SFAS 162 will have on our financial statements.

2. INVENTORIES

(In thousands of U.S. dollars)	September 30, 2008	December 31, 2007

Raw materials and supplies	$6,297	$12,653
Work-in-process	32,643	33,819
Finished goods	2,161	67
Provision for excess inventory	(2,833)	(3,020)
Provision for non-completion of product inventory	(3,994)	(4,613)

	$34,274	$38,906
Less: Long-term inventory, net of provisions	(21,841)	(20,395)

	$12,433	$18,511

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $2.8 million, all of which was applied against our long-term inventory, reflects our forecast of future Visudyne demand.
We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended September 30, 2008 we incurred a charge of $0.2 million related to a batch failure. At September 30, 2008 and December 31, 2007, $2.1 million and $2.3 million, respectively, of the provision for non-completion of product inventory related to long-term inventory. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 — Long-Term Inventories and Other Assets.
3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	September 30, 2008	December 31, 2007

Inventory in transit held by Novartis	$5,984	$7,995
Foreign exchange contracts	—	1,236
Deferred financing expenses	—	863
Prepaid expenses and other	2,483	1,836

	$8,467	$11,930

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
4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	September 30, 2008	December 31, 2007

Inventory, net of provisions	$21,841	$20,395
Other	1,799	161

	$23,640	$20,556

5. GOODWILL
As discussed in Note 1 — Significant Accounting Policies, we perform regular reviews to determine if the carrying value of our goodwill may be impaired. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of goodwill may not be recovered. During the third quarter of 2008, we performed our annual impairment test, and did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount. During the third quarter of 2008, we allocated $27.8 million of goodwill to the gain on the sale of Aczone, and $4.6 million of goodwill to the gain on out-license of certain Atrigel rights and sale of related equipment, based on the relative fair values of the divested businesses in relation to the business remaining within the reporting unit.

(In thousands of U.S. dollars)	Goodwill

Cost	$409,586
Impairment losses	(305,628)
Allocation to cost of dispositions — discontinued operations (related to sale of generic dermatology and dental businesses and related manufacturing facility in 2006)	(5,317)
Reduction in valuation allowance against deferred tax assets*	(3,738)

Balance as of December 31, 2007	$94,903
Reduction in valuation allowance against deferred tax assets*	(1,149)

Balance as of March 31, 2008	$93,754

Balance as of June 30, 2008	$93,754
Reduction in valuation allowance against deferred tax assets*	(38,205)
Allocation to cost of dispositions — discontinued operations (sale of Aczone, out-license of certain Atrigel rights, and sale of related equipment)	(32,404)

Balance as of September 30, 2008	$23,145

*	We reduced our valuation allowance relating to various tax assets (including tax loss carryforwards and research and development credit carryforwards) that were acquired upon the acquisition of Atrix Laboratories, Inc. in 2004. (See Note 16 — Income Taxes.)
6. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2008	December 31, 2007

Royalties	$734	$1,033
Compensation	3,083	5,263
Interest	70	1,560
Litigation charge — MEEI judgment and ongoing related accruals (Note 15)	122,676	115,027
Provision for Eligard sales pricing rebate	4,585	—
Other	361	411

	$131,509	$123,294

7. CONVERTIBLE DEBT
In August 2003, we issued $172.5 million aggregate principal amount of convertible senior notes due in 2023. The notes bore interest at 3% per annum, payable semi-annually beginning March 15, 2004. On September 15, 2008 we completed the redemption of the $172.5 million outstanding principal amount at 100% of the principal amount, plus accrued and unpaid interest to, but not including, September 15, 2008.
8. FOREIGN EXCHANGE FACILITIES
We have two foreign exchange facilities with two separate financial institutions for the sole purpose of entering into foreign exchange contracts.
The two facilities have similar terms and allow us to enter into a combined maximum of $550.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $95.0 million. These foreign exchange facilities are secured by cash or money market instruments based on contingent credit exposure for the period in which any foreign exchange transactions are outstanding. At September 30, 2008, collateral totalling $4.2 million was pledged as security for these foreign exchange facilities.
9. RESTRUCTURING CHARGE
In January 2008 we restructured our operations in order to concentrate our resources on our Visudyne product and on our clinical development programs related to our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). We have provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $9.4 million of restructuring charges for the nine months ended September 30, 2008. Restructuring charges include contract termination costs and impairment charges on property, plant and equipment of approximately $1.8 million related to equipment used for activities which were eliminated pursuant to our restructuring. We expect to record additional restructuring charges of up to $0.5 million in 2008 related to severance, termination benefits and other costs, as we complete final activities associated with this restructuring. We anticipate paying most amounts by the end of 2008.
The details of our restructuring are as follows:

	Employee		Contract
	Termination	Asset	Termination
(In thousands of U. S. dollars)	costs(1)	Write-downs	costs	Total

Balance at December 31, 2007(2)	$153	$—	$—	$153
Restructuring charge	5,948	1,486	—	7,434
Foreign exchange	(24)	—	—	(24)
Cash payments	(4,240)	—	—	(4,240)
Non-cash portion(3)	(537)	(1,486)	—	(2,023)

Balance at March 31, 2008	$1,300	$—	$—	$1,300
Restructuring charge	1,603	53	—	1,656
Restructuring charge in discontinued operations	216	—	—	216
Foreign exchange	6	—	—	6
Cash payments	(1,663)	—	—	(1,663)
Non-cash portion(3)	17	(53)	—	(36)

Balance at June 30, 2008	$1,479	$—	$—	$1,479
Restructuring charge	51	—	298	349
Restructuring charge in discontinued operations	24	—	—	24
Foreign exchange	(36)	—	—	(36)
Cash payments	(646)	—	—	(646)
Non-cash portion(3)	(72)	—	—	(72)

Balance at September 30, 2008	$800	$—	$298	$1,098

(1)	Costs include severance, termination benefits, and outplacement support.

(2)	Opening balance represents remaining balance from previous restructurings.

(3)	Non-cash portion of employee termination costs relates to stock-based compensation.

10. SHARE CAPITAL
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
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Annualized volatility	42.1%	36.7%	42.1%	37.0%
Risk-free interest rate	2.9%	4.0%	2.9%	4.4%
Expected life (years)	3.9	3.3	3.9	3.3

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
The impact on our results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2008 and September 30, 2007 was as follows:

(In thousands of U.S. dollar)	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Cost of sales	$2	$17	$13	$21
Research and development	227	533	803	1,602
Selling, general and administrative	492	349	1,300	897
Restructuring charge	12	40	532	40
Discontinued operations	56	—	182	—

Stock-based compensation expense before income taxes	789	939	2,830	2,560
Related income tax benefits	(21)	(30)	(69)	(110)

Stock-based compensation, net of income taxes	$768	$909	$2,761	$2,450

At September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options was $5.1 million, which is expected to be recognized over 36 months with a weighted-average period of 2.3 years. Share-based compensation capitalized as part of inventory was nil during the three months ended September 30, 2008 and $0.1 million during the nine months ended September 30, 2008. The total share-based compensation cost of stock options capitalized as part of inventory was negligible during the three months ended September 30, 2007 and $0.2 million during the nine months ended September 30, 2007. There were no stock options exercised during the three and nine months ended September 30, 2008. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $0.1 million and $0.3 million, respectively. We recorded cash received from the exercise of stock options of $0.1 million and $1.3 million, respectively, during the three and nine months ended September 30, 2007. We recorded a negligible amount for related tax benefits during the three and nine months ended September 30, 2008. Upon option exercise, we issue new shares of stock.
11. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	For the three months		For the nine months ended
	ended September 30,		September 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Visudyne® sales by Novartis	$34,081	$48,735	$111,237	$169,315
Less: Marketing and distribution costs	(15,606)	(26,419)	(51,538)	(79,701)
Less: Inventory costs	(2,322)	(2,909)	(7,384)	(8,863)
Less: Royalties to third parties	(733)	(1,037)	(2,381)	(3,576)

	$15,420	$18,370	$49,934	$77,175

QLT’s 50% share of Novartis’ net proceeds from Visudyne® sales	$7,710	$9,185	$24,967	$38,587
Add: Advance on inventory costs from Novartis	1,266	2,198	5,018	6,372
Add: Royalties reimbursed to QLT	750	991	2,425	3,533
Add: Other costs reimbursed to QLT	1,142	2,232	4,052	5,678

Revenue from Visudyne® sales	$10,868	$14,606	$36,462	$54,170

For the three months ended September 30, 2008, approximately 29% of total Visudyne sales were in Europe, 27% in the United States, and 44% in other markets worldwide. For the same period in 2007, approximately 42% of total Visudyne sales were in Europe, 19% in the United States, and 39% in other markets worldwide.
For the nine months ended September 30, 2008, approximately 34% of total Visudyne sales were in Europe, 26% in the United States, and 40% in other markets worldwide. For the same period in 2007, approximately 51% of total Visudyne sales were in Europe, 17% in the United States, and 33% in other markets worldwide.
12. DISCONTINUED OPERATIONS
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008 in order to concentrate our resources on Visudyne and certain clinical development programs. Our restructuring plan provided for the sale of the land and building associated with our corporate headquarters in Vancouver, British Columbia, and the assets of QLT USA, our wholly owned U.S. subsidiary, whose primary asset currently is the Eligard product line for prostate cancer.
Assets related to Aczone were sold by QLT USA to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc., in July 2008 for cash consideration of $150.0 million, pursuant to the terms of a purchase agreement executed on June 6, 2008. We recognized a pre-tax gain of $117.5 million related to this transaction. The assets sold include worldwide rights to Aczone®, related inventory of $1.4 million and $27.8 million of goodwill allocated in accordance with SFAS 142. Aczone® had a nil book value as it was recorded as in-process R&D upon the acquisition of Atrix Laboratories, Inc. in 2004.
On August 25, 2008 QLT USA entered into an exclusive license agreement with Reckitt Benckiser Pharmaceuticals Inc. for its Atrigel® sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products. Under the terms of the license agreement and related asset purchase agreement, we received an aggregate upfront cash payment of $25.0 million and may receive potential milestone payments of up to $5.0 million based on the successful development of two Atrigel-formulated products. As part of the transaction, Reckitt acquired 18 employees from QLT USA and took over its corporate facility located in Fort Collins, Colorado. We recognized a pre-tax gain of $16.8 million related to this transaction. The assets sold include equipment of $2.4 million, $4.6 million of goodwill allocated in accordance with SFAS 142, and a license for certain Atrigel rights with a nil book value.
On August 29, 2008, we closed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks Holdings Ltd., in its capacity as trustee of Discovery Parks Trust and Discovery Parks Trust 2 (“Discovery Parks”) for CAD$65.5 million. Discovery Parks is an affiliate of Discovery Parks Trust, a private Canadian trust that designs and builds research facilities for the benefit of the people of British Columbia, Canada. In conjunction with the sale, we entered into a five-year lease with Discovery Parks for approximately 30% of the facility and provided a two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12.0 million.
In accordance with SFAS No. 144, the results of operations from the Eligard, Aczone, and Atrigel products have been accounted for as discontinued operations. Accordingly, the results of operations related to these products have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Long-term assets related to the Eligard product line and those included as part of these divestitures have been reclassified as held for sale in the Condensed Consolidated Balance Sheet for the prior period. Long-term assets related to the Eligard product line have been reclassified as held for sale in the current period. As a result of a previous impairment charge, Eligard intangibles have a nil book value.
In accordance with SFAS No. 13, Accounting for Leases, and SFAS No. 66, Accounting for Sales of Real Estate, all of the gain on the sale of our land and building was recorded in the three months ended September 30, 2008 under the full accrual method. We relinquished the right to substantially all of the property sold, leasing back a minor portion, and the sale and leaseback were treated as separate transactions based on their respective terms. Primarily as a result of the sale, certain equipment is no longer used in operations, resulting in impairment losses of $2.0 million which has been included in the net gain on sale of long lived assets. The two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12.0 million was recorded as a held-to-maturity financial asset at its fair value at inception, and will be carried at amortized cost.
The carrying values of assets held for sale are summarized below. At September 30, 2008, no impairment has been recognized in relation to these assets.

(In thousands of U.S. dollars)	September 30, 2008	December 31, 2007

Building	$—	$29,735
Land	—	7,187
Equipment	48	5,810

	$48	$42,732

Operating results of our Eligard, Aczone and Atrigel related operations included in discontinued operations are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Net revenue	$16,948	$14,052	$48,669	$42,849

Operating pre-tax income	7,739	3,645	9,958	9,472
Gain on sale of discontinued operations	134,264	—	134,264	—
Pre-tax income	142,003	3,645	144,222	9,472

Income tax provision*	(65,673)	(1,492)	(66,379)	(3,819)
Income tax recovery**	58,459	—	58,459	—

Net income from discontinued operations	$134,789	$2,153	$136,302	$5,653

*	Income tax provision relating to the gain on sale of Aczone discontinued operations (before application of loss carryforwards) was $55.2 million. Income tax provision relating to the gain on sale of Atrigel discontinued operations (before application of loss carryforwards) was $8.1 million.

**	During the three and nine months ended September 30, 2008, we released our valuation allowance on substantially all of QLT USA’s tax assets. (See Note 16 — Income Taxes.)
Related to Eligard products, we held $19.9 million of accounts receivable and $10.4 million of inventory at September 30, 2008 (December 31, 2007 — $13.4 million and $4.5 million, respectively). As at September 30, 2008, we held no inventory related to Aczone (December 31, 2007 — $7.1 million).
13. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.
We have various financial instruments that must be measured under the new fair value standard including: cash and cash equivalents, restricted cash, mortgage receivable and forward currency contracts. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:
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
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

		Fair Value Measurements at September 30, 2008
	Carrying Value
	September 30, 2008	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$155,945	$141,637	$14,308	$—
Restricted cash	123,964	123,964	—	—
Mortgage receivable	11,276	—	11,276	—

Total	$291,191	$265,601	$25,584	$—

Liabilities:
Forward currency contracts	$140	$—	$140	$—

We purchase goods and services primarily in Canadian dollars (“CAD”) and U.S. dollars (“USD”), and earn most of our revenues in USD. We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our USD denominated liabilities. We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized loss in respect of such foreign currency contracts for the three and nine months ended September 30, 2008, was approximately a $1.9 million and $0.1 million, respectively, which was included in our results of operations. At September 30, 2008, we had an outstanding forward foreign currency contract as noted below.

	Maturity Period	Quantity (millions)	Price

Canadian / U.S. dollar forward contract to buy USD	2009	USD 28.0	1.0661 per USD
Other financial instruments that potentially subject us to concentration of credit risk include our cash, cash equivalents, restricted cash, accounts receivable, and mortgage receivable. In order to limit our credit exposure, our policy in regards to cash and cash equivalents is to deposit our cash with high quality financial institutions or invest in investment grade money market instruments. Furthermore, we limit our investment in any particular issuer to a maximum of 5% of our total portfolio unless it is a government issuer, money market fund, or term deposit.
Our accounts receivable, as at September 30, 2008 and December 31, 2007, respectively, comprised primarily amounts owing from Novartis, MediGene AG, and Sanofi-Synthelabo, Inc.
14. COMMITMENTS AND GUARANTEES
In conjunction with the sale of our land and building, we entered into a five-year operating lease with Discovery Parks for office and laboratory space. We have the option to renew this lease for an additional five years at fair market value at the time of renewal. The minimum annual commitment related to this agreement payable over the next five years is as follows:
(In thousands of U.S. dollars)

Year ending December 31,
2008	369
2009	1,477
2010	1,477
2011	1,477
2012	1,477
2013	985
In connection with the sale of assets and businesses, we provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at September 30, 2008, no amount has been accrued related to indemnities.
15. CONTINGENCIES
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigations in the ordinary course of our business, which we consider as potentially material to our business and are described below.
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
(a) Eligard Patent Litigation
On June 1, 2004, QLT USA’s Eligard marketing licensee for Europe, MediGene AG, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of European Patent 0 202 065 (the “065 patent”). The ‘065 patent expired on May 6, 2006.

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
On November 6, 2006, a federal jury found QLT liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay MEEI 3.01% of net sales of Visudyne worldwide. On July 18, 2007, the Court entered a final judgment in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI 3.01% of past, present and future worldwide Visudyne sales. The Court also awarded interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable, from April 24, 2000. The Court also awarded MEEI its legal fees in an amount on $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI. The Court dismissed MEEI’s claim for misappropriation of trade secrets and, having found that the claim of unjust enrichment was not triable to a jury, also dismissed MEEI’s claim to unjust enrichment.
As a result, at June 30, 2007, we recorded a charge of $109.9 million and accrued a litigation reserve in the same amount. We have also accrued, since July 2007, an additional $6.2 million based on 3.01% (the amount imposed by the Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded in the Consolidated Statements of Operations as “Accrued Cost of Sales re: MEEI”). Furthermore, we have accrued $6.8 million of interest expense related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment. On August 1, 2007, we filed a Notice of Appeal of the Court’s final judgment to the United States Court of Appeals for the First Circuit. The appeal was heard on September 9, 2008 and a decision is expected within the next four to six months, although it can take longer. In order to stay the execution and enforcement of the judgment pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to deposit cash, as security, to the bonding company, Westchester Fire Insurance Company, a subsidiary of ACE Limited, in the full amount of the appeal bond. This amount, plus accrued interest of $5.2 million was included in restricted cash on our Consolidated Balance Sheets as at September 30, 2008.
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
We believe that our position on the scope of our obligations to MGH is correct, and hence that, regardless of the outcome of the litigation with MEEI, we will not owe MGH additional payments. Further, because this matter may be the subject of litigation and the outcome of any litigation is uncertain, we can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.
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
On May 18, 2007, Biolitec filed an amended demand for arbitration with the American Arbitration Association asserting claims for breach of contract, promissory estoppel and misrepresentation relating to the Agreement. In the amended demand for arbitration, Biolitec sought damages in the amount of $3.3 million and a determination that our termination of the Agreement is invalid. Biolitec also sought an award of attorneys’ fees and reasonable costs in prosecuting the arbitration. On May 15, 2008, the arbitrator determined that QLT had an adequate basis to terminate the Agreement after the first year of the term of the Agreement, but awarded Biolitec $0.9 million in damages for QLT’s failure to perform for the balance of the first year of the term of the Agreement, and required Biolitec to deliver at our request certain lasers Biolitec would otherwise have been obligated to provide to QLT during the first year of the Agreement. As permitted under the arbitrator’s award, we have taken delivery of those certain lasers from Biolitec but have reservations about any further utility of the instruments. Neither party was awarded attorney’s fees or costs in connection with the arbitration. The parties reported back to the Court with the arbitrator’s determination.
16. INCOME TAXES
In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
As a result of an evaluation of QLT USA’s prior earnings history, expected future earnings, and gains recorded on the divestiture of Aczone and out-licensing of Atrigel, we concluded that a valuation allowance was no longer required on substantially all of its tax assets. As such, during the third quarter, we reduced our valuation allowance by $96.7 million relating to QLT USA’s tax assets (which included tax loss carryforwards and research and development credit carryforwards). Since a portion of the valuation allowance was established with respect to various tax assets (including tax loss carryforwards and research and development credit carryforwards) that were acquired as part of the 2004 acquisition of Atrix Laboratories, Inc., $38.2 million of the valuation allowance reduction during the quarter was allocated to reduce goodwill. The remaining reduction of our valuation allowance of $58.5 million was recorded within discontinued operations. Accordingly, the change in our valuation allowance only partially impacted our effective tax rate within discontinued operations for the quarter and nine months ended September 30, 2008.

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
In January 2008, we initiated a strategic corporate restructuring designed to enhance shareholder value. These initiatives include:
•	the sale of QLT USA, Inc. (“QLT USA”), our wholly-owned U.S. subsidiary, or its assets, which at the time included: the Eligard product line for prostate cancer, the Atrigel drug delivery system and Aczone (a dermatology product for the treatment of acne vulgaris);

•	the sale of the land and building associated with and surrounding our corporate head office in Vancouver; and

•	the reduction in headcount of approximately 115 employees with planned reductions in the future as assets are divested.
The plan to pursue a sale of the assets described above was part of a significant strategic change pursuant to which we are focusing our ongoing business primarily on Visudyne and clinical development programs related to our punctal plug delivery technology.
On July 11, 2008 we completed the sale of the assets related to Aczone to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc., for cash consideration of $150.0 million.
On August 25, 2008 QLT USA entered into an exclusive license agreement with Reckitt Benckiser Pharmaceuticals Inc. for its Atrigel® sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products. Under the terms of the license agreement and related asset purchase agreement, we received an aggregate upfront payment of $25.0 million and may receive potential milestone payments of up to $5.0 million based on the successful development of two Atrigel-formulated products. As part of the transaction, Reckitt acquired 18 employees from QLT USA and took over its corporate facility located in Fort Collins, Colorado.
On August 29, 2008 we closed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks Holdings Ltd., in its capacity as trustee of Discovery Parks Trust and Discovery Parks Trust 2 (“Discovery Parks”) for CAD$65.5 million. Discovery Parks is an affiliate of Discovery Parks Trust, a private Canadian trust that designs and builds research facilities for the benefit of the people of British Columbia, Canada. In conjunction with the sale, we entered into a five-year lease with Discovery Parks for approximately 30% of the facility and provided a two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12 million.
We are continuing to pursue the sale of QLT USA, or its remaining assets, namely the Eligard product line and related assets. There can be no assurance that we will be able to negotiate the sale of the remaining assets on terms acceptable to us or at all or that we will pursue any particular transaction structure. Goldman Sachs & Co., our financial advisor, is assisting us as we review and evaluate transaction proposals. The goal of maximizing shareholder value will be the key driver in any decision we make regarding specific deal structures or transactions into which we may enter.
RECENT DEVELOPMENTS
On October 9, 2008 we announced that we initiated a Phase I safety study in healthy adults of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The drug is being developed under a Co-Development Agreement with Retinagenix LLC for the potential treatment of Leber’s Congenital Amaurosis (LCA), an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth. Phase I data is expected to be reported in the first half of 2009.
On October 20, 2008 our worldwide Visudyne licensee, Novartis, announced a restructuring of its U.S. commercial organization. As part of the restructuring, Novartis will no longer have a dedicated Opthalmic sales force in the U.S. by the end of 2008. However, Novartis will continue to support Visudyne in the U.S. through indirect sales methods. In the near term, we expect profitability to increase as a result of reduced selling and administrative expenses.
On October 28, 2008 we released data on safety and efficacy results from the Phase II CORE trial which is a study using our Latanoprost Punctal Plug Delivery System (L-PPDS) for the treatment of open angle glaucoma and ocular hypertension. Sixty-one patients were enrolled in the study and 23 patients discontinued before the Week-12 visit due to either loss of efficacy/inadequate intraocular pressure (IOP) control (19 patients) or loss of L-PPDS in both eyes (four patients). The mean change in IOP from baseline at 12 weeks among patients who completed the study was -5.4 mmHg, -4.8 mmHg and -4.9 mmHg for the low, medium, and high concentrations of latanoprost respectively. This represents a clinically meaningful reduction of 20% from baseline at the 12-week time point in those patients. There was no dose response relationship observed within the dose range tasted in the trial. The L-PPDS were well tolerated during the course of treatment. We currently plan to initiate a second Phase II trial in patients with open angle glaucoma or ocular hypertension over a twelve week period to investigate the efficacy of a proprietory punctal plug prototype in conjunction with a dose of Latanoprost that is at least 10-fold higher than the dose used in the CORE study.
RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2008, we recorded net income of $146.9 million and $129.0 million, or $1.97 and $1.73 net income per common share, respectively. These results compare with net income of $0.4 million and a net loss of $63.5 million, or $0.00 net income per common share and $0.85 net loss per common share for the three and nine months ended September 30, 2007, respectively. Detailed discussion and analysis of our results of operations are as follows:

Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Visudyne® sales by Novartis	$34,081	$48,735	$111,237	$169,315
Less: Marketing and distribution costs(1)	(15,606)	(26,419)	(51,538)	(79,701)
Less: Inventory costs(2)	(2,322)	(2,909)	(7,384)	(8,863)
Less: Royalties to third parties(3)	(733)	(1,037)	(2,381)	(3,576)

	$15,420	$18,370	$49,934	$77,175

QLT’s 50% share of Novartis’ net proceeds from Visudyne® sales	$7,710	$9,185	$24,967	$38,587
Add: Advance on inventory costs from Novartis(4)	1,266	2,198	5,018	6,372
Add: Royalties reimbursed to QLT(5)	750	991	2,425	3,533
Add: Other costs reimbursed to QLT(6)	1,142	2,232	4,052	5,678

Revenue from Visudyne® sales	$10,868	$14,606	$36,462	$54,170

(1)	“Less: Marketing and distribution costs”

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
For the three months ended September 30, 2008, revenue from Visudyne of $10.9 million decreased by $3.7 million, or 26%, from the three months ended September 30, 2007. The decrease was primarily due to a 30% decline in Visudyne sales by Novartis over the same quarter in the prior year as a result of decreased end user demand due to competing therapies. In the third quarter of 2008, approximately 27% of the total Visudyne sales by Novartis were in the U.S., compared to approximately 19% in third quarter of 2007. Overall the ratio of our share of net proceeds from Visudyne sales compared to Visudyne sales was 22.6% in the third quarter of 2008, up from 18.8% in the third quarter of 2007.
For the nine months ended September 30, 2008, revenue from Visudyne sales of $36.5 million decreased by $17.7 million, or 33%, from the nine months ended September 30, 2007. The decrease was primarily due to a 36% decline in Visudyne sales by Novartis over the same period in the prior year as a result of decreased end-user demand due to competing therapies. In the nine months ended September 30, 2008, approximately 26% of the total Visudyne sales by Novartis were in the U.S., compared to approximately 17% in same period in 2007. Overall the ratio of our share of net proceeds from Visudyne sales compared to Visudyne sales was 22.4% in the nine months ended September 30, 2008, down from 22.8% in the nine months ended September 30, 2007.
Costs and Expenses
Cost of Sales
For the three months ended September 30, 2008, cost of sales decreased 30% to $2.0 million compared to $2.8 million for the same period in 2007. For the nine months ended September 30, 2008, cost of sales decreased 22% to $7.3 million compared to $9.4 million for the same period in 2007. The decrease in cost of sales is related to the drop in Visudyne sales for the three and nine months ended September 30, 2008. For the nine months ended September 30, 2008, the decrease was partially offset by a $0.9 million inventory write-down.
Accrued Cost of Sales re: MEEI
As a result of the damage award imposed by the Court in relation to the patent litigation with MEEI, we are accruing an amount equal to 3.01% of net worldwide sales of Visudyne as a charge to our cost of sales, pursuant to and pending outcome of our appeal of the judgment. See Note 15 — Contingencies in the “Notes to Condensed Consolidated Financial Statements”.
Research and Development
Research and development (“R&D”) expenditures decreased 24% to $6.9 million for the three months ended September 30, 2008 compared to $9.1 million in the same period in 2007. For the nine months ended September 30, 2008, R&D decreased 12% to $23.0 million compared to $26.2 million for the same period in 2007. Significant reductions in spending on early stage research projects and reduced overhead expenses were partially offset by higher spending on punctal plug development and Visudyne combination studies.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:

•	inability to design punctal plugs to function as expected,

•	delays or inability to formulate active ingredient in right concentration to deliver effective doses of drug,

•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	changes in the commercial marketplace,

•	difficulties in enrolling patients,

•	delays in study progression, including regulatory delays,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	inability to attract personnel with expertise required by our development program,

•	inability to manufacture sterile supplies necessary for composition of products,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors discussed under “Item 1A, Risk Factors”.
R&D expenditures by therapeutic area were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(In thousands of U.S. dollars)	2008	2007	2008	2007

Ocular	$6,255	$6,608	$20,057	$18,344
Dermatology	581	2,440	2,821	7,189
Other	51	33	171	703

	$6,887	$9,081	$23,049	$26,236

Selling, General and Administrative Expenses
For the three months ended September 30, 2008, selling, general and administrative (“SG&A”) expenses decreased by 26% to $4.4 million compared to $6.0 million for same period in 2007. For the nine months ended September 30, 2008, SG&A decreased 3% to $15.5 million compared to $16.0 million for the same period in 2007. For the three and nine months ended September 30, 2008, the decrease in SG&A relates to cost savings from restructuring and decreased spending on Visudyne support. For the nine months ended September 30, 2008 the decrease was partially offset by lower inventory overhead absorption and a negative foreign exchange impact of a weaker U.S. dollar on our Canadian dollar denominated expenses.
Litigation
In May 2008, we received the arbitrator’s decision in relation to our dispute with Biolitec over the Distribution, Supply and Service Agreement between QLT Therapeutics, Inc. and Biolitec. As a result, in June 2008, we paid $0.9 million to Biolitec and recorded a charge of the same amount. The litigation charge in the second quarter of 2007 resulted from the damage award imposed by the Court in relation to the patent litigation with MEEI. See Note 15 — Contingencies in the “Notes to Unaudited Condensed Consolidated Financial Statements”.
Gain on Sale of Long-Lived Asset
On August 29, 2008 we closed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks for CAD$65.5 million. We recognized a gain of $21.3 million related to this transaction. The assets sold included $27.7 million of building, $6.8 million of land, and $2.9 million of equipment. In connection with the sale of the land and building we recorded a write down of other equipment in the amount of $2.0 million.
Restructuring Charge
In January 2008, we restructured our operations in order to concentrate our resources on Visudyne, and on our clinical development programs related to our proprietary punctal plug delivery technology and our photodynamic therapy dermatology technology (Lemuteporfin). We have provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $9.4 million of restructuring charges in the nine months ended September 30, 2008, which include contract termination costs and property, plant and equipment impairment charges of $1.8 million. We expect to record additional restructuring charges of up to $0.5 million in 2008 related to severance, termination benefits and other costs as we complete final activities associated with this restructuring. We anticipate paying most amounts by the end of 2008. Annual operating savings as a result of this restructuring are expected to be approximately $11.0 million.
For the three and nine months ended September 30, 2007, restructuring charges of $0.2 million and $0.7 million, respectively, represent the remaining effects of the restructurings that occurred in the fourth quarters of 2005 and 2006.
Investment and Other Income (Expense)
Net Foreign Exchange Losses
Net foreign exchange losses comprise losses from the impact of foreign exchange fluctuation on our cash and cash equivalents, restricted cash, derivative financial instruments, foreign currency receivables, foreign currency payables or accruals, and U.S. dollar denominated convertible debt. We completed the redemption our U.S. dollar denominated convertible debt on September 15, 2008. See “Liquidity and Capital Resources — Interest and Foreign Exchange Rates.”
Details of our net foreign exchange losses were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007

(In thousands of U.S. dollars)
Cash and cash equivalents and short-term investments	$8,159	$(18,622)	$12,936	$(33,385)
U.S. dollar long-term debt	(7,623)	12,072	(11,559)	27,757
Foreign exchange contracts	3,446	(76)	5,275	1,913
Foreign currency receivables and payables	(4,278)	5,763	(6,710)	2,430

Net foreign exchange losses	$(296)	$(863)	$(58)	$(1,285)

Interest Income
For the three months ended September 30, 2008, interest income decreased 52% to $1.9 million compared to $3.8 million for the same period in 2007. For the nine months ended September 30, 2008, interest income decreased from $11.2 million to $5.8 million when compared to the same period in 2007. The decrease for the quarter ended September 30, 2008, in comparison to the same period in 2007 was a result of a substantial decline in interest rates, partially offset by a higher average cash balance due to proceeds received from asset sales. For the nine months ended September 30, 2008, the decrease was a result of lower interest rates combined with a lower average cash balance in 2008, as a result of the cash expended in our acquisition of ForSight Newco II (now QLT Plug Delivery, Inc.) in October 2007 and the Eligard patent litigation settlement payment in February 2007 in connection with the TAP litigation.
Interest Expense
For the three month periods ended September 30, 2008 and 2007, $2.7 million of interest expense comprised interest accrued on the convertible senior notes, amortization of deferred financing expenses related to the placement of these notes and interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award currently pending appeal. On September 15, 2008, we completed the redemption of all of our convertible senior notes for 100% of the principal amount, plus accrued and unpaid interest. For the three month periods ended September 30, 2008 and 2007, there was $1.0 million and $1.5 million, respectively, related to the interest expense on the post judgment accrued liability associated with the MEEI patent litigation included within interest expense.
For the nine month periods ended September 30, 2008 and 2007, $8.8 million and $6.0 million of interest expense, respectively, related to the convertible senior notes, amortization of deferred financing expenses related to the placement of these notes, and, beginning in the third quarter of 2007, the interest expense on the post judgment accrued liability associated with the MEEI patent litigation. For the nine month periods ended September 30, 2008 and 2007 there was $4.3 million and $2.5 million, respectively, related to the interest expense on the post judgment accrued liability associated with the MEEI patent litigation included within interest expense.
Income from Discontinued Operations

Income from discontinued operations for the three months ended September 30, 2008 was $134.8 million compared to $2.2 million in the same period in 2007. For the nine months ended September 30, 2008, income from discontinued operations was $136.3 million compared to $5.7 million for the same period in 2007. The increase was primarily due to pre-tax gains of $134.3 million on sale of discontinued operations, or $70.9 million net of applicable income tax expense (but before application of loss carryforwards), and tax benefit recognition of $58.5 million related to tax assets (which include operating loss carryforwards and research and development credit carryforwards) for which we previously applied a valuation allowance. Included in income from discontinued operations for the three and nine months ended September 30, 2008 is $1.1 million ($0.7 million, net of income tax) and $4.6 million ($2.8 million, net of income tax), related to a provision for a potential retroactive pricing rebate on certain sales of Eligard from 2004 to the third quarter of 2008.
On July 11, 2008 we completed the sale of the assets related to Aczone to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc., for cash consideration of $150.0 million. We recognized a pre-tax gain of $117.5 million related to this transaction, or $62.3 million net of applicable income tax expense (but before application of loss carryforwards). The assets sold include worldwide rights to Aczone®, related inventory of $1.4 million, $27.8 million of goodwill allocated in accordance with SFAS 142. Aczone® has a nil book value as it was recorded as in-process R&D upon the acquisition of Atrix Laboratories, Inc. in 2004.
On August 25, 2008 we entered into an exclusive license agreement with Reckitt Benckiser Pharmaceuticals Inc. for our Atrigel® sustained-release drug delivery technology, except for certain rights being retained by QLT USA and its prior licensees, including rights retained for use with our Eligard products. Under the terms of the license agreement and related asset purchase agreement, we received an aggregate upfront cash payment of $25.0 million and may receive potential milestone payments of up to $5.0 million based on the successful development of two Atrigel-formulated products. As part of the transaction, Reckitt acquired 18 employees from QLT USA and took over our corporate facility located in Fort Collins, Colorado. We recognized a pre-tax gain of $16.8 million related to this transaction, or $8.6 million net of applicable income tax expense (but before application of loss carryforwards). The assets sold include equipment of $2.4 million, $4.6 million of goodwill allocated in accordance with SFAS 142 and a license for certain Atrigel rights with a nil book value.
The divestiture of the above assets is consistent with our strategic restructuring, announced in January 2008, to concentrate our resources on Visudyne and on our clinical development programs related to our punctal plug delivery technology. We are continuing to pursue the sale of QLT USA, or its remaining assets, namely the Eligard product line and related equipment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Eligard, Aczone, and Atrigel products were accounted for as discontinued operations. Accordingly, the results of operations related to these products were excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the long-term assets related to the Eligard product line and those included as part of this divestiture have been reclassified as held for sale in the Condensed Consolidated Balance Sheet for the prior period. Long-term assets related to the Eligard product line have been reclassified as held for sale in the current period.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sale of non-core assets, and interest income.
The primary drivers of our operating cash flows during the three and nine months ended September 30, 2008 were cash payments related to the following: restructuring expenses, R&D activities, SG&A expenses, raw material purchases, manufacturing costs related to the production of Eligard, tax installments, and interest expense related to our convertible notes, offset by cash receipts from product revenues, royalties, interest income and release of a holdback from escrow related to the sale of our generic dermatology and dental businesses in December 2006.
For the three months ended September 30, 2008, we used $14.3 million of cash in operations as compared to $119.7 million for the same period in 2007. The $105.4 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from the deposit of cash of $118.8 million as security for the appeal bond in 2007;

•	A positive cash flow variance from lower operating and inventory related expenditures of $10.4 million;

•	A negative cash flow variance from lower cash receipts from product sales, royalties and milestones of $6.8 million; and

•	A negative cash flow variance from tax installments of $16.8 million.

During the three months ended September 30, 2008, the disposal of discontinued operations of $170.5 million, and the disposal of long-lived assets, net of second mortgage vendor financing of $49.4 million accounted for the most significant cash flows provided by investing activities offset by capital expenditures of $0.2 million.
For the three months ended September 30, 2008, redemption of convertible senior notes of $172.5 million accounted for the most significant cash flows used in financing activities.
For the nine months ended September 30, 2008, we used $19.6 million of cash in operations as compared to $170.4 million for the same period in 2007. The $150.8 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from the deposit of cash of $118.8 million as security for the appeal bond in 2007;

•	A positive cash flow variance from the TAP litigation payment of $112.5 million in 2007;

•	A positive cash flow variance from lower operating and inventory related expenditures of $26.4 million;

•	A negative cash flow variance from lower investment and other income of $2.3 million;

•	A negative cash flow variance from higher restructuring costs of $3.2 million;

•	A negative cash flow variance from tax installments of $16.8 million;

•	A negative cash flow variance from lower cash receipts from product sales, royalties and milestones of $32.5 million; and

•	A negative cash flow variance from the sale of trading securities of $52.4 million in 2007.
During the nine months ended September 30, 2008, the disposal of discontinued operations of $170.5 million, the disposal of long-lived assets, net of second mortgage vendor financing of $49.4 million, and a decrease in restricted cash of $2.3 million accounted for the most significant cash flows provided by investing activities offset by capital expenditures of $0.4 million.
For the nine months ended September 30, 2008, redemption of convertible senior notes of $172.5 million accounted for the most significant cash flows used in financing activities.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2008, we had $155.9 million in cash and cash equivalents. Approximately $134.1 million or 86% of the cash and cash equivalents was held in two U.S. Government money market funds that have maintained their net asset values and applied for coverage under the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds (“Guarantee Program”). The remaining balance was held in cash and an investment portfolio consisting of fixed interest rate securities with an average remaining maturity of approximately 22 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at September 30, 2008, the fair value of this portfolio would decline by an immaterial amount due to the short remaining maturity period.
The $124.0 million restricted cash balance at September 30, 2008 is exposed to a money market fund that has also maintained its net asset value and applied for coverage under the Guarantee Program.
To offset the foreign exchange impact of our U.S. dollar-denominated liabilities, we held approximately the equivalent amount in U.S. dollar-denominated cash, cash equivalents, accounts receivables and foreign currency contracts such that if the U.S. dollar were to increase in value by 10% against the Canadian dollar, the increase in the fair value of our U.S. dollar denominated liabilities would be mostly offset by the increase in fair value of our U.S. dollar-denominated cash, cash equivalents, accounts receivables and foreign currency contracts, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains or losses in operations. The Canadian dollar is the functional currency of QLT Inc., while the U.S. dollar is the reporting currency. Since QLT Inc. holds a portion of its cash and cash equivalents in its functional currency, the Canadian dollar, we are subject to translation gains and losses. These translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our U.S. dollar-denominated liabilities. The net unrealized loss in respect of such foreign currency contracts for the three months ended September 30, 2008 was $1.9 million, and was included as part of the net foreign exchange (losses) gains in our results of operations.
At September 30, 2008, we had an outstanding forward foreign currency contract as noted below.

	Maturity Period	Quantity (millions)	Price

Canadian / U.S. dollar forward contract to buy USD	2009	USD 28.0	1.0661 per USD
Contractual Obligations
In conjunction with the sale of our land and building, we entered into a five-year operating lease with Discovery Parks for office and laboratory space. (See Note 14 — Commitments and Guarantees.)
During the third quarter of 2007, we entered into an agreement with a bonding company, Westchester Fire Insurance Company, a subsidiary of ACE Limited, (the “Security Agreement”) to provide an appeal bond in the amount of $118.8 million in order to stay the execution and enforcement of the judgment related to the patent litigation with MEEI pending appeal. To obtain the bond, we provided cash as security to the bonding company in the full amount of the bond.
In addition to the Security Agreement with the bonding company and the operating lease described above, our material contractual obligations as of September 30, 2008 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also had operating lease commitments for office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Off-Balance Sheet Arrangements
In connection with the sale of assets and businesses, we provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations.
Except as described above and the contractual arrangements described in the Contractual Obligations section, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company.
General
Our cash resources and working capital, cash flow from operations, and other available financing resources will be utilized to fund current product development programs, operating requirements, liability requirements, and expected amounts under the restructuring programs. In accordance with the strategic initiatives announced by our Board of Directors in January 2008, involving the sale of assets to generate additional capital, on July 14, 2008 we announced the completion of the sale of the Aczone® assets to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc., for cash consideration of USD$150.0 million. Furthermore, on August 25, 2008 QLT USA entered into an exclusive license agreement with Reckitt Benckiser Pharmaceuticals Inc. for its Atrigel® sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products. Under the terms of the license agreement and related asset purchase agreement, we received an aggregate upfront payment of $25.0 million and may receive potential milestone payments of up to $5.0 million based on the successful development of two Atrigel-formulated products. On August 29, 2008 we closed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks for CAD$65.5 million. Discovery Parks is an affiliate of Discovery Parks Trust, a private Canadian trust that designs and builds research facilities for the benefit of the people of British Columbia, Canada. In conjunction with the sale, we entered into a five-year lease with Discovery Parks for approximately 30% percent of the facility and provided two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12 million. We can provide no assurance that we will be able to negotiate the sale of the remaining assets included in the strategic initiatives on terms acceptable to us or at all. If adequate capital is not available, our business could be materially and adversely affected. Other factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; the outcome of legal proceedings and damage awards; the progress of our R&D programs including preclinical and clinical testing; potential future share repurchases; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.
On August 1, 2007, in order to stay the execution and enforcement of the judgment in the MEEI litigation pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which was the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide cash, as security, to the bonding company, Westchester Fire Insurance Company, a subsidiary of ACE Limited, in the full amount of the appeal bond. This amount is included in restricted cash on our Condensed Consolidated Balance Sheet at September 30, 2008. We may provide additional cash security in the amount of the damages accrued and accruing under the judgment. These amounts will be included as restricted cash on our Condensed Consolidated Balance Sheets if and when we deposit the additional security.
On September 15, 2008 we completed the redemption of all $172.5 million outstanding principal amount of our 3% convertible senior notes due 2023. The redemption price was 100% of the principal amount, plus accrued and unpaid interest to, but not including, September 15, 2008.
Global Market and Economic Conditions
Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. and other economies. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our commercial licensees or customers. If these market conditions continue, they may limit our ability, and the ability of our commercial licensees or customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effects on our financial condition and results of operations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, litigation contingencies, sale-leaseback accounting, provisions for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets and assets held for sale, assessment of impairment of goodwill, allocation of goodwill to divested businesses, accruals for contract manufacturing and research and development agreements, the fair value of the mortgage receivable, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provision for sales rebate, provisions for taxes, accruals for current income taxes receivable, amount of valuation allowance against deferred tax assets, and determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	anticipated levels of future sales of our products;

•	Novartis’ ongoing commitment to Visudyne;

•	our expectations regarding European Visudyne label changes, reimbursement and sales;

•	our ability to successfully develop our latanoprost punctal plug delivery system (L-PPDS);

•	anticipated future operating results;

•	our expectations as to the outcome of the appeal of the judgment in the MEEI litigation against us and the effect of an adverse judgment on the MGH license agreement;

•	our expectations as to the outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical Industries Ltd. and Takeda Pharma GmbH;

•	our dependency on contract manufacturers and suppliers to manufacture our products at competitive prices and in accordance with FDA and other local and foreign regulatory requirements as well as our product specifications;

•	our expectations regarding future tax liability as a result of changes in estimates of prior years’ tax items and results of tax audits by tax authorities;

•	our expectations regarding our timing and ability to sell certain core and non-core assets (including Eligard and related assets) at prices acceptable to us or at all;

•	our expectations regarding the amount of annual operating savings we could derive as a result of our corporate restructure;

•	the anticipated timing, cost and progress of the development of our technology (including our punctal plug delivery system and our synthetic retinoid technology) and clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for our products; and

•	the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products in development.
Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, such statements and information included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or our objectives and plans will be achieved. Any forward-looking statement and forward-looking information speaks only as of the date on which it is made. Except to fulfill our obligations under the applicable securities laws, we undertake no obligation to update any such statement or information to reflect events or circumstances after the date on which it is made.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 15 to the unaudited condensed consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2007.

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
No change was made to our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in “Part I, Item 1 Financial Statements - Notes to Condensed Consolidated Financial Statements — Note 15 Contingencies”, and is incorporated by reference herein.
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
Our revenues to date have consisted largely of revenue from product sales of Visudyne and Eligard. If our planned sale of QLT USA and/or its Eligard product line is completed, Visudyne sales will constitute our primary source of revenue for the foreseeable future. Accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to be below expectations. In October 2008, Novartis announced a 30.1% decrease in global sales of Visudyne from the third quarter of 2007, primarily due to the approval and reimbursement in Europe of alternative therapeutics for age-related macular degeneration. It also announced a restructuring of its U.S. commercial organization. As part of the restructuring, Novartis will no longer have a dedicated ophthalmic sales force, but will continue to support Visudyne in the U.S. with indirect sales methods. We cannot assure you that Visudyne product sales will increase in the future or that they will not continue to decrease. Our products could be rendered obsolete or uneconomical by competitive changes, including generic competition. Product sales could also be adversely affected by other factors, including:
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
For example, a significant portion of our revenue depends on the efforts of Novartis to market and sell Visudyne. The terms of our agreement with Novartis, however, do not restrict Novartis from commercializing non-PDT products that could be competitive with Visudyne. Novartis entered into a license arrangement with Genentech, Inc. in which Novartis has been granted a license to the rights outside of the United States to Lucentis, a product that has been approved for the treatment of wet AMD, and is a competing product to Visudyne. In addition, Novartis is responsible for the marketing of Visudyne but our ability to control the amount of, and allocations to, marketing related expenditures by Novartis for Visudyne is limited. Novartis recently announced a restructuring of its U.S. commercial organization. As part of the restructuring, Novartis will no longer have a dedicated ophthalmic sales force, but will continue to support Visudyne in the U.S. with indirect sales methods. Further, third parties such as Novartis may not perform their obligations as expected and significant revenue may not be derived or sustained from such arrangements. To the extent such third parties do not perform adequately under our various agreements with them, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated, and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements. In addition, disputes with a collaborator could delay a program on which we are working with the collaborator and could result in expensive arbitration or litigation, which may not be resolved in our favor.
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
In both the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation may be proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. Effective January 2004, the Medicare Prescription Drug, Improvement and Modernization Act, changed the methodology used to calculate reimbursement for drugs such as Visudyne and Eligard that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. The legislation directs the Secretary of the Department of Health and Human Services, or “HHS,” to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. This may cause private insurers to reduce the amounts that they will pay for physician-administered drugs. In addition, the Center for Medicare and Medicaid Services, or “CMS”, the agency within HHS that administers Medicare and is responsible for reimbursement of the cost of Visudyne and Eligard, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries or to cover them at a lesser rate, comparable to that for drugs already reimbursed that CMS considers to be therapeutically comparable. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.
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
Our success depends largely on the successful commercialization of our technology, and in particular our drug/device combination punctal plug drug delivery technology.
The successful commercialization of our technology, and in particular our punctal plug drug delivery technology, is crucial for our success. Successful product development in the pharmaceutical industry is highly uncertain and very few research and development projects produce a commercial product. Principally, the risks and uncertainties involved in developing a commercial product in this industry include the following:
•	Future clinical trial results may show that some or all of our technology is not safe or effective.

•	Even if our technology is shown to be safe and effective, we and our strategic collaborators may face significant or unforeseen difficulties in manufacturing our products. These difficulties may become apparent when we or our strategic collaborators manufacture the products on a small scale for clinical trials and regulatory approval or may only become apparent when scaling-up the manufacturing to commercial scale.

•	Even if our technology-based products are successfully developed, receive all necessary regulatory approvals and are commercially produced, there is no guarantee that there will be market acceptance of them or that they will not cause unanticipated side effects in patients.
Our ability to achieve market acceptance for any of our products will depend on a number of factors, including whether or not competitors may develop technologies which are superior to or less costly than our technology-based products, and whether governmental and private third-party payers provide adequate coverage and reimbursement for our products, with the result that our technology-based products, even if they are successfully developed, manufactured and approved, may not generate significant revenues.
If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our technology for some other reason, it would likely seriously harm our ability to generate revenue.
If our process related to product development, and in particular the development of our punctal plug delivery technology, does not result in an approved and commercially successful product, our business could be adversely affected.
We focus our research and development activities on areas in which we have particular strengths. Currently, we are focusing our efforts on the development of our punctal plug delivery technology. The outcome of any development program is highly uncertain, notwithstanding how promising a particular program may seem. Success in preclinical and early-stage clinical trials may not necessarily translate into success in large scale clinical trials. Further, to be successful in clinical trials, increased investment will be necessary, and that may adversely affect our short-term profitability.
In addition, we will need to obtain and maintain regulatory approval in order to market new products. Notwithstanding the outcome of clinical trials for new products, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. Changes in regulatory policy for product approval during the period of product development and review by regulators of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market the product. There is no guarantee that we will be able to satisfy the applicable regulatory requirements.
Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.

The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:
•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;

•	patients experience adverse side effects or events related to our products;

•	patients die or suffer adverse medical effects during a clinical trial for a variety of reasons, including the advanced stage of their disease or medical problems, which may or may not be related to our product candidates;

•	regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

•	the failure of our manufacturing process to produce finished products which conform to design and performance specifications;

•	changes in governmental regulations or administrative actions;

•	the interim results of clinical trials are inconclusive or negative;

•	pre-clinical or clinical data is interpreted by third parties in different ways;

•	our clinical trial expenditures are constrained by our budgetary considerations; or

•	our trial design, although approved, is inadequate for demonstration of safety and/or efficacy.
Clinical trials may require the enrolment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrolment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our products, or they may be persuaded to participate in contemporaneous trials of competitive products. Delays in patient enrolment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.
Our clinical trial costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel the entire program.
Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs.
We may determine that certain product candidates or programs do not have sufficient potential to warrant the allocation of resources. Accordingly, we may elect to terminate our programs for such product candidates. If we terminate a clinical program in which we have invested significant resources, our prospects may suffer, as we will have expended resources on a program that may not provide a return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses.
If there is an adverse outcome in our litigation or other legal actions, our business may be harmed.
We and certain of our subsidiaries are involved in litigation, and in the future we may become involved in various other legal actions in the ordinary course of our business. We are currently involved in two lawsuits which, if not ultimately resolved in our favor, could have a material adverse impact on our financial condition and the market price of our shares. See Note 15 — Contingencies and Part II Item 1. Legal Proceedings. For example, in July 2007, the United States District Court (the “Court”) for the District of Massachusetts entered judgment against us in the litigation brought by MEEI. The Court found us liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI damages equal to 3.01% on past, present and future net sales worldwide of Visudyne. The Court also awarded interest at the Massachusetts statutory rate of 12% on the royalties as they would have become payable from April 24, 2000, and legal fees in the amount of $14.1 million, to which will be applied a reduction of $3 million previously agreed to by MEEI. The judgment led to a charge being recorded in the second quarter of 2007 of $110 million. While we are appealing the judgment, the outcome of our appeal is uncertain and may be unfavorable.

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
We may not be able to negotiate the disposition of defined assets, including QLT USA or its assets including Eligard, on terms acceptable to us or at all, and our Board of Directors may determine during and as a result of the process that we should not continue with the present strategy.
We have licensed or sold, and are in the process of seeking the sale or license of certain additional core and non-core assets (including Eligard) under a strategic restructure. The goal of maximizing shareholder value will drive any decisions we make regarding specific deal structures or transactions into which we may enter. We can provide no assurances that we will be able to negotiate the disposition of assets, on terms acceptable to us or at all or on terms which meet our or our shareholders’ expectations regarding the value of these assets or that we will pursue any particular transaction structure. In addition, we may incur tax obligations related to the divestitures, and we cannot assure you that any gains from the disposition of assets can be shielded by the existing pool of net operating losses in QLT USA. Further, we may determine during and as a result of the process that, based on the terms that may be offered for the sale of the Company or our assets, or upon conditions that may be imposed or may not be satisfied, as well as upon our Board of Directors’ ongoing assessment of various strategic alternatives available to the Company, we should implement different strategic restructuring initiatives, including a sale of the Company.
Even if we are able to negotiate and enter into definitive agreements for the disposition of defined assets, including QLT USA or its assets including Eligard, we may not be able to consummate the transactions contemplated by the definitive agreements.
Even if we are able to negotiate and enter into definitive agreements for the disposition of defined assets, including QLT USA or its assets including Eligard, on terms acceptable to us, the consummation of the transactions contemplated by the definitive agreements would likely be subject to the satisfaction of various conditions and contingencies, which may not be met and could result in our not being able to consummate the transactions contemplated by the definitive agreements. These conditions and contingencies customarily include the receipt of consents from third parties, especially in asset sales transactions in which third parties may have the right to not consent to the transfer of contractual rights.
The process of pursuing multiple strategic transactions and initiatives simultaneously diverts the attention of our management and employees, increases our professional services expenses and may disrupt our operations.
The process of pursuing a strategic transaction is generally a time-consuming process for the seller and demands the time and efforts of management and employees during the due diligence process with potential buyers, including management presentations and meetings with potential buyers, and the evaluation of bids from potential buyers. The demands of this process tend to be compounded in an auction process in which a seller is interacting with multiple bidders simultaneously. The process we have undertaken may entail our pursuing multiple strategic transactions simultaneously, including the disposition of QLT USA or its assets including Eligard in one or more sales transactions or the sale of the entire Company, in auction processes. The diversion of our management’s and employees’ attention to these processes may disrupt our operations, including by adversely impacting the progress of our development efforts, our product sales and our relationships with partners or suppliers.
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
In the last three years, we have made significant changes to both management and organizational structure. In January 2008, in connection with an evaluation of strategic alternatives that our Board of Directors is conducting, we announced a significant strategic change to divest certain core and non-core assets (including Eligard) and to focus the Company on our Visudyne franchise and our clinical development programs related to our punctal plug delivery technology and our photodynamic therapy dermatology technology. In connection with the strategic restructure we eliminated approximately 115 employment positions. There may be further reductions in force as the Company’s assets are divested under the restructuring.
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
We face intense competition against our current products as well as our technology under clinical development. We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Some of our competitors are also our collaborators. For example, Novartis, which has the marketing rights to our Visudyne product, also has rights to market Lucentis outside of the United States, a product that is competitive with Visudyne. In October 2008, Novartis announced a 30.1% decrease in global sales of Visudyne from the third quarter of 2007, primarily due to the approval and reimbursement in Europe of alternative therapeutics for age-related macular degeneration. It also announced a restructuring of its U.S. commercial organization. As part of the restructuring, Novartis will no longer have a dedicated ophthalmic sales force, but will continue to support Visudyne in the U.S. with indirect sales methods. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment.

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
If we do not achieve and sustain profitability, shareholders may lose their investment.
We have incurred operating losses for the years ended December 31, 2005, 2006 and 2007, and the nine months ended September 30, 2008. Our 2005 fiscal year was impacted by a $410.5 million non-cash charge for impairment of goodwill and other intangible assets that resulted from the Atrix acquisition, and our 2006 fiscal year was impacted by a litigation settlement charge of $112.5 million related to ongoing patent litigation. Our 2007 fiscal year was impacted by a litigation charge of $110.2 million related to the judgment in the litigation brought against us by Massachusetts Eye and Ear Infirmary (“MEEI”). Our accumulated deficit at September 30, 2008 was approximately $585.4 million. We may incur additional losses in the future. If we are unable to achieve and sustain profitability in the future, our stock price may decline.
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
Currently, Nippon Fine Chemicals, JHP Pharmaceuticals, LLC (previously Parkedale Pharmaceuticals Inc.), and Hollister-Stier Laboratories LLC manufacture Visudyne or components thereof. Evonik Degussa Canada Inc., or “Degussa” (formerly Degussa Canada, Inc. and formerly Raylo Chemicals Inc.), manufactured a material used in the production of Visudyne. As a result of the acquisition of Degussa by a third party, Degussa gave notice of its intention to terminate that manufacturing agreement, which termination we believe would be effective January 1, 2010 under the terms of the agreement. As we believe we currently have sufficient quantities of that material to meet our anticipated demand for Visudyne, on November 8, 2007 we entered into a termination agreement with Degussa permitting the termination of the manufacturing agreement effective December 15, 2007. If we are unable to locate and qualify an alternate manufacturer to Degussa, our future supply of Visudyne could be materially affected.
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
Even after approval by the FDA and other regulatory authorities, Visudyne, Eligard or our other products may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. Undesirable side effects not previously observed during clinical trials could emerge in the future. The manifestation of such side effects could materially harm our business. In some cases, regulatory authorities may require labelling changes that could add warnings or restrict usage based on adverse side effects seen after marketing a drug.
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
We, our contract manufacturers, all of our sub-suppliers, as well as the suppliers of the medical lasers required for Visudyne and other PDT therapy, are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission, the FDA and other regulatory agencies in other jurisdictions. We, our contract manufacturers, sub-suppliers and laser suppliers may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us, or any of these manufacturers, sub-suppliers or suppliers to comply with such requirements or the adoption of new requirements could materially harm our business.
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
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and or effective income tax rate. These factors include but are not limited to changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, future levels of R&D spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. For example, we have recognized the full tax benefits associated with the MEEI litigation damages award in our Financial Statements. To the extent that the taxation authorities do not agree with our tax positions, we may not be able to realize all or a portion of the tax benefits recognized. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 1 to the Consolidated Financial Statements of this Report) can have a material impact on our effective income tax rate.
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
Although our recent divestitures generated significant cash, our liquidity was reduced by the redemption on September 15, 2008 of all $172.5 million of our 3% Convertible Senior Notes due 2023 for cash at a price of 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the redemption date. Going forward, our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund our operating expenses will depend on many factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, any amounts we may be required to pay in connection with any ongoing litigation as a result of an adverse court decision or any settlement agreement that we may enter into, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.
Our operating results may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.
Our operating results may fluctuate from period to period for a number of reasons some of which are beyond our control. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:
•	lower than expected revenues from sales of Visudyne or Eligard,

•	changes in pricing, pricing strategies or reimbursement levels for Visudyne or Eligard,

•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months,

•	high levels of marketing expenses for Visudyne or the launch of additional competitors to Visudyne or Eligard,

•	fluctuations in currency exchange rates,

•	unfavorable outcome of the German Eligard patent litigation commenced against QLT USA’s German licensees by Takeda Chemical Industries Ltd. and Takeda Pharma Gmbh,

•	unfavorable outcome in the appeal of the judgment of the District Court in the litigation commenced by MEEI against us,

•	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne, Eligard, and our other products and candidates,

•	increased operating expenses as a result of product, technology or other acquisitions or business combinations, and

•	divestment of Eligard and other revenue producing assets.
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
The price of our common shares may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. The price of our common shares could decrease if our business, financial condition and results of operations are negatively impacted, or if investors have concerns that our financial position may be impacted, by a worldwide macroeconomic downturn. These factors, either individually or in the aggregate, could result in significant variations in the trading prices of our common shares. Volatility in the trading prices of our common shares could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management’s attention and resources.
If we fail to manage our exposure to global financial and securities market risk successfully, our operating results and financial statements could be materially impacted.
The primary objective of our investment activities is to preserve principal while at the same time maintaining liquidity and maximizing yields without significantly increasing risk. To achieve this objective, our cash equivalents are investment grade, liquid, money market instruments. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio correlates with the credit condition of government agencies and corporate issuers. With the current unstable credit environment, we might incur significant realized, unrealized or impairment losses associated with these investments.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 15, 2008 we completed the redemption of all $172.5 million of our 3% Convertible Senior Notes due 2023. The redemption price was 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, September 15, 2008.
ITEM 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: November 7, 2008	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description	Location

31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of the Chief Executive Officer.	Filed herewith.

32.2	Section 1350 Certification of the Chief Financial Officer.	Filed herewith.