Form 10-K
period 2008-12-31
QLT INC/BC
filed 2009-03-05
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17082
QLT Inc.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada (State or Other Jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)

101 — 887 Great Northern Way, Vancouver, B.C., Canada (Address of principal executive offices)	V5T 4T5 (Zip Code)
Registrant’s telephone number, including area code: (604) 707-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	Nasdaq Stock Market
Common Share Purchase Rights	Toronto Stock Exchange
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No  ☑
     As of June 30, 2008, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $3.43, as reported on the NASDAQ Stock Market) was approximately U.S. $255,947,725.
     As of February 27, 2009 the registrant had 54,620,328 outstanding common shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2008) for its annual meeting to be held on May 5, 2009, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Note regarding references to QLT
Throughout this Annual Report on Form 10-K (“Report”) , the words “we”, “us”, “our”, “the Company” and “QLT” refer to QLT Inc. and our wholly owned subsidiaries, QLT USA, Inc., or QLT USA, QLT Plug Delivery, Inc., or QPD, and QLT Therapeutics, Inc., or QTI, unless stated otherwise.
Note regarding Currency and Accounting Standards
In this Report all dollar amounts are in U.S. dollars, except where otherwise stated, and financial reporting is made in accordance with U.S. generally accepted accounting principles, or U.S. GAAP.
We use the U.S. dollar as our reporting currency, while the Canadian dollar is the functional currency for the parent company, QLT Inc., and the U.S. dollar is the functional currency for our U.S. subsidiaries, QLT USA, QPD and QTI.
Note regarding Exchange Rates
The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

	2008	2007	2006	2005	2004
High	$1.2971	$1.1852	$1.1726	$1.2703	$1.3970
Low	0.9717	0.9168	1.0989	1.1507	1.1775
Average	1.0660	1.0734	1.1340	1.2115	1.3017
Period End	1.2240	0.9881	1.1652	1.1656	1.2034
NOTICE REGARDING WEBSITE ACCESS TO COMPANY REPORTS
We file electronically with the Securities and Exchange Commission, or SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports, on the day of filing with the SEC and on our website at: www.qltinc.com.

QLT INC.
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2008

PART I
Item 1. BUSINESS
Overview
QLT was formed in 1981 under the laws of the Province of British Columbia and is a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the ophthalmology field. Our principal executive office is located at 887 Great Northern Way, Suite 101, Vancouver, British Columbia, Canada, and our telephone number is 604-707-7000.
We currently have two commercial products, Visudyne® and Eligard®. Visudyne utilizes photodynamic therapy, or PDT, to treat the eye disease known as wet age related macular degeneration, or wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe. Visudyne is also used for the treatment of subfoveal CNV due to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis or other macular diseases. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland, or Novartis, and is manufactured by QLT and sold in over 80 countries by Novartis under the terms of a co-development, manufacturing and commercialization agreement with Novartis. Our Eligard line of products, for the treatment of prostate cancer, is marketed through commercial licensees. The Eligard product line includes one, three, four, and six month commercial formulations of Atrigel® technology combined with leuprolide acetate.
The majority of our research and development, or R&D, effort is directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are initially targeting the treatment of glaucoma and ocular hypertension and are conducting Phase II studies in this program in 2009.
We are also trying to improve the effectiveness of Visudyne in patients with wet AMD by exploring its use in combination with the class of therapeutics known as anti-VEGF drugs, which prevent the growth of abnormal blood vessels that characterize wet AMD. We and Novartis have each initiated studies comparing the safety and efficacy of Visudyne in combination with Lucentis, an anti-VEGF drug. The purpose of the studies is to determine if combination therapy reduces retreatment rates compared with Lucentis monotherapy while maintaining similar vision outcomes and an acceptable safety profile.
We are completing a Phase Ia safety study in healthy adults of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The drug is being developed for the potential treatment of Leber’s Congenital Amaurosis, or LCA, an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth.
Strategic Corporate Restructuring
In January 2008, we announced and initiated a strategic corporate restructuring designed to enhance shareholder value, and to focus our ongoing business primarily on our Visudyne product and our clinical development programs related to our punctal plug delivery technology. Since that announcement:
•	On January 18, 2008, we implemented a reduction in head count that affected 115 people (or approximately 45% of our workforce) at our Vancouver headquarters and our U.S. subsidiaries, including several members of senior management.

•	On July 11, 2008, we completed the sale of assets related to Aczone® to Allergan Sales, LLC, or Allergan, for cash consideration of $150.0 million.

•	On August 25, 2008, we entered into an exclusive license agreement with Reckitt Benckiser Pharmaceuticals Inc., or Reckitt, for the Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products. Under the terms of the license agreement and related asset purchase agreement, we received an aggregate upfront payment of $25.0 million and may receive potential milestone payments up to an aggregate of $5.0 million based on the successful development of two Atrigel-formulated products. As part of the transaction, Reckitt hired 18 employees from QLT USA and took over most of QLT USA’s leased corporate facility in Fort Collins, Colorado.

•	On August 29, 2008, we completed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks Holdings Ltd., in its capacity as trustee of Discovery Parks Trust and Discovery Parks Trust 2, or Discovery Parks, for CAD$65.5 million. In conjunction with the sale, we entered into a five-year lease with Discovery Parks for approximately 30% of the facility and provided a two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12.0 million.
We are continuing to pursue the sale of QLT USA and its remaining asset, namely the Eligard product line and related assets, but there can be no assurance that such a transaction will be completed.
Recent Securities Transactions
On September 15, 2008, we completed the redemption of the $172.5 million outstanding principal amount of 3% convertible senior notes due in 2023 at 100% of the principal amount, plus accrued and unpaid interest in accordance with their terms.
On December 1, 2008, we announced our decision to proceed with a modified Dutch Auction tender offer to purchase a number of shares of our common stock that would not exceed an aggregate purchase price of $50.0 million. Under this Dutch Auction tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than $2.20 and not greater than $2.50. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price that we were required to pay to purchase a number of shares of our common stock that did not exceed an aggregate purchase price of $50.0 million. On January 26, 2009, we accepted for purchase and cancellation 20 million common shares at a price of $2.50 per share, totalling $50.0 million.

OUR APPROVED PRODUCTS

Product/Indication	Location(s)	Licensee(s)

Visudyne

Predominantly classic subfoveal CNV in wet AMD	Over 80 countries including the U.S., Canada, Japan, Australia, New Zealand and those of the EU	Novartis

Occult with no classic subfoveal CNV in AMD	Over 29 countries including Japan, Australia, New Zealand and Switzerland	Novartis

Minimally Classic CNV in AMD	Japan	Novartis

Subfoveal CNV due to pathologic myopia	Over 40 countries including the U.S., Canada, and those of the EU	Novartis

Predominantly classic subfoveal CNV due to presumed ocular histoplasmosis syndrome	U.S., Canada and Korea	Novartis

Eligard 7.5-mg one-month

Prostate cancer	Approved in 45 countries and marketed in over 30 countries, including the U.S., Canada, Australia, New Zealand, 20 EU member states (27 European countries) India, Korea and 11 Latin American countries	Sanofi-aventis, Hospira, MediGene/Astellas, Ranbaxy, HanAll, Tecnofarma, Luxembourg Pharma

Eligard 22.5-mg three-month

Prostate cancer	Approved in 39 countries and marketed in over 30 countries, including the U.S., Canada, Australia, New Zealand, 20 EU member states (27 European countries), India, and 6 Latin American countries	Sanofi-aventis Hospira, MediGene/Astellas, Ranbaxy, HanAll, Tecnofarma

Eligard 30.0-mg four-month

Prostate cancer	Approved in the U.S., Canada, Australia, New Zealand, India, Korea and 2 Latin America countries	Sanofi-aventis, Hospira, Ranbaxy, HanAll

Product/Indication	Location(s)	Licensee(s)

Eligard 45.0-mg six-month

Prostate cancer	Approved in the U.S., Canada, Australia, New Zealand, 20 EU member states (27 European countries), India and Korea	Sanofi-aventis, Hospira, MediGene/Astellas, Ranbaxy, HanAll, Key Oncologics

OUR PRODUCTS IN DEVELOPMENT

Product/Indication	Location(s)	Status

Punctal Plug (latanoprost)

Glaucoma and Ocular Hypertension	U.S.	Phase II studies ongoing
through 2009.

Visudyne

Wet AMD	U.S., Canada	Phase II study of
Visudyne followed by an
anti-VEGF drug (with or
without dexamethasone)
either as a bi-therapy or
triple therapy. Plans to complete Phase II studies in 2010.

QLT091001

Leber’s Congenital Amaurosis (LCA)	Canada	Plans to complete Phase
Ia study and commence
Phase Ib study in 2009.
Our Approved Products
Visudyne
Visudyne is a photosensitizer which we co-developed with Novartis for the treatment of CNV due to wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe. We have been co-developing Visudyne with Novartis since 1995 pursuant to a product co-development, manufacturing and distribution agreement. Under that agreement, we are responsible for manufacturing and product supply and Novartis is responsible for marketing and distribution.
About Wet AMD
Wet AMD is an eye disease characterized by the growth of abnormal blood vessels under the central part of the retina, called the macula. Because these vessels do not mature properly in the elderly, they begin to leak and, over time, cause photoreceptor damage that results in the formation of scar tissue and a loss of central vision. Although the progression of the disease varies by patient, the majority of patients with wet AMD become legally blind in the affected eye within approximately two years following the onset of the disease. Based upon proprietary market research, we estimate that worldwide approximately 500,000 new cases of wet AMD develop annually, of which approximately 200,000 develop in North America, approximately 200,000 develop in Europe and approximately 100,000 develop in the rest of the world.
There are three forms of wet AMD: predominantly classic, minimally classic and occult. These forms are distinguished by the appearance of the lesions that form at the back of the eye.
Visudyne Approvals
Predominantly Classic CNV in AMD
Visudyne has been approved for marketing for predominantly classic subfoveal CNV in AMD in over 80 countries, including the U.S., Canada, Japan, Australia, New Zealand and the EU countries.

          Occult with no Classic CNV in AMD
Visudyne has been approved for the occult form of CNV in over 29 countries, including Japan, Australia, New Zealand and Switzerland. Visudyne was previously approved in the EU for the occult form of CNV. In April 2007, after reviewing the results in the Visudyne occult study, the Committee for Medicinal Products for Human Use, or CHMP, recommended to the European Commission that the indication of the use of Visudyne in the treatment of the occult form of CNV be deleted from the label for Visudyne in the EU. In June 2007, the European Medicines Agency, or EMEA, endorsed the recommendation by CHMP to delete the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU.
          CNV due to Pathologic Myopia (PM)
Pathologic myopia, or PM, is a degenerative form of near-sightedness that occurs largely in persons aged 30 to 50 and can result in CNV. Based on proprietary market research, we estimate that the worldwide incidence of CNV secondary to PM is approximately 50,000 new patients every year. We have received regulatory approval of Visudyne for the treatment of subfoveal CNV due to PM in over 40 countries, including the U.S., Canada and the EU.
          CNV due to Presumed Ocular Histoplasmosis Syndrome (OHS)
Presumed ocular histoplasmosis syndrome, or OHS, is a condition caused by a fungal infection endemic to certain areas in the central and eastern U.S. It can lead to severe, irreversible vision loss and is a leading cause of blindness in adults who have lived in geographic areas where the soil mold Histoplasma capsulatum is found. There are an estimated 100,000 people who are at risk for vision loss within this endemic area. The FDA approved Visudyne for the treatment of subfoveal CNV secondary to OHS in 2001 and approval for this indication was obtained in Canada in 2004.
Eligard
The Eligard product for prostate cancer incorporates a luteinizing hormone-releasing hormone agonist, or LHRH agonist, known as leuprolide acetate with our proprietary Atrigel drug delivery system. The Atrigel technology allows for sustained delivery of leuprolide acetate for periods ranging from one month to six months.
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
          Eligard 7.5-mg One-Month and 22.5-mg Three-Month Products
Eligard 7.5-mg one-month and 22.5-mg three-month products have been approved for marketing for prostate cancer in over 30 countries, including the U.S., Canada, 27 European countries, Australia, New Zealand, India and Korea. Eligard 7.5-mg one-month and 22.5-mg three-month products have also been approved for marketing in 11 and 6 Latin American countries respectively.
          Eligard 30.0-mg Four-Month Product
Eligard 30.0-mg four-month product has been approved for marketing for prostate cancer in the U.S., Canada, Australia, New Zealand, India and Korea and two Latin American countries.
          Eligard 45.0-mg Six-Month Product
Eligard 45.0-mg six-month product has been approved for marketing for prostate cancer in the U.S., Canada, Australia, New Zealand, 27 European countries, India and Korea.

Our Products under Regulatory Review
          Eligard 7.5-mg One-Month Product
Our commercial licensees have filed marketing authorizations for Eligard 7.5-mg one-month product in six countries outside of North America.
          Eligard 22.5-mg Three-Month Product
Our commercial licensees have filed marketing authorizations for Eligard 22.5-mg three-month product in five countries outside of North America.
          Eligard 30.0-mg Four-Month Product
Our commercial licensees have filed marketing authorizations for Eligard 30.0-mg four-month product in one country outside of North America.
          Eligard 45.0-mg Six-Month Product
Our commercial licensees have filed marketing authorizations for Eligard 45.0-mg six-month product in one country outside of North America.
Our Products in Development
          About Glaucoma
Glaucoma is a disease of the optic nerve involving loss of retinal ganglion cells in a characteristic pattern of a reduced or diminished visual field. Glaucoma is the second leading cause of blindness worldwide. Approximately 99% of glaucoma patients are treated with topical medications (eye drops), four to six percent receive surgery and on average each diagnosed patient has multiple visits to eye physicians each year. Due to the progressive nature of the disease, compliance with topical eye drop medications in glaucoma patients is crucial for effective management of the disease. Compliance with existing glaucoma medications is generally accepted to be low, with approximately half of treated patients in the U.S. not refilling their prescription after the first six months of therapy. Prostaglandin analogs, such as latanoprost, represent the largest segment of the glaucoma market. Latanoprost is a prostaglandin analog that has been previously approved by the FDA for reducing elevated intraocular pressure, or IOP, in patients with open-angle glaucoma or ocular hypertension.
          Punctal Plug Drug Delivery System
Our proprietary punctal plug technology is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. The first indication we are pursuing for this drug delivery system is for the treatment of glaucoma and ocular hypertension. If successful, the punctal plug product, when inserted into the punctum in the eye and retained for the desired treatment duration, will allow for a steady stream of medication to be released into the tear film. Sustained delivery of therapeutics via the punctal plug system could result in stable, sustained topical drug concentrations. Successful development and subsequent regulatory approval of this application of the punctal plug delivery system could potentially replace, in whole or in part, the existing eye drop therapies used for the treatment of glaucoma. Our goal is to develop a punctal plug delivery product that may provide a more effective, convenient and reliable treatment alternative for glaucoma patients that could ultimately improve patient compliance with their medication and the long-term outcomes for their disease.
In March 2008, we initiated a Phase II study to evaluate the Safety and Efficacy of latanoprost Punctum Plug Delivery System (L-PPDS) in Subjects with Open-Angle Glaucoma or Ocular Hypertension, or CORE. In May 2008, we announced results from a limited proof-of-concept study in five patients which demonstrated that QLT’s drug elution technology was effective in controlling IOP and was well-tolerated in patients with glaucoma or ocular hypertension. On October 28, 2008 we released data on safety and efficacy results from the Phase II CORE trial. Sixty-one patients were enrolled in the study and 38 patients completed 12 weeks of follow-up; 23 patients discontinued before the Week-12 visit due to either loss of efficacy/inadequate IOP control (19 patients) or loss of L-PPDS in both eyes (four patients). The mean change in IOP from baseline at 12 weeks among patients who completed the study was -5.4 mmHg, -4.8 mmHg and -4.9 mmHg for the low, medium, and high concentrations of latanoprost respectively. This represents a clinically meaningful reduction of 20% from baseline at the 12-week time point in those patients. There was no dose response relationship observed within the dose range tested in the trial. The L-PPDS was well-tolerated during the course of treatment.
We are initiating additional Phase II studies in the U.S. investigating various treatment parameters in patients with open angle glaucoma or ocular hypertension to evaluate the efficacy and safety of a proprietary punctal plug prototype in conjunction with a dose of Latanoprost that is at least 10 times higher than the lowest dose used in the CORE study. The results of these studies are expected in 2009. In addition we have an ongoing non-significant risk study in the U.S. evaluating novel punctal plug designs which is expected to run through 2009.
          Expansion of Visudyne Therapy
We are continuing efforts to improve the effectiveness of Visudyne therapy by exploring combination therapies and the effect of lower light doses, for example, through reduced rate of fluence administered during the PDT process.
In view of the importance of understanding the clinical significance of the use of Visudyne in combination with other therapies for the treatment of wet AMD, Novartis and QLT have each initiated studies comparing the safety and efficacy of Visudyne in combination with an anti-VEGF drug either as bi-therapy (Visudyne, plus an anti-VEGF) or triple therapy (Visudyne, plus an anti-VEGF and a steroid). These studies include the North American studies RADICAL and DENALI, and the European study MONTBLANC. RADICAL is sponsored by QLT, while the DENALI and MONTBLANC studies are sponsored by Novartis. The enrolment for these studies was completed in 2008 and one-year results are expected in 2009.
In addition, we are supporting certain investigator-sponsored studies which are evaluating different combinations of Visudyne with anti-VEGF drugs. Some of these studies are also investigating the potential benefit of reduced fluence, or low light levels, on the efficacy and safety of Visudyne. Furthermore, we are maintaining two patient registries to consolidate and study retrospective data obtained by retina specialists who have already used Visudyne as part of bi- or triple therapy.
On December 16, 2008, we announced six-month results from an interim analysis for the Phase II RADICAL study. The RADICAL study is a Phase II, multicenter, randomized, single-masked study comparing reduced-fluence Visudyne-Lucentis® combination therapies (with or without dexamethasone) with Lucentis monotherapy in 162 subjects with CNV secondary to AMD. The independent Data and Safety Monitoring Committee confirmed that there were no safety concerns at that time and recommended that the trial continue as planned. During this six-month interim period, mean visual acuity, or VA, in each group increased from baseline and that increase appears to have been similar between groups. The mean cumulative treatments were lower in the combination groups than in the Lucentis monotherapy group; however, it is too early to draw conclusions about comparative treatment frequencies, because this is influenced by the mandatory retreatments at month one and two in the Lucentis monotherapy group. The primary endpoint results at 12 months are expected in the first half of 2009.
          QLT091001
On October 9, 2008, we announced that we initiated a Phase Ia safety study in healthy adults of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The drug is being developed under a Co-Development Agreement with Retinagenix LLC for the potential treatment of Leber’s Congenital Amaurosis, an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth. Phase Ia data is expected to be reported in the first half of 2009. Under the terms of the agreement, we are responsible for developing and commercializing the products for use in ocular and all other human diseases. Retinagenix will participate in research in support of the co-development collaboration and is eligible to receive certain payments upon achievement of certain development, approval and sales milestones as well as a royalty on net sales.
Our Proprietary Technologies
     Punctal Plug Drug Delivery System
Our proprietary punctal plug drug delivery technology is a minimally invasive system which we are developing with the goal of delivering a variety of drugs to the eye through controlled sustained release to the tear film. This drug delivery platform has the potential to address a broad range of ocular diseases that are currently being treated with eye drops, including glaucoma, allergy, dry eye, surgical care and myopia. Our goal is to develop a delivery system comprising a proprietary punctal plug designed to be retained for the desired treatment duration and a proprietary drug delivery core which can be tailored to deliver a wide range of therapeutic agents over different time periods.
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
     Photodynamic Therapy
Our product Visudyne utilizes our patented PDT technology. PDT is a minimally invasive medical procedure that utilizes photosensitizers (light-activated drugs) to treat a range of diseases associated with rapidly growing tissue, such as the formation of solid tumors and abnormal blood vessels. PDT is a two-step process. First, the photosensitizer is administered to the patient by intravenous infusion or other means, depending on the condition being treated. Second, a pre-determined dose of non-thermal light is delivered at a particular wavelength to the target site to interact with the photosensitizer. The photosensitizer traps energy from the light and causes oxygen found in cells to convert to a highly energized form called “singlet oxygen” that causes cell death by disrupting normal cellular functions. Because the photosensitizer and light have no effect unless combined, PDT is a relatively selective treatment that minimizes damage to normal surrounding tissue and allows for multiple courses of therapy.
For ocular PDT applications, non-thermal lasers provide the necessary intensity of light required. For applications of PDT to internal organs, physicians use lasers and fiber optics to deliver the appropriate intensity of light to abnormal tissue.
     Atrigel System for Injectable Sustained Release Drug Delivery
The Eligard products utilize the Atrigel drug delivery system, our patented technology for the sustained release of drugs.
The Atrigel drug delivery system consists of biodegradable polymers, similar to those used in biodegradable sutures, dissolved in biocompatible carriers. Pharmaceuticals may be blended into this liquid delivery system at the time of manufacturing or, depending upon the product, may be added later by the physician at the time of use. When the liquid product is injected through a needle or placed into accessible tissue sites through a cannula, displacement of the carrier with water in the tissue fluids causes the polymer to precipitate, thereby forming a solid film or implant. The drug encapsulated within the implant is then released in a controlled manner as the polymer matrix biodegrades over a specified time period. Depending upon the patient’s medical needs, the Atrigel system can deliver small molecules, peptides or proteins over a period ranging from days to months.
On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt for our Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products.
Significant Collaborative Arrangements
     Novartis — PDT Product Development, Manufacturing and Distribution Agreement for Visudyne Worldwide
Since 1995, we have had an agreement with Novartis for the worldwide development and commercialization of PDT products for eye diseases, including Visudyne. Under the terms of our agreement with Novartis, we are responsible for manufacturing and product supply of Visudyne and Novartis is responsible for marketing and distribution of Visudyne. We and Novartis share equally the profits realized on revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties), all calculated according to a formula set out in our agreement.
Our agreement with Novartis is in effect for a term expiring June 30, 2014, renewable by the parties for two further five year terms. Either we or Novartis may terminate the agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency of the other or on 60 days notice to the other. The agreement provides that, if Novartis were to terminate the agreement on 60 days notice to us, it would be required to pay us a reasonable royalty on sales of Visudyne thereafter. Under the terms of the agreement with Novartis, we provide certain indemnities with respect to the manufacture, transport, storage and sale of Visudyne to Novartis and with respect to certain intellectual property matters set out in the agreement.
On October 20, 2008 Novartis announced a restructuring of its U.S. commercial organization. As part of the restructuring, Novartis no longer has a dedicated ophthalmic sales force in the U.S. However, we expect Novartis will continue to support Visudyne in the U.S. through indirect sales methods.
     Sanofi-aventis — Marketing of Eligard in the U.S. and Canada
Since late 2000, QLT USA has had an agreement with Sanofi-Synthelabo, now known as Sanofi-aventis under which Sanofi-aventis is the exclusive marketer of our Eligard 7.5-mg one-month, 22.5-mg three-month, 30-mg four-month and 45-mg six-month prostate cancer products in the U.S. and Canada.
The agreement provides that we manufacture the Eligard products and receive an agreed upon transfer price from Sanofi-aventis as well as royalties on product sales. The agreement with Sanofi-aventis is in effect until its expiry, on a country-by-country basis, upon the expiration of the last applicable Atrigel patent right or QLT USA patents relating to the Eligard products in that country. Either QLT USA or Sanofi-aventis may terminate the agreement in the event of an unremedied breach by the other party, or upon the dissolution or insolvency or the cessation of operations of the other.
Under the terms of the agreement, QLT USA and Sanofi-aventis have agreed to provide certain indemnities for losses arising out of a misrepresentation or breach of a warranty, covenant or agreement under the agreement. Further, QLT USA has provided certain indemnities to Sanofi-aventis, including indemnities covering certain losses relating to product liability and infringement of a third party’s proprietary rights. Sanofi-aventis has agreed to provide certain indemnities to QLT USA, including for losses arising from Sanofi-aventis’ marketing and sale of the Eligard products.
     MediGene AG and Astellas — Marketing of Eligard in Europe
Since 2001, MediGene AG, or MediGene, has been QLT USA’s development and regulatory licensee for Eligard in Europe. In 2004, QLT USA and MediGene selected Yamanouchi, U.K. Ltd, or Yamanouchi, now Astellas Pharma Europe Ltd., or Astellas, as the exclusive marketer of the Eligard product line in Europe. Under the terms of the agreements with MediGene and Astellas, QLT USA has manufactured Eligard products and receives from MediGene an agreed upon transfer price, development milestone payments, royalties from sales and certain reimbursement for development expenses.
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
     Other Eligard Marketing Collaborations
QLT USA has licensed a number of other companies to market Eligard products in certain countries throughout the world. In most of these other territories we sell the product to our licensees for an agreed upon transfer price but do not receive any royalties on product sales. Our other Eligard marketing collaborations are set out in the following table:

OTHER ELIGARD MARKETING COLLABORATIONS

Company	Territory

HanAll Pharmaceutical Co.	Korea

Hospira Australia Pty Ltd.	Australia, New Zealand

Key Oncologics	South Africa

Luxembourg Pharmaceuticals, Ltd.	Israel

Ranbaxy Laboratories Ltd.	India

Tecnofarma International Ltd.	Argentina, Belize, Bolivia, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, French Guiana, Guatemala, Guyana, Honduras, Mexico, Nicaragua, Panama, Paraguay, Peru, Suriname, Uruguay, and Venezuela.
Product Manufacturing
Visudyne is currently manufactured in stages by several contract facilities located in the U.S., Europe and Japan. We have supply agreements with Nippon Fine Chemicals, or Nippon, JHP Pharmaceuticals, LLC, previously Parkedale Pharmaceuticals Co., Ltd., Hollister-Stier Laboratories LLC, or Hollister-Stier, and Orgapharm S.A.S., a subsidiary of Axyntis Group, for manufacturing activities in the commercial production of Visudyne. The key starting materials for the Visudyne manufacturing process are secured by long-term supply agreements or through inventory safety stocking. Our agreement with Nippon is in effect for a term ending on December 31, 2010. Our agreement with JHP Pharmaceuticals, LLC is in effect for a term expiring December 31, 2009. The agreement with Hollister-Stier is in effect for five years from the date of applicable regulatory approval for the component product, after which it will renew for additional two-year periods unless one party provides the other with 36 months advance notice of its intention not to renew.
For the manufacture of Eligard, we rely on a number of manufacturers and suppliers, including Tolmar, Inc. and Chesapeake Biological Laboratories, Inc. We currently contract with Tolmar for the full manufacturing of the Eligard product, including the sterile filling and lyophilization process for the drug syringe, the manufacture of the delivery system syringe and final packaging of Eligard. We continue to maintain Chesapeake Biological Laboratories, Inc. (another approved contract manufacturer) as an alternate to perform the filling and lyophilization of the drug syringe. Our contract with Tolmar, Inc. is for a period of seven years commencing December 22, 2006, and automatically extends for successive terms of four years each, unless either party notifies the other party that it does not intend to renew this agreement at least three years prior to the last day of the then current term. Our contract with Chesapeake Biological Laboratories, Inc. is for a period of two years commencing January 23, 2004, and automatically renews for additional one-year terms unless either party provides notice of non-renewal more than 90 days prior to termination, which has not occurred at this time.
Financial Information about Segments and Geographic Areas
The geographic information required herein is contained in Note 21 — Segment Information in the “Notes to the Consolidated Financial Statements” of this Report and is incorporated by reference herein.
Supply of Medical Lasers Required for Visudyne Therapy
Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We do not manufacture the lasers required to deliver this light. Diode laser systems required for Visudyne therapy are manufactured and sold by medical device companies, including Carl Zeiss-Meditec AG, Lumenis Ltd., and Quantel, Inc. All three companies have portable diode lasers that have been commercially approved for use with Visudyne in the U.S., Europe and elsewhere, except that only the Carl Zeiss-Meditec diode laser is commercially available in Japan.
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
     Visudyne
Verteporfin, the active ingredient in Visudyne, is protected by granted patents in major markets. These patents are owned by the University of British Columbia, or UBC, and exclusively licensed by us. We entered into a license agreement with UBC in 1988 that granted us a worldwide exclusive royalty-bearing license to know-how and patents relating to porphyrin derivates, including verteporfin, the active ingredient in Visudyne, with the right to sublicense. The license was amended and restated in December 2007 and terminates upon the expiration of all of the licensed patents. UBC has the right to terminate the license upon, among other things, our bankruptcy, winding up, liquidation or otherwise ceasing to carry on our business (other than a disposition of all or substantially all of our assets to another party); our material breach of the requirement to obtain and maintain insurance pursuant to the terms of the license; or our material default under or our failure to comply with a material term of the licence which is not remedied within 30 days.
In the U.S., verteporfin is covered by Patent Nos. 4,920,143 (the “’143 patent”) and 5,095,030 (the “’030 patent”). We were granted a term extension of the ‘030 patent from April 24, 2007 to September 9, 2011. The ‘143 patent expired on April 24, 2007. In Europe, verteporfin is covered by European Patent 0352076, for which we applied for and received an extension of patent term until July 18, 2014. In Japan, verteporfin is covered by JP 2834294 and JP 2137244 for which we applied for and received extensions of patent term until January 20, 2013 and July 19, 2014, respectively.
We also have an exclusive worldwide license from the Massachusetts General Hospital, or MGH, of MGH’s rights in a U.S. patent relating to verteporfin which MGH owns jointly with us, and to all foreign equivalents. These rights are non-exclusive if exclusive rights are not available in any foreign jurisdiction. The term of the MGH license continues on a country by country basis for so long as any such patent right remains in effect. The U.S. patent expires in 2015. Under the MGH license, we pay a 0.5% royalty to MGH based on Visudyne sales in the U.S. and Canada.
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
We own or license patents covering certain approved uses of Visudyne. U.S. Patent Nos. 4,883,790 and 5,283,225, both of which expired on January 20, 2007, cover methods of treating target tissues and destroying unwanted cells using Visudyne and are owned by UBC and exclusively licensed to us. U.S. Patent No. 5,756,541, expiring on March 11, 2016, with foreign equivalents expiring in 2017, is co-owned by Novartis and us and covers methods of using Visudyne to improve VA in subjects having unwanted ocular neovasculature. U.S. Patent No. 5,798,349, which expires on August 25, 2015, is co-owned by us, MGH and Massachusetts Eye and Ear Infirmary, or MEEI, and covers methods of treating AMD using Visudyne. U.S. Patent No. 5,770,619, which expires on November 20, 2012, with foreign equivalents expiring in 2013, is owned by UBC and exclusively licensed to us and covers methods of using Visudyne to treat neovasculature involving a reduced interval between drug and light administration. In addition to these patents covering on-label uses of Visudyne, we own or license several other patent applications relating to alternative methods of using Visudyne in the treatment of ocular diseases, including AMD. See Item 3. Legal Proceedings.

We own or license additional patent applications relating to PDT, including numerous other photosensitizers and methods of using photosensitizers.
     Atrigel
We own the following U.S. granted patents covering the Atrigel drug delivery system platform that is used to deliver leuprolide acetate, the active ingredient in the Eligard products, as well as other products in our pipeline developed using the Atrigel system: 4,938,763, which expired on October 3, 2008, 5,278,201, expiring on January 11, 2011, 5,324,519, expiring on June 28, 2011, 5,599,552, expiring on February 4, 2014, 5,739,176, which expired on October 3, 2008, and RE37950, which expired on October 3, 2008. The Atrigel drug delivery system is protected in Europe by European Patent 436667, expiring on September 27, 2009, and European Patent 539751, expiring on October 1, 2012 and in Japan by Japanese Patent 2,992,046, expiring on September 27, 2009.
The following U.S. patents cover devices and methods used for the lyophilization of Atrigel-based products during manufacturing: 6,566,144, 6,610,252 and 6,626,870, all expiring on March 27, 2020.
On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt for our Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products.
     Eligard
In addition to the patents described above which cover the Atrigel technology used in Eligard, the Eligard one-, three-, four- and six-month products are protected by granted patents in major markets. Our U.S. Patents Nos. 6,565,874 and 6,773,714 both expiring on October 28, 2018, cover the Eligard drug products, and methods of making and using them. Foreign equivalents of these patents are pending or granted in Europe, Japan, Canada and other countries.
     Punctal Plug Drug Delivery System
In connection with our acquisition of ForSight Newco II, Inc., now QPD in October 2007, we acquired a number of patent applications covering different aspects of the punctal plug technology, including punctal plug designs and devices, methods of making punctal plugs and uses thereof for delivering therapeutic drugs to the eye for treating eye diseases, including glaucoma. Patents, if issued from these patent applications, would expire between 2024 and 2028, not including any possible patent term extensions that may be available. To further expand and strengthen our intellectual property portfolio, we have filed and continue to file additional patent applications on punctal plugs and devices, methods of manufacturing punctal plugs and uses thereof in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy.
          QLT091001
In connection with our exclusive worldwide co-development and licensing agreement entered into on April 4, 2006 with Retinagenix, LLC, or Retinagenix, to develop active synthetic retinoid drugs for the treatment of degenerative retinal diseases, we have exclusively sub-licensed patent applications relating to various synthetic retinoids and uses thereof, including in the treatment of LCA. These patent applications are owned by the University of Washington, which has licensed the patent applications to Retinagenix, and sub-licenced to us by Retinagenix. To further expand and strengthen our intellectual property portfolio, our goal is to file additional patent applications on synthetic retinoids, and uses thereof in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy.
     Other Patents, Trademarks and Proprietary Rights
In addition to patent protection, we also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas.
We require our collaborative licensees and potential business collaborators, consultants and employees who might have access to or be provided with proprietary information to sign confidentiality undertakings.
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
There are pending lawsuits relating to our patent rights. We discuss those lawsuits in more detail in Item 3. Legal Proceedings.
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
     Visudyne
In June 2006, Genentech, Inc., or Genentech, commercially launched Lucentis™, an anti-VEGF product, in the U.S. for the treatment of neovascular wet AMD. In early 2007, Novartis, Genentech’s marketing partner for Lucentis outside of the U.S., began marketing Lucentis in the EU for the treatment of wet AMD. Although not approved for this use, Avastin® (bevacizumab) from Genentech is also being used extensively by physicians off-label for the treatment of wet AMD, either alone (as monotherapy) or in combination with Visudyne or other therapies. Lucentis and Avastin have a material negative impact on Visudyne sales and are expected to continue to be competitive with Visudyne as those products become available in other countries or are used off-label.
In addition to the above, Regeneron Pharmaceuticals, Inc. has a product (VEGF Trap) in Phase III, Allergan/Merck has a product in Phase II (SIRNA-027) and a number of other companies are developing or may develop competitive therapies targeted for wet AMD employing different technologies.
     Eligard
There are a number of approved products on the market which compete with our Eligard products. These include AstraZeneca’s Zoladex® product, Bayer Pharmaceuticals Corporation’s Viadur® product, Watson Pharmaceuticals, Inc.’s Trelstar LA® product, Valera Pharmaceuticals, Inc.’s Vantas® product, Emerging Pharma’s Diphereline® product, Ipsen Ltd.’s Decapeptyl® product, Sandoz Pharmaceuticals’ Leupro-Sandoz product, and the Lupron Depot® product owned by TAP Pharmaceuticals, Inc. in the U.S. and elsewhere by Takeda Chemicals or its affiliates or licensees. The patents for the Lupron Depot product have or will be expiring and, as a result, it is expected that additional bioequivalent versions of Lupron Depot will enter the market and compete with Eligard and other marketed prostate cancer products.

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
     FDA Regulation — Approval of New Drug Products
Visudyne and Eligard are regulated in the U.S. as new drugs. The steps ordinarily required before a new drug may be marketed in the U.S. include:
•	preclinical testing;

•	submission of an investigational new drug application, or IND, to the FDA, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

•	validation and approval the manufacturing facilities and process;

•	submission of a new drug application, or NDA, or abbreviated new drug application, or ANDA, to the FDA; and

•	FDA approval of the application, including approval of all labelling.
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
After successful completion of the required clinical testing, generally an NDA is submitted. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the Prescription Drug User Fee Act (PDUFA IV), the FDA should review the NDA within ten months (standard application) or within six months (priority review application). The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final FDA approval of the NDA. When, and if, those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the NDA or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter that often requires additional testing or information. Even if regulatory approval is obtained, a marketed product and its manufacturing facilities are subject to continual review and periodic inspections. In addition, identification of serious side effects (such as those that are life-threatening) after a drug is on the market or the occurrence of major manufacturing problems could cause subsequent additional distribution restrictions, withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials and changes in labelling.
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
     FDA Regulation — Approval of Medical Devices
Our drug Visudyne requires a laser for light activation of the drug substance after injection. These lasers are classified as Class III devices and premarket approval, or PMA, applications must be filed for review with the FDA. The submitted documents must demonstrate that the laser is safe and effective for the proposed use.
After FDA review and panel recommendation, the FDA may then issue an approval letter, an approvable letter, a not approvable letter or an order denying approval. Once an approval letter is received, the holder of the approved PMA has to submit PMA supplements before making any changes that affect the safety or effectiveness of the device.
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
     EU Regulation — Approval of Medicinal Product
Our Visudyne and Eligard products are regulated in the EU as medicinal products. Before 1995, the existing EU legislation for approval of medicinal products faced major problems of acceptance not only with the pharmaceutical industry but with the national regulatory agencies of the member states as well. In 1995, legislation was adopted which established a new and amended system for the registration of medicinal products in the EU. One of the most significant features of this system was the establishment of a European Agency for the Evaluation of Medicinal Products, or EMEA. Under this system, marketing authorization could be submitted using the centralized procedure or the mutual recognition procedure. Recently, new legislation was adopted which offers an additional third option for approval, known as the decentralized procedure. Visudyne was filed with the EMEA and received approval from the European Commission under the centralized procedure. Eligard 7.5 mg one month and 22.5 mg three months were filed under the mutual recognition procedure with Germany as the reference member state and are approved in most EU countries. Eligard 45.0 mg six months was also approved by German Regulatory Authorities (Germany acting as the reference member state) with the mutual recognition procedure to be implemented for the other EU countries in 2007. Commercial licensees of QLT are the Marketing Authorisation Holders, or MAHs, and they are responsible for all post-approval regulatory activities and maintenance of the regulatory filings such as variations.

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
Various aspects of our business and operations are regulated by a number of other governmental agencies, including the U.S. Occupational Safety and Health Administration.
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
Liability and Product Recall
The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product defects. The use of our products in clinical trials and the sale of such products may expose us to liability claims alleged to result from the use of such products. These claims could be made directly by patients or consumers, healthcare providers or others selling the products. In addition, we are subject to the inherent risk that a governmental authority may require the recall of one or more of our products. We currently carry clinical trials and product liability insurance in amounts that we consider to be consistent with industry standards to insure against certain claims that could arise during the clinical studies or commercial use of our products. Such coverage and the amount and scope of any coverage obtained in the future may be inadequate to protect us in the event of a successful product liability claim, and there can be no assurance that the amount of such insurance can be increased, renewed or both. A successful product liability claim could materially adversely affect our business, financial condition or results of operations.
Further, liability claims relating to the use of our products or a product recall could negatively affect our ability to obtain or maintain regulatory approval for our products. We have agreed to indemnify certain of our licensees against certain potential liabilities relating to the manufacture and sale of our products. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Research and Development
During the years ended December 31, 2008, 2007, and 2006, our total company-sponsored research and development expenses were $29.6 million, $38.6 million and $41.0 million respectively. See Item 1. Business — Our Products in Development and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Human Resources
As of February 27, 2009, we had approximately 135 employees, 74 of whom were engaged in research, development, clinical and regulatory affairs, medical devices, manufacturing, quality control and assurance, process development and medical affairs, and 61 of whom were engaged in administration, business development, finance, information technology, human resource, legal and marketing. None of our employees belong to a labor union and we consider our relationship with our employees to be good.

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
Our revenues to date have consisted largely of revenue from product sales of Visudyne and Eligard. If our planned sale of QLT USA and/or its Eligard product line is completed, Visudyne sales will constitute our primary source of revenue for the foreseeable future. Accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to be below expectations. Under the terms of our agreement with Novartis, Novartis is responsible for the marketing and distribution of Visudyne. In 2008, Novartis global sales of Visudyne decreased 34.0% from the prior year, primarily due to the approval and reimbursement in Europe of alternative therapeutics for age-related macular degeneration. Novartis also announced a restructuring of its U.S. commercial organization. As part of the restructuring, Novartis will no longer have a dedicated ophthalmic sales force, but will continue to support Visudyne in the U.S. with indirect sales methods. We cannot assure you that Visudyne product sales will increase in the future or that they will not continue to decrease. Our products could be rendered obsolete or uneconomical by competitive changes, including generic competition. Product sales could also be adversely affected by other factors, including:
•	failure of ongoing clinical trials,

•	product manufacturing or supply interruptions,

•	the development of competitive products by other companies,

•	marketing or pricing actions by our competitors or regulatory authorities,

•	changes in the reimbursement or substitution policies of third-party payers,

•	changes in or withdrawal of regulatory approval for or the labeling of our products,

•	the outcome of disputes relating to patents,

•	disputes with our licensees, and

•	changes in laws that adversely affect our ability to market our products.
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
For example, a significant portion of our revenue depends on the efforts of Novartis to market and sell Visudyne. The terms of our agreement with Novartis, however, do not restrict Novartis from commercializing non-PDT products that could be competitive with Visudyne. Novartis entered into a license arrangement with Genentech in which Novartis has been granted a license to the rights outside of the United States to Lucentis, a product that has been approved for the treatment of wet AMD, and is a competing product to Visudyne. In addition, Novartis is responsible for the marketing of Visudyne but our ability to control the amount of, and allocations to, marketing related expenditures by Novartis for Visudyne is limited. Novartis recently announced a restructuring of its U.S. commercial organization. As part of the restructuring, Novartis will no longer have a dedicated ophthalmic sales force, but will continue to support Visudyne in the U.S. with indirect sales methods. Further, third parties such as Novartis may not perform their obligations as expected and significant revenue may not be derived or sustained from such arrangements. To the extent such third parties do not perform adequately under our various agreements with them, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated, and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements. In addition, disputes with a collaborator could delay a program on which we are working with the collaborator and could result in expensive arbitration or litigation, which may not be resolved in our favor.
Our revenues depend on payment and reimbursement from third party payers and pricing, and if third party payers reduce or refuse payment, or reimbursement or if prices are reduced, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.
The continuing efforts of governmental and third-party payers to contain or reduce the costs of health care may negatively affect the sale of Visudyne, Eligard and our other products. Our ability to commercialize Visudyne, Eligard and our other products successfully will depend, in part, on the timeliness of and the extent to which adequate reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices, which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. We may also be subject to price reductions, including retroactive price reductions in the form of price rebates, as a result of government pricing rules and regulations which may impact both our financial condition and future revenues. Significant uncertainty exists as to the reimbursement status of newly approved therapeutic products or newly approved product indications.
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
Our applications or re-applications for reimbursement for any of our products may not result in approvals and our current reimbursement approvals for Visudyne, Eligard and our other products may be reduced or reversed in whole or in part. If we were to have reimbursement reduced or reversed, the market for the affected product may be materially impaired and could materially harm our business and future revenues from that product. For example, while we believe that the results seen in the Visudyne in occult, or VIO, study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S. and elsewhere by the applicable governmental authorities. In April 2007, after reviewing the results in the VIO study, the CHMP recommended to the European Commission that the indication of the use of Visudyne in the treatment of occult subfoveal CNV, secondary to AMD be deleted in Europe. In June 2007, the EMEA endorsed the recommendation by CHMP to delete the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU. As a result, reimbursement for Visudyne in the occult form of wet AMD has ceased in most European countries.
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
We are currently, and in the future may be, involved in legal proceedings and if there is an adverse outcome in our litigation or other legal actions, our business may be harmed.
We and certain of our subsidiaries are involved in litigation, and in the future we may become involved in various other legal actions in the ordinary course of our business. For example, we are currently involved in litigation with MEEI and MGH which, if not ultimately resolved in our favor, could have a material adverse impact on our financial condition and the market price of our shares. See Item 3 — Legal Proceedings.

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
In addition, the testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne, Eligard, our other product candidates and related medical devices expose us to liability claims allegedly resulting from the use of these products or devices. These risks exist even with respect to those products or devices that are approved for commercial sale by the FDA or applicable foreign regulatory authorities and manufactured in facilities licensed and regulated by those regulatory authorities.
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
We continue to pursue the disposition of QLT USA or its assets, including Eligard. This pursuit may divert the attention of our management and employees, disrupt our operations and increase our professional services expenses.
The process of pursuing a strategic transaction is generally a time-consuming process for the seller and demands the time and efforts of management and employees during the due diligence process with potential buyers, including management presentations and meetings with potential buyers, and the evaluation of bids from potential buyers. The diversion of our management’s and employees’ attention to the sale process may disrupt our operations, including by adversely impacting the progress of our development efforts, our product sales and our relationships with partners or suppliers. In addition, the investment banking firm, Goldman, Sachs & Co., continues to advise us in our evaluation of strategic alternatives as we review and evaluate specific transaction proposals. Goldman, Sachs & Co. is entitled to receive a fee upon the completion of certain transactions we may execute, resulting in an increase in our professional services expenses and a reduction in the amount of proceeds from the sale that can be used in furtherance of our business objectives.
We have undertaken significant strategic and organizational changes. Failure to manage disruption to our business or the loss of key personnel could have a material adverse effect on our business.
In the last three years, we have made significant changes to both management and organizational structure. In January 2008, we announced a significant strategic change to divest certain core and non-core assets, including Eligard, and to focus the Company on our Visudyne franchise and our clinical development programs related to our punctal plug delivery technology and our photodynamic therapy dermatology technology. In connection with the strategic restructuring we eliminated approximately 115 employment positions. There may be further reductions in force as more of the Company’s assets are divested under the restructuring.
As a result of these changes and the uncertainty regarding the timing and effect of any of the strategic transactions we are continuing to pursue, employee morale may be lower and we may lose or be unable to attract and retain key employees. The loss of key employees or our inability to attract employees could adversely impact our ongoing operations, including failure to achieve targets and advance our clinical development projects, or impact our ability to effectively implement strategic transactions.
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
We face intense competition against our current products as well as our technology under clinical development. We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Some of our competitors are also our collaborators. For example, Novartis, which has the marketing rights to our Visudyne product, also has rights to market Lucentis, a product that is competitive with Visudyne, outside of the United States. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete. In connection with our technology under clinical development, including our punctal plug drug delivery technology, our competitors may develop or obtain patent protection for products earlier than us, design around patented technology developed by us, obtain regulatory approval for such products before us, or develop more effective or less expensive products than us.
Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.
If we do not achieve and sustain profitability, shareholders may lose their investment.
We have incurred operating losses for the years ended December 31, 2005, 2006 and 2007. Our 2005 fiscal year was impacted by a $410.5 million non-cash charge for impairment of goodwill and other intangible assets that resulted from the acquisition of Atrix Laboratories Inc., and our 2006 fiscal year was impacted by a litigation settlement charge of $112.5 million related to patent litigation with TAP Pharmaceuticals. Our 2007 fiscal year was impacted by a litigation charge of $110.2 million related to the judgment in the litigation brought against us by MEEI. Our 2008 fiscal year was impacted by $0.9 million of litigation charges. Our accumulated deficit at December 31 2008 was approximately $579.6 million. We may incur additional losses in the future. If we are unable to achieve and sustain profitability in the future, our stock price may decline.
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
Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to, and will continue to attempt to, protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our collaborators, licensees, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.
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
We currently depend on third-party suppliers, Carl Zeiss-Meditec, Lumenis and Quantel to provide the laser light delivery devices for Visudyne therapy and to service such devices. Because PDT requires a light source, and in some instances a light delivery system, to be used in conjunction with our photosensitizers, we are dependent on the success of these medical device companies in placing and maintaining light sources with the appropriate medical facilities, in distributing the light delivery systems and servicing such systems as required. Carl Zeiss-Meditec, Lumenis and Quantel supply such lasers to treating physicians directly, and neither QLT nor Novartis has a supply or distribution agreement with Carl Zeiss-Meditec, Lumenis or Quantel for the supply of such devices. The relationship between our Company or Novartis and such suppliers, under which we or Novartis provides support and assistance to such suppliers, is an informal collaboration only. If one or more of the medical device companies with whom we or Novartis have such collaborations cease to carry on business, or if they no longer supply complementary light sources or light delivery systems or if they or we are unable to achieve the appropriate placements of light sources and ensure an uninterrupted supply and ongoing maintenance of light delivery systems to treating physicians, sales of Visudyne and our revenues from the sale of Visudyne may be materially adversely affected.
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
If we fail to comply with ongoing regulatory requirements, it will materially harm our business.
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
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and / or effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, future levels of R&D spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. For example, we have recognized the full tax benefits associated with the MEEI litigation damages award in our Financial Statements. To the extent that the taxation authorities do not agree with our tax positions, we may not be able to realize all or a portion of the tax benefits recognized. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 3 — Significant Accounting

Policies in “Notes to the Consolidated Financial Statements” in this Report) can have a material impact on our effective income tax rate.
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
Although our recent divestitures generated significant cash, our liquidity was reduced by the redemption on September 15, 2008 of all $172.5 million of our 3% Convertible Senior Notes due 2023 for cash at a price of 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the redemption date, and the repurchase on January 28, 2009 of 20 million of our common shares at an aggregate purchase price of $50.0 million in connection with our “Dutch Auction” tender offer. Going forward, our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund our operating expenses will depend on many factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, any amounts we may be required to pay in connection with any ongoing litigation as a result of an adverse court decision or any settlement agreement that we may enter into, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.
Our operating results may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.
Our operating results may fluctuate from period to period for a number of reasons some of which are beyond our control. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:
•	lower than expected revenues from sales of Visudyne or Eligard,

•	changes in pricing, pricing strategies or reimbursement levels for Visudyne or Eligard,

•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months,

•	high levels of marketing expenses for Visudyne or the launch of additional competitors to Visudyne or Eligard,

•	fluctuations in currency exchange rates,

•	unfavorable outcome of the German Eligard patent litigation commenced against QLT USA’s German licensees by Takeda Chemical Industries Ltd. and Takeda Pharma GmbH,

•	unfavorable outcome in the litigation commenced by MEEI against us,

•	unfavourable outcome in the litigation commenced by MGH against us,

•	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne, Eligard, and our other products and candidates,

•	increased operating expenses as a result of product, technology or other acquisitions or business combinations, and

•	divestment of Eligard and other revenue producing assets.

Even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections, which in turn may cause the market price of our securities to drop significantly and the value of your investment to decline.
The market price of our common shares is extremely volatile and the value of an investment in our common shares could decline.
The market prices for securities of biopharmaceutical companies, including QLT, have been and are likely to continue to be extremely volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for biopharmaceutical stocks could have a significant impact on the future trading prices of our common shares. In particular, trading prices of the securities of many biopharmaceutical companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Our announcements that we are engaged in an ongoing evaluation of strategic alternatives and the initiatives planned to be implemented in connection with our strategic restructure, and any future announcements that we may make regarding potential initiatives and transactions undertaken pursuant to the restructuring process, may increase the volatility of the market price of our common shares. Some of the other factors that may cause volatility in the price of our securities include:
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
We were a passive foreign investment company for the taxable year ended December 31, 2008, which could result in adverse United States federal income tax consequences to U.S. Holders.
Based on the price of our common shares and the composition of our assets, we believe that we were a “passive foreign investment company,” or PFIC, for United States federal income tax purposes for the taxable year ended December 31, 2008. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. Because we believe that we were a PFIC for the taxable year ended December 31, 2008, certain adverse United States federal income tax consequences could apply to U.S. Holders, as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents—U.S. Federal Income Tax Information—U.S. Holders.

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
The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.
The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening of the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of our key manufacturing and sales partners resulting in product delays or a decrease in orders for our products. As such, the current period of dislocation and instability in the financial markets could negatively affect our business, results of operations and financial condition.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
On August 29, 2008, we completed the sale of the land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks for CAD$65.5 million. Discovery Parks is an affiliate of Discovery Parks Trust, a private Canadian trust that designs and builds research facilities for the benefit of the people of British Columbia, Canada. In conjunction with the sale, we entered into a five-year lease with Discovery Parks for approximately 50,000 square feet, where our head office, certain research facilities and pilot manufacturing facility are located.
In connection with our U.S. operations, we leased 2,400 square feet of office space located in Fort Collins, Colorado, pursuant to a lease that expired on February 28, 2009. We did not renew this lease. On August 25, 2008, most of our Fort Collins corporate facility was taken over by Reckitt Benckiser Pharmaceuticals Inc. in conjunction with the exclusive license agreement for certain Atrigel sustained-release drug delivery technology.
In connection with our acquisition of ForSight Newco II, Inc. (now QPD), we currently rent approximately 5,000 square feet of space at a facility in Menlo Park, California to support certain of our research and development activities associated with the development of our punctal plug drug delivery technology.

Item 3. LEGAL PROCEEDINGS
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigations in the ordinary course of our business, which we consider potentially material to our business and are described below.
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
(a) Eligard Patent Litigation
On June 1, 2004, QLT USA’s Eligard marketing licensee for Eligard, MediGene, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of European Patent 0 202 065 (the "'065 patent”). The ‘065 patent expired on May 6, 2006.
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd., or Wako, and Takeda Pharma GmbH sought a provisional injunction in the Regional Court Hamburg, Germany, alleging that the marketing of Eligard by MediGene and its licensee Astellas in Germany violated the ‘065 patent. The Court denied that request.
On June 28, 2004, the Takeda companies and Wako filed a complaint in the Regional Court Düsseldorf, Germany, against MediGene and Astellas, alleging infringement of the ‘065 patent.
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit were null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako have appealed that decision to the Federal Court of Justice. The Federal Court of Justice has scheduled oral argument on the appeal to take place in mid 2009. A decision on the appeal is expected shortly after the oral argument, although the ultimate timing of a decision is uncertain. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision. It is uncertain when a decision of the appeal court in the ‘065 patent will be rendered.
Under agreements QLT USA entered into with MediGene and Astellas, QLT USA has provided certain indemnities to MediGene and Astellas including indemnities covering certain losses relating to infringement of a third party’s proprietary rights on and subject to the terms of those agreements.
The final outcome of the German Eligard patent litigation is not presently determinable or estimable and accordingly, no amounts have been accrued. There can be no assurance that the matter will finally be resolved in favor of QLT USA’s German licensees of Eligard or in our favor. If the German Eligard patent litigation is not resolved favorably, QLT USA’s German licensees could be found liable for damages and those licensees may attempt to assert a claim against QLT USA for indemnification of all or part of such damages. While we cannot estimate the potential damages in the German Eligard patent litigation, or what level of indemnification by QLT USA, if any, will be required in connection with the German Eligard patent litigation under the agreements with its German licensees, MediGene and Astellas, the amount of damages and indemnification could be substantial, which could have a material adverse impact on our financial condition. Alternatively, the German Eligard patent litigation could be resolved favorably or could be settled. An outcome could have a material adverse impact on our financial condition. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(b) Patent Litigation with MEEI; Litigation with MGH
In April 2000, MEEI filed a civil suit (Civil Action No. 00-10783-JLT) against QLT in the United States District Court for the District of Massachusetts, or the District Court, seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin, the active pharmaceutical ingredient in Visudyne, as the photoactive agent in the treatment of certain eye diseases, including AMD.

In 2002, we moved for summary judgment against MEEI on all eight counts of MEEI’s complaint. The District Court granted our motion, dismissing all of MEEI’s claims.
MEEI appealed the decision of the District Court to the United States Court of Appeals for the First Circuit, or the Court of Appeals. In a decision dated June 15, 2005, the Court of Appeals upheld the dismissal of five of MEEI’s eight claims and remanded three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets) to the District Court for further proceedings.
On November 6, 2006, a federal jury found us liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay MEEI 3.01% of worldwide Visudyne net sales. On July 18, 2007, the District Court entered a final judgment in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay MEEI 3.01% of all past, present and future worldwide Visudyne net sales. The District Court also awarded interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable, from April 24, 2000. The District Court also awarded MEEI its legal fees in an amount on $14.1 million, to which a reduction of $3.0 million previously agreed to by MEEI will be applied. The District Court dismissed MEEI’s claim for misappropriation of trade secrets and, having found that the claim of unjust enrichment was not triable to a jury, also dismissed MEEI’s claim for unjust enrichment.
As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. We have also accrued, since July 2007, an additional $7.1 million based on 3.01% (the amount imposed by the District Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded in the Consolidated Statements of Operations as “Accrued Cost of Sales re: MEEI”). Furthermore, we have accrued $8.3 million of interest expense related to the July 18, 2007 judgment.
On August 1, 2007, we filed a Notice of Appeal of the District Court’s final judgment to the Court of Appeals. In order to stay the execution and enforcement of the judgment pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the District Court. To obtain the appeal bond, we were required to deposit cash, as security, to the bonding company in the full amount of the appeal bond, which was included in restricted cash on our Consolidated Balance Sheet as at December 31, 2007. Accrued interest income of $5.8 million on the cash deposit of $118.8 million has also been included in restricted cash as at December 31, 2008.
On January 12, 2009, the Court of Appeals affirmed the judgment of the District Court. The Court of Appeals upheld the liability and damages aspects of the 2007 judgment of the District Court in which we were found liable under Massachusetts state law for unfair trade practices and ordered to pay to MEEI damages equal to 3.01% on past, present and future worldwide Visudyne net sales plus interest and certain legal fees. The Court of Appeals remanded the legal fees aspect of the judgment to the District Court for further consideration. On January 26, 2009, we filed a petition for panel rehearing and rehearing en banc by the Court of Appeals. That petition was denied on February 23, 2009. We are considering our options for further appellate review.
Unless the decision is altered on further review, based on net sales of Visudyne through December 31, 2008 of approximately $2.6 billion, we estimate that the amount of damages and interest that we are required to pay MEEI is approximately $113.2 million. The amount of legal fees and post-judgment interest on those legal fees is yet to be determined. In addition, MGH has made a claim for increased payments based on the amounts we must pay to MEEI, a claim that we are disputing but that has not been resolved.
On February 11, 2009, the General Hospital Corporation, doing business as MGH, filed a complaint in the Superior Court of the Commonwealth of Massachusetts against QLT Phototherapeutics (Canada), Inc., a prior registered name for QLT. In its complaint, MGH alleges that it entered into a written agreement with us that requires us to pay MGH the same royalties that we pay MEEI on sales of Visudyne. As a result of the MEEI judgment, MGH has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of Massachusetts Chapter 93A, Sections 2 and 11, and unjust enrichment. MGH seeks a declaratory judgment that we are obligated to pay MGH past, present, and future royalties and other compensation based on the same 3.01% of worldwide Visudyne net sales awarded to MEEI, money damages and multiple damages in an amount to be proved at trial, pre-judgment interest, costs and attorneys’ fees as well as any other and further relief that the court deems just and proper. Under the MGH license agreement we pay a 0.5% royalty to MGH based on Visudyne sales in the U.S. and Canada. We intend to vigorously defend against the allegations, in part because our contract with MGH specifically limits any obligation to pay a higher royalty in a circumstance in which we have entered into a license agreement with MEEI at a royalty rate higher than the one agreed to between us and MGH, and it is our position that no such license agreement has been entered into. We believe that our position on the scope of our obligations to MGH is correct, and that, regardless of the outcome of the litigation with MEEI, we will not owe MGH additional payments. However, because this matter is now the subject of litigation, and the outcome of any litigation is uncertain, we can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2008.

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Share Information
Our common stock is traded in Canada on the Toronto Stock Exchange (TSX) under the symbol “QLT” and in the U.S. on The NASDAQ Stock Market (NASDAQ) under the symbol “QLTI”. The following table sets out, for the periods indicated, the high and low closing sales prices of the common shares, as reported by the TSX and the NASDAQ.

	The Toronto Stock Exchange		The NASDAQ Stock Market
	High	Low	High	Low
	(CAD$)	(CAD$)	(U.S.$)	(U.S.$)

2008

Fourth Quarter	$3.54	$2.20	$3.30	$1.80
Third Quarter	4.39	3.30	4.08	3.25
Second Quarter	4.03	3.44	3.95	3.43
First Quarter	4.85	2.32	4.59	2.45

2007

Fourth Quarter	$5.77	$3.46	$5.73	$3.51
Third Quarter	7.89	5.58	7.49	5.41
Second Quarter	9.15	7.35	8.05	6.64
First Quarter	11.50	8.98	9.92	7.78
The last reported sale price of the common shares on the TSX and on the NASDAQ on February 27, 2009 was CAD $2.24 and U.S. $1.70, respectively.
As of February 27, 2009, there were 1,999 registered holders of our common shares, 1,852 of whom were residents of the U.S. Of the total 54,620,328 common shares outstanding, the portion held by registered holders resident in the U.S. was 41,811,355 or 76.55%.

Share Price Performance Graph
The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 30,	Dec. 29,	Dec. 31,
	2003	2004	2005	2006	2007	2008
QLT Total Return	100.00	78.49	30.49	40.29	17.88	11.92
S&P/TSX Composite Index	100.00	112.48	137.12	157.02	168.27	109.33
NASDAQ Biotechnology Index	100.00	98.39	97.90	99.10	88.16	94.65
The graph above assumes CAD$100 invested on December 31, 2003 in common shares of QLT and in each index converted, where applicable, to Canadian dollars at the Bank of Canada close rate in effect on each date. The share price shown above for the common shares is historical and not indicative of future price performance.
The foregoing graph and chart shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.
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
Equity Plans
We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2009 Annual Meeting of Shareholders.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Exchange Controls and Other Limitations Affecting Holders of Common Shares
There is no limitation imposed by Canadian law or the charter or other constituent documents of the Company on the right of non-residents to hold or vote common shares in the Company, other than those imposed by the Investment Canada Act (Canada) (the Investment Act). Generally, speaking, the Investment Act establishes the following two principal procedures for certain investments involving Canadian businesses, as defined by the Investment Act, by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian”, as defined in the Investment Act (a non-Canadian): either the filing of an application for review which, except in certain limited circumstances, must be filed before closing and the non-Canadian cannot complete its investment until the Minister responsible for the Investment Act has determined that the investment is “likely to be of net benefit to Canada”, or the filing of a notice, which must be filed within 30 days after the completion of the investment. A notice is not subject to substantive review and is required for investments that involve either the establishment of a new Canadian business or that involve an acquisition of control of a Canadian business but the prescribed thresholds for review are not exceeded. The Investment Act does not apply to investments in existing Canadian businesses that do not result in an acquisition of control, as defined under the Investment Act.
An investment by a non-Canadian to acquire control of a Canadian business is a reviewable investment where the value of the assets of the Company, based on the Company’s fiscal year immediately preceding the investment, is CAD$5 million or more. Higher limits apply for acquisitions by or from World Trade Organization, or WTO, member country investors, as described below.
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
The Investment Act was amended with the Act to Implement the Agreement Establishing the WTO to provide for special review thresholds for WTO member country investors. Under the Investment Act, an investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of our Company and the value of the assets of our Company was equal to or greater than a specified amount (the Review Threshold), which increases in stages. The Review Threshold was CAD$295 million in 2008, and is CAD$312 million in 2009. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.
On February 6, 2009, the Government tabled the Budget Implementation Act, 2009, (Bill C-10), in Parliament; Part 13 of Bill C-10 proposes substantial amendments to the Investment Act. Among the various amendments proposed by Bill C-10, the Review Threshold would increase to an enterprise value of assets of CAD$600 million (draft regulations describing the manner in which the enterprise value is to be determined have not yet been prescribed) and eventually will reach CAD$1 billion (and beyond) and all investments in Canada, even those that do not amount to an acquisition of control, could be subject to review on grounds of whether they are likely to be injurious to national security. Section 464 of Bill C-10 provides that investments implemented between February 6, 2009 and the day on which Bill C-10 receives royal assent may be subject to review on national security grounds.
See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents — U.S. Federal Income Tax Information.
Item 6. SELECTED FINANCIAL DATA
Annual Financial Data
(Recast due to change in discontinued operations)

	2008(7)(8)(9)
Year Ended December 31,	(10)	2007(4)(5)(6)	2006(4)	2005(3)	2004(1)(2)

(In thousands of U.S. dollars except per share information)

CONSOLIDATED STATEMENT OF OPERATIONS DATA

Total revenues	$124,140	$127,606	$174,136	$225,448	$184,360

Research and development expenses	29,568	38,586	40,958	47,307	47,867
Income (loss) from continuing operations	14,952	(103,326)	(73,058)	(305,017)	(84,951)
Income (loss) before extraordinary gain	134,891	(109,997)	(101,605)	(325,412)	(178,226)

Net income (loss)	134,891	(109,997)	(101,605)	(325,412)	(165,709)
Basic net income (loss) per common share:
Continuing operations	0.20	(1.38)	(0.86)	(3.29)	(1.16)
Discontinued operations	1.61	(0.09)	(0.34)	(0.22)	(1.27)
Extraordinary gain(2)	—	—	—	—	0.17

Net income (loss)	1.81	(1.47)	(1.20)	(3.51)	(2.26)

Diluted net income (loss) per common share:
Continuing operations	0.20	(1.38)	(0.86)	(3.29)	(1.16)
Discontinued operations	1.61	(0.09)	(0.34)	(0.22)	(1.27)
Extraordinary gain(2)	—	—	—	—	0.17

Net income (loss)	1.81	(1.47)	(1.20)	(3.51)	(2.26)

CONSOLIDATED BALANCE SHEET DATA

Cash, cash equivalents and short-term investment securities	$165,395	$126,731	$374,216	$465,615	$379,852
Working capital	259,554	49,582	323,028	514,713	467,815
Total assets	491,758	548,987	639,106	776,494	1,111,312
Convertible debt	—	172,500	172,500	172,500	172,500
Total shareholders’ equity	343,230	219,823	303,214	526,111	856,779

For all years presented there were no cash dividends per common share.
Quarterly Financial Data (11)
(Recast due to change in discontinued operations)
Set out below is selected consolidated financial information for each of the fiscal quarters of 2008 and 2007.

		September 30
Three Months Ended	December 31	(7)(8)(9)(10)	June 30	March 31

(In thousands of U.S. dollars except per share information)

2008

Total revenues	39,010	27,816	30,621	26,694
Gross profit	23,787	16,956	17,692	16,030
Research and development expenses	6,519	6,887	8,114	8,048
Net income (loss) from continuing operations	5,916	20,806	(2,735)	(9,034)
Net income (loss)	5,874	146,926	(7,438)	(10,471)
Basic net income (loss) per common share
Continuing operations	0.08	0.28	(0.04)	(0.12)
Discontinued operations	(0.00)	1.69	(0.06)	(0.02)
Net income (loss)	0.08	1.97	(0.10)	(0.14)
Diluted net income (loss) per common share
Continuing operations	0.08	0.27	(0.04)	(0.12)
Discontinued operations	(0.00)	1.52	(0.06)	(0.02)
Net income (loss)	0.08	1.80	(0.10)	(0.14)

2007(4) (5) (6)

Total revenues	$30,885	$28,658	$35,608	$32,455
Gross profit	16,362	18,746	23,366	23,736
Research and development expenses	11,976	9,233	8,832	8,546
Net (loss) income from continuing operations	(45,027)	2,071	(66,860)	6,490
Net (loss) income	(46,547)	351	(68,667)	4,865
Basic net (loss) income per common share
Continuing operations	(0.60)	0.03	(0.89)	0.09
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.02)
Net (loss) income	(0.62)	0.00	(0.92)	0.06
Diluted net (loss) income per common share
Continuing operations	(0.60)	0.03	(0.89)	0.09
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.02)
Net (loss) income	(0.62)	0.00	(0.92)	0.06

(1)	On November 19, 2004, we completed our acquisition of Atrix Laboratories, Inc. (now QLT USA) for $870 million. The impact of this acquisition on 2004 operations included: total revenues of $5.0 million, a $236.0 million charge for purchased in-process research and development, and amortization of acquired intangibles of $0.9 million.

(2)	On March 31, 2004, we acquired all the outstanding shares of Kinetek Pharmaceuticals, Inc., a privately held biopharmaceutical company based in Vancouver, British Columbia that focused on discovery and development of new targets and therapies, for $2.4 million. The extraordinary gain in fiscal 2004 of $12.5 million resulting from this acquisition related to the estimated fair value of net assets acquired, including the recognition of certain tax assets, in excess of the total consideration paid by us.

(3)	During the fourth quarter of 2005, events and circumstances indicated impairment of goodwill and intangible assets acquired in connection with our acquisition of QLT USA in November 2004. As a result, we recorded a non-

cash charge of $410.5 million to reduce the carrying value of our goodwill to $104.0 million and our intangible assets to $6.9 million.

(4)	On February 9, 2007, QLT USA and Sanofi-aventis entered into a Settlement, Release and Patent License to settle the TAP Litigation, and without admitting liability, QLT USA paid $112.5 million and Sanofi-aventis paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in our results for 2006.

(5)	In July 2007, the District Court entered judgment in the lawsuit brought against us by MEEI in connection with U.S. patent no. 5,789,349. The District Court found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay MEEI 3.01% of past, present and future worldwide Visudyne net sales, plus interest and legal fees. As a result, we recorded a charge of $110.2 million in our results for 2007.

(6)	On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. (now QPD) for aggregate consideration of $42.3 million. The acquired in-process R&D charge of $42.9 million relates to the proprietary ocular punctal plug drug delivery system in development.

(7)	Assets related to Aczone were sold by QLT USA to Allergan in July 2008 for cash consideration of $150.0 million, pursuant to the terms of a purchase agreement executed on June 6, 2008. We recognized a pre-tax gain of $118.2 million related to this transaction within discontinued operations for 2008.

(8)	On August 25, 2008 QLT USA entered into an exclusive license agreement with Reckitt for our Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products. We recognized a pre-tax gain of $16.7 million related to this transaction within discontinued operations for 2008.

(9)	On August 29, 2008, we completed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks for CAD$65.5 million. We recognized a pre-tax gain of $21.7 million related to this transaction in our results for 2008.

(10)	As a result of an evaluation of QLT USA’s prior earnings history, expected future earnings, and gains recorded on the divestiture of Aczone and out-licensing of Atrigel, we concluded that a valuation allowance was no longer required on substantially all of QLT USA’s tax assets. We recognized a reduction of our valuation allowance of $54.7 million within discontinued operations and $4.8 million within continuing operations in the third quarter of 2008.

(11)	The basic and diluted income (loss) per share are determined separately for each quarter. Consequently, the sum of the quarterly amounts may differ from the annual amounts disclosed in the consolidated financial statements as a result of using different weighted average numbers of shares outstanding.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying 2008 consolidated financial statements and notes thereto, which are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	anticipated levels of future sales of our products;

•	Novartis’ ongoing commitment to Visudyne;

•	our continued ability to supply our products to our customers;

•	our expectations regarding Visudyne label changes, reimbursement and sales;

•	our ability to successfully develop our latanoprost punctal plug delivery system (L-PPDS);

•	anticipated future operating results;

•	our expectations as to the outcome of the MEEI and MGH litigation against us and the effect of an adverse judgment on the MGH litigation brought against us;

•	our expectations as to the outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical Industries Ltd. and Takeda Pharma GmbH;

•	our dependency on contract manufacturers and suppliers to manufacture our products at competitive prices and in accordance with FDA and other local and foreign regulatory requirements as well as our product specifications;

•	our ability to execute our strategic corporate restructuring;

•	our expectations regarding future tax liability as a result of changes in estimates of prior years’ tax items and results of tax audits by tax authorities;

•	our expectations regarding our timing and ability to sell assets (specifically Eligard and related assets) at prices acceptable to us or at all;

•	our expectations regarding the amount of annual operating savings we could derive as a result of our corporate restructure;

•	the anticipated timing, cost and progress of the development of our technology (including our punctal plug delivery system and our synthetic retinoid technology) and clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for our products; and

•	the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products in development.
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
Overview
QLT was formed in 1981 under the laws of the Province of British Columbia and is a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the ophthalmology field.
Marketed Products
Our most significant sources of revenue are derived from sales of our Visudyne and Eligard products. Visudyne utilizes photodynamic therapy, or PDT, to treat the eye disease known as wet age related macular degeneration, or wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe. Visudyne is also used for the treatment of subfoveal CNV due to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis or other macular diseases. Visudyne was co-developed by QLT and Novartis, and is manufactured by QLT and sold by Novartis under the terms of a co-development, manufacturing and commercialization agreement with Novartis. Since 2005, Visudyne sales have decreased significantly due to competitive products entering the market. From 2005 to 2008, Visudyne end-user sales fell from $483.8 million to $141.8 million, while our reported revenue derived from these sales fell from $187.2 million to $48.3 million.
Our Eligard line of products, for the treatment of prostate cancer, is marketed through commercial licensees. The Eligard product line includes one, three, four and six month commercial formulations of Atrigel technology combined with leuprolide acetate. Since we acquired Eligard as part of our acquisition of Atrix Laboratories Inc. in November 2004, sales of Eligard have grown steadily each year, from $87.7 million in 2005 to $224.8 million in 2008, in large part due to the launch of the six-month formulation of the product. As a result, our royalty revenue from Eligard, which is a key measure of our profit from this product, grew from $15.8 million in 2005 to $33.6 million in 2008. We are continuing to pursue the sale of QLT USA or its remaining assets, principally the Eligard product line and related assets, but there can be no assurance that such a transaction will be completed. We do not have a firm purchase commitment within one year after being classified as held for sale and have accordingly classified the Eligard business within continuing operations. Previously disclosed quarterly information has been recast to reflect this change in presentation.
Research and Development
We use revenue derived from the sales of Visudyne and Eligard to help fund our R&D programs. In 2008, the majority of our R&D effort was (and for the foreseeable future is expected to continue to be) directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. The first indication we are pursuing for this drug delivery system is for the treatment of glaucoma and ocular hypertension, or OH. We have conducted a Phase II trial to evaluate the safety and efficacy of our Latanoprost Punctal Plug Delivery System, or L-PPDS, for the treatment of open angle glaucoma, or OAG, and OH. In October 2008, we announced results from this trial, which showed that the 62% of patients who completed twelve weeks of the study had a clinically meaningful reduction of 20% in their intraocular pressure, or IOP. We are initiating Phase II trials in patients with OAG or OH to investigate the efficacy and safety of a proprietary punctal plug prototype in conjunction with a dose of Latanoprost that is at least 10 times higher than the lowest dose used in the first Phase II trial. We are trying to improve the percentage of patients who respond to this treatment and to increase the average reduction in IOP in the group of responders. In addition, we have an ongoing non-significant risk study in the U.S. evaluating novel punctal plug designs which is expected to run through 2009.
We are also trying to improve the effectiveness of Visudyne in patients with wet AMD by exploring its use in combination with anti-VEGF drugs. We have initiated one study and Novartis has initiated two studies comparing the safety and efficacy of Visudyne in combination with Lucentis, an anti-VEGF drug. The purpose of the studies is to determine if combination therapy reduces retreatment rates compared with Lucentis monotherapy while maintaining similar vision outcomes and an acceptable safety profile. In December, we announced six month data from the QLT-sponsored study, which showed similar, positive vision outcomes in all treatment groups, though with six month data it is difficult to assess meaningfully the number of retreatments that will be required in each group. Twelve month data from the clinical studies is expected to be announced in 2009.

We are completing a Phase Ia safety study in healthy adults of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The drug is being developed for the potential treatment of Leber’s Congenital Amaurosis, or LCA, an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth.
Litigation
We are involved in litigation that could have a significant negative impact on our financial condition, including patent litigation with MEEI and litigation with MGH. See Item 3 — Legal Proceedings.
Strategic Corporate Restructuring
In January 2008, we initiated a strategic corporate restructuring designed to enhance shareholder value, and to focus our ongoing business primarily on our Visudyne product and our clinical development programs related to our punctal plug delivery technology. In conjunction with the strategic corporate restructuring, we have completed the following initiatives:
•	a reduction in our head count of approximately 115 people (or approximately 45% of our workforce);

•	the sale of the assets related to Aczone to Allergan for $150 million;

•	the execution of an exclusive license agreement with Reckitt for our Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products, pursuant to which we received a $25 million upfront payment and may receive potential milestone payments up to an aggregate of $5 million; and

•	the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks for CAD$65.5 million.
Recent Developments
On December 1, 2008, we announced our decision to proceed with a modified Dutch Auction tender offer to purchase a number of shares of our common stock that would not exceed an aggregate purchase price of $50 million. Under this Dutch Auction tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than $2.20 and not greater than $2.50. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price that we were required to pay to purchase a number of shares of our common stock that did not exceed an aggregate purchase price of $50 million. On January 26, 2009, we accepted for purchase and cancellation 20 million common shares at a price of $2.50 per share, totalling $50 million. Following the completion of the offer, the Company has approximately 54.6 million common shares outstanding.
On January 12, 2009, in our civil suit with MEEI, the Court of Appeals affirmed the judgment of the District Court for the District of Massachusetts in favor of MEEI. On January 26, 2009, we filed a petition for rehearing with respect to the foreign sales portion on the damage award and on February 23, 2009, that petition was denied. We are considering options for further appellate review. Unless the decision is altered on further review, based on worldwide Visudyne net sales through December 31, 2008 of approximately $2.6 billion, we estimate that the amount of damages and interest that we are required to pay MEEI is $113.2 million. The amount of legal fees and post-judgment interest on those legal fees is yet to be determined.
On February 11, 2009, the General Hospital Corporation, doing business as MGH, filed a complaint in the Superior Court of the Commonwealth of Massachusetts against QLT Phototherapeutics (Canada), Inc., a prior registered name for QLT. In its complaint, MGH alleges that it entered into a written agreement with us that requires us to pay MGH the same royalties that we pay MEEI on sales of Visudyne. As a result of the MEEI judgment, MGH has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of Massachusetts Chapter 93A, Sections 2 and 11, and unjust enrichment. MGH seeks a declaratory judgment that we are obligated to pay MGH past, present, and future royalties and other compensation based on the same 3.01% of worldwide Visudyne net sales awarded to MEEI, money damages and multiple damages in an amount to be proved at trial, pre-judgment interest, costs and attorneys’ fees, as well as any other and further relief that the court deems just and proper. We intend to vigorously defend against the allegations, in part because our contract with MGH specifically limits any obligation to pay a higher royalty in a circumstance in which we have entered into a license agreement with MEEI at a royalty rate higher than the one agreed to between us and MGH, and it our position that no such license agreement has been entered into. We believe that our position on the scope of our obligations to MGH is correct, and hence that, regardless of the outcome of the litigation with MEEI, we will not owe MGH additional payments. However, because this matter is now the subject of litigation, and the outcome of any litigation is uncertain, we can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, litigation contingencies, classification of results between continuing and discontinued operations, provisions for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets and assets held for sale, assessment of impairment of goodwill, allocation of goodwill to divested businesses, accruals for contract manufacturing and research and development agreements, the fair value of the mortgage receivable, accruals for compensation costs, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net assets acquisition or purchase business combinations, stock-based compensation, provisions for taxes, accruals for current income taxes receivable, amount of valuation allowance against deferred tax assets, and determination of uncertain tax positions and contingencies. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:
Revenue Recognition
Net Product Revenue
Our net product revenues are derived from sales of Visudyne and Eligard.
With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis we are responsible for Visudyne manufacturing and product supply, and Novartis is responsible for marketing and distribution of Visudyne. Our agreement with Novartis provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis, (2) an amount equal to 50% of Novartis’ net proceeds from Visudyne sales to end customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis’ ability to market and distribute Visudyne to end customers.
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
With respect to Eligard, under the terms of the license agreements with QLT USA’s commercial licensees, we are responsible for Eligard manufacturing and supply and receive from our commercial licensees an agreed upon sales price upon shipment to them. We also earn royalties from certain commercial licensees based upon their sales of Eligard products to end customers. These royalties are included in net royalty revenue. We recognize net revenue from product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our commercial licensees, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our commercial licensees. Our Eligard commercial licensees are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our commercial licensees.
We do not offer rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we do not provide an allowance for rebates, discounts, and returns.
Royalties
We recognize royalties when product is shipped by certain of our commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on net product sales (gross sales less discounts, allowances and other items) and are calculated based on information supplied to us by our commercial licensees.
Licensing and Milestones
We have licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow licensees to sell our proprietary products in a defined territory for a defined period. A milestone payment is a payment made by a licensee to us upon achievement of a pre-determined event, as defined in the applicable license agreement. Fees received for sales based milestones, for which no future performance obligation exists, are recognized as revenue upon receipt. Other non-refundable license fees and milestone payments are initially reported as deferred revenue. They are recognized as revenue over the remaining contractual term of the license agreement or as covered by patent protection, whichever is earlier, using the straight-line method or until the license agreement terminates. No milestone revenue is recognized until we have completed the required milestone-related services as set forth in the license agreement.
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis sells to end customers. Cost of sales related to the production of various Eligard products are charged against earnings in the period of the related product sale to our commercial licensees. Losses on manufacturing purchase commitments are immediately charged to cost of sales. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and various Eligard products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. There are three areas within our inventory costing system that require significant management judgment and estimates: (a) annual production volume, (b) overhead allocation, and (c) provision for non-completion of product inventory. These three areas are described below:
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
(c) We record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs up to $1.4 million, depending on the product and the stage of production.
While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads.

Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. If actual market conditions differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, if there is a decrease in our long-term sales forecast, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional provision for excess or obsolete inventory.
Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, or SFAS 123R, using the modified prospective method. SFAS 123R requires such transactions be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS 123. As stock-based compensation expenses recognized in the statement of income for the current and prior periods were based on awards ultimately expected to vest, they were reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
For the year ended December 31, 2008, stock based compensation of $3.3 million was expensed as follows: $1.1 million to research and development costs, $1.6 million to selling, general and administrative costs, $0.6 million to restructuring and a negligible amount to cost of sales and discontinued operations. The weighted average assumptions used for options granted during 2008 included a volatility factor of 42.1%, a 3.9 year term until exercise, and a 2.9% risk free interest rate.
For the year ended December 31, 2007, stock based compensation of $3.5 million was expensed as follows: $1.9 million to research and development costs, $1.3 million to selling, general and administrative costs, $0.3 million to discontinued operations and a negligible amount to cost of sales and restructuring. The assumptions used for options granted during 2007 included a volatility factor of 37.0%, a 3.3 year term until exercise, and a 4.4% risk free interest rate.
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

Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, results of tax audits by tax authorities, future levels of research and development spending, changes in estimates related to repatriation of undistributed earnings of foreign subsidiaries, changes in financial statement presentation related to discontinued operations, and changes in overall levels of pre-tax earnings. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.
We assess our income tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. There is inherent uncertainty in quantifying income tax positions. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 17 - Income Taxes in “Notes to the Consolidated Financial Statements” in this Report.
Assets Held for Sale and Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of their carrying value or their estimated fair value. We cease to record depreciation or amortization expense at that time. On August 29, 2008 we completed the sale of our land and building associated with our corporate headquarters in Vancouver. Assets relating to Aczone were sold on July 11, 2008, and we entered into an exclusive license agreement for certain Atrigel rights and a related asset purchase agreement on August 25, 2008. We are continuing to pursue the sale of QLT USA or its remaining assets, principally the Eligard product line and related assets, but there can be no assurance that such a transaction will be completed. We do not have a firm purchase commitment within one year after being classified as held for sale and have accordingly classified the Eligard business within continuing operations. Previously disclosed quarterly information has been recast to reflect this change in presentation.
The results of operations, including the gain (loss) on disposal for businesses classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. Additionally, segment information does not include the results of businesses classified as discontinued operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we do not expect any continuing involvement with these businesses following their sales.
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
On February 9, 2007, QLT USA and Sanofi-aventis entered into a Settlement, Release and Patent License to settle the TAP litigation in the United States and, without admitting liability, QLT USA paid $112.5 million and Sanofi-

aventis paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in 2006.
On July 10, 2007, the District Court rendered its decision in the lawsuit brought against QLT by MEEI and entered a final judgment on July 18, 2007. The District Court found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful. As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. We have also accrued, since July 2007, an additional $7.1 million based on 3.01% of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment. Furthermore, we have accrued $8.3 million of interest expense related to interest accruing on the judgment amount subsequent to the July 18, 2007 judgment.
As of December 31, 2008, except for the liability accrued in relation to the MEEI judgment, no other reserve has been established related to legal proceedings.
Long-Lived and Intangible Assets
We depreciate plant and equipment using the straight-line method over their estimated economic lives, which range from 3-5 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.
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
Recently Issued and Recently Adopted Accounting Standards
See Note 3 — Significant Accounting Policies in “Notes to the Consolidated Financial Statements” in this Report, for a discussion of new accounting standards.
COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007
For the year ended December 31, 2008, we recorded net income of $134.9 million, or $1.81 per common share. These results compare to a net loss of $110.0 million, or a net loss of $1.47 per common share, for the year ended December 31, 2007. The following is a detailed discussion and analysis of our results of operations:
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the year ended
	December 31,
(In thousands of U.S. dollars)	2008	2007

Visudyne sales by Novartis	$141,865	$214,857
Less: Marketing and distribution costs(1)	(62,213)	(103,903)
Less: Inventory costs(2)	(11,153)	(17,508)
Less: Royalties to third parties(3)	(3,040)	(4,546)

	$65,459	$88,900

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$32,730	$44,450
Add: Advance on inventory costs from Novartis (4)	7,142	11,332
Add: Royalties reimbursed to QLT(5)	3,090	4,516
Add: Other costs reimbursed to QLT(6)	5,343	7,432

Revenue from Visudyne sales	$48,305	$67,730

Net product revenue from Eligard	37,877	28,127

	$86,182	$95,857

(1)	“Less: Marketing and distribution costs”

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

This represents Novartis’ cost of goods sold related to Visudyne. It includes the cost of bulk Visudyne we ship to Novartis and our provisions for excess or obsolete inventory, losses on manufacturing purchase commitments, plus Novartis’ packaging and labelling costs, freight, custom duties and inventory obsolescence.

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
For the year ended December 31, 2008, revenue from Visudyne declined by $19.4 million, or 29%, to $48.3 million compared to $67.7 million for the year ended December 31, 2007. The decrease was primarily due to a 34% decline in Visudyne sales as a result of decreased end user demand worldwide due to competing therapies. For the year ended December 31, 2008, approximately 32% (2007 — 49%) of total Visudyne sales were in Europe, 26% (2007 — 18%) were in the United States, and 42% (2007 — 34%) were in other markets worldwide. Overall, the ratio of our 50% share of Novartis’ net proceeds from Visudyne sales compared to total worldwide Visudyne sales was 23.1% for the year ended December 31, 2008, up from 20.7% in the prior year.
For the year ended December 31, 2008, net product revenue from Eligard of $37.9 million increased by $9.8 million (or 35%) over the prior year due to increased shipments of Eligard to commercial licensees, which was driven by Eligard’s continued growth in Europe and the U.S.
Royalties
For the year ended December 31, 2008, royalty revenue of $33.6 million was $3.3 million, or 11%, higher compared to the same period in 2007. The increase was due to Eligard’s continued growth in Europe and the U.S., partially offset by a $3.4 million provision for a potential retroactive pricing rebate on certain sales of Eligard from 2004 to 2007.
Costs and Expenses
Cost of Sales
For the year ended December 31, 2008, cost of sales increased 9% to $49.7 million compared to $45.4 million for the same period in 2007. The increase was due to higher shipments of Eligard to our commercial licensees, partially offset by lower sales of Visudyne. Cost of sales related to Eligard increased from $30.1 million to $39.8 million in the year ended December 31, 2008 compared to the same period in 2007. The increase was due to continued growth in Europe and the U.S. Cost of sales related to Visudyne decreased from $15.3 million to $9.9 million in the year ended December 31, 2008 compared to the same period in 2007. The current period cost of sales related to Visudyne includes a $0.9 million charge for a loss on a manufacturing purchase commitment and a $0.9 million charge for an inventory write-down. The prior period cost of sales related to Visudyne includes a charge of $3.1 million related to a reserve against excess inventory. Excluding the above provision for excess inventory, cost of sales related to Visudyne decreased from $12.2 million to $8.1 million due to the decline in Visudyne sales.

Accrued Cost of Sales re: MEEI
On July 18, 2007, the Court entered judgment in relation to the patent litigation with MEEI in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI 3.01% of past, present and future worldwide Visudyne net sales. As a result, in the third quarter of 2007, we began accruing an amount equal to 3.01% of worldwide Visudyne net sales, pursuant to the judgment. See Item 3. Legal Proceedings and Note 22 — Contingencies in the “Notes to the Consolidated Financial Statements” in this Report.
Research and Development
R&D expenditures decreased 23% to $29.6 million for the year ended December 31, 2008 compared to $38.6 million in the same period in 2007. Significant reductions in spending on early stage research projects and reduced overhead expenses were partially offset by higher spending on punctal plug development and Visudyne combination studies.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	inability to design punctal plugs to function as expected,

•	delays or inability to formulate active ingredient in right concentration to deliver effective doses of drug,

•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	changes in the commercial marketplace,

•	difficulties in enrolling patients,

•	delays in study progression, including regulatory delays,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	inability to attract personnel with expertise required by our development program,

•	inability to manufacture sterile supplies necessary for composition of products,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors discussed under Item 1A Risk Factors.
R&D expenditures by therapeutic area were as follows:

(In thousands of U.S. dollars)	2008	2007	2006

Ocular	$26,423	$27,584	$18,539
Dermatology	2,926	9,031	9,045
Urology and Oncology	—	1,831	7,436
Other	219	140	5,938

	$29,568	$38,586	$40,958

     Status of significant products in development is as follows:

Product/Indication	Location(s)	Status

Punctal Plug

Glaucoma and Ocular Hypertension	U.S.	Phase II studies ongoing through 2009.

Visudyne

Product/Indication	Location(s)	Status

Wet AMD	U.S., Canada	Phase II study of Visudyne followed by an anti-VEGF drug (with or without dexamethasone) either as a bi-therapy or triple therapy. Plans to complete Phase II studies in 2010.

QLT091001

Leber’s Congenital Amaurosis (LCA)	Canada	Plans to complete Phase Ia study and commence Phase Ib study in 2009.
Descriptions of significant development programs are as follows:
Punctal Plug Drug Delivery System
Our proprietary punctal plug technology is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. The first indication we are pursuing for this drug delivery system is for the treatment of glaucoma and ocular hypertension. If successful, the punctal plug product, when inserted into the punctum in the eye and retained for the desired treatment duration, will allow for a steady stream of medication to be released into the tear film. Sustained delivery of therapeutics via the punctal plug system could result in stable, sustained topical drug concentrations. Successful development and subsequent regulatory approval of this application of the punctal plug delivery system could potentially replace, in whole or in part, the existing eye drop therapies used for the treatment of glaucoma. Our goal is to develop a punctal plug delivery product that may provide a more effective, convenient and reliable treatment alternative for glaucoma patients that could ultimately improve patient compliance with their medication and the long-term outcomes for their disease.
In March 2008, we initiated a Phase II study to evaluate the Safety and Efficacy of latanoprost Punctum Plug Delivery System (L-PPDS) in Subjects with Open-Angle Glaucoma or Ocular Hypertension, or CORE. In May 2008, we announced results from a limited proof-of-concept study in five patients which demonstrated that QLT’s drug elution technology was effective in controlling IOP and was well-tolerated in patients with glaucoma or ocular hypertension. On October 28, 2008 we released data on safety and efficacy results from the Phase II CORE trial. Sixty-one patients were enrolled in the study and 38 patients completed 12 weeks of follow-up; 23 patients discontinued before the Week-12 visit due to either loss of efficacy/inadequate IOP control (19 patients) or loss of L-PPDS in both eyes (four patients). The mean change in IOP from baseline at 12 weeks among patients who completed the study was -5.4 mmHg, -4.8 mmHg and -4.9 mmHg for the low, medium, and high concentrations of latanoprost respectively. This represents a clinically meaningful reduction of 20% from baseline at the 12-week time point in those patients. There was no dose response relationship observed within the dose range tested in the trial. The L-PPDS was well-tolerated during the course of treatment.
We are initiating additional Phase II studies in the U.S. investigating various treatment parameters in patients with open angle glaucoma or ocular hypertension to evaluate the efficacy and safety of a proprietary punctal plug prototype in conjunction with a dose of Latanoprost that is at least 10 times higher than the lowest dose used in the CORE study. The results of these studies are expected in 2009. In addition, we have an ongoing non-significant risk study in the U.S. evaluating novel punctal plug designs which is expected to run through 2009.
Expansion of Visudyne Therapy
We are continuing efforts to improve the effectiveness of Visudyne therapy by exploring combination therapies and the effect of lower light doses, for example, through reduced rate of fluence administered during the PDT process.
In view of the importance of understanding the clinical significance of the use of Visudyne in combination with other therapies for the treatment of wet AMD, Novartis and QLT have each initiated studies comparing the safety and efficacy of Visudyne in combination with an anti-VEGF drug either as bi-therapy (Visudyne, plus an anti-VEGF) or triple therapy (Visudyne, plus an anti-VEGF and a steroid). These studies include the North American studies RADICAL and DENALI, and the European study MONTBLANC. RADICAL is sponsored by QLT, while the DENALI and MONTBLANC studies are sponsored by Novartis. The enrolment for these studies was completed in 2008 and one-year results are expected in 2009.
In addition, we are supporting certain investigator-sponsored studies which are evaluating different combinations of Visudyne with anti-VEGF drugs. Some of these studies are also investigating the potential benefit of reduced fluence, or low light levels, on the efficacy and safety of Visudyne. Furthermore, we are maintaining two patient registries to consolidate and study retrospective data obtained by retina specialists who have already used Visudyne as part of bi- or triple therapy.
On December 16, 2008, we announced six-month results from an interim analysis for the Phase II RADICAL study. The RADICAL study is a Phase II, multicenter, randomized, single-masked study comparing reduced-fluence Visudyne-Lucentis® combination therapies (with or without dexamethasone) with Lucentis monotherapy in 162 subjects with CNV secondary to AMD. The independent Data and Safety Monitoring Committee confirmed that there were no safety concerns at that time and recommended that the trial continue as planned. During this six-month interim period, mean visual acuity, or VA, in each group increased from baseline and that increase appears to have been similar between groups. The mean cumulative treatments were lower in the combination groups than in the Lucentis monotherapy group; however, it is too early to draw conclusions about comparative treatment frequencies, because this is influenced by the mandatory retreatments at month one and two in the Lucentis monotherapy group. The primary endpoint results at 12 months are expected in the first half of 2009.
QLT091001
On October 9, 2008, we announced that we initiated a Phase Ia safety study in healthy adults of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The drug is being developed under a Co-Development Agreement with Retinagenix LLC for the potential treatment of Leber’s Congenital Amaurosis, an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth. Phase Ia data is expected to be reported in the first half of 2009. Under the terms of the agreement, we are responsible for developing and commercializing the products for use in ocular and all other human diseases. Retinagenix will participate in research in support of the co-development collaboration and is eligible to receive certain payments upon achievement of certain development, approval and sales milestones as well as a royalty on net sales.
Selling, General and Administrative Expenses
For the year ended December 31, 2008, Selling, General and Administration, or SG&A, expenses decreased 16% to $21.7 million compared to $25.8 million for the same period in 2007. The decrease was primarily due to cost savings from restructuring and decreased spending on Visudyne support.
Litigation
In May 2008, we received the arbitrator’s decision in relation to our dispute with Biolitec over the Distribution, Supply and Service Agreement between QLT Therapeutics, Inc. and Biolitec. As a result, in 2008, we paid $0.9 million to Biolitec and recorded a charge of the same amount.
In July 2007, the District Court entered a judgment in the lawsuit brought against us by MEEI in connection with the ‘349 patent. The District Court found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay MEEI 3.01% of past, present and future worldwide Visudyne net sales. The District Court also awarded interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable from April 24, 2000. The District Court further awarded MEEI its legal fees in an amount of $14.1 million, to which a reduction of $3.0 million previously agreed to by MEEI will be applied. As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount.
In order to stay the execution and enforcement of the judgment pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the District Court. To obtain the appeal bond, we were required to deposit cash, as security, to the bonding company in the full amount of the appeal bond, which was included in restricted cash on our Consolidated Balance Sheet as at December 31, 2007. Accrued interest income of $5.8 million on the cash deposit of $118.8 million has also been included in restricted cash as at December 31, 2008.
On January 12, 2009, the Court of Appeals affirmed the judgment of the District Court. The Court of Appeals upheld the liability and damages aspects of the 2007 judgment of the District Court in which QLT was found liable under Massachusetts state law for unfair trade practices and ordered to pay to MEEI damages equal to 3.01% on past, present and future worldwide Visudyne net sales, plus interest and certain legal fees. The Court of Appeals remanded the legal fees aspect of the judgment to the District Court for further consideration. On January 26, 2009, we filed a petition for panel rehearing and rehearing en banc by the Court of Appeals. That petition was denied on February 23, 2009. We are considering our options for further appellate review.

Unless the decision is altered on further review, based on worldwide Visudyne net sales through December 31, 2008 of approximately $2.6 billion, we estimate that the amount of damages and interest that we are required to pay MEEI is approximately $113.2 million. The amount of legal fees and post-judgment interest on those legal fees is yet to be determined.
MGH had previously advised us that it believes that it is entitled to be paid the same royalties or other compensation as MEEI, and we disagreed. On February 11, 2009, MGH filed against us in Massachusetts state court, alleging that it entered into a written agreement with QLT to pay MGH the same royalties that it pays MEEI on sales of Visudyne.
On February 9, 2007, QLT USA and Sanofi-aventis entered into a Settlement, Release and Patent License to settle the TAP Litigation, and without admitting liability, QLT USA paid $112.5 million and Sanofi-aventis paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in our 2006 results.
Gain on Sale of Long-Lived Asset
On August 29, 2008, we completed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks for CAD$65.5 million. We recognized a gain of $21.7 million related to this transaction. The assets sold included $25.0 million of building, $6.7 million of land, and $4.9 million of equipment. In connection with the sale of the land and building, we recorded a write-down of other equipment in the amount of $2.7 million.
In-process Research and Development
On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. (now QPD) for a cash payment of $41.4 million on closing and future contingent consideration in the nature of milestone payments and royalties on net sales of products. The milestone payments consist of a one-time $5.0 million payment upon the initiation of a phase III clinical trial for the first product, $20.0 million on first commercialization of each of the first two products using the proprietary technology, and $15.0 million on first commercialization of each subsequent product. The aggregate consideration for the acquisition of ForSight Newco II was $42.3 million, which included acquisition related expenditures of $0.9 million. ForSight Newco II owns certain patent applications with respect to its proprietary ocular punctal plug drug delivery system. ForSight Newco II was created by ForSight Labs, LLC in December 2006 as a spin-out for their punctal plug drug delivery system. ForSight Labs, LLC is an ophthalmic technology incubator established in 2005 with a focus on developing ophthalmic innovation. (ForSight Newco II, Inc.’s name was changed to QPD on the date of acquisition.)
The acquired in-process R&D, or IPR&D, relates to the proprietary ocular punctal plug drug delivery system. As of the acquisition date, the punctal plug drug delivery system had not reached technological feasibility and required a substantial amount of time and costs to complete. Prior to commercialization, approvals from the FDA and other regulatory agencies are required. Accordingly, we allocated to IPR&D and charged to expense $42.9 million representing the portion of the purchase price attributable to the punctal plug drug delivery system. We calculated the charge to IPR&D by determining the fair value of the punctal plug drug delivery system using the income approach. Under the income approach, expected future after-tax cash flows are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, product sales cycles, and the estimated life of the product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenues to determine estimated after-tax cash flows. These projected future cash flows were further adjusted for risks inherent in the development life cycle. These forecasted cash flows were then discounted based on our estimated weighted average cost of capital.
We recorded the acquisition of ForSight Newco II as a purchase of net assets in accordance with SFAS No. 141, Business Combinations, which referenced the criteria in EITF 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business for evaluating whether a business or assets have been received in a transaction. See Note 8 — Acquisition of ForSight Newco II, Inc. in “Notes to the Consolidated Financial Statements” in this Report.
Restructuring Charge
In January 2008, we restructured our operations in order to concentrate our resources on Visudyne, and on our clinical development programs related to our proprietary punctal plug delivery technology and our PDT dermatology technology (Lemuteporfin). We have provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $10.2 million of restructuring charges during the year ended December 31, 2008, which include contract termination costs and property, plant and equipment impairment charges of approximately $1.8 million. We expect to record additional restructuring charges of $0.2 - $0.4 million in 2009 related to severance, termination benefits and other costs as we complete final activities associated with this restructuring. We anticipate paying most amounts by March 31, 2009. Annual operating savings as a result of this restructuring are expected to be approximately $11.0 million.
For the year ended December 31, 2007, restructuring charges of $0.9 million represent the remaining effects of the restructurings that occurred in 2005 and 2006.
Investment and Other Income
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains (losses) comprise gains (losses) from the impact of foreign exchange fluctuations on our cash and cash equivalents, short-term investments, restricted cash, derivative financial instruments, foreign currency receivables, foreign currency payables and, prior to its redemption in September 2008, U.S. dollar denominated convertible debt. See “Liquidity and Capital Resources — Interest and Foreign Exchange Rates.”
Details of our net foreign exchange gains (losses) were as follows:

	For the year ended December 31,
(In thousands of U.S. dollars)	2008	2007

Cash and cash equivalents, and short-term investments	$6,150	$(26,963)
Restricted cash	23,921	(5,993)
U.S. dollar convertible debt	(11,558)	26,631
Foreign exchange contracts	8,968	3,172
Litigation charge – MEEI judgment	(23,542)	7,414
Foreign currency receivables and payables	(3,296)	(6,004)

Net foreign exchange gains (losses)	$643	$(1,743)

Interest Income
For the year ended December 31, 2008, interest income decreased 49% to $7.2 million compared to $14.3 million for the same period in 2007. The decrease was a result of lower interest rates combined with a lower average cash balance in 2008, as a result of the cash expended in our acquisition of ForSight Newco II (now QPD) in October 2007, the Eligard patent litigation settlement payment in February 2007 in connection with the TAP litigation and redemption of our convertible senior notes in September 2008, partially offset by the proceeds received from asset divestments.
Interest Expense
For the year ended December 31, 2008, $10.3 million of interest expense comprised $3.7 million of interest accrued on the convertible senior notes, $0.8 million of amortization of deferred financing expenses related to the placement of these notes and $5.8 million of interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award. On September 15, 2008, we completed the redemption of all of our convertible senior notes for 100% of the principal amount, plus accrued and unpaid interest. For the year ended December 31, 2007, $9.0 million of interest expense comprised $5.2 million of interest accrued on the convertible senior notes, $1.3 million of amortization of deferred financing expenses related to the placement of these notes and beginning in the third quarter of 2007, $2.5 million of interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award currently pending appeal. Prior to the judgment being entered in the third quarter of 2007, our interest expense was entirely related to our convertible debt.

Other Gains
For the year ended December 31, 2007, other gains of $4.8 million comprised primarily the $3.0 million proceeds from the sale of the U.S. rights to our BEMA technology and $1.0 million related to the final payment from the sale in 2006 of the non-U.S. rights of our BEMA technology.
Income (loss) from Discontinued Operations
Income from discontinued operations for the year ended December 31, 2008 was $119.9 million compared to a loss of $6.7 million in the same period in 2007. The increase was primarily due to pre-tax gains of $134.9 million on sale of discontinued operations, or $63.3 million net of applicable income tax expense (but before application of loss carryforwards), and tax benefit recognition of $54.7 million related to tax assets (which include operating loss carryforwards and research and development credit carryforwards) for which we previously applied a valuation allowance.
On July 11, 2008 we completed the sale of the assets related to Aczone to Allergan for cash consideration of $150.0 million. We recognized a pre-tax gain of $118.2 million related to this transaction, or $55.2 million net of applicable income tax expense (but before application of loss carryforwards). The assets sold included worldwide rights to Aczone, related inventory of $1.4 million and $27.8 million of goodwill allocated in accordance with SFAS 142. Aczone had a nil book value as it was recorded as in-process R&D upon the acquisition of Atrix in 2004.
On August 25, 2008, we entered into an exclusive license agreement with Reckitt for our Atrigel sustained-release drug delivery technology, except for certain rights being retained by QLT USA and its prior licensees, including rights retained for use with our Eligard products. Under the terms of the license agreement and related asset purchase agreement, we received an aggregate upfront cash payment of $25.0 million and may receive potential milestone payments of up to $5.0 million based on the successful development of two Atrigel-formulated products. As part of the transaction, Reckitt acquired 18 employees from QLT USA and took over most of our leased corporate facility located in Fort Collins, Colorado. We recognized a pre-tax gain of $16.7 million related to this transaction, or $8.6 million net of applicable income tax expense (but before application of loss carryforwards). The assets sold include equipment of $2.4 million, $4.6 million of goodwill allocated in accordance with SFAS 142 and a license for certain Atrigel rights with a nil book value.
The divestiture of the above assets is consistent with our strategic restructuring, announced in January 2008, to concentrate our resources on Visudyne and on our clinical development programs related to our punctal plug delivery technology. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Aczone and Atrigel products were accounted for as discontinued operations. Accordingly, the results of operations, including the gain on disposal for businesses classified as held for sale, related to these products were excluded from continuing operations and reported as discontinued operations for the current and prior periods. Although we have continued to pursue the sale of QLT USA, or its remaining assets, principally the Eligard product line and related assets, we do not have a firm purchase commitment within one year after being classified as held for sale and have accordingly classified the Eligard business within continuing operations. Previously disclosed quarterly information has been recast to reflect this change in presentation.
Income Taxes
The provision for income taxes was $9.5 million for the year ended December 31, 2008, compared to a recovery for income taxes of $32.6 million in 2007. The provision for income taxes for 2008 was largely the result of our Canadian and U.S. operations being profitable. The recovery of income taxes for 2007 was largely the result of the litigation charge related to the MEEI judgment.
The net 2008 deferred tax asset of $40.1 million was largely the result of loss carryforwards, research and development credits as well as other temporary differences.

As of December 31, 2008, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 17 — Income Taxes in “Notes to the Consolidated Financial Statements” in this Report.
COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006
For the year ended December 31, 2007, we recorded a net loss of $110.0 million, or $1.47 per common share. These results compare to a net loss of $101.6 million, or $1.20 per common share, for the year ended December 31, 2006. The following is a detailed discussion and analysis of our results of operations:
Revenues
Net Product Revenue
     Net product revenue was determined as follows:

	For the year ended
	December 31,
(In thousands of U.S. dollars)	2007	2006

Visudyne sales by Novartis	$214,857	$353,759
Less: Marketing and distribution costs(1)	(103,903)	(132,669)
Less: Inventory costs(2)	(17,508)	(18,275)
Less: Royalties to third parties(3)	(4,546)	(7,545)

	$88,900	$195,270

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$44,450	$97,635
Add: Advance on inventory costs from Novartis (4)	11,332	15,063
Add: Royalties reimbursed to QLT(5)	4,516	7,622
Add: Other costs reimbursed to QLT(6)	7,432	9,046

Revenue from Visudyne sales	$67,730	$129,366

Net product revenue from Eligard	28,127	22,493

	$95,857	$151,859

(1)	“Less: Marketing and distribution costs”

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
For the year ended December 31, 2007, revenue from Visudyne declined by $61.6 million, or 48%, to $67.7 million compared to $129.4 million for the year ended December 31, 2006. The decrease was primarily due to a 39% decline in Visudyne sales as a result of decreased end user demand worldwide due to competing therapies. For the year ended December 31, 2007, approximately 49% (2006 — 52%) of total Visudyne sales were in Europe, 18% (2006 — 20%) were in the United States, and 34% (2006 — 28%) were in other markets worldwide. Overall, the ratio of our 50% share of Novartis’ net proceeds from Visudyne sales compared to total worldwide Visudyne sales was 20.7% for the year ended December 31, 2007, down from 27.6% in the prior year.
For the year ended December 31, 2007, net product revenue from Eligard of $28.1 million increased by $5.6 million (or 25%) over the prior year due to increased shipments of Eligard to commercial licensees, which was driven by Eligard’s continued growth in Europe and the U.S.
Royalties
For the year ended December 31, 2007, royalty revenue of $30.4 million was $9.3 million, or 44%, higher compared to the same period in 2006. The increase was due to Eligard’s continued growth in Europe and the U.S.
Costs and Expenses
Cost of Sales
For the year ended December 31, 2007, cost of sales increased 8% to $45.4 million compared to $42.2 million for the same period in 2006. The increase was due to higher shipments of Eligard to our commercial licensees and a Visudyne inventory obsolescence charge of $3.1 million, partially offset by lower sales of Visudyne.
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

Accrued Cost of Sales re: MEEI
On July 18, 2007, the Court entered judgment in relation to the patent litigation with MEEI in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay to MEEI 3.01% of past, present and future worldwide Visudyne net sales. As a result, in the third quarter of 2007, we began accruing an amount equal to 3.01% of worldwide Visudyne net sales, pursuant to the judgment. See Item 3. Legal Proceedings and Note 22 — Contingencies in the “Notes to the Consolidated Financial Statements” in this Report.
Research and Development
Research and development, or R&D, expenditures decreased 6% to $38.6 million for the year ended December 31, 2007 compared to $41.0 million in the same period in 2006. The decrease was primarily due the prior year including a $1.9 million in-licensing fee, whereas there were no in-licensing fees in 2007.
Selling, General and Administrative Expenses
For the year ended December 31, 2007, SG&A expenses decreased 37.7% to $25.8 million compared to $41.4 million for the same period in 2006. The decrease was primarily due to lower legal fees as a result of the TAP litigation settlement and completion of the MEEI trial at the district court level. This was partly offset by increased Visudyne support costs.
Litigation
In July 2007, the District Court entered judgment in the lawsuit brought against us by MEEI in connection with the ‘349 patent. The District Court found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay MEEI 3.01% of past, present and future worldwide Visudyne net sales. The District Court also awarded interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable, from April 24, 2000. The District Court further awarded MEEI its legal fees in an amount of $14.1 million, to which would be applied a reduction of $3 million previously agreed to by MEEI. As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount.
On February 9, 2007, QLT USA and Sanofi-aventis entered into a Settlement, Release and Patent License to settle the TAP Litigation, and without admitting liability, QLT USA paid $112.5 million and Sanofi-aventis paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in 2006.
In-process Research and Development
On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. for a cash payment of $41.4 million on closing and future contingent consideration in the nature of milestone payments and royalties on net sales of products. The milestone payments consist of a one-time $5.0 million payment upon the initiation of a phase III clinical trial for the first product, $20.0 million on first commercialization of each of the first two products using the proprietary technology, and $15.0 million on first commercialization of each subsequent product. The aggregate consideration for the acquisition of ForSight Newco II was $42.3 million, which included acquisition related expenditures of $0.9 million. ForSight Newco II owns certain patent applications with respect to its proprietary ocular punctal plug drug delivery system. ForSight Newco II was created by ForSight Labs, LLC in December 2006 as a spin-out for their punctal plug drug delivery system. ForSight Labs, LLC is an ophthalmic technology incubator established in 2005 with a focus on developing ophthalmic innovation. ForSight Newco II, Inc.’s name was changed to QLT Plug Delivery, Inc. on the date of acquisition.
The acquired IPR&D relates to the proprietary ocular punctal plug drug delivery system. As of the acquisition date, the punctal plug drug delivery system had not reached technological feasibility and will require a substantial amount of time and costs to complete. Prior to commercialization, approvals from the FDA and other regulatory agencies are required. Accordingly, we allocated to IPR&D and charged to expense $42.9 million representing the portion of the purchase price attributable to the punctal plug drug delivery system. We calculated the charge to IPR&D by determining the fair value of the punctal plug drug delivery system using the income approach. Under the income approach, expected future after-tax cash flows are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, product sales cycles, and the estimated life of the product’s underlying technology. Estimated operating expenses, and income taxes were deducted from estimated revenues to determine estimated after-tax cash flows. These projected future cash flows were further adjusted for risks inherent in the development life cycle. These forecasted cash flows were then discounted based on our estimated weighted average cost of capital.
We recorded the acquisition of ForSight Newco II as a purchase of net assets in accordance with SFAS 141, Business Combinations, which referenced the criteria in EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business for evaluating whether a business or assets have been received in a transaction. See Note 8 — Acquisition of ForSight Newco II, Inc. in the “Notes to the Consolidated Financial Statements” in this Report.
Restructuring Charge
For the year ended December 31, 2007, restructuring expenses decreased to $0.9 million compared to $2.8 million for the same period in 2006. Restructuring charge represents the remaining effects of the restructurings we initiated in the fourth quarters of 2005 and 2006.
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
Details of our net foreign exchange losses were as follows:

	For the year ended
	December 31,
(In thousands of U.S. dollars)	2007	2006

Cash and cash equivalents, restricted cash and short-term investments	$(32,956)	$733
U.S. dollar convertible debt	26,631	(562)
Foreign exchange contracts	3,172	(4,606)
Foreign currency receivables and payables	1,410	729

Net foreign exchange losses	$(1,743)	$(3,706)

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
Other Gains
For the year ended December 31, 2007, other gains of $4.8 million comprised primarily the $3.0 million proceeds from the sale of the U.S. rights to our BEMA technology and $1.0 million related to the final payment from the sale in 2006 of the non-U.S. rights of our BEMA technology.

For the year ended December 31, 2006, other income of $2.8 million represents the initial payment of $1.0 million related to the sale of the non-U.S. rights of our BEMA technology in August 2006 plus the final milestone payment of $2.2 million from Axcan Pharma, Inc. related to the sale of our Photofrin business in 2000.
Income (Loss) from Discontinued Operations
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in the first quarter of 2008 in order to concentrate our resources on Visudyne and on our clinical development programs related to our punctal plug delivery technology. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Aczone and Atrigel products were accounted for as discontinued operations. Accordingly, the results of operations and the gain on disposal of businesses related to these products were excluded from continuing operations and reported as discontinued operations for the current and prior periods.
In December 2006, QLT USA completed the sale of its generic dermatology and dental businesses and related manufacturing facility located in Fort Collins, Colorado to Tolmar. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations and the loss on disposal related to the generic dermatology and dental business have been excluded from continuing operations and reported as discontinued operations.
Income Taxes
The recovery of income taxes was $32.6 million for the year ended December 31, 2007, compared to a provision for income taxes of $15.1 million in 2006. The recovery of income taxes for 2007 was largely the result of the litigation charge related to the MEEI judgment. The provision for income taxes for 2006 was largely the result of our Canadian operations being profitable.
The net 2007 deferred tax asset of $26.4 million was largely the result of capital loss carryforwards, provincial tax credits, research and development credits as well as other temporary differences. The net deferred tax liability of $11.3 million was largely a result of unrealized foreign exchange gains on our convertible debt.
As of December 31, 2007, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 17 — Income Taxes in “Notes to the Consolidated Financial Statements” in this Report.
LIQUIDITY AND CAPITAL RESOURCES
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sale of non-core assets, and interest income.
The primary drivers of our operating cash flows during the year ended December 31, 2008 were cash payments related to the following: restructuring expenses, R&D activities, SG&A expenses, raw material purchases, manufacturing costs related to the production of Eligard, tax installments, and interest expense related to our convertible notes, offset by cash receipts from product revenues, royalties, interest income and release of a holdback from escrow related to the sale of our generic dermatology and dental businesses in December 2006.
For the year ended December 31, 2008, we used $9.1 million of cash in operations as compared to $175.6 million for the same period in 2007. The $166.6 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from the deposit of cash of $118.8 million as security for the appeal bond in 2007;

•	A positive cash flow variance from the TAP litigation payment of $112.5 million in 2007;

•	A positive cash flow variance from lower operating and inventory related expenditures of $36.1 million;

•	A positive cash flow variance from higher foreign exchange gains of $6.8 million;

•	A negative cash flow variance from lower investment and other income of $7.5 million;

•	A negative cash flow variance from higher restructuring costs of $3.8 million;

•	A negative cash flow variance from tax installments of $13.8 million;

•	A negative cash flow variance from lower cash receipts from product sales, royalties and milestones of $23.7 million; and

•	A negative cash flow variance from the sale of trading securities of $58.4 million in 2007.
For the year ended December 31, 2008, the disposal of discontinued operations of $171.2 million, the disposal of long-lived assets, net of second mortgage vendor financing of $49.8 million and a decrease in restricted cash of $2.3 million accounted for the most significant cash flows provided by investing activities offset by capital expenditures of $0.4 million.
For the year ended December 31, 2008, redemption of convertible senior notes of $172.5 million accounted for cash flows used in financing activities.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2008, we had $165.4 million in cash and cash equivalents. Approximately $135.8 million, or 82%, of the cash and cash equivalents was held in two U.S. Government money market funds that have maintained their net asset values and applied for coverage under the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds (Guarantee Program). The remaining balance was held in cash. Since our cash and cash equivalents are all held in money market funds and cash, changes in market interest rates do not impact the fair value of our cash and cash equivalents.
During the third quarter of 2007, we entered into an agreement with a bonding company, Westchester Fire Insurance Company, a subsidiary of ACE Limited, to provide an appeal bond in the amount of $118.8 million in order to stay the execution and enforcement of the judgment related to the patent litigation with MEEI pending appeal. To obtain the bond, we provided cash as security to the bonding company in the full amount of the bond. The related $124.6 million restricted cash balance at December 31, 2008 is exposed to a money market fund that has also maintained its net asset value and applied for coverage under the Guarantee Program.
To offset the foreign exchange impact of our U.S. dollar-denominated liabilities, we held approximately the equivalent amount in U.S. dollar-denominated cash, restricted cash, cash equivalents, accounts receivables and foreign currency contracts such that if the U.S. dollar were to increase in value by 10% against the Canadian dollar, the increase in the fair value of our U.S. dollar denominated liabilities would be mostly offset by the increase in fair value of our U.S. dollar-denominated cash, restricted cash, cash equivalents, accounts receivables and foreign currency contracts, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains or losses in operations. The Canadian dollar is the functional currency of QLT Inc., while the U.S. dollar is our reporting currency. Since QLT Inc. holds a portion of its cash and cash equivalents in its functional currency, the Canadian dollar, we are subject to translation gains and losses. These translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our U.S. dollar-denominated liabilities. The net unrealized gains in respect of such foreign currency contracts for the three months ended December 31, 2008 was $3.7 million, and was included as part of the net foreign exchange gains (losses) in our results of operations.
At December 31, 2008, we had an outstanding forward foreign currency contract as noted below.

	Maturity Period	Quantity (millions)	Price

Canadian / U.S. dollar forward contract to buy USD	2009	USD 28.0	1.0661 per USD

Contractual Obligations
In August 2003, we issued $172.5 million aggregate principal amount of convertible senior notes due in 2023. On September 15, 2008, we completed the redemption of the $172.5 million outstanding principal amount at 100% of the principal amount, plus accrued and unpaid interest.
In the normal course of business, we enter into product supply agreements with contract manufacturers that contain commitments which expire at various dates through 2010 as well as other purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office space and office equipment. The minimum annual commitments related to these agreements are as follows:

(in thousands of U.S. dollars)	Payments due by period

Contractual Obligations(1),(2)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases (3)	4,742	1,089	2,133	1,520	—
Purchase Obligations (4)	10,607	7,360	2,181	1,066	—

Total	$15,349	$8,449	$4,314	$2,586	$—

(1)	Upon the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, we recorded long-term uncertain tax liabilities of $1.8 million. FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. At December 31, 2008, we have approximately $2.0 million of long-term liabilities associated with uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of future payments, if any, due to uncertainties in the timing of future outcomes of tax audits that may arise. As a result, uncertain tax liabilities are not included in the table above.

(2)	At December 31, 2008, we have an accrued liability of $125.1 million related to the MEEI judgment. See Item 3. Legal Proceedings and Note 22 — Contingencies in “Notes to the Consolidated Financial Statements” in this Report. At this time, we are unable to make a reasonably reliable estimate of the timing of future payments, if any, due to the uncertainty of future outcome of appellate review. As a result, payment related to the above legal matter is not included in the table above.

(3)	In conjunction with the sale of our land and building, we entered into a five-year operating lease with Discovery Parks for office and laboratory space. Operating leases comprise our long-term leases of office space, photocopiers, and postage meters.

(4)	Purchase obligations comprise minimum purchase requirements of our product supply agreements with contract manufacturers ($6.4 million) and other outstanding purchase commitments related to the normal course of business ($4.2 million).
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
Except as described above and the contractual arrangements described in the Contractual Obligations section, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

General
Our cash resources and working capital, cash flow from operations, and other available financing resources will be utilized to fund current product development programs, operating requirements and liability requirements. In accordance with the strategic initiatives announced by our Board of Directors in January 2008, involving the sale of assets to generate additional capital, on July 14, 2008 we announced the completion of the sale of the Aczone assets to Allergan for cash consideration of $150.0 million. On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt for its Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products. Under the terms of the license agreement and related asset purchase agreement, we received an aggregate upfront payment of $25.0 million and may receive potential milestone payments of up to $5.0 million based on the successful development of two Atrigel-formulated products. On August 29, 2008, we completed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks for CAD$65.5 million. In conjunction with the sale, we entered into a five-year lease with Discovery Parks for approximately 30% percent of the facility and provided two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12 million.
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
On August 1, 2007, in order to stay the execution and enforcement of the judgment in the MEEI litigation pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which was the amount of the judgment plus 10%), as required by the Court. To obtain the appeal bond, QLT was required to provide cash, as security, to the bonding company, Westchester Fire Insurance Company, a subsidiary of ACE Limited, in the full amount of the appeal bond. This amount is included in restricted cash on our Condensed Consolidated Balance Sheet at December 31, 2008. We may provide additional cash security in the amount of the damages accrued and accruing under the judgment. These amounts will be included as restricted cash on our Condensed Consolidated Balance Sheets if and when we deposit the additional security.
Global Market and Economic Conditions
Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the year ended December 31, 2008. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. and other economies. Added concerns fuelled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided loan to American International Group Inc. and other federal government interventions in the U.S. credit markets lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to volatility of unprecedented levels.
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our commercial licensees or customers. If these market conditions continue, they may limit our ability, and the ability of our commercial licensees or customers to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

CERTAIN CANADIAN AND U.S. FEDERAL INCOME TAX INFORMATION FOR U.S. RESIDENTS
The following is a summary of certain Canadian and U.S. federal income tax considerations applicable to holders of common shares of the Company. These tax considerations are stated in brief and general terms and are based on Canadian and U.S. law currently in effect. There are other potentially significant Canadian and U.S. federal income tax considerations and provincial, state and local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein. The tax considerations relative to ownership and disposition of the common shares may vary from shareholder to shareholder depending on the shareholder’s particular status. Accordingly, shareholders and prospective shareholders are encouraged to consult with their tax advisors regarding tax considerations, which may apply to the particular situation.
Canadian Federal Tax Information
Dividends paid on the common shares held by non-residents of Canada will generally be subject to Canadian withholding tax at the rate of 25%. The Canada-U.S. Income Tax Convention (1980) (the Convention) provides that the withholding rate on dividends paid to U.S. residents who qualify for benefit of the Convention on the common shares is generally 15%.
Gains on sales or other dispositions of the common shares of the Company by a U.S. resident generally are not subject to Canadian income tax, unless the shareholder realizes the gains in connection with a business carried on in Canada with respect to such shares or if at anytime during the 60 month period prior to the disposition, such U.S. resident, either alone or together with persons with whom the U.S. resident does not deal at arm’s length, owns 25% or more of the issued shares of any class of the capital stock of the Company. A gain realized upon the disposition of the common shares by a U.S. resident that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention.
Where the common shares are disposed of by way of an acquisition of such common shares by the Company, other than a purchase in the open market in the manner in which common shares normally would be purchased by any member of the public in the open market, the amount paid by the Company in excess of the paid-up capital of such common shares will be treated as a dividend and will be subject to non-resident withholding tax as described above.
U.S. Federal Income Tax Information
Special U.S. federal income tax rules apply to “U.S. Holders” (as defined below) of stock of a “passive foreign investment company” (a PFIC). As previously disclosed, the Company believes, but cannot offer any assurance, that it was classified as a PFIC for one or more taxable years prior to 2000, and that it was not a PFIC during any of the taxable years from the taxable year ending December 31, 2000 through the taxable year ending December 31, 2007. The Company further believes that it was a PFIC for the taxable year ending December 31, 2008, which significantly impacts the U.S. federal income tax consequences to U.S. Holders. The Company is uncertain regarding its potential PFIC status for the taxable year ending December 31, 2009. The Company’s actual PFIC status for a given taxable year will not be determinable until the close of such year and, accordingly, no assurances can be given regarding the Company’s PFIC status in 2009 or any future year. See further discussion of the PFIC rules below. In addition, the following assumes that the common shares are held as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended (the “Code”).
This summary is of a general nature only and is not intended for non-U.S. Holders. Furthermore, it is not intended to constitute, and should not be construed to constitute, legal or tax advice to any particular U.S. Holder. U.S. Holders are urged to consult their own tax advisors as to the tax consequences in their particular circumstances.
     U.S. Holders
A “U.S. Holder” is a holder of the Company’s common shares that is (i) an individual who is a citizen or resident of the United States for U.S. federal income tax purposes; (ii) a corporation (or other entity taxed as a corporation for U.S. federal income tax purposes) created or organized under the laws of the United States, any U.S. state or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of the income’s source; or (iv) a trust (a) if a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, as defined under Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended (the Code), have authority to control all of the trust’s substantial decisions; or (b) that was in existence on August 20, 1996, was treated as a U.S. person under the Code on the previous day and has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

     Sale or Other Disposition of Common Shares
Subject to different treatment pursuant to the PFIC rules discussed below, if a U.S. Holder engages in a sale, exchange or other taxable disposition of such U.S. Holder’s common shares, (i) such U.S. Holder will recognize gain or loss equal to the difference between the amount realized by such U.S. Holder and such U.S. Holder’s adjusted tax basis in the common shares, (ii) any such gain or loss will be capital gain or loss and (iii) such capital gain or loss will be long-term capital gain or loss if the holding period of the common shares exceeds one year as of the date of the sale. Such gain generally is treated as U.S. source gain for U.S. foreign tax credit limitation purposes.
If the Company purchases common shares from a U.S. Holder (such as pursuant to our repurchase on January 30, 2009, of 20 million of our common shares, as described above under “Overview—Recent Developments”), such transaction will be treated as a taxable sale or exchange of the common shares by the U.S. Holder if the transaction meets certain conditions under U.S. federal income tax rules, or otherwise will be treated as a distribution by the Company in respect of the U.S. Holder’s common shares, as described below.
     Distributions on Common Shares
Subject to different treatment pursuant to the PFIC rules discussed below, a distribution with respect to our common shares generally will be treated as a dividend, taxable as ordinary income, to the extent of the Company’s current or accumulated earnings and profits, as determined under U.S. federal income tax principles. In general, to the extent that the amount of the distribution exceeds the Company’s current and accumulated earnings and profits, the excess first will be treated as a tax-free return of capital that will reduce the holder’s tax basis in the holder’s common shares, and to the extent of any remaining portion in excess of such tax basis, the excess will be taxable as capital gain. Any such capital gain will be long-term capital gain if the U.S. Holder has held the common shares for more than one year at the time of the exchange. However, under proposed U.S. Treasury regulations regarding the treatment of PFICs, a purchase of common shares from a U.S. Holder by the Company that does not qualify as a “sale or exchange” under U.S. federal income tax rules, and hence is treated as a distribution, is in fact treated as a distribution in full for PFIC purposes regardless of whether there are any earnings and profits.
A dividend received by a corporate U.S. Holder generally will not be eligible for a dividends-received deduction. In addition, a dividend received by an individual U.S. Holder will not qualify for the 15% reduced maximum rate if the Company is a PFIC in the year in which the dividend is paid or in the preceding year.
Dividends will constitute foreign source income for foreign tax credit limitation purposes. The limitation on foreign taxes eligible for credit is calculated separately with respect to specific classes of income. For this purpose, dividends distributed by the Company with respect to our common shares will constitute “passive category income” or, in the case of certain U.S. Holders, “general category income.”
     Passive Foreign Investment Company
A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” (the income test) or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income (the asset test). For this purpose, passive income generally includes, among other things, dividends, interest, certain rents and royalties and gains from the disposition of passive assets.
The Company believes that it qualified as a PFIC for 2008. Please be aware that the Company’s status as a PFIC for 2008 can have significant adverse tax consequences for U.S Holders.

A U.S. Holder that holds common shares while the Company is a PFIC (because either the Company is a PFIC in 2008 or the Company was previously a PFIC during the period that such U.S. Holder held common shares) may be subject to increased tax liability upon the sale, exchange or other disposition of the common shares or upon the receipt of certain distributions, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs. These adverse tax consequences will not apply, however, if (i) a U.S. Holder timely filed and maintained (and in certain cases, continues to maintain), or timely files and maintains, as the case may be, a qualified electing fund (QEF) election to be taxed annually on the U.S. Holder’s pro rata portion of the Company’s earnings and profits, (ii) the U.S. Holder timely made or makes, as the case may be, a mark-to-market election as described below or (iii) a U.S. Holder is eligible to make a “purging” election and timely does so, as described below. These adverse tax consequences include:
(a)	An “excess distribution” generally is the excess of the amount a PFIC distributes to a shareholder during a taxable year over 125% of the average amount it distributed to the shareholder during the three preceding taxable years or, if shorter, the part of the shareholder’s holding period before the taxable year. Distributions with respect to the common shares made by the Company during the taxable year to a U.S. Holder that are excess distributions must be allocated ratably to each day of the U.S. Holder’s holding period. The amounts allocated to the current taxable year and to taxable years prior to the first year in which the Company was classified as a PFIC are included as ordinary income in a U.S. Holder’s gross income for that year. The amount allocated to each other prior taxable year is taxed as ordinary income at the highest tax rate in effect for the U.S. Holder in that prior year (without offset by any net operating loss for such year) and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes (the “special interest charge”).

(b)	The entire amount of any gain realized upon the sale or other disposition of the common shares will be treated as an excess distribution made in the year of sale or other disposition and as a consequence will be treated as ordinary income and, to the extent allocated to years prior to the year of sale or disposition, will be subject to the special interest charge described above.
QEF Election. A U.S. Holder of stock in a PFIC may make a QEF election with respect to such PFIC to elect out of the tax treatment discussed above. Generally, a QEF election, on IRS Form 8621, should be made with the filing of a U.S. Holder’s U.S. federal income tax return for the first taxable year for which both (i) the U.S. Holder holds common shares of the Company and (ii) the Company was a PFIC. A U.S. Holder that timely makes a valid QEF election with respect to a PFIC will generally include in gross income for a taxable year (i) as ordinary income, such holder’s pro rata share of the corporation’s ordinary earnings for the taxable year, and (ii) as long-term capital gain, such holder’s pro rata share of the corporation’s net capital gain for the taxable year. However, the QEF election is available only if such PFIC provides such U.S. Holder with certain information regarding its earnings and profits as required under applicable U.S. Treasury regulations. The Company will provide, upon request, all information and documentation that a U.S. Holder making a QEF election is required to obtain for U.S. federal income tax purposes (e.g., the U.S. Holder’s pro rata share of ordinary income and net capital gain, and a “PFIC Annual Information Statement” as described in applicable U.S. Treasury regulations, which will be made available on the Company’s website).
Deemed Sale Election. If the Company is a PFIC for any year during which a U.S. Holder holds common shares, but the Company ceases in a subsequent year to be a PFIC (which could occur, for example, if the Company is a PFIC for 2008 but is not a PFIC for 2009), then a U.S. Holder can make a “purging” election, in the form of a deemed sale election, for such subsequent year in order to avoid the adverse PFIC tax treatment described above that would otherwise continue to apply because of the Company having previously been a PFIC. If such election is timely made, the U.S. Holder would be deemed to have sold the common shares held by the holder at their fair market value, and any gain from such deemed sale would be taxed as an excess distribution (as described above). The basis of the common shares would be increased by the gain recognized, and a new holding period would begin for the common shares for purposes of the PFIC rules. The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of the common shares. After the deemed sale election, the U.S. Holder’s common shares with respect to which the deemed sale election was made would not be treated as shares in a PFIC, unless the Company subsequently becomes a PFIC. A U.S. Holder may also be able to make a deemed sale election with respect to the Company’s subsidiaries that are PFICs, if any. The rules regarding deemed sale elections are very complex. U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election with regard to the Company and any subsidiaries.
Mark-to-Market Election. Alternatively, a U.S. Holder of “marketable stock” (as defined below) in a PFIC may make a mark-to-market election for such stock to elect out of the adverse PFIC tax treatment discussed above. If a

U.S. Holder makes a mark-to-market election for shares of marketable stock, the holder will include in income each year an amount equal to the excess, if any, of the fair market value of the shares as of the close of the holder’s taxable year over the holder’s adjusted basis in such shares. A U.S. Holder is allowed a deduction for the excess, if any, of the adjusted basis of the shares over their fair market value as of the close of the taxable year. However, deductions are allowable only to the extent of any net mark-to-market gains on the shares included in the holder’s income for prior taxable years. Amounts included in a U.S. Holder’s income under a mark-to-market election, as well as gain on the actual sale or other disposition of the shares, are treated as ordinary income. Ordinary loss treatment also applies to the deductible portion of any mark-to-market loss on the shares, as well as to any loss realized on the actual sale or disposition of the shares, to the extent that the amount of such loss does not exceed the net mark-to-market gains previously included for such shares. A U.S. Holder’s basis in the shares will be adjusted to reflect any such income or loss amounts. However, the special interest charge and related adverse tax consequences described above for non-electing holders may continue to apply on a limited basis if the U.S. Holder makes the mark-to-market election after such holder’s holding period for the shares has begun.
The mark-to-market election is available only for “marketable stock,” which is stock that is traded in other than de minimis quantities on at least 15 days during each calendar quarter (regularly traded) on a qualified exchange or other market, as defined in applicable U.S. Treasury regulations. The Company’s common shares are listed on the TSX and quoted on NASDAQ, each of which constitutes a “qualified exchange” under applicable U.S. Treasury regulations. U.S. Holders of common shares are urged to consult their tax advisors as to whether the common shares would qualify for the mark-to-market election.
Subsidiary PFICs. To the extent any of the Company’s subsidiaries is also a PFIC, a U.S. Holder will also be deemed to own shares in such lower-tier PFIC and could incur a liability for the deferred tax and special interest charge described above if either (i) the Company receives a distribution from, or disposes of all or part its interest in, the lower-tier PFIC or (ii) the U.S. Holder disposes of all or part of such holder’s common shares. In addition, the mark-to-market election cannot be made for a subsidiary of a PFIC if the stock of such subsidiary is not itself marketable stock.
IRS Form 8621 Reporting. If a U.S. Holder holds common shares in any year in which the Company is a PFIC, the holder will be required to file IRS Form 8621 regarding distributions received on the common shares and any gain realized on the disposition of the common shares, as well as to make or maintain certain elections reportable on Form 8621.
THE APPLICABILITY AND CONSEQUENCES OF THE PFIC RULES ARE EXCEEDINGLY COMPLEX. IN ADDITION, THE FOREGOING SUMMARY DOES NOT ADDRESS ALL OF THE POTENTIAL U.S. FEDERAL INCOME TAX CONSEQUENCES WITH RESPECT TO PFIC STATUS THAT MAY BE RELEVANT TO A PARTICULAR INVESTOR IN LIGHT OF SUCH INVESTOR’S PARTICULAR CIRCUMSTANCES OR THAT MAY BE RELEVANT TO INVESTORS THAT ARE SUBJECT TO SPECIAL TREATMENT UNDER U.S. FEDERAL INCOME TAX LAW. ACCORDINGLY, INVESTORS ARE STRONGLY URGED TO CONSULT THEIR TAX ADVISORS REGARDING THE APPLICATION OF THE PFIC RULES TO THEM AND THE ADVISABILITY OF MAKING ANY OF THE ELECTIONS DESCRIBED ABOVE.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of
QLT INC.
We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the years in the three year period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Independent Registered Chartered Accountants

Vancouver, Canada
March 5, 2009

CONSOLIDATED BALANCE SHEETS

As at December 31,	2008	2007
(In thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$165,395	$126,731
Restricted cash	124,578	123,495
Accounts receivable (Note 4)	31,096	25,257
Income taxes receivable	50,899	48,421
Inventories (Note 5)	11,633	18,511
Current portion of deferred income tax assets (Note 17)	9,835	19,392
Other (Note 6)	11,144	11,930

	404,580	373,737

Property, plant and equipment (Note 7)	3,184	10,017
Assets held for sale	—	42,732
Deferred income tax assets (Note 17)	30,216	7,041
Goodwill (Note 9)	23,145	94,903
Mortgage receivable	9,834	—
Long-term inventories and other assets (Note 10)	20,799	20,557

	$491,758	$548,987

LIABILITIES
Current liabilities
Accounts payable	$9,115	$8,486
Accrued restructuring charge (Note 16)	726	153
Accrued liabilities (Note 11)	129,512	123,294
Convertible debt (Note 12)	—	172,500
Current portion of deferred revenue	5,673	8,431
Current portion of deferred income tax liabilities (Note 17)	—	11,291

	145,026	324,155

Uncertain tax position liabilities (Note 17)	2,033	2,070
Deferred revenue	1,469	2,939

	148,528	329,164

COMMITMENTS AND GUARANTEES (NOTE 20)
CONTINGENCIES (NOTE 22)

SHAREHOLDERS’ EQUITY
Share capital (Note 14)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	702,221	702,221
December 31, 2008 —74,620,328 shares
December 31, 2007 —74,620,328 shares
Additional paid in-capital	123,367	119,779
Accumulated deficit	(579,564)	(714,455)
Accumulated other comprehensive income	97,206	112,278

	343,230	219,823

	$491,758	$548,987

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2008	2007	2006
(In thousands of U.S. dollars except per share information)

Revenues
Net product revenue (Note 15)	$86,182	$95,857	$151,859
Royalties	33,643	30,362	21,099
Licensing, milestones and other	4,315	1,387	1,178

	124,140	127,606	174,136

Costs and expenses
Cost of sales	49,675	45,396	42,191
Accrued cost of sales re: MEEI (Note 22)	4,249	2,830	—
Research and development	29,568	38,586	40,958
Selling, general and administrative	21,705	25,794	41,399
Depreciation	2,947	5,330	5,144
Litigation (Note 22)	864	110,162	112,500
Gain on sale of long-lived assets	(21,666)	—	—
Purchase of in-process research and development	—	42,865	—
Restructuring charges (Note 16)	10,162	938	2,828

	97,504	271,901	245,020

Operating income (loss)	26,636	(144,295)	(70,884)

Investment and other income (expense)
Net foreign exchange gains (losses)	643	(1,743)	(3,706)
Interest income	7,249	14,278	20,488
Interest expense	(10,339)	(9,026)	(6,595)
Other gains	290	4,813	2,773

Income (loss) from continuing operations before income taxes	24,479	(135,973)	(57,924)

(Provision for) recovery of income taxes (Note 17)	(9,527)	32,647	(15,134)

Income (loss) from continuing operations	$14,952	$(103,326)	$(73,058)

Income (loss) from discontinued operations, net of income tax (Note 18)	119,939	(6,671)	(28,547)

Net income (loss)	$134,891	$(109,997)	$(101,605)

Basic net income (loss) per common share
Continuing operations	$0.20	$(1.38)	$(0.86)
Discontinued operations	1.61	(0.09)	(0.34)

Net income (loss)	$1.81	$(1.47)	$(1.20)

Diluted net income (loss) per common share
Continuing operations	$0.20	$(1.38)	$(0.86)
Discontinued operations	1.61	(0.09)	(0.34)

Net income (loss)	$1.81	$(1.47)	$(1.20)

Weighted average number of common shares outstanding (thousands)
Basic	74,620	74,907	84,596
Diluted	74,620	74,907	84,596

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2008	2007	2006
(In thousands of U.S. dollars)

Cash flows (used in) provided by operating activities
Net income (loss)	$134,891	$(109,997)	$(101,605)
Adjustments to reconcile net income to net cash from operating activities
Write-down of assets held for sale	—	—	8,592
In-process research and development	—	42,865	—
Amortization of intangibles	—	—	78
Depreciation	2,947	6,710	7,087
Write-down of fixed assets, investments and deposit	1,715	403	1,013
Write-down of inventory	7,066	3,074	2,584
Amortization of deferred financing expenses	851	1,290	1,218
Gain on sale of long-lived assets	(21,666)	(3,989)	—
Gain on sale of Atrigel discontinued operations	(16,717)	—	—
Gain on sale of Aczone discontinued operations	(118,157)	—	—
Trading securities	—	58,357	(58,357)
Share-based compensation	3,391	3,502	4,284
Unrealized foreign exchange gains	9,731	(22,420)	(9,503)
Interest earned on restricted cash	(3,344)	(2,509)	(41)
Deferred income taxes	12,685	7,656	(10,471)
Loss on disposal of assets held for sale	—	—	8,001
Litigation	—	110,162	—
Accrued cost of sales and interest re: MEEI	10,087	5,403	—
Changes in non-cash operating assets and liabilities
Appeal bond collateral	—	(118,781)	—
Accounts receivable	(7,698)	16,800	7,137
Inventories	(4,824)	(3,191)	6,573
Other current assets	(1,966)	5,590	6,351
Long-term deposit	(1,754)	—	—
Accounts payable	1,397	(6,254)	(476)
Income tax receivable	(12,455)	(44,429)	(21,694)
Accrued restructuring charge	703	(2,306)	(2,836)
Other accrued liabilities	(2,908)	(118,811)	107,837
Deferred revenue	(3,029)	(4,763)	1,396

	(9,054)	(175,638)	(42,832)

Cash provided by (used in) investing activities
Short-term investment securities	—	16,435	112,834
Net proceeds from sale of long-lived assets, net of mortgage	49,784	—	—
Net proceeds from out-license of Atrigel	23,817	—	—
Net proceeds from sale of Aczone	147,364	—	—
Restricted cash	2,307	1,689	(3,875)
Purchase of property, plant and equipment	(516)	(2,066)	(6,546)
Proceeds on disposal of property, plant and equipment	86	—	20,728
Proceeds on sale of assets	—	4,035	—
Acquisition of ForSight Newco. II, Inc.	—	(42,631)	—

	222,842	(22,538)	123,141

Cash used in financing activities
Redemption of convertible debt	(172,500)	—	—
Common shares repurchased, net of fees	—	(5,878)	(129,433)
Issuance of common shares	—	1,260	817

	(172,500)	(4,618)	(128,616)

Effect of exchange rate changes on cash and cash equivalents	(2,624)	30,472	1,561

Year ended December 31,	2008	2007	2006
(In thousands of U.S. dollars)

Net increase (decrease) in cash and cash equivalents	38,664	(172,322)	(46,746)
Cash and cash equivalents, beginning of year	126,731	299,053	345,799

Cash and cash equivalents, end of year	$165,395	$126,731	$299,053

Supplementary cash flow information:
Interest paid	$5,571	$5,861	$5,792
Income taxes paid	13,997	148	40,235

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other			Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at December 31, 2005	91,184,681	$861,676	$66,565	$99,515	$(501,645)	$—	$526,111

Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.22 per share and U.S. $2.89 - U.S. $8.64 per share	127,299	2,387	(1,574)	—	—	—	813

Stock-based compensation	—	—	4,586	—	—	—	4,586

Common share repurchase	(16,123,000)	(155,857)	45,147	—	—	—	(110,710)

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(16,187)	—	(16,187)	(16,187)

Unrealized gain on available for sale securities	—	—	—	207	—	207	207

Net loss	—	—	—	—	(101,605)	(101,605)	(101,605)

Comprehensive loss	—	—	—	—	—	(117,585)	—

Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535	$(603,251)	$—	$303,214

Adjustment for the adoption of FASB Interpretation No. 48	—	—	—	—	(1,207)	—	(1,207)

Exercise of stock options at prices ranging from CAD $7.79 to CAD $9.84 per share and U.S. $2.89 - U.S. $9.29 per share	181,348	2,597	(1,344)	—	—	—	1,253

Stock-based compensation	—	—	3,696	—	—	—	3,696

Common share repurchase	(750,000)	(8,582)	2,703	—	—	—	(5,879)

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	28,728	—	28,728	28,728

Unrealized gain on available for sale securities	—	—	—	15	—	15	15

Net loss	—	—	—	—	(109,997)	(109,997)	(109,997)

Comprehensive loss	—	—	—	—	—	(81,254)	—

Balance at December 31, 2007	74,620,328	$702,221	$119,779	$112,278	$(714,455)	$—	$219,823

Stock-based compensation	—	—	3,588	—	—	—	3,588

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(15,072)	—	(15,072)	(15,072)

Net income	—	—	—	—	134,891	134,891	134,891

Comprehensive income	—	—	—	—	—	119,819	—

Balance at December 31, 2008	74,620,328	$702,221	$123,367	$97,206 (1)	$(579,564)	$—	$343,230

(1)	At December 31, 2008, our accumulated other comprehensive income was related almost entirely to cumulative translation adjustments from the application of U.S. dollar reporting.
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
In January 2008, we initiated an active plan to divest: (i) the building and land associated with and surrounding our corporate headquarters in Vancouver; and (ii) QLT USA, Inc., or QLT USA, whose primary asset currently is the Eligard product line for prostate cancer. Assets relating to Aczone, a dermatology product for the treatment of acne vulgaris, previously owned by QLT USA, were sold to Allergan Sales, LLC, a wholly-owned subsidiary of Allergan, Inc. on July 11, 2008. On August 25, 2008, QLT USA entered into an exclusive license agreement and a related asset purchase agreement with Reckitt Benckiser Pharmaceuticals Inc., or Reckitt, for certain rights relating its Atrigel sustained-release drug delivery technology. On August 29, 2008, we completed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks Holdings Ltd., in its capacity as trustee of Discovery Parks Trust and Discovery Parks Trust 2 (or Discovery Parks).
The consolidated financial statements for the current and prior periods have been restated for comparative purposes to present the results of Aczone and Atrigel as discontinued operations, and the assets included as part of this divestiture plan have been reclassified as held for sale for the prior period. (See Note 18 — Discontinued Operations.) Although we could potentially divest QLT USA or its remaining assets (principally the Eligard product line) we do not have a firm purchase commitment within one year after being classified as held for sale and have accordingly classified the Eligard business and related assets as held and used.
2. PRINCIPLES OF CONSOLIDATION
These consolidated financial statements include the accounts of QLT Inc. and its subsidiaries, all of which are wholly-owned. The principal subsidiaries included in our consolidated financial statements are QLT USA, QLT Plug Delivery, Inc. and QLT Therapeutics, Inc., all of which are incorporated in the state of Delaware in the United States of America. All significant intercompany transactions have been eliminated.
3. SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, litigation contingencies, classification of results between continuing and discontinued operations, provisions for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets and assets held for sale, assessment of impairment of goodwill, allocation of goodwill to divested businesses, accruals for contract manufacturing and research and development agreements, the fair value of the mortgage receivable, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, accruals for current income taxes receivable, amount of valuation allowance against deferred tax assets, and determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management.
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
Segment Information
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing therapeutics for human health care. Our chief operating decision maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.
Cash and Cash Equivalents
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
Long-lived and Intangible Assets
We depreciate plant and equipment using the straight-line method over their estimated economic lives, which range from 3-5 years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.
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
On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. and its proprietary punctal plug technology for a cash payment of $41.4 million on closing and future contingent consideration in the nature of milestone payments and royalties on net sales of products. The aggregate consideration for the acquisition of ForSight Newco II was $42.3 million, which included acquisition related expenditures of $0.9 million. We allocated the purchase price to the fair value of the acquired tangible and intangible assets, including IPR&D. The IPR&D related to the proprietary ocular punctal plug drug delivery system. We recorded the acquisition of ForSight Newco II as a purchase of net assets in accordance with SFAS 141, Business Combinations, which referenced the criteria in EITF 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business for evaluating whether a business or assets have been received in a transaction.
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
In December 2006, we completed the sale of the generic dermatology and dental businesses and related manufacturing facility of QLT USA. In July 2008, we completed the sale of our assets related to Aczone, and in August 2008 we entered into an exclusive license agreement and a related asset purchase agreement for certain Atrigel rights. In accordance with SFAS 142, goodwill associated with the disposed businesses was included in the disposal and the remaining goodwill was tested for impairment.
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
Property, Plant and Equipment
Leasehold improvements are depreciated no longer than the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease imposes a penalty on the Company. The remaining property and equipment are recorded at cost and amortized as follows:

	Method	Years
Office furnishings, fixtures and other	Straight-line	5
Research and commercial manufacturing equipment	Straight-line	3-5
Computer hardware and operating system	Straight-line	3-5
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
With respect to Eligard, under the terms of the license agreements with QLT USA’s commercial licensees, we are responsible for Eligard manufacturing and supply and receive from our commercial licensees an agreed upon sales price upon shipment to them. We also earn royalties from certain commercial licensees based upon their sales of Eligard products to end customers, which are included in royalty revenue. We recognize net product revenue from Eligard product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our commercial licensees, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our commercial licensees. Our Eligard commercial licensees are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our commercial licensees.
We do not offer rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we have not provided an allowance for rebates, discounts, and returns.
     Royalties
We recognize royalties when product is shipped by certain of our commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our commercial licensees.
     Licensing and Milestones
We have licensing agreements that generally provide for non-refundable license fees and/or milestone payments. The licensing agreements typically require a non-refundable license fee and allow licensees to sell our proprietary products in a defined territory for a defined period. A milestone payment is a payment made by a licensee to us upon achievement of a pre-determined event, as defined in the applicable license agreement. Fees received for sales based milestones, for which no future performance obligation exists, are recognized as revenue upon receipt. Other non-refundable license fees and milestone payments are initially reported as deferred revenue. They are recognized as revenue over the remaining contractual term of the license agreement or as covered by patent protection, whichever is earlier, using the straight-line method or until the license agreement terminates. No milestone revenue is recognized until we have completed the required milestone-related services as set forth in the license agreement.
Cost of Sales
Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne and royalty expense on Visudyne sales, are charged against earnings in the period that Novartis sells to end customers. Cost of sales related to the production of various Eligard products are charged against earnings in the period of the related product sale to our commercial licensees. Losses on manufacturing purchase commitments are immediately charged to cost of sales. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to the manufacture of bulk Visudyne and various Eligard products and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our commercial licensees or in the case of Visudyne, by Novartis to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion. The provision is calculated at each stage of the manufacturing process. Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded based on forecasted future demand and market conditions.
Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, or SFAS 123R, using the modified prospective method. SFAS 123R requires stock-based compensation to be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standard 123, Accounting for Stock-Based Payment, or SFAS123. As stock-based compensation expenses recognized in the statement of income for the current period and prior periods were based on awards ultimately expected to vest, they have been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Previously, in the pro forma information required under SFAS 123, we accounted for forfeitures as they occurred. Under the modified prospective application, prior periods are not revised for comparative purposes.

For the current period and prior periods, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
In March 2005, our Board of Directors approved a Directors’ Deferred Share Unit Plan (or the DDSU Plan) for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of their equity-based compensation in the form of deferred share units (or DSUs), each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the date of grant. A vested DSU is convertible into cash only (no share is issued), and is automatically converted after the non-employee director ceases to be a member of the Board unless the director is removed from the Board for just cause. The DSUs vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. The value of a vested DSU, when converted to cash, is equivalent to the closing price of a QLT common share on the date the conversion takes place. The obligations for future settlement of DSUs are accrued as compensation expense as the DSUs vest and each reporting period obligations are revalued for changes in the market value of QLT’s common shares.
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
Derivative Financial Instruments
We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net earnings and cash flows. The foreign exchange contracts are not designated as hedging instruments, and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. Details of foreign exchange contracts outstanding at December 31, 2008 are described in Note 19 — Financial Instruments and Concentration of Credit Risk.

Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of their carrying value or their estimated fair value. We cease to record depreciation or amortization expense at that time. On August 29, 2008, we completed the sale of our land and building associated with our corporate headquarters in Vancouver. Assets relating to Aczone were sold on July 11, 2008, and we entered into an exclusive license agreement for certain Atrigel rights and a related asset purchase agreement on August 25, 2008. Details of the sale of Aczone assets, Atrigel assets, and out-licensing of certain Atrigel rights are described in Note 18 — Discontinued Operations. In December 2006, we completed the sale of certain non-core assets, principally the generic dermatology business, dental business and related manufacturing facility of QLT USA in Fort Collins, Colorado.
The results of operations, including the gain (loss) on disposal for businesses classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. We do not expect any continuing involvement with these businesses following their sales.
Contingencies Related to Legal Proceedings
We are involved in a number of legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal proceedings, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or a range cannot reasonably be estimated, no liability is recorded in the consolidated financial statements. Details of our potentially material legal proceedings are described in Note 22 — Contingencies. As of December 31, 2008, except for the liability accrued in relation to the MEEI judgment, no other reserve has been established related to legal proceedings.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in accordance with the treasury stock method and “if converted” method, as applicable, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options, and convertible debt. In addition, the related interest and amortization of deferred financing fees on convertible debt, when dilutive, (net of tax) are added back to income, since these would not be paid or incurred if the convertible senior notes were converted into common shares.
The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except per share data)	2008	2007	2006

Numerator:
Income (loss) from continuing operations	$14,952	$(103,326)	$(73,058)
Income (loss) from discontinued operations, net of tax	119,939	(6,671)	(28,547)

Net income (loss)	$134,891	$(109,997)	$(101,605)
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—	—

Adjusted income (loss)	$134,891	$(109,997)	$(101,605)

Denominator: (thousands)
Weighted average common shares outstanding	74,620	74,907	84,596
Effect of dilutive securities:
Stock options	—	—	—
Convertible senior notes	—	—	—

Diluted potential common shares	—	—	—

Diluted weighted average common shares outstanding	74,620	74,907	84,596

Basic net income (loss) per common share:
Continuing operations	$0.20	$(1.38)	$(0.86)
Discontinued operations	1.61	(0.09)	(0.34)

Net income (loss)	$1.81	$(1.47)	$(1.20)

Diluted net income (loss) per common share:
Continuing operations	$0.20	$(1.38)	$(0.86)
Discontinued operations	1.61	(0.09)	(0.34)

Net income (loss)	$1.81	$(1.47)	$(1.20)

Excluded from the calculation of diluted net income per common share for the year ended December 31, 2008 are 5,341,694 shares (in 2007 — 5,645,755 shares, in 2006 — 6,978,577 shares) related to stock options because their effect was anti-dilutive. On September 15, 2008, we completed the redemption of all $172.5 million outstanding principal amount of our 3% convertible senior notes due 2023. For the year ended December 31, 2008, 6,851,234 shares related to the conversion of the convertible senior notes were excluded because their effect was anti-dilutive. For the prior periods presented, 9,692,637 shares related to the conversion of the convertible senior notes were also excluded because their effect was anti-dilutive.

Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but instead eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial long-lived assets measured at fair value for an impairment assessment. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the impact of the full adoption of this standard on our Consolidated Financial Statements. See Note 19 — Financial Instruments and Concentration of Credit Risk in “Notes to the Consolidated Financial Statements” in this Report for additional information.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities. Therefore, the adoption of SFAS 159 did not have a material impact on our financial condition, results of operations or cash flows.
In November 2007, the EITF reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangement Related to the Development and Commercialization of Intellectual Property. Issue No. 07-1 defines collaborative arrangement and establishes standards for the reporting of costs incurred and revenues generated from collaborative arrangements and disclosure requirements. The provisions of Issue No. 07-1 are effective for fiscal years beginning after December 15, 2008. The adoption of Issue No. 07-1 will not have a material impact on our financial condition, results of operations or cash flows.
In December 2007, the FASB issued SFAS 141R, Business Combinations ,or SFAS 141R, which replaced SFAS 141. This statement retains the purchase method of accounting for acquisitions but made a number of changes including the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. This statement will apply prospectively to business combinations for which the acquisition date occurs in the fiscal year beginning on or after December 15, 2008. The effect of the adoption of SFAS 141(R) will generally be limited to future acquisitions, except for certain tax treatment of previous acquisitions. SFAS 141(R) amended FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), and FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisition adjustments to business combination related deferred tax asset valuation allowances and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, after SFAS 141(R) is adopted, all changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting (whether the combination was accounted for under SFAS 141 or SFAS 141(R)) must be recognized in current period income tax expense.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 ,or SFAS 160, which requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity, to clearly present the consolidated net income attributable to the parent and the noncontrolling interest on the face of the consolidated statement of income, and to account for transactions between an entity and noncontrolling interests as equity transactions. Additionally, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. This statement is effective for fiscal periods beginning after December 31, 2008. We believe the adoption of SFAS 160 will not have a material impact on our financial condition, results of operations or cash flows.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS 133 ,or SFAS 161,. SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We believe the adoption of SFAS 162 will not have a material impact on our financial condition, results of operations or cash flows.
4. ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	2008	2007

Visudyne	$11,056	$11,609
Royalties	10,620	8,193
Sales milestones	3,000	—
Contract research and development	—	213
Eligard product shipments	6,315	5,049
Trade and other	105	318
Allowance for doubtful accounts	—	(125)

	$31,096	$25,257

Accounts receivable — Visudyne represents amounts due from Novartis and consists of our 50% share of Norvartis’ net proceeds from Visudyne sales, amounts due from the sale of bulk Visudyne to Novartis and reimbursement of specified royalty and other costs. The allowance for doubtful accounts at December 31, 2007 was provided for specifically identified accounts.
5. INVENTORIES

(In thousands of U.S. dollars)	2008	2007

Raw materials and supplies	$6,308	$12,653
Work-in-process	30,445	33,819
Finished goods	256	67
Provision for excess inventory	(2,471)	(3,020)
Provision for non-completion of product inventory	(3,735)	(4,613)

	$30,803	$38,906
Less: Long-term inventory, net of provisions	19,170	20,395

	$11,633	$18,511

We review our inventory quantities against our forecast of future demand and market conditions and if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $2.5 million, all of which was applied against our long-term Visudyne inventory, reflects our forecast of future Visudyne demand.
We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the year ended December 31, 2008, we charged $0.5 million against the provision for non-completion of product inventory as a result of batch failures. At December 31, 2008,

$1.9 million of the provision for non-completion of product inventory was related to long-term inventory. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors (See Note 10 — Long-Term Inventories and Other Assets.)
6. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	2008	2007

Inventory in transit held by Novartis	$5,555	$7,995
Foreign exchange contracts	3,542	1,236
Deferred financing expenses	—	863
Prepaid expenses and other	2,047	1,836

	$11,144	$11,930

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
7. PROPERTY, PLANT AND EQUIPMENT

	2008
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Leasehold improvements	$169	$11	$158
Office furnishings, fixtures, and other	38	24	14
Research equipment	1,124	666	458
Commercial manufacturing equipment	3,563	2,852	711
Computer hardware and operating system	10,783	8,940	1,843

	$15,677	$12,493	$3,184

	2007
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Leasehold improvement	$—	$—	$—
Office furnishings, fixtures, and other	1,085	735	350
Research equipment	12,776	8,808	3,968
Commercial manufacturing equipment	4,905	3,470	1,435
Computer hardware and operating system	20,763	16,499	4,264

	$39,529	$29,512	$10,017

On August 29, 2008, we completed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver (See Note 18 — Discontinued Operations).
In connection with the disposition of our land and building, we wrote off $3.1 million of property, plant and equipment in 2008 and included this with the gain on sale of long-lived assets.

8. ACQUISITION OF FORSIGHT NEWCO II, INC.
On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. for a cash payment of $41.4 million on closing and future contingent consideration in the nature of milestone payments and royalties on net sales of products. The milestone payments consist of a one-time $5.0 million payment upon the initiation of a phase III clinical trial for the first product, $20.0 million on first commercialization of each of the first two products using the proprietary technology, and $15.0 million on first commercialization of each subsequent product. ForSight Newco II owns certain patent applications with respect to its proprietary ocular punctal plug drug delivery system. On October 18, 2007, ForSight Newco II, Inc.’s name was changed to QLT Plug Delivery, Inc.
The aggregate consideration for the acquisition of ForSight Newco II was $42.3 million, which included acquisition related expenditures of $0.9 million. The total consideration, including acquisition related expenditures, was allocated based on management’s assessment as to the estimated fair values of the acquired assets and liabilities on the acquisition date. The allocation of the purchase price to the fair value of the acquired tangible and intangible assets and liabilities was as follows:

(In thousands of U.S. dollars)

Purchase Price
Cash paid	$(41,447)
Acquisition costs	(891)

$(42,338)

Assets & Liabilities Acquired
Net working capital	$(83)
Property & equipment	108
Accrued change of control bonus	(552)
In-process R&D	42,865

$42,338

The IPR&D related to the proprietary ocular punctal plug drug delivery system. As of the acquisition date, the punctal plug drug delivery system had not reached technological feasibility and required substantial amount of time and costs to complete. Prior to commercialization, approvals by the U.S. Food and Drug Administration and other regulatory agencies are still required. Accordingly, we allocated to IPR&D and charged to expense $42.9 million representing the portion of the purchase price attributable to the punctal plug drug delivery system.
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
We recorded the acquisition of ForSight Newco II as a purchase of net assets in accordance with SFAS 141, Business Combinations, which referenced the criteria in EITF 98-3 Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business for evaluating whether a business or assets have been received in a transaction.
9. GOODWILL AND INTANGIBLE ASSETS
As discussed in Note 3 — Significant Accounting Policies, we perform regular reviews to determine if the carrying value of our goodwill may be impaired. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of goodwill may not be recovered.

We did not identify any potential impairment of goodwill during 2008 and 2007 as the fair value of our reporting unit exceeded its carrying amount. Impairment of intangible assets related to our generic dermatology business was included in loss from discontinued operations in 2006.
During 2008, we allocated $27.8 million of goodwill to the gain on the sale of Aczone, and $4.6 million of goodwill to the gain on the out-license of certain Atrigel rights and sale of related equipment, based on the relative fair values of the divested businesses in relation to the business remaining within the reporting unit.

(In thousands of U.S. dollars)	Goodwill

Balance as of December 31, 2006	$98,641

Reduction in valuation allowance against deferred tax assets*	(3,738)

Balance as of December 31, 2007	$94,903

Reduction in valuation allowance against deferred tax assets*	(39,354)

Allocation to cost of dispositions — discontinued operations (sale of Aczone, out-license of certain Atrigel rights, and sale of Atrigel equipment)	(32,404)

Balance as of December 31, 2008	$23,145

*	We reduced our valuation allowance relating to various tax assets (including tax loss carryforwards and research and development credit carryforwards) that were acquired upon the acquisition of Atrix Laboratories, Inc. in 2004. (See Note 17 — Income Taxes.)
10. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	2008	2007

Inventory, net of provisions	$19,170	$20,395
Other	1,629	162

	$20,799	$20,557

11. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	2008	2007

Royalties	$713	$1,033
Compensation	3,257	5,263
Interest	418	1,560
Litigation charge — MEEI judgment (Note 22)	125,119	115,027
Other	5	411

	$129,512	$123,294

12. CONVERTIBLE DEBT
In August 2003, we issued $172.5 million aggregate principal amount of convertible senior notes due in 2023. The notes bore interest at 3% per annum, payable semi-annually beginning March 15, 2004. On September 15, 2008, we completed the redemption of the $172.5 million outstanding principal amount at 100% of the principal amount, plus accrued and unpaid interest to, but not including, September 15, 2008.
13. FOREIGN EXCHANGE FACILITIES
At December 31, 2008, we had two foreign exchange facilities for the sole purpose of entering into foreign exchange contracts. In January 2009 we terminated one of our facilities. Our remaining facility allows us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum of $70.0 million. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At December 31, 2008, there was no collateral pledged as security for these facilities, as the contingent credit exposure of our outstanding foreign exchange transaction was nil.
14. SHARE CAPITAL
(a)	Authorized Shares

There were no changes to the authorized share capital of QLT during the three-year period ended December 31, 2008.

(b)	Share Buy-Back Program

On April 28, 2005, we announced a share buy-back program pursuant to which we could purchase up to $50.0 million of our common shares over a two-year period. In December 2005, we increased the amount that could be purchased to $100.0 million of our common shares over a two-year period ending May 2007. The share purchases were made as a normal course issuer bid and were effected in the open market through the facilities of the TSX and the NASDAQ and in accordance with all regulatory requirements. Cumulative purchases under this program from May 2005 to July 2006 were 6,264,400 common shares at an average price of $8.20, for a total cost of $51.3 million.

On July 27, 2006, we terminated this normal course issuer bid as a result of our decision to proceed with an offer to purchase up to 13 million common shares in a modified “Dutch Auction” tender offer. Under this “Dutch Auction” tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than US$7.00 and not greater than US$8.00. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price per share within the range that allowed us to buy 13 million shares properly tendered. The tender offer commenced on August 3, 2006 and expired on September 8, 2006. As a result of this tender offer, we accepted for purchase and cancellation 13 million common shares at a price of $8.00 per share, totalling $104.0 million. These shares represented approximately 14.7% of the shares outstanding as of September 8, 2006.

On June 4, 2007, our Board of Directors announced a share buy-back program pursuant to which we had the right to purchase up to $50.0 million of our outstanding common shares or up to 5.7 million common shares over a 12-month period commencing on June 11, 2007. The share purchases were to be made as a normal course issuer bid. All purchases were to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with all regulatory requirements. Cumulative purchases under this program since June 11, 2007 were 750,000 shares at an average price of $7.82, for a total cost of $5.9 million.

On December 1, 2008, we announced our decision to proceed with a modified Dutch Auction tender offer to purchase a number of shares of our common stock that does not exceed an aggregate purchase price of $50.0 million. Under this Dutch Auction tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than $2.20 and not greater than $2.50. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price per share within the range that allowed us to buy $50.0 million of shares properly tendered. The tender offer commenced on December 31, 2008 and expired on January 26, 2009. As a result of this tender offer, we accepted for purchase and cancellation 20 million common shares at a price of $2.50 per share, totalling $50.0 million. These shares represented approximately 26.8% of the shares outstanding as of January 26, 2009.

(c)	Stock Options

We currently maintain two equity compensation plans which provide for the issuance of common shares to employees, officers and directors, both of which have been approved by the shareholders, namely the 2000 Incentive Stock Option Plan and the 2000 Atrix Performance Stock Option Plan.

As of December 31, 2008, no QLT securities remain available for issuance under the 1998 Stock Option Plan or the 1987 Atrix Performance Stock Option Plan and no options previously granted under these plans remain outstanding.

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

Exercise Period

Although the plans provide discretion to the Compensation Committee or QLT’s board to have an exercise period of up to 10 years, all options granted under the 2000 Incentive Stock Option Plan have an exercise period of five years. Under the 2000 Atrix Performance Stock Option Plan, Atrix previously provided a ten year exercise period to optionees. However, since our acquisition of Atrix on November 19, 2004, all options granted under the 2000 Atrix Performance Stock Option Plan have been given a five year exercise period.

Vesting

Under the 2000 Incentive Stock Option Plan vesting of options granted under such plans occurs monthly over 36 months, subject to such altered vesting schedules as the Compensation Committee or QLT’s Board may determine. For senior managers, executive officers and Directors and excluding some situations of retirement and service periods over 20 years, 50% of any unvested options vest on the termination of employment without cause, and 100% of unvested options vest on the occurrence of a change of control.

All options granted under the 2000 Atrix Performance Stock Option Plan prior to our acquisition of Atrix became 100% vested as a condition of the transaction. Since the acquisition of Atrix, options granted under the 2000 Atrix Performance Stock Option Plan have vested monthly over 36 months.

Below is a summary of certain of the key terms of each of the equity compensation plans that we currently maintain:
(i)	2000 Incentive Stock Option Plan, or 2000 Plan

Share Reserve. We have reserved an aggregate of 7,000,000 common shares for issuance under the 2000 Incentive Stock Option Plan. Common shares with respect to options that are not exercised in full will be available for grant under subsequent options under this plan. In addition, the number of common shares reserved for issuance to any one person shall not, in the aggregate, exceed five percent of the issued and outstanding common shares (on a non-diluted basis). The Compensation Committee will not grant options to a Director who is not an employee or executive of QLT where such grant will result in those Directors who are not employees or executives of QLT and who hold options under this plan, holding, in the aggregate, more than 0.25% of the issued and outstanding common shares (on a non-diluted basis). At December 31, 2008, options to purchase an aggregate total of 5,086,487 common shares were outstanding under the 2000 Plan and exercisable in the future at prices ranging between CAD $2.60 and CAD $32.85 per common share.

Administration. The Compensation Committee administers the 2000 Incentive Stock Option Plan.

Eligibility. The Directors, officers, employees and consultants of QLT or our affiliated companies, who are or will be, in the opinion of the Compensation Committee, important for our growth and success and whose participation in this 2000 Incentive Stock Option Plan will, in the opinion of the Compensation Committee, accomplish the purposes of this 2000 Incentive Stock Option Plan, are eligible to participate in the 2000 Incentive Stock Option Plan.

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

If an optionee’s status as an eligible person terminates as a result of retirement or ceases to be a consultant by normal termination of the consulting agreement or ceases to be a Director of QLT, and if such optionee has worked on behalf of QLT for at least 20 years or is at least 60 years of age and has worked continuously for at least five years, all options of such optionee will become immediately vested and will be exercisable until the expiry of the options. In all other cases of employee retirement or Director or consultant cessation of services, all options will become immediately vested and will be exercisable for a period of the earlier of 90 days and the expiry of the options. If the optionee’s status as an eligible person is terminated for cause, the option shall terminate immediately. If an optionee’s status as an eligible person is terminated as a result of disability, the option will expire 12 months after the date of termination, or on such other date determined by the Compensation Committee and specified in the option agreement. If the optionee dies before, otherwise ceasing to be an eligible person, or before the expiration of the option following such a termination, the option will expire 12 months after the date of death, or on such other date determined by the Compensation Committee and specified in the option agreement. Notwithstanding the foregoing, except as expressly permitted by our Compensation Committee, all stock options will cease to vest as at the date upon which the optionee ceases to be eligible to participate in this plan.

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

(ii)	2000 Atrix Performance Stock Option Plan, or 2000 Atrix Plan

Share Reserve. Prior to our acquisition of Atrix on November 19, 2004, an aggregate of 4,750,000 common shares of Atrix Laboratories, Inc. had been reserved for issuance under the 2000 Atrix Performance Stock Option Plan. Shares covered by an option grant which are forfeited or cancelled, expire or are settled in cash, shall be deemed not to have been issued for purposes of determining the maximum aggregate number of shares which may be issued under this plan. The maximum number of common shares with respect to which options may be granted to any one person in any fiscal year of Atrix shall be 400,000 shares. Where an optionee commences the provision of continuous service, the optionee may be granted options for up to an additional 300,000 shares which shall not count against the 400,000 limit. Upon acquisition, the Company assumed the remaining options outstanding and issuable under the 2000 Atrix Performance Stock Option Plan which, after converting, provide for the issuance of up to 6,794,636 common shares of QLT. At December 31, 2008, options to purchase an aggregate of 255,207 common shares were outstanding under the 2000 Atrix Plan and exercisable at prices ranging between U.S. $3.78 and U.S. $16.46 per common share.

Administration. The Compensation Committee administers the plan.

Eligibility. Awards other than incentive stock options as defined in Section 422 of the Internal Revenue Code, may be granted to employees, Directors and consultants. Incentive stock options as defined in Section 422 of the Internal Revenue Code may be granted only to employees of Atrix, parent or its subsidiary.

Grant and Exercise of Options. The Compensation Committee may grant to any eligible person one or more options as it deems appropriate and may also impose such limitations or conditions on the exercise or vesting of any option as it deems appropriate.

An option will expire automatically on the earlier of (i) the date on which such option is exercised in respect of all of the common shares that may be purchased under this plan, and (ii) the date fixed by the Compensation Committee as the expiry date of such option, which date will not be more than ten years from the date of grant (or five years for an option granted to an optionee that owns shares representing more than 10% of the voting power of all classes of shares of Atrix or its parent or subsidiary).

Transferability. No incentive stock option may be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised only by an optionee during his or her lifetime. Other awards may be transferred by gift or through a domestic relations order to a member of the grantee’s immediate family to the extent provided for in the stock option agreement or determined and to the extent determined by the Compensation Committee.

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

Stock option activity with respect to our 1998 Plan and 2000 Plan is presented below:

			Weighted-Average
		Weighted Average	Remaining Contractual
(In Canadian dollars)	Number of Options	Exercise Price	Term (Years)

Outstanding at December 31, 2005	5,469,850	$25.28

Granted	1,846,968	8.77
Exercised	(2,153)	7.87
Forfeited and expired	(3,248,643)	30.19

Outstanding at December 31, 2006	4,066,022	$13.87

Granted	1,398,096	8.38
Exercised	(30,632)	8.37
Forfeited and expired	(1,080,114)	16.40

Outstanding at December 31, 2007	4,353,372	$11.52

Granted	2,304,250	3.73
Exercised	—	—
Forfeited and expired	(1,571,135)	11.66

Outstanding at December 31, 2008	5,086,487	$7.95	3.23

Exercisable at December 31, 2008	2,679,513	$10.71	2.44

Stock option activity with respect to all other option plans of the Company are presented below:

			Weighted-Average
		Weighted Average	Remaining Contractual
(In U.S. dollars)	Number of Options	Exercise Price	Term (Years)

Outstanding at December 31, 2005	4,177,374	$12.59

Granted	322,085	8.15
Exercised	(125,146)	6.38
Forfeited and expired	(1,374,157)	12.86

Outstanding at December 31, 2006	3,000,156	$12.31

Granted	211,235	7.07
Exercised	(150,716)	6.89
Forfeited and expired	(1,768,292)	12.76

Outstanding at December 31, 2007	1,292,383	$11.46

Granted	97,250	3.78
Exercised	—	—
Forfeited and expired	(1,134,426)	11.24

Outstanding at December 31, 2008	255,207	$9.52	2.67

Exercisable at December 31, 2008	180,213	$10.99	2.22

The number of options issued and outstanding under all plans at any time is limited to 15% of the number of our issued and outstanding common shares. As of December 31, 2008, the number of options issued and outstanding under all plans was 7.2% of the issued and outstanding common shares.

We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions:

	2008	2007	2006

Annualized volatility	42.1%	37.0%	44.5%
Risk-free interest rate	2.9%	4.4%	4.1%
Expected life (years)	3.9	3.3	3.0
Dividends	0.0	0.0	0.0

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
The weighted average grant date fair value of stock options granted during the twelve months ended December 31, 2008 was CAD $1.34 and U.S. $1.35, whereas the grant date fair value of stock options granted in the twelve months ended December 31, 2007 was CAD $2.65 and U.S. $2.24. The grant date fair value of stock options granted in the twelve months ended December 31, 2006 was CAD $3.00 and U.S. $2.93. The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006, was $0.3 million, and $0.2 million, respectively. There were no exercises in 2008. The aggregate intrinsic value of options outstanding is negligible, whereas the aggregate intrinsic value of options exercisable is nil.
At December 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $3.7 million, which is expected to be recognized over 36 months with a weighted-average period of 2.1 years. We recorded cash received from the exercise of stock options for the years ended December 31, 2007 and 2006 of $1.3 million and $0.8 million, respectively. Upon option exercise, we issue new shares of stock. The total share-based compensation cost of stock options capitalized as part of inventory for each of the years ended December 31, 2008 and 2007 was $0.2 million.

The impact on our results of operations of recording stock-based compensation for the years ended December 31, 2008, 2007, and 2006 were as follows:

(In thousands of U.S. dollars, except share information)	2008	2007	2006

Cost of sales	$78	$43	$213
Research and development	1,085	1,916	2,447
Selling, general and administrative	1,559	1,258	1,339
Restructuring	609	40	112
Discontinued operations	60	245	173

Share based compensation expense before income taxes	3,391	3,502	4,284
Related income tax benefits	(88)	(152)	—

Share based compensation, net of income taxes	$3,303	$3,350	$4,284

15. NET PRODUCT REVENUE
Net product revenue was determined as follows:

(In thousands of U.S. dollars)	2008	2007	2006

Visudyne sales by Novartis	$141,865	$214,857	$353,759
Less: Marketing and distribution costs	(62,213)	(103,903)	(132,669)
Less: Inventory costs	(11,153)	(17,508)	(18,275)
Less: Royalties to third parties	(3,040)	(4,546)	(7,545)

	$65,459	$88,900	$195,270

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$32,730	$44,450	$97,635
Add: Advance on inventory costs from Novartis	7,142	11,332	15,063
Add: Royalties reimbursed to QLT	3,090	4,516	7,622
Add: Other costs reimbursed to QLT	5,343	7,432	9,046

Revenue from Visudyne sales	$48,305	$67,730	$129,366

Net product revenue from Eligard	37,877	28,127	22,493

	$86,182	$95,857	$151,859

For the year ended December 31, 2008, approximately 32% (2007 — 49%, 2006 — 52%) of total Visudyne sales were in Europe, 26% (2007 — 18%, 2006 — 20%) in the United States, and 42% (2007 - 34%, 2006 — 28%) in other markets worldwide.
16. RESTRUCTURING CHARGE
In January 2008, we restructured our operations in order to concentrate our resources on our Visudyne product and on our clinical development programs related to our proprietary punctal plug delivery technology and our PDT dermatology technology (Lemuteporfin). We provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $10.2 million of restructuring charges during the year ended December 31, 2008. Restructuring charges include contract termination costs and impairment charges on property, plant and equipment of approximately $1.8 million related to equipment used for activities which were eliminated pursuant to our restructuring. We expect to record additional restructuring charges of up to $0.2 — $0.4 million in 2009 related to severance, termination benefits and other costs, as we complete final activities associated with this restructuring. We anticipate paying most amounts by March 31, 2009.

The details of our restructuring are as follows:

	Employee		Contract
	Termination	Asset	Termination
(In thousands of U. S. dollars)	costs(1)	Write-downs	costs	Total

Balance at December 31, 2007(2)	$153	$—	$—	$153
Restructuring charge	8,284	1,539	339	10,162
Foreign exchange	(132)	—	—	(132)
Cash payments	(6,970)	—	(339)	(7,309)
Non-cash portion	(609)	(1,539)	—	(2,148)

Balance at December 31, 2008	$726	$—	$—	$726

(1)	Costs include severance, termination benefits, and outplacement support. Non-cash portion of employee termination costs relates to stock-based compensation.

(2)	Opening balance represents remaining balance from previous restructurings.
17. INCOME TAXES
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
The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands of U.S. dollars)

Balance at January 1, 2008	$2,070
Increases related to current year tax positions	110
Changes in tax positions of a prior period	(147)
Settlements	—
Lapse of Statute of Limitations	—

Balance at December 31, 2008	$2,033

The total amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would affect the effective tax rate is $2.0 million.
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
The Company and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we believe we are subject to tax. In jurisdictions in which the Company and its subsidiaries do not believe we are subject to tax and therefore do not file income tax returns, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of the Company or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that we claim, we are not aware of any material income tax examination currently in progress by any taxing jurisdiction. Our major tax jurisdictions are Canada and the U.S. With few exceptions, the Company and its subsidiaries should not be subject to Canadian income tax examinations in respect of taxation years before 2004 and U.S. income tax examinations in respect of taxation years before 1994.
Provision for (recovery of) income taxes
Income (loss) before income taxes, discontinued operations and extraordinary gain was as follows:

(In thousands of U.S. dollars)	2008	2007	2006

Canada	$9,825	$(121,947)	$44,782
United States and other	14,654	(14,026)	(102,706)

Income (loss) before income taxes and discontinued operations	$24,479	$(135,973)	$(57,924)

The components of the provision for (recovery of) income taxes were as follows:

(In thousands of U.S. dollars)	2008	2007	2006

Canada	$2,058	$(40,517)	$9,130
United States and other	7,469	7,870	6,004

Provision for (recovery of) income taxes	$9,527	$(32,647)	$15,134

(In thousands of U.S. dollars)	2008	2007	2006

Recovery of current and deferred income taxes	$47,945	$(32,864)	$(29,196)
Increase (decrease) in valuation allowance	(38,418)	217	44,330

Provision for (recovery of) income taxes	$9,527	$(32,647)	$15,134

(In thousands of U.S. dollars)	2008	2007	2006

Current income taxes	$9,287	$(37,579)	$25,526
Deferred income taxes	240	4,932	(10,392)

Provision for (recovery of) income taxes	$9,527	$(32,647)	$15,134

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax income consisted of the following:

(In thousands of U.S. dollars)	2008	2007	2006

Income (loss) before income taxes and discontinued operations	$24,479	$(135,973)	$(57,924)

Canadian statutory tax rates	31.00%	34.12%	34.12%

Expected income tax (recovery) provision	$7,589	$(46,394)	$(19,764)
Purchased in-process research and development	—	17,074	—
Net increase in valuation allowance	879	217	44,330
Provincial tax credits on patent sourced income	—	—	(4,582)
Non-taxable portion of capital gains	(1,694)	—	—
Tax cost of undistributed earnings of affiliates	1,613	—	—
Foreign tax rate differences	1,562	(1,485)	(3,013)
Investment tax credits	(963)	(2,532)	(1,685)
Recovery of prior year taxes	—	—	(1,576)
Prior year tax rate differences in loss carryback years	—	2,328	—
Realization of outside basis difference in foreign entity	—	(3,184)	—
Stock options	876	1,129	1,318
Future tax rate reductions	—	519	481
Other	(335)	(319)	(375)

Provision for (recovery of) income taxes	$9,527	$(32,647)	$15,134

Deferred tax assets and liabilities
The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

(In thousands of U.S. dollars)	2008	2007

Deferred tax assets
Net operating loss carryforwards	$37,817	$92,698
Research & development tax credit carryforwards	8,907	10,430
Capital loss carryforwards	31	11,709
Depreciable and amortizable assets	4,912	6,509
Provincial tax credits carryforwards on patent sourced income	—	5,783
Provision for non-completion of product inventory	1,837	2,294
Deferred revenue	1,117	1,633
Other temporary differences	811	988

Total gross deferred income tax assets	$55,432	$132,044
Less: valuation allowance	(13,291)	(105,611)

Total deferred income tax assets	$42,141	$26,433
Less: current portion	(9,835)	(19,392)

Net long-term portion of deferred income tax assets	$32,306	$7,041

Deferred tax liabilities
Tax cost of undistributed earnings	$(1,619)	$—
Capital gains reserve	(471)	—
Other temporary differences	—	(57)
Unrealized foreign exchange gains	—	(11,234)

Total deferred income tax liabilities	$(2,090)	$(11,291)

Net deferred income tax assets	$40,051	$15,142

During 2008, as a result of an evaluation of QLT USA’s prior earnings history, expected future earnings, and gains recorded on the divestiture of Aczone and out-licensing of Atrigel, we concluded that a valuation allowance was no longer required on substantially all of QLT USA’s tax attributes. This resulted in a reduction of our valuation allowance by $98.8 million relating to QLT USA’s tax attributes (which included tax loss carryforwards and research and development credit carryforwards) of which $44.1 million was recorded within continuing operations and the balance of $54.7 million was recorded within discontinued operations. Since a portion of the valuation allowance was established with respect to various tax attributes (including tax loss carryforwards and research and development credit carryforwards) that were acquired as part of the 2004 acquisition of Atrix, $39.3 million of the $44.1 million valuation allowance reduction in continuing operations during the year was allocated to reduce goodwill.
At December 31, 2008, a valuation allowance continues to be applied to certain of our loss carryforwards and research and development credit carryforwards in recognition of the uncertainty that such tax benefits will be realized. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may be limitations on the utilization of our accumulated net operating losses and federal and state tax credit carryforwards as a result of changes in control that have occurred.
At December 31, 2008, we had approximately $100.7 million of total operating loss carryforwards with approximately $93.7 million relating to our U.S. subsidiaries and $7.0 million relating to other foreign losses. The loss carryforwards expire at various dates through 2028. We also had approximately $9.0 million of research and development credits available for carryforward of which approximately $5.8 million were generated by our U.S. subsidiaries. The research and development credit carryforwards expire at various dates through 2028. We also had approximately $6.2 million of capital loss carryforwards of which approximately $6.1 million carryforward indefinitely. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities.
At December 31, 2008, deferred income taxes of $1.6 million have been provided for in respect of undistributed international earnings.
In 2008 and 2007, the combined Canadian federal and provincial statutory income tax rate was 31.0% and 34.12% respectively.
18. DISCONTINUED OPERATIONS
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008 in order to concentrate our resources on Visudyne and certain clinical development programs. Our restructuring plan provided for the sale of the land and building associated with our corporate headquarters in Vancouver, British Columbia, and the sale of the assets of QLT USA whose primary asset currently is the Eligard product line for the treatment of prostate cancer.
Assets related to Aczone were sold by QLT USA to Allergan in July 2008 for cash consideration of $150.0 million, pursuant to the terms of a purchase agreement executed on June 6, 2008. We recognized a pre-tax gain of $118.2 million related to this transaction. The assets sold include worldwide rights to Aczone, related inventory of $1.4 million and $27.8 million of goodwill allocated in accordance with SFAS 142. Aczone had a nil book value as it was recorded as in-process R&D upon the acquisition of Atrix in 2004.
On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt for its Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with our Eligard products. Under the terms of the license agreement and related asset purchase agreement, we received an upfront cash payment of $25.0 million and may receive potential milestone payments of up to $5.0 million based on the successful development of two Atrigel-formulated products. As part of the transaction, Reckitt acquired 18 employees from QLT USA and assumed the lease for most of its corporate facility located in Fort Collins, Colorado. We recognized a pre-tax gain of $16.7 million related to this transaction. The assets sold include equipment of $2.5 million, $4.6 million of goodwill allocated in accordance with SFAS 142, and a license for certain Atrigel rights with a nil book value.
On August 29, 2008, we completed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks for CAD$65.5 million. In conjunction with the sale, we entered into a five-year lease with Discovery Parks for approximately 30% of the facility and provided a two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12.0 million.
During the first quarter of 2006, we initiated an active plan to sell the generic dermatology business, dental business and related manufacturing facility of QLT USA in Fort Collins, Colorado and in December 2006, we completed the sale of these non-core assets to Tolmar, Inc.
In accordance with SFAS 144, the results of operations from the Aczone, Atrigel, generic dermatology, and dental businesses have been accounted for as discontinued operations. Accordingly, the results of operations related to these products have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. Long-term assets included as part of these divestitures have been reclassified as held for sale in the Condensed Consolidated Balance Sheet for the prior period. Although we have continued to pursue the sale of QLT USA, or its remaining assets, namely the Eligard product line and related assets, we do not have a firm purchase commitment within one year after being classified as held for sale and have accordingly classified the Eligard business and related assets as held and used.

In accordance with SFAS 13, Accounting for Leases, and SFAS 66, Accounting for Sales of Real Estate, all of the gain on the sale of our land and building was recorded in the three months ended September 30, 2008 under the full accrual method. We relinquished the right to substantially all of the property sold, leasing back a minor portion, and the sale and leaseback were treated as separate transactions based on their respective terms. Primarily as a result of the sale, certain equipment is no longer used in operations, resulting in impairment losses of $3.1 million which have been included in the net gain on sale of long-lived assets. The two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12.0 million was recorded as a held-to-maturity financial asset at its fair value at inception, and is carried at amortized cost.
The carrying values of assets held for sale are summarized below.

(In thousands of U.S. dollars)	December 31, 2008	December 31, 2007

Building	$—	$29,735
Land	—	7,187
Equipment	—	5,810

	$—	$42,732

Operating results of our Aczone, Atrigel, generic dermatology and dental businesses included in discontinued operations are summarized below.

(In thousands of U.S. dollars)	2008	2007	2006

Net revenue	$—	$—	$15,077

Write-down of assets held for sale	—	—	(8,592)

Operating pre-tax (loss) income	(10,219)	(10,599)	(27,778)
Gain (loss) on sale of discontinued operations	134,874	—	(10,488)

Pre-tax income (loss)	124,655	(10,599)	(38,266)

Income tax (provision) recovery*	(59,436)	3,928	9,719
Income tax recovery**	54,720	—	—

Net income (loss) from discontinued operations	$119,939	$(6,671)	$(28,547)

*	In 2008, the income tax provision relating to the gain on sale of Aczone discontinued operations (before application of loss carryforwards) was $55.2 million. Income tax provision relating to the gain on sale of Atrigel discontinued operations (before application of loss carryforwards) was $8.1 million.

**	During year ended December 31, 2008, we released our valuation allowance on substantially all of QLT USA’s tax assets. (See Note 17 — Income Taxes.)

19. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
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
We have various financial instruments that must be measured under the new fair value standard including: cash and cash equivalents, restricted cash, mortgage receivable, and forward currency contracts. Our mortgage receivable is recorded as a held-to-maturity financial asset and is carried at amortized cost. Based on a broker quote, the book value of our mortgage receivable approximates fair value. We currently do not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:
Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date. The fair value of our cash equivalents and restricted cash (money market funds) are based on quoted prices and therefore classified as Level 1.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs). Our Level 2 assets include our forward currency contracts(1).
Level 3 — Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

	Carrying Value	Fair Value Measurements at December 31, 2008
	December 31, 2008	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$165,395	$165,395	$—	$—
Restricted cash	124,578	124,578	—	—
Forward currency contracts	3,542	—	3,542	—

Total	$293,515	$289,973	$3,542	$—

Liabilities:
	$—	$—	$—	$—

We purchase goods and services primarily in Canadian dollars and U.S. dollars, or USD, and earn most of our revenues in USD. We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our USD denominated liabilities. We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with financially sound counterparties and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts for the year ended December 31, 2008, was approximately $3.6 million which was included in our results of operations. At December 31, 2008, we had an outstanding forward foreign currency contract as noted below.

	Maturity Period	Quantity (millions)	Price

Canadian / U.S. dollar forward contract to buy USD	2009	USD 28.0	1.0661 per USD

(1)	Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
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
Our accounts receivable, as at December 31, 2008 and December 31, 2007, respectively, comprised primarily amounts owing from Novartis, MediGene AG, and Sanofi-aventis.
Our mortgage receivable, as at December 31, 2008, comprises a two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12.0 million related the sale of our land building to Discovery Parks.
20. COMMITMENTS AND GUARANTEES
In the normal course of business, we enter into product supply agreements with contract manufacturers, which have purchase commitments that expire at various dates to 2010 and total $6.4 million, as well as other purchase commitments related to daily operations. In conjunction with the sale of our land and building on August 29, 2008, we entered into a five-year operating lease with Discovery Parks for office and laboratory space. We have two options to renew this lease for an additional five years each, at fair market value at the time of each renewal. Estimated operating lease payments for office space and office equipment payable over the next five years are as follows:

(In thousands of U.S. dollars)
Year ending December 31,

2009	$1,089
2010	1,085
2011	1,048
2012	975
2013	545
2014 and thereafter	—

Total	$4,742

Rent expense amounted to $0.7 million in 2008, $0.3 million in 2007, and $0.5 million in 2006.
In connection with the sale of assets and businesses, we provided indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2008, no amount has been accrued related to indemnities.
21. SEGMENT INFORMATION
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing therapeutics for human health care. Our chief operating decision makers review our operating results on a company-wide basis and manage our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.

Details of our revenues by category are as follows:
Revenues

(In thousands of U.S. dollars)	2008	2007	2006

Visudyne	$48,305	$67,730	$129,366
Eligard	71,520	58,489	43,592
Licensing, milestones and other	4,315	1,387	1,178

	$124,140	$127,606	$174,136

Details of our revenues and property, plant and equipment by geographic segments are as follows:
Revenues(1)

(In thousands of U.S. dollars)	2008	2007	2006

U.S.	$44,372	$42,456	$53,823
Europe	53,947	57,274	83,321
Canada	4,556	14,703	17,438
Japan	8,746	6,278	5,768
Other	12,519	6,895	13,786

	$124,140	$127,606	$174,136

Property, plant and equipment

(In thousands of U.S. dollars)	2008	2007

Canada	$2,799	$8,723
U.S.	385	1,294

	$3,184	$10,017

(1)	Revenues are attributable to a geographic segment based on the location of: (a) the customer, for net revenue and royalties; and (b) the head office of the contractor, in the case of revenues from contract research and development and collaborative arrangements.
Novartis and Sanofi contributed 10% or more of total revenues in each of the last three years, and MediGene contributed 10% or more of total revenues in 2008 and 2007, as presented in the following table:
Revenues

(In thousands of U.S. dollars)	2008	2007	2006

Novartis AG	$48,306	$67,731	$129,366
Sanofi	27,777	31,994	28,769
MediGene	39,995	21,762	12,680
22. CONTINGENCIES
We and certain of our subsidiaries are involved in litigation and may in the future become involved in various other litigations in the ordinary course of our business, which we consider to be potentially material to our business and are described below.

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
(a) Eligard Patent Litigation
On June 1, 2004, QLT USA’s Eligard marketing licensee for Eligard, MediGene, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of European Patent 0 202 065 (the "'065 patent”). The ‘065 patent expired on May 6, 2006.
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd., or Wako, and Takeda Pharma GmbH sought a provisional injunction in the Regional Court Hamburg, Germany, alleging that the marketing of Eligard by MediGene and its licensee Astellas in Germany violated the ‘065 patent. The Court denied that request.
On June 28, 2004, the Takeda companies and Wako filed a complaint in the Regional Court Düsseldorf, Germany, against MediGene and Astellas, alleging infringement of the ‘065 patent.
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit were null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako have appealed that decision to the Federal Court of Justice. The Federal Court of Justice has scheduled oral argument on the appeal to take place in mid 2009. A decision on the appeal is expected shortly after the oral argument, although the ultimate timing of a decision is uncertain. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision. It is uncertain when a decision of the appeal court in the ‘065 patent will be rendered.
Under agreements QLT USA entered into with MediGene and Astellas, QLT USA has provided certain indemnities to MediGene and Astellas including indemnities covering certain losses relating to infringement of a third party’s proprietary rights on and subject to the terms of those agreements.
The final outcome of the German Eligard patent litigation is not presently determinable or estimable and accordingly, no amounts have been accrued. There can be no assurance that the matter will finally be resolved in favor of QLT USA’s German licensees of Eligard or in our favor. If the German Eligard patent litigation is not resolved favorably, QLT USA’s German licensees could be found liable for damages and those licensees may attempt to assert a claim against QLT USA for indemnification of all or part of such damages. While we cannot estimate the potential damages in the German Eligard patent litigation, or what level of indemnification by QLT USA, if any, will be required in connection with the German Eligard patent litigation under the agreements with its German licensees, MediGene and Astellas, the amount of damages and indemnification could be substantial, which could have a material adverse impact on our financial condition. Alternatively, the German Eligard patent litigation could be resolved favorably or could be settled. An outcome could have a material adverse impact on our financial condition. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(b) Patent Litigation with MEEI; Litigation with MGH
In April 2000, MEEI filed a civil suit (Civil Action No. 00-10783-JLT) against QLT in the United States District Court for the District of Massachusetts, or the District Court, seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin, the active pharmaceutical ingredient in Visudyne as the photoactive agent in the treatment of certain eye diseases, including AMD.

In 2002, we moved for summary judgment against MEEI on all eight counts of MEEI’s complaint. The District Court granted our motion, dismissing all of MEEI’s claims.
MEEI appealed the decision of the District Court to the United States Court of Appeals for the First Circuit, or the Court of Appeals. In a decision dated June 15, 2005, the Court of Appeals upheld the dismissal of five of MEEI’s eight claims and remanded three of MEEI’s claims (unjust enrichment, unfair trade practices and misappropriation of trade secrets) to the District Court for further proceedings.
On November 6, 2006, a federal jury found us liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay MEEI 3.01% of worldwide Visudyne net sales. On July 18, 2007, the District Court entered a final judgment in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay MEEI 3.01% of all past, present and future worldwide Visudyne net sales. The District Court also awarded interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable, from April 24, 2000. The District Court also awarded MEEI its legal fees in an amount on $14.1 million, to which a reduction of $3.0 million previously agreed to by MEEI will be applied. The District Court dismissed MEEI’s claim for misappropriation of trade secrets and, having found that the claim of unjust enrichment was not triable to a jury, also dismissed MEEI’s claim for unjust enrichment.
As a result, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. We have also accrued, since July 2007, an additional $7.1 million based on 3.01% (the amount imposed by the District Court in its final judgment which is the subject of our appeal) of worldwide Visudyne net sales since June 30, 2007 pursuant to and pending outcome of the appeal of the judgment (recorded in the Consolidated Statements of Operations as “Accrued Cost of Sales re: MEEI”). Furthermore, we have accrued $8.3 million of interest expense related to the July 18, 2007 judgment.
On August 1, 2007, we filed a Notice of Appeal of the District Court’s final judgment to the District Court of Appeals. In order to stay the execution and enforcement of the judgment pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (which is the amount of the judgment plus 10%), as required by the District Court. To obtain the appeal bond, we were required to deposit cash, as security, to the bonding company in the full amount of the appeal bond, which was included in restricted cash on our Consolidated Balance Sheet as at December 31, 2007. Accrued interest income of $5.8 million on the cash deposit of $118.8 million has also been included in restricted cash as at December 31, 2008.
On January 12, 2009, the Court of Appeals affirmed the judgment of the District Court. The Court of Appeals upheld the liability and damages aspects of the 2007 judgment of the District Court in which we were found liable under Massachusetts state law for unfair trade practices and ordered to pay to MEEI damages equal to 3.01% on past, present and future worldwide Visudyne net sales plus interest and certain legal fees. The Court of Appeals remanded the legal fees aspect of the judgment to the District Court for further consideration. On January 26, 2009, we filed a petition for panel rehearing and rehearing en banc by the Court of Appeals. That petition was denied on February 23, 2009. We are considering our options for further appellate review.
Unless the decision is altered on further review, based on net sales of Visudyne through December 31, 2008 of approximately $2.6 billion, we estimate that the amount of damages and interest that we are required to pay MEEI is approximately $113.2 million. The amount of legal fees and post-judgment interest on those legal fees is yet to be determined. In addition, MGH has made a claim for increased payments based on the amounts we must pay to MEEI, a claim that we are disputing but that has not been resolved.
On February 11, 2009, the General Hospital Corporation, doing business as MGH, filed a complaint in the Superior Court of the Commonwealth of Massachusetts against QLT Phototherapeutics (Canada), Inc., a prior registered name for QLT. In its complaint, MGH alleges that it entered into a written agreement with us that requires us to pay MGH the same royalties that we pay MEEI on sales of Visudyne. As a result of the MEEI judgment, MGH has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of Massachusetts Chapter 93A, Sections 2 and 11, and unjust enrichment. MGH seeks a declaratory judgment that we are obligated to pay MGH past, present, and future royalties and other compensation based on the same 3.01% of worldwide Visudyne net sales awarded to MEEI, money damages and multiple damages in an amount to be proved at trial, pre-judgment interest, costs and attorneys’ fees as well as any other and further relief that the court deems just and proper. Under the MGH license agreement we pay a 0.5% royalty to MGH based on Visudyne sales in the U.S. and Canada. We intend to vigorously defend against the allegations, in part because our contract with MGH specifically limits any obligation to pay a higher royalty in a circumstance in which we have entered into a license agreement with MEEI at a royalty rate higher than the one agreed to between us and MGH, and it is our position that no such license agreement has been entered into. We believe that our position on the scope of our obligations to MGH is correct, and that, regardless of the outcome of the litigation with MEEI, we will not owe MGH additional payments. However, because this matter is now the subject of litigation, and the outcome of any litigation is uncertain, we can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.

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
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
Deloitte & Touche LLP, the independent registered chartered accountants that audited our December 31, 2008 consolidated annual financial statements, has issued an attestation report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of
QLT Inc.
We have audited the internal control over financial reporting of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 5, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 5, 2009

Item 9B.	OTHER INFORMATION
None

PART III
The Information required by Items 10 through 14 of Part III of this Report are incorporated by reference from the proxy statement for use in connection with the Company’s Annual Meeting of Shareholders to be held on May 5, 2009.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required for this Item is incorporated by reference from the information set forth under the headings “Director Nomination Process,” “Audited Consolidated Financial Statements and Additional Information,” “Audit and Risk Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Code of Ethics and Code of Exemplary Conduct,” “Election of Directors” and “Information Concerning Board Committees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 5, 2009.
We have a code of ethics and code of exemplary conduct for senior financial officers that applies to our principal executive officer, all senior financial managers, including the principal financial and accounting officer, our treasurer, controller, internal legal counsel, corporate secretary, and all other company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website at www.qltinc.com, and is incorporated by reference to the information set forth under the heading “Corporate Code of Ethics and Code of Exemplary Conduct” in our definitive proxy statement for our annual meeting of shareholders to be held on May 5, 2009. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website.
OUR EXECUTIVE OFFICERS
The following table sets forth information about our executive officers as of February 27, 2009. The executive officers listed below serve in their respective capabilities at the discretion of our Board of Directors.

Name	Age	Position
Robert L. Butchofsky	47	President and Chief Executive Officer
Cameron R. Nelson	43	Vice President, Finance and Chief Financial Officer
Linda M. Lupini	49	Senior Vice President, Human Resources and Organizational Development
Alexander R. Lussow	46	Vice President, Business Development

Item 11.	EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from the information set forth under the headings “Compensation of Non-Employee Directors,” “Equity-Based Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Executive Compensation Committee,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change-in-Control,” “Option Grants in Last Fiscal Year” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” in our definitive proxy statement for our annual meeting of shareholders to be held on May 5, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2008:

	(a)		(b)	(c)
				Number of securities
				remaining available for
	Number of securities			future issuance under
	to be issued upon		Weighted average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
PLAN CATEGORY	warrants and rights		warrants and rights	column (a))

Equity compensation plans approved by security holders	5,086,487	(1)	CAD $7.95	1,544,695

Equity compensation plans approved by security holders	255,207	(1)	USD $9.52	5,002,285

Total	5,341,694			6,546,980

(1)	We currently maintain two equity compensation plans that have been approved by shareholders which provide for the issuance of common stock to employees, officers and directors. These two equity compensation plans are designated as the 2000 Incentive Stock Option Plan and the 2000 Atrix Performance Stock Option Plan.
Other information required for this Item is incorporated by reference from the proxy statement for use in connection with the annual meeting of shareholders to be held on May 5, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from the information set forth under the headings “Indebtedness of Directors, Executive Officers and Senior Officers,” “Potential Payments Upon Termination or Change-In-Control,” “Interest of Certain Persons in Material Transactions” and “Information Concerning Board Committees” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 5, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from the information set forth under the heading “Appointment of Independent Auditors” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 5, 2009.

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

Schedule II — Valuation and Qualifying Accounts for the Years ended December 31, 2008, 2007 and 2006.

Provision for non-completion of product inventory (In thousands of U.S. dollars)

		Additions	Charged /
	Balance at	charged to	(credited) to	Write-offs
	beginning of	costs and	other	and provision	Balance at
Year	year	expenses	accounts(1)	reduction	end of year

2008	$4,613	$—	$(417)	$(461)	$3,735
2007	5,112	1,367	648	(2,514)	4,613
2006	3,828	2,737	1	(1,454)	5,112

(1)    Foreign currency translation adjustments.
          Reserve for inventory obsolescence
          (In thousands of U.S. dollars)

		Additions	Charged /
	Balance at	charged to	(credited) to	Write-offs
	beginning of	costs and	other	and provision	Balance at
Year	year	expenses	accounts(1)	reduction	end of year

2008	$3,020	$—	(549)	$—	$2,471
2007	—	3,074	(54)	—	3,020
2006	1,452	1,924	—	(3,376)	—

(1)    Foreign currency translation adjustments.
          Allowance for doubtful accounts
          (In thousands of U.S. dollars)

		Additions charged
	Balance at	/ (credited) to	Write-offs and	Balance at end
Year	beginning of year	costs and expenses	provision reduction	of year

2008	$125	$(11)	$(114)	$—
2007	125	—	—	125
2006	673	62	(610)	125

           Deferred tax asset valuation allowance
           (In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs and	Balance at end
Year	beginning of year	expenses	provision reduction	of year

2008	$105,611	$7,260	$(99,580)	$13,291
2007	106,690	4,236	(5,315)	105,611
2006	58,771	49,731	(1,812)	106,690
Exhibits
     The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: March 5, 2009

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

Signatures	Title	Date

/s/ Robert L. Butchofsky Robert L. Butchofsky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2009

/s/ Cameron R. Nelson Cameron R. Nelson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2009

/s/ C. Boyd Clarke C. Boyd Clarke	Chairman of the Board of Directors and Director	March 5, 2009

/s/ Bruce L.A. Carter Bruce L.A. Carter	Director	March 5, 2009

/s/ Peter A. Crossgrove Peter A. Crossgrove	Director	March 5, 2009

/s/ Ian J. Massey Ian J. Massey	Director	March 5, 2009

/s/ Jack L. Wood Jack L. Wood	Director	March 5, 2009

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

Exhibit	Description	Location

2.1	Asset Purchase Agreement, dated December 20, 2006,	Exhibit 2.1 to the Company’s Annual Report on Form
	by and among Tolmar, Inc., Dillford Company S.A. and	10-K for the year-ended December 31, 2006.
QLT USA, Inc. (1)

2.2	Agreement and Plan of Merger by and among QLT Inc,	Annex A to the Company’s Joint Proxy
	Aspen Acquisition Corp. and Atrix Laboratories, Inc.	Statement/Prospectus on Form S-4 dated October 14,
	dated as of June 14, 2004.	2004.

2.3	Agreement and Plan of Merger dated October 8, 2007,	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	by and among the Company, 3088923, Inc., ForSight	dated October 8, 2007 and filed with the Commission on
	Newco II, Inc. and the Stockholders Representatives	October 11, 2007.
named therein.(1)

2.4	Purchase Agreement, dated as of June 6, 2008, by and	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	between Allergan Sales, LLC and QLT USA, Inc.	dated June 6, 2008 and filed with the Commission on June
10, 2008.

3.0	Articles	Exhibit 3.2 to the Company’s Current Report on Form 8-K
dated May 25, 2005 and filed with the Commission on June
1, 2005.

4.1	Shareholder Rights Plan Agreement, as amended and	Exhibit 41 to the Company’s Current Report on
	restated, dated as of April 8, 2005, between QLT Inc.	Form 8-K dated April 8, 2005 and filed with the
	and ComputerShare Trust Company of Canada.	Commission on April 13, 2005.

4.2	Registration Rights Agreement, as amended and restated,	Exhibit 4.2 to the Company’s Quarterly Report
	dated as of December 17, 2004 by and between QLT Inc.,	on Form 10-Q for the quarter ended March 31,
	Elan International Services, Ltd., and Elan	2005.
Pharmaceutical Investments III, Ltd.

10.1	Agreement, dated April 8, 1982, between Dr. Julia Levy,	Exhibit to the Company’s Registration Statement
	Quadra Logic Technologies Inc. and the University of	on Form F-1 (File No. 33-31222) filed with the
	British Columbia.	Commission on September 25, 1989.

10.2	Agreement, dated January 15, 1988, between Dr. David	Exhibit to the Company’s Annual Report on Form
	Dolphin, Quadra Logic Technologies Inc. and the	20-F for the year ended December 31, 1988.
University of British Columbia.

10.3	Royalty Adjustment and Stock Option Agreement dated	Exhibit to the Company’s Amendment No. 1 to the
	August 10, 1989, between Quadra Logic Technologies Inc.	Registration Statement on Form F-1 dated
	and Dr. David Dolphin.	November 6, 1989.

10.4	Royalty Agreement, dated December 15, 1987, between	Exhibit to the Company’s Amendment No. 1 to the
	Quadra Logic Technologies Inc. and Dr. David Dolphin.	Registration Statement on Form F-1 dated
November 6, 1989.

10.5	1998 QLT Incentive Stock Option Plan.	Exhibit 10.68 to the Company’s Annual Report on
Form 10-K for the year ended December 31, 1998.

10.6*	2000 QLT Incentive Stock Option Plan (as amended in	Exhibit to the Company’s Registration Statement
	2002); (formerly numbered 10.70).	on Form S-8 filed with the Commission on
September 20, 2002.

10.7*	Employment Agreement dated December 18, 2001	Exhibit 10.77 to the Company’s Annual Report on

Exhibit	Description	Location

	between QLT Inc. and Paul J. Hastings.	Form 10-K for the year ended December 31, 2002.

10.8*	Employment Agreement dated May 19, 2000 between QLT	Exhibit 10.80 to the Company’s Annual Report on
	Inc. and Alain Curaudeau.	Form 10-K for the year ended December 31, 2002.

10.9	PDT Product Development, Manufacturing and Distribution	Exhibit to the Company’s Annual Report on Form
	Agreement, dated July 1, 1994, between Quadra Logic	10-K for the year ended December 31, 1995.
Technologies Inc. and CIBA Vision AG, Hettlingen (now
Novartis Pharma AG).

10.10	BPD-MA Verteporfin Supply Agreement, dated March 12,	Exhibit 10.54 to the Company’s Annual Report on
	1999 between QLT PhotoTherapeutics Inc. and Parkedale	Form 10-K for the year ended December 31, 1998.
Pharmaceuticals, Inc. (1)

10.11	BPD-MA Presome Supply Agreement, dated February 6,	Exhibit 10.55 to the Company’s Annual Report on
	2008 between QLT PhotoTherapeutics Inc. and Nippon	Form 10-K for the year ended December 31, 1998.
Fine Chemical Co., Ltd. (1)

10.12	BPD-MA Supply Agreement, dated December 11, 1998,	Exhibit 10.56 to the Company’s Annual Report on
	between QLT PhotoTherapeutics Inc. and Raylo Chemicals	Form 10-K for the year ended December 31, 1998.
Limited. (1)

10.13	License Agreement, dated December 8, 1998, between QLT	Exhibit 10.63 to the Company’s Annual Report on
	PhotoTherapeutics Inc. and The General Hospital	Form 10-K for the year ended December 31, 1998.
Corporation. (1)

10.14	Amending Agreement to PDT Product Development,	Exhibit 10.74 to the Company’s Quarterly Report
	Manufacturing and Distribution Agreement dated as of	on Form 10-Q for the quarter ended September
	July 23, 2001 between Novartis Ophthalmics AG and QLT	30, 2002.
Inc. (1)

10.15	Amending Agreement to PDT Product Development,	Exhibit 10.77 to the Company’s Quarterly Report
	Manufacturing and Distribution Agreement entered into	on Form 10-Q for the quarter ended June 30,
	July 22, 2003 between Novartis Ophthalmics AG (now a	2003.
division of Novartis Pharma AG) and QLT Inc.

10.16	Agreement and Plan of Merger by and among QLT Inc,	See Exhibit 2.2 above.
Aspen Acquisition Corp. and Atrix Laboratories, Inc.
dated as of June 14, 2004.

10.17	License and Royalty Agreement, dated as of August 8,	Exhibit 99.3 to Atrix Laboratories, Inc.’s
	2000 between Atrix Laboratories, Inc. and Pfizer Inc.	Current Report on Form 8-K dated August 8, 2000
and filed with the Commission on September 7,
2000.

10.18	Collaboration, Development and Supply Agreement dated	Exhibit 10.13 to Atrix Laboratories, Inc.’s
	as of August 28, 2000 between Atrix Laboratories, Inc.	Quarterly Report on Form 10-Q for the quarter
	and Sandoz, Inc. (formerly Geneva Pharmaceuticals,	ended September 30, 2000.
Inc.)

10.19	Collaboration, License and Supply Agreement dated as of	Exhibit 10.19 to the Company’s Annual Report on
	December 8, 2000 between Atrix Laboratories, Inc. and	Form 10-K for the year ended December 31, 2006.
Sanofi-Synthelabo Inc. as amended through February 15,
2007. (1)

10.20	Collaboration, License and Supply Agreement, dated as	Exhibit 10.20 to the Company’s Annual Report on
	of April 4, 2001, between Atrix Laboratories, Inc. and	Form 10-K for the year ended December 31, 2006.
MediGene as amended through May 17, 2006. (1)

10.21*	Separation Letter Agreement with Michael J. Doty.	Exhibit 10.1 to the Company’s Current Report on
Form 8-K dated April 15, 2005 and filed with
the Commission on April 21, 2005.

Exhibit	Description	Location

10.22*	QLT Inc. 2005 Cash Incentive Plan.	Exhibit 10.01 to the Company’s Current Report
on Form 8-K dated May 10, 2005 and filed with
the Commission on May 16, 2005.

10.23*	Deferred Share Unit Plan For Non-Employee Directors.	Exhibit 10.32 to the Company’s Quarterly Report
on Form 10-Q for the quarter ended June 30,
2005.

10.24*	Change Of Control Letter Agreement between QLT Inc. and	Exhibit 10.34 to the Company’s Quarterly Report
	Cameron Nelson.	on Form 10-Q for the quarter ended June 30,
2005.

10.25*	Letter Agreement dated September 23, 2005 between QLT	Exhibit 10.1 to the Company’s Current Report on
	Inc. and Paul J. Hastings.	Form 8-K dated September 23, 2005 and filed
with the Commission on September 26, 2005.

10.26*	Employment Agreement dated September 26, 2005 between	Exhibit 10.35 to the Company’s Quarterly Report
	QLT Inc. and Robert L. Butchofsky.	on Form 10-Q for the quarter ended September
30, 2005.

10.27*	Change of control letter agreement dated September 26,	Exhibit 10.36 to the Company’s Quarterly Report
	2005 for Robert L. Butchofsky.	on Form 10-Q for the quarter ended September
30, 2005.

10.28*	Employment Agreement dated November 8, 2005 between QLT Inc. and Cameron Nelson.	Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.29*	Consultancy Agreement, dated December 7, 2005, between	Exhibit 10.40 to the Company’s Annual Report on
	QLT Inc. and Dr. Mohammad Azab.	Form 10-K for the year ended December 31, 2005.

10.30*	Employment Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.31*	Change of Control Letter Agreement dated December 9,	Exhibit 10.42 to the Company’s Annual Report on
	2005 between QLT USA, Inc. and Michael R. Duncan.	Form 10-K for the year ended December 31, 2005.

10.32*	Form of Stock Option Agreement for stock option grants	Exhibit 10.43 to the Company’ Quarterly Report
	to senior employees and executive officers.	on Form 10-Q for the quarter ended June 30,
2006.

10.33*	Employment Agreement dated May 31, 2006 between QLT	Exhibit 10.44 to the Company’s Quarterly Report
	Inc. and Peter J. O’Callaghan.	on Form 10-Q for the quarter ended June 30,
2006.

10.34*	Change of Control Agreement dated May 31, 2006 between	Exhibit 10.45 to the Company’s Quarterly Report
	QLT Inc. and Peter J. O’Callaghan.	on Form 10-Q for the quarter ended June 30,
2006.

10.35	Settlement, Release and Patent License dated February	Exhibit 10.35 to the Company’s Annual Report on
	9, 2007 by and among Takeda Pharmaceutical Company	Form 10-K for the year ended December 31, 2006.
Limited, Wako Pure Chemical Industries, Ltd., TAP
Pharmaceutical Products Inc., Abbott Laboratories,
Limited — Laboratories Abbott, Limited, QLT USA, Inc.,
and Sanofi-Synthelabo, Inc.

10.36	Eligard Manufacturing and Supply Agreement, dated	Exhibit 10.36 to the Company’s Annual Report on
	December 22, 2006, between Tolmar, Inc. and QLT	Form 10-K for the year ended December 31,

Exhibit	Description	Location

	USA, Inc. (1)	2006.

10.37	Amended and Restated Contribution Agreement, dated	Exhibit 10.37 to the Company’s Annual Report on
	February 9, 2007, between Sanofi-Synthelabo, Inc. and	Form 10-K for the year ended December 31, 2006.
QLT USA, Inc. (1)

10.38	Settlement Agreement dated March 2, 2007, by and	Exhibit 10.4 to the Company’s Quarterly Report
	between the Company and Massachusetts Eye and Ear	on Form 10-Q for the quarter ended March 31,
	Infirmary.(1)	2007.

10.39	Separation Letter Agreement with Alain Curaudeau.	Exhibit 10.1 to the Company’s Current Report on
Form 8-K dated January 18, 2008 and filed with
the Commission on January 25, 2008.

10.40	Amended and Restated License Agreement, dated December 14, 2007 between QLT Inc. and the University of British Columbia.(1)	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.41*	2007 Cash Incentive Bonus Plan for Executive Officers.	Item 1.01 of the Company’s Current Report on
Form 8-K dated February 27, 2007 and filed with
the Commission on March 3, 2007.

10.42*	2007 Cash Incentive Compensation Structure for	Item 5.02 of the Company’s Current Report on
	Executive Officers.	Form 8-K dated May 17, 2007 and filed with the
Commission on May 23, 2007.

10.43*	2007 Base Salary for Chief Executive Officer.	Item 5.02 of the Company’s Current Report on
Form 8-K dated April 16, 2007 and filed with
the Commission on April 20, 2007.

10.44	QLT Guarantee dated June 6, 2008.	Exhibit 10.44 to the Company’s Current Report
on Form 8-K dated June 6, 2008 and filed with
the Commission on June 10, 2008.

10.45	Sale and Purchase Agreement dated May 15, 2008 by and	Exhibit 10.45 to the Company’s Quarterly Report
	among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and	on Form 10-Q for the quarter ended June 30,
	Discovery Parks Holdings Inc. as amended by each of: an	2008.
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
Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings
Inc. and an Eighth Amending Agreement dated August 7,
2008 by and among QLT Inc., 560677 B.C. Ltd., 630321
B.C. Ltd. and Discovery Parks

Exhibit	Description	Location

Holdings Ltd.

10.46	License Agreement dated August 25, 2008 by and between	Exhibit 10.1 to the Company’s Amended Current
	QLT USA, Inc. and Reckitt Benckiser Pharmaceuticals	Report on Form 8-K/A dated August 25, 2008 and
	Inc. (1)	filed with the Commission on September 3, 2008.

10.47	Amendment No. 8 to BPD-MA Presome Supply Agreement	Filed herewith.
dated December 29, 2008 by and between QLT Inc. and
Nippon Fine Chemical Co., Ltd. (1)

11	Statement re: computation of per share earnings.	Filed herewith.

21	Subsidiaries of QLT Inc.	Filed herewith.

23	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as	Filed herewith.
adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002: Robert L. Butchofsky, President and Chief
Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as	Filed herewith.
adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002: Cameron R. Nelson, Vice President,
Finance, and Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as	Filed herewith.
adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002: Robert L. Butchofsky, President and Chief
Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as	Filed herewith.
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