Form 10-Q
period 2009-03-31
QLT INC/BC
filed 2009-05-05
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17082
QLT INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 — 887 Great Northern Way, Vancouver, B.C., Canada	V5T 4T5

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (604) 707-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐

*	The registrant has not yet been phased into the interactive data requirements.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, the registrant had 54,620,328 outstanding Common Shares.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	March 31, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$130,149	$165,395
Restricted cash (Note 13)	124,847	124,578
Accounts receivable	24,634	31,096
Income taxes receivable	47,009	50,899
Inventories (Note 2)	9,105	11,633
Current portion of deferred income tax assets	7,683	9,835
Other (Note 3)	8,581	11,144

	352,008	404,580

Property, plant and equipment	2,753	3,184
Deferred income tax assets	29,319	30,216
Goodwill	23,145	23,145
Mortgage receivable	9,525	9,834
Long-term inventories and other assets (Note 4)	21,574	20,799

	$438,324	$491,758

LIABILITIES
Current liabilities
Accounts payable	$8,701	$9,115
Accrued restructuring charge (Note 7)	177	726
Accrued liabilities (Note 5)	129,804	129,512
Current portion of deferred revenue	5,245	5,673

	143,927	145,026

Uncertain tax position liabilities	1,815	2,033
Deferred revenue	1,102	1,469

	146,844	148,528

CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	514,009	702,221
March 31, 2009 — 54,620,328 shares
December 31, 2008 — 74,620,328 shares
Additional paid-in capital	267,906	123,367
Accumulated deficit	(578,263)	(579,564)
Accumulated other comprehensive income	87,828	97,206

	291,480	343,230

	$438,324	$491,758

See the accompanying “Notes to the Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars except share and per share information)	2009	2008

Revenues
Net product revenue (Note 9)	$20,817	$20,016
Royalties	8,907	6,301
Licensing, milestones and other	367	377

	30,091	26,694

Costs and expenses
Cost of sales	12,998	11,757
Research and development	5,886	8,048
Selling, general and administrative	5,202	7,164
Depreciation	344	1,022
Litigation (Note 12)	334	—
Restructuring (Note 7)	(123)	7,598

	24,641	35,589

Operating income (loss)	5,450	(8,895)

Investment and other income (expense)
Net foreign exchange gains	49	254
Interest income	1,377	2,318
Interest expense	(1,503)	(3,028)
Other gains	64	153

	(13)	(303)

Income (loss) from continuing operations before income taxes	5,437	(9,198)

(Provision for) recovery of income taxes	(4,136)	164

Income (loss) from continuing operations	1,301	(9,034)

(Loss) from discontinued operations, net of income taxes (Note 10)	—	(1,437)

Net income (loss)	$1,301	$(10,471)

Basic net income (loss) per common share
Continuing operations	$0.02	$(0.12)
Discontinued operations	—	(0.02)

Net income (loss)	$0.02	$(0.14)

Diluted net income (loss) per common share
Continuing operations	$0.02	$(0.12)
Discontinued operations	—	(0.02)

Net income (loss)	$0.02	$(0.14)

Weighted average number of common shares outstanding (thousands)
Basic	61,287	74,620
Diluted	61,287	74,620

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2009	2008

Cash used in operating activities
Net income (loss)	$1,301	$(10,471)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	344	1,022
Share-based compensation	482	1,355
Amortization of deferred financing expenses	—	343
Unrealized foreign exchange gain	2,033	3,993
Interest earned on restricted cash	(267)	(1,228)
Deferred income taxes	2,672	(1,036)
Loss on sale of property, plant and equipment	—	17
Impairment of property, plant and equipment	—	1,582
Changes in non-cash operating assets and liabilities
Accounts receivable	6,276	(40)
Inventories	1,128	1,323
Other current assets	2,344	(3,767)
Accounts payable	(539)	(869)
Income taxes receivable	2,616	185
Accrued restructuring charge	(540)	1,175
Other accrued liabilities	397	704
Deferred revenue	(666)	(481)

	17,581	(6,193)

Cash provided by investing activities
Net proceeds from sale of long-lived assets	63	—
Restricted cash	—	2,307
Purchase of property, plant and equipment	(56)	(182)
Other acquisition related costs	—	(30)

	7	2,095

Cash provided by financing activities
Common shares repurchased, including fees	(51,887)	—

	(51,887)	—

Effect of exchange rate changes on cash and cash equivalents	(947)	(2,666)

Net decrease in cash and cash equivalents	(35,246)	(6,764)
Cash and cash equivalents, beginning of period	165,395	126,731

Cash and cash equivalents, end of period	$130,149	$119,967

Supplementary cash flow information:

Interest paid	$—	$2,588
Income taxes paid	1,759	23

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other			Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income	Deficit	Income (Loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at December 31, 2007	74,620,328	$702,221	$119,779	$112,278	$(714,455)	$—	$219,823

Stock-based compensation	—	—	3,588	—	—	—	3,588

Other comprehensive income:

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(15,072)	—	(15,072)	(15,072)
Net income	—	—	—	—	134,891	134,891	134,891

Comprehensive income	—	—	—	—	—	119,819	—

Balance at December 31, 2008	74,620,328	$702,221	$123,367	$97,206	$(579,564)	$—	$343,230

Stock-based compensation	—	—	524	—	—	—	524

Common share repurchase	(20,000,000)	(188,212)	144,015	—	—	—	(44,197)

Other comprehensive income:

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(9,378)	—	(9,378)	(9,378)

Net income	—	—	—	—	1,301	1,301	1,301

Comprehensive loss	—	—	—	—	—	(8,077)	—

Balance at March 31, 2009	54,620,328	$514,009	$267,906	$87,828 (1)	$(578,263)	$—	$291,480

(1)	At March 31, 2009 our accumulated other comprehensive income is entirely related to cumulative translation adjustments from the application of U.S. dollar reporting.
See the accompanying “Notes to the Consolidated Financial Statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Throughout this Quarterly Report on Form 10-Q, the words “we”, “us”, “our”, “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, unless stated otherwise.
1. CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies, and have two commercial products, Visudyne® and Eligard®. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the ophthalmology field.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2008. All amounts are expressed in United States dollars unless otherwise noted.
During the third quarter of 2008 we completed the sale of Aczone and out-license of certain Atrigel rights. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-lived Assets, or SFAS 144, the results of operation from Aczone and Atrigel products were excluded from continuing operations and reported as discontinued operations for the prior period.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
Principles of Consolidation
These condensed consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. The principal subsidiaries included in our consolidated financial statements are QLT USA, Inc., (“QLT USA”), QLT Plug Delivery, Inc. and QLT Therapeutics, Inc., each of which is incorporated in the state of Delaware in the United States of America. All significant intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, litigation contingencies, classification of results between continuing and discontinued operations, provision for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, allocation of goodwill to divested businesses, the fair value of the mortgage receivable, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, stock-based compensation, provision for taxes, accruals for current income taxes receivable, amount of valuation allowance against deferred tax assets, and determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management.
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
With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG, or Novartis, we are responsible for Visudyne manufacturing and product supply, and Novartis is responsible for marketing and distribution of Visudyne. Our agreement with Novartis provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis, (2) an amount equal to 50% of Novartis’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis’ ability to market and distribute Visudyne to end customers.
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
Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of their carrying value or their estimated fair value. We cease to record depreciation or amortization expense at that time. During the third quarter of 2008, we completed the sale of Aczone and out-license of certain Atrigel rights.
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

Contingencies Related to Legal Proceedings
We are involved in a number of legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal proceedings, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot reasonably be estimated, no liability is recorded in the consolidated financial statements. Details of our potentially material legal proceedings are described in Note 12 — Contingencies. As of March 31, 2009, except for the liability accrued in relation to the Massachusetts Eye and Ear Infirmary, or MEEI, judgment and $0.3 million accrued to resolve another unrelated legal issue not material to QLT or its business, no other reserve has been established related to legal proceedings.
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
The following table sets out the computation of basic and diluted net income (loss) per common share:

	Three months ended
(In thousands of U.S. dollars, except	March 31,
share and per share data)	2009	2008
Numerator:
Income (loss) from continuing operations	$1,301	$(9,034)
Loss from discontinued operations, net of income taxes	—	(1,437)

Net income (loss)	$1,301	$(10,471)
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—

Adjusted income (loss)	$1,301	$(10,471)

Denominator: (thousands)
Weighted average common shares outstanding	61,287	74,620
Effect of dilutive securities:
Stock options	—	—
Convertible senior notes	—	—

Diluted potential common shares	—	—

Diluted weighted average common shares outstanding	61,287	74,620

Basic net income (loss) per common share
Continuing operations	$0.02	$(0.12)
Discontinued operations	—	(0.02)

Net income (loss)	$0.02	$(0.14)

Diluted net income (loss) per common share
Continuing operations	$0.02	$(0.12)
Discontinued operations	—	(0.02)

Net income (loss)	$0.02	$(0.14)

Excluded from the calculation of diluted net income per common share for the three months ended March 31, 2009 and March 31, 2008 were 5,103,929 and 4,917,433 shares, respectively, related to stock options because their effect was anti-dilutive. For the three months ended March 31, 2008, 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes were excluded because their effect was anti-dilutive. On September 15, 2008, we completed the redemption of the $172.5 million outstanding principal amount of our 3% convertible senior notes due in 2023. During the three months ended March 31, 2009, we completed a modified Dutch Auction tender offer described in Note 8 — Share Capital.

Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, restricted cash, trade receivables and payables, and mortgage receivable approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). For foreign currency spot and forward contracts, which are carried at their fair values, our fair value estimate incorporates quoted market prices at the balance sheet date. The fair value estimates presented in this report are based on information available to us as of March 31, 2009 and December 31, 2008.
Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS 141R, Business Combinations, or SFAS 141R, which replaced SFAS 141. This statement retains the purchase method of accounting for acquisitions but made a number of changes including the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. This statement will apply prospectively to business combinations for which the acquisition date occurs in the fiscal year beginning on or after December 15, 2008. The effect of the adoption of SFAS 141(R) will generally be limited to future acquisitions, except for certain tax treatment of previous acquisitions. SFAS 141(R) amended FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), and FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisition adjustments to business combination related deferred tax asset valuation allowances and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. All changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting (whether the combination was accounted for under SFAS 141 or SFAS 141(R)) must be recognized in current period income tax expense.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, or SFAS 160, which requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity, to clearly present the consolidated net income attributable to the parent and the noncontrolling interest on the face of the consolidated statement of income, and to account for transactions between an entity and noncontrolling interests as equity transactions. Additionally, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. This statement is effective for fiscal periods beginning after December 31, 2008. The adoption of SFAS 160 did not have a material impact on our financial condition, results of operations or cash flows.
In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial long-lived assets measured at fair value for an impairment assessment. The full adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 11 — Financial Instruments and Concentration of Credit Risk.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS 133, or SFAS 161. SFAS 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which for us begins with our 2009 fiscal year, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 did not affect our financial condition, results of operations or cash flows.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The adoption of SFAS 162 will not have a material impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.
In April 2008, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2. FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.
In April 2008, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for interim and annual periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.
2. INVENTORIES

(In thousands of U.S. dollars)	March 31, 2009	December 31, 2008

Raw materials and supplies	$4,646	$6,308
Work-in-process	29,256	30,445
Finished goods	1,185	256
Provision for excess inventory	(2,393)	(2,471)
Provision for non-completion of product inventory	(3,609)	(3,735)

	29,085	30,803
Less: Long-term inventory, net of provisions	19,980	19,170

	$9,105	$11,633

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $2.4 million, all of which was applied against our long-term inventory, reflects our forecast of future Visudyne demand.
We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended March 31, 2009, we charged $0.1 million against the provision for non-completion of product inventory as a result of batch failures. At March 31, 2009 and December 31, 2008, $1.8 million and $1.9 million, respectively, of the provision for non-completion of product inventory related to long-term inventory. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 — Long-Term Inventories and Other Assets.

3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	March 31, 2009	December 31, 2008

Inventory in transit held by Novartis	$5,180	$5,555
Foreign exchange contracts	791	3,542
Prepaid expenses and other	2,610	2,047

	$8,581	$11,144

Inventory in transit comprises finished goods that have been shipped to and are held by Novartis. Under the terms of the PDT Product Development, Manufacturing and Distribution Agreement, upon delivery of inventory to Novartis, we are entitled to an advance equal to our cost of inventory. The shipments are also included in deferred revenue at cost, and will be recognized as revenue in the period of the related product sale and delivery by Novartis to third parties, where collection is reasonably assured.
4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	March 31, 2009	December 31, 2008

Inventory, net of provisions	$19,980	$19,170
Other	1,594	1,629

	$21,574	$20,799

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2009	December 31, 2008

Litigation charge — MEEI judgment (Note 12)	$127,455	$125,119
Royalties	604	713
Compensation	1,700	3,257
Interest	41	418
Other	4	5

	$129,804	$129,512

6. FOREIGN EXCHANGE FACILITIES
We have one foreign exchange facility for the sole purpose of entering into foreign exchange contracts. It allows us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $70.0 million. The facility requires security in the form of cash or money market instruments based on contingent credit exposure for any outstanding foreign exchange transactions. At March 31, 2009, money market instruments totalling $6.6 million were pledged as security for these foreign exchange facilities.
7. RESTRUCTURING CHARGE
In January 2008, we restructured our operations in order to concentrate our resources on our Visudyne product and certain clinical development programs. We provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $10.2 million of restructuring charges during the year ended December 31, 2008 (with $7.6 million of these charges reported in the first quarter of 2008). We have substantially completed all activities associated with this restructuring, and in the first quarter of 2009 recorded a $0.1 million adjustment to our restructuring accrual. We expect the remaining restructuring charges in 2009 to be inconsequential.

The details of our restructuring are as follows:

Employee
Termination
(In thousands of U. S. dollars)	Costs(1)

Balance at December 31, 2008	$726
Restructuring adjustment	(123)
Foreign exchange	(10)
Cash payments	(485)
Non-cash portion(2)	69

Balance at March 31, 2009	$177

(1)	Costs include severance, termination benefits, and outplacement support.

(2)	Non-cash portion is stock-based compensation.
8. SHARE CAPITAL
(a) Share Buy-Back Program
On December 1, 2008, we announced our decision to proceed with a modified Dutch Auction tender offer to purchase a number of shares of our common stock not exceeding an aggregate purchase price of $50.0 million. Under this Dutch Auction tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than $2.20 and not greater than $2.50. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price per share within the range that allowed us to buy $50.0 million of shares properly tendered. The tender offer commenced on December 5, 2008 and expired on January 26, 2009. As a result of this tender offer, we accepted for purchase and cancellation 20 million common shares at a price of $2.50 per share, totalling $50.0 million. These shares represented approximately 26.8% of the shares outstanding as of January 26, 2009.
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date. There were no options granted for the three months ended March 31, 2009 or March 31, 2008, respectively.
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
The impact on our results of operations of recording stock-based compensation for the three-month periods ended March 31, 2009 and March 31, 2008 was as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2009	2008

Cost of sales	$9	$28
Research and development	227	328
Selling, general and administrative	315	441
Restructuring	(69)	537
Discontinued operations	—	29

Stock-based compensation expense before income taxes	482	1,363
Related income tax benefits	(13)	(26)

Stock-based compensation, net of income taxes	$469	$1,337

At March 31, 2009, total unrecognized estimated compensation cost related to non-vested stock options was $2.9 million, which is expected to be recognized over 36 months with a weighted-average period of 1.9 years. There were no stock options exercised during the three month periods ended March 31, 2009 or March 31, 2008, respectively. Share-based compensation capitalized as part of inventory was negligible during the three months ended March 31, 2009 and March 31, 2008. We recorded a negligible amount for related tax benefits during the three months ended March 31, 2009 and March 31, 2008.
9. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2009	2008

Visudyne sales by Novartis	$27,754	$36,480
Less: Marketing and distribution costs	(8,687)	(18,032)
Less: Inventory costs	(1,656)	(1,989)
Less: Royalties to third parties	(602)	(779)

	$16,809	$15,680

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$8,404	$7,840
Add: Advance on inventory costs from Novartis	1,943	1,355
Add: Royalties reimbursed to QLT	612	797
Add: Other costs reimbursed to QLT	820	1,912

Revenue from Visudyne sales	$11,779	$11,904

Net product revenue from Eligard	9,038	8,112

	$20,817	$20,016

For the three months ended March 31, 2009, approximately 31% of total Visudyne sales were in the United States, 25% were in Europe, and 44% in other markets worldwide. For the same period in 2008, approximately 25% of total Visudyne sales were in the United States, 36% were in Europe, and 39% in other markets worldwide.
10. DISCONTINUED OPERATIONS
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008. On July 11, 2008, assets relating to Aczone were sold, and on August 25, 2008, we entered into an exclusive out-license agreement for certain Atrigel rights as well as a related asset sale agreement. In accordance with SFAS No. 144, the results of operations from the Aczone and Atrigel products were excluded from continuing operations and reported as discontinued operations for the prior period.
Operating results of our Aczone and Atrigel businesses included in discontinued operations for the prior period are summarized as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2009	2008

Net revenue	$—	$—

Pre-tax loss	—	(2,318)
Recovery of income taxes	—	881

Net loss from discontinued operations	$—	$(1,437)

11. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We have various financial instruments that must be measured under the fair value standard including: cash and cash equivalents, restricted cash, mortgage receivable, and forward currency contracts. Our mortgage receivable is recorded as a held-to-maturity financial asset and is carried at amortized cost. Based on a pricing indication from a commercial real estate lender, the book value of our mortgage receivable approximates fair value. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

	Carrying Value	Fair Value Measurements at March 31, 2009
	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$130,149	$130,149	$—	$—
Restricted cash	124,847	124,847	—	—
Forward currency contracts(1)	791	—	791	—

Total	$255,787	$254,996	$791	$—

We purchase goods and services primarily in Canadian dollars, or CAD, and U.S. dollars, or USD, and earn most of our revenues in USD. We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our USD denominated liabilities. We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a financially sound counterparty and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized gain in respect of such foreign currency contracts as at March 31, 2009 was approximately $0.8 million, which was included in our results of operations. At March 31, 2009, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price
CAD / USD
forward contracts to buy USD	2009	USD 73.0	1.24615 per USD

(1)	Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
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
Our accounts receivable as at March 31, 2009 and December 31, 2008, respectively, comprised primarily amounts owing from Novartis, MediGene AG, or MediGene, and sanofi-aventis US LLC.
Our mortgage receivable as at March 31, 2009 comprised a two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD$12.0 million related the sale of our land and building to Discovery Parks Holdings Ltd. on August 29, 2008.
12. CONTINGENCIES
From time to time, we are involved in legal proceedings arising in the ordinary course of business.  Other than as set forth below, we believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position and results of operations or cash flows.

(a) Eligard Patent Litigation
On June 1, 2004 MediGene, QLT USA’s Eligard marketing licensee for Eligard in Europe, filed an action in the Federal Patent Court, Munich, Germany, seeking nullification of European Patent 0 202 065 (the “’065 patent”). The ‘065 patent expired on May 6, 2006.
On June 21, 2004, Takeda Chemical Industries Ltd., Wako Pure Chemical Industries, Ltd., or Wako, and Takeda Pharma GmbH, sought a provisional injunction in the Regional Court Hamburg, Germany, alleging that the marketing of Eligard by MediGene and its licensee Astellas Pharma Europe Ltd., or Astellas, in Germany violated the ‘065 patent. The Court denied that request.
On June 28, 2004, the Takeda companies and Wako filed a complaint in the Regional Court Düsseldorf, Germany, against MediGene and Astellas, alleging infringement of the ‘065 patent.
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit were null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako have appealed that decision to the Federal Court of Justice. The Federal Court of Justice has scheduled oral argument on the appeal to take place in mid-2009. A decision on the appeal is expected shortly after the oral argument, although the ultimate timing of a decision is uncertain. The Regional Court Düsseldorf has stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision.
Under agreements QLT USA entered into with MediGene and Astellas, QLT USA has provided certain indemnities to MediGene and Astellas including indemnities covering certain losses relating to infringement of a third party’s proprietary rights on and subject to the terms of those agreements.
The final outcome of the German Eligard patent litigation is not presently determinable or estimable and accordingly, no amounts have been accrued.  If the German Eligard patent litigation is not resolved in favor of QLT USA’s German licensees of Eligard, such licensees could be found liable for damages and may attempt to assert a claim against QLT USA for indemnification with respect to all or part of such damages, which could be substantial and have a material adverse impact on our financial condition. Alternatively, the German Eligard patent litigation could be resolved favorably or could be settled.  An adverse outcome could have a material adverse impact on our financial condition.  See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(b) Patent Litigation with MEEI; Litigation with MGH
In April 2000, MEEI filed a civil suit (Civil Action No. 00-10783-JLT) against QLT in the United States District Court for the District of Massachusetts, or the District Court, seeking to establish exclusive rights for MEEI as the owner of certain inventions relating to the use of verteporfin, the active pharmaceutical ingredient in Visudyne, as the photoactive agent in the treatment of certain eye diseases including age related macular degeneration, or AMD.
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
On November 6, 2006, a federal jury found us liable under Massachusetts state law for unjust enrichment and unfair trade practices and determined that we should pay MEEI 3.01% of worldwide Visudyne net sales. On July 18, 2007, the District Court entered a final judgment in which it found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay MEEI 3.01% of all past, present and future worldwide Visudyne net sales. The District Court also awarded interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable, from April 24, 2000. The District Court also awarded MEEI its legal fees in an amount of $14.1 million, to which a reduction of $3.0 million previously agreed to by MEEI was applied. The District Court dismissed MEEI’s claim for misappropriation of trade secrets and, having found that the claim of unjust enrichment was not triable to a jury, also dismissed MEEI’s claim to unjust enrichment.

As a result, in the second quarter of 2007, we recorded a charge of $110.2 million and accrued a litigation reserve in the same amount. We have also accrued, since July 2007, an additional $7.9 million based on 3.01% of worldwide Visudyne net sales since June 30, 2007 (recorded in the Consolidated Statements of Operations as “Cost of Sales”) as well as interest expense of $9.8 million of related to the July 18, 2007 judgment.
On August 1, 2007, we filed a Notice of Appeal of the District Court’s final judgment to the Court of Appeals. In order to stay the execution and enforcement of the judgment pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (the amount of the judgment plus 10%), as required by the District Court. To obtain the appeal bond, we were required to deposit cash, as security, to the bonding company in the full amount of the appeal bond, which is included in restricted cash on our Consolidated Balance Sheets. Accrued interest income of $6.1 million on the cash deposit of $118.8 million was also included in restricted cash as at March 31, 2009.
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
On April 15, 2009, the District Court issued an order releasing the appeal bond that we had posted in August 2007 and directed the bonding company to pay out the bond amount to MEEI. The District Court order also entered a judgment ordering us to pay MEEI $14.1 million in attorney’s fees and costs to MEEI, to which a reduction of $3.0 million previously agreed to by MEEI was applied. On April 23, 2009 the appeal bond amount of $124.8 million was released to MEEI, and we paid MEEI an additional $2.2 million to satisfy the difference between the District Court judgment plus attorney’s fees and interest, and the amount held by the bonding company. While the judgment has been satisfied, we continue to consider our options for further appellate review. We are in communication with Novartis about sharing in the cost of the judgment and the ongoing obligation.  However, there is no guarantee that they will agree to participate.
In addition, on February 11, 2009, the General Hospital Corporation, doing business as Massachusetts General Hospital, or MGH, filed a complaint in the Superior Court of the Commonwealth of Massachusetts, or the Superior Court, against QLT Phototherapeutics (Canada), Inc., a prior registered name for QLT. In its complaint, MGH alleges that it entered into a written agreement with us that requires us to pay MGH the same royalties that we pay MEEI on sales of Visudyne. As a result of the MEEI judgment, MGH has asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of Massachusetts Chapter 93A, Sections 2 and 11, and unjust enrichment. MGH seeks a declaratory judgment that we are obligated to pay MGH past, present, and future royalties and other compensation based on the same 3.01% of worldwide Visudyne net sales awarded to MEEI, money damages and multiple damages in an amount to be proved at trial, pre-judgment interest, costs and attorneys’ fees, as well as any other and further relief that the court deems just and proper. Under the existing MGH license agreement, we pay a 0.5% royalty to MGH based on Visudyne sales in the U.S. and Canada. We removed the case from the Superior Court to the United States District Court for the District of Massachusetts, or the District Court, on March 11, 2009 and filed a Motion to Dismiss the case on March 17, 2009. MGH has filed motions opposing both our removal of the case to the District Court and the Motion to Dismiss. The District Court will hold a hearing on both of these issues on May 21, 2009. The outcome of this hearing and of any litigation is uncertain, and we can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.
13. Subsequent Events
On April 23, 2009, the appeal bond amount of $124.8 million was released to MEEI, and we paid MEEI an additional $2.2 million to satisfy the difference between the District Court judgment plus attorney’s fees and interest, and the amount held by the bonding company. See Note 12 - Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2008. All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
OVERVIEW
We are a global biopharmaceutical company dedicated to the discovery, development and commercialization of innovative therapies, and have two commercial products, Visudyne and Eligard. Our research and development efforts are focused on the discovery and development of pharmaceutical products in the ophthalmology field.
Marketed Products
Our most significant sources of revenue are derived from sales of our Visudyne and Eligard products which are marketed through commercial licensees. Visudyne is used to treat subfoveal choroidal neovascularization (CNV) that occurs due to eye diseases known as wet age related macular degeneration, or wet AMD, due to pathologic myopia (severe near-sightedness that changes the shape of the eye, stretching the retina), presumed ocular histoplasmosis (fungal spore infection of the retina), and other macular diseases. Our Eligard line of products is used to treat prostate cancer. The Eligard product line includes one, three, four and six month commercial formulations of Atrigel technology combined with leuprolide acetate. We are continuing to pursue the sale of QLT USA or its remaining assets, principally the Eligard product line and related assets, but such a transaction will not be completed if we are unable to sell it on terms, including price, that are satisfactory to us.
Research and Development
We use revenue derived from the sales of Visudyne and Eligard to help fund our research and development, or R&D programs. The majority of our R&D effort is directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are initially targeting the treatment of glaucoma and ocular hypertension and are conducting Phase II studies in this program in 2009.
We are also continuing to study the effectiveness of Visudyne in patients with wet AMD by exploring its use in combination with the class of therapeutics known as anti-VEGF drugs, which prevent the growth of abnormal blood vessels that characterize wet AMD. We and Novartis have each initiated studies comparing the safety and efficacy of Visudyne in combination with Lucentis, an anti-VEGF drug. The purpose of the studies is to determine if combination therapy reduces re-treatment rates compared with Lucentis monotherapy while maintaining similar vision outcomes and an acceptable safety profile.
We have completed a Phase Ia safety study in healthy adults of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The drug is being developed for the potential treatment of Leber’s Congenital Amaurosis, or LCA, an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth. We are planning a Phase Ib trial in pediatric patients with LCA.
RESULTS OF OPERATIONS
For the three months ended March 31, 2009, we recorded net income of $1.3 million, or $0.02 net income per common share. These results compare with a net loss of $10.5 million, or $0.14 net loss per common share, for the three months ended March 31, 2008. Detailed discussion and analysis of our results of operations are as follows:

Revenues
Net Product Revenue
Net product revenue was determined as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2009	2008

Visudyne sales by Novartis	$27,754	$36,480
Less: Marketing and distribution costs(1)	(8,687)	(18,032)
Less: Inventory costs(2)	(1,656)	(1,989)
Less: Royalties to third parties(3)	(602)	(779)

	$16,809	$15,680

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$8,404	$7,840
Add: Advance on inventory costs from Novartis(4)	1,943	1,355
Add: Royalties reimbursed to QLT(5)	612	797
Add: Other costs reimbursed to QLT(6)	820	1,912

Revenue from Visudyne sales	$11,779	$11,904

Net product revenue from Eligard	9,038	8,112

	$20,817	$20,016

(1)	“Less: Marketing and distribution costs”

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

For the three months ended March 31, 2009, revenue from Visudyne declined by $0.1 million, or 1%, to $11.8 million compared to $11.9 million for the three months ended March 31, 2008. The decrease was due to a 24% decline in Visudyne sales by Novartis over the same period in the prior year as a result of decreased end user demand due to competing therapies, offset by a 52% reduction in marketing and distribution costs. For the three months ended March 31, 2009, approximately 31% of the total Visudyne sales by Novartis were in the U.S., 25% were in Europe, and 44% were in other markets worldwide. For the three months ended March 31, 2008, approximately 25% of the total Visudyne sales by Novartis were in the United States, 36% were in Europe, and 39% were in other markets worldwide. Overall, the ratio of our 50% share of Novartis’ net proceeds from Visudyne sales compared to total worldwide Visudyne sales was 30.3% for the three months ended March 31, 2009, up from 21.5% for the three months ended March 31, 2008.
For the three months ended March 31, 2009, net product revenue from Eligard increased by $0.9 million, or 11%, to $9.0 million, from $8.1 million for the three months ended March 31, 2008. The increase was due to increased shipments of Eligard to commercial licensees, which was driven by Eligard’s continued growth in Europe and the U.S.
Royalties
For the three months ended March 31, 2009, royalty revenue was $8.9 million, which was $2.6 million, or 41% higher than royalty revenue of $5.7 million for the same period in 2008. The increase is partially a result of a $1.8 million provision for a potential retroactive pricing rebate on certain sales of Eligard recorded in the three months ended March 31, 2008. The remaining increase is a result of Eligard’s continued growth in Europe and the U.S..
Costs and Expenses
Cost of Sales
For the three months ended March 31, 2009, cost of sales increased by 11% to $13.0 million compared to $11.8 million for the same period in 2008. The increase was mainly due to higher shipments of Eligard to our commercial licensees. Cost of sales related to Eligard increased from $8.5 million to $9.6 million in the three months ended March 31, 2009 compared to the same period in 2008. The increase was due to continued growth of the product in Europe and the U.S..
Costs of sales related to Visudyne increased from $3.3 million to $3.4 million in the quarter ended March 31, 2009 compared to the same period in 2008. The current period cost of sales related to Visudyne includes a $0.4 million charge for a loss on a minimum manufacturing purchase commitment and $0.6 million charge for an inventory write-down. Cost of sales related to Visudyne for both periods included 3.01% of worldwide Visudyne sales, pursuant to damages awarded in the judgment against us in the MEEI litigation. See Note 12(b) Contingencies in the “Notes to Condensed Consolidated Financial Statements” in this report. Unless the judgment is reversed or altered upon further appellate review, QLT will be required to continue to pay MEEI 3.01% of worldwide Visudyne net sales, and this amount will be reported in cost of sales. We are in communication with Novartis about sharing in the cost of the judgment and the ongoing obligation.  However, there is no guarantee that they will agree to participate.
Research and Development
Research and development, or R&D, expenditures decreased 27% to $5.9 million for the three months ended March 31, 2009 compared to $8.0 million in the same period in 2008. The decrease was a result of lower overhead expenses due to cost savings from restructuring and lower spending on Visudyne combination studies, partially offset by higher spending on punctal plug development.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	inability to design punctal plugs to function as expected,

•	delays or inability to formulate active ingredient in right concentration to deliver effective doses of drug,

•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	inability to operate without infringing the proprietary rights of others,

•	changes in the commercial marketplace,

•	difficulties in enrolling patients into or keeping them in our clinical studies,

•	delays in study progression, including study site, Institutional Review Board and regulatory delays,

•	failure to meet favorable study endpoints,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	inability to attract personnel or retain personnel with expertise required by our development program,

•	inability to manufacture sterile supplies necessary for composition of products,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors referenced under Item 1A, Risk Factors.
R&D expenditures by therapeutic area were as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2009	2008

Ocular	$5,712	$6,708
Dermatology	10	1,274
Other	164	66

	$5,886	$8,048

Selling, General and Administrative Expenses
For the three months ended March 31, 2009, selling, general and administrative, or SG&A, expenses decreased 27% to $5.2 million compared to $7.2 million for the three months ended March 31, 2008. The decrease was primarily due to cost savings from restructuring and higher Visudyne production in the three months ended March 31, 2009 compared to the same period in 2008, which resulted in an increased allocation of costs to manufacturing under our standard costing system.
Litigation
During the three months ended March 31, 2009, we incurred a charge of approximately $0.3 million in connection with the reimbursement of legal fees, accounting fees and other amounts to resolve legal issues not material to QLT or its business.
Restructuring Charge
During the three months ended March 31, 2008, we restructured our operations and during the three months ended March 31, 2009, we recorded a $0.1 million adjustment to our restructuring accrual related to severance, termination benefits and other costs as we complete final activities associated with this restructuring. For the three months ended March 31, 2008, we provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $7.6 million of restructuring charges which included a property, plant, and equipment impairment charge of $1.5 million. Annualized operating savings as a result of the 2008 restructuring, which was substantially completed by June 30, 2008, are approximately $11.0 million.
Investment and Other Income (Expense)
Net Foreign Exchange Gains
Net foreign exchange gains comprise gains from the impact of foreign exchange fluctuations on our cash and cash equivalents, restricted cash, derivative financial instruments, foreign currency receivables, foreign currency payables and, prior to its redemption in September 2008, U.S. dollar denominated convertible debt. See “Liquidity and Capital Resources – Interest and Foreign Exchange Rates.”

Details of our net foreign exchange gains were as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2009	2008

Cash and cash equivalents	$2,501	$1,902
Restricted cash	2,622	3,246
U.S. dollar convertible debt	—	(4,585)
Foreign exchange contracts	1,108	2,059
Foreign currency receivables and payables	(6,182)	(2,368)

Net foreign exchange gains	$49	$254

Interest Income
For the three months ended March 31, 2009, interest income decreased 41% to $1.4 million compared to $2.3 million for the same period in 2008. The decrease was primarily due to a substantial decline in interest rates partially offset by $0.7 million of interest earned on tax refunds, $0.2 million of interest earned on our second mortgage financing and a higher average cash balance compared to the same period in the prior year.
Interest Expense
Interest expense of $1.5 million for the three month period ended March 31, 2009 is entirely related to interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award. For the three months ended March 31, 2008, $3.0 million of interest expense comprised $1.3 million of interest accrued on the 3% convertible senior notes due in 2023 (which were redeemed on September 15, 2008), $0.3 million of amortization of deferred financing expenses related to the placement of these notes and interest expense of $1.4 million on the post judgment accrued liability associated with the MEEI patent litigation damage award.
Loss from Discontinued Operations
During the third quarter of 2008, we completed the sale of Aczone and out-license of certain Atrigel rights. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the results of operations from the Aczone and Atrigel products were excluded from continuing operations and reported as discontinued operations for the prior period.
Income Taxes
The effective income tax rate for the three month period ended March 31, 2009 was 76.1% compared to 1.8% for the same period in the prior year. The increase in the effective tax rate was primarily due to an increased valuation allowance against the tax benefit of losses associated with punctal plug development expenditures and changes in the overall mix of income (loss) in the jurisdictions in which we operate and it reflects the impact of a corporate reorganization and the outcome of items currently outstanding with tax authorities.
LIQUIDITY AND CAPITAL RESOURCES
General
Our cash resources and working capital, cash flow from operations, and other available financing resources will be utilized to fund current product development programs, operating requirements, and liability requirements.
We are continuing to pursue the sale of QLT USA or its remaining assets, principally the Eligard product line and related assets, but such a transaction will not be completed if we are unable to sell it on terms, including price that are satisfactory to us. If adequate capital is not available, our business could be materially and adversely affected. Other factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; the outcome of legal proceedings and damage awards; the progress of our R&D programs, including preclinical and clinical testing; potential future share repurchases; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; and our ability to establish collaborative arrangements with other organizations.
On April 15, 2009, the District Court issued an order releasing the appeal bond that we had posted in August 2007 and directed the bonding company to pay out the bond amount to MEEI. The District Court order also entered a judgment ordering us to pay MEEI $14.1 million in attorneys’ fees and costs to MEEI, to which a reduction of $3.0 million previously agreed to by MEEI was applied. On April 23, 2009, the appeal bond amount of $124.8 million was released to MEEI, and we paid MEEI an additional $2.2 million to satisfy the difference between the District Court judgment, plus attorneys’ fees and interest, and the amount held by the bonding company. We are in communication with Novartis about sharing in the cost of the judgment and the ongoing obligation.  However, there is no guarantee that they will agree to participate.
Sources and Uses of Cash
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sale of non-core assets and interest income.
The primary drivers of our operating cash flows during the three month period ended March 31, 2009 were cash payments related to the following: R&D activities, SG&A expenses, raw material purchases, manufacturing costs related to the production of Eligard, tax installments, and interest expense, offset by cash receipts from product revenues, royalties and milestone payment, interest income and a tax refund.

For the three month period ended March 31, 2009, we generated $17.6 million of cash from operations as compared to using $6.2 million for the same period in 2008. The $23.8 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from higher cash receipts from product sales, royalties and milestones of $7.5 million;

•	A positive cash flow variance from lower operating and inventory related expenditures of $7.2 million;

•	A positive cash flow variance from lower restructuring costs of $3.9 million;

•	A positive cash flow variance from a tax refund of $2.9 million;

•	A positive cash flow variance from higher foreign exchange gains of $2.6 million;

•	A positive cash flow variance from higher investment and other income of $2.3 million; and

•	A negative cash flow variance from tax installments of $1.7 million.
During the three month period ended March 31, 2009, the disposal of fixed assets of $0.1 million accounted for the most significant cash flows provided by investing activities offset by capital expenditures of $0.1 million.
For the three month period ended March 31, 2009, our cash flows used in financing activities consisted primarily of common shares repurchased, including share repurchase costs, of $51.9 million.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2009, we had $130.1 million in cash and cash equivalents. Approximately $106.1 million, or 82%, of the cash and cash equivalents was held in two U.S. Government money market funds that have maintained their net asset values and applied for coverage under the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds (Guarantee Program). The remaining balance was held in cash and term deposits. At March 31, 2009, our term deposits had an average remaining maturity of 15 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at March 31, 2009, the fair value of the term deposits would decline by an immaterial amount due to the short remaining maturity period. Since the remaining cash and cash equivalents were all held in money market funds and cash, changes in market interest rates do not impact their fair value.
To offset the foreign exchange impact of our U.S. dollar-denominated liabilities, we held approximately the equivalent amount in U.S. dollar-denominated cash, restricted cash, cash equivalents, accounts receivables and foreign currency contracts such that if the U.S. dollar were to increase in value by 10% against the Canadian dollar, the increase in the fair value of our U.S. dollar denominated liabilities would be approximately offset by the increase in fair value of our U.S. dollar-denominated cash, restricted cash, cash equivalents, accounts receivables and foreign currency contracts, resulting in an immaterial amount of unrealized foreign currency translation loss. As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains or losses in operations. The Canadian dollar is the functional currency of QLT Inc., while the U.S. dollar is our reporting currency. Since QLT Inc. holds a portion of its cash and cash equivalents in its functional currency, the Canadian dollar, we are subject to translation gains and losses. These translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income.
We enter into foreign exchange contracts to manage exposures to currency rate fluctuations related to our U.S. dollar-denominated liabilities. The net unrealized gain in respect of such foreign currency contracts for the three months ended March 31, 2009 was $0.8 million, and was included as part of the net foreign exchange gains in our results of operations.
At March 31, 2009, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price
CAD / USD
forward contracts to buy USD	2009	USD 73.0	1.24615 per USD
Contractual Obligations
Our material contractual obligations as of March 31, 2009 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, litigation contingencies, classification of results between continuing and discontinued operations, provisions for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, allocation of goodwill to divested businesses, the fair value of the mortgage receivable, accruals for compensation costs, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, stock-based compensation, provisions for taxes, accruals for current income taxes receivable, amount of valuation allowance against deferred tax assets, and determination of uncertain tax positions and uncertainties. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	anticipated levels of future sales of our products;

•	Novartis’ ongoing commitment to Visudyne;

•	our continued ability to supply our products to our customers;

•	our expectations regarding Visudyne label changes, reimbursement and sales;

•	our ability to successfully develop our latanoprost punctal plug delivery system (L-PPDS);

•	unanticipated future operating results;

•	our expectations as to the outcome of the MGH litigation against us and the effect of an adverse judgment;

•	our expectations as to the outcome of the German Eligard patent litigation commenced against QLT USA, Inc.’s German licensees by Takeda Chemical Industries Ltd. and Takeda Pharma GmbH;

•
our dependency on contract manufacturers and suppliers to manufacture our products at competitive prices and in accordance with FDA and other local and foreign regulatory requirements as well as our product specifications;

•	our expectations regarding future tax liability as a result of changes in estimates of prior years’ tax items and results of tax audits by tax authorities;

•	our expectations regarding our timing and ability to sell Eligard and related assets at prices acceptable to us or at all;

•	the anticipated timing, cost and progress of the development of our technology (including our punctal plug delivery system and our synthetic retinoid technology) and clinical trials;

•	the anticipated timing of regulatory submissions for our products;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for our products; and

•	the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products in development.
Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements and information included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or our objectives and plans will be achieved. Any forward-looking statement and forward-looking information speaks only as of the date on which it is made. Except to fulfill our obligations under the applicable securities laws, we undertake no obligation to update any such statement or information to reflect events or circumstances occurring after the date on which it is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 to the unaudited condensed consolidated financial statements as well as our Annual Report on Form 10-K for the year ended December 31, 2008.
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
No change was made to our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information updating legal proceedings can be found in “Part I, Item 1 Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 12(b) Contingencies, and is incorporated by reference herein.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 1, 2008, we announced our decision to proceed with a modified Dutch Auction tender offer to purchase a number of shares of our common stock that does not exceed an aggregate purchase price of $50.0 million. Under this Dutch Auction tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than $2.20 and not greater than $2.50. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price per share within the range that allowed us to buy $50.0 million of shares properly tendered. The tender offer commenced on December 5, 2008 and expired on January 26, 2009. As a result of this tender offer, we accepted for purchase and, in February 2009, cancelled 20 million common shares at a price of $2.50 per share, totalling $50.0 million.
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended March 31, 2009:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2009 through January 31, 2009	—	—	—	—

February 1, 2009 through February 28, 2009	20,000,000	$2.50	20,000,000	—

March 1, 2009 through March 31, 2009	—	—	—	—

Total	20,000,000	$2.50	20,000,000	—

ITEM 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: May 5, 2009	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2009	By:	/s/ Cameron R. Nelson
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