Form 10-Q
period 2009-06-30
QLT INC/BC
filed 2009-08-06
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17082
QLT INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101- 887 Great Northern Way, Vancouver, B.C., Canada	V5T 4T5

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (604) 707-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2009, the registrant had 54,620,328 outstanding Common Shares.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2009

ITEM	PAGE

PART I — FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS	1

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and June 30, 2008	2

Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2009 and June 30, 2008	3

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the three and six months ended June 30, 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

4. CONTROLS AND PROCEDURES	25

PART II — OTHER INFORMATION

1. LEGAL PROCEEDINGS	26

1A. RISK FACTORS	26

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

6. EXHIBITS	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	June 30, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$134,927	$165,395
Restricted cash (Note 12)	—	124,578
Accounts receivable	26,406	31,096
Income taxes receivable	48,092	50,899
Inventories (Note 2)	16,426	11,633
Current portion of deferred income tax assets	10,137	9,835
Other (Note 3)	6,950	11,144

	242,938	404,580

Property, plant and equipment	2,453	3,184
Deferred income tax assets	28,059	30,216
Goodwill	23,145	23,145
Mortgage receivable	10,325	9,834
Long-term inventories and other assets (Note 4)	17,072	20,799

	$323,992	$491,758

LIABILITIES
Current liabilities
Accounts payable	$8,194	$9,115
Accrued restructuring charge (Note 7)	139	726
Accrued liabilities (Note 5)	4,004	129,512
Current portion of deferred revenue	6,051	5,673

	18,388	145,026

Uncertain tax position liabilities	2,584	2,033
Deferred revenue	735	1,469

	21,707	148,528

CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	514,009	702,221
June 30, 2009 – 54,620,328 shares
December 31, 2008 – 74,620,328 shares
Additional paid in-capital	268,477	123,367
Accumulated deficit	(569,633)	(579,564)
Accumulated other comprehensive income	89,432	97,206

	302,285	343,230

	$323,992	$491,758

See the accompanying “Notes to the Unaudited Condensed Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars except share and per share information)	2009	2008	2009	2008

Revenues
Net product revenue (Note 9)	$19,959	$22,517	$40,775	$42,533
Royalties	12,678	7,736	21,585	14,037
Licensing, milestones and other	367	368	735	745

	33,004	30,621	63,095	57,315

Costs and expenses
Cost of sales	16,637	14,148	29,636	25,905
Research and development	7,225	8,114	13,111	16,162
Selling, general and administrative	4,540	4,882	9,742	12,046
Depreciation	354	1,080	697	2,101
Litigation	—	864	334	864
Restructuring (Note 7)	(33)	1,872	(156)	9,471

	28,723	30,960	53,364	66,549

Operating income (loss)	4,281	(339)	9,731	(9,234)

Investment and other income (expense)
Net foreign exchange gains (losses)	6,726	(17)	6,775	237
Interest income	588	1,619	1,965	3,936
Interest expense	(345)	(3,040)	(1,848)	(6,068)
Other gains	(40)	109	24	262

	6,929	(1,329)	6,916	(1,633)

Income (loss) from continuing operations before income taxes	11,210	(1,668)	16,647	(10,867)

Provision for income taxes	(2,581)	(1,066)	(6,716)	(902)

Income (loss) from continuing operations	8,629	(2,734)	9,931	(11,769)

Loss from discontinued operations, net of income taxes (Note 10)	—	(4,704)	—	(6,140)

Net income (loss)	$8,629	$(7,438)	$9,931	$(17,909)

Basic net income (loss) per common share
Continuing operations	$0.16	$(0.04)	$0.17	$(0.16)
Discontinued operations	—	(0.06)	—	(0.08)

Net income (loss)	$0.16	$(0.10)	$0.17	$(0.24)

Diluted net income (loss) per common share
Continuing operations	$0.16	$(0.04)	$0.17	$(0.16)
Discontinued operations	—	(0.06)	—	(0.08)

Net income (loss)	$0.16	$(0.10)	$0.17	$(0.24)

Weighted average number of common shares outstanding (thousands)
Basic	54,620	74,620	57,954	74,620
Diluted	54,620	74,620	57,954	74,620
See the accompanying “Notes to the Unaudited Condensed Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Cash provided by (used in) operating activities
Net income (loss)	$8,629	$(7,438)	$9,931	$(17,909)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	354	1,080	697	2,101
Write-down of inventory	4,638	7,066	4,638	7,066
Write-down of investment	128	—	128	—
Share-based compensation	553	678	1,035	2,041
Amortization of deferred financing expenses	—	342	—	685
Unrealized foreign exchange (gains) losses	(7,192)	29	(5,150)	5,613
Interest earned on restricted cash	(28)	(860)	(295)	(2,088)
Deferred income taxes	29	5,789	2,701	4,753
Changes in non-cash operating assets and liabilities
Appeal bond collateral	124,622	—	124,622	—
Accounts receivable	(1,117)	(5,595)	5,159	(5,635)
Inventories	(5,685)	(2,962)	(4,557)	(1,639)
Other assets	2,459	1,752	4,794	(2,015)
Accounts payable	(732)	1,357	(1,271)	488
Income taxes receivable / payable	2,085	(7,247)	4,701	(7,062)
Accrued restructuring charge	(51)	171	(591)	1,346
Other accrued liabilities	(125,739)	6,229	(125,342)	6,934
Deferred revenue	119	480	(547)	(1)

	3,072	871	20,653	(5,322)

Cash (used in) provided by investing activities
Restricted cash	—	—	—	2,307
Proceeds on disposal of property, plant and equipment	39	86	102	86
Purchase of property, plant and equipment	(70)	(37)	(126)	(219)
Other acquisition related costs	—	(11)	—	(41)

	(31)	38	(24)	2,133

Cash used in financing activities
Common shares repurchased, including fees	—	—	(51,889)	—

	—	—	(51,889)	—

Effect of exchange rate changes on cash and cash equivalents	1,737	14	792	(2,652)

Net increase (decrease) in cash and cash equivalents	4,778	923	(30,468)	(5,841)
Cash and cash equivalents, beginning of period	130,149	119,967	165,395	126,731

Cash and cash equivalents, end of period	$134,927	$120,890	$134,927	$120,890

Supplementary cash flow information:

Interest paid	$1,832 (1)	$32	$1,832 (1)	$2,620
Income taxes paid	577	1	2,336	24

(1)	At June 30, 2009 interest paid relates to the MEEI judgment.
See the accompanying “Notes to the Unaudited Condensed Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other			Total
(All amounts except share information	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
are expressed in thousands of U.S. dollars)	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity
Balance at December 31, 2007	74,620,328	$702,221	$119,779	$112,278	$(714,455)	—	$219,823
Stock-based compensation	—	—	3,588	—	—	—	3,588
Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(15,072)	—	(15,072)	(15,072)
Net income	—	—	—	—	134,891	134,891	134,891

Comprehensive income	—	—	—	—	—	119,819	—

Balance at December 31, 2008	74,620,328	$702,221	$123,367	$97,206	$(579,564)	$—	$343,230
Stock-based compensation	—	—	524	—	—	—	524
Common share repurchase	(20,000,000)	(188,212)	144,015	—	—	—	(44,197)
Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(9,378)	—	(9,378)	(9,378)
Net income	—	—	—	—	1,301	1,301	1,301

Comprehensive loss	—	—	—	—	—	(8,077)	—

Balance at March 31, 2009	54,620,328	$514,009	$267,906	$87,828	$(578,263)	$—	$291,480
Stock-based compensation	—	—	571	—	—	—	571
Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	1,604	—	1,604	1,604
Net income	—	—	—	—	8,629	8,629	8,629

Comprehensive income	—	—	—	—	—	10,233	—

Balance at June 30, 2009	54,620,328	$514,009	$268,477	$89,432 (1)	$(569,633)	$—	$302,285

(1)	At June 30, 2009 our accumulated other comprehensive income is entirely related to cumulative translation adjustments from the application of U.S. dollar reporting.
See the accompanying “Notes to the Unaudited Condensed Consolidated Financial Statements”.

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
During the third quarter of 2008, we completed the sale of Aczone and out-license of certain Atrigel rights. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, or SFAS 144, the results of operation from our Aczone and Atrigel products were excluded from continuing operations and reported as discontinued operations for the prior period.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, litigation contingencies, classification of results between continuing and discontinued operations, provision for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, allocation of goodwill to divested businesses, the fair value of the mortgage receivable, accruals for compensation expenses, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, stock-based compensation, provision for taxes, accruals for current income taxes, amount of valuation allowance against deferred tax assets, and determination of uncertain tax positions and contingencies. Actual results may differ from estimates made by management.
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
We do not offer our commercial licensees rebates or discounts in the normal course of business and have not experienced any material product returns; accordingly, we have not provided an allowance for rebates, discounts and returns.
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
Contingencies Related to Legal Proceedings
We are involved in a number of legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal proceedings, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot reasonably be estimated, no liability is recorded in the consolidated financial statements. Details of our potentially material legal proceedings are described in Note 12 — Contingencies. As of June 30, 2009, except for the $0.3 million accrued to resolve a legal issue not material to QLT or its business, no other reserve has been established related to legal proceedings.
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
The following table sets out the computation of basic and diluted net income (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars, except share and per share data)	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$8,629	$(2,734)	$9,931	$(11,769)
Loss from discontinued operations, net of income taxes	—	(4,704)	—	(6,140)

Net income (loss)	$8,629	$(7,438)	$9,931	$(17,909)

Denominator: (thousands)
Weighted average common shares outstanding	54,620	74,620	57,954	74,620
Effect of dilutive securities:
Stock options	—	—	—	—

Diluted weighted average common shares outstanding	54,620	74,620	57,954	74,620

Basic net income (loss) per common share
Continuing operations	$0.16	$(0.04)	$0.17	$(0.16)
Discontinued operations	—	(0.06)	—	(0.08)

Net income (loss)	$0.16	$(0.10)	$0.17	$(0.24)

Diluted net income (loss) per common share
Continuing operations	$0.16	$(0.04)	$0.17	$(0.16)
Discontinued operations	—	(0.06)	—	(0.08)

Net income (loss)	$0.16	$(0.10)	$0.17	$(0.24)

For the three and six months ended June 30, 2009, 5,942,226 shares related to stock options were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. For the three and six months ended June 30, 2008, 6,512,901 shares related to stock options were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. Also excluded were 9,692,637 shares related to the conversion of the $172.5 million 3% convertible senior notes for the three and six months ended June 30, 2008 because their effect was anti-dilutive. On September 15, 2008, we completed the redemption of the $172.5 million outstanding principal amount of our 3% convertible senior notes due in 2023.

Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, restricted cash, trade receivables and payables, and mortgage receivable approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). For foreign currency forward contracts, which are carried at their fair values, our fair value estimate incorporates quoted market prices for contracts with similar terms at the balance sheet date. The fair value estimates presented in this report are based on information available to us as of June 30, 2009 and December 31, 2008.
Subsequent Events
We evaluated subsequent events through August 6, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).
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
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 or SFAS 160 which requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity, to clearly present the consolidated net income attributable to the parent and the noncontrolling interest on the face of the consolidated statement of income, and to account for transactions between an entity and noncontrolling interests as equity transactions. Additionally, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. This statement is effective for fiscal periods beginning after December 31, 2008. The adoption of SFAS 160 did not have a material impact on our financial condition, results of operations or cash flows.
In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157, or SFAS 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial long-lived assets measured at fair value for an impairment assessment. The full adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 11 — Financial Instruments and Concentration of Credit Risk.
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
In April 2008, the FASB issued FASB Staff Position SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these standards did not have a material impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2. FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these standards did not have a material impact on our financial condition, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of these standards did not have a material impact on our financial condition, results of operations or cash flows.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The adoption of SFAS 162 will not have a material impact on our financial condition, results of operations or cash flows.
In May 2009, the FASB issued SFAS 165, Subsequent Events, or SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
2. INVENTORIES

(In thousands of U.S. dollars)	June 30, 2009	December 31, 2008

Raw materials and supplies	$8,450	$6,308
Work-in-process	32,496	30,445
Finished goods	1,851	256
Provision for excess inventory	(7,253)	(2,471)
Provision for non-completion of product inventory	(3,745)	(3,735)

	31,799	30,803
Less: Long-term inventory, net of provisions	(15,373)	(19,170)

	$16,426	$11,633

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $7.3 million, all of which was applied against our long-term inventory, reflects our forecast of future Visudyne demand. During the quarter ended June 30, 2009, we recorded a $4.6 million charge for potential excess Visudyne inventory.
We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended June 30, 2009, there were no material charges against the provision for non-completion of product inventory as a result of batch failures. At June 30, 2009 and December 31, 2008, $2.0 million and $1.9 million, respectively, of the provision for non-completion of product inventory related to long-term inventory. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 — Long-Term Inventories and Other Assets.

3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	June 30, 2009	December 31, 2008

Inventory in transit held by Novartis	$4,717	$5,555
Foreign exchange contracts	262	3,542
Prepaid expenses and other	1,971	2,047

	$6,950	$11,144

Inventory in transit comprises finished goods that have been shipped to and are held by Novartis. Under the terms of the PDT Product Development, Manufacturing and Distribution Agreement, upon delivery of inventory to Novartis, we are entitled to an advance equal to our cost of inventory. Shipments, for which we have received an advance, are included in deferred revenue at cost, and are recognized as revenue in the period of the related product sale and delivery by Novartis to third parties, when collection is reasonably assured.
4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	June 30, 2009	December 31, 2008

Inventory, net of provisions	$15,373	$19,170
Other	1,699	1,629

	$17,072	$20,799

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2009	December 31, 2008

Litigation charge — MEEI judgment (Note 12)	$—	$125,119
Royalties	677	713
Ongoing damages — MEEI judgment (Note 12)	872	—
Compensation	2,431	3,257
Interest	24	418
Other	—	5

	$4,004	$129,512

6. FOREIGN EXCHANGE FACILITIES
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. It allows us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $70.0 million. The facility requires security in the form of cash or money market instruments based on contingent credit exposure for any outstanding foreign exchange transactions. At June 30, 2009, money market instruments totaling $1.7 million were pledged as security for this foreign exchange facility.
7. RESTRUCTURING CHARGE
In January 2008, we restructured our operations in order to concentrate our resources on our Visudyne product and certain clinical development programs. We provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $10.2 million of restructuring charges during the year ended December 31, 2008 (with $9.5 million of these charges reported in the six months ended June 30, 2008). We have substantially completed all activities associated with this restructuring, and in the six months ended June 30, 2009, recorded a $0.2 million adjustment to our restructuring accrual. We expect the remaining restructuring charges related to the January 2008 restructuring to be inconsequential.

The details of our restructuring are as follows:

Employee
Termination
(In thousands of U. S. dollars)	Costs (1)

Balance at December 31, 2008	$726
Restructuring adjustment	(123)
Foreign exchange	(10)
Cash payments	(485)
Non-cash portion(2)	69

Balance at March 31, 2009	$177
Restructuring adjustment	(33)
Foreign exchange	14
Cash payments	(19)

Balance at June 30, 2009	$139

(1)	Costs include severance, termination benefits, and outplacement support.

(2)	Non-cash portion is stock-based compensation.
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
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Annualized volatility	53.6%	42.1%	53.6%	42.1%
Risk-free interest rate	1.7%	2.9%	1.7%	2.9%
Expected life (years)	3.6	3.9	3.6	3.9
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

The impact on our results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2009 and June 30, 2008 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
Cost of sales	$9	$29	$18	$57
Research and development	260	248	487	576
Selling, general and administrative	284	387	599	828
Restructuring charge	—	(17)	(69)	520
Discontinued operations	—	31	—	60

Stock-based compensation expense before income taxes	553	678	1,035	2,041
Related income tax benefits	(9)	(22)	(22)	(48)

Stock-based compensation, net of income taxes	$544	$656	$1,013	$1,993

At June 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options was $3.2 million, which is expected to be recognized over 36 months with a weighted-average period of 2.1 years. There were no stock options exercised during the three and six months ended June 30, 2009 or June 30, 2008, respectively. Share-based compensation capitalized as part of inventory was negligible for all periods presented above.
9. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Visudyne sales by Novartis	$28,985	$40,677	$56,739	$77,156
Less: Marketing and distribution costs	(8,786)	(17,900)	(17,473)	(35,932)
Less: Inventory costs	(1,476)	(3,073)	(3,132)	(5,062)
Less: Royalties to third parties	(626)	(869)	(1,228)	(1,647)

	$18,097	$18,835	$34,906	$34,515

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$9,049	$9,418	$17,453	$17,257
Add: Advance on inventory costs from Novartis	941	2,397	2,884	3,752
Add: Royalties reimbursed to QLT	625	879	1,236	1,676
Add: Other costs reimbursed to QLT	112	990	933	2,903

Revenue from Visudyne sales	$10,727	$13,684	$22,506	$25,588

Net product revenue from Eligard	9,232	8,833	18,269	16,945

	$19,959	$22,517	$40,775	$42,533

For the three months ended June 30, 2009, approximately 30% of total Visudyne sales were in the United States, 29% in Europe, and 41% in other markets worldwide. For the same period in 2008, approximately 25% of total Visudyne sales were in the United States, 35% in Europe, and 40% in other markets worldwide.
For the six months ended June 30, 2009, approximately 31% of total Visudyne sales were in the United States, 27% in Europe, and 42% in other markets worldwide. For the same period in 2008, approximately 25% of total Visudyne sales were in the United States, 35% in Europe, and 40% in other markets worldwide.

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
Operating results of our Aczone and Atrigel businesses included in discontinued operations for the prior period are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Net revenue	$—	$—	$—	$—

Pre-tax loss	—	(7,588)	—	(9,905)
Recovery of income taxes	—	2,884	—	3,765

Net loss from discontinued operations	$—	$(4,704)	$—	$(6,140)

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
The following table provides a summary of the fair values of assets and liabilities under SFAS 157:

	Carrying Value	Fair Value Measurements at June 30, 2009
	June 30, 2009	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$134,927	$134,927	$—	$—
Forward currency contracts (1)	262	—	262	—

Total	$135,189	$134,927	$262	$—

We purchase goods and services primarily in Canadian dollars, or CAD, and U.S. dollars, or USD, and earn most of our revenues in USD. We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future cash flows (in USD) other than our intercompany debt. We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a financially sound counterparty and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized loss in respect of such foreign currency contracts during the three months ended June 30, 2009 was approximately $0.6 million, which was included in our results of operations. At June 30, 2009, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price
CAD / USD
Forward contracts to sell USD	2009	USD 14.0	1.18360 per USD

(1)	Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
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
Our accounts receivable, as at June 30, 2009 and December 31, 2008, respectively, comprised primarily amounts owing from Novartis, MediGene AG, or MediGene, and sanofi-aventis US LLC.
Our mortgage receivable as at June 30, 2009 comprised a two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd. on August 29, 2008.

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
In April 2005, in the suit initiated by MediGene, the Federal Patent Court ruled that all of the patent claims asserted by the Takeda companies and Wako in their subsequent infringement suit were null and void in Germany for lack of novelty and lack of inventive step. Takeda and Wako appealed that decision to the Federal Court of Justice. The Federal Court of Justice scheduled oral argument on the appeal to take place July 9, 2009. The Regional Court Düsseldorf stayed the infringement action brought by Takeda and Wako in view of the Federal Patent Court’s decision.
Under agreements QLT USA entered into with MediGene and Astellas, QLT USA has provided certain indemnities to MediGene and Astellas including indemnities covering certain losses relating to infringement of a third party’s proprietary rights on and subject to the terms of those agreements.
On July 7, 2009, QLT, QLT USA, MediGene, and Astellas entered into an amicable settlement with the Takeda companies and Wako for the infringement proceedings before the Regional Court Düsseldorf, Germany based on the ‘065 patent (the “Infringement Proceedings”); and the nullity proceedings before the Federal Court of Justice in Germany (the “Nullity Proceedings”). Under the terms of the settlement agreement, on July 17, 2009, Takeda and Wako filed a brief for withdrawal from the Infringement Proceedings and the defendants in the Infringement Proceedings have consented to the withdrawal. MediGene filed a brief for withdrawal from the Nullity Proceedings on July 8, 2009. Each party assumes its own costs and there shall be no monetary compensation paid by any party to any other party.
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
On August 1, 2007, we filed a Notice of Appeal of the District Court’s final judgment to the Court of Appeals. In order to stay the execution and enforcement of the judgment pending appeal, we posted an appeal bond in the amount of approximately $118.8 million (the amount of the judgment plus 10%), as required by the District Court. To obtain the appeal bond, we were required to deposit cash, as security, to the bonding company in the full amount of the appeal bond, which was included in restricted cash on our Consolidated Balance Sheets.
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
On April 15, 2009, the District Court issued an order releasing the appeal bond that we had posted in August 2007 and directed the bonding company to pay out the bond amount to MEEI. The District Court order also entered a judgment ordering us to pay MEEI $14.1 million in attorney’s fees and costs to MEEI, to which a reduction of $3.0 million previously agreed to by MEEI was applied. On April 23, 2009, the appeal bond amount of $124.8 million was released to MEEI, and we paid MEEI an additional $2.2 million to satisfy the difference between the District Court judgment plus attorney’s fees and interest, and the amount held by the bonding company. We are not appealing the judgment further. We are in communication with Novartis about participating in the cost of the judgment and the ongoing obligation. However, there is no guarantee that they will agree to participate.
On June 24, 2009, MEEI filed an application for appellate attorneys’ fees of $0.8 million with the Court of Appeals. On July 24, 2009, we filed our opposition to this motion with the Court of Appeals. We are uncertain how or when the Court of Appeals will decide this issue. Since outcome is not presently determinable or estimable, no amount has been accrued.
In addition, on February 11, 2009, the General Hospital Corporation, doing business as Massachusetts General Hospital, or MGH, filed a complaint in the Superior Court of the Commonwealth of Massachusetts, or the Superior Court, against QLT Phototherapeutics (Canada), Inc., a prior registered name for QLT. In its complaint, MGH alleges that it entered into a written agreement with us that requires us to pay MGH the same amount that we pay MEEI on sales of Visudyne. As a result of the MEEI judgment, MGH asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, violation of Massachusetts Chapter 93A, Sections 2 and 11, and unjust enrichment. MGH is seeking a declaratory judgment that we are obligated to pay MGH past, present, and future royalties and other compensation based on the same 3.01% of worldwide Visudyne net sales awarded to MEEI, money damages and multiple damages in an amount to be proved at trial, pre-judgment interest, costs and attorneys’ fees, as well as any other and further relief that the court deems just and proper. Under the existing MGH license agreement, we pay a 0.5% royalty to MGH based on Visudyne sales in the U.S. and Canada. We removed the case from the Superior Court to the United States District Court for the District of Massachusetts, or the District Court, on March 11, 2009 and filed a Motion to Dismiss the case on March 17, 2009. MGH filed motions opposing both our removal of the case to the District Court and the Motion to Dismiss.
The District Court held a hearing on both of these issues on May 21, 2009 and issued a ruling dismissing all the claims filed by MGH except the claim made under Massachusetts General Law Chapter 93A, a consumer protection law which makes “unfair or deceptive acts or practices in the conduct of any trade or commerce” unlawful. In the ruling, the District Court also dismissed MGH’s motion to remand the case back to the Superior Court. Under the direction of the District Court, QLT and MGH are now in the process of discovery on the remaining claim.
The outcome of this claim and of any litigation is uncertain, and we can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.

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
Marketed Products
Our most significant sources of revenue are derived from sales of our Visudyne and Eligard products which are marketed through commercial licensees. Visudyne is used to treat subfoveal choroidal neovascularization (CNV) that occurs due to eye diseases known as wet age related macular degeneration, or wet AMD, pathologic myopia (severe near-sightedness that changes the shape of the eye, stretching the retina), presumed ocular histoplasmosis (fungal spore infection of the retina), and other macular diseases. Our Eligard line of products is used to treat prostate cancer. The Eligard product line includes one, three, four and six month commercial formulations of Atrigel technology combined with leuprolide acetate. We are continuing to pursue the sale of QLT USA or its remaining assets, principally the Eligard product line and related assets, but such a transaction will not be completed if we are unable to sell it on terms, including price, that are satisfactory to us.
Research and Development
We use revenue derived from the sales of Visudyne and Eligard to help fund our research and development, or R&D, programs. The majority of our R&D effort is directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are initially targeting the treatment of glaucoma and ocular hypertension and are presently conducting Phase II studies in this program.
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
We have completed a Phase Ia safety study in healthy adults of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The drug is being developed for the potential treatment of Leber’s Congenital Amaurosis, or LCA, an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth. We are planning to initiate a Phase Ib trial in pediatric patients with LCA in the second half of 2009.

RESULTS OF OPERATIONS
For the three and six months ended June 30, 2009, we recorded net income of $8.6 million and $9.9 million, or $0.16 and $0.17 net income per common share, respectively. These results compare with a net loss of $7.4 million and $17.9 million, or $0.10 and $0.24 net loss per common share for the three and six months ended June 30, 2008, respectively. Detailed discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
Net product revenue was determined as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Visudyne sales by Novartis	$28,985	$40,677	$56,739	$77,156
Less: Marketing and distribution costs(1)	(8,786)	(17,900)	(17,473)	(35,932)
Less: Inventory costs(2)	(1,476)	(3,073)	(3,132)	(5,062)
Less: Royalties to third parties(3)	(626)	(869)	(1,228)	(1,647)

	$18,097	$18,835	$34,906	$34,515

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$9,049	$9,418	$17,453	$17,257
Add: Advance on inventory costs from Novartis(4)	941	2,397	2,884	3,752
Add: Royalties reimbursed to QLT(5)	625	879	1,236	1,676
Add: Other costs reimbursed to QLT(6)	112	990	933	2,903

Revenue from Visudyne sales	$10,727	$13,684	$22,506	$25,588

Net product revenue from Eligard	9,232	8,833	18,269	16,945

	$19,959	$22,517	$40,775	$42,533

(1)	“Less: Marketing and distribution costs”
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
This represents Novartis’ cost of goods sold related to Visudyne. It includes the cost of bulk Visudyne we ship to Novartis and our provisions for certain excess or obsolete inventory, losses on manufacturing purchase commitments, plus Novartis’ packaging and labelling costs, freight and custom duties.

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
This represents the amount that Novartis advances to us for shipments of bulk Visudyne and reimbursement for certain inventory obsolescence. The price of the Visudyne shipments is determined based on the existing agreement between QLT and Novartis and represents our actual costs of producing Visudyne.

(5)	“Add: Royalties reimbursed to QLT”
This is related to item (3) above and represents the amounts we receive from Novartis in reimbursement for the actual royalty expenses we owe to third party licensors.

(6)	“Add: Other costs reimbursed to QLT”
This represents reimbursement by Novartis to us of our portion of the marketing and distribution costs described in (1) above. Our marketing and distribution costs include marketing support, certain legal and administrative expenses that we incur in support of Visudyne sales.

For the three months ended June 30, 2009, revenue from Visudyne sales of $10.7 million decreased by $3.0 million, or 22%, from the three months ended June 30, 2008. The decrease was primarily due to a 29% decline in Visudyne sales by Novartis over the same quarter in the prior year as a result of decreased end user demand due to competing therapies, offset by a 51% reduction in marketing and distribution costs. In the second quarter of 2009, approximately 30% of the total Visudyne sales by Novartis were in the U.S., 29% were in Europe, and 41% were in other markets worldwide. For the second quarter of 2008, approximately 25% of the total Visudyne sales by Novartis were in the United States, 35% were in Europe, and 40% were in other markets worldwide. Overall, the ratio of our 50% share of Novartis’ net proceeds from Visudyne sales compared to total worldwide Visudyne sales was 31.2% in the second quarter of 2009, up from 23.2% in the second quarter of 2008.
For the six months ended June 30, 2009, revenue from Visudyne sales of $22.5 million decreased by $3.1 million, or 12%, from the six months ended June 30, 2008. The decrease was primarily due to a 27% decline in Visudyne sales by Novartis over the same period in the prior year as a result of decreased end-user demand due to competing therapies, offset by a 51% reduction in marketing and distribution costs. In the six months ended June 30, 2009, approximately 31% of the total Visudyne sales by Novartis were in the U.S., 27% were in Europe, and 42% were in other markets worldwide. In the six months ended June 30, 2008, approximately 25% of the total Visudyne sales by Novartis were in the United States, 35% were in Europe, and 40% were in other markets worldwide. Overall, the ratio of our 50% share of Novartis’ net proceeds from Visudyne sales compared to total worldwide Visudyne sales was 30.8% in the six months ended June 30, 2009, up from 22.4% in the six months ended June 30, 2008.
For the three and six months ended June 30, 2009, net product revenue from Eligard of $9.2 million and $18.3 million increased by $0.4 million, or 5%, and $1.3 million, or 8%, respectively, over the same periods in the prior year. The increase was due to increased shipments of Eligard to commercial licensees, which was driven by Eligard’s continued growth.
Royalties
For the three months ended June 30, 2009, royalty revenue of $12.7 million was $4.9 million, or 64% higher compared to the same period in 2008. For the six months ended June 30, 2009, royalty revenue was $21.6 million, an increase of $7.5 million, or 54% compared to the same period in 2008. The three and six months ended June 30, 2009 included approximately $2.2 million of incremental revenue as a result of a reversal of a provision for a potential retroactive pricing rebate on certain sales of Eligard. In addition, the three and six months ended June 30, 2008 included a reduction in royalty revenue of $2.0 million and $1.5 million, respectively, related to the same provision. The remaining increase was a result of continued growth of Eligard sales in Europe and the U.S.
Costs and Expenses
Cost of Sales
For the three and six months ended June 30, 2009, cost of sales of $16.6 million and $29.6 million increased by $2.5 million, or 18% and $3.7 million, or 14% respectively, over the same period in the prior year. The increase was mainly due to a $4.6 million inventory write-down related to Visudyne, offset by lower cost of sales related to the drop in Visudyne sales. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. During the three months ended June 30, 2009, we concluded that based on our forecast of future Visudyne demand, certain early stage materials used in the manufacture of Visudyne were potential excess inventory. As a result, we provided a reserve against the excess inventory and recorded a charge of $4.6 million in cost of sales. Cost of sales related to Visudyne increased from $4.5 million to $7.1 million in the three months ended June 30, 2009 and from $7.7 million to $10.5 million in the six months ended June 30, 2009 compared to the same period in 2008.

Cost of sales related to Visudyne includes 3.01% of worldwide Visudyne net sales, pursuant to damages awarded in the judgment against us in the MEEI litigation. See Note 12(b) Contingencies in the “Notes to Condensed Consolidated Financial Statements” in this report. We are required to continue to pay MEEI 3.01% of worldwide Visudyne net sales, and this amount will be reported in cost of sales. We are in communication with Novartis about participating in the cost of the judgment and the ongoing obligation. However, there can be no assurance that Novartis will agree to participate.
For the three and six months ended June 30, 2009, cost of sales related to Eligard of $9.5 million and $19.1 million decreased by $0.2 million and increased by $0.9 million, respectively, over the same periods in the prior year. The prior period included a $0.6 million inventory write-down related to Eligard. Excluding the inventory write-down, the increase in Eligard cost of sales was a result of continued growth of the Eligard product.
Research and Development
For the three months ended June 30, 2009, research and development, or R&D, expenditures decreased 11% to $7.2 million compared to $8.1 million in the same period in 2008. For the six months ended June 30, 2009, R&D decreased 19% to $13.1 million compared to $16.2 million for the same period in 2008. The decrease was a result of lower overhead expenses due to cost savings from restructuring, lower spending on Visudyne combination studies, and lower spending on early stage research projects, partially offset by higher spending on punctal plug development.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	inability to design punctal plugs to function as expected,

•	delays or inability to formulate active ingredient in right concentration to deliver effective doses of drug,

•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	inability to operate without infringing the proprietary rights of others,

•	changes in the commercial marketplace,

•	difficulties in enrolling patients into or keeping them in our clinical studies,

•	delays in study progression, including study site, Institutional Review Board and regulatory delays,

•	failure to meet favorable study endpoints,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	inability to attract personnel or retain personnel with expertise required by our development program,

•	inability to manufacture sterile supplies necessary for composition of products,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors referenced under Item 1A, Risk Factors.
R&D expenditures by therapeutic area were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Ocular	$7,069	$7,093	$12,781	$13,802
Dermatology	—	966	10	2,240
Other	156	55	320	120

	$7,225	$8,114	$13,111	$16,162

Selling, General and Administrative Expenses
For the three months ended June 30, 2009, selling, general and administrative, or SG&A, expenses decreased 7% to $4.5 million compared to $4.9 million in the same period in 2008. For the six months ended June 30, 2009, SG&A decreased 19% to $9.7 million compared to $12.0 million for the same period in 2008. The decrease was primarily due to cost savings from our restructuring and higher inventory production compared to the same periods in 2008, which resulted in an increased allocation of costs to manufacturing under our standard costing system.

Litigation
There were no litigation charges related to contingencies during the three months ended June 30, 2009. During the six months ended June 30, 2009, we incurred a charge of approximately $0.3 million in connection with the reimbursement of legal fees, accounting fees and other amounts to resolve legal issues not material to QLT or its business.
Restructuring Charge
In January 2008, we restructured our operations and during the six months ended June 30, 2008, we provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $9.5 million of restructuring charges which included a property, plant, and equipment impairment charge of $1.5 million. During the three months ended June 30, 2009 we recorded a $0.1 million adjustment and during the six months ended June 30, 2009 we recorded a $0.2 million adjustment to our restructuring accrual related to severance, termination benefits and other costs as we complete final activities associated with this restructuring. Annualized operating savings as a result of the 2008 restructuring, which was substantially completed by June 30, 2008, are approximately $11.0 million.
Investment and Other Income (Expense)
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains (losses) comprise gains (losses) from the impact of foreign exchange fluctuation on our cash and cash equivalents, restricted cash, derivative financial instruments, foreign currency receivables, foreign currency payables, foreign currency intercompany debt and, prior to its redemption in September 2008, U.S. dollar denominated convertible debt. Differing functional currencies between QLT Inc. and QLT USA, Inc. result in gains and losses on our intercompany debt. As a result, for the three months ended June 30, 2009, the foreign currency receivables, payables and other include a foreign currency gain of approximately $8.0 million related to our intercompany debt. See “Liquidity and Capital Resources — Interest and Foreign Exchange Rates.”
Details of our net foreign exchange gains were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Cash and cash equivalents	$(512)	$77	$628	$1,978
Restricted cash	(3,979)	(447)	3	2,799
U.S. dollar convertible debt	—	649	—	(3,936)
Foreign exchange contracts	669	(231)	1,776	1,829
Foreign currency receivables, payables and other	10,548	(65)	4,368	(2,433)

Net foreign exchange gains (losses)	$6,726	$(17)	$6,775	$237

Interest Income
For the three months ended June 30, 2009, interest income decreased 64% to $0.6 million compared to $1.6 million for the same period in 2008. For the six months ended June 30, 2008, interest income decreased 50% to $2.0 million compared to $3.9 million for the same period in 2008. The decrease was primarily due to a substantial decline in interest rates and a lower average cash and restricted cash balance compared to the same period in the prior year, partially offset by interest earned on tax refunds, and interest earned on our second mortgage financing. For the six months ended June 30, 2009, interest income included $1.0 million of interest earned on tax refunds and $0.3 million of interest earned on our second mortgage receivable.
Interest Expense
For the three and six month periods ended June 30, 2009, interest expense of $0.3 million and $1.8 million, respectively, was entirely related to interest expense on the post judgment accrued liability associated with the MEEI litigation damage award.

For the three and six months ended June 30, 2008, $3.0 million and $6.1 million of interest expense, respectively, comprised interest accrued on the 3% convertible senior notes due in 2023 (which were redeemed on September 15, 2008), amortization of deferred financing expenses related to the placement of these notes and interest expense on the post judgment accrued liability associated with the MEEI litigation damage award. For the three and six month periods ended June 30, 2008 there was $1.4 million and $2.8 million of interest, respectively, related to the MEEI litigation included within interest expense.
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
Income Taxes
The effective income tax rate for the six month period ended June 30, 2009 was approximately 40% compared to approximately (-8)% for the same period in the prior year. The change in the effective tax rate was primarily due to a lower effective tax rate applicable to certain of our foreign exchange gains, and changes in our overall levels and mix of income (loss) in the jurisdictions in which we operate, including the associated impact on our valuation allowance (e.g. we have a valuation allowance against the tax benefit of losses associated with our punctal plug development expenditures). The effective income tax rate for the six months ended June 30, 2009 also reflected the impact of a planned internal corporate reorganization.
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
On April 15, 2009, the District Court issued an order releasing the appeal bond that we had posted in August 2007 and directed the bonding company to pay out the bond amount to MEEI. The District Court order also entered a judgment ordering us to pay MEEI $14.1 million in attorneys’ fees and costs to MEEI, to which a reduction of $3.0 million previously agreed to by MEEI was applied. On April 23, 2009, the appeal bond amount of $124.8 million was released to MEEI, and we paid MEEI an additional $2.2 million to satisfy the difference between the District Court judgment, plus attorneys’ fees and interest, and the amount held by the bonding company. We are in communication with Novartis about participating in the cost of the judgment and the ongoing obligation. However, there can be no assurance that Novartis will agree to participate.
Sources and Uses of Cash
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sale of non-core assets and interest income.
The primary drivers of our operating cash flows during the three and six months ended June 30, 2009 were cash flows related to the following: cash receipts from product revenues, royalties, interest income and a tax refund offset by payment to MEEI (including release of the appeal bond), R&D activities, SG&A expenses, raw material purchases, manufacturing costs related to the production of Eligard, tax installments and interest expense.

For the three month period ended June 30, 2009, we generated $3.1 million of cash from operations as compared to $0.9 million for the same period in 2008. The $2.2 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from higher cash receipts from product sales and royalties of $5.1 million;
•	A positive cash flow variance from lower restructuring costs of $1.6 million;
•	A negative cash flow variance from higher operating and inventory related expenditures of $2.3 million; and
•	A negative cash flow variance from settlement of the MEEI judgment resulting in the release of the appeal bond and an additional $2.2 million payment.
During the three month period ended June 30, 2009, capital expenditures of $0.1 million offset by the disposal of property, plant and equipment of a negligible amount accounted for the most significant cash flows used in investing activities.
For the three months ended June 30, 2009, there were no cash flows provided by financing activities.
For the six months ended June 30, 2009, we generated $20.7 million of cash from operations as compared to using $5.3 million for the same period in 2008. The $26.0 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from higher cash receipts from product sales and royalties of $12.6 million;
•	A positive cash flow variance from lower restructuring costs of $5.6 million;
•	A positive cash flow variance from lower operating and inventory related expenditures of $5.4 million;
•	A positive cash flow variance from higher foreign exchange gains of $2.6 million;
•	A positive cash flow variance from higher investment and other income of $2.0 million; and
•	A negative cash flow variance from settlement of the MEEI judgment resulting in the release of the appeal bond and an additional $2.2 million payment.
During the six months ended June 30, 2009, capital expenditures of $0.1 million offset by the disposal of property, plant and equipment of a similar amount accounted for the most significant cash flows used in investing activities.
For the six month period ended June 30, 2009, our cash flows used in financing activities consisted primarily of common shares repurchased for $51.9 million, including share repurchase costs.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2009, we had $134.9 million in cash and cash equivalents. Approximately $115.2 million, or 85%, of our cash and cash equivalents was held in two U.S. Government money market funds. Both funds have maintained their net asset values and one is participating in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. The remaining balance was held in cash and term deposits. At June 30, 2009, our term deposits had an average remaining maturity of 27 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at June 30, 2009, the fair value of the term deposits would decline by an immaterial amount due to the short remaining maturity period. Since our remaining cash and cash equivalents were all held in money market funds and cash, changes in market interest rates do not impact their fair value.
The Canadian dollar is the functional currency of QLT Inc., while the U.S. dollar is our reporting currency. As a result, U.S. dollar-denominated monetary assets and liabilities held by QLT Inc. are revalued and give rise to foreign currency gains (losses). To minimize these currency gains and losses, we enter into forward foreign exchange contracts to offset the difference between our U.S. dollar-denominated assets and liabilities, other than our intercompany debt. As such, if the U.S. dollar were to increase in value by 10% against the Canadian dollar, the result would be an immaterial amount of currency gains or losses, except for the currency gains (losses) on our U.S. dollar-denominated intercompany debt. Due to differing functional currencies between QLT Inc. and QLT USA Inc., our U.S. dollar denominated intercompany debt generates foreign currency gains and losses. A 10% increase in the value of the U.S. dollar against the Canadian dollar would create an unrealized foreign currency loss of approximately $9.5 million on our U.S. dollar-denominated intercompany debt outstanding at June 30, 2009.
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

We enter into forward foreign exchange contracts to manage exposures to currency rate fluctuations related to our U.S. dollar-denominated cash flows. For the three months ended June 30, 2009, the net unrealized loss related to such contracts was $0.6 million while for the six months ended June 30, 2009, the net unrealized gain related to the foreign exchange contracts was $0.2 million. The net unrealized gains (losses) were included as part of the net foreign exchange gains in our results of operations.
At June 30, 2009, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price
CAD / USD
Forward contracts to sell USD	2009	USD 14.0	1.1836 per USD
Contractual Obligations
Our material contractual obligations as of June 30, 2009 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
In preparing our consolidated financial statements, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant estimates are used for, but not limited to, litigation contingencies, classification of results between continuing and discontinued operations, provisions for non-completion of inventory, provision for obsolete inventory, classification of inventory between current and non-current, allowance for doubtful accounts, assessment of the recoverability of long-lived assets, assessment of impairment of goodwill, allocation of goodwill to divested businesses, the fair value of the mortgage receivable, accruals for compensation costs, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, stock-based compensation, provisions for taxes, accruals for current income taxes, amount of valuation allowance against deferred tax assets, and determination of uncertain tax positions and contingencies. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
The following factors, among others, including those described under Item 1A. Risk Factors, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
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
Updated financial guidance is contained in our earnings press release issued on July 28, 2009 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the earnings press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not incorporated by reference herein.

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
No change was made to our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information updating legal proceedings can be found in “Part I, Item 1 Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 12(b) Contingencies”, and is incorporated by reference herein.

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
On May 5, 2009, we held our annual meeting of shareholders. At the annual meeting, our shareholders voted on the election of directors, a proposal to approve the appointment of Deloitte and Touche LLP as our independent auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors, and a proposal to amend and restate the 2000 Incentive Stock Option Plan.
Each of the seven nominees to the Board of Directors identified and described in our proxy circular and proxy statement, dated March 30, 2009, was elected at the annual meeting, to hold office until our next annual meeting of shareholders or until his or her successor is duly elected, unless he or she resigns earlier. The vote on the resolution to elect seven directors is set forth below, and each of the directors was declared elected:

	NUMBER OF SHARES
DIRECTORS NOMINATED	FOR	AGAINST	WITHHELD	NON VOTE
Robert L. Butchofsky	36,918,383	0	3,259,267	2
Bruce L.A. Carter	37,280,126	0	2,897,524	2
C. Boyd Clarke	37,338,094	0	2,839,556	2
Peter A. Crossgrove	37,313,174	0	2,864,476	2
Kathryn E. Falberg	37,329,381	0	2,848,269	2
Ian J. Massey	37,266,911	0	2,910,739	2
L. Jack Wood	37,261,009	0	2,916,641	2
At the annual meeting, the shareholders approved the proposal to appoint Deloitte & Touche as our independent auditors for the ensuing year and to authorize the directors to fix the remuneration to be paid to the auditors. The vote on the resolution is set forth below, and the resolution was declared passed:

Shares For	Shares Against	Shares Withheld	Non-Votes

39,631,264	433,850	112,537	1

At the annual meeting, the shareholders voted on the proposal to amend and restate the 2000 Incentive Stock Option Plan. The vote on the resolution is set forth below, and the resolution was declared passed:

Shares For	Shares Against	Shares Withheld

14,958,598	3,831,621	85,449

ITEM 6.	EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: August 6, 2009	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.