Form 10-Q
period 2009-09-30
QLT INC/BC
filed 2009-11-06
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2009, the registrant had 54,630,692 outstanding Common Shares.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2009

ITEM		PAGE

PART I — FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and September 30, 2008	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2009 and September 30, 2008	3

	Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the three and nine months ended September 30, 2009	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

4.	CONTROLS AND PROCEDURES	28

PART II — OTHER INFORMATION

1.	LEGAL PROCEEDINGS	29

1A.	RISK FACTORS	29

6.	EXHIBITS	42

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	September 30, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$194,039	$165,395
Restricted cash (Note 12)	—	124,578
Accounts receivable	8,209	11,151
Income taxes receivable	407	41,801
Inventories (Note 2)	3,922	3,163
Current portion of deferred income tax assets	1,279	403
Mortgage receivable	11,221	—
Assets held for sale (Note 10)	58,543	72,763
Other (Note 3)	7,240	10,474

	284,860	429,728

Property, plant and equipment	2,345	3,113
Deferred income tax assets	6,772	5,139
Goodwill (Note 10)	23,145	23,145
Mortgage receivable	—	9,834
Long-term inventories and other assets (Note 4)	18,304	20,799

	$335,426	$491,758

LIABILITIES
Current liabilities
Accounts payable	$4,676	$4,865
Accrued restructuring charge (Note 7)	123	314
Accrued liabilities (Note 5)	4,097	129,473
Liabilities held for sale (Note 10)	7,316	8,906
Deferred revenue	4,306	4,204

	20,518	147,762

Uncertain tax position liabilities	1,447	766

	21,965	148,528

CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	514,056	702,221
September 30, 2009 – 54,630,692 shares
December 31, 2008 – 74,620,328 shares
Additional paid in-capital	269,035	123,367
Accumulated deficit	(560,712)	(579,564)
Accumulated other comprehensive income	91,082	97,206

	313,461	343,230

	$335,426	$491,758

See the accompanying “Notes to the Unaudited Condensed Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars except share and per share information)	2009	2008	2009	2008

Revenues
Net product revenue (Note 9)	$8,785	$10,868	$31,296	$36,462

Costs and expenses
Cost of sales	2,202	2,989	12,693	10,663
Research and development	7,375	6,887	20,486	23,049
Selling, general and administrative	4,500	4,422	12,484	15,519
Depreciation	370	464	1,061	2,566
Litigation	316	—	650	864
Gain on sale of long-lived assets	—	(21,289)	—	(21,289)
Restructuring (Note 7)	3	349	(144)	9,439

	14,766	(6,178)	47,230	40,811

Operating (loss) income	(5,981)	17,046	(15,934)	(4,349)

Investment and other income (expense)
Net foreign exchange gains (losses)	7,517	(296)	14,292	(58)
Interest income	1,853	1,853	3,818	5,789
Interest expense	—	(2,743)	(1,848)	(8,811)
Other (losses) gains	(9)	26	16	288

	9,361	(1,160)	16,278	(2,792)

Income (loss) from continuing operations before income taxes	3,380	15,886	344	(7,141)

Provision for income taxes	(1,144)	(3,749)	(472)	(144)

Income (loss) from continuing operations	2,236	12,137	(128)	(7,285)

Income from discontinued operations, net of income taxes (Note 10)	6,685	134,789	18,980	136,302

Net income	$8,921	$146,926	$18,852	$129,017

Basic net income per common share
Continuing operations	$0.04	$0.16	$(0.00)	$(0.10)
Discontinued operations	0.12	1.81	0.33	1.83

Net income	$0.16	$1.97	$0.33	$1.73

Diluted net income per common share
Continuing operations	$0.04	$0.16	$(0.00)	$(0.10)
Discontinued operations	0.12	1.81	0.33	1.83

Net income	$0.16	$1.97	$0.33	$1.73

Weighted average number of common shares outstanding (thousands)
Basic	54,624	74,620	56,844	74,620
Diluted	54,765	74,620	56,844	74,620
See the accompanying “Notes to the Unaudited Condensed Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Cash provided by (used in) operating activities
Net income (loss)	$8,921	$146,926	$18,852	$129,017
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	373	464	1,072	2,566
Write-down of inventory	—	—	4,638	7,066
Write-down of investment	—	—	128	—
Share-based compensation	547	789	1,582	2,830
Amortization of deferred financing expenses	—	166	—	851
Unrealized foreign exchange (gains) losses	(7,445)	511	(12,418)	6,122
Interest on restricted cash	—	(675)	(295)	(2,763)
Deferred income taxes	2,399	6,285	5,100	11,038
Gain on sale of long-lived assets	—	(21,289)	—	(21,289)
Gain on sale of discontinued operations	—	(134,264)	—	(134,264)
Changes in non-cash operating assets and liabilities
Appeal bond collateral	—	—	124,622	—
Accounts receivable	3,851	533	9,010	(5,102)
Inventories	2,255	(3,729)	(2,302)	(5,369)
Long term deposits and other assets	(222)	2,282	4,394	267
Accounts payable	349	331	(922)	819
Income taxes receivable / payable	47,100	(12,367)	51,801	(19,429)
Accrued restructuring charge	(27)	(349)	(618)	997
Other accrued liabilities	(298)	1,755	(125,640)	8,688
Deferred revenue	(1,023)	(1,633)	(1,570)	(1,633)

	56,780	(14,264)	77,434	(19,588)

Cash (used in) provided by investing activities
Net proceeds from sale of property, plant & equipment, net of mortgage	—	49,390	—	49,390
Net proceeds from sale of long-lived assets	—	170,537	—	170,537
Restricted cash	—	—	—	2,307
Purchase of property, plant and equipment	(469)	(199)	(492)	(374)

	(469)	219,728	(492)	221,860

Cash provided by (used in) financing activities
Redemption of convertible debt	—	(172,500)	—	(172,500)
Common shares repurchased, including fees	—	—	(51,889)	—
Issuance of common shares	35	—	35	—

	35	(172,500)	(51,854)	(172,500)

Effect of exchange rate changes on cash and cash equivalents	2,766	2,091	3,556	(558)

Net increase in cash and cash equivalents	59,112	35,055	28,644	29,214
Cash and cash equivalents, beginning of period	134,927	120,890	165,395	126,731

Cash and cash equivalents, end of period	$194,039	$155,945	$194,039	$155,945

Supplementary cash flow information:
Interest paid	$112	$2,882	$1,832 (1)	$5,501
Income taxes paid	572	16,901	2,908	16,925

(1)	At September 30, 2009 interest paid relates to the MEEI judgment.
See the accompanying “Notes to the Unaudited Condensed Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

				Accumulated
			Additional	Other			Total
(All amounts except share information are	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
expressed in thousands of U.S. dollars)	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	Equity
Balance at December 31, 2007	74,620,328	$702,221	$119,779	$112,278	$(714,455)	—	$219,823
Stock-based compensation	—	—	3,588	—	—	—	3,588

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(15,072)	—	(15,072)	(15,072)
Net income	—	—	—	—	134,891	134,891	134,891

Comprehensive income	—	—	—	—	—	119,819	—

Balance at December 31, 2008	74,620,328	$702,221	$123,367	$97,206	$(579,564)	$—	$343,230
Stock-based compensation	—	—	524	—	—	—	524
Common share repurchase	(20,000,000)	(188,212)	144,015	—	—	—	(44,197)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(9,378)	—	(9,378)	(9,378)
Net income	—	—	—	—	1,301	1,301	1,301

Comprehensive loss	—	—	—	—	—	(8,077)	—

Balance at March 31, 2009	54,620,328	$514,009	$267,906	$87,828	$(578,263)	$—	$291,480
Stock-based compensation	—	—	571	—	—	—	571

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	1,604	—	1,604	1,604
Net income	—	—	—	—	8,629	8,629	8,629

Comprehensive income	—	—	—	—	—	10,233	—

Balance at June 30, 2009	54,620,328	$514,009	$268,477	$89,432	$(569,633)	$—	$302,285

Exercise of stock options at prices ranging from CAD $2.44 to CAD $3.73 per share	10,364	47	(12)	—	—	—	35
Stock-based compensation	—	—	570	—	—	—	570

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	1,650	—	1,650	1,650
Net income	—	—	—	—	8,921	8,921	8,921

Comprehensive income	—	—	—	—	—	10,571	—

Balance at September 30, 2009	54,630,692	$514,056	$269,035	$91,082 (1)	$(560,712)	$—	$313,461

(1)	At September 30, 2009 our accumulated other comprehensive income is entirely related to cumulative translation adjustments from the application of U.S. dollar reporting.
See the accompanying “Notes to the Unaudited Condensed Consolidated Financial Statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Throughout this Quarterly Report on Form 10-Q, the words “we”, “us”, “our”, “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, unless stated otherwise.
1. CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a pharmaceutical company dedicated to the development and commercialization of innovative therapies for the eye. We are focused on our commercial product Visudyne® for the treatment of wet-AMD, and the development of drugs to be delivered in our proprietary punctal plug devices. On October 1, 2009, our Eligard® product line was divested as part of the sale of all of the shares of our wholly owned U.S. subsidiary, QLT USA, Inc.
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
In June 2009, the FASB issued the Accounting Standards Codification, or Codification. Effective this quarter, the Codification became the single source for all authoritative generally accepted accounting principles, or GAAP, recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact our financial position or results of operations.
On October, 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our wholly owned U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Previously, during the third quarter of 2008, we completed the sale of Aczone®, a topical treatment for acne vulgaris, to Allergan Sales, LLC pursuant to an asset purchase agreement, and we out-licensed certain Atrigel rights to Reckitt Benckiser Pharmaceuticals Inc. pursuant to a license agreement and a related asset sale agreement. In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
Principles of Consolidation
These condensed consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. The principal subsidiaries included in our consolidated financial statements are QLT USA (sold on October 1, 2009), QLT Plug Delivery, Inc. and QLT Therapeutics, Inc., each of which is incorporated in the state of Delaware in the United States of America. All significant intercompany transactions have been eliminated.
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
Goodwill Impairment
In accordance with the accounting standard for goodwill, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill, all of which relates to our acquisition of Atrix Laboratories, Inc., which we renamed QLT USA. During the third quarter of 2009, we performed our annual impairment test, and did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount. The entire amount of goodwill of $23.1 million will be allocated to the disposal of all the shares of QLT USA, in the period ended December 31, 2009.
Revenue Recognition
Net Product Revenue
Our net product revenues are derived from sales of Visudyne and Eligard. Net product revenues from Eligard have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.
With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (“Novartis”), we are responsible for Visudyne manufacturing and product supply, and Novartis is responsible for marketing and distribution of Visudyne. We utilize contract manufacturers for Visudyne production. Our agreement with Novartis provides that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis, (2) an amount equal to 50% of Novartis’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery to Novartis has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurs when Novartis has sold Visudyne to its end customers. Our revenue from Visudyne will fluctuate dependent upon Novartis’ ability to market and distribute Visudyne to end customers. See Note 13 — Subsequent Events.
With respect to Eligard, under the terms of the license agreements with QLT USA’s commercial licensees, we are responsible for Eligard manufacturing and supply and receive from our commercial licensees an agreed upon sales price upon shipment to them. We utilize contract manufacturers for Eligard production. We also earn royalties from certain commercial licensees based upon their sales of Eligard products to end customers, which are included in royalty revenue. We recognize net product revenue from Eligard product sales when persuasive evidence of an arrangement exists, product is shipped and title is transferred to our commercial licensees, collectibility is reasonably assured and the price is fixed or determinable. Our net product revenue from Eligard will fluctuate dependent upon our ability to deliver Eligard products to our commercial licensees. Our Eligard commercial licensees are responsible for all products after shipment from our facility. Under this calculation of revenue, we recognize net product revenue from Eligard at the time of shipment to our commercial licensees. See Note 13 — Subsequent Events.
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
Contingencies Related to Legal Proceedings
We are involved in a number of legal proceedings, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In these legal proceedings, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We record a liability in the consolidated financial statements for these actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or cannot reasonably be estimated, no liability is recorded in the consolidated financial statements. Details of our potentially material legal proceedings are described in Note 12 — Contingencies. As of September 30, 2009, except for a $0.3 million litigation charge accrued to resolve an issue not material to QLT or its business, no other reserve has been established related to legal proceedings.
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

The following table sets out the computation of basic and diluted net income (loss) per common share:

	Three months ended		Nine months ended
(In thousands of U.S. dollars, except	September 30,		September 30,
share and per share data)	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$2,236	$12,137	$(128)	$(7,285)
Income from discontinued operations, net of income taxes	6,685	134,789	18,980	136,302

Net income	$8,921	$146,926	$18,852	$129,017

Denominator: (thousands)
Weighted average common shares outstanding	54,624	74,620	56,844	74,620
Effect of dilutive securities:
Stock options	141	—	—	—

Diluted weighted average common shares outstanding	54,765	74,620	56,844	74,620

For the three and nine months ended September 30, 2009, 4,794,290 and 5,908,273 shares, respectively, related to stock options were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. For the three and nine months ended September 30, 2008, 6,064,688 shares related to stock options were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive. For the three and nine months ended September 30, 2008, 8,112,316 shares and 9,160,075 shares, respectively, related to the conversion of the $172.5 million 3% convertible senior notes were excluded because their effect was anti-dilutive. On September 15, 2008, we completed the redemption of the $172.5 million outstanding principal amount of our 3% convertible senior notes due in 2023.
Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, restricted cash, trade receivables and payables, and mortgage receivable approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). For foreign currency forward contracts, which are carried at their fair values, our fair value estimate incorporates quoted market prices for contracts with similar terms at the balance sheet date. The fair value estimates presented in this report are based on information available to us as of September 30, 2009 and December 31, 2008.
Subsequent Events
We evaluated subsequent events through November 5, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC). See Note 13 — Subsequent events.
Recently Issued Accounting Standards
In October 2009, the FASB issued EITF 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Asset, an amendment of FASB Statement No. 140, which was later superseded by the FASB Codification and included in ASC topic 860. Among other items the provision removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective January 1, 2010. We do not expect the adoption of this pronouncement to have a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. We are currently evaluating the impact of adopting this pronouncement.
Recently Adopted Accounting Standards
In December 2007, the FASB issued SFAS 141R, Business Combinations, or SFAS 141R, which was later superseded by the FASB codification and included ASC topic 805. Effective January 1, 2009, we adopted the newly issued accounting standard for business combinations. This standard retains the purchase method of accounting for acquisitions but made a number of changes including the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. Due to the fact that this guidance is applicable to acquisitions completed after January 1, 2009 and we did not have any business combinations in the first nine months of 2009, the adoption did not impact our financial position or results of operations. The standard also amended accounting for uncertainty in income taxes as required by the Income Tax Topic of the Codification. Previously, accounting standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new standard does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether or not the business combination was accounted for under this guidance, will be recognized in current period income tax expense. The adoption of the amendment to the income tax topic did not have a material impact on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 or SFAS 160, which was later superseded by the FASB codification and included ASC subtopic 810-10. Effective January 1, 2009, we adopted the newly issued accounting standard for noncontrolling interests. This standard requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity, to clearly present the consolidated net income attributable to the parent and the noncontrolling interest on the face of the consolidated statement of income, and to account for transactions between an entity and noncontrolling interests as equity transactions. Additionally, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157, or SFAS 157, which was later superseded by the FASB codification and included ASC topic 820. Effective January 1, 2009, we adopted the newly issued accounting standard for fair value measurements and disclosures with respect to non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial long-lived assets measured at fair value for an impairment assessment. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. See Note 11 - Financial Instruments and Concentration of Credit Risk.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS 133, or SFAS 161, which was later superseded by the FASB codification and included ASC topic 815. Effective January 1, 2009, we adopted the newly issued accounting standard for disclosures about derivative instruments and hedging activities. Under this standard, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under the accounting standard for derivative instruments and hedging activities; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Since this standard requires only additional disclosures concerning derivatives and hedging activities, adoption did not affect our financial condition, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4, which was later superseded by the FASB codification and included ASC topic 820. Effective April 1, 2009, we adopted the newly issued accounting standard for determining whether a market is not active and a transaction is not distressed. This standard provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, which were later superseded by the FASB codification and included ASC topic 320. Effective April 1, 2009, we adopted the newly issued accounting standards for recognition and presentation of other-than-temporary impairments. These standards provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicate when an other-than-temporary impairment event has occurred. These accounting standards apply to debt securities. The adoption of these standards did not have a material impact on our financial condition, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1, which were later superseded by the FASB codification and included ASC topic 825. Effective April 1, 2009, we adopted the newly issued accounting standard for interim disclosures about fair value of financial instruments. This standard requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, which was later superseded by the FASB codification and included ASC topic 105. Effective July 1, 2009, we adopted the newly issued accounting standard related to the hierarchy of generally accepted accounting principles. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
In May 2009, the FASB issued SFAS 165, Subsequent Events, or SFAS 165, which was later superseded by the FASB codification and included ASC topic 855. Effective July 1, 2009, we adopted the newly issued accounting standard related to subsequent events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
2. INVENTORIES

(In thousands of U.S. dollars)	September 30, 2009	December 31, 2008

Raw materials and supplies	$234	$49
Work-in-process	30,522	26,629
Provision for excess inventory	(7,883)	(2,471)
Provision for non-completion of product inventory	(2,139)	(1,874)

	20,734	22,333
Less: Long-term inventory, net of provisions	(16,812)	(19,170)

	$3,922	$3,163

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $7.9 million, all of which was applied against our long-term inventory, reflects our forecast of future Visudyne demand. During the nine months ended September 30, 2009, we recorded a $4.6 million charge for potential excess Visudyne inventory.
We record a provision for non-completion of product inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended September 30, 2009, there were no charges against the provision for non-completion of product inventory as a result of batch failures. At September 30, 2009 and December 31, 2008, $2.1 million and $1.9 million, respectively, of the provision for non-completion of product inventory related to long-term inventory. We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 — Long-Term Inventories and Other Assets.

3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	September 30, 2009	December 31, 2008

Inventory in transit held by Novartis	$5,642	$5,555
Foreign exchange contracts	155	3,542
Prepaid expenses and other	1,443	1,377

	$7,240	$10,474

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
4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	September 30, 2009	December 31, 2008

Inventory, net of provisions	$16,812	$19,170
Other	1,492	1,629

	$18,304	$20,799

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2009	December 31, 2008

Litigation charge — MEEI judgment (Note 12)	$—	$125,119
Royalties	506	713
Ongoing damages — MEEI judgment (Note 12)	707	—
Compensation	2,869	3,218
Interest	15	423
	$4,097	$129,473

6. FOREIGN EXCHANGE FACILITY
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. It allows us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $70.0 million. The facility requires security in the form of cash or money market instruments based on contingent credit exposure for any outstanding foreign exchange transactions. At September 30, 2009, money market instruments totalling $2.7 million were pledged as security for this foreign exchange facility.
7. RESTRUCTURING CHARGE
In January 2008, we restructured our operations in order to concentrate our resources on our Visudyne product and certain clinical development programs. We provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $9.5 million of restructuring charges during the year ended December 31, 2008 (with $9.4 million of these charges reported in the nine months ended September 30, 2008). We have substantially completed all activities associated with this restructuring, and in the nine months ended September 30, 2009, recorded a $0.1 million adjustment to our restructuring accrual. We expect any remaining restructuring charges related to the January 2008 restructuring to be inconsequential.

The details of our restructuring are as follows:

Employee
Termination
(In thousands of U. S. dollars)	Costs (1)

Balance at December 31, 2008	$314
Restructuring adjustment	(114)
Foreign exchange	(9)
Cash payments	(27)

Balance at March 31, 2009	$164
Restructuring adjustment	(33)
Foreign exchange	13
Cash payments	(11)

Balance at June 30, 2009	$133
Restructuring adjustment	3
Foreign exchange	7
Cash payments	(20)

Balance at September 30, 2009	$123

(1)	Costs include severance, termination benefits, and outplacement support.
8. SHARE CAPITAL
(a) Share Buy-Back Programs
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
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2.7 million of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled.
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Annualized volatility	53.6%	42.1%	53.6%	42.1%
Risk-free interest rate	2.2%	2.9%	1.8%	2.9%
Expected life (years)	3.6	3.9	3.6	3.9
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

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2009 was CAD $1.08. There were no U.S. grants during this period. The grant date fair value of stock options granted in the nine months ended September 30, 2008 was CAD $1.34 and U.S. $1.35.
The impact on our results of operations of recording stock-based compensation for the three and nine month periods ended September 30, 2009 and September 30, 2008 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008
Cost of sales	$8	$2	$21	$13
Research and development	218	227	706	803
Selling, general and administrative	321	492	872	1,300
Restructuring charge	—	12	—	532
Discontinued operations	—	56	(17)	182

Stock-based compensation expense before income taxes	547	789	1,582	2,830
Related income tax benefits	(13)	(21)	(35)	(69)

Stock-based compensation, net of income taxes	$534	$768	$1,547	$2,761

At September 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options was $3.0 million, which is expected to be recognized over 36 months with a weighted-average period of 1.94 years. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2009, was negligible. We recorded cash received from the exercise of the stock options of a negligible amount during the three and nine months ended September 30, 2009. There were no stock options exercised during the three and nine months ended September 30, 2008. Upon option exercise, we issue new shares of stock. Share-based compensation capitalized as part of inventory was negligible for all periods presented above.
9. NET PRODUCT REVENUE
Net product revenue was determined as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Visudyne sales by Novartis	$23,497	$34,081	$80,236	$111,237
Less: Marketing and distribution costs	(8,019)	(15,606)	(25,492)	(51,538)
Less: Inventory costs	(1,379)	(2,322)	(4,511)	(7,384)
Less: Royalties to third parties	(503)	(733)	(1,731)	(2,381)

	$13,596	$15,420	$48,502	$49,934

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$6,798	$7,710	$24,251	$24,967
Add: Advance on inventory costs from Novartis	762	1,266	3,646	5,018
Add: Royalties reimbursed to QLT	494	750	1,730	2,425
Add: Other costs reimbursed to QLT	731	1,142	1,669	4,052

Revenue from Visudyne sales	$8,785	$10,868	$31,296	$36,462

For the three months ended September 30, 2009, approximately 26% of total Visudyne sales were in the United States, 28% in Europe, and 46% in other markets worldwide. For the same period in 2008, approximately 27% of total Visudyne sales were in the United States, 29% in Europe, and 44% in other markets worldwide.
For the nine months ended September 30, 2009, approximately 29% of total Visudyne sales were in the United States, 27% in Europe, and 44% in other markets worldwide. For the same period in 2008, approximately 26% of total Visudyne sales were in the United States, 34% in Europe, and 40% in other markets worldwide.

10. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008. On October, 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA. Previously, during the third quarter of 2008 through QLT USA, we completed the sale of Aczone®, a topical treatment for acne vulgaris, to Allergan Sales, LLC pursuant to an asset purchase agreement, and we out-licensed certain Atrigel rights to Reckitt Benckiser Pharmaceuticals Inc. pursuant to a license agreement and a related asset sale agreement. In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.
The following assets and liabilities have been segregated and included in Assets held for sale and Liabilities held for sale, as appropriate in the Condensed Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008, and primarily relate to QLT USA:

(In thousands of U.S. dollars)	September 30, 2009	December 31, 2008
Assets held for sale
Accounts receivable	$14,903	$19,944
Income taxes receivable	3,297	9,098
Inventories	10,604	8,469
Deferred income tax assets	28,397	34,509
Property, plant and equipment	790	71
Other	552	672

	$58,543	$72,763

Liabilities held for sale
Accounts payable	$4,164	$4,701
Deferred revenue	1,836	2,938
Uncertain tax position liabilities	1,316	1,267

	$7,316	$8,906

The entire amount of goodwill of $23.1 million will be allocated to the disposal of all the shares of QLT USA, in the period ended December 31, 2009.
Operating results of QLT USA — related operations included in discontinued operations are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Product revenue and other	$9,626	$8,355	$28,625	$26,039
Royalty revenue	10,563	8,593	32,148	22,630

Net revenue	20,189	16,948	60,773	48,669

Operating pre-tax income	9,492	7,739	29,174	9,958
Other gains	1,828	—	1,828	—
Gain on sale of discontinued operations	—	134,264	—	134,264
Pre-tax income	11,320	142,003	31,002	144,222

Provision for income taxes*	(4,635)	(65,673)	(12,022)	(66,379)
Recovery of income taxes**	—	58,459	—	58,459

Net income from discontinued operations	$6,685	$134,789	$18,980	$136,302

*
During the three and nine months ended September 30, 2008, the income tax provision related to the gain on sale of Aczone discontinued operations (before application of loss carryforwards) was $55.2 million. The income tax provision relating to the gain on out-license of Atrigel discontinued operations (before application of loss carryforwards) was $8.1 million.

**	During the three and nine months ended September 30, 2008, we released our valuation allowance on substantially all of QLT USA’s tax assets.

11. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We have various financial instruments that must be measured under the fair value standard including: cash and cash equivalents, restricted cash, mortgage receivable, and forward currency contracts. Our mortgage receivable is recorded as a loan receivable and is carried at amortized cost. Based on market information, the book value of our mortgage receivable approximates fair value. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.
The following table provides information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value	Fair Value Measurements at September 30,
	September 30,	2009
	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$194,039	$194,039	$—	$—
Forward currency contracts (1)	155	—	155	—

Total	$194,194	$194,039	$155	$—

We purchase goods and services primarily in Canadian dollars, or CAD, and U.S. dollars, or USD, and earn most of our revenues in USD. We enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future cash flows (in USD) other than our intercompany debt. We are exposed to credit risk in the event of non-performance by counterparties in connection with these foreign exchange contracts. We mitigate this risk by transacting with a financially sound counterparty and, accordingly, do not anticipate loss for non-performance. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency. The net unrealized loss in respect of such foreign currency contracts during the three months ended September 30, 2009 was approximately $0.1 million, which was included in our results of operations. At September 30, 2009, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price
CAD / USD
Forward contracts to sell USD	2009	USD 11.5	1.08372 per USD

(1)	Our foreign currency forward contracts are valued using an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
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
Our accounts receivable, including amounts in assets held for sale, as at September 30, 2009 and December 31, 2008, respectively, comprised primarily amounts owing from Novartis, MediGene Aktiengesellschaft (“MediGene”), and sanofi-aventis US LLC.
Our mortgage receivable as at September 30, 2009 comprised a two-year, 6.5% interest-only, second mortgage vendor financing in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd. on August 29, 2008.

12. CONTINGENCIES
From time to time we are involved in legal proceedings arising in the ordinary course of business. Other than as set forth below, we believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position and results of operations or cash flows.
Litigation with Massachusetts General Hospital
In April 2000, Massachusetts Eye and Ear Infirmary (“MEEI”), filed a civil suit against QLT in the United States District Court for the District of Massachusetts, or the District Court, seeking, among other things, to establish that MEEI was entitled to compensation for certain inventions relating to the use of Visudyne in the treatment of certain eye diseases including age related macular degeneration, or AMD, and asserting a number of claims against QLT, including claims for breach of contract, unjust enrichment, and violation of Massachusetts General Law Chapter 93A (c. 93A), a consumer protection law which makes “unfair or deceptive acts or practices in the conduct of any trade or commerce” unlawful. In November 2006, a jury returned a verdict in favour of MEEI on its unjust enrichment and c. 93A claims, and on July 18, 2007, the District Court entered a judgment on the c. 93A claim, and ordered QLT to pay MEEI 3.01% of all past, present and future worldwide Visudyne net sales. The District Court also awarded pre-judgment interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable from April 24, 2000 and legal fees in an amount of $14.1 million, to which a reduction of $3.0 million previously agreed to by MEEI was applied. QLT appealed the judgment, but earlier this year the judgment was affirmed, and on April 23, 2009 an aggregate $127.1 million was paid to MEEI to satisfy the judgment up to that date.
On February 11, 2009, the General Hospital Corporation, doing business as Massachusetts General Hospital (“MGH”), filed a complaint in the Superior Court of the Commonwealth of Massachusetts, or the Superior Court, against QLT Phototherapeutics (Canada), Inc., a prior registered name for QLT. In its complaint, MGH alleges that it entered into a written agreement with QLT that requires QLT to pay MGH the same amount that we pay MEEI on sales of Visudyne. MGH asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, violation of c. 93A, and sought a declaratory judgment, and MGH is seeking past, present, and future royalties and other compensation based on the same 3.01% of worldwide Visudyne net sales awarded to MEEI, money damages and multiple damages in an amount to be proved at trial, pre-judgment interest, costs and attorneys’ fees, as well as any other and further relief that the court deems just and proper. Under the existing MGH license agreement, we pay a 0.5% royalty to MGH based on Visudyne sales in the U.S. and Canada. We removed the case from the Superior Court to the District Court on March 11, 2009 and filed a Motion to Dismiss the case on March 17, 2009. MGH filed a Motion to Remand the case back to state court, and filed an opposition to QLT’s Motion to Dismiss.
The District Court held a hearing on both of these issues on May 21, 2009, denied MGH’s motion to remand, and granted QLT’s motion to dismiss all of the claims filed by MGH except the claim made under c. 93A; thus, MGH is now seeking to recover all of the damages referenced above under its c. 93A claim. Because, among other things, QLT was successful in securing dismissal of all the contract-based claims, QLT believes it has meritorious defenses to the remaining claim. Under the direction of the District Court, QLT and MGH are now in the process of discovery on the remaining claim and as part of the process must engage in Court mandated mediation. If the case is not otherwise resolved by settlement or further to summary judgment motions, trial is scheduled to be held in June, 2010.
The outcome of this claim and of any litigation is uncertain, and we can give no assurances of the result and an adverse outcome could have a material adverse impact on our financial condition.

13. SUBSEQUENT EVENTS
(a) Sale of QLT USA
On October, 1, 2009, we divested our Eligard product line as part of the sale of all of the shares of QLT USA to TOLMAR Holding, Inc. (“TOLMAR”) for up to an aggregate $230.0 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and will receive $10.0 million on or before October 1, 2010 and up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo Inc. (“Sanofi”) and MediGene for the commercial marketing of Eligard in Canada, the United States and Europe (beginning with the royalties payable for Eligard sales that occurred in the quarter ended September 30, 2009) until the earlier of QLT receiving the additional $200.0 million or the expiry of the stock purchase agreement on October 1, 2024. In addition, under the terms of the stock purchase agreement, TOLMAR paid QLT an amount equal to the cash that QLT USA had on-hand at closing.
(b) Amendment to the PDT Product Development, Manufacturing and Distribution Agreement with Novartis
On October 16, 2009, we entered into an Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement (the “Amended PDT Agreement”) with Novartis. Under the Amended PDT Agreement, effective January 1, 2010, we will, among other things, receive exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. Also, under the Amended PDT Agreement, we will have exclusive U.S. sales and marketing rights to Visudyne, including rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis will have marketing and sales rights in all countries outside of the U.S. (“ex-US”) and will pay QLT a royalty of 20% of ex-US net sales until December 31, 2014, and thereafter 16% of ex-US net sales until the expiry of the Amended PDT Agreement on December 31, 2019. We will continue to manufacture Visudyne and will supply the product at a pre-specified price exclusively to Novartis for ex-US distribution. QLT and Novartis will each be responsible for all costs and expenses associated with marketing and sales in their respective territories. Also under the Amended PDT Agreement, QLT and Novartis have released each other from all open claims the parties may have against each other, including any in connection with QLT’s litigation with MEEI and QLT’s litigation with MGH.
(c) Share Repurchase Program
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2.7 million of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. See Note 8 — Share Capital.

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
OVERVIEW
We are a pharmaceutical company dedicated to the development and commercialization of innovative therapies for the eye. We are focused on our commercial product Visudyne® for the treatment of wet-AMD, and the development of drugs to be delivered in our proprietary punctal plug devices. On October 1, 2009, our Eligard® product line was divested as part of the sale of all of the shares of our wholly owned U.S. subsidiary, QLT USA, Inc. (“QLT USA”). See Recent Developments.
Marketed Products
Our most significant source of revenue is derived from sales of our Visudyne product and, prior to the sale of QLT USA on October 1, 2009, the Eligard line of products, which are marketed through commercial licensees. See Recent Developments. Visudyne is used to treat subfoveal choroidal neovascularization (CNV) that occurs due to eye diseases known as wet age related macular degeneration, or wet AMD, pathologic myopia (severe near-sightedness that changes the shape of the eye, stretching the retina), presumed ocular histoplasmosis (fungal spore infection of the retina), and other macular diseases. The Eligard line of products is used to treat prostate cancer and includes one, three, four and six month commercial formulations of Atrigel technology combined with leuprolide acetate. Net product revenues from Eligard have been excluded from continuing operations and reported within discontinued operations for the current and prior periods.
Research and Development
Funds derived from the sales of Visudyne and Eligard help fund our research and development, or R&D, programs. The majority of our research and development, or R&D, effort is directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are initially targeting the treatment of glaucoma and ocular hypertension and are presently conducting Phase II studies in this program.
We are also continuing to study the effectiveness of Visudyne in patients with wet AMD by exploring its use in combination with the class of therapeutics known as anti-VEGF drugs, which prevent the growth of abnormal blood vessels that characterize wet AMD. We and Novartis Pharma AG (“Novartis”) have each initiated studies comparing the safety and efficacy of Visudyne in combination with Lucentis, an anti-VEGF drug. The purpose of the studies is to determine if combination therapy reduces re-treatment rates compared with Lucentis monotherapy while maintaining similar vision outcomes and an acceptable safety profile.
We have completed a Phase Ia safety study in healthy adults of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The drug is being developed for the potential treatment of Leber’s Congenital Amaurosis, or LCA, an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth. We are planning to initiate a Phase Ib trial in pediatric patients with LCA in the fourth quarter of 2009.
RECENT DEVELOPMENTS
On October, 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA to TOLMAR Holding, Inc. (“TOLMAR”) for up to an aggregate $230.0 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and will receive $10.0 million on or before October 1, 2010 and up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo Inc. (“Sanofi”) and MediGene Aktiengesellschaft for the commercial marketing of Eligard in Canada, the United States and Europe (beginning with the royalties payable for Eligard sales that occurred in the quarter ended September 30, 2009) until the earlier of QLT receiving the additional $200.0 million or the expiry of the stock purchase agreement on October 1, 2024. In addition, under the terms of the stock purchase agreement, TOLMAR paid QLT an amount equal to the cash that QLT USA had on-hand at closing.

On October 16, 2009, we entered into an Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement (the “Amended PDT Agreement”) with Novartis. Under the Amended PDT Agreement, effective January 1, 2010, we will, among other things, receive exclusive U.S. rights to the Visudyne® patents to sell and market Visudyne in the U.S. Under the Amended PDT Agreement, we will have exclusive U.S. sales and marketing rights to Visudyne, including rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis will have marketing and sales rights in all countries outside of the U.S. (“ex-US”) and will pay QLT a royalty of 20% of ex-US net sales until December 31, 2014, and thereafter 16% of ex-US net sales until the expiry of the Amended PDT Agreement on December 31, 2019. We will continue to manufacture Visudyne and will supply the product at a pre-specified price exclusively to Novartis for ex-US distribution. QLT and Novartis will each be responsible for all costs and expenses associated with marketing and sales in their respective territories. Also under the Amended PDT Agreement, QLT and Novartis have released each other from all open claims the parties may have against each other, including any in connection with QLT’s litigation with MEEI and QLT’s litigation with MGH.
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2.7 million of our common shares, being 5% of our issued and outstanding common shares, over a 12 month period commencing November 3, 2009 under a normal course issuer bid. A copy of the TSX Form 12 — Notice of Intention to Make a Normal Course Issuer Bid can be obtained, without charge, by contacting QLT. See Note 8 — Share Capital in the “Notes to Unaudited Condensed Consolidated Financial Statements” in this Report.
RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2009, we recorded net income of $8.9 million and $18.9 million, or $0.16 and $0.33 of net income per common share, respectively. These results compare with a net income of $146.9 million and $129.0 million, or $1.97 and $1.73 of net income per common share for the three and nine months ended September 30, 2008, respectively. Detailed discussion and analysis of our results of operations are as follows:
Revenues
Net Product Revenue
Net product revenue was determined as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Visudyne sales by Novartis	$23,497	$34,081	$80,236	$111,237
Less: Marketing and distribution costs(1)	(8,019)	(15,606)	(25,492)	(51,538)
Less: Inventory costs(2)	(1,379)	(2,322)	(4,511)	(7,384)
Less: Royalties to third parties(3)	(503)	(733)	(1,731)	(2,381)

	$13,596	$15,420	$48,502	$49,934

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$6,798	$7,710	$24,251	$24,967
Add: Advance on inventory costs from Novartis(4)	762	1,266	3,646	5,018
Add: Royalties reimbursed to QLT(5)	494	750	1,730	2,425
Add: Other costs reimbursed to QLT(6)	731	1,142	1,669	4,052

Revenue from Visudyne sales	$8,785	$10,868	$31,296	$36,462

(1)	“Less: Marketing and distribution costs”

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

For the three months ended September 30, 2009, revenue from Visudyne sales of $8.8 million decreased by $2.1 million, or 19.2%, from the three months ended September 30, 2008. The decrease was primarily due to a 31.1% decline in Visudyne sales by Novartis over the same quarter in the prior year as a result of decreased end user demand due to competing therapies, offset by a 48.6% reduction in marketing and distribution costs. In the third quarter of 2009, approximately 26% of the total Visudyne sales by Novartis were in the U.S., 28% were in Europe, and 46% were in other markets worldwide. For the third quarter of 2008, approximately 27% of the total Visudyne sales by Novartis were in the U.S., 29% were in Europe, and 44% were in other markets worldwide. Overall, the ratio of our 50% share of Novartis’ net proceeds from Visudyne sales compared to total worldwide Visudyne sales was 28.9% in the third quarter of 2009, up from 22.6% in the third quarter of 2008.
For the nine months ended September 30, 2009, revenue from Visudyne sales of $31.3 million decreased by $5.2 million, or 14.2%, from the nine months ended September 30, 2008. The decrease was primarily due to a 27.9% decline in Visudyne sales by Novartis over the same period in the prior year as a result of decreased end-user demand due to competing therapies, offset by a 50.5% reduction in marketing and distribution costs. In the nine months ended September 30, 2009, approximately 29% of the total Visudyne sales by Novartis were in the U.S., 27% were in Europe, and 44% were in other markets worldwide. In the nine months ended September 30, 2008, approximately 26% of the total Visudyne sales by Novartis were in the U.S., 34% were in Europe, and 40% were in other markets worldwide. Overall, the ratio of our 50% share of Novartis’ net proceeds from Visudyne sales compared to total worldwide Visudyne sales was 30.2% in the nine months ended September 30, 2009, up from 22.4% in the nine months ended September 30, 2008.
Under the Amended PDT Agreement, effective January 1, 2010, we will have exclusive U.S. sales and marketing rights to Visudyne, including rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis will have ex-US marketing and sales rights and will pay QLT a royalty of 20% of ex-US net sales until December 31, 2014, and thereafter 16% of ex-US net sales until the expiry of the Amended PDT Agreement on December 31, 2019.

Costs and Expenses
Cost of Sales
For the three months ended September 30, 2009, cost of sales of $2.2 million decreased $0.8 million, or 26.3%, compared to $3.0 million for the same period in 2008. The decrease in cost of sales was related to the drop in Visudyne sales for the three month period. For the nine months ended September 30, 2009, cost of sales of $12.7 million increased $2.0 million, or 19.0%, compared to $10.7 million for the same period in the prior year. The increase was mainly due to a $4.6 million inventory write-down related to Visudyne recorded in the second quarter of 2009, offset by lower cost of sales related to the drop in Visudyne sales. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. During the nine months ended September 30, 2009, we concluded that based on our forecast of future Visudyne demand, certain early stage materials used in the manufacture of Visudyne were potential excess inventory. As a result, we provided a reserve against the excess inventory and in the second quarter of 2009, recorded a charge of $4.6 million in cost of sales.
Cost of sales related to Visudyne included 3.01% of worldwide Visudyne net sales, pursuant to damages awarded in the judgment against us in the MEEI litigation. See Note 12 — Contingencies in the “Notes to Unaudited Condensed Consolidated Financial Statements” in this report. We are required to continue to pay MEEI 3.01% of worldwide Visudyne net sales, and this amount is reported in cost of sales. On October 16, 2009, we entered into an Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis. Under the Amended PDT Agreement, QLT and Novartis have released each other from all open claims the parties may have against each other, including any in connection with QLT’s litigation with MEEI and QLT’s litigation with MGH. No reimbursement has been or will be received for the damages paid to MEEI in the amount of 3.01% of worldwide Visudyne net sales.
Research and Development
For the three months ended September 30, 2009, research and development, or R&D, expenditures increased 7.1% to $7.4 million compared to $6.9 million in the same period in 2008. The increase was a result of higher spending on the punctal plug program which more than offset a decline in Visudyne R&D. For the nine months ended September 30, 2009, R&D decreased 11.1% to $20.5 million compared to $23.0 million for the same period in 2008. The decrease was a result of lower overhead expenses due to cost savings from restructuring, lower spending on Visudyne combination studies and Lemuteporfin, partially offset by higher spending on punctal plug development.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	inability to design punctal plugs to function as expected,

•	delays or inability to formulate active ingredient in right concentration to deliver effective doses of drug,

•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	inability to operate without infringing the proprietary rights of others,

•	changes in the commercial marketplace,

•	difficulties in enrolling patients into or keeping them in our clinical studies,

•	delays in study progression, including study site, Institutional Review Board and regulatory delays,

•	failure to meet favorable study endpoints,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	inability to attract personnel or retain personnel with expertise required by our development program,

•	inability to manufacture sterile supplies necessary for composition of products,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors referenced under Item 1A, Risk Factors.

R&D expenditures by therapeutic area were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Ocular	$7,276	$6,255	$20,057	$20,057
Dermatology	—	581	10	2,821
Other	99	51	419	171

	$7,375	$6,887	$20,486	$23,049

Selling, General and Administrative Expenses
For the three months ended September 30, 2009, selling, general and administrative, or SG&A, expenses increased 1.8% to $4.5 million compared to $4.4 million in the same period in 2008. The three months ended September 30, 2009 included a $0.6 million charge for capital tax. For the nine months ended September 30, 2009, SG&A decreased 19.6% to $12.5 million compared to $15.5 million for the same period in 2008. The decrease was primarily due to cost savings from our restructuring partially offset by the charge for capital tax.
Litigation
Litigation expense of $0.3 million for the three month period ended September 30, 2009 related to reimbursement of certain MEEI legal costs, as awarded by the Court of Appeals for the First Circuit in September. During the nine months ended September 30, 2009, we also incurred a charge of approximately $0.3 million in connection with the reimbursement of legal fees, accounting fees and other amounts to resolve issues not material to QLT or its business.
Restructuring Charge
In January 2008, we restructured our operations and during the nine months ended September 30, 2008, we provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $9.4 million of restructuring charges which included a property, plant, and equipment impairment charge of $1.8 million. During the nine months ended September 30, 2009 we recorded a $0.1 million adjustment to our restructuring accrual related to severance, termination benefits and other costs as we complete final activities associated with this restructuring. Annualized operating savings as a result of the 2008 restructuring, which was substantially completed by June 30, 2008, are approximately $11.0 million.
Investment and Other Income (Expense)
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains (losses) comprise the impact of foreign exchange fluctuation on our cash and cash equivalents, restricted cash, derivative financial instruments, foreign currency receivables, foreign currency payables, foreign currency intercompany debt and, prior to its redemption in September 2008, U.S. dollar denominated convertible debt. Differing functional currencies between QLT Inc. and QLT USA, Inc. result in gains and losses on our intercompany debt. On October 1, 2009, the Eligard product line was divested as part of the sale of the shares of QLT USA and our intercompany debt was settled. As a result, for the three months ended September 30, 2009, the foreign currency receivables, payables and other include a foreign currency gain of approximately $8.0 million related to our intercompany debt. See “Liquidity and Capital Resources — Interest and Foreign Exchange Rates.”

Details of our net foreign exchange gains were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2009	2008	2009	2008

Cash and cash equivalents	$(337)	$3,055	$291	$5,032
Restricted cash	—	5,104	3	7,904
U.S. dollar convertible debt	—	(7,623)	—	(11,559)
Foreign exchange contracts	1,111	3,446	2,886	5,275
Foreign currency receivables, payables and other	6,743	(4,278)	11,112	(6,710)

Net foreign exchange gains (losses)	$7,517	$(296)	$14,292	$(58)

Interest Income
For the three months ended September 30, 2009, interest income of $1.9 million was consistent with the same period in the prior year, although in the current period, $1.6 million of the interest income related to interest earned on tax refunds. For the nine months ended September 30, 2009, interest income decreased 34% to $3.8 million compared to $5.8 million for the same period in 2008. The decrease was primarily due to a substantial decline in interest rates and a lower average cash and restricted cash balance compared to the same period in the prior year, partially offset by interest earned on tax refunds, and interest earned on our second mortgage financing. For the nine months ended September 30, 2009, interest income included $2.7 million of interest earned on tax refunds and $0.5 million of interest earned on our second mortgage receivable.
Interest Expense
For the nine month period ended September 30, 2009, interest expense of $1.8 million was entirely related to interest expense on the post judgment accrued liability associated with the MEEI litigation damage award.
For the three and nine months ended September 30, 2008, interest expense of $2.7 million and $8.8 million respectively, comprised interest accrued on the 3% convertible senior notes due in 2023 (which were redeemed on September 15, 2008), amortization of deferred financing expenses related to the placement of these notes and interest expense on the post judgment accrued liability associated with the MEEI litigation damage award. For the three and nine month periods ended September 30, 2008 there was $1.0 million and $4.3 million of interest, respectively, related to the interest on the MEEI litigation included within interest expense.
Income from Discontinued Operations
On October, 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA. Previously, during the third quarter of 2008 through QLT USA, we completed the sale of Aczone, a topical treatment for acne vulgaris, to Allergan Sales, LLC pursuant to an asset purchase agreement, and we out-licensed certain Atrigel rights to Reckitt Benckiser Pharmaceuticals Inc. pursuant to a license agreement and related asset sale agreement. In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA were excluded from continuing operations and reported as discontinued operations for the current and prior periods.
Income Taxes
The effective income tax rate for the nine month period ended September 30, 2009 was approximately 137.5% compared to approximately (2.0)% for the same period in the prior year. The change in the effective tax rate was primarily due to a lower effective tax rate applicable to certain of our foreign exchange gains, and changes in our overall levels and mix of income (loss) in the jurisdictions in which we operate, including the associated impact on our valuation allowance (i.e. we have a valuation allowance against the tax benefit of losses associated with our punctal plug development expenditures).

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash resources and working capital, cash flow from operations, cash from sale of assets, and other available financing resources will be utilized to fund current product development programs, operating requirements, liability requirements, potential acquisition and licensing activities, milestone payments, and repurchases of our common shares. On October, 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our wholly owned U.S. subsidiary, QLT USA. See Recent Developments.
If adequate capital is not available, our business could be materially and adversely affected. Other factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; the outcome of legal proceedings and damage awards; levels of future sales of Eligard and our receipt of up to an additional $200.0 million in contingent consideration under the stock purchase agreement; the progress of our R&D programs, including preclinical and clinical testing; future share repurchases, including those pursuant to the share repurchase program announced on October 27, 2009; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; acquisition and licensing activities, milestone payments; and our ability to establish collaborative arrangements with other organizations.
Sources and Uses of Cash
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sale of assets and interest income.
The primary drivers of our operating cash flows during the three and nine months ended September 30, 2009 were cash flows related to the following: tax refunds, cash receipts from product revenues, royalties, and interest income offset by a payment to MEEI (including release of the appeal bond), R&D activities, SG&A expenses, raw material purchases, manufacturing costs related to the production of Eligard, tax installments and interest expense.
For the three month period ended September 30, 2009, we generated $56.8 million of cash from operations as compared to using $14.3 million for the same period in 2008. The $71.0 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from tax refunds net of tax installments of $60.6 million;

•	A positive cash flow variance from higher cash receipts from product sales and royalties of $5.1 million;

•	A positive cash flow variance from higher investment and other income of $3.5 million;

•	A positive cash flow variance from lower operating and inventory related expenditures of $3.4 million;

•	A positive cash flow variance from lower restructuring costs of $0.3 million; and

•	A negative cash flow variance from foreign exchange of $1.9 million.
During the three month period ended September 30, 2009, capital expenditures of $0.5 million offset by the disposal of property, plant and equipment of a negligible amount accounted for the most significant cash flows used in investing activities.
For the three months ended September 30, 2009, a negligible amount for the issuance of common shares accounted for the cash flows provided by financing activities.
For the nine months ended September 30, 2009, we generated $77.4 million of cash from operations as compared to using $19.6 million for the same period in 2008. The $97.0 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from tax refunds net of tax installments of $61.2 million;

•	A positive cash flow variance from higher cash receipts from product sales and royalties of $17.7 million;

•	A positive cash flow variance from lower operating and inventory related expenditures of $7.7 million;

•	A positive cash flow variance from lower restructuring costs of $5.9 million;

•	A positive cash flow variance from higher investment and other income of $5.5 million;

•	A positive cash flow variance from higher foreign exchange gains of $1.2 million; and

•	A negative cash flow variance from settlement of the MEEI judgment resulting in the release of the appeal bond and an additional $2.2 million payment.
During the nine months ended September 30, 2009, capital expenditures of $0.6 million offset by the disposal of property, plant and equipment of $0.1 million accounted for the most significant cash flows used in investing activities.

For the nine month period ended September 30, 2009, our cash flows used in financing activities consisted primarily of common shares repurchased for $51.9 million, including share repurchase costs, offset by a negligible amount for the issuance of common shares and related to the exercise of stock options.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2009, we had $194.0 million in cash and cash equivalents. Approximately $191.8 million, or 98.8%, of our cash and cash equivalents was held in cash and term deposits. The remaining balance was held in a U.S. government money market fund. At September 30, 2009, our term deposits had an average remaining maturity of 34 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at September 30, 2009, the fair value of the term deposits would decline by an immaterial amount due to the short remaining maturity period. Since our remaining cash and cash equivalents were all held in cash and money market funds, changes in market interest rates do not impact their fair value.
The Canadian dollar is the functional currency of QLT Inc., while the U.S. dollar is our reporting currency. As a result, U.S. dollar-denominated monetary assets and liabilities held by QLT Inc. are revalued and give rise to foreign currency gains (losses). To minimize these currency gains and losses, we enter into forward foreign exchange contracts to offset the difference between our U.S. dollar-denominated assets and liabilities, other than our intercompany debt. As such, if the U.S. dollar were to increase in value by 10% against the Canadian dollar, the result would be an immaterial amount of currency gains or losses, except for the currency gains (losses) on our U.S. dollar-denominated intercompany debt. Due to differing functional currencies between QLT Inc. and QLT USA Inc., our U.S. dollar denominated intercompany debt generates foreign currency gains and losses. A 10% increase in the value of the U.S. dollar against the Canadian dollar would create an unrealized foreign currency loss of approximately $9.5 million on our U.S. dollar-denominated intercompany debt that was outstanding at September 30, 2009. On October 1, 2009, the Eligard product line was divested as part of the sale of the shares of QLT USA and our intercompany debt was settled.
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
We enter into forward foreign exchange contracts to manage exposures to currency rate fluctuations related to our U.S. dollar-denominated cash flows. For the three months ended September 30, 2009, the net unrealized loss related to such contracts was $0.1 million while for the nine months ended September 30, 2009, the net unrealized gain related to the foreign exchange contracts was $0.1 million. The net unrealized gains (losses) were included as part of the net foreign exchange gains in our results of operations.
At September 30, 2009, we had outstanding forward foreign currency contracts as noted below.

	Maturity Period	Quantity (millions)	Average Price
CAD / USD
Forward contracts to sell USD	2009	USD 11.5	1.08372 per USD
Contractual Obligations
Our material contractual obligations as of September 30, 2009 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
The following factors, among others, including those described under Item 1A. Risk Factors, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	anticipated levels of future sales of Visudyne;

•	our ability to effectively market and sell Visudyne in the U.S.;

•	Novartis’ ability to effectively market and sell Visudyne in countries outside the U.S.;

•	our continued ability to supply Visudyne to our customers;

•	our expectations regarding Visudyne label changes, reimbursement and sales;

•	our ability to successfully develop our latanoprost punctal plug delivery system (L-PPDS);

•	unanticipated future operating results;

•
receipt of up to an additional $200.0 million in contingent consideration pursuant to the stock purchase agreement entered into with TOLMAR, which is based on anticipated levels of future sales of Eligard;

•	the outcome of the MGH litigation against us and the effect of an adverse judgment;

•
our dependency on contract manufacturers and suppliers to manufacture Visudyne at competitive prices and in accordance with FDA and other local and foreign regulatory requirements as well as our product specifications;

•
our expectations regarding future tax liabilities as a result of recent asset divestitures, the restructure of our agreement with Novartis, changes in estimates of prior years’ tax items and results of tax audits by tax authorities;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing, cost and progress of the development of our technology (including our punctal plug delivery system and our synthetic retinoid technology) and clinical trials;

•	the anticipated timing of regulatory submissions for products and product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for products and product candidates; and

•	the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products in development.
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
Updated financial guidance is contained in our earnings press release issued on October 27, 2009 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the earnings press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and is not incorporated by reference herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 12 — Contingencies in the “Notes to Unaudited Condensed Consolidated Financial Statements” as well as our Annual Report on Form 10-K for the year ended December 31, 2008.

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
No change was made to our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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
Visudyne is currently our only commercial product. Accordingly, any decrease in sales of Visudyne would harm our business.
On October 1, 2009, we sold QLT USA, including its Eligard product line, to TOLMAR. Prior to October 1, 2009, our revenues comprised net product revenues from sales of Visudyne and net product revenues and royalties from sales of Eligard. With the completion of the sale of QLT USA, Visudyne is our only commercial product. Accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to be below expectations.
In 2008, worldwide sales of Visudyne decreased 34.0% from the prior year, primarily due to the approval and reimbursement in Europe of alternative therapeutics for age-related macular degeneration. For the nine months ended September 30, 2009, worldwide sales of Visudyne decreased 27.9% from the nine months ended September 30, 2008. We cannot assure you that Visudyne product sales will not continue to decrease. Products may be rendered obsolete or uneconomical by competitive changes, including generic competition. Visudyne sales could also be adversely affected by other factors, including:
•	product manufacturing or supply interruptions or recalls,

•	the development of competitive products by other companies,

•	developing and maintaining effective sales and marketing capabilities,

•	marketing or pricing actions by our competitors or regulatory authorities,

•	changes in the reimbursement by third-party payers,

•	changes in or withdrawal of regulatory approval for or the labeling of Visudyne,

•	failure of ongoing clinical trials,

•	disputes relating to patents or other intellectual property rights,

•	disputes with our licensees, and

•	changes in laws and regulations that adversely affect our ability to market Visudyne.
Receipt of a significant amount of the consideration paid for QLT USA, including the Eligard product line, is largely dependent on the success of Eligard in Canada, the U.S. and in Europe, which is not within our control. If we do not receive all or a material portion of the consideration provided for under the stock purchase agreement, our cash position will suffer.
On October 1, 2009 we sold QLT USA, including the Eligard product line, for up to an aggregate of $230 million, pursuant to the terms of a stock purchase agreement with TOLMAR. Under the stock purchase agreement, we received $20 million on closing and will receive $10 million on or before October 1, 2010 and up to an additional $200 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi-Synthelabo Inc. and MediGene Aktiengesellschaft for the commercial marketing of Eligard in Canada, the United States and Europe until the earlier of receiving the full $200 million or the expiration of the stock purchase agreement on October 1, 2024. These payments represent and will for some time represent a substantial source of our funds. Since our receipt of the contingent consideration under the stock purchase agreement depends, in large part, on the success of Eligard, our receipt of the contingent consideration may also be adversely affected by, among other things:
•	lower than expected Eligard sales,

•	product manufacturing or supply interruptions or recalls,

•	the development of competitive products, including generics, by other companies that compete with Eligard,

•	marketing or pricing actions by competitors or regulatory authorities,

•	changes in the reimbursement or substitution policies of third-party payers,

•	changes in or withdrawal of regulatory approvals,

•	disputes relating to patents or other intellectual property rights,

•	disputes with Eligard marketing licensees, and

•	changes in laws or regulations that adversely affect the ability to market Eligard.
While there are operational covenants in the stock purchase agreement intended to ensure that we receive the total consideration provided for under the stock purchase agreement prior to October 1, 2024, we do not have a security interest in the license agreements and there is no guarantee that we will actually receive the total consideration. If we do not ultimately receive all or a material portion of the consideration provided for under the stock purchase agreement due to the risks noted above or for any other reason, our cash position will suffer.
The continued commercialization of Visudyne in the U.S. is substantially dependent on our ability to develop and maintain effective sales and marketing capabilities. If we are unable to develop and maintain effective sales and marketing capabilities, our ability to generate revenues from the sale of Visudyne in the U.S. may be harmed.
On October 16, 2009, we entered into the Amended PDT Agreement with Novartis, pursuant to which we obtained, among other things, exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. Visudyne is currently our only commercial product, and the successful continued commercialization of Visudyne in the U.S. depends on our ability to develop and maintain an effective sales and marketing organization in the U.S. We are in the process of transitioning Novartis’ Visudyne responsibilities in the U.S. to us and establishing an in-house sales and marketing organization for U.S. sales of Visudyne. We have limited experience in the sales, marketing and distribution of commercial products. Developing an internal sales force and infrastructure is expensive and time-consuming, and may result in unforeseen costs, expenses and delays. Even if we are successful in developing an internal sales force, we cannot assure you that our sales force will be sufficient in size, scope or effectiveness to compete successfully in the marketplace and maintain adequate sales levels of Visudyne in the U.S. The success of our marketing and promotional strategies will in part depend on our ability to secure contracts with third parties and recruit and retain the caliber of sales representatives necessary to implement our sales and marketing strategy. If we are unable to successfully develop and maintain the infrastructure to market and commercialize Visudyne in the U.S., our ability to generate revenues may be harmed.
We have limited experience marketing and selling products. The marketing and sale of Visudyne in the U.S. is subject to extensive regulation and aggressive government enforcement. Failure to comply with applicable laws and regulations could have a material adverse effect on our business.
Our activities relating to the sale and marketing of Visudyne in the U.S. will be subject to extensive regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes and associated regulations. These laws and regulations limit the types of marketing claims and other communications we can make regarding marketed products. We are also subject to various U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. Anti-kickback laws prohibit payments of any kind intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services, including the selection of a particular prescription drug. These laws make certain business practices that are relatively common in other industries illegal in our industry. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent. Federal and state governments have asserted very broad interpretations of these laws against pharmaceutical manufacturers, even though these manufacturers did not directly submit claims for reimbursement to government payors. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our sales and marketing efforts. Violations of the above laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid. Many pharmaceutical and biotechnology companies have in recent years been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claims Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products, pricing, and government price reporting. While we will strive to comply with these complex requirements, the interpretation of these laws as applied to particular sales and marketing practices continues to evolve, and it is possible that our sales and marketing practices might be challenged. Further, although we expect to take measures to prevent potential challenges, we cannot guarantee that such measures will protect us from future challenges, lawsuits or investigations. Even if such challenges are without merit, they could cause adverse publicity, divert management attention and be costly to respond to, and thus could have a material adverse effect on our business, including impact on our stock price.

Our commercial success depends in part on the success of third parties to market our products, including Visudyne.
Our strategy for the development and commercialization of our products, including Visudyne, has included entering into various marketing arrangements with third parties, and our growth is dependent in part on the success of these third parties in performing their responsibilities under such arrangements. However, the amount and timing of resources to be devoted to these activities generally are not under our control. For example, a significant portion of our revenue has depended on the efforts of Novartis to market and sell Visudyne and, under the Amended PDT Agreement, Novartis will continue to be responsible for the marketing, sale and distribution of Visudyne outside the U.S. However, Novartis is not prevented from commercializing non-PDT products that could be competitive with Visudyne. Novartis entered into a license arrangement with Genentech in which Novartis has been granted a license to the rights outside of the United States to Lucentis, a product that has been approved for the treatment of wet AMD, and is a competing product to Visudyne. In addition, our ability to control the amount of, and allocations to, marketing related expenditures by Novartis for Visudyne is limited.
Further, third parties may not perform their obligations as expected and significant revenue may not be derived or sustained from such arrangements. To the extent such third parties do not perform adequately under our various agreements with them, or do not comply with applicable laws or regulations in performing their obligations, the development and commercialization of our products may be delayed, may become more costly to us or may be terminated, and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements. In addition, disputes with a collaborator could delay a program on which we are working with the collaborator and could result in expensive arbitration or litigation, which may not be resolved in our favor.
Our revenues depend on payment and reimbursement from third party payers and pricing, and if third party payers reduce or refuse payment, or reimbursement or if prices are reduced, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.
The continuing efforts of governmental and third-party payers to contain or reduce the costs of health care may negatively affect the sale of Visudyne and our product candidates. Our ability to commercialize Visudyne and our product candidates successfully will depend, in part, on the timeliness of and the extent to which adequate reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices, which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. We may also be subject to price reductions as a result of government pricing rules and regulations which may impact both our financial condition and future revenues. Significant uncertainty exists as to the reimbursement status of newly approved therapeutic products or newly approved product indications.
In both the United States and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation may be proposed at the federal and state levels that would result in significant changes to the healthcare system, either nationally or at the state level. Effective January 2004, the Medicare Prescription Drug, Improvement and Modernization Act, changed the methodology used to calculate reimbursement for drugs such as Visudyne that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. The legislation directs the Secretary of the Department of Health and Human Services, or HHS, to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. This may cause private insurers to reduce the amounts that they will pay for physician-administered drugs. In addition, the Center for Medicare and Medicaid Services, or CMS, the agency within HHS that administers Medicare and is responsible for reimbursement of the cost of Visudyne, has asserted the authority of Medicare not to cover particular drugs if it determines that they are not “reasonable and necessary” for Medicare beneficiaries or to cover them at a lesser rate, comparable to that for drugs already reimbursed that CMS considers to be therapeutically comparable. Further federal and state proposals and healthcare reforms are likely. Our results of operations could be materially adversely affected by the Medicare prescription drug coverage legislation, by the possible effect of this legislation on amounts that private insurers will pay and by other healthcare reforms that may be enacted or adopted in the future.

Our applications or re-applications for reimbursement for any of our products may not result in approvals and our current reimbursement approvals for Visudyne and our other products may be reduced or reversed in whole or in part. If we were to have reimbursement reduced or reversed, the market for the affected product may be materially impaired and could materially harm our business and future revenues from that product. For example, while we believe that the results seen in the Visudyne in occult, or VIO, study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S. and elsewhere by the applicable governmental authorities. In April 2007, after reviewing the results in the VIO study, the CHMP recommended to the European Commission that the indication of the use of Visudyne in the treatment of occult subfoveal CNV, secondary to AMD be deleted in Europe. In June 2007, the EMEA endorsed the recommendation by CHMP to delete the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU. As a result, reimbursement for Visudyne in the occult form of wet AMD has ceased in most European countries.
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
The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:
•	the FDA or other regulatory authorities do not approve a clinical trial protocol or a clinical trial, or place a clinical trial on hold,

•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended,

•	patients do not enroll in clinical trials at the rate we expect,

•	patients are not followed-up at the rate we expect,

•	patients experience adverse side effects or events related to our products,

•
patients die or suffer adverse medical effects during a clinical trial for a variety of reasons, including the advanced stage of their disease or medical problems, which may or may not be related to our product candidates,

•
regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements,

•	investigator sites are unable to commence a clinical trial on schedule or at all for reasons beyond our control,

•	the failure of our manufacturing process to produce finished products which conform to design and performance specifications,

•	changes in governmental regulations or administrative actions,

•	the interim results of clinical trials are inconclusive or negative,

•	pre-clinical or clinical data is interpreted by third parties in different ways,

•	our clinical trial expenditures are constrained by our budgetary considerations, or

•	our trial design, although approved, is inadequate for demonstration of safety and/or efficacy.
Clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrolment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our products, or they may be persuaded to participate in contemporaneous trials of competitive products. Delays in patient enrolment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.

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
We focus our research and development activities on areas in which we have particular strengths. Currently, we are focusing our efforts primarily on the development of our punctal plug delivery technology. The outcome of any development program is highly uncertain, notwithstanding how promising a particular program may seem. Success in preclinical and early-stage clinical trials may not necessarily translate into success in large scale clinical trials. Further, to be successful in clinical trials, increased investment will be necessary, and that could adversely affect our short-term profitability.
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
The successful commercialization of our technology, and in particular our punctal plug drug delivery technology, is crucial for our success. Successful product development in the pharmaceutical industry is highly uncertain and very few research and development projects produce a commercial product. Principally, the risks and uncertainties involved in commercializing a product in this industry include the following:
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

•	We may need to obtain licenses under third-party patents which can be costly, or may not be available at all.

•
Even if our products are successfully developed, receive all necessary regulatory approvals and are commercially produced, there is no guarantee that there will be market acceptance of them or that they will not cause unanticipated side effects in patients.

•	Intellectual property rights could be challenged by third parties or we could be found to be infringing on intellectual property rights of third parties.
Our ability to achieve market acceptance for any of our products will depend on a number of factors, including whether or not competitors may develop technologies which are superior to or less costly than our products, and whether governmental and private third-party payers provide adequate coverage and reimbursement for our products, with the result that our products, even if they are successfully developed, manufactured and approved, may not generate significant revenues.
If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our technology for some other reason, it would likely seriously harm our ability to generate revenue.
We are currently, and in the future may be, involved in legal proceedings and if there is an adverse outcome in our litigation or other legal actions, our business may be harmed.
We and certain of our subsidiaries are, or may become in the future, involved in legal actions in the ordinary course of our business. For example, we are currently involved in litigation with MGH which, if not ultimately resolved in our favor, could have a material adverse impact on our financial condition and the market price of our shares. See Item 12, Contingencies.
Litigation may result in excessive verdicts, which may include a judgment with a significant monetary award, including the possibility of punitive damages, a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable and, as occurred in 2006 in the litigation with TAP Pharmaceuticals in the U.S., the risk that an injunction could be issued preventing the manufacture, marketing and sale of our products that are the subject of the litigation. Additionally, any such litigation, whether or not successful, may damage our reputation. Furthermore, we will have to incur substantial expense in defending these lawsuits and the time demands of such lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations.

In addition, the testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne or our product candidates and related medical devices expose us to liability claims allegedly resulting from the use of these products or devices. These risks exist even with respect to those products or devices that are approved for commercial sale by the FDA or applicable foreign regulatory authorities and manufactured in facilities licensed and regulated by those regulatory authorities.
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
We face intense competition against Visudyne, as well as our technology under clinical development. We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Some of our competitors are also our collaborators. For example, Novartis, which, pursuant to the Amended PDT Agreement, has the marketing and sales rights to our Visudyne product outside of the U.S., also has rights to market Lucentis, a product that is competitive with Visudyne, outside of the U.S. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete. In connection with our technology under clinical development, including our punctal plug drug delivery technology, our competitors may develop or obtain patent protection for products earlier than us, design around patented technology developed by us, obtain regulatory approval for such products before us, or develop more effective or less expensive products than us.
Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.
We have undertaken significant strategic and organizational changes, including the divestment of certain core and non-core assets to focus on the ocular therapeutic area. These changes and the transactions we completed carry certain risks which could have a material adverse effect on our business.
In the last three years, we have made significant changes to management, organizational structure and our business. In January 2008, we announced a significant strategic change to divest certain core and non-core assets, and to focus the Company on the sale of Visudyne and our clinical development programs related to our punctal plug delivery technology. Since that time, we have completed our strategic restructuring, including the divestment of Eligard (as part of the sale of QLT USA), Aczone and Atrigel and the sale of the land and building comprising our Canadian headquarters. We have also restructured our agreement with Novartis under the Amended PDT Agreement pursuant to which, among other things, we obtained exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. In connection with the strategic restructuring we eliminated approximately 115 employment positions.

Transactions such as these may result in disputes regarding representations and warranties, indemnities, future payments or other matters. If disputes are resolved unfavorably, our financial condition and results of operations may be adversely affected and we may not realize some or all of the anticipated benefits of these transactions. Disputes relating to these transactions can lead to expensive and time-consuming litigation and may subject us to unanticipated liabilities or risks, disrupt our operations, divert management’s attention from day-to-day operations, and increase our operating expenses.
In addition, as a result of the organizational changes our business may be disrupted, employee morale may be lower and we may lose or be unable to attract and retain key employees. The loss of key employees or our inability to attract employees could adversely impact our ongoing operations, including failure to achieve targets and advance our clinical development projects.
The future growth of our business may depend in part on our ability to successfully identify, acquire on favorable terms, and assimilate technologies, products or businesses.
From time to time, we may engage in negotiations to expand our operations and market presence by future product, technology or other acquisitions, in-licensing and business combinations, joint ventures or other strategic alliances with other companies, such as our acquisition of ForSight Newco II, Inc. (now QLT Plug Delivery, Inc.) in October 2007. We may not be successful in identifying, initiating or completing such negotiations. Competition for attractive product acquisition or alliance targets can be intense, and we may not succeed in completing such transactions on terms that are acceptable to us. Even if we are successful in these negotiations, these transactions create risks, including:
•	difficulties in and costs associated with assimilating the operations, technologies, personnel and products of an acquired business,

•	assumption of known or unknown liabilities or other unanticipated events or circumstances,

•	the potential disruption to our ongoing business, and

•	the potential negative impact on our earnings and cash position.
Any of these risks could harm our ability to achieve anticipated levels of profitability for acquired businesses or to realize other anticipated benefits of the transaction.
If we do not successfully develop and launch replacements for our products that lose patent protection, our revenues may decline and we may not be able to compete effectively.
Most of our products and technology are covered by patents. Upon the expiration of the patents, our competitors may introduce products or drug delivery technology, as the case may be, using the same technology. As a result of this possible increase in competition, we may need to lower our prices in order to maintain sales of our products or we may lose a competitive advantage and marketability of our products and technologies. If we fail to develop and successfully launch new products prior to the expiration of patents for our existing products, our revenue from those products could decline significantly. We may not be able to develop and successfully launch more advanced replacement products and/or drug delivery technologies before these and other patents expire. Competition in the pharmaceutical and biotechnology industry for new products is increasing and the amount required to be paid to acquire or in-license new products may be prohibitive and negatively affect our ability to successfully acquire or in-license new products.
Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.
We have applied for and will continue to apply for patents for certain aspects of Visudyne and our other products and technology, including our punctal plug drug delivery technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. In addition, patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, Visudyne and our other products could become subject to competition from the sale of generic versions of our products in addition to the other competitive products discussed above.
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
If our supply of Visudyne is interrupted, our ability to maintain our inventory levels could suffer and our future revenues may be reduced.
Any interruption in the supply of finished products could hinder our ability to timely distribute Visudyne. If we are unable to obtain adequate product supplies to satisfy our customers’ or licensees’ orders, we may lose those orders and our customers or licensees may cancel other orders and seek monetary compensation or exercise their other remedies permitted under the agreement. In addition, customers or licensees may decide to stock and sell competing products, which in turn could cause a loss of our market share and materially adversely affect our revenues. Numerous factors could cause interruptions in the supply of our finished products, including shortages in raw material required by our manufacturers, changes in our sources for raw materials or manufacturing, the failure of our manufacturers to comply with FDA and foreign regulatory authorities requirements for the manufacture of our product or our product specifications, our failure to timely locate and obtain regulatory approval for additional or replacement manufacturers as needed, and conditions affecting the cost and availability of raw materials and manufacturing processes.
We rely on third-party manufacturers, and in the near future will also rely on third party distributors and other service providers for the manufacture and distribution of Visudyne. Any difficulties with such third parties could delay future revenues from our product sales.
We rely on several third parties in the U.S., Europe and Japan to manufacture Visudyne. If we are unable to maintain agreements on favorable terms with any of our contract manufacturers, or if we experience any disruption in the supply of materials required for the manufacture of Visudyne, or if we fail to timely locate and obtain regulatory approval for additional or replacement manufacturers as needed, it could impair or prevent our ability to deliver Visudyne on a timely basis, or at all, or cause delays in our clinical trials and applications for regulatory approvals which in turn would materially and adversely harm our business and financial results and may result in claims against us from our licensees of Visudyne.
Under our Amended PDT Agreement with Novartis, as of January 1, 2010 we will also be responsible for the distribution, marketing and sale of Visudyne in the U.S. and will rely on third parties to perform some of these obligations. If we are unable to secure and maintain the necessary agreements with third parties to accomplish this in a timely manner on terms favorable to us or at all, supply of Visudyne in the U.S. may be adversely affected.
In addition, if any such third party service providers fail to meet their respective contractual commitments, we may not be able to supply or continue to supply commercial quantities of Visudyne or conduct certain future clinical testing. Further, any loss of a manufacturer or distributor or any difficulties that could arise in the manufacturing or distribution process, including any disputes with third party service providers, could significantly affect our inventories and supply of Visudyne available for sale. If we are unable to supply sufficient amounts of Visudyne on a timely basis, our market share could decrease which could materially harm our business.
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
Our ability to commercialize Visudyne or to conduct clinical trials with our product candidates, either directly or in conjunction with others, depends, in large part, on our ability to have such products manufactured at a competitive cost and in accordance with FDA and other foreign regulatory requirements, including FDA Good Manufacturing Practices, as well as our product specifications which could significantly adversely affect our product inventories and our ability to have product available for commercial sale. Our contract manufacturers’ manufacturing and quality procedures may not achieve or maintain compliance with applicable FDA and other foreign regulatory standards or product specifications, and, even if they do, we may be unable to produce or continue to produce commercial quantities of Visudyne and our other products at an acceptable cost or margin.
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
If our contract manufacturers produce one or more product batches that do not conform to FDA or other regulatory requirements, or our product specifications, or if they introduce changes to their manufacturing processes, our manufacturing expenses may increase materially, our product inventories may be reduced to unacceptable levels or entirely, we may lose market share, and/or our ability to meet demand for Visudyne and our other products may be materially and adversely impacted, which may cause us to lose potential revenue and become subject to claims from our licensees.
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
We rely on trade secrets and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products. We require each of our employees, contract manufacturers, and certain consultants and advisors to enter into confidentiality obligations prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. These agreements may not provide meaningful protection of our trade secrets and proprietary know-how that is used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.
Visudyne or our product candidates may exhibit adverse side effects that prevent their widespread use or that necessitate withdrawal from the market.
Even after approval by the FDA and other regulatory authorities, Visudyne or our product candidates may later exhibit adverse side effects that prevent widespread use or necessitate withdrawal from the market. Undesirable side effects not previously observed during clinical trials could emerge in the future. The manifestation of such side effects could materially harm our business. In some cases, regulatory authorities may require labelling changes that could add warnings or restrict usage based on adverse side effects seen after marketing a drug.
If we fail to comply with ongoing regulatory requirements, it will materially harm our business.
Visudyne and our product candidates are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments and by foreign regulatory authorities in jurisdictions in which Visudyne and our product candidates are or may be sold or used in clinical development. The regulatory clearance process is lengthy, expensive and uncertain. We may not be able to obtain, or continue to obtain, necessary regulatory clearances or approvals on a timely basis, or at all, for Visudyne or any of our product candidates under development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business and our financial condition.
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
We, our contract manufacturers, all of our suppliers, as well as the suppliers of the medical lasers required for Visudyne and other PDT therapy, are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission, the FDA and other regulatory agencies in other jurisdictions. We, our contract manufacturers, suppliers and laser suppliers may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us, or any of these manufacturers, suppliers or suppliers to comply with such requirements or the adoption of new requirements could materially harm our business.
As noted above, all of our contract manufacturers must comply with the applicable FDA cGMP regulations and requirements of foreign regulatory authorities in jurisdictions in which our products are sold or used in clinical development, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMP regulations and other applicable regulatory requirements, the availability of Visudyne for sale could be reduced or we may be unable to supply product at all for an uncertain amount of time, which could be significant, and we could suffer delays in the progress of clinical trials for products under development. We do not have full control over our third-party manufacturers’ compliance with these regulations and standards. The loss of a contract manufacturer could have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

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
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, including our recent sale of QLT USA and the Amended PDT Agreement we recently entered into with Novartis, future levels of R&D spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 1- Significant Accounting Policies in “Notes to the Consolidated Financial Statements” in this Report) can have a material impact on our effective income tax rate.
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
If we do not sustain profitability, our stock price may decline.
We achieved profitability for the fiscal year ended December 31, 2008 and the nine months ended September 30, 2009. However, we incurred net losses for the years ended December 31, 2005, 2006 and 2007. Our accumulated deficit at December 31, 2008 was approximately $579.6 million. Although we earned net income for the year ended December 31, 2008 and the nine months ended September 30, 2009, we may incur additional losses in the future. For example, as a result of the sale of QLT USA on October 1, 2009, we will no longer have revenue and profit from our QLT USA business reflected on our statements of operations, which may cause us to report net losses in future periods. If we are unable to sustain profitability in the future, our stock price may decline.
Our operating results may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.
Our operating results may fluctuate from period to period for a number of reasons some of which are beyond our control. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:
•	lower than expected revenues from sales of Visudyne,

•	changes in pricing, pricing strategies or reimbursement levels for Visudyne,

•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months,

•	high levels of marketing expenses for Visudyne or the launch of additional competitors to Visudyne,

•	fluctuations in currency exchange rates,

•	unfavorable outcome in the litigation commenced by MGH against us,

•	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne and our other products and candidates,

•	costs of establishing an internal sales and marketing team and infrastructure for the distribution, sale and marketing of Visudyne in the U.S., and

•	increased operating expenses as a result of product, technology or other acquisitions or business combinations.
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
The market prices for securities of biopharmaceutical companies, including QLT, have been and are likely to continue to be extremely volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for biopharmaceutical stocks could have a significant impact on the future trading prices of our common shares. In particular, trading prices of the securities of many biopharmaceutical companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the other factors that may cause volatility in the price of our securities include:
•	announcements of technological innovations or new products by us or our competitors,

•	developments or outcome of litigation, including litigation regarding proprietary and patent rights,

•	regulatory developments or delays concerning our products,

•	quarterly variations in our financial results,

•	results of our research and development programs,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity and our ability to continue to supply Visudyne and our other products,

•	the timing and amounts of contingent consideration or royalties paid to us by third parties, and

•	issues with the safety or effectiveness of our products.
The price of our common shares may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. In 2008, general worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These economic conditions have largely continued in 2009. The price of our common shares could decrease if our business, financial condition and results of operations are negatively impacted, or if investors have concerns that our financial position may be impacted, by a worldwide macroeconomic downturn. These factors, either individually or in the aggregate, could result in significant variations in the trading prices of our common shares. Volatility in the trading prices of our common shares could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management’s attention and resources.
We may need additional capital in the future, and our prospects for obtaining it are uncertain.
Although our recent divestitures generated significant cash, we have not yet received and may not ultimately ever receive all of the contingent consideration payable to us for the sale of QLT USA and, going forward, our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund our operating expenses will depend on many factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, any amounts we may be required to pay in connection with any ongoing litigation as a result of an adverse court decision or any settlement agreement that we may enter into, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.

We were a passive foreign investment company for the taxable year ended December 31, 2008, which could result in adverse United States federal income tax consequences to U.S. Holders.
Based on the price of our common shares and the composition of our assets, we were a “passive foreign investment company,” or PFIC, for United States federal income tax purposes for the taxable year ended December 31, 2008, and may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. Because we believe that we were a PFIC for the taxable year ended December 31, 2008, certain adverse United States federal income tax consequences could apply to U.S. Holders, as defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents—U.S. Federal Income Tax Information—U.S. Holders in our Annual Report on Form 10-K for the year ended December 31, 2008.
If we fail to manage our exposure to global financial, securities market and foreign exchange risk successfully, our operating results and financial statements could be materially impacted.
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
The Canadian dollar is our functional currency, while the U.S. dollar is our reporting currency. As a result, U.S. dollar-denominated monetary assets and liabilities held by us are revalued and give rise to foreign currency gains or losses. To the extent that the amount of our U.S. dollar-denominated monetary assets does not equal the amount of our U.S. dollar-denominated monetary liabilities, foreign currency gains or losses could arise and materially impact our financial statements.
The uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.
The uncertainty in global economic conditions have resulted in a continued tightening of the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit equity and fixed income markets. There could be a number of follow-on effects from these economic developments on our business, including insolvency of our key manufacturing and sales partners resulting in product delays or a decrease in orders for our products. As such, the uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

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

QLT Inc. (Registrant)
Date: November 5, 2009	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2009	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Rule 13a-14 (a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.