Form 10-K
period 2009-12-31
QLT INC/BC
filed 2010-03-10
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17082
QLT Inc.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 — 887 Great Northern Way, Vancouver, B.C., Canada	V5T 4T5
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (604) 707-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $2.12, as reported on the NASDAQ Stock Market) was approximately U.S. $115,795,095.
As of February 26, 2010 the registrant had 53,789,289 outstanding common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2009) for its annual meeting to be held on May 20, 2010, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Note regarding references to QLT
Throughout this Annual Report on Form 10-K (this “Report”), the words “we”, “us”, “our”, “the Company” and “QLT” refer to QLT Inc. and our wholly owned subsidiaries, QLT Plug Delivery, Inc., QLT Therapeutics, Inc., and QLT Ophthalmics, Inc., unless stated otherwise.
Note regarding Currency and Accounting Standards
In this Report all dollar amounts are in U.S. dollars, except where otherwise stated, and financial reporting is made in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
We use the U.S. dollar as our reporting currency, while for the year ended December 31, 2009 the Canadian dollar was the functional currency for the parent company, QLT Inc., and the U.S. dollar was the functional currency for our U.S. subsidiaries. During the first quarter of 2010, the functional currency of QLT Inc. was changed to the U.S. dollar as a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis.
Note regarding Exchange Rates
The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

	2009	2008	2007	2006	2005

High	$1.2995	$1.2971	$1.1852	$1.1726	$1.2703
Low	1.0289	0.9717	0.9168	1.0989	1.1507
Average	1.1412	1.0660	1.0734	1.1340	1.2115
Period End	1.0461	1.2240	0.9881	1.1652	1.1656
Note regarding Trademarks
The following words used in this Report are trademarks:
•	Visudyne® is a registered trademark of Novartis AG.
•	Eligard® is a registered trademark of Sanofi-Aventis Corp.
•	Aczone® is a registered trademark of Allergan, Inc.
•	Lucentis® is a registered trademark of Genentech, Inc.
•	Avastin® is a registered trademark of Genentech, Inc.
•	Xalatan® is a registered trademark of Pfizer Health AB.
•	Patanol® is a registered trademark of Alcon Research, Ltd.
•	PatadayTM is a trademark of Alcon, Inc.

QLT INC.
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2009

Item 9B. OTHER INFORMATION	102

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	103

Item 11. EXECUTIVE COMPENSATION	103

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	104

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	105

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	106

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	107

Exhibit 11
Exhibit 21
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

Item 1.	BUSINESS
Overview
QLT is a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”), and developing our ophthalmic product candidates.
Over the last two years we have narrowed our focus to development and commercial efforts in the field of ophthalmology. In 2008, we initiated a strategic corporate restructuring designed to enhance shareholder value and focus our business on our ophthalmic assets. Under the strategic corporate restructuring we disposed of all of our non-core assets, including Aczone®, approved for the treatment of acne vulgaris, the Atrigel® sustained-release drug delivery technology (except for certain rights retained by us), the Eligard® line of products, approved for the treatment of prostate cancer (through the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”)), and our land and building comprising our corporate headquarters in Vancouver, B.C. We are now a biotechnology company focused on developing and commercializing products for use in the field of ophthalmology.
Products, Revenues and Other Sources of Funds
We currently have one commercial product, Visudyne, which utilizes photodynamic therapy (“PDT”) to treat the eye disease known as wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe. Visudyne is also used for the treatment of subfoveal choroidal neovascularization (“CNV”) due to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland (“Novartis”) and is marketed and sold in over 80 countries worldwide.
On January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis continues to market and sell Visudyne outside the U.S. and will pay us a royalty on net sales of the product. See the section entitled “Visudyne — Our Approved Product” below.
Under the stock purchase agreement with TOLMAR Holding, Inc. (“Tolmar”), pursuant to which we sold all of the shares of our U.S. subsidiary, QLT USA, and its principal asset, Eligard, we are entitled to future payments comprising $10.0 million payable on or before October 1, 2010 and up to an additional $200.0 million (of which we have received $18.7 million as of March 10, 2010), payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo Inc. (“Sanofi”) and MediGene Aktiengesellschaft (“MediGene”) for the commercial marketing of Eligard in the U.S., Canada and Europe. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. See the section entitled “Key Developments” below.
Research and Development
We devote significant resources to research and development programs in various stages of development. Our current research and development efforts are focused on:
Punctal Plug Drug Delivery System for the treatment of glaucoma and allergic conjunctivitis. The majority of our research and development effort is directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are initially targeting the treatment of glaucoma and ocular hypertension and are presently conducting Phase II drug delivery and device studies in the latanoprost punctal plug drug delivery program (“L-PPDS”). We also plan to commence a Phase II proof of concept study for the treatment of allergic conjunctivitis through the sustained release of olopatadine in our punctal plug drug delivery system in the second half of 2010.

Visudyne combined with Anti-VEGF drugs for the treatment of wet AMD. We are also continuing to study the effectiveness of Visudyne in patients with wet AMD by exploring its use in combination with the class of therapeutics known as anti-VEGF drugs, which prevent the growth of abnormal blood vessels that characterize wet AMD. We and Novartis have separately initiated studies examining the safety and efficacy of Visudyne in combination with Lucentis®, an anti-VEGF drug. The purpose of the studies is to determine if combination therapy reduces re-treatment rates compared with Lucentis monotherapy while maintaining similar vision outcomes and an acceptable safety profile.
QLT091001 for the treatment of Leber Congenital Amaurosis. On March 12, 2009, we announced results from a Phase Ia safety study in healthy adults of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. In December 2009, we initiated a Phase Ib trial in pediatric patients with Leber Congenital Amaurosis, an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth. We expect to report initial data from the Phase Ib trial in the first half of 2010.
QLT091568 for the treatment of glaucoma and ocular hypertension. We are currently conducting formulation and development work on QLT091568, a prodrug of a beta adrenergic antagonist (a novel beta blocker) under investigation for its potential ability to lower intra-ocular pressure in glaucoma and ocular hypertension patients. QLT091568 (formerly known as OT-730) was acquired on December 30, 2009 from Othera Pharmaceuticals, Inc. and Othera Holding, Inc. (together, “Othera”). The compound is currently being developed as an eye drop.
Business Strategy
Our goal is to build a leading biotechnology company focused on the field of ophthamology. In addition to our revenues from sales of Visudyne in the U.S. from our direct sales efforts, we will collect royalties from Novartis from the sale of Visudyne outside the U.S. and expect to collect future contingent consideration from the commercial sale of Eligard in the U.S., Canada and Europe. We intend to use these funds and our current cash to fund our research and development efforts, as well as to build our product pipeline through our pursuit of strategic acquisitions or in-licensing opportunities in the ocular field. Our growth will depend on the strength of our commercial product, Visudyne, the liquidity provided by the contingent consideration earned from Eligard sales, the success of our research and development efforts, and our ability to leverage our clinical expertise and U.S. sales and marketing infrastructure and capabilities to acquire and develop future product opportunities.
Key Developments
The following is a summary of the key developments that occurred in 2009.
Sale of QLT USA (Eligard)
Our product portfolio previously included the Eligard line of products approved for the palliative treatment of advanced prostate cancer. Eligard incorporates a luteinizing hormone-releasing hormone agonist, known as leuprolide acetate, with the Atrigel drug delivery system. The Atrigel technology allows for sustained delivery of leuprolide acetate for periods ranging from one to six months.
On October 1, 2009, we divested the Eligard line of products as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and will receive $10.0 million on or before October 1, 2010 and up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and MediGene, for the commercial marketing of Eligard in the U.S., Canada and Europe until the earlier of our receipt of the additional $200.0 million or October 1, 2024. The net after-tax proceeds of the transaction are expected to be approximately $230.0 million, assuming the entire additional $200.0 million is paid. In connection with the transaction, we retained a non-exclusive worldwide royalty-bearing license from QLT USA (now named Tolmar Therapeutics, Inc.) to patent rights and other intellectual property related to the Atrigel drug delivery system for products in the ocular and dermatology fields.
The contingent consideration earned from Tolmar under the stock purchase agreement for the fiscal quarters ended September 30, 2009 and December 31, 2009, representing 80% of the royalties paid under the Sanofi and MediGene agreements for those periods, was $8.4 million and $10.3 million, respectively. Our contingent consideration under the stock purchase agreement is dependent upon sales of Eligard by Sanofi and MediGene, which could vary significantly due to competition, manufacturing difficulties and other factors. See Item 1A. Risk Factors.

Restructure of Novartis Relationship
In 1994, we entered into the PDT Product Development, Manufacturing and Distribution Agreement (“PDT Agreement”) with Novartis for the worldwide development and commercialization of PDT products for eye diseases, including Visudyne. On October 16, 2009, we substantially restructured our business arrangement with Novartis by amending and restating the PDT Agreement pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement (“Amended PDT Agreement”). Under the Amended PDT Agreement, effective January 1, 2010, we and Novartis ceased joint development of Visudyne (and any other PDT products) and all net revenue and cost sharing associated with the manufacturing and commercialization of Visudyne. Despite ceasing our joint development efforts, we and Novartis continue to separately conduct development work on Visudyne under the RADICAL and SUMMIT (consisting of the DENALI, MONT BLANC and EVEREST studies) clinical trial programs, respectively.
Under the Amended PDT Agreement, effective January 1, 2010, we received exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a direct sales force in the U.S. through our wholly-owned U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis has retained marketing and sales rights outside the U.S. and will pay us a royalty of 20% of net sales outside the U.S. until December 31, 2014, and thereafter 16% of net sales, until the expiry of the Amended PDT Agreement on December 31, 2019. We continue to manufacture Visudyne and will supply the product at a pre-specified price exclusively to Novartis for distribution outside the U.S. See the section entitled “Visudyne — Our Approved Product” below.
Settlement of MGH Litigation
Following the 2008 judgment of the U.S. District Court for the District of Massachusetts in favor of Massachusetts Eye and Ear Infirmary (“MEEI”), under which we were ordered to pay MEEI, among other things, 3.01% of all past, present and future worldwide net sales of Visudyne, on February 12, 2009, the General Hospital Corporation, doing business as Massachusetts General Hospital (“MGH”), launched a legal action against us in the Superior Court of the Commonwealth of Massachusetts alleging that it entered into a written agreement with us that required us to pay MGH the same amount that we pay MEEI on net sales of Visudyne. At the time of the action, our license agreement with MGH provided for a 0.5% royalty payable to MGH for Visudyne sales in the U.S. and Canada, and was subject to a most-favored-nations provision which would have required us to adjust the royalty rate upward had we entered into a license agreement with MEEI for the same rights at a higher rate.
On November 24, 2009, we announced that we reached a settlement with MGH. Under the terms of the settlement agreement and amendment to license agreement, we paid MGH $20.0 million, constituting payment in full for all past and future royalty obligations and in satisfaction and settlement of any obligations we had, may have, or may have had to MGH in connection with the subject matter of the lawsuit. The action was dismissed with prejudice on December 1, 2009. See Item 3. Legal Proceedings and Note 22 in the “Notes to the Consolidated Financial Statements”. We currently have no outstanding litigation.
Securities Transactions
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2.7 million of our common shares, being 5% of our issued and outstanding common shares, over a 12 month period commencing November 3, 2009 under a normal course issuer bid. Since initiating the normal course issuer bid, we have repurchased through the facilities of the NASDAQ Stock Market and immediately cancelled an aggregate 866,790 common shares for an aggregate purchase price of approximately $4.0 million.
On December 1, 2008, we announced our decision to proceed with a modified Dutch Auction tender offer to purchase a number of shares of our common stock that would not exceed an aggregate purchase price of $50.0 million. Under this Dutch Auction tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than $2.20 and not greater than $2.50. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price that we were required to pay to purchase a number of shares of our common stock that did not exceed an aggregate purchase price of $50.0 million. On January 26, 2009, we accepted for purchase and cancellation 20 million common shares at a price of $2.50 per share, totalling $50.0 million. See Note 13 in the “Notes to the Consolidated Financial Statements”.

Visudyne — Our Approved Product
Visudyne is a photosensitizer which we co-developed with Novartis for the treatment of subfoveal CNV due to wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe.
Photodynamic Therapy
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
Wet AMD
Wet AMD is an eye disease characterized by the growth of abnormal blood vessels under the macula, which is the central part of the retina. Because these vessels do not mature properly in the elderly, they begin to leak and, over time, cause photoreceptor damage that results in the formation of scar tissue and a loss of central vision. Although the progression of the disease varies by patient, the majority of patients with wet AMD become legally blind in the affected eye within approximately two years following the onset of the disease. Based upon proprietary market research, we estimate that worldwide approximately 500,000 new cases of wet AMD are diagnosed annually, of which approximately 200,000 are diagnosed in North America, 200,000 are diagnosed in Europe and 100,000 are diagnosed in the rest of the world. There are three forms of wet AMD: predominantly classic, minimally classic and occult. These forms are distinguished by the appearance of the lesions on fluorescein angiography that form at the back of the eye.
Approved Indications
Visudyne is approved for the following indications:
Predominantly Classic CNV in AMD. Visudyne has been approved for marketing for predominantly classic subfoveal CNV in AMD in over 80 countries, including the U.S., Canada, Japan, Australia, New Zealand and the European Union (“EU”) countries.
Minimally Classic CNV in AMD. Visudyne has been approved for minimally classic CNV in Japan.
Occult with no Classic CNV in AMD. Visudyne has been approved for the occult form of CNV in over 29 countries, including Japan, Australia, New Zealand and Switzerland. Visudyne was previously approved in the EU for the occult form of CNV. However, in April 2007, after reviewing the results in the Visudyne occult study, the Committee for Medicinal Products for Human Use (“CHMP”) recommended to the European Commission that the indication of the use of Visudyne in the treatment of the occult form of CNV be deleted from the label for Visudyne in the EU. In June 2007, the European Medicines Agency (“EMEA”) endorsed the recommendation by CHMP to delete the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU.
CNV due to Pathologic Myopia. Pathologic myopia (“PM”) is a degenerative form of near-sightedness that occurs largely in persons aged 30 to 50 and can result in CNV. We have received regulatory approval of Visudyne for the treatment of subfoveal CNV due to PM in over 40 countries, including the U.S., Canada and the EU.
CNV due to Presumed Ocular Histoplasmosis Syndrome. Presumed ocular histoplasmosis syndrome (“OHS”) is a condition caused by a fungal infection endemic to certain areas in the central and eastern U.S. It can lead to severe, irreversible vision loss and is a leading cause of blindness in adults who have lived in geographic areas where the soil mold Histoplasma capsulatum is found. Visudyne is approved for the treatment of subfoveal CNV secondary to OHS in the U.S. and Canada.

Commercialization Rights and Revenue
In 1994, we entered into the PDT Agreement with Novartis for the worldwide development and commercialization of PDT products for eye diseases, including Visudyne. Under the PDT Agreement, we manufactured and supplied Visudyne and Novartis was responsible for worldwide marketing and distribution of Visudyne. We and Novartis shared the net revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties), all calculated according to a formula set out in our agreement.
On October 16, 2009, we substantially restructured our business arrangement with Novartis by amending and restating the PDT Agreement pursuant to the Amended PDT Agreement. Under the Amended PDT Agreement, effective January 1, 2010, we and Novartis ceased joint development of Visudyne and all net revenue and cost sharing associated with the manufacturing and commercialization of Visudyne. Despite ceasing our joint development efforts, we and Novartis separately continue to conduct development work on Visudyne under the RADICAL and SUMMIT clinical trial programs, respectively.
Under the Amended PDT Agreement we received exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. and retain all end-user revenue derived from U.S. sales. Novartis has retained distribution, sales and marketing rights to Visudyne outside the U.S. and will pay us a royalty of 20% of net sales outside the U.S. until December 31, 2014, and thereafter 16% of net sales, until the expiry of the Amended PDT Agreement on December 31, 2019. We continue to manufacture and supply Visudyne at a pre-specified price exclusively to Novartis for sales outside the U.S.
The Amended PDT Agreement sets forth the obligations of each party in connection with payment of third-party royalties related to Visudyne during the term and following expiry of the Amended PDT Agreement. Under the Amended PDT Agreement, we and Novartis have also released each other from all open claims we may have against the other, including any in connection with our previous litigation with MEEI and MGH. See Item 3. Legal Proceedings and Note 22 in the “Notes to the Consolidated Financial Statements”.
Novartis may terminate the Amended PDT Agreement for convenience in its entirety or on a country-by-country basis on 12 months prior written notice. In the event Novartis terminates the Amended PDT Agreement or either party ceases to commercialize Visudyne in their respective territories (and in the case of Novartis in any country in its territory), the other party will have the exclusive right, at its option, to commercialize Visudyne in that country or territory, as the case may be. Under the terms of the Amended PDT Agreement, we and Novartis indemnify each other in connection with certain matters relating to our respective contractual obligations.
Our Products In Development
We focus our research and development efforts in the field of ophthalmology. The following table sets forth our current product development programs:

Product/Indication	Status/Development Stage

Punctal Plug (latanoprost)

Glaucoma and Ocular Hypertension	Phase II studies ongoing through 2010.

Punctal Plug (olopatadine)

Allergic Conjunctivitis	Phase II proof of concept study planned to be initiated in the second half of 2010.

Visudyne

Wet AMD	Phase II study of Visudyne followed by an anti-VEGF drug (with or without dexamethasone) either as a bi-therapy or triple therapy, expected to complete in the first half of 2010.
QLT091001

Leber Congenital Amaurosis	Completed Phase Ia study in March 2009. Commenced Phase Ib study in December 2009.
QLT091568

Glaucoma and Ocular Hypertension	Phase I/II proof of concept study completed by Othera in 2009. Preclinical, formulation and development work through 2010.

Punctal Plug Drug Delivery System
Our proprietary punctal plug drug delivery technology is a minimally invasive drug delivery system we are developing with the goal of delivering a variety of drugs to the eye through controlled sustained release to the tear film. The platform technology builds upon a well known ocular device, punctal plugs, which are placed in the tear duct, or punctum, of the eye in a simple office procedure routinely performed by an ophthalmologist or optometrist. Punctal plugs have been traditionally used for a number of years to block the drainage of tears in patients with dry eye syndrome and the dry eye components of various ocular surface diseases. We are advancing the concept of using a punctal plug to deliver ocular medications using a drug eluting core. We believe this drug delivery platform has the potential to address a broad range of ocular diseases that are currently being treated with eye drops, including glaucoma, allergy and dry eye and may be used for post-surgical care. Our goal is to develop a delivery system comprising a proprietary punctal plug designed to be retained for the desired treatment duration and a proprietary drug delivery core that can be tailored to deliver a wide range of therapeutic agents over different time periods.
Current therapies using eye drops typically require relatively high drug doses due to the relatively inefficient method of drug delivery. The periodic dosing of an eye drop results in pulsatory dosing, with the peak drug concentration available in the eye shortly after administration which diminishes with time until it is restored by the administration of the next eye drop. Delivery of therapeutics via the punctal plug delivery system could result in lower drug doses and stable, sustained drug concentrations which, if achieved, we believe could be a desirable alternative to daily treatment with eye drops.
Initial Drug and Target Indication
Latanoprost for Glaucoma and Ocular Hypertension. The first indication we are pursuing for our drug delivery system is the treatment of glaucoma and ocular hypertension by the sustained release of latanoprost, a prostaglandin analog. Glaucoma is a disease of the optic nerve involving a progressive loss of retinal ganglion cells that is often associated with elevated intraocular pressure (“IOP”) that results in a reduced or diminished visual field over time. Latanoprost has been previously approved by the U.S. Food and Drug Administration (“FDA”) for reducing IOP in patients with glaucoma or ocular hypertension. If successful, our punctal plug drug delivery system, when inserted into the punctum in the eye and retained for the desired treatment duration, will release a steady stream of latanoprost into the tear film.
Current Treatment. Approximately 99% of glaucoma patients are treated with topical medications such as eye drops, four to six percent receive surgery and, on average, each diagnosed patient has multiple visits to his or her eye physician each year. Due to the progressive nature of the disease, compliance with topical eye drop medications in glaucoma patients is crucial for effective management of the disease. Compliance with existing glaucoma medications is generally acknowledged to be low, with approximately half of treated patients in the U.S. not refilling their prescription after the first six months of therapy. According to IMS Health, prostaglandin analogs, such as latanoprost, represent the largest segment of the prescribed glaucoma medication market. Latanoprost is marketed under the trade name Xalatan® in the U.S.
Potential Market. Glaucoma is a chronic, life-long disease that affects approximately 60-80 million patients worldwide and, according to the Glaucoma Research Foundation, is the second leading cause of blindness in the western world. IMS Health estimates that the U.S. market for glaucoma eye drop treatments is approximately $2.0 billion annually, despite the poor compliance associated with the current eye drop therapies.
Latanoprost Punctal Plug Drug Delivery System (L-PPDS). Our goal is to develop a punctal plug delivery system that provides a more effective, convenient and reliable treatment alternative for glaucoma patients that could ultimately improve patient compliance with their medication and the long-term outcomes for their disease. We believe that, if successful, the application of latanoprost in the punctal plug delivery system could potentially replace, in whole or in part, the existing eye drop therapies used for the treatment of glaucoma.

L-PPDS Phase II Clinical Trials and Device Program. On March 10, 2010, we released data on our punctal plug device study and concurrent Phase II clinical trials on our L-PPDS with latanoprost concentrations of 44 µg, 81 µg and two different 95 µg formulations.
L-PPDS Phase II Clinical Trials. In February 2010, we completed a Phase II, open-label, multicenter, two cohort study conducted to investigate the safety and preliminary efficacy of L-PPDS containing either 44 µg (first cohort) or 81 µg (second cohort) of latanoprost in subjects with open-angle glaucoma (“OAG”) or ocular hypertension (“OH”) over a six-week period. A total of 113 patients (60 in the 44 µg cohort and 53 in the 81 µg cohort) diagnosed with OAG/OH were enrolled in this trial, with an average age of 65 years and mean baseline IOP of 24.9 ± 2.2 mmHg. The 44 µg cohort used a second-generation plug device and the 81 µg cohort used a third-generation plug device.
We are also conducting an ongoing, Phase II, open-label, multicenter study to investigate the safety and preliminary efficacy of L-PPDS containing two different formulations of 95 µg latanoprost in subjects with OAG or OH over a 12-week period. The 95 µg formulations were developed to deliver different average daily doses. Eighty-one subjects diagnosed with OAG/OH have been enrolled in this trial with an average age of 63 years and mean baseline IOP of 25.0 ± 2.4 mmHg. The 95 µg trial is using a third-generation plug device.
The objective of these trials is to evaluate different doses of latanoprost (44 µg, 81 µg or 95 µg) to contribute data to identify novel formulations that achieve a ≥5 mmHg drop in mean IOP for later-stage clinical trials. The ranges of the mean IOP change from baseline (mmHg) in the Phase II studies are as follows:

Latanoprost Concentration in L-PPDS
	44 µg	81 µg	95 µg (A)	95 µg (B)*
Number of Subjects	N=57 **	N=53	N=42	N=39
Mean IOP Baseline Value (mmHg)	24.5	25.4	25.1	25.0
Range of Mean IOP Change from Baseline: Weeks 1 to 6 (mmHg)	-3.3 to -3.6	-1.9 to -3.4	-3.4 to -4.1	-3.0 to -4.7
Status of Phase II Trial	Complete	Complete	Ongoing to 12 weeks follow-up	Ongoing to 12 weeks follow-up
Equivalent Number of Latanoprost Eye Drops (% of Amount in Eye Drops over 3 Months)	29 (32%)	54 (60%)	63 (70%)	63 (70%)

*	The B formulation was designed to deliver a higher average daily dose than the A formulation.

**	Of the 60 subjects enrolled, three did not have a follow-up IOP value and were excluded from this analysis.
Because a dose-response is not evident across all L-PPDS formulations tested, research efforts are underway to evaluate alternative approaches to improving delivery of latanoprost to its target receptors inside the eye.
The L-PPDS device was well tolerated over the testing period for each study. The overall adverse events ranged from 1.7% to 11.7% for the 44 µg L-PPDS (cohort 1) and from 1.9% to 22.6% for the 81 µg L-PPDS (cohort 2). Eye itching (commonly seen with initial punctal plug wear), and increased tearing were the most common adverse events (11.7% and 10.0%, respectively, in cohort 1, and 20.8% and 22.6%, respectively, in cohort 2). Despite the higher incidence of adverse events in cohort 2 (81 µg L-PPDS), comfort and tearing scores were comparable between cohorts 1 and 2 over the six-week study period. L-PPDS comfort combined grades of ‘no awareness’ and ‘mild awareness’ ranged from 88% to 98% in cohort 1 and from 94% to 98% in cohort 2 over the six weeks. Tearing combined grades of ‘none’ and ‘occasional’ ranged from 85% to 96% in cohort 1 and from 81% to 89% in cohort 2 over six weeks.

In the 95 µg trial, based on preliminary data of 70 subjects (86%) who have completed six weeks of follow-up, the overall incidence of adverse events ranges from 1.2% to 9.9%. The most common adverse events are conjunctival hyperemia (9.9%), eyelid itching (8.6%) and eye itching (6.2%). At Week 6, 97% of subjects rated L-PPDS comfort as ‘no awareness’ or ‘mild awareness,’ and 97% of subjects rated tearing as ‘none’ or ‘occasional.’
Punctal Plug Device Study. Concurrent with the Phase II L-PPDS dosing trials, we are conducting an ongoing, device, open-label, multicenter, study to investigate the safety, tolerability, comfort, ease of handling and insertion/removal, and retention of punctal plug prototype designs. The objective of this study is to identify a punctal plug design that demonstrates a 90% retention over 90 days. Recent clinical data on the third-generation punctal plug designs demonstrate a retention rate of 81%, based on available data from 185 eyes with 12 weeks of follow-up. Retention data are derived from a study of healthy volunteers testing several punctal plug prototype designs and the Phase II studies of the L-PPDS in patients with OAG or OH, in which the third-generation prototypes were used.
More than 800 healthy volunteers have been fitted with a punctal plug in each eye, to wear for up to 12 weeks. Enrollment is ongoing. Interim analyses show that the third-generation punctal plug designs have been well tolerated. The most frequently reported adverse device events for subjects fitted with the third-generation punctal plug (without drug) have been eye itching (6.5%); increased lacrimation and ocular discomfort (3.7% for each event); and conjunctival hyperemia, conjunctival edema, foreign body sensation in eyes, and eyelid edema (2.8% for each event). Comfort scores for the third-generation punctal plugs are greater than 90 out of 100 on a scale where 100 points equals ‘no awareness.’
Prototype punctal plug designs continue to be refined and evaluated to further improve retention rates and selection of the final design will converge with the identification of a dose formulation that is to be taken into later-stage clinical trials. In parallel with the punctal plug device refinements, additional activities are focused on optimizing an insertion tool and development of a simple home-use detection system that would allow patients to confirm the presence of the punctal plugs. Studies of the prototype punctal plugs are also continuing to evaluate the effect of repeated insertions on retention rates.
Second Drug and Target Indication
Olopatadine for Allergic Conjunctivitis. The second indication we are pursuing for our punctal plug drug delivery system is the treatment of allergic conjunctivitis through the sustained release of olopatadine. Allergic conjunctivitis is an allergic response on the surface of the eye due to an immune reaction to allergy-causing substances such as pollen spores or pet dander. Olopatadine is an active pharmaceutical ingredient that has been approved by the FDA in an eye drop dosage form for the treatment of the signs and symptoms of allergic conjunctivitis. The Asthma and Allergy Foundation of America estimates that approximately 50 million people in the U.S. suffer from allergies and, according to market research, approximately 40% of patients with allergies have eye symptoms such as itching and watery eyes. According to IMS Health, the worldwide market for ophthalmic allergy products was over $1 billion in 2009 and olopatadine is the dominant treatment for ocular allergies, with approximately 65% market share in the U.S. and worldwide sales of approximately $475 million in 2009. Olopatadine is marketed under the trade names Patanol® and PatadayTM in the U.S. We plan to initiate a proof of concept study to test the safety and efficacy of olopatadine in our punctal plug drug delivery system for the treatment of allergic conjunctivitis in the second half of 2010, with results expected by year end.
Visudyne — Expansion of Therapy
In view of the importance of understanding the clinical significance of the use of Visudyne in combination with other therapies for the treatment of wet AMD, Novartis and QLT separately initiated studies comparing the safety and efficacy of Visudyne in combination with an anti-VEGF drug either as bi-therapy (Visudyne, plus an anti-VEGF) or triple therapy (Visudyne, plus an anti-VEGF and a steroid). These studies include the North American studies RADICAL and DENALI, and the European study MONT BLANC. RADICAL is sponsored by QLT, while the DENALI and MONT BLANC studies are sponsored by Novartis. The twelve-month primary analysis results for the RADICAL and MONT BLANC studies were reported in 2009 and are described below. We anticipate that the twelve-month results for the DENALI study will be presented in the first half of 2010.

In December 2009, Novartis presented the six-month results of its EVEREST study, assessing the effect of Visudyne alone or in combination with Lucentis compared with Lucentis alone in patients with symptomatic macular polypoidal choroidal vasculopathy (“PCV”). PCV is a potentially blinding eye disease characterized by the growth of tiny, abnormal blood vessels, or lesions, under the retina. PCV lesions have been found to account for 23-55% of patients of Asian origin with presumed neovascular AMD, as opposed to approximately 8-13% of patients of Caucasian origin. PCV is not an approved indication for Visudyne. The results of the EVEREST study are described below.
In addition, we are supporting certain investigator-sponsored studies that evaluate different combinations of Visudyne with anti-VEGF drugs. Some of these studies are also investigating the impact of lower light doses on the efficacy and safety of Visudyne, for example, through reduced rate of fluence administered during the PDT process.
Clinical Trials
RADICAL Study (QLT-sponsored). On June 2, 2009, we announced the twelve-month primary analysis results for our Phase II RADICAL study. The RADICAL study is a Phase II, multicenter, randomized, single-masked study comparing reduced-fluence Visudyne®-Lucentis® combination therapies (with or without dexamethasone) with Lucentis monotherapy in 162 subjects with CNV secondary to wet AMD. The purpose of the study is to determine if Visudyne combined with Lucentis reduces retreatment rates compared with Lucentis monotherapy, while maintaining similar vision outcomes and an acceptable safety profile. Three Visudyne-Lucentis combination therapies were evaluated against Lucentis monotherapy:
•	triple therapy with quarter-fluence Visudyne followed by Lucentis and then dexamethsone;

•	triple therapy with half-fluence Visudyne followed by Lucentis and then dexamethsone; and

•	double therapy with half-fluence Visudyne followed by Lucentis.
The overall twelve-month results showed that fewer re-treatment visits were required with the combination therapies than with Lucentis monotherapy, and the differences were statistically significant. Also, while the mean visual acuity (“VA”) appeared to have improved similarly across all treatment groups, the confidence intervals were wide. There were no unexpected safety findings, and adverse event incidence was similar across treatment groups.
Of the four treatment groups, the triple therapy half-fluence group demonstrated the best results, with the fewest retreatment visits and mean VA improvement most similar to Lucentis monotherapy through 12 months. Patients in the triple therapy half-fluence group had a mean of 3.0 retreatment visits compared with 5.4 for patients who received Lucentis monotherapy (P<.001). At the month 12 examination, mean visual acuity in the triple therapy half-fluence group improved 6.8 letters from baseline compared with 6.5 letters in the Lucentis monotherapy group (P=.94). While all combination groups had significantly fewer retreatment visits than the Lucentis monotherapy group, the better results (both in VA change and retreatment visits) in the triple therapy half-fluence group compared with the other combination groups was a trend and was not statistically different. Patients were evaluated for VA and safety, and to assess if retreatment was needed, at visits every month over 12 months of study follow-up. Overall, 10 patients discontinued the study by 12 months for reasons unrelated to Visudyne or Lucentis. The final results at 24 months are expected in the second quarter of 2010.
MONT BLANC Study (Novartis-sponsored). Twelve-month primary analysis results from the Novartis-sponsored MONT BLANC study were presented by Novartis in June 2009. MONT BLANC is the European study of the Novartis-sponsored SUMMIT clinical trial program that investigated the efficacy and safety of combining Visudyne and Lucentis. MONT BLANC was a randomized, double-masked, multicenter trial in 255 patients with subfoveal CNV secondary to AMD. The initial study duration was 24 months, however, Novartis terminated the study at 12 months. The purpose of the study was to evaluate whether Visudyne combined with Lucentis is not inferior to Lucentis monotherapy with respect to the mean change from baseline in VA and to evaluate the proportion of patients with a treatment-free interval of at least three months duration after month two. At the month 12 examination, mean VA in the Visudyne combination therapy group improved 2.5 letters from baseline compared with a 4.4 letter improvement in the Lucentis monotherapy group. In the combination therapy group, 96% of patients had a three-month treatment-free interval, compared with 92% in the Lucentis monotherapy group.
Twelve-month results of the MONT BLANC study demonstrated that combining standard-fluence Visudyne with Lucentis 0.5 mg can deliver VA improvements that are non-inferior to a Lucentis monotherapy regimen with three Lucentis loading doses followed by injections on a monthly as-needed basis (non-inferiority margin of seven letters). There was no significant difference between the combination and monotherapy groups with regard to proportion of patients with a treatment-free interval of at least three months duration after month two. There were no unexpected safety findings, and adverse event incidence was similar between treatment groups. Overall, only 15 patients, or 6%, discontinued the study before month 12.

EVEREST Study (Novartis-sponsored). Six-month results from the Novartis-sponsored EVEREST study were presented in December 2009. EVEREST is the first multi-center, double-masked, indocyanine green angiography (ICG-A) -guided randomized controlled trial with an angiographic treatment outcome designed to assess the effect of Visudyne alone or in combination with Lucentis compared with Lucentis alone in patients with PCV. A total of 61 PCV patients of Asian ethnicity from Hong Kong, Taiwan, Korea, Thailand and Singapore participated in the study.
The key results from EVEREST include:
• Complete Polyp Regression (primary endpoint): Visudyne combination with Lucentis and Visudyne monotherapy showed a significantly higher proportion of patients with complete polyp regression at month six than the Lucentis monotherapy group. Complete polyp regression was achieved in 77.8% of patients in the Visudyne — Lucentis combination group and 71.4% of patients in the Visudyne monotherapy group, compared with 28.6% of patients in the Lucentis monotherapy group (p=0.0018 for combination vs. Lucentis, p=0.0037 for Visudyne vs. Lucentis).
• Best Corrected Visual Acuity from baseline to Month Six: On average, patients in all groups gained vision, with patients in the combination group achieving the highest gain (+10.9 letters from baseline). Lucentis monotherapy patients gained +9.2 letters; Visudyne monotherapy patients gained +7.5 letters. Differences between the groups were not statistically significant.
• All therapies were well tolerated and the safety findings were consistent with the established safety profiles of Visudyne and Lucentis.
QLT091001 — Synthetic Retinoid Program
We are developing QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The drug is being developed under a Co-Development Agreement with Retinagenix LLC (“Retinagenix”) for the potential treatment of Leber Congenital Amaurosis (“LCA”), an inherited progressive retinal degenerative disease that leads to retinal dysfunction and visual impairment beginning at birth. Under the terms of the Co-Development Agreement, we are responsible for developing and commercializing the products for use in ocular and all other human diseases. Retinagenix will participate in research in support of the co-development collaboration and is eligible to receive certain payments upon achievement of certain development, approval and sales milestones, as well as a royalty on net sales of products.
Initial Target Indication
Leber Congenital Amaurosis. LCA is a genetic eye disease which affects approximately one in 81,000 newborns worldwide, for which there is currently no available treatments. Genetic eye diseases such as LCA arise from gene mutations of enzymes or proteins required in the biochemistry of vision. QLT091001 is a replacement for 11-cis retinal, which is an essential component of the retinoid-rhodopsin cycle and visual function. Two different gene mutations (retinal pigment epithelium protein 65 (“RPE65”) and lecithin-retinol acyltransferase (“LRAT”)) result in an inadequate production of 11-cis-retinal and occur in approximately 10% of patients with LCA. LCA is characterized by abnormalities such as roving eye movements and sensitivity to light, and manifests in severe vision loss from birth. Eye examinations of infants with LCA reveal normal appearing retinas; however, low level of retinal activity, measured by electroretinography, indicates very little visual function.
LCA Phase Ia Study. On March 12, 2009, we reported results from a Phase Ia short term safety study of QLT091001 in healthy adults. Overall the trial demonstrated QLT091001 to have an adequate safety profile in healthy adults, and achieved its primary goal of estimating an appropriate dose for studies in patients. The trial was an open-label, single center, ascending dose trial conducted to evaluate the safety and tolerance of multiple administrations of the synthetic retinoid drug in 20 healthy adults volunteers. No serious adverse events related to the study treatment were reported.
LCA Phase Ib Study. In December 2009, we commenced enrollment in a Phase Ib study of QLT091001 in pediatric patients with LCA. The Phase Ib trial is an open-label, single center trial to evaluate the safety profile and effects on retinal function in eight pediatric patients aged five to 14 years with LCA due to inherited deficiency of RPE65 or LRAT. Patients will receive daily doses of QLT091001 for seven days at the Montreal Children’s Hospital in Montreal, Canada. The trial will monitor for changes in several visual function parameters including the best-corrected visual acuity over the duration of the study. Initial Phase Ib data is expected to be reported in the first half of 2010.

QLT091568 — Beta Blocker Glaucoma Program
We are currently conducting formulation and development work on QLT091568, a prodrug of a beta adrenergic antagonist (a novel beta blocker) under investigation for its potential ability to lower intra-ocular pressure in glaucoma patients without the systemic side effects common among other beta blockers. We acquired QLT091568 on December 30, 2009 from Othera pursuant to an asset purchase agreement. There are no future milestones, royalties or other payments payable under the asset purchase agreement.
Initial Target Indication
Glaucoma. Glaucoma is a disease of the optic nerve involving a progressive loss of retinal ganglion cells which is often associated with increased eye pressure which results in a reduced or diminished visual field over time. See the section entitled “Our Products in Development”, “Punctal Plug Drug Delivery System” above for information on the potential glaucoma market and current treatments.
Clinical Trial Results. A Phase I/II clinical trial completed by Othera in 2009 demonstrated that the compound was safe and well-tolerated in patients with glaucoma or ocular hypertension who were treated topically with eye drops. The results of that study also suggested that the compound may have comparable efficacy to timolol, a non-selective beta adrenergic receptor-blocker used in its ophthalmic form to treat open-angle and secondary glaucoma, but possibly without the systemic side-effects often associated with that drug.
Planned Development of QLT091568. We plan to conduct further preclinical, formulation and development work on QLT091568 as a stand-alone eye drop through 2010.
Manufacturing
We contract with qualified third parties to manufacture and supply Visudyne. We maintain internal quality control, quality assurance and regulatory affairs to oversee the activities of these third party manufacturers. Visudyne is currently manufactured in stages by several contract facilities located in the U.S., Europe and Japan. We have supply agreements with Nippon Fine Chemical Co., Ltd., JHP Pharmaceuticals, LLC (previously Parkedale Pharmaceuticals Co., Ltd.), Hollister-Stier Laboratories LLC, and Orgapharm S.A.S., a subsidiary of Axyntis Group, for manufacturing activities in the commercial production of Visudyne. The key starting materials for the Visudyne manufacturing process are secured by long-term supply agreements or through inventory safety stocking. We believe that our current inventory of materials and outsourced manufacturing arrangements will allow us to meet our near and long-term manufacturing needs for Visudyne. Our manufacturing and supply agreements have initial terms expiring on various dates beginning in December 2010 and continuing through December 2014. We believe, but cannot assure, that we will be able to renew these agreements as they expire or will enter into arrangements with suitable alternate suppliers and manufacturers as needed. However, if we are not able to renew these agreements or find suitable replacements, our business may be harmed.
Certain clinical and preclinical materials and active pharmaceutical ingredients (“API”) used in our product candidates are currently produced at our facilities in Vancouver, British Columbia. We also utilize a small number of third party contractors to manufacture and supply certain materials, API and devices for our product candidates, and expect to continue to do so for our commercial needs.
We and our contract manufacturers and suppliers are subject to the FDA’s current Good Manufacturing Practices (“cGMP”) regulations and other rules and regulations prescribed by regulatory authorities outside the U.S. We rely on our contract manufacturers and suppliers to comply with cGMP requirements and other applicable standards.
Product Sales, Marketing and Distribution
United States Distribution
Effective January 1, 2010, pursuant to the Amended PDT Agreement with Novartis, we received exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a small U.S.-based marketing, sales and distribution organization through our wholly-owned U.S. subsidiary, QLT Ophthalmics, Inc. (“QOI”). Our sales and marketing efforts are focused primarily on retinal specialists in private practice or at medical centres or hospitals in the U.S. We follow typical pharmaceutical company sales and marketing practices, such as sales representative visits to physicians, advertisements, direct mail, public relations and other methods. QOI provides reimbursement support, a patient assistance program and customer service programs related to Visudyne, including a product-specific website at www.visudyne.com, and other order, delivery and fulfillment services. Our patient assistance program offers support for U.S. resident patients who are advised by their physician that they need to be treated with Visudyne, but who do not have sufficient insurance for the product and qualify under the household income guidelines and other criteria for the program.

We also provide on-going education and scientific-based information to physicians through Medical Science Liaisons, who are available on request of a physician, through our wholly-owned U.S. subsidiary, QLT Therapeutics, Inc.
Visudyne is sold in the U.S. by QOI to specialty wholesale distributors who then distribute the product directly to end-user customers. Our specialty wholesale distributors for Visudyne in the U.S. are ASD Specialty Healthcare, Inc. d/b/a Besse Medical (“Besse”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“CuraScript”). Besse and CuraScript were previously the primary specialty wholesale distributors of Visudyne in the U.S. under distribution agreements with Novartis.
Effective January 1, 2010, QOI entered into distribution agreements with each of Besse and CuraScript. The distribution agreement with Besse has an initial term expiring December 31, 2011 and will be automatically renewed for successive one year periods unless either party provides notice that it does not intend to renew at least 120 days before the end of the current term. The distribution agreement with CuraScript has a term expiring on March 31, 2010. We believe that on expiry of these agreements we will be able to enter into further agreements with these or other parties for distribution of our product, however, in the event we are unable to do so on terms acceptable to us or at all, our business may be harmed.
Rest of World Distribution
Visudyne is marketed and sold outside the U.S. by Novartis. Under the Amended PDT Agreement, we manufacture Visudyne and supply the product at a pre-specified price exclusively to Novartis for distribution outside the U.S. Novartis will also pay us a royalty on net sales of Visudyne outside the U.S. after January 1, 2010.
Financial Information about Segments and Geographic Areas
We operate in one segment and the geographic information required herein is contained in Note 21 - Segment Information in the “Notes to the Consolidated Financial Statements” and is incorporated by reference herein.
Supply of Medical Lasers Required for Visudyne Therapy
Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We do not manufacture the lasers required to deliver this light. Diode laser systems required for Visudyne therapy are manufactured and sold by medical device companies, including Carl Zeiss-Meditec AG, Lumenis Ltd. and Quantel Medical Inc. All three companies have portable diode lasers that have been commercially approved for use with Visudyne in the U.S., Europe and elsewhere, except that only the Carl Zeiss-Meditec diode laser is commercially available in Japan.
Patents, Trademarks and Proprietary Rights
We seek to protect our proprietary technology by obtaining patents to the extent we consider it advisable, and by taking contractual measures and other safeguards to protect our trade secrets and innovative ideas. We currently own or have acquired rights to a number of patents and patent applications for the technologies utilized in our commercial products and products in development in the U.S., Canada and other jurisdictions.

Our policy is to file patent applications on a worldwide basis in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy. The most significant patents owned or licensed by us are described below.
Visudyne
Verteporfin — UBC License. Verteporfin, the active ingredient in Visudyne, is protected by granted patents in major markets. These patents are owned by the University of British Columbia (“UBC”) and exclusively licensed to us. We entered into a license agreement with UBC in 1988 that granted us a worldwide exclusive royalty-bearing license to know-how and patents relating to porphyrin derivatives, including verteporfin, the active ingredient in Visudyne, with the right to sublicense. The license was amended and restated in December 2007 and terminates upon the expiration of all of the licensed patents. UBC has the right to terminate the license upon, among other things, our bankruptcy, winding up, liquidation or otherwise ceasing to carry on our business (other than a disposition of all or substantially all of our assets to another party), our material breach of the requirement to obtain and maintain insurance pursuant to the terms of the license, or our material default under or our failure to comply with a material term of the licence which is not remedied within 30 days.
Verteporfin Patent Rights. In the U.S., verteporfin is covered by Patent Nos. 4,920,143 (the “’143 patent”) and 5,095,030 (the “’030 patent”). The ’143 patent expired on April 24, 2007. We were granted a term extension of the ’030 patent from April 24, 2007 to September 9, 2011. In Europe, verteporfin is covered by European Patent 0352076, for which we applied for and received an extension of patent term until July 18, 2014. In Japan, verteporfin is covered by JP 2834294 and JP 2137244 for which we applied for and received extensions of patent term until January 20, 2013 and July 19, 2014, respectively. JP 2834294 lapsed on October 2, 2008 for non-payment of annuities.
Verteporfin lipid-based formulation. We own or exclusively license patents covering the Visudyne drug product relating to the lipid-based formulation of verteporfin. U.S. Patent No. 5,214,036, which expires on May 25, 2010, is owned by UBC and exclusively licensed to us. U.S. Patent No. 5,707,608 expires on August 2, 2015, with foreign equivalents expiring in 2016. U.S. Patent No. 6,074,666 expires on February 5, 2012, with foreign equivalents expiring in 2013. In addition to these patents, we own or license several patents and patent applications covering alternative formulations of verteporfin.
Approved Uses of Visudyne. We own or license patents covering certain approved uses of Visudyne. U.S. Patent Nos. 4,883,790 and 5,283,225, both of which expired on January 20, 2007, cover methods of treating target tissues and destroying unwanted cells using Visudyne and are owned by UBC and exclusively licensed to us. U.S. Patent No. 5,756,541, expiring on March 11, 2016, with foreign equivalents expiring in 2017, is co-owned by Novartis and us and covers methods of using Visudyne to improve visual acuity in subjects having unwanted ocular neovasculature. U.S. Patent No. 5,798,349, which expires on August 25, 2015, is co-owned by MGH, MEEI and us, and covers methods of treating AMD using Visudyne. U.S. Patent No. 5,770,619, which expires on November 20, 2012, with foreign equivalents expiring in 2013, is owned by UBC and exclusively licensed to us and covers methods of using Visudyne to treat neovasculature involving a reduced interval between drug and light administration. In addition to these patents covering on-label uses of Visudyne, we own or license several other patent applications relating to alternative methods of using Visudyne in the treatment of ocular diseases, including AMD.
MGH License. We have an exclusive worldwide license from MGH for its rights in U.S. Patent No. 5,798,349 and to all foreign equivalents relating to methods of treating AMD using verteporfin, which MGH owns jointly with us and MEEI. These rights are non-exclusive if exclusive rights are not available in any foreign jurisdiction. The term of the MGH license continues on a country by country basis for so long as any such patent right remains in effect. The U.S. patent expires on August 25, 2015. Under the MGH license, we were required to pay a 0.5% royalty to MGH based on Visudyne sales in the U.S. and Canada. Pursuant to the terms of a settlement agreement and amendment to license agreement dated November 24, 2009, we paid MGH an aggregate $20.0 million, constituting payment in full of all past and future royalty obligations and the license is now fully paid up. The payment was also in satisfaction and settlement of any obligations we had, may have, or may have had in connection with the MGH litigation. See Item 3. Legal Proceedings and Note 22 in the “Notes to the Consolidated Financial Statements”.
Photosensitizers. We own or license additional patent applications relating to PDT and methods of using photosensitizers.
Punctal Plug Drug Delivery System
In connection with our acquisition of ForSight Newco II, Inc. (now named QLT Plug Delivery, Inc.) in October 2007, we acquired a number of patent applications covering different aspects of the punctal plug technology, including punctal plug designs and devices, methods of making punctal plugs and uses thereof for delivering therapeutic drugs to the eye for treating eye diseases, including glaucoma. Patents, if issued from these patent applications, would expire between 2024 and 2028, not including any possible patent term extensions that may be available. To further expand and strengthen our intellectual property portfolio, we have filed and continue to file additional patent applications on punctal plugs and devices, methods of manufacturing punctal plugs and uses thereof in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy.

QLT901001
In connection with our exclusive worldwide co-development and license agreement entered into on April 4, 2006 with Retinagenix to develop active synthetic retinoid drugs for the treatment of degenerative retinal diseases, we have exclusively sub-licensed patent applications relating to various synthetic retinoids and uses thereof, including in the treatment of LCA. These patent applications are owned by the University of Washington, which has licensed the patent applications to Retinagenix, and sub-licensed to us by Retinagenix. To further expand and strengthen our intellectual property portfolio, we have filed and continue to file additional patent applications on synthetic retinoids, and uses thereof in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy.
QLT091568
On December 30, 2009 we acquired U.S. and foreign patent applications and other intellectual property from Othera relating to the novel beta blocker compound, QLT091568, and formulations and uses thereof. On December 15, 2009, a Notice of Allowance was issued by the U.S. Patent and Trademark Office in respect of U.S. Patent Application No. 11/136,625, which covers the compound QLT091568, compositions thereof, and uses thereof for the treatment of glaucoma and ocular hypertension, and which upon issuance, is projected to expire on November 26, 2026. Following further formulation and development work, our goal is to file additional patent applications on formulations and uses thereof, in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy.
Atrigel® System for Sustained Release Drug Delivery
Our proprietary drug delivery technology portfolio previously included all rights to the sustained release Atrigel® drug delivery system, which rights were held by our U.S. subsidiary, QLT USA. On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt Benckiser Pharmaceuticals, Inc. (“Reckitt”) under which Reckitt received an exclusive license to the Atrigel drug delivery technology, except for certain rights retained by QLT USA, including rights retained for use with the Eligard products. On October 1, 2009, we sold all of the shares of QLT USA to Tolmar, which included any rights QLT USA retained related to Eligard and the Atrigel drug delivery system. As part of the transaction, we retained a non-exclusive worldwide royalty-bearing license from QLT USA (now named Tolmar Therapeutics, Inc.) to patent rights and other intellectual property related to the Atrigel drug delivery system for products in the ocular and dermatology fields.
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
Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our collaborators, employees and consultants and other appropriate means, there can be no assurance these measures will effectively prevent disclosure of our proprietary information or that others will not develop independently or obtain access to the same or similar information or that our competitive position will not be affected adversely thereby.

We have included information about risks and uncertainties relating to protection of our proprietary information under Item 1A. Risk Factors.
Visudyne is sold around the world under a brand-name trademark which we are authorized to use by Novartis. We own several registered trademarks in the U.S. and Canada and in other jurisdictions.
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
Visudyne
In June 2006, Genentech, Inc. (“Genentech”) commercially launched Lucentis®, an anti-VEGF antibody, in the U.S. for the treatment of neovascular wet AMD. In early 2007, Novartis, Genentech’s marketing partner for Lucentis outside of the U.S., began marketing Lucentis in the EU and in early 2009 in Japan for the treatment of wet AMD. Although not approved for this use, diluted Avastin® (bevacizumab) from Genentech is also being used off-label extensively by physicians for the treatment of wet AMD, either alone as monotherapy or in combination with Visudyne or other therapies. Lucentis and Avastin have a material negative impact on Visudyne sales and are expected to continue to be competitive with Visudyne as those products become available in other countries or are used off-label.
In addition, Regeneron Pharmaceuticals, Inc. has a product (VEGF Trap) in Phase III clinical trials which is projected to launch in 2012, NeoVista Inc. has a product (EpiRad90™) which has been CE marked in the EU for marketing and is in Phase III clinical trials in the U.S., and there are a number of other companies who are developing or may develop competitive therapies targeted for wet AMD employing different technologies.
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
FDA Regulation — Approval of Drug Products
Visudyne is regulated in the U.S. as a drug. Our other products in development will also be regulated as drugs under U.S. law. The steps ordinarily required before a drug may be marketed in the U.S. include:
•	preclinical testing;
•	submission of an investigational new drug application (“IND”) to the FDA, which must become effective before human clinical trials may commence;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;
•	validation and approval of the manufacturing facilities and process;
•	submission of a new drug application (“NDA”) or abbreviated new drug application (“ANDA”) to the FDA; and
•	FDA approval of the application, including approval of all labelling.

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
Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, drug interaction, bioavailability and bioequivalence, pharmacodynamics and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:
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
After successful completion of the required clinical testing, generally an NDA is submitted. Under the Prescription Drug User Fee Act, the FDA aims to review the NDA within 10 months if it is a standard application, or within six months if it is a priority review application. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter. The approvable letter usually contains a number of conditions that must be met to secure final FDA approval of the NDA. When, and if, those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. If the FDA’s evaluation of the NDA or manufacturing facility is not favorable, the FDA may refuse to approve the NDA or issue a non-approvable letter that often requires additional testing or information.
FDA Regulation — Approval of Medical Devices
Visudyne requires a laser for light activation of the drug substance after injection. We do not manufacture or distribute the lasers for use with Visudyne. These lasers are classified as Class III devices and premarket approval (“PMA”) applications must be filed for review with the FDA. The submitted documents must demonstrate that the laser is safe and effective for the proposed use.
After FDA review and panel recommendation, the FDA may then issue an approval letter, an approvable letter, a not approvable letter or an order denying approval. Once an approval letter is received, the holder of the approved PMA must submit PMA supplements before making any changes that affect the safety or effectiveness of the device. Availability of appropriate lasers for use with Visudyne may affect the use of the drug.
FDA Regulation — Post-Approval Requirements
Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each U.S. drug and device-manufacturing establishment must be registered with the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practices (“cGMP”), if the facility manufactures drugs, and quality system regulations (“QSRs”), if the facility manufactures devices. In complying with cGMP and QSRs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

The FDA also regulates labelling and promotional activities. Further, we must report adverse events involving our drugs and devices to the FDA under regulations issued by the FDA.
EU Regulation — Approval of Medicinal Product
Visudyne is regulated in the EU as a medicinal product. Drug approval in the EU generally proceeds under one of three approval procedures: a centralized approval procedure, a decentralized procedure, or the mutual recognition process. The European Medicines Agency (“EMEA”) administers the centralized drug approval process and, as of 2005, has had mandatory and exclusive jurisdiction over the approval of certain types of medicinal products, including those derived from high technology processes and biosimilar/biogeneric products. Where the centralized procedure is not mandatory, a company may pursue approval under a decentralized procedure through which an applicant may simultaneously request one or more member states to review and approve its marketing authorization application. Similarly, where a drug product has already been approved by one member state, a company may request that such approval be recognized by other member states through the mutual recognition process. Visudyne was filed with the EMEA and received approval from the European Commission under the centralized procedure. Accordingly, the marketing of Visudyne in the EU is subject to regulatory requirements relating to adverse event reporting, and advertising and promotion restrictions.
Healthcare Fraud and Abuse Laws
We are subject to various U.S. federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. For example, anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the increasing attention being given to them by law enforcement authorities, it is possible that certain of our practices may be challenged under anti-kickback or similar laws.
False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. In addition, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and wilfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and wilfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Our sales and marketing activities for Visudyne may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal and state health care programs (including Medicare and Medicaid). We strive to ensure that our activities comply with the health care fraud and abuse laws. If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our results of operations.
Additional Regulatory Issues
Under the Drug Price Competition and Patent Term Restoration Act of 1984, a patent that claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. This law also establishes a period of time following approval of a drug during which the FDA may not accept or approve applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. We cannot provide assurance that we will be able to take advantage of either the patent term extension or marketing exclusivity provisions of this law.
Various aspects of our business and operations are regulated by a number of other governmental agencies, including the U.S. Occupational Safety and Health Administration.

Third-Party Reimbursement
U.S. governmental and private insurance programs, such as Medicare, Medicaid, health maintenance organizations and private insurers, known collectively as third-party payors, fund the cost of a significant portion of medical care in the U.S. Under certain U.S. governmental insurance programs, a healthcare provider is reimbursed a fixed sum for services and products, including drugs used during the course of rendering healthcare services to patients, regardless of the actual cost for such services or products. Governmental imposed limits on reimbursement to hospitals, physicians and other health care providers have significantly impacted spending budgets and purchasing patterns. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost-effective methods of delivering health care. In general, these governmental and private measures have caused health care providers to be more selective in the purchase of medical products.
In the U.S., Visudyne is reimbursed by governmental and private third-party payors. Because many payors model their policies after the Medicare program, which covers eligible elderly and disabled individuals, the policies under Medicare Part B for physician services and outpatient care, among other healthcare services, are particularly significant for Visudyne. Medicare Part B provides for payment of outpatient drugs that are furnished “incident to” a physician’s service. Generally, “incident to” drugs are covered only if they satisfy certain criteria, including that they have been approved by the FDA, they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment. It is also covered under other governmental programs, such as those administered by the Department of Veterans’ Affairs and state drug assistance programs.
Beginning in the second half of 2010, we will assume responsibility from Novartis with respect to Visudyne as it relates to governmental programs that impose reporting and rebate responsibilities on drug manufacturers. These programs subject us to governmental audits and penalties and/or sanctions if we are found to be out of compliance with the applicable responsibilities. For example, under the Medicare Program, manufacturers are responsible for reporting on a quarterly basis their average sales price (“ASP”) for certain outpatient drugs, which would include Visudyne. Under Medicare Part B, providers receive reimbursement based on a payment methodology that is derived from a percentage of manufacturers’ ASP, which we report. In addition, under the Medicaid Drug Rebate Program, manufacturers must report certain pricing for covered outpatient drugs and also are responsible for a rebate to state governments for those covered drugs based on utilization by patients enrolled in their state Medicaid program. States may also require manufacturers to pay supplemental rebates in addition to those required by Medicaid. Under the Medicaid rebate program, we will pay certain states a rebate for each unit of Visudyne reimbursed by Medicaid. The amount of the rebate will be set by law as a minimum percentage of the average manufacturer price (“AMP”) of Visudyne, or if it is greater, the difference between AMP and the best price available from us. AMP and best price are calculated by manufacturers using formulas that take into account certain outpatient sales, and associated rebates and price concessions, among other things, unless excluded. The rebate amount will be determined for each quarter based on our reports of AMP and best price for Visudyne. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. Related to our participation in the Medicaid rebate program for Visudyne is a requirement that we extend comparable discounts under the Public Health Service (“PHS”) pharmaceutical pricing program to a variety of covered entities, including community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of Medicare and Medicaid beneficiaries.
We also make Visudyne available to authorized users of the Federal Supply Schedule (“FSS”). As a result of the Veterans Health Care Act of 1992, U.S. federal law requires that we offer deeply discounted FSS contract pricing for purchases by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the U.S. Coast Guard and the PHS (including the Indian Health Service) in order for U.S. federal funding to be available for reimbursement of Visudyne under the Medicaid program or purchase of Visudyne by these four federal agencies and certain federal grantees. FSS pricing to these four U.S. federal agencies must be equal to or less than the Federal Ceiling Price, which is calculated based on a percentage of the prior year’s weighted average price paid to the manufacturer by wholesalers for drug ultimately sold to non-federal purchasers, also known as the Non-Federal Average Manufacturer Price. Finally, we are required to disclose in our FSS contract proposal all commercial pricing that is equal to or less than our proposed FSS pricing, and subsequent to award of an FSS contract, we are required to monitor certain commercial price reductions and extend commensurate price reductions to the U.S. government.

Both within and outside the U.S., significant uncertainty exists as to the reimbursement status of both existing and newly approved health care products, and we cannot provide assurance that adequate third-party reimbursement will be available. Limitations imposed by governmental and private insurance programs and the failure of certain third-party payors to fully, or substantially reimburse healthcare providers for the use of the product could seriously harm our business.
Liability and Product Recall
The testing, manufacture, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product defects. The use of our products in clinical trials and the sale of such products may expose us to liability claims alleged to result from the use of such products. These claims could be made directly by patients or consumers, healthcare providers or others selling the products. In addition, we are subject to the inherent risk that a governmental authority may require the recall of our product. We currently carry clinical trials and product liability insurance in amounts that we consider to be consistent with industry standards to insure against certain claims that could arise during the clinical studies or commercial use of our products. Such coverage and the amount and scope of any coverage obtained in the future may be inadequate to protect us in the event of a successful product liability claim, and there can be no assurance that the amount of such insurance can be increased, renewed or both. A successful product liability claim could materially adversely affect our business, financial condition or results of operations.
Further, liability claims relating to the use of our products or a product recall could negatively affect our ability to obtain or maintain regulatory approval for our products. We have agreed to indemnify our distributors against certain potential liabilities relating to the manufacture and sale of Visudyne. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
Research and Development Costs
During the years ended December 31, 2009, 2008 and 2007, our total company-sponsored research and development expenses were $28.6 million, $29.6 million and $37.5 million, respectively. See the section entitled “Our Products in Development” above and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Human Resources
As of February 26, 2010, we had approximately 142 employees, 83 of whom were engaged in research, development, clinical and regulatory affairs, medical devices, manufacturing, distribution, quality control and assurance, process development and medical affairs, and 59 of whom were engaged in administration, business development, finance, information technology, human resources, legal and sales. None of our employees belong to a labour union and we consider our relationship with our employees to be good.
Corporate Information
QLT was formed in 1981 under the laws of the Province of British Columbia. Our principal executive office is located at 887 Great Northern Way, Suite 101, Vancouver, British Columbia, Canada, and our telephone number is 604-707-7000.
We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our internet address is www.qltinc.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Report. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 101-887 Great Northern Way, Vancouver, B.C., Canada V5T 4T5.

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
On October 1, 2009, we sold QLT USA, including its Eligard product line. Prior to October 1, 2009, our revenues comprised net product revenues from sales of Visudyne and net product revenues and royalties from sales of Eligard. With the completion of the sale of QLT USA, Visudyne is our only commercial product. Accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to be below expectations.
In 2008, worldwide sales of Visudyne decreased 34.0% from the prior year, primarily due to the approval and reimbursement in Europe of alternative therapeutics for AMD. In 2009, worldwide sales of Visudyne decreased 25.5% from 2008. We cannot assure you that Visudyne product sales will not continue to decrease. Visudyne may be rendered obsolete or uneconomical by competitive changes, including generic competition. Visudyne sales could also be adversely affected by other factors, including:
•	product manufacturing or supply interruptions or recalls,
•	the development of competitive products by other companies,
•	developing and maintaining effective sales and marketing capabilities,
•	marketing or pricing actions by our competitors or regulatory authorities,
•	changes in the reimbursement by third-party payors,
•	changes in or withdrawal of regulatory approval for or the labelling of Visudyne,
•	failure of ongoing clinical trials to meet study endpoints, including our RADICAL clinical trial,
•	disputes relating to patents or other intellectual property rights,
•	disputes with our licensees, and
•	changes in laws and regulations that adversely affect our ability to market Visudyne.
Receipt of a significant amount of the consideration paid for QLT USA, including the Eligard product line, is largely dependent on the success of Eligard in the U.S., Canada and in Europe, which is not within our control. If we do not receive all or a material portion of the contingent consideration our cash position will suffer. Furthermore, an unfavorable change in the fair value of our contingent consideration as a result of changes in estimates related to amount and timing of future cash flows, and the applicable discount rate may adversely impact our earnings.
Under the stock purchase agreement with Tolmar for the sale of QLT USA, including its Eligard product line, we received $20.0 million on closing and will receive $10.0 million on or before October 1, 2010 and up to an additional $200.0 million, payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and MediGene for the commercial marketing of Eligard in the U.S., Canada and Europe until the earlier of receiving the full $200.0 million or October 1, 2024. These payments represent and will for some time represent a substantial source of our funds. Since our receipt of the contingent consideration under the stock purchase agreement depends, in large part, on the success of Eligard, our receipt of the contingent consideration may also be adversely affected by, among other things:
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
Furthermore, the fair value of our contingent consideration reflected on our balance sheet is based on future Eligard sales estimated by us utilizing external market research to estimate market size, to which we apply market share and pricing assumptions based on historical sales data and expected future competition. We do not have access to the Sanofi and MediGene sales forecasts for Eligard and, therefore, our forecasts of Eligard sales may be inaccurate.
As of March 10, 2010, we have received $18.7 million of the up to $200.0 million payable under the stock purchase agreement. While there are operational covenants in the stock purchase agreement intended to ensure that we receive the total consideration provided for under the stock purchase agreement prior to October 1, 2024, we do not have a security interest in the license agreements and there is no guarantee that we will actually receive the total consideration. If we do not ultimately receive all or a material portion of the consideration provided for under the stock purchase agreement due to the risks noted above or for any other reason, our cash position will suffer.
The continued commercialization of Visudyne in the U.S. is substantially dependent on our ability to develop and maintain effective sales and marketing capabilities. If we are unable to develop and maintain effective sales and marketing capabilities, our ability to generate revenues from the sale of Visudyne in the U.S. may be harmed.
Under the Amended PDT Agreement with Novartis, effective January 1, 2010 we obtained exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. Visudyne is currently our only commercial product, and the successful continued commercialization of Visudyne in the U.S. depends on our ability to develop and maintain an effective sales and marketing organization in the U.S. We have established an in-house sales and marketing organization for U.S. sales of Visudyne through our U.S. wholly-owned subsidiary, QLT Ophthalmics, Inc. However, we have limited experience in the sales, marketing and distribution of commercial products. Developing an internal sales force and infrastructure is expensive and time-consuming, and may result in unforeseen costs, expenses and delays. Even if we are successful in developing an internal sales force, we cannot assure you that our sales force will be sufficient in size, scope or effectiveness to compete successfully in the marketplace and maintain adequate sales levels of Visudyne in the U.S. The success of our marketing and promotional strategies will in part depend on our ability to secure contracts with third parties and recruit and retain the caliber of sales representatives necessary to implement our sales and marketing strategy. If we are unable to successfully develop and maintain the infrastructure to market and commercialize Visudyne in the U.S., our ability to generate revenues may be harmed.
We have limited experience marketing and selling products. The marketing and sale of Visudyne in the U.S. is subject to extensive regulation and aggressive government enforcement. Failure to comply with applicable laws and regulations could have a material adverse effect on our business.
Our activities relating to the sale and marketing of Visudyne in the U.S. are subject to extensive regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes and associated regulations. These laws and regulations limit the types of marketing claims and other communications we can make regarding marketed products. We are also subject to various U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. Anti-kickback laws prohibit payments of any kind intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services, including the selection of a particular prescription drug. These laws make certain business practices that are relatively common in other industries illegal in our industry. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent. Federal and state governments have asserted very broad interpretations of these laws against pharmaceutical manufacturers, even though these manufacturers did not directly submit claims for reimbursement to government payors. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff, interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our sales and marketing efforts. Violations of the above laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid. Many pharmaceutical and biotechnology companies have in recent years been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claims Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products, pricing, and government price reporting. While we will strive to comply with these complex requirements, the interpretation of these laws as applied to particular sales and marketing practices continues to evolve, and it is possible that our sales and marketing practices might be challenged. Further, although we expect to take measures to prevent potential challenges, we cannot guarantee that such measures will protect us from future challenges, lawsuits or investigations. Even if such challenges are without merit, they could cause adverse publicity, divert management attention and be costly to respond to, and thus could have a material adverse effect on our business, including impact on our stock price.

Our commercial success depends in part on the success of third parties to market our products, including Visudyne.
Our strategy for the development and commercialization of our products, including our current product Visudyne, has included entering into marketing arrangements with third parties, and we may in the future implement a similar strategy with respect to any future products. However, the amount and timing of resources to be devoted to these activities generally are not under our control. For example, under the Amended PDT Agreement, Novartis is responsible for marketing and sales of Visudyne outside of the U.S. A significant portion of our revenue depends on the efforts of Novartis to market and sell Visudyne outside of the U.S. and our growth is dependent in part on the success of Novartis in performing its responsibilities. Further, Novartis is not prevented from commercializing non-PDT products that could be competitive with Visudyne. Novartis entered into a license arrangement with Genentech in which Novartis has been granted a license to the rights outside of the U.S. to Lucentis, a product that has been approved for the treatment of wet AMD, and is a competing product to Visudyne.
To the extent such third parties do not perform adequately under our agreement with them, or do not comply with applicable laws or regulations in performing their obligations, the development and commercialization of our products, including Visudyne, may be delayed, may become more costly to us or may be terminated in the applicable territory, and may require us to expend significant amounts of time and money to find new collaborators and structure alternative arrangements.
Our revenues depend on coverage and reimbursement from third party payors and pricing, and if third party payors reduce or refuse coverage or reimbursement or if prices are reduced, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.
The continuing efforts of governmental and third-party payors to contain or reduce the costs of health care may negatively affect the sale of Visudyne and our product candidates. Our ability to commercialize Visudyne and our product candidates successfully will depend, in part, on the timeliness of and the extent to which adequate coverage and reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices, which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. We may also be subject to price reductions as a result of government pricing rules and regulations which may impact both our financial condition and future revenues. Significant uncertainty exists as to the coverage and reimbursement status of newly approved therapeutic products or newly approved product indications.
In both the U.S. and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation and regulations have been and likely will continue to be proposed and adopted at the federal and state levels that could result in significant changes to the healthcare system, either nationally or at the state level. For example, effective January 2004, the Medicare Prescription Drug, Improvement and Modernization Act, changed the methodology used to calculate reimbursement for drugs such as Visudyne that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. The legislation also directs the Secretary of the Department of Health and Human Services (“HHS”) to contract with procurement organizations, who would purchase physician-administered drugs from manufacturers, provide them to physicians and also bill the Medicare program. The new competitive acquisition program offered physicians an alternative to purchasing from manufacturers, which some physicians found advantageous. The competitive acquisition program was postponed for 2009 and has not yet been resumed, but may result in reductions to future amounts that will be paid for physician-administered drugs. In addition, the Centers for Medicare & Medicaid Services (“CMS”), the agency within HHS that administers Medicare and is responsible for Medicare reimbursement of Visudyne, acting directly or through its agents may determine not to cover particular drugs or particular indications or otherwise place limitations on coverage. The reimbursement environment for Visudyne may continue to change in the future and become more challenging due to, among other reasons, new policies of the current U.S. administration or new health care legislation passed by the U.S. Congress. The result may be a reduction in the pricing of or demand for Visudyne. To the extent that private insurers or managed care programs follow governmental coverage and payment developments, the adverse effects of changes to governmental programs may be magnified. At this time, a few states have already enacted health care reform legislation, and the federal government and individual state governments continue to consider health care reform policies and legislation. We cannot predict how future measures would impact Visudyne or our future products. Our results of operations could be materially adversely affected by measures to reduce Medicare drug coverage, or by any other future healthcare reform measures that would reduce amounts that other governmental or private insurers will pay for drugs.

Our applications or re-applications for coverage and reimbursement for any of our products may not result in approvals and our current reimbursement approvals for Visudyne and our other products may be reduced or reversed in whole or in part. If we were to have coverage or reimbursement reduced or reversed, the market for the affected product may be materially impaired and could materially harm our business and future revenues from that product. For example, while we believe that the results seen in the Visudyne in occult (“VIO”) study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S. and elsewhere by the applicable governmental authorities. In April 2007, after reviewing the results in the VIO study, the Committee for Medicinal Products for Human Use (“CHMP”) recommended to the European Commission that the indication of the use of Visudyne in the treatment of occult subfoveal CNV, secondary to AMD be deleted in Europe. In June 2007, the European Medicines Agency (“EMEA”) endorsed the recommendation by CHMP to delete the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU. As a result, reimbursement for Visudyne in the occult form of wet AMD has ceased in most European countries.
Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs.
We may determine that certain product candidates or programs do not have sufficient potential to warrant the allocation of resources. Accordingly, we may elect to terminate one or more of our programs for such product candidates. If we terminate a clinical program in which we have invested significant resources, our prospects may suffer, as we will have expended resources on a program that may not provide a return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses.
Our current and planned clinical trials may not begin on schedule, or at all, and may not be completed on schedule, or at all.
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

Clinical trials may require the enrolment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our products, or they may be persuaded to participate in contemporaneous trials of competitive products. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.
Our clinical trial costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel the entire program.
If our process related to product development, and in particular the development of our punctal plug drug delivery technology, does not result in an approved and commercially successful product, our business could be adversely affected.
We focus our research and development activities on areas in which we have particular strengths. Currently, we are focusing our efforts primarily on the development of our punctal plug drug delivery technology. The outcome of any development program is highly uncertain, notwithstanding how promising a particular program may seem. Success in preclinical and early-stage clinical trials may not necessarily translate into success in large scale clinical trials. Further, to be successful in clinical trials, increased investment will be necessary, and that could adversely affect our short-term profitability.
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
The successful commercialization of our technology, and in particular our punctal plug drug delivery technology, is crucial for our success. Successful product development in the pharmaceutical industry is highly uncertain and very few research and development projects produce a commercial product. Principally, the risks and uncertainties involved in commercializing a product in this industry include the following:
•	Future clinical trial results may show that some or all of our technology is not safe or effective,
•
We and our strategic collaborators may face significant or unforeseen difficulties in manufacturing our products. These difficulties may become apparent when we or our strategic collaborators manufacture the products on a small scale for clinical trials and regulatory approval or may only become apparent when scaling-up the manufacturing to commercial scale,

•	We may need to obtain licenses under third-party patents which can be costly, or may not be available at all,
•
Even if our products are successfully developed, receive all necessary regulatory approvals and are commercially produced, there is no guarantee that there will be market acceptance of them or that they will not cause unanticipated side effects in patients, or

•	Intellectual property rights could be challenged by third parties or we could be found to be infringing on intellectual property rights of third parties.
Our ability to achieve market acceptance for any of our products will depend on a number of factors, including whether or not competitors may develop technologies which are superior to or less costly than our products, and whether governmental and private third-party payors provide adequate coverage and reimbursement for our products, with the result that our products, even if they are successfully developed, manufactured and approved, may not generate significant revenues.

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
We face intense competition against Visudyne, as well as our technology under clinical development. We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Some of our competitors are also our collaborators. For example, Novartis, which, pursuant to the Amended PDT Agreement, has the marketing and sales rights to our Visudyne product outside of the U.S., also has rights to market Lucentis, a product that is competitive with Visudyne outside of the U.S. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete. In connection with our technology under clinical development, including our punctal plug drug delivery technology, our competitors may develop or obtain patent protection for products earlier than us, design around patented technology developed by us, obtain regulatory approval for such products before us, or develop more effective or less expensive products than us.
Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share, revenues and gross margins.
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
From time to time, we may engage in negotiations to expand our operations and market presence by future product, technology or other acquisitions, in-licensing and business combinations, joint ventures or other strategic alliances with other companies, such as our acquisition of ForSight Newco II, Inc. (now QLT Plug Delivery, Inc.) in October 2007 and our acquisition of QLT091568, a prodrug of a novel beta blocker, from Othera in December 2009. We may not be successful in identifying, initiating or completing such negotiations. Competition for attractive product acquisition or alliance targets can be intense, and we may not succeed in completing such transactions on terms that are acceptable to us. Even if we are successful in these negotiations, these transactions create risks, including:
•	difficulties in and costs associated with assimilating the operations, technologies, personnel and products of an acquired business,
•	assumption of known or unknown liabilities or other unanticipated events or circumstances,
•	acquired/in-licensed technology may not be successfully developed and commercialized,
•	the potential disruption to our ongoing business, and
•	the potential negative impact on our earnings and cash position.
Any of these risks could harm our ability to achieve anticipated levels of profitability for acquired businesses or to realize other anticipated benefits of the transaction.
We may become involved in legal proceedings from time to time and if there is an adverse outcome in our litigation or other legal actions, our business may be harmed.
We and our subsidiaries may become involved in legal actions in the ordinary course of our business. Litigation may result in verdicts against us, including excessive verdicts, which may include a judgment with a significant monetary award, as occurred in 2008 in the litigation with MEEI, including the possibility of punitive damages, a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable and, as occurred in 2006 in the litigation with TAP Pharmaceuticals in the U.S., the risk that an injunction could be issued preventing the manufacture, marketing and sale of our products that are the subject of the litigation. Additionally, any such litigation, whether or not successful, may damage our reputation. Furthermore, we will have to incur substantial expense in defending these lawsuits and the time demands of such lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations.
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
We have applied for and will continue to apply for patents for certain aspects of Visudyne and our product candidates and technology, including our punctal plug drug delivery technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. In addition, patents issued or licensed to us may be challenged successfully. In that event, to the extent a preferred position is conferred by such patents, any preferred position held by us would be lost. If we are unable to secure or to continue to maintain a preferred position, Visudyne and other future products could become subject to competition from the sale of generic versions in addition to the other competitive products discussed above.
Patents issued or licensed to us may be infringed by the products or processes of other parties. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and the time demands could interfere with our normal operations.
It is also possible that a court may find us to be infringing validly issued patents of third parties. In that event, in addition to the cost of defending the underlying suit for infringement, we may have to pay license fees and/or damages and may be enjoined from conducting certain activities. Obtaining licenses under third-party patents can be costly, and such licenses may not be available at all. Under such circumstances, we may need to materially alter our products or processes, may be unable to launch a product or may lose the right to continue to manufacture and sell a product entirely for a period of time.
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
In the field of PDT we are dependent on the success and continued supply of third-party medical device companies with complementary light source and light delivery devices by third party suppliers.
We currently depend on third-party suppliers, Carl Zeiss-Meditec AG, Lumenis Ltd. and Quantel Medical Inc. to provide the laser light delivery devices for Visudyne therapy and to service such devices. Because PDT requires a light source, and in some instances a light delivery system, to be used in conjunction with our photosensitizers, we are dependent on the success of these medical device companies in placing and maintaining light sources with the appropriate medical facilities, in distributing the light delivery systems and servicing such systems as required. These medical device companies supply such lasers to treating physicians directly, and we do not have a supply or distribution agreement with these companies for the supply of such devices. Our relationship with such suppliers, under which we may provide support and assistance to such suppliers, is an informal collaboration only. If one or more of these medical device companies cease to carry on business, or if they no longer supply complementary light sources or light delivery systems, or if they or we are unable to achieve the appropriate placements of light sources and ensure an uninterrupted supply and ongoing maintenance of light delivery systems to treating physicians, sales of Visudyne and our revenues from the sale of Visudyne may be materially adversely affected.
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
We rely on third-party manufacturers and specialty wholesale distributors and other service providers for the manufacture and distribution of Visudyne. Any difficulties with such third parties could delay future revenues from our product sales.
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
On January 1, 2010 we became responsible for the distribution, marketing and sale of Visudyne in the U.S., however, we rely on third parties to distribute Visudyne in the U.S. to end-user customers. If we are unable to secure and maintain the necessary agreements with third parties to accomplish this in a timely manner on terms favorable to us or at all, supply of Visudyne in the U.S. may be adversely affected.

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
We maintain levels of inventory of raw materials, intermediates and finished product based upon various factors including our forecasted demand for products, anticipated commercial launch of new products, minimum contractual requirements with third party suppliers and as we consider appropriate for supply chain management and security. Some of our inventory has a limited “shelf life”. If our inventory exceeds forecasted demand, or if we are unable to use our inventory or use it during its shelf life due to delay in or failure to launch a product, withdrawal of a product from the market or delays in, or termination of agreements for, the marketing and sale of our products by third parties, our inventory may become obsolete or decline, possibly materially, in market value. As a result, we may not be able to resell our inventory at a price equal to its full value or recovery of our costs, or at all.
If the facilities storing our inventory are damaged or destroyed, our ability to meet market demand for our products could be significantly affected.
We and our contract manufacturers store our product inventory and related raw materials and intermediates. Any one of these facilities may store a significant amount of our inventory at one time and or may be the only available source of an item of inventory. Damage or destruction to these storage facilities, such as from fire, flood, earthquake or other natural disaster or otherwise, could result in significant write-down to our inventory and may impair our ability to deliver our commercial products on a timely basis or at all. If the supply of our products is interrupted, our sales and market share could decrease which could materially harm our business.
If our contract manufacturers fail to comply with FDA and other foreign regulatory requirements or with our product specifications, we may be unable to meet demand for our products and may lose potential revenue and be subject to claims from our licensees.
Our ability to commercialize Visudyne or to conduct clinical trials with our product candidates, either directly or in conjunction with others, depends, in large part, on our ability to have such products manufactured at a competitive cost and in accordance with FDA and other foreign regulatory requirements, including FDA cGMPs, as well as our product specifications, which could significantly adversely affect our product inventories and our ability to have product available for commercial sale. Our contract manufacturers’ manufacturing and quality procedures may not achieve or maintain compliance with applicable FDA and other foreign regulatory standards or product specifications, and, even if they do, we may be unable to produce or continue to produce commercial quantities of Visudyne and our other products at an acceptable cost or margin.
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
Drugs manufactured or distributed pursuant to the FDA’s approval are subject to pervasive and continuing regulation by the FDA, certain state agencies and various foreign governmental regulatory agencies such as the EMEA, among others. Manufacturers are subject to inspection by the FDA and regulatory agencies from other jurisdictions. We must comply with a host of regulatory requirements that usually apply to drugs marketed in the U.S. and elsewhere, to our clinical development programs and to investigator sponsored studies that we may from time-to-time support, including but not limited to labelling regulations, cGMP requirements, adverse event reporting, pricing rules and restrictions and general prohibitions against promoting products for unapproved or “off-label” uses imposed by the FDA and regulatory agencies in other jurisdictions. Our or our licensees’ failure to comply with applicable requirements could result in sanctions being imposed on us and/or our licensees. These sanctions could include warning letters, fines, product recalls or seizures, penalties, price rebates, injunctions, refusals to permit products to be imported into or exported out of the U.S. or elsewhere, FDA or other regulatory agency refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

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
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 1- Significant Accounting Policies in “Notes to the Consolidated Financial Statements”) can have a material impact on our effective income tax rate.
We file income tax returns and pay income taxes in jurisdictions where we believe we are subject to tax. In jurisdictions in which we do not believe we are subject to tax and therefore do not file income tax returns, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since our inception) to examination. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by us, the result of which could have a material adverse effect on our financial condition and results of operations.

If we do not sustain profitability, our stock price may decline.
Although we earned net income for the fiscal years ended December 31, 2008 and December 31, 2009, we incurred a loss from continuing operations in both years. Further, we incurred net losses for the years ended December 31, 2005, 2006 and 2007. Our accumulated deficit at December 31, 2009 was approximately $480.1 million. Although we earned net income for the years ended December 31, 2008 and December 31, 2009, we may incur additional losses in the future. For example, as a result of the sale of QLT USA on October 1, 2009, we will no longer have revenue and profit from our QLT USA business reflected on our statements of operations, which may cause us to report net losses in future periods. If we are unable to sustain profitability in the future, our stock price may decline.
Our operating results may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.
Our operating results may fluctuate from period to period for a number of reasons, some of which are beyond our control. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:
•	lower than expected revenues from sales of Visudyne,
•	changes in pricing, pricing strategies or reimbursement levels for Visudyne,
•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months,
•	high levels of marketing and advertising expenses for Visudyne or the launch of additional competitors to Visudyne,
•	fluctuations in currency exchange rates,
•	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne and our product candidates,
•	costs of establishing an internal sales and marketing team and infrastructure for the distribution, sale and marketing of Visudyne in the U.S., and
•	increased operating expenses as a result of product, technology or other acquisitions or business combinations.
Even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections, which in turn may cause the market price of our securities to drop significantly and the value of your investment to decline.
The market price of our common shares is extremely volatile and the value of an investment in our common shares could decline.
The market prices for securities of biotechnology companies, including QLT, have been and are likely to continue to be extremely volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:
•	announcements of technological innovations or new products by us or our competitors,
•	results of our research and development programs,
•	litigation commenced against us,
•	regulatory developments or delays concerning our products,
•	quarterly variations in our financial results,
•	business and product market cycles,
•	fluctuations in customer requirements,
•	the availability and utilization of manufacturing capacity and our ability to continue to supply Visudyne,
•	the timing and amounts of contingent consideration or royalties paid to us by third parties, and
•	issues with the safety or effectiveness of our products.

The price of our common shares may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. In 2008, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, volatile energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These economic conditions largely continued in 2009 and early 2010. The price of our common shares could decrease if our business, financial condition and results of operations are negatively impacted, or if investors have concerns that our financial position may be impacted, by a worldwide macroeconomic downturn. These factors, either individually or in the aggregate, could result in significant variations in the trading prices of our common shares.
We may need additional capital in the future, and our prospects for obtaining it are uncertain.
Although our recent divestitures generated significant cash, we have not yet received and may not ultimately ever receive all of the contingent consideration payable to us for the sale of QLT USA and, going forward, our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund our operating expenses will depend on many factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.
We believe that we were a passive foreign investment company for the taxable year ended December 31, 2009, which could result in adverse United States federal income tax consequences to U.S. shareholders.
Based on the price of our common shares and the composition of our assets, we believe that we were a “passive foreign investment company” (“PFIC”) for United States federal income tax purposes for the taxable year ended December 31, 2009. We believe that we were also a PFIC for the taxable year ended December 31, 2008, and we may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. If we were a PFIC for any taxable year during a U.S. Holder’s holding period for our common shares, certain adverse United States federal income tax consequences could apply to such U.S. Holder, as that term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents—U.S. Federal Income Tax Information—U.S. Holders.
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
In the year ended December 31, 2009, the Canadian dollar was QLT Inc.’s functional currency, while the U.S. dollar was our reporting currency. As a result, U.S. dollar-denominated monetary assets and liabilities held by us were revalued and gave rise to foreign currency gains (or losses). During the first quarter of 2010, the functional currency of QLT Inc. was changed to the U.S. dollar as a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis. Beginning in 2010, to the extent that foreign currency — denominated (i.e., non-USD) monetary assets do not equal the amount of our foreign currency-denominated monetary liabilities, foreign currency gains or losses could arise and materially impact our financial statements.

The continued uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.
There is continued concern over the instability of the financial markets and their influence on the global economy. The continued uncertainty in global economic conditions could result in a number of follow-on effects on our business, including insolvency of our key manufacturing and sales partners resulting in product delays or a decrease in orders for Visudyne or any of our future products. As such, the uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.
Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
In conjunction with the sale of our land and building, on August 29, 2008, we entered into a five-year lease with Discovery Parks, an affiliate of Discovery Parks Trust, a private Canadian trust that designs and builds research facilities for the benefit of the people of British Columbia, Canada, for approximately 50,000 square feet of office space in Vancouver, British Columbia, where our head office, certain research facilities and pilot manufacturing facility are located.
In connection with our U.S. operations, we lease approximately 10,800 square feet of space at a facility in Menlo Park, California for a term expiring in 2013, to support certain of our commercial and development operations.

Item 3.	LEGAL PROCEEDINGS
From time to time we are involved in legal proceedings arising in the ordinary course of business. There is no litigation currently pending that could have, individually or in the aggregate, a material adverse effect on our financial position and results of operations or cash flows.
The following is a description of a legal action against us that was settled by the parties and dismissed in the last fiscal quarter of 2009.

Settlement of Litigation with Massachusetts General Hospital
In April 2000, MEEI filed a civil suit against us in the United States District Court for the District of Massachusetts, or the District Court, seeking, among other things, to establish that MEEI was entitled to compensation for certain inventions relating to the use of Visudyne in the treatment of certain eye diseases including AMD, and asserting a number of claims against us, including claims for breach of contract, unjust enrichment, and violation of Massachusetts General Law Chapter 93A, or c. 93A, a consumer protection law which makes “unfair or deceptive acts or practices in the conduct of any trade or commerce” unlawful. In November 2006, a jury returned a verdict in favour of MEEI on its unjust enrichment and c. 93A claims, and on July 18, 2007, the District Court entered a judgment on the c. 93A claim, and ordered us to pay MEEI 3.01% of all past, present and future worldwide Visudyne net sales. The District Court also awarded pre-judgment interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable from April 24, 2000 and legal fees in an amount of $14.1 million, to which a reduction of $3.0 million previously agreed to by MEEI was applied. We appealed the judgment, but on January 12, 2009 the judgment was affirmed, and on April 23, 2009 an aggregate $127.1 million was paid to MEEI to satisfy the judgment up to that date.
On February 11, 2009, MGH filed a complaint in the Superior Court of the Commonwealth of Massachusetts (“Superior Court”) against QLT Phototherapeutics (Canada), Inc., a prior registered name for QLT. In its complaint, MGH alleged that it entered into a written agreement with us that requires us to pay MGH the same amount that we pay MEEI on sales of Visudyne. MGH asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, violation of c. 93A, and sought a declaratory judgment, and MGH sought past, present, and future royalties and other compensation based on the same 3.01% of worldwide Visudyne net sales awarded to MEEI, money damages and multiple damages in an amount to be proved at trial, pre-judgment interest, costs and attorneys’ fees, as well as any other and further relief that the court deemed just and proper. The MGH License Agreement provided for a 0.5% royalty payable to MGH based on Visudyne sales in the U.S. and Canada, and was subject to a most-favored-nations provision which would have required us to adjust the royalty rate upward had we entered into a license agreement with MEEI for the same rights at a higher rate.
We removed the case from the Superior Court to the District Court on March 11, 2009 and filed a Motion to Dismiss the case on March 17, 2009. MGH filed a Motion to Remand the case back to state court, and filed an opposition to our Motion to Dismiss. The District Court held a hearing on both of these issues on May 21, 2009, denied MGH’s motion to remand, and granted our motion to dismiss all of the claims filed by MGH except the claim made under c. 93A.
On November 24, 2009, the action was settled by the parties pursuant to a settlement agreement and amendment to license agreement, under which we paid MGH an aggregate $20.0 million, constituting payment in full for all past and future royalty obligations under the MGH License Agreement and the license is now fully paid up. The payment was also in satisfaction and settlement of any obligations we had, may have, or may have had in connection with the subject matter of the lawsuit, the License Agreement (other than terms of the License Agreement not affected by the settlement), certain related patent rights and sales of Visudyne anywhere in the world. Pursuant to the settlement, the action was dismissed with prejudice on December 1, 2009.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Share Information
Our common stock is traded in Canada on the Toronto Stock Exchange (the “TSX”) under the symbol “QLT” and in the U.S. on The NASDAQ Stock Market (“NASDAQ”) under the symbol “QLTI”. The following table sets out, for the periods indicated, the high and low closing sales prices of the common shares, as reported by the TSX and NASDAQ.

	The Toronto Stock Exchange		The NASDAQ Stock Market
	High	Low	High	Low
	(CAD$)	(CAD$)	(U.S.$)	(U.S.$)

2009

Fourth Quarter	$5.34	$3.53	$5.10	$3.36
Third Quarter	4.76	2.38	4.42	2.05
Second Quarter	2.84	2.23	2.49	1.77
First Quarter	3.12	1.82	2.65	1.41

2008

Fourth Quarter	$3.54	$2.20	$3.30	$1.80
Third Quarter	4.39	3.30	4.08	3.25
Second Quarter	4.03	3.44	3.95	3.43
First Quarter	4.85	2.32	4.59	2.45
The last reported sale price of the common shares on the TSX and on the NASDAQ on February 26, 2010 was CAD $4.94 and U.S. $4.70, respectively.
As of February 26, 2010, there were 1,561 registered holders of our common shares, 1,412 of whom were residents of the U.S. Of the total 53,789,289 common shares outstanding, the portion held by registered holders resident in the U.S. was 41,833,149 or 77.7%.

Share Price Performance Graph
The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	Dec. 31,	Dec. 30,	Dec. 29,	Dec. 31,	Dec. 31,	Dec. 31,
	2004	2005	2006	2007	2008	2009
QLT Total Return	100.00	39.55	52.61	27.49	14.99	30.85
S&P/TSX Composite Index	100.00	125.99	143.98	181.40	95.92	145.28
NASDAQ Biotechnology Index	100.00	102.84	103.89	108.65	94.93	109.77
The graph above assumes $100 invested on December 31, 2004 in common shares of QLT and in each index converted, where applicable, to U.S. dollars at the Bank of Canada close rate in effect on each date. The share price shown above for the common shares is historical and not indicative of future price performance.
The foregoing graph and chart shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act of 1933 as amended, or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.
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

Equity Plans
We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2010 Annual Meeting of Shareholders.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 27, 2009, we announced that our board of directors authorized the repurchase of up to 2.7 million of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Cumulative purchases under this program during 2009 were 866,790 shares at an average price of $4.59, for a total cost of $4.0 million.
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
October 1, 2009 through October 31, 2009	—	—	—	2,731,534

November 1, 2009 through November 30, 2009	142,965	$3.56	142,965	2,588,569

December 1, 2009 through December 31, 2009	723,825	$4.79	723,825	1,864,744

Total	866,790		866,790	1,864,744

Exchange Controls and Other Limitations Affecting Holders of Common Shares
There is no limitation imposed by Canadian law or the Notice of Articles or Articles of the Company on the right of non-residents to hold or vote common shares in the Company, other than those imposed by the Investment Canada Act (Canada) (the “Investment Act”). Generally speaking, the Investment Act establishes the following two principal procedures for certain investments involving Canadian businesses, as defined by the Investment Act, by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian”, as defined in the Investment Act (a “non-Canadian”): either the filing of an application for review which, except in certain limited circumstances, must be filed before closing and the non-Canadian cannot complete its investment until the Minister responsible for the Investment Act has determined that the investment is “likely to be of net benefit to Canada”, or the filing of a notice, which must be filed within 30 days after the completion of the investment. A notice is not subject to substantive review and is required for investments that involve either the establishment of a new Canadian business or that involve an acquisition of control of a Canadian business but the prescribed thresholds for review are not exceeded. Subject to the possible application of the national security provisions, the Investment Act does not apply to investments in existing Canadian businesses that do not result in an acquisition of control, as defined under the Investment Act.

A direct investment by a non-Canadian to acquire control of a Canadian business is a reviewable investment where the value of the assets of the corporation, based on the corporation’s fiscal year immediately preceding the investment, is CAD $5 million or more. Higher limits apply for direct acquisitions by or from World Trade Organization (“WTO”) member country investors, as described below.
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

The Investment Act was amended with the Act to Implement the Agreement Establishing the WTO to provide for special review thresholds for WTO member country investors. Under the Investment Act, a direct investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount (the Review Threshold). The Review Threshold is CAD $299 million in 2010. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.
On March 12, 2009, the Government passed the Budget Implementation Act, 2009, (Bill C-10) in Parliament; Part 13 of Bill C-10 enacted substantial amendments to the Investment Act. Among the more significant amendments enacted by Bill C-10, the Review Threshold will increase to an enterprise value of CAD $600 million and eventually will reach an enterprise value of CAD $1 billion (and beyond). However, until such time as regulations prescribing the manner in which “enterprise value” will be determined are brought into force, the threshold for evaluating the reviewability of direct acquisition transactions will continue to be CAD $5 million, or $299 million for WTO Investors, in the aggregate value of the assets being acquired, as described above. Draft regulations previously issued by Industry Canada indicate that enterprise value will be determined with reference to the market capitalization of a company plus its total liabilities minus its cash and cash equivalents.
Separately, pursuant to the Bill C-10, the Minister of Industry can, within a prescribed period, require the review of an investment by a non-Canadian (even one that does not amount to an acquisition of control, and/or does not meet the Review Threshold) on grounds of whether it is likely to be injurious to national security. Ultimately, Cabinet can prohibit the completion of an investment, or require divestment of control of a completed investment, or impose terms and conditions on an investment where the investment is injurious to national security.
See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents — U.S. Federal Income Tax Information.

Item 6.	SELECTED FINANCIAL DATA
Annual Financial Data
(Recast due to discontinued operations)

Year Ended December 31,	2009(5)	2008(4)	2007(3)	2006(2)	2005(1)
(In thousands of U.S. dollars except per share information)

CONSOLIDATED STATEMENT OF OPERATIONS DATA
Total revenues	$42,106	$48,312	$67,746	$129,370	$190,923
Research and development expenses	28,590	29,568	37,510	39,182	44,099
Income (loss) from continuing operations	(36,220)	(9,247)	(125,537)	39,898	62,673
Income (loss) before extraordinary gain	99,434	134,891	(109,997)	(101,605)	(325,412)
Net income (loss)	99,434	134,891	(109,997)	(101,605)	(325,412)
Basic net income (loss) per common share:
Continuing operations	(0.65)	(0.12)	(1.68)	0.48	0.68
Discontinued operations	2.42	1.93	0.21	(1.68)	(4.19)

Net income (loss)	1.77	1.81	(1.47)	(1.20)	(3.51)

Diluted net income (loss) per common share:
Continuing operations	(0.65)	(0.12)	(1.68)	0.48	0.68
Discontinued operations	2.42	1.93	0.21	(1.68)	(4.19)

Net income (loss)	1.77	1.81	(1.47)	(1.20)	(3.51)

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents	$31,664	$165,395	$30,564	108,843	$103,117
Short-term investment securities	156,450	—	96,167	265,373	362,498
Working capital	257,610	281,966	49,583	323,028	514,713
Total assets	419,637	491,758	548,987	639,106	776,494
Convertible debt	—	—	172,500	172,500	172,500
Total shareholders’ equity	404,454	343,230	219,823	303,214	526,111
For all years presented there were no cash dividends per common share.

Quarterly Financial Data (6)
(Recast due to change in discontinued operations)
Set out below is selected consolidated financial information for each of the fiscal quarters of 2009 and 2008.

Three Months Ended	December 31(5)	September 30	June 30	March 31
(In thousands of U.S. dollars except per share information)

2009
Total revenues	10,810	8,785	10,728	11,783
Gross profit	3,305	6,583	3,588	8,432
Research and development expenses	8,105	7,375	7,225	5,886
Net (loss) income from continuing operations	(36,091)	2,236	896	(3,261)
Net income (loss)	80,582	8,921	8,629	1,301
Basic net income (loss) per common share
Continuing operations	(0.67)	0.04	0.02	(0.05)
Discontinued operations	2.15	0.12	0.14	0.07
Net income (loss)	1.49	0.16	0.16	0.02
Diluted net income (loss) per common share
Continuing operations	(0.67)	0.04	0.02	(0.05)
Discontinued operations	2.15	0.12	0.14	0.07
Net income (loss)	1.49	0.16	0.16	0.02

2008(4)
Total revenues	11,850	10,868	13,685	11,908
Gross profit	8,368	7,879	9,234	8,685
Research and development expenses	6,519	6,887	8,114	8,047
Net income (loss) from continuing operations	(1,962)	12,137	(6,871)	(12,551)
Net income (loss)	5,874	146,926	(7,438)	(10,471)
Basic net income (loss) per common share
Continuing operations	(0.03)	0.16	(00.09)	(0.17)
Discontinued operations	0.11	1.81	(0.01)	0.03
Net income (loss)	0.08	1.97	(0.10)	(0.14)
Diluted net income (loss) per common share
Continuing operations	(0.03)	0.16	(00.09)	(0.17)
Discontinued operations	0.11	1.81	(0.01)	0.03
Net income (loss)	0.08	1.97	(0.10)	(0.14)

(1)
During the fourth quarter of 2005, events and circumstances indicated impairment of goodwill and intangible assets acquired in connection with our acquisition of QLT USA in November 2004. As a result, we recorded a non-cash charge of $410.5 million to reduce the carrying value of our goodwill to $104.0 million and our intangible assets to $6.9 million.

(2)
On February 9, 2007, QLT USA and Sanofi-aventis entered into a Settlement, Release and Patent License to settle the TAP Pharmaceutical Products Inc. litigation, and without admitting liability, QLT USA paid $112.5 million and Sanofi-aventis paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million in our results for 2006.

(3)
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

On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. (now QPD) for aggregate consideration of $42.3 million. The acquired in-process R&D charge of $42.9 million related to the proprietary ocular punctal plug drug delivery system in development.

(4)
Assets related to Aczone were sold by QLT USA to Allergan in July 2008 for cash consideration of $150.0 million, pursuant to the terms of a purchase agreement executed on June 6, 2008. We recognized a pre-tax gain of $118.2 million related to this transaction within discontinued operations for 2008.

On August 25, 2008 QLT USA entered into an exclusive license agreement with Reckitt for QLT USA’s Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with the Eligard products. We recognized a pre-tax gain of $16.7 million related to this transaction within discontinued operations for 2008.

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

(5)
On October, 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA to Tolmar for up to an aggregate $230.0 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and will receive $10.0 million on or before October 1, 2010 and up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and MediGene for the commercial marketing of Eligard in Canada, the U.S. and Europe (beginning with the royalties payable for Eligard sales that occurred in the quarter ended September 30, 2009) until the earlier of QLT receiving the additional $200.0 million or October 1, 2024. In addition, under the terms of the stock purchase agreement, Tolmar paid QLT an amount equal to the cash that QLT USA had on-hand at closing. We recognized a pre-tax gain of $107.4 million related to this transaction within discontinued operations for 2009.

(6)
The basic and diluted income (loss) per share are determined separately for each quarter. Consequently, the sum of the quarterly amounts may differ from the annual amounts disclosed in the consolidated financial statements as a result of using different weighted average numbers of shares outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying 2009 consolidated financial statements and notes thereto, which are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
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
The following factors, among others, including those described under Item 1A. Risk Factors, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	levels of future sales of Visudyne®, including the impact of competition;
•	our ability to effectively market and sell Visudyne in the U.S.;
•	the ability of Novartis Pharma AG (“Novartis”) to effectively market and sell Visudyne in countries outside the U.S.;
•	our continued ability to supply Visudyne to our customers;
•	our expectations regarding Visudyne label changes, reimbursement and sales;
•
receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with TOLMAR Holding, Inc. (“Tolmar”), which is based on anticipated levels of future sales of Eligard®;

•	unanticipated future operating results;
•
our reliance on contract manufacturers and suppliers to manufacture Visudyne at competitive prices and in accordance with FDA and other local and foreign regulatory requirements as well as our product specifications;

•	our reliance on our specialty wholesale distributors to distribute Visudyne in accordance with regulatory requirements and the terms of our agreements;
•	our expectations regarding future tax liabilities as a result of our recent restructuring transactions, changes in estimates of prior years’ tax items and results of tax audits by tax authorities;
•	the scope, validity and enforceability of our and third party intellectual property rights;
•	our ability to successfully develop our punctal plug drug delivery system;
•	the anticipated timing, cost and progress of the development of our technology and clinical trials;
•	the anticipated timing of regulatory submissions for products and product candidates;
•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for products and product candidates;
•
the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products and product candidates, including reimbursement under U.S. governmental and private insurance programs; and

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations.
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

Financial guidance is contained in our earnings press release issued on March 10, 2010 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the earnings press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and is not incorporated by reference herein.
Overview
QLT was formed in 1981 under the laws of the Province of British Columbia and is a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet AMD, and developing our ophthalmic product candidates.
Over the last two years we have narrowed our focus to development and commercial efforts in the field of ophthalmology. In 2008, we initiated a strategic corporate restructuring designed to enhance shareholder value and focus our business on our ophthalmic assets. Under the strategic corporate restructuring we disposed of all of our non-core assets, including Aczone®, approved for the treatment of acne vulgaris, the Atrigel® sustained-release drug delivery technology (except for certain rights retained by us), the Eligard® line of products, approved for the treatment of prostate cancer (through the sale of all of the shares of our U.S. subsidiary, QLT USA), and our land and building comprising our corporate headquarters in Vancouver, B.C. We are now a biotechnology company focused on developing and commercializing products for use in the field of ophthalmology.
Products, Revenues and Other Sources of Funds
Our revenue is derived from sales of our Visudyne product and, prior to the sale of QLT USA on October 1, 2009, revenue was also derived from the Eligard line of products, which were marketed through commercial licensees. Net product revenues from sales of Eligard have been reported as discontinued operations for the current and prior periods. Visudyne utilizes PDT to treat the eye disease known as wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe. Visudyne is also used for the treatment of CNV due to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis, and is marketed and sold in over 80 countries worldwide.
Under the stock purchase agreement with Tolmar, pursuant to which we sold all of the shares of our U.S. subsidiary, QLT USA, and its principal asset, Eligard, we are entitled to future payments comprising $10.0 million payable on or before October 1, 2010 and up to an additional $200.0 million, payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and MediGene for the commercial marketing of Eligard in the U.S., Canada and Europe. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of March 10, 2010, we have received $18.7 million of the up to $200.0 million payable to us under the stock purchase agreement.
Research and Development
We devote significant resources to research and development programs in various stages of development. See Item 1. Business, “Overview — Research and Development”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, allocation of goodwill to divested businesses, the fair value of the mortgage and note receivable, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and tax liabilities. Actual results may differ from estimates made by management. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:
Revenue Recognition
Net Product Revenue
Our net product revenues have been derived from sales of Visudyne. Following the divestment of the Eligard product line as part of our sale of QLT USA, net product revenues from sales of Eligard have been reported as discontinued operations for the current and prior periods.
With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis (the “PDT Agreement”), which was amended and restated on October 16, 2009, we are responsible for Visudyne manufacturing and product supply, and through December 31, 2009, Novartis was responsible for marketing and distribution of Visudyne. We utilize contract manufacturers for Visudyne production. Through December 31, 2009, the PDT Agreement provided that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis, (2) an amount equal to 50% of Novartis’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurred when Novartis sold Visudyne to its end customers. On January 1, 2010, we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis continues to market and sell Visudyne outside the U.S. and will pay us a royalty on net sales of the product. Commencing January 1, 2010, we will be recording net product revenue on sales in the U.S., and royalties from Novartis on sales outside the U.S. Our revenue from Visudyne will fluctuate depending on our and Novartis’ ability to market and distribute Visudyne.
Through December 31, 2009, we did not offer rebates or discounts in the normal course of business and did not experience any material product returns; accordingly, we did not provide an allowance for rebates, discounts and returns.
Discontinued Operations
On October, 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our wholly- owned U.S. subsidiary, QLT USA. Previously, under the terms of the license agreements with QLT USA’s commercial licensees, we were responsible for Eligard manufacturing and supply and received from our commercial licensees an agreed upon sales price upon shipment to them. We also earned royalties from certain commercial licensees based upon their sales of Eligard products to end customers, which were included in royalty revenue. We recognized net product revenue from Eligard product sales upon the existence of persuasive evidence of an arrangement, upon product shipment and title transfer to our commercial licensees, upon reasonable assurance of collectibility, and upon the price being fixed or determinable. Under this calculation of revenue, we recognized net product revenue from Eligard at the time of shipment to our commercial licensees.
Royalties from Eligard have been reported as discontinued operations for the current and prior periods. Previously, we recognized royalties from Eligard when product was shipped by certain of our commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties were based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our commercial licensees.

Inventory and Cost of Sales
Following the divestment of the Eligard product line as part of our sale of QLT USA, cost of sales related to Eligard have been reported as discontinued operations for the current and prior periods. Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne, royalty expense on Visudyne sales and ongoing damages related to the Massachusetts Eye and Ear Infirmary (“MEEI”) judgment, are charged against earnings in the period that Novartis sells to end customers.
Losses on manufacturing purchase commitments are immediately charged to cost of sales. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to manufacturing and involve costs associated with activities, such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products were sold to our commercial licensees, or in the case of Visudyne, through December 31, 2009, by Novartis to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion. The provision is calculated at each stage of the manufacturing process. Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded based on forecasted future demand and market conditions. There are three areas within our inventory costing system that require significant management judgment and estimates: (i) annual production volume, (ii) overhead allocation, and (iii) provision for non-completion of product inventory. These three areas are described below:
(i) Annual Production Volume. We estimate our production volume at the beginning of the year in order to arrive at a per unit allocation of fixed costs. Our estimate of production volume is based on our forecast of product sales and is updated periodically.
(ii) Overhead Allocation. We estimate our overhead expenses in the beginning of the year in order to arrive at a per unit allocation of overhead. Our estimate of overhead expenses is based on historical experience and the projected production volume. We update our estimate on a periodic basis based on the latest information. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products are sold to our commercial licensees, or in the case of Visudyne, through December 31, 2009, by Novartis to third parties.
(iii) Provisions for Noncompletion of Inventory and Obsolete Inventory. We record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs up to $2.0 million, depending on the product and the stage of production.
While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads.
Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. If actual market conditions differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, if there is a decrease in our long-term sales forecast, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional provision for excess or obsolete inventory. During the year ended December 31, 2009, we concluded that based on our forecast of future Visudyne demand, certain early stage materials used in the manufacture of Visudyne were potential excess inventory. As a result, we provided a reserve against the excess inventory and recorded a charge of $8.1 million in cost of sales. If our future Visudyne demand were to drop by 10%, we would record an additional charge of $1.9 million.
Discontinued Operations
Cost of sales related to the production of various Eligard products were charged against earnings in the period of the related product sale to our commercial licensees.

Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, which was later superceded by the FASB codification and included in ASC topic 718, using the modified prospective method. ASC topic 718 requires stock-based compensation to be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date.
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
For the year ended December 31, 2009, stock based compensation of $2.2 million was expensed as follows: $0.9 million to research and development costs, $1.2 million to selling, general and administrative costs, and a negligible amount to cost of sales and discontinued operations. The weighted average assumptions used for options granted during 2009 included a volatility factor of 53.8%, a 3.6 year term until exercise, and a 1.8% risk free interest rate.
For the year ended December 31, 2008, stock based compensation of $3.4 million was expensed as follows: $1.0 million to research and development costs, $1.6 million to selling, general and administrative costs, $0.5 million to restructuring, $0.3 million to discontinued operations and a negligible amount to cost of sales. The assumptions used for options granted during 2008 included a volatility factor of 42.1%, a 3.9 year term until exercise, and a 2.9% risk free interest rate.
Research and Development
Research and development (“R&D”) costs are expensed as incurred and consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various R&D programs. Overhead expenses comprise general and administrative support provided to the R&D programs and involve costs associated with support activities such as rent, facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Significant management judgment is required in the selection of an appropriate methodology for the allocation of overhead expenses. Our methodology for the allocation of overhead expenses utilizes the composition of our workforce as the basis for our allocation. Specifically, we determine the proportion of our workforce that is dedicated to R&D activities and allocate to R&D expense the equivalent proportion of overhead expenses. We consider this method the most reasonable method of allocation based on the nature of our business and workforce. Changes in the composition of our workforce and the types of support activities are factors that can influence our allocation of overhead expenses. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred. R&D costs also include funding provided under contractual collaborative arrangements for joint R&D programs.
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
Our income tax positions are assessed in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which was later superceded by the FASB codification and included in ASC topic 740. We record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. There is inherent uncertainty in quantifying income tax positions. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 16 — Income Taxes in “Notes to the Consolidated Financial Statements”.
Discontinued Operations and Assets Held for Sale
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of their carrying value or their estimated fair value. We cease to record depreciation or amortization expense at that time.
The results of operations, including the gain on disposal for businesses classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. We do not expect any continuing involvement with these businesses following their sales. Additionally, segment information does not include the results of businesses classified as discontinued operations.
Contingent Consideration
Contingent consideration arising from the sale of QLT USA is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations.
To estimate the fair value of contingent consideration at December 31, 2009, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using an industry average cost of capital of 9.5%. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share and pricing assumptions based on historical sales data and expected future competition. If the discount rate were to increase by 1%, the contingent consideration would decrease by $3.4 million, from $151.1 million to $147.7 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $3.9 million, from $151.1 million to $147.2 million.
Long-Lived and Intangible Assets
We depreciate plant and equipment using the straight-line method over their estimated economic lives, which range from three to five years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.
We periodically evaluate our long-lived assets for potential impairment. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. If impairment recognition criteria are met, we charge impairments of the long-lived assets to operations.
In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets, including in-process research and development (“IPR&D”). We generally determine the value of acquired intangible assets and IPR&D using a discounted cash flow model, which requires us to make assumptions and estimates about, among other things: the time and investment that is required to develop products and technologies; our ability to develop and commercialize products before our competitors develop and commercialize products for the same indications; the amount of revenue to be derived from the products; and appropriate discount rates to use in the analysis. Use of different estimates and judgments could yield materially different results in our analysis, and could result in materially different asset values. At December 31, 2009, we had no intangible assets recorded on our balance sheet.

Recently Issued and Recently Adopted Accounting Standards
See Note 3 — Significant Accounting Policies in “Notes to the Consolidated Financial Statements” for a discussion of new accounting standards.
COMPARISON OF YEARS ENDED DECEMBER 31, 2009 AND 2008
For the year ended December 31, 2009, we recorded net income of $99.4 million, or $1.77 per common share. These results compare to net income of $134.9 million, or $1.81 per common share, for the year ended December 31, 2008. The following is a discussion and analysis of our results of operations:
Revenues
Net Product Revenue
Net product revenue was determined as follows:

	For the year ended
	December 31,
(In thousands of U.S. dollars)	2009	2008

Visudyne sales by Novartis	$105,657	$141,865
Less: Marketing and distribution costs(1)	(34,346)	(62,213)
Less: Inventory costs(2)	(6,031)	(11,153)
Less: Royalties to third parties(3)	(2,276)	(3,040)

	$63,004	$65,459

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$31,502	$32,730
Add: Advance on inventory costs from Novartis(4)	5,608	7,142
Add: Royalties reimbursed to QLT(5)	2,272	3,090
Add: Other costs reimbursed to QLT(6)	2,724	5,350

Revenue from Visudyne sales	$42,106	$48,312

(1)	“Less: Marketing and distribution costs”

This represents Novartis’ cost of marketing, promoting, and distributing Visudyne, as well as certain specified costs incurred and paid for by QLT, determined in accordance with the PDT Agreement between QLT and Novartis. The costs incurred by Novartis are related to its sales force, advertising expenses, marketing and certain administrative overhead costs. The costs incurred by us include marketing support, legal and administrative expenses that we incurred in support of Visudyne sales.

(2)	“Less: Inventory costs”

This represents Novartis’ cost of goods sold related to Visudyne. It includes the cost of bulk Visudyne we shipped to Novartis and our provisions for certain excess or obsolete inventory, losses on manufacturing purchase commitments, plus Novartis’ packaging and labelling costs, freight and custom duties.

(3)	“Less: Royalties to third parties”

This represents the royalty expenses we incurred and charged to Novartis pursuant to the PDT Agreement between QLT and Novartis. The amounts are calculated by us based on specified royalty rates from existing license agreements with our licensors of certain Visudyne patent rights.

(4)	“Add: Advance on inventory costs from Novartis”

This represents the amount that Novartis advanced to us for shipments of bulk Visudyne and reimbursement for inventory obsolescence. The price of the Visudyne shipments is determined based on the PDT Agreement and represents our actual costs of producing Visudyne.

(5)	“Add: Royalties reimbursed to QLT”

This is related to item (3) above and represents the amounts we receive from Novartis in reimbursement for the actual royalty expenses we owed to third party licensors.

(6)	“Add: Other costs reimbursed to QLT”

This represents reimbursement by Novartis to us of our portion of the marketing and distribution costs described in (1) above. Our marketing and distribution costs include marketing support, legal and administrative expenses that we incur in support of Visudyne sales.

For the year ended December 31, 2009, revenue from Visudyne sales declined by $6.2 million, or 12.8%, to $42.1 million compared to $48.3 million for the year ended December 31, 2008. The decrease was primarily due to a 26% decline in Visudyne sales as a result of decreased end user demand worldwide due to competing therapies offset by a 44.8% reduction in marketing and distribution costs. For the year ended December 31, 2009, approximately 29% of total Visudyne sales were in the U.S., 28% were in Europe and 43% were in other markets worldwide, compared to approximately 26%, 32% and 42% in the U.S., Europe and other markets worldwide, respectively, for the year ended December 31, 2008. Overall, the ratio of our 50% share of Novartis’ net proceeds from Visudyne sales compared to total worldwide Visudyne sales was 29.8% for the year ended December 31, 2009, up from 23.1% in the prior year.
Under the Amended PDT Agreement, effective January 1, 2010, we have exclusive U.S. sales and marketing rights to Visudyne, including rights to all end-user revenue derived from Visudyne sales in the U.S. Outside the U.S., Novartis has retained marketing and sales rights and will pay us a royalty of 20% of net sales until December 31, 2014, and thereafter 16% of net sales until the expiry of the Amended PDT Agreement on December 31, 2019. As a result, we expect an increase in our revenues from Visudyne.
Costs and Expenses
Cost of Sales
For the year ended December 31, 2009, cost of sales of $20.2 million increased $6.1 million, or 42.8%, compared to $14.1 million for the same period in 2008. The increase was mainly due to an $8.1 million excess inventory provision related to our Visudyne inventory, offset by lower cost of sales related to the drop in Visudyne sales. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. During the year ended December 31, 2009, we concluded that based on our forecast of future Visudyne demand, certain early stage materials used in the manufacture of Visudyne were potential excess inventory. As a result, we provided a reserve against the excess inventory and recorded a charge of $8.1 million in cost of sales. The prior period cost of sales related to Visudyne includes a charge of $0.9 million for excess inventory.
Cost of sales related to Visudyne included 3.01% of worldwide Visudyne net sales, pursuant to damages awarded in the judgment against us in the MEEI litigation. See Note 22 — Contingencies in the Notes to the Consolidated Financial Statements. We are required to continue to pay MEEI 3.01% of worldwide Visudyne net sales, and this amount is reported in cost of sales. On October 16, 2009, we entered into an Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis. Under the Amended PDT Agreement, QLT and Novartis have released each other from all open claims the parties may have against each other, including any in connection with QLT’s litigation with MEEI and QLT’s litigation with Massachusetts General Hospital (“MGH”). No reimbursement has been or will be received for the damages paid to MEEI in the amount of 3.01% of worldwide Visudyne net sales.
Research and Development
R&D expenditures decreased 3.3% to $28.6 million for the year ended December 31, 2009 compared to $29.6 million in the same period in 2008. The decrease was a result of a decline in spending on Visudyne combination studies and savings from our 2008 restructuring, which more than offset higher spending on the punctal plug program.

The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	inability to design devices to function as expected,

•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug,

•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	inability to operate without infringing the proprietary rights of others,

•	changes in the commercial marketplace,

•	difficulty enrolling patients in, or keeping them in, our clinical studies,

•	delays in study progression, including study site, Institutional Review Board and regulatory delays,

•	failure to meet favorable study endpoints,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	inability to attract personnel or retain personnel with expertise required by our development program,

•	inability to manufacture sterile supplies necessary for composition of products,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors referenced under Item 1A, Risk Factors.
R&D expenditures by therapeutic area were as follows:

(In thousands of U.S. dollars)	2009	2008	2007

Ocular	$28,016	$26,423	$27,769
Dermatology	10	2,926	9,250
Urology and Oncology	—	—	19
Other	564	219	472

	$28,590	$29,568	$37,510

Status of significant products in development is as follows:

Product/Indication	Status/Development Stage

Punctal Plug (latanoprost)

Glaucoma and Ocular Hypertension	Phase II studies ongoing through 2010.

Punctal Plug (olopatadine)

Allergic Conjunctivitis	Phase II proof of concept study planned to be initiated in the second half of 2010.

Visudyne

Wet AMD	Phase II study of Visudyne followed by an anti-VEGF drug (with or without dexamethasone) either as a bi-therapy or triple therapy, expected to complete in the first half of 2010.

QLT091001

Leber Congenital Amaurosis	Completed Phase Ia study in March 2009. Commenced Phase Ib study in December 2009.

QLT091568

Glaucoma and Ocular Hypertension	Phase I/II proof of concept study completed by Othera in 2009. Preclinical, formulation and development work through 2010.

See Item 1. Business, “Research and Development”, and “Our Products In Development” for descriptions of our significant development programs.
Selling, General and Administrative Expenses
For the year ended December 31, 2009, Selling, General and Administration (“SG&A”) expenses remained essentially flat at $18.3 million compared to $18.2 million for the same period in 2008. The negligible increase was primarily due to higher legal fees and a charge for capital tax partially offset by cost savings from our restructuring.
Litigation
For the year ended December 31, 2009, litigation expense of $20.7 million includes a $20.0 million payment to MGH pursuant to a settlement agreement and amendment to license agreement, $0.3 million related to reimbursement of certain MEEI legal costs, as awarded by the Court of Appeals for the First Circuit, and $0.3 million in connection with the reimbursement of legal fees, accounting fees and other amounts to resolve issues not material to QLT or its business.
During the year ended December 31, 2008 litigation expense of $0.9 million related to an arbitrator’s decision in relation to our dispute with Biolitec, Inc. (“Biolitec”) over the Distribution, Supply and Service Agreement between QLT Therapeutics, Inc. and Biolitec.
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
In-process Research and Development
On December 30, 2009, we acquired QLT091568 (formerly OT-730), a type of beta blocker under investigation for the treatment of glaucoma, from privately-held Othera Pharmaceuticals, Inc. and its wholly-owned subsidiary, Othera Holding, Inc. for a one-time cash payment of $7.5 million. The purchase was an acquisition of assets and as QLT091568 had not reached technological feasibility and had no alternative future use at the time of purchase, we allocated the aggregate consideration of $7.5 million to IPR&D.
Restructuring Charge
In January 2008, we restructured our operations and during the year ended December 31, 2008, we provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $9.5 million of restructuring charges which included a property, plant and equipment impairment charge of $1.8 million. During the year ended December 31, 2009 we recorded a $0.3 million adjustment to our restructuring accrual related to severance, termination benefits and other costs as we completed the final activities associated with this restructuring. Annualized operating savings as a result of the 2008 restructuring are approximately $11.0 million.

Investment and Other Income
Net Foreign Exchange Gains (Losses)
Net foreign exchange gains (losses) comprise gains (losses) from the impact of foreign exchange fluctuations on our cash and cash equivalents, short-term investments, restricted cash, contingent consideration, derivative financial instruments, foreign currency receivables, foreign currency payables and, prior to its redemption in September 2008, U.S. dollar denominated convertible debt. See the section entitled “Liquidity and Capital Resources — Interest and Foreign Exchange Rates” below.
Interest Income
For the year ended December 31, 2009, interest income decreased 40.1% to $4.3 million compared to $7.2 million for the same period in 2008. The decrease was due to a substantial decline in interest rates and a lower average cash and restricted cash balance compared to the same period in the prior year. The decrease was partially offset by $2.7 million of interest earned on tax refunds, interest earned on our second mortgage and the interest earned on the note receivable from Tolmar.
Interest Expense
For the year ended December 31, 2009, $1.8 million of interest expense was entirely related to interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award.
For the year ended December 31, 2008, $10.3 million of interest expense comprised $3.7 million of interest accrued on the convertible senior notes, $0.8 million of amortization of deferred financing expenses related to the placement of these notes and $5.8 million of interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award.
Fair Value Change in Contingent Consideration
Contingent consideration from the sale of QLT USA is revalued to fair value each reporting period, and the $3.3 million recorded reflects the fair value change in contingent consideration for the three months ended December 31, 2009.
Income (loss) from Discontinued Operations
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA to Tolmar for up to an aggregate $230 million. Previously, during the third quarter of 2008, we completed the sale of Aczone, a topical treatment for acne vulgaris, to Allergan Sales, LLC pursuant to an asset purchase agreement, and we out-licensed certain Atrigel rights to Reckitt Benckiser Pharmaceuticals Inc. pursuant to a license agreement and related asset purchase agreement. Both Aczone and the Atrigel rights were assets of QLT USA. In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA were excluded from continuing operations and reported as discontinued operations for the current and prior periods. The income from discontinued operations in 2009 was largely due to the gain on the sale of QLT USA, while the gain on discontinued operations in 2008 was primarily related to the gain on the Aczone sale and the out-licensing of certain Atrigel rights.
Income Taxes
The recovery of income taxes was $5.3 million for the year ended December 31, 2009, compared to a provision of income taxes of $1.8 million for the same period in 2008. The recovery of income taxes for 2009 was largely the result of the litigation charge related to the MGH settlement. The provision for income taxes for 2008 was primarily the result of our Canadian operations being profitable.
The net 2009 deferred tax asset of $18.9 million was largely the result of contingent consideration, depreciable and amortizable assets, research and development credits as well as other temporary differences.
As of December 31, 2009, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 16 — Income Taxes in “Notes to the Consolidated Financial Statements”.

COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007
For the year ended December 31, 2008, we recorded net income of $134.9 million, or $1.81 per common share. These results compare to a net loss of $110.0 million, or a net loss of $1.47 per common share, for the year ended December 31, 2007. The following is a detailed discussion and analysis of our results of operations:
Revenues
Net Product Revenue
Net product revenue was determined as follows:

	For the year ended
	December 31,
(In thousands of U.S. dollars)	2008	2007

Visudyne sales by Novartis	$141,865	$214,857
Less: Marketing and distribution costs(1)	(62,213)	(103,903)
Less: Inventory costs(2)	(11,153)	(17,508)
Less: Royalties to third parties(3)	(3,040)	(4,546)

	$65,459	$88,900

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$32,730	$44,450
Add: Advance on inventory costs from Novartis(4)	7,142	11,332
Add: Royalties reimbursed to QLT(5)	3,090	4,516
Add: Other costs reimbursed to QLT(6)	5,350	7,448

Revenue from Visudyne sales	$48,312	$67,746

(1)	“Less: Marketing and distribution costs”

This represents Novartis’ cost of marketing, promoting, and distributing Visudyne, as well as certain specified costs incurred and paid for by QLT, determined in accordance with the PDT Agreement. The costs incurred by Novartis are related to its sales force, advertising expenses, marketing and certain administrative overhead costs. The costs incurred by us include marketing support, legal and administrative expenses that we incurred in support of Visudyne sales.

(2)	“Less: Inventory costs”

This represents Novartis’ cost of goods sold related to Visudyne. It includes the cost of bulk Visudyne we shipped to Novartis and our provisions for excess or obsolete inventory, plus Novartis’ packaging and labelling costs, freight, custom duties and inventory obsolescence.

(3)	“Less: Royalties to third parties”

This represents the royalty expenses we incurred and charged to Novartis pursuant to the PDT Agreement. The amounts are calculated by us based on specified royalty rates from existing license agreements with our licensors of certain Visudyne patent rights.

(4)	“Add: Advance on inventory costs from Novartis”

This represents the amount that Novartis advanced to us for shipments of bulk Visudyne and reimbursement for inventory obsolescence. The price of the Visudyne shipments is determined based on the PDT Agreement between QLT and Novartis and represents our actual costs of producing Visudyne.

(5)	“Add: Royalties reimbursed to QLT”

This is related to item (3) above and represents the amounts we received from Novartis in reimbursement for the actual royalty expenses we owe to third party licensors.

(6)	“Add: Other costs reimbursed to QLT”

This represents reimbursement by Novartis to us of our portion of the marketing and distribution costs described in (1) above. Our marketing and distribution costs include marketing support, legal and administrative expenses that we incur in support of Visudyne sales.

For the year ended December 31, 2008, revenue from Visudyne declined by $19.4 million, or 29%, to $48.3 million compared to $67.7 million for the year ended December 31, 2007. The decrease was primarily due to a 34% decline in Visudyne sales as a result of decreased end user demand worldwide due to competing therapies. For the year ended December 31, 2008, approximately 26% were in the U.S., 32% of total Visudyne sales were in Europe, and 42% were in other markets worldwide compared to approximately 18%, 49% and 34% in the U.S., Europe and other markets worldwide, respectively, for the year ended December 31, 2007. Overall, the ratio of our 50% share of Novartis’ net proceeds from Visudyne sales compared to total worldwide Visudyne sales was 23.1% for the year ended December 31, 2008, up from 20.7% in the prior year.
Costs and Expenses
Cost of Sales
For the year ended December 31, 2008, cost of sales related to Visudyne decreased 22% to $14.1 million compared to $18.1 million for the same period in 2007. Cost of sales for the year ended December 31, 2008 included a $0.9 million charge for a loss on a manufacturing purchase commitment and a $0.9 million charge for an inventory write-down. The prior period cost of sales included a charge of $3.1 million related to a reserve against excess inventory. Excluding the above provision for excess inventory, cost of sales related to Visudyne decreased from $15.0 million to $12.3 million due to the decline in Visudyne sales.
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
Research and Development
R&D expenditures decreased 21% to $29.6 million for the year ended December 31, 2008 compared to $37.5 million in the same period in 2007. Significant reductions in spending on early stage research projects and reduced overhead expenses were partially offset by higher spending on punctal plug development and Visudyne combination studies.
Selling, General and Administrative Expenses
For the year ended December 31, 2008, SG&A expenses decreased 22% to $18.2 million compared to $23.4 million for the same period in 2007. The decrease was primarily due to cost savings from the 2008 restructuring and decreased spending on Visudyne support.
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
The acquired IPR&D relates to the proprietary ocular punctal plug drug delivery system. As of the acquisition date, the punctal plug drug delivery system had not reached technological feasibility and would require a substantial amount of time and costs to complete. Prior to commercialization, approvals from the FDA and other regulatory agencies are required. Accordingly, we allocated to IPR&D and charged to expense $42.9 million representing the portion of the purchase price attributable to the punctal plug drug delivery system (See Note — 8 in the “Notes to the Consolidated Financial Statements”. We calculated the charge to IPR&D by determining the fair value of the punctal plug drug delivery system using the income approach. Under the income approach, expected future after-tax cash flows are estimated and discounted to their net present value at an appropriate risk-adjusted rate of return. Revenues were estimated based on relevant market size and growth factors, expected industry trends, product sales cycles, and the estimated life of the product’s underlying technology. Estimated operating expenses, and income taxes were deducted from estimated revenues to determine estimated after-tax cash flows. These projected future cash flows were further adjusted for risks inherent in the development life cycle. These forecasted cash flows were then discounted based on our estimated weighted average cost of capital.
We recorded the acquisition of ForSight Newco II as a purchase of net assets in accordance with SFAS 141, Business Combinations, which referenced the criteria in EITF 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business for evaluating whether a business or assets have been received in a transaction.
Restructuring Charge
In January 2008, we restructured our operations in order to concentrate our resources on Visudyne, and on our clinical development programs related to our proprietary punctal plug delivery technology and lemuteporfin. We provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $9.5 million of restructuring charges during the year ended December 31, 2008, which included contract termination costs and property, plant and equipment impairment charges of approximately $1.8 million.
For the year ended December 31, 2007, restructuring charges of $0.6 million represented the remaining effects of the restructurings that occurred in 2005 and 2006.
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

Interest Expense
For the year ended December 31, 2008, $10.3 million of interest expense comprised $3.7 million of interest accrued on the convertible senior notes, $0.8 million of amortization of deferred financing expenses related to the placement of these notes and $5.8 million of interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award. On September 15, 2008, we completed the redemption of all of our convertible senior notes for 100% of the principal amount, plus accrued and unpaid interest. For the year ended December 31, 2007, $9.0 million of interest expense comprised $5.2 million of interest accrued on the convertible senior notes, $1.3 million of amortization of deferred financing expenses related to the placement of these notes and, beginning in the third quarter of 2007, $2.5 million of interest expense on the post judgment accrued liability that was associated with the MEEI patent litigation damage award. Prior to the judgment being entered in the third quarter of 2007, our interest expense was entirely related to our convertible debt.
Income from Discontinued Operations
Income from discontinued operations for the year ended December 31, 2008 was $144.1 million compared to income of $15.5 million in the same period in 2007. During the third quarter of 2008, we completed the sale of Aczone, a topical treatment for acne vulgaris, to Allergan Sales, LLC pursuant to an asset purchase agreement, and we out-licensed certain Atrigel rights to Reckitt Benckiser Pharmaceuticals Inc. pursuant to a license agreement and related asset sale agreement. Both Aczone and the Atrigel rights were assets of QLT USA. The income from discontinued operations was primarily due to pre-tax gains of $134.9 million on sale of discontinued operations, or $63.3 million net of applicable income tax expense (but before application of loss carryforwards), and tax benefit recognition of $54.7 million related to tax assets (which include operating loss carryforwards and research and development credit carryforwards) for which we previously applied a valuation allowance.
In accordance with the accounting standard for discontinued operations, the results of operations, including the gain on disposal for businesses classified as held for sale, related to the above products were excluded from continuing operations and reported as discontinued operations for the years ended December 31, 2008 and 2007.
Income Taxes
The provision for income taxes was $1.8 million for the year ended December 31, 2008, compared to a recovery for income taxes of $40.4 million in 2007. The provision for income taxes for 2008 was largely the result of our Canadian operations being profitable. The recovery of income taxes for 2007 was largely the result of the litigation charge related to the MEEI judgment.
The net 2008 deferred tax asset of $5.5 million was largely the result of depreciable and amortizable assets, research and development credits as well as other temporary differences.
As of December 31, 2008, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.
LIQUIDITY AND CAPITAL RESOURCES
General
In 2010 and future periods, we expect our cash resources and working capital, cash flow from operations, cash from the collection of the contingent consideration, and other available financing resources to be sufficient to fund current product development, operating requirements, liability requirements, potential acquisition and licensing activities, milestone payments, and repurchases of our common shares.

If adequate capital is not available, our business could be materially and adversely affected. Other factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; the outcome of potential legal proceedings and damage awards; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; the progress of our R&D programs, including preclinical and clinical testing; future share repurchases, including those pursuant to the share repurchase program announced on October 27, 2009; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; acquisition and licensing activities, milestone payments; and our ability to establish collaborative arrangements with other organizations.
Sources and Uses of Cash
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sale of assets and interest income.
For the year ended December 31, 2009, we generated $56.6 million of cash in operations as compared to using $9.1 million for the same period in 2008. The $65.7 million positive cash flow variance is primarily attributable to:
•	A positive cash flow variance from tax refunds, net of tax installments, of $58.1 million;
•	A positive cash flow variance from lower operating and inventory related expenditures of $23.0 million;
•	A positive cash flow variance from lower restructuring costs of $6.5 million;
•	A positive cash flow variance from foreign exchange of $6.0 million;
•	A positive cash flow variance from higher investment and other income of $5.2 million;
•	A positive cash flow variance from proceeds related to the fair value change in contingent consideration of $3.3 million;
•	A negative cash flow variance from the litigation settlement payment to MGH of $19.1 million;
•	A negative cash flow variance from lower cash receipts from product sales and royalties of $7.6 million;
•	A negative cash flow variance from the purchase of in-process research and development of $7.5 million; and
•	A negative cash flow variance from payment of the MEEI judgment resulting in the release of the appeal bond and an additional $2.2 million payment to MEEI.
During the year ended December 31, 2009, our cash flows provided by investing activities consisted of net proceeds from sale of QLT USA of $16.5 million, proceeds on collection of the contingent consideration of $8.4 million and the disposal of property, plant and equipment of $0.1 million, offset by capital expenditures of $1.1 million.
For the year ended December 31, 2009, our cash flows used in financing activities consisted primarily of common shares repurchased for $55.9 million including share repurchase costs, offset by $0.1 million for the issuance of common shares related to the exercise of stock options.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2009, we had $188.1 million in cash and cash equivalents. At December 31, 2009, our cash equivalents had an average remaining maturity of 54 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at December 31, 2009, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.
As of December 31, 2009, the Canadian dollar was the functional currency of QLT Inc., while the U.S. dollar was our reporting currency. As a result, U.S. dollar-denominated monetary assets and liabilities held by QLT Inc. are revalued and give rise to foreign currency gains (losses). To minimize these currency gains and losses, we periodically enter into forward foreign exchange contracts to offset the difference between certain U.S. dollar-denominated assets and liabilities. Following the sale of QLT USA, the primary objective of our balance sheet risk management program is to protect the U.S. dollar value of our net monetary assets. Since the Canadian dollar was the functional currency of QLT Inc., our U.S. dollar net monetary assets generated significant foreign exchange gains/losses. During the first quarter of 2010, the functional currency of QLT Inc. was changed to the U.S. dollar as a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis.

As the functional currency of our U.S. subsidiaries is the U.S. dollar, the U.S. dollar-denominated cash and cash equivalents holdings of our U.S. subsidiaries do not result in foreign currency gains or losses in operations. Since QLT Inc. holds a portion of its cash and cash equivalents in its functional currency, the Canadian dollar, we were subject to translation gains and losses. These translation gains and losses are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income.
At December 31, 2009, we had no outstanding forward foreign currency contracts.
Contractual Obligations
In the normal course of business, we enter into purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office space and office equipment. The minimum annual commitments related to these agreements are as follows:

(in thousands of U.S. dollars)	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases (2)	6,481	1,679	3,239	1,563	—

Purchase Obligations (3)	6,353	3,333	2,014	1,006	—

Total	$12,834	$5,012	$5,253	$2,569	$—

(1)
At December 31, 2009, we had approximately $1.5 million of long-term liabilities associated with uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of future payments, if any, due to uncertainties in the timing of future outcomes of tax audits that may arise. As a result, uncertain tax liabilities are not included in the table above.

(2)
In conjunction with the sale of our land and building, in September 2008 we entered into a five-year operating lease with Discovery Parks for office and laboratory space. In connection with our U.S. operations, in May 2009 we entered into a four-year operating lease with AMB Property, L.P, to support certain of our commercial and development operations. Operating leases comprise our long-term leases of office space, photocopiers and postage meters.

(3)
Purchase obligations comprise minimum purchase requirements of our product supply agreements with contract manufacturers ($0.9 million) and other outstanding purchase commitments related to the normal course of business ($5.5 million).

Off-Balance Sheet Arrangements
In connection with the sale of assets and businesses, we provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to threshold amounts, specified claims periods and other restrictions and limitations.
Except as described above and the contractual arrangements described in the Contractual Obligations section above, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CERTAIN CANADIAN AND U.S. FEDERAL INCOME TAX INFORMATION FOR U.S. RESIDENTS
The following is a summary of certain Canadian and U.S. federal income tax considerations applicable to holders of common shares of the Company. These tax considerations are stated in brief and general terms and are based on Canadian and U.S. law currently in effect. There are other potentially significant Canadian and U.S. federal income tax considerations and provincial, state and local income tax considerations with respect to ownership and disposition of the common shares which are not discussed herein. The tax considerations relative to ownership and disposition of the common shares may vary from shareholder to shareholder depending on the shareholder’s particular status. Accordingly, shareholders and prospective shareholders are encouraged to consult with their tax advisors regarding tax considerations which may apply to the particular situation.
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
U.S. Federal Income Tax Information
Special U.S. federal income tax rules apply to “U.S. Holders” (as defined below) of stock of a “passive foreign investment company” (a “PFIC”). As previously disclosed, the Company believes, but cannot offer any assurance, that it was classified as a PFIC for one or more taxable years prior to 2000, and that it was not a PFIC during any of the taxable years from the taxable year ended December 31, 2000 through the taxable year ended December 31, 2007. The Company further believes that it was a PFIC for the taxable years ended December 31, 2008 and 2009, which significantly impacts the U.S. federal income tax consequences to U.S. Holders. The Company is uncertain regarding its potential PFIC status for the taxable year ending December 31, 2010. The Company’s actual PFIC status for a given taxable year will not be determinable until the close of such year and, accordingly, no assurances can be given regarding the Company’s PFIC status in 2010 or any future year. See further discussion of the PFIC rules below. In addition, the following assumes that the common shares are held as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended (the “Code”).
This summary is of a general nature only and is not intended for non-U.S. Holders. Furthermore, it is not intended to constitute, and should not be construed to constitute, legal or tax advice to any particular U.S. Holder. U.S. Holders are urged to consult their own tax advisors as to the tax consequences in their particular circumstances.
U.S. Holders
A “U.S. Holder” is a holder of the Company’s common shares that is (i) an individual who is a citizen or resident of the United States for U.S. federal income tax purposes; (ii) a corporation (or other entity taxed as a corporation for U.S. federal income tax purposes) created or organized under the laws of the United States, any U.S. state or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of the income’s source; or (iv) a trust (a) if a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, as defined under Section 7701(a)(30) of the Code, have authority to control all of the trust’s substantial decisions; or (b) that was in existence on August 20, 1996, was treated as a U.S. person under the Code on the previous day and has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

Sale or Other Disposition of Common Shares
Subject to different treatment pursuant to the PFIC rules discussed below, if a U.S. Holder engages in a sale, exchange or other taxable disposition of such U.S. Holder’s common shares, (i) such U.S. Holder will recognize gain or loss equal to the difference between the amount realized by such U.S. Holder and such U.S. Holder’s adjusted tax basis in the common shares, (ii) any such gain or loss will be capital gain or loss, and (iii) such capital gain or loss will be long-term capital gain or loss if the holding period of the common shares exceeds one year as of the date of the sale. Such gain generally is treated as U.S. source gain for U.S. foreign tax credit limitation purposes.
If the Company purchases common shares from a U.S. Holder, such transaction will be treated as a taxable sale or exchange of the common shares by the U.S. Holder if the transaction meets certain conditions under U.S. federal income tax rules, or otherwise will be treated as a distribution by the Company in respect of the U.S. Holder’s common shares, as described below.
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

The Company believes that it qualified as a PFIC for 2008 and 2009. Please be aware that the Company’s status as a PFIC can have significant adverse tax consequences for U.S. Holders.
A U.S. Holder that holds common shares while the Company is a PFIC (because either the Company was a PFIC in 2008 or 2009 or the Company was previously a PFIC during the period that such U.S. Holder held common shares) may be subject to increased tax liability upon the sale, exchange or other disposition of the common shares or upon the receipt of certain distributions, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs. These adverse tax consequences will not apply, however, if (i) a U.S. Holder timely filed and maintained (and in certain cases, continues to maintain), or timely files and maintains, as the case may be, a qualified electing fund (“QEF”) election to be taxed annually on the U.S. Holder’s pro rata portion of the Company’s earnings and profits, (ii) the U.S. Holder timely made or makes, as the case may be, a mark-to-market election as described below, or (iii) a U.S. Holder is eligible to make a “purging” election and timely does so, as described below. These adverse tax consequences include:
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

QEF Election. A U.S. Holder of stock in a PFIC may make a QEF election with respect to such PFIC to elect out of the tax treatment discussed above. Generally, a QEF election, on U.S. Internal Revenue Service (“IRS”) Form 8621, should be made with the filing of a U.S. Holder’s U.S. federal income tax return for the first taxable year for which both (i) the U.S. Holder holds common shares of the Company, and (ii) the Company was a PFIC. A U.S. Holder that timely makes a valid QEF election with respect to a PFIC will generally include in gross income for a taxable year (i) as ordinary income, such holder’s pro rata share of the corporation’s ordinary earnings for the taxable year, and (ii) as long-term capital gain, such holder’s pro rata share of the corporation’s net capital gain for the taxable year. However, the QEF election is available only if such PFIC provides such U.S. Holder with certain information regarding its earnings and profits as required under applicable U.S. Treasury regulations. The Company will provide, upon request, all information and documentation that a U.S. Holder making a QEF election is required to obtain for U.S. federal income tax purposes (e.g., the U.S. Holder’s pro rata share of ordinary income and net capital gain, and a “PFIC Annual Information Statement” as described in applicable U.S. Treasury regulations, which will be made available on the Company’s website).
Deemed Sale Election. If the Company is a PFIC for any year during which a U.S. Holder holds common shares, but the Company ceases in a subsequent year to be a PFIC (which could occur, for example, if the Company is a PFIC for 2009 but is not a PFIC for 2010), then a U.S. Holder can make a “purging” election, in the form of a deemed sale election, for such subsequent year in order to avoid the adverse PFIC tax treatment described above that would otherwise continue to apply because of the Company having previously been a PFIC. If such election is timely made, the U.S. Holder would be deemed to have sold the common shares held by the holder at their fair market value, and any gain from such deemed sale would be taxed as an excess distribution (as described above). The basis of the common shares would be increased by the gain recognized, and a new holding period would begin for the common shares for purposes of the PFIC rules. The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of the common shares. After the deemed sale election, the U.S. Holder’s common shares with respect to which the deemed sale election was made would not be treated as shares in a PFIC, unless the Company subsequently becomes a PFIC. A U.S. Holder may also be able to make a deemed sale election with respect to the Company’s subsidiaries that are PFICs, if any. The rules regarding deemed sale elections are very complex. U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election with regard to the Company and any subsidiaries.
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

The mark-to-market election is available only for “marketable stock,” which is stock that is traded in other than de minimis quantities on at least 15 days during each calendar quarter on a qualified exchange or other market, as defined in applicable U.S. Treasury regulations. The Company’s common shares are listed on the TSX and quoted on NASDAQ, each of which constitutes a “qualified exchange or other market” under applicable U.S. Treasury regulations. U.S. Holders of common shares are urged to consult their tax advisors as to whether the common shares would qualify for the mark-to-market election.
Subsidiary PFICs. To the extent any of the Company’s subsidiaries is also a PFIC, a U.S. Holder will also be deemed to own shares in such lower-tier PFIC and could incur a liability for the deferred tax and special interest charge described above if either (i) the Company receives a distribution from, or disposes of all or part of its interest in, the lower-tier PFIC, or (ii) the U.S. Holder disposes of all or part of such holder’s common shares. In addition, the mark-to-market election cannot be made for a subsidiary of a PFIC if the stock of such subsidiary is not itself marketable stock.
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
Outstanding Share Data
As of February 26, 2010, there were 53,789,289 common shares issued and outstanding for a total of $506.0 million in share capital. As of February 26, 2010, we had 5,819,569 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 3,868,041 were exercisable) at a weighted average exercise price of Cdn$5.82 per share. Each stock option is exercisable for one common share.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of QLT Inc.
We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the years in the three year period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 10, 2010

CONSOLIDATED BALANCE SHEETS

As at December 31,	2009	2008
(In thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$188,114	$165,395
Restricted cash	—	124,578
Accounts receivable (Note 4)	9,465	11,151
Note receivable (Note 19)	9,259	—
Current portion of contingent consideration (Note 18)	33,587	—
Income taxes receivable	4,879	41,801
Inventories (Note 5)	2,874	3,163
Current portion of deferred income tax assets (Note 16)	5,608	403
Mortgage receivable	11,466	—
Assets held for sale	—	72,763
Other (Note 6)	6,052	10,474

	271,304	429,728

Property, plant and equipment (Note 7)	2,597	3,113
Deferred income tax assets (Note 16)	13,320	5,139
Goodwill (Note 9)	—	23,145
Mortgage receivable (Note 19)	—	9,834
Long-term inventories and other assets (Note 10)	14,925	20,799
Contingent consideration (Note 18)	117,491	—

	$419,637	$491,758

LIABILITIES
Current liabilities
Accounts payable	$3,876	$4,865
Accrued restructuring charge (Note 15)	—	314
Accrued liabilities (Note 11)	5,574	129,473
Liabilities held for sale	—	8,906
Deferred revenue	4,244	4,204

	13,694	147,762

Uncertain tax position liabilities (Note 16)	1,489	766

	15,183	148,528

COMMITMENTS AND GUARANTEES (NOTE 20)
CONTINGENCIES (NOTE 22)

SHAREHOLDERS’ EQUITY
Share capital (Note 13)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	506,023	702,221
December 31, 2009 —53,789,289 shares
December 31, 2008 —74,620,328 shares
Additional paid in-capital	275,592	123,367
Accumulated deficit	(480,130)	(579,564)
Accumulated other comprehensive income	102,969	97,206

	404,454	343,230

	$419,637	$491,758

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2009	2008	2007
(In thousands of U.S. dollars except per share information)

Revenues
Net product revenue (Note 14)	$42,106	$48,312	$67,746

Costs and expenses
Cost of sales	20,198	14,145	18,143
Research and development	28,590	29,568	37,510
Selling, general and administrative	18,337	18,230	23,427
Depreciation	1,403	2,940	5,331
Litigation (Note 22)	20,662	864	110,162
Gain on sale of long-lived assets	—	(21,666)	—
Purchase of in-process research and development	7,517	—	42,865
Restructuring charges (Note 15)	(263)	9,517	571

	96,444	53,598	238,009

Operating loss	(54,338)	(5,286)	(170,263)

Investment and other income (expense)
Net foreign exchange gains (losses)	7,003	643	(1,743)
Interest income	4,339	7,249	14,278
Interest expense	(1,848)	(10,339)	(9,026)
Fair value change in contingent consideration	3,279	—	—
Other gains	28	289	813

Loss from continuing operations before income taxes	(41,537)	(7,444)	(165,941)

Recovery of (provision for) income taxes (Note 16)	5,317	(1,803)	40,404

Loss from continuing operations	$(36,220)	$(9,247)	$(125,537)

Income from discontinued operations, net of income taxes (Note 17)	135,654	144,138	15,540

Net income (loss)	$99,434	$134,891	$(109,997)

Basic and diluted net income (loss) per common share
Continuing operations	$(0.64)	$(0.12)	$(1.68)
Discontinued operations	2.41	1.93	0.21

Net income (loss)	$1.77	$1.81	$(1.47)

Weighted average number of common shares outstanding (thousands)
Basic	56,194	74,620	74,907
Diluted	56,194	74,620	74,907
See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2009	2008	2007
(In thousands of U.S. dollars)

Cash flows (used in) provided by operating activities
Net income (loss)	$99,434	$134,891	$(109,997)
Adjustments to reconcile net income (loss) to net cash from operating activities
In-process research and development	—	—	42,865
Depreciation	1,403	2,947	6,710
Write-down of inventory	8,114	7,066	3,074
Write-down of fixed assets, investments and deposit	448	1,715	403
Share-based compensation	2,161	3,391	3,502
Amortization of deferred financing expenses	—	851	1,290
Unrealized foreign exchange losses (gains)	2,290	9,731	(22,420)
Interest on restricted cash	(295)	(3,344)	(2,509)
Interest earned on note receivable	(250)	—	—
Deferred income taxes	(5,510)	12,685	7,656
Gain on sale of long-lived assets	—	(21,666)	(3,989)
Gain on sale of discontinued operations	(107,363)	(134,874)	—
Trading securities	—	—	58,357
Litigation	—	—	110,162
Changes in non-cash operating assets and liabilities
Appeal bond collateral	124,622	—	(118,781)
Long term deposits and other assets	5,599	(3,720)	5,590
Accounts receivable	8,143	(7,698)	16,800
Inventories	(833)	(4,824)	(3,191)
Accounts payable	(1,920)	1,397	(6,254)
Income taxes receivable / payable	47,371	(12,455)	(44,429)
Accrued restructuring charge	(743)	703	(2,306)
Other accrued liabilities	(124,306)	7,179	(113,408)
Deferred revenue	(1,723)	(3,029)	(4,763)

	56,642	(9,054)	(175,638)

Cash provided by (used in) investing activities
Short-term investment securities	—	—	16,435
Net proceeds from sale of property, plant & equipment net of mortgage	116	49,870	4,035
Net proceeds from sale of investment in QLT USA	16,477	—
Restricted cash	—	2,307	1,689
Purchase of property, plant and equipment	(1,094)	(516)	(2,066)
Proceeds from sale of long-lived assets	—	171,181	—
Acquisition of ForSight Newco. II, Inc.	—	—	(42,631)
Proceeds received on contingent consideration	5,162	—	—

	20,661	222,842	(22,538)

Cash used in financing activities
Redemption of convertible debt	—	(172,500)	—
Common shares repurchased, including fees	(55,911)	—	(5,878)
Issuance of common shares	125	—	1,253

	(55,786)	(172,500)	(4,625)

Effect of exchange rate changes on cash and cash equivalents	1,202	(2,624)	30,479

Net increase (decrease) in cash and cash equivalents	22,719	38,664	(172,322)
Cash and cash equivalents, beginning of year	165,395	126,731	299,053

Cash and cash equivalents, end of year	$188,114	$165,395	$126,731

Supplementary cash flow information:
Interest paid	$1,832	$5,571	$5,861
Income taxes paid	6,305	13,997	148

Non-cash investing and financing activities:

(1)
On October 1, 2009, all of the shares of QLT USA were sold to Tolmar for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. The aggregate $230.0 million includes contingent consideration of $200.0 million which had a fair value of $156.2 million on October 1, 2009, and represents a non-cash investing activity. The contingent consideration represents amounts owed on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with Sanofi Synthelabo Inc. (“Sanofi”) and MediGene Aktiengesellschaft (“MediGene”) for the commercial marketing of Eligard until the earlier of QLT receiving the additional $200.0 million or October 1, 2024. During the year ended December 31, 2009, proceeds received on collection of the contingent consideration totalled $8.4 million. Approximately $3.3 million of the proceeds related to the fair value change in contingent consideration and were included in cash flows provided by operating activities and the remaining proceeds of $5.2 million were included in cash provided by investing activities. See Note 17 — Discontinued Operations and Assets held for Sale.

See the accompanying “Notes to the Consolidated Financial Statements”.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
(All amounts except share and			Additional	Other				Total
per share information are	Common Shares		Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
expressed in thousands of U.S. dollars)	Shares	Amount	Capital	Income (Loss)		Deficit	Income (Loss)	Equity
Balance at December 31, 2006	75,188,980	$708,206	$114,724	$83,535		$(603,251)	$—	$303,214
Adjustment for the adoption of FASB Interpretation No. 48	—	—	—	—		(1,207)	—	(1,207)

Exercise of stock options, for cash, at prices ranging from CAD $7.79 to CAD $9.84 per share and U.S. $2.89 - U.S. $9.29 per share	181,348	2,597	(1,344)	—		—	—	1,253

Stock-based compensation	—	—	3,696	—		—	—	3,696

Common share repurchase	(750,000)	(8,582)	2,703	—		—	—	(5,879)

Other comprehensive loss:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	28,728		—	28,728	28,728

Unrealized gain on available for sale securities	—	—	—	15		—	15	15
Net loss	—	—	—	—		(109,997)	(109,997)	(109,997)

Comprehensive loss	—	—	—	—		—	(81,254)	—

Balance at December 31, 2007	74,620,328	$702,221	$119,779	$112,278		$(714,455)	$—	$219,823

Stock-based compensation	—	—	3,588	—		—	—	3,588

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(15,072)		—	(15,072)	(15,072)

Net income	—	—	—	—		134,891	134,891	134,891

Comprehensive income	—	—	—	—		—	119,819	—

Balance at December 31, 2008	74,620,328	$702,221	$123,367	$97,206		$(579,564)	$—	$343,230

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $3.73 per share and U.S. $3.78 per share	35,751	170	(45)					125

Stock-based compensation			2,266					2,266

Common share repurchase	(20,866,790)	(196,368)	150,004					(46,364)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting				5,763			5,763	5,763

Net income						99,434	99,434	99,434

Comprehensive income							105,197

Balance at December 31, 2009	53,789,289	$506,023	$275,592	$102,969	(1)	$(480,130)	$—	$404,454

(1)	At December 31, 2009, our accumulated other comprehensive income is entirely related to cumulative translation adjustments from the application of U.S. dollar reporting.
See the accompanying “Notes to the Consolidated Financial Statements”.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We are a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”) and developing our ophthalmic product candidates.
1. BASIS OF PRESENTATION
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts herein are expressed in U.S. dollars unless otherwise noted.
In June 2009, the FASB issued the Accounting Standards Codification, (“Codification”). The Codification became the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact our financial position or results of operations.
On October 1, 2009, the Eligard® product line was divested as part of the sale of all of the shares of our wholly owned U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Previously, during the third quarter of 2008, we completed the sale of Aczone®, a topical treatment for acne vulgaris, to Allergan Sales, LLC (“Allergan”) pursuant to an asset purchase agreement, and we out-licensed certain Atrigel® rights to Reckitt Benckiser Pharmaceuticals Inc. (“Reckitt”) pursuant to a license agreement and a related asset purchase agreement. In accordance with the accounting standard for discontinued operations, the results of operations related to these dispositions have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.
2. PRINCIPLES OF CONSOLIDATION
These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. The principal subsidiaries included in our consolidated financial statements are QLT Plug Delivery, Inc., QLT Therapeutics, Inc., QLT Ophthalmics, Inc. and QLT USA (sold on October 1, 2009), each of which is incorporated in the state of Delaware in the United States of America. All intercompany transactions have been eliminated.
3. SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, allocation of goodwill to divested businesses, the fair value of the mortgage and note receivable, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.
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
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. We report available-for-sale investments, if any, at fair value and include any unrealized holding gains and losses in shareholders’ equity.
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
Long-lived and Intangible Assets
We depreciate plant and equipment using the straight-line method over their estimated economic lives, which range from three to five years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.
We periodically evaluate our long-lived assets for potential impairment. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. If impairment recognition criteria are met, we charge impairments of the long-lived assets to operations.
In accounting for acquisitions, we allocate the purchase price to the fair value of the acquired tangible and intangible assets, including in-process research and development (“IPR&D”). We generally determine the value of acquired intangible assets and IPR&D using a discounted cash flow model, which requires us to make assumptions and estimates about, among other things: the time and investment that is required to develop products and technologies; our ability to develop and commercialize products before our competitors develop and commercialize products for the same indications; the amount of revenue to be derived from the products; and appropriate discount rates to use in the analysis. Use of different estimates and judgments could yield materially different results in our analysis, and could result in materially different asset values.
Goodwill Impairment
We are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We made assumptions and estimates regarding product development, market conditions and cash flows in determining the valuation of goodwill, all of which relates to our acquisition of Atrix Laboratories, Inc which we renamed QLT USA. During the third quarter of 2009, we performed our annual impairment test, and did not identify any potential impairment as the fair value of our reporting unit exceeded its carrying amount.
The entire amount of goodwill of $23.1 million was included in the disposal of all the shares of QLT USA, and there is no goodwill at December 31, 2009.
Property, Plant and Equipment
Leasehold improvements are depreciated over the expected useful life but in no case longer than the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease imposes a penalty on the Company. Property and equipment are recorded at cost and amortized as follows:

	Method	Years
Office furnishings, fixtures and other	Straight-line	5
Research and commercial manufacturing equipment	Straight-line	3-5
Computer hardware and operating system	Straight-line	3-5

Revenue Recognition
Our net product revenues have been derived from sales of Visudyne. Following the divestment of the Eligard product line as part of our sale of QLT USA, net product revenues from sales of Eligard have been reported as discontinued operations for the current and prior periods.
With respect to Visudyne, under the terms of the PDT Product Development, Manufacturing and Distribution Agreement with Novartis (the “PDT Agreement”), which was amended and restated on October 16, 2009, we are responsible for Visudyne manufacturing and product supply, and through December 31, 2009, Novartis was responsible for marketing and distribution of Visudyne. We utilize contract manufacturers for Visudyne production. Through December 31, 2009, our agreement with Novartis provided that the calculation of total revenue for the sale of Visudyne be composed of three components: (1) an advance on the cost of inventory sold to Novartis, (2) an amount equal to 50% of Novartis’ net proceeds from Visudyne sales to end-customers (determined according to a contractually agreed definition), and (3) the reimbursement of other specified costs incurred and paid for by us. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Under the calculation of revenue noted above, this occurred when Novartis sold Visudyne to its end customers. On January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis continues to market and sell Visudyne outside the U.S. and will pay us a royalty on net sales of the product. Commencing January 1, 2010, we will be recording net product revenue on sales in the U.S., and royalties from Novartis on sales outside the U.S. Our revenue from Visudyne will fluctuate depending on our and Novartis’ ability to market and distribute Visudyne.
Through December 31, 2009, we did not offer rebates or discounts in the normal course of business and did not experience any material product returns; accordingly, we did not provide an allowance for rebates, discounts and returns.
Discontinued Operations
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our wholly- owned U.S. subsidiary, QLT USA. Previously, under the terms of the license agreements with QLT USA’s commercial licensees, we were responsible for Eligard manufacturing and supply and received from our commercial licensees an agreed upon sales price upon shipment to them. We also earned royalties from certain commercial licensees based upon their sales of Eligard products to end customers, which were included in royalty revenue. We recognized net product revenue from Eligard product sales upon the existence of persuasive evidence of an arrangement, upon product shipment and title transfer to our commercial licensees, upon reasonable assurance of collectibility, and upon the price being fixed or determinable. Under this calculation of revenue, we recognized net product revenue from Eligard at the time of shipment to our commercial licensees.
Royalties from Eligard have been reported as discontinued operations for the current and prior periods. Previously, we recognized royalties from Eligard when product was shipped by certain of our commercial licensees to end customers based on royalty rates specified in our agreements with them. Generally, royalties were based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by our commercial licensees.
Inventory and Cost of Sales
Following the divestment of the Eligard product line as part of our sale of QLT USA, cost of sales related to Eligard have been reported as discontinued operations for the current and prior periods. Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne, royalty expense on Visudyne sales and ongoing damages related to the MEEI judgment, are charged against earnings in the period that Novartis sells to end customers.

Losses on manufacturing purchase commitments are immediately charged to cost of sales. We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to manufacturing and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system, and eventually to cost of sales as the related products were sold to our commercial licensees or, in the case of Visudyne, through December 31, 2009, by Novartis to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion. The provision is calculated at each stage of the manufacturing process. Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded based on forecasted future demand and market conditions.
Discontinued Operations
Cost of sales related to the production of various Eligard products were charged against earnings in the period of the related product sale to our commercial licensees.
Stock-Based Compensation
On January 1, 2006, we adopted SFAS 123 Revised, Share-Based Payment, which was later superceded by the FASB codification and included in ASC topic 718, using the modified prospective method. ASC topic 718 requires stock-based compensation to be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date.
For the current period and prior periods, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure was in effect for expense recognition purposes, adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.
The company has a Directors’ Deferred Share Unit Plan (“DDSU Plan”) for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of their equity-based compensation in the form of deferred share units (“DSUs”), each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the trading day immediately prior to the Board approval of the grant. A vested DSU is convertible into cash only (no share is issued), and is automatically converted after the non-employee director ceases to be a member of the Board unless the director is removed from the Board for just cause. The DSUs vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. The value of a vested DSU, when converted to cash, is equivalent to the closing price of a QLT common share on the date the conversion takes place. The obligations for future settlement of DSUs are accrued as compensation expense as the DSUs vest and each reporting period obligations are revalued for changes in the market value of QLT’s common shares.
Research and Development
Research and development costs including acquired in-process research and development are expensed as incurred. These costs generally consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as rent, facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Patent application, filing and defense costs are expensed as incurred. Research and development costs also include funding provided to third parties for joint research and development programs.
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

Derivative Financial Instruments
Periodically, we enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net earnings and cash flows. The foreign exchange contracts are not designated as hedging instruments, and as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. There were no foreign exchange contracts outstanding at December 31, 2009.
Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of the carrying value or the estimated fair value. We cease to record depreciation or amortization expense at that time.
The results of operations, including the gain on disposal for businesses classified as held for sale are excluded from continuing operations and reported as discontinued operations for the current and prior periods. We do not expect any continuing involvement with these businesses following their sales.
Contingent Consideration
Contingent consideration arising from the sale of QLT USA is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations.
Contingencies Related to Legal Proceedings
We record a liability in the consolidated financial statements for actions when a loss is known or considered probable and the amount can be reasonably estimated. If the loss is not probable or a range cannot reasonably be estimated, no liability is recorded in the consolidated financial statements. Details of our legal proceedings are described in Note 22 — Contingencies.
Net Income (Loss)Per Common Share
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in accordance with the treasury stock method and “if converted” method, as applicable, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options, and convertible debt. In addition, the related interest and amortization of deferred financing fees on convertible debt (net of tax), when dilutive, are added back to income, since these would not be paid or incurred if the convertible senior notes were converted into common shares.

The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except per share data)	2009	2008	2007
Numerator:
Loss from continuing operations	$(36,220)	$(9,247)	$(125,537)
Income from discontinued operations, net of income taxes	135,654	144,138	15,540

Net income (loss)	$99,434	$134,891	$(109,997)
Effect of dilutive securities:
Convertible senior notes — interest expense	—	—	—

Adjusted income (loss)	$99,434	$134,891	$(109,997)

Denominator: (thousands)
Weighted average common shares outstanding	56,194	74,620	74,925
Effect of dilutive securities:
Stock options	56	—	—

Diluted weighted average common shares outstanding	56,250	74,620	74,925

Basic net income (loss) per common share:
Continuing operations	$(0.64)	$(0.12)	$(1.68)
Discontinued operations	2.41	1.93	0.21

Net income (loss)	$1.77	$1.81	$(1.47)

Diluted net income (loss) per common share:
Continuing operations	$(0.64)	$(0.12)	$(1.68)
Discontinued operations	2.41	1.93	0.21

Net income (loss)	$1.77	$1.81	$(1.47)

Excluded from the calculation of diluted net income per common share for the year ended December 31, 2009 were 4,833,050 shares (in 2008 — 5,341,694 shares, in 2007 — 5,645,755 shares) related to stock options because their effect was anti-dilutive. On September 15, 2008, we completed the redemption of all $172.5 million outstanding principal amount of our 3% convertible senior notes due 2023. For the year ended December 31, 2008, 6,851,234 shares related to the conversion of the convertible senior notes were excluded because their effect was anti-dilutive. For the year ended December 31, 2007, 9,692,637 shares related to the conversion of the convertible senior notes were also excluded because their effect was anti-dilutive.
Subsequent Events
We have evaluated subsequent events through the report issuance date, March 10, 2010, for items that should be recognized or disclosed in these financial statements.
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
Recently Adopted Accounting Standards
In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”) which was later superseded by the FASB codification and included in ASC topic 805. Effective January 1, 2009, we adopted the newly issued accounting standard for business combinations. This standard retains the purchase method of accounting for acquisitions but made a number of changes including the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. Due to the fact that this guidance is applicable to acquisitions completed after January 1, 2009 and we did not have any business combinations in 2009, the adoption did not impact our financial position or results of operations. The standard also amended accounting for uncertainty in income taxes as required by the Income Tax Topic of the Codification. Previously, accounting standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new standard does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether or not the business combination was accounted for under this guidance, will be recognized in current period income tax expense. The adoption of the amendment to the income tax topic did not have a material impact on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”) which was later superseded by the FASB codification and included in ASC subtopic 810-10. Effective January 1, 2009, we adopted the newly issued accounting standard for noncontrolling interests. This standard requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity, to clearly present the consolidated net income attributable to the parent and the noncontrolling interest on the face of the consolidated statement of income, and to account for transactions between an entity and noncontrolling interests as equity transactions. Additionally, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
In February 2008, the FASB issued FASB FSP 157-2, Effective Date of FASB Statement No. 157, (“SFAS 157”) which was later superseded by the FASB codification and included in ASC topic 820. Effective January 1, 2009, we adopted the newly issued accounting standard for fair value measurements and disclosures with respect to non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial long-lived assets measured at fair value for an impairment assessment. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. See Note 19 — Financial Instruments and Concentration of Credit Risk.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS 133 (“SFAS 161”), which was later superseded by the FASB codification and included in ASC topic 815. Effective January 1, 2009, we adopted the newly issued accounting standard for disclosures about derivative instruments and hedging activities. Under this standard, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under the accounting standard for derivative instruments and hedging activities; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Since this standard requires only additional disclosures concerning derivatives and hedging activities, adoption did not affect our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“FSP FAS 157-4”), which was later superseded by the FASB codification and included in ASC topic 820. Effective April 1, 2009, we adopted the newly issued accounting standard for determining whether a market is not active and a transaction is not distressed. This standard provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), FAS 124-2, and EITF 99-20-2, which were later superseded by the FASB codification and included in ASC topic 320. Effective April 1, 2009, we adopted the newly issued accounting standards for recognition and presentation of other-than-temporary impairments. These standards provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicate when an other-than-temporary impairment event has occurred. These accounting standards apply to debt securities. The adoption of these standards did not have a material impact on our financial condition, results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”) and APB 28-1, which were later superseded by the FASB codification and included in ASC topic 825. Effective April 1, 2009, we adopted the newly issued accounting standard for interim disclosures about fair value of financial instruments. This standard requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”) which was later superseded by the FASB codification and included in ASC topic 105. Effective July 1, 2009, we adopted the newly issued accounting standard related to the hierarchy of generally accepted accounting principles. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This ASU amends ASC 855 (formerly Statement 165) to exempt SEC filers from disclosing the date through which subsequent events have been evaluated. Previously, ASC 855 established general standards to account for and disclose events that occur after the balance sheet date but before issuance of or availability for issuance of financial statements. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
4. ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	2009	2008

Visudyne	$9,293	$11,056
Trade and other	172	95

	$9,465	$11,151

Accounts receivable — Visudyne represents amounts due from Novartis and consists of our 50% share of Novartis’ net proceeds from Visudyne sales, amounts due from the sale of bulk Visudyne to Novartis and reimbursement of specified royalty and other costs.

5. INVENTORIES

(In thousands of U.S. dollars)	2009	2008

Raw materials and supplies	$231	$49
Work-in-process	29,782	26,629
Finished goods	—	—
Provision for excess inventory	(11,560)	(2,471)
Provision for non-completion of inventory	(2,185)	(1,874)

	$16,268	$22,333

Long-term inventory	(13,394)	(19,170)

Current inventory	$2,874	$3,163

We review our inventory quantities against our forecast of future demand and market conditions and if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.6 million, all of which was applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand.
We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the year ended December 31, 2009, there were no charges against the provision for non-completion of inventory as a result of batch failures.
We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors (See Note 10 — Long-Term Inventories and Other Assets.)
6. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	2009	2008

Inventory in transit held by Novartis	$5,030	$5,555
Foreign exchange contracts	—	3,542
Prepaid expenses and other	1,022	1,377

	$6,052	$10,474

Inventory in transit comprises finished goods that have been shipped to and are held by Novartis. Under the terms of the PDT Agreement, upon delivery of inventory to Novartis, we are entitled to an advance equal to our cost of inventory. The inventory is also included in deferred revenue at cost, and will be recognized as revenue in the period of the related product sale and delivery by Novartis to third parties, where collection is reasonably assured. Effective January 1, 2010, under the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement, deferred revenue related to inventory shipped to Novartis for sales outside the U.S. will be recognized as revenue.

7. PROPERTY, PLANT AND EQUIPMENT

	2009
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Leasehold improvements	$244	$58	$186
Office furnishings, fixtures, and other	351	40	311
Research equipment	1,710	945	765
Commercial manufacturing equipment	3,048	2,872	176
Computer hardware and operating system	12,359	11,200	1,159

	$17,712	$15,115	$2,597

	2008
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Leasehold improvement	$169	$11	$158
Office furnishings, fixtures, and other	38	24	14
Research equipment	1,124	666	458
Commercial manufacturing equipment	3,499	2,852	647
Computer hardware and operating system	10,748	8,912	1,836

	$15,578	$12,465	$3,113

8. ACQUISITIONS AND DIVESTITURES
Acquisition of OT-730
On December 30, 2009, we acquired intellectual property related to QLT091568 (formerly OT-730), including patent applications and other intellectual property, FDA filings, data, and inventory, from privately-held Othera Pharmaceuticals, Inc. and its wholly-owned subsidiary, Othera Holding, Inc. for a one-time cash payment of $7.5 million. The purchase of QLT091568 does not qualify as a business in accordance with ASC 805. QLT091568, a type of beta blocker under investigation for the treatment of glaucoma, has not reached technological feasibility and has no alternative future use. Accordingly, we allocated the aggregate consideration of $7.5 million to IPR&D and charged the amount to expense.
Acquisition of ForSight Newco II
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

$42,338

The IPR&D related to the proprietary ocular punctal plug drug delivery system. As of the acquisition date, the punctal plug drug delivery system had not reached technological feasibility and required substantial amount of time and costs to complete. Prior to commercialization, approvals by the U.S. FDA and other regulatory agencies are still required. Accordingly, we allocated to IPR&D and charged to expense $42.9 million representing the portion of the purchase price attributable to the punctal plug drug delivery system.
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
Sale of QLT USA
On October 1, 2009, we divested our Eligard product line as part of the sale of all of the shares of QLT USA to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million, plus cash on hand of $118.3 million (See Note 17 – Discontinued Operations and Assets Held for Sale).
Sale of Aczone and out-license of certain Atrigel rights
During the third quarter of 2008 through QLT USA, we completed the sale of Aczone, a topical treatment for acne vulgaris, to Allergan pursuant to an asset purchase agreement, and we out-licensed certain Atrigel rights to Reckitt pursuant to a license agreement and a related asset purchase agreement (See Note 17 – Discontinued Operations and Assets held for Sale).
Sale of Land and Building
On August 29, 2008, we completed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks for CAD$65.5 million. In conjunction with the sale, we entered into a five-year lease with Discovery Parks for approximately 30% of the facility and provided a two-year, 6.5% interest-only, second mortgage in the amount of CAD$12.0 million.
All of the gain on the sale of our land and building was recorded in the three months ended September 30, 2008. We relinquished the right to substantially all of the property sold, leasing back a minor portion, and the sale and leaseback were treated as separate transactions based on their respective terms. Primarily as a result of the sale, certain equipment is no longer used in operations, resulting in impairment losses of $3.1 million which have been included in the net gain on sale of long-lived assets. The two-year, 6.5% interest-only, second mortgage in the amount of CAD$12.0 million is recorded as a mortgage receivable and is carried at amortized cost.

9. GOODWILL AND INTANGIBLE ASSETS
As discussed in Note 3 — Significant Accounting Policies, we are required to perform impairment tests annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We look for the existence of facts and circumstances, either internal or external, which indicate that the carrying value of goodwill may not be recovered. We did not identify any potential impairment of goodwill during 2009 and 2008 as the fair value of our reporting unit exceeded its carrying amount.
During 2009, we allocated the remaining goodwill of $23.1 million to the disposition of QLT USA. During 2008, we allocated $27.8 million of goodwill to the sale of Aczone, and $4.6 million of goodwill to the out-license of certain Atrigel rights and related sale of equipment, based on the relative fair values of the divested businesses in relation to the business remaining within the reporting unit.

(In thousands of U.S. dollars)	Goodwill
Cost	$409,586
Accumulated impairment losses	(305,628)
Reduction in valuation allowance against deferred tax assets*	(3,738)
Allocation to cost of business disposals	(5,317)
Balance as of December 31, 2007	$94,903

Reduction in valuation allowance against deferred tax assets*	(39,354)

Allocation to cost of business dispositions — discontinued operations (sale of Aczone, out-license of certain Atrigel rights and related sale of Atrigel equipment)	(32,404)

Balance as of December 31, 2008	$23,145
Allocation to cost of business disposition — discontinued operations (sale of QLT USA)	(23,145)

Balance as of December 31, 2009	$—

*
We reduced our valuation allowance relating to various tax assets (including tax loss carryforwards and research and development credit carryforwards) that were acquired upon the acquisition of Atrix Laboratories, Inc. in 2004. (See Note 16 — Income Taxes.)

10. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	2009	2008

Inventory, net of provisions	$13,394	$19,170
Other	1,531	1,629

	$14,925	$20,799

11. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	2009	2008
Litigation charge — MEEI judgment (Note 22)	$—	$125,119
Royalties	508	713
Ongoing damages — MEEI judgment (Note 22)	765	—
Compensation	3,715	3,218
Interest	10	418
Other	576	5

	$5,574	$129,473

12. FOREIGN EXCHANGE FACILITY
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. It allows us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum of $70.0 million. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At December 31, 2009, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.
13. SHARE CAPITAL
(a)	Authorized Shares

There were no changes to the authorized share capital of QLT during the three-year period ended December 31, 2009.

(b)	Share Buy-Back Program

On June 4, 2007, our Board of Directors announced a share buy-back program pursuant to which we had the right to purchase up to $50.0 million of our outstanding common shares or up to 5.7 million common shares over a 12-month period commencing on June 11, 2007. The share purchases were to be made as a normal course issuer bid. All purchases were to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with all regulatory requirements. Cumulative purchases under this program between June 11, 2007 and June 10, 2008 were 750,000 shares at an average price of $7.82, for a total cost of $5.9 million.

On December 1, 2008, we announced our decision to proceed with a modified Dutch Auction tender offer to purchase a number of shares of our common stock not to exceed an aggregate purchase price of $50.0 million. Under this Dutch Auction tender offer, shareholders were invited to tender all or a portion of their shares at a price per share that was not less than $2.20 and not greater than $2.50. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest price per share within the range that allowed us to buy $50.0 million of shares properly tendered. The tender offer commenced on December 31, 2008 and expired on January 26, 2009. As a result of this tender offer, we accepted for purchase and cancellation 20 million common shares at a price of $2.50 per share, totalling $50.0 million. These shares represented approximately 26.8% of the shares outstanding as of January 26, 2009.

On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2.7 million of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Cumulative purchases under this program during 2009 were 866,790 shares at an average price of $4.59, for a total cost of $4.0 million.

(c)	Stock Options

We currently maintain one equity compensation plan, the QLT 2000 Incentive Stock Option Plan (“QLT Plan”), which provides for the issuance of common shares to directors, officers, employees and consultants of QLT and its affiliates. The QLT Plan was amended and restated with shareholder approval effective May 5, 2009. The principal terms of the QLT Plan are detailed below.

In the year ended December 31, 2009, there were also options outstanding under the Atrix 2000 Stock Incentive Plan (“Atrix Plan”) that had been granted to employees of our U.S. subsidiary, QLT USA, to purchase common shares of QLT Inc. On October 1, 2009, we sold all of the shares of QLT USA to Tolmar, and all outstanding stock options issued under the Atrix Plan were subsequently exercised or terminated. As of January 18, 2010, the Atrix Plan and all previously existing equity compensation plans of QLT are expired and no options previously granted under these plans remain outstanding. No financial assistance is provided by us to the participants under any equity compensation plan to facilitate the exercise of options.

Below is a summary of the principal terms of the QLT Plan:

QLT 2000 Incentive Stock Option Plan (Amended and Restated on May 5, 2009)

Share Reserve. We have reserved an aggregate of 7.8 million common shares for issuance under the QLT Plan. Common shares with respect to options that are not exercised in full will be available for grant under subsequent options under the plan. In addition, the number of common shares reserved for issuance to any one person shall not, in the aggregate, exceed five percent of the issued and outstanding common shares (on a non-diluted basis). The Compensation Committee will not grant options to a director who is not an employee or executive of QLT where such grant will result in such director being awarded options with an aggregate grant value in excess of CAD $100,000 in any one year. At December 31, 2009, options to purchase an aggregate total of 5.8 million common shares were outstanding under the QLT Plan and exercisable in the future at prices ranging between CAD $2.44 and CAD $20.75 per common share.

Administration. The Compensation Committee administers the QLT Plan.

Eligibility. The directors, officers, employees and consultants of QLT or our affiliated companies, who are or will be, in the opinion of the Compensation Committee, important for our growth and success and whose participation in the QLT Plan will, in the opinion of the Compensation Committee, accomplish the purposes of the QLT Plan, are eligible to participate in the QLT Plan.

Grant and Exercise of Options. Subject to the terms of the QLT Plan, the Compensation Committee may grant to any eligible person one or more options as it deems appropriate. The Compensation Committee may also impose such limitations or conditions on the exercise or vesting of any option as it deems appropriate.

An option will expire automatically on the earlier of (i) the date on which such option is exercised in respect of all of the common shares that may be purchased under the QLT Plan, and (ii) the date fixed by the Compensation Committee as the expiry date of such option, which date will not be more than five years from the date of grant. Options that would otherwise expire during “black out” periods established by QLT will not expire until the tenth business day after the earlier of the end of such black out period or, provided the black out period has ended, the expiry date.

Early termination of stock options in the event of termination of service, death or disability are subject to the specific terms of each applicable option agreement.

Exercise Price. The exercise price of options granted will be determined by the Compensation Committee, but will in no event be less than the fair market value of our common shares immediately preceding the grant. As such, the exercise price for options granted is the closing price on the Toronto Stock Exchange immediately preceding the grant.

Vesting. Vesting of options occurs monthly over 36 months, subject to such altered vesting schedules as the Compensation Committee or our Board may determine. For senior managers, executive officers and directors and excluding some situations of retirement and service periods over 20 years, 50% of any unvested options vest on the termination of employment without cause, and 100% of unvested options vest on the occurrence of a change of control.

Transferability. No option may be transferred or assigned except by will or by operation of the laws of devolution or distribution and descent or pursuant to a qualified domestic relations order, as defined by the U.S. Internal Revenue Code of 1986 and may be exercised only by an optionee during his or her lifetime.

Amendments or Termination. The QLT Plan will terminate on March 1, 2019 or such earlier date as the Compensation Committee determines. The Compensation Committee has the right at any time to suspend or terminate the QLT Plan. The QLT Plan explicitly specifies: (i) the type of amendments that can be made to the QLT Plan by the Compensation Committee without the approval of the shareholders, and (ii) the type of amendments that the Compensation Committee may not make to the QLT Plan or any specific option grant without shareholder or applicable optionee, as the case may be, approval.
Stock option activity with respect to our QLT Plan is presented below. (Our 1998 Incentive Stock Option Plan is included, however no securities remain available for issuance or outstanding relating to this plan):

			Weighted-Average
		Weighted Average	Remaining Contractual
(In Canadian dollars)	Number of Options	Exercise Price	Term (Years)

Outstanding at December 31, 2006	4,066,022	$13.87

Granted	1,398,096	8.38
Exercised	(30,632)	8.37
Forfeited and expired	(1,080,114)	16.40

Outstanding at December 31, 2007	4,353,372	$11.52

Granted	2,304,250	3.73
Exercised	—	—
Forfeited and expired	(1,571,135)	11.66

Outstanding at December 31, 2008	5,086,487	$7.95

Granted	1,338,500	2.85
Exercised	(16,197)	3.35
Forfeited and expired	(581,978)	17.49

Outstanding at December 31, 2009	5,826,812	5.84	2.83

Exercisable at December 31, 2009	3,639,411	7.18	2.21

Stock option activity with respect to all other option plans of the Company are presented below:

			Weighted-Average
		Weighted Average	Remaining Contractual
(In U.S. dollars)	Number of Options	Exercise Price	Term (Years)

Outstanding at December 31, 2006	3,000,156	$12.31

Granted	211,235	7.07
Exercised	(150,716)	6.89
Forfeited and expired	(1,768,292)	12.76

Outstanding at December 31, 2007	1,292,383	$11.46

Granted	97,250	3.78
Exercised	—	—
Forfeited and expired	(1,134,426)	11.24

Outstanding at December 31, 2008	255,207	$9.52

Granted	—	—
Exercised	(19,554)	3.78
Forfeited and expired	(157,182)	10.94

Outstanding at December 31, 2009	78,471	$8.13	0.05

Exercisable at December 31, 2009	78,471	8.13	0.05
As of December 31, 2009, the number of options issued and outstanding under all plans was 11% of the issued and outstanding common shares.
We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions:

	2009	2008	2007
Annualized volatility	53.8%	42.1%	37.0%
Risk-free interest rate	1.8%	2.9%	4.4%
Expected life (years)	3.6	3.9	3.3
Dividends	0.0	0.0	0.0
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
The weighted average grant date fair value of stock options granted during the twelve months ended December 31, 2009 was CAD $1.18, whereas the grant date fair value of stock options granted in the twelve months ended December 31, 2008 was CAD $1.34 and U.S. $1.35. The grant date fair value of stock options granted in the twelve months ended December 31, 2007 was CAD $2.65 and U.S. $2.24. The total intrinsic value of stock options exercised during the year ended December 31, 2009 was negligible. There were no exercises in 2008. The total intrinsic value of stock options exercised in 2007 was $0.3 million. The aggregate intrinsic value of options outstanding is CAD $6.2 million, whereas the aggregate intrinsic value of options exercisable is CAD $2.2 million.
At December 31, 2009, total unrecognized compensation cost related to non-vested stock options granted prior to that date was $2.7 million, which is expected to be recognized over 36 months with a weighted-average period of 1.8 years. We received cash from the exercise of stock options for the years ended December 31, 2009, 2008 and 2007 of $0.1 million, nil and $1.3 million, respectively. Upon option exercise, we issue new shares of stock. The total share-based compensation cost of stock options capitalized as part of inventory for the year ended December 31, 2009 was $0.1 million. For each of the years ended December 31, 2008 and 2007 the total share-based compensation cost of stock options capitalized as part of inventory was $0.2 million.

The impact on our results of operations of recording stock-based compensation for the years ended December 31, 2009, 2008, and 2007 were as follows:

(In thousands of U.S. dollars, except share information)	2009	2008	2007
Cost of sales	$31	$17	$31
Research and development	939	991	1,916
Selling, general and administrative	1,208	1,564	1,129
Restructuring	—	540	40
Discontinued operations	(17)	279	386

Share based compensation expense before income taxes	2,161	3,391	3,502
Related income tax benefits	(48)	(88)	(152)

Share based compensation, net of income taxes	$2,113	$3,303	$3,350

14. NET PRODUCT REVENUE
Net product revenue was determined as follows:

(In thousands of U.S. dollars)	2009	2008	2007

Visudyne sales by Novartis	$105,657	$141,865	$214,857
Less: Marketing and distribution costs	(34,346)	(62,213)	(103,903)
Less: Inventory costs	(6,031)	(11,153)	(17,508)
Less: Royalties to third parties	(2,276)	(3,040)	(4,546)

	$63,004	$65,459	$88,900

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$31,502	$32,730	$44,450
Add: Advance on inventory costs from Novartis	5,608	7,142	11,332
Add: Royalties reimbursed to QLT	2,272	3,090	4,516
Add: Other costs reimbursed to QLT	2,724	5,350	7,448

Revenue from Visudyne sales	$42,106	$48,312	$67,746

For the year ended December 31, 2009, approximately 29% (2008 – 26%, 2007 – 18%) of total Visudyne sales were in the United States, 28% (2008 — 32%, 2007 — 49%) in Europe and 43% (2008 — 42%, 2007 - 34%) in other markets worldwide.
15. RESTRUCTURING CHARGE
In January 2008, we restructured our operations in order to concentrate our resources on our Visudyne product and certain clinical development programs. We provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $9.5 million of restructuring charges during the year ended December 31, 2008. We have completed all activities associated with this restructuring.

The details of our restructuring accrual and activity are as follows:

	Employee		Contract
	Termination	Asset	Termination
(In thousands of U. S. dollars)	costs(1)	Write-downs	costs	Total

Balance at December 31, 2007(2)	$119	$—	$—	$119
Restructuring charge	7,639	1,539	339	9,517
Foreign exchange	(132)	—	—	(132)
Cash payments	(6,772)	—	(339)	(7,111)
Non-cash portion	(540)	(1,539)	—	(2,079)

Balance at December 31, 2008	$314	$—	$—	$314
Restructuring adjustment	(263)	—	—	(263)
Foreign exchange	13	—	—	13
Cash payments	(64)	—	—	(64)
Non-cash portion	—	—	—	—

Balance at December 31, 2009	$—	$—	$—	$—

(1)	Costs include severance, termination benefits, and outplacement support. Non-cash portion of employee termination costs relates to stock-based compensation.

(2)	Opening balance represents remaining balance from previous restructurings.
16. INCOME TAXES
Recovery of (provision for) income taxes
Income (loss) before income taxes and discontinued operations was as follows:

(In thousands of U.S. dollars)	2009	2008	2007
Canada	$(15,624)	$9,601	$(122,644)
United States and other	(25,913)	(17,045)	(43,297)

Loss before income taxes and discontinued operations	$(41,537)	$(7,444)	$(165,941)

The components of the recovery of (provision for) income taxes were as follows:

(In thousands of U.S. dollars)	2009	2008	2007
Canada	$5,156	$(2,058)	$40,518
United States and other	161	255	(114)

Recovery of (provision for) income taxes	$5,317	$(1,803)	$40,404

(In thousands of U.S. dollars)	2009	2008	2007
Current income taxes	$(10)	$(2,187)	$41,275
Deferred income taxes	5,327	384	(871)

Recovery of (provision for) income taxes	$5,317	$(1,803)	$40,404

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax income consisted of the following:

(In thousands of U.S. dollars)	2009	2008	2007
Loss before income taxes and discontinued operations	$(41,537)	$(7,444)	$(165,941)
Canadian statutory tax rates	30.00%	31.00%	34.12%

Expected income tax recovery	$12,461	$2,308	$56,619
Purchased in-process research and development	(452)	—	(17,074)
Net increase in valuation allowance	(11,179)	(6,667)	(633)
Non-taxable portion of capital gains	849	1,694	—
Tax recovery (cost) of undistributed earnings of affiliates	1,613	(1,613)	—
Foreign tax rate differences	2,537	1,516	2,528
Investment tax credits	1,626	963	2,532
Prior year tax rate differences in loss carryback years	(92)	—	(2,328)
Stock options	(547)	(876)	(1,129)
Future tax rate reductions	(1,385)	—	(519)
Other	(114)	872	408

Recovery of (provision for) income taxes	$5,317	$(1,803)	$40,404

Deferred tax assets and liabilities
The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

(In thousands of U.S. dollars)	2009	2008
Deferred tax assets
Net operating loss carryforwards	$20,200	$9,114
Contingent consideration	5,386	—
Research & development tax credit carryforwards	3,504	3,308
Capital loss carryforwards	40,004	—
Depreciable and amortizable assets	4,182	3,365
Provision for excess and non-completion of inventory	3,436	1,129
Other temporary differences	1,084	559

Total gross deferred income tax assets	$77,796	$17,475
Less: valuation allowance	(58,669)	(9,843)

Total deferred income tax assets	$19,127	$7,632
Less: current portion	(5,608)	(403)

Net long-term portion of deferred income tax assets	$13,519	$7,229

Deferred tax liabilities
Tax cost of undistributed earnings	—	$(1,619)
Capital gains reserve	(199)	(471)

Total deferred income tax liabilities	$(199)	$(2,090)

Net deferred income tax assets	$18,928	$5,542

During 2009, a capital loss was realized on the disposition of our shares of our subsidiary, QLT USA. As a result of the utilization of capital loss carryforwards being restricted and limited to offsetting capital gains and since insufficient evidence exists to support our future realization of enough capital gains to utilize all such capital losses, a valuation allowance has been applied accordingly. This was the primary reason for the significant valuation allowance increase in 2009.
At December 31, 2009, a valuation allowance continues to be applied to certain of our loss carryforwards and research and development credit carryforwards in recognition of the uncertainty that such tax benefits will be realized. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may be limitations on the utilization of our accumulated net operating losses and federal and state tax credit carryforwards as a result of changes in control that have occurred.
At December 31, 2009, we had approximately $51.9 million of total operating loss carryforwards with approximately $3.1 million relating to our Canadian operations and $48.8 million relating to our U.S. subsidiaries. The loss carryforwards expire at various dates through 2029. We also had approximately $3.5 million of research and development credits available for carryforward of which approximately $0.3 million were generated by our U.S. subsidiaries. The research and development credit carryforwards expire at various dates through 2029. We also had approximately $300.9 million of capital loss carryforwards which carryforward indefinitely. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities.

The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands of U.S. dollars)	2009	2008	2007
Balance as at January 1	$766	$756	$715
Increases related to current year tax positions	365	110	41
Changes in tax positions of a prior period	358	(100)	—
Settlements	—	—	—
Lapse of Statute of Limitations	—	—	—

Balance as at December 31	$1,489	$766	$756

The total amount of unrecognized tax benefits at December 31, 2009 that, if recognized, would affect the effective tax rate is $1.5 million.
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
QLT Inc. and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we believe we are subject to tax. In jurisdictions in which QLT Inc. and its subsidiaries do not believe we are subject to tax and therefore do not file income tax returns, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of QLT Inc. or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that we claim, we are not aware of any material income tax examination currently in progress by any taxing jurisdiction. Our major tax jurisdictions are Canada and the U.S. With few exceptions, QLT Inc. and its subsidiaries should not be subject to Canadian income tax examinations in respect of taxation years before 2005 and U.S. income tax examinations in respect of taxation years before 2006.
17. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008. On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA to Tolmar for up to an aggregate $230.0 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and will receive $10.0 million (“note receivable”) on or before October 1, 2010 and up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and MediGene for the commercial marketing of Eligard in the U.S., Canada, and Europe (beginning with the royalties payable for Eligard sales that occurred in the quarter ended September 30, 2009). We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. We expect to receive the full $200.0 million on a quarterly basis, over the next five to ten years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We do not expect any continuing involvement with this business following its sale. In addition, under the terms of the stock purchase agreement, Tolmar paid QLT an amount equal to the cash that QLT USA had on-hand at closing of $118.3 million.
We recognized a pre-tax gain of $107.4 million related to this transaction. The assets sold include $31.7 million of income tax assets, $14.9 million of accounts receivable, $10.6 million of inventory, $1.3 million of fixed and other assets, and $23.1 million of goodwill. Liabilities of $7.3 million were assumed by Tolmar. See Note 19 — Financial Instruments and Concentration of Credit Risk for further information on fair value of contingent consideration.

The following assets and liabilities were segregated and included in Assets held for sale and Liabilities held for sale, as appropriate, in the Consolidated Balance Sheet as at December 31, 2009 and December 31, 2008, and relate to QLT USA:

	December 31,	December 31,
(In thousands of U.S. dollars)	2009	2008
Assets held for sale
Accounts receivable	$—	$19,944
Income taxes receivable	—	9,098
Inventories	—	8,469
Deferred income tax assets	—	34,509
Property, plant and equipment	—	71
Other	—	672

	$—	$72,763

Liabilities held for sale
Accounts payable	$—	$4,701
Deferred revenue	—	2,938
Uncertain tax position liabilities	—	1,267

	$—	$8,906

Assets related to Aczone were sold by QLT USA in July 2008 for cash consideration of $150.0 million, pursuant to the terms of a purchase agreement executed on June 6, 2008. We recognized a pre-tax gain of $118.2 million related to this transaction. The assets sold included worldwide rights to Aczone, related inventory of $1.4 million and $27.8 million of goodwill allocated in accordance with SFAS 142, which was later superceded by the FASB codification and included in ASC topic 350. Aczone had a nil book value as it was recorded as in-process R&D upon the acquisition of Atrix in 2004.
On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt for its Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with the Eligard products. Under the terms of the license agreement and related asset purchase agreement, QLT USA received an upfront cash payment of $25.0 million and QLT USA may receive potential milestone payments of up to $5.0 million based on the successful development of two Atrigel-formulated products. As part of the transaction, Reckitt acquired 18 employees from QLT USA and assumed the lease for most of its corporate facility located in Fort Collins, Colorado. We recognized a pre-tax gain of $16.7 million related to this transaction. The assets sold include equipment of $2.5 million, $4.6 million of goodwill allocated in accordance with SFAS 142, and a license for certain Atrigel rights with a nil book value.
In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.

Operating results of QLT USA included in discontinued operations are summarized as follows:

	2009
	Nine months
	ended
(In thousands of U.S. dollars)	September 30	2008	2007

Product revenue and other	$28,625	$42,186	$29,797
Royalty revenue	32,148	33,643	30,362

Net revenue	60,773	75,829	60,159

Operating pre-tax income	29,174	21,704	15,212
Other gains	1,828	—	4,000
Gain on sale of discontinued operations	107,363	134,874	—
Pre-tax income	138,365	156,578	19,212

Provision for income taxes(1)	(2,711)	(67,160)	(3,672)
Recovery of income taxes(2)	—	54,720	—

Net income from discontinued operations	$135,654	$144,138	$15,540

(1)
In 2008, the income tax provision relating to the gain on sale of Aczone discontinued operations (before application of loss carryforwards) was $55.2 million. Income tax provision relating to the gain on sale of Atrigel discontinued operations (before application of loss carryforwards) was $8.1 million.

(2)	During year ended December 31, 2008, we released our valuation allowance on substantially all of QLT USA’s tax assets. (See Note 16 — Income Taxes.)
18. CONTINGENT CONSIDERATION
On October 1, 2009, all of the shares of QLT USA were sold to Tolmar for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. The aggregate $230.0 million includes contingent consideration of $200.0 million which represents amounts owed on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with Sanofi and MediGene for the commercial marketing of Eligard until the earlier of QLT receiving the additional $200.0 million or October 1, 2024. Contingent consideration arising on the sale of QLT USA is measured at a fair value of $151.1 million as at December 31, 2009. See Note 19 — Financial Instruments and Concentration of Credit Risk and Note 17 — Discontinued Operations and Assets held for Sale. As at December 31, 2009, we have received $8.4 million of the $200.0 million.
19. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, restricted cash, note receivable, mortgage receivable and forward currency contracts. The note and mortgage payable to us are recorded as receivables and are carried at amortized cost. Our note receivable related to the sale of QLT USA was recorded at fair value using a discount rate of 11%. Based on market information, the book value of our note and mortgage receivables approximates fair value. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following table provides information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Fair Value Measurements at December 31, 2009
	Carrying Value
	December 31,
(In thousands of U.S. dollars)	2009	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$188,114	$188,114	$—	$—
Contingent consideration(1)	—	—	—	151,078

Total	$188,114	$188,114	$—	$151,078

(1)
To estimate the fair value of contingent consideration at December 31, 2009, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 9.5% determined by management after considering all available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share and pricing assumptions based on historical sales data and expected future competition. If the discount rate were to increase by 1%, the contingent consideration would decrease by $3.4 million, from $151.1 million to $147.7 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $3.9 million, from $151.1 million to $147.2 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at December 31, 2008	$—
Transfers to Level 3	156,240
Net settlements	(8,441)
Fair value change in contingent consideration	3,279

Balance at December 31, 2009	$151,078

We purchase goods and services primarily in Canadian dollars and U.S. dollars, and earn most of our revenues in U.S. dollars. Previously, we entered into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future cash flows (in U.S. dollars) other than our intercompany debt. Following the sale of QLT USA, the primary objective of our balance sheet risk management program is to protect the U.S. dollar value of our net monetary assets. Since the Canadian dollar is the functional currency of QLT Inc., our U.S. dollar net monetary assets may generate significant foreign exchange gains/losses. The net gain in respect of such foreign currency contracts for the year ended December 31, 2009 was approximately $3.0 million, which was included in our results of operations. At December 31, 2009, we had no outstanding forward foreign currency contracts. Foreign exchange risk is also managed by satisfying foreign denominated expenditures with cash flows or assets denominated in the same currency.
Other financial instruments that potentially subject us to concentration of credit risk include our cash, cash equivalents, restricted cash, accounts receivable, note receivable, contingent consideration, and mortgage receivable. In order to limit our credit exposure, our policy in regards to cash and cash equivalents is to deposit our cash with high quality financial institutions or invest in investment grade money market instruments. Furthermore, we limit our investment in any particular issuer to a maximum of 5% of our total portfolio unless it is a government issuer, money market fund, or term deposit.
Our contingent consideration, as at December 31, 2009, represents amounts owed on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with Sanofi and MediGene for the commercial marketing of Eligard in the U.S., Canada and Europe until the earlier of QLT receiving the additional $200.0 million or October 1, 2024.
Our accounts receivable, as at December 31, 2009 and 2008, comprised primarily amounts owing from Novartis, see Note 4 — Accounts Receivable. Our accounts receivable included in assets held for sale as at December 31, 2008, comprised approximately 58% owing from MediGene and 32% owing from sanofi-aventis US LLC.

Our note receivable, as at December 31, 2009, represents $10 million owing from Tolmar on or before October 1, 2010, related to the stock purchase agreement for the sale of QLT USA.
Our mortgage receivable, as at December 31, 2009, comprises a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related the sale of our land building to Discovery Parks Holdings Ltd. on August 29, 2008.
20. COMMITMENTS AND GUARANTEES
In conjunction with the sale of our land and building on August 29, 2008, we entered into a five-year operating lease with Discovery Parks for office and laboratory space. We have two options to renew this lease for an additional five years each, at fair market value at the time of each renewal.
Estimated operating lease payments for office space and office equipment payable over the next five years are as follows:

(In thousands of U.S. dollars)
Year ending December 31,
2010	$1,679
2011	1,653
2012	1,586
2013	1,563
2014 and thereafter	—

Total	$6,481

Rent expense amounted to $1.6 million in 2009, $0.5 million in 2008, and a negligible amount in 2007.
In connection with the sale of assets and businesses, we provided indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2009, no amount has been accrued related to indemnities.

21. SEGMENT INFORMATION
We operate in one segment, which is the business of developing, manufacturing, and commercializing therapeutics for human health care. Our chief operating decision makers review our operating results on a company-wide basis and manage our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.
Details of our revenues and property, plant and equipment by geographic segments are as follows:
Revenues(1)

(In thousands of U.S. dollars)	2009	2008	2007

U.S.	$16,394	$16,612	$15,063
Europe	10,960	13,953	35,512
Canada	2,526	4,529	7,105
Japan	8,301	8,746	6,278
Other	3,925	4,472	3,788

	$42,106	$48,312	$67,746

Property, plant and equipment

(In thousands of U.S. dollars)	2009	2008

Canada	$1,977	$2,798
U.S.	620	315

	$2,597	$3,113

(1)	Revenues are attributable to a geographic segment based on the location of the customer. Novartis contributed all of our total revenues in each of the last three years.
22. CONTINGENCIES
From time to time we are involved in legal proceedings arising in the ordinary course of business. There is no litigation currently pending that could have, individually or in the aggregate, a material adverse effect on our financial position and results of operations or cash flows.
The following is a description of a legal action against us that was settled by the parties in the last fiscal quarter of 2009.
Settlement of Litigation with Massachusetts General Hospital
In April 2000, Massachusetts Eye and Ear Infirmary (“MEEI”) filed a civil suit against us in the United States District Court for the District of Massachusetts, or the District Court, seeking, among other things, to establish that MEEI was entitled to compensation for certain inventions relating to the use of Visudyne in the treatment of certain eye diseases including age related macular degeneration (“AMD”) and asserting a number of claims against us, including claims for breach of contract, unjust enrichment, and violation of Massachusetts General Law Chapter 93A, or c. 93A, a consumer protection law which makes “unfair or deceptive acts or practices in the conduct of any trade or commerce” unlawful. In November 2006, a jury returned a verdict in favour of MEEI on its unjust enrichment and c. 93A claims, and on July 18, 2007, the District Court entered a judgment on the c. 93A claim, and ordered us to pay MEEI 3.01% of all past, present and future worldwide Visudyne net sales. The District Court also awarded pre-judgment interest at the Massachusetts statutory rate of 12% on the amounts as they would have become payable from April 24, 2000 and legal fees in an amount of $14.1 million, to which a reduction of $3.0 million previously agreed to by MEEI was applied. We appealed the judgment, but on January 12, 2009 the judgment was affirmed, and on April 23, 2009 an aggregate $127.1 million was paid to MEEI to satisfy the judgment up to that date.

On February 11, 2009, the General Hospital Corporation, doing business as Massachusetts General Hospital (“MGH”), filed a complaint in the Superior Court of the Commonwealth of Massachusetts, or the Superior Court, against QLT Phototherapeutics (Canada), Inc., a prior registered name for QLT. In its complaint, MGH alleged that it entered into a written agreement with us that required us to pay MGH the same amount that we pay MEEI on sales of Visudyne. MGH asserted claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, violation of c. 93A, and sought a declaratory judgment, and MGH sought past, present, and future royalties and other compensation based on the same 3.01% of worldwide Visudyne net sales awarded to MEEI, money damages and multiple damages in an amount to be proved at trial, pre-judgment interest, costs and attorneys’ fees, as well as any other and further relief that the court deemed just and proper. The MGH License Agreement provided for a 0.5% royalty payable to MGH based on Visudyne sales in the U.S. and Canada, and was subject to a most-favored-nations provision which would have required us to adjust the royalty rate upward had we entered into a license agreement with MEEI for the same rights at a higher rate.
We removed the case from the Superior Court to the District Court on March 11, 2009 and filed a Motion to Dismiss the case on March 17, 2009. MGH filed a Motion to Remand the case back to state court, and filed an opposition to our Motion to Dismiss. The District Court held a hearing on both of these issues on May 21, 2009, denied MGH’s motion to remand, and granted our motion to dismiss all of the claims filed by MGH except the claim made under c. 93A.
On November 24, 2009 the action was settled by the parties pursuant to a settlement agreement and amendment to license agreement, under which we paid MGH an aggregate $20.0 million, constituting payment in full for all past and future royalty obligations under the MGH License Agreement and the license is now fully paid up. The payment was also in satisfaction and settlement of any obligations we had, may have, or may have had in connection with the subject matter of the lawsuit, the license agreement (other than terms of the license agreement not affected by the settlement), certain related patent rights and sales of Visudyne anywhere in the world. Pursuant to the settlement, the action was dismissed with prejudice on December 1, 2009.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified and in accordance with the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.
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
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
Deloitte & Touche LLP, the independent registered chartered accountants that audited our December 31, 2009 consolidated annual financial statements, has issued an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of QLT Inc.
We have audited the internal control over financial reporting of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 10, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 10, 2010

Item 9B. OTHER INFORMATION
None
PART III
The Information required by Items 10 through 14 of Part III of this Report are incorporated by reference from the proxy statement for use in connection with the Company’s Annual Meeting of Shareholders to be held on May 20, 2010.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required for this Item is incorporated by reference from the information set forth under the headings “Director Nomination Process,” “Audited Consolidated Financial Statements and Additional Information,” “Audit and Risk Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Code of Ethics and Code of Exemplary Conduct,” “Election of Directors” and “Information Concerning Board Committees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2010.
We have a code of ethics and code of exemplary conduct for senior financial officers that applies to our principal executive officer, all senior financial managers, including the principal financial and accounting officer, our treasurer, controller, internal legal counsel, corporate secretary, and all other company officers.  We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website at www.qltinc.com,  and is incorporated by reference to the information set forth under the heading “Corporate Code of Ethics and Code of Exemplary Conduct” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2010.  Information on our website is not incorporated by reference and does not form a part of this Report. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 101-887 Great Northern Way, Vancouver, B.C, Canada V5T 4T5.
OUR EXECUTIVE OFFICERS
The following table sets forth information about our executive officers as of February 26, 2010. The executive officers listed below serve in their respective capabilities at the discretion of our Board of Directors.

Name	Age	Position
Robert L. Butchofsky	48	President and Chief Executive Officer
Cameron R. Nelson	44	Vice President, Finance and Chief Financial Officer
Linda M. Lupini	50	Senior Vice President, Human Resources and Organizational Development
Alexander R. Lussow	47	Senior Vice President, Commercial Operations and Business Development

Item 11.	EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from the information set forth under the headings “Compensation of Non-Employee Directors,” “Equity-Based Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Executive Compensation Committee,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change-in-Control,” “Option Grants in Last Fiscal Year” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2009:

	(a)		(b)		(c)
					Number of securities
					remaining available for
	Number of securities				future issuance under
	to be issued upon		Weighted average		equity compensation
	exercise of		exercise price of		plans (excluding
	outstanding options,		outstanding options,		securities reflected in
PLAN CATEGORY	warrants and rights		warrants and rights		column (a))

Equity compensation plans approved by security holders (QLT 2000 Incentive Stock Option Plan)	5,826,812	(1)	CAD$	5.84	1,588,173

Equity compensation plans approved by security holders (Atrix 2000 Stock Incentive Plan)	78,471	(2)	USD$	8.13	—	(3)

Total	5,905,283				1,588,173

(1)
The QLT 2000 Incentive Stock Option Plan, as amended and restated effective May 5, 2009, provides for the issuance of common stock to employees, consultants, officers and directors of QLT and its affiliates.

(2)
On October 1, 2009, we sold all of the shares of QLT USA to Tolmar, and all outstanding stock options issued under the 2000 Atrix Performance Stock Option Plan were subsequently exercised or terminated.

(3)
The Atrix 2000 Stock Incentive Plan was only available for issuance of stock options to employees, officers, and directors of QLT USA. Therefore, there are no further shares available for issuance under this plan.

Other information required for this Item is incorporated by reference from the proxy statement for use in connection with the annual meeting of shareholders to be held on May 20, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from the information set forth under the headings “Indebtedness of Directors, Executive Officers and Senior Officers,” “Potential Payments Upon Termination or Change-In-Control,” “Interest of Certain Persons in Material Transactions” and “Information Concerning Board Committees” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 20, 2010.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from the information set forth under the heading “Appointment of Independent Auditors” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 20, 2010.

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
Schedule II — Valuation and Qualifying Accounts for the Years ended December 31, 2009, 2008 and 2007.
Provision for non-completion of inventory
(In thousands of U.S. dollars)

		Additions	Charged /
	Balance at	charged to	(credited) to	Write-offs
	beginning of	costs and	other	and provision	Balance at
Year	year	expenses	accounts(1)	reduction	end of year
2009	$1,874	$—	$311	$—	$2,185
2008	2,292	—	(417)	(1)	1,874
2007	4,016	—	648	(2,372)	2,292

(1)	Foreign currency translation adjustments.
Reserve for inventory obsolescence
(In thousands of U.S. dollars)

		Additions	Charged /
	Balance at	charged to	(credited) to	Write-offs
	beginning of	costs and	other	and provision	Balance at
Year	year	expenses	accounts(1)	reduction	end of year
2009	$2,471	$8,114	975	$—	$11,560
2008	3,020	—	(549)	—	2,471
2007	—	3,074	(54)	—	3,020

(1)	Foreign currency translation adjustments.
Deferred tax asset valuation allowance
(In thousands of U.S. dollars)

		Additions
	Balance at	charged to	Write-offs
	beginning of	costs and	and provision	Balance at
Year	year	expenses	reduction	end of year
2009	$9,843	$48,826	$—	$58,669
2008	3,150	7,261	(568)	9,843
2007	759	3,473	(1,082)	3,150
Exhibits
The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 10, 2010

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

Signatures	Title	Date

/s/ Robert L. Butchofsky Robert L. Butchofsky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2010

/s/ Cameron R. Nelson Cameron R. Nelson	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2010

/s/ C. Boyd Clarke	Chairman of the Board of Directors and Director	March 10, 2010
C. Boyd Clarke

/s/ Bruce L.A. Carter	Director	March 10, 2010
Bruce L.A. Carter

/s/ Peter A. Crossgrove	Director	March 10, 2010
Peter A. Crossgrove

/s/ Kathryn E. Falberg	Director	March 10, 2010
Kathryn E. Falberg

/s/ Ian J. Massey	Director	March 10, 2010
Ian J. Massey

/s/ Joseph L. Turner	Director	March 10, 2010
Joseph L. Turner

/s/ Jack L. Wood	Director	March 10, 2010
Jack L. Wood

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

Exhibit	Description	Location

2.1	Asset Purchase Agreement, dated December 20, 2006, by and among Tolmar, Inc., Dillford Company S.A. and QLT USA, Inc. (1)	Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006.

2.2	Agreement and Plan of Merger by and among QLT Inc, Aspen Acquisition Corp. and Atrix Laboratories, Inc. dated as of June 14, 2004.	Annex A to the Company’s Joint Proxy Statement/Prospectus on Form S-4 dated October 14, 2004.

2.3	Agreement and Plan of Merger dated October 8, 2007, by and among the Company, 3088923, Inc., ForSight Newco II, Inc. and the Stockholders Representatives named therein.(1)	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 2007 and filed with the Commission on October 11, 2007.

2.4	Purchase Agreement, dated as of June 6, 2008, by and between Allergan Sales, LLC and QLT USA, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

2.5	Stock Purchase Agreement dated as of October 1, 2009 between QLT Inc. and TOLMAR Holding, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 1, 2009.

3.0	Articles	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on June 1, 2005.

4.1	Shareholder Rights Plan Agreement, as amended and restated, dated as of April 8, 2005, between QLT Inc. and ComputerShare Trust Company of Canada.	Exhibit 41 to the Company’s Current Report on Form 8-K dated April 8, 2005 and filed with the Commission on April 13, 2005.

4.2	Registration Rights Agreement, as amended and restated, dated as of December 17, 2004 by and between QLT Inc., Elan International Services, Ltd., and Elan Pharmaceutical Investments III, Ltd.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.1	Agreement, dated April 8, 1982, between Dr. Julia Levy, Quadra Logic Technologies Inc. and the University of British Columbia.	Exhibit to the Company’s Registration Statement on Form F-1 (File No. 33-31222) filed with the Commission on September 25, 1989.

10.2	Agreement, dated January 15, 1988, between Dr. David Dolphin, Quadra Logic Technologies Inc. and the University of British Columbia.	Exhibit to the Company’s Annual Report on Form 20-F for the year ended December 31, 1988.

10.3	Royalty Adjustment and Stock Option Agreement dated August 10, 1989, between Quadra Logic Technologies Inc. and Dr. David Dolphin.	Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

10.4	Royalty Agreement, dated December 15, 1987, between Quadra Logic Technologies Inc. and Dr. David Dolphin.	Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

10.5	1998 QLT Incentive Stock Option Plan.	Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit		Description	Location

10.6	*	2000 QLT Incentive Stock Option Plan (as amended in 2002); (formerly numbered 10.70).	Exhibit to the Company’s Registration Statement on Form S-8 filed with the Commission on September 20, 2002.

10.7	*	Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings.	Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8	*	Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau.	Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9		PDT Product Development, Manufacturing and Distribution Agreement, dated July 1, 1994, between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen (now Novartis Pharma AG).	Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.10		BPD-MA Verteporfin Supply Agreement, dated March 12, 1999 between QLT PhotoTherapeutics Inc. and Parkedale Pharmaceuticals, Inc. (1)	Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.11		BPD-MA Presome Supply Agreement, dated February 6, 2008, between QLT PhotoTherapeutics Inc. and Nippon Fine Chemical Co., Ltd. (1)	Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.12		BPD-MA Supply Agreement, dated December 11, 1998, between QLT PhotoTherapeutics Inc. and Raylo Chemicals Limited. (1)	Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.13		License Agreement, dated December 8, 1998, between QLT PhotoTherapeutics Inc. and The General Hospital Corporation. (1)	Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.14		Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated as of July 23, 2001 between Novartis Ophthalmics AG and QLT Inc. (1)	Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.15		Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement entered into July 22, 2003 between Novartis Ophthalmics AG (now a division of Novartis Pharma AG) and QLT Inc.	Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.16		Agreement and Plan of Merger by and among QLT Inc, Aspen Acquisition Corp. and Atrix Laboratories, Inc. dated as of June 14, 2004.	See Exhibit 2.2 above.

10.17		License and Royalty Agreement, dated as of August 8, 2000 between Atrix Laboratories, Inc. and Pfizer Inc.	Exhibit 99.3 to Atrix Laboratories, Inc.’s Current Report on Form 8-K dated August 8, 2000 and filed with the Commission on September 7, 2000.

10.18		Collaboration, Development and Supply Agreement dated as of August 28, 2000 between Atrix Laboratories, Inc. and Sandoz, Inc. (formerly Geneva Pharmaceuticals, Inc.)	Exhibit 10.13 to Atrix Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.19		Collaboration, License and Supply Agreement dated as of December 8, 2000 between Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc. as amended through February 15, 2007. (1)	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit		Description	Location

10.20		Collaboration, License and Supply Agreement, dated as of April 4, 2001, between Atrix Laboratories, Inc. and MediGene as amended through May 17, 2006. (1)	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.21	*	Separation Letter Agreement with Michael J. Doty.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2005 and filed with the Commission on April 21, 2005.

10.22	*	QLT Inc. 2005 Cash Incentive Plan.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 10, 2005 and filed with the Commission on May 16, 2005.

10.23	*	Deferred Share Unit Plan For Non-Employee Directors.	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.24	*	Change Of Control Letter Agreement between QLT Inc. and Cameron Nelson.	Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.25	*	Letter Agreement dated September 23, 2005 between QLT Inc. and Paul J. Hastings.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2005 and filed with the Commission on September 26, 2005.

10.26	*	Employment Agreement dated September 26, 2005 between QLT Inc. and Robert L. Butchofsky.	Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.27	*	Change of control letter agreement dated September 26, 2005 for Robert L. Butchofsky.	Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.28	*	Employment Agreement dated November 8, 2005 between QLT Inc. and Cameron Nelson.	Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.29	*	Consultancy Agreement, dated December 7, 2005, between QLT Inc. and Dr. Mohammad Azab.	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.30	*	Employment Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.31	*	Change of Control Letter Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan.	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.32	*	Form of Stock Option Agreement for stock option grants to senior employees and executive officers.	Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.33	*	Employment Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan.	Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.34	*	Change of Control Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan.	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.35
Settlement, Release and Patent License dated February 9, 2007 by and among Takeda Pharmaceutical Company Limited, Wako Pure Chemical Industries, Ltd., TAP Pharmaceutical Products Inc., Abbott Laboratories, Limited – Laboratories Abbott, Limited, QLT USA, Inc., and Sanofi-Synthelabo, Inc.
Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit		Description	Location

10.36		Eligard Manufacturing and Supply Agreement, dated December 22, 2006, between Tolmar, Inc. and QLT USA, Inc. (1)	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.37		Amended and Restated Contribution Agreement, dated February 9, 2007, between Sanofi-Synthelabo, Inc. and QLT USA, Inc. (1)	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.38		Settlement Agreement dated March 2, 2007, by and between the Company and Massachusetts Eye and Ear Infirmary.(1)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.39		Separation Letter Agreement with Alain Curaudeau.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2008 and filed with the Commission on January 25, 2008.

10.40		Amended and Restated License Agreement, dated December 14, 2007 between QLT Inc. and the University of British Columbia.(1)	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.41	*	2007 Cash Incentive Bonus Plan for Executive Officers.	Item 1.01 of the Company’s Current Report on Form 8-K dated February 27, 2007 and filed with the Commission on March 3, 2007.

10.42	*	2007 Cash Incentive Compensation Structure for Executive Officers.	Item 5.02 of the Company’s Current Report on Form 8-K dated May 17, 2007 and filed with the Commission on May 23, 2007.

10.43	*	2007 Base Salary for Chief Executive Officer.	Item 5.02 of the Company’s Current Report on Form 8-K dated April 16, 2007 and filed with the Commission on April 20, 2007.

10.44		QLT Guarantee dated June 6, 2008.	Exhibit 10.44 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

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
Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit		Description	Location

10.46		License Agreement dated August 25, 2008 by and between QLT USA, Inc. and Reckitt Benckiser Pharmaceuticals Inc. (1)	Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A dated August 25, 2008 and filed with the Commission on September 3, 2008.

10.47		Amendment No. 8 to BPD-MA Presome Supply Agreement dated December 29, 2008 by and between QLT Inc. and Nippon Fine Chemical Co., Ltd. (1)	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.48		Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement dated October 16, 2009 between QLT Inc. and Novartis Pharma AG.	Exhibit the Company’s Current Report on Form 8-K dated October 19, 2009.

10.49	*	2000 QLT Incentive Stock Option Plan (as amended and restated effective May 5, 2009).	Exhibit to the Company’s Registration Statement on Form S-8 filed on October 14, 2009.

11		Statement re: computation of per share earnings.	Filed herewith.

21		Subsidiaries of QLT Inc.	Filed herewith.

23		Consent of Deloitte & Touche LLP.	Filed herewith.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer.	Filed herewith.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer.	Filed herewith.

Notes:

*	Denotes executive compensation plans or arrangements.

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.