Form 10-Q
period 2010-03-31
QLT INC/BC
filed 2010-05-06
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17082
QLT INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 - 887 Great Northern Way, Vancouver, B.C., Canada	V5T 4T5

(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2010, the registrant had 53,571,856 outstanding shares of common stock.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	March 31, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$190,085	$188,114
Accounts receivable	9,270	9,465
Note receivable (Note 12)	9,503	9,259
Current portion of contingent consideration (Note 10)	32,925	33,587
Income taxes receivable	2,132	4,879
Inventories (Note 2)	3,133	2,874
Current portion of deferred income tax assets	7,321	5,608
Mortgage receivable	11,821	11,466
Other (Note 3)	1,762	6,052

	267,952	271,304

Property, plant and equipment	2,905	2,597
Deferred income tax assets	19,876	13,320
Long-term inventories and other assets (Note 4)	15,140	14,925
Contingent consideration (Note 10)	110,309	117,491

	$416,182	$419,637

LIABILITIES
Current liabilities
Accounts payable	$3,764	$3,876
Accrued liabilities (Note 5)	3,581	5,574
Deferred revenue	—	4,244

	7,345	13,694

Uncertain tax position liabilities	1,553	1,489

	8,898	15,183

CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized
500,000,000 common shares without par value 5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares
March 31, 2010 – 53,571,856 shares December 31, 2009 – 53,789,289 shares	503,926	506,023
Additional paid-in capital	277,116	275,592
Accumulated deficit	(476,727)	(480,130)
Accumulated other comprehensive income	102,969	102,969

	407,284	404,454

	$416,182	$419,637

See the accompanying “Notes to the Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars except share and per share information)	2010	2009

Revenues
Net product revenue (Note 8)	$10,470	$11,783
Royalties	3,246	—

	13,716	11,783

Costs and expenses
Cost of sales	6,552	3,351
Research and development	7,347	5,886
Selling, general and administrative	4,851	3,701
Depreciation	311	341
Litigation	—	334
Restructuring charges (recovery)	—	(114)

	19,061	13,499

Operating loss	(5,345)	(1,716)

Investment and other income (expense)
Net foreign exchange gains	641	49
Interest income	482	1,377
Interest expense	—	(1,503)
Fair value change in contingent consideration	2,443	—
Other gains	—	64

	3,566	(13)

Loss from continuing operations before income taxes	(1,779)	(1,729)

Recovery of (provision for) income taxes (Note 11)	5,182	(1,532)

Income (loss) from continuing operations	3,403	(3,261)

Income from discontinued operations, net of income taxes (Note 9)	—	4,562

Net income	$3,403	$1,301

Basic net income per common share
Continuing operations	$0.06	$(0.05)
Discontinued operations	—	0.07

Net income	$0.06	$0.02

Diluted net income per common share
Continuing operations	$0.06	$(0.05)
Discontinued operations	—	0.07

Net income	$0.06	$0.02

Weighted average number of common shares outstanding (thousands)
Basic	53,717	61,287
Diluted	54,370	61,287

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2010	2009

Cash used in operating activities
Net income	$3,403	$1,301
Adjustments to reconcile net income to net cash from operating activities
Depreciation	311	344
Share-based compensation	681	482
Unrealized foreign exchange (gain) loss	(705)	2,033
Interest earned on restricted cash	—	(267)
Interest earned on note receivable	(244)	—
Deferred income taxes	(8,086)	2,672
Changes in non-cash operating assets and liabilities
Accounts receivable	345	6,276
Inventories	(583)	1,128
Other current assets	4,281	2,344
Accounts payable	(215)	(539)
Income taxes receivable	2,747	2,616
Accrued restructuring charge	—	(540)
Other accrued liabilities	(2,035)	397
Deferred revenue	(4,244)	(666)

	(4,344)	17,581

Cash provided by investing activities
Net proceeds from sale of long-lived assets	—	63
Purchase of property, plant and equipment	(549)	(56)
Proceeds from contingent consideration	7,844	—

	7,295	7

Cash provided by financing activities
Common shares repurchased, including fees	(1,177)	(51,887)
Issuance of common shares	43	—

	(1,134)	(51,887)

Effect of exchange rate changes on cash and cash equivalents	154	(947)

Net increase (decrease) in cash and cash equivalents	1,971	(35,246)
Cash and cash equivalents, beginning of period	188,114	165,395

Cash and cash equivalents, end of period	$190,085	$130,149

Supplementary cash flow information:

Interest paid	$—	$—
Income taxes paid	10	1,759

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(All amounts except share				Accumulated
and per share information are			Additional	Other				Total
expressed in thousands of	Common Shares		Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
U.S. dollars)	Shares	Amount	Capital	Income		Deficit	Income (Loss)	Equity
Balance at December 31, 2008	74,620,328	$702,221	$123,367	$97,206		$(579,564)	$—	$343,230

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $3.73 per share and U.S. $3.78 per share	35,751	170	(45)	—		—	—	125

Stock-based compensation	—	—	2,266	—		—	—	2,266

Common share repurchase	(20,866,790)	(196,368)	150,004	—		—	—	(46,364)

Other comprehensive income:

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	5,763		—	5,763	5,763

Net income	—	—	—	—		99,434	99,434	99,434

Comprehensive income	—	—	—	—		—	105,197	—

Balance at December 31, 2009	53,789,289	$506,023	$275,592	$102,969		$(480,130)	$—	$404,454

Exercise of stock options, for cash, at CAD $3.73 per share	11,667	58	(15)					43

Stock-based compensation	—	—	561	—		—	—	561

Common share repurchase	(229,100)	(2,155)	978	—		—	—	(1,177)

Other comprehensive income:

Net income	—	—	—	—		3,403	3,403	3,403

Comprehensive income	—	—	—	—		—	3,403	—

Balance at March 31, 2010	53,571,856	$503,926	$277,116	$102,969	(1)	$(476,727)	$—	$407,284

(1)
At March 31, 2010 our accumulated other comprehensive income is entirely related to prior years’ cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

See the accompanying “Notes to the Consolidated Financial Statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Throughout this Quarterly Report on Form 10-Q (this “Report”), the words “we”, “us”, “our”, “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, unless stated otherwise.
1. CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”) and developing our ophthalmic product candidates.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2009 (our “Annual Report”). All amounts are expressed in United States dollars unless otherwise noted.
On October 1, 2009, the Eligard® product line was divested as part of the sale of all of the shares of our wholly owned U.S. subsidiary, QLT USA, Inc. (“QLT USA”). In accordance with the accounting standard for discontinued operations, the results of operations related to this disposition have been excluded from continuing operations and reported as discontinued operations for the prior period.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
Reporting Currency and Functional Currency Change
We use the U.S. dollar as our reporting currency and functional currency for QLT Inc. and our subsidiaries. Previously, the Canadian dollar was the functional currency for QLT Inc. As a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis Pharma AG (“Novartis”), effective January 1, 2010, we changed the functional currency for QLT Inc., our Canadian parent company, to the U.S. dollar. The U.S. dollar reflects the currency of the economic environment in which QLT Inc. operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. The consolidated financial statements for the comparative periods were translated into U.S. dollars using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity was translated at the applicable historical rates. Revenues and expenses were translated at a weighted average rate of exchange for the respective years. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency of QLT Inc. are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
For periods commencing January 1, 2010, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and nonmonetary assets and nonmonetary liabilities incurred after January 1, 2010 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in income for the period.
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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, the fair value of the mortgage receivable, note receivable and contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebates and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.
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
Revenue Recognition
With respect to Visudyne, under the terms of the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (“Amended PDT Agreement”), on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from U.S. Visudyne sales. Novartis continues to market and sell Visudyne outside the U.S. and now pays us a royalty on net sales of the product, instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Product Development, Manufacturing and Distribution Agreement. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors.
Net Product Revenue
Our current period net product revenues have been derived from sales of Visudyne to distributors in the U.S. and to Novartis outside the U.S., plus reimbursement of certain costs from Novartis. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. For U.S. Visudyne sales, provisions for certain vendor charge-backs, discounts, Medicaid rebates, distributor fees and product returns are accounted for as a reduction of revenue in the same period the related revenue is recorded. Rebates, vendor charge-backs, and discounts are estimated based on contractual terms, historical experience, and projected market conditions. Product returns are estimated based on historical experience and business trends. We recognize revenue upon delivery, when title and risk of loss passes to Novartis and other distributors.
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
Royalties
We recognize royalties when product is sold by Novartis to end customers based on royalty rates specified in our agreement with them. Royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by Novartis.
Discontinued Operations
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our wholly-owned U.S. subsidiary, QLT USA. Net product revenue and royalties related to Eligard have been reported as discontinued operations for the prior period.

Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of the carrying value or the estimated fair value. We cease to record depreciation or amortization expense at that time.
The results of operations for divested businesses are excluded from continuing operations and reported as discontinued operations for the prior period. We do not expect any continuing involvement with these businesses following their sales.
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
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed in accordance with the treasury stock method, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options.
The following table sets out the computation of basic and diluted net income (loss) per common share:

	Three months ended
(In thousands of U.S. dollars, except	March 31,
share and per share data)	2010	2009
Numerator:
Income (loss) from continuing operations	$3,403	$(3,261)
Income from discontinued operations, net of income taxes	—	4,562

Net income	$3,403	$1,301

Denominator: (thousands)
Weighted average common shares outstanding	53,717	61,287
Effect of dilutive securities:
Stock options	653	—

Diluted weighted average common shares outstanding (thousands)	54,370	61,287

Basic net income (loss) per common share
Continuing operations	$0.06	$(0.05)
Discontinued operations	—	0.07

Net income (loss)	$0.06	$0.02

Diluted net income per common share
Continuing operations	$0.06	$(0.05)
Discontinued operations	—	0.07

Net income	$0.06	$0.02

Excluded from the calculation of diluted net income per common share for the three months ended March 31, 2010 and March 31, 2009 were 2,524,339 and 5,103,929 shares, respectively, related to stock options because their effect was anti-dilutive.

Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, trade receivables and payables, note receivable, contingent consideration and mortgage receivable approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). For foreign currency forward contracts, which are carried at fair value, our fair value estimate incorporates quoted market prices at the balance sheet date. The fair value estimates presented in this Report are based on information available to us as of March 31, 2010 and December 31, 2009, respectively.
Subsequent Events
We have evaluated subsequent events through the report issuance date, May 6, 2010, for items that should be recognized or disclosed in these financial statements.
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
In March 2010, the FASB ratified the EITF final consensus on Issue No. 08-9, Milestone Method of Revenue Recognition. The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of a substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We are currently evaluating this new consensus.
Recently Adopted Accounting Standards
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was later superseded by the FASB Codification and included in ASC topic 860. Among other items, the provision removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective January 1, 2010.  The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
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

2. INVENTORIES

(In thousands of U.S. dollars)	March 31, 2010	December 31, 2009

Raw materials and supplies	$261	$231
Work-in-process	29,782	29,782
Finished goods	434	—
Provision for excess inventory	(11,560)	(11,560)
Provision for non-completion of inventory	(2,185)	(2,185)

	16,732	16,268
Long-term inventory, net of provisions	(13,599)	(13,394)

	$3,133	$2,874

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.6 million, which was substantially applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand.
We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended March 31, 2010, there were no charges against the provision for non-completion of product inventory.
We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 — Long-Term Inventories and Other Assets.
3. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	March 31, 2010	December 31, 2009

Inventory in transit previously held by Novartis	$—	$5,030
Prepaid expenses and other	1,762	1,022

	$1,762	$6,052

Inventory in transit comprises finished goods that were shipped to and were held by Novartis. Previously, upon delivery of inventory to Novartis, we were entitled to an advance equal to our cost of inventory. These shipments were included in deferred revenue at cost, and were recognized as revenue in the period of the related product sale and delivery by Novartis to third parties, where collection was reasonably assured. Effective January 1, 2010, under the terms of the Amended PDT Agreement with Novartis, we recognize revenue upon delivery, when title and risk of loss passes to Novartis and other distributors. As a result, deferred revenue related to inventory previously shipped for sales outside the U.S. was recognized as revenue in the three months ended March 31, 2010.
4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	March 31, 2010	December 31, 2009

Inventory, net of provisions	$13,599	$13,394
Other	1,541	1,531

	$15,140	$14,925

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2010	December 31, 2009

Royalties	$1,070	$1,273
Compensation	2,263	3,715
Interest	—	10
Other	248	576

	$3,581	$5,574

6. FOREIGN EXCHANGE FACILITY
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. It allows us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $70.0 million. The facility requires security in the form of cash or money market instruments based on contingent credit exposure for any outstanding foreign exchange transactions. At March 31, 2010, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.
7. SHARE CAPITAL
(a) Share Buy-Back Program
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2.7 million of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. All purchases are being effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Cumulative purchases under this program through March 31, 2010, were 1,095,890 shares at an average price of $4.69, for a total cost of $5.1 million. Previously, during the three months ended March 31, 2009, as a result of a modified Dutch Auction tender offer, we accepted for purchase and cancellation 20 million common shares at a price of $2.50 per share, totalling $50.0 million.
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended
	March 31,
	2010	2009
Annualized volatility	55.1%	—
Risk-free interest rate	2.5%	—
Expected life (years)	3.6	—
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
The weighted average grant date fair value of stock options granted during the three months ended March 31, 2010 was CAD $2.12. There were no options granted for the three months ended March 31, 2009.

The impact on our results of operations of recording stock-based compensation for the three-month periods ended March 31, 2010 and March 31, 2009 was as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2010	2009

Cost of sales	$120	$4
Research and development	309	227
Selling, general and administrative	253	289
Discontinued operations	—	(38)

Stock-based compensation expense before income taxes	682	482
Related income tax benefits	(8)	(13)

Stock-based compensation, net of income taxes	$674	$469

At March 31, 2010, total unrecognized estimated compensation cost related to non-vested stock options was $2.2 million, which is expected to be recognized over 36 months with a weighted-average period of 1.7 years. The intrinsic value of stock options exercised during the three months ended March 31, 2010 and cash received from the exercise of the stock options was negligible. There were no stock options exercised during the three month period ended March 31, 2009. There was no share-based compensation capitalized as part of inventory during the three months ended March 31, 2010 and a negligible amount was capitalized as part of inventory for the same period in 2009. We recorded a negligible amount for related tax benefits during the three months ended March 31, 2010 and March 31, 2009, respectively.
8. NET PRODUCT REVENUE
Net product revenue for the three months ended March 31, 2009, was determined as follows:

Three months ended
March 31,
(In thousands of U.S. dollars)	2009

Visudyne sales by Novartis	$27,754
Less: Marketing and distribution costs	(8,687)
Less: Inventory costs	(1,656)
Less: Royalties to third parties	(602)

$16,809

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales, for the prior period	$8,404
Add: Advance on inventory costs from Novartis	1,943
Add: Royalties reimbursed to QLT	612
Add: Other costs reimbursed to QLT	824

Net product revenue from Visudyne sales	$11,783

Net product revenue for the three months ended March 31, 2010, was determined as follows:

Three months ended
March 31,
(In thousands of U.S. dollars)	2010

U.S. Visudyne sales by QLT	$5,045
Visudyne sales to Novartis	4,989
Add: Royalties reimbursed to QLT	327
Add: Other costs reimbursed to QLT	109

Net product revenue from Visudyne sales	$10,470

With respect to Visudyne, under the terms of the Amended PDT Agreement with Novartis, on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. In the three months ended March 31, 2010, deferred revenue of $5.0 million related to inventory previously shipped to Novartis for sales outside the U.S. was recognized as revenue. Details of our revenue recognition accounting policy are described in Note 1 – Condensed Summary of Significant Accounting Policies.
For the three months ended March 31, 2010, approximately 24% of total Visudyne sales were in the United States, 34% were in Europe and 42% in other markets worldwide. For the same period in 2009, approximately 31% of total Visudyne sales were in the United States, 25% were in Europe and 44% in other markets worldwide.
9. DISCONTINUED OPERATIONS
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008. On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and will receive $10.0 million (“note receivable”) on or before October 1, 2010 and up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo (“Sanofi”) and MediGene Aktiengesellschaft (“MediGene”) for the commercial marketing of Eligard in the U.S., Canada, and Europe (beginning with the royalties payable for Eligard sales that occurred in the quarter ended September 30, 2009). We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. We expect to receive the full $200.0 million on a quarterly basis, over the next five to ten years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We do not expect to have nor have we had, any continuing involvement with this business following its sale. In addition, under the terms of the stock purchase agreement, Tolmar paid QLT an amount equal to the cash that QLT USA had on-hand at closing of $118.3 million.
See Note 12 — Financial Instruments and Concentration of Credit Risk for further information on fair value of contingent consideration.
Operating results of QLT USA included in discontinued operations are summarized as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2010	2009

Product revenue and other	$—	$9,402
Royalty revenue	—	8,907

Net revenue	—	18,309

Operating pre-tax income	—	7,166
Pre-tax income	—	7,166

Provision for income taxes	—	(2,604)

Net income from discontinued operations	$—	$4,562

10. CONTINGENT CONSIDERATION
Contingent consideration arising on the sale of QLT USA is measured at a fair value of $143.2 million at March 31, 2010. See Note 12 — Financial Instruments and Concentration of Credit Risk and Note 9 – Discontinued Operations. As at March 31, 2010, we have received $18.7 million of the additional $200.0 million.
11. INCOME TAXES
The change in the effective tax rate was primarily due to the restructuring of our agreement with Novartis, the fair value accounting change in contingent consideration, and changes in the overall mix of income (loss) in the jurisdictions in which we operate.
Although there was no pre-tax impact, for tax purposes the amendment of our PDT Agreement with Novartis resulted in the disposition of certain assets and the acquisition of others. The net result to the Company was a benefit of $5.6 million in the statement of operations for the period ended March 31, 2010, which is reflected as a long-term deferred tax asset on the balance sheet that will benefit the Company over time.

On October 1, 2009, we sold all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million. For Canadian income tax purposes only 50% of capital gains and capital losses are generally included in the determination of income for tax purposes and, as such, 50% of the fair value change in the contingent consideration reported for accounting purposes is not taxable (or deductible, in the case of a loss). Our effective tax rate was positively impacted in respect of the non-taxable portion of fair value change in contingent consideration income reported for the period ended March 31, 2010.
12. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, note receivable, mortgage receivable and forward currency contracts. The note and mortgage owed to us are recorded as receivables and are carried at amortized cost. Our note receivable related to the sale of QLT USA was recorded at fair value using a discount rate of 11%. Based on market information, the book values of our note receivable and mortgage receivable, respectively, approximate fair value. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.
The following table provides information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value	Fair Value Measurements at March 31, 2010
(In thousands of U.S. dollars)	March 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$190,085	$190,085	$—	$—
Contingent consideration(1)	143,234	—	—	143,234

Total	$333,319	$190,085	$—	$143,234

(1)
To estimate the fair value of contingent consideration at March 31, 2010, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 10% determined by management after considering all available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing, and foreign exchange assumptions based on historical sales data, expected future competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $3.0 million, from $143.2 million to $140.2 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $3.5 million, from $143.2 million to $139.7 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at December 31, 2008	$—
Transfers to Level 3	156,240
Settlements	(8,441)
Fair value change in contingent consideration	3,279

Balance at December 31, 2009	$151,078
Transfers to Level 3	—
Settlements	(10,287)
Fair value change in contingent consideration	2,443

Balance at March 31, 2010	$143,234

We purchase goods and services primarily in U.S. dollars and Canadian dollars, and earn most of our revenues in U.S. dollars. As a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis, effective January 1, 2010, we changed the functional currency for QLT Inc., our Canadian parent company, to the U.S. dollar. The U.S. dollar reflects the currency of the economic environment in which QLT Inc. operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. Following this change in the functional currency, the revaluation of QLT Inc.’s Canadian dollar-denominated monetary assets and liabilities may generate foreign exchange gains and losses. Prior to January 1, 2010, since the Canadian dollar was the functional currency of QLT Inc., our U.S. dollar net monetary assets generated foreign exchange gains/losses. The net unrealized gain in respect of foreign currency contracts for the period ended March 31, 2009 was approximately $0.8 million, which was included in our results of operations. At March 31, 2010, we had no outstanding forward foreign currency contracts.
Other financial instruments that potentially subject us to concentration of credit risk include our cash, cash equivalents, accounts receivable, note receivable, contingent consideration, and mortgage receivable. In order to limit our credit exposure, our policy in regards to cash and cash equivalents is to deposit our cash with high quality financial institutions and invest in investment grade money market instruments. Furthermore, we limit our investment in any particular issuer to a maximum of 5% of our total portfolio unless it is a government issuer, money market fund, or term deposit.
Our contingent consideration, as at March 31, 2010, represents amounts owed on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with Sanofi and MediGene for the commercial marketing of Eligard in the U.S., Canada and Europe until the earlier of QLT receiving the additional $200.0 million or October 1, 2024. As of March 31, 2010, we have received $18.7 million of the additional $200.0 million.
Our accounts receivable, as at March 31, 2010 comprised primarily amounts owing from Novartis and ASD Specialty Healthcare, Inc. d/b/a Besse Medical. As at March 31, 2009, our accounts receivable comprised primarily amounts owing from Novartis, MediGene, and sanofi-aventis US LLC.
Our note receivable, as at March 31, 2010, represents the fair value of $10.0 million owing from Tolmar on or before October 1, 2010, related to the stock purchase agreement for the sale of all of the shares of QLT USA to Tolmar.
Our mortgage receivable, as at March 31, 2010, comprises a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd. on August 29, 2008.
13. CONTINGENCIES
From time to time we are involved in legal proceedings arising in the ordinary course of business.  There is no litigation currently pending that could have, individually or in the aggregate, a material adverse effect on our financial position and results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2009 (Our “Annual Report”). All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
Note regarding Trademarks
The following words used in this Report are trademarks:
•	Visudyne® is a registered trademark of Novartis AG.
•	Eligard® is a registered trademark of Sanofi-Aventis Corp.
•	Aczone® is a registered trademark of Allergan, Inc.
•	Lucentis® is a registered trademark of Genentech, Inc.
•	Atrigel® is a registered trademark of TOLMAR Therapeutics, Inc.
OVERVIEW
QLT is a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”), and developing our ophthalmic product candidates.
Over the last two years we have narrowed our focus to development and commercial efforts in the field of ophthalmology. In 2008, we initiated a strategic corporate restructuring designed to enhance shareholder value and focus our business on our ophthalmic assets. Under the strategic corporate restructuring we disposed of all of our non-core assets, including Aczone®, approved for the treatment of acne vulgaris, the Atrigel® sustained-release drug delivery technology (except for certain rights retained by us), the Eligard® line of products, approved for the treatment of prostate cancer (through the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”)) and our land and building comprising our corporate headquarters in Vancouver, B.C. We are now a biotechnology company focused on developing and commercializing products for use in the field of ophthalmology.
Products, Revenues and Other Sources of Funds
We currently have one commercial product, Visudyne, which utilizes photodynamic therapy to treat the eye disease known as wet AMD, the leading cause of blindness in people over the age of 55 in North America and Europe. Visudyne is also used for the treatment of subfoveal choroidal neovascularization due to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis Pharma AG (“Novartis”) of Switzerland and is marketed and sold in over 80 countries worldwide.
On January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis continues to market and sell Visudyne outside the U.S. and now pays us a royalty on net sales of the product outside the U.S.
Under the stock purchase agreement with TOLMAR Holding, Inc. (“Tolmar”), pursuant to which we sold all of the shares of our U.S. subsidiary, QLT USA, and its principal asset, Eligard, we are entitled to future payments comprising $10.0 million payable on or before October 1, 2010 and up to an additional $200.0 million (of which we have received $18.7 million as of March 31, 2010), payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo Inc. (“Sanofi”) and MediGene Aktiengesellschaft (“MediGene”) for the commercial marketing of Eligard in the U.S., Canada and Europe. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024.

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
QLT091001 for the treatment of Leber Congenital Amaurosis. In December 2009, we initiated a Phase Ib clinical proof-of-concept trial of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”), an inherited progressive retinal degenerative disease that leads to retinal dysfunction and significant visual impairment beginning at birth. On April 20, 2010, we announced interim results from the first three subjects enrolled in the Phase Ib study.
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
RESULTS OF OPERATIONS
For the three months ended March 31, 2010, we recorded net income of $3.4 million, or $0.06 net income per common share. These results compare with a net income of $1.3 million, or $0.02 net income per common share, for the three months ended March 31, 2009. Detailed discussion and analysis of our results of operations are as follows:

Revenues
Net product revenue for the three months ended March 31, 2009, was determined as follows:

Three months ended
March 31,
(In thousands of U.S. dollars)	2009

Visudyne sales by Novartis	$27,754
Less: Marketing and distribution costs(1)	(8,687)
Less: Inventory costs(2)	(1,656)
Less: Royalties to third parties(3)	(602)

$16,809

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales, for the prior period	$8,404
Add: Advance on inventory costs from Novartis(4)	1,943
Add: Royalties reimbursed to QLT(5)	612
Add: Other costs reimbursed to QLT(6)	824

Net product revenue from Visudyne sales	$11,783

Net product revenue for the three months ended March 31, 2010, was determined as follows:

Three months ended
March 31,
(In thousands of U.S. dollars)	2010

U.S. Visudyne sales by QLT	$5,045
Visudyne sales to Novartis	4,989
Add: Royalties reimbursed to QLT(5)	327
Add: Other costs reimbursed to QLT(6)	109

Net product revenue from Visudyne sales	$10,470

With respect to Visudyne, under the terms of the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (“Amended PDT Agreement”), on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. Novartis continues to market and sell Visudyne outside the U.S. and now pays us a royalty on net sales of the product outside the U.S. instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Product Development, Manufacturing, and Distribution Agreement (the “PDT Agreement”). Accordingly, deductions related to: manufacturing and distribution costs, inventory costs, royalties to third parties, and reimbursements related to advance on inventory costs from Novartis are no longer applicable. However, Novartis is still responsible for royalties reimbursed to QLT, and certain other costs reimbursed to QLT. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors. Details of our revenue recognition accounting policy are described in Note 1 – Condensed Summary of Significant Accounting Policies.

(1)	“Less: Marketing and distribution costs”

This represented Novartis’ cost of marketing, promoting, and distributing Visudyne, as well as certain specified costs incurred and paid for by QLT, determined in accordance with the PDT Agreement between QLT and Novartis. The costs incurred by Novartis were related to its sales force, advertising expenses, marketing, and certain administrative overhead costs. The costs incurred by us included marketing support, legal and administrative expenses that we incurred in support of Visudyne sales.

(2)	“Less: Inventory costs”

This represented Novartis’ cost of goods sold related to Visudyne. It included the cost of bulk Visudyne we shipped to Novartis and our previous provisions for excess or obsolete inventory, losses on manufacturing purchase commitments, plus Novartis’ packaging and labelling costs, freight, custom duties and inventory obsolescence.

(3)	“Less: Royalties to third parties”

This represented the royalty expenses we incurred and charged to Novartis pursuant to the PDT Agreement between QLT and Novartis. The amounts were calculated by us based on specified royalty rates from license agreements with our licensors of certain Visudyne patent rights.

(4)	“Add: Advance on inventory costs from Novartis”

This represented the amount that Novartis advanced to us for shipments of bulk Visudyne and reimbursement for inventory obsolescence. The price of the Visudyne shipments was determined based on the PDT Agreement between QLT and Novartis and represented our actual costs of producing Visudyne.

(5)	“Add: Royalties reimbursed to QLT”

For previous periods, this represented the amounts we received from Novartis in reimbursement for the actual royalty expenses we incurred with third party licensors on worldwide Visudyne sales. For periods commencing after December 31, 2009, this represents amounts we receive from Novartis in reimbursement for actual royalty expenses we incur with third party licensors for sales of Visudyne outside of the U.S.

(6)	“Add: Other costs reimbursed to QLT”

For previous periods, this represented reimbursement by Novartis to us of our portion of the marketing and distribution costs described in (1) above. Our marketing and distribution costs included marketing support, legal and administrative expenses that we incurred in support of Visudyne sales. For the periods commencing after December 31, 2009, this represents certain administrative expenses we incur on behalf of Novartis under the Amended PDT Agreement.

For the three months ended March 31, 2010, net product revenue from Visudyne decreased by $1.3 million, or 11.1%, to $10.5 million compared to $11.8 million for the three months ended March 31, 2009. The decrease was primarily due to a 23% decline in Visudyne sales by Novartis and QLT over the same period in the prior year when Novartis was solely responsible for Visudyne sales and was primarily the result of lower end user demand due to competing therapies. The decrease was offset by the recognition of $5.0 million of deferred revenue, related to inventory previously shipped to Novartis for sales outside the U.S. For the three months ended March 31, 2010, approximately 24% of total Visudyne sales were in the United States, 34% were in Europe and 42% in other markets worldwide. For the three months ended March 31, 2009, approximately 31% of total Visudyne sales were in the United States, 25% were in Europe and 44% in other markets worldwide.
Royalties
Under the Amended PDT Agreement Novartis continues to market and sell Visudyne outside the U.S. and now pays us a 20% royalty on net sales of the product outside the U.S. For the three months ended March 31, 2010, we earned $3.2 million of royalties under the Amended PDT Agreement.
Costs and Expenses
Cost of Sales
For the three months ended March 31, 2010, cost of sales of $6.6 million increased $3.2 million, or 96%, compared to $3.4 million for the same period in 2009. The increase was mainly due to $4.3 million of cost of sales associated with the recognition of deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S. This increase was offset by lower cost of sales related to the drop in Visudyne sales.
Research and Development
Research and development, or R&D, expenditures increased 25% to $7.3 million for the three months ended March 31, 2010 compared to $5.9 million in the same period in 2009. The increase was due to higher spending on the punctal plug program, QLT091001, and QLT091568, as well as strengthening of the Canadian dollar relative to the U.S. dollar.

The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	inability to design devices to function as expected,

•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug,

•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	inability to operate without infringing the proprietary rights of others,

•	changes in the commercial marketplace,

•	difficulty enrolling patients in, or keeping them in, our clinical studies,

•	delays in study progression, including study site, Institutional Review Board and regulatory delays,

•	positive study progression and results,

•	failure to meet favorable study endpoints,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	inability to attract personnel or retain personnel with expertise required by our development program,

•	inability to manufacture sterile supplies necessary for composition of products,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors referenced under Item 1A, Risk Factors.
We may also undertake new R&D projects that may significantly affect our future spending and activities.
R&D expenditures by therapeutic area were as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2010	2009

Ocular	$7,165	$5,712
Dermatology	—	10
Other	182	164

	$7,347	$5,886

Selling, General and Administrative Expenses
For the three months ended March 31, 2010, selling, general and administrative, or SG&A, expenses increased 30% to $4.9 million compared to $3.7 million for the three months ended March 31, 2009. The increase was primarily due to the launch of a direct marketing and sales force in the U.S. and the strengthening of the Canadian dollar relative to the U.S. dollar.
Investment and Other Income (Expense)
Net Foreign Exchange Gains
For the three months ended March 31, 2010, net foreign exchange gains comprise gains from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar), and our derivative financial instruments. See the section entitled “Liquidity and Capital Resources — Interest and Foreign Exchange Rates” below.
Interest Income
For the three months ended March 31, 2010, interest income decreased 65% to $0.5 million compared to $1.4 million for the same period in 2009. The decrease was primarily due to the prior period including $0.7 million of interest earned on tax refunds, a decline in interest rates and a lower average cash balance compared to the same period in the prior year partially offset by $0.2 million of interest earned on the note receivable.

Interest Expense
Interest expense of $1.5 million for the three month period ended March 31, 2009 was entirely related to interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award.
Income from Discontinued Operations
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA to Tolmar for up to an aggregate $230.0 million. In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA were excluded from continuing operations and reported as discontinued operations for the prior periods.
Income Taxes
The change in the effective tax rate was primarily due to the restructuring of our agreement with Novartis, the fair value accounting change in contingent consideration, and changes in the overall mix of income (loss) in the jurisdictions in which we operate.
Although there was no pre-tax impact, for tax purposes the amendment of our PDT Agreement with Novartis resulted in the disposition of certain assets and the acquisition of others. The net result to the Company was a benefit of $5.6 million in the statement of operations for the period ended March 31, 2010, which is reflected as a long-term deferred tax asset on the balance sheet that will benefit the Company over time.
On October 1, 2009, we sold all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million. For Canadian income tax purposes only 50% of capital gains and capital losses are generally included in the determination of income for tax purposes and as such, 50% of the fair value change in the contingent consideration reported for accounting purposes is not taxable (or deductible, in the case of a loss). Our effective tax rate was positively impacted in respect of the non-taxable portion of fair value change in contingent consideration income reported for the period ended March 31, 2010.
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
Sources and Uses of Cash
We have financed operations, product development and capital expenditures primarily through proceeds from our commercial operations, public and private sales of equity securities, private placement of convertible senior notes, licensing and collaborative funding arrangements, sales of assets and interest income.

For the three month period ended March 31, 2010, we used $4.3 million of cash from operations as compared to generating $17.6 million for the same period in 2009. The $21.9 million negative cash flow variance is primarily attributable to:
•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $25.9 million due to the divestiture of the Eligard product line as part of the sale of QLT USA;
•	A negative operating cash flow variance from lower foreign exchange gains of $4.9 million;
•	A negative operating cash flow variance from lower net tax refunds of $1.2 million;
•	A negative operating cash flow variance from lower investment and other income of $0.3 million;
•	A positive operating cash flow variance from lower operating and inventory related expenditures of $7.5 million due to the divestiture of the Eligard product line as part of the sale of QLT USA;
•	A positive operating cash flow variance from proceeds related to the fair value change in contingent consideration of $2.4 million; and
•	A positive operating cash flow variance from lower restructuring costs of $0.5 million.
During the three month period ended March 31, 2010, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $7.8 million offset by capital expenditures of $0.6 million.
For the three month period ended March 31, 2010, our cash flows used in financing activities consisted primarily of common shares repurchased for $1.2 million, including share repurchase costs, offset by a negligible amount for the issuance of common shares related to the exercise of stock options.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2010, we had $190.1 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of 44 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at March 31, 2009, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.
Previously, the Canadian dollar was the functional currency for QLT Inc. Effective January 1, 2010, we changed the functional currency for QLT Inc., our Canadian parent company, to the U.S. dollar to reflect the currency of the economic environment in which it operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. The functional currency of our U.S. subsidiaries is also the U.S. dollar, therefore our U.S. dollar-denominated cash and cash equivalents holdings do not result in foreign currency gains or losses in operations. Since QLT Inc. holds a portion of its monetary assets and liabilities in Canadian dollars, we are subject to translation gains and losses. These translation gains and losses are included in income for the period.
At March 31, 2010, we had no outstanding forward foreign currency contracts.
Contractual Obligations
Our material contractual obligations as of March 31, 2010 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space and office equipment. Details of these contractual obligations are described in our Annual Report.
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

Outstanding Share Data
As of May 4, 2010, there were 53,571,856 common shares issued and outstanding for a total of $503.9 million in share capital. As of May 4, 2010, we had 5,570,030 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 3,885,790 were exercisable) at a weighted average exercise price of CAD $5.46 per share. Each stock option is exercisable for one common share.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, allocation of goodwill to divested businesses, the fair value of the mortgage receivable, note receivable and contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebate and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and tax liabilities. Actual results may differ from estimates made by management. The revenue recognition accounting policy which we believe is critical to aid in fully understanding and evaluating our reported financial results is set out below. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report for other accounting policies which we believe are critical to aid in fully understanding and evaluating our reported financial results.
Revenue Recognition
With respect to Visudyne, under the terms of the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (“Amended PDT Agreement”), on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from U.S. Visudyne sales. Novartis continues to market and sell Visudyne outside the U.S. and now pays us a royalty on net sales of the product, instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Product Development, Manufacturing and Distribution Agreement. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors.
Net Product Revenue
Our current period net product revenues have been derived from sales of Visudyne to distributors in the U.S. and to Novartis outside the U.S., plus reimbursement of certain costs from Novartis. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. Provisions for certain vendor charge-backs, discounts, Medicaid rebates, distributor fees and product returns are accounted for as reduction of revenue in the same period the related revenue is recorded. We recognize revenue upon delivery, when title and risk of loss passes to Novartis and other distributors.
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
We have the following significant categories of gross-to-net sales adjustments related to U.S. Visudyne sales: vendor charge-backs, discounts, Medicaid rebates, distributor fees and product returns.
Vendor Charge-backs
Our U.S. business participates in prime vendor programs with government entities whereby pricing on products is extended below wholesaler acquisition cost to participating entities. These entities purchase products through wholesalers at the lower prime vendor price and the wholesalers then charge us the difference between their acquisition cost and the lower prime vendor price. We record prime vendor charge-backs as a liability in an amount equal to our estimate of charge-back claims attributable to a sale. We determine our estimate of the prime vendor charge-backs based on the level of inventory in the distribution channel and actual experience regarding prime vendor charge-backs.

Cash discounts
In the U.S., we offer cash discounts as an incentive for prompt payment. We record cash discounts by reducing accounts receivable by the full amount of the discount. We consider payment performance and adjust the accrual to reflect actual experience.
Medicaid rebates
Our U.S. business participates in state government-managed Medicaid programs as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We account for these rebates by establishing a liability in an amount equal to our estimate of rebate claims attributable to a sale. We determine our estimate of rebates primarily based on historical experience regarding rebates, as well as considering any new information regarding changes in the Medicaid programs, regulations and guidelines that would impact the amount of the rebates. We consider outstanding Medicaid claims, Medicaid payments and levels of inventory in the distribution channel and adjust the accrual periodically throughout each quarter to reflect actual experience.
Product returns
We account for product returns by establishing an accrual in an amount equal to our estimate of sales recognized for which the related products are expected to be returned. Product returns are recorded by reducing accounts receivable by the full amount of the reserve. We determine our estimate of the product return accrual primarily based on historical experience, but also consider other factors such as level of inventory in the distribution channel and estimated shelf life.
Royalties
We recognize royalties when product is sold by Novartis to end customers based on royalty rates specified in our agreement with them. Generally, royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by Novartis.
Discontinued Operations
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our wholly-owned U.S. subsidiary, QLT USA. Net product revenue and royalties related to Eligard have been reported as discontinued operations for the prior period.
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
The following factors, among others, including those described under Item 1A. Risk Factors in our Annual Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	levels of future sales of Visudyne, including the impact of competition;
•	our ability to effectively market and sell Visudyne in the U.S.;
•	the ability of Novartis to effectively market and sell Visudyne in countries outside the U.S.;

•	our continued ability to supply Visudyne to our customers;
•	our expectations regarding Visudyne label changes, reimbursement and sales;
•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard;
•	unanticipated future operating results;
•
our reliance on contract manufacturers and suppliers to manufacture Visudyne at competitive prices and in accordance with the U.S. Food and Drug Administration and other local and foreign regulatory requirements as well as our product specifications;

•	our reliance on our specialty wholesale distributors to distribute Visudyne in accordance with regulatory requirements and the terms of our agreements;
•	our expectations regarding future tax liabilities as a result of our recent restructuring transactions, changes in estimates of prior years’ tax items and results of tax audits by tax authorities;
•	the scope, validity and enforceability of our and third party intellectual property rights;
•	our ability to successfully develop our programs, including our punctal plug drug delivery system and synthetic retinoid compound;
•	the anticipated timing, cost and progress of the development of our technology and clinical trials;
•	the anticipated timing of regulatory submissions for products and product candidates;
•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for products and product candidates;
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
Financial guidance is contained in our earnings press release issued on March 10, 2010 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the earnings press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), and is not incorporated by reference herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 13 — Contingencies in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report as well as “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

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
No change was made to our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information updating legal proceedings can be found in “Part I, Item 1 Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13 Contingencies,” of this Report and is incorporated by reference herein. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our Annual Report.
ITEM 1A. RISK FACTORS
In addition to the risk factor set forth below and other information set forth in this Report, you should carefully consider the factors discussed in “Part 1A. Risk Factors” of our Annual Report, which could materially affect our business, products, financial condition and operating results.
The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.
Our revenues depend on coverage and reimbursement from third party payors and pricing, and if third party payors reduce or refuse coverage or reimbursement or if prices are reduced, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.
The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare may negatively affect the sale of Visudyne and our product candidates. Our ability to commercialize Visudyne and our product candidates successfully will depend, in part, on the timeliness of and the extent to which adequate coverage and reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices, which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. We may also be subject to price reductions as a result of government pricing rules and regulations which may impact both our financial condition and future revenues. Significant uncertainty exists as to the coverage and reimbursement status of newly approved therapeutic products or newly approved product indications.
In both the U.S. and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, new legislation and regulations have been and likely will continue to be proposed and adopted at the federal and state levels. In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes significant changes to the way healthcare is financed by both federal and state governmental and private insurers and directly impacts the pharmaceutical and medical device industries. The PPACA extends health insurance to more individuals and includes, among other things, annual, non-deductible fees that go into effect in 2011 for entities that manufacture or import certain prescription drugs and biologics. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and Veterans’ Affairs and Public Health Service discount programs). In addition, the PPACA changes the computations used to determine Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program by redefining the average manufacturer’s price (“AMP”), effective October 1, 2010, and by using 23.1% instead of 15% of AMP for most branded drugs and 13% instead of 11% of AMP for generic drugs, effective January 1, 2010. The PPACA also increases the number of healthcare entities eligible for discounts under the Public Health Service pharmaceutical pricing program. To further facilitate the government’s efforts to coordinate and develop comparative clinical effectiveness research, the PPACA establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in such research. The manner in which the comparative research results would be used by third-party payors is uncertain. While we have made certain estimates with regard to determining how, and the extent to which, the PPACA fees and rebates will impact our business, until the PPACA is fully implemented, the full impact of the PPACA on our business cannot be determined.

Other recent legislative and regulatory reform measures continue to impact pricing and reimbursement for our products. For example, effective January 2004, the Medicare Prescription Drug, Improvement and Modernization Act, changed the methodology used to calculate reimbursement for drugs such as Visudyne that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. The legislation also directs the Secretary of the Department of Health and Human Services (“HHS”) to contract with procurement organizations, who would purchase physician-administered drugs from manufacturers, provide them to physicians and also bill the Medicare program. The new competitive acquisition program offered physicians an alternative to purchasing from manufacturers, which some physicians found advantageous. The competitive acquisition program was postponed for 2009 and has not yet been resumed, but may result in reductions to future amounts that will be paid for physician-administered drugs. In addition, the Centers for Medicare & Medicaid Services (“CMS”), the agency within HHS that administers Medicare and is responsible for Medicare reimbursement of Visudyne, acting directly or through its agents may determine not to cover particular drugs or particular indications or otherwise place limitations on coverage.
The reimbursement environment for Visudyne may continue to change in the future and become more challenging due to, among other reasons, new policies of the current U.S. administration. The result may be a reduction in the pricing of or demand for Visudyne. To the extent that private insurers or managed care programs follow governmental coverage and payment developments, the adverse effects of changes to governmental programs may be magnified. At this time, a few states have also enacted health care reform legislation, and the federal government and individual state governments continue to consider health care reform policies and legislation. We cannot predict how future measures would impact Visudyne or our future products. Our results of operations could be materially adversely affected by measures to reduce Medicare drug coverage, or by any other future healthcare reform measures that would reduce amounts that other governmental or private insurers will pay for drugs.
Our applications or re-applications for coverage and reimbursement for any of our products may not result in approvals and our current reimbursement approvals for Visudyne and our other products may be reduced or reversed in whole or in part. If we were to have coverage or reimbursement reduced or reversed, the market for the affected product may be materially impaired and could materially harm our business and future revenues from that product. For example, while we believe that the results seen in the Visudyne in occult (“VIO”) study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S. and elsewhere by the applicable governmental authorities. In April 2007, after reviewing the results in the VIO study, the Committee for Medicinal Products for Human Use (“CHMP”) recommended to the European Commission that the indication of the use of Visudyne in the treatment of occult subfoveal CNV, secondary to AMD be deleted in Europe. In June 2007, the European Medicines Agency endorsed the recommendation by CHMP to delete the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU. As a result, reimbursement for Visudyne in the occult form of wet AMD has ceased in most European countries.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2.7 million of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. All purchases are being effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with applicable regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Cumulative purchases under this program during 2009 and through March 31, 2010 were 1,095,890 shares at an average price of $4.69, for a total cost of $5.1 million.

The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended March 31, 2010:

	Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2010 through January 31, 2010	—	—	—	1,864,744

February 1, 2010 through February 28, 2010	—	—	—	1,864,744

March 1, 2010 through March 31, 2010	229,100	$5.08	229,100	1,635,644

Total	229,100	$5.08	229,100	1,635,644

ITEM 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: May 6, 2010	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

10.52	Distribution Services Agreement dated effective as of January 1, 2010, by and between QLT Ophthalmics, Inc. and ASD Specialty Healthcare, Inc. d/b/a Besse Medical.