Form 10-Q
period 2010-06-30
QLT INC/BC
filed 2010-07-27
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2010, the registrant had 52,461,406 outstanding shares of common stock.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	June 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$186,293	$188,114
Accounts receivable	13,068	9,465
Note receivable (Note 13)	9,750	9,259
Current portion of contingent consideration (Note 11)	33,705	33,587
Income taxes receivable	4,954	4,879
Inventories (Note 2)	2,829	2,874
Current portion of deferred income tax assets	4,020	5,608
Mortgage receivable (Note 3)	11,281	11,466
Other (Note 4)	2,059	6,052

	267,959	271,304

Property, plant and equipment	2,781	2,597
Deferred income tax assets	20,135	13,320
Long-term inventories and other assets (Note 2 and 5)	14,386	14,925
Contingent consideration (Note 11)	104,050	117,491

	$409,311	$419,637

LIABILITIES
Current liabilities
Accounts payable	$3,126	$3,876
Accrued liabilities (Note 6)	4,850	5,574
Deferred revenue	—	4,244

	7,976	13,694

Uncertain tax position liabilities	1,498	1,489

	9,474	15,183

SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	493,125	506,023
June 30, 2010 — 52,461,406 shares
December 31, 2009 — 53,789,289 shares
Additional paid-in capital	281,485	275,592
Accumulated deficit	(477,742)	(480,130)
Accumulated other comprehensive income	102,969	102,969

	399,837	404,454

	$409,311	$419,637

See the accompanying “Notes to the Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars except share and per share information)	2010	2009	2010	2009

Revenues
Net product revenue (Note 9)	$8,780	$10,728	$19,250	$22,511
Royalties	3,596	—	6,842	—

	12,376	10,728	26,092	22,511

Costs and expenses
Cost of sales	3,392	7,140	9,944	10,491
Research and development	7,329	7,225	14,676	13,111
Selling, general and administrative	5,034	4,284	9,884	7,985
Depreciation	303	349	614	690
Litigation	—	—	—	334
Restructuring charges (recovery)	—	(33)	—	(147)

	16,058	18,965	35,118	32,464

Operating loss	(3,682)	(8,237)	(9,026)	(9,953)

Investment and other income (expense)
Net foreign exchange (loss) gains	(972)	6,726	(331)	6,775
Interest income	515	588	997	1,965
Interest expense	—	(345)	—	(1,848)
Fair value change in contingent consideration (Note 13)	2,519	—	4,961	—
Other gains (losses)	366	(40)	366	25

	2,428	6,929	5,993	6,917

Loss from continuing operations before income taxes	(1,254)	(1,308)	(3,033)	(3,036)

Recovery of income taxes (Note 12)	239	2,203	5,421	671

(Loss) income from continuing operations	(1,015)	895	2,388	(2,365)

Income from discontinued operations, net of income taxes (Note 10)	—	7,734	—	12,296

Net (loss) income	$(1,015)	$8,629	$2,388	$9,931

Basic net (loss) income per common share (Note 1)
Continuing operations	$(0.02)	$0.02	$0.04	$(0.04)
Discontinued operations	—	0.14	—	0.21

Net (loss) income	$(0.02)	$0.16	$0.04	$0.17

Diluted net (loss) income per common share (Note 1)
Continuing operations	$(0.02)	$0.02	$0.04	$(0.04)
Discontinued operations	—	0.14	—	0.21

Net (loss) income	$(0.02)	$0.16	$0.04	$0.17

Weighted average number of common shares outstanding (thousands)
Basic	53,009	54,620	53,363	57,954
Diluted	53,009	54,620	54,259	57,954

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

Cash used in operating activities
Net (loss) income	$(1,015)	$8,629	$2,388	$9,931
Adjustments to reconcile net income to net cash from operating activities
Depreciation	303	354	614	697
Write-down of inventory	—	4,638	—	4,638
Write-down of investment	—	128	—	128
Gain on sale of long-lived assets	(317)	—	(317)	—
Share-based compensation	574	553	1,254	1,035
Unrealized foreign exchange loss (gain)	1,019	(7,192)	313	(5,150)
Interest earned on restricted cash	—	(28)	—	(295)
Interest earned on note receivable	(247)	—	(491)	—
Deferred income taxes	2,807	29	(5,279)	2,701
Changes in non-cash operating assets and liabilities
Appeal bond collateral	—	124,622	—	124,622
Accounts receivable	(4,027)	(1,117)	(3,682)	5,159
Inventories	1,067	(5,685)	484	(4,557)
Long term deposits and other assets	(305)	2,459	3,977	4,794
Accounts payable	(95)	(732)	(310)	(1,271)
Income taxes receivable	(2,823)	2,085	(76)	4,701
Accrued restructuring charge	—	(51)	—	(591)
Other accrued liabilities	1,363	(125,739)	(672)	(125,342)
Deferred revenue	—	119	(4,244)	(547)

	(1,696)	3,072	(6,041)	20,653

Cash provided by investing activities
Net proceeds from sale of long-lived assets	317	39	317	102
Purchase of property, plant and equipment	(650)	(70)	(1,199)	(126)
Proceeds from contingent consideration(1)	5,479	—	13,323	—

	5,146	(31)	12,441	(24)

Cash provided by financing activities
Common shares repurchased, including fees	(7,237)	—	(8,414)	(51,889)
Issuance of common shares	231	—	274	—

	(7,006)	—	(8,140)	(51,889)

Effect of exchange rate changes on cash and cash equivalents	(236)	1,737	(81)	792

Net (decrease) increase in cash and cash equivalents	(3,792)	4,778	(1,821)	(30,468)
Cash and cash equivalents, beginning of period	190,085	130,149	188,114	165,395

Cash and cash equivalents, end of period	$186,293	$134,927	$186,293	$134,927

Supplementary cash flow information:

Interest paid	$—	$1,832 (2)	$—	$1,832 (2)
Income taxes paid	—	577	10	2,336

(1)
During the three and six months ended June 30, 2010, proceeds received on collection of the contingent consideration for the sale of all of the shares of QLT USA, Inc. to Tolmar Holding, Inc. totaled $8.0 million and $18.3 million, respectively. For the three months ended June 30, 2010, approximately $2.5 million of the proceeds related to the fair value change in contingent consideration and were included in cash provided by operating activities and the remaining proceeds of $5.5 million were included in cash provided by investing activities. For the six months ended June 30, 2010, approximately $5.0 million of the proceeds related to the fair value change in contingent consideration and were included in cash provided by operating activities and the remaining proceeds of $13.3 million were included in cash provided by investing activities.

(2)	At June 30, 2009 interest paid related to the MEEI judgment.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(All amounts except share				Accumulated
and per share information			Additional	Other				Total
are expressed in	Common Shares		Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
thousands of U.S. dollars)	Shares	Amount	Capital	Income		Deficit	Income (Loss)	Equity
Balance at December 31, 2008	74,620,328	$702,221	$123,367	$97,206		$(579,564)	$—	$343,230

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $3.73 per share and U.S. $3.78 per share	35,751	170	(45)	—		—	—	125

Stock-based compensation	—	—	2,266	—		—	—	2,266

Common share repurchase	(20,866,790)	(196,368)	150,004	—		—	—	(46,364)

Other comprehensive income:

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	5,763		—	5,763	5,763
Net income	—	—	—	—		99,434	99,434	99,434

Comprehensive income	—	—	—	—		—	105,197	—

Balance at December 31, 2009	53,789,289	$506,023	$275,592	$102,969		$(480,130)	$—	$404,454

Exercise of stock options, for cash, at CAD $3.73 per share	11,667	58	(15)	—		—	—	43

Stock-based compensation	—	—	561	—		—	—	561

Common share repurchase	(229,100)	(2,155)	978	—		—	—	(1,177)

Other comprehensive income:

Net income	—	—	—	—		3,403	3,403	3,403

Comprehensive income	—	—	—	—		—	3,403	—

Balance at March 31, 2010	53,571,856	$503,926	$277,116	$102,969		$(476,727)	$—	$407,284

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $3.73 per share	71,838	317	(86)	—		—	—	231

Stock-based compensation	—	—	574	—		—	—	574

Common share repurchase	(1,182,288)	(11,118)	3,881	—		—	—	(7,237)

Other comprehensive income:

Net loss	—	—	—	—		(1,015)	(1,015)	(1,015)

Comprehensive loss	—	—	—	—		—	(1,015)

Balance at June 30, 2010	52,461,406	$493,125	$281,485	$102,969	(1)	$(477,742)	$—	$399,837

(1)
At June 30, 2010 our accumulated other comprehensive income is entirely related to prior years’ cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
Reporting Currency and Functional Currency Change
We use the U.S. dollar as our reporting currency and functional currency for QLT Inc. and our subsidiaries. Previously, the Canadian dollar was the functional currency for QLT Inc. As a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis Pharma AG (“Novartis”), effective January 1, 2010, we changed the functional currency for QLT Inc., the Canadian parent company, to the U.S. dollar. The U.S. dollar reflects the currency of the economic environment in which QLT Inc. operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. The consolidated financial statements for the comparative periods were translated into U.S. dollars using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity was translated at the applicable historical rates. Revenues and expenses were translated at a weighted average rate of exchange for the respective years. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency of QLT Inc. are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
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
Segment Information
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing therapies for the eye. Our chief operating decision maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.
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
Net Product Revenue
Our current period net product revenues have been derived from sales of Visudyne to distributors in the U.S. and to Novartis outside the U.S., plus reimbursement of certain costs from Novartis. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. For U.S. Visudyne sales, provisions for certain vendor charge-backs, discounts, Medicaid rebates, distributor fees and product returns are accounted for as a reduction of revenue in the same period the related revenue is recorded. Rebates, vendor charge-backs, and discounts are estimated based on contractual terms, historical experience, and projected market conditions. Product returns are estimated based on historical experience and business trends. We recognize revenue upon delivery to Novartis and other distributors.
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
Royalties
We recognize royalties when product is sold by Novartis to end customers based on royalty rates specified in the Amended PDT Agreement with Novartis. Royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by Novartis.
Discontinued Operations
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our wholly-owned U.S. subsidiary, QLT USA. Net product revenue and royalties related to Eligard have been reported as discontinued operations for the prior periods.

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
The following table sets out the computation of basic and diluted net income (loss) per common share:

	Three months ended		Six months ended
(In thousands of U.S. dollars, except	June 30,		June 30,
share and per share data)	2010	2009	2010	2009
Numerator:
(Loss) income from continuing operations	$(1,015)	$895	$2,388	$(2,365)
Income from discontinued operations, net of income taxes	—	7,734	—	12,296

Net (loss) income	$(1,015)	$8,629	$2,388	$9,931

Denominator: (thousands)
Weighted average common shares outstanding	53,009	54,620	53,363	57,954
Effect of dilutive securities:
Stock options	—	—	896	—

Diluted weighted average common shares outstanding (thousands)	53,009	54,620	54,259	57,954

Basic net (loss) income per common share
Continuing operations	$(0.02)	$0.02	$0.04	$(0.04)
Discontinued operations	—	0.14	—	0.21

Net (loss) income	$(0.02)	$0.16	$0.04	$0.17

Diluted net (loss) income per common share
Continuing operations	$(0.02)	$0.02	$0.04	$(0.04)
Discontinued operations	—	0.14	—	0.21

Net (loss) income	$(0.02)	$0.16	$0.04	$0.17

Excluded from the calculation of diluted net income per common share for the three months and six months ended June 30, 2010 were 6,811,459 and 3,818,939 shares, respectively, related to stock options because their effect was anti-dilutive. For the three and six months ended June 30, 2009, 5,942,226 shares related to stock options were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.

Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, trade receivables and payables, note receivable, contingent consideration and mortgage receivable approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). For foreign currency forward contracts, which are carried at fair value, our fair value estimate incorporates quoted market prices at the balance sheet date. The fair value estimates presented in this Report are based on information available to us as of June 30, 2010 and December 31, 2009, respectively.
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

2. INVENTORIES

(In thousands of U.S. dollars)	June 30, 2010	December 31, 2009

Raw materials and supplies	$250	$231
Work-in-process	28,042	29,782
Finished goods	817	—
Provision for excess inventory	(11,259)	(11,560)
Provision for non-completion of inventory	(2,185)	(2,185)

	15,665	16,268

Long-term inventory, net of provisions	(12,836)	(13,394)

	$2,829	$2,874

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.3 million, which was substantially applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand. During the six month period ended June 30, 2010, $0.3 million was applied against this provision.
We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended June 30, 2010, there were no charges against the provision for non-completion of product inventory.
We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 5 — Long-Term Inventories and Other Assets.
3. MORTGAGE RECEIVABLE
Our mortgage receivable is due on August 29, 2010 and comprises a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd. We are currently in negotiation with the borrower to potentially extend repayment of all or a portion of the principal amount beyond the original due date.
4. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	June 30, 2010	December 31, 2009

Inventory in transit previously held by Novartis	$—	$5,030
Prepaid expenses and other	2,059	1,022

	$2,059	$6,052

Inventory in transit comprised finished goods that were shipped to and were held by Novartis. Previously, upon delivery of inventory to Novartis, we were entitled to an advance equal to our cost of inventory. These shipments were included in deferred revenue at cost, and were recognized as revenue in the period of the related product sale and delivery by Novartis to third parties, where collection was reasonably assured. Effective January 1, 2010, under the terms of the Amended PDT Agreement with Novartis, we recognize revenue upon delivery to Novartis and other distributors. As a result, deferred revenue related to inventory previously shipped for sales outside the U.S. was recognized as revenue during the six month period ended June 30, 2010.

5. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	June 30, 2010	December 31, 2009

Inventory, net of provisions	$12,836	$13,394
Other	1,550	1,531

	$14,386	$14,925

6. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2010	December 31, 2009

Royalties	$1,216	$1,273
Compensation	3,138	3,715
Interest	—	10
Other	496	576

	$4,850	$5,574

7. FOREIGN EXCHANGE FACILITY
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. It allows us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $70.0 million. The facility requires security in the form of cash or money market instruments based on contingent credit exposure for any outstanding foreign exchange transactions. At June 30, 2010, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.
8. SHARE CAPITAL
(a) Share Buy-Back Program
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2,731,534 of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. On May 20, 2010, we increased the normal course issuer bid by 1,968,526 common shares to an aggregate 4,700,060 common shares, being 10% of the public float. All purchases are being effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Cumulative purchases under this program during 2009 and through June 30, 2010, were 2,278,178 shares at an average price of $5.41 for a total cost of $12.3 million. Previously, during the three months ended March 31, 2009, as a result of a modified Dutch Auction tender offer, we accepted for purchase and cancellation 20.0 million common shares at a price of $2.50 per share, totalling $50.0 million.
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Annualized volatility	53.8%	53.6%	53.8%	53.6%
Risk-free interest rate	2.3%	1.7%	2.3%	1.7%
Expected life (years)	3.7	3.6	3.7	3.6

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
The weighted average grant date fair value of stock options granted during the six months ended June 30, 2010 and June 30, 2009 was CAD $2.61 and CAD $1.00, respectively.
The impact on our results of operations of recording stock-based compensation for the three and six months ended June 30, 2010 and June 30, 2009 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

Cost of sales	$33	$9	$153	$13
Research and development	310	260	619	487
Selling, general and administrative	231	263	482	552
Discontinued operations	—	21	—	(17)

Stock-based compensation expense before income taxes	574	553	1,254	1,035
Related income tax benefits	(11)	(9)	(19)	(22)

Stock-based compensation, net of income taxes	$563	$544	$1,235	$1,013

At June 30, 2010, total unrecognized estimated compensation cost related to non-vested stock options was $4.4 million, which is expected to be recognized over 36 months with a weighted-average period of 2.15 years. The intrinsic value of stock options exercised during the three and six months ended June 30, 2010 was $0.2 million. Cash received from the exercise of the stock options during the three and six months ended June 30, 2010 was CAD $0.2 million and CAD $0.3 million respectively. There were no stock options exercised during the three and six month periods ended June 30, 2009. The share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible for all periods presented above.
9. NET PRODUCT REVENUE
Under the terms of the Amended PDT Agreement with Novartis, on January 1, 2010, we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. In the six months ended June 30, 2010, deferred revenue of $5.0 million related to inventory previously shipped to Novartis for sales outside the U.S. was recognized as revenue. Details of our revenue recognition accounting policy are described in Note 1 – Condensed Summary of Significant Accounting Policies.
Net product revenue for the three and six months ended June 30, 2010 was determined as follows:

	Three months	Six months
	ended June 30,	ended June 30,
(In thousands of U.S. dollars)	2010	2010

U.S. Visudyne sales by QLT	$6,405	$11,450
Visudyne sales to Novartis	2,000	6,988
Add: Royalties reimbursed to QLT	364	691
Add: Other costs reimbursed to QLT	11	121

Net product revenue from Visudyne sales	$8,780	$19,250

Net product revenue for the three and six months ended June 30, 2009 was determined as follows:

	Three months	Six months
	ended June 30,	ended June 30,
(In thousands of U.S. dollars)	2009	2009

Worldwide Visudyne sales by Novartis	$28,985	$56,739
Less: Marketing and distribution costs	(8,786)	(17,473)
Less: Inventory costs	(1,476)	(3,132)
Less: Royalties to third parties	(626)	(1,228)

	$18,097	$34,906

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$9,049	$17,453
Add: Advance on inventory costs from Novartis	941	2,884
Add: Royalties reimbursed to QLT	625	1,236
Add: Other costs reimbursed to QLT	113	938

Net product revenue from Visudyne sales	$10,728	$22,511

The tables below summarize end-user Visudyne sales for the three and six months ended June 30, 2010 and June 30, 2009. In 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). In 2009, Visudyne was sold solely by Novartis on a worldwide basis, and our revenue was derived from our 50% share of Novartis’ net proceeds from Visudyne sales. See Note 1 — Condensed Summary of Significant Accounting Policies.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

U.S.	$6,405	$8,574	$11,450	$17,307
Europe	6,938	8,277	14,145	15,191
Rest of World	11,040	12,134	20,064	24,241

Worldwide	$24,383	$28,985	$45,659	$56,739

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

U.S.	26%	30%	25%	31%
Europe	29%	29%	31%	27%
Rest of World	45%	41%	44%	42%

Worldwide	100%	100%	100%	100%

10. DISCONTINUED OPERATIONS
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008. On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and will receive $10.0 million (“note receivable”) on or before October 1, 2010 and up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo (“Sanofi”) and MediGene Aktiengesellschaft (“MediGene”) for the commercial marketing of Eligard in the U.S., Canada, and Europe (beginning with the royalties payable for Eligard sales that occurred in the quarter ended September 30, 2009). We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of June 30, 2010, we have received $26.7 million of the additional $200.0 million. We expect to receive the full $200.0 million on a quarterly basis, over the next five to ten years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We do not expect to have, nor have we had, any continuing involvement with this business following its sale. In addition, under the terms of the stock purchase agreement, Tolmar paid QLT an amount equal to the cash that QLT USA had on-hand at closing of $118.3 million.

See Note 13 — Financial Instruments and Concentration of Credit Risk for further information on fair value of contingent consideration.
Operating results of QLT USA included in discontinued operations are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

Product revenue and other	$—	$9,598	$—	$19,000
Royalty revenue	—	12,678	—	21,585

Net revenue	—	22,276	—	40,585

Operating pre-tax income	—	12,517	—	19,683
Pre-tax income	—	12,517	—	19,683

Provision for income taxes	—	(4,783)	—	(7,387)

Net income from discontinued operations	$—	$7,734	$—	$12,296

11. CONTINGENT CONSIDERATION
Contingent consideration arising on the sale of QLT USA was measured at a fair value of $137.8 million at June 30, 2010, of which $33.7 million was classified as the current portion. See Note 10 – Discontinued Operations and Note 13 — Financial Instruments and Concentration of Credit Risk. As at June 30, 2010, we have received $26.7 million of the up to $200.0 million of contingent consideration payable to us.
12. INCOME TAXES
The change in the tax provision for the six month period ended June 30, 2010 was primarily due to the restructuring of our agreement with Novartis, the fair value accounting change in contingent consideration, and changes in the overall mix of income (loss) in the jurisdictions in which we operate.
Although there was no pre-tax impact, for tax purposes, the amendment of our PDT Agreement with Novartis resulted in the disposition of certain assets and the acquisition of others. The net result to QLT was a benefit of $5.6 million in the statement of operations for the six month period ended June 30, 2010, which is reflected as a long-term deferred tax asset on the balance sheet that will benefit QLT over time.
On October 1, 2009, we sold all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million. For Canadian income tax purposes only 50% of capital gains and capital losses are generally included in the determination of income for tax purposes and, as such, 50% of the fair value change in the contingent consideration reported for accounting purposes is not taxable (or deductible, in the case of a loss). Our tax provision was positively impacted in respect of the non-taxable portion of fair value change in contingent consideration income reported for the three and six month periods ended June 30, 2010.
13. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, note receivable, mortgage receivable and, from time to time, forward currency contracts. The note and mortgage owed to us are recorded as receivables and are carried at amortized cost. Our note receivable related to the sale of QLT USA was recorded at fair value using a discount rate of 11%. Based on market information, the book values of our note receivable and mortgage receivable, respectively, approximate fair value. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following table provides information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value	Fair Value Measurements at June 30, 2010
(In thousands of U.S. dollars)	June 30, 2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$186,293	$186,293	$—	$—
Contingent consideration(1)	—	—	—	137,755

Total	$186,293	$186,293	$—	$137,755

(1)
To estimate the fair value of contingent consideration at June 30, 2010, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 10.5% determined by management after considering all available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing, and foreign exchange assumptions based on historical sales data, expected future competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $2.7 million, from $137.8 million to $135.1 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $3.3 million, from $137.8 million to $134.5 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at December 31, 2008	$—
Transfers to Level 3	156,240
Settlements	(8,441)
Fair value change in contingent consideration	3,279

Balance at December 31, 2009	$151,078
Transfers to Level 3	—
Settlements	(10,287)
Fair value change in contingent consideration	2,443

Balance at March 31, 2010	$143,234
Transfers to Level 3	—
Settlements	(7,998)
Fair value change in contingent consideration	2,519

Balance at June 30, 2010	$137,755

We purchase goods and services primarily in U.S. dollars and Canadian dollars, and earn most of our revenues in U.S. dollars. As a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis, effective January 1, 2010, we changed the functional currency for QLT Inc., the Canadian parent company, to the U.S. dollar. The U.S. dollar reflects the currency of the economic environment in which QLT Inc. operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. Following this change in the functional currency, the revaluation of QLT Inc.’s Canadian dollar-denominated monetary assets and liabilities may generate foreign exchange gains and losses. Prior to January 1, 2010, since the Canadian dollar was the functional currency of QLT Inc., our U.S. dollar net monetary assets generated foreign exchange gains/losses.
The net unrealized gain in respect of foreign currency contracts for the period ended June 30, 2009 was approximately $0.6 million, which was included in our results of operations. At June 30, 2010, we had no outstanding forward foreign currency contracts.
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

Our contingent consideration, as at June 30, 2010, represents amounts owed on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with Sanofi and MediGene for the commercial marketing of Eligard in the U.S., Canada and Europe until the earlier of QLT receiving the additional $200.0 million or October 1, 2024. As of June 30, 2010, we have received $26.7 million of the additional $200.0 million.
Our accounts receivable, as at June 30, 2010 comprised primarily amounts owing from Novartis and ASD Specialty Healthcare, Inc. d/b/a Besse Medical. As at June 30, 2009, our accounts receivable comprised primarily amounts owing from Novartis, MediGene, and sanofi-aventis US LLC.
Our note receivable, as at June 30, 2010, represents the fair value of $10.0 million owing from Tolmar on or before October 1, 2010, related to the stock purchase agreement for the sale of all of the shares of QLT USA to Tolmar.
Our mortgage receivable, as at June 30, 2010, comprises a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd. on August 29, 2008. See Note 3 — Mortgage Receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10K for the year ended December 31, 2009 (our “Annual Report”).
All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
Note regarding Trademarks
The following words used in this Report are trademarks:
•	Visudyne® is a registered trademark of Novartis AG.
•	Eligard® is a registered trademark of Sanofi-Aventis Corp.
•	Aczone® is a registered trademark of Allergan, Inc.
•	Lucentis® is a registered trademark of Genentech, Inc.
•	Atrigel® is a registered trademark of TOLMAR Therapeutics, Inc.
•	Xalatan® is a registered trademark of Pfizer Health AB.
OVERVIEW
QLT is a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”), and developing our ophthalmic product development candidates.
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
Under the stock purchase agreement with TOLMAR Holding, Inc. (“Tolmar”), pursuant to which we sold all of the shares of our U.S. subsidiary, QLT USA, and its principal asset, Eligard, we are entitled to future payments comprising $10.0 million payable on or before October 1, 2010 and up to an additional $200.0 million (of which we have received $26.7 million as of June 30, 2010), payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo Inc. (“Sanofi”) and MediGene Aktiengesellschaft (“MediGene”) for the commercial marketing of Eligard in the U.S., Canada and Europe. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024.

Research and Development
We devote significant resources to research and development programs in various stages of development. Our current research and development efforts are focused on:
Punctal Plug Drug Delivery System for the treatment of glaucoma and allergic conjunctivitis. The majority of our research and development effort is directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are presently conducting Phase II drug delivery and device studies in the latanoprost punctal plug drug delivery system (“L-PPDS”) for the treatment of glaucoma and ocular hypertension. In the second half of 2010, we expect to initiate a masked, randomized, active-controlled Phase II clinical trial examining the safety and efficacy of the L-PPDS in glaucoma patients. This trial will feature simultaneous placement of punctal plugs in both the upper and lower puncta in order to deliver an approximate bioavailable daily drug load approaching that of daily administered Xalatan® eye drops. The objective of the study is to enable a go/no go decision with respect to ongoing development of this molecule in our punctal plug drug delivery system. Data from this trial is expected in the first half of 2011. In addition, during the second half of 2010, we plan to initiate a masked, randomized, active-controlled Phase II proof-of-concept study examining the safety and efficacy of the olopatadine punctal plug drug delivery system in patients suffering from allergic conjunctivitis. Data from this trial is expected to be available in the first half of 2011.
QLT091001 for the treatment of Leber Congenital Amaurosis. In December 2009, we initiated a Phase Ib clinical proof-of-concept trial of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) due to inherited deficiency of RPE65 or LRAT genes. LCA is an inherited progressive retinal degenerative disease that leads to retinal dysfunction and significant visual impairment beginning at birth. On April 20, 2010, we announced interim results from the first three LRAT subjects enrolled in the Phase Ib study. We recently expanded the study to include adult LCA patients and continue to enroll patients in the Phase Ib study, focusing enrollment efforts principally on patients with RPE65 mutations.
QLT091568 for the treatment of glaucoma and ocular hypertension. We are currently conducting formulation and development work on QLT091568, a prodrug of a beta adrenergic antagonist (a novel beta blocker) under investigation for its potential ability to lower intra-ocular pressure in glaucoma and ocular hypertension patients. QLT091568 (formerly known as OT-730) was acquired on December 30, 2009 from Othera Pharmaceuticals, Inc. and Othera Holding, Inc. The compound is currently being developed as an eye drop.
We have also studied the effectiveness of Visudyne in patients with wet AMD by exploring its use in combination with the class of therapeutics known as anti-VEGF drugs, which prevent the growth of abnormal blood vessels that characterize wet AMD. Recently, we and Novartis separately completed studies (QLT-sponsored RADICAL clinical trial and Novartis-sponsored MONT BLANC and DENALI clinical trials) examining the safety and efficacy of Visudyne in combination with Lucentis®, an anti-VEGF drug. The purpose of the studies was to determine if combination therapy reduces re-treatment rates compared with Lucentis monotherapy while maintaining similar vision outcomes and an acceptable safety profile. Final results of the MONT BLANC, DENALI and RADICAL clinical trials can be found in our press releases dated June 15, 2009, June 15, 2010 and June 22, 2010, respectively, on our website at www.qltinc.com or on SEDAR at www.sedar.com or on EDGAR at www.sec.gov.
RESULTS OF OPERATIONS
For the three and six months ended June 30, 2010, we recorded a net loss of $1.0 million and net income of $2.4 million, or $0.02 net loss and $0.04 net income per common share, respectively. These results compare with a net income of $8.6 million and $9.9 million, or $0.16 and $0.17 net income per common share for the three and six months ended June 30, 2009, respectively. Detailed discussion and analysis of our results of operations are as follows:

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
Net product revenue for the three and six months ended June 30, 2010 was determined as follows:

	Three months	Six months
	ended June 30,	ended June 30,
(In thousands of U.S. dollars)	2010	2010

U.S. Visudyne sales by QLT	$6,405	$11,450
Visudyne sales to Novartis	2,000	6,988
Add: Royalties reimbursed to QLT(1)	364	691
Add: Other costs reimbursed to QLT(2)	11	121

Net product revenue from Visudyne sales	$8,780	$19,250

Net product revenue for the three and six months ended June 30, 2009 was determined as follows:

	Three months	Six months
	ended June 30,	ended June 30,
(In thousands of U.S. dollars)	2009	2009

Worldwide Visudyne sales by Novartis	$28,985	$56,739
Less: Marketing and distribution costs(3)	(8,786)	(17,473)
Less: Inventory costs(4)	(1,476)	(3,132)
Less: Royalties to third parties(5)	(626)	(1,228)

	$18,097	$34,906

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$9,049	$17,453
Add: Advance on inventory costs from Novartis(6)	941	2,884
Add: Royalties reimbursed to QLT(1)	625	1,236
Add: Other costs reimbursed to QLT(2)	113	938

Net product revenue from Visudyne sales	$10,728	$22,511

(1)	“Add: Royalties reimbursed to QLT”

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

(2)	“Add: Other costs reimbursed to QLT”

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

(3)	“Less: Marketing and distribution costs”

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

(4)	“Less: Inventory costs”

This represented Novartis’ cost of goods sold related to Visudyne. It included the cost of bulk Visudyne we shipped to Novartis and our previous provisions for certain excess or obsolete inventory, losses on manufacturing purchase commitments, plus Novartis’ packaging and labelling costs, freight, custom duties and inventory obsolescence.

(5)	“Less: Royalties to third parties”

This represented the royalty expenses we incurred and charged to Novartis pursuant to the PDT Agreement between QLT and Novartis. The amounts were calculated by us based on specified royalty rates from license agreements with our licensors of certain Visudyne patent rights.

(6)	“Add: Advance on inventory costs from Novartis”

This represented the amount that Novartis advanced to us for shipments of bulk Visudyne and reimbursement for inventory obsolescence. The price of the Visudyne shipments was determined based on the PDT Agreement between QLT and Novartis and represented our actual costs of producing Visudyne.

For the three months ended June 30, 2010, net product revenue from Visudyne decreased by $1.9 million, or 18%, to $8.8 million compared to $10.7 million for the three months ended June 30, 2009. The decrease was due to a 16% decline in Visudyne sales (presented below) over the same period in the prior year, as well as the impact of the change in the determination of net product revenue in 2010 under the Amended PDT Agreement. The decline in Visudyne sales was primarily the result of lower end user demand due to competing therapies.
For the six months ended June 30, 2010, net product revenue from Visudyne decreased by $3.3 million, or 15%, to $19.2 million compared to $22.5 million for the six months ended June 30, 2009. The decrease was due to a 20% decline in Visudyne sales (presented below) over the same period in the prior year, as well as the impact of the change in the determination of net product revenue in 2010 under the Amended PDT Agreement. The decline in Visudyne sales was primarily the result of lower end user demand due to competing therapies. The decrease was offset by the recognition of $5.0 million of deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S.
The tables below summarize end-user Visudyne sales for the three and six months ended June 30, 2010 and June 30, 2009. In 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). In 2009, Visudyne was sold solely by Novartis on a worldwide basis, and our revenue was derived from our 50% share of Novartis’ net proceeds from Visudyne sales. See Note 1 — Condensed Summary of Significant Accounting Policies.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

U.S.	$6,405	$8,574	$11,450	$17,307
Europe	6,938	8,277	14,145	15,191
Rest of World	11,040	12,134	20,064	24,241

Worldwide	$24,383	$28,985	$45,659	$56,739

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

U.S.	26%	30%	25%	31%
Europe	29%	29%	31%	27%
Rest of World	45%	41%	44%	42%

Worldwide	100%	100%	100%	100%

Royalties
Under the Amended PDT Agreement, Novartis continues to market and sell Visudyne outside the U.S. and now pays us a 20% royalty on net sales of the product outside the U.S. For the three and six months ended June 30, 2010, we earned $3.6 million and $6.8 million of royalties, respectively, under the Amended PDT Agreement.
Costs and Expenses
Cost of Sales
For the three months ended June 30, 2010, cost of sales of $3.4 million decreased $3.7 million, or 53%, compared to $7.1 million for the same period in 2009. The decrease occurred because the prior period included a $4.6 million inventory write-down related to Visudyne. For the six months ended June 30, 2010, cost of sales of $9.9 million decreased $0.6 million, or 5%, compared to $10.5 million for the same period in 2009. The decrease was related to the prior period inventory write-down partially offset by $4.0 million in the current period cost of sales associated with the recognition of deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S.
Research and Development
Research and development, or R&D, expenditures increased 1% to $7.3 million for the three months ended June 30, 2010 compared to $7.2 million in the same period in 2009. For the six months ended June 30, 2010, R&D expenditures increased 12% to $14.7 million compared to $13.1 million in the same period in 2009. For each period, the increase was due to higher spending on the synthetic retinoid program and QLT091568, as well as strengthening of the Canadian dollar relative to the U.S. dollar, offset by lower spending on the punctal plug program and Visudyne combination studies.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	inability to design devices to function as expected,
•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug,
•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,
•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,
•	inability to operate without infringing the proprietary rights of others,

•	changes in the commercial marketplace,
•	difficulty enrolling patients in, or keeping them in, our clinical studies,

•	delays in study progression, including study site, Institutional Review Board and regulatory delays,
•	positive study progression and results,

•	failure to meet favorable study endpoints,
•	inability to develop cost effective manufacturing methods that comply with regulatory standards,
•	inability to attract personnel or retain personnel with expertise required by our development program,

•	inability to manufacture sterile supplies necessary for composition of products,

•	uncertainties related to collaborative arrangements,
•	environmental risks, and

•	other factors referenced under Item 1A, Risk Factors.
We may also undertake new R&D projects that may significantly affect our future spending and activities.
R&D expenditures by therapeutic area were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

Ocular	$7,263	$7,069	$14,428	$12,781
Other	66	156	248	330

	$7,329	$7,225	$14,676	$13,111

Selling, General and Administrative Expenses
For the three months ended June 30, 2010, selling, general and administrative, or SG&A, expenses increased 18% to $5.0 million compared to $4.3 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, SG&A expenses increased 24% to $10.0 million compared to $8.0 million for the same period in 2009. The increases were primarily due to the launch of a direct marketing and sales force in the U.S. and the strengthening of the Canadian dollar relative to the U.S. dollar.
Investment and Other Income (Expense)
Net Foreign Exchange Losses
For the three and six months ended June 30, 2010, net foreign exchange losses comprised losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See the section entitled “Liquidity and Capital Resources – Interest and Foreign Exchange Rates” below.
Interest Income
For the three months ended June 30, 2010, interest income decreased 12% to $0.5 million compared to $0.6 million for the same period in 2009. For the six months ended June 30, 2010, interest income decreased by 49% to $1.0 million compared to $2.0 million for the same period in 2009. The decrease for the six month period occurred primarily because the prior period included $1.0 million of interest earned on tax refunds.
Interest Expense
No interest expense has been incurred during the six months ended June 30, 2010. For the three and six month periods ended June 30, 2009, interest expense of $0.3 million and $1.8 million, respectively, was entirely related to interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award. The judgment was paid during the three months ended June 30, 2009, subsequent to which no further interest expense was incurred.
Other Income
For the three and six month periods ended June 30, 2010, other income includes $0.3 million related to the out-license and sale of certain non-core assets, including the out-license of Lemuteporfin.
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

Income Taxes
The change in the tax provision for the six month period ended June 30, 2010 was primarily due to the restructuring of our agreement with Novartis, the fair value accounting change in contingent consideration, and changes in the overall mix of income (loss) in the jurisdictions in which we operate.
Although there was no pre-tax impact, for tax purposes, the amendment of our PDT Agreement with Novartis resulted in the disposition of certain assets and the acquisition of others. The net result to QLT was a benefit of $5.6 million in the statement of operations for the six month period ended June 30, 2010, which is reflected as a long-term deferred tax asset on the balance sheet that will benefit QLT over time.
On October 1, 2009, we sold all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million. For Canadian income tax purposes only 50% of capital gains and capital losses are generally included in the determination of income for tax purposes and as such, 50% of the fair value change in the contingent consideration reported for accounting purposes is not taxable (or deductible, in the case of a loss). Our tax provision was positively impacted in respect of the non-taxable portion of fair value change in contingent consideration income reported for the three and six month periods ended June 30, 2010.
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
If adequate capital is not available, our business could be materially and adversely affected. Factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; the progress of our R&D programs, including preclinical and clinical testing; future share repurchases, including those pursuant to the share repurchase program originally announced on October 27, 2009; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; acquisition and licensing activities, milestone payments; and our ability to establish collaborative arrangements with other organizations.
Sources and Uses of Cash
We finance operations, product development and capital expenditures primarily through proceeds from our commercial operations, sales of assets and interest income.
For the three month period ended June 30, 2010, we used $1.7 million of cash from operations as compared to generating $3.1 million for the same period in 2009. The $4.8 million negative cash flow variance is primarily attributable to:
•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $23.9 million due to the divestiture of the Eligard product line as part of the sale of QLT USA;
•	A positive operating cash flow variance from lower operating and inventory related expenditures of $13.8 million due to the divestiture of the Eligard product line as part of the sale of QLT USA;
•	A positive operating cash flow variance from proceeds related to the fair value change in contingent consideration of $2.5 million;
•	A positive cash flow variance from settlement of the MEEI judgment resulting in the release of the appeal bond and an additional $2.2 million payment in 2009; and
•	A positive operating cash flow variance from lower tax instalments of $0.6 million.
During the three month period ended June 30, 2010, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $5.5 million, net proceeds on license and sale of non-core assets of $0.3 million, offset by capital expenditures of $0.7 million.

For the three month period ended June 30, 2010, our cash flows used in financing activities consisted primarily of common shares repurchased for $7.2 million, including share repurchase costs, offset by $0.2 million received for the issuance of common shares related to the exercise of stock options.
For the six months ended June 30, 2010, we used $6.0 million of cash from operations as compared to generating $20.7 million for the same period in 2009. The $26.7 million negative cash flow variance is primarily attributable to:
•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $49.8 million due to the divestiture of the Eligard product line as part of the sale of QLT USA;
•	A negative operating cash flow variance from lower foreign exchange gains of $5.0 million;
•	A negative operating cash flow variance from lower net tax refunds of $0.6 million;
•	A negative operating cash flow variance from lower investment and other income of $0.2 million;
•	A positive operating cash flow variance from lower operating and inventory related expenditures of $21.2 million due to the divestiture of the Eligard product line as part of the sale of QLT USA;
•	A positive operating cash flow variance from proceeds related to the fair value change in contingent consideration of $5.0 million;
•	A positive cash flow variance from settlement of the MEEI judgment resulting in the release of the appeal bond and an additional $2.2 million payment in 2009; and
•	A positive operating cash flow variance from lower restructuring costs of $0.5 million.
During the six months ended June 30, 2010, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $13.3 million, net proceeds on license and sale of non-core assets of $0.3 million, offset by capital expenditures of $1.2 million.
For the six month period ended June 30, 2010, our cash flows used in financing activities consisted primarily of common shares repurchased for $8.4 million, including share repurchase costs, offset by $0.3 million received for the issuance of common shares related to the exercise of stock options.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2010, we had $186.3 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of 40 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at June 30, 2010, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.
Previously, the Canadian dollar was the functional currency for QLT Inc. Effective January 1, 2010, we changed the functional currency for QLT Inc., the Canadian parent company, to the U.S. dollar to reflect the currency of the economic environment in which it operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. The functional currency of our U.S. subsidiaries is also the U.S. dollar, and therefore our U.S. dollar-denominated cash and cash equivalents holdings do not result in foreign currency gains or losses in operations. Since QLT Inc. holds a portion of its monetary assets and liabilities in Canadian dollars, we are subject to translation gains and losses. These translation gains and losses are included in income for the period.
At June 30, 2010, we had no outstanding forward foreign currency contracts.
Contractual Obligations
Our material contractual obligations as of June 30, 2010 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space, office equipment and vehicles. Details of these contractual obligations are described in our Annual Report.

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
Outstanding Share Data
As of July 23, 2010, there were 52,461,406 common shares issued and outstanding for a total of $493.1 million in share capital. As of July 23, 2010, we had 6,811,459 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 4,160,309 were exercisable) at a weighted average exercise price of CAD $6.24 per share. Each stock option is exercisable for one common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, allocation of goodwill to divested businesses, the fair value of the mortgage receivable, note receivable and contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebate and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and tax liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of applicable Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate”, “project”, “believe”, “expect”, “forecast”, “outlook”, “plan”, “intend”, “estimate”, “should”, “may”, “assume”, “continue”, and variations of such words or similar expressions are intended to identify our forward-looking statements and forward-looking information. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of QLT to be materially different from the results of operations or plans expressed or implied by such forward-looking statements and forward-looking information. Many such risks, uncertainties and other factors are taken into account as part of our assumptions underlying the forward-looking statements and forward-looking information.
The following factors, among others, including those described under Item 1A. Risk Factors in our Annual Report and Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
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

Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate and therefore such statements and information included in this Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or our objectives and plans will be achieved. Any forward-looking statement and forward-looking information speaks only as of the date on which it is made. Except to fulfill our obligations under the applicable securities laws, we undertake no obligation to update any such statement or information to reflect events or circumstances occurring after the date on which it is made.
Financial guidance is contained in our earnings press releases issued on March 10, 2010 and July 27, 2010 which can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. Information contained in the earnings press releases and related Material Change Reports and Current Reports on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), and are not incorporated by reference herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report as well as “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report.
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
No change was made to our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our Annual Report and Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.
ITEM 1A. RISK FACTORS
In addition to other information set forth in this Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” of our Annual Report and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, which could materially affect our business, products, financial condition and operating results.
The risks described in our Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2,731,534 of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. On May 20, 2010, we increased the normal course issuer bid by 1,968,526 common shares to an aggregate 4,700,060 common shares, being 10% of the public float. All purchases are being effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with applicable regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Cumulative purchases under this program from November 3, 2009 through June 30, 2010 were 2,278,178 shares at an average price of $5.41, for a total cost of $12.3 million.
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended June 30, 2010:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2010 through April 30, 2010	—	—	—	1,635,644

May 1, 2010 through May 31, 2010	638,300	$6.14	638,300	2,965,870	(1)

June 1, 2010 through June 30, 2010	543,988	$6.01	543,988	2,421,882	(1)

Total	1,182,288	$6.08	1,182,288	2,421,882	(1)

(1)	On May 20, 2010, we increased the normal course issuer bid by 1,968,526 common shares.
ITEM 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: July 27, 2010	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2010	By:	/s/ Cameron R. Nelson
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