Form 10-Q/A
period 2010-03-31
QLT INC/BC
filed 2010-11-01
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-17082
QLT INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

101 — 887 Great Northern Way,
Vancouver, B.C., Canada	V5T 4T5
(Address of principal executive offices)	(Zip code)
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

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Exhibit 10.52
Exhibit 31.3
Exhibit 31.4

EXPLANATORY NOTE
QLT Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on May 6, 2010, in response to comments received from the Commission in connection with a request for confidential treatment of certain portions of Exhibit 10.52 to the Original Form 10-Q. Item 6 of Part II of the Original Form 10-Q is hereby amended to include a revised Exhibit Index and a revised redacted version of Exhibit 10.52, which is being filed herewith. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Commission, the Company has included with this Amendment certain currently dated certifications.
Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q or modify or update those disclosures therein in any way.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: November 1, 2010	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2010	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description

31.1	*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.

31.3		Rule 13a-14(a) Certification of the Chief Executive Officer.

31.4		Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	*	Section 1350 Certification of the Chief Executive Officer.

32.2	*	Section 1350 Certification of the Chief Financial Officer.

10.52	†	Distribution Services Agreement, dated effective as of January 1, 2010, by and between QLT Ophthalmics, Inc. and ASD Specialty Healthcare, Inc. d/b/a Besse Medical.

*	Previously filed or furnished, as applicable, with the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

†	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.