Form 10-Q
period 2010-09-30
QLT INC/BC
filed 2010-11-03
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010, the registrant had 51,142,205 outstanding shares of common stock.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

ITEM		PAGE
	PART I — FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2010 and September 30, 2009	3

	Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2010 and year ended December 31, 2009	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

4.	CONTROLS AND PROCEDURES	28

	PART II — OTHER INFORMATION

1.	LEGAL PROCEEDINGS	29

1A.	RISK FACTORS	29

2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

6.	EXHIBITS	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	September 30, 2010	December 31, 2009

ASSETS
Current assets
Cash and cash equivalents	$198,584	$188,114
Accounts receivable	9,198	9,465
Note receivable (Note 13)	10,000	9,259
Current portion of contingent consideration (Note 11)	34,360	33,587
Income taxes receivable	189	4,879
Inventories (Note 2)	2,525	2,874
Current portion of deferred income tax assets	3,909	5,608
Current portion of mortgage receivable (Note 3)	1,944	11,466
Other (Note 4)	1,827	6,052

	262,536	271,304

Property, plant and equipment	2,695	2,597
Deferred income tax assets	19,436	13,320
Mortgage receivable (Note 3)	5,831	—
Long-term inventories and other assets (Note 2 and 5)	14,048	14,925
Contingent consideration (Note 11)	99,074	117,491

	$403,620	$419,637

LIABILITIES
Current liabilities
Accounts payable	$3,554	$3,876
Income taxes payable	1,261	—
Accrued liabilities (Note 6)	5,608	5,574
Deferred revenue	—	4,244

	10,423	13,694

Uncertain tax position liabilities	1,622	1,489

	12,045	15,183

SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	479,159	506,023
September 30, 2010 — 51,134,427 shares
December 31, 2009 — 53,789,289 shares
Additional paid-in capital	287,886	275,592
Accumulated deficit	(478,439)	(480,130)
Accumulated other comprehensive income	102,969	102,969

	391,575	404,454

	$403,620	$419,637

See the accompanying “Notes to the Condensed Consolidated Financial Statements”.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars except share and per share information)	2010	2009	2010	2009

Revenues
Net product revenue (Note 9)	$5,535	$8,785	$24,786	$31,296
Royalties	3,050	—	9,891	—

	8,585	8,785	34,677	31,296

Costs and expenses
Cost of sales	1,869	2,202	11,813	12,693
Research and development	8,101	7,375	22,776	20,486
Selling, general and administrative	5,354	4,500	15,238	12,484
Depreciation	306	370	922	1,061
Litigation	—	316	—	650
Restructuring charges (recovery)	—	3	—	(144)

	15,630	14,766	50,749	47,230

Operating loss	(7,045)	(5,981)	(16,072)	(15,934)

Investment and other income (expense)
Net foreign exchange gains	409	7,517	78	14,292
Interest income	602	1,853	1,599	3,818
Interest expense	—	—	—	(1,848)
Fair value change in contingent consideration (Note 13)	5,206	—	10,167	—
Other gains (losses)	24	(9)	392	16

	6,241	9,361	12,236	16,278

(Loss) income from continuing operations before income taxes	(804)	3,380	(3,836)	344

Recovery of (provision for) income taxes (Note 12)	107	(1,144)	5,527	(472)

(Loss) income from continuing operations	(697)	2,236	1,691	(128)

Income from discontinued operations, net of income taxes (Note 10)	—	6,685	—	18,980

Net (loss) income	$(697)	$8,921	$1,691	$18,852

Basic net (loss) income per common share (Note 1)
Continuing operations	$(0.01)	$0.04	$0.03	$(0.00)
Discontinued operations	—	0.12	—	0.33

Net (loss) income	$(0.01)	$0.16	$0.03	$0.33

Diluted net (loss) income per common share (Note 1)
Continuing operations	$(0.01)	$0.04	$0.03	$(0.00)
Discontinued operations	—	0.12	—	0.33

Net (loss) income	$(0.01)	$0.16	$0.03	$0.33

Weighted average number of common shares outstanding (thousands)
Basic	51,656	54,624	52,794	56,844
Diluted	51,656	54,765	53,789	56,844

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

Cash provided by operating activities
Net (loss) income	$(697)	$8,921	$1,691	$18,852
Adjustments to reconcile net income to net cash from operating activities
Depreciation	306	373	922	1,072
Write-down of inventory	—	—	—	4,638
Write-down of investment	—	—	—	128
Gain on sale of long-lived assets	—	—	(317)	—
Share-based compensation	618	547	1,872	1,582
Unrealized foreign exchange gain	(425)	(7,445)	(113)	(12,418)
Interest earned on restricted cash	—	—	—	(295)
Interest earned on note receivable	(250)	—	(741)	—
Deferred income taxes	942	2,399	(4,337)	5,100
Changes in non-cash operating assets and liabilities
Appeal bond collateral	—	—	—	124,622
Accounts receivable	3,952	3,851	270	9,010
Inventories	273	2,255	757	(2,302)
Long term deposits and other assets	592	(222)	4,569	4,394
Accounts payable	383	349	73	(922)
Income taxes receivable	6,027	47,100	5,951	51,801
Accrued restructuring charge	—	(27)	—	(618)
Other accrued liabilities	684	(298)	12	(125,640)
Deferred revenue	—	(1,023)	(4,244)	(1,570)

	12,405	56,780	6,365	77,434

Cash provided by (used in) investing activities
Net proceeds from sale of long-lived assets	—	—	317	—
Purchase of property, plant and equipment	(231)	(469)	(1,430)	(492)
Proceeds from mortgage receivable	3,822	—	3,822	—
Proceeds from contingent consideration(1)	4,321	—	17,644	—

	7,912	(469)	20,353	(492)

Cash (used in) provided by financing activities
Common shares repurchased, including fees	(8,668)	—	(17,082)	(51,889)
Issuance of common shares	490	35	763	35

	(8,178)	35	(16,319)	(51,854)

Effect of exchange rate changes on cash and cash equivalents	152	2,766	71	3,556

Net increase in cash and cash equivalents	12,291	59,112	10,470	28,644
Cash and cash equivalents, beginning of period	186,293	134,927	188,114	165,395

Cash and cash equivalents, end of period	$198,584	$194,039	$198,584	$194,039

Supplementary cash flow information:

Interest paid	$—	$112	$—	$1,832 (2)
Income taxes paid	—	572	10	2,908

(1)
During the three months ended September 30, 2010, proceeds received on collection of the contingent consideration for the sale of all of the shares of QLT USA, Inc. to Tolmar Holding, Inc. were $9.5 million. Approximately $4.3 million of the proceeds were included within cash provided by investing activities. The remaining $5.2 million of the proceeds were recorded in the Statements of Operations as the fair value change in contingent consideration and were therefore reflected in the net (loss) income line item within cash used in operating activities.

During the nine months ended September 30, 2010, proceeds received on collection of the contingent consideration were $27.8 million. Approximately $17.6 million of the proceeds were included within cash provided by investing activities. The remaining $10.2 million of proceeds were recorded in the Statements of Operations as the fair value change in contingent consideration and were therefore reflected in the net (loss) income line item within cash used in operating activities.

(2)	At September 30, 2009 interest paid related to the MEEI judgment.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Shares		Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income		Deficit	Income (Loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at January 1, 2009	74,620,328	$702,221	$123,367	$97,206		$(579,564)	$—	$343,230

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $3.73 per share and U.S. $3.78 per share	35,751	170	(45)	—		—	—	125

Stock-based compensation	—	—	2,266	—		—	—	2,266

Common share repurchase	(20,866,790)	(196,368)	150,004	—		—	—	(46,364)

Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	5,763		—	5,763	5,763
Net income	—	—	—	—		99,434	99,434	99,434

Comprehensive income	—	—	—	—		—	105,197	—

Balance at December 31, 2009	53,789,289	$506,023	$275,592	$102,969		$(480,130)	$—	$404,454

Exercise of stock options, for cash, at CAD $3.73 per share	11,667	58	(15)	—		—	—	43

Stock-based compensation	—	—	561	—		—	—	561

Common share repurchase	(229,100)	(2,155)	978	—		—	—	(1,177)

Net income	—	—	—	—		3,403	3,403	3,403

Comprehensive income	—	—	—	—		—	3,403	—

Balance at March 31, 2010	53,571,856	$503,926	$277,116	$102,969		$(476,727)	$—	$407,284

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $3.73 per share	71,838	317	(86)	—		—	—	231

Stock-based compensation	—	—	574	—		—	—	574

Common share repurchase	(1,182,288)	(11,118)	3,881	—		—	—	(7,237)

Net loss	—	—	—	—		(1,015)	(1,015)	(1,015)

Comprehensive loss	—	—	—	—		—	(1,015)

Balance at June 30, 2010	52,461,406	$493,125	$281,485	$102,969		$(477,742)	$—	$399,837

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	139,815	669	(179)	—		—	—	490

Stock-based compensation	—	—	613	—		—	—	613

Common share repurchase	(1,466,794)	(14,635)	5,967	—		—	—	(8,668)

Net loss	—	—	—	—		(697)	(697)	(697)

Comprehensive loss	—	—	—	—		—	(697)

Balance at September 30, 2010	51,134,427	$479,159	$287,886	$102,969	(1)	$(478,439)	$—	$391,575

(1)
At September 30, 2010 our accumulated other comprehensive income is entirely related to prior years’ cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

See the accompanying “Notes to the Condensed Consolidated Financial Statements”.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Throughout this Quarterly Report on Form 10-Q (this “Report”), the words “we”, “us”, “our”, “the Company” and “QLT” refer to QLT Inc. and its wholly-owned subsidiaries, unless stated otherwise.
1. CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
We are a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet age-related macular degeneration (“wet AMD”) and developing our ophthalmic product candidates.
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
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
Reporting Currency and Functional Currency Change
We use the U.S. dollar as our reporting currency and functional currency for QLT Inc. and our subsidiaries. Previously, the Canadian dollar was the functional currency for QLT Inc. As a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis Pharma AG (“Novartis”), effective January 1, 2010 we changed the functional currency for QLT Inc., the Canadian parent company, to the U.S. dollar. The U.S. dollar reflects the currency of the economic environment in which QLT Inc. operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. The consolidated financial statements for the comparative periods were translated into U.S. dollars using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity was translated at the applicable historical rates. Revenues and expenses were translated at a weighted average rate of exchange for the respective years. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency of QLT Inc. are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
For periods commencing January 1, 2010, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Opening balances related to non-monetary assets and liabilities are based on prior period translated amounts, and nonmonetary assets and nonmonetary liabilities incurred after January 1, 2010 are translated at the approximate exchange rate prevailing at the date of the transaction. Revenue and expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in income or loss for the period.
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

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, the fair value of the mortgage receivable, contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebates and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.
Segment Information
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthamology. Our chief operating decision maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.
Revenue Recognition
With respect to Visudyne, under the terms of the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (“Amended PDT Agreement”), on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through one of our U.S. subsidiaries, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from U.S. Visudyne sales. Novartis continues to market and sell Visudyne outside the U.S. and now pays us a royalty on net sales of the product outside the U.S. instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Product Development, Manufacturing and Distribution Agreement. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors.
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
Discontinued Operations
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our then wholly-owned U.S. subsidiary, QLT USA. Net product revenue and royalties related to Eligard have been reported as discontinued operations for the prior periods.

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
The following table sets out the computation of basic and diluted net income (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars, except share and per share data)	2010	2009	2010	2009
Numerator:
(Loss) income from continuing operations	$(697)	$2,236	$1,691	$(128)
Income from discontinued operations, net of income taxes	—	6,685	—	18,980

Net (loss) income	$(697)	$8,921	$1,691	$18,852

Denominator: (thousands)
Weighted average common shares outstanding	51,656	54,624	52,794	56,844
Effect of dilutive securities:
Stock options	—	141	995	—

Diluted weighted average common shares outstanding (thousands)	51,656	54,765	53,789	56,844

Basic net (loss) income per common share
Continuing operations	$(0.01)	$0.04	$0.03	$(0.00)
Discontinued operations	—	0.12	—	0.33

Net (loss) income	$(0.01)	$0.16	$0.03	$0.33

Diluted net (loss) income per common share
Continuing operations	$(0.01)	$0.04	$0.03	$(0.00)
Discontinued operations	—	0.12	—	0.33

Net (loss) income	$(0.01)	$0.16	$0.03	$0.33

Excluded from the calculation of diluted net income per common share for the three months and nine months ended September 30, 2010 were 6,394,907 and 3,564,189 shares, respectively, related to stock options because their effect was anti-dilutive. For the three and nine months ended September 30, 2009, 4,794,290 and 5,908,273 shares, respectively, related to stock options were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive.
Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, trade receivables and payables, note receivable, contingent consideration and mortgage receivable approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). For foreign currency forward contracts, which are carried at fair value, our fair value estimate incorporates quoted market prices at the balance sheet date. The fair value estimates presented in this Report are based on information available to us as of September 30, 2010 and December 31, 2009.
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
In March 2010, the FASB ratified the EITF final consensus on Issue ASC 2010-17, Milestone Method of Revenue Recognition. The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of a substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We are currently evaluating this new consensus.
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The enhanced disclosure will provide financial statement users with an improved understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This standard is effective on a prospective basis for the first interim or annual period beginning after December 15, 2010. We do not expect the adoption of this pronouncement to have a material impact on our financial condition, results of operations or cash flows.
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
In June 2009, the FASB issued SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement became effective January 1, 2010. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.

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
2. INVENTORIES

(In thousands of U.S. dollars)	September 30, 2010	December 31, 2009

Raw materials and supplies	$236	$231
Work-in-process	28,042	29,782
Finished goods	553	—
Provision for excess inventory	(11,259)	(11,560)
Provision for non-completion of inventory	(2,185)	(2,185)

	15,387	16,268
Long-term inventory, net of provisions	(12,862)	(13,394)

	$2,525	$2,874

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.3 million, which was substantially applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand. During the nine month period ended September 30, 2010, $0.3 million was charged against this provision.
We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended September 30, 2010, there were no charges against the provision for non-completion of product inventory.
We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 5 — Long-Term Inventories and Other Assets.
3. MORTGAGE RECEIVABLE
Under the terms of the original mortgage agreement, our mortgage receivable was due on August 29, 2010 and comprised a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd. in 2008. Effective August 29, 2010, we entered into an amended mortgage agreement with Discovery Parks Holdings Ltd. pursuant to which we received payment of CAD $4.0 million on August 30, 2010. The remaining mortgage receivable of CAD $8.0 million comprises a two-year, 7.5% interest-only second mortgage, of which CAD $2.0 million will be due on or before May 1, 2011, and CAD $6.0 million will be due on August 29, 2012.
4. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	September 30, 2010	December 31, 2009

Inventory in transit previously held by Novartis	$—	$5,030
Prepaid expenses and other	1,827	1,022

	$1,827	$6,052

Inventory in transit comprised finished goods that were shipped to and were held by Novartis. Previously, upon delivery of inventory to Novartis, we were entitled to an advance equal to our cost of inventory. These shipments were included in deferred revenue at cost, and were recognized as revenue in the period of the related product sale and delivery by Novartis to third parties, where collection was reasonably assured. Effective January 1, 2010, under the terms of the Amended PDT Agreement with Novartis, we recognize revenue upon delivery to Novartis and other distributors. As a result, deferred revenue related to inventory previously shipped for sales outside the U.S. was recognized as revenue during the nine month period ended September 30, 2010.
5. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	September 30, 2010	December 31, 2009

Inventory, net of provisions	$12,862	$13,394
Other	1,186	1,531

	$14,048	$14,925

6. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2010	December 31, 2009

Royalties	$1,026	$1,273
Compensation	4,028	3,715
Interest	—	10
Other	554	576

	$5,608	$5,574

7. FOREIGN EXCHANGE FACILITY
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. It allows us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum limit of $70.0 million. The facility requires security in the form of cash or money market instruments based on contingent credit exposure for any outstanding foreign exchange transactions. At September 30, 2010, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange contracts.
8. SHARE CAPITAL
(a) Share Buy-Back Program
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2,731,534 of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. On May 20, 2010, we increased the normal course issuer bid by 1,968,526 common shares to an aggregate 4,700,060 common shares, being 10% of the public float. The normal course issuer bid expired on November 2, 2010. Cumulative purchases under this program through November 2, 2010 were 3,744,972 shares at an average price of $5.59 for a total cost of $20.9 million. All purchases under the bid were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased were cancelled. Previously, during the three months ended March 31, 2009, as a result of a modified Dutch Auction tender offer, we accepted for purchase and cancellation 20.0 million common shares at a price of $2.50 per share, totalling $50.0 million.

(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Annualized volatility	55.4%	53.6%	53.8%	53.6%
Risk-free interest rate	2.1%	2.2%	2.3%	1.8%
Expected life (years)	3.7	3.6	3.7	3.6
The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the terms of our stock options.
The weighted average grant date fair value of stock options granted during the three months ended September 30, 2010 and September 30, 2009 was CAD $2.79 and CAD $1.92, respectively. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2010 and September 30, 2009 was CAD $2.61 and CAD $1.08, respectively.
The impact on our results of operations of recording stock-based compensation for the three and nine months ended September 30, 2010 and September 30, 2009 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

Cost of sales	$5	$8	$158	$21
Research and development	338	218	957	706
Selling, general and administrative	275	321	757	872
Discontinued operations	—	—	—	(17)

Stock-based compensation expense before income taxes	618	547	1,872	1,582
Related income tax benefits	(13)	(13)	(32)	(35)

Stock-based compensation, net of income taxes	$605	$534	$1,840	$1,547

At September 30, 2010, total unrecognized estimated compensation cost related to non-vested stock options was $3.9 million, which is expected to be recognized over 36 months with a weighted-average period of 2.0 years. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2010 was $0.3 million and $0.6 million, respectively. Cash received from the exercise of the stock options during the three and nine months ended September 30, 2010 was CAD $0.5 million and CAD $0.8 million, respectively. We recorded cash received from the exercise of stock options of a negligible amount during the three and nine months ended September 30, 2009. Upon option exercise, we issue new shares of stock. The share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible for all periods presented above.
9. NET PRODUCT REVENUE
Under the terms of the Amended PDT Agreement with Novartis, on January 1, 2010, we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. In the nine months ended September 30, 2010, deferred revenue of $5.0 million related to inventory previously shipped to Novartis for sales outside the U.S. was recognized as revenue. Details of our revenue recognition accounting policy are described in Note 1 — Condensed Summary of Significant Accounting Policies.

Net product revenue for the three and nine months ended September 30, 2010 was determined as follows:

	Three months ended	Nine months ended
(In thousands of U.S. dollars)	September 30, 2010	September 30, 2010

U.S. Visudyne sales by QLT	$5,218	$16,668
Visudyne sales to Novartis	—	6,988
Add: Royalties reimbursed to QLT	308	999
Add: Other costs reimbursed to QLT	9	131

Net product revenue from Visudyne sales	$5,535	$24,786

Net product revenue for the three and nine months ended September 30, 2009 was determined as follows:

	Three months ended	Nine months ended
(In thousands of U.S. dollars)	September 30, 2009	September 30, 2009

Worldwide Visudyne sales by Novartis	$23,497	$80,236
Less: Marketing and distribution costs	(8,019)	(25,492)
Less: Inventory costs	(1,379)	(4,511)
Less: Royalties to third parties	(503)	(1,731)

	$13,596	$48,502

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$6,798	$24,251
Add: Advance on inventory costs from Novartis	762	3,646
Add: Royalties reimbursed to QLT	494	1,730
Add: Other costs reimbursed to QLT	731	1,669

Net product revenue from Visudyne sales	$8,785	$31,296

The tables below summarize end-user Visudyne sales for the three and nine months ended September 30, 2010 and September 30, 2009. In 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). In 2009, Visudyne was sold solely by Novartis on a worldwide basis, and our revenue was derived from our 50% share of Novartis’ net proceeds from Visudyne sales. See Note 1 — Condensed Summary of Significant Accounting Policies.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

U.S.	$5,218	$6,171	$16,668	$23,478
Europe	5,303	6,534	19,447	21,724
Rest of World	9,945	10,792	30,010	35,034

Worldwide	$20,466	$23,497	$66,125	$80,236

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

U.S.	25%	26%	25%	29%
Europe	26%	28%	29%	27%
Rest of World	49%	46%	46%	44%

Worldwide	100%	100%	100%	100%

10. DISCONTINUED OPERATIONS
As a result of our comprehensive business and portfolio review, we initiated a strategic restructuring of our operations in January 2008. On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA to Tolmar for up to an aggregate $230.0 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing, $10.0 million on October 1, 2010 and expect to receive up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo (“Sanofi”) and MediGene Aktiengesellschaft (“MediGene”) for the commercial marketing of Eligard in the U.S., Canada, and Europe (beginning with the royalties payable for Eligard sales that occurred in the quarter ended September 30, 2009). We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of September 30, 2010, we have received $36.3 million of the additional $200.0 million. We expect to receive the remaining $163.7 million on a quarterly basis, over the next four to eight years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We do not expect to have, nor have we had, any continuing involvement with this business following its sale. In addition, under the terms of the stock purchase agreement, Tolmar paid QLT an amount equal to the cash that QLT USA had on-hand at closing of $118.3 million.
See Note 13 — Financial Instruments and Concentration of Credit Risk for further information on fair value of contingent consideration.
Operating results of QLT USA included in discontinued operations for the three and nine months ended September 30, 2009, are summarized as follows:

	Three months ended	Nine months ended
(In thousands of U.S. dollars)	September 30, 2009	September 30, 2009

Product revenue and other	$9,626	$28,625
Royalty revenue	10,563	32,148

Net revenue	20,189	60,773

Operating pre-tax income	9,492	29,174
Other gains	1,828	1,828

Pre-tax income	11,320	31,002

Provision for income taxes	(4,635)	(12,022)

Net income from discontinued operations	$6,685	$18,980

11. CONTINGENT CONSIDERATION
Contingent consideration arising on the sale of QLT USA was measured at a fair value of $133.4 million at September 30, 2010, of which $34.3 million was classified as the current portion. See Note 10 — Discontinued Operations and Note 13 — Financial Instruments and Concentration of Credit Risk. As at September 30, 2010, we have received $36.3 million of the up to $200.0 million of contingent consideration payable to us, leaving a balance of up to $163.7 million.
12. INCOME TAXES
The change in the tax provision for the nine month period ended September 30, 2010 was primarily due to the restructuring of our PDT Agreement with Novartis, the fair value accounting change in contingent consideration, and changes in the overall mix of income (loss) in the jurisdictions in which we operate.
Although there was no pre-tax impact, for tax purposes, the amendment of our PDT Agreement with Novartis resulted in the disposition of certain assets and the acquisition of others. The net result was a benefit of $5.6 million in the statement of operations for the nine month period ended September 30, 2010, which is reflected as a long-term deferred tax asset on the balance sheet that will benefit us over time.
On October 1, 2009, we sold all of the shares of QLT USA to Tolmar for up to an aggregate $230.0 million. For Canadian income tax purposes only 50% of capital gains and capital losses are generally included in the determination of income for tax purposes and, as such, 50% of the fair value change in the contingent consideration reported for accounting purposes is not taxable (or deductible, in the case of a loss). Our tax provision was positively impacted in respect of the non-taxable portion of fair value change in contingent consideration income reported for the three and nine month periods ended September 30, 2010.

13. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, note receivable, mortgage receivable and, from time to time, forward currency contracts. The note and mortgage owed to us are recorded as receivables and are carried at amortized cost. Our note receivable related to the sale of QLT USA (which was paid to us on October 1, 2010) was recorded at fair value using a discount rate of 11%. Based on market information, the book values of our note receivable and mortgage receivable approximate fair value. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.
The following table provides information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value
	September 30,	Fair Value Measurements at September 30, 2010
(In thousands of U.S. dollars)	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$198,584	$198,584	$—	$—
Contingent consideration(1)	133,434	—	—	133,434

Total	$332,018	$198,584	$—	$133,434

(1)
To estimate the fair value of contingent consideration at September 30, 2010, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 10.0% determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing, and foreign exchange assumptions based on historical sales data, expected future competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $2.4 million, from $133.4 million to $131.0 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $2.8 million, from $133.4 million to $130.6 million. Additionally, the fair value change in contingent consideration is positively impacted by the passage of time since the remaining cash flows are closer to collection, therefore increasing their present value.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at December 31, 2008	$—
Transfers to Level 3	156,240
Settlements	(8,441)
Fair value change in contingent consideration	3,279

Balance at December 31, 2009	$151,078
Transfers to Level 3	—
Settlements	(10,287)
Fair value change in contingent consideration	2,443

Balance at March 31, 2010	$143,234
Transfers to Level 3	—
Settlements	(7,998)
Fair value change in contingent consideration	2,519

Balance at June 30, 2010	$137,755
Transfers to Level 3	—
Settlements	(9,527)
Fair value change in contingent consideration	5,206

Balance at September 30, 2010	$133,434

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
At September 30, 2010, we had no outstanding forward foreign currency contracts. The net unrealized loss in respect of foreign currency contracts for the three month period ended September 30, 2009 was approximately $0.1 million, which was included in our results of operations.
Other financial instruments that potentially subject us to concentration of credit risk include our cash, cash equivalents, accounts receivable, note receivable (which was paid to us on October 1, 2010), contingent consideration, and mortgage receivable. In order to limit our credit exposure, our policy in regards to cash and cash equivalents is to deposit our cash with high quality financial institutions and invest in investment grade money market instruments. Furthermore, we limit our investment in any particular issuer to a maximum of 5% of our total portfolio unless it is a government issuer, money market fund, or term deposit.
Our contingent consideration, as at September 30, 2010, represents amounts owed on a quarterly basis equal to 80% of the royalties paid under the license agreements with Sanofi and MediGene for the commercial marketing of Eligard in the U.S., Canada and Europe until the earlier of QLT receiving $200.0 million or October 1, 2024. As of September 30, 2010, we have received $36.3 million of the $200.0 million.
As at September 30, 2010, our accounts receivable comprised primarily amounts owing from Novartis and ASD Specialty Healthcare, Inc. d/b/a Besse Medical (our principal U.S. wholesale distributor of Visudyne). As at September 30, 2009, our accounts receivable comprised primarily amounts owing from Novartis, MediGene, and sanofi-aventis US LLC.
On October 1, 2010, we received payment of the note receivable of $10.0 million in accordance with the stock purchase agreement for the sale of all of the shares of QLT USA to Tolmar.
Our mortgage receivable, as at September 30, 2010, comprises a two-year, 7.5% interest-only second mortgage in the amount of CAD $8.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd. on August 29, 2008. See Note 3 — Mortgage Receivable.

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
OVERVIEW
QLT is a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet age-related macular degeneration (“wet AMD”), and developing our ophthalmic product development candidates.
Over the last two years we have narrowed our focus to development and commercial efforts in the field of ophthalmology. In 2008, we initiated a strategic corporate restructuring designed to enhance shareholder value and focus our business on our ophthalmic assets. Under the strategic corporate restructuring we disposed of all of our non-core assets, including Aczone®, approved for the treatment of acne vulgaris, the Atrigel® sustained-release drug delivery technology (except for certain rights retained by us), the Eligard® line of products, approved for the treatment of prostate cancer, and our land and building comprising our corporate headquarters in Vancouver, B.C. We are now a biotechnology company focused on developing and commercializing products for use in the field of ophthalmology.
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
Under the stock purchase agreement with TOLMAR Holding, Inc. (“Tolmar”), pursuant to which we sold all of the shares of our U.S. subsidiary, QLT USA, and its principal asset, Eligard, we are entitled to future payments of up to an additional $200.0 million (of which we have received $36.3 million as of September 30, 2010), payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo Inc. (“Sanofi”) and MediGene Aktiengesellschaft (“MediGene”) for the commercial marketing of Eligard in the U.S., Canada and Europe. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024.

Research and Development
We devote significant resources to research and development programs in various stages of development. Our current research and development efforts are focused on:
Punctal Plug Drug Delivery System for the treatment of glaucoma and allergic conjunctivitis. The majority of our research and development efforts are directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are presently conducting Phase II drug delivery and device studies in the latanoprost punctal plug drug delivery system (“L-PPDS”) for the treatment of glaucoma and ocular hypertension. We have also recently initiated an additional masked, randomized, active-controlled Phase II clinical trial examining the safety and efficacy of the L-PPDS in glaucoma patients. This trial features simultaneous placement of punctal plugs in both the upper and lower puncta in order to deliver an approximate bioavailable daily drug load approaching that of daily administered Xalatan® eye drops. The objective of the study is to enable a go/no go decision with respect to ongoing development of this molecule in our punctal plug drug delivery system. Data from this trial is expected in the first half of 2011. In addition, we have also recently initiated a masked, randomized, active-controlled Phase II proof-of-concept study examining the safety and efficacy of the olopatadine punctal plug drug delivery system in patients suffering from allergic conjunctivitis. Data from this trial is expected to be available in the first half of 2011.
QLT091001 for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. In December 2009, we initiated a Phase Ib clinical proof-of-concept study of QLT091001, an orally administered synthetic retinoid replacement therapy for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) due to inherited deficiency of RPE65 or LRAT genes. LCA is an inherited progressive retinal degenerative disease that leads to retinal dysfunction and significant visual impairment beginning at birth. On April 20, 2010, we announced interim results from the first three LRAT subjects enrolled in the Phase Ib study. In October, 2010 we expanded the Phase Ib proof-of-concept study of QLT091001 to include patients with Retinitis Pigmentosa (“RP”), a set of hereditary retinal diseases demonstrating clinical features similar to LCA and also resulting from genetic mutations of either RPE65 or LRAT. RP is characterized by degeneration of rod and cone photoreceptors, resulting in a more variable loss of vision in late childhood to adulthood. The Phase Ib trial is an open-label, single-center multinational study to evaluate the safety profile and early dosimetry effects of QLT091001 on retinal function. Up to a total of 24 patients diagnosed with LCA (6 LRAT mutations, 6 RPE65 mutations) or RP (6 LRAT mutations, 6 RPE65 mutations) will be enrolled.
Over the course of the year, we have also conducted formulation and development work on QLT091568, a prodrug of a beta adrenergic antagonist (a novel beta blocker), investigating its potential ability to lower intra-ocular pressure in glaucoma and ocular hypertension patients. We discontinued development of QLT091568 in October 2010. QLT091568 (formerly known as OT-730) was acquired on December 30, 2009 from Othera Pharmaceuticals, Inc. and Othera Holding, Inc.
RESULTS OF OPERATIONS
For the three and nine months ended September 30, 2010, we recorded a net loss of $0.7 million and net income of $1.7 million, or $0.01 net loss and $0.03 net income per common share, respectively. These results compare with a net income of $8.9 million and $18.9 million, or $0.16 and $0.33 net income per common share for the three and nine months ended September 30, 2009, respectively. Detailed discussion and analysis of our results of operations are as follows:
Revenues
Under the terms of the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (“Amended PDT Agreement”), on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. Novartis continues to market and sell Visudyne outside the U.S. and now pays us a royalty on net sales of the product outside the U.S. instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Product Development, Manufacturing, and Distribution Agreement (the “PDT Agreement”). Accordingly, deductions related to: manufacturing and distribution costs, inventory costs, royalties to third parties, and reimbursements related to advance on inventory costs from Novartis are no longer applicable. However, Novartis is still responsible for royalties reimbursed to QLT for Visudyne sales outside the U.S., and certain other costs reimbursed to QLT. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors. Details of our revenue recognition accounting policy are described in Note 1 — Condensed Summary of Significant Accounting Policies.

Net product revenue for the three and nine months ended September 30, 2010 was determined as follows:

	Three months ended	Nine months ended
(In thousands of U.S. dollars)	September 30, 2010	September 30, 2010

U.S. Visudyne sales by QLT	$5,218	$16,668
Visudyne sales to Novartis	—	6,988
Add: Royalties reimbursed to QLT(1)	308	999
Add: Other costs reimbursed to QLT(2)	9	131

Net product revenue from Visudyne sales	$5,535	$24,786

Net product revenue for the three and nine months ended September 30, 2009 was determined as follows:

	Three months ended	Nine months ended
(In thousands of U.S. dollars)	September 30, 2009	September 30, 2009

Worldwide Visudyne sales by Novartis	$23,497	$80,236
Less: Marketing and distribution costs(3)	(8,019)	(25,492)
Less: Inventory costs(4)	(1,379)	(4,511)
Less: Royalties to third parties(5)	(503)	(1,731)

	$13,596	$48,502

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$6,798	$24,251
Add: Advance on inventory costs from Novartis(6)	762	3,646
Add: Royalties reimbursed to QLT(1)	494	1,730
Add: Other costs reimbursed to QLT(2)	731	1,669

Net product revenue from Visudyne sales	$8,785	$31,296

(1)	“Add: Royalties reimbursed to QLT”

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

For previous periods, this represented reimbursement by Novartis to us of our portion of the marketing and distribution costs described in (3) below. Our marketing and distribution costs included marketing support, legal and administrative expenses that we incurred in support of Visudyne sales. For the periods commencing after December 31, 2009, this represents certain administrative expenses we incur on behalf of Novartis under the Amended PDT Agreement.

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

For the three months ended September 30, 2010, net product revenue from Visudyne decreased by $3.2 million, or 37%, to $5.5 million compared to $8.8 million for the three months ended September 30, 2009. The decrease was due to a 13% decline in Visudyne sales (presented below) over the same period in the prior year, as well as the impact of the change in the determination of net product revenue in 2010 under the Amended PDT Agreement. The decline in Visudyne sales was primarily the result of lower end user demand due to competing therapies.
For the nine months ended September 30, 2010, net product revenue from Visudyne decreased by $6.5 million, or 21%, to $24.8 million compared to $31.3 million for the nine months ended September 30, 2009. The decrease was due to an 18% decline in Visudyne sales (presented below) over the same period in the prior year, as well as the impact of the change in the determination of net product revenue in 2010 under the Amended PDT Agreement. The decline in Visudyne sales was primarily the result of lower end user demand due to competing therapies. The decrease was offset by the recognition of $5.0 million of deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S.
The tables below summarize end-user Visudyne sales by dollar amount and by percentage for the three and nine months ended September 30, 2010 and September 30, 2009. In 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). In 2009, Visudyne was sold solely by Novartis on a worldwide basis, and our revenue was derived from our 50% share of Novartis’ net proceeds from Visudyne sales. See Note 1 — Condensed Summary of Significant Accounting Policies.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

U.S.	$5,218	$6,171	$16,668	$23,478
Europe	5,303	6,534	19,447	21,724
Rest of World	9,945	10,792	30,010	35,034

Worldwide	$20,466	$23,497	$66,125	$80,236

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

U.S.	25%	26%	25%	29%
Europe	26%	28%	29%	27%
Rest of World	49%	46%	46%	44%

Worldwide	100%	100%	100%	100%

The worldwide sale of Visudyne is our only source of revenue. While we have sought to protect our proprietary Visudyne technology by, among other things, obtaining and licensing patents in the U.S., Europe, Japan, and other jurisdictions, because Visudyne is a mature pharmaceutical product, some of the key U.S. patents protecting it have expired or will expire in the near future. For example, one of the U.S. patents (U.S. Patent No. 5,214,036) covering lipid-based formulations of the compound verteporfin (the active ingredient in Visudyne) expired on May 25, 2010, and the U.S. patent (U.S. Patent No. 5,095,030) covering the compound verteporfin has an expiry date of September 9, 2011. See Item 1. BUSINESS — Patents, Trademarks and Proprietary Rights in our Annual Report for a more detailed discussion of our Visudyne patent portfolio. Generally, once all patent protection expires, market exclusivity is lost. As is inherent in the biopharmaceutical industry, the loss of market exclusivity can result in significant competition from market entry of generic versions of products, which can have a significant adverse effect on product revenues. However, the effect of the expiration of one or more patents covering a biopharmaceutical product will depend upon a number of factors, such as the extent to which the product is protected by other patents in a relevant jurisdiction, the nature of the market and the position of the product in it, the growth or decline of the market and the complexities and economics of the process for manufacture of the product. Based upon our consideration of these and other factors as they relate specifically to Visudyne, we believe that the expiration of the U.S. patent covering lipid-based formulations of verteporfin in 2010 and the expiration of the U.S. patent covering the compound verteporfin in 2011 are unlikely to have a material adverse effect on our revenues over the next several years since, among other things:
•
we own and license additional U.S. patents covering lipid-based formulations of verteporfin and approved uses of Visudyne that provide additional patent protection for Visudyne and do not expire until, at the latest, 2015 and 2016, respectively;

•
in Europe and Japan, the basic patents covering the verteporfin compound do not expire until 2014 and additional patents and patent applications relating to lipid-based formulations of verteporfin and approved uses of Visudyne do not expire until, at the latest, 2016 and 2017, respectively; and

•
relative to the sale of many other biopharmaceutical products, Visudyne does not generate significant revenue and the manufacturing process is complex, which may make Visudyne a less desirable generic target.

Royalties
Under the Amended PDT Agreement, Novartis continues to market and sell Visudyne outside the U.S. and, effective January 1, 2010, pays us a 20% royalty on net sales of the product outside the U.S. For the three and nine months ended September 30, 2010, we earned $3.1 million and $9.9 million of royalties under the Amended PDT Agreement, respectively.
Costs and Expenses
Cost of Sales
For the three months ended September 30, 2010, cost of sales of $1.9 million decreased $0.3 million, or 15%, compared to $2.2 million for the same period in 2009. The decrease in cost of sales was primarily related to the drop in Visudyne sales over the same period in the prior year. For the nine months ended September 30, 2010, cost of sales of $11.8 million decreased $0.9 million, or 7%, compared to $12.7 million for the same period in 2009. The decrease was related to the prior period inventory write-down of $4.6 million partially offset by $4.0 million in the current period cost of sales associated with the recognition of deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S.
Research and Development
Research and development, or R&D, expenditures increased 10% to $8.1 million for the three months ended September 30, 2010 compared to $7.4 million in the same period in 2009. For the nine months ended September 30, 2010, R&D expenditures increased 11% to $22.8 million compared to $20.5 million in the same period in 2009. For each period, the increase was due to higher spending on the synthetic retinoid program and QLT091568, as well as strengthening of the Canadian dollar relative to the U.S. dollar, offset by lower spending on the punctal plug program and Visudyne combination studies.

The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:
•	inability to design devices to function as expected,

•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug,

•	changes in the regulatory environment,

•	introduction of competing technologies and treatments,

•	unexpected safety issues,

•	patent application, maintenance and enforcement issues,

•	inability to operate without infringing the proprietary rights of others,

•	changes in the commercial marketplace,

•	difficulty enrolling patients in, or keeping them in, our clinical studies,

•	delays in study progression, including study site, Institutional Review Board and regulatory delays,

•	positive study progression and results,

•	failure to meet favorable study endpoints,

•	inability to develop cost effective manufacturing methods that comply with regulatory standards,

•	inability to attract personnel or retain personnel with expertise required by our development program,

•	inability to manufacture sterile supplies necessary for composition of products,

•	uncertainties related to collaborative arrangements,

•	environmental risks, and

•	other factors referenced under Item 1A, Risk Factors.
We may also undertake new R&D projects that may significantly affect our future spending and activities.
R&D expenditures by therapeutic area were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2010	2009	2010	2009

Ocular	$8,101	$7,276	$22,530	$20,057
Other	—	99	246	429

	$8,101	$7,375	$22,776	$20,486

Selling, General and Administrative Expenses
For the three months ended September 30, 2010, selling, general and administrative, or SG&A, expenses increased 19% to $5.4 million compared to $4.5 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, SG&A expenses increased 22% to $15.2 million compared to $12.5 million for the same period in 2009. The increases were primarily due to the launch of a direct marketing and sales force in the U.S. and the strengthening of the Canadian dollar relative to the U.S. dollar, partially offset by a $0.6 million charge for capital tax in the prior period.
Investment and Other Income (Expense)
Net Foreign Exchange Gains
For the three and nine months ended September 30, 2010, net foreign exchange gains comprised gains from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See the section entitled “Liquidity and Capital Resources — Interest and Foreign Exchange Rates” below.
Interest Income
For the three months ended September 30, 2010, interest income decreased 68% to $0.6 million compared to $1.9 million for the same period in 2009. The decrease occurred because the prior period included $1.6 million of interest earned on tax refunds, which was partially offset by $0.3 million of interest earned on the note receivable in the current period. For the nine months ended September 30, 2010, interest income decreased by 58% to $1.6 million compared to $3.8 million for the same period in 2009. The decrease for the nine month period occurred primarily because the prior period included $2.7 million of interest earned on tax refunds partially offset by $0.7 million of interest earned on the note receivable this year.

Interest Expense
No interest expense has been incurred during the nine months ended September 30, 2010. For the nine month period ended September 30, 2009, interest expense of $1.8 million was entirely related to interest expense on the post judgment accrued liability associated with the Massachusetts Eye and Ear Infirmary (“MEEI”) patent litigation damage award. The judgment was paid during the three months ended June 30, 2009, subsequent to which no further interest expense was incurred.
Fair Value Change Contingent Consideration
As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and MediGene for the commercial marketing of Eligard in the U.S., Canada, and Europe. The fair value of the $163.7 million remaining payments from Tolmar is reported as contingent consideration on our balance sheet, and is estimated using a discounted cash flow model.
Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.
For the three and nine months ended September 30, 2010, we recorded gains from fair value change in contingent consideration of $5.2 million and $10.2 million, respectively, which were primarily due to the passage of time.
Other Income
For the nine month period ended September 30, 2010, other income included $0.3 million related to the out-license and sale of certain non-core assets, including the out-license of Lemuteporfin.
Income from Discontinued Operations
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of QLT USA to Tolmar. In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA were excluded from continuing operations and reported as discontinued operations for the prior periods.
Income Taxes
The change in the tax provision for the nine month period ended September 30, 2010 was primarily due to the restructuring of our PDT Agreement with Novartis, the fair value accounting change in contingent consideration, and changes in the overall mix of income (loss) in the jurisdictions in which we operate.
Although there was no pre-tax impact, for tax purposes, the amendment of our PDT Agreement with Novartis resulted in the disposition of certain assets and the acquisition of others. The net result was a benefit of $5.6 million in the statement of operations for the nine months ended September 30, 2010, which is reflected as a long-term deferred tax asset on the balance sheet that will benefit us over time.
On October 1, 2009, we sold all of the shares of QLT USA to Tolmar for up to an aggregate $230.0 million. For Canadian income tax purposes only 50% of capital gains and capital losses are generally included in the determination of income for tax purposes and as such, 50% of the fair value change in the contingent consideration reported for accounting purposes is not taxable (or deductible, in the case of a loss). Our tax provision was positively impacted in respect of the non-taxable portion of fair value change in contingent consideration income reported for the three and nine month periods ended September 30, 2010.
LIQUIDITY AND CAPITAL RESOURCES
General
In 2010 and future periods, we expect our cash resources and working capital, cash flow from operations, cash from the collection of the contingent consideration, and other available financing resources to be sufficient to fund current product development, operating requirements, liability requirements, potential acquisition and licensing activities, milestone payments, and potential repurchases of our common shares.

If adequate capital is not available, our business could be materially and adversely affected. Factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; levels of future sales of Visudyne; the progress of our R&D programs, including preclinical and clinical testing; future share repurchases; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; the expiration of our Visudyne patents and potential loss of market exclusivity for Visudyne; acquisition and licensing activities, milestone payments; and our ability to establish collaborative arrangements with other organizations.
Sources and Uses of Cash
We finance operations, product development and capital expenditures primarily through existing cash, proceeds from our commercial operations, sales of assets and interest income.
For the three month period ended September 30, 2010, we generated $12.4 million of cash from operations, down from $56.8 million for the same period in 2009. The $44.4 million negative cash flow variance was primarily attributable to:
•	A negative operating cash flow variance from lower net tax refunds of $36.5 million;
•
A negative operating cash flow variance from lower cash receipts from product sales and royalties of $19.3 million primarily due to the divestiture of the Eligard product line as part of the sale of QLT USA;

•	A negative operating cash flow variance from lower investment and other income of $1.2 million;
•	A positive operating cash flow variance from proceeds related to the fair value change in contingent consideration of $5.2 million; and
•
A positive operating cash flow variance from lower operating and inventory related expenditures of $7.4 million, primarily due to the divestiture of the Eligard product line as part of the sale of QLT USA.

During the three month period ended September 30, 2010, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $4.3 million and proceeds from collection of the mortgage receivable of $3.8 million, offset by capital expenditures of $0.2 million.
For the three month period ended September 30, 2010, our cash flows used in financing activities consisted primarily of common shares repurchased for $8.7 million, including share repurchase costs, offset by $0.5 million received for the issuance of common shares related to the exercise of stock options.
For the nine months ended September 30, 2010, we generated $6.4 million of cash from operations, down from $77.4 million for the same period in 2009. The $71.0 million negative cash flow variance is primarily attributable to:
•
A negative operating cash flow variance from lower cash receipts from product sales and royalties of $68.8 million primarily due to the divestiture of the Eligard product line as part of the sale of QLT USA;

•	A negative operating cash flow variance from lower net tax refunds of $37.1 million;
•	A negative operating cash flow variance from lower foreign exchange gains of $5.2 million;
•	A negative operating cash flow variance from lower investment and other income of $1.4 million;
•	A positive operating cash flow variance from lower restructuring costs of $0.5 million;
•	A positive cash flow variance from settlement of the MEEI judgment resulting in the release of the appeal bond and an additional $2.2 million payment in 2009;
•	A positive operating cash flow variance from proceeds related to the fair value change in contingent consideration of $10.2 million; and
•
A positive operating cash flow variance from lower operating and inventory related expenditures of $28.6 million primarily due to the divestiture of the Eligard product line as part of the sale of QLT USA.

During the nine months ended September 30, 2010, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $17.6 million, proceeds from collection of the mortgage receivable of $3.8 million and net proceeds on the license and sale of non-core assets of $0.3 million, offset by capital expenditures of $1.4 million.

For the nine month period ended September 30, 2010, our cash flows used in financing activities consisted primarily of common shares repurchased for $17.1 million, including share repurchase costs, offset by $0.8 million received for the issuance of common shares related to the exercise of stock options.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2010, we had $198.6 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of 57 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at September 30, 2010, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.
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
At September 30, 2010, we had no outstanding forward foreign currency contracts.
Contractual Obligations
Our material contractual obligations as of September 30, 2010 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space, office equipment and vehicles. Details of these contractual obligations are described in our Annual Report.
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
Outstanding Share Data
As of November 1, 2010, there were 51,142,205 common shares issued and outstanding for a total of $479.2 million in share capital. As of November 1, 2010, we had 6,267,129 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 4,030,654 were exercisable) at a weighted average exercise price of CAD $5.53 per share. Each stock option is exercisable for one common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, allocation of goodwill to divested businesses, the fair value of the mortgage receivable, contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebate and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and tax liabilities. Actual results may differ from estimates made by management. The revenue recognition and contingent consideration accounting policies which we believe are critical to aid in fully understanding and evaluating our reported financial results are set out below. Please refer to our Critical Accounting Policies and Estimates included as part of our Annual Report for other accounting policies which we believe are critical to aid in fully understanding and evaluating our reported financial results.
Revenue Recognition
With respect to Visudyne, under the terms of the Amended PDT Agreement with Novartis, on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from U.S. Visudyne sales. Novartis continues to market and sell Visudyne outside the U.S. and now pays us a royalty on net sales of the product, instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Agreement with Novartis. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors.
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
To estimate the fair value of contingent consideration at September 30, 2010, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 10% determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing, and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $2.4 million, from $133.4 million to $131.0 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $2.8 million, from $133.4 million to $130.6 million. Additionally, the fair value change in contingent consideration is positively impacted by the passage of time since the remaining cash flows are closer to collection, thereby increasing their present value.
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

The following factors, among others, including those described under Item 1A. Risk Factors in our Annual Report and Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	levels of future sales of Visudyne, including the impact of competition or loss of patent protection;
•	our ability to effectively market and sell Visudyne in the U.S.;
•	the ability of Novartis to effectively market and sell Visudyne in countries outside the U.S.;
•	our continued ability to supply Visudyne to our customers;
•	our expectations regarding Visudyne label changes, reimbursement and sales;
•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard;
•	unanticipated future operating results;
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
Updated financial guidance is contained in our earnings press release issued on November 3, 2010 which can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. Information contained in the earnings press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act”), and are not incorporated by reference herein.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report as well as “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report.

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
No change was made to our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2,731,534 of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. On May 20, 2010, we increased the normal course issuer bid by 1,968,526 common shares to an aggregate 4,700,060 common shares, being 10% of the public float. The normal course issuer bid expired on November 2, 2010. Cumulative purchases under this program from November 3, 2009 through November 2, 2010 were 3,744,972 shares at an average price of $5.59, for a total cost of $20.9 million. All purchases under the bid were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased were cancelled.
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended September 30, 2010:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total	Average	Shares Purchased as	of Shares that May
	Number of	Price	Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
July 1, 2010 through July 31, 2010	134,700	$5.62	134,700	2,287,182

August 1, 2010 through August 31, 2010	883,906	$5.72	883,906	1,403,276

September 1, 2010 through September 30, 2010	448,188	$6.24	448,188	955,088

Total	1,466,794	$5.87	1,466,794	955,088	(1)

(1)	No purchases were made under the normal course issuer bid from October 1, 2010 through to its expiry on November 2, 2010.

ITEM 6. EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: November 3, 2010	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	By:	/s/ Cameron R. Nelson
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