Form 10-K
period 2010-12-31
QLT INC/BC
filed 2011-03-01
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $5.75, as reported on the NASDAQ Stock Market) was approximately U.S. $301,653,085.
As of February 25, 2011 the registrant had 51,154,392 outstanding common shares.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2010) for its annual meeting to be held on May 26, 2011, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Note regarding references to QLT
Throughout this Annual Report on Form 10-K (this “Report”), the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and our wholly owned subsidiaries, QLT Plug Delivery, Inc., QLT Therapeutics, Inc., and QLT Ophthalmics, Inc., unless stated otherwise.
Note regarding Currency and Accounting Standards
In this Report all dollar amounts are in U.S. dollars, except where otherwise stated, and financial reporting is made in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
We use the U.S. dollar as our reporting currency. For the year ended December 31, 2009 the Canadian dollar was the functional currency for the parent company, QLT Inc., and the U.S. dollar was the functional currency for our U.S. subsidiaries. On January 1, 2010, the functional currency of QLT Inc. was changed to the U.S. dollar as a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne® patents from Novartis.
Note regarding Exchange Rates
The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

	2010	2009	2008	2007	2006

High	$1.0776	$1.2995	$1.2971	$1.1852	$1.1726
Low	0.9960	1.0289	0.9717	0.9168	1.0989
Average	1.0298	1.1412	1.0660	1.0734	1.1340
Period End	1.0009	1.0461	1.2240	0.9881	1.1652
Note regarding Trademarks
The following words used in this Report are trademarks:
•	Aczone® is a registered trademark of Allergan, Inc.
•	Atrigel® is a registered trademark of TOLMAR Therapeutics, Inc.
•	Avastin® is a registered trademark of Genentech, Inc.
•	Eligard® is a registered trademark of Sanofi-Aventis Corp.
•	Lucentis® is a registered trademark of Genentech, Inc.
•	PatadayTM is a trademark of Alcon, Inc.
•	Patanol® is a registered trademark of Alcon Research, Ltd.
•	Visudyne® is a registered trademark of Novartis AG.
•	Xalatan® is a registered trademark of Pfizer Health AB.
Any words used in this Report that are trademarks but are not referred to above are the property of their respective owners.

QLT INC.
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2010

PART I

Item 1.	BUSINESS
Overview
QLT is a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”), and developing our ophthalmic product candidates.
Products, Revenues and Other Sources of Funds
We have one commercial product, Visudyne, which utilizes light-activated photodynamic therapy (“PDT”) to treat the eye disease known as wet AMD, the leading cause of blindness in people over the age of 50 in North America and Europe. Visudyne is also used for the treatment of subfoveal choroidal neovascularization (“CNV”) secondary to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis Pharma AG of Switzerland (“Novartis”) and is marketed and sold in over 80 countries worldwide. Total revenue from the sale of Visudyne for each of the fiscal years ended December 31, 2010, 2009 and 2008 was $44.7 million, $42.1 million and $48.3 million, respectively.
On January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis continues to market and sell Visudyne for ophthalmic use outside the U.S. and pays us a royalty on net sales of the product.
On October 1, 2009, we divested the Eligard® line of products as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo Inc. (“Sanofi”) and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011 has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in the U.S., Canada and Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of December 31, 2010, we had received an aggregate $45.4 million of contingent consideration. See the section entitled “Eligard® Contingent Consideration” below.
Research and Development
As a result of our strategic corporate restructuring in 2008 and 2009, we narrowed our research and development focus to the field of ophthalmology. Our current research and development efforts are focused on:
Punctal Plug Drug Delivery System for the treatment of Glaucoma and Allergic Conjunctivitis. The majority of our research and development spending for the past three years has been directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are targeting the treatment of glaucoma and ocular hypertension and are presently conducting a Phase II study in the latanoprost punctal plug drug delivery program (“L-PPDS”). The objective of the Phase II study is to enable a go/no-go decision with respect to the L-PPDS program. Analysis and results from this study are expected in the second or third quarter of 2011.
We also recently announced the results of a Phase II proof-of-principle study for the treatment of allergic conjunctivitis through the sustained release of olopatadine in our punctal plug drug delivery system (“O-PPDS”). The data from the study demonstrated that there were no significant differences noted between the O-PPDS and placebo-PPDS subjects with respect to reduction in the signs and symptoms of allergic conjunctivitis, with both cohorts showing similar improvements. The equivocal results support the notion that the EEC model, as utilized in the conduct of the trial, was not sufficiently sensitive to adequately demonstrate the potential benefit of the O-PPDS in patients suffering from allergic conjunctivitis. See the section entitled “Punctal Plug Drug Delivery System” under “Our Products in Development” below. We plan to continue to evaluate alternative study designs for the O-PPDS, however, further clinical trials of the O-PPDS are pending the outcome of the ongoing L-PPDS study.

This platform technology may be suited for delivery of other types of molecules to the tear film of the eye in order to treat anterior segment diseases of the eye. This could include other medications for glaucoma, or other diseases or conditions of the eye including allergy, dry eye, and ocular inflammation.
QLT091001 for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently conducting a Phase Ib clinical proof-of-concept study of QLT091001, a synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Results from the patients in the LCA cohort are expected in the second quarter of 2011. QLT091001 has received orphan drug designations for the treatment of the LRAT and REP65 genetic mutations in both LCA and RP by the U.S. Food and Drug Administration (“FDA”). QLT091001 has also received positive opinions for orphan drug designations for the treatment of LCA and RP by the European Medicines Agency (“EMA”) Committee for Orphan Medicinal Products.
In 2010, we also studied the effectiveness of Visudyne in patients with wet AMD by exploring its use in combination with another class of approved therapeutics known as anti-VEGF drugs, which inhibit the growth of certain blood vessels associated with neovascular wet AMD. We and Novartis have separately conducted post-approval studies examining the safety and efficacy of Visudyne in combination with Lucentis®, an anti-VEGF drug. The purpose of our study was to examine if combination therapy could reduce the frequency of re-treatment compared to Lucentis monotherapy while achieving similar visual acuity outcomes. See the section entitled “Visudyne — Expansion of Therapy” under “Our Products in Development” below.
Business Strategy
Our goal is to build a leading ocular-focused biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. We believe our strong cash position, the revenue we generate from sales of Visudyne in the U.S. from our direct sales efforts, the royalties we collect from Novartis from the sale of Visudyne outside the U.S. and the future contingent consideration payable to us from the commercial sale of Eligard in the U.S., Canada and Europe will help enable us to meet our goal. We intend to use these funds and our current cash to fund our research and development efforts, and to build our development pipeline through our pursuit of strategic acquisitions or in-licensing opportunities in the ocular field. We will also seek to drive growth in U.S. sales of Visudyne and, in the future, sales of our products now in development, by continuing to invest in our commercial sales force. Our growth will depend on the strength of our commercial product, Visudyne, the liquidity provided by the contingent consideration earned from Eligard sales, the success of our research and development efforts, and our ability to leverage our clinical expertise and U.S. sales and marketing infrastructure and capabilities to acquire and develop future product opportunities.
Securities Transactions
During the 12 month period commencing November 3, 2009 and ended November 2, 2010, pursuant to a normal course issuer bid, we repurchased through the facilities of the NASDAQ Stock Market (“NASDAQ”), and immediately cancelled, an aggregate 3.7 million of our issued and outstanding common shares at an average price of $5.59 per share, for a total cost of $20.9 million. See Note 14 — Share Capital in the “Notes to the Consolidated Financial Statements.”
On December 8, 2010, we announced that our Board of Directors authorized a normal course issuer bid to repurchase up to 3.6 million of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12 month period commencing December 16, 2010. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange (“TSX”) or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Since initiating the normal course issuer bid, we have repurchased through the facilities of the NASDAQ, and immediately cancelled, an aggregate 22,300 common shares at an average price of $6.78 per share, for an aggregate cost of $0.2 million. See Note 14 — Share Capital in the “Notes to the Consolidated Financial Statements.”

Eligard® Contingent Consideration
Our product portfolio previously included the Eligard line of products approved for the palliative treatment of advanced prostate cancer. Eligard incorporates a luteinizing hormone-releasing hormone agonist, known as leuprolide acetate, with the Atrigel® drug delivery system. The Atrigel drug delivery system allows for sustained delivery of leuprolide acetate for periods ranging from one to six months.
On October 1, 2009, we divested the Eligard line of products as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010, and we are entitled to receive up to an additional $200.0 million of consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene), for the commercial marketing of Eligard in the U.S., Canada and Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of December 31, 2010, we had received an aggregate $45.4 million of contingent consideration and had up to $154.6 million remaining to be received. While we expect to receive the full amount of contingent consideration in the next four to six years, our continued receipt of contingent consideration under the stock purchase agreement is dependent upon sales of Eligard by Sanofi and Astellas (formerly with MediGene), which could vary significantly due to competition, manufacturing difficulties and other factors. See Item 1A. Risk Factors.
In connection with the transaction, we retained a non-exclusive worldwide royalty-bearing license from QLT USA (now named Tolmar Therapeutics, Inc.) to patent rights and other intellectual property related to the Atrigel drug delivery system for products in the ocular and dermatology fields.
Visudyne® — Our Approved Product
Visudyne is a photosensitizer that we co-developed with Novartis for the treatment of subfoveal CNV due to wet AMD, the leading cause of blindness in people over the age of 50 in North America and Europe. Since its commercialization, Visudyne has been used in more than two million treatments worldwide. For the year ended December 31, 2010, Visudyne worldwide net sales were $90.6 million, which included $22.6 million in U.S. sales. Sales of Visudyne in 2010 resulted in $31.1 million of net product revenue and $13.6 million of royalties from Novartis. See the section entitled “Commercialization Rights and Revenue” below.
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
Wet AMD
Wet AMD is an eye disease characterized by the growth of abnormal blood vessels under the macula, which is the central part of the retina. Because these vessels do not mature properly in the elderly, they begin to leak and, over time, cause photoreceptor damage that results in the formation of scar tissue and a loss of central vision. Although the progression of the disease varies by patient, the majority of patients with wet AMD become legally blind in the affected eye within approximately two years of the onset of the disease. Based upon proprietary market research, we estimate that worldwide approximately 500,000 new cases of wet AMD are diagnosed annually, of which approximately 200,000 are diagnosed in North America, 200,000 are diagnosed in Europe and 100,000 are diagnosed in the rest of the world.

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
Occult with no Classic CNV in AMD. Visudyne has been approved for the occult form of CNV in over 29 countries, including Japan, Australia, New Zealand and Switzerland. Visudyne was previously approved in the EU for the occult form of CNV. However, in April 2007, after reviewing the results in the Visudyne occult study, the Committee for Medicinal Products for Human Use (“CHMP”) recommended to the European Commission that the indication of the use of Visudyne in the treatment of the occult form of CNV be removed from the label for Visudyne in the EU. In June 2007, the EMA endorsed the recommendation by CHMP to remove the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU.
CNV due to Pathologic Myopia. Pathologic myopia (“PM”) is a degenerative form of near-sightedness that occurs largely in persons aged 30 to 50 and can result in CNV. We have received regulatory approval of Visudyne for the treatment of subfoveal CNV due to PM in 40 countries, including the U.S., Canada and the EU.
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
Commercialization Rights and Revenue
In 1994, we entered into the PDT Product Development, Manufacturing and Distribution Agreement (“PDT Agreement”) with Novartis for the worldwide development and commercialization of PDT products for eye diseases, including Visudyne. Under the PDT Agreement, we manufactured and supplied Visudyne and Novartis was responsible for worldwide marketing and distribution. We and Novartis shared the net revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties), all calculated according to a formula set out in our agreement.
On October 16, 2009, we substantially restructured our business arrangement with Novartis by amending and restating the PDT Agreement pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement (the “Amended PDT Agreement”). Under the Amended PDT Agreement, effective January 1, 2010, we and Novartis ceased joint development of Visudyne and all net revenue and cost sharing associated with the manufacturing and commercialization of Visudyne. Despite ceasing our joint development efforts, during 2010 we and Novartis separately continued to conduct development work on Visudyne under the RADICAL and SUMMIT (consisting of the DENALI, MONT BLANC and EVEREST studies) clinical trial programs, respectively.
Under the Amended PDT Agreement we received exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. and retain all end-user revenue derived from U.S. sales. Novartis has retained distribution, sales and marketing rights to Visudyne for ophthalmic use outside the U.S. and pays us a royalty of 20% of net sales outside the U.S. until December 31, 2014, and thereafter will pay us 16% of net sales, until the expiry of the Amended PDT Agreement on December 31, 2019. We continue to manufacture and supply Visudyne exclusively to Novartis for sales outside the U.S. at a pre-specified price pursuant to a manufacturing and supply agreement with Novartis also expiring on December 31, 2019.

The Amended PDT Agreement sets forth the obligations of each party in connection with payment of third-party royalties related to Visudyne during the term and following expiry of the Amended PDT Agreement. Under the Amended PDT Agreement, QLT and Novartis also released each other from all open claims we may have had against the other, including any in connection with our previous litigation with Massachusetts Eye and Ear Infirmary (“MEEI”) and the General Hospital Corporation, doing business as Massachusetts General Hospital (“MGH”).
Novartis may terminate the Amended PDT Agreement for convenience in its entirety or on a country-by-country basis on 12 months prior written notice. In the event Novartis terminates the Amended PDT Agreement or either party ceases to commercialize Visudyne in their respective territories (and in the case of Novartis in any country in its territory), the other party will have the exclusive right, at its option, to commercialize Visudyne in that country or territory, as the case may be. Under the terms of the Amended PDT Agreement, QLT and Novartis indemnify each other in connection with certain matters relating to our respective contractual obligations.
Our Products in Development
We commit significant resources to research and development opportunities in the field of ophthalmology. The following table sets forth our current clinical development programs:

Product/Indication	Status/Development Stage

Latanoprost Punctal Plug Drug Delivery System (L-PPDS)

Glaucoma and Ocular Hypertension	Phase II study ongoing

Olopatadine Punctal Plug Drug Delivery System (O-PPDS)

Allergic Conjunctivitis	Phase II proof-of-principle study completed in February 2011. Clinical development is suspended pending the outcome of the L-PPDS Phase II study.

QLT091001

Leber Congenital Amaurosis (LCA) and Retinitis Pigmentosa (RP)	Phase Ib proof-of-concept study ongoing
Punctal Plug Drug Delivery System
Our proprietary punctal plug drug delivery technology is a minimally invasive drug delivery system we are developing with the goal of delivering a variety of drugs to the eye through controlled sustained release to the tear film. The platform technology builds upon a well known ocular device, punctal plugs, which are placed in the tear duct, or punctum, of the eye in a simple office procedure routinely performed by an ophthalmologist or optometrist. Punctal plugs have been traditionally used to block the drainage of tears in patients with dry eye syndrome and the dry eye components of various ocular surface diseases. Our goal is to develop a drug delivery system comprising a proprietary punctal plug designed to be retained for the desired treatment duration and a proprietary drug delivery core that can be tailored to deliver a wide range of therapeutic agents over different time periods. We believe this drug delivery platform has the potential to address a broad range of ocular diseases that are currently being treated with eye drops, including glaucoma, allergy, dry eye, ocular inflammation and may be used for post-surgical care.
Current therapies using eye drops typically require high drug doses due to the relatively inefficient method of drug delivery. The periodic dosing of an eye drop results in pulsatory dosing, so the drug concentration peaks in the eye shortly after administration and then diminishes with time until it is restored with administration of the next eye drop. Delivery of therapeutics via the punctal plug delivery system could result in lower and more stable drug dosing over a sustained period of time which, if achieved, could be a desirable alternative to daily treatment with eye drops.
Initial Drug and Target Indication (L-PPDS)
Latanoprost for Glaucoma and Ocular Hypertension. The first indication we are pursuing for our drug delivery system is the treatment of glaucoma and ocular hypertension by the sustained release of latanoprost, a prostaglandin analog. Glaucoma is a disease of the optic nerve involving a progressive loss of retinal ganglion cells that is often associated with elevated intraocular pressure (“IOP”) that results in a reduced or diminished visual field over time. Latanoprost has been previously approved by the FDA for reducing IOP in patients with glaucoma or ocular hypertension. If successful, our punctal plug drug delivery system, when inserted into the punctum in the eye and retained for the desired treatment duration, will release a steady stream of latanoprost into the tear film.

Current Treatment. Approximately 99% of glaucoma patients are treated with topical medications such as eye drops, four to six percent receive surgery and, on average, each diagnosed patient has multiple visits to his or her eye physician each year. Due to the chronic, progressive nature of the disease, compliance with topical eye drop medications in glaucoma patients is crucial for effective management of the disease. Compliance with existing glaucoma medications is generally acknowledged to be low, with approximately half of treated patients in the U.S. not refilling their prescription after the first six months of therapy. According to IMS Health, prostaglandin analogs, such as latanoprost, represent the largest segment of the prescribed glaucoma medication market. Latanoprost is marketed under the trade name Xalatan® in the U.S.
Potential Market. Glaucoma is a chronic, life-long disease that affects approximately 60-80 million individuals worldwide and, according to the Glaucoma Research Foundation, is the second leading cause of blindness in the western world. IMS Health estimates that the U.S. market for glaucoma eye drop treatments is approximately $2.0 billion annually, despite the poor compliance associated with the current eye drop therapies.
Latanoprost Punctal Plug Drug Delivery System (L-PPDS). Our goal is to develop a punctal plug drug delivery system that provides a more effective, convenient and reliable treatment alternative to eye drops for glaucoma patients that could ultimately improve patient compliance with their medication and the long-term outcome for their disease. We believe that, if successful, the application of latanoprost using the punctal plug drug delivery system could potentially replace, in whole or in part, existing eye drop therapies used in the treatment of glaucoma.
2010 L-PPDS Phase II Dosing Trials. In 2010, we completed two Phase II, open-label, multicenter, studies to investigate the safety and preliminary efficacy of L-PPDS containing either 44 µg or 81 µg (over a six week testing period), or 95 µg (over a 12 week testing period) of latanoprost in a total of 194 subjects with open-angle glaucoma (“OAG”) or ocular hypertension (“OH”). The objective of these trials was to evaluate different doses of latanoprost (44 µg, 81 µg or 95 µg) to identify novel formulations that achieve a ≥5 mmHg drop in mean IOP for later-stage clinical trials. The ranges of the mean IOP change from baseline (mmHg) in the Phase II studies was -3.3 to -3.6 (44 µg) and -1.9 to -3.4 (81 µg) (over weeks 1-6), and -3.0 to -4.7 (95 µg) (over weeks 1-12). A dose-response was not evident across the L-PPDS formulations tested.
The L-PPDS devices were generally well tolerated over the testing periods. The overall incidence of adverse events ranged from 1.7% to 11.7% for the 44 µg L-PPDS (cohort 1) and from 1.9% to 22.6% for the 81 µg L-PPDS (cohort 2). Eye itching (commonly seen with initial punctal plug wear) and increased tearing were the most common adverse events (11.7% and 10.0%, respectively, in cohort 1, and 20.8% and 22.6%, respectively, in cohort 2). Despite the higher incidence of adverse events in cohort 2 (81 µg L-PPDS), comfort and tearing scores were comparable between cohorts 1 and 2 over the six-week study period. L-PPDS comfort combined grades of ‘no awareness’ and ‘mild awareness’ ranged from 88% to 98% in cohort 1 and from 94% to 98% in cohort 2 over the six weeks. Tearing combined grades of ‘none’ and ‘occasional’ ranged from 85% to 96% in cohort 1 and from 81% to 89% in cohort 2 over six weeks.
In the 95 µg trial, the overall incidence of adverse events ranged from 1.2% to 16.9%. The most common adverse events were punctate keratitis (16.9%), conjunctival hyperemia (14.5%), eye itching (8.4%), eyelid itching (7.2%) and conjunctival edema (6.0%). At week 12, 97% of subjects rated L-PPDS comfort as ‘no awareness’ or ‘mild awareness,’ and 91% of subjects rated tearing as ‘none’ or ‘occasional.’
Current L-PPDS Phase II Clinical Trial. We are currently conducting a masked, randomized, active-controlled Phase II clinical trial examining the safety and efficacy of the L-PPDS in subjects with OAG and OH. This trial features simultaneous placement of punctal plugs in both the upper and lower puncta in order to deliver an approximate bioavailable daily drug load approaching that of daily administered Xalatan eye drops. A double-plug design (the placement of punctal plugs in the lower and upper eyelid) is being utilized to assess if a desired drop in mean IOP is achievable with an increased dose. The objective of the study is to enable us to make a go/no-go decision with respect to ongoing development of latanoprost in our punctal plug drug delivery system. While a positive outcome of this study could suggest a degree of L-PPDS safety and efficacy, it is not expected to support movement into a later stage trial without further clinical evaluation. The study is ongoing, however, progression of enrollment to date has been slower than anticipated. Analysis and results from this trial are expected in the second or third quarter of 2011.

Second Drug and Target Indication (O-PPDS)
Olopatadine for Allergic Conjunctivitis. The second indication we are pursuing for our punctal plug drug delivery system is the treatment of allergic conjunctivitis through the sustained release of olopatadine, an antihistamine. Allergic conjunctivitis is an allergic response on the surface of the eye due to an immune reaction to allergy-causing substances such as pollen spores or pet dander. The primary symptoms of allergic conjunctivitis are redness, itching and increased tearing of the eyes.
Current Treatment. There are a variety of prescription and over-the-counter medications on the market used to treat the signs and symptoms of allergic conjunctivitis. According to IMS Health, olopatadine, an active pharmaceutical ingredient approved by the FDA in an eye drop dosage form, is the dominant prescription treatment for ocular allergies worldwide. Olopatadine is marketed by Alcon Laboratories, Inc. under the trade names Patanol® and PatadayTM in the U.S.
Potential Market. The Asthma and Allergy Foundation of America estimates that approximately 50 million people in the U.S. suffer from allergies and, according to market research, approximately 40 — 60% of patients with allergies have eye symptoms such as itching and watery eyes. According to IMS Health, in 2009 the worldwide market for ophthalmic allergy products was over $1 billion, with approximately half being in the U.S. In 2009, olopatadine had worldwide sales of approximately $475 million, including 65% market share and approximately $380 million in sales in the U.S.
Olopatadine Punctal Plug Drug Delivery System (O-PPDS). Our goal is to develop a punctal plug drug delivery system that will release a steady stream of olopatadine into the tear film, relieving the symptoms of allergic conjunctivitis and potentially improving compliance and outcomes for patients. If successful, we believe the O-PPDS could be an effective and efficient treatment alternative to antihistamine eye drop therapies for allergic conjunctivitis.
O-PPDS Clinical Trial. On February 9, 2011 we announced the results of a randomized, placebo-controlled, double-masked Phase II proof-of-principle study investigating the short-term safety and efficacy of the O-PPDS in subjects with seasonal allergic conjunctivitis. The study included two sequential groups: Group 1 subjects are fitted with PPDS (O-PPDS [130 µg olopatadine] or placebo-PPDS) in the lower puncta of each eye, and Group 2 subjects are fitted with PPDS in both the upper and lower puncta of each eye (O-PPDS [130 µg olopatadine in lower puncta, 39 µg olopatadine in upper puncta] or placebo-PPDS). An interim analysis was performed on the complete data for Group 1. We will not continue the trial beyond those patients already tested.
An analysis was performed on data from subjects in Group 1 of the study, in which the PPDS (O-PPDS or placebo-PPDS) was placed in subjects’ lower puncta bilaterally for four days. Subjects were then exposed to ragweed allergen for four hours in an environmental exposure chamber (“EEC”). Itching and other signs and symptoms of allergic conjunctivitis were assessed during the four-hour EEC session. Following a twelve-day washout period, the subjects were then assessed during an EEC session after treatment with Patanol® (commercially available olopatadine eye drops) or placebo eye drops.
The data demonstrated that there were no significant differences noted between the O-PPDS and placebo-PPDS subjects with respect to reduction in the signs and symptoms of allergic conjunctivitis with both cohorts showing similar improvements. Internal study controls of the olopatadine (Patanol) versus placebo eye drop comparison also failed to show a difference. The equivocal results support the notion that the EEC model, as utilized in the conduct of the trial, was not sufficiently sensitive to adequately demonstrate the potential benefit of the O-PPDS in patients suffering from allergic conjunctivitis.
The O-PPDS was generally safe and well-tolerated in subjects with allergic conjunctivitis. The incidence of adverse events considered associated with treatment was 35.0% during O-PPDS exposure and 41.7% during placebo-PPDS exposure. There were no deaths or serious adverse events. The most common overall adverse events noted during O-PPDS exposure were eye irritation (10.0%), eye pain (6.7%), eye pruritus (itching) (6.7%), ocular discomfort (6.7%), and headache (6.7%). The most common adverse events noted during placebo-PPDS exposure were ocular discomfort (18.3%), eye pain (10.0%), eye irritation (8.3%), eye pruritus (8.3%), and ocular hyperemia (redness) (8.3%).
We plan to continue to evaluate alternative study designs for the O-PPDS, however, further clinical trials of the O-PPDS are pending the outcome of the ongoing L-PPDS study.

Punctal Plug Devices for the L-PPDS and O-PPDS
We are developing proprietary punctal plug prototypes for the L-PPDS and O-PPDS that are designed to be retained in the punctum for a desired treatment duration. The selection of an optimal final punctal plug design for each of the L-PPDS and O-PPDS will converge with the identification of a dose formulation and delivery system that, if successful in Phase II, would be taken into later-stage clinical trials.
2010 Punctal Plug Device Study. In March 2010, we announced data from an open-label, multicenter, device study to investigate the safety, tolerability, comfort, ease of handling and insertion/removal, and retention of punctal plug prototype designs. The objective of this study was to identify a punctal plug design that demonstrates a 90% retention over 90 days. The third-generation punctal plug designs demonstrated a retention rate of 81%, based on available data from 185 eyes with 12 weeks of follow-up. Retention data were derived from a study of 800 healthy volunteers testing several punctal plug prototype designs and the Phase II studies of the L-PPDS in patients with OAG or OH, in which the third-generation prototypes were used.
Interim analysis showed that third-generation punctal plug designs were well tolerated. The most frequently reported adverse device events for subjects fitted with the third-generation punctal plug (without drug) have been eye itching (6.5%); increased lacrimation and ocular discomfort (3.7% for each event); and conjunctival hyperemia, conjunctival edema, foreign body sensation in eyes, and eyelid edema (2.8% for each event). Comfort scores for the third-generation punctal plugs were greater than 90 out of 100 on a scale where 100 points equals ‘no awareness.’
Current Punctal Plug Device Development. In conjunction with the ongoing Phase II L-PPDS drug delivery trial, prototype punctal plug designs continue to be refined and evaluated in an effort to improve retention rates in the upper and lower puncta. Additional development activities are focused on optimizing an insertion tool for the punctal plugs and developing a simple home-use detection system that would allow patients to confirm the presence of the punctal plugs.
QLT091001 — Synthetic Retinoid Program
We are developing QLT091001, a synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the retinoid-rhodopsin cycle and visual function. The drug is being developed under a Co-Development Agreement with Retinagenix LLC (“Retinagenix”) for the potential treatment of certain inherited retinal degenerative diseases. Under the terms of the Co-Development Agreement, we obtained an exclusive, worldwide sub-license to certain patent applications, and are responsible for developing and commercializing products for use in ocular and all other human diseases. Retinagenix will participate in research in support of the co-development collaboration and is eligible to receive certain payments upon achievement of certain development, approval and sales milestones, as well as a royalty on net sales of products.
Initial Target Indications
Leber Congenital Amaurosis and Retinitis Pigmentosa. LCA and RP are inherited, progressive, retinal degenerative diseases that arise from genetic mutations of enzymes or proteins required in the biochemistry of vision. LCA is characterized by abnormalities such as roving eye movements and sensitivity to light, and manifests in severe vision loss from birth. Eye examinations of infants with LCA reveal normal appearing retinas; however, low level of retinal activity, measured by electroretinography, indicates very little visual function. RP is a set of hereditary retinal diseases demonstrating clinical features similar to LCA. RP is characterized by degeneration of rod and cone photoreceptors, resulting in a more variable loss of vision in late childhood to adulthood. LCA and RP diseases result from genetic mutations of either retinal pigment epithelium protein 65 (RPE65) or lecithin:retinol acyltransferase (LRAT), which result in an inadequate production of 11-cis-retinal, an essential component of the visual retinoid cycle. QLT091001 is a replacement therapy for 11-cis retinal.
QLT091001 has received orphan drug designations for the treatment of the LRAT and REP65 genetic mutations in both LCA and RP by the FDA. QLT091001 has also received positive opinions for orphan drug designations for the treatment of LCA and RP by the EMA Committee for Orphan Medicinal Products. See the section entitled “Orphan Drug Regulation” under “Government Regulation” below.
Current Treatment. There are no FDA or EMA approved therapeutic treatments for LCA or RP.

Potential Market. According to epidemiological estimates, LCA affects approximately one in 81,000 newborns worldwide, of which approximately 10% carry the inherited deficiencies of either RPE65 or LRAT. Based on market research, we estimate the treatment eligible LCA patient population for QLT091001 at 1,000 to 2,000 patients worldwide. RP affects at least 300,000 individuals worldwide, of which less than 5% carry the inherited deficiencies of either RPE65 or LRAT. Thus, the potential treatment eligible RP patient population is estimated to be less than 15,000 patients worldwide.
LCA Phase Ia Study. In 2009 we completed a Phase Ia open-label, single center, ascending dose trial conducted to evaluate the safety and tolerance of multiple oral administrations of QLT091001 in 20 healthy adult volunteers. The short term safety study demonstrated QLT091001 to have an adequate safety profile in healthy adults, and achieved its primary goal of estimating an appropriate dose for further studies. No serious adverse events related to the study treatment were reported.
LCA and RP Phase Ib Study. In December 2009, we commenced a Phase Ib clinical proof-of-concept open-label, single center trial to evaluate the safety profile and effects of QLT091001 on retinal function in eight pediatric patients aged five to 14 years with LCA due to inherited deficiency of RPE65 or LRAT. Subjects receive daily oral doses of QLT091001 for seven days at the Montreal Children’s Hospital in Montreal, Canada. The trial monitors for changes in several visual function parameters including the best-corrected visual acuity and visual field testing over the duration of the study. Based on the positive results from the first two pediatric patients, a protocol exception was granted to also treat an adult patient.
Interim results from the first three LCA patients, aged 10, 12 and 38, all of whom have a genetic mutation in LRAT, were announced in April 2010. Following seven days of treatment with QLT091001, the three patients experienced clinically relevant improvements in one or more visual function parameters, including best-corrected visual acuity, Goldmann visual field, and/or retinal sensitivity as measured by full-field sensitivity threshold testing. The onset of visual changes was rapid and there was progressive improvement beyond the seven days of treatment, with some effects persisting for up to four months after treatment was completed. Improvements were most pronounced in the youngest subject, but clinically relevant changes were also noted in the one adult subject treated. The study treatment was well tolerated, with mild to moderate adverse events observed, including transient headache and photophobia, and an increase in triglyceride levels.
In October 2010, the Phase Ib study was expanded to include adult patients. The development program was also expanded to include patients with RP. Up to a total of 24 patients (up to 12 LCA patients and up to 12 RP patients) will be enrolled for treatment, having either LRAT or RPE 65 mutations. The study is ongoing and continues to enroll patients. Results from the patients in the LCA cohort are expected in the second quarter of 2011.
Visudyne — Expansion of Therapy
In view of the importance of understanding the clinical significance of the use of Visudyne in combination with other therapies for the treatment of wet AMD, we and Novartis separately conducted studies comparing the safety and efficacy of Visudyne in combination with an anti-VEGF drug either as bi-therapy (Visudyne, plus an anti-VEGF) or triple therapy (Visudyne, plus an anti-VEGF and a steroid) under the RADICAL and SUMMIT (consisting of the DENALI, MONT BLANC and EVEREST studies) clinical trial programs, respectively. Results from the Novartis-sponsored MONT BLANC and EVEREST studies were announced on June 15, 2009 and December 9, 2009, respectively. The final results of the RADICAL and DENALI studies were announced in 2010 and are described below.
RADICAL Study (QLT-sponsored). On June 22, 2010, we announced the final 24-month results from our Phase II RADICAL study. The RADICAL study was a Phase II, multicenter, randomized, single-masked study comparing reduced-fluence Visudyne®-Lucentis® combination therapies (with or without dexamethasone) with Lucentis monotherapy in 162 subjects with CNV secondary to wet AMD. The purpose of the study was to determine if Visudyne combined with Lucentis reduces retreatment rates compared with Lucentis monotherapy, while maintaining similar vision outcomes and an acceptable safety profile. Three Visudyne—Lucentis combination therapies were evaluated against Lucentis monotherapy:
•	triple therapy with quarter-fluence Visudyne followed by Lucentis and then dexamethsone;
•	triple therapy with half-fluence Visudyne followed by Lucentis and then dexamethsone; and
•	double therapy with half-fluence Visudyne followed by Lucentis.

The 24-month results, consistent with the primary 12-month analysis, showed that significantly fewer retreatment visits were required with combination therapies than with Lucentis monotherapy. Mean visual acuity (“VA”) change from baseline was not statistically different among the treatment groups, although the sample sizes were insufficient to draw definitive conclusions regarding any visual acuity outcomes. Overall adverse event incidence was similar across treatment groups, with no unexpected safety findings.
Of the four treatment groups, the triple therapy half-fluence group had the fewest retreatment visits compared with Lucentis monotherapy. Through 24 months, patients in the triple therapy half-fluence group had a mean of 4.2 retreatment visits compared with 8.9 for patients who received Lucentis monotherapy (P<.001). In the second year, the average number of retreatment visits in the triple therapy half-fluence group (1.2) was approximately one-third that of the Lucentis monotherapy group (3.0). At the month 24 examination, mean VA improvement in the triple therapy half-fluence group was 1.8 letters less than the improvement in Lucentis monotherapy group (P=.71). Mean retreatment visits and mean VA change from baseline for each treatment group are presented in the table below. All results presented are based on per-protocol analyses. Patients were evaluated for VA and safety over the 24-month follow-up period. Patients were assessed to determine if retreatment was needed at each follow-up visit from Month 1 (combination therapy groups) or Month 3 (Lucentis monotherapy group), except for the final visit. Overall, 21 patients discontinued the study early for reasons unrelated to Visudyne or Lucentis.
Final Outcomes from RADICAL Study (24 Months Follow-up)

	Triple therapy		Double therapy	Lucentis
	Quarter-fluence	Half-fluence	Half-fluence	monotherapy

	N=35	N=34	N=33	N=29

Mean retreatment visits	5.8 (P=.01)	4.2 (P<.001)	6.2 (P=.03)	8.9

Mean VA change from baseline (letters)	0.3 (P=.46)	2.0 (P=.71)	-2.0 (P=.26)	3.8

Difference from Lucentis group (95% CI)	-3.5 (-12.0, 5.9)	-1.8 (-11.1, 7.6)	-5.8 (-15.9, 4.3)	—

P	values are from comparison with Lucentis monotherapy. CI: confidence interval
The results for secondary VA endpoints in the RADICAL study (percentage of patients with VA improvement equal to or greater than 15 letters, VA change equal to or greater than zero letters, and VA loss less than 15 letters) were consistent with the results for the primary VA endpoint (mean VA change from baseline). Ocular adverse events considered associated with treatment were reported for 30 to 38% of patients in the combination therapy groups, compared with 27% of patients in the Lucentis monotherapy group. The higher incidence of these events with combination therapy is primarily due to vision disturbance events, which are transient and known to be associated with Visudyne therapy.
DENALI Study (Novartis-sponsored). Twelve-month final results from the Novartis-sponsored DENALI study were presented by Novartis in June 2010. DENALI was the North American study of the Novartis-sponsored SUMMIT clinical trial program that investigated the efficacy and safety of combining Visudyne and Lucentis. DENALI was a 24-month randomized, double-masked, multicenter trial in 321 patients with CNV secondary to wet AMD (all lesion types). The initial study duration was 24 months, however, the study was subsequently amended to end after all subjects completed 12 months of follow-up. The purpose of the study was to evaluate if Visudyne (either reduced- or standard-fluence) combined with Lucentis was not inferior (with a non-inferiority margin of seven letters) to monthly Lucentis monotherapy with respect to the mean change from baseline in VA and to evaluate the proportion of patients with a Lucentis treatment-free interval of at least three months duration after Month 2 until Month 11.
Twelve-month results of the DENALI study demonstrated that combining Visudyne with Lucentis with three Lucentis loading doses followed by additional injections on a monthly as-needed basis can improve visual acuity at Month 12 in patients with CNV secondary to wet AMD. At Month 12, patients in the standard fluence combination group gained on average 5.3 letters from baseline and patients in the reduced fluence combination group gained on average 4.4 letters. Patients in the Lucentis monthly monotherapy group gained on average 8.1 letters at Month 12. DENALI did not demonstrate non-inferior visual acuity gain for Visudyne combination therapy compared with Lucentis monthly monotherapy.

Most patients in the Visudyne combination groups (93% for standard fluence and 84% for reduced fluence) had a Lucentis treatment-free interval of at least three months during the study. On average, patients in the combination groups required 2.2 (standard fluence) or 2.8 (reduced fluence) additional Lucentis injections after the mandatory three loading doses. This is compared to an average of 7.6 additional injections in the Lucentis monthly monotherapy group. There were no unexpected safety findings, and both combination therapy and Lucentis monotherapy were well tolerated.
QLT091568 — Beta Blocker Glaucoma Program
On December 30, 2009, pursuant to an asset purchase agreement, we acquired QLT091568, a prodrug of a beta adrenergic antagonist (a novel beta blocker), from Othera Pharmaceuticals, Inc. and Othera Holding, Inc. (together, “Othera”) to investigate its potential ability to lower intra-ocular pressure in glaucoma patients without the systemic side effects common among other beta blockers. No future milestones, royalties or other payments are payable under the asset purchase agreement. A Phase I/II clinical trial completed by Othera in 2009 demonstrated that the compound was safe and well-tolerated in patients with glaucoma or ocular hypertension who were treated topically with eye drops. The results of that study also suggested that the compound may have comparable efficacy to timolol, a non-selective beta adrenergic receptor-blocker used in its ophthalmic form to treat open-angle and secondary glaucoma, but possibly without the systemic side-effects often associated with that drug.
Following formulation and development work in 2010 and consideration of our research and development priorities, we have discontinued development of QLT091568. We continue to evaluate alternatives for this program, including divestiture or out-license.
Manufacturing
We contract with qualified third parties to manufacture and supply Visudyne. We maintain internal quality control, quality assurance and regulatory affairs to oversee the activities of these third party manufacturers. Visudyne is currently manufactured in stages by several contract facilities located in the U.S., Europe and Japan. We have supply agreements with Nippon Fine Chemical Co., Ltd., JHP Pharmaceuticals, LLC (previously Parkedale Pharmaceuticals Co., Ltd.), Hollister-Stier Laboratories LLC, and Axyntis S.A.S. (previously Orgapharm S.A.S.), for manufacturing activities in the commercial production of Visudyne. The key starting materials for the Visudyne manufacturing process are secured by long-term supply agreements or through inventory safety stocking. We believe that our current inventory of materials and outsourced manufacturing arrangements will allow us to meet our near and long-term manufacturing needs for Visudyne. Our manufacturing and supply agreements have terms expiring on various dates beginning in December 2012 and continuing through December 2016. We believe, but cannot assure, that we will be able to renew these agreements as they expire or will enter into arrangements with suitable alternate suppliers and manufacturers as needed. However, if we are not able to renew these agreements or find suitable replacements, our business may be harmed.
Certain clinical and preclinical materials and active pharmaceutical ingredients (“API”) used in our products in development are currently produced at our facilities in Vancouver, British Columbia. We also utilize a small number of third party contractors to manufacture and supply certain materials, API and devices for our products in development, and expect to continue to do so for our commercial needs.
We and our contract manufacturers and suppliers are subject to the FDA’s current Good Manufacturing Practices (“cGMP”) regulations and other rules and regulations prescribed by regulatory authorities outside the U.S. We rely on our contract manufacturers and suppliers to comply with cGMP requirements and other applicable standards.
Product Sales, Marketing and Distribution
United States Distribution
Effective January 1, 2010, pursuant to the Amended PDT Agreement with Novartis, we received exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we operate a small U.S.-based marketing, sales and distribution organization through our wholly-owned U.S. subsidiary, QLT Ophthalmics, Inc. (“QOI”).

Our sales and marketing efforts are focused primarily on retinal specialists in private practice or at medical centres or hospitals in the U.S. We follow typical pharmaceutical company sales and marketing practices, such as sales representative visits to physicians, advertisements, public relations and other methods. QOI provides reimbursement support, a patient assistance program and customer service programs related to Visudyne, including a product-specific website at www.visudyne.com, and other order, delivery and fulfillment services. Our patient assistance program offers support for U.S. resident patients who are advised by their physician that they need to be treated with Visudyne, but who do not have sufficient insurance for the product and qualify under the household income guidelines and other criteria for the program.
We also provide on-going education and scientific-based information to physicians through Field Medical Scientists, who are available on request of a physician, through our wholly-owned U.S. subsidiary, QLT Therapeutics, Inc.
Visudyne is sold in the U.S. by QOI to specialty wholesale distributors who then distribute the product directly to end-user customers. Our specialty wholesale distributors for Visudyne in the U.S. are ASD Specialty Healthcare, Inc. d/b/a Besse Medical (“Besse”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“CuraScript”). The distribution agreement with Besse has an initial term expiring December 31, 2011 and will be automatically renewed for successive one year periods unless either party provides notice that it does not intend to renew at least 120 days before the end of the current term. The distribution agreement with CuraScript has a term expiring on June 1, 2012, provided that either party may terminate the agreement without cause on 120 days prior notice. We believe that on expiry of these agreements we will be able to enter into further agreements with these or other parties for distribution of our product, however, in the event we are unable to do so on terms acceptable to us or at all, our business may be harmed.
Rest of World Distribution
Visudyne is marketed and sold outside the U.S. by Novartis. Under the Amended PDT Agreement and a manufacturing and supply agreement with Novartis, we manufacture Visudyne and supply the product at a pre-specified price exclusively to Novartis for distribution outside the U.S. Beginning January 1, 2010, Novartis also pays us a royalty on net sales of Visudyne outside the U.S. See the section entitled “Visudyne — Our Approved Product” above.
Financial Information about Segments and Geographic Areas
We operate in one segment and the geographic information required herein is contained in Note 22 - Segment Information in the “Notes to the Consolidated Financial Statements” and is incorporated by reference herein.
Medical Lasers Required for Visudyne Therapy
Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We do not manufacture, sell or service the lasers required to deliver this light. Diode laser systems commercially approved for use in Visudyne therapy are manufactured and sold by a limited number of medical device companies in the U.S., Europe, Japan and elsewhere. In addition, with the decline in Visudyne sales over the last few years due to the emergence of competing therapies, the commercial supply and technical support for laser light delivery devices has significantly declined, particularly in the U.S. where third party commercial operations supporting these laser devices has declined and the supply of laser devices has been depleted.
The expected lifecycle of the laser systems for Visudyne therapy is approximately five to 10 years, which is heavily dependent on number of patients treated and normal maintenance and care. We believe the majority of the lasers currently on the market have reached or will in the coming years reach the end of their lifecycle and, therefore, we expect many of these lasers will need significant upgrades or will need to be replaced. If customers decide not to maintain their lasers or invest in a new laser, for example, due to the associated costs and/or the availability of other competitive therapies that do not require a medical device, or if demand for repair or replacement of lasers exceeds the commercial supply and maintenance available in the U.S., Europe or elsewhere, Visudyne sales will be materially adversely affected.
We are currently evaluating ways in which we can support the commercial supply and maintenance of laser light delivery devices in the U.S. in light of Visudyne’s dependence on these products.

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
Visudyne
Verteporfin — UBC License. Verteporfin, the active ingredient in Visudyne, is protected by granted patents in major markets. These patents are owned by the University of British Columbia (“UBC”) and exclusively licensed to us. We entered into a license agreement with UBC in 1988 that granted us a worldwide, exclusive, royalty-bearing license to know-how and patents relating to porphyrin derivatives, including verteporfin, with the right to sublicense. The license was amended and restated in December 2007 and terminates upon the expiration of all of the licensed patents. UBC has the right to terminate the license upon, among other things, our bankruptcy, winding up, liquidation or otherwise ceasing to carry on our business (other than a disposition of all or substantially all of our assets to another party), our material breach of the requirement to obtain and maintain insurance pursuant to the terms of the license, or our material default under or our failure to comply with a material term of the licence which is not remedied within 30 days.
Verteporfin Patent Rights. In the U.S., verteporfin is covered by Patent No. 5,095,030, which was granted an extension of patent term until September 9, 2011. In Europe, verteporfin is covered by European Patent 0352076, for which we applied for and received an extension of patent term until July 18, 2014. In Japan, verteporfin is covered by JP 2137244, for which we applied for and received an extension of patent term until July 19, 2014.
Verteporfin lipid-based formulation. We own or exclusively license patents covering the Visudyne drug product relating to the lipid-based formulation of verteporfin. U.S. Patent No. 5,214,036, which was owned by UBC and exclusively licensed to us, expired on May 25, 2010. U.S. Patent No. 5,707,608 expires on August 2, 2015, with foreign equivalents expiring in 2016. U.S. Patent No. 6,074,666 expires on February 5, 2012, with foreign equivalents expiring in 2013. In addition to these patents, we own or license several patents and patent applications covering alternative formulations of verteporfin.
Approved Uses of Visudyne. We own or license patents covering certain approved uses of Visudyne. U.S. Patent No. 5,756,541, expiring on March 11, 2016, with foreign equivalents expiring in 2017, is co-owned by Novartis and us and covers methods of using Visudyne to improve visual acuity in subjects having unwanted ocular neovasculature. U.S. Patent No. 5,798,349, which expires on August 25, 2015, and its Canadian equivalent expiring on March 14, 2014, is co-owned by MGH, MEEI and us, and covers methods of treating AMD using Visudyne. U.S. Patent No. 5,770,619, which expires on November 20, 2012, with foreign equivalents expiring in 2013, is owned by UBC and exclusively licensed to us and covers methods of using Visudyne to treat neovasculature involving a reduced interval between drug and light administration. In addition to these patents covering on-label uses of Visudyne, we own or license several other patent applications relating to alternative methods of using Visudyne in the treatment of ocular diseases, including AMD.
MGH License. We have an exclusive worldwide license from MGH for its rights in U.S. Patent No. 5,798,349 and to all foreign equivalents relating to methods of treating AMD using verteporfin, which MGH owns jointly with us and MEEI. These rights are non-exclusive if exclusive rights are not available in any foreign jurisdiction. The term of the MGH license continues on a country by country basis for so long as any such patent right remains in effect. The U.S. patent expires on August 25, 2015. Under the MGH license, we were required to pay a 0.5% royalty to MGH based on Visudyne sales in the U.S. and Canada. Pursuant to the terms of a settlement agreement and amendment to license agreement dated November 24, 2009 related to a legal action that MGH had launched against us in February 2009, we paid MGH an aggregate $20.0 million, constituting payment in full of all past and future royalty obligations and the license is now fully paid up. The payment was also in satisfaction and settlement of any obligations we had, may have, or may have had in connection with the subject matter of the MGH litigation.
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
QLT091001
Pursuant to our Co-Development Agreement with Retinagenix, we have an exclusive, worldwide sub-license to patents and patent applications relating to various synthetic retinoids and uses thereof, including in the treatment of LCA and RP. These patents and patent applications are owned by the University of Washington, which has licensed the patents and patent applications to Retinagenix, and are sub-licensed to us by Retinagenix. To further expand and strengthen our intellectual property portfolio, we have filed and continue to file additional patent applications on synthetic retinoids, and uses thereof in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy. In addition to any protection our patent portfolio may offer QLT091001, our synthetic retinoid currently under investigation for the treatment of LCA and RP, QLT091001 has received positive decisions for orphan drug designations by the FDA and EMA COMP for treatment of LCA and RP. If a drug is ultimately approved as an orphan drug, it receives an extended period of market exclusivity, subject to certain limitations based on the jurisdiction. See the section entitled “Orphan Drug Regulation” under “Government Regulation” below.
QLT091568
On December 30, 2009 we acquired U.S. and foreign patent applications and other intellectual property from Othera relating to the novel beta blocker compound, QLT091568, and formulations and uses thereof. On March 16, 2010, U.S. Patent Application No. 11/136,625 issued as U.S. Patent No. 7.678,829, which covers the compound QLT091568, compositions thereof, and uses thereof for the treatment of glaucoma and ocular hypertension, and which will expire on June 6, 2028, including the period of Patent Term Adjustment. Following formulation and development work in 2010 and consideration of our research and development priorities, we have discontinued development of QLT091568. We may, however, continue to pursue patents under filed patent applications and file additional patent applications on formulations and uses thereof related to QLT091568 in those jurisdictions where we consider it beneficial.
Atrigel® System for Sustained Release Drug Delivery
Our proprietary drug delivery technology portfolio previously included all rights to the sustained release Atrigel drug delivery system, which rights were held by our U.S. subsidiary, QLT USA. On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt Benckiser Pharmaceuticals, Inc. (“Reckitt”) under which Reckitt received an exclusive license to the Atrigel drug delivery technology, except for certain rights retained by QLT USA, including rights retained for use with the Eligard products. On October 1, 2009, we sold all of the shares of QLT USA to Tolmar, which included any rights QLT USA retained related to Eligard and the Atrigel drug delivery system. As part of the transaction, we retained a non-exclusive worldwide royalty-bearing license from QLT USA (now named Tolmar Therapeutics, Inc.) to patent rights and other intellectual property related to the Atrigel drug delivery system for products in the ocular and dermatology fields.
Other Patents, Trademarks and Proprietary Rights
In addition to patent protection, we also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas.
We require our collaborative licensees and potential business collaborators, consultants, and employees who might have access to or be provided with proprietary information to sign confidentiality agreements.
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
Visudyne
In June 2006, Genentech, Inc. (“Genentech”) commercially launched Lucentis®, an anti-VEGF antibody, in the U.S. for the treatment of neovascular wet AMD. Novartis, Genentech’s marketing partner for Lucentis outside of the U.S., began marketing Lucentis in early 2007 in the EU and in early 2009 in Japan for the treatment of wet AMD. Although not approved for this use, diluted Avastin® (bevacizumab) from Genentech is also being used off-label extensively by physicians for the treatment of wet AMD. Lucentis and Avastin have had a material negative impact on Visudyne sales and are expected to continue to be competitive with Visudyne as those products become available in other countries or are used off-label.
In addition, Regeneron Pharmaceuticals, Inc. has a product (VEGF Trap) in Phase III clinical trials that is projected to launch in 2012, NeoVista Inc. has a product (EpiRad90™) which has been CE marked in the EU for marketing and is in Phase III clinical trials in the U.S., and there are a number of other companies who are developing or may develop competitive therapies targeted for wet AMD employing different technologies.
Government Regulation
The research and development, preclinical studies and clinical trials, and ultimately, the manufacturing, marketing and labelling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. The U.S. Food, Drug and Cosmetic Act and its regulations govern, among other things, the testing, manufacturing, safety, efficacy, labelling, packaging, storage, record keeping, approval, clearance, distribution, export and import, advertising and promotion of our products. Preclinical studies, clinical trials and the regulatory clearance and approval process can take years and may require the expenditure of substantial resources. If regulatory approval or clearance of a product is granted, the approval or clearance may include significant limitations on the indicated uses for which the product may be marketed.

FDA Regulation — Approval of Drug Products
Visudyne is regulated in the U.S. as a drug. Our other products in development will also be regulated as drugs or, in the case of our punctal plug drug delivery system, drug/device combination products, under U.S. law. The steps ordinarily required before a drug, or certain kinds of drug/device combination products, may be marketed in the U.S. include:
•	preclinical testing;
•	submission of an investigational new drug application (“IND”) to the FDA, which must become effective before human clinical trials may commence;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its proposed intended use;
•	validation and approval of the manufacturing facilities and process;
•	submission of a new drug application (“NDA”) or abbreviated new drug application (“ANDA”) to the FDA; and
•	FDA approval of the application, including approval of all labelling.
The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals of our product candidates will be granted on a timely basis, if at all.
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
After successful completion of the required clinical testing, the results of preclinical studies and clinical studies, along with descriptions of the manufacturing process, proposed labelling and other relevant information, are submitted to the FDA as part of an NDA. Under the Prescription Drug User Fee Act, the FDA aims to review the NDA within 10 months if it is a standard application, or within six months if it is a priority review application. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or a “complete response letter” that identifies the deficiencies in the NDA that must be corrected in order to secure final FDA approval of the NDA. When, and if, those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter.
FDA Regulation — Clearance and Approval of Medical Devices
Visudyne requires a laser for light activation of the drug substance after injection. We do not manufacture or distribute the lasers for use with Visudyne. These lasers are classified as Class III devices and premarket approval (“PMA”) applications must be filed for review with the FDA. The submitted documents must demonstrate that the laser is safe and effective for the proposed use.

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
FDA Regulation — Post-Approval Requirements
Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each U.S. drug and device-manufacturing establishment must be registered with the FDA. U.S. manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practices (“cGMP”), if the facility manufactures drugs, and quality system regulations (“QSRs”), if the facility manufactures devices. In complying with cGMP and QSRs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.
The FDA also regulates labelling and promotional activities. Further, we must report adverse events involving our drugs and devices to the FDA under regulations issued by the FDA. Failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical studies, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions, or civil or criminal penalties.
EU Regulation — Approval of Medicinal Products
Visudyne is regulated in the EU as a medicinal product. Drug approval in the EU generally proceeds under one of three approval procedures: a centralized approval procedure, a decentralized procedure, or the mutual recognition process. The EMA administers the centralized drug approval process and, as of 2005, has had mandatory and exclusive jurisdiction over the approval of certain types of medicinal products, including those derived from high technology processes and biosimilar/biogeneric products. Where the centralized procedure is not mandatory, a company may pursue approval under a decentralized procedure through which an applicant may simultaneously request one or more member states to review and approve its marketing authorization application. Similarly, where a drug product has already been approved by one member state, a company may request that such approval be recognized by other member states through the mutual recognition process. Visudyne was filed with the EMA and received approval from the European Commission under the centralized procedure. Accordingly, the marketing of Visudyne in the EU is subject to regulatory requirements relating to adverse event reporting, and advertising and promotion restrictions.
Orphan Drug Regulation
In the United States, the Orphan Drug Act provides financial incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as a disease or condition that affects fewer than 200,000 individuals in the United States. If a product that has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product or a market shortage occurs. The market exclusivity granted by the FDA would not, however, prevent other drug manufacturers from obtaining approval of the same compound for other indications, including another orphan indication, or the use of other types of drugs for the same orphan indication. The Orphan Drug Act also allows for other financial incentives to promote the development of these orphan designated drugs, including regulatory guidance, FDA fee reductions and tax credits related to the development expenses. Orphan drug designation generally does not confer any special or preferential treatment in the regulatory review process. Moreover, if a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Further, although obtaining orphan drug designation can be advantageous, there is no assurance that we will successfully develop or receive regulatory approval to market the product, nor can there be any assurance that we will be granted orphan drug designation for additional diseases or that orphan drug exclusivity will provide us with a material commercial advantage.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the EU. The orphan legislation in the EU is available for therapies addressing chronic debilitating or life-threatening conditions that affect five or fewer out of 10,000 persons or are financially not viable to develop. The market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to twelve years if sponsors complete a pediatric investigation plan agreed upon with the relevant committee of the EMA.
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
False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created new federal statutes to prevent healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and wilfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and wilfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. In addition, legislation passed in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively referred to as “PPACA”), among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. The federal Anti-Kickback Statute is broad, and despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Our sales and marketing activities for Visudyne may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal and state health care programs (including Medicare and Medicaid). We strive to ensure that our activities comply with the health care fraud and abuse laws. If the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our results of operations.
Additional Regulatory Issues
Under the Drug Price Competition and Patent Term Restoration Act of 1984, a patent that claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to half of the period of regulatory review to compensate the patent holder for a portion of the time required for research and FDA review of the product. This law, and analogous laws in the EU and Canada, establishes a period of time following approval of a drug during which the FDA, or analogous EU or Canadian regulatory authority, may not accept or approve applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. We cannot provide assurance that we will be able to take advantage of either the patent term extension in the U.S. or data exclusivity provisions of these laws in the U.S., EU or Canada.
Various aspects of our business and operations are regulated by a number of other governmental agencies, including the U.S. Occupational Safety and Health Administration.

Third-Party Reimbursement
U.S. governmental and private insurance programs, such as Medicare, Medicaid, health maintenance organizations and private insurers, known collectively as third-party payors, fund the cost of a significant portion of medical care in the U.S. Under certain U.S. governmental insurance programs, a healthcare provider is reimbursed a fixed sum for services and products, including drugs used during the course of rendering healthcare services to patients, regardless of the actual cost for such services or products. Governmental imposed limits on reimbursement to hospitals, physicians and other health care providers have significantly impacted spending budgets and purchasing patterns. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through re-design of benefits and exploration of more cost-effective methods of delivering health care. In general, these governmental and private measures have caused health care providers to be more selective in the purchase of medical products.
In the U.S., Visudyne is reimbursed by governmental and private third-party payors. Because many payors model their policies after the Medicare program, which covers eligible elderly and disabled individuals, the policies under Medicare Part B for physician services and outpatient care, among other healthcare services, are particularly significant for Visudyne. Medicare Part B provides for payment of outpatient drugs that are furnished “incident to” a physician’s service. Generally, “incident to” drugs are covered only if they satisfy certain criteria, including that they have been approved by the FDA, they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment. Visudyne is also covered under other governmental programs, such as those administered by the Department of Veterans’ Affairs and state drug assistance programs.
In the second half of 2010, we assumed responsibility from Novartis with respect to Visudyne as it relates to governmental programs that impose reporting and rebate responsibilities on drug manufacturers. These programs subject us to governmental audits and penalties and/or sanctions if we are found to be out of compliance with the applicable responsibilities. For example, under the Medicare Program, manufacturers are responsible for reporting on a quarterly basis their average sales price (“ASP”) for certain outpatient drugs, which would include Visudyne. Under Medicare Part B, providers receive reimbursement based on a payment methodology that is derived from a percentage of manufacturers’ ASP, which we report. In addition, under the Medicaid Drug Rebate Program, manufacturers must report certain pricing for covered outpatient drugs and also are responsible for a rebate to state governments for those covered drugs based on utilization by patients enrolled in their state Medicaid program. Under the Medicaid rebate program, we will pay certain states a rebate for each unit of Visudyne reimbursed by Medicaid. The amount of the rebate will be set by law as a minimum percentage of the average manufacturer price (“AMP”) of Visudyne, or if it is greater, the difference between AMP and the best price available from us. AMP and best price are calculated by manufacturers using formulas that take into account certain outpatient sales, and associated rebates and price concessions, among other things, unless excluded. The rebate amount will be determined for each quarter based on our reports of AMP and best price for Visudyne. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. Related to our participation in the Medicaid rebate program for Visudyne is a requirement that we extend comparable discounts under the Public Health Service (“PHS”) pharmaceutical pricing program to a variety of covered entities, including community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of Medicare and Medicaid beneficiaries.
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

Both within and outside the U.S., significant uncertainty exists as to the reimbursement status of both existing and newly approved health care products, and we cannot provide assurance that adequate third-party reimbursement will be available. There have been, and we expect will continue to be, proposed and adopted healthcare reform measures that have impacted or may impact our business. For example, PPACA provides for significant changes in the way healthcare is financed by both governmental and private insurers. Key provisions of PPACA specific to the pharmaceutical industry, among others, include the following:
•
An annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents into the U.S., apportioned among these entities according to their market share in certain federal government healthcare programs (excluding sales of any drug or biologic product marketed for an orphan indication), beginning in 2011;

•	An increase, from 15.1% to 23.1%, in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010;
•	Extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;
•	Expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010;
•
New (Sunshine) requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2012, with reporting starting in 2013;

•	A new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;
•	A licensure framework for follow-on biologic products; and
•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Although we cannot predict their full impact, we anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage and reimbursement criteria which may negatively impact product price potential and could adversely affect our profits and our business generally.
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
Research and Development Costs
During the years ended December 31, 2010, 2009 and 2008, our total company-sponsored research and development expenses were $33.5 million, $28.6 million and $29.6 million, respectively. See the section entitled “Our Products in Development” above and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Human Resources
As of February 25, 2011, we had approximately 172 employees, 99 of whom were engaged in research, development, clinical and regulatory affairs, medical devices, manufacturing, distribution, quality control and assurance, process development and medical affairs, and 73 of whom were engaged in administration, business development, finance, information technology, human resources, legal and sales. None of our employees belong to a labour union and we consider our relationship with our employees to be good.
Corporate Information
QLT was formed in 1981 under the laws of the Province of British Columbia. Our principal executive office is located at 887 Great Northern Way, Suite 101, Vancouver, British Columbia, Canada, and our telephone number is 604-707-7000.
We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our internet address is www.qltinc.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Report. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 887 Great Northern Way, Suite 101, Vancouver, B.C., Canada V5T 4T5.

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
Visudyne is our only commercial product and, accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to be below expectations. In 2009, worldwide sales of Visudyne decreased 25.5% from the prior year, primarily due to the approval and reimbursement in Europe of alternative therapeutics for AMD. In 2010, worldwide sales of Visudyne decreased 14.2% from 2009. We cannot assure you that Visudyne product sales will not continue to decrease. Visudyne may be rendered obsolete or uneconomical by competitive changes, including generic competition. Visudyne sales could also be adversely affected by other factors, including:
•	product manufacturing or supply interruptions or recalls,
•	the development of competitive products by other companies,
•	developing and maintaining effective sales and marketing capabilities,
•	marketing or pricing actions by our competitors or regulatory authorities,
•	changes in the reimbursement by third-party payors,
•	changes in or withdrawal of regulatory approval for or the labelling of Visudyne,
•	the majority of the laser devices used in Visudyne therapy have reached, or are nearing, the end of their lifecycle,
•	declining commercial supply and technical support for laser devices used in Visudyne therapy,
•	disputes relating to patents or other intellectual property rights,
•	disputes with our licensees, and
•	changes in laws and regulations that adversely affect our ability to market Visudyne.

Receipt of a significant amount of the consideration for the sale of QLT USA, including the Eligard product line, is largely dependent on the success of Eligard in the U.S., Canada and in Europe, which is not within our control. If we do not receive all or a material portion of the contingent consideration, our cash position will suffer. Furthermore, an unfavorable change in the fair value of our contingent consideration as a result of changes in estimates related to amount and timing of future cash flows, and the applicable discount rate may adversely impact our earnings.
Under the stock purchase agreement with Tolmar for the sale of QLT USA, including its Eligard product line, we are entitled to receive up to an additional $200.0 million of consideration, payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada and Europe until the earlier of receiving the full $200.0 million or October 1, 2024. These payments represent and will for some time represent a substantial source of our funds. Since our receipt of contingent consideration under the stock purchase agreement depends, in large part, on the success of Eligard, our receipt of contingent consideration may also be adversely affected by, among other things:
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
Furthermore, the fair value of our contingent consideration reflected on our balance sheet is based on future Eligard sales estimated by us utilizing external market research to estimate market size, to which we apply market share and pricing assumptions based on historical sales data and expected future competition. We do not have access to the Sanofi and Astellas (formerly with MediGene) sales forecasts for Eligard and, therefore, our forecasts of Eligard sales may be inaccurate.
As of December 31, 2010, we had received an aggregate $45.4 million of contingent consideration. While there are operational covenants in the stock purchase agreement intended to ensure that we receive the total consideration provided for under the stock purchase agreement prior to October 1, 2024, we do not have a security interest in the license agreements and there is no guarantee that we will actually receive the total consideration. If we do not ultimately receive all or a material portion of the consideration provided for under the stock purchase agreement due to the risks noted above or for any other reason, our cash position will suffer.
The continued commercialization of Visudyne in the U.S. is substantially dependent on our ability to develop and maintain effective sales and marketing capabilities. If we are unable to develop and maintain effective sales and marketing capabilities, our ability to generate revenues from the sale of Visudyne in the U.S. may be harmed.
Under the Amended PDT Agreement with Novartis, effective January 1, 2010 we obtained exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. Visudyne is currently our only commercial product, and the successful continued commercialization of Visudyne in the U.S. depends on our ability to develop and maintain an effective sales and marketing organization in the U.S. We have established an in-house sales and marketing organization for U.S. sales of Visudyne through our U.S. wholly-owned subsidiary, QLT Ophthalmics, Inc. However, we have limited experience in the sales, marketing and distribution of commercial products. Developing and maintaining an internal sales force and infrastructure is expensive and time-consuming, and may result in unforeseen costs, expenses and delays. We cannot assure you that our sales force will be sufficient in size, scope or effectiveness to compete successfully in the marketplace and maintain adequate sales levels of Visudyne in the U.S. The success of our marketing and promotional strategies will in part depend on our ability to secure contracts with third parties and recruit and retain the caliber of sales representatives necessary to implement our sales and marketing strategy. If we are unable to successfully develop and maintain the infrastructure to market and commercialize Visudyne in the U.S., our ability to generate revenues may be harmed.

The marketing and sale of Visudyne in the U.S. is subject to extensive regulation and aggressive government enforcement. Failure to comply with applicable laws and regulations could have a material adverse effect on our business.
Our activities relating to the sale and marketing of Visudyne in the U.S. are subject to extensive regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes and associated regulations. These laws and regulations limit the types of marketing claims and other communications we can make regarding marketed products. We are also subject to various U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. Anti-kickback laws prohibit payments of any kind intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services, including the selection of a particular prescription drug. These laws make certain business practices that are relatively common in other industries illegal in our industry. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent. Federal and state governments have asserted very broad interpretations of these laws against pharmaceutical manufacturers, even though these manufacturers did not directly submit claims for reimbursement to government payors. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our sales and marketing efforts. Violations of the above laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid. Many pharmaceutical and biotechnology companies have in recent years been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claims Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products, pricing, and government price reporting. While we will strive to comply with these complex requirements, the interpretation of these laws as applied to particular sales and marketing practices continues to evolve, and it is possible that our sales and marketing practices might be challenged. Further, although we expect to take measures to prevent potential challenges, we cannot guarantee that such measures will protect us from future challenges, lawsuits or investigations. Even if such challenges are without merit, they could cause adverse publicity, divert management attention and be costly to respond to, and thus could have a material adverse effect on our business, including impact on our stock price.
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

In both the U.S. and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the U.S., new legislation and regulations have been and likely will continue to be proposed and adopted at the federal and state levels. In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes significant changes to the way healthcare is financed by both federal and state governmental and private insurers and directly impacts the pharmaceutical and medical device industries. The PPACA extends health insurance to more individuals and includes, among other things, annual, non-deductible fees that go into effect in 2011 for entities that manufacture or import certain prescription drugs and biologics. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and Veterans’ Affairs and Public Health Service discount programs). In addition, the PPACA changes the computations used to determine Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program by redefining the average manufacturer’s price (“AMP”), effective October 1, 2010, and by using 23.1% instead of 15% of AMP for most branded drugs and 13% instead of 11% of AMP for generic drugs, effective January 1, 2010. The PPACA also increases the number of healthcare entities eligible for discounts under the Public Health Service pharmaceutical pricing program. To further facilitate the government’s efforts to coordinate and develop comparative clinical effectiveness research, the PPACA establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in such research. The manner in which the comparative research results would be used by third-party payors is uncertain. While we have made certain estimates with regard to determining how, and the extent to which, the PPACA fees and rebates will impact our business, until the PPACA is fully implemented, the full impact of the PPACA on our business cannot be determined.
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
Our applications or re-applications for coverage and reimbursement for any of our products may not result in approvals and our current reimbursement approvals for Visudyne and our other products may be reduced or reversed in whole or in part. If we were to have coverage or reimbursement reduced or reversed, the market for the affected product may be materially impaired and could materially harm our business and future revenues from that product. For example, while we believe that the results seen in the Visudyne in occult (“VIO”) study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S. and elsewhere by the applicable governmental authorities. In April 2007, after reviewing the results in the VIO study, the Committee for Medicinal Products for Human Use (“CHMP”) recommended to the European Commission that the indication of the use of Visudyne in the treatment of occult subfoveal CNV, secondary to AMD be removed in Europe. In June 2007, the EMA endorsed the recommendation by CHMP to remove the indication of Visudyne in the treatment of occult subfoveal CNV from the label for Visudyne in the EU. As a result, reimbursement for Visudyne in the occult form of wet AMD has ceased in most European countries.

In the field of PDT, Visudyne therapy is dependent on the continued supply of, and technical support for, complementary third-party laser light delivery devices.
Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We currently rely on a limited number of third-parties to manufacture, sell and service the lasers required for Visudyne therapy and, therefore, we are dependent on the continued operation and success of these medical device companies. These medical device companies supply such lasers to treating physicians directly, and we do not have a supply or distribution agreement with these companies for the supply or servicing of such devices. We cannot guarantee that these medical device companies will continue to support their laser device operations in the U.S., Europe or elsewhere, or that we could successfully find other medical device companies to supply laser devices to physicians at acceptable prices, or at all. If these medical device companies cease to carry on business, or no longer supply and/or service lasers approved for Visudyne therapy, and alternate medical device manufacturers and medical devices approved for Visudyne therapy do not fill this void, sales of Visudyne and our revenues from the sale of Visudyne will be materially adversely affected.
Portable diode lasers that have been commercially approved for use with Visudyne are available for sale in the U.S., Europe and elsewhere, including a Carl Zeiss-Meditec diode laser that is commercially available in Japan. However, with the decline in Visudyne sales over the last few years due to the emergence of competing therapies, the commercial supply and technical support for laser light delivery devices has also significantly declined, particularly in the U.S. where third party commercial operations supporting these laser devices has declined and commercial supply for new laser devices has been depleted. Further, the expected lifecycle of the laser light delivery devices for Visudyne therapy is approximately five to 10 years, which is heavily dependent on number of patients treated and normal maintenance and care. We believe the majority of the lasers currently on the market have reached or will in the coming years reach the end of their lifecycle and, therefore, we expect many of these lasers will need significant upgrades or will need to be replaced. If customers decide not to maintain their lasers or invest in a new laser, for example, due to the associated costs and/or due to the availability of other competitive therapies that do not require a medical device, or if demand for repair or replacement of lasers exceeds the commercial supply and maintenance available in the U.S., Europe or elsewhere, sales of Visudyne and our revenues from the sale of Visudyne will be materially adversely affected.
Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs. If we terminate one or more of our development programs our prospects may suffer and we may incur significant expenses that could adversely affect our financial condition or results of operations.
We may determine that certain product candidates or programs do not have sufficient potential to warrant the allocation of resources. Accordingly, we may elect to terminate one or more of our programs for such product candidates. For example, we expect to receive data from our Phase II study in the L-PPDS program in the second or third quarter of 2011 that we expect will allow us to make a go/no-go decision on further development of the punctal plug drug delivery system program (L-PPDS and O-PPDS), which is currently our most significant product development program, and for which we have expended considerable time and resources. If we terminate a clinical program in which we have invested significant resources, such as the punctal plug drug delivery program, our prospects may suffer, as we will have expended resources on a program that may not provide a return on our investment and we may have missed the opportunity to allocate those resources to potentially more productive uses. In addition, we may incur significant expenses and costs, including separation costs, associated with the termination of the program, which could adversely affect our financial condition or results of operations.
Our current and planned clinical trials may not begin on schedule, or at all, and may not be completed on schedule, or at all.
The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:
•	the FDA or other regulatory authorities do not permit us to proceed with a clinical trial protocol or a clinical trial, or place a clinical trial on hold;
•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;
•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;
•	patients experience adverse side effects or events related to our products;
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

•	investigator sites are unable to commence a clinical trial on schedule or at all for reasons beyond our control;
•	the failure of our manufacturing process to produce finished products which conform to design and performance specifications;
•	changes in governmental regulations or administrative actions;
•	the interim results of clinical trials are inconclusive or negative;
•	our clinical trial expenditures are constrained by our budgetary considerations; or
•	our trial design, although approved, is inadequate for demonstration of safety and/or efficacy.
Clinical trials require the enrolment of sufficient numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our products, or they may be persuaded to participate in contemporaneous trials of competitive products. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.
Our clinical trial costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel the entire program.
If our process related to product development, and in particular the development of our punctal plug drug delivery technology and synthetic retinoid, does not result in an approved and commercially successful product, our business could be adversely affected.
We focus our research and development activities on areas in which we have particular strengths. Currently, we are focusing our efforts on the development of our punctal plug drug delivery technology and synthetic retinoid. The outcome of any development program is highly uncertain, notwithstanding how promising a particular program may seem. Success in preclinical and early-stage clinical trials may not necessarily translate into success in large scale clinical trials. Further, to be successful in clinical trials, increased investment will be necessary, and that could adversely affect our short-term profitability.
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

Our success depends largely on the successful commercialization of our technology.
The successful commercialization of our technology, and in particular our punctal plug drug delivery technology and synthetic retinoid, is crucial for our success. Successful product development in the pharmaceutical industry is highly uncertain and very few research and development projects produce a commercial product. Principally, the risks and uncertainties involved in commercializing a product in this industry include the following:
•	Future clinical trial results may show that some or all of our technology is not safe or effective;
•
We and our strategic collaborators may face significant or unforeseen difficulties in manufacturing our products. These difficulties may become apparent when we or our strategic collaborators manufacture the products on a small scale for clinical trials and regulatory approval or may only become apparent when scaling-up the manufacturing to commercial scale;

•	We may need to obtain licenses under third-party patents which can be costly, or may not be available at all;
•	We may not be able to formulate products in a manner in which they are marketable or subject to appropriate reimbursement;
•
Even if our products are successfully developed, receive all necessary regulatory approvals and are commercially produced, there is no guarantee that there will be market acceptance of them or that they will not cause unanticipated side effects in patients; or

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
We face intense competition against Visudyne, as well as our technology under clinical development. We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Some of our competitors are also our collaborators. For example, Novartis, which, pursuant to the Amended PDT Agreement, has the marketing and sales rights to our Visudyne product outside of the U.S., also has rights to market Lucentis, a product that is competitive with Visudyne, outside of the U.S. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete. In connection with our technology under clinical development, including our punctal plug drug delivery technology and synthetic retinoid, our competitors may develop or obtain patent protection for products earlier than us, design around patented technology developed by us, obtain regulatory approval for such products before us, or develop more effective or less expensive products than us.
Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share, revenues and gross margins.

The future growth of our business may depend in part on our ability to successfully identify, acquire on favorable terms, and assimilate technologies, products or businesses.
From time to time, we may engage in negotiations to expand our operations and market presence by future product, technology or other acquisitions, in-licensing and business combinations, joint ventures or other strategic alliances with other companies. We may not be successful in identifying, initiating or completing such negotiations. Competition for attractive product acquisition or alliance targets can be intense, and we may not succeed in completing such transactions on terms that are acceptable to us. Even if we are successful in these negotiations, these transactions create risks, including:
•	difficulties in and costs associated with assimilating the operations, technologies, personnel and products of an acquired business;
•	assumption of known or unknown liabilities or other unanticipated events or circumstances;
•	acquired / in-licensed technology may not be successfully developed and commercialized;
•	the potential disruption to our ongoing business; and
•	the potential negative impact on our earnings and cash position.
Any of these risks could harm our ability to achieve anticipated levels of profitability for acquired businesses or technology or to realize other anticipated benefits of the transaction.
We have in the past and may in the future acquire one or more technologies, products or products in development that we believe will complement our business. However, we may not ultimately be able to effectively capitalize on the acquisition of such technologies, products or products in development. For example, in December 2009, we acquired QLT091568, a prodrug of a beta adrenergic antagonist, from Othera, but following formulation and development work in 2010 and consideration of our research and development priorities, we have now discontinued development of QLT091568. We may not be able to effectively integrate acquired technologies, products or products in development into our business and any such acquisition could bring additional risks, exposures and challenges to our company.
We depend on key management, scientific and technical personnel, and if we do not attract and retain these key personnel, our business could be adversely affected.
Our future success depends in significant part on the contributions of our executive officers and scientific and technical personnel. The loss of the services of one or more key individuals may significantly delay or prevent achievement of our scientific or business objectives. For example, on February 23, 2011, we announced the departure of our Senior Vice President, Research and Development and Chief Medical Officer. While we currently do not expect this executive officer’s departure to have a materially adverse impact on our business, competition for qualified and experienced personnel in the life sciences field is generally intense, and we rely heavily on our ability to attract and retain qualified personnel in order to successfully implement our scientific and business objectives. In the event we seek to recruit a replacement Chief Medical Officer or other scientific or technical personnel, we may not be able to successfully attract or retain skilled and qualified personnel on acceptable terms, or at all. The failure to attract or retain key executives or scientific and technical personnel could impact our operations, including failure to achieve targets and advance our clinical development programs.
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
Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on our products and technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.
We have applied for and will continue to apply for patents for certain aspects of Visudyne and our product candidates and technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology. In addition, patents issued or licensed to us may be challenged, invalidated or circumvented successfully, or may have expired or expire in the near future. For example, some of the key U.S patents protecting Visudyne have expired or will expire in the near future, with the remaining unexpired patents having varying strengths and duration. To the extent a preferred position is conferred by patents we own or license, upon expiry of such patents, or if such patents are successfully challenged, invalidated or circumvented, our preferred position may be lost. We may not be able to develop and successfully launch more advanced replacement products and/or technologies before our patents expire. If we fail to develop and successfully launch new products prior to the expiry of patents for our products, our revenue from those products could decline significantly.

Further, upon the expiry of, or successful challenge to, our patents covering a product, including Visudyne, generic competitors may introduce a generic version of that product, thereby adversely affecting our revenue and profitability. Generic competitors typically sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product. As a result of this possible increase in competition, we may need to lower our prices in order to maintain sales of our products or we may lose a competitive advantage and marketability of our products and technologies. In the case of Visudyne, the loss of a preferred position may have a material adverse effect on our business, cash flow, results of operations and financial position.
Patents issued or licensed to us may be infringed by the products or processes of other parties. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and the time demands could interfere with our normal operations.
It is also possible that a court may find us to be infringing validly issued patents of third parties. In that event, in addition to the cost of defending the underlying suit for infringement, we may have to pay license fees and/or damages and may be enjoined from conducting certain activities. Obtaining licenses under third-party patents can be costly, and such licenses may not be available at all. Under such circumstances, we may need to materially alter our products or processes, may be unable to launch a product or may lose the right to continue to manufacture and sell a product entirely or for a period of time.
Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to, and will continue to attempt to, protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our collaborators, contract manufacturers, licensees, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of or access to our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.
If our supply of Visudyne does not match demand, our business and future revenue could be materially adversely impacted.
A significant decrease or delay in the supply of raw materials, intermediates or finished product could hinder our ability to timely distribute Visudyne, which could materially harm our business and adversely impact our future revenue.
If we are unable to manufacture and supply Visudyne to satisfy our customers’ or licensees’ orders, we may lose those orders and our customers or licensees may cancel other orders and seek damages or exercise other remedies permitted under their agreement with us. In addition, customers or licensees may decide to stock and sell competing products, which in turn could cause a loss of our market share and materially adversely affect our revenues. Numerous factors could cause interruptions in the supply of our finished products, including damage or destruction to the storage facilities containing our product inventory and related raw materials and intermediates, shortages in raw material required by our manufacturers, changes in our sources for raw materials or manufacturing, the failure of our manufacturers to comply with FDA and foreign regulatory authorities requirements for the manufacture of our product or our product specifications, our failure to timely locate and obtain regulatory approval for additional or replacement manufacturers as needed, and conditions affecting the cost and availability of raw materials and manufacturing processes. If the supply of our products is inadequate to meet demand or interrupted, our sales and market share could decrease.
At December 31, 2010, we carried $15.1 million of Visudyne raw materials, intermediates and finished goods. We maintain levels of inventory based upon various factors including our forecasted demand for products, anticipated commercial launch of new products, minimum contractual requirements with third party suppliers and as we consider appropriate for supply chain management and security. Some of our inventory has a limited “shelf life.” If our inventory exceeds forecasted demand, or if we are unable to use our inventory or use it during its shelf life due to delay in or failure to launch a product, withdrawal of a product from the market, impact of generic competition, or delays in, or termination of agreements for, the marketing and sale of our products by third parties, our inventory may be written-down, possibly materially, in market value. As a result, we may not be able to resell our inventory at a price equal to its full value or recovery of our costs, or at all. If we are unable to sell all of our inventory or sell our inventory at an appropriate price, our business may be materially harmed and our revenues adversely impacted.

We rely on third-party manufacturers and specialty wholesale distributors and other service providers for the manufacture and distribution of Visudyne. Any difficulties with such third parties could delay future revenues from our sales of Visudyne.
We rely on several third parties in the U.S., Europe and Japan to manufacture Visudyne. If we are unable to maintain agreements on favorable terms with any of our contract manufacturers or our contract manufacturers fail to supply required materials or comply with regulatory requirements, or if we fail to timely locate and obtain regulatory approval for additional or replacement manufacturers as needed, it could impair or prevent our ability to deliver Visudyne on a timely basis, or at all, which in turn would materially and adversely harm our business and financial results and may result in claims against us from our licensees of Visudyne.
On January 1, 2010 we became responsible for the distribution, marketing and sale of Visudyne in the U.S., however, we rely on third parties to distribute Visudyne in the U.S. to end-user customers. If we are unable to continue to secure and maintain the necessary agreements with third parties to accomplish this in a timely manner on terms favorable to us or at all, supply of Visudyne in the U.S. may be adversely affected.
In addition, if any such third party service providers fail to meet their respective contractual commitments, we may not be able to supply or continue to supply commercial quantities of Visudyne. Further, any loss of a manufacturer or distributor or any difficulties that could arise in the manufacturing or distribution process, including any disputes with third party service providers, could significantly affect our inventories and supply of Visudyne available for sale.
Furthermore, our ability to commercialize Visudyne depends, in large part, on our ability to have Visudyne manufactured at a competitive cost and in accordance with FDA and other foreign regulatory requirements, including FDA cGMPs, and our product specifications, which could significantly adversely affect our product inventories and our ability to have product available for commercial sale. We do not have full control over our contract manufacturers’ compliance with these regulations and standards. Our contract manufacturers’ manufacturing and quality procedures may not achieve or maintain compliance with applicable FDA and other foreign regulatory standards or product specifications, and, even if they do, we may be unable to produce or continue to produce commercial quantities of Visudyne at an acceptable cost or margin.
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
If our contract manufacturers produce one or more product batches that do not conform to FDA or other regulatory requirements, or our product specifications, or if they introduce changes to their manufacturing processes, or if supply of Visudyne in the U.S. is otherwise adversely affected, our manufacturing expenses may increase materially, our product inventories may be reduced to unacceptable levels or entirely for an uncertain and potentially significant amount of time, we may lose market share, and/or our ability to meet demand for Visudyne may be materially and adversely impacted, which may cause us to lose potential revenue and become subject to claims from our licensees.
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
Drugs manufactured or distributed pursuant to the FDA’s approval are subject to pervasive and continuing regulation by the FDA, certain state agencies and various foreign governmental regulatory agencies such as the EMA, among others. We must comply with a host of regulatory requirements that usually apply to drugs marketed in the U.S. and elsewhere, to our clinical development programs and to investigator sponsored studies that we may from time-to-time support, including but not limited to labelling regulations, cGMP requirements, adverse event reporting, pricing rules and restrictions and general prohibitions against promoting products for unapproved or “off-label” uses imposed by the FDA and regulatory agencies in other jurisdictions. Our or our licensees’ failure to comply with applicable requirements could result in sanctions being imposed on us and/or our licensees. These sanctions could include warning letters, fines, product recalls or seizures, penalties, price rebates, injunctions, refusals to permit products to be imported into or exported out of the U.S. or elsewhere, FDA or other regulatory agency refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and criminal prosecutions.

We, our contract manufacturers, all of our suppliers, as well as the suppliers of the medical lasers required for Visudyne therapy, are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the Federal Trade Commission, the FDA and other regulatory agencies in other jurisdictions. We, our contract manufacturers, suppliers and laser suppliers may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us, or any of these manufacturers, suppliers or laser suppliers to comply with such requirements or the adoption of new requirements could materially harm our business.
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
We have undertaken significant strategic and organizational changes, including the divestment of certain core and non-core assets, to focus on the ocular therapeutic area. These changes and the transactions we completed carry certain risks which could have a material adverse effect on our business.
In the last three years, we have made significant changes to management, organizational structure and our business. In 2008 and 2009, we underwent a strategic corporate restructuring to divest certain core and non-core assets, and to focus the Company on the sale of Visudyne and our ophthalmic clinical development programs. Under our strategic restructuring, we divested Eligard (as part of the sale of QLT USA), Aczone® and Atrigel and sold the land and building comprising our Canadian headquarters. We also restructured our agreement with Novartis under the Amended PDT Agreement pursuant to which, among other things, we obtained exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S.
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
Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 3 — Significant Accounting Policies in “Notes to the Consolidated Financial Statements”) can have a material impact on our effective income tax rate.
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
We generated a net loss for the fiscal year ended December 31, 2010, and although we earned net income for the fiscal years ended December 31, 2008 and 2009, we incurred a loss from continuing operations in both of those years. Further, we incurred net losses for the years ended December 31, 2006 and 2007. Our accumulated deficit at December 31, 2010 was approximately $496.1 million. Although we earned net income for the years ended December 31, 2008 and 2009, we may incur additional losses in the future. For example, as a result of the sale of QLT USA on October 1, 2009, while we continue to earn cash flow derived from sales of Eligard, we no longer have revenue and profit from our QLT USA business reflected on our statements of operations, which may cause us to continue to report net losses in future periods. If we are unable to sustain profitability in the future, our stock price may decline.
Our operating results may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.
Our operating results may fluctuate from period to period for a number of reasons, some of which are beyond our control. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:
•	lower than expected revenues from sales of Visudyne;
•	changes in pricing, pricing strategies or reimbursement levels for Visudyne;
•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months;
•	high levels of marketing and advertising expenses for Visudyne or the launch of additional competitors to Visudyne;
•	fluctuations in currency exchange rates;
•	higher than expected operating expenses as a result of increased costs associated with the development or commercialization of Visudyne and our product candidates;
•	costs of operating an internal sales and marketing team and infrastructure for the distribution, sale and marketing of Visudyne in the U.S.; and
•	increased operating expenses as a result of product, technology or other acquisitions or business combinations.

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
The market prices for securities of biotechnology companies, including QLT, have been and are likely to continue to be extremely volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:
•	announcements of technological innovations or new products by us or our competitors;
•	results of our research and development programs;
•	litigation commenced against us;
•	regulatory developments or delays concerning our products;
•	quarterly variations in our financial results;
•	business and product market cycles;
•	fluctuations in customer requirements;
•	the availability and utilization of manufacturing capacity and our ability to continue to supply Visudyne,
•	the timing and amounts of contingent consideration or royalties paid to us by third parties; and
•	issues with the safety or effectiveness of our products.
The price of our common shares may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. Due to general economic conditions and the recent worldwide economic downturn, extreme price and volume fluctuations occur in the stock market from time to time that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated or disproportionate to the actual performance of the affected companies.
We may need additional capital in the future, and our prospects for obtaining it are uncertain.
Although our recent divestitures generated significant cash, we have not yet received, and may not ultimately ever receive, all of the contingent consideration payable to us for the sale of QLT USA and, going forward, our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund our operating expenses will depend on many factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.
We believe that we were a passive foreign investment company for the taxable year ended December 31, 2010, which could result in adverse United States federal income tax consequences to U.S. holders and may deter certain U.S. investors from purchasing our stock which may have an adverse impact on our stock price.
Based on the price of our common shares and the composition of our assets, we believe that we were a “passive foreign investment company” (“PFIC”) for United States federal income tax purposes for the taxable year ended December 31, 2010. We believe that we were also a PFIC for the taxable years ended December 31, 2008 and 2009, and we may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. If we were a PFIC for any taxable year during a U.S. Holder’s holding period for our common shares, certain adverse United States federal income tax consequences could apply to such U.S. Holder, as that term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents—U.S. Federal Income Tax Information—U.S. Holders. In addition, our PFIC status may deter certain U.S. investors from purchasing our stock, which may have an adverse impact on our stock price.

If we fail to manage our exposure to global financial, securities market and foreign exchange risk successfully, our operating results and financial statements could be materially impacted.
The primary objective of our investment activities is to preserve principal while at the same time maintaining liquidity and maximizing yields without significantly increasing risk. To achieve this objective, our cash equivalents are high credit quality, liquid, money market instruments. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments, which could materially harm our results of operations and financial condition. Moreover, the performance of certain securities in our investment portfolio may correlate with the credit condition of governments, government agencies, financial institutions and corporate issuers. If the credit environment were to become unstable, as it did in the second half of 2008 and throughout much of 2009, we might incur significant realized, unrealized or impairment losses associated with these investments.
Prior to January 1, 2010, the Canadian dollar was QLT Inc.’s functional currency, while the U.S. dollar was our reporting currency. As a result, U.S. dollar-denominated monetary assets and liabilities held by us were revalued and gave rise to foreign currency gains (or losses). During the first quarter of 2010, the functional currency of QLT Inc. was changed to the U.S. dollar as a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis. Beginning in 2010, to the extent that foreign currency-denominated (i.e., non-USD) monetary assets do not equal the amount of our foreign currency-denominated monetary liabilities, foreign currency gains or losses could arise and materially impact our financial statements.
Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
In conjunction with the sale of our land and building, on August 29, 2008 we entered into a five-year lease with Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”), a private Canadian trust that designs and builds research facilities for the benefit of the people of British Columbia, Canada. Under the agreement, we currently lease approximately 64,800 square feet of office space in Vancouver, British Columbia, where our head office, certain research facilities and pilot manufacturing facility are located.
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
Common Share Information
Our common stock is traded in Canada on the TSX under the symbol “QLT” and in the U.S. on the NASDAQ under the symbol “QLTI.” The following table sets out, for the periods indicated, the high and low closing sales prices of the common shares, as reported by the TSX and NASDAQ.

	The Toronto Stock Exchange		The NASDAQ Stock Market
	High	Low	High	Low
	(CAD$)	(CAD$)	(U.S.$)	(U.S.$)

2010

Fourth Quarter	$7.33	$5.60	$7.33	$5.43
Third Quarter	6.56	5.73	6.41	5.47
Second Quarter	6.68	5.31	6.46	5.25
First Quarter	5.46	4.77	5.32	4.48

2009

Fourth Quarter	$5.34	$3.53	$5.10	$3.36
Third Quarter	4.76	2.38	4.42	2.05
Second Quarter	2.84	2.23	2.49	1.77
First Quarter	3.12	1.82	2.65	1.41
The last reported sale price of the common shares on the TSX and on the NASDAQ on February 25, 2011 was CAD $6.68 and U.S. $6.84, respectively.
As of February 25, 2011, there were 1,460 registered holders of our common shares, 1,315 of whom were residents of the U.S. Of the total 51,154,392 common shares outstanding, the portion held by registered holders resident in the U.S. was 41,838,134 or 81.79%.

Share Price Performance Graph
The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	Dec. 30,	Dec. 29,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2006	2007	2008	2009	2010
QLT Total Return	100.00	133.02	69.50	37.89	77.99	115.25
S&P/TSX Composite Index	100.00	114.28	143.97	76.13	115.31	139.45
NASDAQ Biotechnology Index	100.00	101.02	105.65	92.31	106.74	122.76
The graph above assumes $100 invested on December 30, 2005 in common shares of QLT and in each index converted, where applicable, to U.S. dollars at the Bank of Canada close rate in effect on each date. The share price shown above for the common shares is historical and not indicative of future price performance.
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

Equity Plans
We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2011 Annual Meeting of Shareholders.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the 12 month period commencing November 3, 2009 and ended November 2, 2010, pursuant to a normal course issuer bid, we repurchased through the facilities of the NASDAQ, and immediately cancelled, an aggregate 3.7 million of our issued and outstanding common shares at an average price of $5.59 per share, for a total cost of $20.9 million.
On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to an additional 3.6 million of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12 month period commencing December 16, 2010 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. In accordance with TSX rules, daily purchases made by us on the TSX will not exceed 3,604 common shares (25% of our average daily trading volume of 14,414 common shares on the TSX for the six completed calendar months prior to TSX approval of the normal course issue bid) subject to certain prescribed exemptions. Rule 10b-18 of the U.S. Securities Exchange Act of 1934, as amended, contains similar restrictions on daily purchases that may be made by us on the NASDAQ based on 25% of the average daily trading volume of our common shares on NASDAQ for the most recently completed four calendar weeks on a rolling basis, subject to certain exemptions for block purchases. The price that we will pay for any such shares will be the market price on the TSX or the NASDAQ, as the case may be, at the time of acquisition. Since initiating the normal course issuer bid, we have repurchased through the facilities of the NASDAQ, and immediately cancelled, an aggregate 22,300 common shares at an average price of $6.78 per share, for a total cost of $0.2 million. Shareholders may obtain a copy of our TSX Form 12 — Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to the attention of our Secretary, at our offices located at 887 Great Northern Way, Suite 101, Vancouver, B.C., Canada V5T 4T5.
The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended December 31, 2010:

ISSUER PURCHASES OF EQUITY SECURITIES
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
October 1, 2010 through October 31, 2010	—	—	—	955,088	(1)

November 1, 2010 through November 30, 2010	—	—	—	—

December 1, 2010 through December 31, 2010	22,300	$6.78	22,300	3,592,985

Total	22,300		22,300	3,592,985

(1)	No purchases were made under the previous normal course issuer bid from October 1, 2010 to its expiry on November 2, 2010.

Exchange Controls and Other Limitations Affecting Holders of Common Shares
There is no limitation imposed by Canadian law or the Notice of Articles or Articles of the Company on the right of non-residents to hold or vote common shares in the Company, other than those imposed by the Investment Canada Act (Canada) (the “Investment Act”). Generally speaking, the Investment Act establishes the following two principal procedures for certain investments involving Canadian businesses, as defined by the Investment Act, by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is not a “Canadian,” as defined in the Investment Act (a “non-Canadian”): either the filing of an application for review which, except in certain limited circumstances, must be filed before closing and the non-Canadian cannot complete its investment until the Minister responsible for the Investment Act has determined that the investment is “likely to be of net benefit to Canada,” or the filing of a notice, which must be filed within 30 days after the completion of the investment. A notice is not subject to substantive review and is required for investments that involve either the establishment of a new Canadian business or that involve an acquisition of control of a Canadian business but the prescribed thresholds for review are not exceeded. Subject to the possible application of the national security provisions, the Investment Act does not apply to investments in existing Canadian businesses that do not result in an acquisition of control, as defined under the Investment Act.
A direct investment by a non-Canadian to acquire control of a Canadian business is a reviewable investment where the value of the assets of the corporation, based on the corporation’s fiscal year immediately preceding the investment, is CAD$5 million or more. Higher limits apply for direct acquisitions by or from World Trade Organization (“WTO”) member country investors, as described below.
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

The Investment Act was amended with the Act to Implement the Agreement Establishing the WTO to provide for special review thresholds for WTO member country investors. Under the Investment Act, a direct investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount (the Review Threshold). The Review Threshold is CAD$312 million in 2011. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.
On March 12, 2009, the Government passed the Budget Implementation Act, 2009, (Bill C-10) in Parliament; Part 13 of Bill C-10 enacted substantial amendments to the Investment Act. Among the more significant amendments enacted by Bill C-10, the Review Threshold will increase to an enterprise value of CAD$600 million and eventually will reach an enterprise value of CAD$1 billion (and beyond). However, until such time as regulations prescribing the manner in which “enterprise value” will be determined are brought into force, the threshold for evaluating the reviewability of direct acquisition transactions will continue to be CAD$5 million, or $312 million for WTO Investors, in the aggregate value of the assets being acquired, as described above. Draft regulations previously issued by Industry Canada indicate that enterprise value will be determined with reference to the market capitalization of a company plus its total liabilities minus its cash and cash equivalents.

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

Item 6.	SELECTED FINANCIAL DATA
Annual Financial Data
(Recast due to discontinued operations)

Year Ended December 31,	2010(1)	2009(2)	2008(3)	2007(4)	2006(5)
(In thousands of U.S. dollars except per share information)

CONSOLIDATED STATEMENT OF OPERATIONS DATA
Total revenues	$44,697	$42,106	$48,312	$67,746	$129,370
Research and development expenses	33,485	28,590	29,568	37,510	39,182
Purchase of in-process research and development	—	7,517	—	42,865	—
(Loss) income from continuing operations	(17,539)	(36,220)	(9,247)	(125,537)	39,898
Net (loss) income	(17,539)	99,434	134,891	(109,997)	(101,605)
Basic and diluted net (loss) income per common share:
Continuing operations	(0.33)	(0.64)	(0.12)	(1.68)	0.48
Discontinued operations	—	2.41	1.93	0.21	(1.68)

Net (loss) income	(0.33)	1.77	1.81	(1.47)	(1.20)

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents	$209,478	$188,114	$165,395	$30,564	$108,843
Short-term investment securities	—	—	—	96,167	265,373
Working capital	255,495	257,610	281,966	49,583	323,028
Total assets	387,783	419,637	491,758	548,987	639,106
Convertible debt	—	—	—	172,500	172,500
Total shareholders’ equity	372,944	404,454	343,230	219,823	303,214
For all years presented there were no cash dividends per common share.

Quarterly Financial Data(6)
(Recast due to discontinued operations)
Set out below is selected unaudited consolidated financial information for each of the fiscal quarters of 2010 and 2009.

Three Months Ended	December 31	September 30	June 30	March 31
(In thousands of U.S. dollars except per share information)

2010(1)
Total revenues	10,020	8,585	12,376	13,716
Gross profit	6,629	6,716	8,984	7,164
Research and development expenses	10,709	8,101	7,329	7,347
Net (loss) income from continuing operations	(19,230)	(697)	(1,015)	3,403
Net (loss) income	(19,230)	(697)	(1,015)	3,403
Basic and diluted net (loss) income per common share
Continuing operations	(0.38)	(0.01)	(0.02)	0.06
Discontinued operations	—	—	—	—
Net (loss) income	(0.38)	(0.01)	(0.02)	0.06

2009(2)
Total revenues	10,810	8,785	10,728	11,783
Gross profit	3,305	6,583	3,588	8,432
Research and development expenses	8,105	7,375	7,225	5,886
Net (loss) income from continuing operations	(36,091)	2,236	896	(3,261)
Net income	80,582	8,921	8,629	1,301
Basic and diluted net income (loss) per common share
Continuing operations	(0.67)	0.04	0.02	(0.05)
Discontinued operations	2.15	0.12	0.14	0.07
Net income	1.49	0.16	0.16	0.02

(1)
For the year ended December 31, 2010, our net loss reflects a tax provision of $10.9 million which was primarily due to a net increase in our valuation allowance resulting from lack of sufficient evidence available to support our continued recognition of certain future tax benefits.

(2)
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our U.S. subsidiary, QLT USA. See Item 1. Business, “Eligard® Contingent Consideration.” We recognized a pre-tax gain of $107.4 million related to this transaction within discontinued operations for 2009.

(3)
Assets related to Aczone were sold by QLT USA to Allergan Sales, LLC in July 2008 for cash consideration of $150.0 million, pursuant to the terms of a purchase agreement executed on June 6, 2008. We recognized a pre-tax gain of $118.2 million related to this transaction within discontinued operations for 2008.

On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt for QLT USA’s Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with the Eligard products. We recognized a pre-tax gain of $16.7 million related to this transaction within discontinued operations for 2008.

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

(4)
In July 2007, the U.S. District Court for the District of Massachusetts entered judgment in the lawsuit brought against us by MEEI in connection with U.S. patent no. 5,789,349. The District Court found that we were liable under Massachusetts state law for unfair trade practices, but that such violation was not knowing or willful, and determined that we should pay MEEI 3.01% of past, present and future worldwide Visudyne net sales, plus interest and legal fees. As a result, we recorded a charge of $110.2 million in our results for 2007.

On October 18, 2007, we completed the acquisition of ForSight Newco II, Inc. (now QLT Plug Delivery, Inc.) for aggregate consideration of $42.3 million. The acquired in-process R&D charge of $42.9 million related to the proprietary ocular punctal plug drug delivery system in development.

(5)
On February 9, 2007, QLT USA and Sanofi-aventis entered into a Settlement, Release and Patent License to settle the TAP Pharmaceutical Products Inc. litigation, and without admitting liability, QLT USA paid $112.5 million and Sanofi-aventis paid $45.0 million, for an aggregate settlement amount of $157.5 million. As a result of this settlement, we recorded a charge of $112.5 million within discontinued operations in 2006.

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
The following information should be read in conjunction with the accompanying 2010 consolidated financial statements and notes thereto, which are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate,” “project,” “believe,” “expect,” “forecast,” “outlook,” “plan,” “intend,” “estimate,” “should,” “may,” “assume,” “continue” and variations of such words or similar expressions are intended to identify our forward-looking statements and forward-looking information. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of QLT to be materially different from the results of operations or plans expressed or implied by such forward-looking statements and forward-looking information. Many such risks, uncertainties and other factors are taken into account as part of our assumptions underlying the forward-looking statements and forward-looking information.
The following factors, among others, including those described under Item 1A. Risk Factors, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	levels of future sales of Visudyne®, including the impact of competition, loss of patent protection and limited commercial supply and technical support for laser devices required for Visudyne therapy;
•	our ability to effectively market and sell Visudyne in the U.S.;
•	the ability of Novartis Pharma AG (“Novartis”) to effectively market and sell Visudyne in countries outside the U.S.;
•	our continued ability to supply Visudyne to our customers;
•	our expectations regarding Visudyne label changes and reimbursement;
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

Financial guidance and updated pipeline information is contained in our earnings press release issued on March 1, 2011 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the earnings press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and is not incorporated by reference herein.
Overview
QLT was formed in 1981 under the laws of the Province of British Columbia and is a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne, for the treatment of wet age related macular degeneration (“wet AMD”), and developing our ophthalmic product candidates.
Products, Revenues and Other Sources of Funds
We have one commercial product, Visudyne, which utilizes light-activated photodynamic therapy (“PDT”) to treat the eye disease known as wet AMD, the leading cause of blindness in people over the age of 50 in North America and Europe. Visudyne is also used for the treatment of subfoveal choroidal neovascularization (“CNV”) secondary to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis and is marketed and sold in over 80 countries worldwide.
On January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis continues to market and sell Visudyne for ophthalmic use outside the U.S. and pays us a royalty on net sales of the product.
On October 1, 2009, we divested the Eligard® line of products as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo Inc. (“Sanofi”) and the license agreement with MediGene Aktiengesellschaft (“MediGene”) which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in the U.S., Canada and Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of December 31, 2010, we had received an aggregate $45.4 million of contingent consideration. See Item 1. Business, “Eligard® Contingent Consideration.”
Research and Development
We devote significant resources to research and development programs in various stages of development. See Item 1. Business, “Overview — Research and Development.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, allocation of goodwill to divested businesses, the fair value of the mortgage receivable, contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebates and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, and provisions for taxes, tax assets and tax liabilities. Actual results may differ from estimates made by management. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:

Reporting Currency and Functional Currency Change
The U.S. dollar is the reporting currency and functional currency for QLT Inc. and our subsidiaries. For 2009 and prior periods, the Canadian dollar was the functional currency for QLT Inc. As a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis Pharma AG (“Novartis”), effective January 1, 2010, we changed the functional currency for QLT Inc., the Canadian parent company, to the U.S. dollar. The U.S. dollar reflects the currency of the economic environment in which QLT Inc. operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. Management considered the following factors, amongst others, in deciding to change the functional currency for QLT Inc. to the U.S. dollar: U.S. dollar denominated direct marketing and sales force expenditures, U.S. dollar proceeds and ongoing receipts from the sale of QLT USA, and U.S. dollar denominated Visudyne revenues. The consolidated financial statements for the comparative periods were translated into U.S. dollars using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity was translated at the applicable historical rates. Revenues and expenses were translated at a weighted average rate of exchange for the respective years. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency of QLT Inc. are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).
Revenue Recognition
With respect to Visudyne, under the terms of the Amended PDT Agreement with Novartis, on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from U.S. Visudyne sales. Novartis continues to market and sell Visudyne outside the U.S. and now pays us a royalty on net sales of the product, instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable to us under the previous PDT Agreement with Novartis. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and our U.S. specialty wholesale distributors.
Net Product Revenue
Our current period net product revenues have been derived from sales of Visudyne to distributors in the U.S. and to Novartis outside the U.S., plus reimbursement of certain costs from Novartis. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. For U.S. sales, provisions for certain vendor charge-backs, discounts, Medicaid rebates, distributor fees and product returns are accounted for as a reduction of revenue in the same period the related revenue is recorded. Rebates, vendor charge-backs and discounts are estimated based on contractual terms, historical experience, and projected market conditions. Product returns are estimated based on historical experience and business trends. We recognize revenue from the sale of Visudyne upon delivery to Novartis and other distributors.
Significant categories of gross-to-net sales adjustments related to U.S. Visudyne sales are described below:
Vendor Charge-backs
We participate in prime vendor programs with government entities whereby pricing on products is extended below wholesaler acquisition cost to participating entities. These entities purchase products through wholesalers at the lower prime vendor price and the wholesalers then charge us the difference between their acquisition cost and the lower prime vendor price. We record prime vendor charge-backs as a liability in an amount equal to our estimate of charge-back claims attributable to a sale. We determine our estimate of the prime vendor charge-backs based on the level of inventory in the distribution channel and actual experience regarding prime vendor charge-backs.
Discounts
We offer cash discounts as an incentive for prompt payment. We record cash discounts by reducing accounts receivable by the full amount of the discount. We consider payment performance and adjust the accrual to reflect actual experience.

Medicaid Rebates
We participate in state government-managed Medicaid programs as well as certain other qualifying Federal and state government programs whereby discounts and rebates are provided to participating state and local government entities. We account for these rebates by establishing a liability in an amount equal to our estimate of rebate claims attributable to a sale. We determine our estimate of rebates primarily based on historical experience regarding rebates, as well as considering any new information regarding changes in the Medicaid programs, regulations and guidelines that would impact the amount of the rebates. We consider outstanding Medicaid claims, Medicaid payments and levels of inventory in the distribution channel and adjust the accrual periodically throughout each quarter to reflect actual experience.
Distributor Fees
We pay distributor fees to our U.S. specialty wholesale distributors. We account for distributor fees by establishing a liability in an amount equal to fees owing on product sales. We determine our estimate based on the level of inventory in the distribution channel and adjust the accrual to reflect actual experience.
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
Discontinued Operations
On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our U.S. subsidiary, QLT USA. Net product revenue and royalties related to Eligard have been reported as discontinued operations for all periods presented.
Inventory and Cost of Sales
Our current period Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne, royalty expense on Visudyne sales and ongoing damages related to the Massachusetts Eye and Ear Infirmary (“MEEI”) judgment, are charged against earnings in the period that we sell to distributors in the U.S. and to Novartis outside the U.S. Through December 31, 2009, Visudyne cost of sales were charged against earnings in the period that Novartis sold to end customers. Following the divestment of the Eligard product line as part of our sale of QLT USA in 2009, cost of sales related to Eligard have been reported as discontinued operations for the prior periods.

We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Losses on manufacturing purchase commitments are immediately charged to cost of sales. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to manufacturing and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system. Unallocated overheads are recognized as cost of sales in the period in which they are incurred. In the current period, overhead was allocated to cost of sales as Visudyne was sold to our distributors in the U.S. and to Novartis outside the U.S. Through December 31, 2009, overhead was allocated to cost of sales as the related products were sold to our commercial licensees, or in the case of Visudyne, by Novartis to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion. The provision is calculated at each stage of the manufacturing process. There are three areas within our inventory costing system that require significant management judgment and estimates: (i) annual production volume, (ii) overhead allocation, and (iii) provision for non-completion of product inventory and obsolete inventory. These three areas are described below:
(i) Annual Production Volume. We estimate our normal production volume at the beginning of the year in order to arrive at a per unit allocation of fixed costs. Our estimate of normal production volume is based on our forecast of product sales and is updated periodically.
(ii) Overhead Allocation. We estimate our overhead expenses in the beginning of the year in order to arrive at a per unit allocation of overhead. Our estimate of overhead expenses is based on historical experience and the projected production volume. We update our estimate on a periodic basis based on the latest information. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system. Unallocated overheads are recognized as cost of sales in the period in which they are incurred. In the current period, overhead was allocated to cost of sales as Visudyne was sold to our distributors in the U.S. and to Novartis outside the U.S. Through December 31, 2009, overhead was allocated to cost of sales as the related products were sold to our commercial licensees, or in the case of Visudyne, by Novartis to third parties.
(iii) Provisions for Non-completion of Inventory and Obsolete Inventory. We record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs up to $1.8 million, depending on the product and the stage of production.
While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads.
Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. If actual market conditions differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, if there is a decrease in our long-term sales forecast, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional provision for excess or obsolete inventory. If our future Visudyne demand were to drop by as much as 10%, there would be no impact on our reserve for obsolescence.
Discontinued Operations
For the prior periods, cost of sales related to the production of various Eligard products were charged against earnings in the period of the related product sale to our commercial licensees.
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

For the year ended December 31, 2010, stock based compensation of $2.5 million was expensed as follows: $1.3 million to research and development costs, $1.0 million to selling, general and administrative costs, and $0.2 million to cost of sales. The weighted average assumptions used for options granted during 2010 included a volatility factor of 53.8%, a 3.7 year term until exercise, and a 2.3% risk free interest rate.
For the year ended December 31, 2009, stock based compensation of $2.2 million was expensed as follows: $0.9 million to research and development costs, $1.2 million to selling, general and administrative costs, and a negligible amount to cost of sales and discontinued operations. The assumptions used for options granted during 2009 included a volatility factor of 53.8%, a 3.6 year term until exercise, and a 1.8% risk free interest rate.
Research and Development
Research and development (“R&D”) costs are expensed as incurred and consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses associated with our various R&D programs. Overhead expenses comprise general and administrative support provided to the R&D programs and involve costs associated with support activities such as rent, facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Significant management judgment is required in the selection of an appropriate methodology for the allocation of overhead expenses. Our methodology for the allocation of overhead expenses utilizes the composition of our workforce as the basis for our allocation. Specifically, we determine the proportion of our workforce that is dedicated to R&D activities and allocate to R&D expense the equivalent proportion of overhead expenses. We consider this method the most reasonable method of allocation based on the nature of our business and workforce. Changes in the composition of our workforce and the types of support activities are factors that can influence our allocation of overhead expenses. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred.
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
We record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. There is inherent uncertainty in quantifying income tax positions. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 17 — Income Taxes in “Notes to the Consolidated Financial Statements.”

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
The results of operations, including the gain on disposal for businesses classified as held for sale are excluded from continuing operations and reported as discontinued operations for all periods presented. We do not expect any continuing involvement with these businesses following their sales. Additionally, segment information does not include the results of businesses classified as discontinued operations.
Contingent Consideration
Contingent consideration arising from the sale of QLT USA is measured at fair value. The contingent consideration is revalued each reporting period and changes are included in continuing operations.
To estimate the fair value of contingent consideration at December 31, 2010, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 9.0% determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing, and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $2.2 million, from $130.6 million to $128.4 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $2.3 million, from $130.6 million to $128.3 million. Additionally, the fair value change in contingent consideration is positively impacted by the passage of time since the remaining cash flows are closer to collection, thereby increasing their present value.
Recently Issued and Recently Adopted Accounting Standards
See Note 3 — Significant Accounting Policies in “Notes to the Consolidated Financial Statements” for a discussion of new accounting standards.
COMPARISON OF YEARS ENDED DECEMBER 31, 2010 AND 2009
For the year ended December 31, 2010, we recorded a net loss of $17.5 million, or $0.33 per common share. These results compare to net income of $99.4 million, or $1.77 per common share, for the year ended December 31, 2009. The following is a discussion and analysis of our results of operations:
Revenues
Net Product Revenue
Under the terms of the Amended PDT Agreement, on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As of January 1, 2010, Novartis continues to market and sell Visudyne outside the U.S. and pays us a royalty on net sales of the product outside the U.S. instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Agreement. Novartis is still responsible for royalties reimbursed to QLT for Visudyne sales outside the U.S., and certain other costs reimbursed to QLT. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors. Details of our revenue recognition accounting policy are described in Note 3 — Significant Accounting Policies in the “Notes to the Consolidated Financial Statements.”

Net product revenue for the year ended December 31, 2010 was determined as follows:

Year ended
(In thousands of U.S. dollars)	December 31, 2010

U.S. Visudyne sales by QLT	$22,597
Visudyne sales to Novartis	6,988
Add: Royalties reimbursed to QLT(1)	1,374
Add: Other costs reimbursed to QLT(2)	134

Net product revenue from Visudyne sales	$31,093

Net product revenue for the year ended December 31, 2009 was determined as follows:

Year ended
(In thousands of U.S. dollars)	December 31, 2009

Worldwide Visudyne sales by Novartis	$105,657
Less: Marketing and distribution costs(3)	(34,346)
Less: Inventory costs(4)	(6,031)
Less: Royalties to third parties(5)	(2,276)

Novartis’ net proceeds from Visudyne sales	$63,004

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$31,502
Add: Advance on inventory costs from Novartis(6)	5,608
Add: Royalties reimbursed to QLT(1)	2,272
Add: Other costs reimbursed to QLT(2)	2,724

Net product revenue from Visudyne sales	$42,106

(1)	“Royalties reimbursed to QLT”

For 2010, this represents amounts we receive from Novartis in reimbursement for actual royalty expenses we incur with third party licensors for sales of Visudyne outside of the U.S. For 2009, this represented the amounts we received from Novartis in reimbursement for the actual royalty expenses we incurred with third party licensors on worldwide Visudyne sales.

(2)	“Other costs reimbursed to QLT”

For 2010, this represents certain administrative expenses we incur on behalf of Novartis under the Amended PDT Agreement. For 2009, this represented reimbursement by Novartis to us of our portion of the marketing and distribution costs described in (3) below. Our marketing and distribution costs included marketing support, legal and administrative expenses that we incurred in support of Visudyne sales.

(3)	“Marketing and distribution costs”

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

(4)	“Inventory costs”

This represented Novartis’ cost of goods sold related to Visudyne. It included the cost of bulk Visudyne we shipped to Novartis and our previous provisions for certain excess or obsolete inventory, losses on manufacturing purchase commitments, plus Novartis’ packaging and labelling costs, freight, custom duties and inventory obsolescence.

(5)	“Royalties to third parties”

This represented the royalty expenses we incurred and charged to Novartis pursuant to the PDT Agreement between QLT and Novartis. The amounts were calculated by us based on specified royalty rates from license agreements with our licensors of certain Visudyne patent rights.

(6)	“Advance on inventory costs from Novartis”

This represented the amount that Novartis advanced to us for shipments of bulk Visudyne and reimbursement for inventory obsolescence. The price of the Visudyne shipments was determined based on the PDT Agreement between QLT and Novartis and represented our actual costs of producing Visudyne.

For the year ended December 31, 2010, net product revenue from Visudyne decreased by $11.0 million, or 26%, to $31.1 million compared to $42.1 million for the year ended December 31, 2009. A direct comparison of net product revenue between 2009 and 2010 is difficult because the composition of net product revenue changed significantly under the terms of the Amended PDT Agreement, which became effective on January 1, 2010. In 2009, net product revenue consisted entirely of our 50% share of Novartis’ net proceeds from worldwide Visudyne sales, plus certain cost reimbursements from Novartis to us. Under the Amended PDT Agreement, net product revenue consists primarily of end-user sales in the U.S. (where we now sell Visudyne ourselves), and it also includes product shipments that we make to Novartis for their Visudyne sales outside the U.S. market, and certain cost reimbursements from Novartis related to sales outside the U.S. Importantly, in 2009, all of QLT’s revenue related to worldwide Visudyne sales was reflected in net product revenue, while in 2010 we now also have revenue from royalties of $13.6 million (associated with Novartis’ sales of Visudyne outside the U.S. — see Royalties section below) which is not included in net product revenue. In summary, the change in determination of net product revenue under the Amended PDT agreement was the primary reason for the decline in net product revenue from 2009 to 2010. In addition, net product revenue dropped as a result of a 14% decline in Visudyne sales (presented below) from 2009 to 2010, which was primarily the result of lower end-user demand due to competing therapies. These decreases were partially offset by the recognition of $5.0 million of deferred revenue related to inventory previously shipped to Novartis for sales of Visudyne outside the U.S. in 2010.
The tables below summarize end-user Visudyne sales by dollar amount and by percentage for the years ended December 31, 2010 and 2009, respectively. Beginning January 1, 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S. and by Novartis outside the U.S. As of January 1, 2010, we earn a 20% royalty on net sales of Visudyne made by Novartis outside the U.S. In 2009, Visudyne was sold solely by Novartis on a worldwide basis, and our revenue was derived from our 50% share of Novartis’ net proceeds from Visudyne sales. See Note 3 — Significant Accounting Policies in the “Notes to the Consolidated Financial Statements.”

	Year ended	Year ended
(In thousands of U.S. dollars)	December 31, 2010	December 31, 2009

U.S.	$22,597	$30,809
Europe	26,243	29,639
Rest of World	41,778	45,209

Worldwide	$90,618	$105,657

	Year ended	Year ended
	December 31, 2010	December 31, 2009

U.S.	25%	29%
Europe	29%	28%
Rest of World	46%	43%

Worldwide	100%	100%

The worldwide sale of Visudyne is our only source of revenue. While we have sought to protect our proprietary Visudyne technology by, among other things, obtaining and licensing patents in the U.S., Europe, Japan, and other jurisdictions, because Visudyne is a mature pharmaceutical product, some of the key U.S. patents protecting it have expired or will expire in the near future. For example, one of the U.S. patents (U.S. Patent No. 5,214,036) covering lipid-based formulations of the compound verteporfin (the active ingredient in Visudyne) expired on May 25, 2010, and the U.S. patent (U.S. Patent No. 5,095,030) covering the compound verteporfin has an expiry date of September 9, 2011. See Item 1. Business — Patents, Trademarks and Proprietary Rights for a more detailed discussion of our Visudyne patent portfolio. Generally, once all patent protection expires, market exclusivity is lost. As is inherent in the biopharmaceutical industry, the loss of market exclusivity can result in significant competition from market entry of generic versions of products, which can have a significant adverse effect on product revenues. However, the effect of the expiration of one or more patents covering a biopharmaceutical product will depend upon a number of factors, such as the extent to which the product is protected by other patents in a relevant jurisdiction, the nature of the market and the position of the product in it, the growth or decline of the market and the complexities and economics of the process for manufacture of the product. Based upon our consideration of these and other factors as they relate specifically to Visudyne, we believe that the expiration of the U.S. patent covering lipid-based formulations of verteporfin in 2010 and the expiration of the U.S. patent covering the compound verteporfin in 2011 are unlikely to have a material adverse effect on our revenues over the next several years since, among other things:
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

Royalties
Under the Amended PDT Agreement, Novartis continues to market and sell Visudyne outside the U.S. and, effective January 1, 2010, pays us a 20% royalty on net sales of the product outside the U.S. For the year ended December 31, 2010, we earned $13.6 million of royalties under the Amended PDT Agreement.
Costs and Expenses
Cost of Sales
For the year ended December 31, 2010, cost of sales of $15.2 million decreased $5.0 million, or 24.7%, compared to $20.2 million for the same period in 2009. The decrease was primarily due to an inventory write-down of $8.1 million in 2009 partially offset by $4.0 million in 2010 cost of sales associated with the recognition of deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S.
Research and Development
R&D expenditures increased 17.1% to $33.5 million for the year ended December 31, 2010 compared to $28.6 million in the same period in 2009. The increase was due to higher spending on our synthetic retinoid program and QLT091568, as well as strengthening of the Canadian dollar relative to the U.S. dollar, offset by lower spending on the punctal plug program and Visudyne combination studies.
The magnitude of future R&D expenses is highly variable and depends on many factors over which we have limited visibility and control. Numerous events can happen to an R&D project prior to it reaching any particular milestone which can significantly affect future spending and activities related to the project. These events include:

•	inability to design devices to function as expected;

•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug;

•	changes in the regulatory environment;

•	introduction of competing technologies and treatments;

•	unexpected safety issues;

•	patent application, maintenance and enforcement issues;

•	inability to operate without infringing the proprietary rights of others;

•	changes in the commercial marketplace;

•	difficulty enrolling patients in, or keeping them in, our clinical studies;

•	trial design is inadequate for demonstration of safety and/or efficacy;

•	delays in study progression, including study site, Institutional Review Board and regulatory delays;

•	positive study progression and results;

•	failure to meet favorable study endpoints;

•	inability to develop cost effective manufacturing methods that comply with regulatory standards;

•	inability to attract personnel or retain personnel with expertise required by our development program;

•	inability to manufacture sterile supplies necessary for composition of products;

•	uncertainties related to collaborative arrangements;

•	environmental risks; and

•	other factors referenced under Item 1A, Risk Factors.
We may also undertake new R&D projects that may significantly affect our future spending and activities.
R&D expenditures by therapeutic area were as follows:

(In thousands of U.S. dollars)	2010	2009	2008

Ocular
Punctal Plug Drug Delivery System	$20,752	$23,254	$16,397
QLT091001	9,483	1,918	2,531
QLT091568	1,716	—	—
Visudyne	1,277	2,844	6,216
Other	—	—	1,279

Ocular — Total	33,228	28,016	26,423
Dermatology and Other	257	574	3,145

	$33,485	$28,590	$29,568

Total costs incurred through December 31, 2010 with respect to our significant products under development in the ocular therapeutic areas are: $62.2 million with respect to our Punctal Plug Drug Delivery System, $28.2 million with respect to QLT 091001, and $1.7 million with respect to QLT 091568 (we discontinued development of QLT 091568 in October 2010). In addition, we have incurred $111.6 million in ocular-related Visudyne R&D costs since 2000, the year Visudyne was commercially launched and the year in which our current accounting system that tracks R&D costs associated with our products was implemented.
The status of significant products in development is as follows:

Product/Indication	Status/Development Stage

Latanoprost Punctal Plug Drug Delivery System (L-PPDS)

Glaucoma and Ocular Hypertension	Phase II study ongoing

Olopatadine Punctal Plug Drug Delivery System (O-PPDS)

Allergic Conjunctivitis	Phase II proof-of-principle study completed in February 2011. Clinical development is suspended pending the outcome of the L-PPDS Phase II study.

QLT091001

Leber Congenital Amaurosis (LCA) and Retinitis Pigmentosa (RP)	Phase Ib proof-of-concept study ongoing
See Item 1. Business, “Research and Development,” and “Our Products In Development” for descriptions of our significant development programs.

Selling, General and Administrative Expenses
For the year ended December 31, 2010, selling, general and administration (“SG&A”) expenses increased 13.5% to $20.8 million compared to $18.3 million for the same period in 2009. The increase was primarily due to the launch of a direct marketing and sales force for Visudyne in the U.S. and the strengthening of the Canadian dollar relative to the U.S. dollar, partially offset by a $0.6 million charge for capital tax in the prior period.
Litigation
For the year ended December 31, 2010, there was no litigation expense. For the year ended December 31, 2009, litigation expense of $20.7 million included a $20.0 million payment to Massachusetts General Hospital (“MGH”) pursuant to a settlement agreement and amendment to license agreement, $0.3 million related to reimbursement of certain MEEI legal costs, as awarded by the Court of Appeals for the First Circuit in connection with the previous MEEI patent litigation, and $0.3 million in connection with the reimbursement of legal fees, accounting fees and other amounts to resolve issues not material to QLT or its business.
In-process Research and Development
For the year ended December 31, 2010, there were no acquisitions of in-process research and development. On December 30, 2009, we acquired QLT091568 (formerly OT-730), a type of beta blocker under investigation for the treatment of glaucoma, from privately-held Othera Pharmaceuticals, Inc. and its wholly-owned subsidiary, Othera Holding, Inc. for a one-time cash payment of $7.5 million. The purchase was an acquisition of assets and as QLT091568 had not reached technological feasibility and had no alternative future use at the time of purchase, we allocated the aggregate consideration of $7.5 million to IPR&D. We discontinued development of QLT091568 in October 2010.
Restructuring Charge
For the year ended December 31, 2010, there was no charge for restructuring. For the year ended December 31, 2009 we recorded a $0.3 million adjustment to our restructuring accrual related to severance, termination benefits and other costs as we completed the final activities associated with the 2008 restructuring.
Investment and Other Income (Expense)
Net Foreign Exchange Gains (Losses)
For the year ended December 31, 2010, net foreign exchange gains comprised gains from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). In prior periods, the Canadian dollar was the functional currency of QLT Inc., the Canadian parent company, and the U.S. dollar was the functional currency of our U.S. subsidiaries. In 2009, the net foreign currency gain of $7.0 million included a foreign exchange gain of $11.7 million related to the intercompany debt settlement upon the sale of QLT USA, partially offset by a foreign currency loss of $5.5 million on the revaluation of contingent consideration. Effective January 1, 2010, we changed the functional currency for QLT Inc. to the U.S. dollar thereby eliminating foreign exchange gains (losses) on intercompany debt and contingent consideration. See the section entitled “Liquidity and Capital Resources — Interest and Foreign Exchange Rates” below.
Interest Income
For the year ended December 31, 2010, interest income decreased 57.7% to $1.8 million compared to $4.3 million for the same period in 2009. The decrease occurred primarily because the prior period included $2.7 million of interest earned on tax refunds partially offset by a $0.5 million favorable variance related to interest earned on the note receivable from Tolmar in 2010.
Interest Expense
For the year ended December 31, 2010, there was no interest expense. For the year ended December 31, 2009, $1.8 million of interest expense was entirely related to interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award.

Fair Value Change in Contingent Consideration
As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At December 31, 2010, there was $154.6 million remaining to be paid to us by Tolmar. The fair value of this amount, $130.6 million, is reported as Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.
For the year ended December 31, 2010, fair value change in contingent consideration increased by $13.2 million to $16.5 million compared to $3.3 million for the same period in 2009. The increase occurred primarily because the current period included the impact of a full year related to the passage of time, whereas the prior year only included three months related to the passage of time since the shares of QLT USA were divested on October 1, 2009. In addition, in the current period, there was a favorable impact on the contingent consideration due to an increase in our cash flow projections and a positive impact due to a decrease in the cost of capital used to discount these cash flows.
Other Gains
For the year ended December 31, 2010, other gains included $0.3 million related to the out-license and sale of certain non-core assets, including the out-license of Lemuteporfin, as well as $0.2 million related to receipt of a U.S. tax grant.
Income from Discontinued Operations
There was no income from discontinued operations for the year ended December 31, 2010. The income from discontinued operations in 2009 was largely due to the gain on the sale of QLT USA on October 1, 2009.
Income Taxes
The provision for income taxes was $10.9 million for the year ended December 31, 2010, compared to a recovery of income taxes of $5.3 million for the same period in 2009. The provision for 2010 was primarily the result of the application of a valuation allowance against the Canadian tax assets due to an intra-entity transfer of intellectual property and the resulting shift of related future development expenditures to the acquiring entity. Since insufficient evidence exists to support our future realization of the tax benefits of the acquiring entity, a valuation allowance was applied. The recovery of income taxes for 2009 was largely the result of the litigation charge related to the MGH settlement.
The net 2010 deferred tax asset of $6.3 million was largely the result of contingent consideration, certain research and development credits as well as other temporary differences against which a valuation allowance was not applied.
As of December 31, 2009, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 17 — Income Taxes in “Notes to the Consolidated Financial Statements.”

COMPARISON OF YEARS ENDED DECEMBER 31, 2009 AND 2008
For the year ended December 31, 2009, we recorded net income of $99.4 million, or $1.77 per common share. These results compared to net income of $134.9 million, or $1.81 per common share, for the year ended December 31, 2008. The following is a discussion and analysis of our results of operations:
Revenues
Net Product Revenue
Net product revenue was determined as follows:

	Year ended
	December 31,
(In thousands of U.S. dollars)	2009	2008

Visudyne sales by Novartis	$105,657	$141,865
Less: Marketing and distribution costs(1)	(34,346)	(62,213)
Less: Inventory costs(2)	(6,031)	(11,153)
Less: Royalties to third parties(3)	(2,276)	(3,040)

Novartis’ net proceeds from Visudyne sales	$63,004	$65,459

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$31,502	$32,730
Add: Advance on inventory costs from Novartis (4)	5,608	7,142
Add: Royalties reimbursed to QLT(5)	2,272	3,090
Add: Other costs reimbursed to QLT(6)	2,724	5,350

Revenue from Visudyne sales	$42,106	$48,312

(1)	“Marketing and distribution costs”

This represented Novartis’ cost of marketing, promoting, and distributing Visudyne, as well as certain specified costs incurred and paid for by QLT, determined in accordance with the PDT Agreement between QLT and Novartis. The costs incurred by Novartis were related to its sales force, advertising expenses, marketing and certain administrative overhead costs. The costs incurred by us included marketing support, legal and administrative expenses that we incurred in support of Visudyne sales.

(2)	“Inventory costs”

This represented Novartis’ cost of goods sold related to Visudyne. It included the cost of bulk Visudyne we shipped to Novartis and our provisions for certain excess or obsolete inventory, losses on manufacturing purchase commitments, plus Novartis’ packaging and labelling costs, freight and custom duties.

(3)	“Royalties to third parties”

This represented the royalty expenses we incurred and charged to Novartis pursuant to the PDT Agreement between QLT and Novartis. The amounts were calculated by us based on specified royalty rates from existing license agreements with our licensors of certain Visudyne patent rights.

(4)	“Advance on inventory costs from Novartis”

This represented the amount that Novartis advanced to us for shipments of bulk Visudyne and reimbursement for inventory obsolescence. The price of the Visudyne shipments was determined based on the PDT Agreement and represented our actual costs of producing Visudyne.

(5)	“Royalties reimbursed to QLT”

This was related to item (3) above and represented the amounts we received from Novartis in reimbursement for the actual royalty expenses we owed to third party licensors.

(6)	“Other costs reimbursed to QLT”

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
Cost of sales related to Visudyne included 3.01% of worldwide Visudyne net sales, pursuant to damages awarded in the judgment against us in the MEEI litigation. We are required to continue to pay MEEI 3.01% of worldwide Visudyne net sales, and this amount is reported in cost of sales. On October 16, 2009, we entered into the Amended PDT Agreement with Novartis, pursuant to which we have released each other from all open claims the parties may have had against each other, including any in connection with our previous litigation with MEEI and our previous litigation with MGH. No reimbursement has been or will be received for the damages paid to MEEI in the amount of 3.01% of worldwide Visudyne net sales.
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
Litigation
For the year ended December 31, 2009, litigation expense of $20.7 million included a $20.0 million payment to MGH pursuant to a settlement agreement and amendment to license agreement, $0.3 million related to reimbursement of certain MEEI legal costs, as awarded by the Court of Appeals for the First Circuit in connection with the previous MEEI patent litigation, and $0.3 million in connection with the reimbursement of legal fees, accounting fees and other amounts to resolve issues not material to QLT or its business.
During the year ended December 31, 2008 litigation expense of $0.9 million related to an arbitrator’s decision in relation to our dispute with Biolitec, Inc. (“Biolitec”) over the Distribution, Supply and Service Agreement between QLT Therapeutics, Inc. and Biolitec.

Gain on Sale of Long-Lived Asset
On August 29, 2008, we completed the sale of our land and building comprising our corporate headquarters and the adjacent undeveloped parcel of land in Vancouver to Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”), for CAD$65.5 million. We recognized a gain of $21.7 million related to this transaction. The assets sold included $25.0 million of building, $6.7 million of land, and $4.9 million of equipment.
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
Restructuring Charge
In January 2008, we restructured our operations and during the year ended December 31, 2008, we provided most of the approximately 115 affected employees with severance and support to assist with outplacement and recorded $9.5 million of restructuring charges which included a property, plant and equipment impairment charge of $1.8 million. During the year ended December 31, 2009 we recorded a $0.3 million adjustment to our restructuring accrual related to severance, termination benefits and other costs as we completed the final activities associated with this restructuring. Annualized operating savings as a result of the 2008 restructuring are estimated at approximately $11.0 million.
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
Fair Value Change in Contingent Consideration
Contingent consideration from the sale of QLT USA is revalued to fair value each reporting period, and the $3.3 million recorded in 2009 reflects the fair value change in contingent consideration for the three months ended December 31, 2009.

Income (loss) from Discontinued Operations
The Eligard product line was divested as part of the sale of all of the shares of QLT USA on October 1, 2009. During the third quarter of 2008, we completed the sale of Aczone, a topical treatment for acne vulgaris, to Allergan Sales, LLC pursuant to an asset purchase agreement, and we out-licensed certain Atrigel rights to Reckitt Benckiser Pharmaceuticals Inc. pursuant to a license agreement and related asset purchase agreement. Both Aczone and the Atrigel rights were assets of QLT USA. In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA were excluded from continuing operations and reported as discontinued operations for all periods presented. The income from discontinued operations in 2009 was largely due to the gain on the sale of QLT USA, while the gain on discontinued operations in 2008 was primarily related to the gain on the Aczone sale and the out-licensing of certain Atrigel rights.
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
As of December 31, 2009, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 17 — Income Taxes in “Notes to the Consolidated Financial Statements.”
LIQUIDITY AND CAPITAL RESOURCES
General
In 2011 and future periods, we expect our cash resources and working capital, cash flow from operations, cash from the collection of the contingent consideration, and other available financing resources to be sufficient to fund current product development, operating requirements, liability requirements, acquisition and licensing activities, milestone payments, and repurchases of our common shares.
If adequate capital is not available, our business could be materially and adversely affected. Factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; levels of future sales of Visudyne; the progress of our R&D programs, including preclinical and clinical testing; future share repurchases; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing, and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; the expiration of our Visudyne patents and potential loss of market exclusivity for Visudyne; pre-launch costs related to commercializing one of our products in development; acquisition and licensing activities; milestone payments; and our ability to establish collaborative arrangements with other organizations.
Sources and Uses of Cash
We finance operations, product development and capital expenditures primarily through existing cash, proceeds from our commercial operations, sales of assets and interest income.

For the year ended December 31, 2010, we generated $4.4 million of cash from operations as compared to $56.6 million for the same period in 2009. The $52.2 million negative cash flow variance is primarily attributable to:
•
A negative operating cash flow variance from lower cash receipts from product sales and royalties of $70.0 million primarily due to the divestiture of the Eligard product line as part of the sale of QLT USA;

•	A negative operating cash flow variance from lower net tax refunds of $38.1 million;
•	A negative operating cash flow variance from lower foreign exchange gains of $12.7 million;
•	A negative operating cash flow variance from lower investment and other income of $1.5 million;
•	A positive operating cash flow variance from lower restructuring costs of $0.5 million;
•	A positive cash flow variance from settlement of the MEEI judgment resulting in the release of the appeal bond and an additional $2.2 million payment in 2009;
•	A positive cash flow variance from the purchase in 2009 of in-process research and development of $7.5 million;
•	A positive operating cash flow variance from proceeds related to the fair value change in contingent consideration of $13.2 million;
•	A positive cash flow variance from litigation settlement primarily resulting from the 2009 payment to MGH of $20.0 million; and
•
A positive operating cash flow variance from lower operating and inventory related expenditures of $26.7 million primarily due to the divestiture of the Eligard product line as part of the sale of QLT USA.

During the year ended December 31, 2010, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $20.5 million, proceeds from payment of the note receivable relating to the sale of QLT USA in 2009 of $10.0 million, proceeds from collection of the mortgage receivable of $3.8 million, net proceeds on the license and sale of non-core assets of $0.3 million and proceeds from the disposal of property, plant and equipment of $0.1 million, offset by capital expenditures of $1.6 million.
For the year ended December 31, 2010, our cash flows used in financing activities consisted primarily of common shares repurchased for $17.2 million, including share repurchase costs, offset by $0.9 million received for the issuance of common shares related to the exercise of stock options.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2010, we had $209.5 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of 43 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at December 31, 2010, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.
Previously, the Canadian dollar was the functional currency for QLT Inc. Effective January 1, 2010, we changed the functional currency for QLT Inc., the Canadian parent company, to the U.S. dollar to reflect the currency of the economic environment in which it operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. The functional currency of our U.S. subsidiaries is also the U.S. dollar, and therefore our U.S. dollar-denominated cash and cash equivalents holdings do not result in foreign currency gains or losses in operations. Since QLT Inc. holds a portion of its monetary assets and liabilities in Canadian dollars, we are subject to translation gains and losses. These translation gains and losses are included in income or loss for the period.
At December 31, 2010, we had no outstanding forward foreign currency contracts.

Contractual Obligations
In the normal course of business, we enter into purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office space and office equipment. The minimum annual commitments related to these agreements are as follows:

(in thousands of U.S. dollars)	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases (2)	$5,854	$1,930	$3,778	$146	$—

Purchase Obligations (3)	11,834	5,599	6,139	96	—

Total	$17,688	$7,529	$9,917	$242	$—

(1)
At December 31, 2010, we had approximately $1.7 million of long-term liabilities associated with uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of future payments, if any, due to uncertainties in the timing of future outcomes of tax audits that may arise. As a result, uncertain tax liabilities are not included in the table above.

(2)
In conjunction with the sale of our land and building, in September 2008 we entered into a five-year operating lease with Discovery Parks for office and laboratory space. In connection with our U.S. operations, in May 2009 we entered into a four-year operating lease with AMB Property, L.P, to support certain of our commercial and development operations. Operating leases comprise our long-term leases of office space, photocopiers and motor vehicles.

(3)
Purchase obligations comprise $5.1 million in minimum purchase requirements under our agreement with Nippon Fine Chemical Co. Ltd. for the supply of an intermediate material used in the production of Visudyne and $6.7 million in other outstanding purchase commitments related to the normal course of business.

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
Canadian Federal Tax Information
The following is a general summary of the principal Canadian federal income tax considerations generally applicable to a holder of common shares of the Company who, at all relevant times, for purposes of the Income Tax Act (Canada) (the “Canadian Tax Act”) (i) is not, or is not deemed to be, a resident of Canada, (ii) holds the common shares as capital property, (iii) deals at arm’s length with, and is not affiliated with, the Company and (iv) does not and will not use or hold, and is not and will not be deemed to use or hold, common shares of the Company in connection with carrying on a business in Canada (a “Non-Resident Holder”). Special rules, which are not discussed in this summary, may apply to a Non-Resident Holder that is an insurer carrying on business in Canada and elsewhere. Common shares of the Company will generally be considered to be capital property to a holder thereof, unless the shares are held in the course of carrying on a business or were acquired in a transaction considered to be an adventure in the nature of trade.

Dividends paid, deemed to be paid, or credited on the common shares held by Non-Resident Holders will generally be subject to Canadian withholding tax at the rate of 25% of the gross amount of the dividend unless the rate is reduced by an applicable income tax convention or treaty. The Canada-U.S. Income Tax Convention (1980) (the “Convention”) provides that the withholding tax rate on dividends paid on the common shares to U.S. residents who qualify for the benefit of the Convention will generally be reduced to 15% of the gross amount of the dividend.
A Non-Resident Holder will generally not be subject to Canadian income tax in respect of any gain realized on the disposition of common shares unless the common shares constitute “taxable Canadian property” to such Non-Resident Holder and such Non-Resident Holder is not entitled to relief under an applicable income tax treaty or convention. Generally, provided the common shares are then listed on a designated stock exchange for purposes of the Canadian Tax Act (which includes the TSX and the NASDAQ), the common shares will not be “taxable Canadian property” to a Non-Resident Holder unless, at any particular time during the 60-month period immediately preceding the disposition (i) 25% or more of the issued shares of any class or series of the capital stock of the Company were owned by such Non-Resident Holder, by persons with whom the Non-Resident Holder did not deal at arm’s length, or any combination thereof and (ii) the shares derived more than 50% of their fair market value directly or indirectly from one or any combination of real or immovable property situated in Canada, Canadian resource properties or timber resource properties (as defined in the Canadian Tax Act), or options in respect of, or interests or rights in any of the foregoing. A gain realized upon the disposition of the common shares by a U.S. resident who qualifies for the benefits of the Convention that is otherwise subject to Canadian tax may be exempt from Canadian tax under the Convention.
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
U.S. Federal Income Tax Information
Special U.S. federal income tax rules apply to “U.S. Holders” (as defined below) of stock of a “passive foreign investment company” (a “PFIC”). As previously disclosed, the Company believes, but cannot offer any assurance, that it was classified as a PFIC for one or more taxable years prior to 2000, and that it was not a PFIC during any of the taxable years from the taxable year ended December 31, 2000 through the taxable year ended December 31, 2007. The Company further believes that it was a PFIC for the taxable years ended December 31, 2008, 2009 and 2010, which significantly impacts the U.S. federal income tax consequences to U.S. Holders. The Company is uncertain regarding its potential PFIC status for the taxable year ending December 31, 2011. The Company’s actual PFIC status for a given taxable year will not be determinable until the close of such year and, accordingly, no assurances can be given regarding the Company’s PFIC status in 2011 or any future year. See further discussion of the PFIC rules below. In addition, the following assumes that the common shares are held as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Distributions on Common Shares
Subject to different treatment pursuant to the PFIC rules discussed below, a distribution with respect to our common shares generally will be treated as a dividend, taxable as ordinary income, to the extent of the Company’s current or accumulated earnings and profits, as determined under U.S. federal income tax principles. In general, to the extent that the amount of the distribution exceeds the Company’s current and accumulated earnings and profits, the excess first will be treated as a tax-free return of capital that will reduce the holder’s tax basis in the holder’s common shares, and to the extent of any remaining portion in excess of such tax basis, the excess will be taxable as capital gain. Any such capital gain will be long-term capital gain if the U.S. Holder has held the common shares for more than one year at the time of the distribution. However, under proposed U.S. Treasury regulations regarding the treatment of PFICs, a purchase of common shares from a U.S. Holder by the Company that does not qualify as a “sale or exchange” under U.S. federal income tax rules, and hence is treated as a distribution, is in fact treated as a distribution in full for PFIC purposes regardless of whether there are any earnings and profits.
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
The Company believes that it qualified as a PFIC for 2008, 2009 and 2010. Please be aware that the Company’s status as a PFIC can have significant adverse tax consequences for U.S. Holders.
A U.S. Holder that holds common shares while the Company is a PFIC (because either the Company was a PFIC in 2008, 2009 or 2010 or the Company was previously a PFIC during the period that such U.S. Holder held common shares) may be subject to increased tax liability upon the sale, exchange or other disposition of the common shares or upon the receipt of certain distributions, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs. These adverse tax consequences will not apply, however, if (i) a U.S. Holder timely filed and maintained (and in certain cases, continues to maintain), or timely files and maintains, as the case may be, a qualified electing fund (“QEF”) election to be taxed annually on the U.S. Holder’s pro rata portion of the Company’s earnings and profits, (ii) the U.S. Holder timely made or makes, as the case may be, a mark-to-market election as described below, or (iii) a U.S. Holder is eligible to make a “purging” election and timely does so, as described below.

The adverse tax consequences include:
(a)
“Excess distributions” by the Company are subject to the following special rules. An excess distribution generally is the excess of the amount a PFIC distributes to a shareholder during a taxable year over 125% of the average amount it distributed to the shareholder during the three preceding taxable years or, if shorter, the part of the shareholder’s holding period before the taxable year. Distributions with respect to the common shares made by the Company during the taxable year to a U.S. Holder that are excess distributions must be allocated ratably to each day of the U.S. Holder’s holding period. The amounts allocated to the current taxable year and to taxable years prior to the first year in which the Company was classified as a PFIC are included as ordinary income in a U.S. Holder’s gross income for that year. The amount allocated to each other prior taxable year is taxed as ordinary income at the highest tax rate in effect for the U.S. Holder in that prior year (without offset by any net operating loss for such year) and the tax is subject to an interest charge at the rate applicable to deficiencies in income taxes (the “special interest charge”).

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
Deemed Sale Election. If the Company is a PFIC for any year during which a U.S. Holder holds common shares, but the Company ceases in a subsequent year to be a PFIC (which could occur, for example, if the Company were a PFIC for 2010 but is not a PFIC for 2011), then a U.S. Holder can make a “purging” election, in the form of a deemed sale election, for such subsequent year in order to avoid the adverse PFIC tax treatment described above that would otherwise continue to apply because of the Company having previously been a PFIC. If such election is timely made, the U.S. Holder would be deemed to have sold the common shares held by the holder at their fair market value, and any gain from such deemed sale would be taxed as an excess distribution (as described above). The basis of the common shares would be increased by the gain recognized, and a new holding period would begin for the common shares for purposes of the PFIC rules. The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of the common shares. After the deemed sale election, the U.S. Holder’s common shares with respect to which the deemed sale election was made would not be treated as shares in a PFIC, unless the Company subsequently becomes a PFIC. A U.S. Holder may also be able to make a deemed sale election with respect to the Company’s subsidiaries that are PFICs, if any. The rules regarding deemed sale elections are very complex. U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election with regard to the Company and any subsidiaries.

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
Recent Legislation. Under legislation enacted in 2010, unless otherwise provided by the U.S. Treasury, each U.S. Holder of a PFIC is required to file an annual report containing such information as the U.S. Treasury may require. Prior to such legislation, a U.S. Holder of a PFIC was required to file IRS Form 8621 only for each taxable year in which such shareholder received distributions from the PFIC, recognized gain on a disposition of the PFIC stock, or made a “reportable election.” In addition, for taxable years beginning after March 18, 2010, legislation enacted in 2010 requires certain U.S. Holders who are individuals to report information relating to an interest in our common shares, subject to certain exceptions (including an exception for common shares held in accounts maintained by certain financial institutions). U.S. Holders should consult their tax advisors regarding any reporting requirements that may apply to them and the effect, if any, of this legislation on their ownership and disposition of our common shares.
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
Outstanding Share Data
As of February 25, 2011, there were 51,154,392 common shares issued and outstanding for a total of $480.0 million in share capital. As of February 25, 2011, we had 5,987,601 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 4,446,018 were exercisable) at a weighted average exercise price of Cdn$5.71 per share. Each stock option is exercisable for one common share.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of QLT Inc.
We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and changes in shareholders’ equity for each of the years in the three year period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 1, 2011

CONSOLIDATED BALANCE SHEETS

As at December 31,	2010	2009
(In thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$209,478	$188,114
Accounts receivable (Note 4)	10,659	9,465
Note receivable (Note 20)	—	9,259
Current portion of contingent consideration (Note 19)	36,520	33,587
Income taxes receivable	61	4,879
Inventories (Note 5)	3,324	2,874
Current portion of deferred income tax assets (Note 17)	3,643	5,608
Current portion of mortgage receivable (Note 6)	2,004	11,466
Other (Note 7)	2,958	6,052

	268,647	271,304

Property, plant and equipment (Note 8)	3,035	2,597
Deferred income tax assets (Note 17)	2,700	13,320
Mortgage receivable (Note 6)	6,013	—
Long-term inventories and other assets (Note 5 and 11)	13,319	14,925
Contingent consideration (Note 19)	94,069	117,491

	$387,783	$419,637

LIABILITIES
Current liabilities
Accounts payable	$6,031	$3,876
Income taxes payable	716	—
Accrued liabilities (Note 12)	6,323	5,574
Deferred income tax liability	82	—
Deferred revenue	—	4,244

	13,152	13,694

Uncertain tax position liabilities (Note 17)	1,687	1,489

	14,839	15,183

COMMITMENTS AND GUARANTEES (NOTE 21)
CONTINGENCIES (NOTE 23)

SHAREHOLDERS’ EQUITY
Share capital (Note 14)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	479,998	506,023
December 31, 2010 —51,154,392 shares
December 31, 2009 —53,789,289 shares
Additional paid in-capital	287,646	275,592
Accumulated deficit	(497,669)	(480,130)
Accumulated other comprehensive income	102,969	102,969

	372,944	404,454

	$387,783	$419,637

See the accompanying “Notes to the Consolidated Financial Statements.”

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2010	2009	2008
(In thousands of U.S. dollars except per share information)

Revenues
Net product revenue (Note 15)	$31,093	$42,106	$48,312
Royalties	13,604	—	—

	44,697	42,106	48,312

Costs and expenses
Cost of sales	15,204	20,198	14,145
Research and development	33,485	28,590	29,568
Selling, general and administrative	20,808	18,337	18,230
Depreciation	1,202	1,403	2,940
Litigation	—	20,662	864
Gain on sale of long-lived assets	—	—	(21,666)
Purchase of in-process research and development	—	7,517	—
Restructuring charges (recovery) (Note 16)	—	(263)	9,517

	70,699	96,444	53,598

Operating loss	(26,002)	(54,338)	(5,286)

Investment and other income (expense)
Net foreign exchange gains	363	7,003	643
Interest income	1,834	4,339	7,249
Interest expense	—	(1,848)	(10,339)
Fair value change in contingent consideration	16,493	3,279	—
Other gains	674	28	289

Loss from continuing operations before income taxes	(6,638)	(41,537)	(7,444)

(Provision for) recovery of income taxes (Note 17)	(10,901)	5,317	(1,803)

Loss from continuing operations	$(17,539)	$(36,220)	$(9,247)

Income from discontinued operations, net of income taxes (Note 18)	—	135,654	144,138

Net (loss) income	$(17,539)	$99,434	$134,891

Basic and diluted net (loss) income per common share
Continuing operations	$(0.33)	$(0.64)	$(0.12)
Discontinued operations	—	2.41	1.93

Net (loss) income	$(0.33)	$1.77	$1.81

Weighted average number of common shares outstanding (thousands)
Basic	52,382	56,194	74,620
Diluted	52,382	56,194	74,620
See the accompanying “Notes to the Consolidated Financial Statements.”

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2010	2009	2008
(In thousands of U.S. dollars)

Cash flows provided by (used in) operating activities
Net (loss) income	$(17,539)	$99,434	$134,891
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation	1,202	1,403	2,947
Write-down of inventory	—	8,114	7,066
Write-down of fixed assets, investments and deposit	—	448	1,715
Share-based compensation	2,494	2,161	3,391
Amortization of deferred financing expenses	—	—	851
Unrealized foreign exchange (gains) losses	(331)	2,290	9,731
Interest on restricted cash	—	(295)	(3,344)
Interest earned on note receivable	(741)	(250)	—
Deferred income taxes	12,872	(5,510)	12,685
Gain on sale of long-lived assets	(425)	—	(21,666)
Gain on sale of discontinued operations	—	(107,363)	(134,874)
Changes in non-cash operating assets and liabilities
Appeal bond collateral	—	124,622	—
Long term deposits and other assets	3,115	5,599	(3,720)
Accounts receivable	(1,186)	8,143	(7,698)
Inventories	1,006	(833)	(4,824)
Accounts payable	2,040	(1,920)	1,397
Income taxes receivable / payable	5,553	47,371	(12,455)
Accrued restructuring charge	—	(743)	703
Other accrued liabilities	633	(124,306)	7,179
Deferred revenue	(4,244)	(1,723)	(3,029)

	4,449	56,642	(9,054)

Cash provided by investing activities
Net proceeds from sale of property, plant & equipment net of mortgage	108	116	49,870
Net proceeds from sale of investment in QLT USA	10,000	16,477	—
Restricted cash	—	—	2,307
Purchase of property, plant and equipment	(1,589)	(1,094)	(516)
Proceeds from sale of long-lived assets	317	—	171,181
Proceeds from mortgage receivable	3,822	—	—
Proceeds from contingent consideration(1)	20,490	5,162	—

	33,148	20,661	222,842

Cash used in financing activities
Redemption of convertible debt	—	—	(172,500)
Common shares repurchased, including fees	(17,246)	(55,911)	—
Issuance of common shares	910	125	—

	(16,336)	(55,786)	(172,500)

Effect of exchange rate changes on cash and cash equivalents	103	1,202	(2,624)

Net increase in cash and cash equivalents	21,364	22,719	38,664
Cash and cash equivalents, beginning of year	188,114	165,395	126,731

Cash and cash equivalents, end of year	$209,478	$188,114	$165,395

Supplementary cash flow information:
Interest paid	$—	$1,832	$5,571
Income taxes paid	2,002	6,305	13,997

Non-cash investing activity:
(1)
On October 1, 2009, all of the shares of QLT USA were sold to Tolmar Holding, Inc. for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. The purchase price included contingent consideration of $200.0 million which had a fair value of $156.2 million on October 1, 2009, representing a non-cash investing activity.

During the year ended December 31, 2010, proceeds received on collection of the contingent consideration totalled $37.0 million (2009 — $8.4 million). Approximately $20.5 million (2009 — $5.2 million) of the proceeds were included within cash provided by investing activities. The remaining $16.5 million (2009 — $3.3 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net (loss) income line item within cash provided by operating activities.

See the accompanying “Notes to the Consolidated Financial Statements.”

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other				Total
	Common Shares		Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income (Loss)		Deficit	Income (Loss)	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2008	74,620,328	$702,221	$119,779	$112,278		$(714,455)	$—	$219,823

Stock-based compensation	—	—	3,588	—		—	—	3,588

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	(15,072)		—	(15,072)	(15,072)

Net income	—	—	—	—		134,891	134,891	134,891

Comprehensive income	—	—	—	—		—	119,819	—

Balance at December 31, 2008	74,620,328	$702,221	$123,367	$97,206		$(579,564)	$—	$343,230

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $3.73 per share and U.S. $3.78 per share	35,751	170	(45)	—		—	—	125

Stock-based compensation	—	—	2,266	—		—	—	2,266

Common share repurchase	(20,866,790)	(196,368)	150,004	—		—	—	(46,364)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	5,763		—	5,763	5,763

Net income	—	—	—	—		99,434	99,434	99,434

Comprehensive income	—	—	—	—		—	105,197	—

Balance at December 31, 2009	53,789,289	$506,023	$275,592	$102,969		$(480,130)	$—	$404,454

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	265,585	1,243	(333)	—		—	—	910

Stock-based compensation	—	—	2,365	—		—	—	2,365

Common share repurchase	(2,900,482)	(27,268)	10,022	—		—	—	(17,246)

Other comprehensive loss:

Net loss	—	—	—	—		(17,539)	(17,539)	(17,539)

Comprehensive loss	—	—	—	—		—	(17,539)	—

Balance at December 31, 2010	51,154,392	$479,998	$287,646	$102,969	(1)	$(497,669)	—	$372,944

(1)
At December 31, 2010, our accumulated other comprehensive income is entirely related to prior years’ cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar. See Note 3 — Significant Accounting Policies.

See the accompanying “Notes to the Consolidated Financial Statements.”

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
On October 1, 2009, the Eligard® product line was divested as part of the sale of all of the shares of our wholly owned U.S. subsidiary, QLT USA, Inc. (“QLT USA”). During the third quarter of 2008, we completed the sale of Aczone®, a topical treatment for acne vulgaris, to Allergan Sales, LLC (“Allergan”) pursuant to an asset purchase agreement, and we out-licensed certain Atrigel® rights to Reckitt Benckiser Pharmaceuticals Inc. (“Reckitt”) pursuant to a license agreement and a related asset purchase agreement. In accordance with the accounting standard for discontinued operations, the results of operations related to these dispositions have been excluded from continuing operations and reported as discontinued operations for all periods presented.
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
Reporting Currency and Functional Currency Change
The U.S. dollar is the reporting currency and functional currency for QLT Inc. and our subsidiaries. For 2009 and prior periods, the Canadian dollar was the functional currency for QLT Inc. As a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis Pharma AG (“Novartis”), effective January 1, 2010, we changed the functional currency for QLT Inc., the Canadian parent company, to the U.S. dollar. The U.S. dollar reflects the currency of the economic environment in which QLT Inc. operates as a result of significant U.S. dollar denominated revenues, expenditures, and cash flows. The consolidated financial statements for the comparative periods were translated into U.S. dollars using the current rate method. Assets and liabilities were translated at the rate of exchange prevailing at the balance sheet date. Shareholders’ equity was translated at the applicable historical rates. Revenues and expenses were translated at a weighted average rate of exchange for the respective years. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency of QLT Inc. are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss).

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
Long-lived and Intangible Assets
We depreciate property, plant and equipment using the straight-line method over their estimated economic lives, which range from three to five years. Determining the economic lives of plant and equipment requires us to make significant judgments that can materially impact our operating results.
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
Property, Plant and Equipment
Leasehold improvements are depreciated over the expected useful life but in no case longer than the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease imposes a penalty on the Company. Property, plant and equipment are recorded at cost and amortized as follows:

	Method	Years
Office furnishings, fixtures and other	Straight-line	5
Research and commercial manufacturing equipment	Straight-line	3-5
Computer hardware and operating system	Straight-line	3-5

Revenue Recognition
With respect to Visudyne, under the terms of the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (“Amended PDT Agreement”), on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through one of our U.S. subsidiaries, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from U.S. Visudyne sales. Novartis continues to market and sell Visudyne for ophthalmic use outside the U.S. and now pays us a royalty on net sales of the product outside the U.S. instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Product Development, Manufacturing and Distribution Agreement. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors.
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
Discontinued Operations
On October 1, 2009, we divested our Eligard product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA. Net product revenue and royalties related to Eligard have been reported as discontinued operations for all periods presented. See Note 18 — Discontinued Operations.
Inventory and Cost of Sales
Our current period Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne, royalty expense on Visudyne sales and ongoing damages related to the MEEI judgment, are charged against earnings in the period that we sell to distributors in the U.S. and to Novartis outside the U.S. Through December 31, 2009, Visudyne cost of sales were charged against earnings in the period that Novartis sold to end customers. Following the divestment of the Eligard product line as part of our sale of QLT USA in 2009, cost of sales related to Eligard have been reported as discontinued operations for all periods presented.
We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Losses on manufacturing purchase commitments are immediately charged to cost of sales. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to manufacturing and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system. Unallocated overheads are recognized as cost of sales in the period in which they are incurred. In the current period, overhead was allocated to cost of sales as Visudyne was sold to our distributors in the U.S. and to Novartis outside the U.S. Through December 31, 2009, overhead was allocated to cost of sales as the related products were sold to our commercial licensees or, in the case of Visudyne, by Novartis to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion. The provision is calculated at each stage of the manufacturing process. Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded based on forecasted future demand and market conditions.

Discontinued Operations
For the prior periods, cost of sales related to the production of various Eligard products were charged against earnings in the period of the related product sale to our commercial licensees.
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
The company has a Directors’ Deferred Share Unit Plan (“DDSU Plan”) for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of their equity-based compensation in the form of deferred share units (“DSUs”), each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the trading day immediately prior to the Board approval of the grant. A vested DSU is convertible into cash only (no share is issued), and is automatically converted after the non-employee director ceases to be a member of the Board unless the director is removed from the Board for just cause. The DSUs vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. The value of a vested DSU, when converted to cash, is equivalent to the closing price of a QLT common share on the date the conversion takes place. The obligations for future settlement of DSUs are accrued as compensation expense as the DSUs vest and are included in accrued liabilities. Each reporting period, obligations are revalued for changes in the market value of QLT’s common shares.
Research and Development
Research and development costs including certain acquired in-process research and development are expensed as incurred. These costs generally consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as rent, facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Patent application, filing and defense costs are expensed as incurred.
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
Derivative Financial Instruments
Periodically, we may enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net earnings and cash flows. The foreign exchange contracts are not designated as hedging instruments and, as a result all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. There were no foreign exchange contracts outstanding at December 31, 2010.

Discontinued Operations
We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of the carrying value or the estimated fair value. We cease to record depreciation or amortization expense at that time.
The results of operations, including the gain on disposal for businesses classified as held for sale are excluded from continuing operations and reported as discontinued operations for all periods presented. We do not expect any continuing involvement with these businesses following their sales.
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
The following table sets out the computation of basic and diluted net income per common share:

(In thousands of U.S. dollars, except per share data)	2010	2009	2008
Numerator:
Loss from continuing operations	$(17,539)	$(36,220)	$(9,247)
Income from discontinued operations, net of income taxes	—	135,654	144,138

Net (loss) income	$(17,539)	$99,434	$134,891

Denominator: (thousands)
Weighted average common shares outstanding	52,382	56,194	74,620
Effect of dilutive securities:
Stock options	—	—	—

Diluted weighted average common shares outstanding	52,382	56,194	74,620

Basic and diluted net (loss) income per common share:
Continuing operations	$(0.33)	$(0.64)	$(0.12)
Discontinued operations	—	2.41	1.93

Net (loss) income	$(0.33)	$1.77	$1.81

Excluded from the calculation of diluted net (loss) income per common share for the year ended December 31, 2010 were 6,100,101 shares (in 2009 — 4,833,050 shares, in 2008 — 5,341,694 shares) related to stock options because their effect was anti-dilutive. On September 15, 2008, we completed the redemption of all $172.5 million outstanding principal amount of our 3% convertible senior notes due 2023. For the year ended December 31, 2008, 6,851,234 shares related to the conversion of the convertible senior notes were excluded because their effect was anti-dilutive.

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
Recently Adopted Accounting Standards
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was later superseded by the FASB Codification and included in ASC topic 860. Among other items, the provision removes the concept of a qualifying special-purpose entity and clarifies that the objective of paragraph ASC 860-10-40-4 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement was effective January 1, 2010. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows.
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
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The enhanced disclosure will provide financial statement users with an improved understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This standard is effective on a prospective basis for the first interim or annual period ending after December 15, 2010. We do not expect the adoption of this pronouncement to have a material impact on our financial condition, results of operations or cash flows.

4. ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	2010	2009
Visudyne	$10,139	$9,293
Trade and other	520	172

	$10,659	$9,465

Effective January 1, 2010, under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). At December 31, 2010, accounts receivable related to Visudyne represents amounts due from our distributors in the U.S., ASD Specialty Healthcare, Inc. d/b/a Besse Medical (our principal U.S. wholesale distributor of Visudyne) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution, for sale of bulk Visudyne to them and amounts due from Novartis relating to the 20% royalties due on net sales outside the U.S. as well as reimbursement of specified royalty and other costs.
At December 31, 2009, accounts receivable related to Visudyne represented amounts due from Novartis and consisted of our 50% share of Novartis’ net proceeds from Visudyne sales, amounts due from the sale of bulk Visudyne to Novartis and reimbursement of specified royalty and other costs.
5. INVENTORIES

(In thousands of U.S. dollars)	2010	2009

Raw materials and supplies	$74	$231
Work-in-process	28,045	29,782
Finished goods	274	—
Provision for excess inventory	(11,077)	(11,560)
Provision for non-completion of inventory	(2,185)	(2,185)

	$15,131	$16,268

Long-term inventory	(11,807)	(13,394)

Current inventory	$3,324	$2,874

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.1 million, which was substantially applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand. During the year ended December 31, 2010, $0.5 million was charged against this provision.
We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the years ended December 31, 2010 and 2009, there were no charges against the provision for non-completion of product inventory.
We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 11 — Long-Term Inventories and Other Assets.
6. MORTGAGE RECEIVABLE
Under the terms of the original mortgage agreement, our mortgage receivable was due on August 29, 2010 and comprised a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd. in 2008. Effective August 29, 2010, we entered into an amended mortgage agreement with Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”), pursuant to which we received payment of CAD $4.0 million on August 30, 2010. The remaining mortgage receivable of CAD $8.0 million comprises a two-year, 7.5% interest-only second mortgage, of which CAD $2.0 million is due on or before May 1, 2011, and CAD $6.0 million is due on August 29, 2012. As of March 1, 2011, we received CAD $1.0 million of the amount due on or before May 1, 2011.

7. OTHER CURRENT ASSETS

(In thousands of U.S. dollars)	2010	2009

Inventory in transit held by Novartis	$—	$5,030
Prepaid expenses and other	2,958	1,022

	$2,958	$6,052

Inventory in transit comprised finished goods that were shipped to and were held by Novartis. Previously, upon delivery of inventory to Novartis, we were entitled to an advance equal to our cost of inventory. These shipments were included in deferred revenue at cost, and were recognized as revenue in the period of the related product sale and delivery by Novartis to third parties, where collection was reasonably assured. Effective January 1, 2010, under the terms of the Amended PDT Agreement with Novartis, we recognize revenue upon delivery to Novartis and other distributors. As a result, deferred revenue related to inventory previously shipped for sales outside the U.S. was recognized as revenue during the year ended December 31, 2010.
8. PROPERTY, PLANT AND EQUIPMENT

	2010
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Leasehold improvements	$460	$110	$350
Office furnishings, fixtures, and other	352	103	249
Research equipment	2,494	1,281	1,213
Commercial manufacturing equipment	2,320	2,239	81
Computer hardware and operating system	12,957	11,815	1,142

	$18,583	$15,548	$3,035

	2009
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Leasehold improvement	$244	$58	$186
Office furnishings, fixtures, and other	351	40	311
Research equipment	1,710	945	765
Commercial manufacturing equipment	3,048	2,872	176
Computer hardware and operating system	12,359	11,200	1,159

	$17,712	$15,115	$2,597

9. ACQUISITIONS AND DIVESTITURES
Acquisition of OT-730
On December 30, 2009, we acquired intellectual property related to QLT091568 (formerly OT-730), including patent applications and other intellectual property, FDA filings, data, and inventory, from privately-held Othera Pharmaceuticals, Inc. and its wholly-owned subsidiary, Othera Holding, Inc. for a one-time cash payment of $7.5 million. The purchase of QLT091568 did not qualify as a business in accordance with ASC 805. QLT091568, a type of beta blocker under investigation for the treatment of glaucoma, had not reached technological feasibility and did not have an alternative future use when acquired. Accordingly, we allocated the aggregate consideration of $7.5 million to IPR&D and charged the amount to expense. We discontinued development of QLT091568 in October 2010.

Sale of QLT USA
On October 1, 2009, we divested our Eligard product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. See Note 18 — Discontinued Operations.
Sale of Aczone and out-license of certain Atrigel rights
During the third quarter of 2008, through QLT USA, we completed the sale of Aczone, a topical treatment for acne vulgaris, to Allergan pursuant to an asset purchase agreement, and we out-licensed certain Atrigel rights to Reckitt pursuant to a license agreement and a related asset purchase agreement. See Note 18 — Discontinued Operations.
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
10. GOODWILL
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

(In thousands of U.S. dollars)	Goodwill
Cost	$409,586

Accumulated impairment losses	(305,628)

Reduction in valuation allowance against deferred tax assets*	(43,092)
Allocation to cost of business dispositions — discontinued operations (including sale of Aczone, out-license of certain Atrigel rights and related sale of Atrigel equipment)	(37,721)

Balance as of December 31, 2008	$23,145
Allocation to cost of business disposition — discontinued operations (sale of QLT USA)	(23,145)

Balance as of December 31, 2009	$—

*
Previously, we reduced our valuation allowance relating to various tax assets (including tax loss carryforwards and research and development credit carryforwards) that were acquired upon the acquisition of QLT USA (previously Atrix Laboratories, Inc.) in 2004.

11. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	2010	2009

Inventory, net of provisions	$11,807	$13,394
Other	1,512	1,531

	$13,319	$14,925

12. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	2010	2009
Royalties	$1,225	$1,273
Compensation	3,698	2,990
DDSU compensation	1,400	725
Interest	—	10
Other	—	576

	$6,323	$5,574

13. FOREIGN EXCHANGE FACILITY
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. The facility allows us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum of $70.0 million. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At December 31, 2010, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.
14. SHARE CAPITAL
(a)	Authorized Shares

There were no changes to the authorized share capital of QLT for the years ended December 31, 2010 and 2009.
(b)	Share Buy-Back Programs

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

On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2,731,534 of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. In May 2010, the normal course issuer bid was increased to repurchase up to 4,700,060 shares, representing 10% of our public float. All purchases under the bid were effected in the open market through the facilities of the NASDAQ, and in accordance with all regulatory requirements. Cumulative purchases under this program were 3,744,972 shares at an average price of $5.59 per share, for a total cost of $20.9 million.

On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to 3,615,285 of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12-month period commencing December 16, 2010 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases will be determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Since initiating the normal course issuer bid, we have repurchased through the facilities of the NASDAQ, and immediately cancelled, an aggregate 22,300 common shares at an average price of $6.78 per share, for a total cost of $0.2 million.

(c)	Stock Options

We currently maintain one equity compensation plan, the QLT 2000 Incentive Stock Option Plan (“QLT Plan”), which provides for the issuance of common shares to directors, officers, employees and consultants of QLT and its affiliates. The QLT Plan was amended and restated with shareholder approval effective May 5, 2009. The principal terms of the QLT Plan are detailed below. No financial assistance is provided by us to the participants under the QLT Plan.

Below is a summary of the principal terms of the QLT Plan:

Share Reserve. We have reserved an aggregate of 7.8 million common shares for issuance under the QLT Plan. Common shares with respect to options that are not exercised in full will be available for grant under subsequent options under the plan. In addition, the number of common shares reserved for issuance to any one person shall not, in the aggregate, exceed five percent of the issued and outstanding common shares (on a non-diluted basis). The Executive Compensation Committee of our Board of Directors (the “Compensation Committee”) will not grant options to a director who is not an employee or executive of QLT where such grant will result in such director being awarded options with an aggregate grant value in excess of CAD $100,000 in any one year. At December 31, 2010, options to purchase an aggregate total of 6.1 million common shares were outstanding under the QLT Plan and exercisable in the future at prices ranging between CAD $2.44 and CAD $10.35 per common share.

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

Exercise Price. The exercise price of options granted will be determined by the Compensation Committee, but will in no event be less than the closing price on the Toronto Stock Exchange immediately preceding the grant.

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
Amendments or Termination. The QLT Plan will terminate on March 1, 2019 or such earlier date as the Compensation Committee determines. The Compensation Committee has the right at any time to suspend or terminate the QLT Plan. The QLT Plan explicitly specifies: (i) the type of amendments that can be made to the QLT Plan by the Compensation Committee without the approval of the shareholders, and (ii) the type of amendments that the Compensation Committee may not make to the QLT Plan or any specific option grant without shareholder or applicable optionee, as the case may be, approval. Amendments that may be made without shareholder approval include altering vesting and termination provisions or the mechanics of exercise, changing the persons eligible for stock options and effecting formal minor or technical modifications or corrections to the QLT Plan.
Stock option activity with respect to our QLT Plan is presented below.

			Weighted Average
		Weighted Average	Remaining Contractual
(In Canadian dollars)	Number of Options	Exercise Price	Term (Years)

Outstanding at January 1, 2008	4,353,372	$11.52

Granted	2,304,250	3.73
Exercised	—	—
Forfeited and expired	(1,571,135)	11.66

Outstanding at December 31, 2008	5,086,487	$7.95

Granted	1,338,500	2.85
Exercised	(16,197)	3.35
Forfeited and expired	(581,978)	17.49

Outstanding at December 31, 2009	5,826,812	$5.84

Granted	1,390,600	6.26
Exercised	(265,585)	3.56
Forfeited and expired	(851,726)	9.74

Outstanding at December 31, 2010	6,100,101	$5.49	2.63

Exercisable at December 31, 2010	4,080,059	$5.78	2.04

Stock option activity with respect to all other previous option plans of the Company are presented below:

			Weighted Average
		Weighted Average	Remaining Contractual
(In U.S. dollars)	Number of Options	Exercise Price	Term (Years)

Outstanding at January 1, 2008	1,292,383	$11.46

Granted	97,250	3.78
Exercised	—	—
Forfeited and expired	(1,134,426)	11.24

Outstanding at December 31, 2008	255,207	$9.52

Granted	—	—
Exercised	(19,554)	3.78
Forfeited and expired	(157,182)	10.94

Outstanding at December 31, 2009	78,471	$8.13

Granted	—	—
Exercised	—	—
Forfeited and expired	(78,471)	8.13

Outstanding at December 31, 2010	—	—

Exercisable at December 31, 2010	—	—
As of December 31, 2010, the number of options issued and outstanding under all plans was 12% of the issued and outstanding common shares.
We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions:

	2010	2009	2008
Annualized volatility	53.8%	53.8%	42.1%
Risk-free interest rate	2.3%	1.8%	2.9%
Expected life (years)	3.7	3.6	3.9
Dividends	—	—	—
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
The weighted average grant date fair value of stock options granted during the twelve months ended December 31, 2010 was CAD $2.62, whereas the grant date fair value of stock options granted in the twelve months ended December 31, 2009 was CAD $1.18. The grant date fair value of stock options granted in the twelve months ended December 31, 2008 was CAD $1.34 and U.S. $1.35. The total intrinsic value of stock options exercised during the year ended December 31, 2010 was CAD $0.7 million. For the year ended December 31, 2009, it was negligible. There were no exercises in 2008. The aggregate intrinsic value of options outstanding at December 31, 2010 and 2009, was CAD $13.5 million and CAD $6.2 million, respectively, whereas the aggregate intrinsic value of options exercisable was CAD $8.5 million and CAD $2.2 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2008 was negligible, and the aggregate intrinsic value of options exercisable was nil.

At December 31, 2010, total unrecognized compensation cost related to non-vested stock options granted prior to that date was $3.6 million, which is expected to be recognized over 36 months with a weighted-average period of 1.8 years. We received cash from the exercise of stock options for the years ended December 31, 2010, 2009 and 2008 of $0.9 million, $0.1 million and nil, respectively. Upon option exercise, we issue new shares of stock. The total share-based compensation cost of stock options capitalized as part of inventory for the year ended December 31, 2010 was negligible. For each of the years ended December 31, 2009 and 2008 the total share-based compensation cost of stock options capitalized as part of inventory was $0.1 million and $0.2 million, respectively.
The impact on our results of operations of recording stock-based compensation for the years ended December 31, 2010, 2009, and 2008 were as follows:

(In thousands of U.S. dollars, except share information)	2010	2009	2008
Cost of sales	$163	$31	$17
Research and development	1,308	939	991
Selling, general and administrative	1,023	1,208	1,564
Restructuring	—	—	540
Discontinued operations	—	(17)	279

Share-based compensation expense before income taxes	2,494	2,161	3,391
Related income tax benefits	(136)	(48)	(88)

Share-based compensation, net of income taxes	$2,358	$2,113	$3,303

15. NET PRODUCT REVENUE
Under the terms of the Amended PDT Agreement with Novartis, on January 1, 2010, we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. In the year ended December 31, 2010, deferred revenue of $5.0 million related to inventory previously shipped to Novartis for sales outside the U.S. was recognized as revenue. Details of our revenue recognition accounting policy are described in Note 3 — Significant Accounting Policies.
Net product revenue for the year ended December 31, 2010 was determined as follows:

(In thousands of U.S. dollars)	2010

U.S. Visudyne sales by QLT	$22,597
Visudyne sales to Novartis	6,988
Add: Royalties reimbursed to QLT	1,374
Add: Other costs reimbursed to QLT	134

Net product revenue from Visudyne sales	$31,093

Net product revenue for the years ended December 31, 2009 and 2008 was determined as follows:

(In thousands of U.S. dollars)	2009	2008

Visudyne sales by Novartis	$105,657	$141,865
Less: Marketing and distribution costs	(34,346)	(62,213)
Less: Inventory costs	(6,031)	(11,153)
Less: Royalties to third parties	(2,276)	(3,040)

Novartis’ net proceeds from Visudyne sales	$63,004	$65,459

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$31,502	$32,730
Add: Advance on inventory costs from Novartis	5,608	7,142
Add: Royalties reimbursed to QLT	2,272	3,090
Add: Other costs reimbursed to QLT	2,724	5,350

Revenue from Visudyne sales	$42,106	$48,312

The tables below summarize end-user Visudyne sales for the years ended December 31, 2010, 2009 and 2008. Beginning January 1, 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). Prior to 2010, Visudyne was sold solely by Novartis on a worldwide basis, and our revenue was derived from our 50% share of Novartis’ net proceeds from Visudyne sales. See Note 3 — Significant Accounting Policies.

(In thousands of U.S. dollars)	2010	2009	2008

U.S.	$22,597	$30,809	$36,572
Europe	26,243	29,639	45,824
Rest of World	41,778	45,209	59,469

Worldwide	$90,618	$105,657	$141,865

	2010	2009	2008
U.S.	25%	29%	26%
Europe	29%	28%	32%
Rest of World	46%	43%	42%

Worldwide	100%	100%	100%

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

The details of our restructuring accrual and activity were as follows:

Employee Termination
(In thousands of U. S. dollars)	costs(1)

Balance at December 31, 2008(2)	$314
Restructuring adjustment	(263)
Foreign exchange	13
Cash payments	(64)
Non-cash portion	—

Balance at December 31, 2009	$—

(1)	Costs include severance, termination benefits, and outplacement support. Non-cash portion of employee termination costs relates to stock-based compensation.

(2)	Opening balance represents remaining balance from the restructuring.
17. INCOME TAXES
Recovery of (provision for) income taxes
Loss from continuing operations before income taxes was as follows:

(In thousands of U.S. dollars)	2010	2009	2008
Canada	$15,330	$(15,624)	$9,601
United States and other	(21,968)	(25,913)	(17,045)

Loss from continuing operations before income taxes	$(6,638)	$(41,537)	$(7,444)

The components of the (provision for) recovery of income taxes were as follows:

(In thousands of U.S. dollars)	2010	2009	2008
Canada	$(11,501)	$5,156	$(2,058)
United States and other	600	161	255

(Provision for) recovery of income taxes	$(10,901)	$5,317	$(1,803)

(In thousands of U.S. dollars)	2010	2009	2008
Current income taxes	$(2,026)	$(10)	$(2,187)
Deferred income taxes	(8,875)	5,327	384

(Provision for) recovery of income taxes	$(10,901)	$5,317	$(1,803)

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax income consisted of the following:

(In thousands of U.S. dollars)	2010	2009	2008
Loss from continuing operations before income taxes	$(6,638)	$(41,537)	$(7,444)
Canadian statutory tax rates	28.50%	30.00%	31.00%

Expected income tax recovery	$1,892	$12,461	$2,308
Net increase in valuation allowance	(22,791)	(11,179)	(6,667)
Non-taxable portion of capital gains	5,850	849	1,694
Tax (cost) recovery of undistributed earnings of affiliates	(82)	1,613	(1,613)
Foreign tax rate differences	2,511	2,537	1,516
Investment tax credits	2,904	1,626	963
Stock options	(574)	(547)	(876)
Future tax rate reductions	(427)	(1,385)	—
Other	(184)	(658)	872

(Provision for) recovery of income taxes	$(10,901)	$5,317	$(1,803)

Deferred tax assets and liabilities
The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

(In thousands of U.S. dollars)	2010	2009
Deferred tax assets
Net operating loss carryforwards	$14,927	$20,200
Contingent consideration	3,073	5,386
Research & development tax credit carryforwards	4,978	3,504
Capital loss carryforwards	35,699	40,004
Depreciable and amortizable assets	11,037	4,182
Provision for excess and non-completion of inventory	3,315	3,436
Other temporary differences	1,660	1,084

Total gross deferred income tax assets	$74,689	$77,796
Less: valuation allowance	(68,346)	(58,669)

Total deferred income tax assets	$6,343	$19,127
Less: current portion	(3,643)	(5,608)

Net long-term portion of deferred income tax assets	$2,700	$13,519

Deferred tax liabilities
Tax cost of undistributed earnings	(82)	—
Capital gains reserve	—	(199)

Total deferred income tax liabilities	$(82)	$(199)

Net deferred income tax assets	$6,261	$18,928

The change in the depreciable and amortizable assets and the capital loss carryforwards for the year ended December 31, 2010 was primarily due to the restructuring of our PDT Agreement with Novartis. Although there was no pre-tax impact, for tax purposes, the amendment of our PDT Agreement with Novartis resulted in the disposition of certain assets and the acquisition of others. There was no impact to our statement of operations for the year ended December 31, 2010 in respect of the net benefit to the Company as a result of the application of an offsetting valuation allowance to the associated long-term deferred tax assets acquired.
On October 1, 2009, we divested our Eligard product line as part of the sale of the shares of our U.S. subsidiary, QLT USA. See Note 18 — Discontinued Operations. For Canadian income tax purposes only 50% of capital gains and capital losses are generally included in the determination of income for tax purposes and, as such, 50% of the fair value change in the contingent consideration reported for accounting purposes is not taxable (or deductible, in the case of a loss). Our tax provision was positively impacted in respect of the non-taxable portion of fair value change in contingent consideration income reported for the year ended December 31, 2010.
At December 31, 2010, the increase in our valuation allowance was primarily due to an intra-entity transfer of intellectual property and the resulting shift of related future development expenditures to the acquiring entity. Since insufficient evidence exists to support our future realization of the tax benefits of the acquiring entity, a valuation allowance was applied accordingly. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may be limitations on the utilization of our accumulated net operating losses and federal and state tax credit carryforwards as a result of changes in control that have occurred. There may also be an inability to utilize a significant amount of our accumulated net operating losses and federal and state tax credit carryforwards to the extent future changes in control occur for tax purposes.

At December 31, 2010, we had approximately $36.5 million of total operating loss carryforwards all relating to our U.S. subsidiaries. The loss carryforwards expire at various dates through 2030. We also had approximately $5.0 million of research and development credits available for carryforward of which approximately $0.9 million were generated by our U.S. subsidiaries. The research and development credit carryforwards expire at various dates through 2030. We also had approximately $281.5 million of capital loss carryforwards which carryforward indefinitely. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities.
The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands of U.S. dollars)	2010	2009	2008
Balance as at January 1	$1,489	$766	$756
Increases related to current year tax positions	—	365	110
Changes in tax positions of a prior period	198	358	(100)
Settlements	—	—	—
Lapse of Statute of Limitations	—	—	—

Balance as at December 31	$1,687	$1,489	$766

The total amount of unrecognized tax benefits at December 31, 2010 that, if recognized, would impact the effective tax rate is $1.7 million.
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
QLT Inc. and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we believe we are subject to tax. In jurisdictions in which QLT Inc. and its subsidiaries do not believe we are subject to tax and therefore do not file income tax returns, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of QLT Inc. or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that we claim and a Canadian income tax audit currently underway, we are not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Our major tax jurisdictions are Canada and the U.S. With few exceptions, QLT Inc. and its subsidiaries should not be subject to Canadian income tax examinations in respect of taxation years before 2006 and U.S. income tax examinations in respect of taxation years before 2007.
18. DISCONTINUED OPERATIONS
On October 1, 2009, we divested the Eligard product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010 and expect to receive up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi Synthelabo Inc. (“Sanofi”) and MediGene Aktiengesellschaft (“MediGene”) which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in the U.S., Canada, and Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of December 31, 2010, we had received an aggregate $45.4 million of contingent consideration. We expect to receive the remaining $154.6 million on a quarterly basis, over the next four to six years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We have not had any continuing involvement with this business following its sale.

We recognized a pre-tax gain of $107.4 million related to this transaction. The assets sold included $31.7 million of income tax assets, $14.9 million of accounts receivable, $10.6 million of inventory, $1.3 million of fixed and other assets, and $23.1 million of goodwill. Liabilities of $7.3 million were assumed by Tolmar. See Note 20 — Financial Instruments and Concentration of Credit Risk for further information on fair value of contingent consideration.
Assets related to the Aczone business were sold by QLT USA in July 2008 for cash consideration of $150.0 million, pursuant to the terms of a purchase agreement executed on June 6, 2008. We recognized a pre-tax gain of $118.2 million related to this transaction. The assets sold included worldwide rights to Aczone, related inventory of $1.4 million and $27.8 million of goodwill allocated in accordance with SFAS 142, which was later superceded by the FASB codification and included in ASC topic 350. Aczone had a nil book value as it was recorded as in-process R&D upon the acquisition of QLT USA (previously Atrix Laboratories, Inc.) in 2004.
On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt for its Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with the Eligard products. Under the terms of the license agreement and related asset purchase agreement, QLT USA received an upfront cash payment of $25.0 million and QLT USA may receive potential milestone payments of up to $5.0 million based on the successful development of two Atrigel-formulated products. As part of the transaction, Reckitt acquired 18 employees from QLT USA and assumed the lease for most of its corporate facility located in Fort Collins, Colorado. We recognized a pre-tax gain of $16.7 million related to this transaction. The assets sold include equipment of $2.5 million, $4.6 million of goodwill and a license for certain Atrigel rights with a nil book value.
In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA have been excluded from continuing operations and reported as discontinued operations for all periods presented.
Operating results of QLT USA included in discontinued operations are summarized as follows:

	Period ended	Year ended
(In thousands of U.S. dollars)	October 1, 2009	December 31, 2008

Product revenue and other	$28,625	$42,186
Royalty revenue	32,148	33,643

Net revenue	60,773	75,829

Operating pre-tax income	29,174	21,704
Other gains	1,828	—
Gain on sale of discontinued operations	107,363	134,874

Pre-tax income	138,365	156,578
Provision for income taxes(1)	(2,711)	(67,160)
Recovery of income taxes(2)	—	54,720

Net income from discontinued operations	$135,654	$144,138

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

19. CONTINGENT CONSIDERATION
On October 1, 2009, we divested our Eligard product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. Contingent consideration arising on the sale of QLT USA is measured at a fair value of $130.6 million at December 31, 2010. See Note 20 — Financial Instruments and Concentration of Credit Risk and Note 18 — Discontinued Operations.
20. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, mortgage receivable and, from time to time, forward currency contracts. The mortgage owed to us is recorded as a receivable and is carried at amortized cost. Based on market information, the book value of our mortgage receivable approximates fair value. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.
The following table provides information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value
	December 31,	Fair Value Measurements at December 31, 2010
(In thousands of U.S. dollars)	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$209,478	$209,478	$—	$—
Contingent consideration(1)	130,589	—	—	130,589

Total	$340,067	$209,478	$—	$130,589

(1)
To estimate the fair value of contingent consideration at December 31, 2010, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 9.0% determined by management after considering all available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected future competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $2.2 million, from $130.6 million to $128.4 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $2.3 million, from $130.6 million to $128.3 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at January 1, 2009	$—
Transfers to Level 3	156,240
Settlements	(8,441)
Fair value change in contingent consideration	3,279

Balance at December 31, 2009	$151,078
Transfers to Level 3	—
Settlements	(36,982)
Fair value change in contingent consideration	16,493

Balance at December 31, 2010	$130,589

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

At December 31, 2010, we had no outstanding forward foreign currency contracts. The net unrealized loss or gain in respect of foreign currency contracts for the years ended December 31, 2009 and 2008 was a loss of approximately $0.1 million and a gain of $3.6 million, respectively, which was included in our results of operations.
Other financial instruments that potentially subject us to concentration of credit risk include our cash, cash equivalents, accounts receivable, contingent consideration, and mortgage receivable. In order to limit our credit exposure in regards to cash and cash equivalents, we deposit our cash with high quality financial institutions and the primary goals of our treasury policy are capital preservation and liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.
Our contingent consideration, as at December 31, 2010, represents the estimated fair value of the payments owed to us on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada and Europe until the earlier of QLT receiving the additional $200.0 million or October 1, 2024. At the Balance Sheet date of December 31, 2010, we had received an aggregate $45.4 million of contingent consideration.
Our accounts receivable, as at December 31, 2010, comprised amounts primarily owing from Novartis, ASD Specialty Healthcare, Inc. d/b/a Besse Medical (our principal U.S. wholesale distributor of Visudyne) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution. Our accounts receivable as at December 31, 2009, comprised amounts primarily owing from Novartis. See Note 4 — Accounts Receivable.
On October 1, 2010, we received payment of the note receivable of $10.0 million in accordance with the stock purchase agreement for the sale of all of the shares of QLT USA to Tolmar.
Our mortgage receivable, as at December 31, 2010, comprises a two-year, 7.5% interest-only, second mortgage in the amount of CAD $8.0 million related to the sale of our land and building to Discovery Parks on August 29, 2008. See Note 6 — Mortgage Receivable.
21. COMMITMENTS AND GUARANTEES
In conjunction with the sale of our land and building on August 29, 2008, we entered into a five-year operating lease with Discovery Parks for office and laboratory space. We have two options to renew this lease for an additional five years each, at fair market value at the time of each renewal.
Estimated operating lease payments for office space, motor vehicles and office equipment payable over the next five years are as follows:

(In thousands of U.S. dollars)
Year ending December 31,
2011	$1,930
2012	1,938
2013	1,840
2014	77
2015 and thereafter	69

Total	$5,854

Rent expense amounted to $2.0 million in 2010, $1.6 million in 2009, and $0.5 million in 2008.
In connection with the sale of assets and businesses, we provided indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2010, no amount has been accrued in relation to indemnities.

22. SEGMENT INFORMATION
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing, opportunities in ophthalmology. Our chief operating decision makers review our operating results on a company-wide basis and manage our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.
Details of our revenues and property, plant and equipment by geographic segments are as follows:
Revenues(1)

(In thousands of U.S. dollars)	2010	2009	2008

U.S.	$22,597	$16,394	$16,612
Europe	12,817	10,960	13,953
Canada	619	2,526	4,529
Japan	3,760	8,301	8,746
Other	4,904	3,925	4,472

	$44,697	$42,106	$48,312

Property, plant and equipment

(In thousands of U.S. dollars)	2010	2009

Canada	$2,570	$1,977
U.S.	465	620

	$3,035	$2,597

(1)
Revenues are attributable to a geographic segment based on the location of the customer. In 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. Previously, Visudyne was sold solely by Novartis on a worldwide basis, and they contributed all of our total revenues.

23. CONTINGENCIES
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
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified and in accordance with the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in timely alerting them to material information required to be included in our periodic SEC reports.
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
Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Deloitte & Touche LLP, the independent registered chartered accountants that audited our December 31, 2010 consolidated annual financial statements, has issued an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS
To the Board of Directors and Shareholders of QLT Inc.
We have audited the internal control over financial reporting of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Vancouver, Canada
March 1, 2011

Item 9B.	OTHER INFORMATION
None

PART III
The Information required by Items 10 through 14 of Part III of this Report are incorporated by reference from the proxy statement for use in connection with the Company’s annual meeting of shareholders to be held on May 26, 2011.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required for this Item is incorporated by reference from the information set forth under the headings “Director Nomination Process,” “Audited Consolidated Financial Statements and Additional Information,” “Audit and Risk Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Code of Ethics and Code of Exemplary Conduct,” “Election of Directors” and “Information Concerning Board Committees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 26, 2011.
We have a code of ethics and code of exemplary conduct for senior financial officers that applies to our principal executive officer, all senior financial managers, including the principal financial and accounting officer, our treasurer, controller, internal legal counsel, corporate secretary, and all other company officers. We also have a code of business conduct and ethics that applies to all of our employees. Information regarding our codes is available on our website at www.qltinc.com, and is incorporated by reference to the information set forth under the heading “Corporate Code of Ethics and Code of Exemplary Conduct” in our definitive proxy statement for our annual meeting of shareholders to be held on May 26, 2011. Information on our website is not incorporated by reference and does not form a part of this Report. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 887 Great Northern Way, Suite 101, Vancouver, B.C, Canada V5T 4T5.
OUR EXECUTIVE OFFICERS
The following table sets forth information about our executive officers as of February 25, 2011. The executive officers listed below serve in their respective capabilities at the discretion of our Board of Directors.

Name	Age	Position

Robert L. Butchofsky	49	President and Chief Executive Officer

Cameron R. Nelson	45	Vice President, Finance and Chief Financial Officer

Linda M. Lupini	51	Senior Vice President, Human Resources and Organizational Development

Alexander R. Lussow	48	Senior Vice President, Commercial Operations and Business Development

Item 11.	EXECUTIVE COMPENSATION
The information required for this Item is incorporated by reference from the information set forth under the headings “Compensation of Non-Employee Directors,” “Equity-Based Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Executive Compensation Committee,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change-in-Control,” “Option Grants in Last Fiscal Year” and “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values” in our definitive proxy statement for our annual meeting of shareholders to be held on May 26, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2010:

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities			future issuance under
	to be issued upon		Weighted average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
PLAN CATEGORY	warrants and rights		warrants and rights	column (a))

Equity compensation plans approved by security holders (QLT 2000 Incentive Stock Option Plan)	6,100,101	(1)	CAD $5.49	1,049,299

Total	6,100,101			1,049,299

(1)
The QLT 2000 Incentive Stock Option Plan, as amended and restated effective May 5, 2009, provides for the issuance of common stock to employees, consultants, officers and directors of QLT and its affiliates.

Other information required for this Item is incorporated by reference from the proxy statement for use in connection with the annual meeting of shareholders to be held on May 26, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required for this Item is incorporated by reference from the information set forth under the headings “Indebtedness of Directors, Executive Officers and Senior Officers,” “Potential Payments Upon Termination or Change-In-Control,” “Interest of Certain Persons in Material Transactions” and “Information Concerning Board Committees” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 26, 2011.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required for this Item is incorporated by reference from the information set forth under the heading “Appointment of Independent Auditors” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 26, 2011.

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

Schedule II — Valuation and Qualifying Accounts for the Years ended December 31, 2010, 2009 and 2008.

Provision for non-completion of inventory (In thousands of U.S. dollars)

		Additions	Charged /
	Balance at	charged to	(credited) to	Write-offs
	beginning of	costs and	other	and provision	Balance at
Year	year	expenses	accounts(1)	reduction	end of year
2010	$2,185	$—	$—	$—	$2,185
2009	1,874	—	311	—	2,185
2008	2,292	—	(417)	(1)	1,874

(1)	Foreign currency translation adjustments.
Provision for excess inventory (In thousands of U.S. dollars)

		Additions	Charged /
	Balance at	charged to	(credited) to	Write-offs
	beginning of	costs and	other	and provision	Balance at
Year	year	expenses	accounts(1)	reduction	end of year
2010	$11,560	$(483)	$—	$—	$11,077
2009	2,471	8,114	975	—	11,560
2008	3,020	—	(549)	—	2,471

(1)	Foreign currency translation adjustments.
Deferred tax asset valuation allowance (In thousands of U.S. dollars)

		Additions charged
	Balance at	to costs and	Write-offs and	Balance at end
Year	beginning of year	expenses	provision reduction	of year
2010	$58,669	$17,540	$(7,863)	$68,346
2009	9,843	48,826	—	58,669
2008	3,150	7,261	(568)	9,843

Exhibits
The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 1, 2011

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

Signatures	Title	Date

/s/ Robert L. Butchofsky	President, Chief Executive Officer and Director	March 1, 2011
Robert L. Butchofsky	(Principal Executive Officer)

/s/ Cameron R. Nelson	Vice President, Finance and Chief Financial Officer	March 1, 2011
Cameron R. Nelson	(Principal Financial and Accounting Officer)

/s/ C. Boyd Clarke C. Boyd Clarke	Chairman of the Board of Directors and Director	March 1, 2011

/s/ Bruce L.A. Carter Bruce L.A. Carter	Director	March 1, 2011

/s/ Peter A. Crossgrove Peter A. Crossgrove	Director	March 1, 2011

/s/ Kathryn E. Falberg Kathryn E. Falberg	Director	March 1, 2011

/s/ Ian J. Massey Ian J. Massey	Director	March 1, 2011

/s/ Joseph L. Turner Joseph L. Turner	Director	March 1, 2011

/s/ L. Jack Wood L. Jack Wood	Director	March 1, 2011

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
Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit	Description	Location

10.36	Eligard Manufacturing and Supply Agreement, dated December 22, 2006, between Tolmar, Inc. and QLT USA, Inc. (1)	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.37	Amended and Restated Contribution Agreement, dated February 9, 2007, between Sanofi-Synthelabo, Inc. and QLT USA, Inc. (1)	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.38	Settlement Agreement dated March 2, 2007, by and between the Company and Massachusetts Eye and Ear Infirmary.(1)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.39*	Separation Letter Agreement with Alain Curaudeau.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2008 and filed with the Commission on January 25, 2008.

10.40	Amended and Restated License Agreement, dated December 14, 2007 between QLT Inc. and the University of British Columbia.(1)	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.41*	2007 Cash Incentive Bonus Plan for Executive Officers.	Item 1.01 of the Company’s Current Report on Form 8-K dated February 27, 2007 and filed with the Commission on March 3, 2007.

10.42*	2007 Cash Incentive Compensation Structure for Executive Officers.	Item 5.02 of the Company’s Current Report on Form 8-K dated May 17, 2007 and filed with the Commission on May 23, 2007.

10.43*	2007 Base Salary for Chief Executive Officer.	Item 5.02 of the Company’s Current Report on Form 8-K dated April 16, 2007 and filed with the Commission on April 20, 2007.

10.44	QLT Guarantee dated June 6, 2008.	Exhibit 10.44 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

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
Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit	Description	Location

10.46	License Agreement dated August 25, 2008 by and between QLT USA, Inc. and Reckitt Benckiser Pharmaceuticals Inc. (1)	Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A dated August 25, 2008 and filed with the Commission on September 3, 2008.

10.47	Amendment No. 8 to BPD-MA Presome Supply Agreement dated December 29, 2008 by and between QLT Inc. and Nippon Fine Chemical Co., Ltd. (1)	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.48	Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement dated October 16, 2009 between QLT Inc. and Novartis Pharma AG.	Exhibit 10.48 to the Company’s Current Report on Form 8-K dated October 22, 2009.

10.49*	2000 QLT Incentive Stock Option Plan (as amended and restated effective May 5, 2009).	Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 14, 2009.

10.50*	Employment Agreement dated April 12, 2010 between QLT Inc. and Dr. Dipak Panigrahi	Exhibit 10.50 to the Company’s Form 8-K dated May 5, 2010

10.51*	Change of Control Agreement dated April 12, 2010 between QLT Inc. and Dr. Dipak Panigrahi	Exhibit 10.51 to the Company’s Form 8-K dated May 5, 2010

10.52	Distribution Services Agreement dated effective as of January 1, 2010 by and between QLT Ophthalmics, Inc. and ASD Specialty Healthcare, Inc. d/b/a Besse Medical (1)	Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) dated November 1, 2010

10.53	Amendment Agreement to Employment Agreement by and between QLT Inc. and Dr. Dipak Panigrahi dated February 3, 2011	Exhibit 10.53 to the Company’s Form 8-K dated February 4, 2011

10.54*
Co-Development Agreement dated effective as of April 4, 2006 by and between QLT Inc. and Retinagenix, LLC, as amended by letter agreements dated August 10, 2006, September 11, 2008 and October 20, 2010 by and between QLT Inc. and Retinagenix, LLC (2)
Filed herewith.

11	Statement re: computation of per share earnings.	Filed herewith.

21	Subsidiaries of QLT Inc.	Filed herewith.

23	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer.	Filed herewith.

Exhibit	Description	Location

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Vice President, Finance, and Chief Financial Officer.	Filed herewith.
Notes:

*	Denotes executive compensation plans or arrangements.

(1)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(2)
Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.