Form 10-Q
period 2011-03-31
QLT INC/BC
filed 2011-05-05
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2011, the registrant had 50,867,275 outstanding shares of common stock.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
March 31, 2011

ITEM	PAGE

PART I — FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS	1

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010	2

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010	3

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and year ended December 31, 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

4. CONTROLS AND PROCEDURES	20

PART II — OTHER INFORMATION

1. LEGAL PROCEEDINGS	21

1A. RISK FACTORS	21

2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

6. EXHIBITS	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	March 31, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$205,869	$209,478
Accounts receivable	9,606	10,659
Current portion of contingent consideration (Note 9)	38,762	36,520
Inventories (Note 2)	5,080	3,324
Current portion of deferred income tax assets	3,563	3,704
Current portion of mortgage receivable (Note 3)	1,031	2,004
Other	2,261	2,958

	266,172	268,647

Property, plant and equipment	3,550	3,035
Deferred income tax assets	2,399	2,700
Mortgage receivable (Note 3)	6,183	6,013
Long-term inventories and other assets (Note 4)	12,192	13,319
Contingent consideration (Note 9)	82,937	94,069

	$373,433	$387,783

LIABILITIES
Current liabilities
Accounts payable	$4,833	$6,031
Income taxes payable	—	716
Accrued liabilities (Note 5)	4,372	6,323
Deferred income tax liability	82	82

	9,287	13,152

Uncertain tax position liabilities	1,757	1,687

	11,044	14,839

SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	475,994	479,998
March 31, 2011 — 50,759,775 shares
December 31, 2010 — 51,154,392 shares
Additional paid-in capital	289,644	287,646
Accumulated deficit	(506,218)	(497,669)
Accumulated other comprehensive income	102,969	102,969

	362,389	372,944

	$373,433	$387,783

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars except share and per share information)	2011	2010

Revenues
Net product revenue (Note 8)	$5,590	$10,470
Royalties	3,310	3,246

	8,900	13,716

Costs and expenses
Cost of sales	1,338	6,552
Research and development	9,734	7,347
Selling, general and administrative	7,096	4,851
Depreciation	342	311

	18,510	19,061

Operating loss	(9,610)	(5,345)

Investment and other income
Net foreign exchange gains	279	641
Interest income	210	482
Fair value change in contingent consideration	2,282	2,443

	2,771	3,566

Loss before income taxes	(6,839)	(1,779)

(Provision for) recovery of income taxes (Note 10)	(1,710)	5,182

Net (loss) income	$(8,549)	$3,403

Basic and diluted net (loss) income per common share	$(0.17)	$0.06

Weighted average number of common shares outstanding (thousands)
Basic	51,023	53,717
Diluted	51,023	54,370
See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2011	2010

Cash used in operating activities
Net (loss) income	$(8,549)	$3,403
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	342	311
Share-based compensation	929	681
Unrealized foreign exchange gains	(168)	(705)
Interest earned on note receivable	—	(244)
Deferred income taxes	602	(8,086)
Changes in non-cash operating assets and liabilities
Long-term deposits and other assets	686	4,281
Accounts receivable	1,423	345
Inventories	(588)	(583)
Accounts payable	(956)	(215)
Income taxes receivable / payable	(787)	2,747
Other accrued liabilities	(2,143)	(2,035)
Deferred revenue	—	(4,244)

	(9,209)	(4,344)

Cash provided by investing activities
Purchase of property, plant and equipment	(1,188)	(549)
Proceeds from mortgage receivable	1,049	—
Proceeds from contingent consideration(1)	8,889	7,844

	8,750	7,295

Cash used in financing activities
Common shares repurchased, including fees	(3,675)	(1,177)
Issuance of common shares	348	43

	(3,327)	(1,134)

Effect of exchange rate changes on cash and cash equivalents	177	154

Net (decrease) increase in cash and cash equivalents	(3,609)	1,971
Cash and cash equivalents, beginning of period	209,478	188,114

Cash and cash equivalents, end of period	$205,869	$190,085

Supplementary cash flow information:

Interest paid	$—	$—
Income taxes paid	829	10

(1)
On October 1, 2009, all of the shares of QLT USA, Inc. (“QLT USA”) were sold to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. The purchase price included contingent consideration of $200.0 million which had a fair value of $156.2 million on October 1, 2009, representing a non-cash investing activity.

During the three months ended March 31, 2011, proceeds received on collection of the contingent consideration totalled $11.2 million (2010 — $10.3 million). Approximately $8.9 million (2010 - $7.8 million) of the proceeds were included within cash provided by investing activities. The remaining $2.3 million (2010 — $2.4 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net (loss) income line item within cash provided by operating activities.

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Shares		Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income		Deficit	Loss	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2010	53,789,289	$506,023	$275,592	$102,969		$(480,130)	$—	$404,454
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	265,585	1,243	(333)	—		—	—	910
Stock-based compensation	—	—	2,365	—		—	—	2,365
Common share repurchase	(2,900,482)	(27,268)	10,022	—		—	—	(17,246)
Net loss	—	—	—	—		(17,539)	(17,539)	(17,539)

Comprehensive loss	—	—	—	—		—	(17,539)	—

Balance at December 31, 2010	51,154,392	$479,998	$287,646	$102,969		$(497,669)	$—	$372,944
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	138,883	1,002	(288)	—		—	—	714
Stock-based compensation	—	—	955	—		—	—	955
Common share repurchase	(533,500)	(5,006)	1,331	—		—	—	(3,675)
Net loss	—	—	—	—		(8,549)	(8,549)	(8,549)

Comprehensive loss	—	—	—	—		—	(8,549)	—

Balance at March 31, 2011	50,759,775	$475,994	$289,644	$102,969	(1)	$(506,218)	$—	$362,389

(1)
At March 31, 2011 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Throughout this Quarterly Report on Form 10-Q (this “Report”), the words “we”, “us”, “our”, “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, QLT Plug Delivery, Inc., QLT Therapeutics, Inc., and QLT Ophthalmics, Inc., unless stated otherwise.
1. CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

We are a biotechnology company dedicated to the development and commercialization of innovative therapies for the eye. We are currently focused on our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”) and developing our ophthalmic product candidates.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010 (our “Annual Report”). All amounts are expressed in United States dollars unless otherwise noted.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
Principles of Consolidation
These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. The principal subsidiaries included in our consolidated financial statements are QLT Plug Delivery, Inc., QLT Therapeutics, Inc. and QLT Ophthalmics, Inc., each of which is incorporated in the State of Delaware in the United States of America. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, the fair value of the mortgage receivable, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebates and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.
Segment Information
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthamology. Our chief operating decision maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.
Revenue Recognition
Net Product Revenue
Net product revenue is derived from sales of Visudyne to distributors in the U.S. and to Novartis Pharma AG (“Novartis”) outside the U.S., plus reimbursement of certain costs from Novartis. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. For U.S. Visudyne sales, provisions for certain vendor charge-backs, discounts, Medicaid rebates, distributor fees and product returns are accounted for as a reduction of revenue in the same period the related revenue is recorded. Rebates, vendor charge-backs, and discounts are estimated based on contractual terms, historical experience, and projected market conditions. Product returns are estimated based on historical experience and business trends. We recognize revenue upon delivery, when title and risk of loss passes to Novartis and other distributors.

Royalties
We recognize royalties when product is sold by Novartis to end customers based on royalty rates specified in the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement (“Amended PDT Agreement”) with Novartis. Royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by Novartis.
Income Taxes
Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Changes in valuation allowances are included in our tax provision in the period of change.
Contingent Consideration
Contingent consideration arising from the sale of all of the shares of our then wholly-owned subsidiary QLT USA on October 1, 2009 is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations.
Net (Loss) Income Per Common Share
Basic net (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed in accordance with the treasury stock method, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options.
The following table sets out the computation of basic and diluted net (loss) income per common share:

	Three months ended
	March 31,
(In thousands of U.S. dollars, except share and per share data)	2011	2010
Numerator:
Net (loss) income	$(8,549)	$3,403

Denominator: (thousands)
Weighted average common shares outstanding	51,023	53,717
Effect of dilutive securities:
Stock options	—	653

Diluted weighted average common shares outstanding	51,023	54,370

Basic and diluted net (loss) income per common share	$(0.17)	$0.06
Excluded from the calculation of diluted net income per common share for the three months ended March 31, 2011 and 2010 were 5,409,301 and 2,524,339 shares, respectively, related to stock options because their effect was anti-dilutive.
Fair Value of Financial Assets and Liabilities
The carrying values of cash and cash equivalents, trade receivables and payables, contingent consideration and the mortgage receivable approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Recently Adopted Accounting Standards
In October 2009, the FASB issued EITF 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25). This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The prospective adoption of this standard on January 1, 2011, did not have a material impact on our financial condition, results of operations or cash flows.
In March 2010, the FASB ratified the EITF final consensus on Issue ASC 2010-17, Milestone Method of Revenue Recognition. The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of a substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. The prospective adoption of this standard on January 1, 2011, did not have a material impact on our financial condition, results of operations or cash flows.
2. INVENTORIES

(In thousands of U.S. dollars)	March 31, 2011	December 31, 2010

Raw materials and supplies	$29	$74
Work-in-process	28,086	28,045
Finished goods	895	274
Provision for excess inventory	(11,075)	(11,077)
Provision for non-completion of inventory	(2,185)	(2,185)

	$15,750	$15,131

Long-term inventory, net of provisions	(10,670)	(11,807)

Current inventory	$5,080	$3,324

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.1 million as of March 31, 2011, which was substantially applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand.
We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended March 31, 2011, there were no charges against the provision for non-completion of product inventory.
We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 — Long-Term Inventories and Other Assets.
3. MORTGAGE RECEIVABLE
Under the terms of the original mortgage agreement, our mortgage receivable was due on August 29, 2010 and comprised a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”) in 2008. Effective August 29, 2010, we entered into an amended mortgage agreement with Discovery Parks, pursuant to which we received payment of CAD $4.0 million on August 30, 2010. The remaining mortgage receivable of CAD $8.0 million comprised a 7.5% interest-only second mortgage, of which CAD $2.0 million was due on or before May 1, 2011, and CAD $6.0 million is due on August 29, 2012. Of the CAD $2.0 million due on or before May 1, 2011, we had received CAD $1.0 million as of March 31, 2011, leaving CAD $1.0 million remaining as the current portion of mortgage receivable (which was subsequently collected in April 2011).

4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	March 31, 2011	December 31, 2010

Inventory, net of provisions	$10,670	$11,807
Other	1,521	1,512

	$12,191	$13,319

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2011	December 31, 2010

Royalties	$1,092	$1,225
Compensation	1,875	3,698
DDSU compensation	1,405	1,400

	$4,372	$6,323

6. FOREIGN EXCHANGE FACILITY
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. As of March 31, 2011, the facility allowed us to enter into a maximum of $300.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum of $70.0 million. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At March 31, 2011, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions. In April 2011, we amended the facility to reduce the forward foreign exchange limit from $300.0 million to $100.0 million. There were no other changes in the terms and conditions governing the facility.
7. SHARE CAPITAL
(a) Share Buy-Back Programs
On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to 3,615,285 of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12-month period commencing December 16, 2010 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases will be determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Cumulative purchases under this program through March 31, 2011, were 555,800 shares at an average price of $6.84, for a total cost of $3.8 million.
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

(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended
	March 31,
	2011	2010
Annualized volatility	55.4%	55.1%
Risk-free interest rate	2.4%	2.5%
Expected life (years)	3.7	3.6
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
The weighted average grant date fair value of stock options granted during the three months ended March 31, 2011 and 2010 was CAD $2.97 and CAD $2.12, respectively.
The impact on our results of operations of recording stock-based compensation for the three-month periods ended March 31, 2011 and 2010 was as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2011	2010

Cost of sales	$5	$120
Research and development	328	309
Selling, general and administrative	596	253

Stock-based compensation expense before income taxes	929	682
Related income tax benefits	(29)	(8)

Stock-based compensation, net of income taxes	$900	$674

At March 31, 2011, total unrecognized estimated compensation cost related to non-vested stock options was $2.7 million, which is expected to be recognized over 36 months with a weighted-average period of 1.7 years. The intrinsic value of stock options exercised during the three months ended March 31, 2011 was CAD$0.3 million and cash received from the exercise of the stock options was CAD$0.7 million. During the three months ended March 31, 2010, the intrinsic value of stock options exercised and cash received from the exercise of the stock options was negligible. There was a negligible amount of share-based compensation capitalized as part of inventory during the three months ended March 31, 2011 and there was no amount capitalized as part of inventory for the same period in 2010. We recorded a negligible amount for related tax benefits during the three months ended March 31, 2011 and March 31, 2010, respectively.
8. NET PRODUCT REVENUE
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

Net product revenue for the three-month periods ended March 31, 2011 and 2010, was determined as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2011	2010

U.S. Visudyne sales by QLT	$5,242	$5,045
Visudyne sales to Novartis	—	4,989
Add: Royalties reimbursed to QLT	332	327
Add: Other costs reimbursed to QLT	16	109

Net product revenue from Visudyne sales	$5,590	$10,470

The tables below summarize end-user Visudyne sales for the three-month periods ended March 31, 2011 and 2010. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 — Condensed Summary of Significant Accounting Policies.

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2011	2010

U.S.	$5,242	$5,045
Europe	6,947	7,207
Rest of World	9,602	9,025

Worldwide	$21,791	$21,277

	Three months ended
	March 31,
	2011	2010

U.S.	24%	24%
Europe	32%	34%
Rest of World	44%	42%

Worldwide	100%	100%

9. CONTINGENT CONSIDERATION
On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010 and expect to receive up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”) which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of March 31, 2011, we had received an aggregate $56.6 million of contingent consideration. We expect to receive the remaining $143.4 million on a quarterly basis, over the next three to five years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We have not had any continuing involvement with this business following its sale. See Note 11 — Financial Instruments and Concentration of Credit Risk.
10. INCOME TAXES
The change in the effective tax rate was primarily due to changes in the overall mix of income (loss) in the jurisdictions in which we operate, including changes in our valuation allowance in such jurisdictions. In 2010, the company completed an intra-entity transfer of intellectual property and, as a result, shifted certain related future development expenditures to the acquiring entity. As insufficient evidence exists to support current or future realization of the tax benefits associated with such development expenditures as well certain other current period expenditures, the benefit of certain tax assets has not been recognized in the current period. The tax recovery for the period ended March 31, 2010 reflected a benefit of $5.6 million which was recorded as a result of the amendment of our agreement with Novartis.

11. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, the mortgage receivable and, from time to time, forward currency contracts. The mortgage owed to us is recorded as a receivable and is carried at amortized cost. Based on market information, the book value of our mortgage receivable approximates fair value. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.
The following table provides information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value	Fair Value Measurements at March 31, 2011
(In thousands of U.S. dollars)	March 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$205,869	$205,869	$—	$—
Contingent consideration(1)	121,699	—	—	121,699

Total	$327,568	$205,869	$—	$121,699

(1)
To estimate the fair value of contingent consideration at March 31, 2011, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 10% determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing, and foreign exchange assumptions based on historical sales data, expected future competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $1.8 million, from $121.7 million to $119.9 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $2.0 million, from $121.7 million to $119.7 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at January 1, 2010	$151,078
Transfers to Level 3	—
Settlements	(36,982)
Fair value change in contingent consideration	16,493

Balance at December 31, 2010	$130,589
Transfers to Level 3	—
Settlements	(11,172)
Fair value change in contingent consideration	2,282

Balance at March 31, 2011	$121,699

We purchase goods and services primarily in U.S. dollars and Canadian dollars, and earn most of our revenues in U.S. dollars. As at each of March 31, 2011 and 2010, we had no outstanding forward foreign currency contracts.
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
Our accounts receivable, as at March 31, 2011 and December 31, 2010, comprised amounts primarily owing from Novartis, ASD Specialty Healthcare, Inc. d/b/a Besse Medical (our principal U.S. wholesale distributor of Visudyne) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2010 (our “2010 Annual Report”).
All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
Note regarding Trademarks
The following words used in this Report are trademarks:
•	Avastin® is a registered trademark of Genentech, Inc.
•	Eligard® is a registered trademark of Sanofi-Aventis Corp.
•	Lucentis® is a registered trademark of Genentech, Inc.
•	Visudyne® is a registered trademark of Novartis AG.
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
Products, Revenues and Other Sources of Funds
We have one commercial product, Visudyne, which utilizes light-activated photodynamic therapy (“PDT”) to treat the eye disease known as wet AMD, the leading cause of blindness in people over the age of 50 in North America and Europe. Visudyne is also used for the treatment of subfoveal choroidal neovascularization secondary to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis Pharma AG (“Novartis”) of Switzerland and is marketed and sold in over 80 countries worldwide.
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
On October 1, 2009, we divested the Eligard® line of products as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of March 31, 2011, we had received an aggregate $56.6 million of contingent consideration.

Research and Development
As a result of our strategic corporate restructuring in 2008 and 2009, we narrowed our research and development focus to the field of ophthalmology. Our current research and development efforts are focused on:
QLT091001 for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently conducting a Phase Ib clinical proof-of-concept study of QLT091001, a synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Preliminary results from 12 patients in the LCA cohort were presented at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting on May 3, 2011. The Company is recruiting two additional LCA patients for a total of 14 patients in the LCA cohort and will continue to monitor and analyze LCA patient follow up. Enrollment of patients in the RP cohort is ongoing and the Company is planning on recruiting an additional 2 patients in this cohort for a total of up to 14 RP patients. QLT091001 has received orphan drug designations for the treatment of the LRAT and RPE65 genetic mutations in both LCA and RP by the U.S. Food and Drug Administration (“FDA”). QLT091001 has also received positive opinions for orphan drug designations for the treatment of LCA and RP by the European Medicines Agency Committee for Orphan Medicinal Products. Our goal is to complete enrollment of all 28 patients by year end.
Punctal Plug Drug Delivery System for the treatment of Glaucoma and Allergic Conjunctivitis. The majority of our research and development spending for the past three years has been directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are targeting the treatment of glaucoma and ocular hypertension and are presently conducting a Phase II study in the latanoprost punctal plug drug delivery program (“L-PPDS”). This trial features simultaneous placement of latanoprost eluting punctal plugs in both the upper and lower puncta in order to deliver an approximate bioavailable daily drug load approaching that of daily administered Xalatan® eye drops. The objective of the study is to enable a go/no-go decision with respect to ongoing development of this molecule in our punctal plug drug delivery system. The trial design was recently amended to remove the active control arm and to remove an initial 4 week placebo plug period from the randomized 8 week L-PPDS treatment arm. These changes simplify the trial design and will provide earlier access to active treatment in the study, which is expected to reduce the rate of patient discontinuation in the trial. The effectiveness of the L-PPDS in reducing intraocular pressure in patients will be assessed based on 4 weeks of treatment with L-PPDS vs. baseline values. Approximately 70 patients are expected to complete the active arm of the trial and be included in the analysis and results, which continue to be expected in the second or third quarter of 2011.
In February 2011, we announced the results of a Phase II proof-of-principle study for the treatment of allergic conjunctivitis through the sustained release of olopatadine in our punctal plug drug delivery system (“O-PPDS”). The data from the study demonstrated that there were no significant differences noted between the O-PPDS and placebo-PPDS subjects with respect to reduction in the signs and symptoms of allergic conjunctivitis, with both cohorts showing similar improvements. The equivocal results support the notion that the EEC model, as utilized in the conduct of the trial, was not sufficiently sensitive to adequately demonstrate the potential benefit of the O-PPDS in patients suffering from allergic conjunctivitis. We plan to continue to evaluate alternative study designs for the O-PPDS, however, further clinical trials of the O-PPDS are pending the outcome of the ongoing L-PPDS study.
We believe this platform technology may be suited for delivery of other types of molecules to the tear film of the eye in order to treat anterior segment diseases of the eye. This could include other medications for glaucoma, or other diseases or conditions of the eye including allergy, dry eye, and ocular inflammation.

RESULTS OF OPERATIONS
For the three months ended March 31, 2011, we recorded a net loss of $8.5 million, or $0.17 net loss per common share. These results compare with a net income of $3.4 million, or $0.06 net income per common share, for the three months ended March 31, 2010. Detailed discussion and analysis of our results of operations are as follows:
Revenues
Net product revenue for the three months ended March 31, 2011 and 2010 was determined as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2011	2010

U.S. Visudyne sales by QLT	$5,242	$5,045
Visudyne sales to Novartis	—	4,989
Add: Royalties reimbursed to QLT(1)	332	327
Add: Other costs reimbursed to QLT(2)	16	109

Net product revenue from Visudyne sales	$5,590	$10,470

Under the terms of the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement (“Amended PDT Agreement”) with Novartis, on January 1, 2010, we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors. Details of our revenue recognition accounting policy are described in Note 1 — Condensed Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements.

(1)	“Royalties reimbursed to QLT”

This represents amounts we receive from Novartis in reimbursement for actual royalty expenses we incur with third party licensors for sales of Visudyne outside of the U.S.

(2)	“Other costs reimbursed to QLT”

This represents certain administrative expenses we incur on behalf of Novartis under the Amended PDT Agreement.
For the three months ended March 31, 2011, net product revenue from Visudyne decreased by $4.9 million, or 47%, to $5.6 million compared to $10.5 million for the three months ended March 31, 2010. The decrease was primarily due to the recognition of $5.0 million of revenue in the prior period, following the commencement of the Amended PDT Agreement on January 1, 2010. The deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S.
The tables below summarize end-user Visudyne sales for the three months ended March 31, 2011 and 2010. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 — Condensed Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements.

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2011	2010

U.S.	$5,242	$5,045
Europe	6,947	7,207
Rest of World	9,602	9,025

Worldwide	$21,791	$21,277

	Three months ended
	March 31,
	2011	2010

U.S.	24%	24%
Europe	32%	34%
Rest of World	44%	42%

Worldwide	100%	100%

The worldwide sale of Visudyne and related royalties are our only sources of revenue. While we have sought to protect our proprietary Visudyne technology by, among other things, obtaining and licensing patents in the U.S., Europe, Japan, and other jurisdictions, because Visudyne is a mature pharmaceutical product, some of the key U.S. patents protecting it have expired or will expire in the near future. For example, one of the U.S. patents (U.S. Patent No. 5,214,036) covering lipid-based formulations of the compound verteporfin (the active ingredient in Visudyne) expired on May 25, 2010, and the U.S. patent (U.S. Patent No. 5,095,030) covering the compound verteporfin has an expiry date of September 9, 2011. See Item 1. Business — Patents, Trademarks and Proprietary Rights in our 2010 Annual Report for a more detailed discussion of our Visudyne patent portfolio. Generally, once all patent protection expires, market exclusivity is lost. As is inherent in the biopharmaceutical industry, the loss of market exclusivity can result in significant competition from market entry of generic versions of products, which can have a significant adverse effect on product revenues. However, the effect of the expiration of one or more patents covering a biopharmaceutical product will depend upon a number of factors, such as the extent to which the product is protected by other patents in a relevant jurisdiction, the nature of the market and the position of the product in it, the growth or decline of the market and the complexities and economics of the process for manufacture of the product. Based upon our consideration of these and other factors as they relate specifically to Visudyne, we believe that the expiration of the U.S. patent covering lipid-based formulations of verteporfin in 2010 and the expiration of the U.S. patent covering the compound verteporfin in 2011 are unlikely to have a material adverse effect on our revenues over the next several years since, among other things:
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

Royalties
Under the Amended PDT Agreement, Novartis continues to market and sell Visudyne outside the U.S. and pays us a 20% royalty on net sales of the product outside the U.S. For the three months ended March 31, 2011, royalty revenues were essentially flat compared to the same period in 2010, in line with the change in Visudyne sales outside the U.S.
Costs and Expenses
Cost of Sales
For the three months ended March 31, 2011, cost of sales of $1.3 million decreased $5.2 million, or 80%, compared to $6.6 million for the same period in 2010. The decrease was primarily due to inclusion in the prior period of $4.3 million of cost of sales associated with the recognition of revenue that related to inventory previously shipped to Novartis for sales outside the U.S.
Research and Development
Research and development, or R&D, expenditures increased 33% to $9.7 million for the three months ended March 31, 2011 compared to $7.3 million in the same period in 2010. The increase was due to higher spending on our synthetic retinoid program, partially offset by lower spending on the punctal plug program and QLT091568.
The magnitude of future R&D expenses is highly variable. Numerous events can happen to an R&D project prior to it reaching any particular milestone that can significantly affect future spending and activities related to the project. These events include:
•	inability to design devices to function as expected;
•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug;

•	changes in the regulatory environment;

•	introduction of competing technologies and treatments;

•	unexpected safety issues;

•	patent application, maintenance and enforcement issues;

•	inability to operate without infringing the proprietary rights of others;

•	changes in the commercial marketplace;

•	difficulty enrolling patients in, or keeping them in, our clinical studies;

•	trial design is inadequate for demonstration of safety and/or efficacy;

•	delays in study progression, including study site, Institutional Review Board and regulatory delays;

•	positive trial results that may result in increased spending;

•	failure to meet favorable study endpoints;

•	inability to develop cost effective manufacturing methods that comply with regulatory standards;

•	inability to attract personnel or retain personnel with appropriate expertise;

•	inability to manufacture sterile supplies necessary for composition of products;

•	uncertainties related to collaborative arrangements;

•	environmental risks; and

•	other factors referenced under Part II, Item 1A, Risk Factors.
We may also undertake new R&D projects that may significantly affect our future spending and activities.
R&D expenditures by therapeutic area were as follows:

	Three months ended
	March 31,
(In thousands of U.S. dollars)	2011	2010

Ocular	$9,734	$7,165
Other	—	182

	$9,734	$7,347

Selling, General and Administrative Expenses
For the three months ended March 31, 2011, selling, general and administrative, or SG&A, expenses increased 46% to $7.1 million compared to $4.9 million for the three months ended March 31, 2010. The increase was primarily due to separation costs related to the departure of our former Chief Medical Officer, and increased spending on commercial operations.
Investment and Other Income
Net Foreign Exchange Gains
For the three months ended March 31, 2011 and 2010, net foreign exchange gains comprise gains from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See the section entitled “Liquidity and Capital Resources — Interest and Foreign Exchange Rates” below.
Interest Income
For the three months ended March 31, 2011, interest income decreased 56% to $0.2 million compared to $0.5 million for the same period in 2010. The decrease was primarily due to the prior period including $0.2 million of interest earned on the note receivable from TOLMAR Holdings, Inc. (“Tolmar”) which was collected on October 1, 2010.
Fair Value Change in Contingent Consideration
As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At March 31, 2011, there was $143.4 million remaining to be paid to us by Tolmar. The fair value of this amount, $121.7 million, is reported as Contingent Consideration on our Condensed Consolidated Balance Sheet, and is estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.

For the three months ended March 31, 2011, fair value change in contingent consideration decreased to $2.3 million compared to $2.4 million for the same period in 2010. The slight decrease is primarily the result of an increase in the cost of capital used to discount these cash flows, largely offset by an increase in the Eligard forecast.
Income Taxes
The change in the effective tax rate was primarily due to changes in the overall mix of income (loss) in the jurisdictions in which we operate including changes in our valuation allowance in such jurisdictions. In 2010, the company completed an intra-entity transfer of intellectual property and, as a result, shifted certain related future development expenditures to the acquiring entity. As insufficient evidence exists to support current or future realization of the tax benefits associated with such development expenditures as well certain other current period expenditures, the benefit of certain tax assets has not been recognized in the current period. The tax recovery for the period ended March 31, 2010 reflected a benefit of $5.6 million which was recorded as a result of the restructuring of our agreement with Novartis.
LIQUIDITY AND CAPITAL RESOURCES
General
In 2011 and future periods, we expect our cash resources and working capital, cash flow from operations, cash from the collection of the contingent consideration, and other available financing resources to be sufficient to fund current product research and development, operating requirements, liability requirements, acquisition and licensing activities, milestone payments, and repurchases of our common shares.
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
For the three month period ended March 31, 2011, we used $9.2 million of cash in operations as compared to $4.3 million for the same period in 2010. The $4.9 million negative cash flow variance is primarily attributable to:
•	A negative operating cash flow variance from higher operating and inventory related expenditures of $4.8 million;
•	A negative operating cash flow variance from higher tax instalments of $0.8 million;
•	A negative operating cash flow variance from lower investment and other income of $0.3 million;
•	A positive operating cash flow variance from higher foreign exchange gains of $0.5 million; and
•	A positive operating cash flow variance from higher cash receipts from product sales and royalties of $0.5 million.
During the three month period ended March 31, 2011, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $8.9 million, and proceeds from the collection of the mortgage receivable of $1.0 million, offset by capital expenditures of $1.2 million.
For the three month period ended March 31, 2011, cash flows used in financing activities consisted primarily of common shares repurchased for $3.7 million, including share repurchase costs, offset by $0.3 million received for the issuance of common shares related to the exercise of stock options.
In April 2011, we received the remaining CAD $1.0 million related to the CAD $2.0 million portion of our interest only second mortgage due on or before May 1, 2011. The CAD $6.0 million balance of the mortgage receivable is due on August 29, 2012.

Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2011, we had $205.9 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of 53 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at March 31, 2011, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.
The functional currency of QLT Inc. and its U.S. subsidiaries is the U.S. dollar, therefore our U.S. dollar-denominated cash and cash equivalents holdings do not result in foreign currency gains or losses in operations. Since QLT Inc. holds a portion of its monetary assets and liabilities in Canadian dollars, we are subject to translation gains and losses. These translation gains and losses are included in operations for the period.
At March 31, 2011, we had no outstanding forward foreign currency contracts.
Contractual Obligations
Our material contractual obligations as of March 31, 2011 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space, office equipment and vehicles. Details of these contractual obligations are described in our 2010 Annual Report.
Off-Balance Sheet Arrangements
In connection with the sale of assets and businesses, we provide indemnities with respect to certain matters, including product liability, patent infringement, and contractual breaches and misrepresentations, and we provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to threshold amounts, specified claims periods and other restrictions and limitations.
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
Recently Issued and Recently Adopted Accounting Standards
Refer to Note 1 — Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently issued and adopted accounting standards.
Outstanding Share Data
As of May 3, 2011, there were 50,867,275 common shares issued and outstanding for a total of $477.0 million in share capital. As of May 3, 2011, we had 5,299,711 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 3,961,958 were exercisable) at a weighted average exercise price of CAD $5.22 per share. Each stock option is exercisable for one common share.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for obsolete inventory, assessment of the recoverability of long-lived assets, allocation of goodwill to divested businesses, the fair value of the mortgage receivable, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebates and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, and provisions for taxes, tax assets and tax liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2010 Annual Report.

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
The following factors, among others, including those described under Item 1A. Risk Factors in this Report and Item 1A. Risk Factors in our Annual Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
•	levels of future sales of Visudyne, including the impact of competition, loss of patent protection and limited commercial supply and technical support for laser devices required for Visudyne therapy;
•	our ability to effectively market and sell Visudyne in the U.S.;
•	the ability of Novartis to effectively market and sell Visudyne in countries outside the U.S.;
•	our continued ability to supply Visudyne to our customers;
•	our expectations regarding Visudyne label changes and reimbursement;
•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard;
•	unanticipated future operating results;
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
Financial guidance is contained in our earnings press release issued on March 1, 2011 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the earnings press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and is not incorporated by reference herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report as well as “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report.

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
No change was made to our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in this Report and Item 1A. Risk Factors in our Annual Report.

ITEM 1A.	RISK FACTORS
In addition to the risk factors set forth below and other information set forth in this Report, you should carefully consider the factors discussed in “Part 1A. Risk Factors” of our Annual Report, which could materially affect our business, products, financial condition and operating results.
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
Visudyne is our only commercial product and, accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to be below expectations. In 2009, worldwide sales of Visudyne decreased 25.5% from the prior year, primarily due to the approval and reimbursement in Europe of alternative therapeutics for AMD. In 2010, worldwide sales of Visudyne decreased 14.2% from 2009. We cannot assure you that Visudyne product sales will not continue to decrease. Visudyne may be rendered obsolete or uneconomical by competitive changes, including generic competition. Visudyne sales could also be adversely affected by other factors, including:
•	product manufacturing or supply interruptions or recalls;
•	the development of competitive products by other companies;
•	developing and maintaining effective sales and marketing capabilities;
•	marketing or pricing actions by our competitors or regulatory authorities;
•	changes in the reimbursement by third-party payors;
•	changes in or withdrawal of regulatory approval for or the labelling of Visudyne;
•	the majority of the laser devices used in Visudyne therapy have reached, or are nearing, the end of their lifecycle;
•	declining commercial supply and technical support for laser devices used in Visudyne therapy;
•	disputes relating to patents or other intellectual property rights;
•	disputes with our licensees;
•	changes in laws and regulations that adversely affect our ability to market Visudyne; and
•	potential disruptions to our distribution channel and decreases in demand for Visudyne in Japan due to the 2011 earthquake, tsunami and resultant business conditions and economic uncertainty.
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

We face intense competition against Visudyne, as well as our technology under clinical development. We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Our competitors may develop or acquire new or improved products to treat the same conditions that our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete.
In connection with Visudyne, we face significant competition from Lucentis®, an anti-VEGF antibody approved for the treatment of neovascular wet AMD, and diluted Avastin® (bevacizumab), which is also used off-label extensively by physicians to treat wet AMD. In addition, we are aware of other competitive therapies for wet AMD under development. For instance, in April 2011, the FDA granted priority review for Regeneron Pharmaceuticals, Inc.’s Biologics License Application (BLA) for VEGF Trap-Eye for the treatment of neovascular wet AMD. The FDA review deadline for this product is August 20, 2011, which means that, if approved, the VEGF Trap-Eye could launch as early as the third quarter of 2011. In addition, EpiRad90™, a product under development by NeoVista Inc., has been CE marked in the EU for marketing and is in Phase III clinical trials in the U.S. for the treatment of wet AMD. Further, some of our Visudyne competitors are also our collaborators. For example, Novartis, which, pursuant to the Amended PDT Agreement, has the marketing and sales rights to our Visudyne product outside of the U.S., also has rights to market Lucentis® outside of the U.S.
In connection with our technology under clinical development, including our punctal plug drug delivery technology and synthetic retinoid, our competitors may develop or obtain patent protection for products earlier than us, design around patented technology developed by us, obtain regulatory approval for such products before us, or develop more effective or less expensive products than us.
Any of these competitive products or events could have a significant negative impact on our business and financial results, including reductions in our market share, revenues and gross margins.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to 3.6 million of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12 month period commencing December 16, 2010 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. In accordance with TSX rules, daily purchases made by us on the TSX will not exceed 3,604 common shares (25% of our average daily trading volume of 14,414 common shares on the TSX for the six completed calendar months prior to TSX approval of the normal course issue bid) subject to certain prescribed exemptions. Rule 10b-18 of the U.S. Securities Exchange Act of 1934, as amended, contains similar restrictions on daily purchases that may be made by us on the NASDAQ based on 25% of the average daily trading volume of our common shares on NASDAQ for the most recently completed four calendar weeks on a rolling basis, subject to certain exemptions for block purchases. The price that we will pay for any such shares will be the market price on the TSX or the NASDAQ, as the case may be, at the time of acquisition. Since initiating this normal course issuer bid, to May 5, 2011, we have repurchased through the facilities of the NASDAQ, and immediately cancelled, an aggregate 555,800 common shares at an average price of $6.84 per share, for a total cost of $3.8 million. Shareholders may obtain a copy of our TSX Form 12 — Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to the attention of our Secretary, at our offices located at 887 Great Northern Way, Suite 101, Vancouver, B.C., Canada V5T 4T5.

The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended March 31, 2011:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
January 1, 2011 through January 31, 2011	—	—	—	3,592,985

February 1, 2011 through February 28, 2011	—	—	—	3,592,985

March 1, 2011 through March 31, 2011	533,500	$6.84	533,500	3,059,485

Total	533,500	$6.84	533,500	3,059,485

ITEM 6.	EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: May 5, 2011	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Cameron R. Nelson
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