Form 10-Q
period 2011-06-30
QLT INC/BC
filed 2011-07-28
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Registrant’s telephone number, including area code: (604) 707-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2011, the registrant had 49,950,199 outstanding shares of common stock.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
June 30, 2011

ITEM	PAGE

PART I — FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS	1

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	2

Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010	3

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended June 30, 2011 and year ended December 31, 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

4. CONTROLS AND PROCEDURES	21

PART II — OTHER INFORMATION

1. LEGAL PROCEEDINGS	23

1A. RISK FACTORS	23

2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

6. EXHIBITS	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	June 30, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$201,100	$209,478
Accounts receivable	12,954	10,659
Current portion of contingent consideration (Note 9)	39,874	36,520
Income taxes receivable	2,248	61
Inventories (Note 2)	3,598	3,324
Current portion of deferred income tax assets	1,581	3,643
Current portion of mortgage receivable (Note 3)	—	2,004
Prepaid and other	1,962	2,958

	263,317	268,647

Property, plant and equipment	3,460	3,035
Deferred income tax assets	1,934	2,700
Mortgage receivable (Note 3)	6,229	6,013
Long-term inventories and other assets (Note 4)	12,035	13,319
Contingent consideration (Note 9)	77,192	94,069

	$364,167	$387,783

LIABILITIES
Current liabilities
Accounts payable	$4,997	$6,031
Income taxes payable	—	716
Accrued liabilities (Note 5)	6,434	6,323
Deferred income tax liability	82	82

	11,513	13,152

Uncertain tax position liabilities	1,792	1,687

	13,305	14,839

SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	468,062	479,998
June 30, 2011 — 49,950,199 shares
December 31, 2010 — 51,154,392 shares
Additional paid-in capital	292,194	287,646
Accumulated deficit	(512,363)	(497,669)
Accumulated other comprehensive income	102,969	102,969

	350,862	372,944

	$364,167	$387,783

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars except share and per share information)	2011	2010	2011	2010

Revenues
Net product revenue (Note 8)	$8,908	$8,780	$14,498	$19,250
Royalties	3,777	3,596	7,087	6,842

	12,685	12,376	21,585	26,092

Costs and expenses
Cost of sales	3,411	3,392	4,749	9,944
Research and development	11,319	7,329	21,053	14,676
Selling, general and administrative	6,259	5,034	13,356	9,884
Depreciation	370	303	711	614

	21,359	16,058	39,869	35,118

Operating loss	(8,674)	(3,682)	(18,284)	(9,026)

Investment and other income
Net foreign exchange gains (losses)	58	(972)	337	(331)
Interest income	178	515	388	997
Fair value change in contingent consideration	2,753	2,519	5,036	4,961
Other gains	9	366	9	366

	2,998	2,428	5,770	5,993

Loss before income taxes	(5,676)	(1,254)	(12,514)	(3,033)

(Provision for) recovery of income taxes (Note 10)	(469)	239	(2,179)	5,421

Net (loss) income	$(6,145)	$(1,015)	$(14,693)	$2,388

Basic and diluted net (loss) income per common share	$(0.12)	$(0.02)	$(0.29)	$0.04

Weighted average number of common shares outstanding (thousands)
Basic	50,521	53,009	50,772	53,363
Diluted	50,521	53,009	50,772	54,259
See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

Cash used in operating activities
Net (loss) income	$(6,145)	$(1,015)	$(14,693)	$2,388
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	370	303	711	614
Gain on sale of long-lived assets	(9)	(317)	(9)	(317)
Share-based compensation	664	574	1,593	1,254
Unrealized foreign exchange gains (losses)	64	1,019	(106)	313
Interest earned on note receivable	—	(247)	—	(491)
Deferred income taxes	2,278	2,807	2,881	(5,279)
Changes in non-cash operating assets and liabilities
Accounts receivable	(3,709)	(4,027)	(2,287)	(3,682)
Inventories	1,602	1,067	1,014	484
Long-term deposits and other assets	361	(305)	1,050	3,977
Accounts payable	224	(95)	(732)	(310)
Income taxes receivable / payable	(2,098)	(2,823)	(2,885)	(76)
Other accrued liabilities	1,663	1,363	(480)	(672)
Deferred revenue	—	—	—	(4,244)

	(4,735)	(1,696)	(13,943)	(6,041)

Cash provided by investing activities
Net proceeds from sale of property, plant and equipment	9	—	9	—
Purchase of property, plant and equipment	(352)	(650)	(1,540)	(1,199)
Net proceeds from sale of long-lived assets	—	317	—	317
Proceeds from mortgage receivable	955	—	2,004	—
Proceeds from contingent consideration(1)	4,634	5,479	13,523	13,323

	5,246	5,146	13,996	12,441

Cash used in financing activities
Common shares repurchased, including fees	(6,753)	(7,237)	(10,428)	(8,414)
Issuance of common shares	1,424	231	1,772	274

	(5,329)	(7,006)	(8,656)	(8,140)

Effect of exchange rate changes on cash and cash equivalents	49	(236)	225	(81)

Net decrease in cash and cash equivalents	(4,769)	(3,792)	(8,378)	(1,821)
Cash and cash equivalents, beginning of period	205,869	190,085	209,478	188,114

Cash and cash equivalents, end of period	$201,100	$186,293	$201,100	$186,293

Supplementary cash flow information:

Interest paid	$—	$—	$—	$—
Income taxes paid	107	—	936	10

(1)
On October 1, 2009, all of the shares of QLT USA, Inc. (“QLT USA”) were sold to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. The purchase price included contingent consideration of $200.0 million which had a fair value of $156.2 million on October 1, 2009, representing a non-cash investing activity.

During the three months ended June 30, 2011, proceeds received on collection of the contingent consideration totalled $7.4 million (2010 — $8.0 million). Approximately $4.6 million (2010 — $5.5 million) of the proceeds were included within cash provided by investing activities. The remaining $2.8 million (2010 — $2.5 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net (loss) income line item within cash used in operating activities.

During the six months ended June 30, 2011, proceeds received on collection of the contingent consideration totalled $18.6 million (2010 — $18.3 million). Approximately $13.5 million (2010 — $13.3 million) of the proceeds were included within cash provided by investing activities. The remaining $5.1 million (2010 — $5.0 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net (loss) income line item within cash used in operating activities.

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other				Total
	Common Shares		Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Income		Deficit	Loss	Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2010	53,789,289	$506,023	$275,592	$102,969		$(480,130)	$—	$404,454

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	265,585	1,243	(333)	—		—	—	910

Stock-based compensation	—	—	2,365	—		—	—	2,365

Common share repurchase	(2,900,482)	(27,268)	10,022	—		—	—	(17,246)

Net loss	—	—	—	—		(17,539)	(17,539)	(17,539)

Comprehensive loss	—	—	—	—		—	(17,539)	—

Balance at December 31, 2010	51,154,392	$479,998	$287,646	$102,969		$(497,669)	$—	$372,944

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	138,883	1,002	(288)	—		—	—	714

Stock-based compensation	—	—	955	—		—	—	955

Common share repurchase	(533,500)	(5,006)	1,331	—		—	—	(3,675)

Net loss	—	—	—	—		(8,549)	(8,549)	(8,549)

Comprehensive loss	—	—	—	—		—	(8,549)	—

Balance at March 31, 2011	50,759,775	$475,994	$289,644	$102,969		$(506,218)	$—	$362,389

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	196,996	1,504	(438)	—		—	—	1,066

Stock-based compensation	—	—	688	—		—	—	688

Common share repurchase	(1,006,572)	(9,436)	2,300	—		—	—	(7,136)

Net loss	—	—	—	—		(6,145)	(6,145)	(6,145)

Comprehensive loss	—	—	—	—		—	(6,145)	—

Balance at June 30, 2011	49,950,199	$468,062	$292,194	$102,969	(1)	$(512,363)	$—	$350,862

(1)
At June 30, 2011 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Throughout this Quarterly Report on Form 10-Q (this “Report”), the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, QLT Plug Delivery, Inc., QLT Therapeutics, Inc. and QLT Ophthalmics, Inc., unless stated otherwise.
1. CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
QLT is an ocular-focused company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. We are focused on developing our synthetic retinoid program for the treatment of certain inherited retinal diseases, developing drugs to be delivered in our proprietary punctal plug delivery system, as well as U.S. marketing of our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”).
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
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for excess inventory, assessment of the recoverability of long-lived assets, the fair value of the mortgage receivable, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebates and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.
Segment Information
We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthalmology. Our chief operating decision maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

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
Contingent Consideration
Contingent consideration arising from the sale of all of the shares of our then wholly-owned subsidiary, QLT USA, on October 1, 2009 is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations.
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
The following table sets out the computation of basic and diluted net (loss) income per common share:

	Three months ended		Six months ended
(In thousands of U.S. dollars, except share and per	June 30,		June 30,
share data)	2011	2010	2011	2010
Numerator:
Net (loss) income	$(6,145)	$(1,015)	$(14,693)	$2,388

Denominator: (thousands)
Weighted average common shares outstanding	50,521	53,009	50,772	53,363
Effect of dilutive securities:
Stock options	—	—	—	896

Diluted weighted average common shares outstanding	50,521	53,009	50,772	54,259

Basic and diluted net (loss) income per common share	$(0.12)	$(0.02)	$(0.29)	$0.04
Excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2011 were 6,497,552 shares related to stock options because their effect was anti-dilutive. For the three and six months ended June 30, 2010, 6,811,459 and 3,818,939 shares, respectively, were excluded from the calculation of diluted net (loss) income per common share because their effect was anti-dilutive.
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

Recently Issued Accounting Standards
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for us will be our 2012 first quarter. We are currently evaluating the impact that ASU 2011-04 will have on our financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. We believe the adoption of this update will change the way in which comprehensive income is presented and provide additional detail on the face of certain financial statements when applicable, rather than as disclosed currently. It will not have any other impact on our financial statements.
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

2. INVENTORIES

(In thousands of U.S. dollars)	June 30, 2011	December 31, 2010

Raw materials and supplies	$33	$74
Work-in-process	26,805	28,045
Finished goods	594	274
Provision for excess inventory	(11,075)	(11,077)
Provision for non-completion of inventory	(2,185)	(2,185)

	$14,172	$15,131
Long-term inventory, net of provisions	(10,574)	(11,807)

Current inventory	$3,598	$3,324

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.1 million as of June 30, 2011, which was applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand.
We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the quarter ended June 30, 2011, there were no charges against the provision for non-completion of product inventory.
We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 — Long-Term Inventories and Other Assets.
3. MORTGAGE RECEIVABLE
Under the terms of the original mortgage agreement, our mortgage receivable was due on August 29, 2010 and comprised a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”) in 2008. Effective August 29, 2010, we entered into an amended mortgage agreement with Discovery Parks, pursuant to which we received payment of CAD $4.0 million on August 30, 2010. The remaining mortgage receivable of CAD $8.0 million comprised a 7.5% interest-only second mortgage, of which CAD $2.0 million was due on or before May 1, 2011, and CAD $6.0 million is due on August 29, 2012. Of the CAD $2.0 million due on or before May 1, 2011, we received CAD $1.0 million in each of January and April 2011.
4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	June 30, 2011	December 31, 2010

Inventory, net of provisions	$10,574	$11,807
Deposits and other	1,461	1,512

	$12,035	$13,319

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2011	December 31, 2010

Royalties	$1,274	$1,225
Compensation	3,174	3,698
Directors’ Deferred Share Units compensation	1,566	1,400
Other	420	—

	$6,434	$6,323

6. FOREIGN EXCHANGE FACILITY
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. The facility allows us to enter into a maximum of $100.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum of $70.0 million. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At June 30, 2011, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.
7. SHARE CAPITAL
(a) Share Buy-Back Programs
On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to 3,615,285 of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12-month period commencing December 16, 2010 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases will be determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Cumulative purchases under this program through June 30, 2011, were 1,562,372 shares at an average price of $6.98, for a total cost of $10.9 million.
On October 27, 2009, we announced that our Board of Directors authorized the repurchase of up to 2,731,534 of our common shares, being 5% of our issued and outstanding common shares, over a 12-month period commencing November 3, 2009 under a normal course issuer bid. In May 2010, the normal course issuer bid was increased to repurchase up to 4,700,060 shares, representing 10% of our public float. All purchases under the bid were effected in the open market through the facilities of the NASDAQ, and in accordance with all regulatory requirements. Total purchases under this program were 3,744,972 shares at an average price of $5.59 per share, for a total cost of $20.9 million.
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Annualized volatility	48.7%	53.8%	48.8%	53.8%
Risk-free interest rate	2.1%	2.3%	2.1%	2.3%
Expected life (years)	3.7	3.7	3.7	3.7
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
The weighted average grant date fair value of stock options granted during the three months ended June 30, 2011 and 2010 was CAD $2.78 and CAD $2.62, respectively. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2011 and 2010 was CAD $2.79 and CAD $2.61, respectively.

The impact on our results of operations of recording stock-based compensation for the three and six month periods ended June 30, 2011 and 2010 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

Cost of sales	$6	$33	$11	$153
Research and development	402	310	731	619
Selling, general and administrative	256	231	851	482

Stock-based compensation expense before income taxes	664	574	1,593	1,254
Related income tax benefits	(7)	(11)	(36)	(19)

Stock-based compensation, net of income taxes	$657	$563	$1,557	$1,235

At June 30, 2011, total unrecognized estimated compensation cost related to non-vested stock options was $5.9 million, which is expected to be recognized over 36 months with a weighted average period of 2.3 years. The intrinsic value of stock options exercised during the three and six months ended June 30, 2011 was CAD $0.5 million and CAD $0.7 million, respectively. Cash received from the exercise of the stock options during the three and six months ended June 30, 2011 was CAD $1.0 million and CAD $1.7 million, respectively. The intrinsic value of stock options exercised during the three and six months ended June 30, 2010 was $0.2 million. Cash received from the exercise of the stock options during the three and six months ended June 30, 2010 was CAD $0.2 million and CAD $0.3 million, respectively. Upon option exercise, we issue new shares of stock. The share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible for all periods presented above.
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
Net product revenue for the three and six months ended June 30, 2011 and 2010, was determined as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

U.S. Visudyne sales by QLT	$6,536	$6,405	$11,778	$11,450
Visudyne sales to Novartis	1,985	2,000	1,985	6,988
Add: Royalties reimbursed to QLT	381	364	713	691
Add: Other costs reimbursed to QLT	6	11	22	121

Net product revenue from Visudyne sales	$8,908	$8,780	$14,498	$19,250

The tables below summarize end-user Visudyne sales for the three and six months ended June 30, 2011 and 2010. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 — Condensed Summary of Significant Accounting Policies.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

U.S.	$6,536	$6,405	$11,778	$11,450
Europe	7,180	6,938	14,127	14,145
Rest of World	11,704	11,040	21,306	20,064

Worldwide	$25,420	$24,383	$47,211	$45,659

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

U.S.	26%	26%	25%	25%
Europe	28%	29%	30%	31%
Rest of World	46%	45%	45%	44%

Worldwide	100%	100%	100%	100%

9. CONTINGENT CONSIDERATION
On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010 and expect to receive up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”) which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of June 30, 2011, we had received an aggregate $64.0 million of contingent consideration. We expect to receive the remaining $136.0 million on a quarterly basis, over the next three to five years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We have not had any continuing involvement with this business following its sale. See Note 11 — Financial Instruments and Concentration of Credit Risk.
10. INCOME TAXES
The change in the effective tax rate was primarily due to changes in the overall mix of income (loss) in the jurisdictions in which we operate, including changes in our valuation allowance in such jurisdictions. In 2010, we completed an intra-entity transfer of intellectual property and, as a result, shifted certain related future development expenditures to the acquiring entity. During 2011, as insufficient evidence exists to support current or future realization of the tax benefits associated with such development expenditures as well as certain other current period expenditures, the benefit of certain tax assets has not been recognized in the current periods. The tax recovery for the six months ended June 30, 2010 reflected a benefit of $5.6 million which was recorded as a result of the restructuring of our arrangement with Novartis under the Amended PDT Agreement.
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
The following table provides information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value June 30, 2011	Fair Value Measurements at June 30, 2011
(In thousands of U.S .dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$201,100	$201,100	$—	$—
Contingent consideration(1)	117,066	—	—	117,066

Total	$318,166	$201,100	$—	$117,066

(1)
To estimate the fair value of contingent consideration at June 30, 2011, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 10% determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing, and foreign exchange assumptions based on historical sales data, expected future competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $1.6 million, from $117.1 million to $115.5 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $1.8 million, from $117.1 million to $115.3 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at January 1, 2010	$151,078
Transfers to Level 3	—
Settlements	(36,982)
Fair value change in contingent consideration	16,493

Balance at December 31, 2010	$130,589
Transfers to Level 3	—
Settlements	(11,172)
Fair value change in contingent consideration	2,282

Balance at March 31, 2011	$121,699
Transfers to Level 3	—
Settlements	(7,386)
Fair value change in contingent consideration	2,753

Balance at June 30, 2011	$117,066

We purchase goods and services primarily in U.S. dollars and Canadian dollars, and earn most of our revenues in U.S. dollars. As at each of June 30, 2011 and 2010, we had no outstanding forward foreign currency contracts.
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
Our accounts receivable, as at June 30, 2011 and December 31, 2010, comprised amounts primarily owing from Novartis, ASD Specialty Healthcare, Inc. d/b/a Besse Medical (our principal U.S. wholesale distributor of Visudyne) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution.

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
All of the following amounts are expressed in U.S. dollars unless otherwise indicated.
Note regarding Trademarks
The following words used in this Report are trademarks:
•	Avastin® is a registered trademark of Genentech, Inc.

•	Eligard® is a registered trademark of Sanofi S.A.

•	Lucentis® is a registered trademark of Genentech, Inc.

•	Visudyne® is a registered trademark of Novartis AG.

•	Xalatan® is a registered trademark of Pfizer Health AB.
Any words used in this Report that are trademarks but are not referred to above are the property of their respective owners.
OVERVIEW
QLT is an ocular-focused company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. We are focused on developing our synthetic retinoid program for the treatment of certain inherited retinal diseases, developing drugs to be delivered in our proprietary punctal plug delivery system, as well as U.S. marketing of our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”).
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
On January 1, 2010, we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis continues to market and sell Visudyne for ophthalmic use outside the U.S. and pays us a royalty on net sales of the product.
On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of June 30, 2011, we had received an aggregate $64.0 million of contingent consideration.

Research and Development
Our current research and development efforts are focused on:
QLT091001 for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently conducting a Phase Ib clinical proof-of-concept study of QLT091001, a synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Preliminary results from 12 patients in the LCA cohort were presented at the Association for Research in Vision and Ophthalmology (“ARVO”) Annual Meeting on May 3, 2011. We have recruited the final two LCA patients for a total of 14 patients in the LCA cohort and will continue to monitor and analyze LCA patient follow up. We are also continuing our dialogue with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) in Europe, with regards to the design and protocol requirements for a pivotal trial for this indication. Enrollment of up to 14 patients in the RP cohort is ongoing and is being expanded outside of Canada to the U.S. and Europe. In July 2011, we received clearance from the FDA for our Investigational New Drug Application (“IND”) and clearance from the U.K. Medicines and Healthcare Products Regulatory Agency for our Clinical Trial Application (“CTA”), allowing us to proceed with the expansion of investigator sites in the U.S. and the U.K. Our goal is to complete enrollment of RP patients by year end.
QLT091001 has received orphan drug designations for the treatment of the LRAT and RPE65 genetic mutations in both LCA and RP by the FDA and for the treatment of LCA and RP by the EMA. These designations provide market exclusivity in the applicable jurisdiction for seven years and ten years, respectively, after a product is approved. On May 31, 2011, the United States Patent and Trademark Office issued a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring in 2027. The molecule in QLT091001 is not eligible for composition of matter protection per se, as it was previously known in the scientific community. To further strengthen the patent protection for this program, we continue to pursue additional patent protection in the U.S. and elsewhere covering various aspects of our program. If QLT091001 is approved by the FDA and the EMA for marketing in the U.S. and EU, we plan to apply for any patent term extensions and regulatory exclusivities that are available to us under applicable law.
Punctal Plug Drug Delivery System for the treatment of Glaucoma. The majority of our research and development spending for the past three years has been directed towards our proprietary punctal plug technology, which is a minimally invasive drug delivery system that we are developing with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are targeting the treatment of glaucoma and ocular hypertension and are presently conducting a Phase II study in the latanoprost punctal plug drug delivery program (“L-PPDS”). This trial features simultaneous placement of latanoprost-eluting punctal plugs in both the upper and lower puncta in order to deliver an approximate bioavailable daily drug load approaching that of daily administered Xalatan® eye drops. The objective of the study is to enable decisions with respect to ongoing development of this molecule in our punctal plug drug delivery system. In April 2011, the trial design was amended to remove the active control arm and to remove an initial 4 week placebo plug period from the randomized 8 week L-PPDS treatment arm. These changes simplified the trial design and will provide earlier access to active treatment in the study, which is expected to reduce the rate of patient discontinuation in the trial. The effectiveness of the L-PPDS in reducing intraocular pressure in patients will be assessed based on four weeks of treatment with L-PPDS vs. baseline values. Approximately 70 patients are expected to complete the active arm of the trial and be included in the analysis and results, which are expected in the third quarter of 2011.
We believe this platform technology may be suited for delivery of other types of molecules to the tear film of the eye in order to treat anterior segment diseases of the eye. This could include other medications for glaucoma, or other diseases or conditions of the eye including allergy, dry eye, and ocular inflammation.
RESULTS OF OPERATIONS
For the three and six months ended June 30, 2011, we recorded a net loss of $6.1 million and $14.7 million, or $0.12 net loss and $0.29 net loss per common share, respectively. These results compare with a net loss of $1.0 million and a net income of $2.4 million, or $0.02 net loss and $0.04 net income per common share, for the three and six months ended June 30, 2010. Detailed discussion and analysis of our results of operations are as follows:

Revenues
Net product revenue for the three and six months ended June 30, 2011 and 2010 was determined as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

U.S. Visudyne sales by QLT	$6,536	$6,405	$11,778	$11,450
Visudyne sales to Novartis	1,985	2,000	1,985	6,988
Add: Royalties reimbursed to QLT(1)	381	364	713	691
Add: Other costs reimbursed to QLT(2)	6	11	22	121

Net product revenue from Visudyne sales	$8,908	$8,780	$14,498	$19,250

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
For the three months ended June 30, 2011, net product revenue from Visudyne of $8.9 million was essentially flat compared to the same period in 2010.
For the six months ended June 30, 2011, net product revenue from Visudyne decreased by $4.8 million, or 25%, to $14.5 million compared to $19.3 million for the six months ended June 30, 2010. The decrease was primarily due to the recognition of $5.0 million of previously deferred revenue in the prior period, following the commencement of the Amended PDT Agreement on January 1, 2010. The deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S.
The tables below summarize end-user Visudyne sales for the three and six months ended June 30, 2011 and 2010. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 — Condensed Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements.

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

U.S.	$6,536	$6,405	$11,778	$11,450
Europe	7,180	6,938	14,127	14,145
Rest of World	11,704	11,040	21,306	20,064

Worldwide	$25,420	$24,383	$47,211	$45,659

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

U.S.	26%	26%	25%	25%
Europe	28%	29%	30%	31%
Rest of World	46%	45%	45%	44%

Worldwide	100%	100%	100%	100%

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

Royalties
Under the Amended PDT Agreement, Novartis continues to market and sell Visudyne outside the U.S. and pays us a 20% royalty on net sales of the product outside the U.S. For the three and six months ended June 30, 2011, royalty revenues slightly increased compared to the same period in 2010, in line with the increase in Visudyne sales outside the U.S.
Costs and Expenses
Cost of Sales
For the three months ended June 30, 2011, cost of sales of $3.4 million was essentially flat compared to the same period in 2010. For the six months ended June 30, 2011, cost of sales of $4.7 million decreased $5.2 million, or 52%, compared to $9.9 million for the same period in 2010. The decrease was primarily due to inclusion in the prior period of $4.0 million of cost of sales associated with the recognition of revenue that related to inventory previously shipped to Novartis for sales outside the U.S.
Research and Development
Research and development, or R&D, expenditures increased 54% to $11.3 million for the three months ended June 30, 2011 compared to $7.3 million in the same period in 2010. For the six months ended June 30, 2011, R&D expenditures increased 44% to $21.1 million compared to $14.7 million in the same period in 2010. For each period, the increase was primarily due to higher spending on our synthetic retinoid program, partially, offset by no spending on QLT091568 (Beta Blocker Glaucoma Program) in the three and six months ended June 30, 2011.

The magnitude of future R&D expenses is highly variable. Numerous events can happen to an R&D project prior to it reaching any particular milestone that can significantly affect future spending and activities related to the project. These events include:
•	inability to design devices to function as expected;

•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug;

•	changes in the regulatory environment;

•	introduction of competing technologies and treatments;

•	unexpected safety issues;

•	patent application, maintenance and enforcement issues;

•	inability to operate without infringing the proprietary rights of others;

•	changes in the commercial marketplace;

•	difficulty enrolling patients in, or keeping them in, our clinical studies;

•	trial design is inadequate for demonstration of safety and/or efficacy;

•	delays in study progression, including study site, Institutional Review Board and regulatory delays;

•	positive trial results that may result in increased spending;

•	failure to meet favorable study endpoints;

•	inability to develop cost effective manufacturing methods that comply with regulatory standards;

•	inability to attract personnel or retain personnel with appropriate expertise;

•	inability to manufacture sterile supplies necessary for composition of products;

•	uncertainties related to collaborative arrangements;

•	environmental risks; and

•	other factors referenced under Part II, Item 1A, Risk Factors.
We may also undertake new R&D projects that may significantly affect our future spending and activities.
R&D expenditures by therapeutic area were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

Ocular	$11,319	$7,263	$21,053	$14,428
Other	—	66	—	248

	$11,319	$7,329	$21,053	$14,676

Selling, General and Administrative Expenses
For the three months ended June 30, 2011, selling, general and administrative, or SG&A, expenses increased 24% to $6.3 million compared to $5.0 million for the three months ended June 30, 2010. The increase was primarily due to increased spending on commercial operations. For the six months ended June 30, 2011, SG&A expenses increased 35% to $13.4 million compared to $9.9 million for the same period in 2010. The increase was primarily due to increased spending on commercial operations and separation costs related to the departure of our former Chief Medical Officer.
Investment and Other Income
Net Foreign Exchange Gains
For the three and six months ended June 30, 2011 and 2010, net foreign exchange gains comprise gains from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See the section entitled “Liquidity and Capital Resources — Interest and Foreign Exchange Rates” below.
Interest Income
For the three months ended June 30, 2011, interest income decreased 65% to $0.2 million compared to $0.5 million for the same period in 2010. For the six months ended June 30, 2011, interest income decreased 61% to $0.4 million compared to $1.0 million for the same period in 2010. The decrease occurred primarily because the prior periods included $0.2 million and $0.5 million, respectively, of interest earned on the note receivable from Tolmar which was collected on October 1, 2010 in connection with the sale of QLT USA to Tolmar on October 1, 2009.

Fair Value Change in Contingent Consideration
As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At June 30, 2011, there was $136.0 million remaining to be paid to us by Tolmar. The fair value of this amount, $117.1 million, is reported as Contingent Consideration on our Condensed Consolidated Balance Sheet, and is estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.
For the three months ended June 30, 2011, fair value change in contingent consideration increased to $2.8 million compared to $2.5 million for the same period in 2010. The increase occurred primarily because the prior period included a negative impact from an increase in the cost of capital used to discount these cash flows whereas there was no change in the cost of capital in the three months ended June 30, 2011. For the six months ended June 30, 2011, the fair value change in contingent consideration was essentially flat compared to the same period in 2010.
Income Taxes
The change in the effective tax rate was primarily due to changes in the overall mix of income (loss) in the jurisdictions in which we operate including changes in our valuation allowance in such jurisdictions. In 2010, we completed an intra-entity transfer of intellectual property and, as a result, shifted certain related future development expenditures to the acquiring entity. During 2011, as insufficient evidence exists to support current or future realization of the tax benefits associated with such development expenditures as well as certain other current period expenditures, the benefit of certain tax assets has not been recognized in the current periods. The tax recovery for the six months ended June 30, 2010 reflected a benefit of $5.6 million which was recorded as a result of the restructuring of our arrangement with Novartis under the Amended PDT Agreement.
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
For the three months ended June 30, 2011, we used $4.7 million of cash in operations as compared to $1.7 million for the same period in 2010. The $3.0 million negative cash flow variance was primarily attributable to:
•	A negative operating cash flow variance from higher operating and inventory related expenditures of $3.2 million;

•	A negative operating cash flow variance from lower investment and other income of $0.4 million; and
•	A positive operating cash flow variance from higher cash receipts from product sales and royalties of $0.6 million.
During the three months ended June 30, 2011, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $4.6 million, and proceeds from the collection of the mortgage receivable of $1.0 million, offset by capital expenditures of $0.4 million.
For the three months ended June 30, 2011, cash flows used in financing activities consisted primarily of common shares repurchased for $6.8 million, including share repurchase costs, offset by $1.4 million received for the issuance of common shares related to the exercise of stock options.
For the six months ended June 30, 2011, we used $13.9 million of cash in operations as compared to $6.0 million for the same period in 2010. The $7.9 million negative cash flow variance was primarily attributable to:
•	A negative operating cash flow variance from higher operating and inventory related expenditures of $8.1 million;
•	A negative operating cash flow variance from higher tax instalments of $0.9 million;
•	A negative operating cash flow variance from lower investment and other income of $0.6 million;
•	A positive operating cash flow variance from higher foreign exchange gains of $0.6 million; and
•	A positive operating cash flow variance from higher cash receipts from product sales and royalties of $1.1 million.
During the six months ended June 30, 2011, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $13.5 million, and proceeds from the collection of the mortgage receivable of $2.0 million, offset by capital expenditures of $1.5 million.
For the six months ended June 30, 2011, cash flows used in financing activities consisted primarily of common shares repurchased for $10.4 million, including share repurchase costs, offset by $1.8 million received for the issuance of common shares related to the exercise of stock options.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2011, we had $201.1 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of 44 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at June 30, 2011, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.
The functional currency of QLT Inc. and its U.S. subsidiaries is the U.S. dollar, therefore our U.S. dollar-denominated cash and cash equivalents holdings do not result in foreign currency gains or losses in operations. To the extent that QLT Inc. holds a portion of its monetary assets and liabilities in Canadian dollars, we are subject to translation gains and losses. These translation gains and losses are included in operations for the period.
At June 30, 2011, we had no outstanding forward foreign currency contracts.
Contractual Obligations
Our material contractual obligations as of June 30, 2011 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space, office equipment and vehicles. Details of these contractual obligations are described in our 2010 Annual Report.
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
Outstanding Share Data
As of July 26, 2011, there were 49,950,199 common shares issued and outstanding for a total of $468.1 million in share capital. As of July 26, 2011, we had 6,425,177 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 4,037,578 were exercisable) at a weighted average exercise price of CAD $5.57 per share. Each stock option is exercisable for one common share.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for excess inventory, assessment of the recoverability of long-lived assets, the fair value of the mortgage receivable, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebates and return accruals, determination of fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, and provisions for taxes, tax assets and tax liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2010 Annual Report.
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
The following factors, among others, including those described under Item 1A. Risk Factors in this Report, Item 1A. Risk Factors in our 2010 Annual Report and Item 1A. in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
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

•	our reliance on our specialty wholesale distributors to distribute Visudyne in accordance with regulatory requirements and the terms of our agreements;
•	our expectations regarding future tax liabilities as a result of our recent restructuring transactions, changes in estimates of prior years’ tax items and results of tax audits by tax authorities;
•	the scope, validity and enforceability of our and third party intellectual property rights;
•	our ability to successfully develop our programs, including our punctal plug drug delivery system and synthetic retinoid program;
•	the anticipated timing, cost and progress of the development of our technology and clinical trials;
•	the anticipated timing of regulatory submissions for products and product candidates;
•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for products and product candidates;
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Report as well as “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our 2010 Annual Report.

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
No change was made to our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in this Report and Item 1A. Risk Factors in our 2010 Annual Report.

ITEM 1A.	RISK FACTORS
In addition to the risk factors set forth below and other information set forth in this Report, you should carefully consider the factors discussed in “Part 1A. Risk Factors” of our 2010 Annual Report, which could materially affect our business, products, financial condition and operating results.

The risks described below and in our 2010 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

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

Visudyne is our only commercial product and, accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to be below expectations. In 2009, worldwide sales of Visudyne decreased 25.5% from the prior year, primarily due to the approval and reimbursement in Europe of alternative therapeutics for AMD. In 2010, worldwide sales of Visudyne decreased 14.2% from 2009. We cannot assure you that Visudyne product sales will not continue to decrease. Visudyne may be rendered obsolete or uneconomical by competitive changes, including generic competition. Visudyne sales could also be adversely affected by other factors, including:

•	product manufacturing or supply interruptions or recalls,

•	the development of competitive products by other companies,

•	developing and maintaining effective sales and marketing capabilities,

•	marketing or pricing actions by our competitors or regulatory authorities,

•	changes in the reimbursement by third-party payors,

•	changes in or withdrawal of regulatory approval for or the labelling of Visudyne,

•	the majority of the laser devices used in Visudyne therapy have reached, or are nearing, the end of their lifecycle,

•	declining commercial supply and technical support for laser devices used in Visudyne therapy,

•	disputes relating to patents or other intellectual property rights,

•	disputes with our licensees,

•	changes in laws and regulations that adversely affect our ability to market Visudyne, and

•	potential disruptions to our distribution channel and decreases in demand for Visudyne in Japan due to the 2011 earthquake, tsunami and resultant business conditions and economic uncertainty.

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

In connection with Visudyne, we face significant competition from Lucentis®, an anti-VEGF antibody approved for the treatment of neovascular wet AMD, and diluted Avastin® (bevacizumab), which is also used off-label extensively by physicians to treat wet AMD. In addition, we are aware of other competitive therapies for wet AMD under development. For instance, in April 2011, the FDA granted priority review for Regeneron Pharmaceuticals, Inc.’s Biologics License Application (BLA) for VEGF Trap-Eye for the treatment of neovascular wet AMD. The FDA review deadline for this product is August 20, 2011, which means that, if approved, the VEGF Trap-Eye could launch as early as the third quarter of 2011. In addition, EpiRad90™, a product under development by NeoVista Inc., has been CE marked in the EU for marketing and is in Phase III clinical trials in the U.S. for the treatment of wet AMD. Further, one of our Visudyne competitors is also our collaborator. Novartis, which, pursuant to the Amended PDT Agreement, has the marketing and sales rights to our Visudyne product outside of the U.S., also has rights to market Lucentis® outside of the U.S.

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

Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs. If we terminate a development program or product candidate, or alternately, if we decide to modify a development program, our prospects may suffer and we may incur significant expenses that could adversely affect our financial condition or results of operations.

We may determine that certain product candidates or programs do not have sufficient potential to warrant the continued allocation of resources to them. Accordingly, we may elect to terminate one or more of our programs. For example, we expect to receive data from our Phase II study of the L-PPDS in the third quarter of 2011 that we expect will enable us to make decisions on the further development of this product candidate. We will conduct a detailed analysis of the trial results and if the trial is deemed to be unsuccessful, we will carefully evaluate our next steps, which could include terminating the program or modifying the program, which may include changing our clinical or business model for further punctal plug development, including by trying to extract or monetize value from the program by either selling, out-licensing or potentially partnering part or all of the program. If we terminate and seek to monetize part or all of a program in which we have invested significant resources, or we modify a program and expend further resources on it, such as the punctal plug program, and subsequently fail to achieve our intended goals, our prospects may suffer, as we will have expended resources on a program that may not provide a suitable return, if any, on our investment and we may have missed the opportunity to allocate those resources to potentially more productive uses. In addition, in the event of a termination of a product candidate or program, we may incur significant expenses and costs, including separation costs, associated with the termination of the program, which could adversely affect our financial condition or results of operations.

Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection and/or orphan drug designation and resulting marketing exclusivity on our products and technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.

We have applied for and will continue to apply for patents for certain aspects of Visudyne and our product candidates and technology. We have patents and patent applications covering, among other things, compositions, pharmaceutical formulations, processes for manufacturing compounds and/or methods of treating diseases by administering therapeutic compounds. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with a preferred position with respect to any product or technology.

We may not be able to obtain patent protection on aspects of our product candidates and technology. For example, while U.S. Patent No. 7,951,841 was issued on May 31, 2011 covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency until 2027, the molecule in QLT091001 is not eligible for composition of matter protection in the U.S. or elsewhere because it was previously known in the scientific community. Therefore, we may not be able to prevent competitors from commercializing the molecule in QLT091001 for the treatment of diseases that fall outside of the scope of our patents protecting this program.

The FDA and EMA have granted QLT091001 orphan drug designations for the treatment of LCA and RP, which gives us seven years and ten years, respectively, of market exclusivity for the use of QLT091001 for the treatment of LCA and RP from the date that QLT091001 is approved, if it is approved. However, this market exclusivity does not pertain to indications outside of the scope of our patents, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications.

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
On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to 3.6 million of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12 month period commencing December 16, 2010 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. In accordance with TSX rules, daily purchases made by us on the TSX will not exceed 3,604 common shares (25% of our average daily trading volume of 14,414 common shares on the TSX for the six completed calendar months prior to TSX approval of the normal course issue bid) subject to certain prescribed exemptions. Rule 10b-18 of the U.S. Securities Exchange Act of 1934, as amended, contains similar restrictions on daily purchases that may be made by us on the NASDAQ based on 25% of the average daily trading volume of our common shares on NASDAQ for the most recently completed four calendar weeks on a rolling basis, subject to certain exemptions for block purchases. The price that we will pay for any such shares will be the market price on the TSX or the NASDAQ, as the case may be, at the time of acquisition. Since initiating this normal course issuer bid, to July 28, 2011, we have repurchased through the facilities of the NASDAQ, and immediately cancelled, an aggregate 1,562,372 common shares at an average price of $6.98 per share, for a total cost of $10.9 million. Shareholders may obtain a copy of our TSX Form 12 — Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to the attention of our Secretary, at our offices located at 887 Great Northern Way, Suite 101, Vancouver, B.C., Canada V5T 4T5.

The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended June 30, 2011:
Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
April 1, 2011 through April 30, 2011	—	—	—	3,059,485

May 1, 2011 through May 31, 2011	149,000	$7.43	149,000	2,910,485

June 1, 2011 through June 30, 2011	857,572	$6.99	857,572	2,052,913

Total	1,006,572	$7.05	1,006,572	2,052,913

ITEM 6.	EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: July 28, 2011	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2011	By:	/s/ Cameron R. Nelson
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