Form 10-Q
period 2011-09-30
QLT INC/BC
filed 2011-11-03
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2011, the registrant had 49,363,310 outstanding shares of common stock.

QLT INC.
QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

ITEM	PAGE

PART I — FINANCIAL INFORMATION

1. FINANCIAL STATEMENTS	1

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	2

Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010	3

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2011 and year ended December 31, 2010	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

4. CONTROLS AND PROCEDURES	22

PART II — OTHER INFORMATION

1. LEGAL PROCEEDINGS	23

1A. RISK FACTORS	23

2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25

6. EXHIBITS	26

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of U.S. dollars)	September 30, 2011	December 31, 2010

ASSETS
Current assets
Cash and cash equivalents	$203,955	$209,478
Accounts receivable	10,244	10,720
Current portion of contingent consideration (Notes 9 and 11)	37,908	36,520
Inventories (Note 2)	2,681	3,324
Current portion of deferred income tax assets	1,557	3,643
Current portion of mortgage receivable (Note 3)	5,713	2,004
Prepaid and other	2,043	2,958

	264,101	268,647

Property, plant and equipment	4,024	3,035
Deferred income tax assets	1,550	2,700
Mortgage receivable (Note 3)	—	6,013
Long-term inventories and other assets (Note 4)	12,233	13,319
Contingent consideration (Notes 9 and 11)	70,966	94,069

	$352,874	$387,783

LIABILITIES
Current liabilities
Accounts payable	$5,652	$6,031
Income taxes payable	11	716
Accrued liabilities (Note 5)	7,363	6,323
Deferred income tax liability	82	82

	13,108	13,152

Uncertain tax position liabilities	1,664	1,687

	14,772	14,839

SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	462,429	479,998
September 30, 2011 — 49,363,310 shares
December 31, 2010 — 51,154,392 shares
Additional paid-in capital	294,173	287,646
Accumulated deficit	(521,469)	(497,669)
Accumulated other comprehensive income	102,969	102,969

	338,102	372,944

	$352,874	$387,783

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars except share and per share information)	2011	2010	2011	2010

Revenues
Net product revenue (Note 8)	$6,226	$5,535	$20,724	$24,786
Royalties	3,355	3,050	10,441	9,891

	9,581	8,585	31,165	34,677

Costs and expenses
Cost of sales	2,673	1,869	7,422	11,813
Research and development	11,282	8,101	32,334	22,776
Selling, general and administrative	5,842	5,354	19,198	15,238
Depreciation	328	306	1,040	922

	20,125	15,630	59,994	50,749

Operating loss	(10,544)	(7,045)	(28,829)	(16,072)

Investment and other income
Net foreign exchange (losses) gains	(298)	409	39	78
Interest income	146	602	534	1,599
Fair value change in contingent consideration (Note 11)	1,828	5,206	6,864	10,167
Other gains	9	24	18	392

	1,685	6,241	7,455	12,236

Loss before income taxes	(8,859)	(804)	(21,374)	(3,836)

(Provision for) recovery of income taxes (Note 10)	(247)	107	(2,426)	5,527

Net (loss) income	$(9,106)	$(697)	$(23,800)	$1,691

Basic and diluted net (loss) income per common share	$(0.18)	$(0.01)	$(0.47)	$0.03

Weighted average number of common shares outstanding (thousands)
Basic	49,732	51,656	50,425	52,794
Diluted	49,732	51,656	50,425	53,789
See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

Cash (used in) generated by operating activities
Net (loss) income	$(9,106)	$(697)	$(23,800)	$1,691
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	328	306	1,040	922
Gain on sales of long-lived assets	(8)	—	(17)	(317)
Share-based compensation	690	618	2,283	1,872
Unrealized foreign exchange gains (losses)	206	(425)	102	(113)
Interest earned on note receivable	—	(250)	—	(741)
Deferred income taxes	395	942	3,276	(4,337)
Changes in non-cash operating assets and liabilities
Accounts receivable	3,101	3,952	815	270
Inventories	309	273	1,323	757
Long-term deposits and other assets	319	592	1,365	4,569
Accounts payable	476	383	(256)	73
Income taxes receivable / payable	1,945	6,027	(940)	5,951
Other accrued liabilities	881	684	401	12
Deferred revenue	—	—	—	(4,244)

	(464)	12,405	(14,408)	6,365

Cash provided by investing activities
Net proceeds from sale of property, plant and equipment	8	—	17	—
Purchase of property, plant and equipment	(530)	(231)	(2,069)	(1,430)
Net proceeds from sale of long-lived assets	—	—	—	317
Proceeds from mortgage receivable	—	3,822	2,004	3,822
Proceeds from contingent consideration(1)	8,192	4,321	21,715	17,644

	7,670	7,912	21,667	20,353

Cash used in financing activities
Common shares repurchased, including fees	(4,155)	(8,668)	(14,583)	(17,082)
Issuance of common shares	66	490	1,838	763

	(4,089)	(8,178)	(12,745)	(16,319)

Effect of exchange rate changes on cash and cash equivalents	(262)	152	(37)	71

Net increase (decrease) in cash and cash equivalents	2,855	12,291	(5,523)	10,470
Cash and cash equivalents, beginning of period	201,100	186,293	209,478	188,114

Cash and cash equivalents, end of period	$203,955	$198,584	$203,955	$198,584

Supplementary cash flow information:

Interest paid	$—	$—	$—	$—
Income taxes paid	2	—	938	10

(1)
On October 1, 2009, all of the shares of QLT USA, Inc. (“QLT USA”) were sold to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. The purchase price included contingent consideration of $200.0 million which had a fair value of $156.2 million on October 1, 2009, representing a non-cash investing activity.

During the three months ended September 30, 2011, proceeds received on collection of the contingent consideration totalled $10.0 million (2010 — $9.5 million). Approximately $8.2 million (2010 — $4.3 million) of the proceeds were included within cash provided by investing activities. The remaining $1.8 million (2010 — $5.2 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net (loss) income line item within cash used in operating activities.

During the nine months ended September 30, 2011, proceeds received on collection of the contingent consideration totalled $28.6 million (2010 — $27.8 million). Approximately $21.7 million (2010 — $17.6 million) of the proceeds were included within cash provided by investing activities. The remaining $6.9 million (2010 — $10.2 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net (loss) income line item within cash used in operating activities.

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
share information are expressed in			Additional	Other				Total
share information are expressed in	Common Shares		Paid-in	Comprehensive		Accumulated	Comprehensive	Shareholders’
thousands of U.S. dollars)	Shares	Amount	Capital	Income		Deficit	Loss	Equity

Balance at January 1, 2010	53,789,289	$506,023	$275,592	$102,969		$(480,130)	$—	$404,454
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	265,585	1,243	(333)	—		—	—	910
Stock-based compensation	—	—	2,365	—		—	—	2,365
Common share repurchase	(2,900,482)	(27,268)	10,022	—		—	—	(17,246)
Net loss	—	—	—	—		(17,539)	(17,539)	(17,539)

Comprehensive loss	—	—	—	—		—	(17,539)	—

Balance at December 31, 2010	51,154,392	$479,998	$287,646	$102,969		$(497,669)	$—	$372,944
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	138,883	1,002	(288)	—		—	—	714
Stock-based compensation	—	—	955	—		—	—	955
Common share repurchase	(533,500)	(5,006)	1,331	—		—	—	(3,675)
Net loss	—	—	—	—		(8,549)	(8,549)	(8,549)

Comprehensive loss	—	—	—	—		—	(8,549)	—

Balance at March 31, 2011	50,759,775	$475,994	$289,644	$102,969		$(506,218)	$—	$362,389
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	196,996	1,504	(438)	—		—	—	1,066
Stock-based compensation	—	—	688	—		—	—	688
Common share repurchase	(1,006,572)	(9,436)	2,300	—		—	—	(7,136)
Net loss	—	—	—	—		(6,145)	(6,145)	(6,145)

Comprehensive loss	—	—	—	—		—	(6,145)	—

Balance at June 30, 2011	49,950,199	$468,062	$292,194	$102,969		$(512,363)	$—	$350,862
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	42,556	264	(76)	—		—	—	188
Stock-based compensation	—	—	681	—		—	—	681
Common share repurchase	(629,445)	(5,897)	1,374	—		—	—	(4,523)
Net loss	—	—	—	—		(9,106)	(9,106)	(9,106)

Comprehensive loss	—	—	—	—		—	(9,106)	—

Balance at September 30, 2011	49,363,310	$462,429	$294,173	$102,969	(1)	$(521,469)	$—	$338,102

(1)
At September 30, 2011 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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
1. CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
QLT is an ocular-focused company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. We are focused on developing our synthetic retinoid program for the treatment of certain inherited retinal diseases, developing our proprietary punctal plug drug delivery system, as well as U.S. marketing of our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”).
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
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for excess inventory, assessment of the recoverability of long-lived assets, the fair value of the mortgage receivable, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, sales rebates and return accruals, determination of the fair value of assets and liabilities acquired in net asset acquisitions or purchase business combinations, stock-based compensation, provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.
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
The following table sets out the computation of basic and diluted net (loss) income per common share:

	Three months ended		Nine months ended
(In thousands of U.S. dollars, except share and per share	September 30,		September 30,
data)	2011	2010	2011	2010
Numerator:
Net (loss) income	$(9,106)	$(697)	$(23,800)	$1,691

Denominator: (thousands)
Weighted average common shares outstanding	49,732	51,656	50,425	52,794
Effect of dilutive securities:
Stock options	—	—	—	995

Diluted weighted average common shares outstanding	49,732	51,656	50,425	53,789

Basic and diluted net (loss) income per common share	$(0.18)	$(0.01)	$(0.47)	$0.03
Excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2011 were 6,365,176 shares related to stock options because their effect was anti-dilutive. For the three and nine months ended September 30, 2010, 6,394,907 and 3,564,189 shares, respectively, were excluded from the calculation of diluted net (loss) income per common share because their effect was anti-dilutive.
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
In December 2010, the FASB issued ASU 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers. ASU 2010-27 provides guidance on the recognition and classification of the annual fee imposed by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act on pharmaceutical companies that sell branded prescription drugs or biologics to specified government programs in the United States. Under this guidance, the annual fee should be estimated and recognized in full as a liability upon the first qualifying sale with a corresponding deferred cost that is amortized to operating expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year in which it is payable. The annual fee is not deductible for federal income tax purposes. This guidance became effective for calendar years beginning after December 31, 2010. The prospective adoption of this standard on January 1, 2011, did not have a material impact on our financial condition, results of operations or cash flows.

2. INVENTORIES

(In thousands of U.S. dollars)	September 30, 2011	December 31, 2010

Raw materials and supplies	$56	$74
Work-in-process	26,653	28,045
Finished goods	416	274
Provision for excess inventory	(11,085)	(11,077)
Provision for non-completion of inventory	(2,185)	(2,185)

	$13,855	$15,131
Long-term inventory, net of provisions	(11,174)	(11,807)

Current inventory	$2,681	$3,324

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.1 million as of September 30, 2011, which was applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand.
We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three and nine months ended September 30, 2011, there were no charges against the provision for non-completion of product inventory.
We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 — Long-Term Inventories and Other Assets.
3. MORTGAGE RECEIVABLE
Under the terms of the original mortgage agreement, our mortgage receivable was due on August 29, 2010 and comprised a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”) in 2008. Effective August 29, 2010, we entered into an amended mortgage agreement with Discovery Parks, pursuant to which we received payment of CAD $4.0 million on August 30, 2010. The remaining mortgage receivable of CAD $8.0 million comprised a 7.5% interest-only second mortgage, of which CAD $2.0 million was due on or before May 1, 2011, and CAD $6.0 million is due on August 29, 2012. We have received the CAD $2.0 million that was due on or before May 1, 2011.
4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	September 30, 2011	December 31, 2010

Inventory, net of provisions	$11,174	$11,807
Deposits and other	1,059	1,512

	$12,233	$13,319

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2011	December 31, 2010

Royalties	$1,033	$1,225
Compensation	3,836	3,698
Directors’ Deferred Share Units compensation	1,710	1,400
Other	784	—

	$7,363	$6,323

6. FOREIGN EXCHANGE FACILITY
We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. The facility allows us to enter into a maximum of $100.0 million in forward foreign exchange contracts for terms up to 15 months, or in the case of spot foreign exchange transactions, a maximum of $70.0 million. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At September 30, 2011, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.
7. SHARE CAPITAL
(a) Share Buy-Back Programs
On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to 3,615,285 of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12-month period commencing December 16, 2010 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases will be determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. Cumulative purchases under this program through September 30, 2011, were 2,191,817 shares at an average price of $7.02, for a total cost of $15.4 million.
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
(b) Stock Options
We use the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Annualized volatility	—	55.4%	48.8%	53.8%
Risk-free interest rate	—	2.1%	2.1%	2.3%
Expected life (years)	—	3.7	3.7	3.7
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
There were no stock options granted during the three months ended September 30, 2011. The weighted average grant date fair value of stock options granted during the three months ended September 30, 2010 was CAD $2.79. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was CAD $2.79 and CAD $2.61, respectively.

The impact on our results of operations of recording stock-based compensation for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

Cost of sales	$58	$5	$69	$158
Research and development	369	338	1,100	957
Selling, general and administrative	263	275	1,114	757

Stock-based compensation expense before income taxes	690	618	2,283	1,872
Related income tax benefits	(22)	(13)	(58)	(32)

Stock-based compensation, net of income taxes	$668	$605	$2,225	$1,840

At September 30, 2011, total unrecognized estimated compensation cost related to non-vested stock options was $4.8 million, which is expected to be recognized over 36 months with a weighted average period of 2.1 years.
The intrinsic value of stock options exercised and the related cash from exercise of stock options during the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

Intrinsic value of stock options exercised	$113	$342	$841	$558
Cash from exercise of stock options	$188	$490	$1,968	$763
Upon option exercise, we issue new shares of stock. The share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible for all periods presented above.
8. NET PRODUCT REVENUE
Under the terms of the Amended PDT Agreement with Novartis, on January 1, 2010, we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. In the nine months ended September 30, 2010, $5.0 million of previously deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S. was recognized as revenue. Details of our revenue recognition accounting policy are described in Note 1 — Condensed Summary of Significant Accounting Policies.
Net product revenue for the three and nine months ended September 30, 2011 and 2010, was determined as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

U.S. Visudyne sales by QLT	$3,853	$5,218	$15,631	$16,668
Visudyne sales to Novartis	2,026	—	4,011	6,988
Add: Royalties reimbursed to QLT	337	308	1,051	999
Add: Other costs reimbursed to QLT	10	9	31	131

Net product revenue from Visudyne sales	$6,226	$5,535	$20,724	$24,786

The tables below summarize end-user Visudyne sales for the three and nine months ended September 30, 2011 and 2010. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 - Condensed Summary of Significant Accounting Policies.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

U.S.	$3,853	$5,218	$15,631	$16,668
Europe	5,729	5,303	19,856	19,447
Rest of World	11,044	9,945	32,350	30,010

Worldwide	$20,626	$20,466	$67,837	$66,125

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

U.S.	19%	25%	23%	25%
Europe	28%	26%	29%	29%
Rest of World	53%	49%	48%	46%

Worldwide	100%	100%	100%	100%

9. CONTINGENT CONSIDERATION
On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010 and expect to receive up to an additional $200.0 million payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”) which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of September 30, 2011, we had received an aggregate $74.0 million of contingent consideration. We expect to receive the remaining $126.0 million on a quarterly basis, over the next three to four years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We have not had any continuing involvement with this business following its sale. See Note 11 — Financial Instruments and Concentration of Credit Risk.
10. INCOME TAXES
The change in the effective tax rate was primarily due to changes in the overall mix of income (loss) in the jurisdictions in which we operate, including changes in our valuation allowance in such jurisdictions. In 2010, we completed an intra-entity transfer of intellectual property and, as a result, shifted certain related future development expenditures to the acquiring entity. During 2011, as insufficient evidence exists to support current or future realization of the tax benefits associated with such development expenditures as well as certain other current period expenditures, the benefit of certain tax assets has not been recognized in the current periods. The tax recovery for the nine months ended September 30, 2010 reflected a benefit of $5.6 million which was recorded as a result of the restructuring of our arrangement with Novartis under the Amended PDT Agreement.
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

The following table provides information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value	Fair Value Measurements at September 30, 2011
(In thousands of U.S. dollars)	September 30, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$203,955	$203,955	$—	$—
Contingent consideration(1)	108,874	—	—	108,874

Total	$312,829	$203,955	$—	$108,874

(1)
To estimate the fair value of contingent consideration at September 30, 2011, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 10% determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing, and foreign exchange assumptions based on historical sales data, expected future competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $1.5 million, from $108.9 million to $107.4 million. If estimated future revenues were to decrease by 10%, the contingent consideration would decrease by $1.7 million, from $108.9 million to $107.2 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at January 1, 2010	$151,078
Transfers to Level 3	—
Settlements	(36,982)
Fair value change in contingent consideration	16,493

Balance at December 31, 2010	$130,589
Transfers to Level 3	—
Settlements	(11,172)
Fair value change in contingent consideration	2,282

Balance at March 31, 2011	$121,699
Transfers to Level 3	—
Settlements	(7,386)
Fair value change in contingent consideration	2,753

Balance at June 30, 2011	$117,066
Transfers to Level 3	—
Settlements	(10,020)
Fair value change in contingent consideration	1,828

Balance at September 30, 2011	$108,874

We purchase goods and services primarily in U.S. dollars and Canadian dollars, and earn most of our revenues in U.S. dollars. As at each of September 30, 2011 and 2010, we had no outstanding forward foreign currency contracts.
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
Our accounts receivable, as at September 30, 2011 and December 31, 2010, comprised amounts primarily owing from Novartis, ASD Specialty Healthcare, Inc. d/b/a Besse Medical (our principal U.S. wholesale distributor of Visudyne) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution.

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
OVERVIEW
QLT is an ocular-focused company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. We are focused on developing our synthetic retinoid program for the treatment of certain inherited retinal diseases, developing our proprietary punctal plug drug delivery system, as well as U.S. marketing of our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”).
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
On January 1, 2010, we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we operate a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from Visudyne sales in the U.S. Novartis continues to market and sell Visudyne for ophthalmic use outside the U.S. and pays us a royalty on net sales of the product.
On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of September 30, 2011, we had received an aggregate $74.0 million of contingent consideration.

Research and Development
Our current research and development efforts are focused on:
QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently conducting a Phase Ib clinical proof-of-concept study of QLT091001, a synthetic retinoid therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). On October 21, 2011, results for the full cohort of 14 LCA subjects and updated longer term visual function data on previously reported subjects were presented at the 2011 American Academy of Ophthalmology Annual Meeting. We continue to monitor and analyze LCA subject follow up and intend to initiate retreatment in subjects as needed. We are also continuing our dialogue with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) in Europe, with regards to the design and protocol requirements for a pivotal trial for this indication.
Enrolment of up to 14 patients in the RP cohort is ongoing and has been expanded outside of Canada to the U.S. and Europe. We recently received clearance from the FDA for our Investigational New Drug Application (“IND”), and also clearances from the U.K. Medicines and Healthcare Products Regulatory Agency, the Centrale Commissie Mensgebonden Onderzoek (CCMO) (The Netherlands) and the Federal Institute for Drugs and Medical Devices (Germany) for our Clinical Trial Applications, allowing us to proceed with the expansion of investigator sites in the U.S, U.K, The Netherlands, and Germany. Our goal is to complete enrolment of RP patients by year end.
QLT091001 has received orphan drug designations for the treatment of LCA and RP by the EMA, and for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes by the FDA. These designations provide market exclusivity in the applicable jurisdiction for ten years and seven years, respectively, after a product is approved. QLT091001 has also been granted two Fast Track designations by the FDA for the treatment of the LRAT and RPE65 genetic mutations in both LCA and RP. The FDA’s Fast Track is a process designed to facilitate the development and expedite the review of drugs that are intended for the treatment of serious diseases and fill an unmet medical need. In October 2011, we held a Scientific Advice meeting with the EMA to discuss our pivotal trial program for the treatment of LCA.
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
Punctal Plug Drug Delivery System for the treatment of Glaucoma. We are developing a minimally invasive, proprietary punctal plug drug delivery system with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. We are currently targeting the treatment of glaucoma and ocular hypertension with this system. On August 29, 2011, we announced the results of our Phase II clinical study on the safety and efficacy of the latanoprost punctal plug drug delivery program (“L-PPDS”) in subjects with glaucoma and ocular hypertension after four weeks of treatment with the L-PPDS. The trial featured simultaneous placement of latanoprost-eluting punctal plugs in both the upper and lower puncta for delivery of a daily drug load with a goal of enabling comparable clinical outcomes to that of daily administered Xalatan® eye drops. More recently, our ongoing device development work with our new proprietary upper lid punctal plug showed a retention rate of 81% at one month in volunteers (27 eyes). A device study in volunteers to further study the longer term handling, comfort and retention of the new upper plug, as well as other plug iterations, is underway. Additional near term development goals for this program include commencing further Phase II trials in glaucoma to evaluate single versus double plug approaches as well as duration of sustained release. If these trials are successful, our goal is to commence Phase III clinical development activities in 2013.
We believe this platform technology may be suited for delivery of other types of molecules to the tear film of the eye in order to treat anterior segment diseases of the eye. This could include other medications for glaucoma, or other diseases or conditions of the eye including allergy, dry eye, and ocular inflammation. Further development work with our punctal plug delivery system program is ongoing with additional formulation development work for several new product candidates in the prostaglandin and anti-inflammatory areas.

RESULTS OF OPERATIONS
The following table sets out our net (loss) income from operations for the three and nine months ended September 30, 2011 and 2010.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars, except per share data)	2011	2010	2011	2010

Net (loss) income	$(9,106)	$(697)	$(23,800)	$1,691
Basic and diluted net (loss) income per common share	$(0.18)	$(0.01)	$(0.47)	$0.03
Detailed discussion and analysis of our results of operations are as follows:
Revenues
Net product revenue for the three and nine months ended September 30, 2011 and 2010 was determined as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

U.S. Visudyne sales by QLT	$3,853	$5,218	$15,631	$16,668
Visudyne sales to Novartis	2,026	—	4,011	6,988
Add: Royalties reimbursed to QLT(1)	337	308	1,051	999
Add: Other costs reimbursed to QLT(2)	10	9	31	131

Net product revenue from Visudyne sales	$6,226	$5,535	$20,724	$24,786

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
For the three months ended September 30, 2011, net product revenue from Visudyne increased by $0.7 million, or 13%, to $6.2 million compared to $5.5 million for the same period in 2010. The increase was primarily due to the sale of a batch of Visudyne to Novartis, partially offset by lower Visudyne sales in the U.S.
For the nine months ended September 30, 2011, net product revenue from Visudyne decreased by $4.1 million, or 16%, to $20.7 million compared to $24.8 million for the nine months ended September 30, 2010. The decrease was primarily due to the recognition of $5.0 million of previously deferred revenue in the prior period, following the commencement of the Amended PDT Agreement on January 1, 2010. The deferred revenue related to inventory previously shipped to Novartis for sales outside the U.S.

The tables below summarize end-user Visudyne sales for the three and nine months ended September 30, 2011 and 2010. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 - Condensed Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements.

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

U.S.	$3,853	$5,218	$15,631	$16,668
Europe	5,729	5,303	19,856	19,447
Rest of World	11,044	9,945	32,350	30,010

Worldwide	$20,626	$20,466	$67,837	$66,125

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

U.S.	19%	25%	23%	25%
Europe	28%	26%	29%	29%
Rest of World	53%	49%	48%	46%

Worldwide	100%	100%	100%	100%

The worldwide sale of Visudyne and related royalties are our only sources of revenue. While we have sought to protect our proprietary Visudyne technology by, among other things, obtaining and licensing patents in the U.S., Europe, Japan, and other jurisdictions, because Visudyne is a mature pharmaceutical product, some of the key U.S. patents protecting it have expired or will expire in the near future. For example, one of the U.S. patents (U.S. Patent No. 5,214,036) covering lipid-based formulations of the compound verteporfin (the active ingredient in Visudyne) expired on May 25, 2010, and the U.S. patent (U.S. Patent No. 5,095,030) covering the compound verteporfin expired on September 9, 2011. See Item 1. Business — Patents, Trademarks and Proprietary Rights in our 2010 Annual Report for a more detailed discussion of our Visudyne patent portfolio. Generally, once all patent protection expires, market exclusivity is lost. As is inherent in the biopharmaceutical industry, the loss of market exclusivity can result in significant competition from market entry of generic versions of products, which can have a significant adverse effect on product revenues. However, the effect of the expiration of one or more patents covering a biopharmaceutical product will depend upon a number of factors, such as the extent to which the product is protected by other patents in a relevant jurisdiction, the nature of the market and the position of the product in it, the growth or decline of the market and the complexities and economics of the process for manufacture of the product. Based upon our consideration of these and other factors as they relate specifically to Visudyne, we believe that the expiration of the U.S. patent covering lipid-based formulations of verteporfin in 2010 and the expiration of the U.S. patent covering the compound verteporfin in 2011 are unlikely to have a material adverse effect on our revenues over the next several years since, among other things:
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

Royalties
Under the Amended PDT Agreement, Novartis continues to market and sell Visudyne outside the U.S. and pays us a 20% royalty on net sales of the product outside the U.S. For the three months ended September 30, 2011, royalty revenues increased by $0.3 million, or 10%, to $3.4 million, compared to $3.1 million for the same period in 2010 and for the nine months ended September 30, 2011, royalty revenues increased by $0.6 million, or 6%, to $10.4 million compared to $9.9 million for the same period in 2010. In each period, royalty revenues increased in line with the increase in Visudyne sales outside the U.S.

Costs and Expenses
Cost of Sales
For the three months ended September 30, 2011, cost of sales increased $0.8 million, or 43%, to $2.7 million compared to $1.9 million in 2010. The increase was primarily due to the sale of a batch of Visudyne to Novartis, offset by lower Visudyne sales in the U.S. For the nine months ended September 30, 2011, cost of sales decreased $4.4 million, or 37%, to $7.4 million compared to $11.8 million for the same period in 2010. The decrease was primarily due to inclusion in the prior period of $4.0 million of cost of sales associated with the recognition of revenue that related to inventory previously shipped to Novartis for sales outside the U.S.
Research and Development
Research and development, or R&D, expenditures increased 39% to $11.3 million for the three months ended September 30, 2011 compared to $8.1 million in the same period in 2010. For the nine months ended September 30, 2011, R&D expenditures increased 42% to $32.3 million compared to $22.8 million in the same period in 2010. For each period, the increase was primarily due to higher spending on our synthetic retinoid program, partially offset by no spending on QLT091568 (Beta Blocker Glaucoma Program) in the three and nine months ended September 30, 2011.
The magnitude of future R&D expenses is highly variable. Numerous events can happen to an R&D project prior to it reaching any particular milestone that can significantly affect future spending and activities related to the project. These events include:
•	inability to design devices to function as expected;
•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug;
•	changes in the regulatory environment;
•	introduction of competing technologies and treatments;
•	unexpected safety issues;
•	patent application, maintenance and enforcement issues;
•	inability to operate without infringing the proprietary rights of others;
•	changes in the commercial marketplace;
•	difficulty enrolling patients in, or keeping them in, our clinical studies;
•	inadequate trial design to demonstrate safety and/or efficacy;
•	delays in study progression, including study site, Institutional Review Board and regulatory delays;
•	positive trial results that may result in increased spending;
•	failure to meet favorable study endpoints;
•	inability to develop cost effective manufacturing methods that comply with regulatory standards;
•	inability to attract personnel or retain personnel with appropriate expertise;
•	inability to manufacture sterile supplies necessary for composition of products;
•	uncertainties related to collaborative arrangements;
•	environmental risks; and
•	other factors referenced under Part II, Item 1A, Risk Factors.
We may also undertake new R&D projects that may significantly affect our future spending and activities.
R&D expenditures by therapeutic area were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2011	2010	2011	2010

Ocular	$11,282	$8,101	$32,334	$22,530
Other	—	—	—	246

	$11,282	$8,101	$32,334	$22,776

Selling, General and Administrative Expenses
For the three months ended September 30, 2011, selling, general and administrative, or SG&A, expenses increased 9% to $5.8 million compared to $5.4 million for the three months ended September 30, 2010. The increase was primarily due to increased spending on commercial operations. For the nine months ended September 30, 2011, SG&A expenses increased 26% to $19.2 million compared to $15.2 million for the same period in 2010. The increase was primarily due to increased spending on commercial operations and separation costs related to the departure of our former Chief Medical Officer.
Investment and Other Income
Net Foreign Exchange (Losses) Gains
For the three and nine months ended September 30, 2011 and 2010, net foreign exchange (losses) gains comprise gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See the section entitled “Liquidity and Capital Resources — Interest and Foreign Exchange Rates” below.
Interest Income
For the three months ended September 30, 2011, interest income decreased 76% to $0.1 million compared to $0.6 million for the same period in 2010. For the nine months ended September 30, 2011, interest income decreased 67% to $0.5 million compared to $1.6 million for the same period in 2010. For each period the decrease occurred primarily because the prior year included $0.3 million and $0.7 million, respectively, of interest earned on the note receivable from Tolmar which was collected on October 1, 2010 in connection with the sale of QLT USA to Tolmar on October 1, 2009, $0.1 million of interest earned on tax refunds and higher interest earned on the mortgage receivable from Discovery Parks Holdings Ltd.
Fair Value Change in Contingent Consideration
As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At September 30, 2011, there was $126.0 million remaining to be paid to us by Tolmar. The fair value of this amount, $108.9 million, is reported as Contingent Consideration on our Condensed Consolidated Balance Sheet, and is estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.
For the three months ended September 30, 2011, the fair value change in contingent consideration decreased to $1.8 million compared to $5.2 million for the same period in 2010. The decrease occurred primarily because the prior period included a favorable impact due to a decrease in the cost of capital used to discount these cash flows, and because of an increase in cash flow projections. In addition, the positive impact on the fair value change in contingent consideration decreases each period as the outstanding balance remaining to be paid to us decreases. For the nine months ended September 30, 2011, the fair value change in contingent consideration decreased to $6.9 million compared to $10.2 million for the same period in 2010. The decrease occurred because of the reduced positive impact due to a lower outstanding balance and also because the prior period included a more favorable increase in cash flow projections.
Income Taxes
The change in the effective tax rate was primarily due to changes in the overall mix of income (loss) in the jurisdictions in which we operate including changes in our valuation allowance in such jurisdictions. In 2010, we completed an intra-entity transfer of intellectual property and, as a result, shifted certain related future development expenditures to the acquiring entity. During 2011, as insufficient evidence exists to support current or future realization of the tax benefits associated with such development expenditures as well as certain other current period expenditures, the benefit of certain tax assets has not been recognized in the current periods. The tax recovery for the nine months ended September 30, 2010 reflected a benefit of $5.6 million which was recorded as a result of the restructuring of our arrangement with Novartis under the Amended PDT Agreement.

LIQUIDITY AND CAPITAL RESOURCES
General
In 2011 and the foreseeable future periods, we expect our cash resources and working capital, cash flow from operations, cash from the collection of the contingent consideration, and other available financing resources to be sufficient to fund current product research and development, operating requirements, liability requirements, acquisition and licensing activities, milestone payments, and repurchases of our common shares.
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
For the three months ended September 30, 2011, we used $0.5 million of cash in operations as compared to generating $12.4 million for the same period in 2010. The $12.9 million negative cash flow variance was primarily attributable to:
•	A negative operating cash flow variance from lower net tax refunds of $5.1 million;
•	A negative operating cash flow variance from higher operating and inventory related expenditures of $3.9 million;
•	A negative operating cash flow variance from proceeds related to the fair value change in contingent consideration of $3.4 million; and
•	A negative operating cash flow variance from lower investment and other income of $0.5 million.
During the three months ended September 30, 2011, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $8.2 million, offset by capital expenditures of $0.5 million.
For the three months ended September 30, 2011, cash flows used in financing activities consisted primarily of common shares repurchased for $4.2 million, including share repurchase costs, offset by $0.1 million received for the issuance of common shares related to the exercise of stock options.
For the nine months ended September 30, 2011, we used $14.4 million of cash in operations as compared to generating $6.4 million for the same period in 2010. The $20.8 million negative cash flow variance was primarily attributable to:
•	A negative operating cash flow variance from higher operating and inventory related expenditures of $12.1 million;
•	A negative operating cash flow variance from lower net tax refunds of $6.1 million;
•	A negative operating cash flow variance from proceeds related to the fair value change in contingent consideration of $3.3 million;
•	A negative operating cash flow variance from lower investment and other income of $1.1 million;
•	A positive operating cash flow variance from higher foreign exchange gains of $0.5 million; and
•	A positive operating cash flow variance from higher cash receipts from product sales and royalties of $1.3 million.
During the nine months ended September 30, 2011, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $21.7 million, and proceeds from the collection of the mortgage receivable of $2.0 million, offset by capital expenditures of $2.0 million.

For the nine months ended September 30, 2011, cash flows used in financing activities consisted primarily of common shares repurchased for $14.6 million, including share repurchase costs, offset by $1.8 million received for the issuance of common shares related to the exercise of stock options.
Interest and Foreign Exchange Rates
We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2011, we had $204.0 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of 17 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at September 30, 2011, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.
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
At September 30, 2011, we had no outstanding forward foreign currency contracts.
Contractual Obligations
Our material contractual obligations as of September 30, 2011 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space, office equipment and vehicles. Details of these contractual obligations are described in our 2010 Annual Report.
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
Outstanding Share Data
As of November 1, 2011, there were 49,363,310 common shares issued and outstanding for a total of $462.4 million in share capital. As of November 1, 2011, we had 6,339,065 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 4,302,085 were exercisable) at a weighted average exercise price of CAD $5.57 per share. Each stock option is exercisable for one common share.
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
The following factors, among others, including those described under Item 1A. Risk Factors in this Report and Item 1A. Risk Factors in our 2010 Annual Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:
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

Financial guidance for 2011 is contained in our press release issued on November 3, 2011 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and is not incorporated by reference herein.

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
No change was made to our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

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
In connection with Visudyne, we face significant competition from Lucentis®, an anti-VEGF antibody approved for the treatment of neovascular wet AMD, and diluted Avastin® (bevacizumab), which is also used off-label extensively by physicians to treat wet AMD. In addition, we are aware of other competitive therapies for wet AMD under development. For instance, in April 2011, the FDA granted priority review for Regeneron Pharmaceuticals, Inc.’s Biologics License Application (BLA) for VEGF Trap-Eye for the treatment of neovascular wet AMD. The FDA review deadline for this product is November 18, 2011, which means that, if approved, the VEGF Trap-Eye could launch as early as the fourth quarter of 2011. In addition, EpiRad90™, a product under development by NeoVista Inc., has been CE marked in the EU for marketing and is in Phase III clinical trials in the U.S. for the treatment of wet AMD. Further, one of our Visudyne competitors is also our collaborator. Novartis, which, pursuant to the Amended PDT Agreement, has the marketing and sales rights to our Visudyne product outside of the U.S., also has rights to market Lucentis® outside of the U.S.
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
We may determine that certain product candidates or programs do not have sufficient potential to warrant the continued allocation of resources to them. Accordingly, we may elect to terminate or modify one or more of our programs, which could include changing our clinical or business model for further development, including by attempting to extract or monetize value from the program by either selling, out-licensing or potentially partnering part or all of the program. If we terminate and seek to monetize part or all of a program in which we have invested significant resources, or we modify a program and expend further resources on it, and subsequently fail to achieve our intended goals, our prospects may suffer, as we will have expended resources on a program that may not provide a suitable return, if any, on our investment and we may have missed the opportunity to allocate those resources to potentially more productive uses. In addition, in the event of a termination of a product candidate or program, we may incur significant expenses and costs, including separation costs, associated with the termination of the program, which could adversely affect our financial condition or results of operations.
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

The FDA and EMA have granted QLT091001 orphan drug designations for the treatment of LCA and RP, which gives us seven years and 10 years, respectively, of market exclusivity for the use of QLT091001 for the treatment of LCA and RP from the date that QLT091001 is approved, if it is approved. However, this market exclusivity does not pertain to indications outside of the scope of our patents, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications.
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
On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to 3.6 million of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12 month period commencing December 16, 2010 under a normal course issuer bid. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. The actual number of common shares which are purchased and the timing of such purchases are determined by management, subject to compliance with applicable law. All common shares repurchased will be cancelled. In accordance with TSX rules, daily purchases made by us on the TSX will not exceed 3,604 common shares (25% of our average daily trading volume of 14,414 common shares on the TSX for the six completed calendar months prior to TSX approval of the normal course issue bid) subject to certain prescribed exemptions. Rule 10b-18 of the U.S. Securities Exchange Act of 1934, as amended, contains similar restrictions on daily purchases that may be made by us on the NASDAQ based on 25% of the average daily trading volume of our common shares on NASDAQ for the most recently completed four calendar weeks on a rolling basis, subject to certain exemptions for block purchases. The price that we will pay for any such shares will be the market price on the TSX or the NASDAQ, as the case may be, at the time of acquisition. Since initiating this normal course issuer bid, to November 3, 2011, we have repurchased through the facilities of the NASDAQ, and immediately cancelled, an aggregate 2,191,817 common shares at an average price of $7.02 per share, for a total cost of $15.4 million. Shareholders may obtain a copy of our TSX Form 12 — Notice of Intention to Make a Normal Course Issuer Bid, without charge, by request directed to the attention of our Secretary, at our offices located at 887 Great Northern Way, Suite 101, Vancouver, B.C., Canada V5T 4T5.

The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended September 30, 2011:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number of	Average	Part of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share	Programs	Programs
July 1, 2011 through July 31, 2011	—	—	—	2,052,913

August 1, 2011 through August 31, 2011	82,300	$7.19	82,300	1,970,613

September 1, 2011 through September 30, 2011	547,145	$7.14	547,145	1,423,468

Total	629,445	$7.15	629,445	1,423,468

ITEM 6.	EXHIBITS
The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)
Date: November 3, 2011	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Cameron R. Nelson
Cameron R. Nelson
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.