Form 10-K
period 2011-12-31
QLT INC/BC
filed 2012-02-23
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17082

QLT Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101—887 Great Northern Way, Vancouver, B.C., Canada	V5T 4T5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (604) 707-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes   ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes  ☐    No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 30, 2011, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $7.21, as reported on the NASDAQ Stock Market) was approximately U.S. $251,991,396.

As of February 17, 2012 the registrant had 48,954,680 outstanding common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2011) for its annual meeting to be held on May 24, 2012, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Note regarding references to QLT

Throughout this Annual Report on Form 10-K (this “Report”), the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and our wholly owned subsidiaries, QLT Plug Delivery, Inc., QLT Therapeutics, Inc. and QLT Ophthalmics, Inc., unless stated otherwise.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007

High	$1.0605	$1.0776	$1.2995	$1.2971	$1.1852
Low	0.9448	0.9960	1.0289	0.9717	0.9168
Average	0.9887	1.0298	1.1412	1.0660	1.0734
Period End	1.0168	1.0009	1.0461	1.2240	0.9881

Note regarding Trademarks

The following words used in this Report are trademarks:

•	Aczone® is a registered trademark of Allergan, Inc.

•	Atrigel® is a registered trademark of TOLMAR Therapeutics, Inc.

•	Avastin® is a registered trademark of Genentech, Inc.

•	Eligard® is a registered trademark of Sanofi S.A.

•	Eylea® is a registered trademark of Regeneron Pharmaceuticals Inc.

•	Lucentis® is a registered trademark of Genentech, Inc.

•	Patanol® is a registered trademark of Alcon Research, Ltd.

•	Visudyne® is a registered trademark of Novartis AG

•	Xalatan® is a registered trademark of Pfizer Health AB

Any words used in this Report that are trademarks but are not referred to above are the property of their respective owners.

QLT INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2011

PART I

Item 1. BUSINESS

Overview

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. We are focused on developing our synthetic retinoid program for the treatment of certain inherited retinal diseases, developing our proprietary punctal plug drug delivery system, as well as U.S. marketing of our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”).

Products, Revenues and Other Sources of Funds

We have one commercial product, Visudyne, which utilizes light-activated photodynamic therapy (“PDT”) to treat the eye disease known as wet AMD, the leading cause of blindness in people over the age of 50 in North America and Europe. Visudyne is also used for the treatment of subfoveal choroidal neovascularization (“CNV”) secondary to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis Pharma AG (“Novartis”) and is marketed and sold in over 80 countries worldwide. Total revenue from the sale of Visudyne for each of the fiscal years ended December 31, 2011, 2010 and 2009 was $42.2 million, $44.7 million and $42.1 million, respectively.

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

On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”), for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of December 31, 2011, we had received an aggregate $86.1 million of contingent consideration. See Eligard® Contingent Consideration below.

Research and Development

Our current research and development efforts are focused on:

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently conducting Phase Ib clinical proof-of-concept studies of QLT091001, a synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). In May 2011, we announced positive preliminary results from the analysis of data from 12 of the 14 LCA subjects. The preliminary results for the full cohort of 14 LCA subjects and updated longer term visual function data on previously reported LCA subjects were presented in October 2011 at the 2011 American Academy of Ophthalmology (AAO) annual meeting. We continue to monitor and analyze LCA subject follow-up and have initiated retreatment in subjects, as needed, in a retreatment study. We are also continuing our dialogue with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), with respect to the design and protocol requirements for a potential pivotal trial for this indication in 2012. Target enrolment in the RP cohort is now completed, with 17 subjects treated to date at investigator sites in Canada, the U.S. and Europe. We expect to report preliminary endpoint data from the RP cohort in the first quarter of 2012.

QLT091001 has received orphan drug designations for the treatment of LCA and RP by the EMA, and for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes by the FDA. The drug has also been granted two Fast Track designations by the FDA for the treatment of the LRAT and RPE65 genetic mutations in both LCA and RP. On May 31, 2011, the United States Patent and Trademark Office issued a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 27, 2027, including the period of Patent Term Adjustment. See Our Products in Development - QLT091001 - Synthetic Retinoid Program below.

Punctal Plug Drug Delivery System for the treatment of Glaucoma. We are developing a minimally invasive, proprietary punctal plug drug delivery system with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. Our first product candidate is targeting the treatment of glaucoma and ocular hypertension through the sustained delivery of latanoprost in our punctal plug delivery system (“L-PPDS”). On August 29, 2011, we announced positive data from our Phase II clinical study on the safety and efficacy of the L-PPDS in subjects with glaucoma and ocular hypertension after four weeks of treatment with the L-PPDS. The trial featured simultaneous placement of latanoprost-eluting punctal plugs in both the upper and lower puncta for delivery of a daily drug load with a goal of enabling a 5 mmHg or greater reduction in intraocular pressure. We recently initiated two additional Phase II L-PPDS clinical trials to further evaluate the safety, efficacy and duration of effect of the L-PPDS, including assessment of the effect of tearing, latanoprost dosage and the single versus double plug approaches. We are also conducting a separate device study in volunteers to further study the longer term handling, comfort and retention of upper and lower punctal plug iterations. If the dosing and device-only clinical trials are successful, our goal is to commence Phase III clinical development activities for the L-PPDS in 2013.

We believe this platform technology may be suited for delivery of other types of molecules to the tear film of the eye in order to treat anterior segment diseases of the eye. This could include other medications for glaucoma, or other diseases or conditions of the eye including allergy, dry eye and ocular inflammation. Further development work in this program is ongoing with formulation development work underway for new product candidates in the glaucoma and anti-inflammatory areas. See Our Products in Development - Punctal Plug Drug Delivery System below.

Business Strategy

Our goal is to build a leading ocular-focused biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. We believe our strong cash position, the revenue we generate from sales of Visudyne in the U.S. from our direct sales efforts, the royalties we collect from Novartis from the sale of Visudyne outside the U.S. and the future contingent consideration payable to us from the commercial sale of Eligard in the U.S., Canada and Europe will help enable us to meet our goals. We intend to use these funds and our current cash to fund our research and development efforts, and to build our development pipeline through our pursuit of strategic acquisitions or in-licensing opportunities in the ocular field. We will also seek to drive growth in U.S. sales of Visudyne and, in the future, sales of our products now in development, by continuing to invest in our commercial sales force. Our growth will depend on the success of our research and development efforts, our ability to leverage our clinical expertise and U.S. sales and marketing infrastructure, our ability to acquire and develop future product opportunities, the strength of our commercial product, Visudyne, and the liquidity provided by the contingent consideration earned from Eligard sales.

Securities Transactions

During the 12 month period commencing December 16, 2010 and ended December 15, 2011, pursuant to a normal course issuer bid, we repurchased through the facilities of the NASDAQ Stock Market (“NASDAQ”), and immediately cancelled, an aggregate 2.7 million of our issued and outstanding common shares at an average price of $6.99 per share, for a total cost of $18.9 million. See Note 12 - Share Capital in Notes to the Consolidated Financial Statements.

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

On October 1, 2009, we divested the Eligard line of products as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010, and we are entitled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with Astellas (formerly with MediGene), for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of December 31, 2011, we had received an aggregate $86.1 million of contingent consideration and had up to $113.9 million remaining to be received. While we expect to receive the full amount of contingent consideration in the next three to four years, our continued receipt of contingent consideration under the stock purchase agreement is dependent upon sales of Eligard by Sanofi and Astellas, which could vary significantly due to competition, manufacturing difficulties and other factors. See Item 1A. Risk Factors.

Visudyne® - Our Approved Product

Visudyne is a photosensitizer that we co-developed with Novartis for the treatment of subfoveal CNV due to wet AMD, the leading cause of blindness in people over the age of 50 in North America and Europe. Since its commercialization, Visudyne has been used in more than two million treatments worldwide. For the year ended December 31, 2011, Visudyne worldwide net sales were $90.3 million, which included $21.0 million in U.S. sales. Sales of Visudyne in 2011 resulted in $28.4 million of net product revenue and $13.9 million of royalties from Novartis. See Commercialization Rights and Revenue below.

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

Wet AMD

Wet AMD is an eye disease characterized by the growth of abnormal blood vessels under the macula, which is the central part of the retina. These abnormal vessels often leak blood and fluid, raising the macula from its normal position in the eye and, over time, causing photoreceptor damage, the formation of scar tissue and a loss of central vision. Although the progression of the disease varies by patient, without treatment, the majority of patients with wet AMD become legally blind in the affected eye within approximately two years following the onset of the disease. According to the 2010 Report on the Retina Pharmaceuticals Market, there are approximately 18 million wet AMD patients worldwide, with approximately 1.4 million patients in the U.S., 3.0 million patients in Europe and, in the aggregate, 5.2 million patients in Japan and China.

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

Occult CNV in AMD. Visudyne has been approved for the occult form of CNV in over 29 countries, including Japan, Australia, New Zealand and Switzerland. Visudyne was previously approved in the EU for the occult form of CNV. However, in April 2007, after reviewing the results of a second confirmatory Visudyne occult study, the Committee for Human Medicinal Products (“CHMP”) recommended to the European Commission (“EC”) that the indication be removed in the EU. In June 2007, the EC adopted the CHMP recommendation.

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

Commercialization Rights and Revenue

In 1994, we entered into the PDT Product Development, Manufacturing and Distribution Agreement (“PDT Agreement”) with Novartis for the worldwide development and commercialization of PDT products, including Visudyne, for eye diseases. Under the PDT Agreement, we manufactured and supplied Visudyne and Novartis was responsible for worldwide marketing and distribution. We and Novartis shared the net revenues from product sales after deductions for marketing costs and manufacturing costs (including any third-party royalties), all calculated according to a formula set out in our agreement.

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

Under the Amended PDT Agreement, we received exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. and retain all end-user revenue derived from U.S. sales. Novartis has retained distribution, sales and marketing rights to Visudyne for ophthalmic use outside the U.S. and pays us a royalty of 20% of net sales outside the U.S. until December 31, 2014, and thereafter will pay us 16% of net sales, until the expiry of the Amended PDT Agreement on December 31, 2019. We continue to manufacture and supply Visudyne exclusively to Novartis for sales outside the U.S. at a pre-specified price pursuant to a manufacturing and supply agreement with Novartis also expiring on December 31, 2019.

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

Novartis may terminate the Amended PDT Agreement for convenience in its entirety or on a country-by-country basis on 12 months prior written notice. In the event Novartis terminates the Amended PDT Agreement or either party ceases to commercialize Visudyne in their respective territories (and in the case of Novartis in any country in its territory), the other party will have the exclusive right, at its option, to commercialize Visudyne in that country or territory, as the case may be. Under the terms of the Amended PDT Agreement, QLT and Novartis indemnify each other in connection with certain matters relating to each party’s respective contractual obligations.

Our Products in Development

We commit significant resources to research and development opportunities in the field of ophthalmology. The following table sets forth our clinical development programs:

Product/Indication	Status/Development Stage

QLT091001

Leber Congenital Amaurosis (LCA) and Retinitis Pigmentosa (RP)

Phase Ib proof-of-concept studies ongoing:

•        LCA cohort treatment completed; follow-up ongoing. LCA retreatment study initiated.

•        RP cohort target enrolment and treatment completed. RP retreatment study initiated.

Latanoprost Punctal Plug Drug Delivery System (L-PPDS)

Glaucoma and Ocular Hypertension	Phase II clinical study completed in August 2011. Two Phase II clinical studies initiated in December 2011.

Olopatadine Punctal Plug Drug Delivery System (O-PPDS)

Allergic Conjunctivitis	Phase II proof-of-principle study completed in February 2011 demonstrating inconclusive data. Development has been suspended.

QLT091001 - Synthetic Retinoid Program

We are developing QLT091001, a synthetic retinoid compound for the potential treatment of certain inherited retinal degenerative diseases.

Under the terms of a co-development agreement we entered into with Retinagenix LLC (“Retinagenix”) in April 2006, we obtained an exclusive, worldwide license and sub-license under certain intellectual property rights owned or controlled by Retinagenix related to the synthetic retinoid compound under development, and are responsible for using commercially reasonable and diligent efforts to develop and commercialize in certain major markets and other markets as we reasonably determine, one or more products covered by the licensed rights or developed using such licensed rights for use in diagnosing, treating or preventing certain human diseases and conditions. We are also responsible for committing certain annual funding to support research and development of such products.

Milestone and Royalty Obligations; Term

Pursuant to the co-development agreement, Retinagenix is eligible to receive, in the case of the first target indication for such products, $1.0 million upon initiation of the first pivotal trial and up to a total of an additional $11.5 million upon the achievement of other specified development or regulatory milestones and, for each of up to two additional indications, up to a total of $9.0 million upon achievement of specified development or regulatory milestones. If we commercialize such products, we will also pay Retinagenix royalties of between 4% and 6% of net sales, subject to reduction under certain specified circumstances. Retinagenix is also eligible to receive up to a total of $15.0 million upon achievement of specified cumulative sales milestones for such products. The term of our co-development agreement with Retinagenix expires on the later of the expiration of 10 years after first commercial sale of licensed products, or the expiration, lapse or abandonment of all licensed patents. Retinagenix can terminate the agreement earlier if we fail in any material respect to meet our diligence requirements, and we may terminate the agreement for convenience. Each party may terminate the agreement for uncured material breach by the other party.

Initial Target Indications

Leber Congenital Amaurosis and Retinitis Pigmentosa. LCA and RP are inherited, progressive, retinal degenerative diseases that arise from genetic mutations of enzymes or proteins required in the biochemistry of vision. LCA is characterized by abnormalities such as roving eye movements and sensitivity to light, and manifests in severe vision loss from birth. Both rod and cone photoreceptors are affected in LCA. Eye examinations of infants with LCA reveal normal appearing retinas; however, low level of retinal activity, measured by electroretinography, indicates very little visual function. RP is a set of hereditary retinal diseases demonstrating clinical features similar to LCA. RP is also characterized by degeneration of rod and cone photoreceptors, but it presents with a more variable loss of vision in late childhood to adulthood. Deficits in dark adaptation and peripheral vision are particular hallmarks of RP. LCA and RP diseases result from genetic mutations, including retinal pigment epithelium protein 65 (RPE65) or lecithin:retinol acyltransferase (LRAT), which result in an inadequate production of 11-cis-retinal, an essential component of the visual retinoid cycle. QLT091001 is a replacement therapy for 11-cis retinal.

QLT091001 has received orphan drug designations for the treatment of LCA and RP by the EMA, and for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes by the FDA. These designations provide market exclusivity in the applicable jurisdiction after a product is approved for 10 years in the EU and seven years in the U.S., respectively. Orphan drug designation in the EU can also provide an additional two years of market exclusivity for pediatric orphan drug designated drug products. QLT091001 has also been granted two Fast Track designations by the FDA for the treatment of the LRAT and RPE65 genetic mutations in both LCA and RP. The FDA’s Fast Track is a process designed to facilitate the development and expedite the review of drugs that are intended for the treatment of serious diseases and fill an unmet medical need. See Government Regulation - Orphan Drug Regulation and Government Regulation - Fast Track Designations below.

Current Treatment. There are no FDA or EMA approved therapeutic treatments for LCA or RP.

Potential Patient Populations. Given the very low prevalence in these ultra-orphan drug indications, there is limited epidemiological data available to determine definitively the potential patient population for treatment with QLT091001. According to current epidemiological estimates, LCA affects approximately one in 81,000 newborns worldwide, of which approximately 10% carry the inherited deficiencies of either RPE65 or LRAT. Based on market research, we estimate the treatment-eligible LCA patient population for QLT091001 at 1,000 to 2,000 patients worldwide. RP is currently estimated to affect at least 300,000 individuals worldwide, of which approximately 20% - 30% are autosomal recessive (arRP). It is currently estimated that less than 3% of autosomal recessive RP patients carry the inherited deficiencies of either RPE65 or LRAT. Thus, the potential treatment eligible RP patient population for QLT091001 is currently estimated to be 2,000 to 3,000 patients worldwide.

LCA and RP Phase Ib Study. We are nearing completion of the post-treatment follow-up phase of an ongoing Phase Ib open-label clinical proof-of-concept trial to evaluate the safety profile and effects of a single seven-day course of treatment with QLT091001 on various parameters of retinal function and quality of life in patients with LCA and RP due to inherited deficiency of RPE65 or LRAT. In the study, LCA and RP subjects received daily oral doses of QLT091001 for seven days with post-treatment follow-up at regular intervals for as long as visual function or subjective improvements are observed or until the patient is enrolled in a retreatment protocol.

The study evaluated changes in several visual function parameters, including best-corrected visual acuity (“VA”) and visual field (“VF”) over the duration of the treatment and post-treatment follow-up. Visual acuity measures the acuteness or clearness of an individual’s central vision, expressed in the study as number of letters or number of lines read on a visual acuity eye chart. Visual field measures an individual’s entire scope or width of (central + peripheral) vision, expressed in the study as retinal areas. Peripheral vision is important in day-to-day mobility, whereas central vision reflects the ability to read and do fine vision work. Various medical conditions such as LCA, RP and glaucoma are characterized by debilitating loss of visual field.

LCA Cohort Results. 14 LCA subjects, aged six to 38 years (nine pediatric, five adult) with either LRAT (seven subjects) or RPE65 (seven subjects) mutations were administered QLT091001 for seven days at a single investigator center at the Montreal Children’s Hospital in Montreal, Canada. Twelve subjects received a dose of 40 mg/m2/day, while two subjects received a lower dose of 10 mg/m2/day. The subjects had baseline visual acuities across a range of vision categories from “Near Blindness” to “Near Normal,” including one subject with visual acuity in only the Hand Motion category, and no detectable visual field. Visual acuity categorization was based on ICD-9-CM criteria (International Classification of Diseases, 9th Revision – Clinical Modification). In May 2011, we announced positive preliminary results from the analysis of data from 12 of the 14 LCA subjects. The full 14 subject LCA cohort was presented in October 2011 at the 2011 American Academy of Ophthalmology (AAO) annual meeting. The study demonstrated that treatment with QLT091001 resulted in rapid, clinically meaningful improvement in either or both VA and VF in eight of the 14 subjects. The preliminary results from the LCA study are described below.

Of the 14 LCA subjects treated in the study, data from 13 subjects were included in a multi-level mixed effects model to assess effects on VF. One subject did not have detectable fields at baseline and, therefore, no data were available for analysis. After treatment with QLT091001, improvement in VF was as follows:

•

average increases in VF from baseline across 9 days – 13 months of follow-up were: 2 - 10% for larger baseline retinal areas (near normal fields); and 30 - 38% for smaller baseline retinal areas (abnormal fields);

•	six subjects in a longer term cohort across 9 – 13 months of follow-up demonstrated increases in VF ranging between 40 - 50% from baseline; and

•	VF’s that had a mid-range size at baseline, reflecting a medium stage of VF loss, demonstrated clinically meaningful improvements in retinal area of 27 - 180% from baseline, averaged across time.

Of the 14 LCA subjects treated in the study, 11 subjects (40 mg/m2/day) could be tested for VA improvement (excludes subjects unable to read a vision chart). Of these 11 subjects, five subjects showed notable improvements in VA as follows:

•	two subjects showed a sustained improvement after treatment (up to six and 14 months, respectively) of 3 - 6 lines of vision or 15 - 30 letters;

•	two subjects showed a 1 - 2 line or 5 - 10 letters improvement; and

•	one subject who was initially unable to read the vision chart (“off-chart”) at baseline was able to read “on-chart” of several (1 -5) letters after nine days post-treatment.

The responses were maintained up to 12 months in three of these five subjects.

During the post-treatment follow-up period, four subjects (40 mg/m2/day) showed an upward change in ICD-9-CM VA vision categories from the “Near Blindness” or “Severe Low Vision” categories towards the “Moderate Low Vision” and “Near Normal” vision categories. A number of subjects (10 of 14 subjects) also reported subjective improvements in activities of daily living, including dark adaptation and the ability to see in low-light environments.

The study treatment was well-tolerated, with mild to moderate adverse events observed, including transient headache and photophobia, a reversible increase in triglyceride levels, and decrease in high density lipoprotein (HDL). Further analyses of additional anatomic (OCT, optical coherence tomography) and retinal sensitivity (ERG, electroretinograms) tests are ongoing to further understand the potential impacts of treatment with QLT091001, and the optimal baseline characteristics of responders for further study purposes. The database for this study remains open and results are preliminary until all analysis and longer-term follow-up for subjects are completed.

We continue to monitor LCA subject follow-up and have begun retreatment of the LCA subjects, as needed. Discussions with the FDA and the EMA concerning the design and protocol requirements for the initiation of a potential pivotal trial of QLT091001 for the treatment of LCA in 2012 are ongoing.

RP Cohort Enrolment. In the second and third quarters of 2011, we received clearance from the FDA for our Investigational New Drug Application (“IND”), and also clearances from the U.K. Medicines and Healthcare Products Regulatory Agency, the Centrale Commissie Mensgebonden Onderzoek (CCMO) (The Netherlands) and the Federal Institute for Drugs and Medical Devices (Germany) for our Clinical Trial Applications, allowing us to proceed with the expansion of investigator sites in the U.S., U.K., The Netherlands and Germany. Target enrolment in the RP cohort is now completed, with 17 subjects treated at investigator sites in Canada, the U.S. and Europe. We expect to report preliminary endpoint data from the RP patient cohort in the first quarter of 2012.

Retreatment and Safety/Dosing Studies. We have initiated two separate retreatment studies in LCA and RP subjects, respectively, to provide retreatment for subjects treated in the initial Phase Ib open-label study, to examine the safety, efficacy and tolerability of repeat dosing cycles of QLT091001 administered over seven days. Pre-clinical and clinical studies are also ongoing to further evaluate the safety and tolerability of QLT091001. Data from an ongoing clinical safety study in healthy volunteers to test intermittent, multiple oral dosing cycles of QLT091001 are expected in 2012.

Punctal Plug Drug Delivery System

Our proprietary punctal plug drug delivery technology is a minimally invasive drug delivery system we are developing with the goal of delivering a variety of drugs to the eye through controlled sustained release to the tear film. The platform technology builds upon a well-known ocular device, punctal plugs, which are placed in the tear duct, or punctum, of the eye in a relatively simple and minimally invasive office procedure routinely performed by an ophthalmologist or optometrist. Punctal plugs have been traditionally used to block the drainage of tears in patients with dry eye syndrome. Our goal is to develop a drug delivery system comprising a proprietary punctal plug designed to be retained for the desired treatment duration and a proprietary drug delivery core that can be tailored to deliver a wide range of therapeutic agents over different time periods.

We believe this drug delivery platform has the potential to address a broad range of ocular diseases that are currently being treated with eye drops, including glaucoma, allergy, dry eye and ocular inflammation. Our development efforts are currently focused on the Phase II clinical development of our first drug and target indication, latanoprost for the treatment of glaucoma and ocular hypertension. We are also conducting pre-clinical formulation development work for new product candidates in the glaucoma and anti-inflammatory areas.

Current therapies using eye drops typically require high drug doses due to the relatively inefficient method of drug delivery. The periodic dosing of an eye drop results in pulsatory dosing, meaning the drug concentration peaks in the eye shortly after administration and then diminishes with time until it is restored with administration of the next eye drop. Delivery of therapeutics via the punctal plug delivery system could result in lower and more stable drug dosing over a sustained period of time which, if achieved, could be a desirable alternative to daily treatment with eye drops.

Milestone and Royalty Obligations

We acquired the punctal plug drug delivery technology as a result of the acquisition of ForSight Newco II, Inc. (“ForSight”) by our U.S. subsidiary, 3088923, Inc., pursuant to the terms of a merger agreement dated October 8, 2007. Under the terms of the merger agreement, we have agreed to use commercially reasonable efforts to develop and commercialize in certain major markets a specified number of punctal plug products claimed under the patents we acquired in the ForSight acquisition and from which pharmaceutical preparations are delivered to the eye. We have also agreed to pay the former ForSight stockholders royalties equal to 10% of net sales of such products made by us or our licensees, subject to reduction under certain specified conditions. The total amount of royalties payable by us are capped on a product by product basis at certain specified aggregate amounts. In addition, if we grant licenses to unaffiliated third parties with respect to the intellectual property acquired as part of the acquisition of ForSight for punctal plug products, we have agreed to pay the former ForSight stockholders 10% of any payments received from such third parties in consideration for such license in the form of up-front fees, maintenance fees, milestone payments and similar fees or payments, and a specified percentage of any amounts recovered in any action to enforce the licensed patents. Also, to the extent we develop and commercialize such products, we have agreed to pay the former ForSight stockholders $5.0 million upon initiation of the first Phase III pivotal clinical trial for a punctal plug product that delivers latanoprost, and $20.0 million upon the first commercial sale in the United States of a first punctal plug product that delivers latanoprost that meets certain clinical or regulatory criteria. The former ForSight stockholders are also eligible to receive $20.0 million upon the first commercial sale of the first additional punctal plug product covered by ForSight’s intellectual property rights and $15.0 million upon the first commercial sale of each additional punctal plug product covered by ForSight’s intellectual property rights thereafter.

Initial Drug and Target Indication (L-PPDS)

Latanoprost for Glaucoma and Ocular Hypertension. The first indication we are pursuing for our drug delivery system is the treatment of glaucoma and ocular hypertension by the sustained release of latanoprost, a prostaglandin analog. Glaucoma is a disease of the optic nerve involving a progressive loss of retinal ganglion cells that is often associated with elevated intraocular pressure (“IOP”) that results in a reduced or diminished visual field over time. Latanoprost has been previously approved by the FDA for reducing IOP in patients with glaucoma or ocular hypertension. If successful, our punctal plug drug delivery system, when inserted into the punctum in the eye and retained for the desired treatment duration, will release a relatively steady stream of latanoprost into the tear film.

Current Treatment and Patient Compliance. Over 90% of glaucoma patients requiring treatment are treated with topical medications, such as eye drops, four to six percent receive surgery and, on average, each diagnosed patient has multiple visits to his or her eye physician each year. Due to the chronic, progressive nature of the disease, compliance with topical eye drop medications in glaucoma patients is crucial for effective management of the disease. Compliance with existing glaucoma medications is generally acknowledged to be low, with approximately half of treated patients in the U.S. not refilling their prescription after the first six months of therapy. Patient non-compliance can be due to a number of factors, including the asymptomatic nature of the disease and the difficulties patients face in proper administration of, and adherence to prescribed dosing of, the eye drops. Patient non-compliance is a major obstacle in glaucoma treatment, and can lead to progression of disease and irreversible loss of vision.

Potential Market. Glaucoma is a chronic, life-long disease that affects approximately 2.7 million individuals in the U.S. and approximately 60 - 80 million individuals worldwide. According to the Glaucoma Research Foundation, glaucoma is the second leading cause of blindness in the Western World. In 2010, IMS Health estimated that sales in major markets for topical glaucoma treatments, including eye drops, aggregated approximately $4.6 billion annually (including a $2.0 billion U.S. market), despite the poor compliance associated with the current eye drop therapies. Prostaglandin analogs, such as latanoprost, represent the largest segment of the prescribed glaucoma medication market. In the U.S., latanoprost is marketed under the trade name Xalatan® and other generic brand names. Starting in the first quarter of 2011, patent protection on Xalatan expired in the U.S. and certain other major markets, which has led to generic products entering these markets. The generic competition has led to reduced prices of latanoprost in the U.S. and may reduce the market size (in dollars) for topical glaucoma treatments in the U.S. and other countries.

Latanoprost Punctal Plug Drug Delivery System (L-PPDS). Our goal is to develop a punctal plug drug delivery system that provides an effective, convenient and reliable treatment alternative to eye drops for glaucoma patients that could ultimately improve patient compliance with their medication and hence the long-term outcome for their disease. In addition to development of the L-PPDS, ancillary development activities are ongoing to optimize the final L-PPDS product, including development of an insertion tool to simplify the in-office insertion procedure for ophthalmologists and optometrists and a simple home-use detection system that would allow patients to confirm the presence of the punctal plugs between office visits. We believe that, if successful, the application of latanoprost using the punctal plug drug delivery system could potentially replace, in whole or in part, existing eye drop therapies used in the treatment of glaucoma.

2011 L-PPDS Phase II Trial. In August 2011, we completed a Phase II multicenter study to investigate the safety and efficacy of the L-PPDS utilizing simultaneous placement of punctal plugs in the upper and lower puncta containing a combined total of 141 µg of latanoprost over a four week testing period in 95 (Intent to Treat (ITT)) subjects with open-angle glaucoma (“OAG”) or ocular hypertension (“OH”). The study utilized a later stage proprietary prototype punctal plug in the lower punctum and an early stage prototype modified commercially available punctal plug in the upper punctum. The overall drug development objective for this study was to determine if double plugging could generate a mean reduction in IOP of 5 mmHg or greater.

The primary endpoint in the Phase II study was the mean change in IOP from baseline (measured as mmHg) at two weeks. Secondary endpoints were the mean change in IOP from baseline at four weeks and mean percentage change in IOP from baseline at two weeks and four weeks. The mean IOP at baseline was 25.8 mmHg. After two weeks of L-PPDS treatment, IOP showed a statistically significant mean change from baseline of -6.2 mmHg (95% C.I. -6.8, -5.6) (n=70). At the end of two weeks, 73% of subjects showed an IOP reduction vs. baseline of 5 mmHg or greater and 51% of subjects showed a reduction of 6 mmHg or greater. The mean percentage change in IOP from baseline at two weeks was -24.3%, which was statistically significant (95% C.I. -26.7, -21.9).

After four weeks of L-PPDS treatment, IOP showed a statistically significant mean change from baseline of -5.7 mmHg (95% C.I. -6.5, -4.9) (n=53). At the end of four weeks, 60% of subjects showed an IOP reduction vs. baseline of 5 mmHg or greater and 47% of subjects showed a reduction of 6 mmHg or greater. The mean percentage change in IOP from baseline at four weeks was also statistically significant at -22.3% (95% C.I. -25.4, -19.2). Results reported in the earlier Phase II L-PPDS studies using different L-PPDS plug designs and doses (44 µg, 81 µg and 95 µg of latanoprost) in the lower punctum only did not achieve these levels of IOP reduction over a four week treatment period.

The L-PPDS was well tolerated over the testing period with adverse events (AEs) similar to those reported for commercial punctal plugs. The majority of AEs were ocular in nature, with tearing reported as the most frequent. No associated AEs were serious. As assessed by subjective scoring by study subjects, tearing was rated for L-PPDS treated eyes at week four as occasional - 22%, mild - 31%, or moderate - 32%. Few subjects experienced any discomfort related to the punctal plugs with most patients having either no awareness or mild awareness of the punctal plugs by week four (87% of eyes for L-PPDS subjects). A total of 42 subjects were not included in the ITT analysis at week four, with 34 of these due to losses of the early stage prototype upper plug, as expected. During the study, five subjects discontinued due to AEs, and three subjects discontinued for other reasons. All subjects were included in the safety analysis.

Current L-PPDS Phase II Clinical Trials. Following the positive four week data from the L-PPDS Phase II clinical trial, in December 2011, we initiated two additional Phase II clinical trials at multiple investigator sites in the U.S. to further evaluate the safety, efficacy and duration of effect of the L-PPDS. The studies are designed to address questions raised from the L-PPDS Phase II trial completed in 2011, including assessment of the effect of tearing, latanoprost dosage and the single versus double plug approaches, and to evaluate longer duration of sustained release. The study designs utilize variable plug placement (in either or both upper and lower punctum) of the L-PPDS containing different doses of latanoprost up to a total 190 µg of latanoprost over a 12-week period, and address two primary study objectives: (i) a reduction in baseline IOP greater than 5 mmHg at various time points between 30 and 90 days, and (ii) to determine the optimal plug placement for IOP lowering effects to optimize the design of next stage clinical trials. Enrolment in these trials is ongoing. Results and analysis from these trials are expected in the second half of 2012.

Second Drug and Target Indication (O-PPDS)

Olopatadine for Allergic Conjunctivitis. The second indication we pursued for treatment with our punctal plug drug delivery system was the treatment of allergic conjunctivitis through the sustained release of olopatadine, an antihistamine, into the tear film. Allergic conjunctivitis is an allergic response on the surface of the eye due to an immune reaction to allergy-causing substances such as pollen spores or pet dander.

O-PPDS Clinical Trial. On February 9, 2011 we announced the results of a randomized, placebo-controlled, double-masked Phase II proof-of-principle study investigating the short-term safety and efficacy of the O-PPDS in subjects with seasonal allergic conjunctivitis. The data demonstrated that there were no significant differences noted between the O-PPDS and placebo-PPDS subjects with respect to reduction in the signs and symptoms of allergic conjunctivitis with both cohorts showing similar improvements. Internal study controls of the olopatadine (Patanol®) versus placebo eye drop comparison also failed to show a difference. The equivocal results support the notion that the environmental exposure chamber (EEC) model utilized in the conduct of the trial was not sufficiently sensitive to adequately demonstrate the potential benefit of the O-PPDS in patients suffering from allergic conjunctivitis.

Current Development Status. Development work on the O-PPDS program was suspended in February 2011. We have no current plans to restart development work on this product candidate.

Punctal Plug Devices

We are developing proprietary punctal plug prototypes for the L-PPDS and other product candidates that are designed to be retained in the punctum for a desired treatment duration. The selection of an optimal final upper and/or lower punctal plug design for the L-PPDS will converge with the identification of a dose formulation and delivery system that, if successful in Phase II, would be taken into later-stage clinical trials. To date, we have studied the safety, tolerability, comfort, ease of handling and retention of numerous prototype plug designs in over 800 subjects. The objective of these studies is to identify a safe and comfortable punctal plug design for each of the upper and lower puncta that is easily administered and demonstrates an optimal 90% retention over 90 days. We continue to make progress towards this goal through ongoing clinical dosing studies and device-only studies.

Lower Punctal Plug Device Results. In 2011, the Phase II L-PPDS clinical trial in glaucoma demonstrated achievement of 95% retention at four weeks (53 subjects) utilizing a later stage proprietary punctal plug in the lower punctum. Data on safety, tolerability and comfort are described above.

Upper Punctal Plug Device Results. In 2011, we began testing proprietary prototype punctal plug designs for insertion in the upper punctum. The Phase II L-PPDS clinical trial utilized the first early stage prototype upper punctal plug which was based on a modified commercially available plug. This modified commercial plug achieved 45% retention at four weeks (53 subjects). Following these clinical trial results, in 2011 we conducted a short-term (four week) multicenter, device-only evaluation study on healthy volunteers to evaluate the safety, tolerability, comfort, ease of handling and insertion/removal, and retention of a new proprietary upper punctal plug. The data from this study to date demonstrated 81% retention at four weeks (27 eyes). Final analysis of data from this study is expected to be reported in 2012.

Current Punctal Plug Device Development. In conjunction with the ongoing Phase II L-PPDS trials in glaucoma, we are conducting a multicenter, device-only feasibility study to evaluate the safety, tolerability, comfort, tearing, ease of handling and insertion/removal, and retention of prototype upper and lower punctal plug designs in healthy volunteers with up to 12 weeks of follow-up. An investigational insertion tool and plug detector system will also be evaluated in this study.

Visudyne

In view of the importance of understanding the clinical significance of the use of Visudyne in combination with other therapies for the treatment of wet AMD, we and Novartis have separately conducted studies comparing the safety and efficacy of Visudyne in combination with an anti-VEGF drug either as bi-therapy (Visudyne plus an anti-VEGF) or triple therapy (Visudyne plus an anti-VEGF and a steroid) under the RADICAL and SUMMIT (consisting of the DENALI, MONT BLANC and EVEREST studies) clinical trial programs, respectively. The results of these studies were reported in 2009 and 2010.

From time to time, we may support investigator-sponsored studies that evaluate Visudyne alone or in combination with other products for the treatment of ocular diseases.

Manufacturing

We contract with qualified third parties to manufacture and supply Visudyne. We maintain internal quality control, quality assurance and regulatory affairs to oversee the activities of these third party manufacturers. Visudyne is currently manufactured in stages by several contract facilities located in the U.S., Europe and Japan. We have supply agreements with Nippon Fine Chemical Co., Ltd., JHP Pharmaceuticals, LLC (previously Parkedale Pharmaceuticals Co., Ltd.), Jubilant HollisterStier LLC (previously Hollister-Stier Laboratories LLC), and Axyntis S.A.S. (previously Orgapharm S.A.S.) for manufacturing activities in the commercial production of Visudyne. The key starting materials for the Visudyne manufacturing process are secured by long-term supply agreements or through inventory safety stocking. We believe that our current inventory of materials and outsourced manufacturing arrangements will allow us to meet our near and long-term manufacturing needs for Visudyne. Our manufacturing and supply agreements have terms expiring on various dates beginning in December 2012 and continuing through December 2016. We believe, but cannot assure, that we will be able to renew these agreements as they expire or will enter into arrangements with suitable alternate suppliers and manufacturers as needed. However, if we are not able to renew these agreements or find suitable replacements, our business may be harmed.

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

We also provide on-going education and scientific-based information to physicians at their request through Field Medical Scientists at our wholly-owned U.S. subsidiary, QLT Therapeutics, Inc.

Visudyne is sold in the U.S. by QOI to specialty wholesale distributors who then distribute the product directly to end-user customers. Our specialty wholesale distributors for Visudyne in the U.S. are ASD Specialty Healthcare, Inc. d/b/a Besse Medical (“Besse”) and Priority Healthcare Distribution, Inc. d/b/a CuraScript SD Specialty Distribution (“CuraScript”). The distribution agreement with Besse automatically renews each year on December 31st for successive one year periods unless either party provides notice that it does not intend to renew at least 120 days before the end of the current term. The distribution agreement with CuraScript has a term expiring on May 31, 2012. We believe that on expiry of these agreements we will be able to enter into further agreements with these or other parties for distribution of our product, however, in the event we are unable to do so on terms acceptable to us or at all, our business may be harmed.

Rest of World Distribution

Visudyne is marketed and sold outside the U.S. by Novartis. Under the Amended PDT Agreement and a manufacturing and supply agreement with Novartis, we manufacture Visudyne and supply the product at a pre-specified price exclusively to Novartis for distribution outside the U.S. Novartis also pays us a royalty on net sales of Visudyne outside the U.S. See Visudyne - Our Approved Product above.

Medical Lasers Required for Visudyne Therapy

Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We have historically relied on a limited number of third party medical device companies in the U.S., Europe, Japan and elsewhere to manufacture, sell and service the diode laser systems commercially approved for use in Visudyne therapy.

However, with the decline in Visudyne sales over the last several years due to the emergence of competing therapies, the commercial supply and technical support for laser light delivery devices has significantly declined, particularly in the U.S. where third party commercial operations supporting these laser devices has declined or been discontinued altogether, and the supply of laser devices has been depleted.

The expected lifecycle of the laser systems for Visudyne therapy is approximately five to 10 years, which is heavily dependent on the number of patients treated and normal maintenance and care. We believe the majority of the lasers currently on the market have reached or will in the coming years reach the end of their lifecycle and, therefore, we expect many of these lasers will need significant upgrades or will need to be replaced. If customers decide not to maintain their lasers or invest in a new laser, for example, due to the associated costs and/or the availability of other competitive therapies that do not require a medical device, or if demand for repair or replacement of lasers exceeds the commercial supply and maintenance available in the U.S., Europe or elsewhere, Visudyne sales will be materially adversely affected.

In an effort to provide direct support to the commercial supply of laser light delivery devices in the U.S., we have engaged third parties to assist in developing and manufacturing a QLT proprietary laser. If approved by the FDA for use in Visudyne therapy through the supplemental premarket approval (“PMA”) process, we anticipate this product could be available for marketing and sale by QOI as early as 2013. We also continue to evaluate other ways in which we can support the commercial supply and maintenance of laser light delivery devices in the U.S. because of Visudyne’s dependence on these products.

Financial Information about Segments and Geographic Areas

We operate in one segment and the geographic information required herein is contained in Note 18 - Segment Information in Notes to the Consolidated Financial Statements and is incorporated by reference herein.

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

Visudyne

Verteporfin - UBC License. Verteporfin, the active ingredient in Visudyne, is protected by granted patents in major markets. These patents are owned by the University of British Columbia (“UBC”) and exclusively licensed to us. We entered into a license agreement with UBC in 1988 that granted us a worldwide, exclusive, royalty-bearing license to know-how and patents relating to porphyrin derivatives, including verteporfin, with the right to sublicense. The license was amended and restated in December 2007 and terminates upon the expiration of all of the licensed patents. UBC has the right to terminate the license upon, among other things, our bankruptcy, winding up, liquidation or otherwise ceasing to carry on our business (other than a disposition of all or substantially all of our assets to another party), our material breach of the requirement to obtain and maintain insurance pursuant to the terms of the license, or our material default under or our failure to comply with a material term of the licence which is not remedied within 30 days.

Verteporfin Patent Rights. U.S. Patent No. 5,095,030, which covered verteporfin, expired on September 9, 2011. In Europe, verteporfin is covered by European Patent 0352076, for which we applied for and received an extension of patent term until July 18, 2014. In Japan, verteporfin is covered by JP 2137244, for which we applied for and received an extension of patent term until July 19, 2014.

Verteporfin lipid-based formulation. We own or exclusively license patents covering the Visudyne drug product relating to the lipid-based formulation of verteporfin. U.S. Patent No. 5,214,036, which was owned by UBC and exclusively licensed to us, expired on May 25, 2010. U.S. Patent No. 5,707,608 expires on August 2, 2015, with foreign equivalents expiring in 2016. U.S. Patent No. 6,074,666 expired on February 5, 2012, with foreign equivalents expiring in 2013. In addition to these patents, we own or license several patents and patent applications covering alternative formulations of verteporfin.

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

Punctal Plug Drug Delivery System

In connection with our acquisition of ForSight Newco II, Inc. (now named QLT Plug Delivery, Inc.) in October 2007, we acquired a number of patent applications covering different aspects of the punctal plug technology, including punctal plug designs and devices, methods of making punctal plugs and uses thereof for delivering therapeutic drugs to the eye for treating eye diseases, including glaucoma. Patents issuing from these patent applications will expire between 2024 and 2028, not including any possible patent term extensions that may be available. To further expand and strengthen our intellectual property portfolio, we have filed and continue to file additional patent applications on punctal plugs and devices, methods of manufacturing punctal plugs and uses thereof in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy.

QLT091001 - Synthetic Retinoid

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

On May 31, 2011, the United States Patent and Trademark Office issued a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 7, 2027, including the period of Patent Term Adjustment. The molecule in QLT091001 is not eligible for composition of matter protection per se, as it was previously known in the scientific community. To further expand and strengthen our intellectual property portfolio, we have filed and continue to file additional patent applications on synthetic retinoids, and uses thereof in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy. If QLT091001 is approved by the FDA and the EMA for marketing in the U.S. and EU, we plan to apply for any patent term extensions and regulatory exclusivities that are available to us under applicable law. See Government Regulation - Market Exclusivity and Government Regulation - Additional Regulatory Issues below.

In addition to any protection our patent portfolio may offer, QLT091001 has received orphan drug designations for the treatment of LCA and RP by the EMA, and for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes by the FDA. If a drug is ultimately approved as an orphan drug, it receives an extended period of market exclusivity, subject to certain limitations based on the jurisdiction. See Government Regulation - Orphan Drug Regulation below.

Other Patents, Trademarks and Proprietary Rights

In addition to patent protection, we also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas.

We require our collaborative licensees and potential business collaborators, investigators, employees and consultants who might have access to or be provided with proprietary information to sign confidentiality agreements.

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

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our collaborators, investigators, employees and consultants and other appropriate means, there can be no assurance these measures will effectively prevent disclosure of our proprietary information or that others will not develop independently or obtain access to the same or similar information or that our competitive position will not be affected adversely thereby.

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

Visudyne

In June 2006, Genentech, Inc. (“Genentech”) commercially launched Lucentis®, an anti-VEGF antibody, in the U.S. for the treatment of neovascular wet AMD. Novartis, Genentech’s marketing partner for Lucentis outside of the U.S., began marketing Lucentis in early 2007 in the EU and in early 2009 in Japan for the treatment of wet AMD. Although not approved for this use, Avastin® (bevacizumab) from Genentech is also being used off-label extensively by physicians for the treatment of wet AMD. Lucentis and Avastin have had a material negative impact on Visudyne sales and are expected to continue to be competitive with Visudyne as those products become available in other countries or are used off-label. For example, in January 2012, Lucentis was approved for marketing in China, one of the principal markets for Visudyne.

In addition, in November 2011, Regeneron Pharmaceuticals, Inc. commercially launched Eylea® (aflibercept injection), a VEGF binding protein also known as VEGF Trap-Eye, in the U.S. for the treatment of neovascular wet AMD. We are also aware of submissions for marketing authorization for Eylea in Europe and Japan and a Phase III clinical trial in China. In addition, we are aware of other competitive therapies for wet AMD that are currently in various stages of development. One of these therapies, EpiRad90™, is a product under development by NeoVista Inc., and has been CE marked in the EU for marketing and is in Phase III clinical trials in the U.S. for the treatment of wet AMD. EpiRad90 was recently reported to have failed to meet its primary endpoint in a large global clinical study. The impact of the results of this study on subsequent approvals and/or market penetration of EpiRad90 is not yet known. Further, one of our Visudyne competitors is also our collaborator. Novartis, which, pursuant to the Amended PDT Agreement, has the marketing and sales rights to our Visudyne product outside of the U.S., also has rights to market Lucentis® outside of the U.S.

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

FDA Regulation - Approval of Drug Products

Visudyne is regulated in the U.S. as a drug. Our other products in development will also be regulated as drugs or, in the case of our punctal plug drug delivery system, drug/device combination products, under U.S. law. The steps ordinarily required before a drug, or certain kinds of drug/device combination products, may be marketed in the U.S. include:

•	preclinical testing;

•	submission of an IND to the FDA, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its proposed intended use;

•	validation and approval of the manufacturing facilities and process;

•	submission of a new drug application (“NDA”) or abbreviated new drug application (“ANDA”) to the FDA; and

•	FDA approval of the application, including approval of all labelling.

The testing and approval process requires substantial time, effort and financial resources and we cannot be certain that any approvals of our product candidates will be granted on a timely basis, if at all.

Preclinical tests include evaluation of product chemistry and formulation as well as in vitro and animal studies to assess the potential safety and efficacy of the product. The results of preclinical testing are submitted as part of an IND to the FDA. A 30-day waiting period after the filing of each new IND is required prior to the commencement of clinical testing in humans. In addition, the FDA may, at any time during this 30-day period, or anytime thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization.

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

After successful completion of the required clinical testing, the results of preclinical studies and clinical studies, along with descriptions of the manufacturing process, proposed labelling and other relevant information, are submitted to the FDA as part of an NDA. Under the Prescription Drug User Fee Act, the FDA aims to review the NDA within 10 months if it is a standard application, or within six months if it is a priority review application. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or a “complete response letter” that identifies the deficiencies in the NDA that must be corrected in order to secure final FDA approval of the NDA. When, and if, those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. Approval may be conditioned on the sponsor’s agreement to undertake Phase IV post-approval studies to further assess the drug’s safety and effectiveness, or on the development of a Risk Evaluation and Mitigation Strategy (“REMS”) that limits the labeling, distribution or promotion of a drug product.

FDA Regulation - Clearance and Approval of Medical Devices

Visudyne requires a laser for light activation of the drug substance after injection. These lasers are classified as Class III devices and PMA applications must be filed for review with the FDA. A PMA application must demonstrate that the laser is safe and effective for the proposed use, and must be supported by extensive data, including data from preclinical studies and human clinical studies. A PMA must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing the device, and proposed labeling. The FDA has 180 days to review a complete PMA that has been accepted for filing, although the review more often occurs over a significantly longer period of time.

After FDA review and panel recommendation, the FDA may then issue an approval letter, an approvable letter, a not approvable letter or an order denying approval. Approval of a device may be conditioned on the sponsor’s agreement to conduct some form of post-market surveillance when necessary to protect the public health or provide additional safety and effectiveness data for the device. Once an approval letter is received, the holder of the approved PMA must submit annual reports and any PMA supplements for review and approval by the FDA before making any changes that affect the safety or effectiveness of the device. Due to the current lack of supply and commercial marketing of approved lasers for use with Visudyne, in particular in the U.S., we are developing a proprietary PDT laser for use with Visudyne. We plan to seek FDA approval for this device by submission through the PMA supplement process in the U.S.

FDA Regulation - Post-Approval Requirements

Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each U.S. drug and device-manufacturing establishment must be registered with the FDA. U.S. manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practices (“cGMPs”) if the facility manufactures drugs, and quality system regulations (“QSRs”) if the facility manufactures devices. In complying with cGMPs and QSRs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

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

EU Regulation - Approval of Medicinal Products

Visudyne is regulated in the EU as a medicinal product. Our other products in development will also be regulated as medicinal products in the EU. In the European Economic Area (“EEA”) (which comprises the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a marketing authorization (or “MA”). There are two types of marketing authorizations:

The Community MA, which is issued by the European Commission through the Centralised Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and which is valid throughout the entire territory of the EEA. The Centralised Procedure is compulsory for medicinal products that contain a new active substance and are indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases, as well as for orphan medicinal products and products developed through certain biotechnological processes. The Centralised Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation, or whose approval is in the interest of public health in the EU. In the Centralised Procedure applications are submitted directly to the EMA. The EMA’s CHMP then has 210 days (not including stop-clocks) to adopt an opinion on whether the medicine should be marketed or not. The CHMP’s opinion is then transmitted to the European Commission, which has the ultimate authority for granting the Community MA.

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralised Procedure. Where a product has already been authorized for marketing in a Member State of the EEA (the so-called Reference Member State), this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralised Procedure.

Under the Mutual Recognition Procedure, within 90 days of receipt of a valid application, the Reference Member State provides an updated assessment report together with the approved summary of product characteristics (“SPC”), labelling and package leaflet to the Member States where the applicant seeks recognition of its original MA (the Concerned Member States). After receipt of these documents, the Concerned Member States have another 90 days to recognise the decision of the Reference Member State and the approved SPC, package leaflet and labelling and grant a harmonised National MA. The Concerned Member States may, however, refuse to recognize the Reference Member State´s MA on grounds of a potential serious risk to public health, in which case the points of disagreement are referred to the Coordination Group for Mutual Recognition and Decentralised Procedures – Human (the “CMDh”). The CMDh will try to reach a consensus between the Reference Member State and the objecting Concerned Member States within 60 days, and if an agreement is not reached the matter will be referred to the EMA’s CHMP for arbitration.

Under the Decentralised Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report (a draft SPC), and a draft of the labelling and package leaflet, which are sent to the other Member States (i.e. the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labelling or packaging proposed by the Reference Member State, the product is subsequently granted a National MA in all the Member States (i.e., in the Reference Member State and the Concerned Member States). In case of disagreement, a procedure before the CMDh and/or the CHMP similar to the one described above must be followed.

Under all the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Further, under EU Regulation No. 1901/2006 on medicinal products for pediatric use, as amended, companies that wish to market their products in the EEA are required to submit the results of pediatric studies with their marketing authorization application. These studies must be undertaken in compliance with a pediatric investigation plan (“PIP”) that must be approved in advance by the EMA’s Pediatric Committee (“PDCO”). The obligation to provide the results of pediatric studies with the marketing authorization application can be waived for certain products or product classes if: (i) they are likely to be ineffective or unsafe in part or all of the pediatric population; (ii) the disease or condition for which they are intended occurs only in adult populations; or (iii) the specific product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If justified, applicants can obtain a deferral of the obligation to conduct pediatric studies until a time after the submission of the marketing authorization application, for instance, because it is appropriate to conduct studies in adults prior to initiating studies in children or when studies in children will take longer to conduct than studies in adults. A marketing authorization holder whose application incorporated the results of pediatric studies conducted in compliance with an approved PIP can be eligible for a six-month extension to the patent protection afforded to its product. This extended patent protection period does not apply to orphan medicinal products, which can benefit instead from a twelve-year period of marketing exclusivity.

Market Exclusivity

In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 (also known as the Hatch-Waxman Act) established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute generic drugs is obtained by filing an abbreviated new drug application, or ANDA with the FDA, which must demonstrate that the product is bioequivalent to the innovator drug, rather than independently demonstrating the safety and effectiveness of the product through the submission of preclinical and clinical data. Innovator drugs are protected from generic competition through patent exclusivity, and the holder of an NDA for an innovator drug may also be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an ANDA. If the innovator drug is a new chemical entity, the FDA may not accept an ANDA for a bioequivalent product for up to five years following approval of the NDA for the new chemical entity. If the innovator drug is not a new chemical entity but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for a bioequivalent product before expiration of three years. Additionally, a six-month period of market exclusivity may be added to existing patent and market exclusivity periods if the innovator drug is studied for pediatric indications.

In the EEA, Regulation (EC) No. 726/2004/EC and Directive 2001/83/EC (each as amended) have established a harmonized approach to data and marketing exclusivity (known as the 8 + 2 + 1 formula). The approach permits eight years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the EU and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological, and clinical data for a period of eight years. After eight years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period.

The 8 + 2 + 1 exclusivity scheme applies to products that have been authorized in the EU by either the EMA through the Centralized Procedure or the competent authorities of the Member States of the EEA (under the Decentralised, or Mutual Recognition procedures).

Orphan Drug Regulation

In the U.S., the Orphan Drug Act provides financial incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product that has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product or a market shortage occurs. The market exclusivity granted by the FDA would not, however, prevent other drug manufacturers from obtaining approval of the same compound for other indications, including another orphan indication, or the use of other types of drugs for the same orphan indication. The Orphan Drug Act also allows for other financial incentives to promote the development of these orphan designated drugs, including regulatory guidance, FDA fee reductions and tax credits related to the development expenses. Orphan drug designation generally does not confer any special or preferential treatment in the regulatory review process. Moreover, if a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Further, although obtaining orphan drug designation can be advantageous, there is no assurance that we will successfully develop or receive regulatory approval to market the product, nor can there be any assurance that we will be granted orphan drug designation for additional diseases or that orphan drug exclusivity will provide us with a material commercial advantage.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the U.S., including the EU. The orphan legislation in the EU is available for products that are (i) intended for the diagnosis, prevention or treatment of chronic debilitating or life-threatening conditions that affect five or fewer out of 10,000 persons in the EU, or (ii) that are intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU, and without incentives it is unlikely that their commercialization in the EU would generate sufficient return, provided that (iii) there is no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The EU market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the requirements for orphan drug designation are no longer fulfilled, e.g., because the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to 12 years if sponsors complete a pediatric investigation plan agreed upon with the EMA’s PDCO. Marketing authorization applicants for orphan designated drugs can benefit from protocol assistance and significant fee reductions in the EMA authorization procedure.

Fast Track Designation

The FDA’s Fast Track program is intended to facilitate the development and review of drugs that are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Under the program, the sponsor of a new drug may request that the FDA designate the drug for a specific indication as a Fast Track product concurrent with or after the IND is filed for the product candidate. A drug that receives Fast Track designation may be eligible for more frequent meetings with the FDA to discuss the drug’s development; more frequent written correspondence from the FDA about the design of the proposed clinical trials; eligibility for accelerated approval, i.e., approval of an effect on a surrogate or substitute endpoint; and rolling review, meaning the sponsor may submit its NDA in sections rather than wait until the entire NDA is complete. Most drugs with Fast Track designation are likely to become eligible for a Priority Review, which provides for FDA review of an NDA within a six-month time frame from the time the complete NDA is accepted for filing, as opposed to the ten-month time frame for a Standard Review. The FDA grants Priority Review for products that offer major advances in treatment, or provide a treatment where no adequate therapy exists.

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

Additional Regulatory Issues

Under the Drug Price Competition and Patent Term Restoration Act of 1984, under certain conditions, a patent that claims a product, use or method of manufacture covering drugs and certain other products may be eligible for limited patent term extension for a period of up to five years as a compensation for patent term lost during drug development and the FDA regulatory review process. However, this extension cannot be extended beyond 14 years from the drug’s approval date. The scope of rights during this period of extension is generally limited to the product that was subject to regulatory delay. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extension. We intend to seek the benefits of this statute, but there can be no assurance that we will be able to obtain any such benefits. Analogous protection in the majority of EU countries may also be available to us to provide periods of patent term extension in various EU countries.

Various aspects of our business and operations are regulated by a number of other governmental agencies, including the U.S. Occupational Safety and Health Administration.

Third-Party Coverage and Reimbursement

U.S. governmental and private insurance programs, such as Medicare, Medicaid, health maintenance organizations and private insurers, known collectively as third-party payors, fund the cost of a significant portion of medical care in the U.S. Under certain U.S. governmental insurance programs, a healthcare provider is reimbursed a fixed sum for services and products, including drugs used during the course of rendering healthcare services to patients, and governmental imposed limits on reimbursement to hospitals, physicians and other health care providers have significantly impacted spending budgets and purchasing patterns. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through re-design of benefits and exploration of more cost-effective methods of delivering health care. In general, these governmental and private measures have caused health care providers to be more selective in the purchase of medical products.

In the U.S., Visudyne is reimbursed by governmental and private third-party payors. Because many payors model their policies after the Medicare program, which covers eligible elderly and disabled individuals, this payor’s policies are particularly significant for Visudyne. Under Medicare Part B, for example, separate payment is made for outpatient drugs that are furnished “incident to” a physician’s service if they satisfy certain criteria, including approval by the FDA, they are not usually self-administered by the patient and they are deemed reasonable and necessary for a medically accepted diagnosis or treatment. Visudyne is covered under Medicare as well as other governmental programs, such as those administered by the Department of Veterans’ Affairs and state drug assistance programs.

In the second half of 2010, we assumed responsibility from Novartis with respect to Visudyne as it relates to governmental programs that impose reporting and rebate responsibilities on drug manufacturers. These programs subject us to governmental audits and penalties and/or sanctions if we are found to be out of compliance with the applicable responsibilities. Under the Medicare program, manufacturers are responsible for reporting on a quarterly basis their average sales price (“ASP”) for certain outpatient drugs, which would include Visudyne. Under Medicare Part B, providers receive reimbursement based on a payment methodology that is derived from a percentage of manufacturers’ weighted ASP for unique billing codes. In addition, under the Medicaid Drug Rebate Program, manufacturers must report certain pricing for covered outpatient drugs and also are responsible for a rebate to state governments for those covered drugs based on utilization by patients enrolled in their state Medicaid program. We pay certain states a rebate for each unit of Visudyne reimbursed by Medicaid. The amount of the rebate is set by law as a minimum percentage of the average manufacturer price (“AMP”) of Visudyne, or if it is greater, the difference between AMP and the best price available from us. The AMP and best price are reported by manufacturers using formulas that take into account certain outpatient sales and associated price concessions, among other things. Related to our participation in the Medicaid rebate program for Visudyne is a requirement that we extend comparable discounts under the Public Health Service (“PHS”) pharmaceutical pricing program to a variety of covered entities, such as community health clinics and other qualifying entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of low-income patients.

We also make Visudyne available to authorized users of the Federal Supply Schedule (“FSS”). As a result of the Veterans Health Care Act of 1992, U.S. federal law requires that we offer deeply discounted FSS contract pricing for purchases by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the U.S. Coast Guard and the PHS (including the Indian Health Service) in order for U.S. federal funding to be available for reimbursement of Visudyne under the Medicaid program or purchase of Visudyne by these four federal agencies and certain federal grantees. FSS pricing to these four U.S. federal agencies must be equal to or less than the Federal Ceiling Price, which is calculated based on a formula that uses a percentage of the prior year’s weighted average price paid to the manufacturer by wholesalers for drug product ultimately sold to non-federal purchasers, also known as the Non-Federal Average Manufacturer Price.

Both within and outside the U.S., significant uncertainty exists as to the reimbursement status of both existing and newly approved health care products, and we cannot provide assurance that continued or adequate third-party reimbursement will be available. There have been, and we expect will continue to be, proposed and adopted healthcare reform measures that impacted or may impact our business. For example, PPACA provides for significant changes in the way healthcare is financed by both governmental and private insurers. Key provisions of PPACA specific to the pharmaceutical industry, among others, include the following:

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

•

New (Sunshine) requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year, expected to begin at some point in 2012, with public disclosure reporting expected to follow in 2013;

•	A new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

•	A licensure framework for follow-on biologic products; and

•	A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Although we cannot predict their full impact, we anticipate that PPACA, as it is implemented, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage and reimbursement criteria that may negatively impact product price potential and could adversely affect our profits and our business generally.

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

Research and Development Costs

A significant portion of our operating expenses is related to research and development. During the years ended December 31, 2011, 2010 and 2009, our total company-sponsored research and development expenses were $43.5 million, $33.5 million and $28.6 million, respectively. See Our Products in Development above and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Human Resources

As of February 17, 2012, we had approximately 188 employees, 110 of whom were engaged in research, development, clinical and regulatory affairs, medical devices, manufacturing, distribution, quality control and assurance, process development and medical affairs, and 78 of whom were engaged in administration, business development, finance, information technology, human resources, legal and sales. None of our employees belong to a labour union and we consider our relationship with our employees to be good.

Corporate Information

QLT was formed in 1981 under the laws of the Province of British Columbia. Our principal executive office is located at 887 Great Northern Way, Suite 101, Vancouver, British Columbia, Canada, and our telephone number is 604-707-7000.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our internet address is www.qltinc.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Report. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 887 Great Northern Way, Suite 101, Vancouver, B.C., Canada V5T 4T5. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our commercial efforts are dependent upon obtaining regulatory approval for our product candidates. The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals. If we fail to obtain all required regulatory approvals, our business may suffer.

As part of the regulatory approval process, we must conduct, at our own expense, preclinical studies and clinical trials on humans for each product candidate. Generally, in order to gain approval for a product, we must provide the FDA and other applicable regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of that product for the intended disease or condition applied for in the NDA or respective regulatory file. We expect the number and size of clinical trials that the regulatory authorities will require will vary depending on the product candidate, the disease or condition the product is being developed to address, the expected size of the patient population and regulations applicable to the particular product. The length of time necessary to complete clinical trials and to submit an application for marketing approval varies significantly and may be difficult to predict. Further, the approval procedure varies among countries and can involve different testing or data review. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage in our clinical trials. Product candidates that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	preclinical studies may show the product to be toxic or lack efficacy in animal models;

•	the interim or final results of clinical trials are inconclusive, negative, or not as favorable as results of previous trials, or show the product candidate to be less effective than desired;

•	the FDA, EMA or other regulatory authorities do not permit us to proceed with a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

•	our trial design, although approved, is inadequate for demonstration of safety and/or efficacy;

•	the FDA, EMA or other regulatory authorities determine that any study endpoints used in clinical trials are not sufficient for movement into a next stage clinical trial or for product approval;

•

delay in or failure to enroll or retain a sufficient number of patients, or difficulty diagnosing, identifying and recruiting suitable patients, including, for example, due to the rarity of the disease being studied;

•

patients die or experience adverse side effects or events for a variety of reasons, including those related to our product candidates or due to the advanced stage of their disease or medical problems, which may or may not be related to our product candidates;

•	inability to attract or retain personnel with appropriate expertise;

•

third party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	difficulties formulating the product;

•	inability to manufacture sufficient quantities of the product candidate which conform to design and performance specifications;

•	our clinical trial expenditures are constrained by our budgetary considerations;

•	changes in governmental regulations, policies or administrative actions; or

•

regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements.

For example, a significant challenge for our clinical trials of QLT091001 for the treatment of LCA and RP has been and will likely continue to be patient recruitment due to the small population of patients with these conditions, and in particular with the specific genetic mutations causing LCA and RP we are currently investigating. The challenge in recruiting subjects from this small population is further exacerbated by the lack of public awareness of such conditions and resulting delay in (or lack of) available genetic testing and diagnosis. Further, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive procedures to assess the safety and effectiveness of our products, or they may be persuaded to participate in contemporaneous trials of competitive products. Delay in, or failure of, enrolment of sufficient patients or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial. Our clinical trial costs will also increase if we have material delays in our clinical trials for other reasons or if we need to perform more or larger clinical trials than anticipated.

From time to time, we engage in discussions with the FDA, EMA and other regulatory authorities to determine the regulatory requirements for our development programs. These discussions may include deliberations on number and size of clinical trials, definition of patient population, study end points and safety. The final determination on these matters by the applicable regulatory authority may be difficult to predict in particular where there are no approved precedents to establish drug development norms in a particular class of drug disease area, such as orphan drug development, and may be different, including more onerous, than we anticipated, which may delay, limit or prevent approval of our product candidates.

In addition, the FDA, EMA and other regulatory authorities have substantial discretion in deciding whether any of our product candidates should be granted approval for the treatment of the particular disease or condition. Even if we believe that a clinical trial or trials has demonstrated the safety and efficacy of any of our product candidates, the results may not be satisfactory to the regulator. Preclinical and clinical data can be interpreted by regulators in different ways, which could delay, limit or prevent regulatory approval of our product candidates.

Even if regulatory authorities approve our products or product candidates for the treatment of the diseases or conditions we are targeting, our products may not be marketed or commercially successful. If our products are not marketed or commercially successful, it would seriously harm our ability to generate revenue.

The successful commercialization of our technology, and in particular our punctal plug drug delivery technology and synthetic retinoid, QLT091001, is crucial for our success. Successful product commercialization in the pharmaceutical industry is highly uncertain and very few product commercialization initiatives or research and development projects progress through all phases of development and/or produce a successful commercial product. Even if our products or product candidates are successfully developed, receive all necessary regulatory approvals and are commercially produced, there are number of risks and uncertainties involved in commercializing a product in this industry including the following:

•	negative safety or efficacy data from post-approval marketing experience or production-quality problems could cause sales of our products to decrease or a product to be recalled;

•	negative safety or efficacy data from clinical studies conducted by any party could cause sales of our products to decrease or a product to be recalled;

•	we may face significant or unforeseen difficulties or expenses in manufacturing our products, which may only become apparent when scaling-up the manufacturing to commercial scale;

•	we may need to obtain licenses under third-party patents which can be costly, or may not be available at all;

•	our intellectual property rights could be challenged by third parties or we could be found to be infringing on intellectual property rights of third parties;

•	small patient populations may impact distribution and marketing strategy, which may increase our distribution, marketing and per-patient or per-treatment costs;

•	we may be unable to obtain or maintain sufficient market share at a price high enough to justify commercialization of the product; and

•	effectiveness of our distribution and marketing strategy, including establishing and maintaining key relationships with distributors and suppliers.

Numerous other factors may impact market acceptance and demand for our products, including but not limited to:

•	size of the target populations for a product and ability to identify and reach such target populations with the product;

•	our pricing decisions, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors;

•

formulation of products in a manner in which they are marketable or subject to appropriate third-party coverage or reimbursement, or the inability to obtain appropriate third-party coverage or reimbursement for any other reason;

•	availability and rate of market penetration by competing products;

•	relative convenience and ease of administration;

•

perceived safety or efficacy relative to other available therapies, including efficacy data from clinical studies conducted by a party showing similar or improved treatment benefit at a lower dose or shorter duration of therapy; and

•	acceptance in the medical community and target patient populations to new products, treatment paradigms or standards of care.

If we are unsuccessful in dealing with any of these risks, or if we are unable to successfully commercialize our product candidates for some other reason, it would seriously harm our ability to generate revenue.

If we fail to comply with ongoing regulatory requirements, it will materially harm our business.

The regulatory clearance process is lengthy, expensive and uncertain. We may not be able to obtain, continue to obtain, or maintain necessary regulatory clearances or approvals on a timely basis, or at all, for Visudyne or any of our product candidates in development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business and our financial condition.

Visudyne and our product candidates are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments and by foreign regulatory authorities in jurisdictions in which Visudyne and our product candidates are or may be sold or used in clinical development. Product labeling, manufacturing, adverse event reporting, pricing rules and restrictions, storage, distribution, advertising and promotion, and record keeping are some of the ongoing regulatory requirements to which products are subject. Our or any of our licensees’ failure to comply with applicable requirements could result in sanctions being imposed on us and/or our licensees. These sanctions include, among other things, product recalls or seizures, warning letters, fines, price rebates, total or partial suspension of production and/or distribution, refusals to permit products to be imported into or exported out of the U.S. or elsewhere, FDA or other regulatory agency refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and enforcement actions, including injunctions and civil or criminal prosecution. Regulators can also withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.

The FDA often requires post-marketing testing and surveillance to monitor the effects of approved products. The FDA, EMA or other regulatory authorities may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may suggest that a product causes undesirable side effects or may present a risk to the patient. If data produced from post-marketing studies suggest that one of our approved products may present a risk to safety, the government authorities could withdraw our product approval, suspend production or place other marketing restrictions on our products. If we are unable to sell our products because we have failed to maintain regulatory approval or have to expend significant resources having to address compliance issues, our revenue, financial conditions or results of operations may be materially adversely affected.

We, our contract manufacturers and distributors, all of our suppliers, as well as the suppliers of the medical lasers required for Visudyne therapy, are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the FDA, the Federal Trade Commission and other regulatory agencies in other jurisdictions. We, our contract manufacturers and distributors, suppliers and laser suppliers may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us, or any of these manufacturers, suppliers or laser suppliers to comply with such requirements or the adoption of new requirements could materially harm our business.

Product development is a long, expensive and uncertain process, and we may terminate one or more of our development programs. If we terminate a development program or product candidate, or if we decide to modify or continue a development program that does not succeed, our prospects may suffer and we may incur significant expenses that could adversely affect our financial condition or results of operations.

We may determine that certain programs or product candidates do not have sufficient potential to warrant the continued allocation of resources to them. Accordingly, we may elect to terminate or modify one or more of our programs, which could include changing our clinical or business model for further development, including by attempting to extract or monetize value from the program by either selling, out-licensing or potentially partnering part or all of the program. If we terminate and seek to monetize part or all of a program in which we have invested significant resources, or we modify a program and expend further resources on it, and subsequently fail to achieve our intended goals, our prospects may suffer, as we will have expended resources on a program that may not provide a suitable return, if any, on our investment and we may have missed the opportunity to allocate those resources to potentially more productive uses. In addition, in the event of a termination of a product candidate or program, we may incur significant expenses and costs associated with the termination of the program, which could adversely affect our financial condition or results of operations.

If we do not achieve our projected development goals in the timeframes we expect and announce, marketing approval and commercialization of our product candidates may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

For strategic and operational planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the market approval and commercialization of our product candidates may be delayed and the credibility of our management may be adversely affected and, as a result, our stock price may decline.

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

We face intense competition against Visudyne, as well as our technology under clinical development. We may be unable to contend successfully with current or future competitors. Our competitors include major pharmaceutical and biopharmaceutical companies, such as Genentech and Novartis, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Our competitors may develop or acquire new or improved products to treat the same conditions that our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete.

For example, in connection with Visudyne, we face competition primarily from Lucentis®, Avastin® and Eylea® for the treatment of wet AMD. We expect these products to continue to be competitive with Visudyne as they become available in additional markets. We are also aware of other competitive therapies for wet AMD in various stages of development. See Item 1. Business – Competition – Visudyne.

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

Patents issued or licensed to us may be challenged, invalidated or circumvented successfully, or may have expired or expire in the near future. For example, some of the key U.S patents protecting Visudyne have expired or will expire in the near future, with the remaining unexpired patents having varying scope and duration. To the extent a preferred position is conferred by patents we own or license, upon expiry of such patents, or if such patents are successfully challenged, invalidated or circumvented, our preferred position may be lost. We may not be able to develop and successfully launch more advanced replacement products and/or technologies before our patents expire. If we fail to develop and successfully launch new products prior to the expiry of patents for our products, our revenue from those products could decline significantly.

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

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to, and will continue to attempt to, protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our collaborators, contract manufacturers, licensees, clinical investigators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of or access to our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

If we fail to obtain or maintain orphan drug designation for some of our product candidates, our competitive position may be harmed.

Since the extent and scope of our patent protection for QLT091001 is limited, orphan drug designation is especially important for this product candidate. QLT091001 has received orphan drug designations for the treatment of LCA and RP by the EMA, and for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes by the FDA. These designations provide market exclusivity in the applicable jurisdiction for ten years and seven years, respectively, if a product is approved. This market exclusivity does not, however, pertain to indications outside of the scope of our patents, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs. While we may seek orphan drug designations for other indications (including for the treatment of an indication due to a specific inherited genetic mutation), there is no assurance we will receive such orphan drug designations or, even if we do, that such orphan drug designations will provide us with a commercial advantage.

Receipt of the consideration for the sale of QLT USA, including the Eligard product line, is largely dependent on the success of Eligard in the U.S., Canada and in Europe, which is not within our control. If we do not receive all or a material portion of the contingent consideration, our cash position will suffer. Furthermore, an unfavorable change in the fair value of our contingent consideration as a result of changes in estimates related to amount and timing of future cash flows, and the applicable discount rate may adversely impact our earnings.

Under the stock purchase agreement with Tolmar for the sale of QLT USA, including its Eligard product line, we are entitled to receive future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with Astellas (formerly with MediGene) for the commercial marketing of Eligard in Europe until the earlier of receiving the full $200.0 million or October 1, 2024. These payments represent and will for some time represent a substantial source of our funds. Since our receipt of contingent consideration under the stock purchase agreement depends, in large part, on the success of Eligard, our receipt of contingent consideration may also be adversely affected by, among other things:

•	lower than expected Eligard sales;

•	product manufacturing or supply interruptions or recalls;

•	the development of competitive products, including generics, by other companies that compete with Eligard;

•	marketing or pricing actions by competitors or regulatory authorities;

•	changes in foreign exchange rates;

•	changes in the reimbursement or substitution policies of third-party payors;

•	changes in or withdrawal of regulatory approvals;

•	disputes relating to patents or other intellectual property rights;

•	the commercial efforts of Eligard marketing licensees;

•	disputes with Eligard marketing licensees; and

•	changes in laws or regulations that adversely affect the ability to market Eligard.

Furthermore, the fair value of our contingent consideration reflected on our balance sheet is based on future Eligard sales estimated by us utilizing external market research to estimate market size, to which we apply market share and pricing assumptions based on historical sales data and expected future competition. We do not have access to the Sanofi and Astellas sales forecasts for Eligard and, therefore, our forecasts of Eligard sales may be inaccurate.

As of December 31, 2011, we had received an aggregate $86.1 million of contingent consideration. While there are operational covenants in the stock purchase agreement intended to ensure that we receive the total consideration provided for under the stock purchase agreement prior to October 1, 2024, we do not have a security interest in the license agreements and there is no guarantee that we will actually receive the total consideration. If we do not ultimately receive all or a material portion of the consideration provided for under the stock purchase agreement due to the risks noted above or for any other reason, our cash position will suffer.

Visudyne is currently our only commercial product. Accordingly, any decrease in sales of Visudyne would harm our business.

Visudyne is our only commercial product and, accordingly, any decrease in Visudyne product sales would harm our business and cause our financial results to fall below expectations. In 2010, worldwide sales of Visudyne decreased 14.2% from the prior year, primarily due to continued competition from alternative therapeutics for AMD. While worldwide sales of Visudyne in 2011 decreased only 0.4% from 2010, we cannot provide assurance that Visudyne sales will not continue to decrease. Visudyne may be rendered obsolete or uneconomical by competitive changes, including generic competition. Visudyne sales could also be adversely affected by other factors, including:

•	product manufacturing or supply interruptions or recalls;

•	the development of competitive products by other companies;

•	developing and maintaining effective sales and marketing capabilities;

•	marketing or pricing actions by our competitors or regulatory authorities;

•	changes in foreign exchange rates;

•	changes in the reimbursement by third-party payors;

•	changes in or withdrawal of regulatory approval for or the labelling of Visudyne;

•	reliance on the laser devices used in Visudyne therapy;

•	disputes relating to patents or other intellectual property rights;

•	disputes with our licensees;

•	shifting medical community support for treatments; and

•	governmental actions or changes in laws and regulations that adversely affect the ability to market Visudyne.

In the field of PDT, Visudyne therapy is dependent on the continued supply of, and technical support for, complementary laser light delivery devices. If these laser light delivery devices are not available for use with Visudyne, our revenues from the sale of Visudyne will be materially adversely affected.

Visudyne therapy requires a physician to deliver a dose of non-thermal light at a particular wavelength to target tissue in the eye in order to activate the photosensitizer. We currently rely on a limited number of third-parties to manufacture, sell and service the lasers required for Visudyne therapy and, therefore, we are dependent on the continued operation and success of these medical device companies, unless and until we are able to develop an effective proprietary laser light delivery device in time to replace the third-party lasers. The medical device companies supply such lasers to treating physicians directly, and we do not have a supply or distribution agreement with these companies for the supply or servicing of such devices. We cannot guarantee that these medical device companies will continue to support their laser device operations in the U.S., Europe or elsewhere, or that we could successfully develop an effective proprietary laser light delivery device or find other medical device companies to supply laser devices to physicians at acceptable prices, or at all. If these medical device companies cease to carry on business, or no longer supply and/or service lasers approved for Visudyne therapy, and we or other medical device manufacturers and medical devices approved for Visudyne therapy do not fill this void, sales of Visudyne and our revenues from the sale of Visudyne will be materially adversely affected.

Portable diode lasers that have been commercially approved for use with Visudyne are available for sale in the U.S., Europe and elsewhere, including a Carl Zeiss-Meditec diode laser that is commercially available in Japan. However, with the decline in Visudyne sales over the last few years due to the emergence of competing therapies, the commercial supply and technical support for laser light delivery devices has also significantly declined, particularly in the U.S. where third party commercial operations supporting these laser devices has declined or been discontinued altogether and commercial supply for new laser devices has been depleted. Further, the expected lifecycle of the current third-party laser light delivery devices for Visudyne therapy is approximately five to 10 years, which is heavily dependent on number of patients treated and normal maintenance and care. We believe the majority of the lasers currently on the market have reached or will in the coming years reach the end of their lifecycle and, therefore, we expect many of these lasers will need significant upgrades or will need to be replaced. If customers decide not to maintain their lasers or invest in a new laser, for example, due to the associated costs and/or due to the availability of other competitive therapies that do not require a medical device, or if demand for repair or replacement of lasers exceeds the commercial supply and maintenance available in the U.S., Europe or elsewhere, sales of Visudyne and our revenues from the sale of Visudyne will be materially adversely affected.

The commercialization of our products is substantially dependent on our ability to establish and maintain effective sales and marketing capabilities. If we are unable to establish and maintain effective sales and marketing capabilities, or fail to enter into agreements with third parties to sell and market our products, our ability to generate revenues from the sale of our products, including Visudyne, may be harmed.

In order to commercialize our products, or any of our product candidates that may be approved for commercial sale, we must establish and maintain an effective sales and marketing infrastructure or enter into collaborations with partners able to perform these services for us. We have invested and intend to continue investing in our sales and marketing activities in the U.S. to help grow our business, including establishing an in-house sales and marketing organization for U.S. sales of Visudyne through our wholly-owned subsidiary, QLT Ophthalmics, Inc. However, we cannot assure you that our sales force will be sufficient in size, scope or effectiveness to compete successfully in the marketplace and maintain adequate sales levels in the U.S. for Visudyne or for any of our future products. We also cannot guarantee that, if we elect to use third-party providers to sell our products, whether within or outside the U.S., we will be able to enter into and maintain marketing or distribution agreements with third-party providers on acceptable terms, if at all. In addition, we currently have no sales and marketing capabilities in territories outside the U.S. If we are unable to successfully establish and/or expand our capabilities to sell and market our products outside the U.S. either through our own capabilities or by entering into collaborations with partners, we will have difficulty globally commercializing our products. In any of these events, our ability to generate revenues may be harmed.

The marketing and sale of Visudyne in the U.S. is subject to extensive regulation and aggressive government enforcement. Failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Our activities relating to the sale and marketing of Visudyne in the U.S. are subject to extensive regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes and associated regulations. These laws and regulations limit the types of marketing claims and other communications we can make regarding marketed products. We are also subject to various U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. Anti-kickback laws prohibit payments of any kind intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services, including the selection of a particular prescription drug. These laws make certain business practices that are relatively common in other industries illegal in our industry. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent. Federal and state governments have asserted very broad interpretations of these laws against pharmaceutical manufacturers, even though these manufacturers did not directly submit claims for reimbursement to government payors. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our sales and marketing efforts. Violations of the above laws may be punishable by criminal and/or civil sanctions against the Company and/or our senior officers, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid. Many pharmaceutical and biotechnology companies have in recent years been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claims Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products, pricing, and government price reporting. The interpretation of these laws as applied to particular sales and marketing practices continues to evolve, and it is possible that our sales and marketing practices might be challenged. Further, although we expect to take measures to prevent potential challenges, we cannot guarantee that such measures will protect us from future challenges, lawsuits or investigations. Even if such challenges are without merit, they could cause adverse publicity, divert management attention and be costly to respond to, and thus could have a material adverse effect on our business, including impact on our stock price.

Our commercial success depends in part on the success of third parties to market our products, including Visudyne.

Our strategy for the development and commercialization of our products, including our current product Visudyne, has included entering into marketing arrangements with third parties, and we may in the future implement a similar strategy with respect to any future products. However, the amount and timing of resources to be devoted to these activities generally are not under our control. For example, under the Amended PDT Agreement, Novartis is responsible for marketing and sales of Visudyne outside of the U.S. A significant portion of our revenue depends on the efforts of Novartis to market and sell Visudyne outside of the U.S., and our growth is dependent in part on the success of Novartis in performing its responsibilities. Further, Novartis is not prevented from commercializing non-PDT products that could be competitive with Visudyne. Novartis entered into a license arrangement with Genentech in which Novartis has been granted a license to the rights outside of the U.S. to Lucentis, a product that has been approved for the treatment of wet AMD, and is a competing product to Visudyne.

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

The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare may negatively affect the sale of Visudyne and our product candidates. Our ability to commercialize Visudyne and our product candidates successfully will depend, in part, on the timeliness of and the extent to which adequate coverage and reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. Product sales, attempts to gain market share or introductory pricing programs of our competitors could require us to lower our prices, which could adversely affect our results of operations. We may be unable to set or maintain price levels sufficient to realize an appropriate return on our investment in product development. We may also be subject to price reductions as a result of government pricing rules and regulations that may impact both our financial condition and future revenues. Significant uncertainty exists as to the coverage and reimbursement status of newly approved therapeutic products or newly approved product indications.

In both the U.S. and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the U.S., new legislation and regulations have been and likely will continue to be proposed and adopted at the federal and state levels. For example, effective January 2004, the Medicare Prescription Drug, Improvement and Modernization Act, directs the Secretary of the Department of Health and Human Services (“HHS”) to contract with procurement organizations, who would purchase physician-administered drugs from manufacturers, provide them to physicians and also bill the Medicare program. The competitive acquisition program was postponed for 2009 and has not yet been resumed, but could result in reductions to future amounts that will be paid for physician-administered drugs.

In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes significant changes to the way healthcare is financed by both federal and state governmental and private insurers and directly impacts the pharmaceutical and medical device industries. The PPACA extends health insurance to more individuals and includes, among other things, annual, non-deductible fees that went into effect in 2011 for entities that manufacture or import certain prescription drugs and biologics. This fee is calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and Veterans’ Affairs and Public Health Service discount programs). In addition, the PPACA changes the computations used to determine Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program by redefining the average manufacturer’s price (“AMP”), effective October 1, 2010, and by using 23.1% instead of 15% of AMP for most branded drugs and 13% instead of 11% of AMP for generic drugs, effective January 1, 2010. The PPACA also extends the discounts under the Public Health Service pharmaceutical pricing program to additional providers, including critical access hospitals, rural referral centers and sole community hospitals. To further facilitate the government’s efforts to coordinate and develop comparative clinical effectiveness research, the PPACA establishes a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in such research. The manner in which the comparative research results would be used by third-party payors is uncertain.

A number of state governors have strenuously opposed certain of the PPACA’s provisions, and initiated lawsuits challenging its constitutionality. These challenges are pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of the PPACA. At this time, it remains unclear whether there will be any changes made to the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint

Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. While we have made certain estimates with regard to determining how, and the extent to which, the PPACA fees and rebates will impact our business, until the PPACA or any future legislation is fully implemented, their full impact on our business cannot be determined.

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

Our applications or re-applications for coverage and reimbursement for any of our products may not result in approvals and our current reimbursement approvals for Visudyne and our other products may be reduced or reversed in whole or in part. If we were to have coverage or reimbursement reduced or reversed, the market for the affected product may be materially impaired and could materially harm our business and future revenues from that product. For example, while we believe that the results seen in the Visudyne in occult (“VIO”) study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S. and elsewhere by the applicable governmental authorities. In April 2007, after reviewing the results in the VIO study, the Committee for Human Medicinal Products (“CHMP”) recommended to the European Commission that the indication of the use of Visudyne in the treatment of occult CNV, secondary to AMD be removed in Europe. In June 2007, the European Commission adopted the recommendation by CHMP to remove the indication of Visudyne in the treatment of occult CNV in the EU. As a result, reimbursement for Visudyne in the occult form of wet AMD has ceased in most European countries.

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

We maintain levels of inventory based upon various factors including our forecasted demand for products, anticipated commercial launch of new products, minimum contractual requirements with third party suppliers and as we consider appropriate for supply chain management and security. Some of our inventory has a limited “shelf life.” If our inventory exceeds forecasted demand, or if we are unable to use our inventory or use it during its shelf life due to delay in or failure to launch a product, withdrawal of a product from the market, impact of generic competition, or delays in, or termination of agreements for, the marketing and sale of our products by third parties, our inventory may be written-down, possibly materially, in market value. For example, in order to mitigate certain risks in our supply chain, we have committed to purchasing additional intermediate material used in the production of Visudyne from one of our suppliers. Our commitment to purchase the intermediate material may result in our inventory exceeding forecasted demand, which may result in a material write-down of our inventory. Further, we may not be able to resell our inventory at a price equal to its full value or recovery of our costs, or at all. If we are unable to sell all of our inventory or sell our inventory at an appropriate price, our business may be materially harmed and our revenues adversely impacted. At December 31, 2011, we carried $13.1 million of Visudyne raw materials, intermediates and finished goods.

We rely on third-party manufacturers and specialty wholesale distributors and other service providers for the manufacture and distribution of Visudyne, and currently expect to rely on third-party manufacturers and distributors for the manufacture and distribution of our future commercial products. Any difficulties with such third parties could delay future revenues from our sales of Visudyne or our future commercial products.

We rely on several third parties in the U.S., Europe and Japan to manufacture Visudyne, and we currently intend to rely on third parties to manufacture our punctal plug drug delivery system and synthetic retinoid product candidates for use in later stage clinical trials and, if commercialized, to manufacture our punctal plug drug delivery system and synthetic retinoid products in commercial quantities. If we are unable to maintain agreements on favorable terms with any of our contract manufacturers or our contract manufacturers fail to supply required materials or comply with regulatory requirements, or if we fail to timely locate and obtain regulatory approval for additional or replacement manufacturers as needed, it could impair or prevent our ability to deliver Visudyne or our future commercial products on a timely basis, or at all, which in turn would materially and adversely harm our business and financial results.

We are responsible for the distribution, marketing and sale of Visudyne in the U.S.; however, we rely on third parties to distribute Visudyne in the U.S. to end-user customers. We may also rely on third parties to distribute our future commercial products to end-user customers. If we are unable to continue to secure and maintain the necessary agreements with third parties to accomplish this in a timely manner on terms favorable to us or at all, supply of Visudyne in the U.S. or supply of our future commercial products may be adversely affected.

In addition, if any such third party service providers fail to meet their respective contractual commitments, we may not be able to supply or continue to supply commercial quantities of Visudyne or any of our future commercial products. Further, any loss of a manufacturer or distributor or any difficulties that could arise in the manufacturing or distribution process, including any disputes with third party service providers, could significantly affect our inventories and supply of Visudyne or our future commercial products available for sale.

Furthermore, our ability to commercialize Visudyne or any of our future commercial products depends, in large part, on our ability to have such products manufactured at a competitive cost and in accordance with FDA and other foreign regulatory requirements, including FDA cGMPs, and our product specifications, which could significantly adversely affect our product inventories and our ability to have product available for commercial sale. We do not have full control over our contract manufacturers’ compliance with these regulations and standards. Our contract manufacturers’ manufacturing and quality procedures may not achieve or maintain compliance with applicable FDA and other foreign regulatory standards or product specifications, and, even if they do, we may be unable to produce or continue to produce commercial quantities of Visudyne or our future commercial products at an acceptable cost or margin.

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

If our contract manufacturers produce one or more product batches that do not conform to FDA or other regulatory requirements, or our product specifications, or if they introduce changes to their manufacturing processes, our manufacturing expenses may increase materially, our product inventories may be reduced to unacceptable levels or entirely for an uncertain and potentially significant amount of time, we may lose market share, and/or our ability to meet demand for Visudyne or our future commercial products may be materially and adversely impacted, which may cause us to lose potential revenue and become subject to claims from our licensees.

We depend on key management, scientific and technical personnel, and if we do not attract and retain these key personnel, we may not be able to manage our growth, and our business could be adversely affected.

Our future success depends in significant part on the contributions of our executive officers and scientific and technical personnel. The loss of the services of one or more key individuals may significantly delay or prevent achievement of our scientific or business objectives. Competition for qualified and experienced personnel in the life sciences field is generally intense, and we rely heavily on our ability to attract and retain qualified personnel in order to successfully implement our scientific and business objectives. While our headquarters are located in Vancouver, B.C., Canada, historically, many of our executive and life science personnel candidates reside outside of Canada. As a result, we can face significant challenges recruiting executives and life science personnel. In the event we seek to recruit key executives or key scientific, technical or commercial operations personnel, we may not be able to successfully attract or retain skilled and qualified personnel on acceptable terms, or at all, and even if our recruitment efforts are successful, we may incur significant relocation costs. The failure to attract or retain key executives and personnel could impact our operations, including failure to achieve targets and advance our clinical development programs.

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

We have in the past and may in the future acquire one or more technologies, products or products in development that we believe will complement our business. However, we may not ultimately be able to effectively capitalize on the acquisition of such technologies, products or products in development. For example, in December 2009, we acquired QLT091568, a prodrug of a beta adrenergic antagonist, from Othera Pharmaceuticals, Inc. and its wholly-owned subsidiary, Othera Holding, Inc., but following formulation and development work in 2010 and consideration of our research and development priorities, we discontinued development of QLT091568. We may not be able to effectively integrate acquired technologies, products or products in development into our business and any such acquisition could bring additional risks, exposures and challenges to our company.

We may become involved in legal proceedings from time to time and if there is an adverse outcome in our litigation or other legal actions, our business may be harmed.

We may become involved in legal actions in the ordinary course of our business. Litigation may result in verdicts against us, including excessive verdicts, which may include a judgment with a significant monetary award, as occurred in 2008 in the litigation with MEEI, including the possibility of punitive damages, a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable and, as occurred in 2006 in the litigation with TAP Pharmaceuticals in the U.S., the risk that an injunction could be issued preventing the manufacture, marketing and sale of our products that are the subject of the litigation.

In addition, we may become involved in disputes or legal actions as a result of our strategic corporate restructuring undertaken in 2008 and 2009. Under our strategic restructuring, we divested Eligard (as part of the sale of QLT USA), Aczone® and Atrigel and sold the land and building comprising our Canadian headquarters. We also restructured our agreement with Novartis under the Amended PDT Agreement pursuant to which, among other things, we obtained exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. Transactions such as these may result in disputes regarding representations and warranties, indemnities, future payments or other matters, and we may not realize some or all of the anticipated benefits of these transactions.

If disputes are resolved unfavorably, our financial condition and results of operations may be adversely affected. Additionally, any litigation, whether or not successful, may damage our reputation. Furthermore, we will have to incur substantial expense in defending these lawsuits and the time demands of such lawsuits could divert management’s attention from ongoing business concerns and interfere with our normal operations.

In addition, the testing, manufacturing, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products in clinical trials and our sale of Visudyne or our product candidates and related medical devices expose us to liability claims allegedly resulting from the use of these products or devices. These risks exist even with respect to those products or devices that are approved for commercial sale by the FDA or applicable foreign regulatory authorities and manufactured in facilities licensed and regulated by those regulatory authorities.

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

Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 3 - Significant Accounting Policies in Notes to the Consolidated Financial Statements) can have a material impact on our effective income tax rate.

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

We have incurred losses from continuing operations for the last five years and expect to continue to incur losses for the foreseeable future.

We generated net losses for the fiscal years ended December 31, 2011 and 2010. Although we earned net income for the fiscal years ended December 31, 2009 and 2008, we incurred a loss from continuing operations in both of those years. Further, we incurred a net loss for the year ended December 31, 2007. Our accumulated deficit at December 31, 2011 was approximately $528.1 million. We expect our research and development expenses to increase in the future due to increased clinical development costs primarily related to our punctal plug drug delivery system and synthetic retinoid product candidates. As a result, we expect to continue to incur net losses for the foreseeable future and these losses may increase from current levels. We are uncertain when or if we will be able to achieve or sustain profitability. If we are unable to achieve or sustain profitability in the future, our stock price may decline.

Our operating results may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.

Our operating results may fluctuate from period to period for a number of reasons, some of which are beyond our control. A revenue shortfall or increase in operating expenses could arise from any number of factors, such as:

•	higher than expected operating expenses as a result of increased costs associated with the research and development or commercialization of our product candidates;

•	lower than expected revenues from sales of Visudyne;

•	changes in pricing, pricing strategies or reimbursement levels for Visudyne;

•	seasonal fluctuations, particularly in the third quarter due to decreased demand for Visudyne in the summer months;

•	fluctuations in currency exchange rates;

•	costs of operating an internal sales and marketing team and infrastructure for the distribution, sale and marketing of Visudyne in the U.S.; and

•	increased operating expenses as a result of product, technology or other acquisitions or business combinations.

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

The market prices for securities of biotechnology companies, including QLT, have been and are likely to continue to be extremely volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:

•	announcements of technological innovations or new products by us or our competitors;

•	results of our research and development programs;

•	litigation commenced against us;

•	regulatory developments or delays concerning our products;

•	quarterly variations in our financial results;

•	business and product market cycles;

•	fluctuations in customer requirements;

•	the availability and utilization of manufacturing capacity and our ability to continue to supply Visudyne;

•	the timing and amounts of contingent consideration or royalties paid to us by third parties; and

•	issues with the safety or effectiveness of our products.

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

Although our divestment of non-core assets in 2008 and 2009 generated significant cash, we have not yet received, and may not ultimately ever receive, all of the contingent consideration payable to us for the sale of QLT USA and, going forward, our business may not generate the cash necessary to fund our operations and anticipated growth. The amount required to fund our operating expenses will depend on many factors, including the status of competitive products, the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including product licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.

We believe that we were a passive foreign investment company for the taxable year ended December 31, 2011, which could result in adverse United States federal income tax consequences to U.S. Holders and may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

Based on the price of our common shares and the composition of our assets, we believe that we were a “passive foreign investment company” (“PFIC”) for United States federal income tax purposes for the taxable year ended December 31, 2011. We believe that we were also a PFIC for the taxable years ended December 31, 2008 through 2010, and we may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. If we were a PFIC for any taxable year during a U.S. Holder’s holding period for our common shares, certain adverse United States federal income tax consequences could apply to such U.S. Holder, as that term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents—U.S. Federal Income Tax Information—U.S. Holders. In addition, our PFIC status may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

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

Prior to January 1, 2010, the Canadian dollar was QLT Inc.’s functional currency, while the U.S. dollar was our reporting currency. As a result, U.S. dollar-denominated monetary assets and liabilities held by us were revalued and gave rise to foreign currency gains (or losses). During the first quarter of 2010, the functional currency of QLT Inc. was changed from the Canadian dollar to the U.S. dollar as a result of the change in our business related to the receipt of exclusive U.S. rights to the Visudyne patents from Novartis. As a result, since 2010, to the extent that foreign currency-denominated (i.e., non-USD) monetary assets do not equal the amount of our foreign currency-denominated monetary liabilities, foreign currency gains or losses could arise and materially impact our financial statements.

Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

In conjunction with the sale of our land and building, on August 29, 2008 we entered into a five-year lease with Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”), a private Canadian trust that designs and builds research facilities for the benefit of the people of British Columbia, Canada. Under the agreement, we currently lease approximately 67,000 square feet of office space in Vancouver, British Columbia, where our head office, certain research facilities and pilot manufacturing facility are located.

In connection with our U.S. operations, we lease approximately 10,800 square feet of space at a facility in Menlo Park, California for a term expiring in 2013, to support certain of our commercial and development operations.

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of business. There are currently no material pending legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Share Information

Our common stock is traded in Canada on the TSX under the symbol “QLT” and in the U.S. on the NASDAQ under the symbol “QLTI.” The following table sets out, for the periods indicated, the high and low closing sales prices of the common shares, as reported by the TSX and NASDAQ.

	September 30,	September 30,	September 30,	September 30,
	The Toronto Stock Exchange		The NASDAQ Stock Market
	High	Low	High	Low
	(CAD$)	(CAD$)	(U.S.$)	(U.S.$)

2011

Fourth Quarter	$7.69	$6.61	$7.45	$6.47
Third Quarter	7.77	5.62	7.57	5.65
Second Quarter	8.01	6.58	8.52	6.75
First Quarter	8.37	6.44	8.50	6.53

2010

Fourth Quarter	$7.33	$5.60	$7.33	$5.43
Third Quarter	6.56	5.73	6.41	5.47
Second Quarter	6.68	5.31	6.46	5.25
First Quarter	5.46	4.77	5.32	4.48

The last reported sale price of the common shares on the TSX and on the NASDAQ on February 17, 2012 was CAD $8.00 and U.S. $8.01, respectively.

As of February 17, 2012, there were 1,429 registered holders of our common shares, 1,286 of whom were residents of the U.S. Of the total 48,954,680 common shares outstanding, the portion held by registered holders resident in the U.S. was 42,140,904 or 86.08%.

Share Price Performance Graph

The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Dec. 29, 2006	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 30, 2011
QLT Total Return	100.00	52.24	28.48	58.62	86.64	85.10
S&P/TSX Composite Index	100.00	129.11	70.40	109.54	136.86	122.17
NASDAQ Biotechnology Index	100.00	104.64	91.77	106.42	122.62	137.42

The graph above assumes $100 invested on December 29, 2006 in common shares of QLT and in each index. The returns shown above are historical and not indicative of future price performance.

The foregoing graph and chart shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act of 1933 as amended, or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

Dividend Policy

We have not declared or paid any dividends on our common shares since inception. The declaration of dividend payments is at the sole discretion of our Board of Directors. The Board of Directors may declare dividends in the future depending upon numerous factors that ordinarily affect dividend policy, including the results of our operations, our financial position and general business conditions.

Equity Plans

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference to the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement for our 2012 Annual Meeting of Shareholders.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the 12-month period commencing December 16, 2010 and ended December 15, 2011, pursuant to a normal course issuer bid, we repurchased through the facilities of the NASDAQ, and immediately cancelled, an aggregate 2,700,817 of our issued and outstanding common shares at an average price of $6.99 per share, for a total cost of $18.9 million.

The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2011 through October 31, 2011	—	—	—	1,423,468
November 1, 2011 through November 30, 2011	270,400	$6.97	270,400	1,153,068
December 1, 2011 through December 31, 2011	238,600	$6.71	238,600	—	(1)

Total	509,000	$6.85	509,000	—	(1)

(1)	The normal course issuer bid expired on December 15, 2011.

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

The Investment Act was amended with the Act to Implement the Agreement Establishing the WTO to provide for special review thresholds for WTO member country investors. Under the Investment Act, a direct investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount (the Review Threshold). The Review Threshold is expected to rise to CAD $330 million for transactions closing in 2012. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.

On March 12, 2009, the Government passed the Budget Implementation Act, 2009, (Bill C-10) in Parliament, pursuant to which the Minister of Industry can, within a prescribed period, require the review of an investment by a non-Canadian (even one that does not amount to an acquisition of control, and/or does not meet the Review Threshold) on grounds of whether it is likely to be injurious to national security. Ultimately, Cabinet can prohibit the completion of an investment, or require divestment of control of a completed investment, or impose terms and conditions on an investment where the investment is injurious to national security.

See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents – U.S. Federal Income Tax Information.

Item 6.	SELECTED FINANCIAL DATA

Annual Financial Data

(Recast due to discontinued operations)

	September 30,	September 30,	September 30,	September 30,	September 30,
Year Ended December 31,	2011	2010(1)	2009(2)	2008(3)	2007(4)
(In thousands of U.S. dollars except per share information)

CONSOLIDATED STATEMENT OF OPERATIONS DATA

Total revenues	$42,228	$44,697	$42,106	$48,312	$67,746
Research and development expenses	43,533	33,485	28,590	29,568	37,510
Purchase of in-process research and development	—	—	7,517	—	42,865
(Loss) from continuing operations	(30,416)	(17,539)	(36,220)	(9,247)	(125,537)
Net (loss) income	(30,416)	(17,539)	99,434	134,891	(109,997)
Basic and diluted net (loss) income per common share:
Continuing operations	(0.61)	(0.33)	(0.64)	(0.12)	(1.68)
Discontinued operations	—	—	2.41	1.93	0.21

Net (loss) income	(0.61)	(0.33)	1.77	1.81	(1.47)

CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents	$205,597	$209,478	$188,114	$165,395	$30,564
Short-term investment securities	—	—	—	—	96,167
Working capital	247,332	255,495	257,610	281,966	49,583
Total assets	344,544	387,783	419,637	491,758	548,987
Convertible debt	—	—	—	—	172,500
Total shareholders’ equity	329,005	372,944	404,454	343,230	219,823

For all years presented there were no cash dividends per common share.

Quarterly Financial Data(5)

Set out below is selected unaudited consolidated financial information for each of the fiscal quarters of 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
Three Months Ended	December 31	September 30	June 30	March 31
(In thousands of U.S. dollars except per share information)

2011

Total revenues	$11,063	$9,581	$12,685	$8,900
Gross profit	8,070	6,908	9,274	7,562
Research and development expenses	11,199	11,282	11,319	9,734
Net (loss) from continuing operations	(6,617)	(9,106)	(6,145)	(8,549)
Net (loss)	(6,617)	(9,106)	(6,145)	(8,549)
Basic and diluted net (loss) per common share
Continuing operations	(0.13)	(0.18)	(0.12)	(0.17)
Net (loss)	(0.13)	(0.18)	(0.12)	(0.17)

2010(1)

Total revenues	$10,020	$8,585	$12,376	$13,716
Gross profit	6,629	6,716	8,984	7,164
Research and development expenses	10,709	8,101	7,329	7,347
Net (loss) income from continuing operations	(19,230)	(697)	(1,015)	3,403
Net (loss) income	(19,230)	(697)	(1,015)	3,403
Basic and diluted net (loss) income per common share
Continuing operations	(0.38)	(0.01)	(0.02)	0.06
Net (loss) income	(0.38)	(0.01)	(0.02)	0.06

(1)

For the year ended December 31, 2010, our net loss reflects a tax provision of $10.9 million which was primarily due to a net increase in our valuation allowance resulting from lack of sufficient evidence available to support our continued recognition of certain future tax benefits.

(2)

On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our U.S. subsidiary, QLT USA. See Item 1. Business - Eligard® Contingent Consideration. We recognized a pre-tax gain of $107.4 million related to this transaction within discontinued operations for 2009.

(3)

Assets related to Aczone were sold by QLT USA to Allergan Sales, LLC in July 2008 for cash consideration of $150.0 million, pursuant to the terms of a purchase agreement executed on June 6, 2008. We recognized a pre-tax gain of $118.2 million related to this transaction within discontinued operations for 2008.

On August 25, 2008, QLT USA entered into an exclusive license agreement with Reckitt Benckiser Pharmaceuticals Inc. for QLT USA’s Atrigel sustained-release drug delivery technology, except for certain rights being retained by us and our prior licensees, including rights retained for use with the Eligard products. We recognized a pre-tax gain of $16.7 million related to this transaction within discontinued operations for 2008.

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

The following information should be read in conjunction with the accompanying 2011 consolidated financial statements and notes thereto, which are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All of the following amounts are expressed in U.S. dollars unless otherwise indicated.

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

The following factors, among others, including those described under Item 1A. Risk Factors, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	the anticipated timing, cost and progress of the development of our technology and clinical trials;

•	the anticipated timing of regulatory submissions for products and product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for products and product candidates;

•	our ability to successfully develop and commercialize our programs, including our punctal plug drug delivery system and synthetic retinoid program;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to maintain, orphan drug designations for our product candidates, particularly our synthetic retinoid;

•

receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with TOLMAR Holding, Inc. (“Tolmar”), which is based on anticipated levels of future sales of Eligard®;

•	levels of future sales of Visudyne®, including the impact of competition, loss of patent protection and limited commercial supply and technical support for laser devices required for Visudyne therapy;

•	our ability to effectively market and sell Visudyne and any future products;

•	the ability of Novartis to effectively market and sell Visudyne in countries outside the U.S.;

•	our expectations regarding Visudyne label changes and reimbursement;

•

the anticipated timing for receipt of, and our ability to maintain, reimbursement approvals for our products and product candidates, including reimbursement under U.S. governmental and private insurance programs;

•	our continued ability to supply Visudyne to our customers;

•

our reliance on contract manufacturers and suppliers to manufacture Visudyne at competitive prices and in accordance with the U.S. Food and Drug Administration and other local and foreign regulatory requirements as well as our product specifications;

•	our reliance on our specialty wholesale distributors to distribute Visudyne in accordance with regulatory requirements and the terms of our agreements;

•	our expectations regarding future tax liabilities as a result of our restructuring transactions, changes in estimates of prior years’ tax items and results of tax audits by tax authorities; and

•	unanticipated future operating results.

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

Financial guidance is contained in our earnings press release issued on February 23, 2012 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the earnings press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and is not incorporated by reference herein.

Overview

QLT was formed in 1981 under the laws of the Province of British Columbia and is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. We are focused on developing our synthetic retinoid program for the treatment of certain inherited retinal diseases, developing our proprietary punctal plug drug delivery system, as well as U.S. marketing of our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”).

Products, Revenues and Other Sources of Funds

We have one commercial product, Visudyne, which utilizes light-activated photodynamic therapy (“PDT”) to treat the eye disease known as wet AMD, the leading cause of blindness in people over the age of 50 in North America and Europe. Visudyne is also used for the treatment of subfoveal choroidal neovascularization secondary to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis Pharma AG (“Novartis”) and is marketed and sold in over 80 countries worldwide.

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

On October 1, 2009, we divested the Eligard® line of products to Tolmar as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of December 31, 2011, we had received an aggregate $86.1 million of contingent consideration. See Item 1. Business - Eligard® Contingent Consideration.

Research and Development

We devote significant resources to research and development programs in various stages of development. See Item 1. Business - Overview - Research and Development.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for excess inventory, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets and tax liabilities. Actual results may differ from estimates made by management. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:

Revenue Recognition

With respect to Visudyne, under the terms of the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement (the “Amended PDT Agreement”) with Novartis, on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through our U.S. subsidiary, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from U.S. Visudyne sales. Novartis continues to market and sell Visudyne outside the U.S. and now pays us a royalty on net sales of the product, instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable to us under the previous PDT Product Development, Manufacturing and Distribution Agreement (the “PDT Agreement”) with Novartis. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and our U.S. specialty wholesale distributors.

Net Product Revenue

Net product revenues for periods after 2009 have been derived from sales of Visudyne to distributors in the U.S. and to Novartis outside the U.S., plus reimbursement of certain costs from Novartis. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. For U.S. Visudyne sales, provisions for certain vendor charge-backs, discounts, Medicaid rebates, distributor fees and product returns are accounted for as a reduction of revenue in the same period the related revenue is recorded. Rebates, vendor charge-backs and discounts are estimated based on contractual terms, historical experience, and projected market conditions. Product returns are estimated based on historical experience and business trends. We recognize revenue upon delivery, when title and risk of loss passes to Novartis and other distributors.

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

Product Returns

We account for product returns by establishing an accrual in an amount equal to our estimate of sales recognized for which the related products are expected to be returned. Product returns are recorded by reducing accounts receivable by the full amount of the reserve. We determine our estimate of the product return accrual primarily based on historical experience, but also consider other factors such as the level of inventory in the distribution channel and estimated shelf life.

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

Royalties

Under the Amended PDT Agreement, Novartis is required to pay us a royalty of 20% of net sales outside the U.S. until December 31, 2014, and 16% of net sales thereafter, until the expiry of the Amended PDT Agreement on December 31, 2019. We recognize royalties when product is sold by Novartis to end customers based on royalty rates specified in the Amended PDT Agreement with Novartis. Royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by Novartis.

Inventory and Cost of Sales

For periods after 2009, Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne, royalty expense on Visudyne sales and ongoing damages related to the Massachusetts Eye and Ear Infirmary (“MEEI”) judgment, are charged against earnings in the period that we sell to distributors in the U.S. and to Novartis outside the U.S. Through December 31, 2009, Visudyne cost of sales were charged against earnings in the period that Novartis sold to end customers.

We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Losses on manufacturing purchase commitments are immediately charged to cost of sales. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to manufacturing and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system. Unallocated overheads are recognized as cost of sales in the period in which they are incurred. For periods after 2009, overhead was allocated to cost of sales as Visudyne was sold to our distributors in the U.S. and to Novartis outside the U.S. Through December 31, 2009, overhead was allocated to cost of sales as Visudyne was sold by Novartis to third parties. We record a provision for the non-completion of product inventory based on our history of batch completion. The provision is calculated at each stage of the manufacturing process. There are three areas within our inventory costing system that require significant management judgment and estimates: (i) annual production volume, (ii) overhead allocation, and (iii) provision for non-completion of product inventory and obsolete inventory. These three areas are described below:

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

(iii) Provisions for Non-completion of Inventory and Obsolete Inventory. We record a provision for the non-completion of product inventory based on our history of batch completion to provide for the potential failure of inventory batches to pass quality inspection. The provision is calculated at each stage of the manufacturing process. We estimate our non-completion rate based on past production and adjust our provision based on actual production volume. A batch failure may utilize a significant portion of the provision as a single completed batch currently costs up to $1.6 million, depending on the stage of production.

While we believe our standard costs are reliable, actual production costs and volume changes may impact inventory, cost of sales, and the absorption of production overheads.

Inventory that is obsolete or expired is written down to its market value if lower than cost. Inventory quantities are regularly reviewed and provisions for excess or obsolete inventory are recorded primarily based on our forecast of future demand and market conditions. If actual market conditions differ from those we have assumed, if there is a sudden and significant decrease in demand for our products, if there is a decrease in our long-term sales forecast, or if there is a higher incidence of inventory obsolescence due to a rapid change in technology, we may be required to take additional provision for excess or obsolete inventory. Further, in order to mitigate certain risks in our supply chain, we have committed to purchase additional intermediate material used in the production of Visudyne. Our commitment to purchase the intermediate material may result in our inventory exceeding forecasted demand, which may result in a material write-down of our inventory. If our future Visudyne demand were to drop by as much as 10%, there would be no impact on our reserve for obsolescence.

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

For the year ended December 31, 2011, stock based compensation of $3.0 million was expensed as follows: $1.5 million to research and development costs, $1.4 million to selling, general and administrative costs, and $0.1 million to cost of sales. The weighted average assumptions used for options granted during 2011 included a volatility factor of 48.8%, a 3.7 year term until exercise, and a 2.1% risk-free interest rate.

For the year ended December 31, 2010, stock based compensation of $2.5 million was expensed as follows: $1.3 million to research and development costs, $1.0 million to selling, general and administrative costs, and $0.2 million to cost of sales. The weighted average assumptions used for options granted during 2010 included a volatility factor of 53.8%, a 3.7 year term until exercise, and a 2.3% risk-free interest rate.

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

Income Taxes

Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carryforwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, results of tax audits by tax authorities, future levels of research and development spending, changes in estimates related to repatriation of undistributed earnings of foreign subsidiaries, changes in financial statement presentation related to discontinued operations, and changes in overall levels of pre-tax earnings. The realization of our deferred tax assets is primarily dependent on generating sufficient capital gains and taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

We record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. There is inherent uncertainty in quantifying income tax positions. We have recorded tax benefits for those tax positions where it is more likely than not that a tax benefit will be sustained upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 14 - Income Taxes in Notes to the Consolidated Financial Statements.

Contingent Consideration

Contingent consideration arising from the sale of QLT USA is measured at fair value. The contingent consideration is revalued each reporting period and changes are included in continuing operations.

To estimate the fair value of contingent consideration at December 31, 2011, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 9.0% determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing, and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration would decrease by $1.3 million, from $99.9 million to $98.6 million. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration would decrease by $1.2 million, from $99.9 million to $98.7 million. Additionally, the fair value change in contingent consideration is positively impacted by the passage of time since the remaining cash flows are closer to collection, thereby increasing their present value.

Recently Issued and Recently Adopted Accounting Standards

See Note 3 - Significant Accounting Policies in Notes to the Consolidated Financial Statements for a discussion of new accounting standards.

COMPARISON OF YEARS ENDED DECEMBER 31, 2011 AND 2010

The following table sets out our net loss for the years ended December 31, 2011 and 2010.

	September 30,	September 30,
(In thousands of U.S. dollars, except per share data)	Year ended December 31, 2011	Year ended December 31, 2010

Net loss	$(30,416)	$(17,539)
Basic and diluted net loss per common share	$(0.61)	$(0.33)

Detailed discussion and analysis of our results of operations are as follows:

Revenues

Net Product Revenue

Net product revenue for the years ended December 31, 2011 and 2010 was determined as follows:

	September 30,	September 30,
(In thousands of U.S. dollars)	Year ended December 31, 2011	Year ended December 31, 2010

U.S. Visudyne sales by QLT	$21,022	$22,597
Visudyne sales to Novartis	5,924	6,988
Add: Royalties and other costs reimbursed to QLT(1)	1,430	1,508

Net product revenue from Visudyne sales	$28,376	$31,093

(1)	“Royalties and other costs reimbursed to QLT”

This represents amounts we receive from Novartis in reimbursement for actual royalty expenses we incur with third party licensors for sales of Visudyne outside of the U.S. and certain administrative expenses we incur on behalf of Novartis under the Amended PDT Agreement.

Under the terms of the Amended PDT Agreement, on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As of January 1, 2010, Novartis continues to market and sell Visudyne outside the U.S. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors. Details of our revenue recognition accounting policy are described in Note 3 – Significant Accounting Policies in Notes to the Consolidated Financial Statements.

For the year ended December 31, 2011, net product revenue from Visudyne decreased by $2.7 million, or 8.7%, to $28.4 million compared to $31.1 million for the year ended December 31, 2010. The decrease was primarily due to the recognition of $5.0 million of previously deferred revenue in the prior period and lower Visudyne sales in the U.S., partially offset by higher product shipments to Novartis. The deferred revenue was recognized following the commencement of the Amended PDT Agreement on January 1, 2010 and related to inventory previously shipped to Novartis for sales outside the U.S.

The tables below summarize end-user Visudyne sales by dollar amount and by percentage for the years ended December 31, 2011 and 2010, respectively. Under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S. and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 3 - Significant Accounting Policies in Notes to the Consolidated Financial Statements.

	September 30,	September 30,
(In thousands of U.S. dollars)	Year ended December 31, 2011	Year ended December 31, 2010

U.S.	$21,022	$22,597
Europe	25,528	26,243
Rest of World	43,729	41,778

Worldwide	$90,279	$90,618

	Year ended December 31, 2011	Year ended December 31, 2010

U.S.	23%	25%
Europe	28%	29%
Rest of World	49%	46%

Worldwide	100%	100%

An analysis of the gross-to-net sales adjustments for the years ended December 31, 2011 and 2010, respectively, is summarized below:

	September 30,	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	Distributor Fees and Discounts	Contractual Adjustments	Returns	Total
Balance at January 1, 2010	$—	$—	$—	$—
Provisions relating to sales	989	1,315	398	2,702
Payments/returns relating to sales	(778)	(1,092)	(80)	(1,950)

Balance at December 31, 2010	211	223	318	752
Provisions relating to sales	975	1,223	235	2,433
Payments/returns relating to sales	(991)	(1,270)	(114)	(2,375)

Balance at December 31, 2011	$195	$176	$439	$810

The worldwide sale of Visudyne is our only source of revenue. While we have sought to protect our proprietary Visudyne technology by, among other things, obtaining and licensing patents in the U.S., Europe, Japan, and other jurisdictions, because Visudyne is a mature pharmaceutical product, some of the key U.S. patents protecting it have expired or will expire in the near future. For example, two of the U.S. patents (U.S. Patent Nos. 5,214,036 and 6,074,666) covering lipid-based formulations of the compound verteporfin (the active ingredient in Visudyne) expired on May 25, 2010 and February 5, 2012, respectively, and the U.S. patent (U.S. Patent No. 5,095,030) covering the compound verteporfin expired on September 9, 2011. See Item 1. Business – Patents, Trademarks and Proprietary Rights for a more detailed discussion of our Visudyne patent portfolio. Generally, once all patent protection expires, market exclusivity is lost. As is inherent in the biopharmaceutical industry, the loss of market exclusivity can result in significant competition from market entry of generic versions of products, which can have a significant adverse effect on product revenues. However, the effect of the expiration of one or more patents covering a biopharmaceutical product will depend upon a number of factors, such as the extent to which the product is protected by other patents in a relevant jurisdiction, the nature of the market and the position of the product in it, the growth or decline of the market and the complexities and economics of the process for manufacture of the product. Based upon our consideration of these and other factors as they relate specifically to Visudyne, we believe that the expiration of the U.S. patents covering lipid-based formulations of verteporfin and the expiration of the U.S. patent covering the compound verteporfin are unlikely to have a material adverse effect on our revenues over the next several years since, among other things:

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

Royalties

Under the Amended PDT Agreement, Novartis continues to market and sell Visudyne outside the U.S. and pays us a 20% royalty on net sales of the product outside the U.S. For the year ended December 31, 2011, royalty revenues increased by $0.2 million, or 1.8%, to $13.9 million compared to $13.6 million for the same period in 2010. The increase was in line with higher Visudyne sales outside the U.S.

Costs and Expenses

Cost of Sales

For the year ended December 31, 2011, cost of sales of $10.4 million decreased $4.8 million, or 31.5%, compared to $15.2 million for the same period in 2010. The decrease was primarily due to the inclusion of certain charges in the prior period, whereas there were no similar charges in the current period. The prior period charges included a $4.0 million charge for cost of sales associated with the recognition of deferred revenue, a $1.4 million charge for a loss on a manufacturing purchase commitment related to the supply of intermediate material used in the production of Visudyne, and higher overhead expenses. The decrease attributable to the prior period charges was partially offset by higher costs of sales in the current period associated with higher product shipments to Novartis.

Research and Development

R&D expenditures increased 30.0% to $43.5 million for the year ended December 31, 2011 compared to $33.5 million in the same period in 2010. The increase was primarily due to higher spending on our synthetic retinoid program, offset by lower spending on the punctal plugs programs and no spending on QLT091568 (Beta Blocker Glaucoma Program).

The magnitude of future R&D expenses is highly variable. Numerous events can happen to an R&D project prior to it reaching any particular milestone that can significantly affect future spending and activities related to the project. These events include:

•	inability to design devices to function as expected;

•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug;

•	changes in governmental regulations, policies or administrative actions;

•	introduction of competing technologies and treatments;

•	unexpected safety issues;

•	patent application, maintenance and enforcement issues;

•	inability to operate without infringing the proprietary rights of others;

•	changes in the commercial marketplace;

•	delay in or failure to enroll or retain a sufficient number of patients, or difficulty diagnosing, identifying and recruiting suitable patients;

•	inadequate trial design to demonstrate safety and/or efficacy;

•	delay in study or program progression, including study site, Institutional Review Board and regulatory delays;

•	positive trial results that may result in increased spending;

•	failure to meet favorable study endpoints;

•	inability to develop cost-effective manufacturing methods that comply with regulatory standards;

•	inability to manufacture sufficient quantities of the product candidate which conform to design and performance specifications;

•	inability to attract or retain personnel with appropriate expertise;

•	uncertainties related to collaborative arrangements;

•	environmental risks; and

•	other factors referenced under Item 1A. Risk Factors.

We may also undertake new R&D projects that may significantly affect our future spending and activities.

R&D expenditures by therapeutic area were as follows:

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

Ocular
Punctal Plug Drug Delivery System	$18,928	$20,752	$23,254
QLT091001	23,042	9,483	1,918
QLT091568	—	1,716	—
Visudyne	1,563	1,277	2,844

Ocular Total	43,533	33,228	28,016
Dermatology and Other	—	257	574

	$43,533	$33,485	$28,590

Total costs incurred through December 31, 2011 with respect to our significant products under development in the ocular therapeutic areas are: $81.1 million with respect to our Punctal Plug Drug Delivery System, $51.3 million with respect to QLT091001, and $1.7 million with respect to QLT091568 (we discontinued development of QLT091568 in October 2010). In addition, we have incurred $113.2 million in ocular-related Visudyne R&D costs since 2000, the year Visudyne was commercially launched and the year in which our current accounting system that tracks R&D costs associated with our products was implemented.

The status of significant products in development is as follows:

Product/Indication	Status/Development Stage

QLT091001

Leber Congenital Amaurosis (LCA) and Retinitis Pigmentosa (RP)	Phase Ib proof-of-concept studies ongoing:

• LCA cohort treatment completed; follow-up ongoing. LCA retreatment study initiated.

• RP cohort target enrolment and treatment completed. RP retreatment study initiated.

Latanoprost Punctal Plug Drug Delivery System (L-PPDS)

Glaucoma and Ocular Hypertension	Phase II clinical study completed in August 2011. Two Phase II clinical studies initiated in December 2011.

Olopatadine Punctal Plug Drug Delivery System (O-PPDS)

Allergic Conjunctivitis	Phase II proof-of-principle study completed in February 2011 demonstrating inconclusive data. Development has been suspended.

See Item 1. Business - Research and Development and Item 1. Business - Our Products In Development for a description of our significant development programs.

Selling, General and Administrative Expenses

For the year ended December 31, 2011, selling, general and administration (“SG&A”) expenses increased 23.4% to $25.7 million compared to $20.8 million for the same period in 2010. The increase was primarily due to increased spending on commercial operations.

Investment and Other Income (Expense)

Net Foreign Exchange (Losses) Gains

For the years ended December 31, 2011 and 2010, net foreign exchange (losses) gains represent the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Interest Income

For the year ended December 31, 2011, interest income decreased 63.3% to $0.7 million compared to $1.8 million for the same period in 2010. The decrease occurred primarily because the prior period included $0.7 million of interest earned on the note receivable from Tolmar which was collected on October 1, 2010 in connection with the sale of QLT USA to Tolmar on October 1, 2009.

Fair Value Change in Contingent Consideration

As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At December 31, 2011, there was $113.9 million remaining to be paid to us by Tolmar. The fair value of this amount, $99.9 million, is reported as Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.

For the year ended December 31, 2011, the fair value change in contingent consideration decreased by $6.4 million to $10.1 million compared to $16.5 million for the same period in 2010. Approximately $3.5 million of the decrease occurred because the fair value change diminishes each period as the outstanding balance owed to us decreases. Additionally, the fair value change in 2010 benefited from increases in the cash flow projections (primarily due to higher demand forecasted in Europe) and from higher-than-projected cash collections throughout the year.

Other Gains

For the year ended December 31, 2011, other gains included $0.4 million related to an R&D tax grant and a $0.3 million milestone related to the sale and out-license of certain non-core assets in 2010.

For the year ended December 31, 2010, other gains included $0.3 million related to the sale and out-license of certain non-core assets and $0.2 million related to receipt of an R&D tax grant.

Income Taxes

The provision for income taxes was $2.8 million for the year ended December 31, 2011, compared to $10.9 million for the same period in 2010. The change in the effective tax rate was primarily because the provision for 2010 reflected the application of a valuation allowance against Canadian tax assets due to an intra-entity transfer of intellectual property and the resulting shift of related future development expenditures to the acquiring entity. During 2011, as insufficient evidence exists to support current or future realization of the tax benefits associated with such development expenditures as well as certain other current period expenditures, the benefit of certain tax assets has not been recognized in the current periods. The $2.8 million provision for income taxes relates primarily to a drawdown of the contingent consideration tax asset associated with the current period gain on the fair value change, income taxes associated with our mix of income allocable to our activities in the U.S., as well as the reversal of a prepaid tax asset set up at December 31, 2010 in relation to profits on intercompany sales that had not been sold to third parties at that time. The latter is not expected to be a recurring item in the near future.

The net 2011 deferred tax asset of $2.7 million was largely the result of contingent consideration, certain loss carryforwards and other temporary differences against which a valuation allowance was not applied.

As of December 31, 2010, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 14 - Income Taxes in Notes to the Consolidated Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2010 AND 2009

The following table sets out our net (loss) income for the years ended December 31, 2010 and 2009.

	September 30,	September 30,
(In thousands of U.S. dollars, except per share data)	Year ended December 31, 2010	Year ended December 31, 2009

Net (loss) income	$(17,539)	$99,434
Basic and diluted net (loss) income per common share	$(0.33)	$1.77

Detailed discussion and analysis of our results of operations are as follows:

Revenues

Net Product Revenue

Under the terms of the Amended PDT Agreement, on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As of January 1, 2010, Novartis continues to market and sell Visudyne outside the U.S. and pays us a royalty on net sales of the product outside the U.S. instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Agreement. Novartis is still responsible for royalties reimbursed to QLT for Visudyne sales outside the U.S., and certain other costs reimbursed to QLT. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors. Details of our revenue recognition accounting policy are described in Note 3 – Significant Accounting Policies in Notes to the Consolidated Financial Statements.

Net product revenue for the year ended December 31, 2010 was determined as follows:

September 30,
(In thousands of U.S. dollars)	Year ended December 31, 2010

U.S. Visudyne sales by QLT	$22,597
Visudyne sales to Novartis	6,988
Add: Royalties reimbursed to QLT(1)	1,374
Add: Other costs reimbursed to QLT(2)	134

Net product revenue from Visudyne sales	$31,093

Net product revenue for the year ended December 31, 2009 was determined as follows:

September 30,
(In thousands of U.S. dollars)	Year ended December 31, 2009

Worldwide Visudyne sales by Novartis	$105,657
Less: Marketing and distribution costs(3)	(34,346)
Less: Inventory costs(4)	(6,031)
Less: Royalties to third parties(5)	(2,276)

Novartis’ net proceeds from Visudyne sales	$63,004

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$31,502
Add: Advance on inventory costs from Novartis(6)	5,608
Add: Royalties reimbursed to QLT(1)	2,272
Add: Other costs reimbursed to QLT(2)	2,724

Net product revenue from Visudyne sales	$42,106

(1)	“Royalties reimbursed to QLT”

For 2010, this represented amounts we received from Novartis in reimbursement for actual royalty expenses we incurred with third party licensors for sales of Visudyne outside of the U.S. For 2009, this represented the amounts we received from Novartis in reimbursement for the actual royalty expenses we incurred with third party licensors on worldwide Visudyne sales.

(2)	“Other costs reimbursed to QLT”

For 2010, this represented certain administrative expenses we incurred on behalf of Novartis under the Amended PDT Agreement. For 2009, this represented reimbursement by Novartis to us of our portion of the marketing and distribution costs described in (3) below. Our marketing and distribution costs included marketing support, legal and administrative expenses that we incurred in support of Visudyne sales.

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

For the year ended December 31, 2010, net product revenue from Visudyne decreased by $11.0 million, or 26%, to $31.1 million compared to $42.1 million for the year ended December 31, 2009. A direct comparison of net product revenue between 2009 and 2010 is difficult because the composition of net product revenue changed significantly under the terms of the Amended PDT Agreement, which became effective on January 1, 2010. In 2009, net product revenue consisted entirely of our 50% share of Novartis’ net proceeds from worldwide Visudyne sales, plus certain cost reimbursements from Novartis to us. Under the Amended PDT Agreement, net product revenue consists primarily of end-user sales in the U.S. (where we sell Visudyne ourselves), and it also includes product shipments that we make to Novartis for their Visudyne sales outside the U.S. market, and certain cost reimbursements from Novartis related to sales outside the U.S. Importantly, in 2009, all of QLT’s revenue related to worldwide Visudyne sales was reflected in net product revenue, while in 2010 we also had revenue from royalties of $13.6 million (associated with Novartis’ sales of Visudyne outside the U.S. - see Royalties section below) which is not included in net product revenue. In summary, the change in determination of net product revenue under the Amended PDT agreement was the primary reason for the decline in net product revenue from 2009 to 2010. In addition, net product revenue dropped as a result of a 14% decline in Visudyne sales (presented below) from 2009 to 2010, which was primarily the result of lower end-user demand due to competing therapies. These decreases were partially offset by the recognition of $5.0 million of deferred revenue related to inventory previously shipped to Novartis for sales of Visudyne outside the U.S. in 2010.

The tables below summarize end-user Visudyne sales by dollar amount and by percentage for the years ended December 31, 2010 and 2009, respectively. Beginning January 1, 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S. and by Novartis outside the U.S. As of January 1, 2010, we earn a 20% royalty on net sales of Visudyne made by Novartis outside the U.S. In 2009, Visudyne was sold solely by Novartis on a worldwide basis, and our revenue was derived from our 50% share of Novartis’ net proceeds from Visudyne sales. See Note 3 - Significant Accounting Policies in Notes to the Consolidated Financial Statements.

	September 30,	September 30,
(In thousands of U.S. dollars)	Year ended December 31, 2010	Year ended December 31, 2009

U.S.	$22,597	$30,809
Europe	26,243	29,639
Rest of World	41,778	45,209

Worldwide	$90,618	$105,657

	Year ended December 31, 2010	Year ended December 31, 2009
U.S.	25%	29%
Europe	29%	28%
Rest of World	46%	43%

Worldwide	100%	100%

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

Selling, General and Administrative Expenses

For the year ended December 31, 2010, SG&A expenses increased 13.5% to $20.8 million compared to $18.3 million for the same period in 2009. The increase was primarily due to the launch of a direct marketing and sales force for Visudyne in the U.S. and the strengthening of the Canadian dollar relative to the U.S. dollar, partially offset by a $0.6 million charge for capital tax in 2009.

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

Purchase of In-process Research and Development (“IPR&D”)

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

Investment and Other Income (Expense)

Net Foreign Exchange Gains (Losses)

For the year ended December 31, 2010, net foreign exchange gains comprised gains from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). In prior periods, the Canadian dollar was the functional currency of QLT Inc., the Canadian parent company, and the U.S. dollar was the functional currency for our U.S. subsidiaries. In 2009, the net foreign currency gain of $7.0 million included a foreign exchange gain of $11.7 million related to the intercompany debt settlement upon the sale of QLT USA, partially offset by a foreign currency loss of $5.5 million on the revaluation of contingent consideration. Effective January 1, 2010, we changed the functional currency for QLT Inc. to the U.S. dollar thereby eliminating foreign exchange gains (losses) on intercompany debt and contingent consideration.

Interest Income

For the year ended December 31, 2010, interest income decreased 57.7% to $1.8 million compared to $4.3 million for the same period in 2009. The decrease occurred primarily because 2009 included $2.7 million of interest earned on tax refunds partially offset by a $0.5 million favorable variance related to interest earned on the note receivable from Tolmar in 2010.

Interest Expense

For the year ended December 31, 2010, there was no interest expense. For the year ended December 31, 2009, $1.8 million of interest expense was entirely related to interest expense on the post judgment accrued liability associated with the MEEI patent litigation damage award.

Fair Value Change in Contingent Consideration

As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At December 31, 2010, there was $154.6 million remaining to be paid to us by Tolmar. The fair value of this amount, $130.6 million, was reported as Contingent Consideration on our Consolidated Balance Sheet, and was estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.

For the year ended December 31, 2010, the fair value change in contingent consideration increased by $13.2 million to $16.5 million compared to $3.3 million for the same period in 2009. The increase occurred primarily because 2010 included the impact of a full year related to the passage of time, whereas 2009 only included three months related to the passage of time since the shares of QLT USA were divested on October 1, 2009. In addition, in 2010 there was a favorable impact on the contingent consideration due to an increase in our cash flow projections and a positive impact due to a decrease in the cost of capital used to discount these cash flows.

Other Gains

For the year ended December 31, 2010, other gains included $0.3 million related to the out-license and sale of certain non-core assets and $0.2 million related to receipt of an R&D tax grant.

Income from Discontinued Operations

There was no income from discontinued operations for the year ended December 31, 2010. The income from discontinued operations in 2009 was largely due to the gain on the sale of QLT USA on October 1, 2009.

Income Taxes

The provision for income taxes was $10.9 million for the year ended December 31, 2010, compared to a recovery of income taxes of $5.3 million for the same period in 2009. The provision for 2010 was primarily the result of the application of a valuation allowance against the Canadian tax assets due to an intra-entity transfer of intellectual property and the resulting shift of related future development expenditures to the acquiring entity. Since insufficient evidence existed to support our future realization of the tax benefits of the acquiring entity, a valuation allowance was applied. The recovery of income taxes for 2009 was largely the result of the litigation charge related to the MGH settlement.

The net 2010 deferred tax asset of $6.3 million was largely the result of contingent consideration, certain research and development credits as well as other temporary differences against which a valuation allowance was not applied.

As of December 31, 2009, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 14 - Income Taxes in Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

General

In 2012 and foreseeable future periods, we expect our cash resources and working capital, cash flow from operations, cash from the collection of the contingent consideration, and other available financing resources to be sufficient to fund current product research and development, operating requirements, liability requirements, acquisition and licensing activities, milestone payments, and potential repurchases of our common shares.

If adequate capital is not available, our business could be materially and adversely affected. Factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; levels of future sales of Visudyne; the progress of our R&D programs, including preclinical and clinical testing; future share repurchases; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; the expiration of our Visudyne patents and potential loss of market exclusivity for Visudyne; pre-launch costs related to commercializing one of our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

Sources and Uses of Cash

We finance operations, product development and capital expenditures primarily through existing cash, proceeds from our commercial operations, sales of assets and interest income.

For the year ended December 31, 2011, we used $16.6 million in cash from operations as compared to generating $4.4 million for the same period in 2010. The $21.0 million negative cash flow variance is primarily attributable to:

•	A negative operating cash flow variance from higher operating and inventory related expenditures of $13.2 million;

•	A negative operating cash flow variance from proceeds related to the fair value change in contingent consideration of $6.4 million;

•	A negative operating cash flow variance from lower net tax refunds of $4.8 million;

•	A negative operating cash flow variance from lower investment and other income of $0.6 million; and

•	A positive operating cash flow variance from higher cash receipts from product sales and royalties of $4.0 million.

During the year ended December 31, 2011, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $30.6 million and proceeds from collection of the mortgage receivable of $2.0 million, offset by capital expenditures of $3.3 million.

For the year ended December 31, 2011, our cash flows used in financing activities consisted primarily of common shares repurchased for $18.8 million including share repurchase costs, offset by $2.2 million received for the issuance of common shares related to the exercise of stock options.

In the first quarter of 2012, we received the remaining CAD $6.0 million from Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust, related to the interest-only second mortgage held on our corporate headquarters, which was due on or before August 29, 2012.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2011, we had $205.6 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 17 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at December 31, 2011, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At December 31, 2011, we had no outstanding forward foreign currency contracts.

Contractual Obligations

In the normal course of business, we enter into purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office space, vehicles and office equipment. The minimum annual commitments related to these agreements are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
(in thousands of U.S. dollars)	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases (2)	$3,649	$2,122	$1,458	$69	$—

Purchase Obligations (3) (4)	13,298	9,660	3,438	200	—

Total	$16,947	$11,782	$4,896	$269	$—

(1)

At December 31, 2011, we had approximately $1.7 million of long-term liabilities associated with uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of future payments, if any, due to uncertainties in the timing of future outcomes of tax audits that may arise. As a result, uncertain tax liabilities are not included in the table above.

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

(3)

Purchase obligations comprise $5.3 million in ongoing research contracts with third-party organizations, $4.0 million in minimum purchase requirements under our agreement with our supplier for the supply of an intermediate material used in the production of Visudyne, and $4.0 million in other outstanding purchase commitments related to the normal course of business. Although all of our material research contracts with third-party organizations are cancelable, we do not intend to cancel such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.

(4)

We have also committed to make potential future milestone payments to third parties as part of our licensing, development, and purchase agreements. Payments under these arrangements generally become due and payable upon achievement of certain developmental, regulatory or commercial milestones. The achievement of these milestones is not probable and therefore, not included in the table above.

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

U.S. Federal Income Tax Information

Special U.S. federal income tax rules apply to “U.S. Holders” (as defined below) of stock of a “passive foreign investment company” (a “PFIC”). As previously disclosed, the Company believes, but cannot offer any assurance, that it was classified as a PFIC for one or more taxable years prior to 2000, and that it was not a PFIC during any of the taxable years from the taxable year ended December 31, 2000 through the taxable year ended December 31, 2007. The Company further believes that it was a PFIC for the taxable years ended December 31, 2008 through 2011, which significantly impacts the U.S. federal income tax consequences to U.S. Holders. The Company is uncertain regarding its potential PFIC status for the taxable year ending December 31, 2012. The Company’s actual PFIC status for a given taxable year will not be determinable until the close of such year and, accordingly, no assurances can be given regarding the Company’s PFIC status in 2012 or any future year. See further discussion of the PFIC rules below. In addition, the following assumes that the common shares are held as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended (the “Code”).

This summary is of a general nature only and is not intended for non-U.S. Holders. Furthermore, it is not intended to constitute, and should not be construed to constitute, legal or tax advice to any particular U.S. Holder, and it does not address U.S. federal income tax considerations that may be relevant to U.S. Holders that are subject to special treatment under U.S. federal income tax law. U.S. Holders are urged to consult their own tax advisors as to the tax consequences in their particular circumstances.

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

The Company believes that it qualified as a PFIC for 2008 through 2011. Please be aware that the Company’s status as a PFIC can have significant adverse tax consequences for U.S. Holders.

A U.S. Holder that holds common shares while the Company is a PFIC may be subject to increased tax liability upon the sale, exchange or other disposition of the common shares or upon the receipt of certain distributions, regardless of whether the Company is a PFIC in the year in which such disposition or distribution occurs. These adverse tax consequences will not apply, however, if (i) a U.S. Holder timely filed and maintained (and in certain cases, continues to maintain), or timely files and maintains, as the case may be, a qualified electing fund (“QEF”) election to be taxed annually on the U.S. Holder’s pro rata portion of the Company’s earnings and profits, (ii) the U.S. Holder timely made or makes, as the case may be, a mark-to-market election as described below, or (iii) a U.S. Holder is eligible to make a “purging” election and timely does so, as described below.

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

Deemed Sale Election. If the Company is a PFIC for any year during which a U.S. Holder holds common shares, but the Company ceases in a subsequent year to be a PFIC (which could occur, for example, if the Company were a PFIC for 2011 but is not a PFIC for 2012), then a U.S. Holder can make a “purging” election, in the form of a deemed sale election, for such subsequent year in order to avoid the adverse PFIC tax treatment described above that would otherwise continue to apply because of the Company having previously been a PFIC. If such election is timely made, the U.S. Holder would be deemed to have sold the common shares held by the holder at their fair market value, and any gain from such deemed sale would be taxed as an excess distribution (as described above). The basis of the common shares would be increased by the gain recognized, and a new holding period would begin for the common shares for purposes of the PFIC rules. The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of the common shares. After the deemed sale election, the U.S. Holder’s common shares with respect to which the deemed sale election was made would not be treated as shares in a PFIC, unless the Company subsequently becomes a PFIC. A U.S. Holder may also be able to make a deemed sale election with respect to the Company’s subsidiaries that are PFICs, if any. The rules regarding deemed sale elections are very complex. U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election with regard to the Company and any subsidiaries.

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

Recent Legislation. Under legislation enacted in 2010, unless otherwise provided by the U.S. Treasury, each U.S. Holder of a PFIC is required to file an annual report on IRS Form 8621 containing such information as the U.S. Treasury may require. Until guidance is issued implementing the new reporting requirements, a U.S. Holder of a PFIC will be required to file IRS Form 8621 only for each taxable year in which such shareholder receives distributions from the PFIC, recognizes gain on a disposition of the PFIC stock, or makes a “reportable election.” In addition, for taxable years beginning after March 18, 2010, legislation enacted in 2010 requires certain U.S. Holders who are individuals to file IRS Form 8938 reporting information relating to an interest in our common shares, subject to certain exceptions (including an exception for common shares held in accounts maintained by certain financial institutions and an exception applicable if the aggregate value of all “specified foreign financial assets” (as defined in the Code) does not exceed $50,000). U.S. Holders should consult their tax advisors regarding any reporting requirements that may apply to them and the effect, if any, of this legislation on their ownership and disposition of our common shares.

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

Outstanding Share Data

As of February 17, 2012, there were 48,954,680 common shares issued and outstanding for a total of $458.3 million in share capital. As of February 17, 2012, we had 6,018,370 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 4,353,852 were exercisable) at a weighted average exercise price of Cdn $5.44 per share. Each stock option is exercisable for one common share.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of QLT Inc.

We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in shareholders’ equity for each of the years in the three year period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Independent Registered Chartered Accountants

Vancouver, Canada

February 23, 2012

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
As at December 31,	2011	2010
(In thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$205,597	$209,478
Accounts receivable (Note 4)	9,985	10,659
Current portion of contingent consideration (Notes 15 and 16)	34,669	36,520
Income taxes receivable	321	61
Inventories (Note 5)	1,938	3,324
Current portion of deferred income tax assets (Note 14)	1,351	3,643
Current portion of mortgage receivable (Note 6)	5,874	2,004
Prepaid and other	1,404	2,958

	261,139	268,647

Property, plant and equipment (Note 7)	4,731	3,035
Deferred income tax assets (Note 14)	1,350	2,700
Mortgage receivable (Note 6)	—	6,013
Long-term inventories and other assets (Note 9)	12,046	13,319
Contingent consideration (Notes 15 and 16)	65,278	94,069

	$344,544	$387,783

LIABILITIES
Current liabilities
Accounts payable	$6,099	$6,031
Income taxes payable	29	716
Accrued liabilities (Note 10)	7,679	6,405

	13,807	13,152

Uncertain tax position liabilities (Note 14)	1,732	1,687

	15,539	14,839

COMMITMENTS AND GUARANTEES (NOTE 17)
CONTINGENCIES (NOTE 19)

SHAREHOLDERS’ EQUITY
Share capital (Note 12)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	458,118	479,998
December 31, 2011 –48,927,742 shares
December 31, 2010 –51,154,392 shares
Additional paid in-capital	296,003	287,646
Accumulated deficit	(528,085)	(497,669)
Accumulated other comprehensive income	102,969	102,969

	329,005	372,944

	$344,544	$387,783

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,	September 30,
Year ended December 31,	2011	2010	2009
(In thousands of U.S. dollars except per share information)

Revenues
Net product revenue (Note 13)	$28,376	$31,093	$42,106
Royalties (Note 3)	13,852	13,604	—

	42,228	44,697	42,106

Costs and expenses
Cost of sales	10,414	15,204	20,198
Research and development	43,533	33,485	28,590
Selling, general and administrative	25,683	20,808	18,337
Depreciation	1,433	1,202	1,403
Litigation (Note 19)	—	—	20,662
Purchase of in-process research and development (Note 8)	—	—	7,517
Restructuring recovery	—	—	(263)

	81,063	70,699	96,444

Operating loss	(38,835)	(26,002)	(54,338)

Investment and other income (expense)
Net foreign exchange (losses) gains	(147)	363	7,003
Interest income	673	1,834	4,339
Interest expense	—	—	(1,848)
Fair value change in contingent consideration (Notes 15 and 16)	10,078	16,493	3,279
Other gains	629	674	28

	11,233	19,364	12,801

Loss from continuing operations before income taxes	(27,602)	(6,638)	(41,537)

(Provision for) recovery of income taxes (Note 14)	(2,814)	(10,901)	5,317

Loss from continuing operations	$(30,416)	$(17,539)	$(36,220)

Income from discontinued operations, net of income taxes (Note 15)	—	—	135,654

Net (loss) income	$(30,416)	$(17,539)	$99,434

Basic and diluted net (loss) income per common share
Continuing operations	$(0.61)	$(0.33)	$(0.64)
Discontinued operations	—	—	2.41

Net (loss) income	$(0.61)	$(0.33)	$1.77

Weighted average number of common shares outstanding (thousands)
Basic	50,105	52,382	56,194
Diluted	50,105	52,382	56,194

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	September 30,	September 30,	September 30,
Year ended December 31,	2011	2010	2009
(In thousands of U.S. dollars)

Net (loss) income	$(30,416)	$(17,539)	$99,434

Other comprehensive income:
Change in foreign currency translation adjustment	—	—	5,763

Other comprehensive income	—	—	5,763

Comprehensive (loss) income	$(30,416)	$(17,539)	$105,197

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
Year ended December 31,	2011	2010	2009
(In thousands of U.S. dollars)

Cash flows (used in) provided by operating activities
Net (loss) income	$(30,416)	$(17,539)	$99,434
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation	1,433	1,202	1,403
Write-down of inventory	—	—	8,114
Write-down of fixed assets, investments and deposit	—	—	448
Share-based compensation	2,973	2,494	2,161
Unrealized foreign exchange (gains) losses	131	(331)	2,290
Interest on restricted cash	—	—	(295)
Interest earned on note receivable	—	(741)	(250)
Deferred income taxes	3,661	12,872	(5,510)
Gain on sale of long-lived assets	(269)	(425)	—
Gain on sale of discontinued operations	—	—	(107,363)
Changes in non-cash operating assets and liabilities
Appeal bond collateral	—	—	124,622
Long-term deposits and other assets	2,139	3,115	5,599
Accounts receivable	1,029	(1,186)	8,143
Inventories	2,118	1,006	(833)
Accounts payable	236	2,040	(1,920)
Income taxes receivable / payable	(937)	5,553	47,371
Accrued restructuring charge	—	—	(743)
Other accrued liabilities	1,324	633	(124,306)
Deferred revenue	—	(4,244)	(1,723)

	(16,578)	4,449	56,642

Cash provided by investing activities
Net proceeds from sale of property, plant & equipment	19	108	116
Net proceeds from sale of investment in QLT USA	—	10,000	16,477
Purchase of property, plant and equipment	(3,317)	(1,589)	(1,094)
Proceeds from sale of long-lived assets	—	317	—
Proceeds from mortgage receivable	2,004	3,822	—
Proceeds from contingent consideration(1)	30,641	20,490	5,162

	29,347	33,148	20,661

Cash used in financing activities
Common shares repurchased, including fees	(18,839)	(17,246)	(55,911)
Issuance of common shares	2,182	910	125

	(16,657)	(16,336)	(55,786)

Effect of exchange rate changes on cash and cash equivalents	7	103	1,202

Net (decrease) increase in cash and cash equivalents	(3,881)	21,364	22,719
Cash and cash equivalents, beginning of year	209,478	188,114	165,395

Cash and cash equivalents, end of year	$205,597	$209,478	$188,114

Supplementary cash flow information:

Interest paid	$—	$—	$1,832
Income taxes paid	994	2,002	6,305

Non-cash investing activity:

(1)

On October 1, 2009, all of the shares of QLT USA were sold to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. The purchase price included contingent consideration of $200.0 million which had a fair value of $156.2 million on October 1, 2009, representing a non-cash investing activity.

During the year ended December 31, 2011, proceeds received on collection of the contingent consideration totalled $40.7 million (2010 - $37.0 million). Approximately $30.6 million (2010 - $20.5 million) of the proceeds were included within cash provided by investing activities. The remaining $10.1 million (2010 - $16.5 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net (loss) income line item within cash (used in) provided by operating activities.

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive		Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)		Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2009	74,620,328	$702,221	$123,367	$(579,564)	$97,206		$343,230

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $3.73 per share and U.S. $3.78 per share	35,751	170	(45)	—	—		125

Stock-based compensation	—	—	2,266	—	—		2,266

Common share repurchase	(20,866,790)	(196,368)	150,004	—	—		(46,364)

Other comprehensive income:
Cumulative translation adjustment from application of U.S. dollar reporting	—	—	—	—	5,763		5,763

Net income	—	—	—	99,434	—		99,434

Balance at December 31, 2009	53,789,289	$506,023	$275,592	$(480,130)	$102,969		$404,454

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	265,585	1,243	(333)	—	—		910
Stock-based compensation	—	—	2,365	—	—		2,365

Common share repurchase	(2,900,482)	(27,268)	10,022	—	—		(17,246)

Net loss	—	—	—	(17,539)	—		(17,539)

Balance at December 31, 2010	51,154,392	$479,998	$287,646	$(497,669)	$102,969		$372,944

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	451,867	3,226	(931)	—	—		2,295

Stock-based compensation	—	—	3,021	—	—		3,021

Common share repurchase	(2,678,517)	(25,106)	6,267	—	—		(18,839)

Net loss	—	—	—	(30,416)	—		(30,416)

Balance at December 31, 2011	48,927,742	$458,118	$296,003	$(528,085)	$102,969	(1)	$329,005

(1)

At December 31, 2011, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar. See Note 3 - Significant Accounting Policies.

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. We are focused on developing our synthetic retinoid program for the treatment of certain inherited retinal diseases, developing our proprietary punctal plug delivery system, as well as U.S. marketing of our commercial product, Visudyne®, for the treatment of wet age related macular degeneration (“wet AMD”).

1. BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts herein are expressed in U.S. dollars unless otherwise noted.

On October 1, 2009, the Eligard® product line was divested as part of the sale of all of the shares of our wholly owned U.S. subsidiary, QLT USA, Inc. (“QLT USA”). In accordance with the accounting standard for discontinued operations, the results of operations related to this disposition have been excluded from continuing operations and reported as discontinued operations for 2009.

2. PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for excess inventory, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, stock-based compensation, provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

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

Property, Plant and Equipment

Leasehold improvements are depreciated over the expected useful life but in no case longer than the lease term, except when the lease renewal has been determined to be reasonably assured and failure to renew the lease imposes a penalty on the Company. Property, plant and equipment are recorded at cost and amortized as follows:

	September 30,	September 30,
	Method	Years

Office furnishings, fixtures and other	Straight-line	5
Research and commercial manufacturing equipment	Straight-line	3-5
Computer hardware and operating system	Straight-line	3-5

Revenue Recognition

With respect to Visudyne, under the terms of the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (“Amended PDT Agreement”), on January 1, 2010 we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. As a result, we have established a commercial presence in the U.S., operating a direct marketing and sales force through one of our U.S. subsidiaries, QLT Ophthalmics, Inc., and have rights to all end-user revenue derived from U.S. Visudyne sales. Novartis continues to market and sell Visudyne for ophthalmic use outside the U.S. and now pays us a royalty on net sales of the product outside the U.S., instead of the 50% share of Novartis’ net proceeds from Visudyne sales that was payable under the previous PDT Product Development, Manufacturing and Distribution Agreement. We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and our U.S. specialty wholesale distributors.

Net Product Revenue

Net product revenues for periods after 2009 have been derived from sales of Visudyne to distributors in the U.S. and to Novartis outside the U.S., plus reimbursement of certain costs from Novartis. We recognize revenue from the sale of Visudyne when persuasive evidence of an arrangement exists, delivery has occurred, the end selling price of Visudyne is fixed or determinable, and collectibility is reasonably assured. For U.S. Visudyne sales, provisions for certain vendor charge-backs, discounts, Medicaid rebates, distributor fees and product returns are accounted for as a reduction of revenue in the same period the related revenue is recorded. Rebates, vendor charge-backs, and discounts are estimated based on contractual terms, historical experience, and projected market conditions. Distributor fees are estimated based on the level of inventory in the distribution channel and adjusted to reflect actual experience. Product returns are estimated based on historical experience and business trends. We recognize revenue upon delivery, when title and risk of loss passes to Novartis and other distributors.

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

Royalties

Under the Amended PDT Agreement, Novartis is required to pay us a royalty of 20% of net sales outside the U.S. until December 31, 2014, and 16% of net sales thereafter, until the expiry of the Amended PDT Agreement on December 31, 2019. We recognize royalties when product is sold by Novartis to end customers based on royalty rates specified in the Amended PDT Agreement with Novartis. Royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by Novartis.

Inventory and Cost of Sales

For periods after 2009, Visudyne cost of sales, consisting of expenses related to the production of bulk Visudyne, royalty expense on Visudyne sales and ongoing damages related to the Massachusetts Eye and Ear Infirmary judgment (See Note 19 – Contingencies), are charged against earnings in the period that we sell to distributors in the U.S. and to Novartis outside the U.S. Through December 31, 2009, Visudyne cost of sales were charged against earnings in the period that Novartis sold to end customers.

We utilize a standard costing system, which includes a reasonable allocation of overhead expenses, to account for inventory and cost of sales, with adjustments being made periodically to reflect current conditions. Losses on manufacturing purchase commitments are immediately charged to cost of sales. Our standard costs are estimated based on management’s best estimate of annual production volumes and material costs. Overhead expenses comprise direct and indirect support activities related to manufacturing and involve costs associated with activities such as quality inspection, quality assurance, supply chain management, safety and regulatory. Overhead expenses are allocated to inventory at various stages of the manufacturing process under a standard costing system. Unallocated overheads are recognized as cost of sales in the period in which they are incurred. For periods after 2009, overhead was allocated to cost of sales as Visudyne was sold to our distributors in the U.S. and to Novartis outside the U.S. Through December 31, 2009, overhead was allocated to cost of sales as Visudyne was sold by Novartis to third parties.

Stock-Based Compensation

ASC topic 718 requires stock-based compensation to be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. We recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

The Company has a Directors’ Deferred Share Unit Plan (“DDSU Plan”) for non-employee directors. We recognize compensation expense for Deferred Share Units (“DSUs”) based on the market price of the Company’s stock. A vested DSU is convertible to cash only, and the obligations for future settlement of DSUs are accrued as compensation expense as the DSUs vest and are included in accrued liabilities. Each reporting period, obligations are revalued for changes in the market value of QLT’s common shares. See Note 12 – Share Capital.

Research and Development

Research and development costs, including certain acquired in-process research and development related to acquired assets or group of assets that do not meet the definition of a business under applicable accounting standards, are expensed as incurred. These costs generally consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative support provided to the research and development programs and involve costs associated with support activities such as rent, facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Patent application, filing and defense costs are expensed as incurred.

Income Taxes

Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carryforwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient capital gains and taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Changes in valuation allowances are included in our tax provision, or within discontinued operations in the period of change.

Derivative Financial Instruments

Periodically, we may enter into foreign exchange contracts to manage exposure to currency rate fluctuations related to our expected future net earnings and cash flows. The foreign exchange contracts are not designated as hedging instruments and, as a result, all foreign exchange contracts are marked to market and the resulting gains and losses are recorded in the statement of income in each reporting period. There were no foreign exchange contracts outstanding at December 31, 2011.

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

Contingencies Related to Legal Proceedings

We record a liability in the consolidated financial statements for actions when a loss is considered probable and the amount can be reasonably estimated. If the loss is not probable or a range cannot reasonably be estimated, no liability is recorded in the consolidated financial statements.

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

The following table sets out the computation of basic and diluted net (loss) income per common share:

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars, except per share data)	2011	2010	2009
Numerator:
Loss from continuing operations	$(30,416)	$(17,539)	$(36,220)
Income from discontinued operations, net of income taxes	—	—	135,654

Net (loss) income	$(30,416)	$(17,539)	$99,434

Denominator: (thousands)
Weighted average common shares outstanding	50,105	52,382	56,194
Effect of dilutive securities:
Stock options	—	—	—

Diluted weighted average common shares outstanding	50,105	52,382	56,194

Basic and diluted net (loss) income per common share:
Continuing operations	$(0.61)	$(0.33)	$(0.64)
Discontinued operations	—	—	2.41

Net (loss) income	$(0.61)	$(0.33)	$1.77

Excluded from the calculation of diluted net (loss) income per common share for the year ended December 31, 2011 were 6,048,197 shares (in 2010 - 6,100,101 shares, in 2009 - 4,833,050 shares) related to stock options because their effect was anti-dilutive.

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

Advertising and Promotional Expenses

We expense advertising and promotional costs in the period in which they are incurred. For years ended December 31, 2011 and 2010, advertising and promotional expenses related to U.S. Visudyne sales totaled approximately $0.3 million and $0.6 million, respectively. For 2009 and prior years, Novartis was responsible for all marketing costs.

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

Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The prospective adoption of this standard on January 1, 2011, did not have a material impact on our financial condition, results of operations or cash flows.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASU’s require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. Our adoption of these standards in the fourth quarter of 2011 did not have a material impact on our financial condition, results of operations or cash flows.

4. ACCOUNTS RECEIVABLE

	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010

Visudyne	$8,877	$10,139
Trade and other	1,108	520

	$9,985	$10,659

At December 31, 2011 and 2010, accounts receivable related to Visudyne represents amounts due from our distributors in the U.S. for sale of bulk Visudyne to them, and amounts due from Novartis relating to the 20% royalties due on net sales outside the U.S. as well as reimbursement of specified royalty and other costs. Our principal U.S. wholesale distributor of Visudyne is ASD Speciality Healthcare, Inc. and our other distributor is Priority Healthcare Distribution, Inc.

5. INVENTORIES

	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010

Raw materials and supplies	$50	$74
Work-in-process	26,098	28,045
Finished goods	171	274
Provision for excess inventory	(11,077)	(11,077)
Provision for non-completion of inventory	(2,185)	(2,185)

	$13,057	$15,131

Long-term inventory (See Note 9)	(11,119)	(11,807)

Current inventory	$1,938	$3,324

Our provision for excess inventory of $11.1 million, which was substantially applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand. During the year ended December 31, 2011, there was no charge against this provision.

During the years ended December 31, 2011 and 2010, there were no charges against the provision for non-completion of product inventory.

6. MORTGAGE RECEIVABLE

Under the terms of the original mortgage agreement, our mortgage receivable was due on August 29, 2010 and comprised a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”), in 2008. Effective August 29, 2010, we entered into an amended mortgage agreement with Discovery Parks, pursuant to which we received payment of CAD $4.0 million on August 30, 2010. The remaining mortgage receivable of CAD $8.0 million comprised a 7.5% interest-only second mortgage, of which CAD $1.0 million was received in each of the first and second quarters of 2011 and the remaining $6.0 million was received in the first quarter of 2012.

7. PROPERTY, PLANT AND EQUIPMENT

	September 30,	September 30,	September 30,
	2011
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Leasehold improvements	$484	$205	$279
Office furnishings, fixtures, and other	551	177	374
Research equipment	5,031	1,914	3,117
Commercial manufacturing equipment	2,277	2,233	44
Computer hardware and operating system	13,300	12,383	917

	$21,643	$16,912	$4,731

	September 30,	September 30,	September 30,
	2010
		Accumulated	Net
(In thousands of U.S. dollars)	Cost	Depreciation	Book Value

Leasehold improvement	$460	$110	$350
Office furnishings, fixtures, and other	352	103	249
Research equipment	2,494	1,281	1,213
Commercial manufacturing equipment	2,320	2,239	81
Computer hardware and operating system	12,957	11,815	1,142

	$18,583	$15,548	$3,035

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

Sale of QLT USA

On October 1, 2009, we divested our Eligard product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. See Note 15 – Discontinued Operations.

9. LONG-TERM INVENTORIES AND OTHER ASSETS

	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010
Inventory, net of provisions (See Note 5)	$11,119	$11,807
Other	927	1,512

	$12,046	$13,319

10. ACCRUED LIABILITIES

	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010

Royalties	$1,122	$1,225
Compensation	4,756	3,780
DDSU compensation	1,801	1,400

	$7,679	$6,405

11. FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. The facility allows us to enter into a maximum of $50.0 million in spot or forward foreign exchange contracts for terms up to 15 months. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At December 31, 2011 and 2010, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.

12. SHARE CAPITAL

(a)	Authorized Shares

There were no changes to the authorized share capital of QLT for the years ended December 31, 2011 and 2010.

(b)	Share Buy-Back Programs

On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to 3,615,285 of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12-month period commencing December 16, 2010 under a normal course issuer bid. All purchases were effected in the open market through the facilities of the NASDAQ, and in accordance with regulatory requirements. All common shares repurchased were cancelled. Total purchases under this program were 2,700,817 common shares at an average price of $6.99 per share, for a total cost of $18.9 million.

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

We repurchased 2,678,517 common shares at a cost of $18.7 million during 2011, compared to 2,900,482 common shares at a cost of $17.1 million during 2010 (not including stock repurchase fees for both years). We retired all of these shares as they were acquired. In connection with this retirement, we recorded an increase in additional paid-in capital of $6.3 million in 2011 and $10.0 million in 2010.

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

Share Reserve. We have reserved an aggregate of 7.8 million common shares for issuance under the QLT Plan. Common shares with respect to options that are not exercised in full will be available for grant under subsequent options under the plan. In addition, the number of common shares reserved for issuance to any one person shall not, in the aggregate, exceed five percent of the issued and outstanding common shares (on a non-diluted basis). The Compensation Committee of our Board of Directors will not grant options to a director who is not an employee or executive of QLT where such grant will result in such director being awarded options with an aggregate grant value in excess of CAD $100,000 in any one year. At December 31, 2011, options to purchase an aggregate total of 6.0 million common shares were outstanding under the QLT Plan and exercisable in the future at prices ranging between CAD $2.44 and CAD $8.48 per common share.

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

Stock option activity with respect to our QLT Plan is presented below.

	September 30,	September 30,	September 30,
(In CAD dollars)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at January 1, 2009	5,086,487	$7.95

Granted	1,338,500	2.85
Exercised	(16,197)	3.35
Forfeited and expired	(581,978)	17.49

Outstanding at December 31, 2009	5,826,812	$5.84

Granted	1,390,600	6.26
Exercised	(265,585)	3.56
Forfeited and expired	(851,726)	9.74

Outstanding at December 31, 2010	6,100,101	$5.49

Granted	1,430,900	7.19
Exercised	(451,867)	4.98
Forfeited and expired	(1,030,937)	8.36

Outstanding at December 31, 2011	6,048,197	$5.44	2.44

Exercisable at December 31, 2011	4,246,394	$4.99	1.81

Stock option activity with respect to all other previous option plans of the Company are presented below:

	September 30,	September 30,
(In U.S. dollars)	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2009	255,207	$9.52

Granted	—	—
Exercised	(19,554)	3.78
Forfeited and expired	(157,182)	10.94

Outstanding at December 31, 2009	78,471	$8.13

Granted	—	—
Exercised	—	—
Forfeited and expired	(78,471)	8.13

Outstanding at December 31, 2010	—	$—

As of December 31, 2011, we maintain one equity compensation plan, the QLT Plan. The number of options issued and outstanding under the QLT Plan was 12% of the issued and outstanding common shares.

We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions:

	September 30,	September 30,	September 30,
	2011	2010	2009

Annualized volatility	48.8%	53.8%	53.8%
Risk-free interest rate	2.1%	2.3%	1.8%
Expected life (years)	3.7	3.7	3.6
Dividends	—	—	—

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

The weighted average grant date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009 was as follows:

	September 30,	September 30,	September 30,
(In CAD dollars)	2011	2010	2009

Weighted average grant date fair value of stock options granted	$2.78	$2.62	$1.18

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011, 2010 and 2009 was as follows:

	September 30,	September 30,	September 30,
(In thousands of CAD dollars)	2011	2010	2009

Aggregate intrinsic value of options outstanding	$12,406	$13,458	$6,154
Aggregate intrinsic value of options exercisable	10,903	8,533	2,187

The intrinsic value of stock options exercised and the related cash received from exercise of stock options during the years ended December 31, 2011, 2010 and 2009 was as follows:

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

Intrinsic value of stock options exercised	$1,022	$687	$42
Cash from exercise of stock options	2,295	910	125

At December 31, 2011, total unrecognized compensation cost related to non-vested stock options granted prior to that date was $4.2 million, which is expected to be recognized over 36 months with a weighted-average period of 1.9 years. Upon option exercise, we issue new shares of stock. The total share-based compensation cost of stock options capitalized as part of inventory for the years ended December 31, 2011, 2010 and 2009 was negligible.

The impact on our results of operations of recording stock option compensation for the years ended December 31, 2011, 2010, and 2009 was as follows:

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

Cost of sales	$101	$163	$31
Research and development	1,470	1,308	939
Selling, general and administrative	1,402	1,023	1,208
Discontinued operations	—	—	(17)

Share option compensation expense	2,973	2,494	2,161

Related income tax benefits	(162)	(136)	(48)

(d)	Deferred Share Units

We have a DDSU Plan for non-employee directors. Under the DDSU Plan, at the discretion of the Board of Directors, non-employee directors can receive all or a percentage of their equity-based compensation in the form of DSUs, each of which has a value equal to the closing price of QLT’s common shares on the Toronto Stock Exchange on the trading day immediately prior to the Board approval of the grant. A vested DSU is convertible into cash only (no share is issued), and is automatically converted after the non-employee director ceases to be a member of the Board unless the director is removed from the Board for just cause. The DSUs vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. The value of a vested DSU, when converted to cash, is equivalent to the closing price of a QLT common share on the date the conversion takes place.

DSU activity is presented below.

September 30,
Number of Options

Outstanding at January 1, 2009	157,500

Granted	52,500
Redeemed	—
Cancelled	—

Outstanding at December 31, 2009	210,000

Granted	60,000
Redeemed	—
Cancelled	—

Outstanding at December 31, 2010	270,000

Granted	60,000
Redeemed	—
Cancelled	—

Outstanding at December 31, 2011	330,000

Vested at December 31, 2011	250,937

The obligation to pay the cash amount is recorded as a liability in our financial statements and is marked-to-market in each reporting period. See Note 4 – Accrued Liabilities. No cash payment for the DDSU Plan was made for the years ended December 31, 2011, 2010 and 2009. The impact on our results of operations of recording DSU compensation for the years ended December 31, 2011, 2010 and 2009 was as follows:

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

Research and development	$120	$173	$194
Selling, general and administrative	322	457	254

Deferred share unit compensation expense	$442	$630	$448

13. NET PRODUCT REVENUE

Under the terms of the Amended PDT Agreement with Novartis, on January 1, 2010, we received from Novartis the exclusive U.S. rights to the Visudyne patents to sell and market Visudyne in the U.S. In the year ended December 31, 2010, previously deferred revenue of $5.0 million related to inventory previously shipped to Novartis for sales outside the U.S. was recognized as revenue.

Net product revenue for the years ended December 31, 2011 and 2010 was determined as follows:

	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010

U.S. Visudyne sales by QLT	$21,022	$22,597
Visudyne sales to Novartis	5,924	6,988
Add: Royalties and other costs reimbursed to QLT	1,430	1,508

Net product revenue from Visudyne sales	$28,376	$31,093

Net product revenue for the year ended December 31, 2009 was determined as follows:

September 30,
(In thousands of U.S. dollars)	2009

Visudyne sales by Novartis	$105,657
Less: Marketing and distribution costs	(34,346)
Less: Inventory costs	(6,031)
Less: Royalties to third parties	(2,276)

Novartis’ net proceeds from Visudyne sales	$63,004

QLT’s 50% share of Novartis’ net proceeds from Visudyne sales	$31,502
Add: Advance on inventory costs from Novartis	5,608
Add: Royalties reimbursed to QLT	2,272
Add: Other costs reimbursed to QLT	2,724

Revenue from Visudyne sales	$42,106

The tables below summarize end-user Visudyne sales for the years ended December 31, 2011, 2010 and 2009. Beginning January 1, 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). Prior to 2010, Visudyne was sold solely by Novartis on a worldwide basis, and our revenue was derived from our 50% share of Novartis’ net proceeds from Visudyne sales.

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

U.S.	$21,022	$22,597	$30,809
Europe	25,528	26,243	29,639
Rest of World	43,729	41,778	45,209

Worldwide	$90,279	$90,618	$105,657

	September 30,	September 30,	September 30,
	2011	2010	2009

U.S.	23%	25%	29%
Europe	28%	29%	28%
Rest of World	49%	46%	43%

Worldwide	100%	100%	100%

14. INCOME TAXES

Loss from continuing operations before income taxes was as follows:

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

Canada	$(28,931)	$15,330	$(15,624)
United States and other	1,329	(21,968)	(25,913)

Loss from continuing operations before income taxes	$(27,602)	$(6,638)	$(41,537)

The components of the (provision for) recovery of income taxes were as follows:

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

Canada	$(2,748)	$(11,501)	$5,156
United States and other	(66)	600	161

(Provision for) recovery of income taxes	$(2,814)	$(10,901)	$5,317

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

Current income taxes	$857	$1,971	$530
Deferred income taxes	(3,671)	(12,872)	4,787

(Provision for) recovery of income taxes	$(2,814)	$(10,901)	$5,317

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax income consisted of the following:

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars, except as noted)	2011	2010	2009

Loss from continuing operations before income taxes	$(27,602)	$(6,638)	$(41,537)
Canadian statutory tax rates	26.50%	28.50%	30.00%

Expected income tax recovery	$7,315	$1,892	$12,461
Net increase in valuation allowance	(12,817)	(22,791)	(11,179)
Non-taxable portion of capital gains	1,401	5,850	849
Tax (cost) recovery of undistributed earnings of affiliates	—	(82)	1,613
Foreign tax rate differences	(238)	2,511	2,537
Investment tax credits	3,278	2,904	1,626
Stock options	(778)	(574)	(547)
Future tax rate reductions	(583)	(427)	(1,385)
Other	(392)	(184)	(658)

(Provision for) recovery of income taxes	$(2,814)	$(10,901)	$5,317

The $2.8 million provision for income taxes relates primarily to a drawdown of the contingent consideration tax asset associated with the current period gain on the fair value change, income taxes associated with our mix of income allocable to our activities in the U.S., as well as the reversal of a prepaid tax asset set up at December 31, 2010 in relation to profits on intercompany sales that had not been sold to third parties at that time. The latter is not expected to be a recurring item in the future.

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010

Deferred tax assets
Net operating loss carryforwards	$24,547	$14,927
Contingent consideration	1,739	3,073
Research and development tax credit carryforwards	6,150	4,978
Capital loss carryforwards	35,723	35,699
Depreciable and amortizable assets	10,090	11,037
Provision for excess and non-completion of inventory	3,315	3,315
Other temporary differences	1,602	1,660

Total gross deferred income tax assets	$83,166	$74,689
Less: valuation allowance	(80,465)	(68,346)

Total deferred income tax assets	$2,701	$6,343
Less: current portion	(1,351)	(3,643)

Net long-term portion of deferred income tax assets	$1,350	$2,700

Deferred tax liabilities
Tax cost of undistributed earnings	(27)	(82)

Total deferred income tax liabilities	$(27)	$(82)

Net deferred income tax assets	$2,674	$6,261

At December 31, 2011, our valuation allowance increased primarily because there was insufficient evidence to support current or future realization of the tax benefits associated with our current period development expenditures as well as certain other expenditures. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may be limitations on the utilization of our accumulated net operating losses and federal and state tax credit carryforwards as a result of changes in control that have occurred. There may also be an inability to utilize a significant amount of our accumulated net operating losses, capital loss carryforwards and federal and state tax credit carryforwards to the extent future changes in control occur for tax purposes.

At December 31, 2011, we had approximately $75.4 million of total operating loss carryforwards, $40.1 million of which relate to Canada and the balance of $35.3 million relate to our U.S. subsidiaries. The loss carryforwards expire at various dates through 2031. We also had approximately $6.2 million of federal and state research and development credits available for carryforward of which approximately $1.2 million were generated by our U.S. subsidiaries. The research and development credit carryforwards expire at various dates through 2031. We also had approximately $282.7 million of capital loss carryforwards which carryforward indefinitely. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities.

The following table summarizes the activity related to our unrecognized tax benefits:

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

Balance as at January 1	$1,687	$1,489	$766
Increases related to current year tax positions	—	—	365
Changes in tax positions of a prior period	45	198	358
Settlements	—	—	—
Lapse of Statute of Limitations	—	—	—

Balance as at December 31	$1,732	$1,687	$1,489

The total amount of unrecognized tax benefits at December 31, 2011 that, if recognized, would not impact the effective tax rate is $1.7 million.

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

QLT Inc. and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we believe we are subject to tax. In jurisdictions in which QLT Inc. and its subsidiaries do not believe we are subject to tax and therefore do not file income tax returns, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of QLT Inc. or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that we claim, we are not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Our major tax jurisdictions are Canada and the U.S. With few exceptions, QLT Inc. and its subsidiaries should not be subject to Canadian income tax examinations in respect of taxation years before 2007 and U.S. income tax examinations in respect of taxation years before 2008.

15. DISCONTINUED OPERATIONS

On October 1, 2009, we divested the Eligard product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010 and we are entitiled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft which, effective March 1, 2011, has been assigned to Astellas Pharma Europe Ltd. for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of December 31, 2011, we had received an aggregate $86.1 million of contingent consideration. We expect to receive the remaining $113.9 million on a quarterly basis, over the next three to four years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We have not had any continuing involvement with this business following its sale.

We recognized a pre-tax gain of $107.4 million related to this transaction. The assets sold included $31.7 million of income tax assets, $14.9 million of accounts receivable, $10.6 million of inventory, $1.3 million of fixed and other assets, and $23.1 million of goodwill. Liabilities of $7.3 million were assumed by Tolmar. See Note 16 - Financial Instruments and Concentration of Credit Risk for further information on fair value of contingent consideration.

In accordance with the accounting standard for discontinued operations, the results of operations related to QLT USA have been excluded from continuing operations and reported as discontinued operations for 2009.

Operating results of QLT USA included in discontinued operations are summarized as follows:

September 30,
(In thousands of U.S. dollars)	January 1, 2009 - October 1, 2009
Net product revenue	$28,625
Royalties	32,148

60,773

Operating income	29,174
Other gains	1,828
Gain on sale of discontinued operations	107,363

Income for discontinued operations before income taxes	138,365
Provision for income taxes	(2,711)

Net income from discontinued operations	$135,654

16. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, the mortgage receivable and, from time to time, forward currency contracts. The mortgage is recorded as a receivable and is carried at amortized cost. Based on market information, the book value of our mortgage receivable approximates fair value. We received full payment of the mortgage receivable in the first quarter of 2012. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	September 30,	September 30,	September 30,	September 30,
	Carrying Value December 31,	Fair Value Measurements at December 31, 2011
(In thousands of U.S .dollars)	2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$205,597	$205,597	$—	$—
Contingent consideration(1)	99,947	—	—	99,947

Total	$305,544	$205,597	$—	$99,947

	September 30,	September 30,	September 30,	September 30,
	Carrying Value December 31,	Fair Value Measurements at December 31, 2010
(In thousands of U.S .dollars)	2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$209,478	$209,478	$—	$—
Contingent consideration(1)	130,589	—	—	130,589

Total	$340,067	$209,478	$—	$130,589

(1)

To estimate the fair value of contingent consideration at December 31, 2011 and 2010, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 9.0% determined by management after considering all available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration at December 31, 2011 would decrease by $1.3 million, from $99.9 million to $98.6 million. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration at December 31, 2011 would decrease by $1.2 million, from $99.9 million to $98.7 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

September 30,
(In thousands of U.S. dollars)	Level 3

Balance at January 1, 2010	$151,078
Transfers to Level 3	—
Settlements	(36,982)
Fair value change in contingent consideration	16,493

Balance at December 31, 2010	$130,589
Transfers to Level 3	—
Settlements	(40,720)
Fair value change in contingent consideration	10,078

Balance at December 31, 2011	$99,947

We purchase goods and services primarily in U.S. dollars and Canadian dollars, and earn most of our revenues in U.S. dollars.

At December 31, 2011 and 2010, we had no outstanding forward foreign currency contracts. The net unrealized loss in respect of foreign currency contracts for the year ended December 31, 2009 was approximately $0.1 million which was included in our results of operations.

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

In the U.S., we rely on ASD Specialty Healthcare, Inc. (our principal U.S. wholesale distributor of Visudyne) and Priority Healthcare Distribution, Inc. to distribute Visudyne to end-user customers. If we are unable to continue to secure and maintain the necessary agreements with our wholesale distributors to accomplish this in a timely manner on terms favorable to us or at all, supply of Visudyne in the U.S. may be adversely affected. Our accounts receivable, as at December 31, 2011, comprised approximately 38% (2010 - 38%) owing from Novartis, approximately 44% (2010 - 48%) owing from ASD Specialty Healthcare, Inc. and approximately 7% (2010 - 8%) owing from Priority Healthcare Distribution, Inc. We have a high degree of customer concentration in our business. Novartis accounted for 50% of our total revenues and our two wholesale distributors accounted for the other 50% of our total revenues.

17. COMMITMENTS AND GUARANTEES

In conjunction with the sale of our land and building on August 29, 2008, we entered into a five-year operating lease with Discovery Parks for office and laboratory space. We have two options to renew this lease for an additional five years each, at the greater of the current contractual lease rate or the fair market value at the time of each renewal.

We are committed to pay a portion of the actual operating expenses under our lease agreements for office space. These operating expenses are not included in the table below. Estimated operating lease payments for office space, motor vehicles and office equipment payable over the next five years are as follows:

September 30,
(In thousands of U.S. dollars)
Year ending December 31,

2012	$2,122
2013	1,370
2014	89
2015	68
2016 and thereafter	—

Total	$3,649

Rent expense amounted to $2.2 million in 2011, $2.0 million in 2010, and $1.6 million in 2009.

In connection with the sale of assets and businesses, we provided indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2011, no amount has been accrued in relation to indemnities.

Milestone and Royalty Obligations

We have committed to make potential future milestone payments to third parties as part of our various licensing, development and purchase agreements. Payments under these arrangements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. The achievement of these milestones has not occurred as of December 31, 2011 and has not been recorded in our financial statements.

QLT091001. Under the terms of a co-development agreement we entered into with Retinagenix LLC (“Retinagenix”) in April 2006, we obtained an exclusive, worldwide license and sub-license under certain intellectual property rights owned or controlled by Retinagenix related to the synthetic retinoid compound under development, and are responsible for using commercially reasonable and diligent efforts to develop and commercialize in certain major markets and other markets as we reasonably determine, one or more products covered by the licensed rights or developed using such licensed rights for use in diagnosing, treating or preventing certain human diseases and conditions. Pursuant to the agreement, we have agreed to pay, in the case of the first target indication for such products, $1.0 million upon initiation of the first pivotal trial and up to a total of an additional $11.5 million upon the achievement of other specified development or regulatory milestones and, for each of up to two additional indications, up to a total of $9.0 million upon achievement of specified development or regulatory milestones. If we commercialize such products, we will also pay Retinagenix royalties of between 4% and 6% of net sales, subject to reduction under certain specified circumstances. Retinagenix is also eligible to receive up to a total of $15.0 million upon achievement of specified cumulative sales milestones for such products.

Punctal Plug Drug Delivery System. We acquired the punctal plug drug delivery technology as a result of the acquisition of ForSight Newco II, Inc. (“ForSight”) by our U.S. subsidiary pursuant to the terms of a merger agreement dated October 8, 2007. Under the terms of the merger agreement, we have agreed to use commercially reasonable efforts to develop and commercialize in certain major markets a specified number of punctal plug products claimed under the patents we acquired in the ForSight acquisition and from which pharmaceutical preparations are delivered to the eye. We have also agreed to pay the former ForSight stockholders royalties equal to 10% of net sales of such products made by us or our licensees, subject to reduction under certain specified conditions. The total amount of royalties payable by us are capped on a product by product basis at certain specified aggregate amounts. In addition, if we grant licenses to unaffiliated third parties with respect to the intellectual property acquired as part of the acquisition of ForSight for punctal plug products, we have agreed to pay the former ForSight stockholders 10% of any payments received from such third parties in consideration for such license in the form of up-front fees, maintenance fees, milestone payments and similar fees or payments, and a specified percentage of any amounts recovered in any action to enforce the licensed patents. Also, to the extent we develop and commercialize such products, we have agreed to pay the former ForSight stockholders $5.0 million upon initiation of the first Phase III pivotal clinical trial for a punctal plug product that delivers latanoprost, and $20.0 million upon the first commercial sale in the United States of a first punctal plug product that delivers latanoprost that meets certain clinical or regulatory criteria. The former ForSight stockholders are also eligible to receive $20.0 million upon the first commercial sale of the first additional punctal plug product covered by ForSight’s intellectual property rights and $15.0 million upon the first commercial sale of each additional punctal plug product covered by ForSight’s intellectual property rights thereafter.

18. SEGMENT INFORMATION

We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthalmology. Our chief operating decision makers review our operating results on a company-wide basis and manage our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.

Details of our revenues and property, plant and equipment by geographic segments are as follows:

Revenues(1)

	September 30,	September 30,	September 30,
(In thousands of U.S. dollars)	2011	2010	2009

U.S.	$21,022	$22,597	$16,394
Europe	11,555	12,817	10,960
Canada	361	619	2,526
Japan	3,981	3,760	8,301
Other	5,309	4,904	3,925

	$42,228	$44,697	$42,106

Property, plant and equipment

	September 30,	September 30,	September 30,

(In thousands of U.S. dollars)	2011	2010	2009

Canada	$4,071	$2,570	$1,977
U.S.	660	465	620

	$4,731	$3,035	$2,597

(1)

Revenues are attributable to a geographic segment based on the location of the customer. With effect from 2010, under the Amended PDT Agreement, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. Previously, Visudyne was sold solely by Novartis on a worldwide basis, and they contributed all of our total revenues.

19. CONTINGENCIES

From time to time we are involved in legal proceedings arising in the ordinary course of business. There are currently no material pending legal proceedings.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Deloitte & Touche LLP, the independent registered chartered accountants that audited our December 31, 2011 consolidated annual financial statements, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of QLT Inc.

We have audited the internal control over financial reporting of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 23, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Independent Registered Chartered Accountants

Vancouver, Canada

February 23, 2012

Item 9B. OTHER INFORMATION

None

PART III

The Information required by Items 10 through 14 of Part III of this Report are incorporated by reference from the proxy statement for use in connection with the Company’s annual meeting of shareholders to be held on May 24, 2012.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for this Item is incorporated by reference from the information set forth under the headings “Director Nomination Process,” “Audited Consolidated Financial Statements and Additional Information,” “Report of the Audit and Risk Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Code of Ethics and Code of Exemplary Conduct,” “Election of Directors” and “Board of Directors and Board Committees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 24, 2012.

We have a code of business conduct and ethics that applies to our Board of Directors and all of our executives and employees. We also have a code of exemplary conduct for senior financial officers that applies to our principal executive officer, all senior financial managers, including the principal financial and accounting officer, our treasurer, controller, internal legal counsel, corporate secretary, and all other company officers. Information regarding our codes is available on our website at www.qltinc.com, and is incorporated by reference to the information set forth under the heading “Corporate Code of Ethics and Code of Exemplary Conduct” in our definitive proxy statement for our annual meeting of shareholders to be held on May 24, 2012. Information on our website is not incorporated by reference and does not form a part of this Report. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or a waiver from, a provision of our codes by posting such amendment or waiver on our website. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 887 Great Northern Way, Suite 101, Vancouver, B.C, Canada V5T 4T5.

OUR EXECUTIVE OFFICERS

The following table sets forth information about our executive officers as of February 17, 2012. The executive officers listed below serve in their respective capabilities at the discretion of our Board of Directors.

Name	Age	Position

Robert L. Butchofsky	50	President and Chief Executive Officer

Cameron R. Nelson	46	Senior Vice President, Finance and Chief Financial Officer

Linda M. Lupini	52	Senior Vice President, Human Resources and Organizational Development

Alexander R. Lussow	49	Senior Vice President, Commercial Operations and Business Development

Suzanne M. Cadden	52	Senior Vice President, Development

Item 11.	EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from the information set forth under the headings “2012 Independent Director Compensation Program,” “Equity-Based Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Executive Compensation,” “2011 Summary Compensation Table,” “Grants of Plan Based-Awards for the Fiscal Year Ended December 31, 2011 Table,” “Potential Payments Upon Termination or Change-in-Control,” “Outstanding Equity Awards at 2011 Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Compensation Discussion and Analysis” and “Post-Employment Compensation and Change in Control Arrangements” in our definitive proxy statement for our annual meeting of shareholders to be held on May 24, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2011:

	September 30,		September 30,		September 30,
	(a)		(b)		(c)
PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (QLT 2000 Incentive Stock Option Plan)	6,048,197	(1)	$5.35	(2)	649,336

Total	6,048,197		$5.35		649,336

(1)

The QLT 2000 Incentive Stock Option Plan, as amended and restated effective May 5, 2009, provides for the issuance of common stock to employees, consultants, officers and directors of QLT and its affiliates.

(2)

Options were granted/priced in Canadian dollars at a weighted average exercise price of CAD $5.44 but have been converted to U.S. dollars for disclosure purposes using the December 31, 2011 period end rate published by the Federal Reserve Bank of New York: U.S.$1.00 = CAD$1.0168.

Other information required for this Item is incorporated by reference from the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our annual meeting of shareholders to be held on May 24, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from the information set forth under the headings “Indebtedness of Directors and Executive Officers,” “Potential Payments upon Termination or Change in Control,” “Interest of Certain Persons in Material Transactions,” “Independence of Directors” and “Independence of Committee Members” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 24, 2012.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for this Item is incorporated by reference from the information set forth under the heading “Report of the Audit and Risk Committee” in our definitive proxy statement for use in connection with the annual meeting of shareholders to be held on May 24, 2012.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(i)	The following financial statement documents are included as part of Item 8 to this Form 10-K.

Reports of Independent Registered Chartered Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (loss) Income

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

Schedule II - Valuation and Qualifying Accounts for the Years ended December 31, 2011, 2010 and 2009.

Provision for non-completion of inventory

(In thousands of U.S. dollars)

	September 30,	September 30,	September 30,	September 30,	September 30,
Year	Balance at beginning of year	Additions charged to costs and expenses	Charged / (credited) to other accounts(1)	Write-offs and provision reduction	Balance at end of year

2011	$2,185	$—	$—	$—	$2,185
2010	2,185	—	—	—	2,185
2009	1,874	—	311	—	2,185

(1)	Foreign currency translation adjustments.

Provision for excess inventory

(In thousands of U.S. dollars)

	September 30,	September 30,	September 30,	September 30,	September 30,
Year	Balance at beginning of year	Additions charged to costs and expenses	Charged / (credited) to other accounts(1)	Write-offs and provision reduction	Balance at end of year

2011	$11,077	$—	$—	$—	$11,077
2010	11,560	—	—	(483)	11,077
2009	2,471	8,114	975	—	11,560

(1)	Foreign currency translation adjustments.

Deferred tax asset valuation allowance

(In thousands of U.S. dollars)

	September 30,	September 30,	September 30,	September 30,
Year	Balance at beginning of year	Additions charged to costs and expenses	Write-offs and provision reduction	Balance at end of year

2011	$68,346	$13,689	$(1,570)	$80,465
2010	58,669	17,540	(7,863)	68,346
2009	9,843	48,826	—	58,669

Exhibits

The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2012

QLT INC.

By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cameron R. Nelson
Cameron R. Nelson, Senior Vice President, Finance and Chief Financial Officer
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

Signatures	Title	Date

/s/ Robert L. Butchofsky	President, Chief Executive Officer and Director	February 23, 2012
Robert L. Butchofsky	(Principal Executive Officer)

/s/ Cameron R. Nelson	Senior Vice President, Finance and Chief Financial Officer	February 23, 2012
Cameron R. Nelson	(Principal Financial and Accounting Officer)

/s/ C. Boyd Clarke	Chairman of the Board of Directors and Director	February 23, 2012
C. Boyd Clarke

/s/ Bruce L.A. Carter	Director	February 23, 2012
Bruce L.A. Carter

/s/ Peter A. Crossgrove	Director	February 23, 2012
Peter A. Crossgrove

/s/ Kathryn E. Falberg	Director	February 23, 2012
Kathryn E. Falberg

/s/ Ian J. Massey	Director	February 23, 2012
Ian J. Massey

/s/ Joseph L. Turner	Director	February 23, 2012
Joseph L. Turner

/s/ L. Jack Wood	Director	February 23, 2012
L. Jack Wood

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

Exhibit	Description	Location

2.1	Asset Purchase Agreement dated December 20, 2006 by and among QLT USA, Inc., Tolmar, Inc. and Dillford Company S.A. (1)	Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.2	Agreement and Plan of Merger dated June 14, 2004 by and among QLT Inc., Aspen Acquisition Corp. and Atrix Laboratories, Inc.	Annex A to the Company’s Joint Proxy Statement/Prospectus on Form S-4 dated October 14, 2004.

2.3	Agreement and Plan of Merger dated October 8, 2007 by and among QLT Inc., 3088923, Inc., ForSight Newco II, Inc. and the Stockholders Representatives named therein.(1)	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 2007 and filed with the Commission on October 11, 2007.

2.4	Purchase Agreement dated June 6, 2008 by and between QLT USA, Inc. and Allergan Sales, LLC.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

2.5	Stock Purchase Agreement dated October 1, 2009 between QLT Inc. and TOLMAR Holding, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 1, 2009 and filed with the Commission on October 7, 2009.

3.0	Articles of QLT Inc. dated May 25, 2005.	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on June 1, 2005.

4.1	Shareholder Rights Plan Agreement, as amended and restated, dated April 8, 2005 between QLT Inc. and ComputerShare Trust Company of Canada.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 8, 2005 and filed with the Commission on April 13, 2005.

4.2	Registration Rights Agreement, as amended and restated, dated December 17, 2004 by and among QLT Inc., Elan International Services, Ltd. and Elan Pharmaceutical Investments III, Ltd.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.1	Agreement dated April 8, 1982 by and among Quadra Logic Technologies Inc., Dr. Julia Levy and the University of British Columbia.	Exhibit to the Company’s Registration Statement on Form F-1 (File No. 33-31222) filed with the Commission on September 25, 1989.

10.2	Agreement dated January 15, 1988 by and among Quadra Logic Technologies Inc., Dr. David Dolphin and the University of British Columbia.	Exhibit to the Company’s Annual Report on Form 20-F for the year ended December 31, 1988.

10.3	Royalty Adjustment and Stock Option Agreement dated August 10, 1989 between Quadra Logic Technologies Inc. and Dr. David Dolphin.	Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

10.4	Royalty Agreement dated December 15, 1987 between Quadra Logic Technologies Inc. and Dr. David Dolphin.	Exhibit to the Company’s Amendment No. 1 to the Registration Statement on Form F-1 dated November 6, 1989.

10.5*	1998 QLT Incentive Stock Option Plan.	Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.6*	2000 QLT Incentive Stock Option Plan (as amended in 2002); (formerly numbered 10.70).	Exhibit to the Company’s Registration Statement on Form S-8 filed with the Commission on September 20, 2002.

Exhibit	Description	Location

10.7*	Employment Agreement dated December 18, 2001 between QLT Inc. and Paul J. Hastings.	Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.8*	Employment Agreement dated May 19, 2000 between QLT Inc. and Alain Curaudeau.	Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.9	PDT Product Development, Manufacturing and Distribution Agreement dated July 1, 1994 between Quadra Logic Technologies Inc. and CIBA Vision AG, Hettlingen (now Novartis Pharma AG).	Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.10	BPD-MA Verteporfin Supply Agreement dated March 12, 1999 between QLT PhotoTherapeutics Inc. and Parkedale Pharmaceuticals, Inc. (1)	Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.11	BPD-MA Presome Supply Agreement dated February 6, 2008 between QLT PhotoTherapeutics Inc. and Nippon Fine Chemical Co., Ltd. (1)	Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.12	BPD-MA Supply Agreement dated December 11, 1998 between QLT PhotoTherapeutics Inc. and Raylo Chemicals Limited. (1)	Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.13	License Agreement dated December 8, 1998 between QLT PhotoTherapeutics Inc. and The General Hospital Corporation. (1)	Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.14	Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated July 23, 2001 between QLT Inc. and Novartis Ophthalmics AG. (1)	Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.15	Amending Agreement to PDT Product Development, Manufacturing and Distribution Agreement dated July 22, 2003 between QLT Inc. and Novartis Ophthalmics AG (now a division of Novartis Pharma AG).	Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.16	Agreement and Plan of Merger dated June 14, 2004 by and among QLT Inc., Aspen Acquisition Corp. and Atrix Laboratories, Inc..	See Exhibit 2.2 above.

10.17	License and Royalty Agreement dated August 8, 2000 between Atrix Laboratories, Inc. and Pfizer Inc.	Exhibit 99.3 to Atrix Laboratories, Inc.’s Current Report on Form 8-K dated August 8, 2000 and filed with the Commission on September 7, 2000.

10.18	Collaboration, Development and Supply Agreement dated August 28, 2000 between Atrix Laboratories, Inc. and Sandoz, Inc. (formerly Geneva Pharmaceuticals, Inc.)	Exhibit 10.13 to Atrix Laboratories, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.19	Collaboration, License and Supply Agreement dated December 8, 2000 between Atrix Laboratories, Inc. and Sanofi-Synthelabo Inc. as amended through February 15, 2007. (1)	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.20	Collaboration, License and Supply Agreement dated April 4, 2001 between Atrix Laboratories, Inc. and MediGene as amended through May 17, 2006. (1)	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit	Description	Location

10.21*	Separation Letter Agreement with Michael J. Doty dated April 15, 2005.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 15, 2005 and filed with the Commission on April 21, 2005.

10.22*	QLT Inc. 2005 Cash Incentive Plan dated May 10, 2005.	Exhibit 10.01 to the Company’s Current Report on Form 8-K dated May 10, 2005 and filed with the Commission on May 16, 2005.

10.23*	Deferred Share Unit Plan For Non-Employee Directors.	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.24*	Change of Control Agreement dated August 8, 2005 between QLT Inc. and Cameron Nelson.	Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.25*	Letter Agreement dated September 23, 2005 between QLT Inc. and Paul J. Hastings.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2005 and filed with the Commission on September 26, 2005.

10.26*	Employment Agreement dated September 26, 2005 between QLT Inc. and Robert L. Butchofsky.	Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.27*	Change of Control Agreement dated September 26, 2005 between QLT Inc. and Robert L. Butchofsky.	Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.28*	Employment Agreement dated November 8, 2005 between QLT Inc. and Cameron Nelson.	Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.29*	Consultancy Agreement dated December 7, 2005 between QLT Inc. and Dr. Mohammad Azab.	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.30*	Employment Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan.	Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.31*	Change of Control Agreement dated December 9, 2005 between QLT USA, Inc. and Michael R. Duncan.	Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.32*	Form of Stock Option Agreement for stock option grants to senior employees and executive officers.	Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.33*	Employment Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan.	Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.34*	Change of Control Agreement dated May 31, 2006 between QLT Inc. and Peter J. O’Callaghan.	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.35	Settlement, Release and Patent License dated February 9, 2007 by and among QLT USA, Inc., Takeda Pharmaceutical Company Limited, Wako Pure Chemical Industries, Ltd., TAP Pharmaceutical Products Inc., Abbott Laboratories, Limited – Laboratories Abbott, Limited and Sanofi-Synthelabo, Inc.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit	Description	Location

10.36	Eligard Manufacturing and Supply Agreement dated December 22, 2006 between QLT USA, Inc. and Tolmar, Inc. (1)	Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.37	Amended and Restated Contribution Agreement dated February 9, 2007 between QLT USA, Inc. and Sanofi-Synthelabo, Inc. (1)	Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.38	Settlement Agreement dated March 2, 2007 between QLT Inc. and Massachusetts Eye and Ear Infirmary.(1)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.39*	Separation Letter Agreement with Alain Curaudeau dated January 18, 2008.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2008 and filed with the Commission on January 25, 2008.

10.40	Amended and Restated License Agreement dated December 14, 2007 between QLT Inc. and the University of British Columbia.(1)	Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.41*	2007 Cash Incentive Bonus Plan for Executive Officers.	Item 1.01 of the Company’s Current Report on Form 8-K dated February 27, 2007 and filed with the Commission on March 3, 2007.

10.42*	2007 Cash Incentive Compensation Structure for Executive Officers.	Item 5.02 of the Company’s Current Report on Form 8-K dated May 17, 2007 and filed with the Commission on May 23, 2007.

10.43*	2007 Base Salary for Chief Executive Officer.	Item 5.02 of the Company’s Current Report on Form 8-K dated April 16, 2007 and filed with the Commission on April 20, 2007.

10.44	QLT Guarantee dated June 6, 2008.	Exhibit 10.44 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

10.45	Sale and Purchase Agreement dated May 15, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. as amended by each of: an Amending Agreement dated July 4, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., an Amended and Restated Sale and Purchase Agreement dated July 11, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Third Amending Agreement dated July 16, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fourth Amending Agreement dated July 18, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fifth Amending Agreement dated July 23, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Sixth Amending Agreement dated July 25, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Second Amended and Restated Sale and Purchase Agreement dated July 30, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. and an Eighth Amending Agreement dated August 7, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Ltd.	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit	Description	Location

10.46	License Agreement dated August 25, 2008 by and between QLT USA, Inc. and Reckitt Benckiser Pharmaceuticals Inc. (1)	Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A dated August 25, 2008 and filed with the Commission on September 3, 2008.

10.47	Amendment No. 8 to BPD-MA Presome Supply Agreement dated December 29, 2008 by and between QLT Inc. and Nippon Fine Chemical Co., Ltd. (1)	Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.48	Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement dated October 16, 2009 between QLT Inc. and Novartis Pharma AG.	Exhibit 10.48 to the Company’s Current Report on Form 8-K dated October 16, 2009 and filed with the Commission on October 22, 2009.

10.49*	2000 QLT Incentive Stock Option Plan (as amended and restated effective May 5, 2009).	Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 14, 2009.

10.50*	Employment Agreement dated April 12, 2010 between QLT Inc. and Dr. Dipak Panigrahi.	Exhibit 10.50 to the Company’s Current Report on Form 8-K dated April 29, 2010 and filed with the Commission on May 5, 2010.

10.51*	Change of Control Agreement dated April 12, 2010 between QLT Inc. and Dr. Dipak Panigrahi.	Exhibit 10.51 to the Company’s Current Report on Form 8-K dated April 29, 2010 and filed with the Commission on May 5, 2010.

10.52	Distribution Services Agreement dated effective as of January 1, 2010 by and between QLT Ophthalmics, Inc. and ASD Specialty Healthcare, Inc. d/b/a Besse Medical. (1)	Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) dated November 1, 2010.

10.53*	Amendment Agreement to Employment Agreement dated February 3, 2011 between QLT Inc. and Dr. Dipak Panigrahi.	Exhibit 10.53 to the Company’s Current Report on Form 8-K dated January 31, 2011 and filed with the Commission on February 4, 2011.

10.54	Co-Development Agreement dated effective as of April 4, 2006 by and between QLT Inc. and Retinagenix, LLC, as amended by letter agreements dated August 10, 2006, September 11, 2008 and October 20, 2010 between QLT Inc. and Retinagenix, LLC. (1)	Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.55*	Employment Agreement dated September 14, 2010 between QLT Inc. and Suzanne M. Cadden.	Exhibit 10.55 to the Company’s Current Report on Form 8-K dated September 14, 2011 and filed with the Commission on September 19, 2011.

10.56*	Change of Control Agreement dated September 15, 2011 between QLT Inc. and Suzanne M. Cadden.	Exhibit 10.56 to the Company’s Current Report on Form 8-K dated September 14, 2011 and filed with the Commission on September 19, 2011.

11	Statement re: computation of per share earnings.	Filed herewith.

21	Subsidiaries of QLT Inc.	Filed herewith.

23	Consent of Deloitte & Touche LLP.	Filed herewith.

Exhibit	Description	Location

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Senior Vice President, Finance, and Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Robert L. Butchofsky, President and Chief Executive Officer.	Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Cameron R. Nelson, Senior Vice President, Finance, and Chief Financial Officer.	Filed herewith.

Notes:

*	Denotes executive compensation plans or arrangements.

(1)

Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.