Form 10-Q
period 2012-03-31
QLT INC/BC
filed 2012-05-03
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17082

QLT INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 – 887 Great Northern Way, Vancouver, B.C., Canada	V5T 4T5
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (604) 707-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 30, 2012, the registrant had 49,070,638 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

TABLE OF CONTENTS

ITEM		PAGE
	PART I - FINANCIAL INFORMATION
1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	2

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	4

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and year ended December 31, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

4.	CONTROLS AND PROCEDURES	22

	PART II - OTHER INFORMATION

1.	LEGAL PROCEEDINGS	23

1A.	RISK FACTORS	23

6.	EXHIBITS	23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$207,193	$205,597
Accounts receivable	9,505	9,985
Current portion of contingent consideration (Notes 9 and 11)	35,779	34,669
Income taxes receivable	264	321
Inventories (Note 2)	3,713	1,938
Current portion of deferred income tax assets	1,322	1,351
Mortgage receivable (Note 3)	—	5,874
Prepaid and other	2,435	1,404

	260,211	261,139
Property, plant and equipment	4,622	4,731
Deferred income tax assets	1,223	1,350
Long-term inventories and other assets (Note 4)	10,723	12,046
Contingent consideration (Notes 9 and 11)	57,188	65,278

	$333,967	$344,544

LIABILITIES
Current liabilities
Accounts payable	$6,100	$6,099
Income taxes payable	61	29
Accrued liabilities (Note 5)	5,932	7,679

	12,093	13,807
Uncertain tax position liabilities	1,795	1,732

	13,888	15,539

SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding	458,952	458,118
Common shares
March 31, 2012 – 49,070,638 shares
December 31, 2011 – 48,927,742 shares
Additional paid-in capital	296,520	296,003
Accumulated deficit	(538,362)	(528,085)
Accumulated other comprehensive income	102,969	102,969

	320,079	329,005

	$333,967	$344,544

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
(In thousands of U.S. dollars except share and per share information)	2012	2011
Revenues
Net product revenue (Note 8)	$5,531	$5,590
Royalties	3,461	3,310

	8,992	8,900

Costs and expenses
Cost of sales	1,363	1,338
Research and development	12,620	9,734
Selling, general and administrative	6,419	7,096
Depreciation	408	342

	20,810	18,510

Operating loss	(11,818)	(9,610)
Investment and other income
Net foreign exchange (losses) gains	(117)	279
Interest income	33	210
Fair value change in contingent consideration (Notes 9 and 11)	1,942	2,282
Other gains	52	—

	1,910	2,771

Loss before income taxes	(9,908)	(6,839)
Provision for income taxes (Note 10)	(369)	(1,710)

Net loss	$(10,277)	$(8,549)

Basic and diluted net loss per common share	$(0.21)	$(0.17)
Weighted average number of common shares outstanding (thousands)
Basic	48,984	51,023
Diluted	48,984	51,023

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
Net loss	$(10,277)	$(8,549)
Other comprehensive income	—	—

Other comprehensive loss	$(10,277)	$(8,549)

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
Cash used in operating activities
Net loss	$(10,277)	$(8,549)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	408	342
Share-based compensation	721	929
Unrealized foreign exchange losses (gains)	197	(168)
Deferred income taxes	193	602
Changes in non-cash operating assets and liabilities
Accounts receivable	121	1,423
Inventories	(425)	(588)
Long-term deposits and other assets	(1,039)	686
Accounts payable	146	(956)
Income taxes receivable / payable	93	(787)
Other accrued liabilities	(1,876)	(2,143)

	(11,738)	(9,209)

Cash provided by investing activities
Purchase of property, plant and equipment	(492)	(1,188)
Net proceeds from sale of long-lived assets	250	—
Proceeds from mortgage receivable	5,874	1,049
Proceeds from contingent consideration(1)	6,980	8,889

	12,612	8,750

Cash provided by (used in) financing activities
Common shares repurchased, including fees	—	(3,675)
Issuance of common shares	720	348

	720	(3,327)

Effect of exchange rate changes on cash and cash equivalents	2	177

Net increase (decrease) in cash and cash equivalents	1,596	(3,609)
Cash and cash equivalents, beginning of period	205,597	209,478

Cash and cash equivalents, end of period	$207,193	$205,869

Supplementary cash flow information:
Interest paid	$—	$—
Income taxes paid	83	829

Non-cash investing activity:

(1)	On October 1, 2009, all of the shares of QLT USA, Inc. (“QLT USA”) were sold to TOLMAR Holding, Inc. (“Tolmar”). The purchase price included contingent consideration, representing a non-cash investing activity. See Note 9 – Contingent Consideration

During the three months ended March 31, 2012, proceeds received on collection of the contingent consideration totalled $8.9 million (2011 - $11.2 million). Approximately $7.0 million (2011 - $8.9 million) of the proceeds were included within cash provided by investing activities. The remaining $1.9 million (2011 - $2.3 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net loss line item within cash used in operating activities.

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2011	51,154,392	$479,998	$287,646	$(497,669)	$102,969		$372,944
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	451,867	3,226	(931)	—	—		2,295
Stock-based compensation	—	—	3,021	—	—		3,021
Common share repurchase	(2,678,517)	(25,106)	6,267	—	—		(18,839)
Net loss	—	—	—	(30,416)	—		(30,416)

Balance at December 31, 2011	48,927,742	$458,118	$296,003	$(528,085)	$102,969		$329,005
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	142,896	834	(222)	—	—		612
Stock-based compensation	—	—	739	—	—		739
Net loss	—	—	—	(10,277)	—		(10,277)

Balance at March 31, 2012	49,070,638	$458,952	$296,520	$(538,362)	$102,969	(1)	$320,079

(1)	At March 31, 2012 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011. All amounts are expressed in United States dollars unless otherwise noted.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for excess inventory, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

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

Royalties

Under the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement (“Amended PDT Agreement”), Novartis is required to pay us a royalty of 20% of net sales outside the U.S. until December 31, 2014, and 16% of net sales thereafter, until the expiry of the Amended PDT Agreement on December 31, 2019. We recognize royalties when product is sold by Novartis to end customers based on royalty rates specified in the Amended PDT Agreement. Royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by Novartis.

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

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed in accordance with the treasury stock method, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of potentially issuable common stock from outstanding stock options.

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended March 31,
(In thousands of U.S. dollars, except share and per share data)	2012	2011
Numerator:
Net loss	$(10,277)	$(8,549)

Denominator: (thousands)
Weighted average common shares outstanding	48,984	51,023
Effect of dilutive securities:
Stock options	—	—

Diluted weighted average common shares outstanding	48,984	51,023

Basic and diluted net loss per common share	$(0.21)	$(0.17)

For the three months ended March 31, 2012, 6,005,357 shares (2011 – 5,409,301 shares) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

Fair Value of Financial Assets and Liabilities

The carrying values of cash and cash equivalents, trade receivables and payables, and contingent consideration approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Our adoption of these standards in the fourth quarter of 2011 did not have a material impact on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was effective for interim and annual periods beginning on or after December 15, 2011. The prospective application of this standard on January 1, 2012, did not have a material impact on our financial condition, results of operations or cash flows.

2. INVENTORIES

(In thousands of U.S. dollars)	March 31, 2012	December 31, 2011
Raw materials and supplies	$51	$50
Work-in-process	25,026	26,098
Finished goods	1,687	171
Provision for excess inventory	(11,077)	(11,077)
Provision for non-completion of inventory	(2,185)	(2,185)

	$13,502	$13,057
Long-term inventory, net of provisions	(9,789)	(11,119)

Current inventory	$3,713	$1,938

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.1 million, which was substantially applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand. During the three months ended March 31, 2012 and December 31, 2011, there was no charge against this provision.

We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three months ended March 31, 2012 and December 31, 2011, there were no charges against the provision for non-completion of product inventory.

We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 – Long-Term Inventories and Other Assets.

3. MORTGAGE RECEIVABLE

Under the terms of the original mortgage agreement, our mortgage receivable was due on August 29, 2010 and comprised a two-year, 6.5% interest-only, second mortgage in the amount of CAD $12.0 million related to the sale of our land and building to Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”), in 2008. Effective August 29, 2010, we entered into an amended mortgage agreement with Discovery Parks, pursuant to which we received payment of CAD $4.0 million on August 30, 2010. The remaining mortgage receivable of CAD $8.0 million comprised a 7.5% interest-only second mortgage, of which CAD $1.0 million was received in each of the first and second quarters of 2011 and the remaining CAD $6.0 million was received in the first quarter of 2012.

4. LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	March 31, 2012	December 31, 2011
Inventory, net of provisions	$9,789	$11,119
Other	934	927

	$10,723	$12,046

5. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2012	December 31, 2011
Royalties	$1,125	$1,122
Compensation	2,890	4,756
Directors’ Deferred Share Units compensation	1,917	1,801

	$5,932	$7,679

6. FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. The facility allows us to enter into a maximum of $50.0 million in spot or forward foreign exchange contracts for terms up to 15 months. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At March 31, 2012 and December 31, 2011, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.

7. SHARE CAPITAL

(a) Share Buy-Back Programs

On December 8, 2010, we announced that our Board of Directors authorized the repurchase of up to 3,615,285 of our issued and outstanding common shares, being 10% of our public float as of December 9, 2010, over a 12-month period commencing December 16, 2010 under a normal course issuer bid. All purchases were effected in the open market through the facilities of the NASDAQ, and in accordance with regulatory requirements. All common shares repurchased were cancelled. Total purchases under this program were 2,700,817 common shares at an average price of $6.99 per share, for a total cost of $18.9 million. The normal course issuer bid expired on December 15, 2011.

(b)	Stock Options

We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended March 31,
	2012	2011
Annualized volatility	50.0%	55.4%
Risk-free interest rate	1.4%	2.4%
Expected life (years)	3.7	3.7

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our stock options.

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,
(In CAD dollars)	2012	2011
Weighted average grant date fair value of stock options granted	$2.69	$2.97

At March 31, 2012, total unrecognized estimated compensation cost related to non-vested stock options was $4.0 million, which is expected to be recognized over 36 months with a weighted average period of 1.9 years.

The intrinsic value of stock options exercised and the related cash from exercise of stock options during the three months ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
Intrinsic value of stock options exercised	$433	$257
Cash from exercise of stock options	$608	$707

Upon option exercise, we issue new shares of stock. The share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible for all periods presented above.

The impact on our results of operations of recording stock-based compensation for the three months ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
Cost of sales	$4	$5
Research and development	456	328
Selling, general and administrative	261	596

Stock-based compensation expense before income taxes	721	929
Related income tax benefits	(44)	(29)

Stock-based compensation, net of income taxes	$677	$900

(c) Deferred Share Units (“DSUs”)

No cash payment under the Directors Deferred Share Units Plan was made during the three months ended March 31, 2012 and 2011.

The impact on our results of operations of recording DSU compensation for the periods ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
Research and development	$22	$(10)
Selling, general and administrative	52	(26)

Deferred share unit compensation expense	$74	$(36)

8. NET PRODUCT REVENUE

Net product revenue for the three months ended March 31, 2012 and 2011 was determined as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
U.S. Visudyne sales by QLT	$5,168	$5,242
Add: Royalties and other costs reimbursed to QLT	363	348

Net product revenue from Visudyne sales	$5,531	$5,590

The tables below summarize end-user Visudyne sales for the three months ended March 31, 2012 and 2011. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 – Condensed Summary of Significant Accounting Policies.

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
U.S.	$5,168	$5,242
Europe	6,024	6,947
Rest of World	11,280	9,602

Worldwide	$22,472	$21,791

	Three months ended March 31,
	2012	2011
U.S.	23%	24%
Europe	27%	32%
Rest of World	50%	44%

Worldwide	100%	100%

9. CONTINGENT CONSIDERATION

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010 and we are entitled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft which effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024.

As of March 31, 2012, we had received an aggregate $95.1 million of contingent consideration. We expect to receive the remaining $104.9 million on a quarterly basis, over the next three to four years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We have not had any continuing involvement with this business following its sale. See Note 11 – Financial Instruments and Concentration of Credit Risk.

10. INCOME TAXES

The $0.4 million provision for income taxes for the three months ended March 31, 2012 related primarily to a drawdown of the contingent consideration tax asset associated with the current period gain on the fair value change and income taxes associated with our mix of income allocable to our activities in the U.S. The $1.7 million provision for the three months ended March 31, 2011 was higher primarily because that period reflected a reversal of a prepaid tax asset that was set up at December 31, 2010 in relation to profits on intra - entity sales that had not been sold to third parties at that time. As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our operating expenditures, the benefit of certain tax assets has not been recognized in the three months ended March 31, 2012 and 2011.

11. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value March 31, 2012	Fair Value Measurements at March 31, 2012
(In thousands of U.S .dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$207,193	$207,193	$—	$—
Contingent consideration(1)	92,967	—	—	92,967

Total	$300,160	$207,193	$—	$92,967

	Carrying Value December 31, 2011	Fair Value Measurements at December 31, 2011
(In thousands of U.S .dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$205,597	$205,597	$—	$—
Contingent consideration(1)	99,947	—	—	99,947

Total	$305,544	$205,597	$—	$99,947

(1)	To estimate the fair value of contingent consideration at March 31, 2012 and December 31, 2011, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 9%, determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration at March 31, 2012 would decrease by $1.2 million, from $93.0 million to $91.8 million. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration at March 31, 2012 would decrease by $1.2 million, from $93.0 million to $91.8 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at January 1, 2011	$130,589
Transfers to Level 3	—
Settlements	(40,720)
Fair value change in contingent consideration	10,078

Balance at December 31, 2011	$99,947
Transfers to Level 3	—
Settlements	(8,922)
Fair value change in contingent consideration	1,942

Balance at March 31, 2012	$92,967

We purchase goods and services primarily in U.S. dollars and Canadian dollars, and earn most of our revenues in U.S. dollars. As at each of March 31, 2012 and December 31, 2011, we had no outstanding forward foreign currency contracts.

Other financial instruments that potentially subject us to concentration of credit risk include our cash, cash equivalents, accounts receivable and contingent consideration. To limit our credit exposure in regards to cash and cash equivalents, we deposit our cash with high quality financial institutions and the primary goals of our treasury policy are capital preservation and liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

In the U.S., we rely on ASD Specialty Healthcare, Inc. (our principal U.S. wholesale distributor of Visudyne) and Priority Healthcare Distribution, Inc. to distribute Visudyne to end-user customers. If we are unable to continue to secure and maintain the necessary agreements with our wholesale distributors to accomplish this in a timely manner on terms favorable to us or at all, supply of Visudyne in the U.S. may be adversely affected. Our accounts receivable, as at March 31, 2012, comprised approximately 43% (December 31, 2011 – 44%) owing from ASD Specialty Healthcare, Inc., approximately 40% (December 31, 2011 – 38%) owing from Novartis, and approximately 9% (December 31, 2011 – 7%) owing from Priority Healthcare Distribution, Inc. We have a high degree of customer concentration in our business. For the three months ended March 31, 2012, our two wholesale distributors accounted for 57% (2011 – 59%) of our total revenues and Novartis accounted for the other 43% (2011 – 41%) of our total revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report”).

All of the following amounts are expressed in U.S. dollars unless otherwise indicated.

Note regarding Trademarks

The following words used in this Report are trademarks:

•	Eligard® is a registered trademark of Sanofi S.A.

•	Visudyne® is a registered trademark of Novartis AG.

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

On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of March 31, 2012, we had received an aggregate $95.1 million of contingent consideration.

Research and Development

Our current research and development efforts are focused on:

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently conducting Phase Ib clinical proof-of-concept studies of QLT091001, a synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”) due to inherited genetic mutations in retinal pigment epithelium protein 65 (RPE65) or lecithin:retinol acyltransferase (LRAT).

Positive preliminary results from our Phase Ib clinical proof-of-concept study were reported for the 14 subject cohort of LCA patients in 2011 and for the 17 subject cohort of early-onset RP patients in March 2012. We continue to monitor LCA and RP subject follow-up at the seven investigator sites in Canada, the U.S. and Europe. Two separate retreatment studies in LCA and RP subjects, respectively, have been initiated to provide retreatment for these subjects, as needed, in order to examine the safety, efficacy and tolerability of repeat dosing cycles of QLT091001 administered over seven days. Pre-clinical and clinical studies are also ongoing to further evaluate the safety and tolerability of QLT091001. We are also continuing our dialogue with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), with respect to the design and protocol requirements for a potential pivotal trial for LCA later in 2012.We anticipate following a similar design and protocol for a potential pivotal trial in RP, which we are planning to initiate in 2013. Data from the LCA and RP subjects will be presented in May 2012 at the Association for Research in Vision and Ophthalmology (ARVO) 2012 Annual Meeting.

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. The drug has also been granted two Fast Track designations by the FDA for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes. In May 2011, the United States Patent and Trademark Office issued a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 27, 2027, including the period of Patent Term Adjustment.

Punctal Plug Drug Delivery System for the treatment of Glaucoma. We are developing a minimally invasive, proprietary punctal plug drug delivery system with the goal of delivering a variety of drugs topically to the eye through controlled sustained release to the tear film. Our first product candidate is targeting the treatment of glaucoma and ocular hypertension through the sustained delivery of latanoprost in our punctal plug delivery system (“L-PPDS”). On August 29, 2011, we announced positive data from our Phase II clinical study on the safety and efficacy of the L-PPDS in subjects with glaucoma and ocular hypertension after four weeks of treatment with the L-PPDS. The trial featured simultaneous placement of latanoprost-eluting punctal plugs in both the upper and lower puncta for delivery of a daily drug load with a goal of enabling a 5 mmHg or greater reduction in intraocular pressure. We have initiated two additional Phase II L-PPDS clinical trials to further evaluate the safety, efficacy and duration of effect of the L-PPDS, including assessment of the effect of tearing, latanoprost dosage and the single versus double plug approaches. Analysis and results from these trials are expected in the second half of 2012. We are also conducting a separate device study in volunteers to further study the longer term handling, comfort and retention of upper and lower punctal plug iterations. If Phase II development activities are successful in advancing the program, our goal is to commence Phase III clinical development activities for the L-PPDS in the second half of 2013.

We believe this platform technology may be suited for delivery of other types of molecules to the tear film of the eye in order to treat anterior segment diseases of the eye. This could include other medications for glaucoma, or other diseases or conditions of the eye including allergy, dry eye and ocular inflammation. Further development work in this program is ongoing with formulation development work underway for new product candidates in the glaucoma and anti-inflammatory areas. For instance, we recently received approval from the FDA for an investigational new drug application to enable us to commence development of a second glaucoma product candidate, travoprost, in our punctal plug drug delivery system (“T-PPDS”). We plan to initiate a Phase I proof-of-concept study with the T-PPDS prior to year end.

Visudyne for the treatment of chronic or recurrent central serous chorioretinopathy (CSC). We also continue to consider development opportunities for our commercial product, Visudyne. In March 2012, Visudyne was granted orphan drug designation for the potential treatment of CSC from the FDA. We are currently working with external advisors on potential clinical study options for the assessment of the safety and efficacy of Visudyne in the treatment of chronic CSC that will allow us to evaluate possible development plans.

RESULTS OF OPERATIONS

The following table sets out our net loss from operations for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
(In thousands of U.S. dollars, except per share data)	2012	2011
Net loss	$(10,277)	$(8,549)
Basic and diluted net loss per common share	$(0.21)	$(0.17)

Detailed discussion and analysis of our results of operations are as follows:

Revenues

Net product revenue for the three months ended March 31, 2012 and 2011 was determined as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
U.S. Visudyne sales by QLT	$5,168	$5,242
Add: Royalties and other costs reimbursed to QLT(1)	363	348

Net product revenue from Visudyne sales	$5,531	$5,590

(1)	“Royalties and other costs reimbursed to QLT”

This represents amounts we receive from Novartis in reimbursement for actual royalty expenses we incur with third party licensors for sales of Visudyne outside of the U.S. and certain administrative expenses we incur on behalf of Novartis under the Amended PDT Agreement.

We utilize contract manufacturers for Visudyne production and are responsible for product supply to Novartis and other distributors. Details of our revenue recognition accounting policy are described in Note 1 – Condensed Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements.

For the three months ended March 31, 2012, net product revenue from Visudyne was essentially flat compared to the same period in 2011.

The tables below summarize end-user Visudyne sales for the three months ended March 31, 2012 and 2011, respectively. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 – Condensed Summary of Significant Accounting Policies in Notes to the Unaudited Condensed Consolidated Financial Statements.

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
U.S.	$5,168	$5,242
Europe	6,024	6,947
Rest of World	11,280	9,602

Worldwide	$22,472	$21,791

	Three months ended March 31,
	2012	2011
U.S.	23%	24%
Europe	27%	32%
Rest of World	50%	44%

Worldwide	100%	100%

An analysis of the gross-to-net sales adjustments for the periods ended March 31, 2012 and 2011, respectively, is summarized below:

	Three months ended March 31,
(In thousands of U.S. dollars)	2012	2011
Gross Sales	$5,710	$5,836

Less: Gross-to-net sales adjustments
Distributor fees and discounts	(242)	(243)
Contractual adjustments	(300)	(293)
Returns	—	(58)

Total Gross-to-net sales adjustments	(542)	(594)

Net U.S. Visudyne Sales by QLT	$5,168	$5,242

The activities and ending balances of gross-to-net sales reserve adjustments were as follows:

(In thousands of U.S. dollars)	Distributor Fees and Discounts	Contractual Adjustments	Returns	Total
Balance at January 1, 2011	$211	$223	$318	$752
Provisions relating to sales	975	1,223	235	2,433
Payments/returns relating to sales	(991)	(1,270)	(114)	(2,375)

Balance at December 31, 2011	195	176	439	810
Provisions relating to sales	242	300	—	542
Payments/returns relating to sales	(240)	(285)	(25)	(550)

Balance at March 31, 2012	$197	$191	$414	$802

The worldwide sale of Visudyne is our only source of revenue. While we have sought to protect our proprietary Visudyne technology by, among other things, obtaining and licensing patents in the U.S., Europe, Japan, and other jurisdictions, because Visudyne is a mature pharmaceutical product, some of the key U.S. patents protecting it have expired or will expire in the near future. For example, two of the U.S. patents (U.S. Patent Nos. 5,214,036 and 6,074,666) covering lipid-based formulations of the compound verteporfin (the active ingredient in Visudyne) expired on May 25, 2010 and February 5, 2012, respectively, and the U.S. patent (U.S. Patent No. 5,095,030) covering the compound verteporfin expired on September 9, 2011. See Item 1. Business – Patents, Trademarks and Proprietary Rights in our 2011 Annual Report for a more detailed discussion of our Visudyne patent portfolio. Generally, once all patent protection expires, market exclusivity is lost. As is inherent in the biopharmaceutical industry, the loss of market exclusivity can result in significant competition from market entry of generic versions of products, which can have a significant adverse effect on product revenues. However, the effect of the expiration of one or more patents covering a biopharmaceutical product will depend upon a number of factors, such as the extent to which the product is protected by other patents in a relevant jurisdiction, the nature of the market and the position of the product in it, the growth or decline of the market and the complexities and economics of the process for manufacture of the product. Based upon our consideration of these and other factors as they relate specifically to Visudyne, we believe that the expiration of the U.S. patents covering lipid-based formulations of verteporfin and the expiration of the U.S. patent covering the compound verteporfin are unlikely to have a material adverse effect on our revenues over the next several years since, among other things:

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

Royalties

Under the Amended PDT Agreement, Novartis continues to market and sell Visudyne outside the U.S. and pays us a 20% royalty on net sales of the product outside the U.S. For the three months ended March 31, 2012, royalty revenues increased by $0.2 million, or 5%, to $3.5 million, compared to $3.3 million for the same period in 2011. The increase in royalty revenue was in line with the increase in Visudyne sales outside the U.S.

Costs and Expenses

Cost of Sales

For the three months ended March 31, 2012, cost of sales of $1.4 million was essentially flat compared to the same period in 2011.

Research and Development

Research and development, or R&D, expenditures increased 30% to $12.6 million for the three months ended March 31, 2012 compared to $9.7 million in the same period in 2011. The increase was primarily due to higher spending on our synthetic retinoid program and our punctal plug drug delivery system.

The magnitude of future R&D expenses is highly variable. Numerous events can happen to an R&D project prior to it reaching any particular milestone that can significantly affect future spending and activities related to the project. These events include:

•	inability to design devices to function as expected;

•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug;

•	delay in study or program progression, including study site, Institutional Review Board and regulatory delays;

•	delay in or failure to enroll or retain a sufficient number of patients, or difficulty diagnosing, identifying and recruiting suitable patients;

•	unexpected safety issues;

•	inadequate trial design to demonstrate safety and/or efficacy;

•	failure to meet favorable study endpoints;

•	positive trial results that may result in increased spending;

•	inability to develop cost-effective manufacturing methods that comply with regulatory standards;

•	inability to manufacture sufficient quantities of the product candidate which conform to design and performance specifications;

•	inability to attract or retain personnel with appropriate expertise;

•	patent application, maintenance and enforcement issues;

•	inability to operate without infringing the proprietary rights of others;

•	introduction of competing technologies and treatments;

•	changes in the commercial marketplace;

•	changes in governmental regulations, policies or administrative actions;

•	uncertainties related to collaborative arrangements; and

•	other factors referenced under Part II, Item 1A., Risk Factors.

We may also undertake new R&D projects that may significantly affect our future spending and activities.

All R&D expenditures for the three months ended March 31, 2012 and 2011, respectively, were incurred on our ocular initiatives.

Selling, General and Administrative Expenses

For the three months ended March 31, 2012, selling, general and administrative, or SG&A, expenses decreased 10% to $6.4 million compared to $7.1 million for the three months ended March 31, 2011. The decrease occurred primarily because the prior period included separation costs related to the departure of our former Chief Medical Officer.

Investment and Other Income

Net Foreign Exchange (Losses) Gains

For the three months ended March 31, 2012 and 2011, net foreign exchange (losses) gains comprised losses and gains from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Interest Income

For the three months ended March 31, 2012, interest income decreased by $0.2 million to a negligible amount. The decrease occurred primarily because the prior period included $0.1 million of interest earned on the mortgage receivable from Discovery Parks Holdings Ltd. which was received in January 2012 and because of lower yields on investments in the current period.

Fair Value Change in Contingent Consideration

As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At March 31, 2012, there was $104.9 million remaining to be paid to us by Tolmar. The fair value of this amount, $93.0 million, is reported as Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.

For the three months ended March 31, 2012, the fair value change in contingent consideration decreased by $0.4 million to $1.9 million compared to $2.3 million for the same period in 2011. The decrease occurred primarily because the fair value change diminishes each period as the outstanding balance owed to us decreases.

Income Taxes

The $0.4 million provision for income taxes for the three months ended March 31, 2012 related primarily to a drawdown of the contingent consideration tax asset associated with the current period gain on the fair value change and income taxes associated with our mix of income allocable to our activities in the U.S. The $1.7 million provision for the three months ended March 31, 2011 was higher primarily because that period reflected a reversal of a prepaid tax asset that was set up at December 31, 2010 in relation to profits on intra - entity sales that had not been sold to third parties at that time. As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our operating expenditures, the benefit of certain tax assets has not been recognized in the three months ended March 31, 2012 and 2011.

The net deferred tax asset of $2.5 million as of March 31, 2012 was largely the result of contingent consideration, certain loss carryforwards and other temporary differences against which a valuation allowance was not applied.

As of March 31, 2012, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

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

If adequate capital is not available, our business could be materially and adversely affected. Factors that may affect our future capital requirements include: the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; levels of future sales of Visudyne; the progress of our R&D programs, including preclinical and clinical testing; future share repurchases; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; the expiration of our Visudyne patents and potential loss of market exclusivity for Visudyne; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

Sources and Uses of Cash

We finance operations, product development and capital expenditures primarily through existing cash, proceeds from our commercial operations, sales of assets and interest income.

For the three months ended March 31, 2012, we used $11.7 million of cash in operations as compared to $9.2 million for the same period in 2011. The $2.5 million negative cash flow variance was primarily attributable to:

•	A negative operating cash flow variance from higher operating and inventory related expenditures of $1.2 million;

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $1.2 million;

•	A negative operating cash flow variance from lower other income of $0.8 million; and

•	A positive operating cash flow variance from lower net tax payments of $0.7 million.

During the three months ended March 31, 2012, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $7.0 million, proceeds from collection of the mortgage receivable of $5.9 million and proceeds related to the out-license and sale of certain non-core assets of $0.3 million, offset by capital expenditures of $0.5 million.

For the three months ended March 31, 2012, cash flows provided by financing activities consisted of $0.7 million received for the issuance of common shares related to the exercise of stock options.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2012, we had $207.2 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 28 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at March 31, 2012, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At March 31, 2012, we had no outstanding forward foreign currency contracts.

Contractual Obligations

Our material contractual obligations as of March 31, 2012 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space, office equipment and vehicles. Details of these contractual obligations are described in our 2011 Annual Report.

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

Recently Issued and Recently Adopted Accounting Standards

Refer to Note 1 - Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently issued and adopted accounting standards.

Outstanding Share Data

As of April 30, 2012, there were 49,070,638 common shares issued and outstanding for a total of $459.0 million in share capital. As of April 30, 2012, we had 6,244,830 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 4,489,945 were exercisable) at a weighted average exercise price of CAD $5.53 per share. Each stock option is exercisable for one common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, provisions for non-completion of inventory, provision for excess inventory, the fair value of contingent consideration, allocation of costs to manufacturing under a standard costing system, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2011 Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate,” “project,” “potential,” “goal,” “believe,” “expect,” “forecast,” “outlook,” “plan,” “intend,” “estimate,” “should,” “may,” “assume,” “continue” and variations of such words or similar expressions are intended to identify our forward-looking statements and forward-looking information. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of QLT to be materially different from the results of operations or plans expressed or implied by such forward-looking statements and forward-looking information. Many such risks, uncertainties and other factors are taken into account as part of our assumptions underlying the forward-looking statements and forward-looking information.

The following factors, among others, including those described under Item 1A. Risk Factors in our 2011 Annual Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	the anticipated timing, cost and progress of the development of our technology and clinical trials;

•	the anticipated timing of regulatory submissions for products and product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for products and product candidates;

•	our ability to successfully develop and commercialize our programs, including our punctal plug drug delivery system and synthetic retinoid program;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to maintain, orphan drug designations for our product candidates, particularly our synthetic retinoid;

•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard®;

•	levels of future sales of Visudyne®, including the impact of competition, loss of patent protection and limited commercial supply and technical support for laser devices required for Visudyne therapy;

•	our ability to effectively market and sell Visudyne and any future products;

•	the ability of Novartis to effectively market and sell Visudyne in countries outside the U.S.;

•	our expectations regarding Visudyne label changes and reimbursement;

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

•	our reliance on our specialty wholesale distributors to distribute Visudyne in accordance with regulatory requirements and the terms of our agreements;

•	changes in estimates of prior years’ tax items and results of tax audits by tax authorities; and

•	unanticipated future operating results.

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

Financial guidance for 2012 is contained in our press release issued on February 23, 2012 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, and is not incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Report as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2011 Annual Report.

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

No change was made to our internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in this Report and Item 1A. Risk Factors in our 2011 Annual Report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part 1A. Risk Factors of our 2011 Annual Report, which could materially affect our business, products, financial condition and operating results.

The risks described in our 2011 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

ITEM 6. EXHIBITS

The exhibits filed or furnished with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc.
(Registrant)

Date: May 3, 2012	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	By:	/s/ Cameron R. Nelson
Cameron R. Nelson Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.