Form 10-Q
period 2012-06-30
QLT INC/BC
filed 2012-08-02
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 30, 2012, the registrant had 49,928,262 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

		PAGE
ITEM	PART I - FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	2

	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011	4

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2012 and year ended December 31, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

4.	CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION

1.	LEGAL PROCEEDINGS	26

1A.	RISK FACTORS	26

6.	EXHIBITS	28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$203,333	$205,597
Accounts receivable	8,444	9,985
Current portion of contingent consideration (Notes 9 and 11)	35,172	34,669
Income taxes receivable	584	321
Inventories (Note 2)	4,542	1,938
Current portion of deferred income tax assets	1,218	1,351
Mortgage receivable (Note 3)	—	5,874
Prepaid and other	2,459	1,404

	255,752	261,139

Property, plant and equipment	4,398	4,731
Deferred income tax assets	888	1,350
Long-term inventories and other assets (Note 4)	10,596	12,046
Contingent consideration (Notes 9 and 11)	51,390	65,278

	$323,024	$344,544

LIABILITIES
Current liabilities
Accounts payable	$6,393	$6,099
Income taxes payable	—	29
Accrued liabilities (Note 5)	4,704	7,679

	11,097	13,807

Uncertain tax position liabilities	1,785	1,732

	12,882	15,539

SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding	460,861	458,118
Common shares
June 30, 2012 – 49,410,819 shares
December 31, 2011 – 48,927,742 shares
Additional paid-in capital	300,978	296,003
Accumulated deficit	(554,666)	(528,085)
Accumulated other comprehensive income	102,969	102,969

	310,142	329,005

	$323,024	$344,544

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars except share and per share information)	2012	2011	2012	2011
Revenues
Net product revenue (Note 8)	$4,323	$8,908	$9,854	$14,498
Royalties	3,666	3,777	7,126	7,087

	7,989	12,685	16,980	21,585

Costs and expenses
Cost of sales	1,307	3,411	2,670	4,749
Research and development	15,313	11,319	27,933	21,053
Selling, general and administrative	8,631	6,259	15,050	13,356
Depreciation	371	370	779	711

	25,622	21,359	46,432	39,869

Operating loss	(17,633)	(8,674)	(29,452)	(18,284)

Investment and other income
Net foreign exchange (losses) gains	(32)	58	(149)	337
Interest income	56	178	88	388
Fair value change in contingent consideration (Notes 9 and 11)	1,649	2,753	3,591	5,036
Other gains	29	9	82	9

	1,702	2,998	3,612	5,770

Loss before income taxes	(15,931)	(5,676)	(25,840)	(12,514)

Provision for income taxes (Note 10)	(373)	(469)	(741)	(2,179)

Net loss	$(16,304)	$(6,145)	$(26,581)	$(14,693)

Basic and diluted net loss per common share	$(0.33)	$(0.12)	$(0.54)	$(0.29)

Weighted average number of common shares outstanding (thousands)
Basic	49,191	50,521	49,088	50,772
Diluted	49,191	50,521	49,088	50,772

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Net loss	$(16,304)	$(6,145)	$(26,581)	$(14,693)
Other comprehensive income	—	—	—	—

Comprehensive loss	$(16,304)	$(6,145)	$(26,581)	$(14,693)

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Cash used in operating activities
Net loss	$(16,304)	$(6,145)	$(26,581)	$(14,693)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	371	370	779	711
Gain on sale of property, plant and equipment	—	(9)	—	(9)
Share-based compensation	4,831	664	5,552	1,593
Unrealized foreign exchange losses (gains)	46	64	243	(106)
Deferred income taxes	458	2,278	651	2,881
Changes in non-cash operating assets and liabilities
Accounts receivable	1,166	(3,709)	1,287	(2,287)
Inventories	(531)	1,602	(956)	1,014
Long-term deposits and other assets	(30)	361	(1,069)	1,050
Accounts payable	360	224	506	(732)
Income taxes receivable / payable	(391)	(2,098)	(298)	(2,885)
Accrued liabilities	(1,167)	1,663	(3,043)	(480)

	(11,191)	(4,735)	(22,929)	(13,943)

Cash provided by investing activities
Net proceeds from sale of property, plant and equipment	—	9	—	9
Purchase of property, plant and equipment	(204)	(352)	(696)	(1,540)
Net proceeds from sale of long-lived assets	—	—	250	—
Proceeds from mortgage receivable	—	955	5,874	2,004
Proceeds from contingent consideration(1)	6,404	4,634	13,384	13,523

	6,200	5,246	18,812	13,996

Cash provided by (used in) financing activities
Common shares repurchased, including fees	—	(6,753)	—	(10,428)
Issuance of common shares	1,267	1,424	1,987	1,772

	1,267	(5,329)	1,987	(8,656)

Effect of exchange rate changes on cash and cash equivalents	(136)	49	(134)	225

Net decrease in cash and cash equivalents	(3,860)	(4,769)	(2,264)	(8,378)
Cash and cash equivalents, beginning of period	207,193	205,869	205,597	209,478

Cash and cash equivalents, end of period	$203,333	$201,100	$203,333	$201,100

Supplementary cash flow information:

Interest paid	$—	$—	$—	$—
Income taxes paid	307	107	390	936

Non-cash investing activity:

(1)

On October 1, 2009, all of the shares of QLT USA, Inc. (“QLT USA”) were sold to TOLMAR Holding, Inc. (“Tolmar”). The purchase price included contingent consideration, representing a non-cash investing activity. See Note 9 – Contingent Consideration.

During the three months ended June 30, 2012, proceeds received on collection of the contingent consideration totalled $8.1 million (2011 - $7.4 million). Approximately $6.4 million (2011 - $4.6 million) of the proceeds were included within cash provided by investing activities. The remaining $1.6 million (2011 - $2.8 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net loss line item within cash used in operating activities.

During the six months ended June 30, 2012, proceeds received on collection of the contingent consideration totalled $17.0 million (2011 - $18.6 million). Approximately $13.4 million (2011 - $13.5 million) of the proceeds were included within cash provided by investing activities. The remaining $3.6 million (2011 - $5.1 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net loss line item within cash used in operating activities.

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2011	51,154,392	$479,998	$287,646	$(497,669)	$102,969		$372,944

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	451,867	3,226	(931)	—	—		2,295
Stock-based compensation	—	—	3,021	—	—		3,021
Common share repurchase	(2,678,517)	(25,106)	6,267	—	—		(18,839)
Net loss	—	—	—	(30,416)	—		(30,416)

Balance at December 31, 2011	48,927,742	$458,118	$296,003	$(528,085)	$102,969		$329,005

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	142,896	834	(222)	—	—		612
Stock-based compensation	—	—	739	—	—		739
Net loss	—	—	—	(10,277)	—		(10,277)

Balance at March 31, 2012	49,070,638	$458,952	$296,520	$(538,362)	$102,969		$320,079

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	340,181	1,909	(530)	—	—		1,379
Stock-based compensation	—	—	4,988	—	—		4,988
Net loss	—	—	—	(16,304)	—		(16,304)

Balance at June 30, 2012	49,410,819	$460,861	$300,978	$(554,666)	$102,969	(1)	$310,142

(1)

At June 30, 2012 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

Business

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our recently elected Board of Directors, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our Synthetic Oral Retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we have engaged a financial advisor to explore the sale of our punctal plug drug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne®. Our announcement on July 9, 2012, had no impact on our results of operations for the three and six month periods ended June 30, 2012.

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

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Royalties

Under the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement (“Amended PDT Agreement”), Novartis is required to pay us a royalty of 20% of net sales of Visudyne outside the U.S. until December 31, 2014, and 16% of net sales thereafter, until the expiry of the Amended PDT Agreement on December 31, 2019. We recognize royalties when Visudyne is sold by Novartis to end customers based on royalty rates specified in the Amended PDT Agreement. Royalties are based on net product sales (gross sales less discounts, allowances and other items) and calculated based on information supplied to us by Novartis.

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

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars, except share and per share data)	2012	2011	2012	2011
Numerator:
Net loss	$(16,304)	$(6,145)	$(26,581)	$(14,693)

Denominator: (thousands)
Weighted average common shares outstanding	49,191	50,521	49,088	50,772
Effect of dilutive securities:
Stock options	—	—	—	—

Diluted weighted average common shares outstanding	49,191	50,521	49,088	50,772

Basic and diluted net loss per common share	$(0.33)	$(0.12)	$(0.54)	$(0.29)

For the three and six months ended June 30, 2012, 5,586,799 stock-options (2011 – 6,497,552 stock-options) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

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

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Our adoption of these standards in the fourth quarter of 2011 did not have a material impact on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 was effective for interim and annual periods beginning on or after December 15, 2011. The prospective application of this standard on January 1, 2012 did not have a material impact on our financial condition, results of operations or cash flows.

2.	INVENTORIES

(In thousands of U.S. dollars)	June 30, 2012	December 31, 2011
Raw materials and supplies	$66	$50
Work-in-process	24,396	26,098
Finished goods	2,996	171
Provision for excess inventory	(11,077)	(11,077)
Provision for non-completion of inventory	(2,185)	(2,185)

	$14,196	$13,057
Long-term inventory, net of provisions	(9,654)	(11,119)

Current inventory	$4,542	$1,938

We review our inventory quantities against our forecast of future demand and market conditions and, if necessary, provide a reserve for potential excess or obsolete inventory. Our provision for excess inventory of $11.1 million, which was substantially applied against our long-term inventory, has been determined based on our forecast of future Visudyne demand. During the three and six months ended June 30, 2012 and year ended December 31, 2011, there was no charge against this provision.

We record a provision for non-completion of inventory to provide for the potential failure of inventory batches in production to pass quality inspection. During the three and six months ended June 30, 2012 and year ended December 31, 2011, there were no charges against the provision for non-completion of product inventory.

We classify inventories that we do not expect to convert or consume in the next year as non-current based upon an analysis of market conditions such as sales trends, sales forecasts, sales price, and other factors. See Note 4 - Long-Term Inventories and Other Assets.

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

4.	LONG-TERM INVENTORIES AND OTHER ASSETS

(In thousands of U.S. dollars)	June 30, 2012	December 31, 2011
Inventory, net of provisions	$9,654	$11,119
Other	942	927

	$10,596	$12,046

5.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2012		December 31, 2011
Royalties	$1,117		$1,122
Compensation	3,587		4,756
Directors’ Deferred Share Units compensation (“DDSU”)	—	(1)	1,801

	$4,704		$7,679

(1)	As of June 30, 2012, there were no outstanding DDSU’s. See Note 7(c) – Share Capital, Deferred Share Units.

6.	FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. The facility allows us to enter into a maximum of $50.0 million in spot or forward foreign exchange contracts for terms up to 15 months. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At June 30, 2012 and December 31, 2011, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.

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

(b) Stock Options

We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Annualized volatility	46.1%	48.7%	46.8%	48.8%
Risk-free interest rate	0.9%	2.1%	1.0%	2.1%
Expected life (years)	3.8	3.7	3.8	3.7

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

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In CAD dollars)	2012	2011	2012	2011
Weighted average grant date fair value of stock options granted	$2.52	$2.78	$2.55	$2.79

Total estimated compensation cost related to non-vested stock options and the expected and weighted average periods over which such costs are expected to be recognized at June 30, 2012 were as follows:

June 30, 2012
Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$1.1
Expected period of recognition of compensation cost (in months)	36
Expected weighted average period of compensation cost to be recognized (in years)	2.4

The intrinsic value of stock options exercised and the related cash from exercise of stock options during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Intrinsic value of stock options exercised	$1,226	$471	$1,659	$728
Cash from exercise of stock options	$1,403	$1,060	$2,011	$1,767

Upon option exercise, we issue new shares of stock.

The impact on our results of operations of recording stock-based compensation for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012(1)	2011	2012(1)	2011
Cost of sales	$3	$6	$7	$11
Research and development	2,840	402	3,296	731
Selling, general and administrative	1,988	256	2,249	851

Stock-based compensation expense before income taxes	4,831	664	5,552	1,593
Related income tax benefits	(488)	(7)	(532)	(36)

Stock-based compensation, net of income taxes	$4,343	$657	$5,020	$1,557

(1)

Included in stock-based compensation for the three and six months ended June 30, 2012 was $4.3 million related to accelerated vesting of 1,670,306 stock options due to a change in control resulting from the election of a new board of directors at the company’s annual meeting of shareholders on June 4, 2012.

The share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible for all periods presented above.

(c) Deferred Share Units (“DSUs”)

Cash payments under the Directors Deferred Share Units Plan during the three and six months ended June 30, 2012 and 2011were as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012(1)	2011	2012(1)	2011
Cash payments under the DDSU plan	$2,523	$—	$2,523	—

(1)

Cash payments during the three and six months ended June 30, 2012 consisted of payments as a result of the election of a new board of directors at the company’s annual meeting of shareholders on June 4, 2012 and consequent departure of the previous board of directors.

The impact on our results of operations of recording DSU compensation for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012(1)	2011	2012(1)	2011
Research and development	$199	$41	$220	$31
Selling, general and administrative	456	113	509	87

Deferred share unit compensation expense	$655	$154	$729	$118

(1)

Included in DSU compensation for the three and six months ended June 30, 2012 was $0.3 million related to accelerated vesting of 42,500 DDSU units held by the previous board of directors as a result of election of a new board of directors at the company’s annual meeting of shareholders on June 4, 2012 and consequent departure of the previous board of directors.

8.	NET PRODUCT REVENUE

Net product revenue for the three and six months ended June 30, 2012 and 2011 was determined as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
U.S. Visudyne sales by QLT	$3,937	$6,536	$9,105	$11,778
Visudyne sales to Novartis	—	1,985	—	1,985
Add: Royalties and other costs reimbursed to QLT	386	387	749	735

Net product revenue from Visudyne sales	$4,323	$8,908	$9,854	$14,498

The tables below summarize end-user Visudyne sales for the three and six months ended June 30, 2012 and 2011. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 - Condensed Summary of Significant Accounting Policies.

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
U.S.	$3,937	$6,536	$9,105	$11,778
Europe	6,093	7,180	12,117	14,127
Rest of World	12,235	11,704	23,515	21,306

Worldwide	$22,265	$25,420	$44,737	$47,211

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
U.S.	18%	26%	20%	25%
Europe	27%	28%	27%	30%
Rest of World	55%	46%	53%	45%

Worldwide	100%	100%	100%	100%

9.	CONTINGENT CONSIDERATION

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010 and we are entitled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024.

As of June 30, 2012, we had received an aggregate $103.1 million of contingent consideration. We expect to receive the remaining $96.9 million on a quarterly basis, over the next three to four years. The contingent consideration payments are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We have not had any continuing involvement with this business following its sale. See Note 11 - Financial Instruments and Concentration of Credit Risk.

10.	INCOME TAXES

The provision for income taxes for the three months and six months ended June 30, 2012 of $0.4 million and $0.7 million, respectively, related primarily to a drawdown of the contingent consideration tax asset associated with the current period gain on the fair value change and income taxes associated with our mix of income allocable to our activities in the U.S. The provision for income taxes for the three and six months ended June 30, 2011 of $0.5 million and $2.2 million, respectively, was higher primarily because that period reflected a reversal of a prepaid tax asset that was set up at December 31, 2010 in relation to profits on intra-entity sales that had not been sold to third parties at that time. As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our operating expenditures, the benefit of certain tax assets has not been recognized in the three and six months ended June 30, 2012 and 2011.

11.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value June 30, 2012	Fair Value Measurements at June 30, 2012
(In thousands of U.S .dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$203,333	$203,333	$—	$—
Contingent consideration(1)	86,562	—	—	86,562

Total	$289,895	$203,333	$—	$86,562

	Carrying Value December 31, 2011	Fair Value Measurements at December 31, 2011
(In thousands of U.S .dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$205,597	$205,597	$—	$—
Contingent consideration(1)	99,947	—	—	99,947

Total	$305,544	$205,597	$—	$99,947

(1)

To estimate the fair value of contingent consideration at June 30, 2012 and December 31, 2011, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 9%, determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration at June 30, 2012 would decrease by $1.0 million, from $86.6 million to $85.6 million. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration at June 30, 2012 would decrease by $1.0 million, from $86.6 million to $85.6 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Level 3
Balance at January 1, 2011	$130,589
Transfers to Level 3	—
Settlements	(40,720)
Fair value change in contingent consideration	10,078

Balance at December 31, 2011	$99,947
Transfers to Level 3	—
Settlements	(8,922)
Fair value change in contingent consideration	1,942

Balance at March 31, 2012	$92,967
Transfers to Level 3	—
Settlements	(8,054)
Fair value change in contingent consideration	1,649

Balance at June 30, 2012	$86,562

We purchase goods and services primarily in U.S. dollars and Canadian dollars, and earn most of our revenues in U.S. dollars. As at each of June 30, 2012 and December 31, 2011, we had no outstanding forward foreign currency contracts.

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

Our accounts receivable, as of June 30, 2012 comprised the following:

	June 30, 2012	December 31, 2011
ASD Specialty Healthcare, Inc.	37%	44%
Novartis	48%	38%
Priority Healthcare Distribution, Inc.	5%	7%
Other	10%	11%

	100%	100%

We have a high degree of customer concentration in our business. For the three and six months ended June 30, 2012 and 2011, our two wholesale distributors in the U.S. and Novartis accounted for our total revenues as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
U.S. distributors	51%	52%	46%	55%
Novartis	49%	48%	54%	45%

	100%	100%	100%	100%

12.	SUBSEQUENT EVENTS

On July 9, 2012, as a result of a comprehensive business and portfolio review by our recently elected Board of Directors, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our Synthetic Oral Retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we intiated a significant reduction in force and consequently we will be providing approximately 146 employees with severance and assistance with outplacement and expect to record approximately $15.0 million to $19.0 million of restructuring charges. We anticipate paying most of these amounts by the end of 2012. To assist with the strategic restructuring, we have engaged a financial advisor to explore the sale or spin-out of our punctual plug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne®.

We further announced that the Board authorized a $100.0 million return of capital to shareholders as soon as practicable and is currently evaluating a number of options to most efficiently and effectively implement this decision.

In connection with the departure of Robert Butchofsky, the Company’s President and Chief Executive Officer, effective August 2, 2012, the Board has formed an Executive Transition Committee composed of its Chairman Jason M. Aryeh, and Directors Dr. Vicente Anido, Jr., Jeffrey Meckler and Dr. John Kozarich to lead the Company until a permanent Chief Executive Officer is appointed. Jason M. Aryeh, Chairman of the Board, will serve as Chairman of the Committee. We are currently seeking a new Chief Executive Officer to succeed Mr. Butchofsky.

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

OVERVIEW

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our recently elected Board of Directors, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we have initiated a significant reduction in force of approximately 146 employees, with the remaining 68 employees principally focused on the development of QLT091001 and the continued operation of our business related to our commercial product, Visudyne. To assist with the strategic restructuring, we have engaged a financial advisor to explore the sale or spin-out of our punctal plug drug delivery system technology and to determine whether to divest our business related to Visudyne®. A return of $100.0 million in capital to shareholders was also authorized by the Board of Directors as soon as practicable. The Board is currently evaluating a number of options to most efficiently and effectively implement this decision.

In connection with the restructuring, Robert Butchofsky, the Company’s President and Chief Executive Officer, will be leaving the Company on August 2, 2012, and Cameron Nelson, the Company’s Chief Financial Officer, left the Company on July 20, 2012. Sukhi Jagpal, previously the Company’s Corporate Controller, has been appointed interim Chief Financial Officer. Effective August 2, 2012, the Board has formed an Executive Transition Committee composed of its Chairman Jason M. Aryeh, and Directors Dr. Vicente Anido, Jr., Jeffery Meckler and Dr. John Kozarich to lead the Company until a permanent Chief Executive Officer is appointed. Jason M. Aryeh, Chairman of the Board, will serve as Chairman of the Committee. We are currently seeking a new Chief Executive Officer to succeed Mr. Butchofsky.

Products, Revenues and Other Sources of Funds

Our commercial product, Visudyne, utilizes light-activated photodynamic therapy (“PDT”) to treat the eye disease known as wet age related macular degeneration (“wet AMD”), the leading cause of blindness in people over the age of 50 in North America and Europe. Visudyne is also used for the treatment of subfoveal choroidal neovascularization secondary to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis Pharma AG (“Novartis”) and is marketed and sold in over 80 countries worldwide.

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

On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of June 30, 2012, we had received an aggregate $103.1 million of contingent consideration.

Research and Development

Our current research and development programs are described below:

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently conducting Phase Ib clinical proof-of-concept studies of QLT091001, a synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”) due to inherited genetic mutations in retinal pigment epithelium protein 65 (RPE65) or lecithin:retinol acyltransferase (LRAT). Positive preliminary results from our Phase Ib clinical proof-of-concept study were reported for the 14 subject cohort of LCA patients in 2011 and for the 17 subject cohort of early-onset RP patients in March 2012. We continue to monitor LCA and RP subject follow-up at the seven investigator sites in Canada, the U.S. and Europe. Data from the LCA and RP subjects was presented in May 2012 at the Association for Research in Vision and Ophthalmology (ARVO) 2012 Annual Meeting.

Two separate retreatment studies in LCA and RP subjects, respectively, have been initiated to provide retreatment for these subjects, as needed, in order to examine the safety, efficacy and tolerability of repeat dosing cycles of QLT091001 administered over seven days. Pre-clinical and clinical studies are also ongoing to further evaluate the safety and tolerability of QLT091001. We are also continuing our dialogue with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), with respect to the design and protocol requirements for a potential pivotal trial for LCA, which we expect to commence later in 2012 or early 2013. Our goal is to initiate a pivotal trial in RP in the first half of 2013, following a design and protocol similar to LCA.

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

Punctal Plug Drug Delivery System for the treatment of Glaucoma. We are in Phase II development of our minimally invasive, proprietary punctal plug drug delivery system, which is under evaluation for the delivery of drugs topically to the eye through controlled sustained release to the tear film. Our first product candidate targets the treatment of glaucoma and ocular hypertension through the sustained delivery of latanoprost in our punctal plug delivery system (“L-PPDS”). On August 29, 2011, we announced positive data from our Phase II clinical study on the safety and efficacy of the L-PPDS in subjects with glaucoma and ocular hypertension after four weeks of treatment with the L-PPDS. The trial featured simultaneous placement of latanoprost-eluting punctal plugs in both the upper and lower puncta for delivery of a daily drug load with a goal of enabling a 5 mmHg or greater reduction in intraocular pressure. We are currently collecting and analyzing data from our two subsequent Phase II L-PPDS clinical trials to further evaluate the safety, efficacy and duration of effect of the L-PPDS, including assessment of the effect of tearing, latanoprost dosage and the single versus double plug approaches. We are also collecting and analyzing data from a separate device study in volunteers to further evaluate the longer term handling, comfort and retention of upper and lower punctal plug iterations. Results from these trials are expected in the second half of 2012.

We believe this platform technology may be suited for delivery of other types of molecules to the tear film of the eye in order to treat anterior segment diseases of the eye. This could include other medications for glaucoma, or other diseases or conditions of the eye including allergy, dry eye and ocular inflammation. In May 2012, we received approval from the FDA for an investigational new drug application to enable development of a second glaucoma product candidate, travoprost, in our punctal plug drug delivery system (“T-PPDS”). Development of the T-PPDS has been suspended pending the outcome of the strategic restructuring.

Visudyne for the treatment of chronic or recurrent central serous chorioretinopathy (CSC). We believe there may also be development opportunities for our commercial product, Visudyne. In March 2012, Visudyne was granted orphan drug designation for the potential treatment of CSC from the FDA. Evaluation of development plans for Visudyne in the treatment of chronic CSC has been suspended pending the outcome of the strategic restructuring.

RESULTS OF OPERATIONS

The following table sets out our net loss from operations for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars, except per share data)	2012	2011	2012	2011
Net loss	$(16,304)	$(6,145)	$(26,581)	$(14,693)
Basic and diluted net loss per common share	$(0.33)	$(0.12)	$(0.54)	$(0.29)

Detailed discussion and analysis of our results of operations are as follows:

Revenues

Net product revenue for the three and six months ended June 30, 2012 and 2011 was determined as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
U.S. Visudyne sales by QLT	$3,937	$6,536	$9,105	$11,778
Visudyne sales to Novartis	—	1,985	—	1,985
Add: Royalties and other costs reimbursed to QLT(1)	386	387	749	735

Net product revenue from Visudyne sales	$4,323	$8,908	$9,854	$14,498

(1)

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

For the three months ended June 30, 2012, net product revenue from Visudyne decreased by $4.6 million, or 51.5%, to $4.3 million, compared to $8.9 million for the same period in 2011. For the six months ended June 30, 2012, net product revenues decreased by $4.6 million, or 32.0%, to $9.9 million, compared to $14.5 million for the same period in 2011. For both periods, the decrease in net product revenue was primarily due to a decrease in U.S. Visudyne sales resulting from lower end user demand due to competing therapies and because the prior year periods included $2.0 million of product revenue from shipment of a batch of Visudyne to Novartis.

The tables below summarize end-user Visudyne sales for the three and six months ended June 30, 2012 and 2011, respectively. Under the Amended PDT Agreement with Novartis, Visudyne is sold by QLT in the U.S., and by Novartis outside the U.S. (for which we earn a 20% royalty on net sales). See Note 1 - Condensed Summary of Significant Accounting Policies in Notes to the Unaudited Condensed Consolidated Financial Statements.

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
U.S.	$3,937	$6,536	$9,105	$11,778
Europe	6,093	7,180	12,117	14,127
Rest of World	12,235	11,704	23,515	21,306

Worldwide	$22,265	$25,420	$44,737	$47,211

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
U.S.	18%	26%	20%	25%
Europe	27%	28%	27%	30%
Rest of World	55%	46%	53%	45%

Worldwide	100%	100%	100%	100%

An analysis of the gross-to-net sales adjustments relating to Visudyne sales by QLT in the U.S. for the three and six months ended June 30, 2012 and 2011, respectively, is summarized below:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Gross Sales	$4,409	$7,263	$10,119	$13,099

Less: Gross-to-net sales adjustments
Distributor fees and discounts	(214)	(284)	(457)	(527)
Contractual adjustments	(258)	(370)	(557)	(663)
Returns	—	(73)	—	(131)

Total Gross-to-net sales adjustments	(472)	(727)	(1,014)	(1,321)

Net U.S. Visudyne Sales by QLT	$3,937	$6,536	$9,105	$11,778

The activities and ending balances of gross-to-net sales reserve adjustments relating to Visudyne sales by QLT in the U.S. were as follows:

(In thousands of U.S. dollars)	Distributor Fees and Discounts	Contractual Adjustments	Returns	Total
Balance at January 1, 2011	$211	$223	$318	$752
Provisions relating to sales	975	1,223	235	2,433
Payments/returns relating to sales	(991)	(1,270)	(114)	(2,375)

Balance at December 31, 2011	195	176	439	810
Provisions relating to sales	242	300	—	542
Payments/returns relating to sales	(240)	(285)	(25)	(550)

Balance at March 31, 2012	$197	$191	$414	$802
Provisions relating to sales	214	257	—	471
Payments/returns relating to sales	(243)	(260)	(30)	(533)

Balance at June 30, 2012	$168	$188	$384	$740

The worldwide sale of Visudyne is our only source of revenue. While we have sought to protect our proprietary Visudyne technology by, among other things, obtaining and licensing patents in the U.S., Europe, Japan, and other jurisdictions, because Visudyne is a mature pharmaceutical product, some of the key U.S. patents protecting it have expired or will expire in the near future. For example, two of the U.S. patents (U.S. Patent Nos. 5,214,036 and 6,074,666) covering lipid-based formulations of the compound verteporfin (the active ingredient in Visudyne) expired on May 25, 2010 and February 5, 2012, respectively, and the U.S. patent (U.S. Patent No. 5,095,030) covering the compound verteporfin expired on September 9, 2011. Also, U.S. Patent No. 5,770,619, which covers methods of using Visudyne to treat neovasculature involving a reduced interval between drug and light administration, is set to expire on November 20, 2012. See Item 1. Business – Patents, Trademarks and Proprietary Rights in our 2011 Annual Report for a more detailed discussion of our Visudyne patent portfolio. Generally, once all patent protection expires, market exclusivity is lost. As is inherent in the biopharmaceutical industry, the loss of market exclusivity can result in significant competition from market entry of generic versions of products, which can have a significant adverse effect on product revenues. However, the effect of the expiration of one or more patents covering a biopharmaceutical product will depend upon a number of factors, such as the extent to which the product is protected by other patents in a relevant jurisdiction, the nature of the market and the position of the product in it, the growth or decline of the market and the complexities and economics of the process for manufacture of the product. Based upon our consideration of these and other factors as they relate specifically to Visudyne, we believe that the expiration of the U.S. patents covering lipid-based formulations of verteporfin and methods of using Visudyne, ‘and the expiration of the U.S. patent covering the compound verteporfin are unlikely to have a material adverse effect on our revenues over the next several years for the reasons set forth below, among other reasons:

•

we own and license additional U.S. patents covering lipid-based formulations of verteporfin and approved uses of Visudyne that provide additional patent protection for Visudyne and do not expire until 2015 and 2016, respectively;

•

in Europe and Japan, the basic patents covering the verteporfin compound do not expire until 2014 and additional patents and patent applications relating to lipid-based formulations of verteporfin and approved uses of Visudyne do not expire until 2016 and 2017, respectively; and

•

relative to the sale of many other biopharmaceutical products, Visudyne does not generate significant revenue and the manufacturing process is complex, which may make Visudyne a less desirable generic target.

Royalties

Under the Amended PDT Agreement, Novartis continues to market and sell Visudyne outside the U.S. and pays us a 20% royalty on net sales of the product outside the U.S. For the three and six months ended June 30, 2012, royalty revenues were essentially flat compared to the same periods in 2011.

Costs and Expenses

Cost of Sales

For the three months ended June 30, 2012, cost of sales decreased by $2.1 million, or 61.7%, to $1.3 million, compared to $3.4 million for the same period in 2011. For the six months ended June 30, 2012, cost of sales decreased by $2.1 million, or 43.8%, to $2.7 million, compared to $4.7 million for the same period in 2011. For both periods, the decrease in cost of sales was primarily due to a decrease in U.S. Visudyne sales and because the prior year periods included $1.8 million of cost of sales relating to shipment of a batch of Visudyne to Novartis.

Research and Development

Research and development, or R&D, expenditures increased 35.3% to $15.3 million for the three months ended June 30, 2012, compared to $11.3 million for the same period in 2011. For the six months ended June 30, 2012, R&D expenditures increased 32.7% to $27.9 million compared to $21.1 million for the same period in 2011. For both periods, the increase was primarily due to a $2.5 million charge related to accelerated vesting of employee stock options resulting from the election of a new Board of Directors at the company’s annual meeting of shareholders on June 4, 2012 and higher spending on our synthetic retinoid program and our punctal plug drug delivery system.

The magnitude of future R&D expenses is highly variable. Numerous events can happen to an R&D project prior to it reaching any particular milestone that can significantly affect future spending and activities related to the project. These events include:

•	inability to design devices to function as expected;

•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug;

•	delay in study or program progression, including study site, Institutional Review Board and regulatory delays;

•	delay in or failure to enroll or retain a sufficient number of patients to participate in clinical trials, or difficulty diagnosing, identifying and recruiting suitable patients;

•	unexpected safety issues;

•	inadequate trial design to demonstrate safety and/or efficacy;

•	failure to meet favorable study endpoints;

•	positive trial results that may result in increased spending;

•	inability to develop cost-effective manufacturing methods that comply with regulatory standards;

•	inability to manufacture sufficient quantities of the product candidate which conform to design and performance specifications;

•	inability to attract or retain personnel with appropriate expertise;

•	patent application, maintenance and enforcement issues;

•	inability to operate without infringing the proprietary rights of others;

•	introduction of competing technologies and treatments;

•	changes in the commercial marketplace;

•	changes in governmental regulations, policies or administrative actions;

•	uncertainties related to collaborative arrangements; and

•	other factors referenced in Item 1A. Risk Factors of our 2011 Annual Report and in Part II, Item IA. Risk Factors, of this Quarterly Report.

We may also undertake new R&D projects that may significantly affect our future spending and activities.

All R&D expenditures for the three and six months ended June 30, 2012 and 2011, respectively, were incurred on our ocular initiatives.

Selling, General and Administrative Expenses

For the three months ended June 30, 2012, selling, general and administrative, or SG&A, expenses increased 37.9% to $8.6 million compared to $6.3 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, SG&A expenses increased 12.7% to $15.0 million compared to $13.4 million for the same period in 2011. For both periods, the increase was primarily due to a $1.8 million charge related to accelerated vesting of employee stock options resulting from the election of a new Board of Directors at the company’s annual meeting of shareholders on June 4, 2012, and a $0.3 million charge related to accelerated vesting of the previous directors deferred stock units.

Net Foreign Exchange (Losses) Gains

For the three and six months ended June 30, 2012 and 2011, net foreign exchange (losses) gains comprised losses and gains from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Interest Income

For the three and six months ended June 30, 2012, interest income decreased by $0.1 million and $0.3 million, respectively, to a negligible amount. The decrease occurred primarily because the prior periods included $0.1 million and $0.3 million, respectively, of interest earned on the mortgage receivable from Discovery Parks Holdings Ltd. which was paid in January 2012.

Fair Value Change in Contingent Consideration

As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At June 30, 2012, there was up to $96.9 million remaining to be paid to us by Tolmar. The fair value of this amount, $86.6 million, is reported as Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.

For the three months ended June 30, 2012, the fair value change in contingent consideration decreased by $1.1 million to $1.6 million compared to $2.8 million for the same period in 2011. For the six months ended June 30, 2012, the fair value change in contingent consideration decreased by $1.4 million to $3.6 million compared to $5.0 million for the same period in 2011. For both periods, the decrease occurred primarily because the fair value change diminishes each period as the outstanding balance owed to us decreases.

Income Taxes

The provision for income taxes for the three and six months ended June 30, 2012 of $0.4 million and $0.7 million, respectively, related primarily to a drawdown of the tax asset associated with the current period gain on the fair value change of the contingent consideration and income taxes associated with our mix of income allocable to our activities in the U.S. The provision for income taxes for the three and six months ended June 30, 2011 of $0.5 million and $2.2 million, respectively, was higher primarily because that period reflected a reversal of a prepaid tax asset that was set up at December 31, 2010 in relation to profits on intra-entity sales that had not been sold to third parties at that time. As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our operating expenditures, the benefit of certain tax assets has not been recognized in the three and six months ended June 30, 2012 and 2011.

The net deferred tax asset of $2.1 million as of June 30, 2012 was largely the result of contingent consideration, certain loss carryforwards and other temporary differences against which a valuation allowance was not applied.

As of June 30, 2012, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

In 2012 and foreseeable future periods, we expect our cash resources and working capital, cash flow from operations, cash from the collection of the contingent consideration, and other available financing resources to be sufficient to fund current product research and development, operating requirements, liability requirements, acquisition and licensing activities, milestone payments, restructuring and change in control payments related to changes in corporate strategy, and return of capital to shareholders, including potential repurchases of our common shares.

If adequate capital is not available, our business could be materially and adversely affected. Factors that may affect our future capital availability or requirements include: the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; levels of future sales of Visudyne or proceeds from potential divestiture of Visudyne; the progress of our R&D programs, including preclinical and clinical testing; future share repurchases; fluctuating or increasing manufacturing requirements; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; the expiration of our Visudyne patents and potential loss of market exclusivity for Visudyne; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

Sources and Uses of Cash

We finance operations, product development and capital expenditures primarily through existing cash, proceeds from our commercial operations, sales of assets and interest income.

For the three months ended June 30, 2012, we used $11.2 million of cash in operations as compared to $4.7 million for the same period in 2011. The $6.5 million negative cash flow variance was primarily attributable to:

•	A negative operating cash flow variance from higher operating and inventory related expenditures of $5.1 million; and

•	A negative operating cash flow variance from lower other income of $1.3 million.

During the three months ended June 30, 2012, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $6.4 million, offset by capital expenditures of $0.2 million.

For the three months ended June 30, 2012, cash flows provided by financing activities consisted of $1.3 million received for the issuance of common shares related to the exercise of stock options.

For the six months ended June 30, 2012, we used $22.9 million of cash in operations as compared to $13.9 million for the same period in 2011. The $9.0 million negative cash flow variance was primarily attributable to:

•	A negative operating cash flow variance from higher operating and inventory related expenditures of $6.4 million;

•	A negative operating cash flow variance from lower other income of $2.1 million;

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $1.0 million; and

•	A positive operating cash flow variance from lower net tax payments of $0.5 million.

During the six months ended June 30, 2012, cash flows provided by investing activities consisted of proceeds on collection of the contingent consideration of $13.4 million, proceeds from collection of the mortgage receivable of $5.9 million, and proceeds related to the out-license and sale of certain non-core assets of $0.3 million, offset by capital expenditures of $0.7 million.

For the six months ended June 30, 2012, cash flows provided by financing activities consisted of $2.0 million received for the issuance of common shares related to the exercise of stock options.

On July 9, 2012, as a result of a comprehensive business and portfolio review by our recently elected Board of Directors, we announced that we have engaged a financial advisor to explore the sale or spin-out of our punctal plug drug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne®. We also announced that the Board authorized a $100.0 million return of capital to shareholders as soon as practicable and is currently evaluating a number of options to most efficiently and effectively implement this decision.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2012, we had $203.3 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 19 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at June 30, 2012, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At June 30, 2012, we had no outstanding forward foreign currency contracts.

Contractual Obligations

Our material contractual obligations as of June 30, 2012 comprised our supply agreements with contract manufacturers, and clinical and development agreements. We also have operating lease commitments for office space, office equipment and vehicles. Details of these contractual obligations are described in our 2011 Annual Report.

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

Outstanding Share Data

As of July 30, 2012, there were 49,928,262 common shares issued and outstanding for a total of $463.8 million in share capital. As of July 30, 2012, we had 4,981,176 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 4,657,668 were exercisable) at a weighted average exercise price of CAD $5.43 per share. Each stock option is exercisable for one common share.

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

The following factors, among others, including those described under Item 1A. Risk Factors in our 2011 Annual Report and Part II of this Quarterly Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	the anticipated timing, cost and progress of the development of our technology and clinical trials;

•	the anticipated timing of regulatory submissions for products and product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for products and product candidates;

•	our ability to successfully develop and commercialize our programs, including our synthetic retinoid program;

•	our ability to successfully sell or spin-out our punctal plug delivery system;

•	the anticipated timing and cost of the sale or spin-out our punctual plug deliver system;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to maintain, orphan drug designations for our product candidates, particularly our synthetic retinoid;

•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard®;

•	levels of future sales of Visudyne®, including the impact of competition, loss of patent protection and limited commercial supply and technical support for laser devices required for Visudyne therapy;

•	our ability to effectively market and sell Visudyne and any future products;

•	the ability of Novartis to effectively market and sell Visudyne in countries outside the U.S.;

•	our expectations regarding Visudyne label changes and reimbursement;

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

•	our reliance on our specialty wholesale distributors to distribute Visudyne in accordance with regulatory requirements and the terms of our agreements;

•	changes in estimates of prior years’ tax items and results of tax audits by tax authorities;

•	unanticipated future operating results.

•	our expectations regarding the results of our strategic restructuring;

•	unanticipated negative side effects of our strategic restructuring; and

•	our ability to retain or attract key employees, including a new Chief Executive Officer.

Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements and information included in this Quarterly Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or our objectives and plans will be achieved. Any forward-looking statement and forward-looking information speaks only as of the date on which it is made. Except to fulfill our obligations under the applicable securities laws, we undertake no obligation to update any such statement or information to reflect events or circumstances occurring after the date on which it is made.

Financial guidance for 2012 is contained in our press release issued on August 2, 2012 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Quarterly Report as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2011 Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

No change was made to our internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in this Quarterly Report and Item 1A. Risk Factors in our 2011 Annual Report.

ITEM 1A. RISK FACTORS

Other than the amendment and restatement of the risk factors below concerning the coverage and reimbursement of Visudyne and our recurring losses from continuing operations, and the addition of the new risk factors concerning our recently announced strategic restructuring, management believes that there have been no material changes to the Company’s risk factors as reported in Item 1A of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

The risks described below and in our 2011 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

Our revenues depend on coverage and reimbursement from third party payors and pricing, and if third party payors reduce or refuse coverage or reimbursement or if reimbursement is reduced, the use and sales of our products will suffer, we may not increase our market share, and our revenues and cash flows will suffer.

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

In both the U.S. and some non-U.S. jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the U.S., new legislation and regulations have been and likely will continue to be proposed and adopted at the federal and state levels. For example, effective January 2004, the Medicare Prescription Drug, Improvement and Modernization Act, directs the Secretary of the Department of Health and Human Services (“HHS”) to contract with procurement organizations, who would purchase physician-administered drugs from manufacturers, provide them to physicians and also bill the Medicare program. The competitive acquisition program was postponed for 2009 and has not yet been resumed, but, if revived, could result in reductions to future amounts that will be paid for physician-administered drugs.

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

The United States Supreme Court has now ruled that the PPACA is constitutional and that the Medicaid expansion under PPACA is not mandatory, but each state’s option. Therefore, we expect to see various aspects of the legislation which were on hold or starting at later time points move forward with expediency. This includes the Sunshine legislation, which expands reporting obligations, as well as the 340B program and Medicaid program expansions, which may broaden the scope of discounts required for Visudyne.

The reimbursement environment for Visudyne may continue to change in the future and become more challenging due to, among other reasons, new policies of the current U.S. administration and each state’s implementation of PPACA with respect to Medicaid expansion and health insurance exchanges. The result may be a reduction in the pricing of or demand for Visudyne. To the extent that private insurers or managed care programs follow governmental coverage and payment developments, the adverse effects of changes to governmental programs may be magnified. At this time, a few states have also enacted health care reform legislation, and the federal government and individual state governments continue to consider health care reform policies and legislation. We cannot predict how future measures would impact Visudyne or our future products. Our results of operations could be materially adversely affected by measures to reduce Medicare drug coverage, or by any other future healthcare reform measures that would reduce amounts that other governmental or private insurers will pay for drugs.

Applications or re-applications for coverage and reimbursement for any of our products may not result in approvals and our current reimbursement approvals for Visudyne and our other products may be reduced or reversed in whole or in part. For example, we could be materially affected by the impact of the recently announced Visudyne National Coverage Decision (“NCD”) revision/rescission process. Visudyne is currently covered by CMS for use with Medicare beneficiaries in certain disease states, including wet AMD lesion types. This recent NCD action by CMS could reduce or expand the coverage of Visudyne and/or it could push these coverage decisions out to the local Medicare Administrative Contractors. All of these decisions could have a material impact on the short term and long term utilization of the product in Medicare beneficiaries, which currently represent approximately 90% of the total product utilization.

In addition, while we believe that the results seen in the Visudyne in occult (“VIO”) study did not contradict results seen in prior studies, because the VIO study failed to meet its primary endpoint, there is a risk that reimbursement for Visudyne in the occult form of wet AMD could be re-evaluated in the U.S. and elsewhere by the applicable governmental authorities. In April 2007, after reviewing the results in the VIO study, the Committee for Human Medicinal Products (“CHMP”) recommended to the European Commission that the indication of the use of Visudyne in the treatment of occult CNV, secondary to AMD be removed in Europe. In June 2007, the European Commission adopted the recommendation by CHMP to remove the indication of Visudyne in the treatment of occult CNV in the EU. As a result, reimbursement for Visudyne in the occult form of wet AMD has ceased in most European countries.

We have incurred losses from continuing operations for the last five years and expect to continue to incur losses for the foreseeable future.

We generated net losses for the fiscal years ended December 31, 2011 and 2010. Although we earned net income for the fiscal years ended December 31, 2009 and 2008, we incurred a loss from continuing operations in both of those years. Further, we incurred a net loss for the year ended December 31, 2007. Our accumulated deficit at December 31, 2011 was approximately $528.1 million. Even though we expect our research and development expenses to decrease in the future due to the potential sale or spin-out of our punctal plug drug delivery system, we expect to continue to incur net losses for the foreseeable future due to clinical development costs related to our synthetic retinoid product. We are uncertain when or if we will be able to achieve or sustain profitability. If we are unable to achieve or sustain profitability in the future, our stock price may decline.

The outcome of our recently announced strategic restructuring is uncertain, may not result in an agreement or transaction or may result in the disruption of our business or an increase in our losses.

In July 2012, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we have retained a financial advisor to explore the sale or spin-out of our punctal plug drug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne. The exploration of strategic alternatives related to our punctal plug delivery system technology and/or the possible divestiture of our Visudyne business may not result in any agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms. If we are unable to identify or complete any such transaction in a timely manner, on a cost-effective basis, or at all, we may not realize the anticipated financial benefits of any such transaction. If we do not succeed in these efforts, or if these efforts are more costly or time consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

Alternatively, if we enter into a collaboration or other strategic transaction, it may be necessary to relinquish potentially valuable rights to our products and potential products, or grant licenses on terms that are onerous or not attractive to us. Additionally, management of a license arrangement, collaboration or other strategic arrangement may disrupt our ongoing business and require management resources that would otherwise be available for ongoing development of our clinical development program related to our synthetic retinoid, QLT091001. If we enter into a collaboration or other strategic transaction that proves to be unsuccessful or more costly than expected, it could adversely affect our profitability.

Additionally, consideration and evaluation of potential strategic transactions could distract management and prevent management from dedicating appropriate time to immediate business challenges or other significant business decisions. Further, our announcement that we are evaluating various alternatives with respect to the punctal plug drug delivery system technology and considering whether to divest our Visudyne business may make it more difficult to recruit, retain and motivate our employees, may cause a disruption in our relationship with our vendors or customers or may deter potential vendors or customers from entering into any business transaction with us until we have announced a final outcome, all of which could negatively affect our business and operations.

Our recently announced strategic restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could make it difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

In connection with the Company’s strategic restructuring, we have initiated a significant reduction in force and expect to record a restructuring charge of approximately $15 - $19 million. We may not realize in full the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

The Company’s restructuring also may be disruptive to our operations, in particular due to the departure of several members of senior management. For example, cost saving measures may distract remaining and new management from our remaining businesses, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, deficiencies in our internal controls, reduced employee productivity and a deterioration of employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, and other scientific, manufacturing and commercial personnel who are critical to our business. Any failure to attract or retain key personnel, including our ability to attract or retain a new Chief Executive Officer, could result in unexpected delays in the development of the Company’s synthetic oral retinoid program, QLT091001, or could otherwise negatively impact our business.

Moreover, although we believe it is necessary to reduce the cost of our operations to improve our performance, these initiatives may preclude us from making potentially significant expenditures that could improve our competitiveness over the longer term. We cannot guarantee that the cost reduction measures, or other measures we may take in the future, will result in the expected cost savings, or that any cost savings will be unaccompanied by these or other unintended consequences.

ITEM 6. EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc.
(Registrant)

Date: August 2, 2012	By:	/s/ Robert L. Butchofsky
Robert L. Butchofsky President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2012	By:	/s/ Sukhi Jagpal
Sukhi Jagpal Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Interim Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Interim Chief Financial Officer.

101.	The following financial statements from the QLT Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”):

• unaudited condensed consolidated balance sheets;

• unaudited condensed consolidated statements of operation;

• unaudited condensed consolidated statements of comprehensive loss;

• unaudited condensed consolidated statements of cash flows;

• unaudited condensed consolidated statements of changes in shareholders equity; and

• notes to unaudited condensed consolidated financial statements.