Form 10-Q
period 2012-09-30
QLT INC/BC
filed 2012-11-07
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 1, 2012, the registrant had 51,865,344 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

ITEM		PAGE

	PART I - FINANCIAL INFORMATION
1.	FINANCIAL STATEMENTS	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011	4
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2012 and year ended December 31, 2011	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
4.	CONTROLS AND PROCEDURES	25

	PART II - OTHER INFORMATION

1.	LEGAL PROCEEDINGS	26
1A.	RISK FACTORS	26
5.	OTHER INFORMATION	37
6.	EXHIBITS	37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$308,221	$205,597
Restricted cash (Note 9)	7,500	—
Accounts receivable	11,122	9,985
Current portion of contingent consideration (Notes 7 and 10)	40,313	34,669
Income taxes receivable	588	321
Current portion of deferred income tax assets	519	1,351
Mortgage receivable (Note 2)	—	5,874
Assets held for sale (Note 9)	300	14,490
Prepaid and other	1,871	1,405

	370,434	273,692

Property, plant and equipment	2,892	3,297
Deferred income tax assets	651	1,350
Other assets	45	927
Contingent consideration (Notes 7 and 10)	45,100	65,278

	$419,122	$344,544

LIABILITIES
Current liabilities
Accounts payable	$8,530	$6,099
Income taxes payable	—	29
Accrued liabilities (Note 3)	4,882	7,679
Accrued restructuring charge (Note 6)	2,823	—

	16,235	13,807

Uncertain tax position liabilities	1,868	1,732

	18,103	15,539

SHAREHOLDERS’ EQUITY
Share capital (Note 5)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding	473,771	458,118
Common shares
September 30, 2012 – 51,332,281 shares
December 31, 2011 – 48,927,742 shares
Additional paid-in capital	297,485	296,003
Accumulated deficit	(473,206)	(528,085)
Accumulated other comprehensive income	102,969	102,969

	401,019	329,005

	$419,122	$344,544

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars except share and per share information)	2012	2011	2012	2011
Expenses
Research and development	$5,639	$6,113	$19,621	$16,785
Selling, general and administrative	2,669	3,693	12,648	12,592
Depreciation	238	294	927	937
Restructuring charges (Note 6)	11,402	—	11,402	—

	19,948	10,100	44,598	30,314

Operating loss	(19,948)	(10,100)	(44,598)	(30,314)

Investment and other income
Net foreign exchange gains (losses)	65	(298)	(84)	39
Interest income	59	146	147	534
Fair value change in contingent consideration (Notes 7 and 10)	2,840	1,828	6,432	6,864
Other gains	21	9	102	18

	2,985	1,685	6,597	7,455

Loss from continuing operations before income taxes	(16,963)	(8,415)	(38,001)	(22,859)

Recovery of (provision for) income taxes (Note 8)	4,345	(261)	3,798	(719)

Loss from continuing operations	(12,618)	(8,676)	(34,203)	(23,578)

Income (loss) from discontinued operations, net of income taxes (Note 9)	94,078	(430)	89,082	(222)

Net income (loss)	$81,460	$(9,106)	$54,879	$(23,800)

Basic and diluted net income (loss) per common share
Continuing operations	$(0.25)	$(0.17)	$(0.69)	$(0.47)
Discontinued operations	1.86	(0.01)	1.80	(0.00)

Net income (loss) per common share	$1.61	$(0.18)	$1.11	$(0.47)

Weighted average number of common shares outstanding (thousands)
Basic	50,600	49,732	49,592	50,425
Diluted	50,600	49,732	49,592	50,425

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Net income (loss)	$81,460	$(9,106)	$54,879	$(23,800)

Other comprehensive income	—	—	—	—

Comprehensive income (loss)	$81,460	$(9,106)	$54,879	$(23,800)

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Cash used in operating activities
Net income (loss)	$81,460	$(9,106)	$54,879	$(23,800)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	238	328	1,017	1,040
Gain on sale of property, plant and equipment	—	(8)	—	(17)
Share-based compensation	140	690	5,692	2,283
Unrealized foreign exchange (gains) losses	(151)	206	94	102
Deferred income taxes	949	395	1,600	3,276
Write-down of property, plant and equipment	1,056	—	1,056	—
Gain on sale of discontinued operations(1)	(101,381)	—	(101,381)	—
Changes in non-cash operating assets and liabilities
Accounts receivable	(787)	3,101	500	815
Inventories	1,318	309	361	1,323
Long-term deposits and other assets	1,482	319	414	1,365
Accounts payable	2,195	476	2,701	(256)
Income taxes receivable / payable	—	1,945	(297)	(940)
Accrued restructuring	2,838	—	2,838	—
Accrued liabilities	150	881	(2,895)	401

	(10,493)	(464)	(33,421)	(14,408)

Cash provided by investing activities
Net proceeds from sale of property, plant and equipment	25	8	25	17
Purchase of property, plant and equipment	(205)	(530)	(900)	(2,069)
Net proceeds from sale of discontinued operations(1)	101,430	—	101,430	—
Net proceeds from sale of long-lived assets	—	—	250	—
Proceeds from mortgage receivable	—	—	5,874	2,004
Proceeds from contingent consideration(2)	6,457	8,192	19,841	21,715

	107,707	7,670	126,520	21,667

Cash provided by (used in) financing activities
Common shares repurchased, including fees	—	(4,155)	—	(14,583)
Issuance of common shares	7,416	66	9,404	1,838

	7,416	(4,089)	9,404	(12,745)

Effect of exchange rate changes on cash and cash equivalents	258	(262)	121	(37)

Net increase (decrease) in cash and cash equivalents	104,888	2,855	102,624	(5,523)
Cash and cash equivalents, beginning of period	203,333	201,100	205,597	209,478

Cash and cash equivalents, end of period	$308,221	$203,955	$308,221	$203,955

Supplementary cash flow information:

Interest paid	$—	$—	$—	$—
Income taxes paid	1	2	391	938

Non-cash investing activity:

(1)

On September 24, 2012, we completed the sale of our Visudyne® business to Valeant Pharmaceuticals International, Inc. (“Valeant”). Under the terms of the agreement with Valeant, we received a payment of $112.5 million and we are eligible to receive up to $5.0 million in contingent payments relating to the development of the Visudyne laser program in the United States and up to $15.0 million in contingent payments relating to royalties on sales outside of the U.S. under the Amended & Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the U.S. The aggregate contingent consideration of $20.0 million had a fair value of $5.3 million on September 30, 2012, and represents a non-cash investing activity. We incurred $3.6 million of closing costs on the sale and $7.5 million of the purchase price was held in escrow resulting in net proceeds of $101.4 million. See Note 9 — Discontinued Operations and Assets Held for Sale.

(2)

On October 1, 2009, all of the shares of QLT USA, Inc. (“QLT USA”) were sold to TOLMAR Holding, Inc. (“Tolmar”). The purchase price included contingent consideration, representing a non-cash investing activity. See Note 7 – Contingent Consideration.

During the three months ended September 30, 2012, proceeds received on collection of the contingent consideration totalled $9.3 million (2011 - $10.0 million). Approximately $6.5 million (2011 - $8.2 million) of the proceeds were included within cash provided by investing activities. The remaining $2.8 million (2011 - $1.8 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net loss line item within cash used in operating activities.

During the nine months ended September 30, 2012, proceeds received on collection of the contingent consideration totalled $26.3 million (2011 - $28.6 million). Approximately $19.8 million (2011 - $21.7 million) of the proceeds were included within cash provided by investing activities. The remaining $6.4 million (2011 - $6.9 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net loss line item within cash used in operating activities.

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Total Shareholders’ Equity

	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2011	51,154,392	$479,998	$287,646	$(497,669)	$102,969		$372,944

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	451,867	3,226	(931)	—	—		2,295
Stock-based compensation	—	—	3,021	—	—		3,021
Common share repurchase	(2,678,517)	(25,106)	6,267	—	—		(18,839)
Net loss	—	—	—	(30,416)	—		(30,416)

Balance at December 31, 2011	48,927,742	$458,118	$296,003	$(528,085)	$102,969		$329,005

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	142,896	834	(222)	—	—		612
Stock-based compensation	—	—	739	—	—		739
Net loss	—	—	—	(10,277)	—		(10,277)

Balance at March 31, 2012	49,070,638	$458,952	$296,520	$(538,362)	$102,969		$320,079

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	340,181	1,909	(530)	—	—		1,379
Stock-based compensation	—	—	4,988	—	—		4,988
Net loss	—	—	—	(16,304)	—		(16,304)

Balance at June 30, 2012	49,410,819	$460,861	$300,978	$(554,666)	$102,969		$310,142

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	1,921,462	12,910	(3,608)	—	—		9,302
Stock-based compensation	—	—	115	—	—		115
Net income	—	—	—	81,460	—		81,460

Balance at September 30, 2012	51,332,281	$473,771	$297,485	$(473,206)	$102,969	(1)	$401,019

(1)

At September 30, 2012 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

Business

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our Synthetic Oral Retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we engaged a financial advisor to explore the sale of our punctal plug drug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne®. On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”) pursuant to an asset purchase agreement. See Note 9 — Discontinued Operations and Assets Held for Sale.

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

In July 2012, we initiated an active plan to divest our punctal plug drug delivery system technology and to partner or sell our Visudyne business. On September 24, 2012, we completed the sale of our Visudyne® business to Valeant. In accordance with the accounting standard for discontinued operations, the results of operations relating to both the punctal plug delivery system technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012, and for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to the fair value of contingent consideration, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

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

The results of operations, including the gain on disposal for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for all periods presented. We do not expect any significant continued involvement with these businesses following their sale.

Income Taxes

Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient capital gains and taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Changes in valuation allowances are included in our tax provision, or included within discontinued operations in the period of change.

Contingent Consideration

Contingent consideration arising from the sale of QLT USA and from the sale of our Visudyne business is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations.

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

The following table sets out the computation of basic and diluted net income (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars, except share and per share data)	2012	2011	2012	2011
Numerator:
Loss from continuing operations	$(12,618)	$(8,676)	$(34,203)	$(23,578)
Income (loss) from discontinued operations, net of income taxes	94,078	(430)	89,082	(222)

Net income (loss)	$81,460	$(9,106)	$54,879	$(23,800)

Denominator: (thousands)
Weighted average common shares outstanding	50,600	49,732	49,592	50,425
Effect of dilutive securities:
Stock options	—	—	—	—

Diluted weighted average common shares outstanding	50,600	49,732	49,592	50,425

Basic and diluted net income (loss) per common share
Continuing operations	$(0.25)	$(0.17)	$(0.69)	$(0.47)
Discontinued operations	1.86	(0.01)	1.80	(0.00)

Net income (loss)	$1.61	$(0.18)	$1.11	$(0.47)

For the three and nine months ended September 30, 2012, 3,513,012 stock options (2011 – 6,365,176 stock options) were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive.

Fair Value of Financial Assets and Liabilities

The carrying values of cash and cash equivalents, restricted cash, trade receivables and payables, and contingent consideration approximate fair value. We estimate the fair value of our financial instruments using the market approach. The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, or statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs require retrospective application, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Our adoption of these standards in the fourth quarter of 2011 did not have a material impact on our financial condition, results of operations or cash flows.

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

3.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2012	December 31, 2011
Royalties	$2,327	$1,122
Compensation	2,517	4,756
Directors’ Deferred Share Units compensation (“DDSU”)	38	1,801

	$4,882	$7,679

4.	FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. The facility allows us to enter into a maximum of $50.0 million in spot or forward foreign exchange contracts for terms up to 15 months. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At September 30, 2012 and December 31, 2011, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.

5.	SHARE CAPITAL

(a) Share Buy-Back Programs

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased will be cancelled. As of November 1, 2012, total repurchases under this program were 904,621 common shares at an average price of $7.72 per share, for a total cost of $7.0 million.

We implemented our share repurchase program pursuant to an automatic share purchase plan (the “Plan”), in accordance with applicable Canadian and US securities legislation. Under the Plan, we are able to repurchase our shares on any trading day during the share repurchase period, including during self-imposed trading blackout periods. The Plan commenced on October 2, 2012 and terminates together with our share repurchase program on or before October 1, 2013. QLT will be able to vary, suspend or terminate the Plan only if (i) it does not have material non-public information, (ii) the decision to vary, suspend or terminate the Plan is not taken during a self-imposed trading blackout period, and (iii) any variation, suspension or termination is made in accordance with the terms of the Plan and announced by way of a press release.

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

(b) Stock Options

We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Annualized volatility	—	—	46.8%	48.8%
Risk-free interest rate	—	—	1.0%	2.1%
Expected life (years)	—	—	3.8	3.7

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

There were no stock options granted during the three months ended September 30, 2012 and 2011. The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In CAD dollars)	2012	2011	2012	2011
Weighted average grant date fair value of stock options granted	—	—	$2.55	$2.79

Total estimated compensation cost related to non-vested stock options and the expected and weighted average periods over which such costs are expected to be recognized at September 30, 2012 were as follows:

September 30, 2012
Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$956
Expected period of recognition of compensation cost (in months)	36
Expected weighted average period of compensation cost to be recognized (in years)	2.2

The intrinsic value of stock options exercised and the related cash from exercise of stock options during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Intrinsic value of stock options exercised	$6,199	$113	$7,858	$841
Cash from exercise of stock options	$9,302	$188	$11,293	$1,968

Upon option exercise, we issue new shares of stock.

The impact on our results of operations of recording stock-based compensation for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2012	2011	2012(1)	2011
Research and development	$39	$182	$1,503	$534
Selling, general and administrative	40	253	1,764	1,068
Discontinued operations	61	255	2,425	681

Stock-based compensation expense before income taxes	140	690	5,692	2,283
Related income tax benefits	(5)	(22)	(537)	(58)

Stock-based compensation, net of income taxes	$135	$668	$5,155	$2,225

(1)

Included in stock-based compensation for the nine months ended September 30, 2012 was $4.3 million related to accelerated vesting of 1,670,306 stock options due to a change in control resulting from the election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012.

The share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible for all periods presented above.

(c) Deferred Share Units (“DSUs”)

Cash payments under the Directors Deferred Share Units Plan during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2012	2011	2012(1)	2011
Cash payments under the DDSU plan	$—	$—	$2,523	—

(1)

Cash payments during the nine months ended September 30, 2012 consisted of payments as a result of the election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012 and consequent departure of the previous Board of Directors.

The impact on our results of operations of recording DSU compensation for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2012	2011	2012(1)	2011
Research and development	$11	$76	$232	$107
Selling, general and administrative	27	209	536	296

Deferred share unit compensation expense	$38	$285	$768	$403

(1)

Included in DSU compensation for the nine months ended September 30, 2012 was $0.3 million related to accelerated vesting of 42,500 DDSU units held by the previous Board of Directors as a result of election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012 and consequent departure of the previous Board of Directors.

6.	RESTRUCTURING CHARGE

In July 2012 we restructured our operations in order to concentrate our resources on our clinical development programs related to our Synthetic Oral Retinoid, QLT091001, for the treatment of certain inherited retinal diseases. We have provided or will be providing approximately 146 employees with severance and support to assist with outplacement and recorded $14.4 million of restructuring charges of which $3.0 million is included in discontinued operations. Restructuring charges include impairment charges on property, plant, and equipment of $1.2 million related to equipment used for activities which were eliminated pursuant to our restructuring and $0.8 million of lease costs related to excess office space. We expect to record additional restructuring charges of approximately $2.0 million related to severance, termination benefits and outplacement support, as we complete final activities associated with this restructuring. We anticipate paying most amounts by the end of 2012.

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination costs(1)	Asset Write-downs	Contract Termination costs(2)	Total
Restructuring charge	$10,835	$—	$568	$11,403
Foreign exchange	(15)	—	—	(15)
Cash payments	(10,204)	—	(114)	(10,318)
Discontinued operations	1,424	1,211	329	2,964
Non-cash portion	—	(1,211)	—	(1,211)

Balance at September 30, 2012	$2,040	$—	$783	$2,823

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space.

7.	CONTINGENT CONSIDERATION

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

As of September 30, 2012, we had received an aggregate $112.4 million of contingent consideration. We expect to receive the remaining $87.6 million on a quarterly basis, over the next three to four years.

On September 24, 2012, we completed the sale of our Visudyne® business to Valeant. Pursuant to the Asset Purchase Agreement with Valeant (the “Valeant Agreement”), we received a payment of $112.5 million at closing and we are also eligible to receive additional amounts following the achievement of certain milestones, including: (i) $5.0 million upon receipt of all registrations required for commercial sale of the Qcellus lasers (the “Laser Registrations”) in the United States by December 31, 2013, $2.5 million if all such Laser Registrations have been obtained after December 31, 2013 but before January 1, 2015, and $0 if all Laser Registrations are obtained thereafter; (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended & Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. We currently expect to receive $5.0 million of contingent consideration related to Laser Registrations in 2013. The estimated fair value of the contingent consideration related to net royalties pursuant to the Novartis Agreement is based on historical sales, pricing, and foreign exchange data as well as expected competition and current exchange rates.

The estimated fair value of the contingent payments relating to sale of Visudyne is also reflected as Contingent Consideration on our Consolidated Balance Sheet.

The above contingent consideration payments relating to both the sale of QLT USA and the sale of our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We have not had any continuing significant involvement with the above businesses following their sale other than our provision of certain transition services to Valeant pursuant to the Transition Services Agreement. See Note 10 - Financial Instruments and Concentration of Credit Risk.

8.	INCOME TAXES

The recovery for income taxes for the three and nine months ended September 30, 2012 of $4.3 million and $3.8 million, respectively, related primarily to recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of our Visudyne® business to Valeant in the quarter, we benefited a portion of our operating losses from continuing operations. The tax provision for income taxes on discontinued operations for the three and nine months ended September 30, 2012 of $5.3 million and $5.5 million respectively, primarily related to recognition of the tax cost of utilizing the tax shield associated with our operating losses realized in continuing operations and also reflected that substantially all of the remaining balance of the tax impact of the gain on sale from discontinued operations was offset by tax basis and other tax attributes (e.g. loss carryforwards) which previously had a valuation allowance.

In contrast to the above-mentioned current period provision which reflected a gain on sale of our Visudyne® business, the provision for income taxes for the three and nine months ended September 30, 2011 of $0.3 million and $0.7 million, respectively, reflected that insufficient evidence existed to support current or future realization of the tax benefits associated with our development expenditures and related primarily to a drawdown of the tax asset associated with the current period gain on the fair value change of the contingent consideration and income taxes associated with our mix of income allocable to our activities in the U.S.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our prior period operating expenditures, the benefit of certain tax assets was not recognized in the three and nine months ended September 30, 2012 and 2011.

9.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As a result of our comprehensive business and portfolio review in July 2012, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our Synthetic Oral Retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we engaged a financial advisor to explore the sale of our punctal plug drug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne®. On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing and are also eligible to receive additional amounts of up to $5.0 million in contingent payments relating to Laser Registrations, up to $15.0 million in contingent payments relating to royalties on sales of Visudyne under the Novartis Agreement or from other third party sales of Visudyne outside of the U.S. and a royalty on net sales of new indications for Visudyne, if any should be approved. The Valeant Agreement provides that $7.5 million of the purchase price will be held in escrow for one year following the closing date to satisfy indemnification claims that Valeant may have under the Valeant Agreement. This amount is reflected as Restricted Cash on our Consolidated Balance Sheet. Following the divestiture, we will not have significant continuing involvement in the operations or cash flows of the Visudyne business. Most of the transition services related activities will be completed by early 2013. We are currently actively looking to sell our punctal plug drug delivery technology and expect to complete the divestiture within a period of one year.

In accordance with the accounting standard for discontinued operations, the results of operations relating to both our punctal plug drug delivery system technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. In addition, the related long-lived assets have been reclassified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

The following assets were segregated and included in Assets held for sale in the Consolidated Balance Sheet as of September 30, 2012 and December 31, 2011, and relate to our punctal plug drug delivery system technology and to Visudyne:

(In thousands of U.S. dollars)	September 30, 2012	December 31, 2011
Assets held for sale
Inventories, net of provisions	$—	$13,057
Property, plant and equipment	300	1,433

	$300	$14,490

Operating results of our punctal plug drug delivery system technology and our Visudyne business included in discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2012	2011	2012	2011
Total revenues	$8,490	$9,581	$25,470	$31,165

Write-down of assets held for sale	1,211	—	1,211	—
Operating pre-tax (loss) income	(2,004)	(444)	(6,805)	1,485
Gain on sale of discontinued operations	101,381	—	101,381	—

Pre-tax income (loss)(1)	99,377	(444)	94,576	1,485

(Provision for) recovery of income taxes	(5,299)	14	(5,494)	(1,707)

Net income (loss) from discontinued operations	$94,078	$(430)	$89,082	$(222)

(1)

The three months ended September 30, 2012 and 2011, includes $5.3 million and $4.8 million, respectively, of pre-tax loss related to our punctal plug delivery system technology. The nine months ended September 30, 2012 and 2011, includes $18.2 million and $14.3 million, respectively, of pre-tax loss related to our punctal plug delivery system technology.

10.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, restricted cash, contingent consideration and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value September 30, 2012	Fair Value Measurements at September 30, 2012
(In thousands of U.S. dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$308,221	$308,221	$—	$—
Restricted cash	7,500	7,500	—	—
Contingent consideration(1)	85,413	—	—	85,413

Total	$401,134	$315,721	$—	$85,413

	Carrying Value December 31, 2011	Fair Value Measurements at December 31, 2011
(In thousands of U.S. dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$205,597	$205,597	$—	$—
Contingent consideration(1)	99,947	—	—	99,947

Total	$305,544	$205,597	$—	$99,947

(1)

To estimate the fair value of contingent consideration at September 30, 2012, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 8% for the contingent consideration related to the Eligard and Visudyne royalties and 3.5% for the contingent consideration related to the Laser Registrations, determined by management after considering available market and industry information. To estimate the fair value of contingent consideration related to the sale of QLT USA at December 31, 2011, we used a cost of capital of 9%. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration related to the sale of QLT USA would decrease by $0.8 million, from $80.1 million to $79.3 million and the contingent consideration related to the sale of our Visudyne business would decrease by a negligible amount. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration related to the sale of QLT USA would decrease by $0.7 million, from $80.1 million to $79.4 million. If estimated future sales of Visudyne were to decrease by 10%, the contingent consideration related to the sale of our Visudyne business would decrease by $0.8 million, from $5.3 million to $4.6 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA	Related to sale of Visudyne	Total
Balance at January 1, 2011	$130,589	$—	$130,589
Transfers to Level 3	—	—	—
Settlements	(40,720)	—	(40,720)
Fair value change in contingent consideration	10,078	—	10,078

Balance at December 31, 2011	$99,947	$—	$99,947
Transfers to Level 3	—	—	—
Settlements	(8,922)	—	(8,922)
Fair value change in contingent consideration	1,942	—	1,942

Balance at March 31, 2012	$92,967	$—	$92,967
Transfers to Level 3	—	—	—
Settlements	(8,054)	—	(8,054)
Fair value change in contingent consideration	1,649	—	1,649

Balance at June 30, 2012	$86,562	$—	$86,562
Transfers / Additions to Level 3	—	5,307	5,307
Settlements	(9,296)	—	(9,296)
Fair value change in contingent consideration	2,840	—	2,840

Balance at September 30, 2012	$80,106	$5,307	$85,413

As of each of September 30, 2012 and December 31, 2011, we had no outstanding forward foreign currency contracts.

Other financial instruments that potentially subject us to concentration of credit risk include our cash, cash equivalents, restricted cash, accounts receivable and contingent consideration. To limit our credit exposure in regards to cash and cash equivalents, we deposit our cash with high quality financial institutions and the primary goals of our treasury policy are capital preservation and liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

Our accounts receivable, as of September 30, 2012 and December 31, 2011 comprised the following:

	September 30, 2012	December 31, 2011
ASD Specialty Healthcare, Inc.	26%	44%
Novartis	43%	38%
Priority Healthcare Distribution, Inc.	4%	7%
Other	27%	11%

	100%	100%

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

All of the following amounts are expressed in U.S. dollars unless otherwise indicated.

Note regarding Trademarks

The following words used in this Report are trademarks:

•	Eligard® is a registered trademark of Sanofi S.A.

•	Visudyne® is a registered trademark of Novartis AG.

•	Qcellus™ is a trademark of Valeant Pharmaceuticals International, Inc.

Any words used in this Report that are trademarks but are not referred to above are the property of their respective owners.

OVERVIEW

Corporate Restructuring

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, we completed a significant reduction in force of approximately 146 employees, with the remaining 68 employees principally focused on the development of QLT091001 and the transition services related to our recently divested Visudyne® business. As part of the strategic restructuring, we are currently exploring the sale or out-licensing of our punctal plug drug delivery system technology.

In connection with the restructuring, following the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, on August 2, 2012, the Board formed an Executive Transition Committee composed of its Chairman Jason M. Aryeh, and Directors Dr. Vicente Anido, Jr., Jeffrey Meckler and Dr. John Kozarich to lead the Company until a permanent Chief Executive Officer is appointed. Jason M. Aryeh, Chairman of the Board, serves as Chairman of the Committee.

Return of Capital

The Board of Directors has authorized a return of $100.0 million in capital to shareholders as soon as practicable. On October 2, 2012 we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased will be cancelled. As of November 1, 2012, total purchases under this program were 904,621 common shares at an average price of $7.72 per share, for a total cost of $7.0 million. The Board is currently evaluating a number of other options to most efficiently and effectively implement the return of capital, including our ability to potentially return capital effectively through a reduction of paid-up capital.

Sale of Assets and Discontinued Operations

On September 24, 2012, we divested our business related to our commercial product, Visudyne®, including the new QCellus™ laser under development (the “Laser”), to Valeant Pharmaceuticals International, Inc. (“Valeant”) pursuant to an Asset Purchase Agreement (the “Valeant Agreement”) for the purchase price of $112.5 million, plus the opportunity to receive additional amounts in contingent payments. Visudyne utilizes light-activated photodynamic therapy (“PDT”) to treat the eye disease known as wet age related macular degeneration (“wet AMD”), the leading cause of blindness in people over the age of 50 in North America and Europe. Visudyne is also used for the treatment of subfoveal choroidal neovascularization secondary to pathologic myopia, or severe near-sightedness, and presumed ocular histoplasmosis. Visudyne was co-developed by QLT and Novartis Pharma AG (“Novartis”) and is marketed and sold in over 80 countries worldwide.

On the closing date, we received from Valeant $112.5 million in up-front consideration, $50 million of which is in respect of the right to receive royalties on Visudyne sales outside of the United States under the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (the “Novartis Agreement”) and the right to supply Visudyne to Novartis for sale outside of the United States, and $62.5 million of which is in respect of the rights and assets of the Visudyne business in the United States. Pursuant to the Valeant Agreement, we are also eligible to receive additional amounts following the achievement of certain milestones, including: (i) $5 million upon receipt of all Laser-related registrations required for commercial sale of the Lasers (the “Laser Registrations”) in the United States by December 31, 2013, $2.5 million if all such Laser Registrations have been obtained after December 31, 2013 but before January 1, 2015, and $0 if all such Laser Registrations are obtained thereafter; (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Novartis Agreement or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved. The Valeant Agreement provides that $7.5 million of the purchase price will be held in escrow for one year following the closing date to satisfy indemnification claims that Valeant may have under the Valeant Agreement.

In connection with the Valeant Agreement, we have entered into a Transition Services Agreement with Valeant, pursuant to which we have agreed to provide Valeant transition services concerning most of the aspects of the Visudyne and Laser businesses. We expect that most of the transition services will end in early 2013. The Transition Services Agreement provides that we will be paid for the services and reimbursed for our out of pocket expenses at cost.

On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”) for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of September 30, 2012, we had received an aggregate $112.4 million of contingent consideration.

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

Two separate retreatment studies in LCA and RP subjects, respectively, are ongoing to provide retreatment for these subjects, as needed, in order to examine the safety, efficacy and tolerability of repeat dosing cycles of QLT091001 administered over seven days. Pre-clinical and clinical studies are also ongoing to further evaluate the safety and tolerability of QLT091001. Our clinical team, now being led by Dr. Sushanta Mallick who succeeds Suzanne Cadden, continues to further evaluate current study designs, dose ranging and safety of the drug. Our goal is now to progress development of QLT091001 towards potential pivotal trials in LCA and thereafter, RP, later in 2013. Final development decisions on a potential pivotal trial for LCA are expected to be made once data from the ongoing LCA retreatment study is evaluated and discussed with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”).

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

Punctal Plug Drug Delivery System for the treatment of Glaucoma. We are in Phase II development of our minimally invasive, proprietary punctal plug drug delivery system, which is under evaluation for the delivery of drugs topically to the eye through controlled sustained release to the tear film. Our first product candidate targets the treatment of glaucoma and ocular hypertension through the sustained delivery of latanoprost in our punctal plug delivery system (“L-PPDS”). On October 24, 2012, we announced data from our two Phase II L-PPDS clinical trials designed to evaluate the safety, efficacy and duration of effect of the L-PPDS, including assessment of the effect of tearing, latanoprost dosage and the single versus double plug approaches. We are currently seeking to sell or out-license this program.

We believe this program’s platform technology may also be suited for delivery of other types of molecules to the tear film of the eye in order to treat anterior segment diseases of the eye. This could include other medications for glaucoma, or other diseases or conditions of the eye including allergy, dry eye and ocular inflammation. In May 2012, we received approval from the FDA for an investigational new drug application to enable development of a second glaucoma product candidate, travoprost, in our punctal plug drug delivery system (“T-PPDS”). Development of the T-PPDS has been suspended pending the outcome of the strategic restructuring.

RESULTS OF OPERATIONS

The following table sets out our net loss from operations for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars, except per share data)	2012	2011	2012	2011
Net income (loss)	$81,460	$(9,106)	$54,879	$(23,800)
Basic and diluted net income (loss) per common share	$1.61	$(0.18)	$1.11	$(0.47)

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

Research and development, or R&D, expenditures decreased 7.8% to $5.6 million for the three months ended September 30, 2012, compared to $6.1 million for the same period in 2011. The decrease was primarily due to lower spending on our synthetic retinoid program. For the nine months ended September 30, 2012, R&D expenditures increased 16.9% to $19.6 million compared to $16.8 million for the same period in 2011. The increase was primarily due to a $2.5 million charge related to accelerated vesting of employee stock options resulting from the election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012 and higher spending on our synthetic retinoid program.

The magnitude of future R&D expenses is highly variable. Numerous events can happen to an R&D project prior to it reaching any particular milestone that can significantly affect future spending and activities related to the project. These events include:

•	delays or inability to formulate an active ingredient in an appropriate concentration to deliver effective doses of a drug;

•	delay in study or program progression, including study site, Institutional Review Board and regulatory delays;

•	delay in or failure to enroll or retain a sufficient number of patients to participate in clinical trials, or difficulty diagnosing, identifying and recruiting suitable patients;

•	unexpected safety issues;

•	inadequate trial design to demonstrate safety and/or efficacy;

•	failure to meet favorable study endpoints;

•	positive trial results that may result in increased spending;

•	inability to develop cost-effective manufacturing methods that comply with regulatory standards;

•	inability to manufacture sufficient quantities of the product candidate which conform to design and performance specifications;

•	inability to attract or retain personnel with appropriate expertise;

•	patent application, maintenance and enforcement issues;

•	inability to operate without infringing the proprietary rights of others;

•	introduction of competing technologies and treatments;

•	changes in the commercial marketplace;

•	changes in governmental regulations, policies or administrative actions;

•	uncertainties related to collaborative arrangements; and

•	other factors referenced in Part II, Item IA. Risk Factors, of this Quarterly Report.

We may also undertake new R&D projects that may significantly affect our future spending and activities.

All R&D expenditures for the three and nine months ended September 30, 2012 and 2011, respectively, were incurred on our ocular initiatives.

Selling, General and Administrative Expenses

For the three months ended September 30, 2012, selling, general and administrative, or SG&A, expenses decreased 27.7% to $2.7 million compared to $3.7 million for the three months ended September 30, 2011. The decrease was primarily due to savings from our restructuring. For the nine months ended September 30, 2012, SG&A expenses were flat in comparison to the same period in 2011.

Restructuring

During the quarter ended September 30, 2012, we restructured our operations in order to concentrate our resources on our clinical development programs related to our Synthetic Oral Retinoid, QLT091001, for the treatment of certain inherited retinal diseases. We provided or will provide approximately 146 affected employees with severance and support to assist with outplacement. As a result, we recorded $14.4 million of restructuring charges ($3.0 million of which was included in discontinued operations) which included property, plant and equipment write-downs of $1.2 million and contract termination costs of $0.9 million. Annualized operating savings as a result of the restructuring are expected to be approximately $21.0 million related to the reduction in force and approximately $0.6 million related to depreciation on assets written-down or held for sale.

Investment and Other Income

Net Foreign Exchange Gains (Losses)

For the three and nine months ended September 30, 2012 and 2011, net foreign exchange gains (losses) comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Interest Income

For the three and nine months ended September 30, 2012, interest income decreased by $0.1 million and $0.4 million, respectively, from the same periods in 2011 to a negligible amount. The decrease occurred primarily because the prior periods included $0.1 million and $0.4 million, respectively, of interest earned on the mortgage receivable from Discovery Parks Holdings Ltd. which was paid in January 2012.

Fair Value Change in Contingent Consideration

As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At September 30, 2012, there was up to $87.6 million remaining to be paid to us by Tolmar. The fair value of this amount, $80.1 million, is reported as part of Contingent Consideration on our Consolidated Balance

Sheet, and is estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.

For the three months ended September 30, 2012, the fair value change in contingent consideration increased by $1.0 million to $2.8 million compared to $1.8 million for the same period in 2011. The increase was primarily due to a decrease in the cost of capital used to discount these cash flows. For the nine months ended September 30, 2012, the fair value change in contingent consideration decreased by $0.4 million to $6.4 million compared to $6.9 million for the same period in 2011. The decrease occurred primarily because the fair value change diminishes each period as the outstanding balance owed to us decreases offset by the decrease in the cost of capital used to discount these cash flows in the three months ended September 30, 2012.

Income from Discontinued Operations

In July 2012, we initiated an active plan to divest our punctal plug drug delivery system technology and to partner or sell our Visudyne business. On September 24, 2012, we completed the sale of our Visudyne® business to Valeant pursuant to the Valeant Agreement. In accordance with the accounting standard for discontinued operations, the results of operations relating to both the above, including the gain on sale of Visudyne, have been excluded from continuing operations and reported as discontinued operations for the current and prior periods.

Income Taxes

The recovery for income taxes for the three and nine months ended September 30, 2012 of $4.3 million and $3.8 million, respectively, related primarily to recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of our Visudyne® business to Valeant in the quarter, we benefited a portion of our operating losses from continuing operations. The tax provision for income taxes on discontinued operations for the three and nine months ended September 30, 2012 of $5.3 million and $5.5 million respectively, primarily related to recognition of the tax cost of utilizing the tax shield associated with our operating losses realized in continuing operations and also reflected that substantially all of the remaining balance of the tax impact of the gain on sale from discontinued operations was offset by tax basis and other tax attributes (e.g. loss carryforwards) which previously had a valuation allowance.

In contrast to the above-mentioned current period provision which reflected a gain on sale of our Visudyne® business, the provision for income taxes for the three and nine months ended September 30, 2011 of $0.3 million and $0.7 million, respectively, reflected that insufficient evidence existed to support current or future realization of the tax benefits associated with our development expenditures and related primarily to a drawdown of the tax asset associated with the current period gain on the fair value change of the contingent consideration and income taxes associated with our mix of income allocable to our activities in the U.S.

The net deferred tax asset of $1.2 million as of September 30, 2012 was largely the result of contingent consideration, and other temporary differences against which a valuation allowance was not applied.

As of September 30, 2012, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

In 2012 and foreseeable future periods, we expect our cash resources and working capital, cash from divestitures, cash from the collection of the contingent consideration, and other available financing resources to be sufficient to fund current product research and development, operating requirements, liability requirements, milestone payments, restructuring and change in control payments related to changes in corporate strategy, and return of capital to shareholders, including repurchases of our common shares.

If adequate capital is not available, our business could be materially and adversely affected. Factors that may affect our future capital availability or requirements include: return of capital to shareholders including future share repurchases; the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; levels of future sales of Visudyne and receipt of contingent consideration under the Valeant Agreement; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

Sources and Uses of Cash

We finance operations, product development and capital expenditures primarily through existing cash, sales of assets and interest income.

For the three months ended September 30, 2012, we used $10.5 million of cash in operations as compared to $0.5 million for the same period in 2011. The $10.0 million negative cash flow variance was primarily attributable to:

•	A negative cash flow variance from restructuring costs of $11.5 million;

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $5.0 million;

•	A negative operating cash flow variance from lower net tax recoveries of $2.1 million;

•	A positive operating cash flow variance from higher other income of $0.9 million; and

•	A positive operating cash flow variance from lower operating and inventory related expenditures of $7.6 million.

During the three months ended September 30, 2012, cash flows provided by investing activities consisted of net proceeds from the sale of Visudyne of $101.4 million and proceeds on collection of contingent consideration of $6.5 million, offset by capital expenditures of $0.2 million.

For the three months ended September 30, 2012, cash flows provided by financing activities consisted of $7.4 million received for the issuance of common shares related to the exercise of stock options.

For the nine months ended September 30, 2012, we used $33.4 million of cash in operations as compared to $14.4 million for the same period in 2011. The $19.0 million negative cash flow variance was primarily attributable to:

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $15.1 million;

•	A negative cash flow variance from higher restructuring costs of $11.5 million;

•	A negative operating cash flow variance from proceeds related to the fair value change in the contingent consideration of $2.4 million;

•	A negative operating cash flow variance from lower net tax recoveries of $1.4 million.

•	A negative operating cash flow variance from lower other income of $0.9 million; and

•	A positive operating cash flow variance from lower operating and inventory related expenditures of $12.4 million.

During the nine months ended September 30, 2012, cash flows provided by investing activities consisted of net proceeds from the sale of Visudyne of $101.4 million, proceeds on collection of contingent consideration of $19.8 million, proceeds from collection of the mortgage receivable of $5.9 million, and proceeds related to the out-license and sale of certain non-core assets of $0.3 million, offset by capital expenditures of $0.9 million.

For the nine months ended September 30, 2012, cash flows provided by financing activities consisted of $9.4 million received for the issuance of common shares related to the exercise of stock options.

On July 9, 2012, we also announced that the Board authorized a $100.0 million return of capital to shareholders as soon as practicable and is currently evaluating a number of options to most efficiently and effectively implement this decision. On October 2, 2012 we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in

accordance with regulatory requirements. All common shares repurchased will be cancelled. As of November 1, 2012, total purchases under this program were 904,621 common shares at an average price of $7.72 per share, for a total cost of $7.0 million.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2012, we had $308.2 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 19 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at September 30, 2012, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At September 30, 2012, we had no outstanding forward foreign currency contracts.

Contractual Obligations

Our material contractual obligations as of September 30, 2012 comprised our clinical and development agreements. We also have operating lease commitments for office space, office equipment and vehicles. Details of these contractual obligations are described in our 2011 Annual Report.

Off-Balance Sheet Arrangements

In connection with the sale of assets and businesses, we provide indemnities with respect to certain matters, including product liability, patent infringement, and contractual breaches and misrepresentations, and we provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to threshold amounts, specified claims periods and other restrictions and limitations.

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

Outstanding Share Data

As of November 1, 2012, there were 51,865,344 common shares issued and outstanding for a total of $475.4 million in share capital. As of November 1, 2012, we had 2,003,781 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 1,829,962 were exercisable) at a weighted average exercise price of CAD $5.90 per share. Each stock option is exercisable for one common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, the fair value of contingent consideration, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2011 Annual Report.

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

The following factors, among others, including those described under Item 1A. Risk Factors in Part II of this Quarterly Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our expectations regarding the results of our strategic restructuring;

•	unanticipated negative effects of our strategic restructuring;

•	our expectations regarding our share repurchase program;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees, including a new Chief Executive Officer;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials;

•	the anticipated timing of regulatory submissions for product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates;

•	our ability to successfully develop and commercialize our programs, including our synthetic retinoid program;

•	our ability to successfully sell or out-license our punctal plug delivery system;

•	the anticipated timing and cost of the sale or out-license our punctal plug delivery system;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to maintain, orphan drug designations for our product candidates, particularly our synthetic retinoid;

•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard;

•

receipt of all or part of the contingent consideration pursuant to the Valeant Agreement, which is based on future sales of Visudyne outside of the United States, sales attributable to any new indications for Visudyne and the receipt of regulatory approval of the Qcellus laser, which is currently under development;

•	our ability to effectively market and sell any future products;

•

our ability to perform our obligations under the Visudyne Transition Services Agreement with Valeant, including our ability to comply with regulatory requirements related to the manufacture and sale of Visudyne;

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

Financial guidance for 2012 is contained in our press release issued on November 7, 2012 which can be found on SEDAR at www.sedar.com and EDGAR at www.sec.gov. Information contained in the press release and related Material Change Report and Current Report on Form 8-K filed therewith shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not incorporated by reference herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Quarterly Report as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2011 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Board of Directors’ Executive Transition Committee, which functions as our principal executive officer, and Interim Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Transition Committee (functioning as our principal executive officer) and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

No change was made to our internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in this Quarterly Report.

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

The following risk factors amend and restate in their entirety the risk factors that were included in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as amended by Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012:

The outcome of our recently announced strategic restructuring is uncertain, may not result in any additional agreements or transactions or may result in the disruption of our business or an increase in our losses.

In July 2012, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we retained a financial advisor to explore the sale or out-license of our punctal plug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne. In September 2012, we completed a significant step in our strategic restructuring when we sold all of our assets related to Visudyne to Valeant. We continue to explore strategic alternatives related to our punctal plug delivery system technology. However, such process may not result in any agreement or transaction with respect to our punctal plug delivery system assets; and, if completed, any agreement or transaction may not be successful or on attractive terms. If we are unable to identify or complete any such transaction in a timely manner, on a cost-effective basis, or at all, we may not realize any financial benefits from these assets. If we do not succeed in these efforts, or if these efforts are more costly or time consuming than expected, our business and results of operations may be adversely affected, which could limit our ability to invest in and grow our business.

Alternatively, if we enter into a collaboration or other strategic transaction, it may be necessary to relinquish potentially valuable rights to our assets and potential products, or grant licenses on terms that are onerous or not attractive to us. Additionally, management of a license arrangement, collaboration or other strategic arrangement may disrupt our ongoing business and require management resources that would otherwise be available for ongoing development of our clinical development program related to our synthetic retinoid, QLT091001. For example, in connection with our sale of Visudyne to Valeant, we also entered into a transition services agreement under which we agreed to provide certain services to Valeant related to the divested business in exchange for payment for the services and reimbursement for out of pocket expenses at cost. If we are unable to successfully manage our relationship with Valeant and other third-party vendors, consultants and contractors involved with Visudyne, or if we fail to comply with ongoing regulatory requirements or contractual obligations in connection with providing services under the transition services agreement, it could increase our costs and adversely affect our results of operations.

Additionally, consideration and evaluation of potential strategic transactions could distract management and prevent management from dedicating appropriate time to immediate business challenges or other significant business decisions. Further, our announcements that we are evaluating various alternatives with respect to the punctal plug delivery system technology and have divested our Visudyne business may make it more difficult to recruit, retain and motivate our employees, may cause a disruption in our relationship with our vendors or may deter potential vendors from entering into any business transaction with us until we have announced a final outcome, all of which could negatively affect our business and operations.

Our recently announced strategic restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

In connection with the Company’s strategic restructuring, in July 2012 we implemented a significant reduction in our work force. Through September 30, 2012, we recorded restructuring charges of $14.4 million and we expect to record an additional restructuring charge of approximately $2.0 million. We may not realize in full the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

The Company’s restructuring also may be disruptive to our operations, in particular due to the departure of several members of senior management. For example, cost saving measures may distract remaining and new management from our remaining businesses, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, deficiencies in our internal controls, reduced employee productivity and a deterioration of employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, and scientific and other personnel who are critical to our business. Any failure to attract or retain key personnel, including our ability to attract and retain a new Chief Executive Officer, could result in unexpected delays in the development of the Company’s synthetic oral retinoid program, QLT091001, or could otherwise negatively impact our business.

Moreover, although we believe it is necessary to reduce the cost of our operations to improve our performance, these initiatives may preclude us from taking actions or making investments that could improve our competitiveness over the longer term. We cannot guarantee that the cost reduction measures, or other measures we may take in the future, will result in the expected cost savings, or that any cost savings will be unaccompanied by these or other unintended consequences.

Recent changes in key positions in the Company could be disruptive to our operations and failure to attract and retain key management, scientific and technical personnel could have an adverse effect on our business, operating results, financial results and internal controls over financial reporting.

Our future success depends in significant part on the contributions of our executive officers and scientific and technical personnel and the failure to attract or retain key executives and personnel could impact our operations, including failure to achieve targets and advance our clinical development programs. In connection with the Company’s strategic restructuring, since July 2012, the Company has terminated the employment of several executive officers, including the Company’s then Chief Executive Officer. An Executive Transition Committee composed of four of the Company’s directors was appointed to lead the Company until a permanent Chief Executive Officer can be appointed. While we continue to search for a permanent Chief Executive Officer, we can give no assurances as to when, or if, we will locate a suitable candidate, and we may be adversely affected if we are unable to identify a qualified permanent Chief Executive Officer in a timely manner. Competition for qualified and experienced personnel in the life sciences field is generally intense, and we rely heavily on our ability to attract and retain qualified personnel in order to successfully implement our scientific and business objectives. We may not be able to successfully attract or retain skilled and qualified personnel on acceptable terms, or at all, and even if our recruitment efforts are successful, we may incur significant relocation costs. Additionally, changes in key positions in our Company, including our CEO and other executive officers, as well as additions of new personnel and departures of existing personnel, may be disruptive to our business, might lead to additional departures of existing personnel and could have a material adverse effect on our business and financial results. Additionally, departures of existing personnel or the failure to promptly fill key positions may reduce internal communication and could negatively impact our overall control environment, which could have an adverse effect on our internal controls over financial reporting or disclosure controls and procedures.

We no longer generate revenues from continuing operations and continue to incur operating expenses. In order to fund our operations, we may need additional capital in the future, and our prospects for obtaining it are uncertain.

Although our divestment of non-core assets in 2008 and 2009 and our sale of the assets related to Visudyne in September 2012 generated significant cash, we no longer generate revenues from the sale of products and we have not yet received, and may not ultimately ever receive, all of the contingent consideration payable to us for the sale of QLT USA and Visudyne. In addition, we plan to return at least $100.0 million of our cash to shareholders. Going forward we will continue to incur operating expenses and, as a result, may not be able fund our operations or any anticipated growth beyond the near term. The amount required to fund our operating expenses will depend on many factors, including the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including out-licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.

Our primary source of cash inflows is contingent consideration related to the sale of our Visudyne business and the sale of QLT USA, including the Eligard® product line, and we may not receive all or a material portion of these funds. Furthermore, an unfavorable change in the fair value of our contingent consideration as a result of changes in estimates related to amount and timing of future cash flows, and the applicable discount rate may adversely impact our financial results.

Although we have significant cash reserves, such reserves are limited and we currently do not have any commercial or other revenue-generating products. Following the sale of our only commercial product to Valeant, our only material source of cash inflows is contingent consideration.

Under our Asset Purchase Agreement with Valeant pursuant to which we sold our Visudyne business to Valeant, we are entitled to receive up to $5 million in each calendar year commencing January 1, 2013 (up to a maximum of $15 million in the aggregate) for annual net royalties exceeding $8.5 million for sales of Visudyne outside of the United States by Novartis and a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. Additionally, we are entitled to receive up to $5 million upon receipt of all registrations required for the commercial sale in the U.S. of the QCellusTM laser, which is currently under development. We may not receive all or any of this contingent consideration.

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

With respect to both Visudyne and Eligard, our success depends on the success of third parties to market these products. For example, under the Visudyne Asset Purchase Agreement, the contingent consideration depends on the sales of Visudyne outside of the United States, which is the responsibility of Novartis. Consequently, a portion of our income depends on the efforts of Novartis to market and sell Visudyne outside the U.S. and on the efforts of Valeant to collect royalties due to it from Novartis. To the extent such third parties do not perform adequately, or do not comply with applicable laws or regulations in performing their obligations, our income may be adversely affected.

Our receipt of contingent consideration may also be adversely affected by, among other things:

•	lower than expected Visudyne or Eligard sales;

•	product manufacturing or supply interruptions or recalls;

•	the development of competitive products, including generics, by other companies that compete with Visudyne or Eligard;

•	marketing or pricing actions by competitors or regulatory authorities;

•	changes in foreign exchange rates;

•	changes in the reimbursement or substitution policies of third-party payors;

•	changes in or withdrawal of regulatory approvals;

•	disputes relating to patents or other intellectual property rights;

•	the commercial efforts of Visudyne or Eligard marketing licensees;

•	changes in laws or regulations that adversely affect the ability to market Visudyne or Eligard;

•	decline in the commercial supply and technical support for laser light devices necessary to administer Visudyne therapy;

•	failure or delay in obtaining regulatory approval for the sale of the Qcellus laser; and

•	failure to develop and commercialize any new indications for Visudyne.

Furthermore, the fair value of our contingent consideration reflected on our balance sheet is based on future Visudyne and Eligard sales estimated by us utilizing external market research to estimate market size, to which we apply market share and pricing assumptions based on historical sales data and expected future competition. If we do not ultimately receive all or a material portion of the consideration provided for under the stock purchase agreement or asset purchase agreement due to the risks noted above or for any other reason, our cash position will suffer.

We believe that we were a passive foreign investment company for the taxable year ended December 31, 2011, which could result in adverse United States federal income tax consequences to U.S. Holders and may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

Based on the price of our common shares and the composition of our assets, we believe that we were a “passive foreign investment company” (“PFIC”) for United States federal income tax purposes for the taxable year ended December 31, 2011. We believe that we were also a PFIC for the taxable years ended December 31, 2008 through 2010, and we may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. If we were a PFIC for any taxable year during a U.S. Holder’s holding period for our common shares, certain adverse United States federal income tax consequences could apply to such U.S. Holder, as that term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents—U.S. Federal Income Tax Information—U.S. Holders in our 2011 Annual Report, including on a return of capital to such U.S. Holders. In addition, our PFIC status may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

Our success is dependent upon obtaining regulatory approval for our product candidates, and in particular product candidates for QLT091001. The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals. If we fail to obtain all required regulatory approvals, our business may suffer.

As part of the regulatory approval process, we must conduct, at our own expense, preclinical studies and clinical trials on humans for each product candidate. Generally, in order to gain approval for a product, we must provide the FDA and other applicable regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of that product for the intended disease or condition applied for in the NDA or respective regulatory file. We expect the number and size of clinical trials that the regulatory authorities will require will vary depending on the product candidate, the disease or condition the product is being developed to address, the expected size of the patient population and regulations applicable to the particular product. The length of time necessary to complete clinical trials and to submit an application for marketing approval varies significantly and may be difficult to predict. Further, the approval procedure varies among countries and can involve different testing or data review. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage in our clinical trials. Product candidates that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	preclinical studies may show the product to be toxic or lack efficacy in animal models;

•	the interim or final results of clinical trials are inconclusive, negative, or not as favorable as results of previous trials, or show the product candidate to be less safe or effective than desired;

•

patients die or experience adverse side effects or events for a variety of reasons, including those related to our product candidates or due to the patient’s advanced stage of disease or medical problems, which may or may not be related to our product candidates;

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

From time to time, we engage in discussions with the FDA, EMA and other regulatory authorities to determine the regulatory requirements for our development programs. These discussions may include deliberations on number and size of clinical trials, definition of patient population, study end points and safety. The final determination on these matters by the applicable regulatory authority may be difficult to predict, in particular where there are no approved precedents to establish drug development norms in a particular class of drug disease area, such as orphan drug development, and may be different, including more onerous, than we anticipated, which may delay, limit or prevent approval of our product candidates.

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

Even if regulatory authorities approve our product candidates for the treatment of the diseases or conditions we are targeting, our product candidates may not be marketed or commercially successful. If our product candidates are not marketed or commercially successful, it would seriously harm our ability to generate revenue.

The successful commercialization of our technology, and in particular our synthetic retinoid, QLT091001, is crucial for our success. Successful product commercialization in the pharmaceutical industry is highly uncertain and very few product commercialization initiatives or research and development projects progress through all phases of development and/or produce a successful commercial product. Even if our products or product candidates are successfully developed, receive all necessary regulatory approvals and are commercially produced, there are number of risks and uncertainties involved in commercializing a product in this industry including the following:

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

The regulatory clearance process is lengthy, expensive and uncertain. We may not be able to obtain, continue to obtain, or maintain necessary regulatory clearances or approvals on a timely basis, or at all, for our product candidates in development, and delays in receipt or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business and our financial condition.

Our product candidates are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments and by foreign regulatory authorities in jurisdictions in which our product candidates may be sold or used in clinical development. Product labeling, manufacturing, adverse event reporting, pricing rules and restrictions, storage, distribution, advertising and promotion, and record keeping are some of the ongoing regulatory requirements to which products are subject. Our or any of our licensees’ failure to comply with applicable requirements could result in sanctions being imposed on us and/or our licensees. These sanctions include, among other things, product recalls or seizures, warning letters, fines, price rebates, total or partial suspension of production and/or distribution, refusals to permit products to be imported into or exported out of the U.S. or elsewhere, FDA or other regulatory agency refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, withdrawals of previously approved marketing applications and enforcement actions, including injunctions and civil or criminal prosecution. Regulators can also withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.

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

We, and our contract manufacturers and suppliers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the FDA, the Federal Trade Commission and other regulatory agencies in other jurisdictions. We, and our contract manufacturers and suppliers may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, the failure of us, or any of these manufacturers or suppliers to comply with such requirements or the adoption of new requirements could materially harm our business.

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

Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Our competitors may develop or obtain patent protection for products in clinical development earlier than us, design around patented technology developed by us, obtain regulatory approval for such products before us, or develop more effective or less expensive products than us. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our future products. Competitors also may develop or acquire products that make our future products obsolete. Any of these competitive products or events could have a significant negative impact on our business and financial results, including reductions in our market share, revenues and gross margins.

Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on our product candidates and technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.

We have applied for and will continue to apply for patents for certain aspects of our product candidates and technology. We may not be able to obtain patent protection on aspects of our product candidates and technology. For example, while U.S. Patent No. 7,951,841 was issued on May 31, 2011 covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency until 2027, the molecule in QLT091001 is not eligible for composition of matter protection in the U.S. or elsewhere because it was previously known in the scientific community. Therefore, we may not be able to prevent competitors from commercializing the molecule in QLT091001 for the treatment of diseases that fall outside of the scope of our patents protecting this program.

Likewise, to the extent a preferred position is conferred by patents we own or license, upon expiry of such patents, or if such patents are successfully challenged, invalidated or circumvented, our preferred position may be lost.

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

The marketing and sale of Visudyne in the U.S. is subject to extensive regulation and aggressive government enforcement. Failure to comply with applicable laws and regulations in providing commercial transition services to Valeant could have a material adverse effect on our business.

Pursuant to the terms of the Visudyne transition services agreement with Valeant, we will continue to participate in the marketing and sale of Visudyne until January 31, 2013. For the period of time that we undertake any marketing or sales efforts with respect to Visudyne, we remain subject to extensive regulation under the U.S. Federal Food, Drug and Cosmetic Act and other federal statutes and associated regulations. These laws and regulations limit the types of marketing claims and other communications we can make regarding marketed products. We will also continue to be subject to various U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. Anti-kickback laws prohibit payments of any kind intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services, including the selection of a particular prescription drug. These laws make certain business practices that are relatively common in other industries illegal in our industry. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent. Federal and state governments have asserted very broad interpretations of these laws against pharmaceutical manufacturers, even though these manufacturers did not directly submit claims for reimbursement to government payors. In addition, regulation is not static and regulatory authorities, including the FDA, evolve in their staff interpretations and practices and may impose more stringent requirements than currently in effect, which may adversely affect our sales and marketing efforts. Violations of the above laws may be punishable by criminal and/or civil sanctions against the Company and/or our senior officers, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid. Many pharmaceutical and biotechnology companies have in recent years been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claims Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products, pricing, and government price reporting. The interpretation of these laws as applied to particular sales and marketing practices continues to evolve, and it is possible that our sales and marketing practices might be challenged. Further, although we expect to take measures to prevent potential challenges, we cannot guarantee that such measures will protect us from future challenges, lawsuits or investigations. Even if such challenges are without merit, they could cause adverse publicity, divert management attention and be costly to respond to, and thus could have a material adverse effect on our business, including impact on our stock price.

The commercialization of our product candidates may be dependent on our ability to establish and maintain effective sales and marketing capabilities or to enter into collaborations with partners to perform these services. If we are unable to establish and maintain effective sales and marketing capabilities, or fail to enter into agreements with third parties to sell and market our products, our ability to generate revenues from the sale of future products may be harmed.

In order to commercialize any of our product candidates that may be approved for commercial sale, we may need to establish and maintain an effective sales and marketing infrastructure or enter into collaborations with partners able to perform these services for us. Following completion of our work under the Visudyne transition services agreement with Valeant, we will not maintain an in-house sales and marketing organization. We cannot guarantee that we will be able to enter into and maintain marketing or distribution agreements with third-party providers on acceptable terms, if at all. In addition, we currently have no sales and marketing capabilities in territories outside the U.S. If we are unable to successfully establish capabilities to sell and market our products outside the U.S. either through our own capabilities or by entering into collaborations with partners, we will have difficulty globally commercializing our products. In any of these events, our ability to generate revenues may be harmed.

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

We expect to rely on third-party manufacturers and distributors for the manufacture and distribution of our future commercial products. Any difficulties with such third parties could delay future revenues from sales of our future commercial products.

We currently rely on and expect to continue to rely on third parties to manufacture our product candidates for use in later stage clinical trials and, if commercialized, to manufacture and distribute our products in commercial quantities. If we are unable to obtain and maintain agreements on favorable terms with contract manufacturers or distributors, or these parties fail to supply required materials or comply with regulatory requirements, or if we fail to timely locate and obtain regulatory approval for additional or replacement manufacturers or distributors as needed, it could impair or prevent our ability to deliver our future commercial products on a timely basis, or at all, which in turn would materially and adversely harm our business and financial results.

Healthcare reform and restrictions on reimbursements may limit our financial returns.

The continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare may negatively affect the sale of our products. Our ability to commercialize our product candidates successfully will depend, in part, on the timeliness of, and the extent to which adequate coverage and reimbursement for the cost of such products and related treatments is, obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. These third parties are increasingly challenging both the need for and the price of new drug products. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Applications or re-applications for coverage and reimbursement for any of our products may not result in approvals. Adequate third-party reimbursement may not be available for our product candidates to enable us to maintain price levels sufficient to realize an appropriate return on our investments in research and product development.

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

In addition, we may become involved in disputes or legal actions as a result of our past strategic corporate restructurings. Under the strategic restructuring undertaken in 2008 and 2009, we divested Eligard (as part of the sale of QLT USA), Aczone® and Atrigel and sold the land and building comprising our Canadian headquarters. More recently, we sold all of our assets related to Visudyne to Valeant pursuant to the terms of an Asset Purchase Agreement, and we agreed to perform certain transition services for Valeant. Transactions such as these may result in disputes regarding representations and warranties, indemnities, future payments or other matters, and we may not realize some or all of the anticipated benefits of these transactions. For example, $7.5 million of the purchase price under the Visudyne Asset Purchase Agreement will be held in escrow for one year following the closing date to satisfy indemnification claims that Valeant may have under the Asset Purchase Agreement. If Valeant makes a claim for indemnification within that time period and that claim is successful, some or all of this portion of the purchase price may not be released to us.

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

In addition, the testing, manufacturing, marketing and sale of human pharmaceutical products entail significant inherent risks of allegations of product liability. Our use of such products and medical devices in clinical trials exposes us to liability claims allegedly resulting from the use of these products or devices. These risks exist even with respect to those products or devices that are approved for commercial sale by the FDA or applicable foreign regulatory authorities and manufactured in facilities licensed and regulated by those regulatory authorities.

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

Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 1 - Significant Accounting Policies in Notes to the Consolidated Financial Statements) can have a material impact on our effective income tax rate.

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

We generated net losses for the fiscal years ended December 31, 2011 and 2010. Although we earned net income for the fiscal years ended December 31, 2009 and 2008, we incurred a loss from continuing operations in both of those years. Further, we incurred a net loss for the year ended December 31, 2007. Our accumulated deficit at December 31, 2011 was approximately $528.1 million. Even though we expect our research and development expenses to decrease in the future due to the potential sale or out-license of our punctal plug drug delivery system, we expect to continue to incur net losses from continuing operations for the foreseeable future due to clinical development costs related to our synthetic retinoid product and no revenue generating activities. We are uncertain when or if we will be able to achieve or sustain profitability. If we are unable to achieve or sustain profitability in the future, our stock price may decline.

Our operating expenses may fluctuate, which may cause our financial results to be below expectations and the market price of our securities to decline.

Our operating expenses may fluctuate from period to period for a number of reasons, some of which are beyond our control. An increase in operating expenses could arise from any number of factors, such as:

•	increased costs associated with the research and development of our product candidates;

•	fluctuations in currency exchange rates; and

•	product, technology or other acquisitions or business combinations.

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

The market prices for securities of biotechnology companies, including QLT, have been and are likely to continue to be extremely volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:

•	results of our research and development programs;

•	issues with the safety or effectiveness of our product candidates;

•	announcements related to our strategic restructuring, including a strategic transaction involving our punctal plug delivery system technology or return of capital to shareholders;

•	announcements of technological innovations or new products by us or our competitors;

•	litigation commenced against us;

•	regulatory developments or delays concerning our products;

•	quarterly variations in our financial results; and

•	the timing and amounts of contingent consideration paid to us by third parties.

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

In addition, in September 2012, we announced that our Board of Directors authorized us to repurchase up to 3,438,683 shares of our common shares over the next 12 months, which is the maximum number of shares permitted to be purchased under the rules of the Toronto Stock Exchange and represents 10% of the public float. The share repurchase program will be funded from existing cash on hand. By repurchasing our common shares we may reduce liquidity of our common shares in the open market and could experience increased volatility in our share price.

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

The functional currency of the Company is the U.S. dollar. As a result, to the extent that foreign currency-denominated (i.e., non-USD) monetary assets do not equal the amount of our foreign currency-denominated monetary liabilities, foreign currency gains or losses could arise and materially impact our financial statements.

Any of these events could have a significant negative impact on our business and financial results.

ITEM 5.	OTHER INFORMATION

On November 5, 2012, the Company entered into an amended and restated employment agreement (the “Employment Agreement”) with Sukhi Jagpal, the Company’s Interim Chief Financial Officer. Pursuant to the terms of the Employment Agreement, Mr. Jagpal will be paid a base salary of Cdn$192,500 per year, to be paid retroactively commencing as of July 20, 2012, when he was initially appointed interim Chief Financial Officer by the Board of Directors. Additionally, Mr. Jagpal is eligible to participate in the Company’s cash incentive compensation plan, incentive stock option plan and retirement savings plan. The amount of any payment pursuant to the cash incentive compensation plan will be based on corporate and individual goals and milestones to be determined by the Board of Directors.

The Company may terminate Mr. Jagpal’s employment at any time for cause. If the Company terminates Mr. Jagpal’s employment without cause, Mr. Jagpal will be entitled to a lump sum payment equal to twelve-months’ base salary, a prorated bonus under the cash incentive compensation plan calculated assuming 100% of the individual goals have been met but not exceeded, and an amount equal to the retirement savings plan matching payments Mr. Jagpal would otherwise have been eligible to receive until his termination date and from his termination date to the last day of his severance period. If Mr. Jagpal terminates his employment within 10 days following the later of February 23, 2013 or the filing by the Company of its annual report on Form 10-K for the fiscal year ended December 31, 2012, Mr. Jagpal will be entitled to receive the severance benefits set forth above, as if he had been terminated by the Company without cause. Mr. Jagpal may also terminate his employment upon 30 days written notice without the receipt of severance benefits. The foregoing does not purport to be a complete description of the Employment Agreement and is qualified in its entirety by reference to the Employment Agreement, a copy of which is attached hereto as Exhibit 10.67 and which is incorporated herein by reference.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc.
(Registrant)

Date: November 7, 2012	By:	/s/ Jason M. Aryeh
Jason M. Aryeh Chairman, Executive Transition Committee (Principal Executive Officer)

Date: November 7, 2012	By:	/s/ Sukhi Jagpal
Sukhi Jagpal Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.59	Letter Agreement between the Company and Robert Butchofsky dated August 1, 2012 (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed on August 2, 2012).

10.60	Letter Agreement between the Company and Cameron Nelson dated July 27, 2012 (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed on August 2, 2012).

10.61	Letter Agreement between the Company and Linda Lupini dated August 2, 2012 (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed on August 2, 2012).

10.62	Letter Agreement between QLT and Christopher Muller effective as of July 30, 2012 (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed on August 2, 2012).

10.63	Addendum to Severance Letter between the Company and Linda Lupini, dated August 31, 2012 (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed on September 7, 2012).

10.64(1)	Asset Purchase Agreement between the Company and Valeant dated September 21, 2012 (incorporated by reference to Exhibit 10.64 to the Company’s Current Report on Form 8-K filed on September 27, 2012).

10.65(1)	Transition Services Agreement between the Company and Valeant dated September 24, 2012 (incorporated by reference to Exhibit 10.65 to the Company’s Current Report on Form 8-K filed on September 27, 2012).

10.66	Letter Agreement between the Company and Suzanne Cadden dated October 24, 2012 (incorporated by reference to Exhibit 10.66 to the Company’s Current Report on Form 8-K filed on October 29, 2012).

10.67	Amended and Restated Employment Agreement between the Company and Sukhi Jagpal, dated as of November 5, 2012.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Interim Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Interim Chief Financial Officer.

101.

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”):

•    unaudited condensed consolidated balance sheets;

•    unaudited condensed consolidated statements of operations;

•    unaudited condensed consolidated statements of comprehensive loss;

•    unaudited condensed consolidated statements of cash flows;

•    unaudited condensed consolidated statements of changes in shareholders’ equity; and

•    notes to unaudited condensed consolidated financial statements.

(1)	Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.