Form 10-K
period 2012-12-31
QLT INC/BC
filed 2013-02-21
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $7.62, as reported on the NASDAQ Stock Market) was approximately U.S. $373,918,262.

As of February 18, 2013 the registrant had 50,602,104 outstanding common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2012) for its annual meeting of shareholders, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

	2012	2011	2010	2009	2008
High	$1.0417	$1.0605	$1.0776	$1.2995	$1.2971
Low	0.9710	0.9448	0.9960	1.0289	0.9717
Average	0.9995	0.9887	1.0298	1.1412	1.0660
Period End	0.9958	1.0168	1.0009	1.0461	1.2240

Note regarding Trademarks

The following words used in this Report are trademarks:

•	Aczone® is a registered trademark of Allergan, Inc.

•	Atrigel® is a registered trademark of TOLMAR Therapeutics, Inc.

•	Eligard® is a registered trademark of Sanofi S.A.

•	Qcellus™ is a trademark of Valeant Pharmaceuticals International, Inc.

•	Visudyne® is a registered trademark of Novartis AG

Any words used in this Report that are trademarks but are not referred to above are the property of their respective owners.

QLT INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2012

PART I

Item 1.	BUSINESS

Overview

Corporate Restructuring

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, over the course of 2012 we completed a significant reduction in force of approximately 178 employees, or 83% of our work force. Currently, our remaining employees are principally focused on the development of QLT091001.

In connection with the restructuring, following the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, on August 2, 2012, the Board formed an Executive Transition Committee currently composed of Directors Jeffrey Meckler and Dr. John Kozarich to lead the Company until a permanent Chief Executive Officer is appointed. Jeffrey Meckler serves as Chairman of the Committee.

Sales of Assets and Discontinued Operations

Visudyne®

Until September 2012, our product portfolio included Visudyne®, which is a photosensitizer that we co-developed with Novartis for the treatment of wet age-related macular degeneration, the leading cause of blindness in people over the age of 50 in North America and Europe. On September 21, 2012, we entered into an asset purchase agreement with Valeant Pharmaceuticals International, Inc. (“Valeant”) pursuant to which we sold to Valeant all of the Company’s assets relating to Visudyne, our Qcellus™ laser and certain other photodynamic therapy intellectual property, for an upfront payment of $112.5 million and certain contingent consideration and pursuant to which Valeant generally assumed all post-closing liabilities related to such purchased assets. Under the asset purchase agreement, we are entitled to contingent consideration upon the receipt of the governmental authorization necessary for the commercial sale of the Qcellus laser in the United States equal to $5.0 million if the laser registration is received by December 31, 2013, $2.5 million if the laser registration is obtained after December 31, 2013 but before January 1, 2015 and $0 if the laser registration is obtained thereafter. Additionally, we are entitled to up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million received by Valeant under the PDT Product Development, Manufacturing and Distribution Agreement (“PDT Agreement”) with Novartis, which we transferred to Valeant in connection with the asset purchase agreement, or from other third-party sales of Visudyne outside of the United States. Finally, under the asset purchase agreement, we will be entitled to a royalty on net sales attributable to new indications of Visudyne, if any should be approved. While we expect to receive at least some portion of the contingent consideration in the next several years, our receipt of the contingent consideration is dependent on Valeant’s ability to obtain the laser registration, sales of Visudyne by Novartis and other third parties outside the U.S., and the approval of new indications of Visudyne, each of which is dependent on a number of factors and subject to risk. See “Item 1A. Risk Factors.”

In connection with the sale of our Visudyne business, we entered into a transition services agreement with Valeant, pursuant to which we have been providing transition services to Valeant concerning most of the aspects of the Visudyne and Qcellus laser business. We have completed substantially all of our transition services with respect to Visudyne and the commercial sale of Visudyne, but we continue to assist Valeant with respect to obtaining FDA approval of the Qcellus laser through the premarket approval process, including manufacturing prototype lasers for testing in connection with the approval process. Depending on when regulatory approval is received with respect to the lasers, we may manufacture for Valeant a limited quantity of lasers for a certain period of time post-approval. We expect to complete the laser-related transition services, including manufacturing any commercial lasers, in the third quarter of 2013.

Punctal Plug Delivery Program

On December 24, 2012, we entered into an exclusive option agreement with Mati Therapeutics Inc. (“Mati”), a development company led by Robert Butchofsky, our former President and CEO, pursuant to which we granted Mati a 90-day option to acquire assets related to our punctal plug delivery system in exchange for $0.5 million. The option may be extended by Mati for up to three successive 30-day periods upon payment of an additional $0.1 million for each extension. Should Mati exercise the option, QLT and Mati will enter into an asset purchase agreement and, subject to the satisfaction of the conditions to closing contained therein, we will be entitled to a closing payment of approximately $0.8 million, potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the punctal plug delivery system technology and a fee on payments received by Mati in respect of the punctal plug delivery system technology other than net sales. See “Our Products in Development - Punctal Plug Drug Delivery System” below.

Eligard®

Our product portfolio also previously included the Eligard line of products approved for the palliative treatment of advanced prostate cancer. Eligard incorporates a luteinizing hormone-releasing hormone agonist, known as leuprolide acetate, with the Atrigel® drug delivery system. On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”), for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of aggregate contingent consideration of $200.0 million or October 1, 2024. As of December 31, 2012, we had received an aggregate $123.3 million of contingent consideration. While we expect to receive the full amount of contingent consideration in the next two to three years, our continued receipt of contingent consideration under the stock purchase agreement is dependent upon sales of Eligard by Sanofi and Astellas, which could vary significantly due to competition, manufacturing difficulties and other factors. See “Item 1A. Risk Factors.”

Return of Capital

In connection with the strategic restructuring, our Board of Directors has authorized a return of $100.0 million in capital to shareholders as soon as practicable. On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. The share repurchase program was implemented pursuant to an automatic share purchase plan, in accordance with applicable Canadian and U.S. securities legislation. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased will be cancelled. As of February 18, 2013, total repurchases under this program were 3,154,843 common shares at an average price of $7.85 per share, for a total cost of $24.8 million. The Board is currently evaluating a number of other options to most efficiently and effectively implement the return of capital.

Research and Development

In 2012, our research and development efforts were focussed on two programs: QLT091001 and our punctal plug delivery system. Currently, we are focusing our research and development efforts solely on QLT091001.

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently conducting Phase Ib clinical proof-of-concept studies of QLT091001, a synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Positive preliminary results from our initial Phase Ib clinical proof-of-concept study were reported for the 14 subject cohort of LCA patients in 2011 and for the 17 subject cohort of early-onset RP patients in March 2012. This study is now completed and we are in the process of preparing the final study report.

A retreatment study in LCA and RP subjects is ongoing to provide retreatment for these subjects, as needed, in order to examine the safety, efficacy and tolerability of repeat dosing cycles of QLT091001 administered over seven days. Studies are also ongoing to further evaluate the safety and tolerability of QLT091001. Our clinical team, led by Dr. Sushanta Mallick, continues to further evaluate current study designs, dose ranging and safety of the drug, and expects to meet with the U.S. Food and Drug Administration (“FDA”) by the end of the first quarter of 2013 to discuss the most prudent development path for QLT091001. Until such time as this FDA meeting is concluded, the minutes from it are reviewed, and a subsequent end of Phase II meeting is completed with formal guidance provided by the FDA, we do not expect to provide timelines for potential pivotal trial initiation(s).

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the European Medicines Agency (“EMA”). The drug has also been granted two Fast Track designations by the FDA for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes. In May 2011, the United States Patent and Trademark Office issued Patent No. 7,951,841, a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 27, 2027, including the period of Patent Term Adjustment. See “Our Products in Development – QLT091001 – Synthetic Retinoid Program” below.

Punctal Plug Drug Delivery System for the treatment of Glaucoma. Our minimally invasive punctal plug drug delivery system is in the Phase II stage of development to evaluate the delivery of drugs topically to the eye through controlled sustained release to the tear film. The first product candidate targets the treatment of glaucoma and ocular hypertension through the sustained delivery of latanoprost in our punctal plug delivery system (“L-PPDS”). On October 24, 2012, we announced data from our two Phase II L-PPDS clinical trials designed to evaluate the safety, efficacy and duration of effect of the L-PPDS, including assessment of the effect of tearing, latanoprost dosage and the single versus double plug approaches. See “Our Products In Development – Punctal Plug Drug Delivery System” below. On December 24, 2012, we entered into an exclusive option agreement with Mati pursuant to which we granted Mati a 90-day option to acquire assets related to our punctal plug delivery system. See “Sales of Assets and Discontinued Operations” above.

Our Products in Development

We commit significant resources to research and development opportunities in the field of ophthalmology. The following table sets forth the stage of development of our technology:

Product/Indication	Status/Development Stage
QLT091001

Leber Congenital Amaurosis (LCA) and Retinitis Pigmentosa (RP)	Phase Ib study completed in 2012. Phase Ib retreatment study ongoing.

Retinitis Pigmentosa (RP) with autosomal dominant mutation in RPE65	Phase Ib study ongoing.

QLT091001 - Synthetic Retinoid Program

We are developing QLT091001, a synthetic retinoid compound for the potential treatment of certain inherited retinal degenerative diseases.

Under the terms of a co-development agreement we entered into with Retinagenix LLC (“Retinagenix”) in April 2006, we obtained an exclusive, worldwide license and sub-license under certain intellectual property rights owned by Retinagenix or licensed to Retinagenix by the University of Washington, related to the synthetic retinoid compound under development, and are responsible for using commercially reasonable and diligent efforts to develop and commercialize in certain major markets and other markets as we reasonably determine, one or more products covered by the licensed rights or developed using such licensed rights for use in diagnosing, treating or preventing certain human diseases and conditions. We are also responsible for committing certain annual funding to support research and development of such products.

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

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. These designations provide market exclusivity in the applicable jurisdiction after a product is approved for 10 years in the EU and seven years in the U.S., respectively. Orphan drug designation in the EU can also provide an additional two years of market exclusivity for pediatric orphan drug designated drug products. QLT091001 has also been granted two Fast Track designations by the FDA for the treatment of the LRAT and RPE65 genetic mutations in both LCA and RP. The FDA’s Fast Track is a process designed to facilitate the development and expedite the review of drugs that are intended for the treatment of serious diseases and fill an unmet medical need. See “Government Regulation - Orphan Drug Regulation” and “Government Regulation - Fast Track Designations” below.

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

LCA and RP Phase Ib Study. We have completed a Phase Ib open-label clinical proof-of-concept trial to evaluate the safety profile and effects of a single seven-day course of treatment with QLT091001 on various parameters of retinal function and quality of life in patients with LCA and RP due to inherited deficiency of RPE65 (autosomal recessive) or LRAT. In the study, LCA and RP subjects received daily oral doses of QLT091001 for seven days with post-treatment follow-up at regular intervals for as long as visual function or subjective improvements were observed or until the patient was enrolled in a retreatment protocol.

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

Positive preliminary results from our Phase Ib clinical proof-of-concept study were reported for the 14 subject cohort of LCA patients in May and October 2011 and for the 17 subject cohort of early-onset RP patients in March 2012. The database is now closed and we are in the process of preparing the final study report.

LCA and RP Retreatment Study. A retreatment study in LCA and RP subjects is ongoing to provide retreatment for subjects treated in the initial Phase Ib open-label study, to examine the safety, efficacy and tolerability of repeat dosing cycles of QLT091001 administered over seven days.

Study in RP subjects with autosomal dominant RPE65 mutation. RP is genetically heterogeneous and can be inherited in an autosomal recessive (AR), autosomal dominant (AD), or X-linked manner, with rare digenic and mitochondrial forms. Previously, all reported mutations in RPE65 were associated with recessive RP or LCA. Recently, however, a dominant-acting mutation in RPE65 was reported. In order to investigate the safety, tolerability and efficacy of oral QLT091001 as a novel treatment for RP subjects with an autosomal dominant mutation in RPE65, an open-label, Phase 1b, proof-of-concept study was initiated. This study will evaluate the safety and treatment effects of a single course (once-daily for seven days) of oral 40 mg/m2 QLT091001 in approximately five to six RP subjects with an autosomal dominant mutation in RPE65.

Current Development Status. Studies are also ongoing to further evaluate the safety and tolerability of QLT091001. Our clinical team, led by Dr. Sushanta Mallick, continues to further evaluate current study designs, dose ranging and safety of the drug, and expects to meet with the FDA by the end of the first quarter of 2013 to discuss the most prudent development path for QLT091001.

Punctal Plug Drug Delivery System

Our proprietary punctal plug drug delivery technology is a minimally invasive drug delivery system we have been developing with the goal of delivering a variety of drugs to the eye through controlled sustained release to the tear film. The platform technology builds upon a well-known ocular device, punctal plugs, which are placed in the tear duct, or punctum, of the eye in a relatively simple and minimally invasive office procedure routinely performed by an ophthalmologist or optometrist. Punctal plugs have been traditionally used to block the drainage of tears in patients with dry eye syndrome.

Milestone and Royalty Obligations

We acquired the punctal plug drug delivery technology as a result of the acquisition of ForSight Newco II, Inc. (“ForSight”) by our U.S. subsidiary, 3088923, Inc., pursuant to the terms of a merger agreement dated October 8, 2007. Under the terms of the merger agreement, we have agreed to use commercially reasonable efforts to develop and commercialize in certain major markets a specified number of punctal plug products claimed under the patents we acquired in the ForSight acquisition and from which pharmaceutical preparations are delivered to the eye. We have also agreed to pay the former ForSight stockholders certain milestones, royalties and other payments, dependant upon development and commercialization success and certain other transactions involving the punctal plug products.

Option Agreement with Mati Therapeutics

On December 24, 2012, we entered into an exclusive option agreement with Mati pursuant to which we granted Mati a 90-day option to acquire assets related to our punctal plug delivery system, including an assignment of our rights and obligations under the merger agreement with ForSight described above, in exchange for $0.5 million. The option may be extended by Mati for up to three successive 30-day periods upon payment of an additional $0.1 million for each extension. Should Mati exercise the option, QLT and Mati will enter into an asset purchase agreement and, subject to the satisfaction of the conditions to closing contained therein, QLT will be entitled to a closing payment of approximately $0.8 million, potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the punctal plug delivery system technology and a fee on payments received by Mati in respect of the punctal plug delivery system technology other than net sales.

Punctal Plug Delivery System for the Treatment of Glaucoma

Latanoprost for Glaucoma and Ocular Hypertension. The first product candidate targets the treatment of glaucoma and ocular hypertension through the sustained delivery of latanoprost, a prostaglandin analog, in our punctal plug delivery system (“L-PPDS”).

Travoprost for Glaucoma. In May 2012, we received approval from the FDA for an investigational new drug application to enable development of a second glaucoma product candidate, travoprost, in our punctal plug drug delivery system (“T-PPDS”).

Punctal Plug Drug Delivery System. Our goal has been to develop a punctal plug drug delivery system that provides an effective, convenient and reliable treatment alternative to eye drops for glaucoma patients that could ultimately improve patient compliance with their medication and hence the long-term outcome for their disease. In addition to development of the L-PPDS and T-PPDS, we have engaged in ancillary development activities to optimize the final punctal plug delivery product, including development of an insertion tool to simplify the in-office insertion procedure for ophthalmologists and optometrists and a simple home-use detection system that would allow patients to confirm the presence of the punctal plugs between office visits.

2012 L-PPDS Phase II Clinical Trials. In 2012, we conducted two L-PPDS Phase II clinical studies, PPL GLAU 12 and PPL GLAU 13, in subjects with open-angle glaucoma or ocular hypertension. The studies were designed to address questions raised from the L-PPDS Phase II trial completed in 2011, including assessment of the effect of tearing, latanoprost dosage and the single versus double plug approaches, and to evaluate longer duration of sustained release. The two studies involved the simultaneous placement of punctal plugs in both the upper and lower puncta for delivery of a daily drug amount with a goal of enabling clinically significant, sustained intraocular pressure (IOP) lowering effects and comparable clinical outcomes to those of currently marketed daily prostaglandin eye drops. On October 24, 2012, we announced that results from these two studies demonstrated positive trends (with statistically and clinically significant findings) on the efficacy and safety of the L-PPDS in these subjects.

Current Development Status. Development work on the L-PPDS and T-PPDS programs has been suspended pending the outcome of our strategic process.

Manufacturing

As a result of the sale of Visudyne, our only commercial product, to Valeant in September 2012, we no longer contract with third parties to manufacture and supply any commercial products. Pursuant to the transition services agreement we entered into with Valeant, however, we are responsible for the manufacture of a small number of prototype Qcellus lasers for use in connection with obtaining regulatory approval of such laser. Depending on when regulatory approval is received with respect to the laser, we may assist in the manufacture of a limited quantity of lasers for a certain period of time post-approval. We expect to complete the laser-related transition services, including manufacturing any commercial lasers, in the third quarter of 2013.

In connection with our development of QLT091001, we utilize a small number of third party contractors to manufacture and supply certain materials, API and drug product and expect to continue to do so for our commercial needs.

We and our contract manufacturers are subject to the FDA’s current Good Manufacturing Practices (“cGMP”) regulations and other rules and regulations prescribed by regulatory authorities outside the U.S.

Product Sales, Marketing and Distribution

Prior to the sale of Visudyne in September 2012, we operated a small U.S.-based marketing, sales and distribution organization through our wholly-owned U.S. subsidiary, QLT Ophthalmics, Inc. (“QOI”). With the completion of our transition services related to the commercial sale of Visudyne in January 2013, we no longer employ sales or marketing personnel.

Financial Information about Segments and Geographic Areas

We operate in one segment and the geographic information required herein is contained in Note 16 - Segment Information in Notes to the Consolidated Financial Statements and is incorporated by reference herein.

Patents, Trademarks and Proprietary Rights

We seek to protect our proprietary technology by obtaining patents to the extent we consider it advisable, and by taking contractual measures and other safeguards to protect our trade secrets and innovative ideas. We currently own or have acquired rights to a number of patents and patent applications for the technologies utilized in our products in development in the U.S., Canada and other jurisdictions.

Our policy is to file patent applications on a worldwide basis in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy. The most significant patents owned or licensed by us are described below.

QLT091001 - Synthetic Retinoid

Pursuant to our co-development agreement with Retinagenix, we have an exclusive, worldwide sub-license to patents and patent applications relating to various synthetic retinoids and uses thereof, including in the treatment of LCA and RP. These patents and patent applications are owned by the University of Washington, which has licensed the patents and patent applications to Retinagenix, and are sub-licensed to us by Retinagenix. On May 31, 2011, the United States Patent and Trademark Office issued Patent No. 7,951,841, a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 7, 2027, including the period of Patent Term Adjustment. This patent is owned by the University of Washington and is exclusively sub-licensed to us through our co-development agreement with Retinagenix.

Additional patents and patent applications exclusively sub-licensed to us through our co-development agreement with Retinagenix will expire between 2024 and 2029, not including any possible patent term extensions or adjustments that may be available. These patents and patent applications include additional methods of use patents and patent applications, directed to uses of synthetic retinoids, including QLT091001.

The molecule in QLT091001 is not eligible for composition of matter protection per se, as it was previously known in the scientific community. To further expand and strengthen our intellectual property portfolio, we have filed and continue to file additional patent applications on synthetic retinoids, pharmaceutical formulations thereof, methods of using and dosing synthetic retinoids, including QLT091001, in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy. Those patent applications, if issued, will expire between 2029 and 2033, not including any possible patent term extensions or adjustments that may be available. If QLT091001 is approved by the FDA and the EMA for marketing in the U.S. and EU, we plan to apply for any patent term extensions and regulatory exclusivities that are available to us under applicable law. See “Government Regulation - Market Exclusivity” and “Government Regulation - Additional Regulatory Issues” below.

In addition to any protection our patent portfolio may offer, QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. If a drug is ultimately approved as an orphan drug, it receives an extended period of market exclusivity, subject to certain limitations based on the jurisdiction. See “Government Regulation - Orphan Drug Regulation” below.

Punctal Plug Drug Delivery System

In connection with our acquisition of ForSight Newco II, Inc. (now named QLT Plug Delivery, Inc.) in October 2007, we acquired a number of patent applications covering different aspects of the punctal plug technology, including punctal plug designs and devices, methods of making punctal plugs and uses thereof for delivering therapeutic drugs to the eye for treating eye diseases, including glaucoma. Patents issuing from these patent applications will expire between 2024 and 2028, not including any possible patent term extensions or adjustments that may be available. We have filed additional patent applications on punctal plugs and devices, methods of manufacturing punctal plugs and uses thereof in those jurisdictions where we have considered it beneficial, depending on the subject matter and our commercialization strategy. If Mati exercises its option with respect to the punctal plug program, these patents and patent applications will be transferred to Mati pursuant to the asset purchase agreement that the parties intend to enter into upon exercise.

Other Patents, Trademarks and Proprietary Rights

In addition to patent protection, we also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas.

We require our potential business collaborators, investigators, employees and consultants who might have access to or be provided with proprietary information to sign confidentiality agreements.

We have included information about risks and uncertainties relating to protection of our proprietary information under “Item 1A. Risk Factors.”

We own registered trademarks in the U.S. and Canada and in other jurisdictions.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which have financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing products, conducting preclinical and clinical testing, obtaining regulatory approvals, manufacturing and marketing. In addition, many biopharmaceutical companies have formed collaborations with large, established pharmaceutical companies to support research, development and commercialization of products that may be competitive with our products. Academic institutions, government agencies and other public and private research organizations also are conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. The existence of these products, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us. For example, we are aware of a retinal implant developed by Second Sight Medical Products Inc. to treat late stage RP, which received FDA approval under a Humanitarian Device Exemption in February 2013.

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

FDA Regulation - Approval of Drug Products

Under U.S. law, our QLT091001 product in development will be regulated as a drug and our punctal plug drug delivery system will be regulated as a drug/device combination product. The steps ordinarily required before a drug, or certain kinds of drug/device combination products, may be marketed in the U.S. include:

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

After successful completion of the required clinical testing, the results of preclinical studies and clinical studies, along with descriptions of the manufacturing process, proposed labelling and other relevant information, are submitted to the FDA as part of an NDA. Under the Prescription Drug User Fee Act, the FDA aims to review the NDA within 10 months if it is a standard application, or within six months if it is a priority review application. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or a “complete response letter” that identifies the deficiencies in the NDA that must be corrected in order to secure final FDA approval of the NDA. When, and if, those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. Approval may be conditioned on the sponsor’s agreement to undertake Phase IV post-approval studies to further assess the drug’s safety and effectiveness, or on the development of a Risk Evaluation and Mitigation Strategy (“REMS”) that limits the labelling, distribution or promotion of a drug product.

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

EU Regulation - Approval of Medicinal Products

Our products in development will be regulated as medicinal products in the EU. In the European Economic Area (“EEA”) (which comprises the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a marketing authorization (or “MA”). There are two types of marketing authorizations:

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

Under the Mutual Recognition Procedure, within 90 days of receipt of a valid application, the Reference Member State provides an updated assessment report together with the approved summary of product characteristics (“SPC”), labelling and package leaflet to the Member States where the applicant seeks recognition of its original MA (the Concerned Member States). After receipt of these documents, the Concerned Member States have another 90 days to recognise the decision of the Reference Member State and the approved SPC, package leaflet and labelling and grant a harmonised National MA. The Concerned Member States may, however, refuse to recognize the Reference Member State’s MA on grounds of a potential serious risk to public health, in which case the points of disagreement are referred to the Coordination Group for Mutual Recognition and Decentralised Procedures – Human (the “CMDh”). The CMDh will try to reach a consensus between the Reference Member State and the objecting Concerned Member States within 60 days, and if an agreement is not reached the matter will be referred to the EMA’s CHMP for arbitration.

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

Market Exclusivity

In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 (also known as the Hatch-Waxman Act) established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute generic drugs is obtained by filing an abbreviated new drug application, or ANDA with the FDA, which must demonstrate that the product is bioequivalent to the innovator drug, rather than independently demonstrating the safety and effectiveness of the product through the submission of preclinical and clinical data. Innovator drugs are protected from generic competition through patent exclusivity, and the holder of an NDA for an innovator drug may also be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an ANDA or application filed under the Food, Drug and Cosmetic Act §505(b)(2) (“505(b)(2) Application”). If the innovator drug is a New Chemical Entity, the FDA may not accept an ANDA or 505(b)(2) Application for a drug that contains the same active moiety as in the New Chemical Entity for five years following approval of the NDA for the New Chemical Entity, except that an ANDA or 505(b)(2) application may be submitted after 4 years if it contains a Paragraph IV certification. The FDA may, however, approve a full NDA submitted by another company for the same drug product during this period. A drug can be classified as a New Chemical Entity if the FDA has not previously approved any other drug containing the same active moiety. If the innovator drug is not a New Chemical Entity but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA or 505(b)(2) Application for a bioequivalent product before expiration of three years. Additionally, a six-month period of market exclusivity may be added to existing patent and market exclusivity periods if the innovator drug is studied for pediatric indications.

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

Upon FDA approval, we believe that the active pharmaceutical ingredient in QLT091001 may qualify as a New Chemical Entity, which provides for five years of exclusivity following approval. We intend to seek New Chemical Entity exclusivity; however, there is no assurance that QLT091001 will qualify and gain the additional five-year exclusivity period, even if QLT091001 is approved. We also plan to seek regulatory exclusivity for QLT091001 in the EU; however, there can be no assurance that we will be successful in securing approval or regulatory exclusivity in the EU.

Orphan Drug Regulation

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

Additional Regulatory Issues

We remain subject to various U.S. federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws with respect to prior sales of and marketing activities for Visudyne in the U.S. and, if any of our product candidates are approved for commercial sale, will be subject to such laws with respect to any sales of those product candidates. For example, anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Additionally, false claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The healthcare fraud statute prohibits knowingly and wilfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and wilfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal and state health care programs (including Medicare and Medicaid).

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

Both within and outside the U.S., significant uncertainty exists as to the reimbursement status of newly approved health care products, and we cannot provide assurance that adequate third-party reimbursement will be available. There have been, and we expect will continue to be, proposed and adopted healthcare reform measures that impacted or may impact our business. For example, PPACA provides for significant changes in the way healthcare is financed by both governmental and private insurers. Key provisions of PPACA specific to the pharmaceutical industry, among others, include the following:

•

An annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents into the U.S., apportioned among these entities according to their market share in certain federal government healthcare programs (excluding sales of any drug or biologic product marketed for an orphan indication), that began in 2011;

•	An increase, from 15.1% to 23.1%, in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010;

•	Extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

•	Expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010; and

•

New (Sunshine) requirements that have recently been finalized, will require entities to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year, with data collection expected to begin in the second half of 2013, and with public disclosure expected to follow in 2014.

Although we cannot predict their full impact, we anticipate that PPACA, as it is implemented, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage and reimbursement criteria that may negatively impact product price potential and could adversely affect our profits and our business generally.

Research and Development Costs

A significant portion of our operating expenses is related to research and development. During the years ended December 31, 2012, 2011 and 2010, our total company-sponsored research and development expenses were $24.6 million, $23.0 million and $11.5 million, respectively. See “Our Products in Development” above and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Resources

In July 2012, we announced a reduction in force of approximately 70% as a result of the strategic restructuring of the Company. Following the sale of Visudyne to Valeant, in December 2012 we further reduced our workforce by 42%, to 38 employees, to better align the Company’s resources with our corporate objectives. The affected employees have left or will leave the Company in the first half of 2013, the majority of which coincide with the completion of the transition services provided to Valeant in connection with the sale of the Visudyne business. As of February 18, 2013, we had approximately 59 employees, 40 of whom were engaged in research, development, clinical and regulatory affairs, medical devices (lasers), manufacturing, quality control and assurance and process development, and 19 of whom were engaged in administration, business development, finance, information technology, human resources and legal. None of our employees belong to a labour union.

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

We may be unable to realize all of the potential benefits, and may be subject to potential liabilities, in connection with our recent strategic restructuring.

In September 2012, we sold all of our assets related to Visudyne to Valeant. In connection with the sale of Visudyne to Valeant, we entered into a transition services agreement under which we agreed to provide certain services to Valeant related to the divested business in exchange for payment for the services and reimbursement for out of pocket expenses at cost. If we are unable to successfully manage our relationship with Valeant and other third-party vendors, consultants and contractors involved with Visudyne, or if we fail to comply with ongoing regulatory requirements or contractual obligations in connection with providing services under the transition services agreement, it could increase our costs and adversely affect our results of operations. Additionally, we may not receive all or any of the contingent consideration under the asset purchase agreement if we fail to achieve milestones with respect to the Qcellus laser or if net royalties on sales of Visudyne outside of the U.S. are lower than expected.

In December, 2012, we entered into an exclusive option agreement with Mati pursuant to which the Company granted Mati a 90-day option to acquire assets related to the Company’s punctal plug delivery system. However, Mati may never exercise its option with respect to our punctal plug delivery system assets. If Mati does not exercise its option, we may not realize any financial benefits from these assets, which may adversely affect our business and results of operations or could limit our ability to invest in and grow our business.

Our strategic restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

In connection with the Company’s strategic restructuring, in July 2012 we implemented a significant reduction in our work force, followed by an additional reduction in force in December 2012. Through December 31, 2012, we recorded restructuring charges of $16.9 million (of which $3.1 million is included in discontinued operations) and we expect to record an additional restructuring charge of approximately $1.6 million. We may not realize in full the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

The Company’s restructuring, including product divestitures, also may be disruptive to our operations, in particular due to the departure of several members of senior management. For example, cost saving measures may distract remaining and new management from our remaining businesses, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, deficiencies in our internal controls, reduced employee productivity and a deterioration of employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, and scientific and other personnel who are critical to our business. Any failure to attract or retain key personnel, including a permanent CEO and CFO, could result in unexpected delays in the development of the Company’s synthetic oral retinoid program, QLT091001, or could otherwise negatively impact our business.

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

Although our divestment of non-core assets in 2008 and 2009 and our sale of the assets related to Visudyne in September 2012 generated significant cash, we no longer generate revenues from the sale of products and we will not generate any revenues from our products in development until such time, if ever, that they are approved for sale. In addition, we have authorized the return of at least $100.0 million of our cash to shareholders. Going forward we will continue to incur operating expenses and, as a result, may not be able fund our operations or any anticipated growth beyond the near term. The amount required to fund our operating expenses will depend on many factors, including the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including out-licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.

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

For the foreseeable future, our only material source of cash inflows is contingent consideration from the strategic transactions we have completed or may complete.

Under our asset purchase agreement with Valeant pursuant to which we sold our Visudyne business to Valeant, we are entitled to receive up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million for sales of Visudyne outside of the United States by Novartis and a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. Additionally, we are entitled to receive up to $5.0 million upon receipt of all registrations required for the commercial sale in the U.S. of the Qcellus laser, which is currently under development. We may not receive all or any of this contingent consideration.

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

Additionally, if Mati chooses to exercise its option with respect to the punctal plug delivery program, we will be entitled to certain contingent consideration upon the satisfaction of certain product development and commercialization milestones.

With respect to both Visudyne and Eligard, as well as any future products resulting from the punctal plug delivery program in the event that Mati exercises its option, our success depends on the success of third parties to market these products. For example, under the Visudyne asset purchase agreement, the contingent consideration depends on the sales of Visudyne outside of the United States, which is the responsibility of Novartis. Consequently, a portion of our income depends on the efforts of Novartis to market and sell Visudyne outside the U.S. and on the efforts of Valeant to collect royalties due to it from Novartis. To the extent such third parties do not perform adequately, or do not comply with applicable laws or regulations in performing their obligations, our income may be adversely affected.

Our receipt of contingent consideration may also be adversely affected by, among other things:

•	lower than expected Visudyne or Eligard sales;

•	product manufacturing or supply interruptions or recalls;

•	the development of competitive products, including generics, by other companies that compete with Visudyne or Eligard;

•	marketing or pricing actions by competitors or regulatory authorities;

•	changes in foreign exchange rates;

•	changes in the reimbursement or substitution policies of third-party payors;

•	changes in or withdrawal of regulatory approvals;

•	disputes relating to patents or other intellectual property rights;

•	the commercial efforts of Visudyne or Eligard marketing licensees;

•	changes in laws or regulations that adversely affect the ability to market Visudyne or Eligard;

•	decline in the commercial supply and technical support for laser light devices necessary to administer Visudyne therapy;

•	failure or delay in obtaining regulatory approval for the sale of the Qcellus laser;

•	failure to develop and commercialize any new indications for Visudyne;

•	failure of Mati to exercise its option with respect to the punctal plug delivery system; and

•	failure or delay by Mati in obtaining regulatory approval and commercializing the products related to the punctal plug delivery system.

Furthermore, the fair value of our contingent consideration reflected on our consolidated balance sheet is based on future Visudyne and Eligard sales estimated by us utilizing external market research to estimate market size, to which we apply market share and pricing assumptions based on historical sales data and expected future competition. If we do not ultimately receive all or a material portion of the consideration provided for under the stock purchase agreement or asset purchase agreement due to the risks noted above or for any other reason, our cash position will suffer.

We believe that we may be deemed a passive foreign investment company for the taxable year ended December 31, 2012, which could result in adverse United States federal income tax consequences to U.S. Holders and may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

Based on the price of our common shares and the composition of our assets, we believe that we may be deemed a “passive foreign investment company” (“PFIC”) for United States federal income tax purposes for the taxable year ended December 31, 2012. We believe that we may be deemed a PFIC for the taxable years ended December 31, 2008 through 2011, and we may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. If we were a PFIC for any taxable year during a U.S. Holder’s holding period for our common shares, certain adverse United States federal income tax consequences could apply to such U.S. Holder, as that term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents—U.S. Federal Income Tax Information—U.S. Holders in this Report, including on a return of capital to such U.S. Holders. In addition, our PFIC status may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

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

Our product candidates are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments and by foreign regulatory authorities in jurisdictions in which our product candidates may be sold or used in clinical development. Product labeling, manufacturing, adverse event reporting, pricing rules and restrictions, storage, distribution, advertising and promotion, and record keeping are some of the ongoing regulatory requirements to which products are subject. For example, we are subject to U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws, for any actions taken prior to January 31, 2013 with respect to the marketing, sale and pricing of Visudyne, and will be subject to these laws with respect to the marketing, sale and pricing of any of our product candidates that are approved for commercial sale. Our failure or the failure of any third parties on whom we rely to comply with applicable requirements may be punishable by criminal and/or civil sanctions against the Company and/or our senior officers, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid, and could result in among other things, product recalls or seizures, injunctions, price rebates, total or partial suspension of production and/or distribution, refusals to permit products to be imported into or exported out of the U.S. or elsewhere, FDA or other regulatory agency refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, and withdrawals of previously approved marketing applications. Regulators can also withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.

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

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the FDA, the Federal Trade Commission and other regulatory agencies in other jurisdictions. We may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, our failure to comply with such requirements or the adoption of new requirements could materially harm our business.

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

If we do not achieve our projected development goals in the timeframes we expect and announce, marketing approval and commercialization of our product candidates may be delayed and our credibility may be adversely affected and, as a result, our stock price may decline.

For strategic and operational planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the market approval and commercialization of our product candidates may be delayed and our credibility may be adversely affected and, as a result, our stock price may decline.

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

With respect to pending patent applications we own or license, we do not know whether or not patent applications will result in issued patents. Securing patent protection for a product is a complex process involving many legal and factual questions. The patent applications that we and our licensors have filed in the United States and elsewhere are at varying stages of examination, the timing of which is outside of our control. Certain of these applications have not yet commenced examination in the United States Patent Office and other international patent offices, and we cannot predict the timing or results of such examinations.

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

If we fail to obtain or maintain orphan drug designation or other market exclusivity for some of our product candidates, our competitive position may be harmed.

Since the extent and scope of our patent protection for QLT091001 is limited, orphan drug designation is especially important for this product candidate. QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. These designations provide market exclusivity in the applicable jurisdiction for seven years and 10 years, respectively, if a product is approved. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with the same active moiety for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs. While we may seek orphan drug designations for other indications (including for the treatment of an indication due to a specific inherited genetic mutation), there is no assurance we will receive such orphan drug designations or, even if we do, that such orphan drug designations will provide us with a commercial advantage.

Additionally, upon FDA approval, we believe that the active pharmaceutical ingredient in QLT091001 may qualify as a new chemical entity, or NCE, which provides for five years of exclusivity following approval. We intend to seek New Chemical Entity exclusivity; however, there is no assurance that QLT091001 will qualify and gain the additional five-year exclusivity period, even if QLT091001 is approved. We also plan to seek regulatory exclusivity for QLT091001 in the EU; however, there can be no assurance that we will be successful in securing approval or regulatory exclusivity in the EU.

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

In order to commercialize any of our product candidates that may be approved for commercial sale, we may need to establish and maintain an effective sales and marketing infrastructure or enter into collaborations with partners able to perform these services for us. Following completion of our work under the Visudyne transition services agreement with Valeant, we do not maintain an in-house sales and marketing organization. We cannot guarantee that we will be able to enter into and maintain marketing or distribution agreements with third-party providers on acceptable terms, if at all. In addition, we currently have no sales and marketing capabilities in territories outside the U.S. If we are unable to successfully establish capabilities to sell and market our products outside the U.S. either through our own capabilities or by entering into collaborations with partners, we will have difficulty globally commercializing our products. In any of these events, our ability to generate revenues may be harmed.

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

We expect to rely on third parties to manufacture our product candidates for use in later stage clinical trials and, if commercialized, to manufacture and distribute our products in commercial quantities. If we are unable to obtain and maintain agreements on favorable terms with contract manufacturers or distributors, or these parties fail to supply required materials or comply with regulatory requirements, or if we fail to timely locate and obtain regulatory approval for additional or replacement manufacturers or distributors as needed, it could impair or prevent our ability to deliver our future commercial products on a timely basis, or at all, which in turn would materially and adversely harm our business and financial results.

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

We may become involved in legal actions in the ordinary course of our business. Litigation may result in verdicts against us, including excessive verdicts, which may include a judgment with a significant monetary award, as occurred in 2008 in the litigation with Massachusetts Eye and Ear Infirmary, including the possibility of punitive damages, a judgment that certain of our patent or other intellectual property rights are invalid or unenforceable and, as occurred in 2006 in the litigation with TAP Pharmaceuticals in the U.S., the risk that an injunction could be issued preventing the manufacture, marketing and sale of our products that are the subject of the litigation.

In addition, we may become involved in disputes or legal actions as a result of our past strategic corporate restructurings. Under the strategic restructuring undertaken in 2008 and 2009, we divested Eligard (as part of the sale of QLT USA), Aczone® and Atrigel and sold the land and building comprising our Canadian headquarters. More recently, we sold all of our assets related to Visudyne to Valeant pursuant to the terms of an asset purchase agreement, and we agreed to perform certain transition services for Valeant. We also entered into an exclusive option agreement in December 2012 with Mati pursuant to which we granted Mati a 90-day option to acquire assets related to the Company’s punctal plug delivery system. Transactions such as these may result in disputes regarding representations and warranties, indemnities, future payments or other matters, and we may not realize some or all of the anticipated benefits of these transactions. For example, $7.5 million of the purchase price under the Visudyne asset purchase agreement will be held in escrow for one year following the closing date to satisfy indemnification claims that Valeant may have under the asset purchase agreement. If Valeant makes a claim for indemnification within that time period and that claim is successful, some or all of this portion of the purchase price may not be released to us.

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

We generated net losses for the fiscal years ended December 31, 2011 and 2010. Although we earned net income for the fiscal years ended December 31, 2012, 2009 and 2008, we incurred a loss from continuing operations in each of those years. Our accumulated deficit at December 31, 2012 was approximately $482.4 million. Even though we expect our research and development expenses to decrease in the future due to the potential sale or out-license of our punctal plug drug delivery system, we expect to continue to incur net losses from continuing operations for the foreseeable future due to clinical development costs related to our synthetic retinoid product and no revenue generating activities. We are uncertain when or if we will be able to achieve or sustain profitability. If we are unable to achieve or sustain profitability in the future, our stock price may decline.

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

The market price of our common shares is volatile and the value of an investment in our common shares could decline.

The market prices for securities of biotechnology companies, including QLT, have been and are likely to continue to be volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:

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

In addition, in September 2012, we announced that our Board of Directors authorized us to repurchase up to 3,438,683 shares of our common shares over the next 12 months, which is the maximum number of shares permitted to be purchased under the rules of the Toronto Stock Exchange and represents 10% of the public float. The share repurchase program has been and will be funded from existing cash on hand. By repurchasing our common shares we may reduce liquidity of our common shares in the open market and could experience increased volatility in our share price.

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

In connection with our former U.S. operations, we lease approximately 10,800 square feet of space at a facility in Menlo Park, California for a term expiring in 2013, previously used to support certain of our commercial and development operations. We currently do not intend to renew this lease.

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

	The Toronto Stock Exchange		The NASDAQ Stock Market
	High	Low	High	Low
	(CAD$)	(CAD$)	(U.S.$)	(U.S.$)

2012

Fourth Quarter	$8.10	$7.46	$8.22	$6.33
Third Quarter	8.51	7.31	8.60	7.45
Second Quarter	8.25	6.29	8.10	6.15
First Quarter	8.00	6.82	8.05	6.70

2011

Fourth Quarter	$7.69	$6.61	$7.45	$6.47
Third Quarter	7.77	5.62	7.57	5.65
Second Quarter	8.01	6.58	8.52	6.75
First Quarter	8.37	6.44	8.50	6.53

The last reported sale price of the common shares on the TSX and on the NASDAQ on February 15, 2013 was CAD $8.11 and U.S. $7.92, respectively.

As of February 18, 2013, there were 1,391 registered holders of our common shares, 1,254 of whom were residents of the U.S. Of the total 50,602,104 common shares outstanding, the portion held by registered holders resident in the U.S. was 33,133,347 or 65.5%.

Share Price Performance Graph

The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012
QLT Total Return	100.00	54.53	112.21	165.85	162.90	177.83
S&P/TSX Composite Index	100.00	54.53	84.85	106.00	94.62	103.62
NASDAQ Biotechnology Index	100.00	87.70	101.70	117.18	131.33	173.73

The graph above assumes $100 invested on December 31, 2007 in common shares of QLT and in each index. The returns shown above are historical and not indicative of future price performance.

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

Equity Plans

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. All purchases are to be effected in the open market through the facilities of the TSX or NASDAQ, and in accordance with regulatory requirements. All common shares repurchased will be cancelled. As of February 18, 2013, total repurchases under this program were 3,154,843 common shares at an average price of $7.85 per share, for a total cost of $24.8 million.

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

The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended December 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2012 through October 31, 2012	881,238	$7.72	881,238	2,557,445

November 1, 2012 through November 30, 2012	484,857	$7.80	484,857	2,072,588

December 1, 2012 through December 31, 2012	381,109	$7.84	381,109	1,691,479

Total	1,747,204	$7.77	1,747,204

(1)	All shares were purchased pursuant to our normal course issuer bid to repurchase up to 3,438,683 of our common shares, discussed above, commenced on October 2, 2012 and expiring on October 1, 2013.

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

The Investment Act was amended with the Act to Implement the Agreement Establishing the WTO to provide for special review thresholds for WTO member country investors. Under the Investment Act, a direct investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount (the Review Threshold). The Review Threshold is CAD $344 million for transactions closing in 2013. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.

Pursuant to amendments to the Investment Act in 2009, the Minister of Industry can, within a prescribed period, require the review of an investment by a non-Canadian (even one that does not amount to an acquisition of control, and/or does not meet the Review Threshold) on grounds of whether it is likely to be injurious to national security. Ultimately, Cabinet can prohibit the completion of an investment, or require divestment of control of a completed investment, or impose terms and conditions on an investment where the investment is injurious to national security.

See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents – U.S. Federal Income Tax Information.”

Item 6.	SELECTED FINANCIAL DATA

Annual Financial Data

The selected historical consolidated financial information presented below for each of the five years ended December 31, 2008 through to 2012, has been derived from our consolidated financial statements prepared in accordance with U.S. GAAP.

The information below has been restated for the following that have been treated as discontinued operations under U.S. GAAP:

•	On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to an asset purchase agreement.

•	In July 2012, we initiated an active plan to divest our punctal plug drug delivery system technology.

Year Ended December 31,	2012(1)	2011	2010(2)	2009(3)	2008(4)
(In thousands of U.S. dollars except per share information)

CONSOLIDATED STATEMENT OF OPERATIONS DATA
Research and development expenses	$24,578	$23,043	$11,456	$2,492	$6,955
Purchase of in-process research and development	—	—	—	7,517	—
(Loss) income from continuing operations	(42,264)	(31,379)	(9,270)	(7,645)	1,367
Net income (loss)	45,698	(30,416)	(17,539)	99,434	134,891
Basic net income (loss) per common share:
Continuing operations	(0.84)	(0.63)	(0.18)	(0.13)	0.02
Discontinued operations	1.75	0.02	(0.15)	1.90	1.79

Net income (loss)	0.91	(0.61)	(0.33)	1.77	1.81

Diluted net income (loss) per common share:
Continuing operations	(0.84)	(0.63)	(0.18)	(0.13)	0.07
Discontinued operations	1.75	0.02	(0.15)	1.90	1.64

Net income (loss)	0.91	(0.61)	(0.33)	1.77	1.71

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents	$307,384	$205,597	$209,478	$188,114	$165,395
Total assets	401,218	344,544	387,783	419,637	491,758
Total shareholders’ equity	388,318	329,005	372,944	404,454	343,230

For all years presented there were no cash dividends per common share.

Quarterly Financial Data(5)

(Recast due to discontinued operations)

Set out below is selected unaudited consolidated financial information for each of the fiscal quarters of 2012 and 2011.

Three Months Ended	December 31	September 30	June 30	March 31
(In thousands of U.S. dollars except per share information)

2012(1)
Research and development expenses	$4,958	$5,639	$7,465	$6,517
Net loss from continuing operations	(8,061)	(12,618)	(12,211)	(9,375)
Net (loss) income	(9,181)	81,460	(16,304)	(10,277)
Basic and diluted net (loss) income per common share
Continuing operations	(0.16)	(0.25)	(0.25)	(0.19)
Discontinued operations	(0.02)	1.86	(0.08)	(0.02)

Net (loss) income	(0.18)	1.61	(0.33)	(0.21)

Three Months Ended	December 31	September 30	June 30	March 31
(In thousands of U.S. dollars except per share information)

2011
Research and development expenses	$6,258	$6,113	$5,964	$4,708
Net loss from continuing operations	(7,801)	(8,461)	(7,540)	(7,577)
Net loss	(6,617)	(9,106)	(6,145)	(8,549)
Basic and diluted net loss per common share
Continuing operations	(0.16)	(0.17)	(0.15)	(0.15)
Discontinued operations	0.03	(0.01)	0.03	(0.02)

Net loss	(0.13)	(0.18)	(0.12)	(0.17)

(1)

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to an asset purchase agreement. We recognized a pre-tax gain of $101.4 million related to this transaction within discontinued operations for 2012. See Note 13 — Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements.

(2)

For the year ended December 31, 2010, our net loss reflects a tax provision of $10.9 million which was primarily due to a net increase in our valuation allowance resulting from lack of sufficient evidence available to support our continued recognition of certain future tax benefits.

(3)

On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our U.S. subsidiary, QLT USA. See Item 1. Business - Eligard® Contingent Consideration. We recognized a pre-tax gain of $107.4 million related to this transaction within discontinued operations for 2009.

(4)

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

The following information should be read in conjunction with the accompanying 2012 consolidated financial statements and notes thereto, which are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All of the following amounts are expressed in U.S. dollars unless otherwise indicated.

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

The following factors, among others, including those described under Item 1A. Risk Factors in Part I of this Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our expectations regarding the results of our strategic restructuring;

•	unanticipated negative effects of our strategic restructuring;

•	our expectations regarding the timing and our ability to return capital, including under our share repurchase program;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees, including a new Chief Executive Officer and Chief Financial Officer;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials;

•	the anticipated timing of regulatory submissions for product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates;

•	our ability to successfully develop and commercialize our programs, including our synthetic retinoid program;

•	the decision by Mati not to exercise its option with respect to our punctal plug delivery system;

•	Mati’s failure to successfully develop and commercialize products based on our punctal plug delivery system;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to maintain, orphan drug designations for our product candidates, particularly our synthetic retinoid;

•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard®;

•

receipt of all or part of the contingent consideration pursuant to the asset purchase agreement with Valeant, which is based on future sales of Visudyne® outside of the United States, sales attributable to any new indications for Visudyne and the receipt of regulatory approval of the Qcellus™ laser, which is currently under development;

•	our ability to effectively market and sell any future products;

•	our ability to perform our obligations under the Visudyne Transition Services Agreement with Valeant;

•	changes in estimates of prior years’ tax items and results of tax audits by tax authorities; and

•	unanticipated future operating results.

Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate, and therefore such statements and information included in this Annual Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or our objectives and plans will be achieved. Any forward-looking statement and forward-looking information speaks only as of the date on which it is made. Except to fulfill our obligations under the applicable securities laws, we undertake no obligation to update any such statement or information to reflect events or circumstances occurring after the date on which it is made.

Overview

Corporate Restructuring

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, over the course of 2012 we completed a significant reduction in force of approximately 178 employees, or 83%, with the remaining employees principally focused on the development of QLT091001.

In connection with the restructuring, following the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, on August 2, 2012, the Board formed an Executive Transition Committee currently composed of Directors Jeffrey Meckler and Dr. John Kozarich to lead the Company until a permanent Chief Executive Officer is appointed. Jeffrey Meckler serves as Chairman of the Committee.

Return of Capital

In connection with the strategic restructuring, our Board of Directors has authorized a return of $100.0 million in capital to shareholders as soon as practicable. On October 2, 2012 we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. The share repurchase program was implemented pursuant to an automatic share purchase plan, in accordance with applicable Canadian and U.S. securities legislation. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased will be cancelled. As of February 18,

2013, total repurchases under this program were 3,154,843 common shares at an average price of $7.85 per share, for a total cost of $24.8 million. The Board is currently evaluating a number of other options to most efficiently and effectively implement the return of capital.

Sales of Assets and Discontinued Operations

In September 2012, in connection with the strategic restructuring, we sold our only commercial product, Visudyne®, to Valeant Pharmaceuticals International, Inc. (“Valeant”). Pursuant to the asset purchase agreement between the Company and Valeant (“the Valeant Agreement’), we sold all of our assets related to our Visudyne business, including the Qcellus laser then under development by us, for $112.5 million in upfront consideration, contingent payments up to $20 million, and a royalty on net sales of new indications for Visudyne, if any should be approved. We will be entitled to the contingent payments upon the achievement of certain milestones, including: (i) $5 million upon receipt of the laser-related registration (the “Laser Registration”) required for commercial sale of the Qcellus laser in the United States by December 31, 2013, $2.5 million if the laser registration is obtained after December 31, 2013 but before January 1, 2015 and $0 if the laser registration is obtained thereafter and (ii) up to $5 million in each calendar year commencing January 1, 2013 (up to a maximum of $15 million in the aggregate) for annual net royalties exceeding $8.5 million received by Valeant under the license agreement with Novartis Pharma AG (“Novartis”), which we transferred to Valeant in connection with the sale, or from other third-party sales of Visudyne outside of the United States. The Valeant Agreement provides that $7.5 million of the purchase price will be held in escrow for one year following the closing date to satisfy indemnification claims that Valeant may have under the Valeant Agreement. This amount is reflected as Restricted Cash on our Consolidated Balance Sheet.

On December 24, 2012, we entered into an exclusive option agreement with Mati Therapeutics Inc. (“Mati”) pursuant to which we granted Mati a 90-day option to acquire assets related to our punctal plug delivery system in exchange for $0.5 million. The option may be extended by Mati for up to three successive 30-day periods upon payment of an additional $0.1 million for each extension. Should Mati exercise the option, QLT and Mati will enter into an asset purchase agreement and, subject to the satisfaction of the conditions to closing contained therein, we will be entitled to a closing payment of $0.8 million, potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the Technology and a fee on payments received by Mati in respect of the punctal plug delivery system technology other than net sales.

On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”), for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of December 31, 2012, we had received an aggregate $123.3 million of contingent consideration.

Research and Development

We devote significant resources to our research and development programs. See Item 1. Business - Overview - Research and Development.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, the fair value of contingent consideration, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:

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

For the year ended December 31, 2012, stock based compensation of $5.8 million was expensed as follows: $1.5 million to research and development costs, $1.8 million to selling, general and administrative costs, and $2.4 million to discontinued operations. The weighted average assumptions used for options granted during 2012 included a volatility factor of 46.8%, a 3.8 year term until exercise, and a 1.0% risk-free interest rate.

For the year ended December 31, 2011, stock based compensation of $3.0 million was expensed as follows: $0.7 million to research and development costs, $1.3 million to selling, general and administrative costs, and $0.9 million to discontinued operations. The weighted average assumptions used for options granted during 2011 included a volatility factor of 48.8%, a 3.7 year term until exercise, and a 2.1% risk-free interest rate.

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

We record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. There is inherent uncertainty in quantifying income tax positions. We have recorded tax benefits for those tax positions where it is more likely than not that a tax benefit will be sustained upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 12 - Income Taxes in Notes to the Consolidated Financial Statements.

Contingent Consideration

Contingent consideration arising from the sale of QLT USA and from the sale of our Visudyne business is measured at fair value. The contingent consideration is revalued each reporting period and changes are included in continuing operations.

To estimate the fair value of contingent consideration at December 31, 2012, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 8% for the contingent consideration related to the Eligard and Visudyne royalties and 3.5% for the contingent consideration related to the Laser Registration, determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration related to the sale of QLT USA would decrease by $0.7 million, from $71.2 million to $70.5 million and the contingent consideration related to the sale of our Visudyne business would decrease by a negligible amount. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration related to the sale of QLT USA would decrease by $0.5 million, from $71.2 million to $70.7 million. If estimated future sales of Visudyne were to decrease by 10%, the contingent consideration related to the sale of our Visudyne business would decrease by $0.6 million, from $5.2 million to $4.6 million. Additionally, the fair value change in contingent consideration is positively impacted by the passage of time since the remaining cash flows are closer to collection, thereby increasing their present value.

Recently Issued and Recently Adopted Accounting Standards

See Note 3 - Significant Accounting Policies in Notes to the Consolidated Financial Statements for a discussion of new accounting standards.

COMPARISON OF YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table sets out our net income (loss) for the years ended December 31, 2012 and 2011.

(In thousands of U.S. dollars, except per share data)	Year ended December 31, 2012	Year ended December 31, 2011
Net income (loss)	$45,698	$(30,416)
Basic and diluted net income (loss) per common share	$0.91	$(0.61)

Detailed discussion and analysis of our results of operations are as follows:

Expenses

Research and Development

R&D expenditures increased 6.7% to $24.6 million for the year ended December 31, 2012 compared to $23.0 million in the same period in 2011. The increase was primarily due to a $1.2 million charge related to accelerated vesting of employee stock options resulting from the election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012 and higher spending on our synthetic retinoid program.

R&D expenditures by therapeutic area were as follows:

(Recast due to discontinued operations)

(In thousands of U.S. dollars)	2012	2011	2010
Ocular
QLT091001	$24,578	$23,043	$9,483
QLT091568	—	—	1,716

Ocular Total	24,578	23,043	11,199
Dermatology and Other	—	—	257

	$24,578	$23,043	$11,456

Total costs incurred through December 31, 2012 with respect to our significant products under development in the ocular therapeutic areas are: $75.8 million with respect to QLT091001, and $1.7 million with respect to QLT091568 (Beta Blocker Glaucoma Program), which we discontinued development of in October 2010.

See Item 1. Business - Research and Development and Item 1. Business - Our Products In Development for a description of our significant development programs.

Research and Development Expenditures related to our Visudyne business and our punctal plug delivery system are included in discontinued operations. See Note 13 – Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements.

Selling, General and Administrative Expenses

For the year ended December 31, 2012, selling, general and administration (“SG&A”) expenses decreased 11.6% to $15.1 million compared to $17.1 million for the same period in 2011. The decrease was primarily due to savings resulting from a reduction in our workforce, partially offset by an increase due to a $0.9 million charge related to accelerated vesting of employee stock options resulting from the election of a new Board of Directors at the company’s annual meeting of shareholders on June 4, 2012, and a $0.3 million charge related to accelerated vesting of the previous directors deferred stock units.

Depreciation

For the year ended December 31, 2012, depreciation expense decreased 9.8% to $1.2 million compared to $1.3 million for the same period in 2011. The decrease was primarily due to property, plant and equipment write-downs of $1.1 million resulting from our restructuring announced in July 2012.

Restructuring charges

During the year ended December 31, 2012, we restructured our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. We provided or will provide approximately 178 affected employees with severance and support to assist with outplacement. As a result, we recorded $16.9 million of restructuring charges ($3.1 million of which was included in discontinued operations) which included property, plant and equipment write-downs of $1.1 million and contract termination costs of $1.3 million. Annualized operating savings as a result of the restructuring are expected to be approximately $24.5 million related to the reduction in force and approximately $0.6 million related to depreciation on assets written-down or held for sale.

Investment and Other Income (Expense)

Net Foreign Exchange (Losses) Gains

For the years ended December 31, 2012 and 2011, net foreign exchange (losses) gains represent the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Interest Income

For the year ended December 31, 2012, interest income decreased 63.8% to $0.2 million compared to $0.7 million for the same period in 2011. The decrease occurred primarily because the prior period included $0.5 million of interest earned on the mortgage receivable from Discovery Parks Holdings Ltd. which was paid in January 2012.

Fair Value Change in Contingent Consideration

As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At December 31, 2012, there was $76.7 million remaining to be paid to us by Tolmar. The fair value of this amount, $71.2 million, is reported as part of Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model.

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing (including $7.5 million held in an escrow account for one year) and are also eligible to receive additional amounts of up to $5.0 million in contingent payments relating to the Laser Registration, up to $15.0 million in contingent payments relating to royalties on sales of Visudyne under the Novartis Agreement or from other third party sales of Visudyne outside of the U.S. and a royalty on net sales of new indications for Visudyne, if any should be approved. The fair value of these amounts, $5.2 million, is reported as part of Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model.

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

For the year ended December 31, 2012, the fair value change in contingent consideration decreased by $1.9 million to $8.2 million compared to $10.1 million for the same period in 2011. The decrease occurred primarily because the fair value change diminishes each period as the outstanding balance owed to us decreases offset by the decrease in the cost of capital used to discount these cash flows in 2012.

The decrease occurred primarily because the fair value change diminishes each period as the outstanding balance owed to us decreases, offset by the decrease in the cost of capital used to discount these cash flows in 2012.

Other Gains

For the year ended December 31, 2011, other gains included $0.4 million related to an R&D tax grant and a $0.3 million milestone related to the sale and out-license of certain non-core assets in 2010.

Income from Discontinued Operations, Net of Income Taxes

As a result of our comprehensive business and portfolio review in July 2012, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we engaged a financial advisor to explore the sale of our punctal plug drug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne®. On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement. On December 24, 2012, we entered into an exclusive option agreement with Mati Therapeutics Inc. (“Mati”), under which we granted Mati a 90-day option to acquire assets related to our PPDS technology in exchange for $0.5 million.

In accordance with the accounting standard for discontinued operations, the results of operations relating to both our punctal plug drug delivery system technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented.

For the year ended December 31, 2012, income from discontinued operations, net of taxes, was $88.0 million up from $1.0 million reported in 2011. The increase was driven by a pre-tax gain of $101.4 million on the divestment of our Visudyne® business during the third quarter of 2012. See Note 13 – Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements.

Income Taxes

The recovery for income taxes for the year ended December 31, 2012 of $3.9 million, related primarily to recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of our

Visudyne business to Valeant in the year, we benefited a portion of our operating losses from continuing operations. The tax provision for income taxes on discontinued operations for the year ended December 31, 2012 of $5.8 million, related primarily to recognition of the tax cost of utilizing the tax shield associated with our operating losses realized in continuing operations and also reflected that substantially all of the remaining balance of the tax impact of the gain on sale from discontinued operations was offset by tax basis and other tax attributes which previously had a valuation allowance.

In contrast to the above-mentioned current period recovery on which reflected the benefiting of a portion of our operating losses as a result of the gain on sale of our Visudyne business, the provision for income taxes for the year ended December 31, 2011 of $1.2 million reflected that insufficient evidence existed to support current or future realization of the tax benefits associated with our development expenditures and related primarily to a drawdown of the tax asset associated with the current period gain on the fair value change of the contingent consideration.

The net deferred tax asset of $1.0 million as of December 31, 2012 was largely the result of contingent consideration, and other temporary differences against which a valuation allowance was not applied.

As of December 31, 2012, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 12 - Income Taxes in Notes to the Consolidated Financial Statements.

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

Detailed discussion and analysis of our results of operations are as follows:

Expenses

Research and Development

R&D expenditures increased 101.1% to $23.0 million for the year ended December 31, 2011 compared to $11.5 million in the same period in 2010. The increase was primarily due to higher spending on our synthetic retinoid program, offset by no spending on QLT091568.

Selling, General and Administrative Expenses

For the year ended December 31, 2011, SG&A expenses increased 22.9% to $17.1 million compared to $13.9 million for the same period in 2010. The increase was primarily due to increased spending on commercial operations.

Depreciation

For the year ended December 31, 2011, depreciation expense increased 20.2% to $1.3 million compared to $1.1 million for the same period in 2010. The increase primarily related to property, plant and equipment purchased in 2011.

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

Fair Value Change in Contingent Consideration

In connection with the sale of all of the shares of QLT USA to Tolmar, as at December 31, 2011, there was $113.9 million remaining in contingent consideration to be paid to us by Tolmar. The fair value of this amount, $99.9 million, is reported as Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model. Contingent consideration is revalued at each reporting period and is positively impacted each period by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and by the cost of capital used to discount these cash flows.

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

Income from Discontinued Operations, Net of Income Taxes

For the year ended December 31, 2011, income from discontinued operations, net of taxes was $1.0 million compared to a loss of $8.3 million for the same period in 2010. The change was primarily due to a lower provision for income taxes in 2011 of $1.6 million compared to $8.8 million in 2010, partially offset by lower total revenues in 2011. Income taxes were higher in 2010 primarily due to differences in the overall mix of income and losses (reported within discontinued operations) among the different jurisdictions in which we operate and the application of a valuation allowance in such jurisdiction in which we incurred a loss in connection with our research and development expenditures.

Income Taxes

The provision for income taxes was $1.2 million for the year ended December 31, 2011, compared to $2.1 million for the same period in 2010. The change in the effective tax rate was primarily because of the application of a valuation allowance against Canadian tax assets in each year. During 2011, as insufficient evidence existed to support current or future realization of the tax benefits associated with development expenditures as well as certain other current period expenditures, the benefit of certain tax assets was not recognized in the period. The $1.2 million provision for income taxes related primarily to a drawdown of the tax asset associated with the current period gain on the fair value change of the contingent consideration.

The net 2011 deferred tax asset of $2.7 million was largely the result of contingent consideration, certain loss carryforwards and other temporary differences against which a valuation allowance was not applied.

We had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 12 - Income Taxes in Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

General

Over the next two years, we expect our cash resources and working capital, cash from divestitures, cash from the collection of the contingent consideration, and other available financing resources to be sufficient to fund current product research and development, operating requirements, liability requirements, milestone payments, restructuring and change in control payments related to changes in corporate strategy, and return of capital to shareholders, including repurchases of our common shares.

If adequate capital is not available, our business could be materially and adversely affected. Factors that may affect our future capital availability or requirements include: return of capital to shareholders including future share repurchases; the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; levels of future sales of Visudyne and receipt of contingent consideration under the asset purchase agreement with Valeant; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

Sources and Uses of Cash

We finance operations, product development and capital expenditures primarily through existing cash, sales of assets and interest income.

For the year ended December 31, 2012, we used $41.6 million in cash from operations as compared to $16.6 million for the same period in 2011. The $25.0 million negative cash flow variance is primarily attributable to:

•	A negative cash flow variance from restructuring costs of $14.9 million;

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $11.0 million;

•	A negative operating cash flow variance from proceeds related to the fair value change in contingent consideration of $1.9 million;

•	A negative operating cash flow variance from lower net tax recoveries of $1.6 million;

•	A negative operating cash flow variance from lower other income of $1.6 million; and

•	A positive operating cash flow variance from lower operating and inventory related expenditures of $6.0 million.

During the year ended December 31, 2012, cash flows provided by investing activities consisted of net proceeds from the sale of Visudyne of $101.5 million, proceeds on collection of contingent consideration of $28.9 million, proceeds from collection of the mortgage receivable of $5.9 million, proceeds related to the 90-day option granted to Mati to acquire assets related to our punctal plug delivery system of $0.5 million and proceeds related to the out-license and sale of certain non-core assets of $0.3 million, offset by capital expenditures of $0.9 million.

For the year ended December 31, 2012, cash flows provided by financing activities consisted of $20.4 million received for the issuance of common shares related to the exercise of stock options, offset by common shares repurchased for $13.1 million.

The Board of Directors has authorized a return of $100.0 million in capital to shareholders as soon as practicable. On October 2, 2012 we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased will be cancelled. As of February 18, 2013, total repurchases under this program were 3,154,843 common shares at an average price of $7.85 per share, for a total cost of $24.8 million. The Board is currently evaluating a number of other options to most efficiently and effectively implement the return of capital.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2012, we had $307.4 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 11 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at December 31, 2012, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At December 31, 2012, we had no outstanding forward foreign currency contracts.

Contractual Obligations

In the normal course of business, we enter into purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office space, vehicles and office equipment. The minimum annual commitments related to these agreements are as follows:

(in thousands of U.S. dollars)	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases (2)	$1,491	$1,338	$153	$—	$—
Purchase Obligations (3) (4)	7,129	7,129	—	—	—

Total	$8,620	$8,467	$153	$—	$—

(1)

At December 31, 2012, we had approximately $1.9 million of long-term liabilities associated with uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of future payments, if any, due to uncertainties in the timing of future outcomes of tax audits that may arise. As a result, uncertain tax liabilities are not included in the table above.

(2)

Operating leases comprise our long-term leases of office space, photocopiers and motor vehicles. In conjunction with the sale of our land and building, in September 2008 we entered into a five-year operating lease with Discovery Parks for office and laboratory space. In connection with our former U.S. operations, in May 2009 we entered into a four-year operating lease with AMB Property, L.P, to support certain of our previous commercial and development operations.

(3)

Purchase obligations comprise $3.2 million in ongoing research contracts with third-party organizations and $4.0 million in other outstanding purchase commitments related to the normal course of business. Although all of our material research contracts with third-party organizations are cancelable, we do not intend to cancel such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.

(4)

We have also committed to make potential future milestone payments to third parties as part of our licensing, development, and purchase agreements. Payments under these arrangements generally become due and payable upon achievement of certain developmental, regulatory or commercial milestones. The achievement of these milestones is not probable and therefore, not included in the table above. See Item 1. Business – Our Products in Development, QLT091001- Synthetic Retinoid Program, and Punctal Plug Drug Delivery System.

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

U.S. Federal Income Tax Information

Special U.S. federal income tax rules apply to “U.S. Holders” (as defined below) of stock of a “passive foreign investment company” (a “PFIC”). As previously disclosed, the Company believes, but cannot offer any assurance, that it was classified as a PFIC for one or more taxable years prior to 2000, and that it was not a PFIC during any of the taxable years from the taxable year ended December 31, 2000 through the taxable year ended December 31, 2007. The Company further believes that it may be deemed a PFIC for the taxable years ended December 31, 2008 through 2012, which significantly impacts the U.S. federal income tax consequences to U.S. Holders. The Company is uncertain regarding its potential PFIC status for the taxable year ending December 31, 2013. The Company’s actual PFIC status for a given taxable year will not be determinable until the close of such year and, accordingly, no assurances can be given regarding the Company’s PFIC status in 2013 or any future year. See further discussion of the PFIC rules below. In addition, the following assumes that the common shares are held as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company believes that it may be deemed a PFIC for 2008 through 2012. Please be aware that the Company’s status as a PFIC can have significant adverse tax consequences for U.S. Holders.

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

Deemed Sale Election. If the Company is a PFIC for any year during which a U.S. Holder holds common shares, but the Company ceases in a subsequent year to be a PFIC (which could occur, for example, if the Company were a PFIC for 2012 but is not a PFIC for 2013), then a U.S. Holder can make a “purging” election, in the form of a deemed sale election, for such subsequent year in order to avoid the adverse PFIC tax treatment described above that would otherwise continue to apply because of the Company having previously been a PFIC. If such election is timely made, the U.S. Holder would be deemed to have sold the common shares held by the holder at their fair market value, and any gain from such deemed sale would be taxed as an excess distribution (as described above). The basis of the common shares would be increased by the gain recognized, and a new holding period would begin for the common shares for purposes of the PFIC rules. The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of the common shares. After the deemed sale election, the U.S. Holder’s common shares with respect to which the deemed sale election was made would not be treated as shares in a PFIC, unless the Company subsequently becomes a PFIC. A U.S. Holder may also be able to make a deemed sale election with respect to the Company’s subsidiaries that are PFICs, if any. The rules regarding deemed sale elections are very complex. U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election with regard to the Company and any subsidiaries.

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

Outstanding Share Data

As of February 18, 2013, there were 50,602,104 common shares issued and outstanding for a total of $462.1 million in share capital. As of February 18, 2013, we had 994,896 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 871,528 were exercisable) at a weighted average exercise price of CAD $6.55 per share. Each stock option is exercisable for one common share.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” which is incorporated by reference herein.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of QLT Inc.

We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity for each of the years in the three year period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE LLP

Independent Registered Chartered Accountants

Vancouver, Canada
February 21, 2013

CONSOLIDATED BALANCE SHEETS

As at December 31,	2012	2011
(In thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$307,384	$205,597
Restricted cash (Notes 13)	7,500	—
Accounts receivable (Note 4)	3,960	9,985
Current portion of contingent consideration (Notes 11 and 14)	41,255	34,669
Income taxes receivable	554	321
Current portion of deferred income tax assets (Note 12)	644	1,351
Mortgage receivable (Note 5)	—	5,874
Assets held for sale (Note 13)	300	14,490
Prepaid and other	1,442	1,405

	363,039	273,692
Property, plant and equipment (Note 6)	2,655	3,297
Deferred income tax assets (Note 12)	370	1,350
Other assets	—	927
Contingent consideration (Notes 11 and 14)	35,154	65,278

	$401,218	$344,544

LIABILITIES
Current liabilities
Accounts payable	$6,121	$6,099
Income taxes payable	—	29
Accrued liabilities (Note 7)	2,515	7,679
Accrued restructuring charge (Note 10)	1,933	—
Deferred income (Note 13)	456	—

	11,025	13,807
Uncertain tax position liabilities (Note 12)	1,875	1,732

	12,900	15,539

COMMITMENTS AND GUARANTEES (NOTE 15)
CONTINGENCIES (NOTE 17)

SHAREHOLDERS’ EQUITY
Share capital (Note 9)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	471,712	458,118
December 31, 2012 – 51,589,405 shares
December 31, 2011 – 48,927,742 shares
Additional paid in-capital	296,024	296,003
Accumulated deficit	(482,387)	(528,085)
Accumulated other comprehensive income	102,969	102,969

	388,318	329,005

	$401,218	$344,544

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31,	2012	2011	2010
(In thousands of U.S. dollars except per share information)

Expenses
Research and development	$24,578	$23,043	$11,456
Selling, general and administrative	15,082	17,059	13,881
Depreciation	1,165	1,292	1,075
Restructuring charges (Note 10)	13,850	—	—

	54,675	41,394	26,412

Operating loss	(54,675)	(41,394)	(26,412)

Investment and other income
Net foreign exchange (losses) gains	(8)	(148)	363
Interest income	244	673	1,834
Fair value change in contingent consideration (Notes 11 and 14)	8,215	10,078	16,493
Other gains	60	613	578

	8,511	11,216	19,268

Loss from continuing operations before income taxes	(46,164)	(30,178)	(7,144)
Recovery of (provision for) income taxes (Note 12)	3,900	(1,201)	(2,126)

Loss from continuing operations	$(42,264)	$(31,379)	$(9,270)

Income (loss) from discontinued operations, net of income taxes (Note 13)	87,962	963	(8,269)

Net income (loss)	$45,698	$(30,416)	$(17,539)

Basic and diluted net income (loss) per common share
Continuing operations	$(0.84)	$(0.63)	$(0.18)
Discontinued operations	1.75	0.02	(0.15)

Net income (loss) per common share	$0.91	$(0.61)	$(0.33)

Weighted average number of common shares outstanding (thousands)
Basic	50,112	50,105	52,382
Diluted	50,112	50,105	52,382

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year ended December 31,	2012	2011	2010
(In thousands of U.S. dollars)

Net income (loss)	$45,698	$(30,416)	$(17,539)
Other comprehensive income	—	—	—

Comprehensive income (loss)	$45,698	$(30,416)	$(17,539)

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2012	2011	2010
(In thousands of U.S. dollars)

Cash flows (used in) provided by operating activities
Net income (loss)	$45,698	$(30,416)	$(17,539)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	1,254	1,433	1,202
Stock-based compensation	5,751	2,973	2,494
Unrealized foreign exchange losses (gains)	166	131	(331)
Interest earned on note receivable	—	—	(741)
Deferred income taxes	1,779	3,661	12,872
Write-down of property, plant and equipment	1,056	—	—
Gain on sale of long-lived assets	(45)	(269)	(425)
Gain on sale of discontinued operations(1)	(101,412)	—	—
Changes in non-cash operating assets and liabilities
Accounts receivable	6,777	1,029	(1,186)
Inventories	361	2,118	1,006
Long-term deposits and other assets	888	2,139	3,115
Accounts payable	310	236	2,040
Income taxes receivable / payable	(265)	(937)	5,553
Accrued restructuring	1,954	—	—
Accrued liabilities	(5,852)	1,324	633
Deferred revenue	—	—	(4,244)

	(41,580)	(16,578)	4,449

Cash provided by investing activities
Net proceeds from sale of property, plant & equipment	17	19	108
Net proceeds from sale of investment in QLT USA	—	—	10,000
Purchase of property, plant and equipment	(892)	(3,317)	(1,589)
Net proceeds from sale of discontinued operations(1)	101,461	—	—
Net proceeds from sale of other assets	750	—	317
Proceeds from mortgage receivable	5,874	2,004	3,822
Proceeds from contingent consideration(2)	28,845	30,641	20,490

	136,055	29,347	33,148

Cash provided by (used in) financing activities
Common shares repurchased, including fees	(13,096)	(18,839)	(17,246)
Issuance of common shares	20,417	2,182	910

	7,321	(16,657)	(16,336)

Effect of exchange rate changes on cash and cash equivalents	(9)	7	103

Net increase (decrease) in cash and cash equivalents	101,787	(3,881)	21,364
Cash and cash equivalents, beginning of year	205,597	209,478	188,114

Cash and cash equivalents, end of year	$307,384	$205,597	$209,478

Supplementary cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	392	994	2,002

Non-cash investing activity:

(1)

On September 24, 2012, we completed the sale of our Visudyne® business to Valeant Pharmaceuticals International, Inc. (“Valeant”). Under the terms of the agreement with Valeant, we received a payment of $112.5 million and we are eligible to receive up to $5.0 million in contingent payments relating to the development of the Visudyne laser program in the United States and up to $15.0 million in contingent payments relating to royalties on sales outside of the U.S. under the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the U.S. The aggregate contingent consideration of $20.0 million had a fair value of $5.2 million on December 31, 2012, and represents a non-cash investing activity. We incurred $3.6 million of closing costs on the sale and $7.5 million of the purchase price was held in escrow, resulting in net proceeds of $101.5 million. We also received $9.0 million from Valeant in respect of taxes on the transaction which was subsequently remitted to the relevant authorities. See Note 13 — Discontinued Operations and Assets Held for Sale.

(2)

On October 1, 2009, all of the shares of our U.S. subsidiary, QLT USA were sold to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million, plus cash on hand of $118.3 million. The purchase price included contingent consideration of $200.0 million which had a fair value of $156.2 million on October 1, 2009, representing a non-cash investing activity.

During the year ended December 31, 2012, proceeds received on collection of the contingent consideration totalled $37.1 million (2011 - $40.7 million, 2010 - $37.0 million). Approximately $28.9 million (2011 - $30.6 million, 2010 - $20.5 million) of the proceeds were included within cash provided by investing activities. The remaining $8.2 million (2011 - $10.1 million, 2010 - $16.5 million) of the proceeds were recorded in the Statement of Operations as the fair value change in contingent consideration and were therefore reflected in the net income (loss) line item within cash (used in) provided by operating activities. See Note 14 — Financial Instruments and Concentration of Credit Risk.

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income		Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2010	53,789,289	$506,023	$275,592	$(480,130)	$102,969		$404,454

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $6.27 per share	265,585	1,243	(333)	—	—		910
Stock-based compensation	—	—	2,365	—	—		2,365
Common share repurchase	(2,900,482)	(27,268)	10,022	—	—		(17,246)
Net loss	—	—	—	(17,539)	—		(17,539)

Balance at December 31, 2010	51,154,392	$479,998	$287,646	$(497,669)	$102,969		$372,944

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	451,867	3,226	(931)	—	—		2,295
Stock-based compensation	—	—	3,021	—	—		3,021
Common share repurchase	(2,678,517)	(25,106)	6,267	—	—		(18,839)
Net loss	—	—	—	(30,416)	—		(30,416)

Balance at December 31, 2011	48,927,742	$458,118	$296,003	$(528,085)	$102,969		$329,005

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	4,408,867	29,666	(8,257)	—	—		21,409
Stock-based compensation	—	—	5,902	—	—		5,902
Common share repurchase	(1,747,204)	(16,072)	2,376	—	—		(13,696)
Net income	—	—	—	45,698	—		45,698

Balance at December 31, 2012	51,589,405	$471,712	$296,024	$(482,387)	$102,969	(1)	$388,318

(1)	At December 31, 2012, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar. See Note 3 - Significant Accounting Policies.

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we engaged a financial advisor to explore the sale of our punctal plug drug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne®. On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”) pursuant to an asset purchase agreement (the “Valeant Agreement”). On December 24, 2012, the Company entered into an exclusive option agreement with Mati Therapeutics Inc. (“Mati”) under which QLT has granted Mati a 90-day option to acquire assets related to QLT’s punctal plug drug delivery system (“PPDS”) technology (the “Technology”). See Note 13 — Discontinued Operations and Assets Held for Sale.

1.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts herein are expressed in U.S. dollars unless otherwise noted.

In July 2012, we initiated an active plan to divest our punctal plug drug delivery system technology and to partner or sell our Visudyne business. On September 24, 2012, we completed the sale of our Visudyne® business to Valeant. In accordance with the accounting standard for discontinued operations, the results of operations relating to both the punctal plug delivery system technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. See Note 13 — Discontinued Operations and Assets Held for Sale.

2.	PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

3.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates are used for, but not limited to the fair value of contingent consideration, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

Reporting Currency

The U.S. dollar reflects the currency of the economic environment in which QLT Inc. operates as a result of significant U.S. dollar denominated expenditures, and cash flows. Past translation gains and losses from the application of the U.S. dollar as the reporting currency while the Canadian dollar was the functional currency of QLT Inc. are included as part of the cumulative foreign currency translation adjustment, which is reported as a component of shareholders’ equity under accumulated other comprehensive income (loss). Expense transactions are translated at the approximate exchange rate in effect at the time of the transaction. Foreign exchange gains and losses are included in income or loss for the period.

Segment Information

We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthamology. Our chief operating decision maker reviews our operating results and manages our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.

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

The results of operations, including the gain on disposal for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for all periods presented. We do not expect any significant continued involvement with the businesses following their sale other than our provision of certain transition services to Valeant pursuant to the Transition Services Agreement. Amounts billed to Valeant under the Transition Services Agreement are included as other income within discontinued operations.

Cash and Cash Equivalents and Restricted Cash

Cash equivalents and restricted cash include highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the date of purchase. Cash equivalents and restricted cash are considered available-for-sale and are recorded at fair value and include any unrealized holding gains and losses in shareholders’ equity.

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

Property, plant and equipment are recorded at cost and amortized as follows:

	Method	Years
Office furnishings, fixtures and other	Straight-line	5
Research and commercial manufacturing equipment	Straight-line	5
Computer hardware and operating system	Straight-line	3-5

We periodically evaluate our long-lived assets for potential impairment. We perform these evaluations whenever events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable. An estimate of undiscounted future cash flows generated by the long-lived asset is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. See Note 10 – Restructuring Charges.

Stock-Based Compensation

ASC topic 718 requires stock-based compensation to be recognized as compensation expense in the statement of operations based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date. We recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures.

The Company has a Directors’ Deferred Share Unit Plan (“DDSU Plan”) for our directors. We recognize compensation expense for Deferred Share Units (“DSUs”) based on the market price of the Company’s stock. A vested DSU is convertible to cash only, and the obligations for future settlement of DSUs are accrued as compensation expense as the DSUs vest and are included in accrued liabilities. Each reporting period, obligations are revalued for changes in the market value of QLT’s common shares. See Note 9 – Share Capital.

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

Contingent Consideration

Contingent consideration arising from the sale of all of the shares of our U.S. subsidiary, QLT USA, and from the sale of our Visudyne business is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations.

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

The following table sets out the computation of basic and diluted net income (loss) per common share:

(In thousands of U.S. dollars, except per share data)	2012	2011	2010
Numerator:
Loss from continuing operations	$(42,264)	$(31,379)	$(9,270)
Income (loss) from discontinued operations, net of income taxes	87,962	963	(8,269)

Net income (loss)	$45,698	$(30,416)	$(17,539)

Denominator: (thousands)
Weighted average common shares outstanding	50,112	50,105	52,382
Effect of dilutive securities:
Stock options	—	—	—

Diluted weighted average common shares outstanding	50,112	50,105	52,382

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.84)	$(0.63)	$(0.18)
Discontinued operations	1.75	0.02	(0.15)

Net income (loss)	$0.91	$(0.61)	$(0.33)

Excluded from the calculation of diluted net income (loss) per common share for the year ended December 31, 2012 were 1,416,016 shares (in 2011 - 6,048,197 shares, in 2010 – 6,100,101 shares) related to stock options because their effect was anti-dilutive on loss from continuing operations.

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

4.	ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	2012	2011
Visudyne	$—	$8,877
Trade and other	3,960	1,108

	$3,960	$9,985

At December 31, 2012, accounts receivable related to Trade and other includes $2.3 million due from Valeant pursuant to the Transition Services Agreement related to the sale of our Visudyne business. See Note 13 — Discontinued Operations and Assets Held for Sale.

At December 31, 2011, accounts receivable related to Visudyne represents amounts due from our distributors in the U.S. for sale of bulk Visudyne to them, and amounts due from Novartis relating to the 20% royalties due on net sales outside the U.S. as well as reimbursement of specified royalty and other costs. Our principal U.S. wholesale distributor of Visudyne was ASD Speciality Healthcare, Inc. and our other distributor was Priority Healthcare Distribution, Inc.

5.	MORTGAGE RECEIVABLE

Under the terms of the original mortgage agreement, our mortgage receivable was due on August 29, 2010 and comprised a two-year, 6.5% interest-only, second mortgage in the amount of $11.3 million (CAD $12.0 million) related to the sale of our land and building to Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust (“Discovery Parks”), in 2008. Effective August 29, 2010, we entered into an amended mortgage agreement with Discovery Parks, pursuant to which we received payment of $3.8 million (CAD $4.0 million) on August 30, 2010. The remaining mortgage receivable of $7.6 million (CAD $8.0 million) comprised a 7.5% interest-only second mortgage, of which $1.0 million (CAD $1.0 million) was received in each of the first and second quarters of 2011 and the remaining $5.9 million (CAD $6.0 million) was received in the first quarter of 2012.

6.	PROPERTY, PLANT AND EQUIPMENT

	2012
(In thousands of U.S. dollars)	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$244	$212	$32
Office furnishings, fixtures, and other	297	169	128
Research equipment	3,767	1,844	1,923
Commercial manufacturing equipment	8	8	—
Computer hardware and operating system	11,411	10,839	572

	$15,727	$13,072	$2,655

	2011
(In thousands of U.S. dollars)	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvement	$244	$161	$83
Office furnishings, fixtures, and other	253	112	141
Research equipment	3,509	1,224	2,285
Commercial manufacturing equipment	8	8	—
Computer hardware and operating system	11,327	10,539	788

	$15,341	$12,044	$3,297

In July 2012 we restructured our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the restructure, we impaired $1.1 million of property, plant, and equipment related to equipment used for activities which were eliminated pursuant to our restructuring and included this with the restructuring charges. See Note 10 — Restructuring Charges.

7.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	2012	2011
Royalties	$149	$1,122
Compensation	2,270	4,756
Directors’ Deferred Share Units compensation (“DDSU”)	96	1,801

	$2,515	$7,679

8.	FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. The facility allows us to enter into a maximum of $50.0 million in spot or forward foreign exchange contracts for terms up to 15 months. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At December 31, 2012 and 2011, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.

9.	SHARE CAPITAL

(a)	Authorized Shares

There were no changes to the authorized share capital of QLT for the years ended December 31, 2012 and 2011.

(b)	Share Buy-Back Programs

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. All purchases are to be effected in the open market through the facilities of the Toronto Stock Exchange or NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased will be cancelled. As of February 18, 2013, total repurchases under this program were 3,154,843 common shares at an average price of $7.85 per share, for a total cost of $24.8 million.

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

We repurchased 1,747,204 common shares at a cost of $13.6 million during 2012, compared to 2,678,517 common shares at a cost of $18.7 million during 2011 (not including stock repurchase fees for both years). We retired all of these shares as they were acquired. In connection with this retirement, we recorded an increase in additional paid-in capital of $2.4 million in 2012, $6.3 million in 2011 and $10.0 million in 2010.

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

Share Reserve. We have reserved an aggregate of 7.8 million common shares for issuance under the QLT Plan. Common shares with respect to options that are not exercised in full will be available for grant under subsequent options under the QLT Plan. In addition, the number of common shares reserved for issuance to any one person shall not, in the aggregate, exceed five percent of the issued and outstanding common shares (on a non-diluted basis). The Compensation Committee of our Board of Directors will not grant options to a director who is not an employee or executive of QLT where such grant will result in such director being awarded options with an aggregate grant value in excess of CAD $100,000 in any one year. At December 31, 2012, options to purchase an aggregate total of 1.4 million common shares were outstanding under the QLT Plan and exercisable in the future at prices ranging between CAD $2.44 and CAD $7.23 per common share.

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

Stock option activity with respect to our QLT Plan is presented below.

(In CAD dollars)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	5,826,812	$5.84

Granted	1,390,600	6.26
Exercised	(265,585)	3.56
Forfeited and expired	(851,726)	9.74

Outstanding at December 31, 2010	6,100,101	$5.49

Granted	1,430,900	7.19
Exercised	(451,867)	4.98
Forfeited and expired	(1,030,937)	8.36

Outstanding at December 31, 2011	6,048,197	$5.44

Granted	889,250	7.06
Exercised	(4,408,867)	4.82
Forfeited and expired	(1,112,564)	8.12

Outstanding at December 31, 2012	1,416,016	$6.25	1.81

Exercisable at December 31, 2012	1,272,051	$6.16	1.56

Stock option activity with respect to all other previous option plans of the Company are presented below:

(In U.S. dollars)	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	78,471	$8.13

Granted	—	—
Exercised	—	—
Forfeited and expired	(78,471)	8.13

Outstanding at December 31, 2010	—	$—

As of December 31, 2012, we maintain one equity compensation plan, the QLT Plan. The number of options issued and outstanding under the QLT Plan was 2.7% of the issued and outstanding common shares.

We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions:

	2012	2011	2010
Annualized volatility	46.8%	48.8%	53.8%
Risk-free interest rate	1.0%	2.1%	2.3%
Expected life (years)	3.8	3.7	3.7
Dividends	—	—	—

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

The weighted average grant date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was as follows:

(In CAD dollars)	2012	2011	2010
Weighted average grant date fair value of stock options granted	$2.55	$2.78	$2.62

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2012, 2011 and 2010 was as follows:

(In thousands of CAD dollars)	2012	2011	2010
Aggregate intrinsic value of options outstanding	$2,192	$12,406	$13,458
Aggregate intrinsic value of options exercisable	2,083	10,903	8,533

Total estimated compensation cost related to non-vested stock options and the expected and weighted average periods over which such costs are expected to be recognized at December 31, 2012 were as follows:

December 31, 2012
Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$812
Expected period of recognition of compensation cost (in months)	36
Expected weighted average period of compensation cost to be recognized (in years)	2.05

The intrinsic value of stock options exercised and the related cash received from exercise of stock options during the years ended December 31, 2012, 2011 and 2010 was as follows:

(In thousands of U.S. dollars)	2012	2011	2010
Intrinsic value of stock options exercised	$13,184	$1,022	$687
Cash from exercise of stock options	21,409	2,295	910

The impact on our results of operations of recording stock option compensation for the years ended December 31, 2012, 2011, and 2010 was as follows:

(In thousands of U.S. dollars)	2012(1)	2011	2010
Research and development	$1,537	$708	$420
Selling, general and administrative	1,783	1,316	935
Discontinued operations	2,431	949	1,139

Share option compensation expense before income taxes	5,751	2,973	2,494
Related income tax benefits	(539)	(162)	(136)

Stock-based compensation, net of income taxes	5,212	2,811	2,358

(1)

Included in stock-based compensation for the year ended December 31, 2012 was $4.3 million related to accelerated vesting of 1,670,306 stock options due to a change in control resulting from the election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012.

The total share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible for all periods presented above.

(d)	Deferred Share Units

We have a DDSU Plan for our directors. Under the DDSU Plan, at the discretion of the Board of Directors, directors can receive all or a percentage of their equity-based compensation in the form of DSUs, each of which has a value equal to the closing price of QLT’s common shares on the TSX on the trading day immediately prior to the Board approval of the grant. A vested DSU is convertible into cash only (no share is issued), and is automatically converted after the director ceases to be a member of the Board unless the director is removed from the Board for just cause. The DSUs vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. The value of a vested DSU, when converted to cash, is equivalent to the closing price of a QLT common share on the date the conversion takes place.

DSU activity is presented below.

Number of DSUs
Outstanding at January 1, 2010	210,000

Granted	60,000
Redeemed	—
Cancelled	—

Outstanding at December 31, 2010	270,000

Granted	60,000
Redeemed	—
Cancelled	—

Outstanding at December 31, 2011	330,000

Granted	88,000
Redeemed	(330,000)
Cancelled	—

Outstanding at December 31, 2012	88,000

Vested at December 31, 2012	12,222

The obligation to pay the cash amount is recorded as a liability in our financial statements and is marked-to-market in each reporting period. See Note 7 – Accrued Liabilities. Cash payments under the Directors Deferred Share Units Plan during the years ended December 31, 2012, 2011 and 2010 were as follows:

(In thousands of U.S. dollars)	2012(1)	2011	2010
Cash payments under the DDSU plan	$2,523	$—	$—

(1)

Cash payments during the year ended December 31, 2012 consisted of payments as a result of the election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012 and consequent departure of the previous Board of Directors.

The impact on our results of operations of recording DSU compensation for the years ended December 31, 2012, 2011 and 2010 was as follows:

(In thousands of U.S. dollars)	2012(1)	2011	2010
Research and development	$246	$120	$173
Selling, general and administrative	580	322	457

Deferred share unit compensation expense	$826	$442	$630

(1)

Included in DSU compensation for the year ended December 31, 2012 was $0.3 million related to accelerated vesting of 42,500 DDSU units held by the previous Board of Directors as a result of election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012 and consequent departure of the previous Board of Directors.

10.	RESTRUCTURING CHARGES

In July 2012 we restructured our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. We have provided or will be providing approximately 178 employees with severance and support to assist with outplacement and recorded $16.9 million of restructuring charges of which $3.1 million is included in discontinued operations. Restructuring charges include impairment charges on property, plant, and equipment of $1.1 million related to equipment used for activities which were eliminated pursuant to our restructuring and $1.0 million of lease costs related to excess office space. We expect to record additional restructuring charges of approximately $1.6 million related to severance, termination benefits and outplacement support, as we complete final activities associated with this restructuring. We anticipate paying most employee termination costs during the first half of 2013.

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination costs(1)	Asset Write-downs	Contract Termination costs(2)	Total
Restructuring charge	$13,016	$—	$834	$13,850
Foreign exchange	20	—	—	20
Cash payments	(13,243)	—	(718)	(13,961)
Discontinued operations	1,561	1,056	463	3,080
Non-cash portion	—	(1,056)	—	(1,056)

Balance at December 31, 2012	$1,354	$—	$579	$1,933

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space.

11.	CONTINGENT CONSIDERATION

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010 and we are entitled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024. As of December 31, 2012, we had received an aggregate $123.3 million of contingent consideration. We expect to receive the remaining $76.7 million on a quarterly basis, over the next two to three years.

On September 24, 2012, we completed the sale of our Visudyne® business to Valeant. Pursuant to the Valeant Agreement, we received a payment of $112.5 million at closing (of which $7.5 million is held in escrow) and we are also eligible to receive additional amounts following the achievement of certain milestones, including: (i) $5.0 million upon receipt of the registration required for commercial sale of the Qcellus lasers (the “Laser Registration”) in the United States by December 31, 2013, $2.5 million if the Laser Registration has been obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter; (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. We currently expect to receive $5.0 million of contingent consideration related to Laser Registration in 2013. The estimated fair value of the contingent consideration related to net royalties pursuant to the Novartis Agreement is based on historical sales, pricing, and foreign exchange data as well as expected competition and current exchange rates. The estimated fair value of the contingent payments relating to sale of Visudyne is also reflected as Contingent Consideration on our Consolidated Balance Sheet.

The above contingent consideration payments relating to both the sale of QLT USA and the sale of our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. We have not had any continuing significant involvement with the above businesses following their sale other than our provision of certain transition services to Valeant pursuant to the Transition Services Agreement. See Note 14 - Financial Instruments and Concentration of Credit Risk.

12.	INCOME TAXES

Loss from continuing operations before income taxes was as follows:

(In thousands of U.S. dollars)	2012	2011	2010
Canada	$(46,272)	$(30,414)	$(6,767)
United States	108	236	(377)

Loss from continuing operations before income taxes	$(46,164)	$(30,178)	$(7,144)

The components of the recovery of (provision for) income taxes were as follows:

(In thousands of U.S. dollars)	2012	2011	2010
Canada	$4,205	$(1,421)	$(2,358)
United States	(305)	220	232

Recovery of (provision for) income taxes	$3,900	$(1,201)	$(2,126)

(In thousands of U.S. dollars)	2012	2011	2010
Current income taxes	$5,347	$218	$7,628
Deferred income taxes	(1,447)	(1,419)	(9,754)

Recovery of (provision for) income taxes	$3,900	$(1,201)	$(2,126)

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax income consisted of the following:

(In thousands of U.S. dollars, except as noted)	2012	2011	2010
Loss from continuing operations before income taxes	$(46,164)	$(30,178)	$(7,144)
Canadian statutory tax rates	25.00%	26.50%	28.50%

Expected income tax recovery	$11,541	$7,997	$2,036
Net increase in valuation allowance	(10,127)	(12,509)	(8,853)
Non-taxable portion of capital gains	1,083	1,401	2,576
Tax recovery of undistributed earnings of affiliates	2	—	—
Foreign tax rate differences	(16)	(31)	43
Investment tax credits	2,249	3,245	2,412
Stock options	(794)	(564)	(366)
Future tax rate reductions	1	(583)	143
Other	(39)	(157)	(117)

Recovery of (provision for) income taxes	$3,900	$(1,201)	$(2,126)

The recovery for income taxes for the year ended December 31, 2012 of $3.9 million, related primarily to recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of our Visudyne® business to Valeant in the year, we benefited a portion of our operating losses from continuing operations. The tax provision for income taxes on discontinued operations for the years ended December 31, 2012 of $5.8 million, primarily related to recognition of the tax cost of utilizing the tax shield associated with our operating losses realized in continuing operations and also reflected that substantially all of the remaining balance of the tax impact of the gain on sale from discontinued operations was offset by tax basis and other tax attributes which previously had a valuation allowance. See Note 13 – Discontinued Operations and Assets Held For Sale.

In contrast to the above-mentioned current period recovery which reflected the benefiting of a portion of our operating losses as a result of the gain on the sale of our Visudyne® business, the provision for income taxes for the years ended December 31, 2011 and 2010 of $1.2 million and $2.1 million, respectively, reflected that insufficient evidence existed to support current or future realization of the tax benefits associated with our development expenditures and related primarily to a drawdown of the tax asset associated with the current period gain on the fair value change of the contingent consideration.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our prior period operating expenditures, the benefit of certain tax assets was not recognized in the years ended December 31, 2012, 2011 and 2010.

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented below:

(In thousands of U.S. dollars)	2012	2011
Deferred tax assets
Net operating loss carryforwards	$32,376	$24,547
Contingent consideration	693	1,739
Research and development tax credit carryforwards	9,219	6,150
Capital loss carryforwards	35,615	35,723
Depreciable and amortizable assets	2,294	10,090
Provision for excess and non-completion of inventory	—	3,315
Other temporary differences	651	1,602

Total gross deferred income tax assets	$80,848	$83,166
Less: valuation allowance	(78,590)	(80,465)

Total deferred income tax assets	$2,258	$2,701
Less: current portion	(644)	(1,351)

Net long-term portion of deferred income tax assets	$1,614	$1,350

Deferred tax liabilities
Tax cost of undistributed earnings	(22)	(27)
Contingent consideration	(1,244)	—

Total deferred income tax liabilities	$(1,266)	$(27)

Net deferred income tax assets	$992	$2,674

At December 31, 2012, our valuation allowance decreased primarily as a result of the utilization of certain of our tax attributes in connection with the realization of a gain on the sale of our Visudyne business to Valeant. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly. There may be limitations on the utilization of our accumulated net operating losses and federal and state tax credit carryforwards as a result of changes in control that have occurred. There may also be an inability to utilize a significant amount of our accumulated net operating losses, capital loss carryforwards and federal and state tax credit carryforwards to the extent future changes in control occur for tax purposes.

At December 31, 2012, we had approximately $107.4 million of total operating loss carryforwards, $73.7 million of which relate to Canada and the balance of $33.7 million relate to our U.S. subsidiaries. The loss carryforwards expire at various dates through 2032. We also had approximately $9.2 million of federal and state research and development credits available for carryforward of which approximately $1.4 million were generated by our U.S. subsidiaries. The research and development credit carryforwards expire at various dates through 2032. We also had approximately $282.7 million of capital loss carryforwards which carryforward indefinitely. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities.

The following table summarizes the activity related to our unrecognized tax benefits:

(In thousands of U.S. dollars)	2012	2011	2010
Balance as at January 1	$1,732	$1,687	$1,489
Increases related to current year tax positions	—	—	—
Changes in tax positions of a prior period	143	45	198
Settlements	—	—	—
Lapse of Statute of Limitations	—	—	—

Balance as at December 31	$1,875	$1,732	$1,687

The total amount of unrecognized tax benefits at December 31, 2012 that, if recognized, would not impact the effective tax rate is $1.9 million.

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

QLT Inc. and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we believe we are subject to tax. In jurisdictions in which QLT Inc. and its subsidiaries do not believe we are subject to tax and therefore do not file income tax returns, we can provide no certainty that tax authorities in those jurisdictions will not subject one or more tax years (since inception of QLT Inc. or its subsidiaries) to examination. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that we claim, we are not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Our major tax jurisdictions are Canada and the U.S. With few exceptions, QLT Inc. and its subsidiaries should not be subject to Canadian income tax examinations in respect of taxation years before 2008 and U.S. income tax examinations in respect of taxation years before 2009.

13.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

As a result of our comprehensive business and portfolio review in July 2012, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we engaged a financial advisor to explore the sale of our punctal plug drug delivery system technology and to determine whether to divest our business related to our commercial product, Visudyne®. On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing and are also eligible to receive additional amounts of up to $5.0 million in contingent payments relating to Laser Registration, up to $15.0 million in contingent payments relating to royalties on sales of Visudyne under the Novartis Agreement or from other third party sales of Visudyne outside of the U.S. and a royalty on net sales of new indications for Visudyne, if any should be approved. The Valeant Agreement provides that $7.5 million of the purchase price will be held in escrow for one year following the closing date to satisfy indemnification claims that Valeant may have under the Valeant Agreement. This amount is reflected as Restricted Cash on our Consolidated Balance Sheet. Following the divestiture, we will not have significant continuing involvement in the operations or cash flows of the Visudyne business. Most of the transition services related activities will be completed by early 2013.

We are currently actively looking to sell our punctal plug drug delivery technology and expect to complete the divestiture within a period of one year. On December 24, 2012, we entered into an exclusive option agreement with Mati, under which we granted Mati a 90-day option to acquire assets related to our PPDS technology in exchange for $0.5 million. We are recognizing the $0.5 million over the 90 day option term in discontinued operations as we have a continuing performance obligation under the option agreement to maintain the related intellectual property. The option may be extended by Mati for up to three successive 30-day periods upon payment of an additional $0.1 million for each extension. Should Mati exercise the option, we will enter into an asset purchase agreement with Mati and we will be entitled to a closing payment of approximately $0.8 million, certain milestone payments and a low single digit royalty on world-wide net sales of all products using or developed from the Technology.

In accordance with the accounting standard for discontinued operations, the results of operations relating to both our punctal plug drug delivery system technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented. In addition, the related long-lived assets have been reclassified as held for sale in the Consolidated Balance Sheets as of December 31, 2012 and 2011.

The following assets were segregated and included in assets held for sale in the Consolidated Balance Sheet as at December 31, 2012 and 2011, and relate to our punctal plug drug delivery system technology and to Visudyne:

(In thousands of U.S. dollars)	December 31, 2012	December 31, 2011
Assets held for sale
Inventories, net of provisions (1)	$—	$13,057
Property, plant and equipment	300	1,433

	$300	$14,490

(1)	Included in the balance as at December 31, 2011 were provisions for excess inventory of $11.1 million and for non-completion of inventory of $2.2 million.

Operating results of our punctal plug drug delivery system technology and our Visudyne business included in discontinued operations are summarized as follows:

(In thousands of U.S. dollars)	2012	2011	2010
Total revenues	$25,475	$42,228	$44,697

Write-down of assets held for sale (Note 10)	1,056	—	—

Operating pre-tax (loss) income	(7,642)	2,576	506
Gain on sale of discontinued operations (1)	101,412	—	—

Pre-tax income (2)	93,770	2,576	506

Provision for income taxes (Note 12)	(5,807)	(1,613)	(8,775)

Net income (loss) from discontinued operations	$87,963	$963	$(8,269)

(1)

Relates to the sale of our Visudyne business to Valeant for which we received a payment of $112.5 million at closing. Included in the gain on sale of discontinued operations was the fair value of the contingent consideration of $5.4 million less the related inventory sold to Valeant of $12.9 million and closing costs of $3.6 million.

(2)	Included in the years ended December 31, 2012, 2011 and 2010, was $18.8 million, $19.1 million and $21.0 million, respectively, of pre-tax loss related to our punctal plug delivery system technology.

14.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, restricted cash, contingent consideration and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value December 31, 2012	Fair Value Measurements at December 31, 2012
(In thousands of U.S .dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$307,384	$307,384	$—	$—
Restricted cash	7,500	7,500	—	—
Contingent consideration(1)	76,409	—	—	76,409

Total	$391,293	$314,884	$—	$76,409

	Carrying Value December 31, 2011	Fair Value Measurements at December 31, 2011
(In thousands of U.S .dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$205,597	$205,597	$—	$—
Contingent consideration(1)	99,947	—	—	99,947

Total	$305,544	$205,597	$—	$99,947

(1)

To estimate the fair value of contingent consideration at December 31, 2012, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 8% for the contingent consideration related to the Eligard and Visudyne royalties and 3.5% for the contingent consideration related to the Laser Registration, determined by management after considering available market and industry information. To estimate the fair value of contingent consideration related to the sale of QLT USA at December 31, 2011, we used a cost of capital of 9%. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration related to the sale of QLT USA would decrease by $0.7 million, from $71.2 million to $70.5 million and the contingent consideration related to the sale of our Visudyne business would decrease by a negligible amount. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration related to the sale of QLT USA would decrease by $0.5 million, from $71.2 million to $70.7 million. If estimated future sales of Visudyne were to decrease by 10%, the contingent consideration related to the sale of our Visudyne business would decrease by $0.6 million, from $5.2 million to $4.6 million.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3
(In thousands of U.S. dollars)	Related to sale of QLT USA	Related to sale of Visudyne	Total
Balance at January 1, 2011	$130,589	$—	$130,589
Transfers to Level 3	—	—	—
Settlements	(40,720)	—	(40,720)
Fair value change in contingent consideration	10,078	—	10,078

Balance at December 31, 2011	$99,947	$—	$99,947
Transfers / additions to Level 3	—	5,364	5,364
Settlements	(37,117)	—	(37,117)
Fair value change in contingent consideration	8,365	(150)	8,215

Balance at December 31, 2012	$71,195	$5,214	$76,409 (1)

(1)	Comprised of $41.3 million as current portion of contingent consideration and $35.2 million as long-term portion of contingent consideration on the Consolidated Balance Sheet.

As of each of December 31, 2012 and 2011, we had no outstanding forward foreign currency contracts.

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

15.	COMMITMENTS AND GUARANTEES

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

We are committed to pay a portion of the actual operating expenses under our lease agreements for office space. These operating expenses are not included in the table below. Estimated operating lease payments for office space, motor vehicles and office equipment payable over the next five years are as follows:

(In thousands of U.S. dollars)
Year ending December 31,
2013	$1,338
2014	82
2015	71
2016	—
2017 and thereafter	—

Total(1)	$1,491

(1)	$0.3 million related to excess office space is included as restructuring costs within discontinued operations. See Note 10 – Restructuring Charges.

Rent expense amounted to $2.2 million in 2012, $2.2 million in 2011, and $2.0 million in 2010.

In connection with the sale of assets and businesses, we provided indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2012, no amount has been accrued in relation to indemnities.

Milestone and Royalty Obligations

We have committed to make potential future milestone payments to third parties as part of our various licensing, development and purchase agreements. Payments under these arrangements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. The achievement of these milestones has not occurred as of December 31, 2012 and has not been recorded in our financial statements.

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

Punctal Plug Drug Delivery System. We acquired the punctal plug drug delivery technology as a result of the acquisition of ForSight Newco II, Inc. (“ForSight”) by our U.S. subsidiary, 3088923, Inc., pursuant to the terms of a merger agreement dated October 8, 2007. Under the terms of the merger agreement, we have agreed to use commercially reasonable efforts to develop and commercialize in certain major markets a specified number of punctal plug products claimed under the patents we acquired in the ForSight acquisition and from which pharmaceutical preparations are delivered to the eye. We have also agreed to pay the former ForSight stockholders certain milestones, royalties and other payments, dependant upon development and commercialization success and certain other transactions involving the punctal plug products. On December 24, 2012, we entered into an exclusive option agreement with Mati pursuant to which we granted Mati a 90-day option to acquire assets related to our punctal plug delivery system, including an assignment of our rights and obligations under the merger agreement with ForSight described above, in exchange for $0.5 million.

16.	SEGMENT INFORMATION

We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthalmology. Our chief operating decision makers review our operating results on a company-wide basis and manage our operations as a single operating segment. Our segment information does not include the results of businesses classified as discontinued operations.

Our property, plant and equipment is all located in Canada.

17.	CONTINGENCIES

From time to time we are involved in legal proceedings arising in the ordinary course of business. There are currently no material pending legal proceedings.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Board of Directors’ Executive Transition Committee, which functions as our principal executive officer, and Interim Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Executive Transition Committee (functioning as our principal executive officer) and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f). Under the supervision and with the participation of our management, including the Board of Directors’ Executive Transition Committee, which functions as our principal executive officer, and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Deloitte LLP, the independent registered chartered accountants that audited our December 31, 2012 consolidated annual financial statements, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of QLT Inc.

We have audited the internal control over financial reporting of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the three years ended December 31, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE LLP

Independent Registered Chartered Accountants

Vancouver, Canada February 21, 2013

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2012, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2012, and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2012, and such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2012, and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2012, and such information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(i)	The following financial statement documents are included as part of Item 8 to this Form 10-K.

Report of Independent Registered Chartered Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (loss)

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

Schedule II - Valuation and Qualifying Accounts for the Years ended December 31, 2012, 2011 and 2010.

Deferred tax asset valuation allowance

(In thousands of U.S. dollars)

Year	Balance at beginning of year	Additions charged to costs and expenses	Write-offs and provision reduction	Balance at end of year
2012	$80,465	$10,273	$(12,148)	$78,590
2011	68,346	13,689	(1,570)	80,465
2010	58,669	17,540	(7,863)	68,346

Exhibits

The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2013

QLT INC.

By:	/s/ Jeffrey Meckler
Jeffrey Meckler, Chairman, Executive Transition Committee
(Principal Executive Officer)

By:	/s/ Sukhi Jagpal
Sukhi Jagpal, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of QLT Inc. do hereby constitute and appoint Jeffrey Meckler and Sukhi Jagpal, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable QLT Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Annual Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Jeffrey Meckler Jeffrey Meckler	Director and Chairman of the Executive Transition Committee (Principal Executive Officer)	February 21, 2013

/s/ Sukhi Jagpal Sukhi Jagpal	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2013

/s/ Jason M. Aryeh Jason M. Aryeh	Chairman of the Board of Directors and Director	February 21, 2013

/s/ Vicente Anido, Jr. Vicente Anido, Jr.	Director	February 21, 2013

/s/ Geoffrey F. Cox Geoffrey F. Cox	Director	February 21, 2013

/s/ John Kozarich John Kozarich	Director	February 21, 2013

/s/ Stephen Sabba Stephen Sabba	Director	February 21, 2013

/s/ John C. Thomas, Jr. John C. Thomas, Jr.	Director	February 21, 2013

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

Exhibit		Description	Location

2.3		Agreement and Plan of Merger dated October 8, 2007 by and among QLT Inc., 3088923, Inc., ForSight Newco II, Inc. and the Stockholders Representatives named therein.(1)	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 2007 and filed with the Commission on October 11, 2007.

2.4		Purchase Agreement dated June 6, 2008 by and between QLT USA, Inc. and Allergan Sales, LLC.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

2.5		Stock Purchase Agreement dated October 1, 2009 between QLT Inc. and TOLMAR Holding, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 1, 2009 and filed with the Commission on October 7, 2009.

3.0		Articles of QLT Inc. dated May 25, 2005.	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on June 1, 2005.

4.1		Shareholder Rights Plan Agreement, as amended and restated, dated April 8, 2005 between QLT Inc. and ComputerShare Trust Company of Canada.	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 8, 2005 and filed with the Commission on April 13, 2005.

4.2		Registration Rights Agreement, as amended and restated, dated December 17, 2004 by and among QLT Inc., Elan International Services, Ltd. and Elan Pharmaceutical Investments III, Ltd.	Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.5*		1998 QLT Incentive Stock Option Plan.	Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.6*		2000 QLT Incentive Stock Option Plan (as amended in 2002); (formerly numbered 10.70).	Exhibit to the Company’s Registration Statement on Form S-8 filed with the Commission on September 20, 2002.

10.23	*	Deferred Share Unit Plan For Non-Employee Directors.	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.24	*	Change of Control Agreement dated August 8, 2005 between QLT Inc. and Cameron Nelson.	Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.26	*	Employment Agreement dated September 26, 2005 between QLT Inc. and Robert L. Butchofsky.	Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

Exhibit		Description	Location

10.27	*	Change of Control Agreement dated September 26, 2005 between QLT Inc. and Robert L. Butchofsky.	Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.38		Settlement Agreement dated March 2, 2007 between QLT Inc. and Massachusetts Eye and Ear Infirmary.(1)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.44		QLT Guarantee dated June 6, 2008.	Exhibit 10.44 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

10.45		Sale and Purchase Agreement dated May 15, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. as amended by each of: an Amending Agreement dated July 4, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., an Amended and Restated Sale and Purchase Agreement dated July 11, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Third Amending Agreement dated July 16, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fourth Amending Agreement dated July 18, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fifth Amending Agreement dated July 23, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Sixth Amending Agreement dated July 25, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Second Amended and Restated Sale and Purchase Agreement dated July 30, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. and an Eighth Amending Agreement dated August 7, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Ltd.	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.48		Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement dated October 16, 2009 between QLT Inc. and Novartis Pharma AG.	Exhibit 10.48 to the Company’s Current Report on Form 8-K dated October 16, 2009 and filed with the Commission on October 22, 2009.

10.49	*	2000 QLT Incentive Stock Option Plan (as amended and restated effective May 5, 2009).	Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on October 14, 2009.

Exhibit	Description	Location

10.54	Co-Development Agreement dated effective as of April 4, 2006 by and between QLT Inc. and Retinagenix, LLC, as amended by letter agreements dated August 10, 2006, September 11, 2008 and October 20, 2010 between QLT Inc. and Retinagenix, LLC. (1)	Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.55*	Employment Agreement dated September 14, 2010 between QLT Inc. and Suzanne M. Cadden.	Exhibit 10.55 to the Company’s Current Report on Form 8-K dated September 14, 2011 and filed with the Commission on September 19, 2011.

10.56*	Change of Control Agreement dated September 15, 2011 between QLT Inc. and Suzanne M. Cadden.	Exhibit 10.56 to the Company’s Current Report on Form 8-K dated September 14, 2011 and filed with the Commission on September 19, 2011.

10.57*	Employment Agreement between QLT Ophthalmics, Inc. and Christopher A. Muller dated April 13, 2012 and effective April 16, 2012.	Exhibit 10.57 to the Company’s Current Report on Form 8-K dated April 16, 2012 and filed with the Commission on April 16, 2012.

10.58*	Change of Control Agreement between QLT Ophthalmics, Inc. and Christopher A. Muller dated April 13, 2012 and effective April 16, 2012.	Exhibit 10.58 to the Company’s Current Report on Form 8-K dated April 16, 2012 and filed with the Commission on April 16, 2012.

10.59*	Letter Agreement between the Company and Robert Butchofsky dated August 1, 2012	Exhibit 10.59 to the Company’s Current Report on Form 8-K dated July 27, 2012 and filed with the Commission on August 2, 2012.

10.60*	Letter Agreement between the Company and Cameron Nelson dated July 27, 2012.	Exhibit 10.60 to the Company’s Current Report on Form 8-K dated July 27, 2012 and filed with the Commission on August 2, 2012.

10.61*	Letter Agreement between the Company and Linda Lupini dated August 2, 2012.	Exhibit 10.61 to the Company’s Current Report on Form 8-K dated July 27, 2012 and filed with the Commission on August 2, 2012.

10.62*	Letter Agreement between QLT and Christopher Muller effective as of July 30, 2012.	Exhibit 10.62 to the Company’s Current Report on Form 8-K dated July 27, 2012 and filed with the Commission on August 2, 2012.

10.63*	Addendum to Severance Letter between the Company and Linda Lupini, dated August 31, 2012.	Exhibit 10.63 to the Company’s Current Report on Form 8-K dated August 31, 2012 and filed with the Commission on September 7, 2012.

10.64	Asset Purchase Agreement between the Company and Valeant dated September 21, 2012. (1)	Exhibit 10.65 to the Company’s Current Report on Form 8-K dated September 21, 2012 and filed with the Commission on September 27, 2012.

10.65	Transition Services Agreement between the Company and Valeant dated September 24, 2012. (1)	Exhibit 10.65 to the Company’s Current Report on Form 8-K dated September 21, 2012 and filed with the Commission on September 27, 2012.

10.66*	Letter Agreement between the Company and Suzanne Cadden dated October 24, 2012.	Exhibit 10.66 to the Company’s Current Report on Form 8-K dated October 24, 2012 and filed with the Commission on October 29, 2012.

Exhibit	Description	Location

10.67*	Amended and Restated Employment Agreement between the Company and Sukhi Jagpal, dated as of November 5, 2012	Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and filed with the Commission on November 7, 2012.

10.68	Option Agreement between the Company and Mati Therapeutics Inc., dated December 24, 2012. (1)	Exhibit 10.68 to the Company’s Current Report on Form 8-K dated December 24, 2012 and filed with the Commission on December 31, 2012.

11	Statement re: computation of per share earnings.	Filed herewith.

21	Subsidiaries of QLT Inc.	Filed herewith.

23	Consent of Deloitte LLP.	Filed herewith.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jeffrey Meckler, Chairman of the Executive Transition Committee (Principal Executive Officer).	Filed herewith.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Sukhi Jagpal, Interim Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jeffrey Meckler, Chairman of the Executive Transition Committee (Principal Executive Officer).	Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Sukhi Jagpal, Interim Chief Financial Officer.	Filed herewith.

101.

The following financial statements from the QLT Inc. Quarterly Report on Form 10K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”):

•    consolidated balance sheets;

•    consolidated statements of operations;

•    consolidated statements of comprehensive loss;

•    consolidated statements of cash flows;

•    consolidated statements of changes in shareholders’ equity; and notes to consolidated financial statements.

Notes:

*	Denotes executive compensation plans or arrangements.
(1)	Certain portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for or grant of confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.