Form 10-K/A
period 2012-12-31
QLT INC/BC
filed 2013-04-30
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 15, 2013 the registrant had 50,539,500 outstanding common shares.

QLT INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2012

PART III

EXPLANATORY NOTE

QLT Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on February 21, 2013 (the “Initial Filing”), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Initial Filing by including information required by Part III (Items 10, 11, 12, 13 and 14).

Except as contained herein, this Amendment No. 1 does not modify or update disclosures contained in the Initial Filing. This Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Background of Directors and Executive Officers

Set forth below are the name and age of each of our current directors and the positions held by him with us, his principal occupation and business experience during the last five years, and the year of the commencement of his term as a director or executive officer. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Board of Directors to nominate him for election as a director and the names of other publicly held companies of which he serves or has served as a director in the previous five years. There is no family relationship between any of our directors, director nominees or executive officers. Except as otherwise disclosed below, no director was selected as a director or nominee pursuant to any arrangement or understanding.

Directors

Jason M. Aryeh is the Chairman of the Board and a Director of QLT (since 2012) and serves as the Chairman of both its Corporate Governance and Nominating Committee and its Strategic Action Committee. Currently, Mr. Aryeh is also the Founder and Managing General Partner of JALAA Equities, LP (since 1997), a private hedge fund focused on the biotechnology and specialty pharmaceutical sector. Mr. Aryeh also serves on the Board of Directors of Ligand Pharmaceuticals Incorporated (since 2006), a public biotechnology company (“Ligand”), CorMatrix Cardiovascular (since 2010), a privately-held medical device company, and the Cystic Fibrosis Foundation’s Therapeutics Board (since 2011). Previously, Mr. Aryeh served as a Director of both Nabi Biopharmaceuticals, prior to its merger with Biota Pharmaceuticals, Inc. (“Biota”) in November 2012, and of Myrexis, Inc. (2011 to 2013), both of which are public biotechnology companies. Mr. Aryeh earned a B.A. in economics, with honors, from Colgate University, and is a member of the Omnicron Delta Epsilon Honor Society in economics.

The Board has concluded that Mr. Aryeh is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives stemming from his experience in the biotechnology and specialty pharmaceutical sector as a hedge fund manager and serving on the boards of publicly-traded companies. Mr. Aryeh’s strategic insight and in-depth understanding of health care trends and capital markets add significant value to the Board.

Dr. Vicente Anido, Jr., Ph.D. is a Director of QLT (since 2012) and serves as a member of its Audit and Risk, Corporate Governance and Nominating, Compensation and Scientific Review Committees. Currently, Dr. Anido also serves as a Director of Depomed, Inc. (since 2013), a public pharmaceutical company and the Chairman of the Board of Directors of Aerie Pharmaceuticals (since 2013), a privately-held clinical stage pharmaceutical company focused on developing products to treat glaucoma. Previously, Dr. Anido served as President, Chief Executive Officer and a Director of Ista Pharmaceuticals (2001 to 2012) prior to its acquisition by Bausch & Lomb and as a director of Apria Healthcare, Inc., a public company that provides home healthcare products and services and medical equipment. Dr. Anido received a B.S. in Pharmacy and M.S. in Pharmaceutical Sciences from West Virginia University and a Ph.D. in Pharmacy Administration from the University of Missouri - Kansas City.

The Board has concluded that Dr. Anido is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives derived from managing and serving on the boards of publicly-traded pharmaceutical companies. Through his tenure as President and CEO of Ista Pharmaceuticals, Dr. Anido gained valuable management and leadership skills, and brings to the Board seasoned tactical, operational and pharmaceutical industry-specific experience in sales and marketing, business development, pharmaceutical product development and equity and debt transactions.

Dr. Geoffrey F. Cox, Ph.D. is a Director of QLT (since 2012) and serves as Chair of its Compensation Committee and a member of its Corporate Governance and Nominating Committee. Dr. Cox has over 35 years of pharmaceutical and biotechnology experience holding a broad range of senior management and board positions with private and public companies. Currently, Dr. Cox is a Partner with Red Sky Partners LLC (since

2011) which provides corporate development, product strategy and leadership support to life sciences companies. Dr. Cox served as a Director (2000 to 2012) and the Non-Executive Chairman (2007 to 2012) of Nabi Biopharmaceuticals prior to its merger with Biota in 2012 and continues to serve as a Director on the Board of Biota, a public anti-infective drug development company. He is also a Director of Gallus Biopharmaceuticals LLC (since 2011), a biologics contract manufacturing and development company. Dr. Cox was Chairman, President and CEO of GTC Biotherapeutics Inc. (now rEVO Biologics) (2001 to 2010), a company focused on the development of recombinant therapeutic proteins, including proteins for the treatment of rare diseases, using transgenic animal production technology. Prior to 2001, Dr. Cox was Executive VP of Genzyme Corporation and later Chairman, President and CEO of Aronex Pharmaceuticals Inc. Dr. Cox is the immediate past Chairman of the Board of the Massachusetts Biotechnology Council and previously served on the Board of the Biotechnology Industries Association and as a member of its Health Governing and Emerging Companies Sections. Dr. Cox received a B.Sc. (Hons) in biochemistry from the University of Birmingham, UK, and a Ph.D. in biochemistry from the University of East Anglia, UK.

The Board has concluded that Dr. Cox is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives derive from his extensive leadership experience in the biopharmaceutical industry, including as a director and executive officer of publicly-traded biotechnology companies. Dr. Cox’s strategic consulting, operations and business development expertise as well as his scientific background bring significant value to the Board.

Dr. John W. Kozarich, Ph.D. is a Director of QLT (since 2012) and is the Chair of its Scientific Review Committee and a member of its Executive Transition Committee. Dr. Kozarich has over 35 years of experience in academic and pharmaceutical research. Currently, Dr. Kozarich is also Chairman and President of ActivX Biosciences, Inc. (since 2001), a wholly-owned subsidiary of the international pharmaceutical company KYORIN Pharmaceutical Co., Ltd.; Chairman of Ligand (since 2003), a public biotechnology company; a Director of Corium International, Inc. (since 2006), a privately-held transdermal drug delivery company; and a Senior Scientific Advisor to KinDex Therapeutics, Inc. (since 2009), a privately-held company developing molecules that modulate key metabolic regulatory networks. Dr. Kozarich is also an adjunct professor of chemical physiology at the Scripps Research Institute and previously held faculty positions at the University of Maryland and Yale University School of Medicine. He has authored over 150 primary scientific publications. Dr. Kozarich earned his B.S. in chemistry from Boston College (summa cum laude; Phi Beta Kappa), his Ph.D. in biological chemistry from the Massachusetts Institute of Technology, and was an NIH postdoctoral fellow at Harvard University.

The Board has concluded that Dr. Kozarich is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his academic achievements and international experience as an advisor, executive officer and director of biotechnology companies. Dr. Kozarich is well-versed in the challenges of research and development given his extensive academic and pharmaceutical research and leadership background in the life sciences, and provides the Board with invaluable insight into a broad range of issues that impact QLT’s research and development efforts.

Jeffrey A. Meckler is a Director of QLT (since 2012) and is the Chair of QLT’s Executive Transition Committee and a member of QLT’s Strategic Action Committee. Mr. Meckler has over 20 years of experience in the life sciences sector. Currently, Mr. Meckler is also the Managing Director of The Andra Group (since 2009), a life sciences consulting firm that assists clients with strategic planning and business development. Previously, Mr. Meckler acted as a Director (2011 to 2012) and Interim-CEO (2011) of Cypress Bioscience Inc. after its acquisition by Royalty Pharma; a Director of ClearFarma USA (2010 to 2012), a private sustainable food supply research and development company; a Director of Kyalin Bioscience (2011 to 2012), a private company developing therapies for autistic spectrum disorder; an Investment Analyst with Ridgeback Capital Management (2007 to 2009); a Director of Alveolus Inc. (2007 to 2009), a private, coated stent company acquired by Merit Medical; and held a series of positions at Pfizer Inc. in Manufacturing Systems, Market Research, Business Development, Strategic Planning and Corporate Finance which included playing a significant role in acquisitions and divestitures (1990 to 2007). Mr. Meckler is the past President and continues to serve on the Board of Children of Bellevue, a non-profit organization focused on advocating and developing pediatric programs at Bellevue Hospital Center (since 2001) and is past President and continues to serve on the Alumni Board of the Carnegie Mellon Tepper School of Business (since 2009). Mr. Meckler received a B.S. in Industrial Management and M.S. in Industrial Administration from Carnegie Mellon University. In addition, Mr. Meckler received a J.D. from Fordham University School of Law.

The Board has concluded that Mr. Meckler is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives stemming from his extensive pharmaceutical industry, consulting and financial background. Mr. Meckler’s perspectives regarding strategic business development, operational and financial opportunities as well as health care trends bring significant industry-specific insight to the QLT board.

Dr. Stephen L. Sabba, M.D. is a Director of QLT (since 2012) and serves as Chair of its Audit and Risk Committee and a member of its Scientific Review and Strategic Action Committees. Currently, Dr. Sabba is also a Partner and Health Care Portfolio Manager at Knott Partners, LP (since 2006), an investment fund, and a Director of Ligand (since 2008), a public biotechnology company. Previously, he was a Partner and Director of Research with Kilkenny Capital Management (2001 to 2006), a Chicago-based hedge fund. Dr. Sabba received his medical degree from the New York University School of Medicine, and completed a residency in internal medicine and a fellowship in gastroenterology at the Veterans Administration Medical Center in New York City. He earned a Bachelor of Science degree with honors at Cornell University.

The Board has concluded that Dr. Sabba is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his capital markets and financial expertise gained from his experience working in the hedge fund and investment fund industries. Dr. Sabba’s deep understanding of the biotechnology industry, medicine and health care trends add significant value to the Board.

John C. Thomas, Jr. is a Director of QLT (since 2012) and is a member of QLT’s Audit and Risk and Compensation Committees. Mr. Thomas has more than 38 years of experience in a variety of financial and accounting positions, with the last 27 years spent in the medical, pharmaceutical and device fields. Currently, Mr. Thomas also serves as Chief Financial Officer, Secretary and Director of CorMatrix (since 2001), a privately-held medical device company, and as Chief Financial Officer, Secretary and Director of Motion Reality, Inc. (since 1991), a motion capture and simulation company. In the past ten years, Mr. Thomas served as acting Chief Financial Officer for DemeRx, Inc. (2010 to 2011); as Chief Financial Officer for MRI Interventions, Inc. (1998 to 2010), MiMedx Group, Inc. (2007 to 2008) and DARA BioSciences (2003 to 2009); and as a director of MRI Interventions, Inc. (2004 to 2011) and DARA BioSciences (2012). Previously, Mr. Thomas also served as a Trustee and subsequently the Chairman of the Finance Committee of The Walker School, a private Pre-K through 12 grade school (1999 to 2012). Mr. Thomas is a Certified Public Accountant and graduated from the University of Virginia, McIntire School of Commerce with a Bachelor of Science in Commerce (with distinction) degree in 1975.

The Board has concluded that Mr. Thomas is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his financial and development stage company expertise and service on the boards of pharmaceutical companies. Mr. Thomas’ educational background and experience serving as Chief Financial Officer of a number of life sciences companies provides him with valuable perspective on financial management, performance and strategy of a biotechnology company such as QLT.

Executive Officers

Sukhi Jagpal

Chief Financial Officer

Mr. Jagpal, age 39, is the Chief Financial Officer of QLT (since February 2013). Previously, since 2003 Mr. Jagpal has held positions of increasing responsibility in Finance at QLT, including Corporate Controller (January 2006 to December 2008 ), Director, Finance and Corporate Controller (January 2009 to December 2010 ) and Senior Director, Finance and Corporate Controller (2011 to 2012), until his appointment as Interim Chief Financial Officer in July 2012. Prior to joining QLT, Mr. Jagpal held finance and accounting positions with Pivotal Corporation, 360networks inc., and KPMG LLP. Mr. Jagpal is a Chartered Accountant, a Chartered Business Valuator, and holds a Masters of Business Administration from Cornell University - S.C. Johnson Graduate School of Management and a Masters of Business Administration from Queens University.

Alexander R. Lussow, Ph.D.

Senior Vice President, Business Development & Commercial Operations

Dr. Lussow, age 51, is the Senior Vice President, Business Development and Commercial Operations of QLT (since 2008) and is responsible for QLT’s business development activities, including product licensing, acquisitions and strategic partnering opportunities, as well as QLT’s product manufacturing and supply chain. Previously, Dr. Lussow served as QLT’s Vice President, Business Development (2006 to 2008). Prior to joining QLT, Dr. Lussow served as Chief Business Officer and Vice President of Business Development at Gryphon Therapeutics (2001 to 2004) where he was responsible for the licensing of the company’s products, the formation of strategic alliances, corporate communications and fundraising. Dr. Lussow has broad experience in biotechnology management consulting, advising on venture financing, strategic business planning and licensing transactions with several biotechnology companies. Dr. Lussow received his BSc at McGill University in Montreal and his Ph.D. in immunology at the University of Geneva, Switzerland. He has been an adjunct professor of pharmacology at the University of North Carolina, USA and has worked extensively for the World Health Organization (WHO) in West Africa.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and 10% beneficial owners are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such reports received by us or written representations from certain reporting persons that no Form 5s were required for such persons, we believe that during 2012 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with.

Corporate Code of Ethics and Code of Exemplary Conduct

QLT has adopted a Code of Ethics which is applicable to all directors, officers and employees of QLT, as well as a Code of Exemplary Conduct which applies to the Chairman and all executive officers and all senior financial managers, internal legal counsel and human resources managers of QLT. The Code of Ethics and Code of Exemplary Conduct are available on QLT’s website at www.qltinc.com.

Audit Committee

The Company has a separately-designated standing Audit and Risk Committee which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee currently consists of Messrs. Meckler (Chairman), Anido and Thomas. The Board has adopted a written charter for the Audit Committee. A copy of the charter is available on QLT’s website at www.qltinc.com.

Each member of the Audit and Risk Committee is financially sophisticated, as defined by the Marketplace Rules of NASDAQ, and is financially literate, as defined by Canadian securities regulations, and as required by such rules, able to read and understand fundamental financial statements, including QLT’s consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows. The Board has determined that John Thomas is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act, and that all of our Audit and Risk Committee members are “independent,” as independence for audit committee members is defined by the NASDAQ, TSX and applicable U.S. and Canadian securities rules.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

2012 was a transformative year for the Company. In June 2012 the composition of our Board of Directors completely changed when, following a proxy contest, all members of the Previous Board were either not re-elected to the Board at the 2012 AGM or resigned, and the Current Board was elected and continued in office. As a result, the membership of all committees of the Board, including the Compensation Committee, changed entirely in June 2012.

Also at the 2012 AGM, our shareholders voted, in a non-binding advisory vote, against the compensation of the named executive officers as of the date of the 2012 AGM as follows: 15,496,170 shares were voted for the proposal, 21,328,839 shares were voted against the proposal, 2,444,588 shares withheld votes, and 3,014,880 shares were counted as non-votes. The Compensation Committee has reviewed the results of the shareholder advisory vote on executive compensation. In light of the fact that the vote was obtained in the context of a contested election of directors, the Committee cannot determine whether the vote against the compensation of QLT’s executive officers should be primarily understood as a vote against the incumbent Board of Directors or disagreement with the Company’s executive compensation practices. However, notwithstanding the significant changes in the Company and its management since the 2012 AGM, the reconstituted Compensation Committee takes note of the advisory vote and intends to continue to evaluate and modify, as appropriate, the executive compensation practices of the Company.

On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors, the Company announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. During the remainder of 2012 in connection with the strategic restructuring of the Company, we sold our Visudyne® business to Valeant Pharmaceuticals International, Inc. and entered into an option agreement for the sale of our punctal plug drug delivery system to Mati Therapeutics Inc. We also completed a significant reduction in force of approximately 178 employees, or 83% of our work force.

As a result of the restructuring, only one of the named executive officers of the Company in June 2012, Alexander R. Lussow, Senior Vice President, Business Development & Commercial Operations, remained an executive officer of the Company at year end. Sukhi Jagpal, who was appointed Interim Chief Financial Officer July 2012, was our only other employed named executive officer at the end of 2012. Mr. Jagpal was appointed Chief Financial Officer of the Company on February 27, 2013.

Effective August 2, 2012, in connection with the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, the Current Board formed an Executive Transition Committee composed of its Chairman, Jason M. Aryeh, and directors Dr. Vicente Anido, Jr., Jeffrey Meckler and Dr. John W. Kozarich, to lead the Company while the Board of Directors considered whether to hire a new permanent Chief Executive Officer. Mr. Aryeh served as Chairman of the Executive Transition Committee until February 2013 at which point the Executive Transition Committee was restructured and Mr. Aryeh stepped down from his role on the Committee and Mr. Meckler became Chairman of the Committee. At the same time, Dr. Anido also stepped off the Executive Transition Committee. While Mr. Aryeh was never employed as an employee or compensated other than as a director or considered by the Current Board to be an executive officer of the Company, he is included in the compensation disclosure schedules below as a Principal Executive Officer of the Company. However, he is not otherwise treated as a named executive officer and has not acted in that role. See information provided in this Annual Report under the heading “Independence of Directors” for further information.

In addition to Mr. Butchofsky, the other named executive officers whose service to the Company ceased during 2012 were Cameron R. Nelson, who acted as Senior Vice President, Finance and Chief Financial Officer until July 20, 2012; Linda M. Lupini, who acted as Senior Vice President, Human Resources and Organizational Development until December 14, 2012; and Christopher Muller, who acted as Chief Commercial Officer of our wholly-owned subsidiary, QLT Ophthalmics, Inc. until July 20, 2012.

The Compensation Committee administers the compensation policies and programs for our named executive officers. A summary discussion of the 2012 named executive officer compensation actions taken by the Compensation Committee follows below in this Compensation Discussion and Analysis report. In reviewing this report, it is important to understand that while the Current Board of Directors and new Compensation Committee made numerous management and personnel changes and compensation decisions following the 2012 AGM, much of the compensation that was received by named executive officers in 2012 was paid pursuant to contractual agreements and policies approved or implemented by the Previous Board of Directors and previous Compensation Committee.

Objectives of Our Compensation Program

The Compensation Committee evaluates and sets executive compensation consistent with our stated philosophy to provide a compensation package that attracts, retains and motivates executives and rewards business successes that have the potential to increase shareholder value. More specifically, the Compensation Committee seeks to:

•	provide a total compensation program that is competitive with other companies in the pharmaceutical and biotechnology industries with which we compete for executive talent;

•

place a significant portion of executive compensation at risk by linking cash incentive compensation to the achievement of pre-established corporate financial and operational performance objectives and other individual key objectives within the executive’s area of responsibility and by using equity as a key component of our compensation program;

•	provide long-term incentive compensation that focuses executives’ efforts on building shareholder value by aligning their interests with those of our shareholders; and

•	promote stability and retention of our management team.

Consistent with our performance-based philosophy, a significant portion of potential compensation is based upon performance- and equity-based programs. These programs include awards that are based on our operational and financial performance and provide compensation in the form of cash, and equity-based incentive awards that are tied to both our short-term and long-term performance and achievement of goals. The performance-based bonus program rewards short-term performance; while our equity awards, coupled with our stock ownership guidelines, reward long-term performance and align the interests of management with those of our shareholders.

Compensation Governance and Consultant

We are committed to having strong governance standards with respect to our compensation programs, procedures and practices. The Compensation Committee has, among other things, retained Radford, an independent compensation consultant, which reports directly to the Compensation Committee. Our Compensation Committee has assessed the independence of Radford and has concluded that no conflict of interest exists with respect to the services that Radford performs for our Compensation Committee. Radford did not provide any services to the Company other than with respect to the services provided to the Compensation Committee as described below. Radford also informed the Compensation Committee that it was not aware of any conflict of interest with respect to the services that it provides to our Compensation Committee and the services that it provides to other clients.

The Company currently does not have an employed Chief Executive Officer, but rather currently has a two-person Executive Transition Committee of the Board of Directors that performs the functions of our CEO while the Board determines the resources and management necessary to pursue the Company’s new strategy.

Compensation Philosophy

We are engaged in a highly specialized and competitive industry. Success in this environment requires talented and motivated executives. The goal of our named executive officer compensation program is to attract, retain and motivate executives and reward business successes that have the potential to increase shareholder value. The Compensation Committee, which is composed of independent members of the Board, is responsible for implementing our executive compensation program and establishing corporate performance objectives and reviewing individual performance objectives that reward our named executive officers when those objectives are met. In considering executive compensation, the Compensation Committee ensures that our total compensation program is competitive within the industry in which we operate, supports our overall strategy and objectives, reflects both risk and reward for our named executive officers and aligns our executive officers’ interests with those of our shareholders. The combination of base salary, annual incentives and long-term incentives that we provide to our named executive officers is designed to accomplish this.

The Compensation Committee obtains information from a number of sources, including North American surveys and reports on executive compensation in the biotechnology industry, as well as internally generated reports of executive compensation practices of a sub-group of biotechnology companies of similar size and market capitalization. To assist with its evaluation of executive compensation, the Compensation Committee has the authority to retain independent compensation consultants. The Compensation Committee has periodically engaged Radford to provide director and executive compensation assessments and recommendations to the Compensation Committee. Radford provides data on the compensation and relative performance of peer companies, provides opinions on the degree to which our compensation arrangements are consistent with market practices and our objectives, consults on other compensation matters as needed and, if applicable, recommends compensation guidelines and program designs. Additionally, a representative from Radford attends Compensation Committee meetings when requested by the Compensation Committee.

Components of the Compensation Package

At the foundation of the Compensation Committee’s strategy is the principle that there should be both consequences for underperformance and incentives for outstanding performance. This is achieved through a compensation program that emphasizes fixed and variable components which make up the “pay mix” for each executive officer.

There are three major elements to our executive compensation:

•	Base salary;

•	Variable performance-based compensation, consisting of annual cash bonuses based on a comparison of individual and corporate performance to pre-set goals and objectives; and

•	Long-term incentives, consisting of annual grants of long-term stock options.

In addition, our executives are eligible to participate in the benefit plans generally available to all of our employees and to receive an annual executive medical screening consultation (as described in “Health and Life Benefits” below).

Our executive officers are paid in Canadian dollars but, for reporting purposes only, their compensation is set out below in U.S. dollars.

Determining Compensation

Compensation Consultant and Peer Group. In March 2012, the previous Compensation Committee engaged Radford to provide market data and a comprehensive executive compensation assessment intended to help inform our Compensation Committee in establishing 2012 executive compensation. The comparator group selected was considered comparable to QLT in early 2012 in size (50 to 300 employees), revenue (generally less than $200 million), market capitalization (generally less than $1 billion), and stage of product pipeline (small commercial biotechnology / specialty pharmaceuticals with products on market). The following 14 public biotechnology companies in the Radford 2010 Global Life Sciences Survey of biotechnology and life-sciences entities, located in North America, comprised our 2012 comparator group for both our director and executive officer compensation review:

Canadian Peer Companies	U.S. Peer Companies

Aeterna Zentaris Inc.	Allos Therapeutics, Inc.

Cardiome Pharma Corporation	Cadence Pharmaceuticals, Inc.

Theratechnologies Inc.	Cambrex Corporation

OraSure Technologies, Inc.	Enzon Pharmaceuticals, Inc.

Inspire Pharmaceuticals, Inc.

Ista Pharmaceuticals, Inc.

Jazz Pharmaceuticals plc

Questcor Pharmaceuticals, Inc.

Santarus, Inc.

Sucampo Pharmaceuticals, Inc.

In considering the market data provided by Radford, the Compensation Committee uses the percentiles or range of percentiles described below from the comparative data as a reference point in determining the amount and mix of compensation for our named executive officers. The Compensation Committee also considered many other factors in determining compensation, consistent with the Company’s compensation philosophy. The result of the Compensation Committee’s review of 2012 executive compensation is described below.

Base Salary

Annual base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance within QLT. Base salaries for our named executive officers are benchmarked against the base salaries paid to executives with similar roles at the companies within our comparator group using the 50th percentile and the 75th percentile as reference points. Actual salaries reflect the Compensation Committee’s consideration of numerous factors, including the individual named executive officer’s experience, length of service, position criticality, scope of responsibilities and performance. In determining whether to increase the base salary for a particular named executive officer, the Compensation Committee considers numerous factors, including the results of each named executive officer’s individual goal achievement and overall performance, comparative survey data for equivalent executive positions in our comparator group, along with the other elements of compensation received by our named executive officers.

On March 5, 2012, the Previous Board, following the recommendation of the previous Compensation Committee, increased the base salary of Ms. Linda M. Lupini, Senior Vice President, Human Resources and Organizational Development, by 10%, retroactive to January 1, 2012. In increasing the base salary of Ms. Lupini, the previous Compensation Committee and the Previous Board considered the executive compensation benchmarking data presented by Radford, as well as the executive’s performance and scope and level of responsibility. Ms. Lupini’s salary increase put her base salary above the 75th percentile of the Company’s comparator group for base salaries.

Mr. Muller joined the Company in April 2012 as Chief Commercial Officer of QLT Ophthalmics, Inc. According to survey data of equivalent positions at that time, Mr. Muller’s 2012 base salary was positioned near the 25th percentile. In approving Mr. Muller’s base salary, the previous Compensation Committee considered a number of factors, including the other components of his compensation package and the limited scope of his commercial responsibilities for 2012.

Following the departure of Cameron R. Nelson, our former Chief Financial Officer, on July 20, 2012, Mr. Jagpal was appointed Interim Chief Financial Officer. In light of his increased responsibilities, in November 2012, the Current Board increased Mr. Jagpal’s base salary to $192,500, retroactive to July 20, 2012, reflecting a 10% increase from his former position as Senior Director, Finance and Corporate Controller. According to Radford survey data, the increase placed Mr. Jagpal’s base salary below the 25th percentile for Chief Financial Officer positions, which the current Compensation Committee determined to be appropriate largely based on the interim nature of the position at that time.

Annual Cash Incentive Compensation

The previous Compensation Committee’s compensation philosophy for 2012 included a pay-at-risk component under our annual cash incentive compensation program. The annual cash incentive award represents income at risk - it is only paid if and to the extent certain goals and objectives are met. The annual cash incentive compensation that each named executive officer is eligible to receive is based on a pre-determined target percentage of his or her base salary, determined in accordance with practices of our comparator group and taking into account scope and level of responsibility. The Compensation Committee also believes that the success of the Company is based in part on the achievements of the named executive officers as a group and, therefore, the target annual award percentage is determined by considering competitive rates of incentive compensation for the named executive officers as a group and not just on a position-specific basis.

The target annual award percentage of base salary for each named executive officer was reviewed in March 2012 by the previous Compensation Committee using the 75th percentile of our comparator group as a reference point. When combined with base salaries, cash incentive awards in 2012 were intended to provide the opportunity for a named executive officer to achieve total cash compensation, when targeted levels of performance are achieved or exceeded, exceeding the 50th percentile of our comparator group. We define “total cash compensation” as base salary plus annual target bonus under our annual cash incentive compensation program. The Compensation Committee believes that, given our competitive industry, this pay-for-performance compensation strategy allows a biotechnology company in QLT’s position and size to competitively attract and retain talented executives while aligning the strategic interests of our executives and shareholders.

Following a review of each of the named executive officer’s scope and level of responsibility within QLT, on March 5, 2012, the Previous Board, following the recommendation of the previous Compensation Committee, adjusted the target annual award percentage for its Senior Vice Presidents and its Chief Financial Officer from 45% to 50% of base salary. Following a review of Radford comparative survey data, in April 2012, upon the recommendation of the previous Compensation Committee, the prior Board fixed Mr. Muller’s target annual award percentage at 50% of base salary, which reflected a target annual bonus at the 75th percentile of our comparator group, and Mr. Muller’s total cash compensation at the 25th percentile of our comparator group.

With the exception of Mr. Japgal, who was appointed Interim Chief Financial Officer in July 2012, the amount of annual cash incentive compensation that our executive officers were eligible to receive for 2012 as determined by the Previous Board in March 2012 was as follows:

Level	Target Bonus (as a % of base salary)	Range of Possible Bonus Payment (as a % of base salary)	Weighting between Corporate and Individual Goals
Chief Executive Officer	75%	0 - 150%	100% Corporate
Chief Financial Officer and Senior Vice Presidents	50%	0 - 100%	75% Corporate / 25% Individual

Mr. Jagpal’s target annual award percentage of base salary was fixed by the Board in November 2012 at 25% of base salary. According to Radford survey data, the target incentive for Mr. Jagpal as Interim Chief Financial Officer for 2012 falls around the 25th percentile for Chief Financial Officer positions.

Executive officers with individual goals may attain between 0% and 200% of their individual goals depending on their performance, although the Compensation Committee has the discretion to recognize additional factors and award bonuses outside of this range. Executive officers with corporate goals may attain between 0% and 200% of a corporate goal depending on the extent to which the goal is achieved.

Establishing Goals

Individual Goals. In 2012, the criteria for assessing an individual named executive officer’s performance (other than that of the former CEO) was developed by the former CEO in consultation with the particular named executive officer and reviewed by the previous Compensation Committee. The individual goals were primarily objective and measurable, related to the individual named executive officer’s area of responsibility and were designed to facilitate the achievement of our corporate goals. The extent to which individual goals have been achieved or exceeded is determined largely from the annual performance recommendations for each of the other named executive officers prepared by the CEO or, currently, the Chairman of the Executive Transaction Committee, and approved by the Compensation Committee. Cash incentive compensation for the former CEO for 2012 was to have been determined based solely on achievement of the corporate goals as approved by the Previous Board.

Initial 2012 Corporate Goals. On March 5, 2012, on the recommendation of the previous Compensation Committee, the Previous Board approved the following specific 2012 corporate goals for QLT that had been initially developed by our former CEO in consultation with management and the previous Compensation Committee:

•

Synthetic Retinoid. Achieve specified milestones related to regulatory and clinical development progress and results for the synthetic retinoid program, including initiating a pivotal trial for the treatment of Leber Congenital Amaurosis in the second half of 2012; complete global launch plan: 35%. Plus, up an additional 30% for specified related and/or follow-on clinical development of retinoid program, and further product research and development initiatives.

•

Sustained Drug Delivery: Punctal Plug Development. Achieve specified milestones related to clinical development progress and results for the latanoprost punctal plug drug delivery program; achieve specified product research and development milestones: 35%. Plus, up to an additional 15% for additional specified research and development milestones related to the punctal plug drug delivery program.

•

Commercial/Financial Objectives. Complete commercial team model initiatives; achieve specified development and regulatory milestones related to a PDT laser used with Visudyne; achieve adjusted EBITDA objective consistent with guidance for 2012: 15%.

•	Manage Business to Achieve Growth Objectives. Address specific staffing needs to achieve near-term corporate objectives and manage ongoing and future clinical programs: 10%.

•

Business Development. Enable a diagnostic test related to the synthetic retinoid program: 5%. Plus, up to an additional 10% for in-licensing or acquiring products or technology to supplement, and/or mitigate risk on, development programs or commercial operations.

The corporate goals included base corporate goals which measure from 0 – 100% achievement and certain bonus goals which add up to an additional 55%. The Compensation Committee, however, has the discretion to recognize additional factors and assess QLT’s corporate goal achievement up to a maximum 200%. In determining whether QLT’s corporate goals have been achieved beyond 100% and up to a possible 200%, the Compensation Committee can consider factors and achievements it considers appropriate, including, but not limited to, the bonus corporate goals.

Revised 2012 Corporate Goals. Beginning with the issuance of the Company’s press release on July 9, 2012, the Company’s Current Board of Directors refocused the Company on the following new corporate goals:

•	Focus research and development on the Company’s synthetic retinoid program;

•	Explore and potentially complete the sale or spin-out of the Company’s Visudyne® business and the punctal plug drug delivery program;

•	Complete a corporate restructure, including reduction of force, consistent with the re-focused Company; and

•	Return capital to shareholders.

The Committee noted that while the Compensation Committee and the Current Board had not formally revised the 2012 corporate and individual executive goals in order to align the annual cash incentive awards with the new corporate goals and the new individual responsibilities given to the remaining executives, in assessing the performance of management for bonus plan purposes the Compensation Committee has discretion to recognize additional factors in assessing the Company’s corporate goal achievement and each person’s individual goal achievement. The Compensation Committee also noted that it has discretion to determine between 0% and 200% achievement of both corporate and individual goals. The Compensation Committee exercised its discretion and assessed the Company’s 2012 corporate performance against the revised corporate goals announced in the Company’s July 9, 2012 press release and each executive’s individual 2012 performance against the new responsibilities given to such executive following the adoption of the new corporate goals.

Achievement of Corporate and Individual Goals. The restructured Compensation Committee discussed the difficulties that the remaining employees and executives faced in their efforts to achieve the new corporate goals while the Company was in the midst of a transformative restructuring and reduction in force. The Compensation Committee also noted that all of the executives who had left the Company in connection with the reduction in force received severance pay pursuant to their change of control agreements with the Company that, in addition to a lump sum base salary payment for the applicable severance period, included amounts equal to full achievement of their annual cash incentive awards (as if all base corporate and individual goals were achieved but not exceeded) for the periods they were employed. The Compensation Committee considered these factors and the achievements of the Company in 2012, and concluded that the Company had achieved, partially achieved, or exceeded achievement of each of the above-noted new corporate goals, such that overall, the Company had achieved 100% of the corporate goals for cash incentive plan purposes.

The Compensation Committee also reviewed a recommendation made by the Executive Transition Committee for 2012 individual goal achievements and bonus assessment for the Company’s two remaining executive officers, Dr. Lussow, Senior Vice President, Business Development and Commercial Operations, and Mr. Jagpal, Chief Financial Officer. The Compensation Committee determined that Dr. Lussow achieved 150% of his individual goals, which resulted in a 2012 total incentive cash payment to Dr. Lussow of $180,244, and Mr. Jagpal achieved 175% of his individual goals, which resulted in a 2012 total incentive cash payment to Mr. Jagpal, based on his salary of $192,500, of $66,172.

Equity Awards

Equity compensation represents a significant portion of named executive officer total compensation at QLT. The amount and type of equity awards are intended to align our named executive officers’ interests with shareholder interests, increasing named executive officer compensation derived from sustained increases in the value of our common stock. These equity-based awards also serve as a retention incentive. In setting the equity compensation levels of our named executive officers, the Compensation Committee considers numerous factors, including the prior grants of stock options to the named executive officer, the level of responsibility and expected future contributions of the named executive officer, the performance of the named executive officer in the year, the total cash compensation level of the named executive officer, the fair value of long-term incentives awarded to executives in similar positions in our comparator group, and the ability of stock options to retain named executive officers.

QLT currently maintains one equity compensation plan, the QLT 2000 Incentive Stock Option Plan (the “2000 Plan”), as discussed under “Securities Authorized for Issuance under Equity Compensation Plans” below in this Annual Report, which provides for the issuance of stock options to directors, officers, employees and key consultants of QLT and its affiliates. Option grants are meant to directly link executive compensation to value creation for shareholders, and the amount (if any) each executive ultimately realizes from the options depends solely on the increase in value of our shares from the date of grant through the date of exercise. An amended and restated 2000 Plan is included for approval of the shareholders at this year’s Annual Meeting. As proposed, the amended and restated 2000 Plan would provide for the issuance of restricted stock units (RSUs).

Our Board has adopted a policy for granting equity awards to all employees, including our executive officers. Pursuant to that policy, and as was our practice in the past, only our Board or the Compensation Committee are authorized to grant equity awards and, except in the case of awards for new hires, equity awards will be decided once a year at a regularly scheduled meeting. Under the 2000 Plan, all stock option grants are approved after the market close and the exercise price of stock options will not be less than the closing price on the TSX on the date of grant.

All currently outstanding options granted to our named executive officers are exercisable for a term of five years and vest in 36 equal monthly instalments. In our view, monthly vesting over three years facilitates retention while also providing a program that is consistent with market practices to attract and retain talent. In addition, in the event a named executive officer’s employment is terminated without cause (other than due to a change of control), 50% of the options then unvested will automatically vest. Whether or not the executive officer’s employment with us continues following a change of control of QLT, 100% of the then unvested options will vest upon the occurrence of a change of control of QLT. These terms provide our executives with certain financial security that enhances our ability to attract and retain key employees.

With the exception of new hires, the Board typically grants stock options to its executive officers annually, following each annual general meeting of shareholders. Mr. Muller joined the Company in 2012 prior to the 2012 AGM and, following a review of benchmarking data from Radford by the previous Compensation Committee and the Previous Board, received a stock option grant of 250,000 stock options, reflecting a grant below the 75th percentile of our comparator group.

In connection with the election of the Current Board at the 2012 AGM, and the change in composition of the executive officers following the 2012 AGM, the current Compensation Committee determined not to recommend the grant of stock options until such time as the Company was able to execute on the Current Board’s corporate goals and strategies and the new Compensation Committee received advice from compensation consultants respecting appropriate compensation for executives of QLT given the change in the size and strategy of QLT. With the exception of Mr. Muller, QLT did not grant any options to its executive officers in 2012.

Severance Payments and Benefits to Named Executive Officers

The four named executive officers who left the Company following the change in our Board of Directors at the 2012 AGM, Messrs. Butchofsky, Nelson and Muller, and Ms. Lupini, all received benefits under their change of control agreements with the Company entitling them to a severance payment equal to 24 months’ base salary in the case of Mr. Butchofsky, 18 months’ base salary in the case of Mr. Nelson and Ms. Lupini, and 12 months’ base salary in the case of Mr. Muller. Messrs. Butchofsky and Nelson and Ms. Lupini also received the maximum Registered Retirement Savings Plan matching contribution to which the executive officer would otherwise be entitled during the severance period, amounts in lieu of certain other health benefits for the severance period, rights to reimbursement for outplacement counselling, annual cash incentive compensation entitlement calculated at the target cash incentive compensation entitlement that would otherwise have been paid during the severance period, the target cash incentive compensation for the portion of the year prior to termination of employment and, except for Ms. Lupini, entitlement to relocation expense reimbursement. Mr. Muller received rights to reimbursement for outplacement counselling and costs for continuing health benefits coverage under QLT’s group health, dental and vision plans for up to a twelve month period, and the target cash incentive compensation for the portion of the year prior to termination of employment. See below “Post-Employment Compensation and Change in Control Arrangements”.

Under their stock option agreements with QLT, the unvested options granted to all of our named executive officers also vested upon the change of control of the Company at the 2012 AGM.

Dr. Lussow and Mr. Jagpal are also entitled to severance benefits under their employment and other agreements with the Company. See below “Post-Employment Compensation and Change in Control Arrangements”.

All of the change of control and severance benefits discussed above that the named executive officers received in 2012 or are entitled to receive under their existing agreements were approved by the previous Compensation Committee and Previous Board of Directors.

Chairman of Executive Transition Committee (Principal Executive Officer)

Mr. Aryeh served as the Chairman of the Executive Transition Committee from August 2, 2012 to February 16, 2013. No goals were set for Mr. Aryeh and he was not awarded a bonus in connection with his role as Chairman of the Executive Transition Committee. It is the Board’s view that Mr. Aryeh has been since his initial appointment to the Current Board on June 4, 2012 and continues to be as of the date of this Annual Report an “independent” member of the Current Board and does not consider Mr. Aryeh to be an executive officer of QLT. However, his internal designation as “Principal Executive Officer” of QLT during the period in 2012 in which he served as Chairman of the ETC may create the appearance that Mr. Aryeh performed certain executive officer functions on behalf of QLT during such time. The inclusion of Mr. Aryeh as a named executive officer is not intended to imply that he was at any time an executive officer of QLT, and should not be construed as such. See information in this Annual Report under the heading “Independence of Directors”.

Minimum Share Ownership Guidelines for Executive Officers.

To further align our executives’ financial interests with those of our shareholders, the Board, on the recommendation of the Compensation Committee, has approved share ownership guidelines for executive officers, encouraging share ownership as follows within five years after the latest of: (i) September, 2009 (the date of the implementation of the share ownership guidelines by the previous Board); (ii) the date the executive officer is hired; and (iii) the date the executive officer assumes a new position as an executive officer:

•	Chief Executive Officer: an amount equal to 1.5 times the CEO’s annual base salary; and

•	Other named executive officers: an amount equal to 0.5 times the named executive officer’s annual base salary.

The value of QLT in-the-money vested stock options held by the executives is counted towards fulfilling the share ownership guidelines. The value of the shares owned for the purposes of fulfilling the share ownership guidelines is determined as the greater of the acquisition cost or the market value at the time of the determination. Compliance with the share ownership guidelines is evaluated on an annual basis by the Corporate Governance and Nominating Committee. As of April 15, 2013, Dr. Lussow had satisfied the guidelines. Mr. Jagpal is progressing toward satisfying the guidelines.

Health and Life Benefits

Our named executive officers receive medical, dental, life insurance and other benefits generally made available to all of our employees. In addition, our named executive officers may participate in a screening and disease prevention program, under which our named executive officers and their immediate family members are eligible to obtain a full medical and disease prevention evaluation each year reimbursed by QLT as a taxable benefit and subject to certain fee caps agreed upon by QLT with the external benefit provider.

Registered Retirement Savings Plan (RRSP) Matching Program

Our named executive officers resident in Canada are eligible, along with all other QLT employees resident in Canada, to participate in our registered retirement savings plan (“RRSP”) matching program. Under this program, we match the amount contributed by the named executive officer into his or her RRSP annually (or into QLT’s group RRSP Plan) up to 50% of the annual maximum amount allowable by the Canada Revenue Agency, less any applicable tax withholdings.

Tax and Accounting Consideration

The Board and the Compensation Committee generally consider the financial accounting and tax implications of their named executive officer compensation decisions. While generally QLT is not subject to tax in the United States, when applicable, the Compensation Committee and the Board will consider the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our named executive officers. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year for our CEO and each of the other named executive officers (other than our Chief Financial Officer), unless compensation is performance-based. The Compensation Committee, where it determines that Section 162(m) is applicable and it is reasonably practicable, will seek to qualify the variable compensation paid to our named executive officers for an exemption from the deductibility limitations of Section 162(m).

Compensation of Executive Officers

2012 Summary Compensation Table

The following table summarizes total compensation for the 2012, 2011 and 2010 fiscal years earned by our named executive officers. As discussed below under “Independence of Directors”, Mr. Aryeh, as Chairman of the ETC from June 4, 2012 through February 16, 2013, is included in this table because the four-person ETC served the function of the Company’s CEO during such time. Because of this and solely for the reason of providing our shareholders with comprehensive disclosure in accordance with principles of transparency and good corporate governance, we have included Mr. Aryeh as a named executive officer in the following tables. Mr. Aryeh was neither employed by QLT nor compensated by QLT other than as a director.

Name and Principal Position	Year	Salary (US$)(1)	Stock Awards (US$)(2)	Option Awards (US$)(3)	Non-Equity Incentive Plan Compensation (US$)	All Other Compensation (US$)		Total (US$)
Jason M. Aryeh Chairman of the ETC(4)	2012	$—	$169,265	$—	$—	$206,434	(10)	$375,699
Robert L. Butchofsky	2012	$319,633	$—	$—	$239,725	$2,323,003	(11)	$2,882,360
Former President and Chief	2011	$546,718	$—	$843,623	$348,533	$16,992		$1,755,866
Executive Officer(5)	2010	$524,899	$—	$509,555	$254,904	$15,828		$1,305,186
Cameron R. Nelson	2012	$197,247	$—	$—	$98,624	$956,890	(11)	$1,252,761
Former Senior VP, Finance and	2011	$355,505	$—	$253,087	$145,179	$16,922		$770,763
Chief Financial Officer(6)	2010	$341,317	$—	$203,822	$114,906	$10,196		$670,241
Linda M. Lupini	2012	$301,746	$—	$—	$150,873	$880,003	(11)	$1,332,622
Former Senior VP, Human	2011	$289,368	$—	$253,087	$135,795	$15,070		$693,320
Resources and Organizational	2010	$277,819	$—	$203,822	$96,655	$10,196		$588,492
Development (7)
Alexander R. Lussow	2012	$320,593	$—	$—	$180,334	$90,064	(12)	$590,991
Senior VP, Business Development	2011	$324,095	$—	$253,087	$129,436	$11,353		$717,971
and Commercial Operations	2010	$311,161	$—	$203,822	$101,254	$13,498		$629,734
Sukhi Jagpal Chief Financial Officer(8)	2012	$182,922	$—	$25,108	$66,205	$31,867	(13)	$306,102
Christopher Muller	2012	$80,769	$—	$636,868	$40,385	$546,450	(11)	$1,304,472
Former Chief Commercial Officer,
QLT Ophthalmics, Inc.(9)

*	Note: where amounts shown were paid or priced in Canadian dollars, amounts for 2012 set out in the Summary Compensation Table represent the U.S. dollar equivalent to those amounts converted using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York US$1.00 = CAD$0.9995. Amounts for 2011 were converted using an average of 2011 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9887. Amounts for 2010 were converted using an average of 2010 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0298.

(1)	Annual salaries were paid in Canadian dollars (U.S. dollars for Mr. Muller) but are stated here in U.S. dollars for reporting purposes only.
(2)

Stock awards consist of DSUs. Details of the DSUs are set out below under the heading “Director Compensation - Equity Based Compensation”. The DSUs vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. In July 2012, Mr. Aryeh was granted 22,000 DSUs for his services as Chairman of the Current Board. The estimated fair value for each DSU as at the grant date on July 10, 2012 was CAD $7.69, determined in accordance with ASC Topic 718 and the terms of the DDSU Plan by reference to the closing price of our shares on the TSX on the trading day immediately preceding the date of grant, being the closing price of our shares on the TSX on July 9, 2012, which was CAD $7.69 (US$ 7.69).

(3)

Amounts reported reflect the grant date fair value of options granted, calculated in accordance with ASC Topic 718 for share-based payment transactions and exclude the impact of estimated forfeitures related to service based vesting conditions. For a discussion of the assumptions made in the valuations reflected in this column, see QLT’s Form 10K under Note 9 to the Consolidated Financial Statements for 2012.

(4)	Mr. Aryeh was appointed Chairman of the Current Board on June 4, 2012, Chairman of ETC on August 2, 2012 and resigned from the ETC on February 16, 2013.
(5)	Mr. Butchofsky’s last day of employment with QLT as President and Chief Executive Officer was August 2, 2012.
(6)	Mr. Nelson’s last day of employment with QLT as Senior Vice President, Finance and Chief Financial Officer was July 20, 2012.
(7)	Ms. Lupini’s last day of employment with QLT as Senior Vice President, Human Resources and Organizational Development was December 14, 2012.
(8)	Mr. Jagpal was appointed Interim Chief Financial Officer on July 20, 2012, and Chief Financial Officer on February 27, 2013.
(9)	Mr. Muller was appointed Chief Commercial Officer of QLT Ophthalmics, Inc. on April 16, 2012, and Mr. Muller’s last day of employment with QLT was July 20, 2012.
(10)	Amount reported represents director fees earned or paid in cash in 2012. For a breakdown of these director fees, see the “Director Compensation” section below.
(11)

Amount reported consists of (i) contribution matching under QLT’s registered retirement savings plan (RRSP) matching program of $11,491 for each of Messrs. Butchofsky and Nelson and Ms. Lupini, (ii) reimbursement of $6,093, $5,803, and $3,047 paid to Mr. Butchofsky, Mr. Nelson and Ms. Lupini, respectively, for healthcare expenses, (iii) payment of $55,381, $6,830, $9,336 and $3,273 to Mr. Butchofsky, Mr. Nelson, Ms. Lupini and Mr. Muller, respectively for accrued vacation; (iv) reimbursement of $1,855 paid to Mr. Butchofsky in 2012 for moving expenses for relocating back to the U.S., (v) the value of the acceleration of the vesting of options held by each executive upon the change in control, calculated as $227,448, $78,573, $78,573, and $243,178 for Mr. Butchofsky, Mr. Nelson, Ms. Lupini and Mr. Muller, respectively, and (vi) a lump sum severance payment of $2,020,764, $854,193, $777,557 and $300,000 to each of Mr. Butchofsky, Mr. Nelson, Ms. Lupini and Mr. Muller, respectively. For a breakdown of the severance payments paid to the executive officers, see “Post-Employment Compensation and Change in Control Arrangements – Change in Control Agreements with and Payments to Former Officers” below.

(12)

Amount reported consists of (i) contribution matching under QLT’s registered retirement savings plan (RRSP) matching program of $11,491 and (ii) the value of the acceleration of vesting of all of Dr. Lussow’s stock options due to the change in control resulting from the election of the Current Board at the 2012 AGM, which was $78,573.

(13)

Amount reported consists of (i) contribution matching under QLT’s registered retirement savings plan (RRSP) matching program of $11,491 and (ii) the value of the acceleration of vesting of all of Mr. Jagpal’s stock options due to the change in control resulting from the election of the Current Board at the 2012 AGM, which was $20,377.

Grants of Plan-Based Awards for the Fiscal Year Ended December 31, 2012

The following table provides certain information concerning each grant of an award made to a named executive officer in 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (3	Grant Date Fair Value of Stock and Option Awards ($)(2)(4)
Name	Grant Date	Target ($)(1)	Maximum ($)(1)
Jason M. Aryeh	July 10, 2012	—	—		22,000	—	—	$169,265
Robert L. Butchofsky	—	$239,725	$479,449	(5)	—	—	—	—
Cameron R. Nelson	—	$98,624	$197,247	(6)	—	—	—	—
Linda M. Lupini	—	$150,873	$301,746	(7)	—	—	—	—
Alexander R. Lussow	—	$160,297	$320,593	(8)	—	—	—	—
Sukhi Jagpal(9)	—	$45,730	$91,461	(10)	—	—	—	—
	May 23, 2012	—	—		—	10,000	$7.23	$25,108
Christopher Muller	—	$40,385	$80,769	(11)	—	—	—	—
	April 16, 2012	—	—		—	250,000	$6.82	$636,868

(1)

Amounts represent the Target and Maximum for the Company’s cash incentive compensation program for 2012. See the section entitled “Compensation Discussion and Analysis - Analysis of Named Executive Officers Compensation and Goals” above for a discussion of non-equity incentive plan payouts. There is no threshold minimum amount that could be paid as a bonus under the Company’s cash incentive compensation program for 2012.

(2)

Stock awards consist of DSUs. DSUs were granted / priced in Canadian dollars at CAD $7.69 on July 10, 2012 and have been converted to U.S. dollars for disclosure purposes using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.

(3)

Options were granted / priced in Canadian dollars at CAD $7.23 on May 23, 2012 and CAD $6.82 on April 16, 2012 but have been converted to U.S. dollars for disclosure purposes using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.

(4)

The grant date fair value of options granted was calculated in accordance with ASC Topic 718 for share-based payment transactions and exclude the impact of estimated forfeitures related to service based vesting conditions. For a discussion of the assumptions made in the valuations reflected in this column, see the Company’s Annual Report on Form 10-K under Note 9 to the Consolidated Financial Statements for 2012.

(5)	The amount actually paid under the Company’s cash incentive compensation program to Mr. Butchofsky for 2012 through his last day of employment with the Company of August 2, 2012 was $239,725.
(6)	The amount actually paid under the Company’s cash incentive compensation program to Mr. Nelson for 2012 through his last day of employment with the Company of July 20, 2012 was $98,624.
(7)	The amount actually paid under the Company’s cash incentive compensation program to Ms. Lupini for 2012 through her last day of employment with the Company of December 14, 2012 was $150,873.
(8)	The amount actually paid under the Company’s cash incentive compensation program to Dr. Lussow for 2012 was $180,334.
(9)	The grant of stock options to Mr. Jagpal occurred prior to his appointment as Interim Chief Financial Officer.
(10)	The amount actually paid under the Company’s cash incentive compensation program to Mr. Jagpal for 2012 was $66,205.
(11)	The amount actually paid under the Company’s cash incentive compensation program to Mr. Muller for 2012 through his last day of employment with the Company of July 20, 2012 was $40,385.

Outstanding Equity Awards at 2012 Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(2)		Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Jason M. Aryeh	—	—		—	—	18,944	$147,837
Robert L. Butchofsky	—	—		—	—	—	—
Cameron R. Nelson	—	—		—	—	—	—
Linda M. Lupini(6)	90,000 80,000 148,278	— —	$ $ $	7.20 6.27 3.73	March 14, 2013 March 14, 2013 March 14, 2013	—	—
Alexander R. Lussow	90,000	—		$7.20	May 24, 2016	—	—
Sukhi Jagpal	10,000	—		$7.23	May 22, 2017	—	—
Christopher Muller	—	—		—	—	—	—

(1)

Under the 2000 Plan, all stock options vest in equal instalments over 36 months from the date of grant. Accelerated vesting of all named executive officer stock options occurred due to the change in control resulting from the election of the new board of directors at the company’s annual meeting of shareholders on June 4, 2012.

(2)

All stock options were granted with an exercise price denominated in Canadian dollars. Exercise prices have been converted to U.S. dollars for disclosure purposes using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.

(3)	Unless otherwise indicated, all stock options have a term expiring five years from the date of grant.
(4)

Stock awards consist of DSUs. Details of the DSUs are set out below under the heading “Director Compensation”. The DSUs vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. In July 2012, Mr. Aryeh was granted 22,000 DSUs for his services as Chairman of the Current Board.

(5)

The amounts shown in this column reflect the market value of unvested DSUs calculated by multiplying the number of such unvested DSUs by the closing price of our shares on the TSX on December 31, 2012, the last trading day in 2012, which was CAD $7.80 (US$7.80).

(6)	All stock options expired on the earlier of the stock option expiry date (five years from the date of grant) or 90 days from Ms. Lupini’s last day of employment, which was December 14, 2012.

Option Exercises and Stock Vested Table

The following table provides information with respect to vested stock awards and option exercises during 2012 by our named executive officers.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (US$)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (US$)(3)
Jason M. Aryeh	—	—	3,056	$23,582
Robert L. Butchofsky	1,200,000	$3,428,347	—	—
Cameron R. Nelson	420,000	$1,457,106	—	—
Linda M. Lupini	101,722	$518,206	—	—
Alexander R. Lussow	300,000	$1,078,539	—	—
Sukhi Jagpal	67,000	$219,740	—	—
Christopher Muller	250,000	$276,374	—	—

(1)

Stock awards consist of DSUs. Details of the DSUs are set out below under the heading “Director Compensation”. The DSUs vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. In July 2012, Mr. Aryeh was granted 22,000 DSUs for his services as Chairman of the Current Board. The estimated fair value for each DSU as at the grant date on July 10, 2012 was CAD $7.69, determined in accordance with ASC Topic 718 and the terms of the DDSU Plan by reference to the closing price of our shares on the TSX on the trading day immediately preceding the date of grant, being the closing price of our shares on the TSX on July 9, 2012, which was CAD $7.69 (US$ 7.69).

(2)

The value realized upon exercise is determined by multiplying (i) the closing price on the date of exercise, less the option exercise price, by (ii) the number of options exercised. All stock options were granted with an exercise price denominated in Canadian dollars. Exercise prices and closing prices have been converted to U.S. dollars for disclosure purposes using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.

(3)	The value realized upon vesting is determined by multiplying (i) the closing price of our common stock at each month’s vesting date, by (ii) the number of shares vested.

Pension Benefits and Nonqualified Deferred Compensation

We do not have any pension plans or nonqualified deferred compensation plans for our named executive officers.

Post-Employment Compensation and Change in Control Arrangements

We have entered into the employment agreements summarized below with our named executive officers.

Employment Agreement with Alexander R. Lussow, Ph.D. Dr. Lussow entered into an employment agreement with QLT pursuant to which, during his employment, he is entitled to base salary, cash incentive compensation under our cash incentive compensation plan, participation in our stock option plan, and other health-related benefits and registered retirement savings plan employer matching contributions. Except as stated below, in the event that QLT terminates the employment of Dr. Lussow without cause, the employment agreement provides that he is entitled to (a) twelve months’ notice, plus one additional month of base salary for each year of service (to a maximum of 24 months in total), (b) payment of salary and bonus earned to the date of termination as if all corporate and individual goals for that year have been achieved but not exceeded, (c) an amount to compensate him for lost benefits during the notice period, and (d) payment for outplacement counselling services to assist him in seeking alternative employment. Following termination of employment, Dr. Lussow will be bound by the terms of a non-competition and non-solicitation agreement, which prohibits him from participating in a competitive business or soliciting our customers or employees for a period of one year following the termination of his employment.

Employment Agreement with Sukhi Jagpal. On November 5, 2012, Mr. Jagpal entered into an amended and restated employment agreement with QLT, which was further amended on February 27, 2013. Under the terms of the employment agreement, as amended, Mr. Jagpal is entitled, while he is employed by QLT, to base salary, cash incentive compensation under our cash incentive compensation plan, participation in our stock option plan, and other health-related benefits and registered retirement savings plan employer matching contributions. In the event that QLT terminates the employment of Mr. Jagpal without cause or Mr. Jagpal terminates his employment upon at least 60 days’ prior written notice, the employment agreement provides that he is entitled to (a) twelve months’ base salary in a lump sum payment at the time of termination, (b) payment of salary and bonus earned to the date of termination as if all individual goals for that year have been achieved but not exceeded and all corporate goals, if any, will be calculated using the average percentage of the 3 years immediately preceding the year in which Mr. Jagpal’s employment is terminated, (c) provided that such continuation is approved by QLT’s insurance provider, continuation of health benefits for up to 12 months, or such earlier time as Mr. Jagpal commences an employment or consulting relationship with a third party, and (d) an amount equal to the RRSP matching payments Mr. Jagpal would otherwise have been eligible to receive until his termination date and from his termination date to the last day of his severance period. Following termination of employment, Mr. Jagpal will be bound by the terms of a non-competition and non-solicitation agreement, which prohibits him from participating in a competitive business or soliciting our customers or employees for a period of two years following the termination of his employment

Stock Options. Stock options that have been awarded to a named executive officer, but that have not vested upon termination, are to be dealt with pursuant to the terms of the stock option agreements entered into between QLT and its named executive officers, which provide:

•

In the event of retirement, unless otherwise determined by the Compensation Committee, (1) if the executive officer has worked with the Company for at least 20 years, or (2) is at least 60 years of age and has worked continuously on behalf of the Company for at least five years, then all of his or her previously unvested stock options will vest, and all stock options will remain exercisable until the expiration date of the stock options. In the event of retirement where neither (1) or (2) above is applicable, and the retiree has received the consent of the Compensation Committee, then the retiree’s stock options will immediately vest and will terminate upon the earlier of (a) 90 days following the retirement date, or (b) the expiration date of the stock option.

•

In the event of death or termination due to disability, all previously unvested stock options of the named executive officer will vest, and all stock options will remain exercisable until the earlier of (a) twelve months following the date of death, or termination due to disability, of the named executive officer, or (b) the expiration date of the stock option.

•

In the event of a termination of the named executive officer’s employment other than for cause, one-half of the previously unvested stock options of the executive officer will vest. All vested stock options will remain exercisable until the earlier of (a) 90 days following his or her termination of employment, or (b) the expiration date of the stock option.

Change of Control Agreements. Separate change of control agreements were entered into with our named executive officers other than Messrs. Aryeh and Jagpal. The change of control agreements contain “double-trigger” change of control severance provisions, such that the change of control does not, by itself, trigger the severance entitlements. The change of control agreements provide that, in the event of termination by QLT of that executive officer’s employment without cause or by the executive officer after a triggering event (as the terms “cause” and “triggering event” are defined in the agreements) within a period of 24 months following a change of control in QLT, each executive officer will receive a severance payment equal to 18 months’ base salary (or in the case of Messrs. Butchofsky and Muller, 24 months and 12 months, respectively), the maximum Registered Retirement Savings Plan matching contribution to which the executive officer would otherwise be entitled during the severance period, amounts in lieu of certain other health and retirement benefits for the severance period, relocation expenses, outplacement counselling and (other than Mr. Muller) an annual cash incentive compensation entitlement calculated at the target cash incentive compensation entitlement that would otherwise have been paid during the severance period.

Under the stock option agreements entered into between QLT and its named executive officers (other than Mr. Aryeh), 100% of the then unvested options granted to the executive officers will vest upon the occurrence of a change in control.

A change of control includes an event in which any person acquires 35% or more of the voting securities of QLT, the sale of all or substantially all of the assets of QLT (other than to an affiliate of QLT or to an entity in which our shareholders held 65% of the voting securities prior to the sale), a merger or other reorganization involving QLT in which the original shareholders of QLT own less than 65% of the resulting merged entity, or a change in the majority of the directors on the Board in any consecutive 24 month period or less such that a majority of the Board members ceases to comprise individuals who either have been (a) Board members continuously since the beginning of such period, or (b) appointed or nominated for election as Board members during such period by at least a majority of the Board members described in subsection (a) above who were still in office at the time the Board approved such appointment or nomination.

All unvested options held by our named executive officers (other than Mr. Aryeh) vested upon the change of control at the 2012 AGM.

Potential Payments upon Termination or Change in Control. The amount of compensation payable to our named executive officers in the event of a termination of employment or a change in control is set forth in the tables below. The amounts in the tables below were calculated assuming the termination of the named executive officer’s employment occurred as of December 31, 2012.

Jason M. Aryeh

Benefits and Payment upon Termination	Resignation (US$)	Retirement (US$)	Termination for Cause (US$)	Termination other than for Cause (US$)	Termination due to Inability to Act (US$)	Death (US$)	Termination upon a Change in Control of QLT (US$)
Compensation:
Base Salary	$—	$—	$—	$—	$—	$—	$—
Cash Bonus
2012 Performance Period	$—	$—	$—	$—	$—	$—	$—
Subsequent Performance Periods	$—	$—	$—	$—	$—	$—	$—
Stock Awards(1)
Vested (2)	$23,845	$23,845	$23,845	$23,845	$23,845	$—	$23,845
Unvested and Accelerated (3)	$—	$—	$—	$—	$—	$—	$147,837
Benefits and Perquisites:
RRSP Contributions	$—	$—	$—	$—	$—	$—	$—
Benefits Compensation	$—	$—	$—	$—	$—	$—	$—
Outplacement Counselling	$—	$—	$—	$—	$—	$—	$—
Moving Expenses	$—	$—	$—	$—	$—	$—	$—
Total	$23,845	$23,845	$23,845	$23,845	$23,845	$—	$171,682

*	Note: where amounts were agreed upon under the applicable agreements in Canadian dollars, the amounts for 2012 set out above represent the U.S. dollar equivalent to those amounts converted using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.
(1)

Stock awards consist of DSUs. Details of the DSUs are set out below under the heading “Director Compensation - Equity Based Compensation.” The DSUs vest in equal amounts over 36 months beginning on the first day of the first month after the grant date. In July 2012, Mr. Aryeh was granted 22,000 DSUs for his services as Chairman of the Board. As of December 31, 2012, 3,056 shares were vested and 18,944 shares remained unvested.

(2)

The numbers in this row reflect the value of vested DSUs calculated by multiplying the number of unvested DSUs by the closing price of our shares on the TSX on December 31, 2012, the last trading day in 2012, which was CAD $7.80 (US$7.80).

(3)

The numbers in this row reflect the value of the accelerated vesting of remaining DSUs calculated by multiplying the number of such unvested DSUs by the closing price of our shares on the TSX on December 31, 2012, the last trading day in 2012, which was CAD $7.80 (US$7.80).

Alexander Lussow

Benefits and Payment upon Termination	Resignation (US$)	Retirement (US$)	Termination for Cause (US$)	Termination other than for Cause (US$)(1)		Termination due to Inability to Act (US$)		Death (US$)		Termination upon a Change in Control of QLT (US$)
Compensation:
Base Salary	$—	$—	$—	$480,890	(2)	$480,890	(3)	$—		$480,890	(2)
Cash Bonus
2012 Performance Period	$—	$—	$—	$160,297	(4)	$160,297	(4)	$160,297	(4)	$160,297	(4)
Subsequent Performance Periods	$—	$—	$—	$240,445		$—		$—		$240,445
Stock Options
Unvested and Accelerated	$—	$—	$—	$—		$—		$—		$—
Benefits and Perquisites:
RRSP Contributions(5)	$—	$—	$—	$29,477		$11,491		$11,491		$29,477
Benefits Compensation	$—	$—	$—	$48,089	(6)	$32,059	(7)	$32,059	(8)	$48,089	(6)
Outplacement Counselling	$—	$—	$—	$5,003		$5,003	(9)	$—		$5,003
Moving Expenses	$—	$—	$—	$50,000	(10)	$—		$—		$50,000	(10)
Total	$—	$—	$—	$1,014,201		$689,739		$203,847		$1,014,201

*	Note: where amounts were agreed upon under the applicable agreements in Canadian dollars, the amounts for 2012 set out above represent the U.S. dollar equivalent to those amounts converted using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.
(1)

Due to the change in control at the 2012 AGM, if the executive was terminated without cause on December 31, 2012, his severance would match the severance payable in connection with a change in control.

(2)	The base salary compensation is paid to the executive in one lump-sum payment.
(3)	The base salary compensation is paid to the executive in either bi-weekly or monthly instalments or as a lump-sum payment, at the option of QLT.

(4)

The bonus must be pro-rated with respect to the portion of the calendar year worked by the executive. As this table assumes that the termination occurs on the last day of the year, the amount shown represents the full year bonus as if all goals were met but not exceeded.

(5)	Assumes that the executive provides proof of a matching contribution for 2012.
(6)

The executive is entitled to continued benefit plan coverage for 30 days and, at the election of the executive until a date not to exceed the severance period, to either continued benefit coverage or to compensation of 10% of base salary or any combination of the two.

(7)	The executive is entitled to continued benefit plan coverage for 30 days and to compensation of 10% of base salary for the balance of the severance period.
(8)	The executive is entitled to 10% of his annual base salary.
(9)

The executive only becomes entitled to this amount if his employment is terminated if he becomes permanently disabled and is unable to perform his duties for a period exceeding six consecutive months or for a period of 180 days (not necessarily consecutive) during any period of 365 consecutive days, and thereafter he ceases to be disabled.

(10)

The amount shown for moving expenses is an estimate only of moving expenses and may be increased in the event the Company was required to reimburse the executive for the costs of the sale of the executive officer’s home in Vancouver. The actual expenses may vary depending on the relocation involved, if the executive officer does in fact relocate. If the executive officer does not relocate to find alternate employment, no amounts would be paid or reimbursed to the executive officer as moving expenses.

Sukhi Jagpal

Benefits and Payment upon Termination	Resignation (US$)(1)		Retirement (US$)	Termination for Cause (US$)	Termination other than for Cause (US$)(1)		Termination due to Inability to Act (US$)		Death (US$)		Termination upon a Change in Control of QLT (US$)(2)
Compensation:
Base Salary	$192,596	(3)	$—	$—	$192,596	(3)	$192,596	(4)	$—		$—
Cash Bonus
2012 Performance Period	$48,149	(5)	$—	$—	$48,149	(5)	$48,149	(5)	$48,149	(5)	$—
Subsequent Performance Periods	$—		$—	$—	$—		$—		$—		$—
Stock Options
Unvested and Accelerated	$—		$—	$—	$—		$—		$—		$—
Benefits and Perquisites:
RRSP Contributions(6)	$23,407		$—	$—	$23,407		$11,491		$11,491		$—
Benefits Compensation	$—		$—	$—	$—		$—		$—		$—
Outplacement Counselling	$5,003		$—	$—	$5,003		$5,003	(7)	$—		$—
Moving Expenses	$—		$—	$—	$—		$—		$—		$—
Total	$269,155		$—	$—	$269,155		$257,239		$59,640		$—

*	Note: where amounts were agreed upon under the applicable agreements in Canadian dollars, the amounts for 2012 set out above represent the U.S. dollar equivalent to those amounts converted using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.
(1)	The executive may terminate his employment upon giving 60 days notice of his resignation and will receive his severance as if terminated without cause.
(2)	The executive does not have a change of control agreement with the Company.
(3)	The base salary compensation is paid to the executive in one lump-sum payment.
(4)	The base salary compensation is paid to the executive in either bi-weekly or monthly instalments or as a lump-sum payment, at the option of QLT.
(5)

The bonus must be pro-rated with respect to the portion of the calendar year worked by the executive. As this table assumes that the termination occurs on the last day of the year, the amount shown represents the full year bonus as if all goals were met but not exceeded.

(6)	Assumes that the executive provides proof of a matching contribution for 2012.

(7)

The executive only becomes entitled to this amount if his employment is terminated if he becomes permanently disabled and is unable to perform his duties for a period exceeding six consecutive months or for a period of 180 days (not necessarily consecutive) during any period of 365 consecutive days, and thereafter he ceases to be disabled.

Change in Control Agreements with and Payments to Former Officers.

Each of our former officers was a party to a change in control agreement with the Company, a description of which is set forth above under “Change of Control Agreements.” As a result of the “change of control” of the Company that occurred on June 4, 2012, when all incumbent directors who were in office immediately before the 2012 AGM were either not re-elected to the Board or resigned, and a new Board of Directors was elected, each of our former executive officers received payments upon their termination. Details of the amounts paid to each of our former executive officers as a result of the termination of such officer’s employment following the change of control are set forth below. Each of our former executive officer’s executed a release of all claims against the Company as a condition to receipt of the benefits described below.

Robert Butchofsky

Benefits, Options and Payment Categories	Amount (US$) (1)
Compensation:
Base Salary	$1,081,621
2012 Performance Period Cash Bonus	$239,725
Subsequent Performance Periods	$811,216
Accelerated Vesting of Stock Options (2)	$227,448
Benefits and Perquisites:
2012 Performance Period RRSP Earned	$11,491
Subsequent Performance Periods RRSP Contributions	$24,272
Benefits Compensation(3)	$103,655
Outplacement Counselling	$—
Vacation Payout	$55,381
Moving Expenses(4)	$39,296
Total	$2,594,104

(1)

The severance payments were paid to Mr. Butchofsky in Canadian dollars. The amounts set out in the above table represent the U.S. dollar equivalent of those payments converted using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.

(2)

Accelerated vesting of all named executive officer stock options occurred due to the change in control resulting from the election of the new board of directors at the Company’s annual meeting of shareholders on June 4, 2012. The amount shown reflects the incremental value to Mr. Butchofsky due to the immediate vesting of all unvested stock options, calculated by multiplying the number of options for which vesting accelerated by the closing price of our shares on the TSX on June 4, 2012, which was CAD $7.82 (US$7.82).

(3)	Mr. Butchofsky received continued benefit plan coverage for 30 days and compensation of 10% of base salary for the balance of the severance period.
(4)

Mr. Butchofsky was reimbursed for moving expenses for relocating back to the U.S. in December 2012. $1,855 of this reimbursement was paid in 2012 and $37,341 was paid in 2013 with respect to expenses incurred in 2012.

Cameron R. Nelson

Benefits, Options and Payment Categories	Amount (US$) (1)
Compensation:
Base Salary	$527,496
2012 Performance Period Cash Bonus	$98,624
Subsequent Performance Periods	$263,748
Accelerated Vesting of Stock Options (2)	$78,573
Benefits and Perquisites:
2012 Performance Period RRSP Earned	$11,491
Subsequent Performance Periods RRSP Contributions	$13,130
Benefits Compensation(3)	$49,819
Outplacement Counselling	$—
Vacation Payout	$6,830
Moving Expenses	$—
Total	$1,049,711

(1)

The severance payments were paid to Mr. Nelson in Canadian dollars. The amounts set out in the above table represent the U.S. dollar equivalent of those payments converted using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.

(2)

Accelerated vesting of all named executive officer stock options occurred due to the change in control resulting from the election of the new board of directors at the Company’s annual meeting of shareholders on June 4, 2012. The amount shown reflects the incremental value to Mr. Nelson due to the immediate vesting of all unvested stock options, calculated by multiplying the number of options for which vesting accelerated by the closing price of our shares on the TSX on June 4, 2012, which was CAD $7.82 (US$7.82).

(3)	Mr. Nelson received continued benefit plan coverage for 30 days and compensation of 10% of base salary for the balance of the severance period.

Linda M. Lupini

Benefits, Options and Payment Categories	Amount (US$) (1)
Compensation:
Base Salary	$472,298
2012 Performance Period Cash Bonus	$150,873
Subsequent Performance Periods	$236,149
Accelerated Vesting of Stock Options (2)	$78,573
Benefits and Perquisites:
2012 Performance Period RRSP Earned	$11,491
Subsequent Performance Periods RRSP Contributions	$21,880
Benefits Compensation(3)	$47,230
Outplacement Counselling	$—
Vacation Payout	$9,336
Moving Expenses	$—
Total	$1,027,829

(1)

The severance payments were paid to Ms. Lupini in Canadian dollars. The amounts set out in the above table represent the U.S. dollar equivalent of those payments converted using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.

(2)

Accelerated vesting of all named executive officer stock options occurred due to the change in control resulting from the election of the new board of directors at the Company’s annual meeting of shareholders on June 4, 2012. The amount shown reflects the incremental value to Ms. Lupini due to the immediate vesting of all unvested stock options, calculated by multiplying the number of options for which vesting accelerated by the closing price of our shares on the TSX on June 4, 2012, which was CAD $7.82 (US$7.82).

(3)	Ms. Lupini received benefits compensation of 10% of base salary for the severance period.

Christopher Muller

Benefits, Options and Payment Categories	Amount (US$)(1)
Compensation:
Base Salary	$300,000
2012 Performance Period Cash Bonus	$40,385
Subsequent Performance Periods	$—
Accelerated Vesting of Stock Options (2)	$243,178
Benefits and Perquisites:
2012 Performance Period RRSP Earned	$—
Subsequent Performance Periods RRSP Contributions	$—
Benefits Compensation(3)	$25,864
Outplacement Counselling	$—
Vacation Payout	$3,273
Moving Expenses	$—
Total	$612,699

(1)	Unless otherwise noted, the severance payments were made to Mr. Muller in U.S. dollars.

(2)

Accelerated vesting of all named executive officer stock options occurred due to the change in control resulting from the election of the new board of directors at the Company’s annual meeting of shareholders on June 4, 2012. The amount shown reflects the incremental value to Mr. Muller due to the immediate vesting of all unvested stock options, calculated by multiplying the number of options for which vesting accelerated by the closing price of our shares on the TSX on June 4, 2012, which was CAD $7.82 (US$7.82).

(3)

Amount reported is to be paid directly to the benefits provider. Mr. Muller is entitled to the coverage for 12 months after his termination date of July 20, 2012, or until the date upon which he becomes covered by a similar plan of a subsequent employer. $11,211 was paid for coverage relating to 2012.

Compensation Policies and Practices as They Relate to Risk Management

In determining if we have any compensation policies and practices that could create risks that would be reasonably likely to have a material adverse effect on us, our Compensation Committee reviewed our compensation policies and practices, and the mix of compensation elements made available to our executive officers and employees, which generally include a base salary component and a pay-at-risk component. The pay-at-risk component comprises (i) variable performance-based compensation, consisting of short-term incentives such as annual cash bonuses based on individual and corporate performance compared to pre-set goals and objectives and (ii) long-term incentives, consisting of annual grants of long-term stock options.

As a result of its review, the Compensation Committee believes that QLT’s compensation policies and practices are not reasonably likely to have a material adverse effect on QLT, and that our compensation policies and practices do not create any incentives for employees to take inappropriate risks for the following reasons, among others:

•	the Company’s compensation is balanced among base salary, annual bonus opportunity and long-term equity;

•

the Company’s annual cash bonus incentive compensation is directly linked to specific performance metrics identified by the Compensation Committee with input from management, such as achieving specific milestones related to the regulatory and clinical development progress for our synthetic retinoid program; completing specific transitional and restructuring activities; and evaluating and implementing shareholder value enhancing initiatives;

•	the Compensation Committee annually designs and assesses performance-based compensation, thereby allowing the Compensation Committee to assess risk management and consequences annually; and

•

the Company’s annual equity incentive awards to employees to date have had a term of five years and vest over three years, encouraging our employees to focus on sustained growth and stockholder value. If the proposed Restated Plan of the Company is approved, annual equity incentive awards will have a maximum term of 10 years.

Director Compensation

Overview

The compensation program for our independent directors is intended to fairly compensate them for the time and effort required of a director based upon the size and complexity of our business, as well as, through an equity component of the program, to further align the interests of our independent directors with those of our shareholders. The amount and form of director compensation is reviewed periodically by the Compensation Committee, with any resulting recommendations made to the Board, to ensure that such compensation realistically reflects the responsibilities and risks of being an effective director. To assist in its evaluation of director compensation, the Compensation Committee has the authority to retain independent compensation consultants.

Our independent directors receive cash and equity-based compensation for their service on the Board.

Cash Compensation

The cash compensation component of our program includes annual Board and Committee member or Chairman position retainers, meeting attendance fees, and fees paid for attending to Board or Committee business other than for attendance at a meeting. Directors are also eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with our policies. Director retainers and fees are paid to the Current Board monthly in arrears.

In 2012, the fees paid the members of the Current Board, all of whom are independent directors, were as follows:

Nature of Board Duty	Fee (US$)
Annual Board Retainer Fee:
• for all Directors	$30,000
• additional retainer for Chairman of the Board	$45,000
Additional Annual Retainer Fee for Chairman of the Audit and Risk Committee	$12,500
Additional Annual Retainer Fee for Chairman of the Scientific Review Committee	$10,000
Additional Annual Retainer Fee for Chairman of the Compensation Committee	$10,000
Additional Annual Retainer Fee for Chairman of the Corporate Governance and Nominating Committee	None
Additional Annual Retainer Fee for non-Chairman committee members of Audit and Risk Committee, Scientific Review Committee, Compensation Committee and Corporate Governance and Nominating Committee	$5,000
Additional Retainer Fee for Chairman of the Strategic Action Committee	$40,000	(1)
Additional Retainer Fee for non-Chairman committee members of the Strategic Action Committee	$30,000	(1)
Additional Annual Retainer Fee for Chairman and non-Chairman committee members of the Executive Transition Committee	None
Fee for each QLT Board meeting attended:
• by telephone	$1,500
• in person	$3,000
Fee for each meeting of the Audit and Risk Committee, Scientific Review Committee, Compensation Committee and Corporate Governance and Nominating Committee attended:
• by telephone	$1,500
• in person	$3,000
For each meeting of the Strategic Action Committee attended:
• by telephone	None
• in person	$3,000
• per diem fee for out-of-town business	$3,000
For each meeting of the Executive Transition Committee attended:
• per diem fee for conducting business where no out-of-town travel is required	$1,500
• per diem fee for out-of-town business	$3,000
Fee to perform Board or committee business (other than attendance at a Board or committee meeting) at the specific request of the Board or relevant committee:
• if no out-of-town travel is required	$1,500
• if out-of-town travel is required	$3,000
Fee to QLT Board member for attending operating subsidiary Board meeting as a member of the Board of Directors of the operating subsidiary (whether in person or by telephone)	$1,500

(1)	This retainer was paid for the period from the formation of the Strategic Action Committee on June 4, 2012 to December 31, 2012.

Equity-Based Compensation

In addition to cash compensation, our independent directors also receive equity-based compensation to ensure that their interests are fully aligned with those of our shareholders.

We maintain a Directors’ Deferred Share Unit Plan, which we refer to as the “DDSU Plan.” Under the DDSU Plan, at the discretion of the Board, independent directors have received all of their equity-based compensation in the form of deferred share units, or “DSUs,” each of which has a value equal to the price of our common shares on the TSX. A DSU is convertible only into cash (no shares are issued), and can only be converted after the independent director ceases to be a member of the Board. The DSUs vest monthly over 36 months from the date of grant.

The value of a DSU, when converted to cash, will be equivalent to the market value of a QLT common share at the time the conversion takes place. We do not have a history of paying dividends on our common shares; however, if dividends ever are paid on our common shares, an independent director’s DSU account will be credited with dividends at the same rate.

The Compensation Committee’s objective in granting DSUs to independent directors is to provide a reasonable, market-based incentive for directors to deliver increased value to shareholders. Based in part on advice received from Radford, the Compensation Committee and the Board have concluded that DSUs are an effective way to align the interests of the independent directors with those of the shareholders, without resulting in additional share dilution to shareholders. In July, 2012, following his appointment at the 2012 AGM, each member of the Current Board was granted an initial grant of 3,500 DSUs and an annual grant of 7,500 DSUs for an aggregate of 11,000 DSUs, except Jason M. Aryeh, the Chairman of the Board, who received an initial grant of 7,000 DSUs and an annual grant of 15,000 DSUs for an aggregate of 22,000 DSUs.

Our directors are also eligible to receive stock options under the QLT 2000 Incentive Stock Option Plan (the “2000 Plan”); however, no stock options were granted under the 2000 Plan to our directors in 2012.

The following table provides information regarding the compensation of our independent directors for 2012.

2012 Director Compensation

Name	Fees Earned or Paid in Cash (US$)	Stock Awards (US$)(1)(2)		All Other Compensation (US$)(3)	Total (US$)
Previous Board (January 1, 2012 – June 4, 2012)
Bruce L.A. Carter	$28,143	—	(6)	$343,592	$371,735
C. Boyd Clarke	$47,643	—	(6)	$744,449	$792,092
Peter A. Crossgrove	$29,500	—	(6)	$411,806	$441,306
Kathryn E. Falberg(4)	$33,488	—	(6)	$171,358	$204,845
Ian J. Massey	$38,214	—	(6)	$343,592	$381,806
Joseph L. Turner	$29,500	—	(6)	$114,531	$144,031
L. Jack Wood	$36,929	—	(6)	$411,806	$448,734
Current Board (June 4, 2012 – December 31, 2012)
Jason M. Aryeh	$206,434	$169,265	(7)	—	$375,699
Dr. Vicente Anido, Jr.(5)	$74,630	$84,632	(8)	—	$159,263
Geoffrey F. Cox	$52,838	$84,632	(8)	—	$137,470
Dr. John W. Kozarich	$117,338	$84,632	(8)	—	$201,970
Jeffrey A. Meckler	$159,402	$84,632	(8)	—	$244,035
Dr. Stephen L. Sabba	$107,089	$84,632	(8)	—	$191,722
John C. Thomas, Jr.	$54,467	$84,632	(8)	—	$139,099

(1)

Stock awards were granted/priced in Canadian dollars and have been converted to U.S. dollars for disclosure purposes using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995.

(2)

Stock awards consist of DSUs. Details of the DSUs are set out above under the heading “Director Compensation – Equity Based Compensation.” This column represents the aggregate grant date fair value of DSUs granted in 2012 in accordance with ASC Topic 718. In July 2012, Mr. Jason M. Aryeh was granted 22,000 DSUs (as Chairman) and each other director was granted 11,000 DSUs. The estimated fair value for each DSU as at the grant date on July 10, 2012 was CAD$7.69, determined in accordance with ASC Topic 718 and the terms of the DDSU Plan by reference to the closing price of our shares on the TSX on the trading day immediately preceding the date of grant, which was CAD$7.69 (US$7.69).

(3)

All other compensation represents the cash payment made by QLT to each member of the Previous Board in connection with the termination of each of the Previous Board member’s term as a director of QLT. All DSUs were accelerated due to the change in control as a result of the election of the new board of directors at the 2012 AGM and the value of such accelerated DSUs was paid in cash to each member of the Previous Board in accordance with the terms of the DDSU Plan. The value of each DSU was equivalent to the closing price of our shares on the TSX on the trading day immediately preceding the change in control, which was CAD$7.84.

(4)	Ceased to be a director on June 5, 2012.
(5)	Appointed as a director on July 9, 2012.
(6)	As of December 31, 2012, no outstanding stock awards were held by any member of the Previous Board.
(7)	As of December 31, 2012, Mr. Aryeh held 22,000 DSUs, of which 3,056 had vested.
(8)	As of December 31, 2012, Messrs. Anido, Cox, Kozarich, Meckler, Sabba and Thomas each held 11,000 DSUs, of which 1,528 had vested.

Compensation Committee Interlocks and Insider Participation

Prior to the 2012 AGM, L. Jack Wood, Ian J. Massey and Bruce L.A. Carter were members of the Compensation Committee. Following the 2012 AGM, Vicente Anido, Jr., Geoffrey F. Cox and John C. Thomas, Jr. were appointed to the Compensation Committee and continue to serve in that role. None of the members of the Compensation Committee during 2012 is or was previously an officer or employee of QLT or has any relationships requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC.

Except as described below, none of QLT’s executive officers served during 2012 as a member of the compensation committee or board of directors of any entity that had one or more executive officers serving as a member of our Compensation Committee or Board. John Thomas is a director and a member of the Compensation and Audit and Risk Committees of the Company. Mr. Thomas is also a director and Chief Financial Officer of CorMatrix Cardiovascular, Inc., a privately-held medical device company (“CorMatrix”). In 2012, CorMatrix did not have a compensation committee of its board of directors. Jason M. Aryeh, as a member of the board of directors of CorMatrix (including in 2013 as a member of its Compensation Committee once formed), participates in compensation decisions about Mr. Thomas and CorMatrix’s other executive officers. Mr. Aryeh is our Chairman of the Board and until February 2013 served as Chairman of the ETC. Mr. Aryeh receives no compensation from QLT other than for his service as a director of the Company.

Compensation Committee Report

The Compensation Committee has discussed and reviewed with management the Compensation Discussion and Analysis presented in this Annual Report on Form 10-K. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Dr. Geoffrey Cox (Chairman)
John Thomas, Jr.
Dr. Vicente Anido, Jr.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

QLT currently maintains one equity compensation plan, the 2000 Plan. The shareholders and directors of QLT have previously approved the 2000 Plan, pursuant to which directors, officers, employees and consultants of QLT and its affiliates may be granted stock options to acquire common shares.

The following table sets out information regarding our common shares that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under our equity compensation plans, as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Plan)	1,416,016	$6.25	(1)	872,650
Equity compensation plans not approved by security holders	—	—		—
Total	1,416,016	$6.25	(1)	872,650

(1)

Options were granted/priced in Canadian dollars at a weighted average exercise price of CAD$6.25 but have been converted to U.S. dollars for disclosure purposes using the December 31, 2012 period end rate published by the Federal Reserve Bank of New York: U.S.$1.00 = CAD$0.9995.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the common shares in QLT’s authorized share structure beneficially owned by (1) each of our current directors and director nominees, (2) each of our named executive officers listed in the Summary Compensation Table above, (3) all of our directors, director nominees and executive officers as a group, and (4) all persons known by us to beneficially own more than 5% of our outstanding voting shares. We have determined the beneficial ownership shown on this table in accordance with the rules of the SEC and the applicable Canadian securities regulators. Under those rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of April 15, 2013.

Amount and Nature of Beneficial Ownership

		Shares for
		Which
		Beneficial
		Ownership		Total Beneficial
		Can Be	Number	Ownership
	Shares	Acquired	of	Number	Percent
	Beneficially	Within 60	DSUs	of	of
Name of Beneficial Owner	Owned	Days(1)	Vested(2)	Shares	Class(3)
Directors
Jason M. Aryeh	155,078	—	6,722	161,800	*
Dr. Vicente Anido, Jr.	—	—	3,361	3,361	*
Dr. Geoffrey F. Cox	—	—	3,361	3,361	*
Dr. John W. Kozarich	—	—	3,361	3,361	*
Jeffrey A. Meckler	—	—	3,361	3,361	*
Dr. Stephen L. Sabba	—	—	3,361	3,361	*
John C. Thomas, Jr.	—	—	3,361	3,361	*

Officers
Alexander R. Lussow	20,000	90,000	—	110,000	*
Sukhi Jagpal	1,200	10,000	—	11,200	*
Robert L. Butchofsky	—	—	—	—	—
Cameron R. Nelson	20,000	—	—	20,000	*
Linda M. Lupini.	15,000	—	—	15,000	*
Christopher Muller	—	—	—	—	—
All directors, nominees and executive officers as a group (9 persons)(4)	211,278	100,000	26,888	338,166	*

5% Shareholders
Axial Capital Management, LLC(5)	8,865,036	—	—	8,865,036	17.5%
NB Public Equity K/S(6)	7,447,626	—	—	7,447,626	14.7%
Biotechnology Value Fund, L.P.(7)	4,372,000	—	—	4,372,000	8.7%
Kingstown Capital Management LP(8)	2,700,000	—	—	2,700,000	5.3%

*	Represents less than 1%.
(1)

Indicates common shares that may be acquired upon exercise of outstanding stock options that are presently exercisable or will be exercisable within 60 days of April 15, 2013 by the persons named in the table above and by all directors and executive officers as a group, except where otherwise described in the Notes to the above table.

(2)

DSUs are payable only in cash. The number of DSUs represented in this table consists of DSUs that have already vested or will vest within 60 days of April 15, 2013. A description of the DSUs is set out above under the heading “Director Compensation.”

(3)	Percentage ownership of QLT common shares is based on 50,539,500 common shares of QLT outstanding on April 15, 2013.
(4)	Excludes Robert L. Butchofsky, Cameron R. Nelson, Linda M. Lupini and Christopher Muller, each of whom ceased to be officers of QLT during 2012.
(5)

The information in the table and this note is derived from a Schedule 13D filed by Axial Capital Management, LLC with the SEC on May 24, 2012. Based on information contained in the Schedule 13D, each of Axial Capital Management, LLC, Marc Andersen and Eliav Assouline is deemed to beneficially own, and has shared voting and dispositive power over, 8,865,036 shares, and Axial Capital Master, L.P. is deemed to beneficially own, and has shared voting and dispositive power over, 7,851,943 shares. The address of Axial Capital Master, L.P. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. The address of all other beneficial owners is 101 Park Avenue, 20th Floor, New York City, New York 10178.

(6)

The information in the table and this note is derived from a Schedule 13D/A filed by NB Public Equity K/S with the SEC on June 5, 2012. Based on information contained in the Schedule 13D/A, NB Public Equity K/S, NB Public Equity Komplementar ApS, Cora Madsen and Florian Schönharting (collectively, the “NB Entities”) are deemed beneficial owners of 7,447,626 shares. Each of the NB Entities has shared voting and dispositive power over all shares they are deemed to beneficially own. The business address of NB Public Equity K/S is Ostergade 24A, 1, DK-1100, Copenhagen K, Denmark.

(7)

The information in the table and this note is derived from a Schedule 13G/A filed by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., Investment 10, L.L.C., BVF Partners L.P., BVF Inc., and Mark N. Lampert (collectively, the “BVF Entities”) with the SEC on February 14, 2013. Based on the information contained in the Schedule 13G/A, Biotechnology Value Fund, L.P. beneficially owns 441,353 shares, (ii) Biotechnology Value Fund II, L.P. beneficially owns 254,221 shares, (iii) BVF Investments, L.L.C. beneficially owns 3,508,026 shares, (iv) Investment 10, L.L.C. beneficially owns 168,400 shares, and (v) each of BVF Partners, L.P., BVF, Inc. and Mr. Lampert may be deemed to beneficially own 4,372,000 shares. Each of the BVF Entities has shared voting and dispositive power over all shares they are deemed to beneficially own. The business address of each of the BVF Entities is 900 North Michigan Avenue, Suite 1100, Chicago, Illinois, 60611.

(8)

The information in the table and this note is derived from a Schedule 13D/A filed by Kingstown Partners Master Ltd., Kingstown Partners II, L.P., Ktown, LP, Kingstown Capital Partners, LLC, Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer and Guy Shannon (collectively, the “Kingstown Entities”) with the SEC on May 23, 2012. Based on information contained in the Schedule 13D/A, Kingstown Partners Master Ltd. beneficially owns 1,892,551 shares, Kingstown Partners II, L.P. beneficially owns 245,927 shares, Ktown, L.P. beneficially owns 159,275 shares, Kingstown Capital Partners, LLC beneficially owns 2,297,753 shares, and each of Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer and Guy Shannon may be deemed to be the beneficial owner of 2,700,000 shares. Each of the Kingstown Entities has shared voting and dispositive power over all shares they are deemed to beneficially own. The business address of Kingstown Partners Master Ltd. is c/o Walkers Corporate Services Limited, Walkers House, 87 Mary Street, George Town, Grand Cayman Ky1-9005, Cayman Islands. The business address of each of the other Kingstown Entities is 100 Park Avenue, 21st Floor, New York City, New York, 10017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

It is QLT’s policy that each executive officer, director and nominee for election as director delivers to QLT annually a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director or nominee, or their family members, and QLT participates, and in which the director or nominee, or such family member, has a material interest. Our Board is requested to review all such transactions reported to it by a director or nominee in response to the questionnaire, or that are brought to its attention by management or otherwise. After review, the disinterested directors approve, ratify or disapprove such transactions. Management also updates the Board as to any material changes to proposed transactions as they occur. This policy is not in writing but is followed consistently by the Board.

During 2012, the Company was not a party to any transaction where the amount involved exceeded $120,000 and in which an executive officer, director, director nominee or 5% shareholder (or their immediate family members) had a material direct or indirect interest, and no such person was indebted to the Company.

Independence of Directors

To ensure QLT maintains good and objective governance, the Board strives to maintain strong independence from management. In determining whether directors are independent, each year the Board considers and discusses the nature and materiality of all direct or indirect relationships between each director nominee and QLT, including any family or business relationships. Under the applicable Canadian and United States securities laws, a relationship is considered material where that relationship could, in the view of the Board, reasonably interfere with the exercise of the director’s independent judgment. A director who also serves as CEO of a company would be considered a non-independent director of that company under applicable Canadian and United States securities laws.

Jason M. Aryeh served as the Chairman of the ETC during 2012. Mr. Aryeh resigned as Chairman of the ETC on February 16, 2013, and Jeffrey A. Meckler was appointed as Chairman of the ETC on the same date. The Board has carefully considered whether serving as Chairman or a member of the ETC, the mandate of which is to perform the function of the CEO of QLT on an interim basis while the Board determines the resources and management necessary to pursue the Company’s new strategy, would interfere with the exercise of such director’s independent judgment. The Board has determined that neither serving as a member of or Chairman of the ETC has, at any time, interfered with the exercise of independent judgment by either any of the members of the ETC or any Chairman of the ETC, and that, as a result, the relevant “independence” test under the applicable Canadian and United States securities laws has been met. In making this determination, the Board, among other things, considered the role of the ETC and the division of responsibility among the members, the role of the Chairman of the ETC, the means and amounts by which the Chairman and the other members of the ETC are remunerated for serving as such, the lack of agreements with the Company or terms of service regarding service on the ETC, the fact that all of the members of the ETC are subject to annual election as directors, and the distinction in manner and degree of compensation and benefits between the ETC and the Company’s past and current employed executive officers, among other factors.

As a result, and in connection with a review of the nature and materiality of all direct or indirect relationships between each director and QLT, the Board has determined that all seven members of the Current Board are “independent”, and have been since their respective appointments to the Board.

The Chairman of the ETC is considered the Principal Executive Officer of QLT solely for SEC reporting purposes and the purposes of certifying certain SEC disclosure documents. While, as described above, it is the Board’s view that Mr. Aryeh has been since his initial appointment to the Board on June 4, 2012 and continues to be as of the date of this Annual Report, qualified as an independent director of QLT under Canadian and US securities laws, his designation as “Principal Executive Officer” of QLT solely for SEC reporting purposes during the period in 2012 in which he performed such function may create the appearance that Mr. Aryeh was an executive officer of QLT during such time. Mr. Aryeh was not an executive officer of the Company, but rather the ETC as a whole served the function of the principal executive of the Company. We do not believe that listing all four members of the ETC during 2012 as executive officers in this Annual Report would provide useful disclosure to shareholders. Therefore, we have included only Mr. Aryeh as a named executive officer in this Annual Report.

Additionally, six of the seven members of the Previous Board were considered “independent”, including the Chairman of the Previous Board, Mr. Boyd Clarke. Mr. Butchofsky was not considered “independent” since he was also the President and CEO of QLT during the time he served as a director in 2012.

In addition, each director or former director who served as a member of each of the Audit and Risk Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee during 2012 was “independent” within the meaning ascribed to that term in Multilateral Instrument 52-110 - Audit Committees and the Marketplace Rules of the NASDAQ. In addition, each director or former director who served on the Audit and Risk Committee during 2012 is “independent”, as independence for audit committee members is defined in Multilateral Instrument 52-110 - Audit Committees, the Marketplace Rules of NASDAQ and the rules of the SEC.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the aggregate fees billed by Deloitte LLP (formerly Deloitte & Touche LLP), the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the following services during 2012 and 2011.

Description of Service	2012(2) (US$)	2011(2) (US$)
Audit Fees(1)	$616,192	$681,198
Audit-Related Fees	—	—
Tax Fees (Tax compliance, tax advice and planning)	—	—
All Other Fees(3)	—	$16,121
Total Fees	$616,192	$697,319

(1)

Audit Fees consist of fees for audit of QLT’s annual financial statements for the respective year, reviews of QLT’s quarterly financial statements, services provided in connection with statutory and regulatory filings and audit of the Company’s internal controls over financial reporting.

(2)

Where amounts shown were paid in Canadian funds, the amounts set out in the above table represent the US dollar equivalent of those payments converted using the following weighted average exchange rates: US$1.00 = CAD$0.9995 for 2012 and US$1.00 = CAD$0.9887 for 2011.

(3)	License fee for a subscription to a life sciences database paid to an entity affiliated with Deloitte LLP.

Pre-Approval Policies and Procedures

The charter of the Audit and Risk Committee provides that the Audit and Risk Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for QLT by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2012 were approved by the Audit and Risk Committee in accordance with the procedures described below.

The Audit and Risk Committee reviews and approves audit and non-audit services proposed to be provided by the independent auditors. The Audit and Risk Committee has delegated to the Chairman, or an alternate member of the Audit and Risk Committee, the authority to grant pre-approvals if either deems it necessary or appropriate to consider a pre-approval request without approval and/or meeting of the full Audit and Risk Committee. Pre-approvals by the Chairman of the Audit and Risk Committee or an alternate member are reviewed with the Audit and Risk Committee at its next regularly scheduled meeting.

In considering the pre-approval of proposed audit or non-audit services by the independent auditors, management reviews with the Audit and Risk Committee or its delegate a description of and the budget for the proposed service and the reasons that the independent auditors are being requested to provide the services, including any possible impact on the independence of the independent auditors. Additional Audit and Risk Committee approval is required if the pre-approved services exceed the pre-approved budgeted amount for the services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2013

QLT INC.

By:	/s/ Jeffrey Meckler
Jeffrey Meckler, Chairman Executive Transition Committee
(Principal Executive Officer)

By:	/s/ Sukhi Jagpal
Sukhi Jagpal, Chief Financial Officer
(Principal Financial and Accounting Officer)