Form 10-Q
period 2013-03-31
QLT INC/BC
filed 2013-05-02
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 29, 2013, the registrant had 50,539,500 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

ITEM		PAGE
	PART I - FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	1

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	3

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and year ended December 31, 2012	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

4.	CONTROLS AND PROCEDURES	21

	PART II - OTHER INFORMATION

1.	LEGAL PROCEEDINGS	22

1A.	RISK FACTORS	22

6.	EXHIBITS	26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$298,345	$307,384
Restricted cash (Note 8)	7,500	7,500
Accounts receivable	1,877	3,960
Current portion of contingent consideration (Notes 6 and 9)	41,305	41,255
Income taxes receivable	561	554
Current portion of deferred income tax assets	479	644
Assets held for sale (Note 8)	150	300
Prepaid and other	2,366	1,442

	352,583	363,039
Property, plant and equipment	2,487	2,655
Deferred income tax assets	285	370
Contingent consideration (Notes 6 and 9)	25,036	35,154

	$380,391	$401,218

LIABILITIES
Current liabilities
Accounts payable	$3,334	$6,121
Accrued liabilities (Note 2)	1,228	2,515
Accrued restructuring charge (Note 5)	1,857	1,933
Deferred income	—	456

	6,419	11,025
Uncertain tax position liabilities	1,851	1,875

	8,270	12,900

SHAREHOLDERS’ EQUITY
Share capital (Note 4)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding	461,323	471,712
Common shares
March 31, 2013 – 50,529,611 shares
December 31, 2012 – 51,589,405 shares
Additional paid-in capital	296,643	296,024
Accumulated deficit	(488,814)	(482,387)
Accumulated other comprehensive income	102,969	102,969

	372,121	388,318

	$380,391	$401,218

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
(In thousands of U.S. dollars except share and per share information)	2013	2012
Expenses
Research and development	$4,080	$6,517
Selling, general and administrative	2,082	4,108
Depreciation	235	363
Restructuring charges (Note 5)	822	—

	7,219	10,988

Operating loss	(7,219)	(10,988)
Investment and other income
Net foreign exchange losses	(66)	(117)
Interest income	57	33
Fair value change in contingent consideration (Notes 6 and 9)	795	1,942
Other gains	—	52

	786	1,910

Loss from continuing operations before income taxes	(6,433)	(9,078)
Provision for income taxes (Note 7)	(183)	(297)

Loss from continuing operations	(6,616)	(9,375)

Income (loss) from discontinued operations, net of income taxes (Note 8)	189	(902)

Net loss and comprehensive loss	$(6,427)	$(10,277)

Basic and diluted net loss per common share
Continuing operations	$(0.13)	$(0.19)
Discontinued operations	0.00	(0.02)

Net loss per common share	$(0.13)	$(0.21)

Weighted average number of common shares outstanding (thousands)
Basic and diluted	50,589	48,984

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(In thousands of U.S. dollars)	2013	2012
Cash used in operating activities
Net loss	$(6,427)	$(10,277)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	235	408
Share-based compensation	48	721
Unrealized foreign exchange losses	209	197
Deferred income taxes	269	193
Recovery on assets held for sale	(153)	—
Fair value change in contingent consideration (Notes 6 and 9)	512	—
Changes in non-cash operating assets and liabilities
Accounts receivable	1,021	121
Inventories	—	(425)
Prepaid and other	(924)	(1,039)
Accounts payable	(2,230)	146
Income taxes receivable / payable	(15)	93
Accrued liabilities	(1,345)	(1,876)
Accrued restructuring	(30)	—
Deferred income	(456)	—

	(9,286)	(11,738)

Cash provided by investing activities
Net proceeds from sale of property, plant and equipment	190	—
Purchase of property, plant and equipment	—	(492)
Net proceeds from sale of other assets	—	250
Proceeds from mortgage receivable	—	5,874
Proceeds from contingent consideration (Notes 6 and 9)	9,557	6,980

	9,747	12,612

Cash (used in) provided by financing activities
Common shares repurchased, including fees	(14,079)	—
Issuance of common shares	4,761	720

	(9,318)	720

Effect of exchange rate changes on cash and cash equivalents	(182)	2

Net (decrease) increase in cash and cash equivalents	(9,039)	1,596
Cash and cash equivalents, beginning of period	307,384	205,597

Cash and cash equivalents, end of period	$298,345	$207,193

Supplementary cash flow information:
Interest paid	$—	$—
Income taxes paid	1	83

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional		Accumulated Other		Total
(All amounts except share and per share information are expressed in thousands of U.S. dollars)	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income		Shareholders’ Equity
Balance at January 1, 2012	48,927,742	$458,118	$296,003	$(528,085)	$102,969		$329,005
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	4,408,867	29,666	(8,257)	—	—		21,409
Stock-based compensation	—	—	5,902	—	—		5,902
Common share repurchase	(1,747,204)	(16,072)	2,376	—	—		(13,696)
Net income	—	—	—	45,698	—		45,698

Balance at December 31, 2012	51,589,405	$471,712	$296,024	$(482,387)	$102,969		$388,318
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	631,685	5,072	(1,411)	—	—		3,661
Stock-based compensation	—	—	48	—	—		48
Common share repurchase	(1,691,479)	(15,461)	1,982	—	—		(13,479)
Net loss	—	—	—	(6,427)	—		(6,427)

Balance at March 31, 2013	50,529,611	$461,323	$296,643	$(488,814)	$102,969	(1)	$372,121

(1)

At March 31, 2013 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

1. CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors (“the Board”), we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we engaged a financial advisor to determine whether to divest our business related to our commercial product, Visudyne® and to explore the sale of our punctal plug drug delivery system technology (“the PPDS Technology”). On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”) pursuant to an asset purchase agreement (the “Valeant Agreement”). On December 24, 2012, the Company entered into an exclusive option agreement with Mati Therapeutics Inc. (“Mati”) under which QLT granted Mati a 90-day option to acquire assets related to QLT’s PPDS Technology. On April 3, 2013, following Mati’s exercise of the option, we completed the sale of our PPDS Technology to Mati pursuant to an asset purchase agreement (the “Mati Agreement”). See Note 8 — Discontinued Operations and Assets Held for Sale and Note 10 — Subsequent Events.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012. All amounts are expressed in United States dollars unless otherwise noted.

The results of operations relating to both the punctal plug delivery system technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. See Note 8 — Discontinued Operations and Assets Held for Sale and Note 10 — Subsequent Events.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at March 31, 2013, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates are used for, but not limited, to the fair value of contingent consideration, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

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

The results of operations, including the gain on disposal for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for all periods presented. We do not expect any significant continued involvement with the businesses following their sale other than our provision of certain transition services to Valeant pursuant to the Transition Services Agreement entered into with Valeant in connection with the Valeant Agreement. Amounts billed to Valeant under the Transition Services Agreement are included within discontinued operations. See Note 8 — Discontinued Operations and Assets Held for Sale.

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

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended March 31,
(In thousands of U.S. dollars, except share and per share data)	2013	2012
Numerator:
Loss from continuing operations	$(6,616)	$(9,375)
Income (loss) from discontinued operations, net of income taxes	189	(902)

Net loss	$(6,427)	$(10,277)

Denominator: (thousands)
Weighted average common shares outstanding	50,589	48,984
Effect of dilutive securities:
Stock options	—	—

Diluted weighted average common shares outstanding	50,589	48,984

Basic and diluted net loss per common share
Continuing operations	$(0.13)	$(0.19)
Discontinued operations	0.00	(0.02)

Net loss	$(0.13)	$(0.21)

For the three months ended March 31, 2013, 678,745 stock options (2012 – 6,005,357 stock options) were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive.

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

2. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2013	December 31, 2012
Compensation(1)	$910	$2,270
Directors’ Deferred Share Units compensation (“DDSU”)	173	96
Other	145	$149

	$1,228	$2,515

(1)	The decrease in the accrued compensation liability is primarily due to the pay-out of employee bonuses in the three months ended March 31, 2013.

3. FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility for the sole purpose of entering into foreign exchange contracts. The facility allows us to enter into a maximum of $50.0 million in spot or forward foreign exchange contracts for terms up to 15 months. The facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At March 31, 2013 and December 31, 2012, there was no collateral pledged as security for this facility, as we had no outstanding foreign exchange transactions.

4. SHARE CAPITAL

On April 15, 2013, we announced that, subject to shareholder approval, the Board had approved a special cash distribution to our shareholders in the amount of $200.0 million, by way of a reduction of the paid-up capital of the Company’s shares. See Note 10 — Subsequent Events.

(a) Share Repurchase Program

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with applicable regulatory requirements. All common shares repurchased were cancelled. Total purchases under this program, which we completed in March 2013, were 3,438,683 common shares at an average price of $7.86 per share, for a total cost of $27.0 million.

We implemented our share repurchase program pursuant to an automatic share purchase plan (the “Plan”), in accordance with applicable Canadian and US securities legislation. Under the Plan, we were able to repurchase our shares on any trading day during the share repurchase period, including during self-imposed trading blackout periods.

(b) Stock Options

We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended March 31,
	2013	2012
Annualized volatility	—	50.0%
Risk-free interest rate	—	1.4%
Expected life (years)	—	3.7

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

There were no stock options granted during the three months ended March 31, 2013. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2012 was CAD $2.69.

Total estimated compensation cost related to non-vested stock options and the expected and weighted average periods over which such costs are expected to be recognized at March 31, 2013 were as follows:

March 31, 2013
Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$662
Expected period of recognition of compensation cost (in months)	36
Expected weighted average period of compensation cost to be recognized (in years)	1.86

The intrinsic value of stock options exercised and the related cash from exercise of stock options during the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2013	2012
Intrinsic value of stock options exercised	$1,336	$433
Cash from exercise of stock options	$3,661	$608

Upon option exercise, we issue new shares of stock.

The impact on our results of operations of recording stock-based compensation for the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2013	2012
Research and development	$30	$212
Selling, general and administrative	15	227
Discontinued operations	3	282

Stock-based compensation expense before income taxes	48	721
Related income tax benefits	—	(44)

Stock-based compensation, net of income taxes	$48	$677

There was no share-based compensation capitalized as part of inventory during the three months ended March 31, 2013. For the same period in the prior year, the share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible.

(c) Deferred Share Units (“DSUs”)

No cash payments were made under the Directors Deferred Share Units Plan during the three months ended March 31, 2013 and 2012.

The impact on our results of operations of recording DSU compensation for the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2013	2012
Research and development	$24	$22
Selling, general and administrative	55	52

Deferred share unit compensation expense	$79	$74

5. RESTRUCTURING CHARGE

In July 2012 we restructured our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. We have provided or will be providing approximately 178 employees with severance and support to assist with outplacement and we recorded $16.9 million of restructuring charges of which $3.1 million was included in discontinued operations during the year ended December 31, 2012. During the three months ended March 31, 2013, we recorded further restructuring charges of $0.8 million. Subsequent to March 31, 2013, we expect to record additional restructuring charges of approximately $0.8 million related to severance, termination benefits and outplacement support, as we complete final activities associated with this restructuring. We anticipate paying most of the remaining employee termination costs during the second quarter of 2013.

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination costs(1)	Asset Write-downs	Contract Termination costs(2)	Total
Restructuring charge	$13,016	$—	$834	$13,850
Foreign exchange	20	—	—	20
Cash payments	(13,243)	—	(718)	(13,961)
Discontinued operations	1,561	1,056	463	3,080
Non-cash portion	—	(1,056)	—	(1,056)

Balance at December 31, 2012	$1,354	$—	$579	$1,933
Restructuring charge	571		251	822
Foreign exchange	47	—	—	47
Cash payments	(757)	—	(356)	(1,113)
Discontinued operations	121	(153)	47	15
Non-cash portion	—	153	—	153

Balance at March 31, 2013	$1,336	$—	$521	$1,857

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space.

6. CONTINGENT CONSIDERATION

Related to Sale of QLT USA, Inc. (“QLT USA”)

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement, we received $20.0 million on closing and $10.0 million on October 1, 2010 and we are entitled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet and represents a non-cash investing activity. We are entitled to these payments until the earlier of our receipt of the additional $200.0 million or October 1, 2024.

During the three months ended March 31, 2013, proceeds received on collection of the contingent consideration totalled $10.9 million (2012—$8.9 million). Approximately $9.6 million (2012—$7.0 million) of the proceeds were included within cash provided by investing activities in the Condensed Consolidated Statements of Cash Flows. The remaining $1.3 million (2012—$1.9 million) of the proceeds were recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss as the fair value change in contingent consideration and were therefore reflected in the net loss line item within cash used in operating activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2013, we had received an aggregate $134.1 million of contingent consideration. We expect to receive the remaining $65.9 million on a quarterly basis over the next two to three years.

Related to sale of Visudyne

On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”). Pursuant to the Valeant Agreement, we received a payment of $112.5 million at closing (of which $7.5 million is held in escrow) and we are also eligible to receive additional amounts following the achievement of certain milestones, including: (i) $5.0 million upon receipt of the registration required for commercial sale of the Qcellus lasers (the “Laser Registration”) in the United States by December 31, 2013, $2.5 million if the Laser Registration has been obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter; (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. The estimated fair value of $4.7 million on March 31, 2013, of the aggregate contingent payments of $20.0 million relating to sale of Visudyne is also reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet and represents a non-cash investing activity. The estimated fair value of the contingent consideration related to net royalties pursuant to the Novartis Agreement is based on historical sales, pricing, and foreign exchange data as well as expected competition and current exchange rates.

During the three months ended March 31, 2013, no proceeds were received on collection of the contingent consideration related to the sale of Visudyne and we recorded a decrease in the fair value of the contingent consideration of approximately $0.5 million in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We currently expect to receive $5.0 million of contingent consideration related to Laser Registration in 2013.

The above contingent consideration payments relating to both the sale of QLT USA and the sale of our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 8 — Discontinued Operations and Assets Held for Sale and Note 9—Financial Instruments and Concentration of Credit Risk.

7. INCOME TAXES

The provision for income taxes for the three months ended March 31, 2013 and 2012 of $0.2 million and $0.3 million respectively, related primarily to the current period gain on the fair value change of our Eligard related contingent consideration and reflected that insufficient evidence existed to support current or future realization of the tax benefits associated with our development expenditures. The provision for income taxes on discontinued operations for the three months ended March 31, 2013 and 2012 of $0.1 million each, was inconsequential and reflected the existence of insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized in the three months ended March 31, 2013 and 2012.

8. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On September 24, 2012, we completed the sale of our Visudyne® business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing and are also eligible to receive additional amounts of up to $5.0 million in contingent payments relating to Laser Registration, up to $15.0 million in contingent payments relating to royalties on sales of Visudyne under the Novartis Agreement or from other third party sales of Visudyne outside of the U.S. and a royalty on net sales of new indications for Visudyne, if any should be approved. The Valeant Agreement provides that $7.5 million of the purchase price will be held in escrow for one year following the closing date to satisfy indemnification claims that Valeant may have under the Valeant Agreement. This amount is reflected as Restricted Cash on our Consolidated Balance Sheet. Following the divestiture, we will not have significant continuing involvement in the operations or cash flows of the Visudyne business other than our provision of certain transition services to Valeant pursuant to the Transition Services Agreement. Most of the transition services related activities will be completed in the third quarter of 2013.

With regards to our PPDS Technology, on December 24, 2012, we entered into an exclusive option agreement with Mati, under which we granted Mati a 90-day option to acquire assets related to our PPDS Technology in exchange for $0.5 million. We recognized the $0.5 million over the 90 day option term in discontinued operations as we had a continuing performance obligation under the option agreement to maintain the related intellectual property. On April 3, 2013, following Mati’s exercise of the option, we completed the sale of our PPDS Technology to Mati pursuant to the Mati Agreement. See Note 10 — Subsequent Events.

The results of operations relating to both our PPDS Technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented. In addition, the related long-lived assets have been reclassified as held for sale in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

The following assets were segregated and included in Assets held for sale in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, and relate to our PPDS Technology and to Visudyne:

(In thousands of U.S. dollars)	March 31, 2013	December 31, 2012
Assets held for sale
Property, plant and equipment	$150	$300

	$150	$300

Operating results of our PPDS Technology and our Visudyne business included in discontinued operations are summarized as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2013	2012
Total revenues	$—	$8,991

Recovery on assets held for sale (1)	153	—
Operating pre-tax income (loss)	262	(830)

Pre-tax income (loss) (2)	262	(830)

Provision for income taxes	(73)	(72)

Net income (loss) from discontinued operations	$189	$(902)

(1)	Relates to an increase in fair value on previously impaired equipment in connection with the sale of our PPDS Technology to Mati. See Note 10 — Subsequent Events.

(2)

The three months ended March 31, 2013 and 2012, include $0.1 million and $5.6 million, respectively, of pre-tax loss related to our PPDS Technology. The remaining amounts relate to our Visudyne business.

9. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, restricted cash, contingent consideration and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value March 31, 2013	Fair Value Measurements at March 31, 2013
(In thousands of U.S. dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$298,345	$298,345	$—	$—
Restricted cash	7,500	7,500	—	—
Contingent consideration(1)	66,341	—	—	66,341

Total	$372,186	$305,845	$—	$66,341

	Carrying Value December 31, 2012	Fair Value Measurements at December 31, 2012
(In thousands of U.S. dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$307,384	$307,384	$—	$—
Restricted cash	7,500	7,500	—	—
Contingent consideration(1)	76,409	—	—	76,409

Total	$391,293	$314,884	$—	$76,409

(1)

To estimate the fair value of contingent consideration at March 31, 2013, and December 31, 2012, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 8% for the contingent consideration related to the Eligard and Visudyne royalties and 2.15% and 3.5%, respectively, for the contingent consideration related to the Laser Registration, determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration related to the sale of QLT USA would decrease by $0.5 million, from $61.6 million to $61.2 million and the contingent consideration related to the sale of our Visudyne business would decrease by a negligible amount. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration related to the sale of QLT USA would decrease by $0.4 million, from $61.6 million to $61.3 million. If estimated future sales of Visudyne were to decrease by 10%, the contingent consideration related to the sale of our Visudyne business would decrease by a negligible amount.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA	Related to Sale of Visudyne	Total
Balance at January 1, 2012	$99,947	$—	$99,947
Transfers / Additions to Level 3	—	5,364	5,364
Settlements	(37,117)	—	(37,117)
Fair value change in contingent consideration	8,365	(150)	8,215

Balance at December 31, 2012	$71,195	$5,214	$76,409
Transfers / Additions to Level 3	—	—	—
Settlements	(10,863)	—	(10,863)
Fair value change in contingent consideration	1,307	(512)	795

Balance at March 31, 2013	$61,639	$4,702	$66,341 (1)

(1)	Comprised of $41.3 million as current portion of contingent consideration and $25.0 million as long-term portion of contingent consideration on the Consolidated Balance Sheet.

As of each of March 31, 2013 and December 31, 2012, we had no outstanding forward foreign currency contracts.

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

10. SUBSEQUENT EVENTS

On April 15, 2013, we announced that the Board has approved a special cash distribution to shareholders in the amount of $200.0 million, by way of a reduction of the paid-up capital of the common shares, resulting in the return of approximately $3.95 per share (the “Cash Distribution”). The Cash Distribution to shareholders will be made to shareholders without Canadian withholding taxes of up to 25% being payable, pursuant to an Advance Tax Ruling received from Canadian tax authorities.

The Cash Distribution is subject to shareholder approval by way of a special resolution to be sought at our annual and special meeting of shareholders scheduled to be held on June 14, 2013 (the “Meeting”). The final amount of the Cash Distribution per share will be determined based upon the number of issued and outstanding shares on the record date for the distribution, which is expected to be on or about June 24, 2013 (the “Record Date”). If the Cash Distribution is approved by shareholders at the Meeting, it is expected that the Cash Distribution will be paid to shareholders of record on the Record Date on or about June 25, 2013, subject to applicable stock exchange rules.

On April 3, 2013, we completed the sale of our PPDS Technology to Mati. As previously reported, on December 24, 2012, we had entered into an exclusive option agreement with Mati pursuant to which we had granted Mati a 90-day option to acquire assets related to our PPDS Technology in exchange for $0.5 million. On April 3, 2013, following Mati’s exercise of the option, we completed the sale of our PPDS Technology to Mati pursuant to the Mati Agreement. Under the terms of the Mati Agreement, we received an additional payment of approximately $0.8 million at closing and are eligible to receive potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 Annual Report”).

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

Overview

Corporate Restructuring

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors (the “Board”), we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, over the course of 2012 we completed a significant reduction in force of approximately 178 employees, or 83% of our work force. Currently, our remaining employees are principally focused on the development of QLT091001.

In connection with the restructuring, following the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, on August 2, 2012, the Board formed an Executive Transition Committee currently composed of Directors Jeffrey Meckler and Dr. John Kozarich to perform the function of the Chief Executive Officer on an interim basis while the Board determines the resources and management necessary to pursue the Company’s new strategy. Jeffrey Meckler serves as Chairman of the Committee.

Sales of Assets and Discontinued Operations

Visudyne

In September 2012, in connection with the strategic restructuring, we sold our only commercial product, Visudyne, to Valeant Pharmaceuticals International, Inc. (“Valeant”). Pursuant to the asset purchase agreement between the Company and Valeant (the “Valeant Agreement”), we sold all of our assets related to our Visudyne business, including the Qcellus laser then under development by us, for $112.5 million in upfront consideration (of which $7.5 million is held in escrow for one year from closing), contingent payments up to $20.0 million, and a royalty on net sales of new indications for Visudyne, if any should be approved. We will be entitled to the contingent payments upon the achievement of certain milestones, including: (i) $5.0 million upon receipt of the laser-related registration (the “Laser Registration”) required for commercial sale of the Qcellus laser in the United States by December 31, 2013, $2.5 million if the laser registration is obtained after December 31, 2013 but before January 1, 2015 and $0 if the laser registration is obtained thereafter and (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million received by Valeant under the license agreement with Novartis Pharma AG (“Novartis”), which we transferred to Valeant in connection with the sale, or from other third-party sales of Visudyne outside of the United States.

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

Punctal Plug Delivery Program

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”), a development company founded by Robert Butchofsky, our former President and Chief Executive Officer. After a lengthy process of seeking a buyer for the PPDS Technology, on December 24, 2012, we granted Mati a 90-day exclusive option to acquire the PPDS Technology in exchange for $0.5 million. On April 3, 2013, following Mati’s exercise of the option, we entered into an asset purchase agreement with Mati and completed the sale of the PPDS Technology to Mati. Under the terms of the asset purchase agreement (the “Mati Agreement”), we received an additional payment of approximately $0.8 million at closing and are eligible to receive potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales.

Eligard

On October 1, 2009, we divested the Eligard line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”), for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of March 31, 2013, we had received an aggregate $134.1 million of contingent consideration. While we expect to receive the full amount of contingent consideration in the next two to three years, our continued receipt of contingent consideration under the stock purchase agreement is dependent upon sales of Eligard by Sanofi and Astellas, which could vary significantly due to competition, manufacturing difficulties and other factors. See “Item 1A. Risk Factors.”

Return of Capital

The Board has approved a special cash distribution to shareholders in the amount of $200.0 million, by way of a reduction of the paid-up capital of the common shares, resulting in the return of approximately $3.95 per share (the “Cash Distribution”). The Cash Distribution to shareholders will be made to shareholders without Canadian withholding taxes of up to 25% being payable, pursuant to an Advance Tax Ruling received from Canadian tax authorities.

The Cash Distribution is subject to shareholder approval by way of a special resolution to be sought at our annual and special meeting of shareholders scheduled to be held on June 14, 2013 (the “Meeting”). The final amount of the Cash Distribution per share will be determined based upon the number of issued and outstanding shares on the record date for the distribution, which is expected to be on or about June 24, 2013 (the “Record Date”). If the Cash Distribution is approved by shareholders at the Meeting, it is expected that the Cash Distribution will be paid to shareholders of record on the Record Date on or about June 25, 2013, subject to applicable stock exchange rules.

When the Board commenced its review of the most tax efficient and effective means to return capital to shareholders, it initially authorized a return of $100.0 million in capital. In connection with this, on October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, the maximum amount permitted under the Toronto Stock Exchange normal course issuer bid rules. The share repurchase program was implemented pursuant to an automatic share purchase plan, in accordance with applicable Canadian and U.S. securities legislation. Total repurchases under the program which we completed in March 2013, were 3,438,683 common shares at an average price of $7.86 per share, for a total cost of $27.0 million. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased were cancelled.

Research and Development

Our research and development efforts are focussed on QLT091001, our orphan drug program for the treatment of inherited retinal diseases.

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

A retreatment study in LCA and RP subjects is ongoing to provide retreatment for these subjects, as needed, in order to examine the safety, efficacy and tolerability of repeat dosing cycles of QLT091001 administered over seven days. Studies are also ongoing to further evaluate the safety and tolerability of QLT091001. Our clinical team, led by Dr. Sushanta Mallick, continues to further evaluate current study designs, dose ranging and safety of the drug. We are also continuing our dialogue with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) with respect to the design and protocol requirements for potential pivotal trials in LCA and RP patients.

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

RESULTS OF OPERATIONS

The following table sets out our net loss from operations for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
(In thousands of U.S. dollars, except per share data)	2013	2012
Net loss	$(6,427)	$(10,277)
Basic and diluted net loss per common share	$(0.13)	$(0.21)

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

Research and development, or R&D, expenditures all relate to our synthetic retinoid program and decreased 37.4% to $4.1 million for the three months ended March 31, 2013, compared to $6.5 million for the same period in 2012. The decrease was primarily due to lower spending on the program and savings from a reduction in our workforce resulting from our restructuring.

Selling, General and Administrative Expenses

For the three months ended March 31, 2013, selling, general and administrative, or SG&A, expenses decreased 49.3% to $2.1 million compared to $4.1 million for the three months ended March 31, 2012. The decrease was primarily due to savings from a reduction in our workforce resulting from our restructuring.

Restructuring Charges

During the year ended December 31, 2012, we restructured our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. We provided or will provide approximately 178 affected employees with severance and support to assist with outplacement. During the three months ended March 31, 2013, we recorded further restructuring charges of $0.8 million. Annualized operating savings as a result of the restructuring are expected to be approximately $24.6 million related to the reduction in force and approximately $0.6 million related to depreciation on assets written-down or held for sale. See Note 5 – Restructuring Charge in Notes to the Unaudited Condensed Consolidated Financial Statements.

Investment and Other Income

Net Foreign Exchange Gains (Losses)

For the three months ended March 31, 2013 and 2012, net foreign exchange gains (losses) comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Change in Contingent Consideration

As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At March 31, 2013, there was $65.9 million remaining to be paid to us by Tolmar. The fair value of this amount, $61.6 million, is reported as part of Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model.

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing (including $7.5 million held in an escrow account for one year) and are also eligible to receive additional amounts of up to $5.0 million in contingent payments relating to the Laser Registration, up to $15.0 million in contingent payments relating to royalties on sales of Visudyne under the Novartis Agreement or from other third party sales of Visudyne outside of the U.S. and a royalty on net sales of new indications for Visudyne, if any should be approved. The fair value of these amounts, $4.7 million, is reported as part of Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model.

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

For the three months ended March 31, 2013, the fair value change in contingent consideration decreased by $1.2 million to $0.8 million compared to $1.9 million for the same period in 2012. The decrease occurred primarily because the fair value change diminishes each period as the outstanding balance owed to us decreases.

Income from Discontinued Operations

As a result of our comprehensive business and portfolio review in July 2012, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we engaged a financial advisor to determine whether to divest our business related to our commercial product, Visudyne® and to explore the sale of our punctal plug drug delivery system technology. On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement. On December 24, 2012, we entered into an exclusive option agreement with Mati Therapeutics Inc. (“Mati”), under which we granted Mati a 90-day option to acquire assets related to our PPDS Technology in exchange for $0.5 million. On April 3, 2013, following Mati’s exercise of the option, we completed the sale of our PPDS Technology to Mati pursuant to the Mati Agreement.

The results of operations relating to both our PPDS Technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented. See Note 8 – Discontinued Operations and Assets Held for Sale and Note 10 – Subsequent Events in Notes to the Unaudited Condensed Consolidated Financial Statements.

Income Taxes

The provision for income taxes for the three months ended March 31, 2013 and March 31, 2012 of $0.2 million and $0.3 million respectively, related primarily to the current period gain on the fair value change of our Eligard related contingent consideration and reflected that insufficient evidence existed to support current or future realization of the tax benefits associated with our development expenditures.

The provision for income taxes on discontinued operations for the three months ended March 31, 2013 and 2012 of $0.1 million each, was inconsequential and reflected that insufficient evidence existed to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations.

The net deferred tax asset of $0.8 million as of March 31, 2013 was largely the result of contingent consideration, and other temporary differences against which a valuation allowance was not applied.

As of March 31, 2013, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

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

If adequate capital is not available, our business could be materially and adversely affected. Factors that may affect our future capital availability or requirements include: return of capital to shareholders beyond the proposed Cash Distribution, including future share repurchases; the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; levels of future sales of Visudyne and receipt of contingent consideration under the asset purchase agreement with Valeant; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

Sources and Uses of Cash

We finance operations, product development and capital expenditures primarily through existing cash, contingent consideration from previous sales of assets and interest income.

For the three months ended March 31, 2013, we used $9.3 million of cash in operations as compared to $11.7 million for the same period in 2012. The $2.4 million positive cash flow variance was primarily attributable to:

•	A positive operating cash flow variance from lower operating and no inventory related expenditures of $12.4 million;

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $8.1 million;

•	A negative cash flow variance from higher restructuring costs of $0.9 million; and

•	A negative operating cash flow variance from lower other income of $1.0 million.

During the three months ended March 31, 2013, cash flows provided by investing activities consisted of proceeds on collection of contingent consideration of $9.6 million and proceeds from the sale of property, plant and equipment of 0.2 million.

For the three months ended March 31, 2013, cash flows used by financing activities consisted primarily of common shares repurchased for $14.1 million, including share repurchase costs, offset by $4.8 million received for the issuance of common shares related to the exercise of stock options.

The Board has approved a special cash distribution to shareholders in the amount of $200.0 million, by way of a reduction of the paid-up capital of the common shares, resulting in the return of approximately $3.95 per share. See Return of Capital in the Overview section above.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2013, we had $298.3 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 19 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at March 31, 2013, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At March 31, 2013, we had no outstanding forward foreign currency contracts.

Contractual Obligations

Our material contractual obligations as of March 31, 2013 comprised our clinical and development agreements. Since 2008, we have had an operating lease commitment under our five year lease with Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust, for approximately 67,000 square feet of office and laboratory space in Vancouver, British Columbia, Canada. On March 1, 2013, we entered into an amendment to our lease to extend the term for an additional two years commencing September 1, 2013 and reduced the leased space to approximately 20,000 square feet. We also have operating lease commitments for office space in the U.S. and for office equipment and vehicles. Details of these contractual obligations are described in our 2012 Annual Report.

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

Outstanding Share Data

As of April 29, 2013, there were 50,539,500 common shares issued and outstanding for a total of $461.4 million in share capital. As of April 29, 2013, we had 668,856 stock options outstanding under the QLT 2000 Incentive Stock Option Plan (of which 565,444 were exercisable) at a weighted average exercise price of CAD $6.65 per share. Each stock option is exercisable for one common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, the fair value of contingent consideration, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2012 Annual Report.

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

The following factors, among others, including those described under Item 1A. Risk Factors in Part II of this Quarterly Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our expectations regarding the results of our strategic restructuring;

•	unanticipated negative effects of our strategic restructuring;

•	our expectations regarding the timing and our ability to return capital, including by way of a reduction in the paid-up capital of the common shares;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees, including a new Chief Executive Officer;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials;

•	the anticipated timing of regulatory submissions for product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates;

•	our ability to successfully develop and commercialize our synthetic retinoid program;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to maintain, orphan drug designations for our product candidates, particularly our synthetic retinoid;

•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard;

•

receipt of all or part of the contingent consideration pursuant to the Valeant Agreement, which is based on future sales of Visudyne outside of the United States, sales attributable to any new indications for Visudyne and the receipt of regulatory approval of the Qcellus laser, which is currently under development;

•	receipt of all or part of the contingent consideration pursuant to the asset purchase agreement with Mati based on Mati’s successful development and sales of products based on our PPDS Technology;

•	our ability to effectively market and sell any future products;

•	our ability to perform our obligations under the Visudyne Transition Services Agreement with Valeant;

•	changes in estimates of prior years’ tax items and results of tax audits by tax authorities; and

•	unanticipated future operating results.

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Quarterly Report as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2012 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Board’s Executive Transition Committee, which functions as our principal executive officer, and our Chief Financial Officer. Our Executive Transition Committee and our Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Transition Committee (functioning as our principal executive officer) and Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

No change was made to our internal controls over financial reporting during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in this Quarterly Report.

ITEM 1A.	RISK FACTORS

Other than the amendment and restatement of the risk factors below concerning our strategic restructuring, our anticipated revenues and available funds, potential litigation and the volatility of our stock price, management believes that there have been no material changes to the Company’s risk factors as reported in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

The risks described below and in our 2012 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

We may be unable to realize all of the potential benefits, and may be subject to potential liabilities, in connection with our recent strategic restructuring.

In September 2012, we sold all of our assets related to Visudyne to Valeant and in April 2013, we sold all of our assets related to our PPDS Technology to Mati. In each case, a portion of the consideration payable to us is contingent upon the achievement of certain milestones and upon sales of Visudyne and products using or developed from the punctal plug delivery system technology, respectively. We may not receive all or any of the contingent consideration under the Visudyne asset purchase agreement if we fail to achieve milestones with respect to the Qcellus laser or if net royalties on sales of Visudyne outside of the U.S. are lower than expected. Likewise, we may not receive all or any of the contingent consideration under the Mati asset purchase agreement if the product development and commercialization milestones are not met or if no products use or are developed from the punctal plug delivery system technology, or if sales of such products are lower than expected.

Our strategic restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

In connection with the Company’s strategic restructuring, in July 2012 we implemented a significant reduction in our work force, followed by an additional reduction in force in December 2012. Through March 31, 2013, we recorded restructuring charges of $17.8 million (of which $3.1 million is included in discontinued operations) and we expect to record an additional restructuring charge of approximately $0.8 million. We may not realize in full the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

The Company’s restructuring, including product divestitures, also may be disruptive to our operations, in particular due to the departure of several members of senior management. For example, cost saving measures may distract remaining and new management from our remaining businesses, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, deficiencies in our internal controls, reduced employee productivity and a deterioration of employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, and scientific and other personnel who are critical to our business. Any failure to attract or retain key personnel, including a permanent CEO, could result in unexpected delays in the development of the Company’s synthetic oral retinoid program, QLT091001, or could otherwise negatively impact our business.

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

Although our divestment of non-core assets in 2008 and 2009 and our sale of the assets related to Visudyne in September 2012 and our assets related to our PPDS Technology in April 2013 generated significant cash, we no longer generate revenues from the sale of products and we will not generate any revenues from our products in development until such time, if ever, that they are approved for sale. In addition, we have announced, subject to shareholder approval, a special cash distribution to our shareholders in the amount of $200.0 million, by way of a reduction of paid-up capital of the Company’s shares. Going forward we will continue to incur operating expenses and, as a result, may not be able fund our operations or any anticipated growth beyond the near term. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, and, if we are unable to obtain additional funding, may adversely affect our ability to operate as a going concern. The amount required to fund our operating expenses will depend on many factors, including the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including out-licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long-term or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.

Our primary source of cash inflows is contingent consideration related to the sale of our Visudyne business, the sale of our PPDS Technology and the sale of QLT USA, including the Eligard product line, and we may not receive all or a material portion of these funds. Furthermore, an unfavorable change in the fair value of our contingent consideration as a result of changes in estimates related to amount and timing of future cash flows, and the applicable discount rate may adversely impact our financial results.

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

Under our asset purchase agreement with Mati, we are eligible to receive potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales.

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

With respect to both Visudyne and Eligard, as well as any future products resulting from the PPDS Technology, our success depends on the success of third parties to market these products. For example, under the Visudyne asset purchase agreement, the contingent consideration depends on the sales of Visudyne outside of the United States, which is the responsibility of Novartis. Consequently, a portion of our income depends on the efforts of Novartis to market and sell Visudyne outside the U.S. and on the efforts of Valeant to collect royalties due to it from Novartis. To the extent such third parties do not perform adequately, or do not comply with applicable laws or regulations in performing their obligations, our income may be adversely affected.

Our receipt of contingent consideration may also be adversely affected by, among other things:

•	lower than expected Visudyne or Eligard sales;

•	product manufacturing or supply interruptions or recalls;

•	the development of competitive products, including generics, by other companies that compete with Visudyne or Eligard;

•	marketing or pricing actions by competitors or regulatory authorities;

•	changes in foreign exchange rates;

•	changes in the reimbursement or substitution policies of third-party payors;

•	changes in or withdrawal of regulatory approvals;

•	disputes relating to patents or other intellectual property rights;

•	the commercial efforts of Visudyne or Eligard marketing licensees;

•	changes in laws or regulations that adversely affect the ability to market Visudyne or Eligard;

•	decline in the commercial supply and technical support for laser light devices necessary to administer Visudyne therapy;

•	failure or delay in obtaining regulatory approval for the sale of the Qcellus laser;

•	failure to develop and commercialize any new indications for Visudyne; and

•	failure or delay by Mati in obtaining regulatory approval and commercializing the products related to the PPDS Technology.

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

In addition, we may become involved in disputes or legal actions as a result of our past strategic corporate restructurings. Under the strategic restructuring undertaken in 2008 and 2009, we divested Eligard (as part of the sale of QLT USA), Aczone® and Atrigel and sold the land and building comprising our Canadian headquarters. Additionally, we sold all of our assets related to Visudyne to Valeant pursuant to the terms of an asset purchase agreement, and we agreed to perform certain transition services for Valeant. Most recently, we entered into an asset purchase agreement in April 2013 with Mati pursuant to which we sold our PPDS Technology to Mati. Transactions such as these may result in disputes regarding representations and warranties, indemnities, future payments or other matters, and we may not realize some or all of the anticipated benefits of these transactions. For example, $7.5 million of the purchase price under the Visudyne asset purchase agreement will be held in escrow for one year following the closing date to satisfy indemnification claims that Valeant may have under the asset purchase agreement. If Valeant makes a claim for indemnification within that time period and that claim is successful, some or all of this portion of the purchase price may not be released to us.

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

The market prices for securities of biotechnology companies, including QLT, have been and are likely to continue to be volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:

•	making our proposed $200.0 million cash distribution to shareholders;

•	results of our research and development programs;

•	issues with the safety or effectiveness of our product candidates;

•	announcements related to our strategic restructuring, including a strategic transaction involving our PPDS Technology or return of capital to shareholders;

•	announcements of technological innovations or new products by us or our competitors;

•	litigation commenced against us;

•	regulatory developments or delays concerning our products;

•	quarterly variations in our financial results; and

•	the timing and amounts of contingent consideration paid to us by third parties.

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

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, over a 12-month period. The share repurchase program was implemented pursuant to an automatic share purchase plan, in accordance with applicable Canadian and U.S. securities legislation. Under the Plan, we were able to repurchase our shares on any trading day during the share repurchase period, including during self-imposed trading blackout periods. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased were cancelled. Total purchases under this program that was completed in March 2013, were 3,438,683 common shares at an average price of $7.86 per share, for a total cost of $27.0 million.

The following table sets forth information regarding our purchases of common shares on a monthly basis during the three months ended March 31, 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2013 through January 31, 2013	1,225,371	$7.95	1,225,371	466,108
February 1, 2013 through February 28, 2013	310,256	$7.96	310,256	155,852
March 1, 2013 through March 31, 2013	155,852	$7.98	155,852	—

Total	1,691,479	$7.96	1,691,479

(1)

All shares were purchased pursuant to our normal course issuer bid to repurchase up to 3,438,683 of our common shares, discussed above, commenced on October 2, 2012 and was completed on March 12, 2013.

ITEM 6. EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)

Date: May 2, 2013	By:	/s/ Jeffrey Meckler
Jeffrey Meckler Chairman, Executive Transition Committee
(Principal Executive Officer)

Date: May 2, 2013	By:	/s/ Sukhi Jagpal
Sukhi Jagpal Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.69	Letter Agreement between the Company and Sukhi Jagpal, dated as of February 27, 2013 (incorporated by reference to Exhibit 10.69 to the Company’s Current Report on Form 8-K filed on March 5, 2013).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.	The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”):

•	unaudited condensed consolidated balance sheets;

•	unaudited condensed consolidated statements of operations;

•	unaudited condensed consolidated statements of comprehensive loss;

•	unaudited condensed consolidated statements of cash flows;

•	unaudited condensed consolidated statements of changes in shareholders’ equity; and

•	notes to unaudited condensed consolidated financial statements.