Form 10-Q
period 2013-06-30
QLT INC/BC
filed 2013-08-01
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 29, 2013, the registrant had 51,081,878 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

ITEM		PAGE
	PART I—FINANCIAL INFORMATION
1.	FINANCIAL STATEMENTS	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012	2
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012	3
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2013 and year ended December 31, 2012	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
4.	CONTROLS AND PROCEDURES	25

	PART II—OTHER INFORMATION
1.	LEGAL PROCEEDINGS	26
1A.	RISK FACTORS	26
6.	EXHIBITS	27

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$103,180	$307,384
Restricted cash (Notes 6, 8, 9)	7,502	7,500
Accounts receivable	684	3,960
Contingent consideration—current (Notes 6 and 9)	40,627	41,255
Income taxes receivable	600	554
Deferred income tax assets—current	362	644
Assets held for sale (Note 8)	—	300
Prepaid and other	2,396	1,442

Total current assets	155,351	363,039
Property, plant and equipment	2,235	2,655
Deferred income tax assets—non-current	230	370
Contingent consideration—non-current (Notes 6 and 9)	18,743	35,154

Total assets	176,559	401,218

LIABILITIES
Current liabilities
Accounts payable	3,319	6,121
Accrued liabilities (Note 2)	1,189	2,515
Accrued restructuring charge (Note 5)	666	1,933
Deferred income	—	456

Total current liabilities	5,174	11,025
Uncertain tax position liabilities	1,813	1,875

Total liabilities	6,987	12,900

SHAREHOLDERS’ EQUITY
Share capital (Note 4)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding	466,229	471,712
Common shares
June 30, 2013 – 51,081,878 shares
December 31, 2012 – 51,589,405 shares
Additional paid-in capital	95,387	296,024
Accumulated deficit	(495,013)	(482,387)
Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	169,572	388,318

Total shareholders’ equity and liabilities	$176,559	$401,218

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars except share and per share information)	2013	2012	2013	2012
Expenses
Research and development	$4,392	$7,465	$8,472	$13,981
Selling, general and administrative	1,810	5,872	3,892	9,980
Depreciation	252	326	487	689
Restructuring charges (Note 5)	671	—	1,493	—

	7,125	13,663	14,344	24,650

Operating loss	(7,125)	(13,663)	(14,344)	(24,650)
Investment and other income
Net foreign exchange gains (losses)	84	(32)	18	(150)
Interest income	80	56	136	88
Fair value change in contingent consideration (Notes 6 and 9)	1,038	1,650	1,833	3,591
Other gains	36	29	36	83

	1,238	1,703	2,023	3,612

Loss from continuing operations before income taxes	(5,887)	(11,960)	(12,321)	(21,038)
Provision for income taxes (Note 7)	(142)	(251)	(325)	(548)

Loss from continuing operations	(6,029)	(12,211)	(12,646)	(21,586)

(Loss) Income from discontinued operations, net of income taxes (Note 8)	(170)	(4,093)	20	(4,995)

Net loss and comprehensive loss	($6,199)	($16,304)	($12,626)	($26,581)

Basic and diluted net loss per common share (Note 10)
Continuing operations	($0.12)	($0.25)	($0.25)	($0.44)
Discontinued operations	($0.00)	($0.08)	$0.00	($0.10)

Net loss per common share	($0.12)	($0.33)	($0.25)	($0.54)

Weighted average number of common shares outstanding (thousands)
Basic and diluted	50,883	49,191	50,736	49,088

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2013	2012	2013	2012
Cash used in operating activities
Net loss and comprehensive loss	$(6,199)	$(16,304)	$(12,626)	$(26,581)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	252	371	487	779
Share-based compensation	94	4,831	142	5,552
Unrealized foreign exchange (gains) losses	(74)	46	135	243
Deferred income taxes	189	458	458	651
Recovery on assets held for sale	(22)	—	(175)	—
Gain on sale of discontinued operations (Note 8)	(287)	—	(743)	—
Fair value change in contingent consideration (Notes 6 and 9)	(24)	—	488	—
Changes in non-cash operating assets and liabilities
Accounts receivable	1,184	1,166	2,205	1,287
Inventories	—	(531)	—	(956)
Prepaid and other	(30)	(30)	(954)	(1,069)
Accounts payable	(259)	360	(2,489)	506
Income taxes receivable / payable	(43)	(391)	(58)	(298)
Accrued liabilities	(16)	(1,167)	(1,361)	(3,043)
Accrued restructuring	(1,167)	—	(1,197)	—

	(6,402)	(11,191)	(15,688)	(22,929)

Cash provided by investing activities
Net proceeds from sale of property, plant and equipment and assets held for sale	19	—	209	—
Net proceeds from sale of discontinued operations (Note 8)	750	—	750	—
Purchase of property, plant and equipment	—	(204)	—	(696)
Net proceeds from sale of other assets	—	—	—	250
Proceeds from mortgage receivable	—	—	—	5,874
Proceeds from contingent consideration (Notes 6 and 9)	6,995	6,404	16,552	13,384

	7,764	6,200	17,511	18,812

Cash (used in) provided by financing activities
Common shares repurchased, including fees	—	—	(14,079)	—
Cash distribution paid to common shareholders (Note 4(a))	(200,000)	—	(200,000)	—
Issuance of common shares	3,556	1,267	8,317	1,987

	(196,444)	1,267	(205,762)	1,987

Effect of exchange rate changes on cash and cash equivalents	(83)	(136)	(265)	(134)

Net decrease in cash and cash equivalents	(195,165)	(3,860)	(204,204)	(2,264)

Cash and cash equivalents, beginning of period	298,345	207,193	307,384	205,597

Cash and cash equivalents, end of period	$103,180	$203,333	$103,180	$203,333

Supplementary cash flow information:
Interest paid	$—	$—	$—	$—
Income taxes paid	—	307	1	390

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive		Total Shareholders’
	Shares	Amount	Capital	Deficit	Income		Equity
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at January 1, 2012	48,927,742	$458,118	$296,003	$(528,085)	$102,969		$329,005
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	4,408,867	29,666	(8,257)	—	—		21,409
Stock-based compensation	—	—	5,902	—	—		5,902
Common share repurchase	(1,747,204)	(16,072)	2,376	—	—		(13,696)
Net income	—	—	—	45,698	—		45,698

Balance at December 31, 2012	51,589,405	471,712	296,024	(482,387)	102,969		388,318
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	631,685	5,072	(1,411)	—	—		3,661
Stock-based compensation	—	—	48	—	—		48
Common share repurchase	(1,691,479)	(15,461)	1,982	—	—		(13,479)
Net loss	—	—	—	(6,427)	—		(6,427)

Balance at March 31, 2013	50,529,611	461,323	296,643	(488,814)	102,969		372,121
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	552,267	4,906	(1,350)	—	—		3,556
Stock-based compensation	—	—	94	—	—		94
Cash distribution to common shareholders at $3.92 per share (Note 4(a))	—	—	(200,000)	—	—		(200,000)
Net loss	—	—	—	(6,199)	—		(6,199)

Balance at June 30, 2013	51,081,878	$466,229	$95,387	$(495,013)	$102,969	(1)	$(169,572)

(1)

At June 30, 2013 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments resulting from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

Business

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors (the “Board”), we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with this strategic restructuring of the Company, we engaged a financial advisor to determine whether to divest our business related to our commercial product, Visudyne®, and to explore the sale of our punctal plug drug delivery system technology (the “PPDS Technology”). On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”) pursuant to the terms of an asset purchase agreement (the “Valeant Agreement”). On April 3, 2013, we completed the sale of our PPDS Technology to Mati Therapeutics Inc. (“Mati”) pursuant to the terms of an asset purchase agreement (the “Mati Agreement”). See Note 8 – Discontinued Operations and Assets Held for Sale.

1. CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012. All amounts herein are expressed in United States dollars unless otherwise noted.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at June 30, 2013, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

The results of operations relating to our PPDS Technology and Visudyne have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. See Note 8 — Discontinued Operations and Assets Held for Sale.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates are used for, but not limited, to the fair value of contingent consideration, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

Segment Information

We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthalmology. As at the date of this report, our clinical development programs are solely focused on our synthetic retinoid, QLT091001. Our chief operating decision maker reviews our operating results and manages our operations as a single operating segment. Our segment information excludes the results of businesses classified as discontinued operations.

Discontinued Operations and Assets Held for Sale

We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of their carrying value and their estimated fair values. We cease to record depreciation or amortization expense at that time.

The results of operations, including the gain on disposal for businesses that are classified as held for sale are excluded from continuing operations and reported as discontinued operations for all periods presented. We have not had and do not expect to have any significant continued involvement with the businesses following their sale other than our provision of certain transition services to Valeant pursuant to the Transition Services Agreement entered into with Valeant in connection with the Valeant Agreement. Amounts billed to Valeant under the Transition Services Agreement are included within discontinued operations. See Note 8 — Discontinued Operations and Assets Held for Sale.

Income Taxes

Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on the generation of sufficient capital gains and taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Changes in valuation allowances are included in our tax provision, or included within discontinued operations in the period of change.

Contingent Consideration

Contingent consideration arising from the sale of QLT USA and Visudyne is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations. See Note 6 – Contingent Consideration.

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

Recently Issued Accounting Standards

As at the date of this assessment, no new future accounting pronouncements were identified, which are expected to affect the Company’s consolidated financial statements beyond June 30, 2013.

2. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2013	December 31, 2012
Compensation(1)	$909	$2,270
Directors’ Deferred Share Units compensation (“DDSU”)	118	96
Other	162	$149

	$1,189	$2,515

(1)	The decrease in the accrued compensation liability is primarily due to the pay-out of employee bonuses during the six months ended June 30, 2013.

3. FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility (the “Facility”) with HSBC Bank of Canada for the sole purpose of entering into foreign exchange contracts. The Facility previously allowed us to enter into a maximum of $50.0 million in spot or forward foreign exchange contracts for terms up to fifteen months. Effective April 23, 2013, we entered into an amendment with HSBC Bank of Canada (the “Amendment”) which reduced the limit applicable to forward foreign exchange contracts to $12.5 million for terms up to one month. The Amendment also reduced the limit applicable to spot foreign exchange contracts to $10.0 million. All other terms and conditions governing the Facility remain the same.

The Facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At June 30, 2013 and December 31, 2012, no collateral has been pledged as security for this facility given that we do not have any foreign exchange transactions outstanding.

4. SHARE CAPITAL

(a) Cash Distribution

On June 27, 2013, we completed a $200.0 million special cash distribution, by way of a reduction of the paid-up capital of the Company’s common shares (“Cash Distribution”). The Cash Distribution was approved by the Company’s shareholders at QLT’s annual and special shareholder’s meeting on June 14, 2013. All shareholders of record as at June 24, 2013 (the “Record Date”) were eligible to participate in the Cash Distribution and received a payment of approximately $3.92 per share based upon the 51,081,878 common shares issued and outstanding on the Record Date.

(b) Share Repurchase Program

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

(c) Stock Options

On April 25, 2013, the Company’s board of directors amended and restated the QLT 2000 Incentive Stock Plan (the “Plan”) to increase the number of shares of the Company’s common stock, without par value, available for grant under the Plan from 7,800,000 to 11,800,000 and to make certain other amendments to the Plan. The amendment and restatement of the Plan was subject to shareholder approval, which was obtained on June 14, 2013. On July 29, 2013, the Company filed a registration statement to register the issuance of up to 4,000,000 additional shares of Common Stock that may be issued under the Plan as a result of the amendment to the Plan.

There were no stock options granted during the three and six months ended June 30, 2013. We used the Black-Scholes option pricing model to estimate the value of the options at each grant date, using the following weighted average assumptions (no dividends are assumed):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Annualized volatility	—	46.1%	—	46.8%
Risk-free interest rate	—	0.9%	—	1.0%
Expected life (years)	—	3.8	—	3.8

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

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2012 was CAD $2.52 and $2.55, respectively.

As at June 30, 2013, there were 60,637 unvested stock options. Total estimated compensation cost related to non-vested stock options and the expected and weighted average periods over which such costs are expected to be recognized at June 30, 2013 were as follows:

June 30, 2013
Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$145
Expected period of recognition of compensation cost (in months)	36
Expected weighted average period of compensation cost to be recognized (in years)	1.68

The intrinsic value of stock options exercised and the related cash from exercise of stock options during the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2013	2012	2013	2012
Intrinsic value of stock options exercised	$806	$1,226	$2,142	$1,659
Cash from exercise of stock options	3,556	1,403	7,217	2,011

Upon option exercise, we issue new shares of stock.

The impact on our results of operations of recording stock-based compensation for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2013	2012	2013	2012
Research and development	$64	$1,071	$94	$1,252
Selling, general and administrative	30	1,497	45	1,724
Discontinued operations	—	2,263	3	2,576

Stock-based compensation expense before income taxes	94	4,831	142	5,552
Related income tax benefits	—	(488)	—	(532)

Stock-based compensation, net of income taxes	94	4,343	142	5,020

There was no share-based compensation capitalized as part of inventory during the three and six months ended June 30, 2013. For the same period in the prior year, the share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible.

(c)	Deferred Share Units (“DSUs”)

No cash payments were made under the Directors Deferred Share Units Plan (the “DDSU Plan”) during the three and six months ended June 30, 2013. On June 4, 2012, a new board of directors was elected at the Company’s annual shareholders’ meeting. As a result, upon departure of the previous board of directors, $2.5 million was paid out to these former directors during the three and six months ended June 30, 2012 in accordance with the terms of the DDSU Plan.

The impact on our results of operations of recording DSU compensation for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2013	2012 (1)	2013	2012 (1)
Research and development	$9	$199	$33	$220
Selling, general and administrative	21	456	76	509

Deferred share unit compensation expense	30	655	109	729

(1)

The DSU compensation for the three and six months ended June 30, 2012 includes a $0.3 million charge related to the accelerated vesting of 42,500 DSU’s held by the previous board of directors as a result of the election of a new board of directors at the Company’s annual shareholders’ meeting on June 4, 2012 and the consequent departure of the previous board of directors.

5. RESTRUCTURING CHARGE

In July 2012 we restructured our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 178 employees have been affected by the restructuring to date. We have made the appropriate severance and support provisions to assist with outplacement for these employees. During the year ended December 31, 2012, we recorded $16.9 million of restructuring charges of which $3.1 million was included in discontinued operations. During the three and six months ended June 30, 2013, we recorded further restructuring charges of $0.7 million and $1.5 million, respectively. Subsequent to June 30, 2013, we expect to record minimal additional restructuring charges related to severance, termination benefits and outplacement support, as we complete final activities associated with this restructuring.

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Asset Write-downs	Contract Termination Costs(2)	Total
Restructuring charge	$13,016	$—	$834	$13,850
Foreign exchange	20	—	—	20
Cash payments	(13,243)	—	(718)	(13,961)
Discontinued operations	1,561	1,056	463	3,080
Non-cash portion	—	(1,056)	—	(1,056)

Balance at December 31, 2012	1,354	—	579	1,933
Restructuring charge	571	—	251	822
Foreign exchange	47	—	—	47
Cash payments	(757)	—	(356)	(1,113)
Discontinued operations	121	(153)	47	15
Non-cash portion	—	153	—	153

Balance at March 31, 2013	1,336	—	521	1,857
Restructuring charge	668	—	3	671
Foreign exchange	(118)	—	—	(118)
Cash payments	(1,511)	—	(322)	(1,833)
Discontinued operations	11	(22)	78	67
Non-cash portion	—	22	—	22

Balance at June 30, 2013	$386	$—	$280	$666

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space.

6. CONTINGENT CONSIDERATION

Related to the Sale of QLT USA, Inc.

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”) to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement with Tolmar, we received $20.0 million on closing and $10.0 million on October 1, 2010 and we are entitled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet and represents a non-cash investing activity. We are entitled to these payments until the earlier of our receipt of the $200.0 million of such royalties or October 1, 2024.

During the three months ended June 30, 2013, proceeds received from the collection of the contingent consideration totalled $8.0 million (three months ended June 30, 2012—$8.1 million). Approximately $7.0 million of these proceeds has been reflected as cash provided by investing activities in the Condensed Consolidated Statements of Cash Flows (three months ended June 30, 2012—$6.4 million). The remaining $1.0 million of proceeds (three months ended June 30, 2012—$1.6 million) was recognized as the fair value change in contingent consideration on the Condensed Consolidated Statement of Operations and Comprehensive Loss and is therefore reflected in the net loss line as part of the cash used in operating activities in the Condensed Consolidated Statements of Cash Flows.

During the six months ended June 30, 2013, proceeds received from the collection of the contingent consideration totalled $18.9 million (six months ended June 30, 2012—$17.0 million). Approximately $16.6 million of these proceeds has been reflected as cash provided by investing activities in the Condensed Consolidated Statements of Cash Flows (six months ended June 30, 2012—$13.4 million). The remaining $2.3 million (six months ended June 30, 2012—$3.6 million) of proceeds were recognized as the fair value change in contingent consideration on the Condensed Consolidated Statement of Operations and Comprehensive Loss and is therefore reflected in the net loss line as part of the cash used in operating activities in the Condensed Consolidated Statements of Cash Flows.

As of June 30, 2013, we have received an aggregate $142.1 million (December 31, 2012—$123.3 million) of Eligard related contingent consideration and expect to receive the remaining $57.9 million (December 31, 2012—$76.7 million) on a quarterly basis over approximately the next two years.

Related to the Sale of Visudyne

On September 24, 2012, we completed the sale of Visudyne to Valeant. Pursuant to the Valeant Agreement, we received a payment of $112.5 million at closing (of which $7.5 million is currently held in escrow) and we are also eligible to receive additional amounts following the achievement of certain milestones, including: (i) $5.0 million upon receipt of the registration required for commercial sale of the Qcellus lasers (the “Laser Registration”) in the United States by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter; (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. As at June 30, 2013, the estimated fair value of $4.7 million (December 31, 2012—$4.6 million) of the $20.0 million of aggregate contingent payments of related to sale of Visudyne is also reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet and represents a non-cash investing activity. The estimated fair value of the contingent consideration related to net royalties pursuant to the Novartis Agreement is based on historical sales, pricing, and foreign exchange data as well as expected competition and current exchange rates.

During the three and six months ended June 30, 2013, we received no proceeds related to the collection of the contingent consideration for the sale of Visudyne. In addition, we recorded a minor fair value increase in the contingent consideration during the three months ended June 30, 2013 and a net $0.5 million fair value decrease in the contingent consideration during the six months ended June 30, 2013 in the Condensed Consolidated Statement of Operations and Comprehensive Loss. We currently expect to satisfy the condition to receipt of the $5.0 million Laser Registration contingent payment in 2013.

The above contingent consideration payments related the sale of QLT USA and Visudyne are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 8 — Discontinued Operations and Assets Held for Sale and Note 9—Financial Instruments and Concentration of Credit Risk.

7. INCOME TAXES

During the three and six months ended June 30, 2013, the provision for income taxes was $0.1 million and $0.3 million, respectively. The provision in each period primarily relates to the current period gain on the fair value change of our Eligard related contingent consideration. In addition, the provisions also reflect that we have insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the three and six months ended June 30, 2012, the provision for income taxes was $0.3 million and $0.5 million, respectively. The provision in each period primarily related to the gain on the fair value change of our Eligard related contingent consideration and income taxes associated with our mix of income allocable to our activities in the U.S.

During the three and six months ended June 30, 2013, the provision for income taxes on discontinued operations was $0.2 million and $0.2 million, respectively. The provision in each period primarily relates to the drawdown of a prepaid tax asset that was recorded in a prior year in connection with the intercompany transfer of certain intellectual property and the subsequent sale of such technology to Mati in April 2013. The provisions for income taxes on discontinued operations also reflects that we have insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations.

During the three and six months ended June 30, 2012, the provision for income taxes on discontinued operations was $0.1 million and $0.2 million, respectively. The provisions in each period primarily reflected the existence of insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations and our mix of income allocable to our activities in the U.S.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and six months ended June 30, 2013 and 2012.

8. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On September 24, 2012, we completed the sale of our Visudyne® business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing and are also eligible to receive additional amounts of up to $5.0 million in contingent payments relating to the receipt of the Laser Registration, up to $15.0 million in contingent payments relating to royalties on sales of Visudyne under the Novartis Agreement or from other third party sales of Visudyne outside of the U.S. and a royalty on net sales of new indications for Visudyne, if any should be approved. The Valeant Agreement provides that $7.5 million of the purchase price will be held in escrow for one year following the closing date to satisfy indemnification claims that Valeant may have under the Valeant Agreement. This amount is reflected as Restricted Cash on our Consolidated Balance Sheet. Following the divestiture, we do not have significant continuing involvement in the operations or cash flows of the Visudyne business other than the provision of certain transition services to Valeant pursuant to the Transition Services Agreement. We expect that the transition services related activities will be complete by the third quarter of 2013.

On April 3, 2013, we completed the sale of our PPDS Technology to Mati pursuant to the terms of the Mati Agreement. Prior to the completion of the sale, Mati exercised an exclusive option to acquire the assets related to our PPDS Technology in exchange for $0.5 million. We recognized the $0.5 million over the stipulated 90 day option term in discontinued operations due to a continuing performance obligation related to the maintenance of the related intellectual property. In accordance with the terms of the Mati Agreement, we received an additional payment of approximately $0.8 million upon closing. Furthermore, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. Under the terms of the sale agreement, we do not have any significant ongoing involvement in the operations or cash flows related to the PPDS Technology other than minor transition services which we have agreed to provide. We expect that the transition activities will be complete by the third quarter of 2013.

The results of operations relating to both our PPDS Technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented. In addition, as at December 31, 2012, approximately $0.3 million of property, plant and equipment related to our former PPDS Technology and Visudyne were reclassified as held for sale for disclosure purposes in the Consolidated Balance Sheets. As at June 30, 2013, these assets have been sold.

Operating results of our PPDS Technology and our Visudyne business included in discontinued operations are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2013	2012	2013	2012
Total revenues	$—	$7,989	$—	$16,980
Recovery on assets held for sale (1)	22	—	175	—
Operating pre-tax loss (3)	(281)	(3,971)	(474)	(4,802)
Gain on sale of discontinued operations (2)	287		743

Pre-tax income (loss)	6	(3,971)	269	(4,802)

Provision for income taxes	(176)	(122)	(249)	(193)

Net (loss) income from discontinued operations	$(170)	$(4,093)	$20	$(4,995)

(1)	Relates to an increase in fair value on previously impaired equipment in connection with the sale of our PPDS Technology to Mati.
(2)

Relates to the gain on sale of our PPDS Technology to Mati in April 2013. For the three months ended June 30, 2013, the net gain of $0.3 million represents $0.8 million of proceeds received upon completion of the transaction, net of $0.3 million of related transaction costs and the $0.2 million carrying value of the equipment, which was previously classified as held for sale. For the six months ended June 30, 2013, the net gain of $0.7 million represents total sale proceeds of $1.2 million, net of $0.3 million of related transaction costs and the $0.2 million carrying value of the equipment discussed above.

(3)

The results for the three and six months ended June 30, 2013 includes operating pre-tax losses of $0.3 million and $0.3 million, respectively related to our PPDS Technology. However, the three and six months ended June 30, 2012 includes $7.3 million and $7.3 million of pre-tax losses related to our PPDS Technology, respectively. The remaining amounts relate to Visudyne.

9. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, restricted cash, contingent consideration and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value June 30, 2013	Fair Value Measurements at June 30, 2013
(In thousands of U.S. dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$103,180	$103,180	$—	$—
Restricted cash	7,502	7,502	—	—
Contingent consideration(1)	59,370	—	—	59,370

Total	$170,052	$110,682	$—	$59,370

	Carrying Value December 31, 2012	Fair Value Measurements at December 31, 2012
(In thousands of U.S. dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$307,384	$307,384	$—	$—
Restricted cash	7,500	7,500	—	—
Contingent consideration(1)	76,409	—	—	76,409

Total	$391,293	$314,884	$—	$76,409

(1)

To estimate the fair value of contingent consideration at June 30, 2013, and December 31, 2012, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 8% for the contingent consideration related to the Eligard and Visudyne royalties and 2.24% and 3.5%, respectively, for the contingent consideration related to the Laser Registration, determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration related to the sale of QLT USA would decrease by $0.4 million, from $54.6 million to $54.3 million and the contingent consideration related to the sale of our Visudyne business would decrease by a negligible amount. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration related to the sale of QLT USA would decrease by $0.3 million, from $54.6 million to $54.4 million. If estimated future sales of Visudyne were to decrease by 10%, the contingent consideration related to the sale of our Visudyne business would decrease by a negligible amount.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA	Related to Sale of Visudyne	Total
Balance at January 1, 2012	$99,947	$—	$99,947
Transfers / Additions to Level 3	—	5,364	5,364
Settlements	(37,117)	—	(37,117)
Fair value change in contingent consideration	8,365	(150)	8,215

Balance at December 31, 2012	71,195	5,214	76,409
Transfers / Additions to Level 3	—	—	—
Settlements	(10,863)	—	(10,863)
Fair value change in contingent consideration	1,307	(512)	795

Balance at March 31, 2013	61,639	4,702	66,341
Transfers / Additions to Level 3	—	—	—
Settlements	(8,009)	—	(8,009)
Fair value change in contingent consideration	1,014	24	1,038

Balance at June 30, 2013	$54,644	$4,726	$59,370 (1)

(1)	Comprised of $40.6 million as current portion of contingent consideration and $18.7 million as long-term portion of contingent consideration on the Consolidated Balance Sheet.

As at June 30, 2013 and December 31, 2012, we had no outstanding forward foreign currency contracts.

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

10. NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars, except share and per share data)	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(6,029)	$(12,211)	$(12,646)	$(21,586)
Income (loss) from discontinued operations, net of income taxes	(170)	(4,093)	20	(4,995)

Net loss	$(6,199)	$(16,304)	$(12,626)	$(26,581)

Denominator: (thousands)
Weighted average common shares outstanding	50,883	49,191	50,736	49,088
Effect of dilutive securities:
Stock options	—	—	—	—

Diluted weighted average common shares outstanding	50,883	49,191	50,736	49,088

Basic and diluted net loss per common share
Continuing operations	$(0.12)	$(0.25)	$(0.25)	$(0.44)
Discontinued operations	$(0.00)	$(0.08)	$0.00	$(0.10)

Net loss	$(0.12)	$(0.33)	$(0.25)	$(0.54)

For the three and six months ended June 30, 2013, 114,549 stock options (2012 – 5,586,799 stock options) were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive.

11. SUBSEQUENT EVENTS

On April 25, 2013, the Company’s board of directors amended and restated the Plan to increase the number of common shares of the Company available for grant under the Plan and to make certain other amendments to the Plan, including a provision to permit the granting of restricted stock units (“RSUs”) under the Plan. The amendment and restatement of the Plan was subject to shareholder approval, which was obtained on June 14, 2013.

On July 15, 2013, the Board of Directors granted an aggregate of 862,000 stock options to employees, 100,000 stock options to directors, 48,000 RSU’s to directors under the Plan, and 88,000 DSU’s to directors under the DDSU Plan.

The stock options vest and become exercisable in thirty-six (36) successive and equal monthly installments beginning on the one-month anniversary of the date of grant and have an exercise price of CAD $4.54 per share, which is equal to the closing price of the Company’s common shares on the Toronto Stock Exchange on the date of grant.

The RSU’s vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

The DSU’s vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the date of grant. A vested DSU is convertible into cash only (i.e. no shares are issued), and is automatically converted after the director ceases to be a member of the Board unless the director is removed from the Board for just cause.

On July 29, 2013, the Company filed a registration statement to register the issuance of up to 4,000,000 additional shares of Common Stock that may be issued under the Plan as a result of the amendment to the Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2012 (our “2012 Annual Report”).

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

In connection with the restructuring, following the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, on August 2, 2012, the Board formed an Executive Transition Committee currently composed of Directors Jeffrey Meckler and Dr. John Kozarich to perform the function of the Chief Executive Officer on an interim basis while the Board determines the resources and management necessary to pursue the Company’s new strategy. Jeffrey Meckler serves as Chairman of the Executive Transition Committee.

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

Eligard

On October 1, 2009, we divested the Eligard line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”), for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of June 30, 2013, we had received an aggregate $142.1 million of contingent consideration. While we expect to receive the full amount of contingent consideration in approximately the next two years, our continued receipt of contingent consideration under the stock purchase agreement is dependent upon sales of Eligard by Sanofi and Astellas, which could vary significantly due to competition, manufacturing difficulties and other factors.

Return of Capital

On June 27, 2013, we completed a special cash distribution to shareholders in the amount of $200.0 million, by way of a reduction of the paid-up capital of the common shares, resulting in the return of approximately $3.92 per share (the “Cash Distribution”). The Cash Distribution was made to shareholders without Canadian withholding taxes of up to 25% being payable, pursuant to an Advance Tax Ruling received from Canadian tax authorities. The Cash Distribution was approved by shareholders at our 2013 annual general and special meeting of shareholders on June 14, 2013 and was paid to shareholders of record as of June 24, 2013.

When the Board commenced its review of the most tax efficient and effective means to return capital to shareholders, it initially authorized a return of $100.0 million in capital. In connection with this, on October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, the maximum amount permitted under the Toronto Stock Exchange normal course issuer bid rules. The share repurchase program was implemented pursuant to an automatic share purchase plan, in accordance with applicable Canadian and U.S. securities legislation. Total repurchases under the program, which we completed in March 2013, were 3,438,683 common shares at an average price of $7.86 per share, for a total cost of $27.0 million. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased were cancelled.

Research and Development

Our research and development efforts are focussed on QLT091001, our orphan drug program for the treatment of inherited retinal diseases.

We are currently conducting Phase Ib clinical proof-of-concept studies of QLT091001, a synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle, in patients with Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Positive results from our initial Phase Ib clinical proof-of-concept study were reported for the 14 subject cohort of LCA patients in 2011 and for the 18 subject cohort of early-onset RP patients in March 2012.

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

RESULTS OF OPERATIONS

The following table sets out our net loss from operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars, except per share data)	2013	2012	2013	2012
Net loss	$(6,199)	$(16,304)	$(12,626)	$(26,581)
Basic and diluted net loss per common share	$(0.12)	$(0.33)	$(0.25)	$(0.54)

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

Research and development, or R&D, expenditures all relate to our synthetic retinoid program. For the three months ended June 30, 2013, R&D expenditures were $4.4 million compared to $7.5 million for the same period in 2012. The $3.1 million (41%) decrease was primarily due to: (i) a $1.9 million decline in overall spending resulting from savings from our 2012 restructuring initiatives and higher spending in 2012 related to the completion of certain early stage safety studies and manufacturing activities required to support our clinical studies; and (ii) the $1.2 million impact of the accelerated vesting of certain stock options in connection with the election of a new Board of Directors on June 4, 2012.

For the six months ended June 30, 2013, R&D expenditures were $8.5 million compared to $14.0 million for the same period in 2012. The $5.5 million (39%) decrease was primarily due to: (i) a $4.3 million decline in overall spending resulting from savings from our 2012 restructuring initiatives and higher spending in 2012 related to the completion of certain early stage safety studies and manufacturing activities required to support our clinical studies; and (ii) the $1.2 million impact of the accelerated vesting of certain stock options described above.

Selling, General and Administrative Expenses

For the three months ended June 30, 2013, selling, general and administration, or SG&A, expenditures were $1.8 million compared to $5.9 million for the same period in 2012. The $4.1 million (69%) decrease was primarily due to: (i) a $2.9 million decrease in overall spending related to savings from our 2012 restructuring initiatives; (ii) a $0.9 million charge incurred in 2012 related to the accelerated vesting of employee stock options in connection with the election of a new Board of Directors on June 4, 2012; and (iii) higher compensation expense of $0.3 million incurred in 2012 related to the accelerated vesting of the previous directors’ deferred stock units.

For the six months ended June 30, 2013 SG&A expenditures were $3.9 million compared to $10.0 million for the same period in 2012. The $6.1 million (61%) decrease was primarily due to: (i) a $4.9 million decrease in overall SG&A spending related to savings from our 2012 restructuring initiatives; (ii) a $0.9 million charge incurred in 2012 related to the accelerated vesting of employee stock options related to the election of a new Board of Directors on June 4, 2012; and (iii) higher compensation expense of $0.3 million incurred in 2012 related to accelerated vesting of the previous directors’ deferred stock units.

Restructuring Charges

During the year ended December 31, 2012, we restructured our operations to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 178 employees have been affected by the restructuring plan to date. We made the appropriate severance and support provisions to assist these employees with outplacement.

During the three and six months ended June 30, 2013, we recorded further restructuring charges of $0.7 million and $1.5 million, respectively. Annualized operating savings resulting from the restructuring are expected to be approximately $24.6 million related to the reduction in force and approximately $0.6 million related to depreciation on assets written-down or held for sale. See Note 5 – Restructuring Charges in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Investment and Other Income

Net Foreign Exchange Gains (Losses)

For the three and six months ended June 30, 2013 and 2012, net foreign exchange gains (losses) comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Change in Contingent Consideration

As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At June 30, 2013, there was up to $57.9 million remaining to be paid to us by Tolmar. The $54.7 million fair value of this amount is reported as part of Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model.

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

Contingent consideration is revalued at each reporting period and is positively impacted by the passage of time, since all remaining expected cash flows move closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows and the cost of capital applied to discount these cash flows.

For the three months ended June 30, 2013, the fair value change in contingent consideration decreased by $0.6 million to $1.0 million compared to $1.7 million for the same period in 2012. For the six months ended June 30, 2013, the fair value change in contingent consideration decreased by $1.8 million to $1.8 million compared to $3.6 million for the same period in 2012. The fair value decreases are primarily due to the impact of the time value of money and cash collected during the period, which decreases the balance of future expected cash flows owed to us.

Income from Discontinued Operations

As a result of our comprehensive business and portfolio review in July 2012, we announced a new corporate strategy and plans to restructure our operations to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement (see the Sale of Assets and Discontinued Operations—Visudyne section above for additional information). On April 3, 2013, we completed the sale of our PPDS Technology to Mati pursuant to the terms of the Mati Agreement. Prior to the completion of the sale, Mati exercised an exclusive option to acquire the assets related to our PPDS Technology in exchange for $0.5 million. We recognized the $0.5 million over the stipulated 90 day option term in discontinued operations due to a continuing performance obligation related to the maintenance of the related intellectual property. In accordance with the terms of the Mati Agreement, we received an additional payment of approximately $0.8 million upon closing (see the Sale of Assets and Discontinued Operations Punctal Plug Delivery Program section above for additional information).

The sale proceeds discussed above and the results of operations relating to both our PPDS Technology and Visudyne have been excluded from continuing operations and reported as discontinued operations for all periods presented. See Note 8 – Discontinued Operations and Assets Held for Sale in the Notes to our Unaudited Condensed Consolidated Financial Statements.

Income Taxes

During the three and six months ended June 30, 2013, the provision for income taxes was $0.1 million and $0.3 million, respectively. The provision in each period primarily relates to the current period gain on the fair value change of our Eligard related contingent consideration. In addition, the provisions also reflect that we have insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the three and six months ended June 30, 2012, the provision for income taxes was $0.3 million and $0.5 million, respectively. The provision in each period primarily related to the gain on the fair value change of our Eligard related contingent consideration and income taxes associated with our mix of income allocable to our activities in the U.S.

During the three and six months ended June 30, 2013, the provision for income taxes on discontinued operations was $0.2 million and $0.2 million, respectively. The provision in each period primarily relates to the drawdown of a prepaid tax asset that was recorded in a prior year in connection with the intercompany transfer of certain intellectual property and the subsequent sale of such technology to Mati in April 2013. The provisions for income taxes on discontinued operations also reflects that we have insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations.

During the three and six months ended June 30, 2012, the provision for income taxes on discontinued operations was $0.1 million and $0.2 million, respectively. The provisions in each period primarily reflected the existence of insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations and our mix of income allocable to our activities in the U.S.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and six months ended June 30, 2013 and 2012.

The net deferred tax asset of $0.6 million as of June 30, 2013 was largely the result of contingent consideration, and other temporary differences against which a valuation allowance was not applied.

As of June 30, 2013, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

As at June 30, 2013, our cash resources, working capital, cash from divestitures, cash collected from contingent consideration, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, and restructuring and change in control obligations.

However, factors that may affect our future capital availability or requirements may include: returns of capital to shareholders, including future share repurchases; the status of competitors and their intellectual property rights; levels of future sales of Eligard and our receipt of contingent consideration under the QLT USA stock purchase agreement with Tolmar; levels of future sales of Visudyne and receipt of contingent consideration under the Valeant Agreement; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; our ability to establish collaborative arrangements with other organizations; and the pursuit of future financial and/or strategic alternatives.

There is no guarantee that our future liquidity and capital resources will be sufficient to service our operating needs and financial obligations. In this event, our business could be materially and adversely affected and the Company would be required to seek other financing alternatives.

Sources and Uses of Cash

We finance operations, product development and capital expenditures primarily through existing cash and contingent consideration received from previous asset sales and interest income.

During the three months ended June 30, 2013, we used $6.4 million of cash in operations compared to $11.2 million for the same period in 2012. The $4.8 million positive cash flow variance was primarily attributable to the following:

•	A positive operating cash flow variance from lower operational spending of $14.9 million resulting from our 2012 restructuring initiatives;

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $8.0 million, resulting from our 2012 divestiture of our Visudyne business to Valeant;

•	A negative operating cash flow variance from higher spending on restructuring costs of $1.8 million; and

•	A negative operating cash flow variance from a decrease of $0.3 million in other income.

During the three months ended June 30, 2013, cash flows provided by investing activities primarily consisted of $7.0 million of contingent consideration received in connection with our previous sale QLT USA (see the Sale of Assets and Discontinued Operations—Eligard section above for additional information); and $0.8 million of proceeds related to our recent sale of our PPDS Technology (see the Sale of Assets and Discontinued Operations—Punctal Plug Delivery Program section above for additional information).

During the three months ended June 30, 2013, cash used in financing activities included the $200.0 million Cash Distribution to shareholders, which was partially offset by $3.6 million of cash received in connection with the issuance of common shares related to the exercise of stock options.

For the six months ended June 30, 2013, we used $15.7 million of cash in operations compared to $22.9 million for the same period in 2012. The $7.2 million positive cash inflow variance was primarily attributable to the following:

•	A positive operating cash flow variance from lower operational spending of $27.3 million;

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $16.1 million, resulting from our 2012 divestiture of our Visudyne business to Valeant;

•	A negative operating cash flow variance from higher spending on restructuring costs of $2.7 million; and

•	A negative operating cash flow variance from a decrease of $1.3 million in other income.

During the six months ended June 30, 2013, cash flows provided by investing activities consisted of $16.6 million of contingent consideration received in connection with our previous sale of QLT USA, $0.8 million of proceeds related to our sale of our PPDS Technology, and $0.2 million of proceeds from the sale of certain assets and property, plant and equipment, that was previously designated as held-for-sale.

During the six months ended June 30, 2013, cash flows used in financing activities included the $200.0 million Cash Distribution to shareholders, $14.1 million of cash used to repurchase common shares, including share repurchase costs, partially offset by $8.3 million of cash received for the issuance of common shares related to the exercise of stock options.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2013, we had $103.2 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 18 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at June 30, 2013, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

The functional currency of QLT Inc. and its U.S. subsidiaries is the U.S. dollar and, therefore, our U.S. dollar-denominated cash and cash equivalents holdings do not result in foreign currency gains or losses in operations. To the extent that QLT Inc. holds a portion of its monetary assets and liabilities in Canadian dollars, we are subject to translation gains and losses. These translation gains and losses are included in operations for the period.

At June 30, 2013, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

Our material contractual obligations as of June 30, 2013 consist of our clinical and development agreements. Since 2008, we have had an operating lease commitment under our five year lease term with Discovery Parks Holdings Ltd., an affiliate of Discovery Parks Trust, for approximately 67,000 square feet of office and laboratory space in Vancouver, British Columbia, Canada. On March 1, 2013, we entered into an amendment to our lease to extend the term for an additional two years commencing September 1, 2013 and reduced the leased space to approximately 20,000 square feet. We also have operating lease commitments in the U.S. for certain office space, office equipment and vehicles, which are expected to terminate by the end of the year. Details of these contractual obligations are described in our 2012 Annual Report.

Off-Balance Sheet Arrangements

In connection with the sale of assets and businesses; we provide indemnities related to certain matters; including product liability, patent infringement, and contract breach and misrepresentation. We also provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to certain threshold amounts, specified claims periods and other restrictions and limitations.

Except as described above and the contractual arrangements described in the Contractual Obligations section above, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Outstanding Share Data

On April 25, 2013, the Company’s board of directors amended and restated the QLT 2000 Incentive Stock Plan (the “Plan”) to increase the number of shares of the Company’s common stock, without par value, available for grant under the Plan from 7,800,000 to 11,800,000 and to make certain other amendments to the Plan, including to permit the granting of restricted stock units (“RSU’s”) under the Plan. The amendment and restatement of the Plan was subject to shareholder approval, which was obtained on June 14, 2013.

On July 15, 2013, the Board of Directors granted an aggregate of 862,000 stock options to employees, 100,000 stock options to directors, and 48,000 RSU’s to directors under the Plan, and 88,000 deferred share units (“DSU’s”) to directors under the DDSU Plan. The stock options vest and become exercisable in thirty-six (36) successive and equal monthly installments beginning on the one-month anniversary of the date of grant and have an exercise price of CAD $4.54 per share, which is equal to the closing price of the Company’s common shares on the Toronto Stock Exchange on the date of grant. The RSU’s vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share. The DSU’s vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the date of grant. A vested DSU is convertible into cash only (i.e. no shares are issued), and is automatically converted after the director ceases to be a member of the Board unless the director is removed from the Board for just cause.

On July 29, 2013, the Company filed a registration statement to register the issuance of up to 4,000,000 additional shares of Common Stock that may be issued under the Plan as a result of the amendment to the Plan.

As of July 29, 2013, there were 51,081,878 common shares issued and outstanding totalling $466.2 million in share capital. As of July 29, 2013, we had 1,076,549 stock options outstanding (of which 56,799 were exercisable) at a weighted average exercise price of CAD $4.80 per share. Each stock option is exercisable for one common share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Significant estimates are used for, but not limited to, the fair value of contingent consideration, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2012 Annual Report.

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

The following factors, among others, including those described in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), as amended in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Q1 2013 Quarterly Report”) and Item 1A. Risk Factors in Part II of this Quarterly Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

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

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Board’s Executive Transition Committee, which functions as our principal executive officer, and our Chief Financial Officer. Our Executive Transition Committee and our Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Executive Transition Committee (functioning as our principal executive officer) and Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

No change was made to our internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our 2012 Annual Report, as amended in our Q1 2013 Quarterly Report and this Quarterly Report.

ITEM 1A.	RISK FACTORS

Other than the amendment and restatement of the risk factors below concerning our available funds following our $200 million special cash distribution to shareholders in June 2013 and the resulting impact of the completion of the Cash Distribution on the future volatility of our stock price, management believes that there have been no material changes to the Company’s risk factors as reported in Item 1A of our 2012 Annual Report, as amended in our Q1 2013 Quarterly Report and this Quarterly Report.

The risks described below and in our 2012 Annual Report and our Q1 2013 Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

We no longer generate revenues from continuing operations and continue to incur operating expenses. In order to fund our operations, we may need additional capital in the future, and our prospects for obtaining it are uncertain.

Although our divestment of non-core assets in 2008 and 2009 and our sale of the assets related to Visudyne in September 2012 and our assets related to our PPDS Technology in April 2013 generated significant cash, we no longer generate revenues from the sale of products and we will not generate any revenues from our products in development until such time, if ever, that they are approved for sale. In June 2013, we completed a special cash distribution to our shareholders in the amount of $200.0 million, by way of a reduction of paid-up capital of the Company’s common shares, which has significantly reduced our cash resources. Going forward we will continue to incur operating expenses and, as a result, may not be able fund our operations or any anticipated growth beyond the near term. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, and, if we are unable to obtain additional funding, may adversely affect our ability to operate as a going concern. The amount required to fund our operating expenses will depend on many factors, including the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including out-licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long-term or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.

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

The market prices for securities of biotechnology companies, including QLT, have been and are likely to continue to be volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:

•	results of our research and development programs;

•	issues with the safety or effectiveness of our product candidates;

•	announcements related to our strategic restructuring;

•	announcements of technological innovations or new products by us or our competitors;

•	litigation commenced against us;

•	regulatory developments or delays concerning our products;

•	quarterly variations in our financial results; and

•	the timing and amounts of contingent consideration paid to us by third parties.

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

QLT Inc. (Registrant)

Date: August 1, 2013	By:	/s/ Jeffrey Meckler
Jeffrey Meckler
Chairman, Executive Transition Committee
(Principal Executive Officer)

Date: August 1, 2013	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.70†

Amended and Restated QLT 2000 Incentive Stock Plan (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on May 22, 2013).

10.71*†	Form of Amended and Restated 2000 Incentive Stock Plan Employee Stock Option Award.

10.72*†	Form of Amended and Restated 2000 Incentive Stock Plan Director Stock Option Award.

10.73*†	Form of Amended and Restated 2000 Incentive Stock Plan Restricted Stock Unit Award.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”):

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

* Filed herewith

† Denotes executive compensation plans or arrangements