Form 10-Q
period 2013-09-30
QLT INC/BC
filed 2013-11-07
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-17082

QLT INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 - 887 Great Northern Way, Vancouver, B.C., Canada	V5T 4T5
(Address of principal executive offices)	(Zip code)

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

As of November 5, 2013, the registrant had 51,081,878 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

ITEM		PAGE
	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2013 and year ended December 31, 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
4.	CONTROLS AND PROCEDURES	31

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS	32
1A.	RISK FACTORS
6.	EXHIBITS	32

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars)	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$114,086	$307,384
Restricted cash (Notes 6, 8, 9)	—	7,500
Accounts receivable	755	3,960
Contingent consideration—current (Notes 6, 9)	40,557	41,255
Income taxes receivable	404	554
Deferred income tax assets—current	316	644
Assets held for sale (Note 8)	—	300
Prepaid and other	1,705	1,442

Total current assets	157,823	363,039

Property, plant and equipment	2,180	2,655
Deferred income tax assets—non-current	195	370
Contingent consideration—non-current (Notes 6, 9)	9,569	35,154

Total assets	169,767	401,218

LIABILITIES
Current liabilities
Accounts payable	3,924	6,121
Accrued liabilities (Note 2)	1,407	2,515
Accrued restructuring charge (Note 5)	249	1,933
Deferred income	—	456

Total current liabilities	5,580	11,025

Uncertain tax position liabilities	1,874	1,875

Total liabilities	7,454	12,900

SHAREHOLDERS’ EQUITY
Share capital (Note 4)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding	466,229	471,712
Common shares
September 30, 2013 – 51,081,878 shares
December 31, 2012 – 51,589,405 shares
Additional paid-in capital	95,524	296,024
Accumulated deficit	(502,409)	(482,387)
Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	162,313	388,318

Total shareholders’ equity and liabilities	$169,767	$401,218

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars except share and per share information)	2013	2012	2013	2012
Expenses
Research and development	$5,243	$5,639	$13,715	$19,621
Selling, general and administrative	1,676	2,669	5,568	12,648
Depreciation	230	238	717	927
Restructuring charges (Note 5)	354	11,402	1,847	11,402

	7,503	19,948	21,847	44,598

Operating loss	(7,503)	(19,948)	(21,847)	(44,598)

Investment and other income
Net foreign exchange (losses) gains	(54)	65	(36)	(84)
Interest income	39	59	175	147
Fair value change in contingent consideration (Notes 6, 9)	71	2,840	1,904	6,432
Other gains	64	21	100	102

	120	2,985	2,143	6,597

Loss from continuing operations before income taxes	(7,383)	(16,963)	(19,704)	(38,001)

(Provision for) Recovery of income taxes (Note 7)	(109)	4,345	(434)	3,798

Loss from continuing operations	(7,492)	(12,618)	(20,138)	(34,203)

Income from discontinued operations, net of income taxes (Note 8)	96	94,078	116	89,082

Net (loss) income and comprehensive (loss) income	(7,396)	$81,460	(20,022)	$54,879

Basic and diluted net (loss) income per common share (Note 10)
Continuing operations	$(0.15)	$(0.25)	$(0.40)	$(0.69)
Discontinued operations	$0.00	$1.86	$0.00	$1.80

Net (loss) income per common share	$(0.14)	$1.61	$(0.39)	$1.11

Weighted average number of common shares outstanding (thousands)
Basic and diluted	51,082	50,600	50,851	49,592

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2013	2012	2013	2012
Cash used in operating activities
Net (loss) income and comprehensive (loss) income	$(7,396)	$81,460	$(20,022)	$54,879
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	230	238	717	1,017
Stock-based compensation and restricted stock based compensation	137	140	279	5,692
Unrealized foreign exchange (gains) losses	69	(151)	204	94
Deferred income taxes	108	949	566	1,600
Write-down of property, plant and equipment	—	1,056	—	1,056
Recovery on assets held for sale	(37)	—	(212)	—
Gain on sale of discontinued operations (Note 8)	—	(101,381)	(743)	(101,381)
Gain on sale of property, plant and equipment	(4)	—	(4)	—
Fair value change in contingent consideration (Notes 6, 9)	761	—	1,249	—
Changes in non-cash operating assets and liabilities
Accounts receivable	(47)	(787)	2,158	500
Inventories	—	1,318	—	361
Prepaid and other	690	1,482	(264)	414
Accounts payable	486	2,195	(2,003)	2,701
Income taxes receivable / payable	204	—	146	(297)
Accrued liabilities	203	150	(1,158)	(2,895)
Accrued restructuring	(436)	2,838	(1,633)	2,838

	(5,032)	(10,493)	(20,720)	(33,421)

Cash provided by investing activities
Net proceeds from sale of property, plant and equipment and assets held for sale	30	25	239	25
Net proceeds from sale of discontinued operations (Note 8)	7,502	101,430	8,252	101,430
Purchase of property, plant and equipment	(129)	(205)	(129)	(900)
Net proceeds from sale of other assets	—	—	—	250
Proceeds from mortgage receivable	—	—	—	5,874
Proceeds from contingent consideration (Notes 6, 9)	8,483	6,457	25,035	19,841

	15,886	107,707	33,397	126,520

Cash (used in) provided by financing activities
Common shares repurchased, including fees	—	—	(14,079)	—
Cash distribution paid to common shareholders (Note 4(a))	—	—	(200,000)	—
Issuance of common shares	—	7,416	8,317	9,404

	—	7,416	(205,762)	9,404

Effect of exchange rate changes on cash and cash equivalents	52	258	(213)	121

Net increase (decrease) in cash and cash equivalents	10,906	104,888	(193,298)	102,624
Cash and cash equivalents, beginning of period	103,180	203,333	307,384	205,597

Cash and cash equivalents, end of period	$114,086	$308,221	$114,086	$308,221

Supplementary cash flow information:
Interest paid	$—	$—	$—	$—
Income taxes paid	—	1	1	391

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(1)	Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2012	48,927,742	$458,118	$296,003	$(528,085)	$102,969	$329,005
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	4,408,867	29,666	(8,257)			21,409
Stock-based compensation			5,902			5,902
Common share repurchase	(1,747,204)	(16,072)	2,376			(13,696)
Net income and comprehensive income				45,698		45,698

Balance at December 31, 2012	51,589,405	471,712	296,024	(482,387)	102,969	388,318
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	631,685	5,072	(1,411)			3,661
Stock-based compensation			48			48
Common share repurchase	(1,691,479)	(15,461)	1,982			(13,479)
Net loss and comprehensive loss				(6,427)		(6,427)

Balance at March 31, 2013	50,529,611	461,323	296,643	(488,814)	102,969	372,121
Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	552,267	4,906	(1,350)			3,556
Stock-based compensation			94			94
Cash distribution to common shareholders at $3.92 per share (Note 4(a))			(200,000)			(200,000)
Net loss and comprehensive loss				(6,199)		(6,199)

Balance at June 30, 2013	51,081,878	$466,229	$95,387	$(495,013)	$102,969	$169,572
Stock-based compensation			122			122
Restricted stock compensation			15			15
Net loss and comprehensive loss				(7,396)		(7,396)

Balance at September 30, 2013	51,081,878	$466,229	$95,524	$(502,409)	$102,969	$162,313

(1)

At September 30, 2013 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments resulting from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at September 30, 2013, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

The results of operations relating to our PPDS Technology and Visudyne business have been excluded from continuing operations and reported as discontinued operations for the current and prior periods. See Note 8 — Discontinued Operations and Assets Held for Sale.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates include, but are not limited to, contingent consideration measured at fair value, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

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

The results of operations, including the gain on disposal for businesses that are classified as held for sale, are excluded from continuing operations and reported as discontinued operations for all periods presented. Other than the provision of certain transition services described in Note 8—Discontinued Operations and Assets Held for Sale, we have not had and do not expect to have any significant continued involvement with the Visudyne business or the PPDS Technology following their sale. Amounts billed to Valeant and Mati in connection with the provision of these transition services are included within discontinued operations.

Stock-Based Compensation

ASC topic 718 requires stock-based compensation expense, which is measured at fair value on the grant date, to be recognized in the statement of operations over the period in which a grantee is required to provide services in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards as well as previously granted awards which are modified, repurchased or cancelled after the adoption date. We recognize stock based compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary terminations and trends of actual option forfeitures.

The Company has a Directors’ Deferred Share Unit Plan (“DDSU Plan”) for our directors. We recognize compensation expense for Deferred Share Units (“DSU’s”) based on the market price of the Company’s stock. A vested DSU is convertible to cash only. The financial obligations related to the future settlement of these DSU’s are recognized as compensation expense and accrued liabilities as the DSU’s vest. Each reporting period, these obligations are revalued for changes in the market value of QLT’s common shares.

During the three months ended September 30, 2013, the Company issued Restricted Stock Units (“RSU’s”) to its directors as consideration for their provision of future services as directors (see Note 4(d)). Restricted stock based compensation expense is measured based on the fair value market price of QLT’s common shares on the grant date and is recognized over the requisite service period, which coincides with the vesting period. RSU’s can only be exchanged and settled for QLT’s common shares, on a one-to-one basis, upon vesting.

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

Contingent Consideration

Contingent consideration arising from the sale of QLT USA and our Visudyne business is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations. See Note 6—Contingent Consideration.

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed in accordance with the treasury stock method, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of common shares potentially issuable from outstanding stock options.

Fair Value of Financial Assets and Liabilities

The carrying values of cash and cash equivalents, trade receivables and payables, and contingent consideration approximate fair value. For cash and cash equivalents, trade receivables and trade payables, we estimate fair value using the market approach. For contingent consideration, we estimate fair value using the income approach. The fair values of our financial instruments reflect the amounts that would be received in connection with the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Recently Issued Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11—Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires companies to present an unrecognized tax benefit; or a portion of an unrecognized tax benefit; as a reduction to a deferred tax asset for a net operating loss, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. This update is effective prospectively for interim and annual periods beginning after December 31, 2013, with early adoption permitted. Retrospective application is also permitted. Management is currently assessing the impact of ASU No. 2013-11 on the Company’s consolidated financial statements.

2. ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2013	December 31, 2012
Compensation(1)	$1,062	$2,270
Directors’ Deferred Share Units compensation (“DDSU”)	180	96
Other	165	$149

	$1,407	$2,515

(1)	The decrease in the accrued compensation liability is primarily due to the pay-out of employee bonuses during the nine months ended September 30, 2013.

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

The Facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At September 30, 2013 and December 31, 2012, no collateral has been pledged as security for this facility given that we do not have any foreign exchange transactions outstanding.

4. SHARE CAPITAL

(a) Cash Distribution

On June 27, 2013, we completed a $200.0 million special cash distribution, by way of a reduction of the paid-up capital of the Company’s common shares (the “Cash Distribution”). The Cash Distribution was approved by the Company’s shareholders at QLT’s annual and special shareholder’s meeting on June 14, 2013. All shareholders of record as at June 24, 2013 (the “Record Date”) were eligible to participate in the Cash Distribution and received a payment of approximately $3.92 per share based upon the 51,081,878 common shares issued and outstanding on the Record Date.

(b) Share Repurchase Program

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, which represented 10% of our public float as of September 26, 2012. The bid was completed in March 2013. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with applicable regulatory requirements. All common shares repurchased were cancelled. Total purchases under this program were 3,438,683 common shares at an average price of $7.86 per share, for a total cost of $27.0 million.

(c) Stock Options

On April 25, 2013, the Company’s board of directors amended and restated the QLT 2000 Incentive Stock Plan (the “Plan”) to increase the number of shares of the Company’s common stock, without par value, available for grant under the Plan from 7,800,000 to 11,800,000 and to make certain other amendments to the Plan. The amendment and restatement of the Plan was subject to shareholder approval, which was obtained on June 14, 2013. On July 29, 2013, the Company filed a registration statement to register the issuance of up to 4,000,000 additional common shares that may be issued under the Plan as a result of the amendment to the Plan.

On July 15, 2013, the Board of Directors granted an aggregate of 862,000 stock options to employees and 100,000 stock options to directors. The stock options vest and become exercisable in thirty-six (36) successive and equal monthly installments beginning on the one-month anniversary of the date of grant and have an exercise price of CAD $4.54 per share, which is equal to the closing price of the Company’s common shares on the Toronto Stock Exchange on the date of grant.

We used the Black-Scholes option pricing model to estimate the value of the options at each grant date. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our stock options. We used the following weighted average assumptions (no dividends are assumed) to value the 962,000 stock options on the July 15, 2013 grant date:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Annualized volatility	46.1%	—	46.1%	46.8%
Risk-free interest rate	2.1%	—	2.1%	1.0%
Expected life (years)	6.5	—	6.5	3.8

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2013 was CAD $2.18 (three months ended September 30, 2012—$nil; nine months ended September 30, 2012—CAD $2.55).

The impact on our results of operations of recording stock-based compensation for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2013	2012	2013	2012
Research and development	$77	$39	$171	$1,503
Selling, general and administrative	45	40	90	1,764
Discontinued operations	—	61	3	2,425

Stock-based compensation expense before income taxes	122	140	264	5,692
Related income tax benefits	—	(5)	—	(537)

Stock-based compensation, net of income taxes	$122	$135	$264	$5,155

As at September 30, 2013, 959,249 stock options were unvested (December 30, 2012—143,965). As at September 30, 2013, the total estimated unrecognized compensation cost related to unvested stock options and the expected and weighted average periods over which such costs are expected to be recognized is as follows:

September 30, 2013
Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$1,786
Expected period of recognition of compensation cost (in months)	36
Expected weighted average period of compensation cost to be recognized (in years)	2.72

We issue new common shares upon exercise of stock options. The intrinsic value of stock options exercised and the related cash from exercise of stock options during the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2013	2012	2013	2012
Intrinsic value of stock options exercised	$—	$6,199	$2,142	$7,858
Cash from exercise of stock options	—	9,302	7,217	11,293

(d) Deferred Share Units

On July 15, 2013, 88,000 DSU’s were issued to directors in accordance with the terms of the DDSU Plan. The DSU’s vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the date of grant. A vested DSU can only be settled by conversion to cash (no share is issued), and is automatically converted after the director ceases to be a member of the Board unless the director is removed from the Board for just cause.

No cash payments were made under the DDSU Plan during the three and nine months ended September 30, 2013. On June 4, 2012, a new board of directors was elected at the Company’s annual shareholders’ meeting. As a result, upon departure of the previous board of directors, $2.5 million was paid out to these former directors during the nine months ended September 30, 2012 in accordance with the terms of the DDSU Plan.

The impact on our results of operations of recording DSU compensation for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2013	2012(1)	2013	2012(1)
Research and development	$22	$11	$33	$232
Selling, general and administrative	37	27	56	536

Deferred share unit compensation expense	59	38	89	768

(1)

The DSU compensation for the nine months ended September 30, 2012 includes a $0.3 million charge related to the accelerated vesting of 42,500 DSU’s held by the previous board of directors as a result of the election of a new board of directors at the Company’s annual shareholders’ meeting on June 4, 2012 and the consequent departure of the previous board of directors.

(e) Restricted Stock Units

On July 15, 2013, 48,000 RSU’s were issued to directors under the Plan in consideration of their provision of future services as directors. The RSU’s vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

Restricted stock based compensation expense was measured at fair value based on the CAD $4.54 market price of QLT’s common shares on the July 15, 2013 grant date. The weighted average grant date fair value of the RSU’s during the three and nine months ended September 30, 2013 was therefore CAD $4.54. The full cost of the restricted stock based compensation expense will be recognized over the three year vesting period, which is the requisite service period. During the three and nine months ended September 30, 2013, we recognized $0.02 million of restricted stock based compensation expense as follows:

	Three months ended September 30,	Nine months ended September 30,
(In thousands of U.S. dollars)	2013	2013
Research and development	$6	$6
Selling, general and administrative	9	9

Restricted stock unit compensation expense	$15	$15

As at September 30, 2013, 48,000 RSU’s remain unvested. As at September 30, 2013, the total estimated unrecognized compensation cost related to RSU’s was $0.2 million and the weighted average periods over which such costs are expected to be recognized is 2.79 years.

5. RESTRUCTURING CHARGE

In July 2012 we restructured our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees have been affected by the restructuring to date. Severance and support provisions have been made to assist these employees with outplacement. During the year ended December 31, 2012, we recorded $16.9 million of restructuring charges of which $3.1 million was included in discontinued operations. During the three and nine months ended September 30, 2013, we recorded further restructuring charges of $0.4 million and $1.8 million, respectively. Subsequent to September 30, 2013, we expect to record minimal additional restructuring charges related to severance, termination benefits and outplacement support, as we complete final activities associated with this restructuring.

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Asset Write-downs	Contract Termination Costs(2)	Other	Total
Restructuring charge	$13,016		$834		$13,850
Foreign exchange	20				20
Cash payments	(13,243)		(718)		(13,961)
Discontinued operations	1,561	1,056	463		3,080
Non-cash portion		(1,056)			(1,056)

Balance at December 31, 2012	1,354	—	579	—	1,933
Restructuring charge	571		251		822
Foreign exchange	(47)				(47)
Cash payments	(663)		(356)		(1,019)
Discontinued operations	121	(153)	47		15
Non-cash portion		153			153

Balance at March 31, 2013	1,336	—	521	—	1,857
Restructuring charge	668		3		671
Foreign exchange	(24)				(24)
Cash payments	(1,605)		(322)		(1,927)
Discontinued operations	11	(22)	78		67
Non-cash portion		22			22

Balance at June 30, 2013	386	—	280	—	666
Restructuring charge	244		8	101	353
Foreign exchange	20				20
Cash payments	(468)		(211)	(42)	(721)
Discontinued operations	(18)	(37)	(51)		(106)
Non-cash portion		37			37

Balance at September 30, 2013	$164	$—	$26	$59	$249

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space.

6. CONTINGENT CONSIDERATION

Related to the Sale of QLT USA, Inc.

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”) to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement with Tolmar, we received $20.0 million on closing and $10.0 million on October 1, 2010 and we are entitled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas

Pharma Europe Ltd., for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as Contingent Consideration on our Condensed Consolidated Balance Sheet and represents a non-cash investing activity. We are entitled to these payments until the earlier of our receipt of $200.0 million of such royalties or October 1, 2024.

During the three months ended September 30, 2013, proceeds received from the collection of the contingent consideration totaled $9.3 million (three months ended September 30, 2012—$9.3 million). Approximately $8.5 million of these proceeds have been reflected as cash provided by investing activities in the Condensed Consolidated Statements of Cash Flows (three months ended September 30, 2012—$6.5 million). The remaining $0.8 million of proceeds (three months ended September 30, 2012—$2.8 million) was recognized as the fair value increase in contingent consideration on the Condensed Consolidated Statement of Operations and Comprehensive Loss and is therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the Condensed Consolidated Statements of Cash Flows.

During the nine months ended September 30, 2013, proceeds received from the collection of the contingent consideration totaled $28.2 million (nine months ended September 30, 2012—$26.3 million). Approximately $25.0 million of these proceeds has been reflected as cash provided by investing activities in the Condensed Consolidated Statements of Cash Flows (nine months ended September 30, 2012—$19.8 million). The remaining $3.2 million (nine months ended September 30, 2012—$6.5 million) of proceeds were recognized as the fair value change in contingent consideration on the Condensed Consolidated Statement of Operations and Comprehensive Loss and is therefore reflected in the net loss line as part of the cash used in operating activities in the Condensed Consolidated Statements of Cash Flows.

As of September 30, 2013, we have received an aggregate $151.4 million (December 31, 2012—$123.3 million) of Eligard related contingent consideration and expect to receive the remaining $48.6 million (December 31, 2012—$76.7 million) on a quarterly basis over approximately the next two years.

Related to the Sale of Visudyne

On September 24, 2012, we completed the sale of our Visudyne business to Valeant. Pursuant to the Valeant Agreement, we received a payment of $112.5 million at closing, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus lasers in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the United States Food and Drug Administration (the “FDA”).

On September 26, 2013, the FDA approved the premarket approval application (PMA) supplement for the Qcellus laser and on October 10, 2013, we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with regard to the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full or in a timely manner.

As a result of the dispute, during the three and nine months ended September 30, 2013, we recorded a $0.8 million decrease in the fair value of our contingent consideration pertaining to the Laser Earn-Out Payment to reflect the increased uncertainty related to collection risk. As at September 30, 2013, the $4.0 million estimated fair value of the $20.0 million of aggregate potential contingent payments represents the fair value of the $5.0 million Laser Earn-Out Payment net of $1.0 million of potential collection costs to account for the increased uncertainty related to collection risk. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement and is currently valued at nil, is based on historical sales, pricing, and foreign exchange data as well as expected competition and current exchange rates. The estimated $4.0 million is reflected as contingent consideration on our Condensed Consolidated Balance Sheet and represents a non-cash investing activity.

We received no proceeds related to the collection of the contingent consideration for the sale of Visudyne during the three and nine months ended September 30, 2013. In addition to the $0.8 million fair value decrease described above, during the nine months ended September 30, 2013 we also recorded a net $0.5 million decrease in the fair value of our contingent consideration related to a revision in our estimate of potential future net royalties owing.

The above contingent consideration payments related to the sale of QLT USA and our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 8—Discontinued Operations and Assets Held for Sale and Note 9—Financial Instruments and Concentration of Credit Risk.

7. INCOME TAXES

During the three and nine months ended September 30, 2013, the provision for income taxes was $0.1 million and $0.4 million, respectively. The provision in each period primarily relates to the current period gain on the fair value change of our Eligard related contingent consideration. In addition, the provisions also reflect that we have insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the three and nine months ended September 30, 2012, we recorded net income tax recoveries of $4.3 million and $3.8 million, respectively. The recovery in each period primarily related to the recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of Visudyne to Valeant during the three months ended September 30, 2012, we benefited from a portion of our operating losses from continuing operations.

During the three and nine months ended September 30, 2013, the provision for income taxes related to discontinued operations was nil and $0.2 million, respectively. The provision during the nine months ended September 30, 2013 primarily relates to the drawdown of a prepaid tax asset that was recorded in a prior year in connection with the intercompany transfer of certain intellectual property and the subsequent sale of such technology to Mati in April 2013. The provisions for income taxes on discontinued operations also reflects that we have insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations.

During the three and nine months ended September 30, 2012, the provision for income taxes related to discontinued operations was $5.3 million and $5.5 million, respectively. The provision in each period primarily related to the recognition of the tax cost of utilizing the tax shield associated with our operating losses realized from continuing operations. The provision in each period also reflected that substantially all of the remaining balance of the tax impact of the gain on sale from discontinued operations was offset by tax basis and other tax attributes (e.g. loss carryforwards) which previously had a valuation allowance.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and nine months ended September 30, 2013 and 2012.

8. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On September 24, 2012, we completed the sale of our Visudyne® business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing and are also eligible to receive additional contingent consideration as follows: (i) up to $5.0 million for the Laser Earn-Out Payment relating to the receipt of the Laser Registration (see Note 6—Contingent Consideration and Note 11—Subsequent Events in the Notes to the Unaudited Condensed Consolidated Financial Statements for further information); (ii) up to $15.0 million in contingent payments relating to royalties on sales of Visudyne under the Novartis Agreement or from other third party sales of Visudyne outside of the U.S.; and (iii) a royalty on net sales of new indications for Visudyne, if any should be approved. In accordance with the terms of the Valeant Agreement, $7.5 million of the purchase price was held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. These funds were released from escrow to us on September 26, 2013. As such, the $7.5 million has been reclassified from Restricted Cash to Cash and Cash Equivalents on our Consolidated Balance Sheet as at September 30, 2013. Following the divestiture, we did not have significant continuing involvement in the operations or cash flows of the Visudyne business other than the provision of certain transition services to Valeant pursuant to our transition services agreement with Valeant. The activities related to transition services were complete as at August 31, 2013.

On April 3, 2013, we completed the sale of our PPDS Technology to Mati pursuant to the terms of the Mati Agreement. Prior to the completion of the sale, Mati purchased an exclusive option to acquire the assets related to our PPDS Technology in exchange for $0.5 million. We recognized the $0.5 million over the stipulated 90 day option term in discontinued operations due to a continuing performance obligation related to the maintenance of the related intellectual property. In accordance with the terms of the Mati Agreement, we received an additional payment of approximately $0.7 million upon closing. Furthermore, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. Under the terms of the Mati Agreement, we do not have any significant ongoing involvement in the operations or cash flows related to the PPDS Technology other than minor transition services which we have agreed to provide. The activities related to transition services were complete as at September 30, 2013.

The results of operations relating to both our PPDS Technology and our Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented. In addition, as at December 31, 2012, approximately $0.3 million of property, plant and equipment related to our former PPDS Technology and Visudyne business were reclassified as held for sale for disclosure purposes in the Consolidated Balance Sheets. As at September 30, 2013, these assets have been sold.

Operating results of our PPDS Technology and our Visudyne business included in discontinued operations are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2013	2012	2013	2012
Total revenues	$—	$8,490	$—	$25,470
Recovery on (write-down of) assets held for sale (1)	37	(1,211)	212	(1,211)
Operating pre-tax income (loss)	83	(2,004)	(391)	(6,805)
Gain on sale of discontinued operations	—	101,381 (3)	743 (2)	101,381 (3)

Pre-tax income (loss) (4)	83	99,377	352	94,576

Recovery of (provision for) income taxes	13	(5,299)	(236)	(5,494)

Net (loss) income from discontinued operations	$96	$94,078	$116	$89,082

(1)	Relates to an increase in fair value on previously impaired equipment in connection with the sale of our PPDS Technology to Mati.
(2)

During the nine months ended September 30, 2013, the net gain of $0.7 million represents total proceeds of $1.2 million related to the sale of our PPDS Technology to Mati in April 2013, net of $0.3 million of related transaction costs and the $0.2 million carrying value of certain equipment sold, which was previously classified as held for sale.

(3)	During the three and nine months ended September 30, 2012, the net gain of $101.4 million relates to the gain on the sale of our Visudyne business to Valeant in September 2012.
(4)

The results for the three and nine months ended September 30, 2013 includes operating pre-tax income of $0.1 million and operating pre-tax losses of $0.3 million, respectively related to our PPDS Technology. However, the three and nine months ended September 30, 2012 includes $5.3 million and $18.2 million of pre-tax operating losses related to our PPDS Technology, respectively. The remaining amounts relate to Visudyne.

9. FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, restricted cash, contingent consideration and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Carrying Value September 30, 2013	Fair Value Measurements at September 30, 2013
(In thousands of U.S. dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$114,086	$114,086	$—	$—
Contingent consideration(1)	50,126	—	—	50,126

Total	$164,212	$114,086	$—	$50,126

	Carrying Value December 31, 2012	Fair Value Measurements at December 31, 2012
(In thousands of U.S. dollars)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$307,384	$307,384	$—	$—
Restricted cash	7,500	7,500	—	—
Contingent consideration(1)	76,409	—	—	76,409

Total	$391,293	$314,884	$—	$76,409

(1)

To estimate the fair value of contingent consideration we use a discounted cash flow model based on estimated timing and amount of future cash flows. As at September 30, 2013, and December 31, 2012, we discounted the future cash flows using cost of capital rates of 9% and 8%, respectively, for the contingent consideration related to the Eligard and Visudyne royalties and 2.0% and 3.5%, respectively, for the contingent consideration related to the Laser Registration, determined by management after considering available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration related to the sale of QLT USA would decrease by $0.2 million, from $46.2 million to $45.9 million, and the contingent consideration related to the sale of our Visudyne business would decrease by a negligible amount. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration related to the sale of QLT USA would decrease by $0.2 million, from $46.2 million to $46.0 million. If estimated future sales of Visudyne were to decrease by 10%, the contingent consideration related to the sale of our Visudyne business would decrease by a negligible amount.

The following table represents a reconciliation of our asset (contingent consideration) measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA	Related to Sale of Visudyne	Total
Balance at January 1, 2012	$99,947	$—	$99,947
Transfers / Additions to Level 3	—	5,364	5,364
Settlements	(37,117)	—	(37,117)
Fair value change in contingent consideration	8,365	(150)	8,215

Balance at December 31, 2012	71,195	5,214	76,409
Transfers / Additions to Level 3	—	—	—
Settlements	(10,863)	—	(10,863)
Fair value change in contingent consideration	1,307	(512)	795

Balance at March 31, 2013	61,639	4,702	66,341
Transfers / Additions to Level 3	—	—	—
Settlements	(8,009)	—	(8,009)
Fair value change in contingent consideration	1,014	24	1,038

Balance at June 30, 2013	$54,644	$4,726	$59,370
Transfers / Additions to Level 3	—	—	—
Settlements	(9,315)	—	(9,315)
Fair value change in contingent consideration	832	(761)	71

Balance at September 30, 2013	$46,161	$3,965	$50,126 (1)

(1)	Comprised of $40.6 million as current portion of contingent consideration and $9.6 million as long-term portion of contingent consideration on the Consolidated Balance Sheet.

As at September 30, 2013 and December 31, 2012, we had no outstanding forward foreign currency contracts.

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

10. NET (LOSS) INCOME PER SHARE

The following table sets out the computation of basic and diluted net (loss) income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars, except share and per share data)	2013	2012	2013	2012
Numerator:
Loss from continuing operations	$(7,492)	$(12,618)	$(20,138)	$(34,203)
(Loss) income from discontinued operations, net of income taxes	96	94,078	116	89,082

Net (loss) income and comprehensive (loss) income	$(7,396)	$81,460	$(20,022)	$54,879

Denominator: (thousands)
Weighted average common shares outstanding	51,082	50,600	50,851	49,592
Effect of dilutive securities:
Stock options	—	—	—	—

Diluted weighted average common shares outstanding	51,082	50,600	50,851	49,592

Basic and diluted net (loss) income per common share
Continuing operations	$(0.15)	$(0.25)	$(0.40)	$(0.69)
Discontinued operations	$0.00	$1.86	$0.00	$1.80

Net (loss) income per common share	$(0.14)	$1.61	$(0.39)	$1.11

For the three and nine months ended September 30, 2013, 1,074,348 stock options (2012 – 3,513,012 stock options) were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive.

11. SUBSEQUENT EVENTS

Pursuant to the terms of the Valeant Agreement, we are eligible to receive a Laser Earn-Out Payment contingent on the receipt of the Laser Registration from the FDA. On September 26, 2013, the FDA approved the PMA supplement for the Qcellus laser and on October 10, 2013, we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full or in a timely manner. As such, during the three and nine months ended September 30, 2013, we recorded a $0.8 million decrease in the fair value of our contingent consideration pertaining to the Laser Earn-Out Payment to reflect the increased uncertainty related to collection risk. As at September 30, 2013, the Laser Earn-Out Payment has been recorded at its estimated fair value of $4.0 million, which reflects the $5.0 million Laser Earn-Out Payment net of $1.0 million of potential collection costs.

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

Overview

Corporate Restructuring

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors (the “Board”), we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, over the course of 2012 and 2013 we completed a significant reduction in our workforce of approximately 180 employees. Currently, our remaining employees are focused on the development of QLT091001.

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

Sales of Assets and Discontinued Operations

Visudyne®

In September 2012, in connection with the strategic restructuring, we sold our only commercial product, Visudyne, to Valeant Pharmaceuticals International, Inc. (“Valeant”). Pursuant to the asset purchase agreement between the Company and Valeant (the “Valeant Agreement”), we sold all of our assets related to our Visudyne business, including the Qcellus laser then under development by us, for $112.5 million in upfront consideration, contingent payments up to $20.0 million, and a royalty on net sales of new indications for Visudyne, if any should be approved. We are entitled to the contingent payments upon the achievement of certain milestones, including: (i) $5.0 million if receipt of the registration required for commercial sale of the Qcellus lasers in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015 and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”) and (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million received by Valeant under the license agreement with Novartis Pharma AG (“Novartis”), which we transferred to Valeant in connection with the sale, or from other third-party sales of Visudyne outside of the United States.

On September 26, 2013, the FDA approved the premarket approval application (PMA) supplement for the Qcellus laser and we have invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full or in a timely manner.

In connection with the sale of our Visudyne business, we entered into a transition services agreement with Valeant, pursuant to which we have been providing transition services to Valeant concerning most of the aspects of the Visudyne and Qcellus laser business. In the third quarter of 2013, we completed all of our transition services under our transition services agreement with Valeant, including with respect to Visudyne and the commercial sale of Visudyne, and with respect to obtaining FDA approval of the Qcellus laser through the PMA process.

Punctal Plug Delivery Program

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”), a development company founded by Robert Butchofsky, our former President and Chief Executive Officer. After a lengthy process of seeking a buyer for the PPDS Technology, on December 24, 2012, we granted Mati a 90-day exclusive option to acquire the PPDS Technology in exchange for $0.5 million. On April 3, 2013, following Mati’s exercise of the option, we entered into an asset purchase agreement with Mati and completed the sale of the PPDS Technology to Mati. Under the terms of our asset purchase agreement with Mati (the “Mati Agreement”), we received an additional payment of approximately $0.8 million at closing and are eligible to receive potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales.

Eligard

On October 1, 2009, we divested the Eligard line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”), for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of September 30, 2013, we had received an aggregate of $151.4 million of contingent consideration. While we expect to receive the full amount of contingent consideration in approximately the next two years, our continued receipt of contingent consideration under the stock purchase agreement is dependent upon sales of Eligard by Sanofi and Astellas, which could vary significantly due to competition, manufacturing difficulties and other factors.

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

Research and Development

Our research and development efforts are focused on QLT091001, an oral synthetic retinoid replacement therapy for 11-cis-retinal, a key biochemical component of the visual retinoid cycle.

We are currently evaluating QLT091001 for the treatment of Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Results from our initial Phase Ib clinical proof-of-concept study in patients with LCA and RP were reported for the 14 subject cohort of LCA patients in 2011 and for the 18 subject cohort of early-onset RP patients in March 2012. Dosing in our retreatment study in these subjects is now completed and follow-up of subjects is ongoing. The retreatment study was initiated in order to examine the safety, efficacy and tolerability of repeat dosing cycles of QLT091001 administered over seven days. We expect to complete our preliminary analysis of the data in the first quarter of 2014. We are also continuing our dialogue with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”) with respect to the design and protocol requirements for potential pivotal trials in LCA and RP patients.

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

RESULTS OF OPERATIONS

The following table sets out our net loss from operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars, except per share data)	2013	2012	2013	2012
Net (loss) income and comprehensive (loss) income	$(7,396)	$81,460	$(20,022)	$54,879
Basic and diluted net loss per common share	(0.14)	1.61	(0.39)	1.11

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

Research and development, or R&D, expenditures all relate to our synthetic retinoid program. For the three months ended September 30, 2013, R&D expenditures were $5.2 million compared to $5.6 million for the same period in 2012. The $0.4 million (7%) decrease was primarily due the impact of our 2012 R&D workforce reduction.

For the nine months ended September 30, 2013, R&D expenditures were $13.7 million compared to $19.6 million for the same period in 2012. The $5.9 million (30%) decrease was primarily due to: (i) $4.7 million of savings resulting from our 2012 workforce reduction and reduced spending on our synthetic retinoid program, as well as higher spending in 2012 related to the completion of certain early stage safety studies and manufacturing activities required to support our clinical studies; and (ii) the $1.2 million impact of the accelerated vesting of certain stock options recorded in 2012 in connection with the election of a new Board of Directors on June 4, 2012.

Selling, General and Administrative Expenses

For the three months ended September 30, 2013, selling, general and administration, or SG&A, expenditures were $1.7 million compared to $2.7 million for the same period in 2012. The $1.0 million (37%) decrease was primarily due to savings resulting from our 2012 workforce reduction, a decrease in discretionary spending and other restructuring initiatives.

For the nine months ended September 30, 2013 SG&A expenditures were $5.6 million compared to $12.6 million for the same period in 2012. The $7.1 million (56%) decrease was primarily due to: (i) $5.8 million of savings resulting from our 2012 workforce reduction, a decrease in discretionary spending and other restructuring initiatives; (ii) a $0.9 million charge incurred in 2012 related to the accelerated vesting of employee stock options related to the election of a new Board of Directors on June 4, 2012; and (iii) higher compensation expense of $0.3 million incurred in 2012 related to accelerated vesting of the previous directors’ deferred stock units.

Restructuring Charges

During the year ended December 31, 2012, we restructured our operations to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees have been affected by the restructuring plan to date. Severance and support provisions were made to assist these employees with outplacement.

During the three and nine months ended September 30, 2013, we recorded further restructuring charges of $0.4 million and $1.8 million, respectively. Annualized operating savings resulting from the restructuring are expected to be approximately $24.9 million related to the workforce reduction. See Note 5—Restructuring Charges in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Investment and Other Income

Net Foreign Exchange Gains (Losses)

For the three and nine months ended September 30, 2013 and 2012, net foreign exchange gains (losses) comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Change in Contingent Consideration

As part of the sale of all of the shares of QLT USA to Tolmar, we are entitled to receive up to $200.0 million in consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreements with each of Sanofi and Astellas (formerly with MediGene) for the commercial marketing of Eligard in the U.S., Canada, and Europe. At September 30, 2013, there was up to $48.6 million remaining to be paid to us by Tolmar. The $46.2 million fair value of this amount is reported as part of Contingent Consideration on our Consolidated Balance Sheet, and is estimated using a discounted cash flow model.

On September 24, 2012, we completed the sale of Visudyne to Valeant. Pursuant to the Valeant Agreement, we received a payment of $112.5 million at closing, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if the Laser Registration is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (“Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA.

On September 26, 2013, the FDA approved the premarket approval application (PMA) supplement for the Qcellus laser and on October 10, 2013, we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations for the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full or in a timely manner.

As a result of the dispute, during the three and nine months ended September 30, 2013, we recorded a $0.8 million decrease in the fair value of our contingent consideration pertaining to the Laser Earn-Out Payment to reflect the increased uncertainty related to collection risk. In addition to the $0.8 million fair value decrease described above, during the nine months ended September 30, 2013 we also recorded a net $0.5 million decrease in the fair value of our contingent consideration related to a revision in our estimate of potential future net royalties owing. As at September 30, 2013, the $4.0 million estimated fair value of the $20.0 million of aggregate potential contingent payments represents the fair value of the $5.0 million Laser Earn-Out Payment net of $1.0 million of potential collection costs to account for the increased uncertainty related to collection risk. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement is currently valued at nil based on historical sales, pricing, and foreign exchange data as well as expected competition and current exchange rates. The estimated $4.0 million is reflected as contingent consideration on our Condensed Consolidated Balance Sheet and represents a non-cash investing activity.

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

For the three months ended September 30, 2013, we recorded a net fair value gain of $0.1 million compared to a net fair value gain of $2.8 million for the same period in 2012. For the nine months ended September 30, 2013, we recorded a net fair value gain of $1.9 million compared to a net fair value gain of $6.4 million for the same period in 2012. The fair value decreases are primarily due to the impact of the time value of money and cash collected during the period, which decreases the balance of future expected cash flows owed to us.

Income from Discontinued Operations

As a result of our comprehensive business and portfolio review in July 2012, we announced a new corporate strategy and plans to restructure our operations to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement (see Sale of Assets and Discontinued Operations—Visudyne above for additional information). On April 3, 2013, we completed the sale of our PPDS Technology to Mati pursuant to the terms of the Mati Agreement. Prior to the completion of the sale, Mati purchased an exclusive option to acquire the assets related to our PPDS Technology in exchange for $0.5 million. We recognized the $0.5 million over the stipulated 90 day option term in discontinued operations due to a continuing performance obligation related to the maintenance of the related intellectual property. In accordance with the terms of the Mati Agreement, we received an additional payment of approximately $0.8 million upon closing (see the Sale of Assets and Discontinued Operations Punctal Plug Delivery Program above for additional information).

The sale proceeds discussed above and the results of operations relating to both our PPDS Technology and Visudyne transactions have been excluded from continuing operations and reported as discontinued operations for all periods presented. See Note 8—Discontinued Operations and Assets Held for Sale in the Notes to our Unaudited Condensed Consolidated Financial Statements.

Income Taxes

During the three and nine months ended September 30, 2013, the provision for income taxes was $0.1 million and $0.4 million, respectively. The provision in each period primarily relates to the current period gain on the fair value change of our Eligard related contingent consideration. In addition, the provisions also reflect that we have insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the three and nine months ended September 30, 2012, we recorded net income tax recoveries of $4.3 million and $3.8 million, respectively. The recovery in each period primarily related to the recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of Visudyne to Valeant during the three months ended September 30, 2012, we benefited from a portion of our operating losses from continuing operations.

During the three and nine months ended September 30, 2013, the provision for income taxes related to discontinued operations was nil and $0.2 million, respectively. The provision during the nine months ended September 30, 2013 primarily relates to the drawdown of a prepaid tax asset that was recorded in a prior year in connection with the intercompany transfer of certain intellectual property and the subsequent sale of such technology to Mati in April 2013. The provisions for income taxes on discontinued operations also reflects that we have insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations.

During the three and nine months ended September 30, 2012, the provision for income taxes related to discontinued operations was $5.3 million and $5.5 million, respectively. The provision in each period primarily related to the recognition of the tax cost of utilizing the tax shield associated with our operating losses realized from continuing operations. The provision in each period also reflected that substantially all of the remaining balance of the tax impact of the gain on sale from discontinued operations was offset by tax basis and other tax attributes (e.g. loss carryforwards) which previously had a valuation allowance.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and nine months ended September 30, 2013 and 2012.

The net deferred tax asset of $0.5 million as of September 30, 2013 was largely the result of contingent consideration, and other temporary differences against which a valuation allowance was not applied.

As of September 30, 2013, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

As at September 30, 2013, our cash resources, working capital, cash from divestitures, cash collected from contingent consideration, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, and restructuring and change in control obligations.

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

During the three months ended September 30, 2013, we used $5.0 million of cash in operations compared to $10.5 million for the same period in 2012. The $5.5 million positive cash flow variance was primarily attributable to the following:

•	A positive operating cash flow variance from lower operational spending of $5.4 million resulting from our 2012 restructuring initiatives;

•	A positive operating cash flow variance from lower spending on restructuring costs of $9.5 million;

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $7.8 million, resulting from our 2012 divestiture of our Visudyne business to Valeant; and

•	A negative operating cash flow variance from a decrease of $1.6 million in other income.

During the three months ended September 30, 2013, cash flows provided by investing activities primarily consisted of $8.5 million of contingent consideration received in connection with our previous sale QLT USA (see Sale of Assets and Discontinued Operations—Eligard above for additional information); $7.5 million of proceeds, related to our 2012 sale of Visudyne, which was released to us on September 26, 2013 from an escrow account; and $0.1 million spent on capital expenditures.

During the three months ended September 30, 2013, there were no cash flows related to financing activities.

For the nine months ended September 30, 2013, we used $20.7 million of cash in operations compared to $33.4 million for the same period in 2012. The $12.7 million positive cash inflow variance was primarily attributable to the following:

•	A positive operating cash flow variance from lower operational spending of $32.7 million;

•	A positive operating cash flow variance from lower spending on restructuring costs of $6.8 million;

•	A negative operating cash flow variance from lower cash receipts from product sales and royalties of $23.9 million, resulting from our 2012 divestiture of our Visudyne business to Valeant; and

•	A negative operating cash flow variance from a decrease of $2.9 million in other income.

During the nine months ended September 30, 2013, cash flows provided by investing activities consisted of $25.0 million of contingent consideration received in connection with our previous sale of QLT USA; $7.5 million of proceeds released from escrow as described above; $0.7 million of proceeds related to our sale of our PPDS Technology; and $0.2 million of proceeds from the sale of certain assets and property, plant and equipment, that was previously designated as held-for-sale.

During the nine months ended September 30, 2013, cash flows used in financing activities included the $200.0 million Cash Distribution to shareholders and $14.1 million of cash used to repurchase common shares, including share repurchase costs. These cash outflows were partially offset by $8.3 million of cash received for the issuance of common shares related to the exercise of stock options.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2013, we had $114.1 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 17 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at September 30, 2013, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At September 30, 2013, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

Our material contractual obligations as of September 30, 2013 consist of our clinical and development agreements. We currently have a two year operating lease commitment, which commenced on September 1, 2013, for approximately 20,000 square feet of office and laboratory space. As at September 30, 2013, we no longer have any operating lease commitments in the U.S. for office space, office equipment, or vehicles.

Off-Balance Sheet Arrangements

In connection with the sale of assets and businesses, we provide indemnities related to certain matters; including product liability, patent infringement, and contract breach and misrepresentation. We also provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to certain threshold amounts, specified claims periods and other restrictions and limitations.

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

Outstanding Share Data

On April 25, 2013, the Company’s board of directors amended and restated the QLT 2000 Incentive Stock Plan (the “Plan”) to increase the number of shares of the Company’s common stock, without par value, available for grant under the Plan from 7,800,000 to 11,800,000 and to make certain other amendments to the Plan, including to permit the granting of restricted stock units (“RSU’s”) under the Plan. The amendment and restatement of the Plan was subject to shareholder approval, which was obtained on June 14, 2013. On July 29, 2013, the Company filed a registration statement to register the issuance of up to an additional 4,000,000 common shares that may be issued under the Plan as a result of the amendment to the Plan.

On July 15, 2013, the Board of Directors granted an aggregate of 862,000 stock options to employees and 100,000 stock options to directors. The stock options vest and become exercisable in thirty-six (36) successive and equal monthly installments beginning on the one-month anniversary of the date of grant and have an exercise price of CAD $4.54 per share, which is equal to the closing price of the Company’s common shares on the Toronto Stock Exchange on the date of grant.

On July 15, 2013, 48,000 RSU’s were issued to directors under the Plan in consideration of their provision of future services as directors. The RSU’s vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

On July 15, 2013, the Board of Directors granted 88,000 deferred share units (“DSU’s”) to directors under the Directors’ Deferred Share Unit Plan (the “DDSU Plan). The DSU’s vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the date of grant. A vested DSU can only be settled by conversion to cash (i.e. no shares are issued), and is automatically converted after the director ceases to be a member of the Board unless the director is removed from the Board for just cause.

As of November 5, 2013, there were 51,081,878 common shares issued and outstanding, which totaled $466.2 million in share capital. As of November 5, 2013, we had 1,074,348 stock options outstanding (of which 147,406 were exercisable) at a weighted average exercise price of CAD $5.64 per share. Each stock option is exercisable for one common share. As of November 5, 2013, we had 48,000 RSU’s outstanding (none of which are vested). Upon vesting, each RSU represents the right to receive one common share of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Significant estimates include; but are not limited to; the measurement of contingent consideration at fair value, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2012 Annual Report.

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

The following factors, among others, including those described in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”), as amended in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Q1 2013 Quarterly Report”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the “Q2 2013 Quarterly Report”), could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our expectations regarding the results of our strategic restructuring;

•	unanticipated negative effects of our strategic restructuring;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees, including a new Chief Executive Officer;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials;

•	the anticipated timing of regulatory submissions for product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates;

•	our ability to successfully develop and commercialize our synthetic retinoid program;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to obtain and maintain, orphan drug designations for our synthetic retinoid;

•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard;

•

receipt of the full Laser Earn-Out Payment, which is currently subject to the dispute with Valeant, and receipt of all or part of the other contingent consideration pursuant to the Valeant Agreement, which is based on future sales of Visudyne outside of the United States and sales attributable to any new indications for Visudyne;

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Quarterly Report as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2012 Annual Report.

ITEM	4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Board’s Executive Transition Committee, which currently functions as our principal executive officer, and our Chief Financial Officer. Our Executive Transition Committee and our Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Executive Transition Committee (which currently functions as our principal executive officer) and Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

No change was made to our internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our 2012 Annual Report, as amended in our Q1 2013 Quarterly Report and our Q2 2013 Quarterly Report.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)

Date: November 7, 2013	By:	/s/ Jeffrey Meckler
Jeffrey Meckler
Chairman, Executive Transition Committee
(Principal Executive Officer)

Date: November 7, 2013	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”):

•    unaudited condensed consolidated balance sheets;

•    unaudited condensed consolidated statements of operations;

•    unaudited condensed consolidated statements of cash flows;

•    unaudited condensed consolidated statements of changes in shareholders’ equity; and

•    notes to unaudited condensed consolidated financial statements.

*	Filed herewith