Form 10-K
period 2013-12-31
QLT INC/BC
filed 2014-02-28
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $4.39, as reported on the NASDAQ Stock Market) was approximately U.S. $224,249,444.

As of February 24, 2014 the registrant had 51,081,878 outstanding common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2013) for its annual meeting of shareholders, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

	2013	2012	2011	2010	2009

High	$1.0697	$1.0417	$1.0605	$1.0776	$1.2995

Low	0.9839	0.9710	0.9448	0.9960	1.0289

Average	1.0300	0.9995	0.9887	1.0298	1.1412

Period End	1.0637	0.9958	1.0168	1.0009	1.0461

Note regarding Trademarks

The following words used in this Report are trademarks:

•	Aczone® is a registered trademark of Allergan, Inc.

•	Atrigel® is a registered trademark of TOLMAR Therapeutics, Inc.

•	Eligard® is a registered trademark of Sanofi S.A.

•	Qcellus™ is a trademark of Valeant Pharmaceuticals International, Inc.

•	Visudyne® is a registered trademark of Novartis AG

Any words used in this Report that are trademarks but are not referred to above are the property of their respective owners.

QLT INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2013

PART I

Item 1.	BUSINESS

Overview

Strategic Restructuring

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors (the “Board”), we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, over the course of 2012 and 2013 we completed the sale of our Visudyne® business to Valeant Pharmaceuticals International, Inc. (“Valeant”) and the sale of our punctal plug drug delivery system to Mati Therapeutics Inc. (“Mati”), and, as a result, significantly reduced our workforce by approximately 180 employees. Our remaining employees are focused on the development of QLT091001.

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

In 2013, the Company met with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), including an end-of-phase II meeting with the FDA, with a goal to progress QLT091001 for the treatment of certain inherited retinal diseases into pivotal trials in 2014. We also initiated a Phase IIa trial of QLT091001 for the treatment of impaired dark adaptation (IDA) to investigate the safety and efficacy of the drug in a larger patient population. In parallel with our continued development efforts on QLT091001, in November 2013 we announced that we commenced a review of strategic alternatives for the Company and have engaged Credit Suisse to act as our financial advisor.

Sales of Assets and Discontinued Operations

Visudyne®

Until September 2012, our product portfolio included Visudyne®, which is a photosensitizer that we co-developed with Novartis for the treatment of wet age-related macular degeneration, the leading cause of blindness in people over the age of 50 in North America and Europe. On September 21, 2012, we entered into an asset purchase agreement with Valeant pursuant to which we sold to Valeant all of the Company’s assets relating to Visudyne, our Qcellus™ laser and certain other photodynamic therapy intellectual property, for an upfront payment of $112.5 million, contingent payments up to $20.0 million, and a royalty on net sales of new indications for Visudyne, if any should be approved. We are entitled to the contingent payments upon the achievement of certain milestones, including: (i) $5.0 million if receipt of the registration required for commercial sale of the Qcellus laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015 and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”), and (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million received by Valeant under the PDT Product Development, Manufacturing and Distribution Agreement (“PDT Agreement”) with Novartis, which we transferred to Valeant in connection with the sale, or from other third-party sales of Visudyne outside of the United States. For 2013, we did not receive any contingent consideration related to annual net royalties payable to Valeant in respect of the sale of Visudyne outside of the United States.

On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and we have invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full. While we expect to receive at least some portion of the contingent consideration in the next several years, our receipt of the contingent consideration is dependent on the favorable resolution of the dispute with Valeant regarding receipt of the Laser Registration, sales of Visudyne by Novartis and other third parties outside the U.S., and the approval of new indications of Visudyne, each of which is dependent on a number of factors and subject to risk. See Item 1A. Risk Factors.

In connection with the sale of our Visudyne business, we entered into a transition services agreement with Valeant, pursuant to which we provided transition services to Valeant concerning most of the aspects of the Visudyne and Qcellus laser business. In the third quarter of 2013, we completed all of our transition services under our transition services agreement with Valeant related to Visudyne, the commercial sale of Visudyne, and obtaining FDA approval of the Qcellus laser through the PMA process.

Punctal Plug Delivery Program

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology (the “PPDS Technology”) to Mati. Mati is a development company founded by Robert Butchofsky, our former President and Chief Executive Officer, who left the Company on August 2, 2012 as part of the 2012 strategic restructuring described above. In July 2012, we retained Goldman Sachs to explore the sale or spin-out of our PPDS Technology and after an assessment of these alternatives, on December 24, 2012 we granted Mati a 90-day exclusive option to acquire the PPDS Technology in exchange for $0.5 million. On April 3, 2013, following Mati’s exercise of the option, we entered into an asset purchase agreement with Mati and completed the sale of the PPDS Technology to Mati. Under the terms of our asset purchase agreement with Mati (the “Mati Agreement”), we received an additional payment of approximately $0.8 million at closing and are eligible to receive potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. Under the terms of the Mati Agreement, we have not had any significant ongoing involvement in the operations or cash flows related to the PPDS Technology other than minor transition services which we agreed to provide. The activities related to the transition services were complete as at September 30, 2013. See Our Products in Development – Punctal Plug Drug Delivery System below.

Eligard®

Our product portfolio also previously included the Eligard line of products approved for the palliative treatment of advanced prostate cancer. Eligard incorporates a luteinizing hormone-releasing hormone agonist, known as leuprolide acetate, with the Atrigel® drug delivery system. On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”), for the commercial marketing of Eligard in Europe. The estimated fair value of the expected future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of aggregate contingent consideration of $200.0 million or October 1, 2024. As of December 31, 2013, we received an aggregate $162.0 million of contingent consideration. While we expect to receive the remaining $38.0 million of contingent consideration in 2014, our continued receipt of contingent consideration under the terms of the stock purchase agreement is dependent upon the level of sales of Eligard by Sanofi and Astellas, which could vary significantly due to competition, manufacturing difficulties and other factors. See Item 1A. Risk Factors.

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

Previously, from October 2012 through March 2013, we conducted a normal course issuer bid to repurchase 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, the maximum amount permitted under the Toronto Stock Exchange normal course issuer bid rules, at an average price of $7.86 per share, for a total cost of $27.0 million. The share repurchase program was implemented pursuant to an automatic share purchase plan, in accordance with applicable Canadian and U.S. securities legislation. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased were cancelled.

Research and Development

Our research and development efforts are currently focussed solely on QLT091001.

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently evaluating QLT091001 for the treatment of Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Results from our initial Phase Ib clinical proof-of-concept study in patients with LCA and RP were reported for the 14 subject cohort of LCA patients in 2011 and for the 18 subject cohort of early-onset RP patients in March 2012. Dosing in our Phase 1b retreatment study in these subjects is now completed and follow-up of subjects is ongoing. We reported positive preliminary results from the retreatment study on February 27, 2014 and expect to report final clinical data in the third quarter of 2014. See Our Products In Development - QLT091001 - Synthetic Retinoid Program below.

Over the course of 2013, the Company met with the FDA and the EMA, including an end-of-Phase II meeting with the FDA, to discuss proposed pivotal trial design, indication, protocol requirements and development plans. We continue to await final regulatory feedback on our pivotal trial protocol and will provide further guidance on development plans by the end of the first quarter of 2014.

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in lecithin:retinol acyltransferase (“LRAT”) or retinal pigment epithelium protein 65 (“RPE65”) genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. The drug has also been granted two Fast Track designations by the FDA for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes. Recently, we submitted orphan drug designation applications to the FDA and EMA for QLT091001 for the treatment of inherited retinal disease caused by LRAT or RPE65 mutations, which indication includes both LCA and RP patients. RP is the most common inherited retinal disease, and is generally the diagnosis given to patients who begin to lose vision after the first decade of life, whereas the diagnosis of LCA is given to patients who have central vision loss soon after birth. There is no universally accepted diagnostic term for patients with characteristics in between; clinicians have considered such cases as either LCA or severe RP. We expect to receive responses to our orphan drug designation applications from the FDA and EMA in the second quarter of 2014, which we expect will enable us to determine whether we pursue a pivotal trial in inherited retinal disease caused by mutations in LRAT or RPE65 (subsuming both LCA and RP patients at once), or in one of either LCA or RP, as a first stage in registration trials for QLT091001.

Given the ultra-orphan nature of our indications under investigation, we are in the process of establishing a central patient registry to identify and characterize patient status and then follow disease progression to track the natural history of the disease. We plan to launch the patient registry in conjunction with the advancement of the orphan program into pivotal trials.

In addition, we have begun a compassionate use program for QLT091001 on a named-patient basis. Under the compassionate use program, QLT091001 may be made available to patients who participated in our completed

Phase Ib clinical trial of QLT091001 for the treatment of LCA and RP. The program commenced in Ireland and participation for other patients will be determined on a case-by-case basis in accordance with applicable regulatory laws. Compassionate use programs provide experimental therapeutics to patients with serious or life-threatening diseases that cannot be treated satisfactorily with authorized therapies prior to final FDA, EMA or other applicable regulatory approval.

In May 2011, the United States Patent and Trademark Office issued Patent No. 7,951,841, a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 27, 2027, including the period of patent term adjustment. Outside of the US, counterpart patents and patent applications to US Patent No. 7,951,841 with varying scope of protection are pending or have been granted, including European Patent No. 1765322 which was granted on November 6, 2013. All of the national patents in the European jurisdictions where European Patent No. 1765322 is validated will be set to expire in 2025.

QLT091001 for the treatment of Impaired Dark Adaptation (IDA). In late 2013, we initiated a Phase IIa proof-of-concept randomized, multi-center, parallel-group, placebo-controlled trial of QLT091001 in adult subjects with Impaired Dark Adaptation (IDA), a condition that results in decreased ability to recover visual sensitivity in the dark after exposure to bright lights. The trial is designed to evaluate the safety profile and effects of QLT091001 on impaired dark adaptation time, glare recovery time and low luminance low contrast best corrected visual acuity (“LLLC BCVA”). See Our Products in Development – QLT091001 – Synthetic Retinoid Program below.

Our Products in Development

We commit significant resources to research and development opportunities in the field of ophthalmology. The following table sets forth the stage of development of our technology:

Product/Indication	Status/Development Stage

QLT091001

Leber Congenital Amaurosis (LCA) and Retinitis Pigmentosa (RP)	Phase Ib study completed in 2012. Phase Ib retreatment study ongoing.

Retinitis Pigmentosa (RP) with autosomal dominant mutation in RPE65	Phase Ib study ongoing.

Impaired Dark Adaptation (IDA)	Phase IIa study ongoing.

QLT091001 – Synthetic Retinoid Program

We are developing QLT091001, a synthetic retinoid compound for the potential treatment of certain age-related and inherited retinal degenerative diseases.

Under the terms of a co-development agreement we entered into with Retinagenix LLC (“Retinagenix”) in April 2006, we obtained an exclusive, worldwide license and sub-license under certain intellectual property rights owned by Retinagenix or licensed to Retinagenix by the University of Washington, related to the synthetic retinoid compound under development, and are responsible for using commercially reasonable and diligent efforts to develop and commercialize, in certain major markets and other markets as we reasonably determine, one or more products covered by the licensed rights or developed using such licensed rights for use in diagnosing, treating or preventing certain human diseases and conditions. We are also responsible for committing certain annual funding to support research and development of such products.

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

Initial Target Indications (Orphan Program)

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

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. These designations provide market exclusivity in the applicable jurisdiction after a product is approved for 10 years in the EU and seven years in the U.S., respectively. Orphan drug designation in the EU can also provide an additional two years of market exclusivity for pediatric orphan drug designated drug products. We submitted orphan drug designation applications to the FDA and EMA for QLT091001 for the treatment of inherited retinal disease caused by LRAT or RPE65 mutations, which indication includes both LCA and RP patients. The clinical characteristics and progression of disease in LCA and RP overlap as do some of their genetic causes. At least 7 of the known LCA disease genes, including LRAT and RPE65, have also been linked to the clinical appearance of RP. Despite disease heterogeneity and terminology, there is an overlap in the genetic mechanisms underlying some forms of LCA and RP such as those caused by LRAT and RPE65 mutations where 11-cis-retinal production is either severely or completely compromised. RP is the most common inherited retinal disease, and is generally the diagnosis given to patients who begin to lose vision after the first decade of life, whereas the diagnosis of LCA is given to patients who have central vision loss soon after birth. There is no universally accepted diagnostic term for patients with characteristics in between; clinicians have considered such cases as either LCA or severe RP.

QLT091001 has also been granted two Fast Track designations by the FDA for the treatment of the LRAT and RPE65 genetic mutations in both LCA and RP. The FDA’s Fast Track is a process designed to facilitate the development and expedite the review of drugs that are intended for the treatment of serious diseases and fill an unmet medical need. See Government Regulation – Orphan Drug Regulation and Government Regulation – Fast Track Designations below.

Current Treatment. There are no FDA or EMA approved therapeutic treatments for LCA or RP.

Potential Patient Populations. Given the very low prevalence in these ultra-orphan drug indications, there is limited epidemiological data available to determine definitively the potential patient population for treatment with QLT091001. According to epidemiological estimates, LCA affects approximately one in 81,000 newborns worldwide, of which approximately 10% carry the inherited deficiencies of either RPE65 or LRAT. Based on market research, we estimate the treatment-eligible LCA patient population for QLT091001 at 1,000 to 2,000 patients worldwide. RP is currently estimated to affect at least 300,000 individuals worldwide, of which approximately 20% – 30% are autosomal recessive (arRP). It is currently estimated that less than 3% of autosomal recessive RP patients carry the inherited deficiencies of either RPE65 or LRAT. Thus, the potential RP patient population eligible for treatment with QLT091001 is currently estimated to be 2,000 to 3,000 patients worldwide.

LCA and RP Phase Ib Study. We have completed a Phase Ib multi-center, open-label clinical proof-of-concept trial to evaluate the safety profile and effects of a single seven-day course of treatment with QLT091001 on various parameters of retinal function and quality of life in patients with LCA and RP due to inherited deficiency of RPE65 (autosomal recessive) or LRAT. In the study, LCA and RP subjects received daily oral doses of QLT091001 for seven days with post-treatment follow-up at regular intervals for as long as visual function or subjective improvements were observed or until the patient was enrolled in our retreatment study (see below).

The study evaluated changes in several visual function parameters, including best-corrected visual acuity (“VA”) and visual field (“VF”) over the duration of the treatment and post-treatment follow-up. Visual acuity measures the acuteness or clearness of an individual’s central vision, expressed in the study as number of letters or number of lines read on a visual acuity eye chart. Visual field measures an individual’s entire scope or width of (central + peripheral) vision, expressed in the study as retinal areas. Peripheral vision is important in day-to-day mobility, whereas central vision reflects the ability to read and do fine vision work. Various medical conditions such as LCA, RP and glaucoma are characterized by debilitating loss of visual field. Positive results from our Phase Ib clinical proof-of-concept study were reported for the 14 subject cohort of LCA patients in May and October 2011 and for the 18 subject cohort of early-onset RP patients in March 2012.

LCA and RP Phase Ib Retreatment Study. We are conducting a Phase Ib multi-center, open-label clinical trial of repeated treatments of QLT091001 in patients with LCA and RP due to mutations in LRAT or RPE65. In this study, subjects that were treated with a single course of QLT091001 in our previously completed Phase Ib clinical trial received up to three 7-day courses of QLT091001 to assess visual outcomes and safety following retreatment. Visual field (VF) was assessed using Goldmann Visual Field (GVF) and visual acuity (VA) was assessed using best-corrected visual acuity (BCVA) at baseline and days 7, 14, 30 and 60 after each treatment course, then bimonthly until the next treatment course. Subjects received treatment with QLT091001 at doses of 10, 40 or 60 mg/m2, with the majority of subjects receiving 40 mg/m2. Retreatment was initially determined based on established retreatment criteria or at Investigator discretion. This was later amended to allow retreatment to occur as early as 30 days but no later than 60 days after a previous treatment course to maintain dosing within a fixed interval. For these reasons, the time between each treatment course in this trial varied between subjects for each course and also varied between courses for each subject (1-13 months). There was also a wide range in time (7-32 months) per subject that elapsed between the single course treatment in the previously completed Phase Ib trial and treatment in this trial. Dosing in the study has been completed and subject follow-up is ongoing.

Preliminary results of the Phase 1b retreatment study reported on February 27, 2014 showed clinically meaningful improvements in VF and VA. To date, 19 of 27 subjects (70%) had an increase in VF retinal area from baseline of ≥ 20% in at least 1 eye at 2 consecutive visits within 6 months from the start of any QLT091001 treatment course. In addition, 70% of subjects had an increase in VA from baseline of ≥ 5 letters in at least 1 eye at 2 consecutive visits within 6 months from the start of any treatment course. The percentage of VF and VA responders identified by disease and mutation is summarized below.

Table: Preliminary Results for Visual Field and Visual Acuity Responders

	N	Visual Field Responders[a] Number (%) of Subjects	Visual Acuity Responders[b] Number (%) of Subjects
All Subjects	27	19 (70%)	19 (70%)

All LCA	13	7 (54%)	10 (77%)
All RP	14	12 (86%)	9 (64%)

All RPE65	15	11 (73%)	8 (53%)
All LRAT	12	8 (67%)	11 (92%)

a: ≥ 20% change in retinal area from baseline at 2 consecutive visits in at least 1 eye within 6 months of any treatment course.

b: ≥ 5 letter increase from baseline at 2 consecutive visits in at least 1 eye within 6 months of any treatment course.

All adverse events reported in the trial were consistent with the retinoid class of medications and were transient and/or reversible. Only one serious adverse drug reaction (intracranial hypertension (ICH), a known class effect of retinoids), was reported in the study and it was resolved. The final clinical data, including duration of response and other evaluations, are anticipated for release in the third quarter of 2014.

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

Orphan Program Development Status. Studies are ongoing to further evaluate the safety and tolerability of QLT091001 for the treatment of inherited retinal disease caused by mutations in LRAT or RPE65 genes in subjects with LCA and RP. Our clinical team, led by Dr. Sushanta Mallick, continues to further evaluate current study designs, dose ranging and safety of the drug, and met with FDA and EMA over the course of 2013, including an end-of-Phase II meeting with the FDA, to discuss proposed pivotal trial design, indication, protocol requirements and development plans. We continue to await final regulatory feedback on our pivotal trial protocol and will provide further guidance on development plans by the end of the first quarter of 2014.

Additional Target Indication

Impaired Dark Adaptation. Impaired Dark Adaptation (IDA) is a condition that results in decreased ability of the eye to recover visual sensitivity in the dark following exposure to bright lights (photobleaching) that gets worse with age. Profoundly impaired dark adaptation is commonly associated with inherited retinal degenerations. More recently, mild to moderate impaired dark adaptation has been associated with AMD and is proportionate to the severity of the disease. IDA (and/or impaired low luminance vision) may occur due to age-related inefficiencies in the retinoid cycle which results in slower regeneration of the light sensing pigment 11-cis-retinal in the eye and increased levels of free unbound opsin that lead to delayed dark adaptation and reduced retinal sensitivity. Ultimately, these factors impair vision in low light or dark environments. The kinetics of the rod function have also been reported to be age-related, with the rod-mediated portion of the dark adaptation function significantly slower in older patients with normal retinal function than in younger adults. This rod-mediated dark adaptation time is further slowed down in patients with early signs of AMD but with good visual acuity.

IDA in this population causes symptomatic difficulties for functioning in dim light, especially after exposure to bright ambient light, and can hamper daily living activities such as driving, mobility, and workplace tasks. Impaired mobility, in the form of falling, is one of the most common problems of old age. IDA is not a disease but a condition that can arise as a result of a number of pathologic or physiologic factors. Improving this condition has the potential to not only improve a subject’s quality of life but also delay the development of degenerative retinal conditions with more severe visual outcomes.

Current Treatment. There are currently no approved treatments for improving impaired dark adaptation.

IDA Phase IIa Proof-of-Concept Study. In late 2013, we initiated a Phase IIa proof-of-concept randomized, multi-center, parallel-group, placebo-controlled study of QLT091001 in adult (age 60 or older) subjects with IDA or impaired low luminance low contrast best corrected visual acuity (“LLLC BCVA”) in at least one eye and having no known ophthalmic pathologies to explain their condition other than early age-related macular degeneration (AMD). These subjects will be enrolled at sites in the U.S. Subjects will be randomized to receive placebo or one of two different doses (10 or 40 mg/m2) of QLT091001 once per week for three consecutive weeks with one additional dose the day after the third dose. The trial is designed to evaluate the safety profile and effects of QLT091001 on impaired dark adaptation time, glare recovery time and LLLC BCVA.

Manufacturing

As a result of the sale of Visudyne, our only commercial product, to Valeant in September 2012, we no longer contract with third parties to manufacture and supply any commercial products. Pursuant to the transition services agreement we entered into with Valeant, we manufactured a small number of prototype Qcellus lasers for use in connection with obtaining regulatory approval of such laser during 2013. We have since completed all of our obligations under the transition services agreement.

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

Financial Information about Segments and Geographic Areas

We operate in one segment and the geographic information required herein is contained in Note 16 – Segment Information in Notes to the Consolidated Financial Statements and is incorporated by reference herein.

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

QLT091001 – Synthetic Retinoid

Pursuant to our co-development agreement with Retinagenix, we have an exclusive, worldwide sub-license to patents and patent applications relating to various synthetic retinoids and uses thereof, including in the treatment of LCA and RP. These patents and patent applications are owned by the University of Washington, which has licensed the patents and patent applications to Retinagenix, and are sub-licensed to us by Retinagenix. On May 31, 2011, the United States Patent and Trademark Office issued Patent No. 7,951,841, a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 7, 2027, including the period of patent term adjustment. This patent is owned by the University of Washington and is exclusively sub-licensed to us through our co-development agreement with Retinagenix. Outside of the US, counterpart foreign patents and patent applications to US Patent No. 7,951,841, with varying scope of protection, are pending or have been granted, including

European Patent No. 1765322 which was granted on November 6, 2013. All of the national patents in the European jurisdictions where European Patent No. 1765322 is validated will be set to expire in 2025.

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

The molecule in QLT091001 is not eligible for composition of matter protection per se, as it was previously known in the scientific community. To further expand and strengthen our intellectual property portfolio, we have filed and continue to file additional patent applications on synthetic retinoids, pharmaceutical formulations thereof, methods of using and dosing synthetic retinoids, including QLT091001, in those jurisdictions where we consider it beneficial, depending on the subject matter and our commercialization strategy. Those patent applications, if issued, will expire between 2029 and 2034, not including any possible patent term extensions or adjustments that may be available. If QLT091001 is approved by the FDA and the EMA for marketing in the U.S. and EU, we plan to apply for any patent term extensions and regulatory exclusivities that are available to us under applicable law. See Government Regulation – Market Exclusivity and Government Regulation – Additional Regulatory Issues below.

In addition to any protection our patent portfolio may offer, QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT or RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. If a drug is ultimately approved as an orphan drug, it receives an extended period of market exclusivity, subject to certain limitations based on the jurisdiction. See Government Regulation – Orphan Drug Regulation below.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which have financial, technical and marketing resources significantly greater than ours and have substantially greater experience in developing products, conducting preclinical and clinical testing, obtaining regulatory approvals, manufacturing and marketing. In addition, many biopharmaceutical companies have formed collaborations with large, established pharmaceutical companies to support research, development and commercialization of products that may be competitive with our products. Academic institutions, government agencies and other public and private research organizations also are conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures. The existence of these products, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us. For example, we are aware of a retinal implant developed by Second Sight Medical Products Inc. to treat late stage RP, which received FDA approval under a Humanitarian Device Exemption in February 2013. In addition, we are aware of a gene therapy product in Phase III in the U.S. for treatment of inherited retinal dystrophies caused by mutations in the RPE65 gene.

Government Regulation

The research and development, preclinical studies and clinical trials, and ultimately, the manufacturing, marketing and labelling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. The U.S. Food, Drug and Cosmetic Act and its regulations govern, among other things, the testing, manufacturing, safety, efficacy, labelling, packaging, storage, record keeping, approval, clearance, distribution, export and import, advertising and promotion of our products. Preclinical studies, clinical trials and the regulatory approval process can take years and may require the expenditure of substantial resources. Regulatory approval of a product may occur much later than expected, at much greater cost than expected, or never. If granted, the approval may include significant limitations on the indications, dosing, distribution, packaging, labeling and sale of the product, including “black box” warnings and Risk Evaluation and Mitigation Strategy (“REMS”) requirements.

FDA Regulation – Approval of Drug Products

Under U.S. law, our QLT091001 product in development will be regulated as a drug. The steps ordinarily required before a drug may be marketed in the U.S. include:

•	preclinical testing;

•	submission of an Investigation New Drug application (“IND”) to the FDA, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its proposed intended use;

•	validation and approval of the manufacturing facilities and process;

•	submission of a new drug application (“NDA”) or abbreviated new drug application (“ANDA”) to the FDA; and

•	FDA approval of the application, including approval of all labelling.

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

After successful completion of the required clinical testing, the results of preclinical studies and clinical studies, along with descriptions of the manufacturing process, proposed labelling and other relevant information, are submitted to the FDA as part of an NDA. Under the Prescription Drug User Fee Act, the FDA aims to review the NDA within 10 months if it is a standard application, or within six months if it is a priority review application. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or a “complete response letter” that identifies the deficiencies in the NDA that must be corrected in order to secure final FDA approval of the NDA. When, and if, those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. Approval may be conditioned on the sponsor’s agreement to undertake Phase IV post-approval studies to further assess the drug’s safety and effectiveness, or on the development of a REMS that limits the labelling, distribution or promotion of a drug product.

FDA Regulation – Post-Approval Requirements

Even if regulatory clearances or approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each U.S. drug-manufacturing establishment must be registered with the FDA. U.S. manufacturing establishments are subject to biennial inspections by the FDA and must comply with the FDA’s current good manufacturing practices (“cGMPs”). In complying with cGMPs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

The FDA also regulates labelling and promotional activities. Further, we must report adverse events involving our drugs to the FDA under regulations issued by the FDA. Failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical studies, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions, or civil or criminal penalties.

Any of these actions could result in, among other things, substantial modifications to our business operations; a total or partial shutdown of production while the alleged violation is remedied; repayments, recoupments or refunds; and withdrawals or suspensions of current products from the market. Any of these events, in combination or alone, could disrupt our business and have a material adverse effect on our business, financial condition and results of operations.

EU Regulation – Approval of Medicinal Products

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

Under the Mutual Recognition Procedure, within 90 days of receipt of a valid application, the Reference Member State provides an updated assessment report together with the approved summary of product characteristics (“SPC”), labelling and package leaflet to the Member States where the applicant seeks recognition of its original MA (the Concerned Member States). After receipt of these documents, the Concerned Member States have another 90 days to recognise the decision of the Reference Member State and the approved SPC, package leaflet and labelling and grant a harmonised National MA. The Concerned Member States may, however, refuse to recognize the Reference Member States MA on grounds of a potential serious risk to public health, in which case the points of disagreement are referred to the Coordination Group for Mutual Recognition and Decentralised Procedures – Human (the “CMDh”). The CMDh will try to reach a consensus between the Reference Member State and the objecting Concerned Member States within 60 days, and if an agreement is not reached the matter will be referred to the EMA’s CHMP for arbitration.

Under the Decentralised Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State has 120 days to prepare a draft assessment report, a draft SPC, and a draft of the labelling and package leaflet, which are sent to the other Member States (i.e., the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labelling or packaging proposed by the Reference Member State, the product is subsequently granted a National MA in all the Member States (i.e., in the Reference Member State and the Concerned Member States). In case of disagreement, a procedure before the CMDh and/or the CHMP similar to the one described above must be followed.

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

Market Exclusivity

In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 (also known as the Hatch-Waxman Act) established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute generic drugs is obtained by filing an abbreviated new drug application, or ANDA, with the FDA, which must demonstrate that the product is bioequivalent to the innovator drug, rather than independently demonstrating the safety and effectiveness of the product through the submission of preclinical and clinical data. Innovator drugs are protected from generic competition through patent exclusivity, and the holder of an NDA for an innovator drug may also be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an ANDA or application filed under the Food, Drug and Cosmetic Act §505(b)(2) (“505(b)(2) Application”). If the innovator drug is a New Chemical Entity, the FDA may not accept an ANDA or 505(b)(2) Application for a drug that contains the same active moiety as in the New Chemical Entity for five years following approval of the NDA for the New Chemical Entity, except that an ANDA or 505(b)(2) application may be submitted after 4 years if it contains a Paragraph IV certification. The FDA may, however, approve a full NDA submitted by another company for the same drug product during this period. A drug can be classified as a New Chemical Entity if the FDA has not previously approved any other drug containing the same active moiety. If the innovator drug is not a New Chemical Entity but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA or 505(b)(2) Application for a bioequivalent product before expiration of three years. Additionally, a six-month period of market exclusivity may be added to existing patent and market exclusivity periods if the innovator drug is studied for pediatric indications.

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

Recent health reform legislation has also enhanced the government’s ability to pursue actions against potential violators, by expanding the government’s investigative authority, expanding criminal and administrative penalties, and providing the government with expanded opportunities to pursue actions under the federal Anti-Kickback Statute, the False Claims Act, and the Stark Law. For example, the U.S. Patient Protection and Affordable Care Act (“ACA”) narrowed the public disclosure bar under the False Claims Act, allowing increased opportunities for whistleblower litigation. In addition, the legislation modified the intent standard under the federal Anti-Kickback Statute, making it easier for prosecutors to prove that alleged violators had met the requisite knowledge requirement. The ACA also requires providers and suppliers to report any Medicare or Medicaid overpayment and return the overpayment on the later of 60 days of identification of the overpayment or the date the cost report is due (if applicable), or all claims associated with the overpayment will become false claims. The ACA also provides that any claim submitted from an arrangement that violates the Anti-Kickback Statute is a false claim.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to public officials for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws and we rely on our management structure, regulatory and legal resources and effective operation of our compliance program to direct, manage and monitor the activities of our employees. Despite our training, oversight and compliance programs, we cannot ensure that our internal control policies and procedures always will protect us from deliberate, reckless or inadvertent acts of our employees or agents that contravene our compliance policies or violate applicable laws. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our results of operations or financial condition.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, under certain conditions, a patent that claims a product, use or method of manufacture covering drugs and certain other products may be eligible for limited patent term extension for a period of up to five years as a compensation for patent term lost during drug development and the FDA regulatory review process. However, this extension cannot be extended beyond 14 years from the drug’s approval date. The scope of rights during this period of extension is generally limited to the product that was subject to regulatory delay. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extensions. We intend to seek the benefits of this statute, but there can be no assurance that we will be able to obtain any such benefits. Analogous protection in the majority of EU countries may also be available to us to provide periods of patent term extensions in various EU countries.

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

Both within and outside the U.S., significant uncertainty exists as to the reimbursement status of newly approved health care products, and we cannot provide assurance that adequate third-party reimbursement will be available. There have been, and we expect will continue to be, proposed and adopted healthcare reform measures that impacted or may impact our business. For example, the ACA provides for significant changes in the way healthcare is financed by both governmental and private insurers. Key provisions of the ACA specific to the pharmaceutical industry, among others, include the following:

•

An annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents into the U.S., apportioned among these entities according to their market share in certain federal government healthcare programs (excluding sales of any drug or biologic product marketed for an orphan indication), that began in 2011;

•	An increase, from 15.1% to 23.1%, in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010;

•	Extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010; and

•	Expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective January 2010.

The ACA also contains the Physician Payment Sunshine Act (section 6002) (“PPSA”). On February 8, 2013, CMS issued final regulations under the PPSA that require applicable pharmaceutical, medical device, biological, and medical supply manufacturers to report annually to the Secretary of Health and Human Services (HHS) certain “payments or other transfers of value” to physicians and teaching hospitals. The PPSA also requires applicable manufacturers to report certain information regarding the ownership or investment interests held by physicians or the immediate family members of physicians in such entities. The first reports will be due March 31, 2014 for the initial reporting period (August – December 2013), and thereafter for each calendar year. The report must include, among other things, information about the amount of the payment, the date on which the payment was made, the form of payment, and the nature of the payment (e.g., consulting fees, compensation for services, gifts, entertainment or research). CMS and the Department of Health and Human Services have not yet finalized all of the rules and regulations implementing the provisions of the ACA. As a result, further regulations may be promulgated in the future that could substantially change the Medicare and Medicaid reimbursement system, or that impose additional eligibility requirements for participation in the federal and state healthcare programs. Such regulations could alter the current responsibilities of third-party insurance payors (including employer-sponsored health insurance plans, commercial insurance carriers and the Medicaid program) including, without limitation, with respect to cost-sharing obligations. Such new regulations could have materially adverse effects on our business and results.

Although we cannot predict their full impact, we anticipate that the ACA, as it is implemented, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage and reimbursement criteria that may negatively impact product price potential and could adversely affect our profits and our business generally.

Research and Development Costs

A significant portion of our operating expenses are related to research and development. During the years ended December 31, 2013, 2012 and 2011, our total company-sponsored research and development expenses were $18.5 million, $24.6 million, and $23.0 million respectively. See Our Products in Development above and Item 7. Management, Discussion and Analysis of Financial Condition and Results of Operations below.

Human Resources

As of February 28, 2014, we had approximately 37 employees, 23 of whom were engaged in research, development, clinical and regulatory affairs, quality control and assurance, and 14 of whom were engaged in business development, finance, information technology, human resources, intellectual property and legal. None of our employees belong to a labour union.

Corporate Information

QLT was formed in 1981 under the laws of the Province of British Columbia. Our principal executive office is located at 887 Great Northern Way, Suite 250, Vancouver, British Columbia, Canada, and our telephone number is 604-707-7000.

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our internet address is www.qltinc.com. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Report. Copies of our annual reports on Form 10-K will be furnished without charge to any person who submits a written request directed to the attention of our Secretary, at our offices located at 887 Great Northern Way, Suite 250, Vancouver, B.C., Canada V5T 4T5. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We are exploring and evaluating strategic alternatives for the Company and there can be no assurance that we will be successful in identifying a strategic alternative, that such strategic alternative will yield additional value for stockholders or that the process will not have an adverse impact on our business.

In November 2013, we announced the initiation of a review of strategic alternatives, including the engagement of Credit Suisse to act as our financial advisor, which could result in, among other things, a sale of the Company, a merger, consolidation, business combination or a disposition of all or a substantial portion of our assets in one or more transactions. However, there can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected.

No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake a transaction that allows our shareholders to realize an increase in the value of their stock or provide any guidance on the timing of such action, if any. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

We may be unable to realize all of the potential benefits, and may be subject to potential liabilities, in connection with our strategic restructuring.

In September 2012, we sold all of our assets related to Visudyne to Valeant and in April 2013, we sold all of our assets related to our PPDS Technology to Mati. In each case, a portion of the consideration payable to us is contingent upon the achievement of certain milestones and upon sales of Visudyne and products using or developed from the punctal plug delivery system technology, respectively. We may not receive all or any of the contingent consideration under the Visudyne asset purchase agreement if we cannot favourably resolve the dispute with Valeant regarding payment for the receipt of required regulatory approval of the Qcellus laser or if net royalties on sales of Visudyne outside of the U.S. are lower than expected. Likewise, we may not receive all or any of the contingent consideration under the Mati asset purchase agreement if the product development and commercialization milestones are not met or if no products use or are developed from the punctal plug delivery system technology, or if sales of such products are lower than expected.

Our strategic restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

In connection with the Company’s strategic restructuring, in July 2012 we implemented a significant reduction in our work force, followed by an additional reduction in force in December 2012. Through December 31, 2013, we recorded restructuring charges of $18.9 million (of which $3.0 million is included in discontinued operations) and we expect to record an additional restructuring charge of approximately $1.1 million. We may not realize in full the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to achieve the anticipated benefits, savings or improvements in our cost structure in the expected time frame or other unforeseen events occur, our business and results of operations may be adversely affected.

The Company’s strategic restructuring also may be disruptive to our operations, in particular due to the departure of several members of senior management in 2012. For example, cost saving measures may distract remaining and new management from our remaining businesses, harm our reputation, or yield unanticipated consequences, such as attrition beyond planned reductions in workforce, increased difficulties in our day-to-day operations, deficiencies in our internal controls, reduced employee productivity and a deterioration of employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, and scientific and other personnel who are critical to our business. Any failure to attract or retain key personnel, including a permanent CEO, could result in unexpected delays in the development of the Company’s synthetic oral retinoid program, QLT091001, or could otherwise negatively impact our business.

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

Our primary source of cash inflows is contingent consideration related to the sale of QLT USA, including the Eligard product line, our Visudyne business and PPDS Technology. We may not receive all or a material portion of these funds. Furthermore, an unfavorable change in the fair value of our contingent consideration as a result of changes in estimates related to amount and timing of future cash flows, and the applicable discount rate may adversely impact our financial results.

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

Under our asset purchase agreement with Valeant pursuant to which we sold our Visudyne business to Valeant, we are entitled to receive up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million for sales of Visudyne outside of the United States by Novartis and a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. Additionally, we are entitled to receive up to $5.0 million upon receipt of the registration required for the commercial sale of the Qcellus laser in the U.S. (the “Laser Earn-Out Payment”). On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and we have invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full.

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

With respect to Visudyne and Eligard, as well as any future products resulting from the PPDS Technology, our success depends on the success of third parties to market these products. For example, under the Visudyne asset purchase agreement, the contingent consideration depends on the sales of Visudyne outside of the United States, which is the responsibility of Novartis. Consequently, a portion of our income depends on the efforts of Novartis to market and sell Visudyne outside the U.S. and on the efforts of Valeant to collect royalties due to it from Novartis. To the extent such third parties do not perform adequately, or do not comply with applicable laws or regulations in performing their obligations, our income may be adversely affected.

Our receipt of contingent consideration may also be adversely affected by, among other things:

•	lower than expected Visudyne or Eligard sales;

•	product manufacturing or supply interruptions or recalls;

•	the development of competitive products, including generics, by other companies that compete with Visudyne or Eligard;

•	marketing or pricing actions by competitors or regulatory authorities;

•	changes in foreign exchange rates;

•	changes in the reimbursement or substitution policies of third-party payors;

•	changes in or withdrawal of regulatory approvals;

•	disputes relating to patents or other intellectual property rights;

•	the commercial efforts of Visudyne or Eligard marketing licensees;

•	changes in laws or regulations that adversely affect the ability to market Visudyne or Eligard;

•	decline in the commercial supply and technical support for laser light devices necessary to administer Visudyne therapy;

•	failure to receive the full Laser Earn-Out Payment related to the Qcellus laser, which is currently subject to a dispute with Valeant;

•	failure to develop and commercialize any new indications for Visudyne; and

•	failure or delay by Mati in obtaining regulatory approval and commercializing the products related to the PPDS Technology.

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

We believe that we may be deemed a passive foreign investment company for the taxable year ended December 31, 2013, which could result in adverse United States federal income tax consequences to U.S. Holders and may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

Based on the price of our common shares and the composition of our assets, we believe that we may be deemed a “passive foreign investment company” (“PFIC”) for United States federal income tax purposes for the taxable year ended December 31, 2013. We believe that we may be deemed a PFIC for the taxable years ended December 31, 2008 through 2012, and we may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. If we were a PFIC for any taxable year during a U.S. Holder’s holding period for our common shares, certain adverse United States federal income tax consequences could apply to such U.S. Holder, as that term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents – U.S. Federal Income Tax Information – U.S. Holders in this Report, including on a return of capital to such U.S. Holders. In addition, our PFIC status may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

Our success is dependent upon obtaining regulatory approval for our product candidates for QLT091001. The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals. If we fail to obtain all required regulatory approvals, our business may suffer.

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

We are also subject to numerous federal, provincial/state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to medical devices and drugs are, in certain instances, subject to regulation by the FDA, the Federal Trade Commission and other regulatory agencies in other jurisdictions. We may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, our failure to comply with such requirements or the adoption of new requirements could materially harm our business.

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

We have applied for and continue to apply for patents for certain aspects of our product candidates and technology. We may not be able to obtain patent protection on aspects of our product candidates and technology. For example, while U.S. Patent No. 7,951,841 was issued on May 31, 2011 covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency until 2027, the molecule in QLT091001 is not eligible for composition of matter protection in the U.S. or elsewhere because it was previously known in the scientific community. Therefore, we may not be able to prevent competitors from commercializing the molecule in QLT091001 for the treatment of diseases that fall outside of the scope of our patents protecting these methods.

Our patent position and proprietary technologies are subject to certain risks and uncertainties. Although a patent has a statutory presumption of validity, the issuance of a patent is not conclusive as to its validity or as to enforceability of its claims. Accordingly, there can be no assurance that our patents will afford legal protection against competitors, nor can there be any assurance that the patents will not be infringed by others, nor that others will not obtain patents that we would need to license. In the United States, issued patent claims may be broadened, narrowed, otherwise amended, or even cancelled as a result of various post-issuance proceedings instituted by us or third parties at the United States Patent and Trademark Office. These proceedings include post-grant reviews, inter partes reviews, ex parte reexaminations, supplemental examinations, reissue applications, and challenges under the transitional program for covered business method patents. Further, at least some foreign jurisdictions in which we and our licensors have filed patent applications also have procedures that allow for post-issuance challenges at the respective intellectual property or patent office of that jurisdiction. Such challenges may result in the broadening, narrowing, otherwise amending, or even cancellation of issued patent claims in those jurisdictions. Post-issuance challenges at patent offices in the United States or in foreign jurisdictions can be an alternative to, or in addition to, challenges made by third parties using the appropriate jurisdiction’s judicial system. Our issued patents are subject to challenges through the judicial system of the appropriate jurisdiction.

With respect to pending patent applications we own or license, we do not know whether or not patent applications will result in issued patents. Securing patent protection for a product is a complex process involving many legal and factual questions. The patent applications that we and our licensors have filed in the United States and elsewhere are at varying stages of examination, the timing of which is outside of our control. Certain of these applications have not yet commenced examination in the United States Patent Office and other international patent offices, and we cannot predict the timing or results of such examinations. Further, because each country has its own requirements for determining patentable subject matter, the patent protection conferred by patent applications owned and licensed by us may result in varying scopes of protection, including but not limited to receiving no patent protection in some jurisdictions.

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

It is also possible that a court may find us to be infringing validly issued patents of third parties. In that event, in addition to the cost of defending the underlying suit for infringement, we may have to pay license fees and/or damages and may be enjoined from conducting certain activities. Obtaining licenses under third-party patents can be costly, and such licenses may not be available at all. Under such circumstances, we may need to materially alter our processes, may be unable to launch a product or may lose the right to manufacture and sell a product entirely or for a period of time.

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

If we fail to obtain or maintain orphan drug designation or other market exclusivity for QLT091001, our competitive position may be harmed.

Since the extent and scope of our patent protection for QLT091001 is limited, orphan drug designation is especially important for this product candidate. QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRATor RPE65genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. These designations provide market exclusivity in the applicable jurisdiction for seven years and 10 years, respectively, if a product is approved. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with the same active moiety for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

We may seek orphan drug designations for QLT091001 for the treatment of other indications when we believe that such orphan drug designations could provide us with a commercial advantage. For example, we are currently seeking orphan drug designations from the FDA and EMA for the indication, inherited retinal disease caused by LRAT or RPE65 mutations, which indication includes both LCA and RP patients. We expect to receive responses to our applications from the FDA and EMA in the second quarter of 2014, which we expect will enable us to determine whether we pursue a pivotal trial in inherited retinal disease caused by mutations in LRAT or RPE65 mutations (subsuming both LCA and RP patients at once), or in one of either LCA or RP, as a first stage in registration trials for QLT091001. There is no assurance that we will receive such orphan drug designations or, even if we do, that such orphan drug designations will provide us with a commercial advantage. If we do not receive these orphan drug designations from one or both of the FDA or EMA in a timely manner or at all, our development plans and timelines to initiate pivotal trials for QLT091001 in LCA or RP (or both) may be negatively impacted.

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

In addition, we may become involved in disputes or legal actions as a result of our past strategic corporate restructurings. Under the strategic restructuring undertaken in 2008 and 2009, we divested Eligard (as part of the sale of QLT USA), Aczone® and Atrigel and sold the land and building comprising our Canadian headquarters. Additionally, we sold all of our assets related to Visudyne to Valeant pursuant to the terms of an asset purchase agreement, and we agreed to perform certain transition services for Valeant. Most recently, we entered into an asset purchase agreement in April 2013 with Mati pursuant to which we sold our PPDS Technology to Mati. Transactions such as these may result in disputes regarding representations and warranties, indemnities, future payments or other matters, and we may not realize some or all of the anticipated benefits of these transactions. For example, we are currently in a disagreement with Valeant over whether we are entitled to the $5 million Laser Earn-Out Payment as a result of the FDA’s approval of the premarket application supplement for the Qcellus laser. If we cannot favourably resolve this dispute, we may not receive all of the contingent consideration pertaining to regulatory approval of the Qcellus laser.

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

Significant judgment is required in determining our provision for income taxes. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 3 – Significant Accounting Policies in Notes to the Consolidated Financial Statements) can have a material impact on our effective income tax rate.

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

We generated significant net losses for the fiscal years ended December 31, 2013, 2011 and 2010. Although we earned net income for the fiscal years ended December 31, 2012, 2009 and 2008, we incurred a loss from continuing operations in each of those years. Our accumulated deficit at December 31, 2013 was approximately $507.3 million. Even though our research and development expenses have decreased due to the sale of our Visudyne business and punctal plug drug delivery system, we expect to continue to incur net losses from continuing operations for the foreseeable future due to clinical development costs related to our synthetic retinoid product and no revenue generating activities. We are uncertain when or if we will be able to achieve or sustain profitability. If we are unable to achieve or sustain profitability in the future, our stock price may decline.

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

The market prices for securities of biotechnology companies, including QLT, have been and are likely to continue to be volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:

•	announcements related to our strategic alternatives process;

•	results of our research and development programs;

•	issues with the safety or effectiveness of our product candidates;

•	announcements of technological innovations or new products by us or our competitors;

•	litigation commenced against us;

•	regulatory developments or delays concerning our products;

•	quarterly variations in our financial results; and

•	the timing and amounts of contingent consideration paid to us by third parties.

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

We currently lease 20,000 square feet of space in Vancouver, British Columbia, where our head office and certain research facilities are located. The lease term expires on August 31, 2015 and we have an option to renew the lease for one additional year.

Effective July 31, 2013, we terminated the lease related to our former Menlo Park, California operating facility. As at December 31, 2013, we no longer operate in the U.S. or have any leased properties in the U.S.

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of business. There are currently no material pending legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Share Information

Our common stock is traded in Canada on the TSX under the symbol “QLT” and in the U.S. on the NASDAQ Stock Market under the symbol “QLTI.” The following table sets out, for the periods indicated, the high and low closing sales prices of the common shares, as reported by the TSX and NASDAQ.

	The Toronto Stock Exchange		The NASDAQ Stock Market
	High (CAD$)	Low (CAD$)	High (U.S.$)	Low (U.S.$)

2013

Fourth Quarter	$6.35	$4.39	$5.95	$4.29

Third Quarter	4.90	4.27	4.71	4.11

Second Quarter	9.12	4.63	8.98	4.39

First Quarter	9.00	7.70	8.84	7.87

2012

Fourth Quarter	$8.10	$7.46	$8.22	$6.33

Third Quarter	8.51	7.31	8.60	7.45

Second Quarter	8.25	6.29	8.10	6.15

First Quarter	8.00	6.82	8.05	6.70

The last reported sale price of the common shares on the TSX and on NASDAQ on February 24, 2014 was CAD $6.86 and U.S. $6.25, respectively.

As of February 24, 2014, there were 953 registered holders of our common shares, 819 of whom were residents of the U.S. Of the total 51,081,878 common shares outstanding, the portion held by registered holders resident in the U.S. was 32,876,437 or 64%.

Share Price Performance Graph

The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013

QLT Total Return	100.00	205.81	304.15	298.76	326.14	437.50

S&P/TSX Composite Index	100.00	155.65	194.38	173.54	190.06	201.02

NASDAQ Biotechnology Index	100.00	115.96	134.58	150.85	200.25	332.45

The graph above assumes $100 invested on December 31, 2008 in common shares of QLT and in each index. The returns shown above are historical and not indicative of future price performance.

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

On June 27, 2013, we completed a $200.0 million special cash distribution, by way of a reduction of the paid-up capital of the Company’s common shares. For more information refer to Note 8(b) – Share Capital – Cash Distribution in the consolidated financial statements for the year ended December 31, 2013.

Equity Plans

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From October 2012 through March 2013, we conducted a normal course issuer bid to repurchase 3,438,683 of our common shares, being 10% of our public float as of September 26, 2012, the maximum amount permitted under the Toronto Stock Exchange normal course issuer bid rules, at an average price of $7.86 per share, for a total cost of $27.0 million. The share repurchase program was implemented pursuant to an automatic share purchase plan, in accordance with applicable Canadian and U.S. securities legislation. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with regulatory requirements. All common shares repurchased were cancelled.

During the three months ended December 31, 2013, there were no common share repurchases.

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

The Investment Act was amended with the Act to Implement the Agreement Establishing the WTO to provide for special review thresholds for WTO member country investors. Under the Investment Act, a direct investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount (the Review Threshold). The Review Threshold is CAD $354 million for transactions closing in 2014. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.

Pursuant to amendments to the Investment Act in 2009, the Minister of Industry can, within a prescribed period, require the review of an investment by a non-Canadian (even one that does not amount to an acquisition of control, and/or does not meet the Review Threshold) on grounds of whether it is likely to be injurious to national security. Ultimately, the Cabinet can prohibit the completion of an investment, or require divestment of control of a completed investment, or impose terms and conditions on an investment where the investment is injurious to national security.

See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents – U.S. Federal Income Tax Information.”

Item 6.	SELECTED FINANCIAL DATA

Annual Financial Data

The selected historical consolidated financial information presented below for each of the five years ended December 31, 2009 through to 2013, has been derived from our consolidated financial statements prepared in accordance with U.S. GAAP.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

Year Ended December 31,	2013(1)	2012(2)	2011	2010(3)	2009(4)

(In thousands of U.S. dollars except per share information)

Research and development expenses	$18,509	$24,578	$23,043	$11,456	$2,492

Purchase of in-process research and development	—	—	—	—	7,517

Loss from continuing operations	(25,838)	(42,264)	(31,379)	(9,270)	(7,645)

Net (loss) income	(24,871)	45,698	(30,416)	(17,539)	99,434

Basic and diluted net (loss) income per common share

Continuing operations	(0.51)	(0.84)	(0.63)	(0.18)	(0.13)

Discontinued operations	0.02	1.75	0.02	(0.15)	1.90

Net (loss) income per common share	(0.49)	0.91	(0.61)	(0.33)	1.77

CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents(5)	$118,521	$307,384	$205,597	$209,478	$188,114

Total assets	163,867	401,218	344,544	387,783	419,637

Total shareholders’ equity	157,784	388,318	329,005	372,944	404,454

For all years presented there were no cash dividends per common share.

(1)

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology to Mati Therapeutics Inc. (“Mati”) pursuant to an asset purchase agreement. During the year ended December 31, 2013, we recognized a $1.1 million gain within discontinued operations, which represented $1.2 million of sale proceeds net of the $0.2 million carrying value of certain equipment sold and a negligible amount of other transaction fees. See Note 12 – Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements.

(2)

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to an asset purchase agreement. During the year ended December 31, 2012, we recognized a pre-tax gain of $101.4 million related to this transaction within discontinued operations. See Note 12 – Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements.

(3)

Our net loss for the year ended December 31, 2010 reflects a tax provision of $10.9 million which was primarily due to a net increase in our valuation allowance resulting from lack of sufficient evidence available to support our continued recognition of certain future tax benefits.

(4)

On October 1, 2009, the Eligard product line was divested as part of the sale of all of the shares of our U.S. subsidiary, QLT USA. For the year ended December 31, 2009, we recognized a pre-tax gain of $107.4 million within discontinued operations related to this transaction. See Item 1. Business – Eligard® Contingent Consideration in this Report on Form 10-K.

(5)

On June 27, 2013, we completed a $200.0 million special cash distribution, by way of a reduction of the paid-up capital of the Company’s common shares (the “Cash Distribution”). The Cash Distribution was approved by the Company’s shareholders at QLT’s annual and special shareholders’ meeting on June 14, 2013. All shareholders of record as at June 24, 2013 (the “Record Date”) were eligible to participate in the Cash Distribution and received a payment of approximately $3.92 per share based upon the 51,081,878 common shares issued and outstanding on the Record Date.

Quarterly Financial Data

(Re-casted to reflect discontinued operations in accordance with U.S. GAAP)

Set out below is selected unaudited consolidated financial information for each of the fiscal quarters of 2013 and 2012.

Quarter Ended	December 31	September 30	June 30	March 31

(In thousands of U.S. dollars except per share information)

2013(a)

Research and development expenses	$4,794	$5,243	$4,392	$4,080

Net loss from continuing operations	(5,701)	(7,492)	(6,029)	(6,616)

Net loss	(4,849)	(7,396)	(6,199)	(6,427)

Basic and diluted net (loss) income per common share(c)

Continuing operations	(0.11)	(0.15)	(0.12)	(0.13)

Discontinued operations	0.02	0.00	0.00	0.00

Net (loss) income per common share	(0.10)	(0.14)	(0.12)	(0.13)

2012(b)

Research and development expenses	$4,958	$5,639	$7,465	$6,517

Net loss from continuing operations	(8,061)	(12,618)	(12,211)	(9,375)

Net (loss) income	(9,181)	81,460	(16,304)	(10,277)

Basic and diluted net (loss) income per common share(c)

Continuing operations	(0.16)	(0.25)	(0.25)	(0.19)

Discontinued operations	(0.02)	1.86	(0.08)	(0.02)

Net (loss) income per common share	(0.18)	1.61	(0.33)	(0.21)

(a)

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology to Mati pursuant to an asset purchase agreement. See Note 12 – Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements.

(b)

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to an asset purchase agreement. During the third quarter of 2012, we recognized a pre-tax gain of $101.4 million related to this transaction within discontinued operations. See Note 12 – Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements.

(c)

Basic and diluted income (loss) per share are determined separately for each quarter. As a result, the sum of the quarterly amounts may differ from the annual amounts disclosed in the consolidated financial statements due to the use of different weighted average numbers of shares outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying 2013 consolidated financial statements and notes thereto, which are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All of the following amounts are expressed in U.S. dollars unless otherwise indicated.

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

The following factors, among others, including those described under Item 1A. Risk Factors in Part I of this Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our expectations regarding the results of our review of strategic alternatives announced in November 2013;

•	unanticipated negative effects of our strategic restructuring in 2012, including our significant reduction in workforce and disposition of our Visudyne business and PPDS Technology;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees, including a Chief Executive Officer;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials;

•	the anticipated timing of regulatory submissions for product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates;

•	our ability to successfully develop and commercialize our synthetic retinoid program;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to obtain and maintain, orphan drug designations for our synthetic retinoid;

•	receipt of all or part of the contingent consideration pursuant to the stock purchase agreement entered into with Tolmar, which is based on anticipated levels of future sales of Eligard;

•

receipt of the full Laser Earn-Out Payment, which is currently subject to a dispute with Valeant, and receipt of all or part of the other contingent consideration pursuant to the Valeant Agreement, which is based on future sales of Visudyne outside of the United States and sales attributable to any new indications for Visudyne;

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

Overview

Strategic Restructuring

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors (the “Board”), we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, over the course of 2012 and 2013 we completed the sale of our Visudyne® business to Valeant Pharmaceuticals International, Inc. (“Valeant”) and the sale of our punctal plug drug delivery system (“PPDS”) to Mati Therapeutics Inc. (“Mati”), and, as a result, significantly reduced our workforce by approximately 180 employees. Our remaining employees are focused on the development of QLT091001.

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

In 2013, the Company met with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), including an end-of-phase II meeting with the FDA, with a goal to progress QLT091001 for the treatment of certain inherited retinal diseases into pivotal trials in 2014. We also initiated a Phase IIa trial of QLT091001 for the treatment of impaired dark adaptation (IDA) to investigate the safety and efficacy of the drug in a larger patient population. In parallel with our continued development efforts on QLT091001, in November 2013 we announced that we have commenced a review of strategic alternatives for the Company and have engaged Credit Suisse to act as our financial advisor.

Return of Capital

In connection with the strategic restructuring, the following transactions were executed during 2013 to return capital to the Company’s shareholders:

(a)	Cash Distribution

On June 27, 2013, we completed a $200.0 million special cash distribution, by way of a reduction of the paid-up capital of the Company’s common shares (the “Cash Distribution”). The Cash Distribution was approved by the Company’s shareholders at QLT’s annual and special shareholders’ meeting on June 14, 2013. All shareholders of record as at June 24, 2013 (the “Record Date”) were eligible to participate in the Cash Distribution and received a payment of approximately $3.92 per share based upon the 51,081,878 common shares issued and outstanding on the Record Date.

(b)	Share Repurchase Program

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, which represented 10% of our public float as of September 26, 2012. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market in accordance with all applicable regulatory requirements. During the years ended December 31, 2013 and 2012, we repurchased 1,691,479 and 1,747,204 common shares under the terms of this bid at a cost of $13.5 million (average price of $7.97 per common share) and $13.7 million (average price of $7.84 per common share), respectively. The bid was completed on March 12, 2013. We retired all of these shares as they were acquired. In connection with this retirement, we recorded an increase in additional paid-in capital of $2.0 million in 2013 and $2.4 million in 2012.

Sales of Assets and Discontinued Operations

Punctal Plug Delivery Program

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”). Mati is a development company founded by Robert L. Butchofsky, our former President and Chief Executive Officer, whose employment with QLT was terminated on August 2, 2012 as part of the strategic restructuring described above. In July 2012, we retained Goldman Sachs to explore the sale or spin-out of our PPDS Technology and after an assessment of these alternatives; on December 24, 2012 we granted Mati a 90-day exclusive option to acquire the PPDS Technology in exchange for $0.5 million. On April 3, 2013, following Mati’s exercise of the option, we entered into an asset purchase agreement with Mati and completed the sale of the PPDS Technology to Mati. Under the terms of our asset purchase agreement with Mati (the “Mati Agreement”), we received an additional payment of approximately $0.8 million at closing and are eligible to receive potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. Under the terms of the Mati Agreement, we have not had any significant ongoing involvement in the operations or cash flows related to the PPDS Technology other than minor transition services which we agreed to provide. The activities related to the transition services were complete as at September 30, 2013.

Visudyne®

In connection with our strategic restructuring, on September 24, 2012, we completed the sale of our only commercial product, Visudyne, to Valeant Pharmaceuticals International, Inc. (“Valeant”). Pursuant to the asset purchase agreement between the Company and Valeant (the “Valeant Agreement”), we sold all of our assets related to our Visudyne business, including the Qcellus laser then under development by us and certain other photodynamic therapy intellectual property. Upon closing we received a payment of $112.5 million, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (“Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (“Novartis”), which we transferred to

Valeant in connection with the sale, or from other third-party sales of Visudyne outside of the United States (“U.S.”); and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. During 2013, we did not receive any contingent consideration related to annual net royalties payable to Valeant pursuant to the Novartis Agreement in respect of the sale of Visudyne outside of the U.S.

On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and we have invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full.

As at December 31, 2013, the $4.0 million estimated fair value of the $20.0 million of aggregate potential contingent payments represents the fair value of the $5.0 million Laser Earn-Out Payment net of $1.0 million of potential collection costs to account for the increased uncertainty related to collection risk. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil.

In connection with the sale of our Visudyne business, we entered into a transition services agreement with Valeant, pursuant to which we have been providing transition services to Valeant concerning most of the aspects of the Visudyne and Qcellus laser business. In the third quarter of 2013, we completed all of our transition services under our transition services agreement with Valeant related to Visudyne, the commercial sale of Visudyne, and obtaining FDA approval of the Qcellus laser through the PMA process.

Eligard

On October 1, 2009, we divested the Eligard line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”), for the commercial marketing of Eligard in Europe. The $36.6 million estimated fair value of the remaining future quarterly payments is reflected as Contingent Consideration on our Consolidated Balance Sheet. We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As of December 31, 2013, we received an aggregate of $162.0 million of contingent consideration. While we expect to receive the remaining $38.0 million of contingent consideration over the next year, our continued receipt of contingent consideration under the stock purchase agreement is dependent upon sales of Eligard by Sanofi and Astellas, which could vary significantly due to competition, manufacturing difficulties and other factors.

Research and Development

We devote significant resources to our research and development programs. See Item 1. Business – Overview – Research and Development.

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

Contingent Consideration

Our contingent consideration assets relate to former sales of our Visudyne business and QLT USA, Inc. Contingent consideration is measured at fair value and revalued at the end of each reporting period. Fair value changes are reported as part of Investment and Other Income related to continuing operations. The fair value change in contingent consideration is positively impacted by the passage of time, since all remaining expected cash flows are closer to collection, thereby increasing their present value. The fair value change in contingent consideration is also impacted by the projected amount and timing of expected future cash flows as well as the cost of capital used to discount these cash flows.

As at December 31, 2013, the fair value of contingent consideration related to our sale of QLT USA, Inc. was $36.6 million. To estimate the fair value of contingent consideration at December 31, 2013, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 9% for the contingent consideration related to the Eligard royalties determined by management after considering available market and industry information. Future cash flows were estimated based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration related to the sale of QLT USA would decrease by $0.2 million, from $36.6 million to $36.4 million. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration related to the sale of QLT USA would decrease by $0.3 million, from $36.6 million to $36.3 million.

As at December 31, 2013, the fair value of contingent consideration related to Laser Earn-Out Payment, which was reclassified to current accounts receivable, is $4.0 million. The $4.0 million estimated fair value represents the $5.0 million face value of the Laser Earn-Out Payment net of $1.0 million of potential collection costs to account for increased uncertainty related to collection risk.

Stock-Based Compensation

Accounting Standards Codification (“ASC”) topic 718 requires stock-based compensation to be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide service in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards and to any awards modified, repurchased or cancelled after the adoption date.

We use the Black-Scholes option pricing model to estimate the value of our stock option awards at each grant date. The Black-Scholes option pricing model was developed for use in estimating the value of such options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We project expected volatility and expected life of such options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates that coincide with the terms of our options.

For the year ended December 31, 2013, stock-based compensation expense of $0.6 million was expensed as follows: $0.4 million to research and development costs, $0.2 million to selling, general and administrative costs, and nil to discontinued operations. The weighted average assumptions used to value the options granted during 2013 included: volatility of 46.0%, a 6.5 year expected life, and a 2.0% risk-free interest rate.

For the year ended December 31, 2012, stock-based compensation expense of $5.8 million was expensed as follows: $1.5 million to research and development costs, $1.8 million to selling, general and administrative costs, and $2.4 million to discontinued operations. The weighted average assumptions used to value options granted during 2012 included: volatility of 46.8%, a 3.8 year expected life, and a 1.0% risk-free interest rate.

Research and Development

Research and development (“R&D”) costs are expensed as incurred and consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses associated with our various R&D programs. Overhead expenses comprise general and administrative support provided to the R&D programs and involve costs associated with support activities such as rent, facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Significant judgment is required in the selection of an appropriate methodology for the allocation of overhead expenses. Our methodology for the allocation of overhead expenses utilizes the composition of our workforce as the basis for our allocation. Specifically, we determine the proportion of our workforce that is dedicated to R&D activities and allocate to R&D expense the equivalent proportion of overhead expenses. We consider this method the most reasonable method of allocation based on the nature of our business and workforce. Changes in the composition of our workforce and the types of support activities are factors that may influence our allocation of overhead expenses. Costs related to the acquisition of development rights for which no alternative use exists are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred.

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

We record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. There is inherent uncertainty in quantifying income tax positions. We have recorded tax benefits for those tax positions where it is more likely than not that a tax benefit will be sustained upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 11 – Income Taxes in Notes to the Consolidated Financial Statements.

Recently Issued and Recently Adopted Accounting Standards

See Note 3 – Significant Accounting Policies in Notes to the Consolidated Financial Statements for a discussion of recently adopted and new accounting pronouncements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

The following table presents our net income (loss) for the years ended December 31, 2013, 2012 and 2011:

	Year Ended
	December 31,
(In thousands of U.S. dollars, except per share data)	2013	2012	2011

Net (loss) income and comprehensive (loss) income	$(24,871)	$45,698	$(30,416)

Basic and diluted net loss per common share	$(0.49)	$0.91	$(0.61)

Detailed discussion and analysis of our results of operations are as follows:

Expenses

Research and Development

During the year ended December 31, 2013, research and development (“R&D”) expenditures from continuing operations were $18.5 million compared to $24.6 million for the same period in 2012. The $6.1 million (25%) decrease was primarily due to: (i) $4.8 million of savings resulting from our 2012 workforce reduction and lower spending on our synthetic retinoid program QLT091001, and (ii) the $1.2 million impact of the accelerated vesting of certain stock options recorded in 2012 in connection with the election of a new Board of Directors on June 4, 2012.

During the year ended December 31, 2012, R&D expenditures from continuing operations were $24.6 million compared to $23.0 million for the same period in 2011. The $1.6 million (7%) increase was primarily due to the $1.2 million charge discussed above related to the accelerated vesting of certain stock options and higher spending on our synthetic retinoid program QLT091001 in 2012 relative to 2011.

R&D expenditures related to our former Visudyne business and PPDS Technology are presented as discontinued operations on the Consolidated Statements of Operations and Comprehensive (Loss) Income. For additional discussion on these expenditures, refer to the Income from Discontinued Operations, Net of Income Taxes section below and Note 12 – Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements for the year ended December 31, 2013.

Total cumulative costs incurred through December 31, 2013 related to QLT091001 were $94.4 million.

For a more detailed description of our significant development programs, refer to the Research and Development and Our Products in Development sections under Item 1 of this Report.

Selling, General and Administrative Expenses

For the year ended December 31, 2013, selling, general and administration (“SG&A”) expenses were $7.0 million compared to $15.1 million for the same period in 2012. The $8.1 million (54%) decrease was primarily due to: (i) $6.9 million of savings resulting from our 2012 workforce reduction, a decrease in discretionary spending and other restructuring activities; and (ii) higher compensation expense incurred in 2012 related to the $1.2 million impact of the accelerated vesting of certain stock options and directors’ deferred stock units in connection with the election of a new Board of Directors on June 4, 2012.

For the year ended December 31, 2012, SG&A expenses were $15.1 million compared to $17.1 million for the same period in 2011. The $2.0 million (11.6%) decrease was primarily due to savings resulting from our 2012 workforce reduction, which were partially offset by the $1.2 million charge noted above related to accelerated vesting of certain stock options and deferred stock units discussed above.

Depreciation

During the year ended December 31, 2013, depreciation expense was $1.0 million compared to $1.2 million for the same period in 2012. The $0.2 million (17%) decrease was primarily due to the continuing impact of the 2012 $1.1 million impairment write-down of certain property, plant and equipment related to the restructuring, which was announced in July 2012.

During the year ended December 31, 2012, depreciation expense was $1.2 million compared to $1.3 million for the same period in 2011. The $0.1 million (8%) decrease was primarily due to the $1.1 million impairment charge discussed above.

Restructuring charges

During the year ended December 31, 2012, we restructured our operations to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees have been affected by the restructuring to date. Severance and support provisions were made to assist these employees with outplacement. As at December 31, 2013, annualized operating savings specifically related to the workforce reduction is approximately $25.0 million.

Effective December 18, 2013, we entered into a letter agreement with Alexander R. Lussow, the Company’s Senior Vice President, Business Development and Commercial Operations, in which we, among other things, agreed to terminate his employment on either March 31, 2014, April 30, 2014 or May 31, 2014, at the Company’s discretion. The estimated cost of Mr. Lussow’s severance and termination benefits are expected to range between $1.0 million to $1.1 million depending on his actual termination date. As at December 31, 2013, we have recognized $0.1 million of this expected obligation in our restructuring accrual and expense in accordance with ASC No. 420 – Exit or Disposal Cost Obligations. Based on the terms of Mr. Lussow’s current termination arrangement, we expect that his severance and termination benefits will be substantially paid out by the end of the second quarter of 2014. Refer to Note 9 – Restructuring Charges in the Notes to the Consolidated Financial Statements.

During the year ended December 31, 2013, we recorded $2.0 million of restructuring charges, which primarily consisted of $1.7 million of severance and termination benefits, $0.4 million of lease termination costs related to excess office space which was vacated in 2012 and 2013, and $0.2 million of relocation charges related to the downsizing of our office space. These charges were partially offset by a $0.3 million recovery from sales of certain property, plant and equipment that was previously written off in 2012 and/or classified as held for sale.

During the year ended December 31, 2012, we recorded $16.9 million of restructuring charges ($3.1 million of this amount was included in discontinued operations), which primarily consisted of $14.6 million of severance and termination benefits, $1.1 million of property, plant and equipment impairment charges, and $1.3 million of contract termination costs.

Investment and Other Income (Expense)

Net Foreign Exchange Losses

For the years ended December 31, 2013, 2012 and 2011, net foreign exchange losses represent the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See the Liquidity and Capital Resources: Interest and Foreign Exchange Rates section below.

Interest Income

Interest income was $0.2 million for the years ended December 31, 2013 and 2012. During the year ended December 31, 2012, interest income decreased by 71% to $0.2 million from $0.7 million in 2011. The decrease was primarily driven by the $0.5 million of interest income earned in 2011 on the mortgage receivable from Discovery Parks Holdings Ltd.

Fair Value Change in Contingent Consideration

During the year ended December 31, 2013, we recorded fair value gains on our contingent consideration of $2.9 million, compared to fair value gains of $8.2 million and $10.1 million for the same periods in 2012 and 2011, respectively. Fair value gains arise from the accretion of our contingent consideration assets, which are measured and recorded as the present value of future expected payments. The year-over-year declines in our fair value gains are primarily driven by the impact of cash collected during the period, which decreases the balance of future expected cash flows owed to us.

Related to the Sale of QLT USA, Inc.

During the year ended December 31, 2013, we received $38.7 million of proceeds and recorded a $4.1 million fair value gain related to the contingent consideration associated with our previous sale of QLT USA. Similarly, during the years ended December 31, 2012 and 2011, we received $37.1 million and $40.7 million of proceeds and recorded $8.4 million and $10.1 million of fair value gains, respectively.

Related to the Sale of Visudyne

As a result of the dispute with Valeant described under the Sale of Assets and Discontinued Operations section above, during the year ended December 31, 2013, we recorded a $0.8 million decrease in the fair value of our contingent consideration pertaining to the Laser Earn-Out Payment to reflect the increased uncertainty related to collection risk. In addition to the $0.8 million fair value decrease described above, we also recorded a net $0.5 million decrease in the fair value of our contingent consideration related to a revision in our estimate of potential future net royalties owing. As at December 31, 2013, the $4.0 million estimated fair value of the $20.0 million of aggregate potential contingent payments represents the fair value of the $5.0 million Laser Earn-Out Payment net of $1.0 million of potential collection costs to account for the increased uncertainty related to collection risk. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil. The estimated $4.0 million is recorded as current accounts receivable on our consolidated balance sheet.

During the year ended December 31, 2012, we recorded $0.2 million of fair value decrease related to the Visudyne contingent consideration.

Income from Discontinued Operations, Net of Income Taxes

In accordance with the accounting standard for discontinued operations, the results of operations relating to both our PPDS Technology and Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented.

During the year ended December 31, 2013, income from discontinued operations, net of taxes, was $1.0 million and primarily consisted of a $1.1 million gain derived from the sale of our PPDS Technology. For more information refer to the Sales of Assets and Discontinued Operations section above and Note 12 – Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements.

During the year ended December 31, 2012, income from discontinued operations, net of taxes, was $88.0 million compared to $1.0 million reported in 2011. The increase was driven by a pre-tax gain of $101.4 million on the divestment of our Visudyne business during the third quarter of 2012. See Note 12 – Discontinued Operations and Assets Held for Sale in Notes to the Consolidated Financial Statements.

Income Taxes

During the year ended December 31, 2013, the provision for income taxes related to continuing operations was $0.6 million. The provision primarily relates to the current period gain on the fair value change of our Eligard related contingent consideration. In addition, the provision also reflects our position of having insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the year ended December 31, 2012, we recorded a net income tax recovery from continuing operations of $3.9 million. The recovery primarily related to the recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of Visudyne to Valeant, we benefited from a portion of our operating losses from continuing operations.

During the year ended December 31, 2011, the provision for income taxes from continuing operations was $1.2 million. The provision primarily relates to the drawdown of the tax asset associated with the gain on the fair value change of the contingent consideration and reflects our position of having insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures at that time.

During the year ended December 31, 2013, the provision for income taxes related to discontinued operations was $0.2 million. The provision primarily relates to the drawdown of a prepaid tax asset that was recorded in a prior year in connection with the intercompany transfer of certain intellectual property and the subsequent sale of such technology to Mati in April 2013. The provision also reflects our position of having insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations.

During the year ended December 31, 2012, the provision for income taxes related to discontinued operations was $5.8 million. The provision primarily relates to the recognition of the tax cost of utilizing the tax shield associated with our operating losses realized from continuing operations. The provision also reflected that substantially all of the remaining balance of the tax impact of the gain on sale from discontinued operations was offset by tax basis and other tax attributes (e.g. loss carryforwards), which previously had a valuation allowance.

During the year ended December 31, 2011, the provision for income taxes related to discontinued operations was $1.6 million. The provision primarily relates to income taxes associated with our income allocable to our activities in the U.S., as well as the reversal of a prepaid tax asset set up in 2010 in connection with certain profits on intercompany sales of inventory that had not been sold to third parties at that time.

As at December 31, 2013 and 2012, the respective net deferred tax assets of $0.3 million and $1.0 million were largely due to contingent consideration, and other temporary differences against which a valuation allowance was not applied.

As at December 31, 2013 and 2012, we had a full valuation allowance applied against specific tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 11 – Income Taxes in Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

General

As at December 31, 2013, our cash resources, working capital, cash from divestitures, cash collected from contingent consideration, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, and restructuring and change in control obligations.

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

Sources and Uses of Cash

We finance operations, product development and capital expenditures primarily through existing cash, sales of assets and contingent consideration received.

For the year ended December 31, 2013, we used $25.8 million of cash in operations as compared to $41.6 million for the same period in 2012. The $15.8 million positive cash flow variance is primarily attributable to:

•	A positive operating cash flow variance from lower operational spending of $37.1 million associated with our 2012 restructuring initiatives;

•	A positive operating cash flow variance from lower spending on restructuring costs of $11.1 million;

•	A positive operating cash flow variance from higher tax recoveries of $1.0 million;

•	A positive operating cash flow variance from other income items of $0.6 million;

•	A negative operating cash flow variance from lower cash receipts from previous product sales and royalties of $29.9 million; and

•	A negative operating cash flow variance related to the fair value change in contingent consideration of $4.1 million.

For the year ended December 31, 2012, we used $41.6 million of cash in operations as compared to $16.6 million for the same period in 2011. The $25.0 million negative cash flow variance is primarily attributable to:

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

During the year ended December 31, 2013, cash flows provided by investing activities consisted of $34.6 million of contingent consideration received in connection with our previous sale of QLT USA, Inc. and $8.5 million of proceeds from the sale of discontinued operations, which includes: (i) $7.5 million of proceeds released from escrow as described above; (ii) $0.8 million of proceeds related to the sale of our PPDS Technology; and (iii) $0.2 million of proceeds from the sale of certain assets and property, plant and equipment, that was previously designated as held for sale. These cash inflows were partially offset by $0.2 million of capital expenditures.

During the year ended December 31, 2012, cash flows provided by investing activities consisted of $101.5 million of net proceeds from the sale of Visudyne; $28.9 million of contingent consideration collected; $5.9 million of proceeds from collection of the mortgage receivable; $0.5 million of proceeds related to the 90-day option granted to Mati to acquire assets related to our PPDS Technology; and $0.3 million of proceeds related to the out-license and sale of certain non-core assets. These cash inflows were partially offset by $0.9 million of capital expenditures.

During the year ended December 31, 2013, cash flows used in financing activities included the $200.0 million Cash Distribution to shareholders and $14.1 million of cash used to repurchase common shares, including repurchase costs. These cash outflows were partially offset by $8.3 million of cash received for the issuance of common shares related to the exercise of stock options.

During the year ended December 31, 2012, cash flows provided by financing activities consisted of $20.4 million received for the issuance of common shares related to the exercise of stock options, offset by common shares repurchased for $13.1 million.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2013, we had $118.5 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 7.5 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at December 31, 2013, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At December 31, 2013 and 2012, we had no outstanding forward foreign currency contracts.

Contractual Obligations

In the normal course of business, we enter into purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office space, vehicles and office equipment. The minimum annual commitments related to these agreements are as follows:

(in thousands of U.S. dollars)	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases(2)	$1,062	$632	430	$—	$—

Purchase Obligations(3)	7,355	7,205	150	—	—

Milestone Obligations(4)	1,000	1,000	—	—	—

Total	$9,417	$8,837	$580	$—	$—

(1)

At December 31, 2013, we had approximately $1.8 million of long-term liabilities associated with uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of future payments, if any, due to uncertainties in the timing of future outcomes of tax audits that may arise. As a result, uncertain tax liabilities are not included in the table above.

(2)	Operating leases comprise our long-term lease of office space and photocopiers.

(3)

In accordance with U.S. GAAP, these purchase obligations relate to expected future expenditures that are not reflected on our Consolidated Balance Sheet as at December 31, 2013. Total purchase obligations of $7.4 million consist of $4.2 million in ongoing research contracts with third-party organizations and $3.2 million in other outstanding purchase commitments related to the normal course of business. Although all of our material research contracts with third-party organizations are cancelable, we do not intend to cancel such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.

(4)

We have also committed to make potential future milestone payments to certain third parties as part of our licensing, development, and purchase agreements. Payments under these arrangements generally become due and payable upon achievement of certain developmental, regulatory or commercial milestones. Where the achievement of these milestones is probable, we have included them in the table above. For more information refer to Note 15 (b) – Contingencies, Commitments and Guarantees – Milestone and Royalty Obligations under the Notes to the Consolidated Financial Statements for the year ended December 31, 2013 and Item 1. Business – Our Products in Development, QLT091001- Synthetic Retinoid Program of this Report on Form 10-K.

Off-Balance Sheet Arrangements

In connection with the sale of assets and businesses, we provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2013, no amounts have been accrued in connection with such indemnities.

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

U.S. Federal Income Tax Information

Special U.S. federal income tax rules apply to “U.S. Holders” (as defined below) of stock of a “passive foreign investment company” (a “PFIC”). As previously disclosed, the Company believes, but cannot offer any assurance, that it was classified as a PFIC for one or more taxable years prior to 2000, and that it was not a PFIC during any of the taxable years from the taxable year ended December 31, 2000 through the taxable year ended December 31, 2007. The Company further believes that it was a PFIC for the taxable years ended December 31, 2008 through 2013, which significantly impacts the U.S. federal income tax consequences to U.S. Holders. The Company is uncertain regarding its potential PFIC status for the taxable year ending December 31, 2014. The Company’s actual PFIC status for a given taxable year will not be determinable until the close of such year and, accordingly, no assurances can be given regarding the Company’s PFIC status in 2014 or any future year. See further discussion of the PFIC rules below. In addition, the following assumes that the common shares are held as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Distributions on Common Shares

Subject to different treatment pursuant to the PFIC rules discussed below, a distribution with respect to our common shares generally will be treated as a dividend, taxable as ordinary income, to the extent of the Company’s current or accumulated earnings and profits, as determined under U.S. federal income tax principles. In general, to the extent that the amount of the distribution exceeds the Company’s current and accumulated earnings and profits, the excess first will be treated as a tax-free return of capital that will reduce the holder’s tax basis in the holder’s common shares, and to the extent of any remaining portion in excess of such tax basis, the excess will be taxable as capital gain. Any such capital gain will be long-term capital gain if the U.S. Holder has held the common shares for more than one year at the time of the distribution. However, under U.S. Treasury regulations regarding the treatment of PFICs, a purchase of common shares from a U.S. Holder by the Company that does not qualify as a “sale or exchange” under U.S. federal income tax rules, and hence is treated as a distribution, is in fact treated as a distribution in full for PFIC purposes regardless of whether there are any earnings and profits.

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

The Company believes that it may be deemed a PFIC for 2008 through 2013. Please be aware that the Company’s status as a PFIC can have significant adverse tax consequences for U.S. Holders.

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

Deemed Sale Election. If the Company is a PFIC for any year during which a U.S. Holder holds common shares, but the Company ceases in a subsequent year to be a PFIC (which could occur, for example, if the Company were a PFIC for 2013 but is not a PFIC for 2014), then a U.S. Holder can make a “purging” election, in the form of a deemed sale election, for such subsequent year in order to avoid the adverse PFIC tax treatment described above that would otherwise continue to apply because of the Company having previously been a PFIC. If such election is timely made, the U.S. Holder would be deemed to have sold the common shares held by the holder at their fair market value, and any gain from such deemed sale would be taxed as an excess distribution (as described above). The basis of the common shares would be increased by the gain recognized, and a new holding period would begin for the common shares for purposes of the PFIC rules. The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of the common shares. After the deemed sale election, the U.S. Holder’s common shares with respect to which the deemed sale election was made would not be treated as shares in a PFIC, unless the Company subsequently becomes a PFIC. A U.S. Holder may also be able to make a deemed sale election with respect to the Company’s subsidiaries that are PFICs, if any. The rules regarding deemed sale elections are very complex. U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election with regard to the Company and any subsidiaries.

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

Recent Legislation. On December 30, 2013, the U.S. Treasury and IRS issued final regulations (2013 Regulations) defining PFIC shareholders and their reporting requirements. The 2013 Regulations implement the PFIC reporting requirements added under legislation enacted in 2010, under which, unless otherwise provided by the U.S. Treasury, each U.S. Holder of a PFIC is required to file an annual report on IRS Form 8621 containing such information as the U.S. Treasury may require. As these regulations are effective as of December 30, 2013, each U.S. Holder must file IRS Form 8621 with their 2013 income tax returns with respect to their holding in the Company. However, the reporting requirements for holding the Company shares in 2011 and 2012, which were previously suspended, now do not apply. The 2013 Regulations also provide certain exceptions to the reporting requirements. U.S. Holders should consult their tax advisors regarding any reporting requirements that may apply to them and the effect, if any, of this legislation on their ownership and disposition of our common shares.

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

As of February 24, 2014, there were 51,081,878 common shares issued and outstanding, which totaled $466.2 million in share capital. As of February 24, 2014, we had 1,407,529 stock options outstanding of which 341,229 were exercisable at a weighted average exercise price of CAD $5.32 per share. Each stock option is exercisable for one common share. As of February 24, 2014, we had 42,000 RSU’s outstanding none of which are vested. Upon vesting, each RSU represents the right to receive one common share of the Company. As of February 24, 2014, we had 154,000 deferred stock units outstanding of which 55,611 are vested. The cash value of the deferred stock units outstanding as at February 24, 2014 is $1.1 million.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” which is incorporated by reference herein.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QLT Inc.

We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules , when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE LLP

Chartered Accountants

Vancouver, Canada

February 28, 2014

CONSOLIDATED BALANCE SHEETS

As at December 31,	2013	2012
(In thousands of U.S. dollars)

ASSETS

Current assets

Cash and cash equivalents	$118,521	$307,384

Restricted cash (Notes 10, 12, 13)	—	7,500

Accounts receivable, net of allowances for doubtful accounts (Note 4)	4,590	3,960

Contingent consideration – current (Notes 10, 13)	36,582	41,255

Income taxes receivable	77	554

Deferred income tax assets – current (Note 11)	191	644

Assets held for sale (Note 12)	—	300

Prepaid and other assets	1,863	1,442

Total current assets	161,824	363,039

Property, plant and equipment (Note 5)	1,866	2,655

Deferred income tax assets – non-current (Note 11)	177	370

Contingent consideration – non-current (Notes 10, 13)	—	35,154

Total assets	163,867	401,218

LIABILITIES

Current liabilities

Accounts payable	$2,609	$6,121

Accrued liabilities (Note 6)	1,498	2,515

Accrued restructuring charge (Note 9)	130	1,933

Deferred income (Note 12)	—	456

Total current liabilities	4,237	11,025

Uncertain tax position liabilities (Note 11)	1,846	1,875

Total liabilities	6,083	12,900

SHAREHOLDERS’ EQUITY

Share capital (Note 8)

Authorized

500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series

Issued and outstanding

Common shares	$466,229	$471,712

December 31, 2013 – 51,081,878 shares

December 31, 2012 – 51,589,405 shares

Additional paid-in capital	95,844	296,024

Accumulated deficit	(507,258)	(482,387)

Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	157,784	388,318

Total shareholders’ equity and liabilities	$163,867	$401,218

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Year ended December 31,	2013	2012	2011
(In thousands of U.S. dollars except share and per share information)

Expenses

Research and development	$18,509	$24,578	$23,043

Selling, general and administrative	6,986	15,082	17,059

Depreciation	964	1,165	1,292

Restructuring charges (Note 9)	2,031	13,850	0

	28,490	54,675	41,394

Operating loss	(28,490)	(54,675)	(41,394)

Investment and other income

Net foreign exchange (losses) gains	(32)	(8)	(148)

Interest income	211	244	673

Fair value change in contingent consideration (Notes 10, 13)	2,865	8,215	10,078

Other gains	207	60	613

	3,251	8,511	11,216

Loss from continuing operations before income taxes	(25,239)	(46,164)	(30,178)

(Provision for) recovery of income taxes (Note 11)	(599)	3,900	(1,201)

Loss from continuing operations	(25,838)	(42,264)	(31,379)

Income from discontinued operations, net of income taxes (Note 12)	967	87,962	963

Net (loss) income and comprehensive (loss) income	$(24,871)	$45,698	$(30,416)

Basic and diluted net (loss) income per common share (Note 14)

Continuing operations	$(0.51)	$(0.84)	$(0.63)

Discontinued operations	0.02	1.75	0.02

Net (loss) income per common share	$(0.49)	$0.91	$(0.61)

Weighted average number of common shares outstanding (in thousands) (Note 14)

Basic and diluted	50,909	50,112	50,105

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2013	2012	2011
(In thousands of U.S. dollars)

Cash used in operating activities

Net (loss) income and comprehensive (loss) income	$(24,871)	$45,698	$(30,416)

Adjustments to reconcile net (loss) income to net cash used in operating activities

Depreciation	964	1,254	1,433

Stock-based compensation and restricted stock based compensation	599	5,751	2,973

Unrealized foreign exchange losses	254	166	131

Deferred income taxes	730	1,779	3,661

Impairment of long-lived assets	64	1,056	—

Recovery on assets held for sale	(153)	—	—

Gain on sale of discontinued operations (Note 12)	(1,053)	(101,412)	—

Gain on sale of long-lived assets	(221)	(45)	(269)

Fair value change in contingent consideration (Notes 10, 13)	1,273	—	—

Changes in non-cash operating assets and liabilities

Accounts receivable	2,306	6,777	1,029

Inventories	—	361	2,118

Prepaid and other assets	(421)	888	2,139

Accounts payable	(2,916)	310	236

Income taxes receivable / payable	478	(265)	(937)

Accrued liabilities	(1,047)	(5,852)	1,324

Accrued restructuring	(1,803)	1,954	—

	(25,817)	(41,580)	(16,578)

Cash provided by investing activities

Net proceeds from sale of long-lived assets	102	767	19

Net proceeds from sale of discontinued operations (Note 12)	8,486	101,461	—

Purchase of property, plant and equipment	(223)	(892)	(3,317)

Proceeds from mortgage receivable	—	5,874	2,004

Proceeds from contingent consideration (Notes 10, 13)	34,599	28,845	30,641

Other	66	—	—

	43,030	136,055	29,347

Cash (used in) provided by financing activities

Common shares repurchased, including fees	(14,079)	(13,096)	(18,839)

Cash distribution paid to common shareholders (Note 8 (b))	(200,000)	—	—

Issuance of common shares	8,317	20,417	2,182

	(205,762)	7,321	(16,657)

Effect of exchange rate changes on cash and cash equivalents	(314)	(9)	7

Net (decrease) increase in cash and cash equivalents	(188,863)	101,787	(3,881)

Cash and cash equivalents, beginning of year	307,384	205,597	209,478

Cash and cash equivalents, end of year	$118,521	$307,384	$205,597

Supplementary cash flow information:

Income taxes paid	$—	$392	$994

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(1)	Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at January 1, 2011	51,154,392	$479,998	$287,646	$(497,669)	$102,969	$372,944

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.20 per share	451,867	3,226	(931)			2,295

Stock-based compensation			3,021			3,021

Common share repurchase	(2,678,517)	(25,106)	6,267			(18,839)

Net loss and comprehensive loss				(30,416)		(30,416)

Balance at December 31, 2011	48,927,742	$458,118	$296,003	$(528,085)	$102,969	$329,005

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	4,408,867	29,666	(8,257)			21,409

Stock-based compensation			5,902			5,902

Common share repurchase	(1,747,204)	(16,072)	2,376			(13,696)

Net income and comprehensive income				45,698		45,698

Balance at December 31, 2012	51,589,405	$471,712	$296,024	$(482,387)	$102,969	$388,318

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	1,183,952	9,978	(2,761)			7,217

Stock-based compensation			567			567

Restricted stock compensation			32			32

Common share repurchase	(1,691,479)	(15,461)	1,982			(13,479)

Cash distribution to common shareholders at $3.92 per share (Note 8 (b))			(200,000)			(200,000)

Net loss and comprehensive loss				(24,871)		(24,871)

Balance at December 31, 2013	51,081,878	$466,229	$95,844	$(507,258)	$102,969	$157,784

(1)

At December 31, 2013, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar. See Note 3 – Significant Accounting Policies.

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Throughout this Annual Report on Form 10-K, the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, QLT Plug Delivery, Inc., QLT Therapeutics, Inc. and QLT Ophthalmics, Inc., unless stated otherwise.

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors, we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring, on September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”) pursuant to the terms of an asset purchase agreement (the “Valeant Agreement”). On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”) pursuant to the terms of an asset purchase agreement (the “Mati Agreement”). See Note 12 – Discontinued Operations and Assets Held for Sale. In parallel with our continued development efforts on QLT091001, in November 2013, we announced that we commenced a review of strategic alternatives for the Company and have engaged Credit Suisse to act as our financial advisor.

1.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts herein are expressed in U.S. dollars unless otherwise noted.

In accordance with Accounting Standards Codification (“ASC”) No. 205-20-Discontinued Operations, the results of operations relating to our PPDS Technology and Visudyne business have been excluded from continuing operations and are reported as discontinued operations for the current and prior periods. See Note 12 – Discontinued Operations and Assets Held for Sale.

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position of QLT as at December 31, 2013 and the result of operations and cash flows for all periods presented.

2.	PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

3.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates include, but are not limited to, accounts receivable valuation provisions, contingent consideration measured at fair value, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

Reporting Currency

QLT’s functional and reporting currency is the U.S. dollar. Given that the Company has significant U.S. denominated expenditures and cash flows, the U.S. dollar functional currency is reflective of the primary currency in which QLT operates. Foreign currency denominated monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. The resulting foreign exchange gains (losses) are included in income or loss for the period. Foreign denominated expenses are translated at the approximate exchange rate in effect at the time of the transaction. The resulting foreign exchange gains and losses are included in income or loss for the period.

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

Discontinued Operations and Assets Held for Sale

We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of their carrying value and their estimated fair value. We cease to record depreciation or amortization expense at that time.

The results of operations, including the gain on disposal for businesses that are classified as held for sale, are excluded from continuing operations and reported as discontinued operations for all periods presented. Other than the provision of certain transition services described in Note 12 – Discontinued Operations and Assets Held for Sale, we have not had any significant continued involvement with the Visudyne business or the PPDS Technology following their sale. Amounts billed to Valeant and Mati in connection with the provision of these transition services are included within discontinued operations.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash include highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase. Cash and cash equivalents and restricted cash are considered available-for-sale. They are recorded at fair value and include any unrealized holding gains and losses.

Property, Plant and Equipment

We depreciate property, plant and equipment using the straight-line method over their estimated economic lives, which range from three to five years. Determining the economic lives of property, plant and equipment requires us to make significant judgments that may materially impact our operating results.

Property, plant and equipment are recorded at cost and are amortized as follows:

Years

Office furnishings, fixtures and other assets	5

Research equipment	5

Commercial manufacturing equipment	5

Computer hardware and operating system	3-5

Leasehold improvements are depreciated over their expected useful lives, which are limited by the lease term, except where the lease renewal is determined to be reasonably assured and failure to renew the lease would impose a significant penalty on the Company.

We evaluate our long-lived assets annually for potential impairment at year end. However, whenever specific events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable, we will perform these evaluations more frequently. An estimate of undiscounted future cash flows generated by the long-lived asset is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. See Note 9 – Restructuring Charges.

Stock-Based Compensation

ASC topic 718 requires stock-based compensation expense, which is measured at fair value on the grant date, to be recognized in the statement of operations over the period in which a grantee is required to provide services in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards as well as previously granted awards which are modified, repurchased or cancelled after the adoption date. We recognize stock-based compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider voluntary terminations and trends of actual stock option forfeitures.

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

During 2013, the Company issued Restricted Stock Units (“RSU’s”) to its directors as consideration for their provision of future services as directors (see Note 8(f)). Restricted stock-based compensation expense is measured based on the fair value market price of QLT’s common shares on the grant date and is recognized over the requisite service period, which coincides with the vesting period. RSU’s can only be exchanged and settled for QLT’s common shares, on a one-to-one basis, upon vesting.

Research and Development

Research and development costs, including certain acquired in-process research and development related to acquired assets or groups of assets that do not meet the definition of a business under applicable accounting standards, are expensed as incurred. These costs generally consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses, associated with our various research and development programs. Overhead expenses comprise general and administrative costs incurred to support research and development programs such as rent, facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Patent application, filing and defense costs are expensed as incurred.

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

Contingent Consideration

Contingent consideration arising from the sale of QLT USA and our Visudyne business is measured at fair value. Contingent consideration is revalued at each reporting period and changes are included in continuing operations. See Notes 10 and 13 – Contingent Consideration.

Contingencies Related to Legal Proceedings

We record a liability in the consolidated financial statements for litigation related matters when a loss is considered probable and the amount can be reasonably estimated. If the loss is not probable or a range cannot reasonably be estimated, no liability is recorded in the consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-04, Technical Corrections and Improvements. This update features certain technical corrections and conforming amendments to a wide range of fair value topics in the Accounting Standards Codification. The guidance was issued to correct and clarify prevailing fair value measurement and disclosure requirements in order to ensure that they conform to the current definition of fair value. The amendments in this update are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11- Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires companies to present an unrecognized tax benefit or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. This update is effective for public entities for years, and interim periods within those years, beginning after December 15, 2013. Management is currently assessing the impact of ASU No. 2013-11 on the Company’s consolidated financial statements.

4.	ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	2013	2012

Accounts receivable – Laser Earn-Out Payment(i)	$4,000	$—

Accounts receivable – Transition Services(ii)	—	2,259

Accounts receivable – Other	590	1,701

	$4,590	$3,960

(i)

Accounts receivable relates to a milestone payment owing from Valeant related to the receipt of the premarket approval application (“PMA”) supplement for the Qcellus laser from the U.S. Food and Drug Administration (“FDA”) on September 26, 2013. Refer to Note 10 – Contingent Consideration and Note 12 – Discontinued Operations and Assets Held for Sale for more information.

(ii)

Accounts receivable relates to amounts owing from Valeant and Mati for services provided pursuant to respective transition services agreements in connection with the sale of our Visudyne business in 2012 and our PPDS Technology in 2013. Refer to Note 12 Discontinued Operations and Assets Held for Sale for more information. During the year ended December 31, 2013, we recorded a $0.1 million allowance for doubtful accounts provision against these accounts receivable balances (December 31, 2012 – nil).

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2013
(In thousands of U.S. dollars)	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$464	$292	$172

Office furnishings, fixtures, and other	258	192	66

Research equipment	3,461	2,184	1,277

Computer hardware and operating system	11,408	11,057	351

	$15,591	$13,725	$1,866

	December 31, 2012
(In thousands of U.S. dollars)	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$244	$212	$32

Office furnishings, fixtures, and other	297	169	128

Research equipment	3,767	1,844	1,923

Commercial manufacturing equipment	8	8	—

Computer hardware and operating system	11,411	10,839	572

	$15,727	$13,072	$2,655

During the year ended December 31, 2013, we recorded an impairment charge of $0.1 million related to certain property, plant and equipment that was no longer in use.

In connection with our 2012 restructuring, we impaired $1.1 million of property, plant, and equipment used for activities which were eliminated pursuant to our restructuring. This impairment charge has been included within the restructuring charges line. See Note 9 – Restructuring Charges.

6.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	December 31, 2013	December 31, 2012

Compensation	$1,211	$2,270

Directors’ Deferred Share Units compensation (“DSU”)	265	96

Royalties	—	149

Other	22	—

	$1,498	$2,515

7.	FOREIGN EXCHANGE FACILITY

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

The Facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At December 31, 2013 and December 31, 2012, no collateral has been pledged as security for this facility given that we do not have any foreign exchange contracts outstanding.

8.	SHARE CAPITAL

(a)	Authorized Shares

There were no changes to the authorized share capital of QLT for the years ended December 31, 2013 and 2012.

(b)	Cash Distribution

On June 27, 2013, we completed a $200.0 million special cash distribution, by way of a reduction of the paid-up capital of the Company’s common shares (the “Cash Distribution”). The Cash Distribution was approved by the Company’s shareholders at QLT’s annual and special shareholders’ meeting on June 14, 2013. All shareholders of record as at June 24, 2013 (the “Record Date”) were eligible to participate in the Cash Distribution and received a payment of approximately $3.92 per share based upon the 51,081,878 common shares issued and outstanding on the Record Date.

(c)	Share Repurchase Program

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, which represented 10% of our public float as of September 26, 2012. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market in accordance with all applicable regulatory requirements. During the years ended December 31, 2013 and 2012, we repurchased 1,691,479 and 1,747,204 common shares under the terms of this bid at a cost of $13.5 million (average price of $7.97 per common share) and $13.7 million (average price of $7.84 per common share), respectively. The bid was completed on March 12, 2013. We retired all of these shares as they were acquired. In connection with this retirement, we recorded an increase in additional paid-in capital of $2.0 million in 2013 and $2.4 million in 2012.

On December 16, 2010, we commenced a normal course issuer bid to repurchase of up to 3,615,285 of our common shares, which represented 10% of our public float as of December 9, 2010. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market, and in accordance with all applicable regulatory requirements. Under the terms of the bid, we repurchased 2,678,517 common shares during the year ended December 31, 2011 at a cost of $18.8 million (average price of $7.03 per common share). This bid expired on December 15, 2011. We retired all of these shares as they were acquired. In connection with this retirement, we recorded an increase in additional paid-in-capital of $6.3 million in 2011.

(d)	Stock Options

We currently have one equity compensation plan, the QLT 2000 Incentive Stock Plan (as amended, the “Plan”), which provides for the issuance of common shares to directors, officers, employees and consultants of QLT and its affiliates. Effective on April 25, 2013, the Company’s Board of Directors amended and restated the Plan to increase the number of the Company’s common shares, without par value, available for grant under the Plan from 7,800,000 to 11,800,000 and make certain other amendments to the Plan. The amendment and restatement of the

Plan was subject to shareholder approval, which was obtained on June 14, 2013. On July 29, 2013, the Company filed a registration statement to register the issuance of up to 4,000,000 additional common shares that may be issued under the Plan as a result of the amendment to the Plan. No financial assistance is provided by us to the participants under the Plan. Below is a summary of the principal terms of the Plan:

Awards. The Plan provides for grants of stock options (both incentive stock options and nonqualified stock options) and RSUs to eligible persons. Each award must be evidenced by a written award agreement with terms and conditions consistent with the Plan.

Share Reserve. We have reserved an aggregate of 11,800,000 common shares for issuance under the Plan. Common shares subject to an award of stock options or RSUs that terminates, expires or lapses for any reason are made available under subsequent awards under the Plan. The number of common shares with respect to one or more stock options that can be granted to any one individual in any one calendar year is 2,000,000 common shares.

Administration. The Compensation Committee of the Board of Directors administers the Plan.

Eligibility. The directors, officers, employees and consultants of QLT or its affiliates who are or will be considered important to our success, as determined by the Compensation Committee, are eligible to participate in the Plan.

Grant of Awards. Subject to the terms of the Plan, the Compensation Committee may grant to any eligible person one or more options or RSUs as it deems appropriate. The Compensation Committee may also impose such limitations or conditions on the exercise or vesting of any award as it deems appropriate.

Options expire automatically on the earlier of (i) the date on which such option is exercised in respect of all of the common shares that may be purchased under the Plan, and (ii) the expiration date fixed by the Compensation Committee at the granting of such options, which date will not be more than ten years from the date of grant. Options that would otherwise expire within, or within two business days after the end of, a “black-out” period established by QLT will not expire until the tenth business day after the earlier of the end of such black-out period or, provided the black-out period has ended, the expiry date. Early termination of stock options or RSUs in the event of termination of service, death or disability are subject to the specific terms of each applicable award agreement. Generally, unvested options cease to vest immediately on termination of service and vested options terminate 90 days after termination of service. Unvested RSUs are automatically forfeited, terminated and cancelled immediately on termination of service without payment of any consideration by the Company.

Exercise Price. The exercise price of options granted is determined by the Compensation Committee, but is in no event less than the closing price of our common shares on the Toronto Stock Exchange (“TSX”) on the date of grant. RSUs may be granted pursuant to the Plan with no consideration from the participant.

Vesting. Vesting of awards is determined on the grant date in the discretion of the Compensation Committee. With certain exceptions, our general practice has been to grant options that vest over thiry-six (36) months. RSU grants to date have been awarded only to our directors and vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company. In certain circumstances, such as a change of control, the vesting provisions applicable to unvested options and RSUs may be accelerated subject to the Compensation Committee and/or board’s discretion and approval.

Transferability. No award may be transferred or assigned except by will or by operation of the laws of devolution or distribution and descent or pursuant to a qualified domestic relations order, as defined by the U.S. Internal Revenue Code of 1986, and may be exercised only by a grantee during his or her lifetime.

Amendments or Terminations. The Plan will terminate on April 25, 2023. The Compensation Committee, subject to approval of the Board of Directors, may terminate, amend or modify the Plan at any time prior to this; provided, however, that shareholder approval will be obtained (i) to increase the number of common shares available under the Plan, (ii) to amend the terms of any outstanding option to reduce the per share exercise price,

(iii) to cancel any outstanding option in exchange for cash or another option or award having an exercise price that is less than the exercise price of the original option, (iv) to extend the term of any option beyond the original expiration date, (v) to permit the transfer or assignment of any award in any manner other than as permitted by the Plan, (vi) to grant any award under the Plan if the Plan has been suspended or terminated, and (vii) to make any amendments to the powers of the Compensation Committee to suspend, amend or terminate the Plan as specified in the Plan. Any other amendments can be made to the Plan by the Compensation Committee without shareholder approval.

Valuation. We use the Black-Scholes option pricing model to estimate the value of the options at each grant date. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our stock options.

As at December 31, 2013, options to purchase an aggregate total of 1,407,529 million common shares were outstanding under the Plan and exercisable in the future at prices ranging between CAD $4.54 and CAD $7.23 per common share.

Stock option activity with respect to our Plan is presented below:

(In CAD dollars)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at January 1, 2011	6,100,101	$5.49

Granted	1,430,900	7.19

Exercised	(451,867)	4.98

Forfeited and expired	(1,030,937)	8.36

Outstanding at December 31, 2011	6,048,197	5.44

Granted	889,250	7.06

Exercised	(4,408,867)	4.82

Forfeited and expired	(1,112,564)	8.12

Outstanding at December 31, 2012	1,416,016	6.25

Granted	1,312,000	4.76

Exercised	(1,183,952)	7.99

Forfeited and expired	(136,535)	6.28

Outstanding at December 31, 2013	1,407,529	4.94	9.10

Exercisable at December 31, 2013	257,332	$5.37	7.79

As of December 31, 2013, the number of options issued and outstanding under the Plan represents 2.8% (2012 – 2.7%, 2011 – 12%) of the issued and outstanding common shares.

On November 22, 2013 the Board of Directors granted an aggregate of 350,000 stock options. Of these stock options, 325,000 vest and become exercisable in six (6) successive and equal monthly installments from the grant date and 25,000 vest and become exercisable in thirty-six (36) successive and equal monthly installments from the grant date. Furthermore, the options have an exercise price of CAD$5.38 per common share, which is equal to the closing price of the Company’s common shares on the TSX on the date of grant.

On July 15, 2013, the Board of Directors granted an aggregate of 962,000 stock options. These stock options vest and become exercisable in thirty-six (36) successive and equal monthly installments from the grant date. Furthermore, they have an exercise price of CAD $4.54 per common share, which is equal to the closing price of the Company’s common shares on the TSX on the date of grant.

The following weighted average assumptions (no dividends are assumed) were used to value stock options granted in each of the following years:

	2013	2012	2011

Annualized volatility	46.0%	46.8%	48.8%

Risk-free interest rate	2.0%	1.0%	2.1%

Expected life (years)	6.5	3.8	3.7

The weighted average grant date fair value of stock options granted during the year ended December 31, 2013 was CAD $2.28 (year ended December 31, 2012 – $2.55; year ended December 31, 2011 – CAD $2.78).

The impact on our results of operations of recording stock option compensation for the years ended December 31, 2013, 2012, and 2011 is as follows:

(In thousands of U.S. dollars)	2013	2012(1)	2011

Research and development	$358	$1,537	$708

Selling, general and administrative	209	1,783	1,316

Discontinued operations	—	2,431	949

Stock-based compensation expense before income taxes	567	5,751	2,973

Related income tax benefits	—	(539)	(162)

Stock-based compensation, net of income taxes(2)	$567	$5,212	$2,811

(1)

Approximately $4.3 million of the 2012 stock-based compensation expense relates to the accelerated vesting of 1,670,306 stock options in connection with the change in control resulting from the election of a new Board of the Directors at the Company’s annual meeting of shareholders on June 4, 2012.

(2)	The total share-based compensation capitalized as part of inventory and the related tax benefits recorded were negligible for all periods presented.

As at December 31, 2013, 1,150,197 stock options were unvested (2012 – 143,965, 2011 – 1,801,803). As at December 31, 2013, the total estimated unrecognized compensation cost related to unvested stock options and the expected weighted average periods over which such costs are expected to be recognized is as follows:

December 31, 2013

Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$2,527

Expected weighted average period of recognition of compensation cost (in months)	29

Expected weighted average period of compensation cost to be recognized (in years)	1.99

The aggregate intrinsic values of options outstanding and exercisable as at December 31, 2013, 2012 and 2011 are as follows:

(In thousands of CAD dollars)	2013	2012	2011

Aggregate intrinsic value of options outstanding	$1,572	$2,192	$12,406

Aggregate intrinsic value of options exercisable	224	2,083	10,903

New common shares are issued upon exercise of stock options. The intrinsic value of stock options exercised and the related cash from exercise of stock options during the years ended December 31, 2013, 2012 and 2011 are as follows:

(In thousands of U.S. dollars)	2013	2012	2011

Intrinsic value of stock options exercised	$2,171	$13,184	$1,022

Cash from exercise of stock options	7,217	21,409	2,295

(e)	Deferred Share Units

Under the DDSU Plan, at the discretion of the Board of Directors, directors can receive all or a percentage of their equity-based compensation in the form of DSU’s. DSU’s vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the grant date. A vested DSU can only be settled by conversion to cash (no share is issued), and is automatically converted after the director ceases to be a member of the Board unless the director is removed from the Board for just cause. Prior to conversion, the value of each DSU, at any point in time, is equivalent to the latest closing price of QLT’s common shares on the TSX on that trading day. When converted to cash, the value of a vested DSU is equivalent to the closing price of a QLT common share on the trading day immediately prior to the conversion date. On July 15, 2013, 88,000 DSU’s were issued to directors in accordance with the terms of the DDSU Plan.

DSU activity is presented below.

Number of DSUs

Outstanding at January 1, 2011	270,000

Granted	60,000

Redeemed	—

Cancelled	—

Outstanding at December 31, 2011	330,000

Granted	88,000

Redeemed	(330,000)

Cancelled	—

Outstanding at December 31, 2012	88,000

Granted	88,000

Redeemed	(6,111)

Cancelled	(15,889)

Outstanding at December 31, 2013	154,000

Vested at December 31, 2013	47,056

The obligation to pay the cash amount is recorded as a liability in our financial statements and is marked-to-market in each reporting period. See Note 6 – Accrued Liabilities. Cash payments under the DDSU Plan during the years ended December 31, 2013, 2012 and 2011 were as follows:

(In thousands of U.S. dollars)	2013(2)	2012(1)	2011

Cash payments under the DDSU plan	$28	$2,523	$0

(1)

On June 4, 2012, a new Board of Directors was elected at the Company’s annual shareholders’ meeting. As a result, upon departure of the previous Board of Directors, $2.5 million was paid out to these former directors in accordance with the terms of the DDSU Plan.

(2)	In connection with Vicente Anido Jr.’s resignation from the Board of Directors effective November 9, 2013, the Company paid $0.03 million to Mr. Anido in accordance with the terms of the DDSU Plan.

The impact on our results of operations of recording DSU compensation for the years ended December 31, 2013, 2012 and 2011 is as follows:

(In thousands of U.S. dollars)	2013	2012(1)	2011

Research and development	$77	$246	$120

Selling, general and administrative	129	580	322

Deferred share unit compensation expense	$206	$826	$442

(1)

The DSU compensation for the year ended December 31, 2012 includes $0.3 million related to accelerated vesting of 42,500 DSU’s held by the previous Board of Directors in connection with the election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012 and consequent departure of the previous Board of Directors.

(f)	Restricted Stock Units

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

Restricted stock-based compensation expense was measured at fair value based on the CAD $4.54 market price of QLT’s common shares on the July 15, 2013 grant date. The weighted average grant date fair value of the RSU’s during the year ended December 31, 2013 was therefore CAD $4.54. The full cost of the restricted stock-based compensation expense will be recognized over the three year vesting period, which is the requisite service period. During the year ended December 31, 2013, we recognized $0.01 million and $0.02 million of restricted stock based compensation expense in research and development expense and selling, general and administrative expense, respectively.

On November 9, 2013, 6,000 RSU’s were cancelled in connection with Vicente Anido Jr.’s resignation from the Board of Directors. As at December 31, 2013, 42,000 RSU’s remain unvested. As at December 31, 2013, the total estimated unrecognized compensation cost related to RSU’s was $0.2 million and the weighted average period over which such costs are expected to be recognized is 2.54 years.

9.	RESTRUCTURING CHARGES

In July 2012 we restructured our operations in order to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees have been affected by the restructuring to date. Severance and support provisions have been made to assist these employees with outplacement. During the year ended December 31, 2012, we recorded $16.9 million of restructuring charges of which $3.1 million was included in discontinued operations. Restructuring charges in 2012 include impairment charges on property, plant, and equipment of $1.1 million related to equipment used for activities which were eliminated pursuant to our restructuring and $1.0 million of lease costs related to excess office space. During the year ended December 31, 2013, we recorded further restructuring charges of $2.0 million.

Effective December 18, 2013, we entered into a letter agreement with Alexander R. Lussow, the Company’s Senior Vice President, Business Development and Commercial Operations, in which we, among other things, agreed to terminate him on either March 31, 2014, April 30, 2014 or May 31, 2014, at the Company’s discretion.

The letter agreement also confirmed that, upon such termination, Mr. Lussow would be entitled to severance benefits under the change of control letter, dated June 30, 2006, between the Company and Mr. Lussow as a result of the change of control that occurred at the Company’s 2012 Annual General Meeting. Mr. Lussow has agreed not to resign prior to such termination date and to perform his duties up to his termination in a manner consistent with his current performance.

Depending on Mr. Lussow’s future termination date, the estimated cost of his severance and termination benefits are expected to range between $1.0 million to $1.1 million. In accordance with ASC No. 420 – Exit or Disposal Cost Obligations, we are ratably recognizing the cost of Mr. Lussow’s estimated severance and termination benefits over the expected service period. As at December 31, 2013, we have recognized $0.1 million of this expected obligation in our restructuring accrual.

The details of our restructuring accrual and activity are as follows:

(In thousands of U.S. dollars)	Employee Termination Costs(1)	Asset Write-downs	Contract Termination Costs(2)	Other	Total

Restructuring charge	$13,016		$834		$13,850

Foreign exchange	20				20

Cash payments	(13,243)		(718)		(13,961)

Discontinued operations	1,561	1,056	463		3,080

Non-cash portion		(1,056)			(1,056)

Balance at December 31, 2012	1,354	—	579	—	1,933

Restructuring charge	1,542		266	223	2,031

Foreign exchange	—				—

Cash payments	(2,880)		(942)	(223)	(4,045)

Discontinued operations	114	(304)	97		(93)

Non-cash portion		304			304

Balance at December 31, 2013	$130	$—	$—	$—	$130

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space.

10.	CONTINGENT CONSIDERATION

Related to the Sale of QLT USA, Inc.

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, to Tolmar for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement with Tolmar, we received $20.0 million on closing and $10.0 million on October 1, 2010 and we are entitled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe. The estimated fair value of these expected future quarterly payments is reflected as contingent consideration on our consolidated balance sheet and represents a non-cash investing activity. We are entitled to these payments until the earlier of our receipt of $200.0 million of such royalties or October 1, 2024.

During the year ended December 31, 2013, proceeds received from the collection of the contingent consideration totaled $38.7 million (2012 – $37.1 million, 2011 – $40.7 million). Approximately $34.6 million of these proceeds have been reflected as cash provided by investing activities in the consolidated statements of cash flows (2012 – $28.9 million, 2011 – $30.6 million). The remaining $4.1 million of proceeds (2012 – $8.4 million, 2011 – $10.1 million) was recognized as the fair value increase in contingent consideration on the consolidated statement of operations and comprehensive (loss) income and is therefore reflected in the net (loss) income and comprehensive (loss) income line as part of the cash used in operating activities in the consolidated statements of cash flows.

As of December 31, 2013, we have received an aggregate of $162.0 million (2012 – $123.3 million, 2011 – $86.1 million) of Eligard related contingent consideration and expect to receive the remaining $38.0 million (2012 – $76.7 million, 2011 – $113.9 million) over the next four quarters in 2014. Our continued receipt of contingent consideration under the terms of the stock purchase agreement is dependent upon the level of sales of Eligard by Sanofi and Astellas, which could vary significantly due to competition, manufacturing difficulties and other factors.

Related to the Sale of Visudyne

On September 24, 2012, we completed the sale of our Visudyne business to Valeant. Pursuant to the Valeant Agreement, we received a payment of $112.5 million at closing, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the United States Food and Drug Administration (the “FDA”).

On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and on October 10, 2013, we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with regard to the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full.

As a result of the dispute, during the year ended December 31, 2013, we recorded a $0.8 million decrease in the fair value of our contingent consideration pertaining to the Laser Earn-Out Payment to reflect the increased uncertainty related to collection risk. As at December 31, 2013, the $5.0 million Laser Earn-Out Payment is recorded in accounts receivable on our consolidated balance sheet net of $1.0 million of estimated collection costs to account for the increased uncertainty related to collection risk. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil.

We received no proceeds related to the collection of the contingent consideration for the sale of Visudyne during the year ended December 31, 2013. In addition to the $0.8 million fair value decrease described above, we also recorded a net $0.5 million decrease in the fair value of our contingent consideration related to a revision in our estimate of potential future net royalties owing and a negligible fair value increase related to accretion. The total net $1.2 million fair value decrease has been reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the consolidated statements of cash flows (2012 – fair value decrease $0.2 million).

The above contingent consideration payments related to the sale of QLT USA and our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 12 – Discontinued Operations and Assets Held for Sale and Note 13 – Financial Instruments and Concentration of Credit Risk.

11.	INCOME TAXES

Loss from continuing operations before income taxes is as follows:

(In thousands of U.S. dollars)	2013	2012	2011

Canada	$(25,239)	$(46,272)	$(30,414)

United States	—	108	236

Loss from continuing operations before income taxes	$(25,239)	$(46,164)	$(30,178)

The components of the (provision for) recovery of income taxes were as follows:

(In thousands of U.S. dollars)	2013	2012	2011

Canada	$(599)	$4,205	$(1,421)

United States	—	(305)	220

(Provision for) recovery of income taxes	$(599)	$3,900	$(1,201)

(In thousands of U.S. dollars)	2013	2012	2011

Current income taxes	$—	$5,347	$218

Deferred income taxes	(599)	(1,447)	(1,419)

(Provision for) recovery of income taxes	$(599)	$3,900	$(1,201)

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax loss consists of the following:

(In thousands of U.S. dollars)	2013	2012	2011

Loss from continuing operations before income taxes	$(25,239)	$(46,164)	$(30,178)

Canadian statutory tax rates	25.75%	25.00%	26.50%

Expected income tax recovery	6,499	11,541	7,997

Net increase in valuation allowance	(6,717)	(10,127)	(12,509)

Non-taxable portion of capital gains	608	1,083	1,401

Tax recovery of undistributed earnings of affiliates	—	2	—

Foreign tax rate differences	—	(16)	(31)

Investment tax credits	990	2,249	3,245

Stock-based compensation	(154)	(794)	(564)

Changes in tax rates	145	1	(583)

Non-deductible expenditures	(1,828)	—	—

Other	(142)	(39)	(157)

(Provision for) recovery of income taxes	$(599)	$3,900	$(1,201)

During the year ended December 31, 2013, the provision for income taxes from continuing operations was $0.6 million. The provision primarily relates to the current period gain on the fair value change of our Eligard related contingent consideration.

During the year ended December 31, 2012, we recorded a net income tax recovery from continuing operations of $3.9 million. The recovery primarily related to the recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of Visudyne to Valeant, we benefited from a portion of our operating losses from continuing operations.

During the year ended December 31, 2011, the provision for income taxes from continuing operations was $1.2 million and primarily relates to the drawdown of a tax asset associated with the 2011 gain on the fair value change of the contingent consideration.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized in the years ended December 31, 2013, 2012 and 2011.

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented as follows:

(In thousands of U.S. dollars)	2013	2012

Deferred tax assets

Net operating loss carryforwards	$40,730	$32,376

Contingent consideration	190	693

Research and development tax credit carryforwards	10,356	9,219

Capital loss carryforwards	37,153	35,615

Depreciable and amortizable assets	7,410	2,294

Other temporary differences	355	651

Total gross deferred income tax assets	96,194	80,848

Less: valuation allowance	(95,826)	(78,590)

Total deferred income tax assets	368	2,258

Less: current portion	(191)	(644)

Net long-term portion of deferred income tax assets	177	1,614

Deferred tax liabilities

Tax cost of undistributed earnings	(22)	(22)

Contingent consideration	—	(1,244)

Total deferred income tax liabilities	(22)	(1,266)

Net deferred income tax assets	$346	$992

As at December 31, 2013, our valuation allowance increased primarily due to ongoing development of our synthetic retinoid resulting in operating losses from continuing operations. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.

At December 31, 2013, we had approximately $136.6 million of total operating loss carryforwards, of which $102.9 million relates to Canada and $33.7 million, relates to our U.S. subsidiaries. The loss carryforwards expire at various dates through 2033. We also had approximately $10.4 million of federal and state research and development credits available for carryforward of which approximately $1.3 million were generated by our U.S. subsidiaries. The research and development credit carryforwards expire at various dates through 2033. We also had approximately $284.6 million of capital loss carryforwards which carryforward indefinitely. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by taxation authorities.

At December 31, 2013, we have determined that substantially all of the U.S. accumulated operating loss carryforwards of $33.7 million and research and development credits of $1.3 million are subject to utilization limitations due to changes in ownership during 2012. As a result of this limitation, it is expected that substantially all of these deferred tax assets will expire before they can be utilized by the U.S. subsidiaries.

The following table summarizes the activity related to our uncertain tax position liabilities:

(In thousands of U.S. dollars)	2013	2012	2011

Balance as at January 1	$1,875	$1,732	$1,687

Increases related to current year tax positions	—	—	—

Changes in tax positions of a prior period	(29)	143	45

Settlements	—	—	—

Lapse of statute of limitations	—	—	—

Balance as at December 31	$1,846	$1,875	$1,732

As at December 31, 2013, our provision for uncertain tax positions was $1.8 million. If recognized in future periods, the provision for uncertain tax positions would not affect our effective tax rate. In addition, we recognize potential accrued interest and penalties related to uncertain tax position liabilities within our income tax provision. During the year ended December 31, 2013, there were no significant changes to our provision for uncertain tax positions. In 2014, our provision for uncertain tax positions may decrease significantly due to the expiration of the statute of limitations for certain years and will primarily result in a balance sheet reclassification adjustment.

QLT Inc. and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we determine we are subject to tax. In jurisdictions in which QLT Inc. and its subsidiaries determine that we are not subject to tax and do not file income tax returns, we cannot provide assurance that tax authorities in those jurisdictions will not select one or more tax years for examination. While the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination does not generally expire until several years after the loss carryforwards are utilized. We are subject to routine tax credit, tax refund and tax return audits by tax authorities. Our major tax jurisdictions are Canada and the U.S. With few exceptions, QLT Inc. and its subsidiaries should not be subject to Canadian income tax examinations in respect of taxation years before 2009 and U.S. income tax examinations in respect of taxation years before 2010.

12.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On September 24, 2012, we completed the sale of our Visudyne® business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing and are also eligible to receive additional contingent consideration as follows: (i) up to $5.0 million for the Laser Earn-Out Payment relating to the receipt of the Laser Registration (see Note 10 – Contingent Consideration for further information); (ii) up to $15.0 million in contingent payments relating to royalties on sales of Visudyne under the Novartis Agreement or from other third party sales of Visudyne outside of the U.S.; and (iii) a royalty on net sales of new indications for Visudyne, if any should be approved. In accordance with the terms of the Valeant Agreement, $7.5 million of the purchase price was held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. These funds were released from escrow to us on September 26, 2013. As such, the $7.5 million has been reclassified from Restricted Cash to Cash and Cash Equivalents on our consolidated balance sheet as at December 31, 2013. Following the divestiture, we did not have significant continuing involvement in the operations or cash flows of the Visudyne business other than the provision of certain transition services to Valeant pursuant to the transition services agreement. The activities related to transition services were complete as at August 31, 2013.

On April 3, 2013, we completed the sale of our PPDS Technology to Mati pursuant to the terms of the Mati Agreement. On December 24, 2012, we entered into an exclusive option agreement with Mati, under which we granted Mati a 90-day option to acquire assets related to our PPDS technology in exchange for $0.5 million. Upon receipt of this payment, we recorded it as deferred income and recognized the $0.5 million rateably into income over the 90 day option term in accordance with our obligation to maintain the related intellectual property during that period. In accordance with the terms of the Mati Agreement, we received an additional payment of approximately $0.8 million upon closing. Furthermore, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. Under the terms of the Mati Agreement, we do not have any significant ongoing involvement in the operations or cash flows related to the PPDS Technology other than minor transition services which we agreed to provide. The activities related to transition services were complete as at September 30, 2013.

The results of operations relating to both our PPDS Technology and Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented. In addition, as at December 31, 2012, approximately $0.3 million of property, plant and equipment related to our former PPDS Technology and Visudyne business were reclassified as held for sale for disclosure purposes in the consolidated balance sheets. As at December 31, 2013, these assets have been sold.

Operating results of our PPDS Technology and Visudyne business, which are included in discontinued operations, have been summarized as follows:

(In thousands of U.S. dollars)	2013		2012		2011

Total revenues	$—		$25,475		$42,228

Recovery on (write-down of) assets held for sale	153		(1,056	)(1)	—

Operating pre-tax income (loss)	149		(7,643)		2,576

Gain on sale of discontinued operations	1,053	(2)	101,412	(3)	—

Pre-tax income(4)	1,202		93,769		2,576

Provision for income taxes	(235	)(5)	(5,807	)(6)	(1,613	)(7)

Net income from discontinued operations	$967		$87,962		$963

(1)

During the year ended December 31, 2012, we recorded a $1.1 million impairment charge on certain property, plant and equipment that was eliminated pursuant to our restructuring (see Note 9 – Restructuring Charges).

(2)

During the year ended December 3 1, 2013, the net gain on sale of discontinued operations of $1.1 million represents total proceeds of $1.2 million related to the sale of our PPDS Technology to Mati in April 2013; net of the $0.2 million carrying value of certain equipment sold, which was previously classified as held for sale, and a negligible amount of transaction fees.

(3)	During the year ended December 31, 2012, the net gain of $101.4 million relates to the gain on the sale of our Visudyne business to Valeant in September 2012.

(4)

The results for the years ended December 31, 2013, 2012 and 2011 include operating pre-tax losses of $0.4 million, $18.8 million and $19.1 million, respectively, related to our PPDS Technology. The remaining amounts of pre-tax operating income (losses) relate to Visudyne.

(5)

During the year ended December 31, 2013, the provision for income taxes related to discontinued operations was $0.2 million. The provision primarily relates to the drawdown of a prepaid tax asset that was recorded in a prior year in connection with the intercompany transfer of certain intellectual property and the subsequent sale of such technology to Mati in April 2013. The provision for income taxes on discontinued operations also reflects our position of having insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations.

(6)

During the year ended December 31, 2012, the provision for income taxes related to discontinued operations was $5.8 million. The provision primarily relates to the recognition of the tax cost of utilizing the tax shield associated with our operating losses realized from continuing operations. The provision also reflected that substantially all of the remaining balance of the tax impact of the gain on sale from discontinued operations was offset by tax basis and other tax attributes (e.g. loss carryforwards) which previously had a valuation allowance.

(7)

During the year ended December 31, 2011, the provision for income taxes related to discontinued operations was $1.6 million. The provision primarily related to income taxes associated with our mix of income allocable to our activities in the U.S., as well as the reversal of a prepaid tax asset set up in 2010 in connection with certain profits on intercompany sales of inventory that had not been sold to third parties at that time.

13.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that are measured at fair value including cash and cash equivalents, contingent consideration and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy as defined by ASC No. 820 – Fair Value Measurements and Disclosures.

The following tables provide information about our assets and liabilities as at December 31, 2013 and 2012 that are measured at fair value on a recurring basis:

	As at December 31, 2013
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$118,521	$—	$—	$118,521

Accounts receivable – Laser Earn-Out Payment(2)	—	—	4,000	4,000

Contingent consideration(1)	—	—	36,582	36,582

Total	$118,521	$—	$40,582	$159,103

	As at December 31, 2012
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$307,384	$—	$—	$307,384

Restricted cash	7,500	—	—	7,500

Contingent consideration(1)	—	—	76,409	76,409

Total	$314,884	$—	$76,409	$391,293

(1)	To estimate the fair value of contingent consideration we use a discounted cash flow model based on estimated timing and amount of future cash flows.

As at December 31, 2013 and December 31, 2012, we discounted the future cash flows using cost of capital rates of 9% and 8%, respectively, for the contingent consideration related to Eligard. Cost of capital rates were selected based on available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration related to the sale of QLT USA would decrease by $0.2 million, from $36.6 million to $36.4 million. If estimated future sales of Eligard were to decrease by 10%, the contingent consideration related to the sale of QLT USA would decrease by $0.3 million, from $36.6 million to $36.3 million.

(2)

In 2013, the estimated $4.0 million fair value of the Laser Earn-Out Payment was reclassified from contingent consideration to accounts receivable. For the year ended December 31, 2012, the fair value of the Laser Earn-Out Payment was determined by discounting the expected future cash flows at a cost of capital rate of 3.5%. For additional discussion, refer to Note 10 – Contingent Consideration.

The following table represents a reconciliation of our contingent consideration assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA	Related to Sale of Visudyne	Total

Balance at January 1, 2012	$99,947	$—	$99,947

Transfers / Additions to Level 3	—	5,364	5,364

Settlements	(37,117)	—	(37,117)

Fair value change in contingent consideration	8,365	(150)	8,215

Balance at December 31, 2012	71,195	5,214	76,409

Transfers / Additions to Level 3	—	—	—

Transfer to Accounts Receivable	—	(3,956)	(3,956)

Settlements	(38,693)	—	(38,693)

Fair value change in contingent consideration	4,080	(1,258)	2,822

Balance at December 31, 2013	$36,582	$—	$36,582 (1)

(1)	Comprised of $36.6 million as current portion of contingent consideration and nil as the long-term portion of contingent consideration on the Consolidated Balance Sheet.

As of each of December 31, 2013 and 2012, we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents, accounts receivable and contingent consideration. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

14.	NET (LOSS) INCOME PER SHARE

The following table sets out the computation of basic and diluted net (loss) income per common share:

(In thousands of U.S. dollars, except share and per share data)	2013	2012	2011

Numerator:

Loss from continuing operations	$(25,838)	$(42,264)	$(31,379)

Income from discontinued operations, net of income taxes	967	87,962	963

Net (loss) income	$(24,871)	$45,698	$(30,416)

Denominator: (thousands)

Weighted average common shares outstanding	50,909	50,112	50,105

Effect of dilutive securities:

Stock options	—	—	—

Diluted weighted average common shares outstanding	50,909	50,112	50,105

Basic and diluted net (loss) income per common share

Continuing operations	$(0.51)	$(0.84)	$(0.63)

Discontinued operations	0.02	1.75	0.02

Net (loss) income per common share	$(0.49)	$0.91	$(0.61)

15.	CONTINGENCIES, COMMITMENTS AND GUARANTEES

(a)	Contingencies

From time to time we are subject to legal proceedings that arise in the ordinary course of business. There are currently no material pending legal proceedings.

(b)	Commitments and Guarantees

Lease Obligations

We currently have a two year operating lease commitment for office space, under which we are obligated to pay a portion of the actual operating expenses. These operating expenses are not included in the table below. Estimated operating lease payments for office space and office equipment over the next five years are summarized as follows:

(In thousands of U.S. dollars)

Year ending December 31,

2014	$632

2015	430

2016	—

2017	—

2018 and thereafter	—

Total	$1,062

Rent expense was $1.5 million in 2013, $2.9 million in 2012, and $2.2 million in 2011.

Milestone and Royalty Obligations

We are committed to make potential future milestone payments to third parties as part of our various licensing, development and purchase agreements. Payments under these arrangements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. As at December 31, 2013, no amounts have been accrued in connection with such milestones.

QLT091001. Under the terms of a co-development agreement we entered into with Retinagenix LLC (“Retinagenix”) in April 2006, we obtained an exclusive, worldwide license and sub-license to certain intellectual property rights owned or controlled by Retinagenix related to the synthetic retinoid compound under development. Under the terms of this agreement, we are responsible for using commercially reasonable and diligent efforts to develop and commercialize in certain major markets and other markets as we reasonably determine, one or more products covered by the licensed rights or developed using such licensed rights for use in diagnosing, treating or preventing certain human diseases and conditions. Pursuant to the agreement, we have agreed to pay, in the case of the first target indication for such products, $1.0 million upon initiation of the first pivotal trial and up to a total of an additional $11.5 million upon the achievement of other specified development or regulatory milestones and, for each of up to two additional indications, up to a total of $9.0 million upon achievement of specified development or regulatory milestones. If we commercialize such products, we will also pay Retinagenix royalties between 4% and 6% of net sales, subject to reduction under certain specified circumstances. Retinagenix is also eligible to receive up to a total of $15.0 million upon achievement of certain specified cumulative sales milestones for such products.

In connection with the sale of assets and businesses, we provided indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2013, no amounts have been accrued in connection with such indemnities.

Restructuring Related Obligations

As discussed under Note 9 – Restructuring Charges, effective December 18, 2013 we entered into a letter agreement with Alexander R. Lussow, the Company’s Senior Vice President Business Development and Commercial Operations, in which we, among other things, agreed to terminate him on either March 31, 2014, April 30, 2014 or May 31, 2014, at the Company’s discretion. The estimated cost of Mr. Lussow’s severance and termination benefits are expected to range between $1.0 million to $1.1 million depending on his actual termination date.

16.	SEGMENT INFORMATION

We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthalmology. Our chief operating decision makers review our operating results on a company-wide basis and manage our operations as a single operating segment. As at December 31, 2013, all of our property, plant and equipment is located in Canada.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Board of Directors’ Executive Transition Committee, which functions as our principal executive officer, and the Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f). Under the supervision and with the participation of our management, including the Board of Directors’ Executive Transition Committee, which functions as our principal executive officer, and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Deloitte LLP, the independent registered public accounting firm that audited our December 31, 2013 consolidated annual financial statements, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QLT Inc.

We have audited the internal control over financial reporting of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE LLP

Chartered Accountants

Vancouver, Canada

February 28, 2014

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2013, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2013, and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2013, and such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2013, and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2013, and such information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(i)	The following financial statement documents are included as part of Item 8 to this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive (Loss) Income

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

Schedule II – Valuation and Qualifying Accounts for the Years ended December 31, 2013, 2012 and 2011.

Deferred tax asset valuation allowance

(In thousands of U.S. dollars)

Year	Balance at beginning of year	Additions charged to costs and expenses	Write-offs and provision reduction	Balance at end of year

2013	$78,590	$17,624	$(388)	$95,826

2012	80,465	10,273	(12,148)	78,590

2011	68,346	13,689	(1,570)	80,465

Exhibits

The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2014

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

Signatures	Title	Date

/s/ Jeffrey Meckler Jeffrey Meckler	Director and Chairman of the Executive Transition Committee (Principal Executive Officer)	February 28, 2014

/s/ Sukhi Jagpal Sukhi Jagpal	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ Jason M. Aryeh Jason M. Aryeh	Chairman of the Board of Directors and Director	February 28, 2014

/s/ Geoffrey F. Cox Geoffrey F. Cox	Director	February 28, 2014

/s/ John Kozarich John Kozarich	Director	February 28, 2014

/s/ Stephen Sabba Stephen Sabba	Director	February 28, 2014

/s/ John C. Thomas, Jr. John C. Thomas, Jr.	Director	February 28, 2014

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

Exhibit	Description	Location

2.3	Agreement and Plan of Merger dated October 8, 2007 by and among QLT Inc., 3088923, Inc., ForSight Newco II, Inc. and the Stockholders Representatives named therein.(1)	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 2007 and filed with the Commission on October 11, 2007.

2.4	Purchase Agreement dated June 6, 2008 by and between QLT USA, Inc. and Allergan Sales, LLC.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

2.5	Stock Purchase Agreement dated October 1, 2009 between QLT Inc. and TOLMAR Holding, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 1, 2009 and filed with the Commission on October 7, 2009.

3.0	Articles of QLT Inc. dated May 25, 2005.	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on June 1, 2005.

10.6*	QLT 2000 Incentive Stock Plan (as amended and restated effective April 25, 2013).	Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 22, 2013.

10.23*	Deferred Share Unit Plan For Non-Employee Directors.	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.38	Settlement Agreement dated March 2, 2007 between QLT Inc. and Massachusetts Eye and Ear Infirmary.(1)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.44	QLT Guarantee dated June 6, 2008.	Exhibit 10.44 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

10.45	Sale and Purchase Agreement dated May 15, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. as amended by each of: an Amending Agreement dated July 4, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., an Amended and Restated Sale and Purchase Agreement dated July 11, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Third Amending Agreement dated July 16, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fourth	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit	Description	Location

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

10.48	Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement dated October 16, 2009 between QLT Inc. and Novartis Pharma AG.	Exhibit 10.48 to the Company’s Current Report on Form 8-K dated October 16, 2009 and filed with the Commission on October 22, 2009.

10.54	Co-Development Agreement dated effective as of April 4, 2006 by and between QLT Inc. and Retinagenix, LLC, as amended by letter agreements dated August 10, 2006, September 11, 2008 and October 20, 2010 between QLT Inc. and Retinagenix, LLC. (1)	Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.57*	Employment Agreement between QLT Ophthalmics, Inc. and Christopher A. Muller dated April 13, 2012 and effective April 16, 2012.	Exhibit 10.57 to the Company’s Current Report on Form 8-K dated April 16, 2012 and filed with the Commission on April 16, 2012.

10.58*	Change of Control Agreement between QLT Ophthalmics, Inc. and Christopher A. Muller dated April 13, 2012 and effective April 16, 2012.	Exhibit 10.58 to the Company’s Current Report on Form 8-K dated April 16, 2012 and filed with the Commission on April 16, 2012.

10.59*	Letter Agreement between the Company and Robert Butchofsky dated August 1, 2012.	Exhibit 10.59 to the Company’s Current Report on Form 8-K dated July 27, 2012 and filed with the Commission on August 2, 2012.

10.60*	Letter Agreement between the Company and Cameron Nelson dated July 27, 2012.	Exhibit 10.60 to the Company’s Current Report on Form 8-K dated July 27, 2012 and filed with the Commission on August 2, 2012.

10.61*	Letter Agreement between the Company and Linda Lupini dated August 2, 2012.	Exhibit 10.61 to the Company’s Current Report on Form 8-K dated July 27, 2012 and filed with the Commission on August 2, 2012.

10.62*	Letter Agreement between QLT and Christopher Muller effective as of July 30, 2012.	Exhibit 10.62 to the Company’s Current Report on Form 8-K dated July 27, 2012 and filed with the Commission on August 2, 2012.

Exhibit	Description	Location

10.63*	Addendum to Severance Letter between the Company and Linda Lupini, dated August 31, 2012.	Exhibit 10.63 to the Company’s Current Report on Form 8-K dated August 31, 2012 and filed with the Commission on September 7, 2012.

10.64	Asset Purchase Agreement between the Company and Valeant dated September 21, 2012.(1)	Exhibit 10.65 to the Company’s Current Report on Form 8-K dated September 21, 2012 and filed with the Commission on September 27, 2012.

10.65	Transition Services Agreement between the Company and Valeant dated September 24, 2012.(1)	Exhibit 10.65 to the Company’s Current Report on Form 8-K dated September 21, 2012 and filed with the Commission on September 27, 2012.

10.66*	Letter Agreement between the Company and Suzanne Cadden dated October 24, 2012.	Exhibit 10.66 to the Company’s Current Report on Form 8-K dated October 24, 2012 and filed with the Commission on October 29, 2012.

10.67*	Amended and Restated Employment Agreement between the Company and Sukhi Jagpal, dated as of November 5, 2012.	Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and filed with the Commission on November 7, 2012.

10.68	Option Agreement between the Company and Mati Therapeutics Inc., dated December 24, 2012.(1)	Exhibit 10.68 to the Company’s Current Report on Form 8-K/A dated December 24, 2012 and filed with the Commission on May 23, 2013.

10.69*	Letter Agreement between the Company and Sukhi Jagpal dated February 27, 2013.	Exhibit 10.69 to the Company’s Current Report on Form 8-K dated February 27, 2013 and filed with the Commission on March 5, 2013.

10.70	Asset Purchase Agreement between the Company and Mati Therapeutics Inc., dated April 3, 2013.(1)	Exhibit 10.70 to the Company’s Current Report on Form 8-K dated April 3, 2013 and filed with the Commission on April 9, 2013.

10.71*	Form of Amended and Restated 2000 Incentive Stock Plan Employee Stock Option Award.	Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2013 and filed with the Commission on August 1, 2013.

10.72*	Form of Amended and Restated 2000 Incentive Stock Plan Director Stock Option Award.	Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2013 and filed with the Commission on August 1, 2013.

10.73*	Form of Amended and Restated 2000 Incentive Stock Plan Restricted Stock Unit Award.	Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2013 and filed with the Commission on August 1, 2013.

10.74*	Letter Agreement between the Company and Alexander R. Lussow effective as of December 18, 2013.	Exhibit 10.74 to the Company’s Current Report on Form 8-K dated December 18, 2013 and filed with the Commission on December 20, 2013.

11	Statement re: computation of per share earnings.	Filed herewith.

21	Subsidiaries of QLT Inc.	Filed herewith.

23	Consent of Deloitte LLP.	Filed herewith.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Jeffrey Meckler, Chairman of the Executive Transition Committee (Principal Executive Officer).	Filed herewith.

Exhibit	Description	Location

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Sukhi Jagpal, Interim Chief Financial Officer.	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Jeffrey Meckler, Chairman of the Executive Transition Committee (Principal Executive Officer).	Filed herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Sukhi Jagpal, Interim Chief Financial Officer.	Filed herewith.

101.

The following financial statements from the QLT Inc. Annual Report on Form 10K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”):

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