Form 10-K/A
period 2013-12-31
QLT INC/BC
filed 2014-04-30
CIK 827809

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

As of April 23, 2014 the registrant had 51,081,878 outstanding common shares.

QLT INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2013

EXPLANATORY NOTE

QLT Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on February 28, 2014 (the “Initial Filing”), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Initial Filing by including information required by Part III (Items 10, 11, 12, 13 and 14).

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

Directors

Jason M. Aryeh, age 45, is the Chairman of the Board and a Director of QLT (since 2012) and serves as the Chairman of both its Corporate Governance and Nominating Committee and its Strategic Action Committee. Currently, Mr. Aryeh is also the Founder and Managing General Partner of JALAA Equities, LP (since 1997), a private hedge fund focused on the biotechnology and specialty pharmaceutical sector. Mr. Aryeh also serves on the Board of Directors of Ligand Pharmaceuticals Incorporated (since 2006), a public biotechnology company (“Ligand”), CorMatrix Cardiovascular, Inc. (since 2010), a privately-held medical device company (“CorMatrix”), and the Cystic Fibrosis Foundation’s Therapeutics Board (since 2011). Previously, Mr. Aryeh served as a Director of both Nabi Biopharmaceuticals, prior to its merger with Biota Pharmaceuticals, Inc. (“Biota”) in November 2012, and of Myrexis, Inc. (2011 to 2013), both of which are public biotechnology companies. Mr. Aryeh earned a B.A. in economics, with honors, from Colgate University, and is a member of the Omnicron Delta Epsilon Honor Society in economics.

The Board has concluded that Mr. Aryeh is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives stemming from his experience in the biotechnology and specialty pharmaceutical sector as a hedge fund manager and serving on the boards of publicly-traded companies. The Board believes that Mr. Aryeh’s strategic insight and in-depth understanding of health care trends and capital markets add significant value to the Board.

Dr. Geoffrey F. Cox, Ph.D., age 70, is a Director of QLT (since 2012) and serves as Chair of its Compensation Committee and a member of its Corporate Governance and Nominating Committee and Audit and Risk Committee. Dr. Cox has extensive pharmaceutical and biotechnology experience holding a broad range of senior management and board positions with private and public companies. Currently, Dr. Cox is Principal of Beacon Street Advisors LLC (since 2013) which provides corporate, operational and organizational strategic advice and interim management support to life sciences companies. Previously, he was a partner with Red Sky Partners LLC from 2011 to 2013. Dr. Cox served as a Director (2000 to 2012) and the Non-Executive Chairman (2007 to 2012) of Nabi Biopharmaceuticals prior to its merger with Biota in 2012 and continues to serve as a Director on the Board of Biota, a public anti-infective drug development company. He is also a Director of Gallus Biopharmaceuticals LLC (since 2011), a biologics contract manufacturing and development company, and of Lakewood-Amedex LLC (since 2013), a company developing novel antibiotics and RNA silencing technology. Dr. Cox was Chairman, President and CEO of GTC Biotherapeutics Inc. (now rEVO Biologics) (2001 to 2010), a company focused on the development of recombinant therapeutic proteins, including proteins for the treatment of rare diseases, using transgenic animal production technology. Prior to 2001, Dr. Cox was Executive VP, Operations, of Genzyme Corporation and later Chairman, President and CEO of Aronex Pharmaceuticals Inc. Dr. Cox is a past Chairman of the Board of the Massachusetts Biotechnology Council and previously served on the Board of the Biotechnology Industries Association and as a member of its Health Governing and Emerging Companies Sections. Dr. Cox received a B.Sc. (Hons) in biochemistry from the University of Birmingham, UK, and a Ph.D. in biochemistry from the University of East Anglia, UK.

The Board has concluded that Dr. Cox is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives derived from his extensive leadership experience in the biopharmaceutical industry, including as a director and executive officer of publicly-traded biotechnology companies. The Board believes that Dr. Cox’s strategic consulting, operations and business development expertise as well as his scientific background bring significant value to the Board.

Dr. John W. Kozarich, Ph.D., age 64, is a Director of QLT (since 2012) and is the Chair of its Scientific Review Committee and a member of its Executive Transition Committee. Dr. Kozarich has over 35 years of experience in academic and pharmaceutical research. Currently, Dr. Kozarich is also Chairman and President of ActivX Biosciences, Inc. (since 2001), a wholly-owned subsidiary of the international pharmaceutical company KYORIN Pharmaceutical Co., Ltd.; Chairman of Ligand (since 2003), a public biotechnology company; a Director of Corium International, Inc. (since 2006), a public transdermal drug delivery company; and a Senior Scientific Advisor to KinDex Therapeutics, Inc. (since 2009), a privately-held company developing molecules that modulate key metabolic regulatory networks. Dr. Kozarich is also an adjunct professor of chemical physiology at the Scripps Research Institute and previously held faculty positions at the University of Maryland and Yale University School of Medicine. He has authored over 150 primary scientific publications. Dr. Kozarich earned his B.S. in chemistry from Boston College (summa cum laude; Phi Beta Kappa), his Ph.D. in biological chemistry from the Massachusetts Institute of Technology, and was a National Institutes of Health (“NIH”) postdoctoral fellow at Harvard University.

The Board has concluded that Dr. Kozarich is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his academic achievements and international experience as an advisor, executive officer and director of biotechnology companies. The Board believes that Dr. Kozarich is well-versed in the challenges of research and development given his extensive academic and pharmaceutical research and leadership background in the life sciences, and provides the Board with invaluable insight into a broad range of issues that impact QLT’s research and development efforts.

Jeffrey A. Meckler, age 47, is a Director of QLT (since 2012) and is the Chair of QLT’s Executive Transition Committee and a member of its Strategic Action Committee. Mr. Meckler has over 20 years of experience in the life sciences sector. Currently, Mr. Meckler is also the Managing Director of The Andra Group (since 2009), a life sciences consulting firm that assists clients with strategic planning and business development. Previously, Mr. Meckler acted as a Director (2011 to 2012) and Interim-CEO (2011) of Cypress Bioscience Inc. after its acquisition by Royalty Pharma; a Director of ClearFarma USA (2010 to 2012), a private sustainable food supply research and development company; a Director of Kyalin Bioscience (2011 to 2012), a private company developing therapies for autistic spectrum disorder acquired by Retrophin, Inc.; an Investment Analyst with Ridgeback Capital Management (2007 to 2009); a Director of Alveolus Inc. (2007 to 2009), a private, coated stent company acquired by Merit Medical; and held a series of positions at Pfizer Inc. in Manufacturing Systems, Market Research, Business Development, Strategic Planning and Corporate Finance which included playing a significant role in acquisitions and divestitures (1990 to 2007). Mr. Meckler is the past President and continues to serve on the Board of Children of Bellevue, a non-profit organization focused on advocating and developing pediatric programs at Bellevue Hospital Center (since 2001) and is past President and continues to serve on the Alumni Board of the Carnegie Mellon Tepper School of Business (since 2009). Mr. Meckler received a B.S. in Industrial Management and M.S. in Industrial Administration from Carnegie Mellon University. In addition, Mr. Meckler received a J.D. from Fordham University School of Law.

The Board has concluded that Mr. Meckler is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives stemming from his extensive pharmaceutical industry, consulting and financial background. The Board believes that Mr. Meckler’s experience regarding strategic business development, operations and corporate finance opportunities as well as health care trends bring significant industry-specific insight to the Board.

Dr. Stephen L. Sabba, M.D., age 54, is a Director of QLT (since 2012) and serves as Chair of its Audit and Risk Committee and a member of its Scientific Review, Strategic Action and Compensation Committees. Currently, Dr. Sabba is also a Partner and Health Care Portfolio Manager at Knott Partners, LP (since 2006), an investment fund, and a Director of Ligand (since 2008), a public biotechnology company. Previously, he was a Partner and Director of Research with Kilkenny Capital Management (2001 to 2006), a Chicago-based hedge fund. Dr. Sabba received his medical degree from the New York University School of Medicine, and completed a residency in internal medicine and a fellowship in gastroenterology at the Veterans Administration Medical Center in New York City. He earned a Bachelor of Science degree with honors at Cornell University.

The Board has concluded that Dr. Sabba is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his capital markets and financial expertise gained from his experience working in the hedge fund and investment fund industries. The Board believes that Dr. Sabba’s deep understanding of the biotechnology industry, medicine and health care trends add significant value to the Board.

John C. Thomas, Jr., age 60, is a Director of QLT (since 2012) and is a member of QLT’s Audit and Risk, Corporate Governance and Nominating and Compensation Committees. Mr. Thomas has more than 38 years of experience in a variety of financial and accounting positions, with the last 28 years spent in the medical, pharmaceutical and device fields. Currently, Mr. Thomas also serves as Chief Financial Officer, Secretary and Director of CorMatrix (since 2001), a privately-held medical device company, and as Chief Financial Officer, Secretary and Director of Motion Reality, Inc. (since 1991), a motion capture and simulation company. In the past ten years, Mr. Thomas served as acting Chief Financial Officer for DemeRx, Inc. (2010 to 2011); as Chief Financial Officer for MRI Interventions, Inc. (1998 to 2010), MiMedx Group, Inc. (2007 to 2008) and DARA BioSciences (2003 to 2009); and as a director of MRI Interventions, Inc. (2004 to 2011) and DARA BioSciences (2012). Previously, Mr. Thomas also served as a Trustee and subsequently the Chairman of the Finance Committee of The Walker School, a private Pre-K through 12 grade school (1999 to 2012). Mr. Thomas is a Certified Public Accountant and graduated from the University of Virginia, McIntire School of Commerce with a Bachelor of Science in Commerce (with distinction) degree in 1975.

The Board has concluded that Mr. Thomas is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his financial and development stage company expertise and service on the boards of pharmaceutical companies. The Board believes that Mr. Thomas’ background and experience serving as Chief Financial Officer of a number of life sciences companies provides him with valuable perspective on financial management, performance and strategy for a biotechnology company such as QLT.

Executive Officers

Sukhi Jagpal

Chief Financial Officer

Mr. Jagpal, age 40, is the Chief Financial Officer of QLT (since February 2013). Previously, since 2003, Mr. Jagpal has held positions of increasing responsibility in Finance at QLT, including Corporate Controller (January 2006 to December 2008 ), Director, Finance and Corporate Controller (January 2009 to December 2010 ) and Senior Director, Finance and Corporate Controller (2011 to 2012), until his appointment as Interim Chief Financial Officer in July 2012. Prior to joining QLT, Mr. Jagpal held finance and accounting positions with Pivotal Corporation, 360networks inc., and KPMG LLP. Mr. Jagpal is a Chartered Accountant, a Chartered Business Valuator, and holds a Masters of Business Administration from Cornell University—S.C. Johnson Graduate School of Management and a Masters of Business Administration from Queens University.

Alexander R. Lussow, Ph.D.

Senior Vice President, Business Development & Commercial Operations

Dr. Lussow, age 53, is the Senior Vice President, Business Development and Commercial Operations of QLT (since 2008) and is or has been responsible for QLT’s business development activities, including product licensing, acquisitions and strategic partnering opportunities, as well as QLT’s product manufacturing and supply chain. Previously, Dr. Lussow served as QLT’s Vice President, Business Development (2006 to 2008). Prior to joining QLT, Dr. Lussow served as Chief Business Officer and Vice President of Business Development at Gryphon Therapeutics (2001 to 2004) where he was responsible for the licensing of the company’s products, the formation of strategic alliances, corporate communications and fundraising. Dr. Lussow has broad experience in biotechnology management consulting, advising on venture financing, strategic business planning and licensing transactions with several biotechnology companies. Dr. Lussow received his B.Sc. at McGill University in Montreal and his Ph.D. in immunology at the University of Geneva, Switzerland. He has been an adjunct professor of pharmacology at the University of North Carolina, USA and has worked extensively for the World Health Organization (WHO) in West Africa.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and beneficial owners of more than 10% of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (“SEC”). Such executive officers, directors and 10% beneficial owners are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of such reports received by us or written representations from certain reporting persons that no Form 5s were required for such persons, we believe that during 2013 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with.

Corporate Code of Ethics and Code of Exemplary Conduct

QLT has adopted a Code of Ethics which is applicable to all directors, officers and employees of QLT, as well as a Code of Exemplary Conduct which applies to the directors and officers and all senior financial managers, internal legal counsel and human resources managers of QLT. The Code of Ethics and Code of Exemplary Conduct are available on QLT’s website at www.qltinc.com.

Audit Committee

The Company has a separately-designated standing Audit and Risk Committee which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit and Risk Committee currently consists of Drs. Sabba (Chairman) and Cox and Mr. Thomas. The Board has adopted a written charter for the Audit and Risk Committee. A copy of the charter is available on QLT’s website at www.qltinc.com.

The Board believes that each member of the Audit and Risk Committee is financially sophisticated, as defined by the Marketplace Rules of NASDAQ, and is financially literate, as defined by Canadian securities regulations, and as required by such rules, able to read and understand fundamental financial statements, including QLT’s consolidated balance sheet, consolidated statement of income and consolidated statement of cash flows. The Board has determined that John Thomas is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act, and that all of our Audit and Risk Committee members are “independent,” as independence for audit committee members is defined by the NASDAQ, TSX and applicable U.S. and Canadian securities rules.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors, the Company announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, over the course of 2012 and 2013 we completed the sale of our Visudyne® business to Valeant Pharmaceuticals International, Inc. and the sale of our punctal plug drug delivery system to Mati Therapeutics Inc., and, as a result, significantly reduced our workforce by approximately 180 employees.

In connection with the restructuring, following the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, on August 2, 2012, the Board formed an Executive Transition Committee currently composed of Directors Jeffrey Meckler and Dr. John Kozarich to perform the function of the Chief Executive Officer on an interim basis while the Board determines the resources and management necessary to pursue the Company’s new strategy. Jeffrey Meckler serves as Chairman of the Executive Transition Committee. Prior to Mr. Meckler’s appointment as Chairman of the Executive Transition Committee on February 16, 2013, Jason Aryeh served as the Chairman of the Executive Transition Committee. While neither of Messrs. Meckler or Aryeh was ever employed as an officer or employee, compensated other than as a director or considered by the Board to be an executive officer of the Company, both are included in the compensation disclosure schedules below as a Principal Executive Officer of the Company. See information provided in this Annual Report under the heading “Independence of Directors” for further information.

The Compensation Committee administers the compensation policies and programs for our named executive officers. A summary discussion of the 2013 named executive officer compensation actions taken by the Compensation Committee follows in this Compensation Discussion and Analysis report.

At our 2013 annual general meeting, our shareholders approved, in a non-binding advisory vote, the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement for its 2013 annual general meeting. The Compensation Committee has considered and will consider this shareholder advisory vote on executive compensation in determining the compensation of our named executive officers for 2014.

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

The Compensation Committee obtains information from a number of sources, including North American surveys and reports on executive compensation in the biotechnology industry, as well as internally generated reports of executive compensation practices of a sub-group of biotechnology companies of similar size and market capitalization. To assist with its evaluation of executive compensation, the Compensation Committee has the authority to retain independent compensation consultants. The Compensation Committee has engaged Radford, an Aon Hewitt Company (“Radford”), to provide director and executive compensation assessments and recommendations to the Compensation Committee. Radford provides data on the compensation and relative performance of peer companies, provides opinions on the degree to which our compensation arrangements are consistent with market practices and our objectives, consults on other compensation matters as needed and, if applicable, recommends compensation guidelines and program designs. Additionally, a representative from Radford attends Compensation Committee meetings when requested by the Compensation Committee.

Compensation Governance and Advisers

We are committed to having strong governance standards with respect to our compensation programs, procedures and practices. Radford, the Compensation Committee’s independent compensation consultant, reports directly to the Compensation Committee. Our Compensation Committee has assessed the independence of Radford and has concluded that no conflict of interest exists with respect to the services that Radford performs for our Compensation Committee. Radford did not provide any services to the Company other than with respect to the services provided to the Compensation Committee as described below. Radford also informed the Compensation Committee that it was not aware of any conflict of interest with respect to the services that it provides to our Compensation Committee and the services that it provides to other clients.

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

In addition, our executives are eligible to participate in the benefit plans generally available to all of our employees (as described in “Health and Life Benefits” below).

Determining Compensation

Compensation Consultant and Peer Group. In March 2013, the Compensation Committee engaged Radford to review the Company’s equity and director compensation programs, in light of the previous year’s restructuring and reduction in workforce, in order to align the compensation programs with the Company’s current business profile, while being competitive and consistent with best practices. Radford reviewed data from a group of companies considered comparable to QLT in size (under 100 employees), market capitalization (generally between $200 million and $1 billion), and stage of product pipeline (phase II/III companies conducting late stage clinical trials). The following 14 public biotechnology companies located in North America, comprised our 2013 comparator group for our director and equity compensation review:

Canadian Peer Company	U.S. Peer Companies

Nymox Pharmaceuticals

Achillion Pharmaceuticals

ChemoCentryx

Clovis Oncology

Keryx Biopharmaceuticals

Neurocrine Biosciences

NewLink Genetics

Osiris Therapeutics

Sangamo BioSciences

Sarepta Therapeutics

Sunesis Pharmaceuticals

Threshold Pharmaceuticals

Trius Therapeutics

ZIOPHARM Oncology

In light of the reduction in the number of employees and the scope of the Company’s operations as a result of the Company’s strategic restructuring, as well as the fact that the Company does not have a Chief Executive Officer, the Compensation Committee did not request Radford to provide comparator or group data with respect to its executive officers’ cash compensation assessment in 2013. In establishing executive officer base salaries and non-equity incentive compensation for 2013, the Compensation Committee considered non-comparator group market data provided by Radford and other factors consistent with the Company’s compensation philosophy.

Base Salary

Annual base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance within QLT. Actual salaries reflect the Compensation Committee’s consideration of numerous factors, including the individual named executive officer’s experience, length of service, position criticality, scope of responsibilities and performance. In determining whether to increase the base salary for a particular executive officer, the Compensation Committee considers a variety of factors, including the results of each executive officer’s individual goal achievement and overall performance, comparative survey data, along with the other elements of compensation received by our executive officers.

Annual Cash Incentive Compensation

The Compensation Committee’s compensation philosophy for 2013 included a pay - at - risk component under our annual cash incentive compensation program. The annual cash incentive award represents income at risk - it is only paid if and to the extent certain goals and objectives are met. The annual cash incentive compensation that each executive officer is eligible to receive is based on a pre-determined target percentage of his or her base salary, determined in accordance with market data and taking into account scope and level of responsibility. The Compensation Committee also believes that the success of the Company is based in part on the achievements of the executive officers as a group and, therefore, the target annual award percentage is determined by considering competitive rates of incentive compensation for the executive officers as a group and not just on a position-specific basis.

When combined with base salaries, cash incentive awards are intended to provide the opportunity for an executive officer to achieve total cash compensation, when targeted levels of performance are achieved or exceeded, that is competitive with total compensation paid by other companies that are similarly situated. We define “total cash compensation” as base salary plus annual target bonus under our annual cash incentive compensation program. The Compensation Committee believes that, given our competitive industry, this pay-for-performance compensation strategy allows a biotechnology company in QLT’s position and size to competitively attract and retain talented executives while aligning the strategic interests of our executives and shareholders.

The amount of annual cash incentive compensation that our executive officers were eligible to receive for 2013 was as follows:

Level	Target Bonus (as a % of base salary)	Range of Possible Bonus Payment (as a % of base salary)	Weighting between Corporate and Individual Goals

Sukhi Jagpal, Chief Financial Officer	35%	0 - 70%	75% Corporate / 25% Individual

Alexander Lussow, Senior Vice President - Business Development and Commercial Operations	50%	0 - 100%	75% Corporate / 25% Individual

For 2013 and previous years, executive officers with individual goals could attain between 0% and 200% of their individual goals depending on their performance, although the Compensation Committee had the discretion to recognize additional factors and award bonuses outside of this range. Similarly, executive officers with corporate goals could attain between 0% and 200% of a corporate goal depending on the extent to which the goal was achieved. For 2014, the Board, following the recommendation of the Compensation Committee, has determined that executive officers can generally attain between 0% and 100% of corporate and individual goals depending on their performance, with the potential to attain up to 125% under exceptional circumstances.

Annual Cash Compensation Review

On February 27, 2013, Mr. Jagpal was appointed as the Chief Financial Officer of the Company (“interim” was removed from his title). In connection with his appointment, the Board, following the recommendation of the Compensation Committee, increased Mr. Jagpal’s salary from CAD$192,500 (US $186,893) to CAD$250,000 (US $242,718) and increased his target annual award percentage from 25% to 35% of his base salary. According to survey data of comparable positions within Radford’s Global Life Sciences Survey for organizations with fewer than 50 employees, Mr. Jagpal’s increase put his base salary and his target bonus percentage at the 50th percentile and the 75th percentile of the survey data, respectively.

In reviewing the annual compensation of Dr. Lussow, the Company’s Senior Vice President, Business Development and Commercial Operations, in February 2013, the Compensation Committee reviewed Radford’s Global Life Sciences Survey, focusing on the data for organizations with fewer than 50 employees (comparable to the Company’s current size) and also data for organizations with 50 to 149 employees and data across all organizations within the survey (comparables to the Company’s larger size prior to the strategic restructuring when Dr. Lussow’s compensation was originally established). Based on this review, the Compensation Committee determined that Dr. Lussow’s base salary of CAD$320,433 (US$311,100) and target annual award percentage of 50% were above the 75th percentile of the survey data and, therefore, no adjustment was made to Dr. Lussow’s cash compensation for 2013.

Establishing Goals

Individual Goals. Each year, the criteria for assessing an individual named executive officer’s performance are developed and reviewed by the Compensation Committee in consultation with the particular named executive officer. The individual goals are primarily objective and measurable, relate to the individual named executive officer’s area of responsibility and are designed to facilitate the achievement of our corporate goals.

Corporate Goals. Each year, the criteria for assessing QLT’s performance are: (i) developed by the Compensation Committee, (ii) approved by the Board, and (iii) communicated to the participants. In early 2013, on the recommendation of the Compensation Committee, the Board approved specific corporate goals for QLT to achieve. The Company’s corporate goals are described below and are weighted from 0-100% in relative allocation. For 2013 and previous years, however, the Compensation Committee had the discretion to recognize additional factors and assess the Company’s corporate goal achievement up to a maximum 200%. In determining whether the Company’s corporate goals have been achieved beyond 100% and up to a possible 200%, the Compensation Committee considers factors and achievements it considers appropriate.

The following is a description of the 2013 corporate goals:

•

Synthetic Retinoid Program: Achieve specific milestones related to the regulatory and clinical development progress for the synthetic retinoid program, including the objective of initiating a pivotal trial for the Leber Congenital Amaurosis (LCA) indication.

•

Transitional and Restructuring Activities: (a) complete activities related to the corporate restructuring announced in 2012, including (i) the transition services agreement entered into in connection with the divestment of the Visudyne business to Valeant; and (ii) the potential divestment of the punctal plug program to Mati Therapeutics Inc.; and (b) manage staffing and infrastructure needs to achieve 2013 corporate objectives.

•	Enhancing Shareholder Value: Evaluate and implement various options to enhance shareholder value through corporate and tax efficiencies, capital return and other opportunities.

Evaluating Goal Achievement

The Compensation Committee determines performance bonus payments based on the results achieved as compared to targets established for a particular fiscal year. The Compensation Committee has the discretion to award the amount corresponding to that level of achievement, or to modify the award payable if it believes a modification would be in the best interests of QLT and its shareholders. In performing its assessment, the Compensation Committee may also consider market, business or organizational factors that may have impacted achievement of a specific goal.

Achievement of Corporate Goals. In early 2014, the Compensation Committee considered the performance of QLT relative to the corporate objectives set in early 2013. Based on the achievement of QLT against the corporate goals, the Compensation Committee determined that QLT achieved 104.25% of its 2013 corporate objectives. The following chart illustrates the weighting and level of achievement of the 2013 corporate goals:

Goal	Weighting	Achievement

Synthetic Retinoid Program	60%	80%

Transitional and Restructuring Activities	25%	150%

Enhancing Shareholder Value	15%	125%

In evaluating our performance against the goals established for 2013, and determining the extent to which those goals were successfully achieved, the Compensation Committee recognized the following factors:

•	Synthetic Retinoid Program: The following principal clinical and regulatory development objectives to advance the Company’s synthetic retinoid program were achieved in 2013:

¡	conducted meetings with the U.S. Food and Drug Administration and the European Medicines Agency to discuss pivotal trials and develop protocols;

¡	reassessed key opinion leaders and consultants engaged in the program;

¡	completed dosing in our Phase Ib retreatment study of QLT091001 for the treatment of Leber Congenital Amaurosis (LCA) and Retinitis Pigmentosa (RP); and

¡	initiated a Phase IIa study of QLT091001 for the treatment of Impaired Dark Adaptation.

The Compensation Committee assigned 60% to the Synthetic Retinoid Program goal. Despite our efforts to advance the program noted above, we did not initiate a pivotal trial of QLT091001 for the treatment of LCA in the United States in 2013. As a result, the Compensation Committee determined that we achieved 48% out of a possible 60% with respect to this goal.

•	Transitional and Restructuring Activities: The following principal transitional and restructuring objectives were achieved in 2013:

¡	completed our transition services agreement with Valeant related to the sale of Visudyne and the Qcellus™ laser;

¡	completed the sale of our punctal plug delivery system assets to Mati Therapeutics Inc. and completed the related transitional services;

¡	successfully managed staffing following employee departures in connection with our reduction in force in 2012;

¡	filled the permanent Chief Financial Officer position; and

¡	relocated our operations into a smaller office and laboratory space.

The Compensation Committee assigned 25% to the Transitional and Restructuring Activities goal and, as a result of these accomplishments, assessed achievement at 37.5% on the basis that the Company had exceeded expectations with respect to this goal.

•	Enhancing Shareholder Value: In 2013, we completed the following transactions to return capital to the Company’s shareholders:

¡

on June 27, 2013, after obtaining a favorable Advance Tax Ruling from the Canadian tax authorities and shareholder approval, we completed a $200.0 million special cash distribution, by way of a reduction of the paid-up capital of the Company’s common shares, whereby all shareholders of record as at June 24, 2013 received a payment of approximately $3.92 per share; and

¡	we repurchased 1,691,479 common shares in the open market pursuant to a normal course issuer bid commenced in October 2012.

The Compensation Committee assigned 15% to the Enhancing Shareholder Value goal and, as a result of these accomplishments, assessed achievement at 18.75% on the basis that the Company had also exceeded expectations with respect to this goal.

Achievement of Individual Goals and Total Cash Incentive Compensation. The extent to which individual goals have been achieved or exceeded is determined largely from the annual performance recommendations for each of the other named executive officers prepared by the CEO or, currently, the Chairman of the Executive Transaction Committee, and approved by the Compensation Committee.

Chief Financial Officer. In 2013, individual goals were established for Mr. Jagpal, including goals related to (i) supporting potential strategic activities and return of capital to shareholders and (ii) effectively managing financial reporting and internal controls. Mr. Jagpal was assessed as having met or exceeded each of these goals, to achieve, overall by percentage, 140% of his individual goals for 2013. Based upon the achievement of the corporate goals and his individual goals, and the relative weighting between them, Mr. Jagpal was awarded a cash incentive compensation amount for 2013 equal to $90,049, which represented approximately 39% of his base salary for 2013.

Senior Vice President, Business Development and Commercial Operations. In 2013, individual goals were established for Dr. Lussow, including goals related to (i) managing transition of divested assets, (ii) managing product supply chain and (iii) coordinating internal support efforts on certain strategic matters. Dr. Lussow was assessed as having met, partially met or exceeded each of these goals, to achieve, overall by percentage, 100% of his individual goals for 2013. Based upon the achievement of the corporate goals and his individual goals, and the relative weighting between them, Dr. Lussow was awarded a cash incentive compensation amount for 2013 equal to $160,508, which represented approximately 52% of his base salary for 2013.

Equity Awards

Equity compensation represents a significant portion of named executive officer total compensation at QLT. The amount and type of equity awards are intended to align our named executive officers’ interests with shareholder interests by increasing named executive officer compensation through sustained increases in the value of our common shares. These equity-based awards also serve as a retention incentive. In setting the equity compensation levels of our named executive officers, the Compensation Committee considers numerous factors, including market data, the prior grants of stock options to the named executive officer, the level of responsibility and expected future contributions of the named executive officer, the performance of the named executive officer in the year, the total cash compensation level of the named executive officer, the fair value of long-term incentives awarded to executives in similar positions in our comparator group, and the ability of stock options to retain named executive officers.

QLT currently maintains one equity compensation plan, the QLT 2000 Incentive Stock Plan, as amended and restated effective April 25, 2013 (the “2000 Plan”), as discussed under “Securities Authorized for Issuance under Equity Compensation Plans” below in this Annual Report, which provides for the issuance of stock options to directors, officers, employees and key consultants of QLT and its affiliates. Option grants are meant to directly link executive compensation to value creation for shareholders, and the amount (if any) each executive ultimately realizes from the options depends solely on the increase in value of our shares from the date of grant through the date of exercise. The 2000 Plan also provides for the issuance of restricted stock units (“RSUs”).

The 2000 Plan is administered by the Compensation Committee. The Compensation Committee or the Board (upon the recommendation of the Compensation Committee) is authorized to grant equity awards. Generally, except in the case of awards for new hires and as described below, equity awards are decided once a year at a regularly scheduled meeting. With respect to certain new hires, the Chairman of our Executive Transition Committee has limited authority to make a limited number of awards to new hires consistent with guidelines specified by the Board. Under the 2000 Plan, awards are deemed to be granted on the date that the Compensation Committee or the Board, as applicable, authorizes the grant or such later date as may be determined by the Compensation Committee or the Board, as applicable, at the time that the grant is authorized. All awards are granted after the market close on the date of grant and the exercise price of stock options will not be less than the closing price on the TSX on the date of grant. RSUs may be granted pursuant to the 2000 Plan with no consideration from the participant. RSUs may be subject to vesting conditions, including continued employment. The Board did not grant any RSUs to employees during 2013.

Except as described below, all currently outstanding options granted to our named executive officers are exercisable for a term of ten years and vest in 36 equal monthly installments. In our view, monthly vesting over three years facilitates retention while also providing a program that is consistent with market practices to attract and retain talent. In addition, in the event of a change of control, the Board may, in its discretion, accelerate the vesting of all or a portion of any unvested options. These terms provide our executives with certain financial security that enhances our ability to attract and retain key employees.

With the exception of new hires, the Board typically grants stock options to its executive officers annually, following each annual general meeting of shareholders. For 2013, as a result of the $200 million special cash distribution to the Company’s shareholders in June 2013 and the approximate 50% decrease in the Company’s stock price that was anticipated to occur as a result, the annual grant of equity awards was authorized by the Board, upon the recommendation of the Compensation Committee, in June, 2013, to be granted effective after the close of the market on the 12th trading day after the completion of the special cash distribution.

For 2013, the Board, upon the recommendation of the Compensation Committee and following consultation with Radford, approved stock option grants to most of our employees at re-engagement level grants, in order to enhance motivation and retention in light of the reduced size and streamlined nature of the Company’s operations following the strategic restructuring that occurred in 2012 and 2013. Mr. Jagpal was granted an option to purchase 100,000 common shares, which grant reflects two times the size of grant made at the 50th percentile of our comparator group after taking into account the reduction in the market capitalization resulting from the special cash distribution made to shareholders in June 2013.

On November 22, 2013, in light of the fact that the Board did not approve an annual equity award to Dr. Lussow in July 2013 and in connection with the initiation of the Company’s strategic alternatives process, the Compensation Committee recommended, and the Board approved, the award to Dr. Lussow of an option to purchase 100,000 common shares. Unlike the other options to our executive officers, Dr. Lussow’s option vests in six monthly installments beginning on the first monthly anniversary of the date of grant and will expire on the earlier of ten years from the grant date or 90 days after termination of service.

Chairman of Executive Transition Committee (Principal Executive Officer)

Mr. Aryeh served as the Chairman of the Executive Transition Committee from August 2, 2012 to February 16, 2013. Mr. Meckler has served as the Chairman of the Executive Transition Committee since February 16, 2013. No goals were set for Messrs. Aryeh or Meckler and neither director was awarded a bonus in connection with his role as Chairman of the Executive Transition Committee. It is the Board’s view that each of Mr. Aryeh and Mr. Meckler has been since his initial appointment to the Board on June 4, 2012 and continues to be as of the date of this Annual Report an “independent” member of the Board and does not consider Mr. Aryeh or Mr. Meckler to be an executive officer of QLT. However, the designation for compensation reporting purposes of each of Mr. Aryeh and Mr. Meckler as “Principal Executive Officer” of QLT during the period in 2013 in which he served as Chairman of the Executive Transition Committee may create the appearance that Mr. Aryeh or Mr. Meckler performed as executive officers on behalf of QLT during such time. The inclusion of Mr. Aryeh and Mr. Meckler as named executive officers is not intended to imply that they were at any time an executive officer of QLT, and should not be construed as such. See information in this Annual Report under the heading “Independence of Directors.”

Minimum Share Ownership Guidelines for Executive Officers.

To further align our executives’ financial interests with those of our shareholders, the Board, on the recommendation of the Compensation Committee, has approved share ownership guidelines for executive officers, encouraging share ownership as follows within five years after the latest of: (i) September, 2009 (the date of the implementation of the share ownership guidelines by the Board); (ii) the date the executive officer is hired; and (iii) the date the executive officer assumes a new position as an executive officer:

•	Chief Executive Officer: an amount equal to 1.5 times the CEO’s annual base salary; and

•	Other named executive officers: an amount equal to 0.5 times the named executive officer’s annual base salary.

The value of QLT in-the-money vested stock options held by the executives is counted towards fulfilling the share ownership guidelines. The value of the shares owned for the purposes of fulfilling the share ownership guidelines is determined as the greater of the acquisition cost or the market value at the time of the determination. Compliance with share ownership guidelines is evaluated on an annual basis by the Corporate Governance and Nominating Committee. These guidelines have not been applied to Messrs. Aryeh and Meckler as Chairman of the Executive Transition Committee. Given Mr. Jagpal’s appointment as an executive officer in 2013, he is not yet required to meet the guidelines but is progressing toward meeting them. Dr. Lussow currently satisfies the guidelines.

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

COMPENSATION COMMITTEE

Dr. Geoffrey Cox (Chairman)
John Thomas, Jr.
Dr. Stephen L. Sabba

Compensation of Executive Officers

Our executive officers are paid in Canadian dollars but, for reporting purposes only, their compensation is stated in the compensation tables below in U.S. dollars.

2013 Summary Compensation Table

The following table summarizes total compensation for the 2013, 2012, and 2011 fiscal years earned by our named executive officers. As discussed below under “Independence of Directors”, Mr. Aryeh, as Chairman of the Executive Transition Committee from June 4, 2012 through February 16, 2013 and Mr. Meckler, as Chairman of the Executive Transition Committee from February 16, 2013, are included in this table because the Executive Transition Committee served the function of the Company’s CEO during such time. Because of this and solely for the reason of providing our shareholders with comprehensive disclosure in accordance with principles of transparency and good corporate governance, we have included Messrs. Aryeh and Meckler as named executive officers in the following tables. Neither Mr. Aryeh nor Mr. Meckler was employed by QLT nor compensated by QLT other than as a director.

Name	Principal Position	Year	Salary (4)	Stock Awards (5)		Option Awards (9)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Jason M. Aryeh	Former Chairman - Executive Transition Committee (Principal Executive Officer)(1)	2013	$—	$149,864	(6)	$52,913	$—	$311,500	(10)	$514,277
		2012	$—	$169,265	(7)	$—	$—	$206,434	(10)	$375,699
Jeffery A. Meckler	Current Chairman - Executive Transition Committee (Principal Executive Officer)(2)	2013	$—	$74,932	(8)	$583,495	$—	$364,100	(10)	$1,022,527
Sukhi Jagpal	Chief Financial Officer (Principal Financial and Accounting Officer)(3)	2013	$233,844	$—		$211,650	$90,049	$18,919	(11)	$554,463
		2012	$182,922	$—		$25,108	$66,205	$31,867	(12)	$306,102
Alexander Lussow	Senior VP, Business Development and Commercial Operations	2013	$311,100	$—		$247,573	$160,508	$11,563	(13)	$730,744
		2012	$320,593	$—		$—	$180,334	$90,064	(14)	$590,991
		2011	$324,095	$—		$253,087	$129,436	$11,353		$717,971

*

Note: where amounts shown were paid or priced in Canadian dollars, amounts for 2013 set out in the Summary Compensation Table represent the U.S. dollar equivalent to those amounts converted using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York US$1.00 = CAD$1.0300. Amounts for 2012 were converted using an average of 2012 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9995. Amounts for 2011 were converted using an average of 2011 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$0.9887.

(1)

Mr. Aryeh was appointed Chairman of the Board on June 4, 2012, Chairman of the Executive Transition Committee on August 2, 2012 and resigned from the Executive Transition Committee on February 16, 2013.

(2)	Mr. Meckler was appointed Chairman of the Executive Transition Committee on February 16, 2013.

(3)	Mr. Jagpal was appointed Interim Chief Financial Officer on July 20, 2012 and Chief Financial Officer on February 27, 2013.

(4)

Annual salaries were paid in Canadian dollars but are stated here in U.S. dollars for reporting purposes only. The declines in Dr. Lussow’s annual base salary for the years 2013 and 2012 are due to the change in the Canadian to U.S. dollar exchange rates during each year. Following Mr. Jagpal’s appointment to Chief Financial Officer on February 27, 2013, the Board increased his annual base salary from CAD$192,500 (US $186,893) to CAD$250,000 (US $242,718).

(5)

Stock awards consist of DSUs and RSUs. Details of the DSUs and RSUs are set out below under the heading “Director Compensation—Equity Based Compensation”. DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. A vested DSU can be settled only by conversion to cash and is automatically converted after a director ceases to be a member of the Board unless the director is removed for just cause. RSUs vest in three successive and equal annual installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company. In accordance with ASC Topic 718, RSUs and DSUs are reflected at fair value. The fair value of RSUs is measured based on the closing price of our shares on the

TSX on the date of grant. In accordance with the DDSU Plan, the fair value of DSUs is measured based on the closing price of our shares on the TSX on the trading day immediately preceding the date of grant. For a discussion of the assumptions used in the valuation of the stock awards granted in each respective year, refer to QLT’s Form 10-K under Note 8 to the Consolidated Financial Statements for 2013.

(6)

On July 15, 2013, Mr. Aryeh was granted 22,000 DSUs and 12,000 RSUs for his service as Chairman of the Board. The estimated fair value of each DSU and RSU as at the grant date was CAD $4.54 (US$ 4.41), which represents the closing price of our shares on the TSX on July 14, 2013 and July 15, 2013, respectively (see note 5 above for the applicable fair value measurements).

(7)

On July 10, 2012, Mr. Aryeh was granted 22,000 DSUs for his service as Chairman of the Board. The estimated fair value of each DSU as at the grant date was CAD $7.69 (US$ 7.69), which represents the closing price of our shares on the TSX on July 9, 2012.

(8)

On July 15, 2013, Mr. Meckler was granted 11,000 DSUs and 6,000 RSUs for his service as a member of the Board. The estimated fair value of each DSU and RSU as at the grant date was CAD $4.54 (US$ 4.41), which represents the closing price of our shares on the TSX on July 14, 2013 and July 15, 2013, respectively (see note 5 above for the applicable fair value measurements).

(9)

Represents the grant date fair value of options granted, calculated using the Black-Scholes option pricing model, in accordance with ASC Topic 718 for share-based payment transactions and excludes the impact of estimated forfeitures related to service based vesting conditions. For a discussion of the assumptions used in the valuation of the options granted in each respective year, refer to QLT’s Form 10-K under Note 8 to the Consolidated Financial Statements for 2013.

(10)	Represents director fees earned or paid in cash in 2013. For a breakdown of these director fees, see the “Director Compensation” section below.

(11)	Amount reported consists of (i) contribution matching under QLT’s RRSP matching program of $11,563 and (ii) a payment of $7,356 for accrued vacation.

(12)

Amount reported consists of (i) contribution matching under QLT’s RRSP matching program of $11,491 and (ii) the value of the acceleration of vesting of all of Mr. Jagpal’s stock options due to the change in control resulting from the election of the Board at the 2012 annual general meeting, which was $20,377.

(13)	Amount reported consists of (i) contribution matching under QLT’s RRSP matching program of $11,563.

(14)

Amount reported consists of (i) contribution matching under QLT’s RRSP matching program of $11,491 and (ii) the value of the acceleration of vesting of all of Dr. Lussow’s stock options due to the change in control resulting from the election of the Board at the 2012 annual general meeting, which was $78,573.

Grants of Plan-Based Awards for the Fiscal Year Ended December 31, 2013

The following table provides certain information concerning each grant of an award made to a named executive officer in 2013.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentives Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (4)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh) (5)	Grant Date Fair Value of Stock and Option Awards (4) (6)
		Target (1)	Maximum (1)
Jason M. Aryeh	July 15, 2013	—	—		34,000	25,000	$4.41	$202,777
Jeffery A. Meckler	July 15, 2013	—	—		17,000	12,500	$4.41	$101,388
	November 22, 2013	—	—		—	225,000	$5.22	$557,039
Sukhi Jagpal	—	$78,730	$157,461	(2)	—	—	$—	$—
	July 15, 2013	$—	$—		—	100,000	$4.41	$211,650
Alexander Lussow	—	$155,550	$311,100	(3)	—	—	$—	$—
	November 22, 2013	—	—		—	100,000	$5.22	$247,573

(1)

Amounts represent the Target and Maximum for the Company’s cash incentive compensation program for 2013. See the section entitled “Compensation Discussion and Analysis – Evaluating Goal Achievements” above for a discussion of non-equity incentive plan payouts. There is no threshold minimum amount that could be paid as a bonus under the Company’s cash incentive compensation program for 2013.

(2)	The amount actually paid under the Company’s cash incentive compensation program to Mr. Jagpal for 2013 was $90,049.

(3)	The amount actually paid under the Company’s cash incentive compensation program to Dr. Lussow for 2013 was $160,508.

(4)

Stock awards consist of DSUs and RSUs. DSUs and RSUs were fair valued at CAD $4.54 (US$ 4.41) per unit on the July 15, 2013 grant date and have been converted to U.S. dollars for disclosure purposes using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0300. On July 15, 2013, Mr. Aryeh was granted 22,000 DSUs and 12,000 RSUs and Mr. Meckler was granted 11,000 DSUs and 6,000 RSUs.

(5)

Stock options granted on July 15, 2013 were priced at CAD $4.54 (US$ 4.41). These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and have an expiration term of 10 years from the grant date. Stock options granted on November 22, 2013 were priced at CAD $5.38 (US$ 5.22). These stock options vest and become exercisable in 6 successive and equal monthly installments from the grant date and have an expiration term of 10 years from the grant date. The above noted Canadian dollar exercise prices have been converted to U.S. dollars for disclosure purposes using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$ 1.0300.

(6)

The grant date fair value of options granted was calculated using the Black-Scholes option pricing model in accordance with ASC Topic 718 for share-based payment transactions and excludes the impact of estimated forfeitures related to service based vesting conditions. For a discussion of the assumptions made in the valuations reflected in this column, see the Company’s Annual Report on Form 10-K under Note 8 to the Consolidated Financial Statements for 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2013.

	OPTION AWARDS				STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exerciseable (1)	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($) (2)	Option expiration date (1)	Number of shares or units of stock that have not vested (#) (3)	Market value of shares of units of stock that have not vested ($) (4)
Jason M. Aryeh	3,472	21,528	$4.41	July 14, 2023	42,556	$247,070
Jeffery A. Meckler	1,736	10,764	$4.41	July 14, 2023	21,278	$123,535
	37,500	187,500	$5.22	November 21,2023	—	—
Sukhi Jagpal	13,889	86,111	$4.41	July 14, 2023	—	—
Alexander Lussow	16,667	83,333	$5.22	November 21, 2023	—	—

(1)

Stock options expiring on July 14, 2023 were granted on July 15, 2013 and vest and become exercisable in 36 successive and equal monthly installments from the grant date. Stock options expiring on November 21, 2023 were granted on November 22, 2013 and vest and become exercisable in six successive and equal monthly installments from the grant date.

(2)

All stock options were granted with an exercise price denominated in Canadian dollars. Exercise prices have been converted to U.S. dollars for disclosure purposes using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0300.

(3)

Represents the number of DSUs and RSUs that have not vested as at December 31, 2013. Details of the DSUs and RSUs are described under the “Director Compensation” section below. The DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. On July 15, 2013, Mr. Aryeh was granted 22,000 DSUs and Mr. Meckler was granted 11,000 DSUs. The RSUs vest in 3 successive and equal annual installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company. On July 15, 2013, Mr. Aryeh was granted 12,000 RSUs and Mr. Meckler was granted 6,000 RSUs.

(4)

Amounts reflect the market value of unvested DSUs and RSUs calculated by multiplying the number of such unvested DSUs and RSUs by the CAD $5.98 (US$5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

2013 Option Exercises and Stock Vested Table

The following table provides information with respect to vested stock awards and option exercises during 2013 by our named executive officers.

	OPTIONS AWARDS		STOCK AWARDS (2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (5)
Jason M. Aryeh	—	—	10,387	(3)	$60,708
Jeffery A. Meckler	—	—	5,197	(4)	$30,380
Sukhi Jagpal	10,000	$8,155	—		—
Alexander Lussow	90,000	$65,010	—		—

(1)

The value realized upon exercise is determined by multiplying (i) the closing price on the date of exercise, less the option exercise price, by (ii) the number of options exercised. All stock options were granted with an exercise price denominated in Canadian dollars. Exercise prices and sale prices have been converted to U.S. dollars for disclosure purposes using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0300.

(2)

Stock awards consist of DSUs and RSUs. Details of the DSUs and RSUs are set out below under the “Director Compensation” section below. The DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. The RSUs vest in three successive and equal annual installments on the date of each of the first three annual general meetings of the Company held after the date of grant.

(3)

In July 2013, Mr. Aryeh was granted 22,000 DSUs for his service as Chairman of the Board. During 2013, 3,055 of these DSUs vested. In July 2012, Mr. Aryeh was granted 22,000 DSUs for his service as Chairman of the Board, of which 7,332 vested during 2013. In July 2013, Mr. Aryeh was also granted 12,000 RSUs. None of these RSUs were vested as at December 31, 2013.

(4)

In July 2013, Mr. Meckler was granted 11,000 DSUs for his service as a member of the Board. During 2013, 1,525 of these DSUs vested. In July 2012, Mr. Meckler was granted 11,000 DSUs for his service as a member of the Board, of which 3,672 vested during 2013. In July 2013, Mr. Meckler was also granted 6,000 RSUs. None of these RSUs were vested as at December 31, 2013.

(5)	The value realized upon vesting is determined by multiplying the closing price of our common shares at each month’s vesting date, by the number of shares vested.

Pension Benefits and Nonqualified Deferred Compensation

We do not have any pension plans or nonqualified deferred compensation plans for our named executive officers.

Employment Agreements, Post-Employment Compensation and Change in Control Arrangements

We have entered into the agreements summarized below with our named executive officers.

Employment Agreement with Alexander R. Lussow, Ph.D. Dr. Lussow entered into an employment agreement with QLT pursuant to which, during his employment, he is entitled to base salary, cash incentive compensation under our cash incentive compensation plan, participation in our 2000 Plan, and other health-related benefits and registered retirement savings plan employer matching contributions. Except as stated below, in the event that QLT terminates the employment of Dr. Lussow without cause, the employment agreement provides that he is entitled to (a) twelve months’ notice, plus one additional month of base salary for each year of service (to a maximum of 24 months in total), (b) payment of salary and bonus earned to the date of termination as if all corporate and individual goals for that year have been achieved but not exceeded, (c) an amount to compensate him for lost benefits during the notice period, and (d) payment for outplacement counselling services to assist him in seeking alternative employment. Following termination of employment, Dr. Lussow will be bound by the terms of a non-competition and non-solicitation agreement, which prohibits him from participating in a competitive business or soliciting our customers or employees for a period of one year following the termination of his employment.

Letter Agreement with Alexander R. Lussow, Ph.D. Effective December 18, 2013, QLT entered into a letter agreement with Dr. Lussow, in which QLT, among other things, agreed to terminate Dr. Lussow on either March 31, 2014, April 30, 2014 or May 31, 2014, at QLT’s discretion, and confirmed that, upon such termination, Dr. Lussow would be entitled to severance benefits under his Change of Control letter, dated June 30, 2006, between the Company and Dr. Lussow (the “2006 Change of Control Agreement”) as a result of the change of control that occurred at the Company’s 2012 annual general meeting of shareholders. Dr. Lussow has agreed not to resign prior to such termination date and to perform his duties up to his termination in a manner consistent with his current performance.

Pursuant to the terms of the 2006 Change of Control Agreement, which is further described below, Dr. Lussow will be entitled to certain severance benefits described in the table below. Dr. Lussow’s receipt of the benefits described above is subject to his execution of a release of all claims against the Company.

(in USD $)	March 31, 2014 Termination	April 30, 2014 Termination	May 31, 2014 Termination
Compensation:
18 Months’ Base Salary (1)	$466,650	$466,650	$466,650
Cash Bonus
2013 Performance Period (2)	—	—	—
2014 Performance Period (3)	38,887	51,850	64,813
18 Months’ Bonus Entitlement (4)	233,325	233,325	233,325
Benefits and Perquisites:
18 Months’ RRSP Contributions (5)	18,439	16,624	14,810
Benefits Compensation (6)	44,073	44,073	44,073
Outplacement Counselling	4,854	4,854	4,854
Moving Expenses (7)	48,544	48,544	48,544
Total	$854,772	$865,920	$877,069

*

Note: where amounts were agreed upon under the applicable agreements in Canadian dollars, the amounts for 2013 set out above represent the U.S. dollar equivalent to those amounts converted using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0300.

(1)	Upon termination, Dr. Lussow will be entitled to a lump-sum severance payment of CAD $480,650 (US $466,650), which is equivalent to 18 months of base salary.

(2)

On March 14, 2014, Dr. Lussow received a lump-sum payment of CAD $165,323 (US $160,508) pertaining to his 2013 bonus amount payable under the Company’s cash incentive compensation plan. Nil is therefore owed with respect to the 2013 bonus amount at each of the termination dates reflected above.

(3)

Represents unpaid bonus payments due under the Company’s cash incentive compensation plan for the 2014 performance period as if all corporate and individual goals have been achieved but not exceeded (pro-rated for actual months worked by Dr. Lussow during the 2014 calendar year).

(4)

Upon termination, Dr. Lussow is entitled to a lump-sum payment of CAD $240,325 (US $233,325), which represents an 18 month bonus entitlement following his termination date (calculated at the maximum cash incentive compensation entitlement that would otherwise have been paid during the severance period as if all corporate and individual goals for that year have been achieved but not exceeded).

(5)

Dr. Lussow is eligible to receive RRSP matching contributions for the 18 month period following his termination date. As he participates in the Company’s RRSP program, the payment reflected above does not include his contributions up to the termination date, which would have already been paid prior to his termination date.

(6)

Dr. Lussow is entitled to continued benefit plan coverage with the exception of short-term disability, long-term disability and out of country travel coverage for a period of 30 days and, at the election of the executive until a date not to exceed the 18 month severance period, to either continued benefit coverage or to compensation of 10% of base salary or any combination of the two. The amount shown assumes the executive elects for a payment of 10% of his base salary following the initial 30 day period.

(7)	Dr. Lussow is entitled to a CAD $50,000 (US $48,544) payment for moving expenses at the time of termination.

Employment Agreement with Sukhi Jagpal. On November 5, 2012, Mr. Jagpal entered into an amended and restated employment agreement with QLT, which was further amended on February 27, 2013. Under the terms of the employment agreement, as amended, Mr. Jagpal is entitled, while he is employed by QLT, to base salary, cash incentive compensation under our cash incentive compensation plan, participation in our 2000 Plan, and other health-related benefits and registered retirement savings plan employer matching contributions. In the event that QLT terminates the employment of Mr. Jagpal without cause or Mr. Jagpal terminates his employment upon at least 60 days’ prior written notice, the employment agreement provides that he is entitled to (a) 12 months’ base salary in a lump sum payment at the time of termination, (b) payment of salary and bonus earned to the date of termination as if all individual goals for that year have been achieved but not exceeded and all corporate goals, if any, will be calculated using the average percentage of the 3 years immediately preceding the year in which Mr. Jagpal’s employment is terminated, (c) provided that such continuation is approved by QLT’s insurance provider, continuation of health benefits for up to 12 months, or such earlier time as Mr. Jagpal commences an employment or consulting relationship with a third party, and (d) an amount equal to the RRSP matching payments Mr. Jagpal would otherwise have been eligible to receive until his termination date and from his termination date to the last day of his 12 month severance period. Following termination of employment, Mr. Jagpal will be bound by the terms of a non-competition and non-solicitation agreement, which prohibits him from participating in a competitive business or soliciting our customers or employees for a period of two years following the termination of his employment.

Stock Options. Stock options that have been awarded to a named executive officer are to be dealt with pursuant to the terms of the stock option agreements entered into between QLT and its named executive officers, which provide:

•

In the event of retirement, unless otherwise determined by the Compensation Committee, (1) if the executive officer has worked with the Company for at least 20 years, or (2) is at least 60 years of age and has worked continuously on behalf of the Company for at least five years, then all of his previously unvested stock options will vest, and all stock options will remain exercisable until the expiration date of the stock options. In the event of retirement where neither (1) or (2) above is applicable, and the retiree has received the consent of the Compensation Committee, then the retiree’s stock options will immediately vest and will terminate upon the earlier of (a) 90 days following the retirement date, or (b) the expiration date of the stock option.

•

In the event of death or termination due to disability, all previously unvested stock options of the named executive officer will vest, and all stock options will remain exercisable until the earlier of (a) twelve months following the date of death or termination due to disability of the named executive officer, or (b) the expiration date of the stock option.

•

In the event of a termination of the named executive officer’s employment other than for cause, all vested stock options will remain exercisable until the earlier of (a) 90 days following his termination of employment, or (b) the expiration date of the stock option.

With the exception of the stock options granted to Mr. Meckler on November 22, 2013 which provide for automatic acceleration upon a change of control, any accelerated vesting of stock options granted to named executive officers following a change of control will be at the Board’s discretion.

Change of Control Agreements. Prior to the Company’s 2012 annual general meeting, the Company entered into separate change of control agreements with each of its named executive officers at the time, including Dr. Lussow. Other than Dr. Lussow, none of the Company’s current named executive officers is a party to a change of control agreement.

Dr. Lussow’s 2006 Change of Control Agreement contains “double-trigger” change of control severance provisions, such that the change of control does not, by itself, trigger the severance entitlements. The 2006 Change of Control Agreement provides that, in the event of termination by QLT of Dr. Lussow’s employment without cause or by Dr. Lussow after a triggering event (as the terms “cause” and “triggering event” are defined in the agreement) within a period of 24 months following a change of control of QLT, he will receive a severance payment equal to 18 months’ base salary, the maximum RRSP matching contribution to which Dr. Lussow would otherwise be entitled during the severance period, amounts in lieu of certain other health and retirement benefits for the severance period, relocation expenses, outplacement counselling and an annual cash incentive compensation entitlement calculated at the target cash incentive compensation entitlement that would otherwise have been paid during the severance period.

Effective December 18, 2013, QLT entered into a letter agreement with Dr. Lussow, in which QLT, among other things, agreed to terminate Dr. Lussow on either March 31, 2014, April 30, 2014 or May 31, 2014, at QLT’s discretion, and confirmed that, upon such termination, Dr. Lussow would be entitled to severance benefits under his 2006 Change of Control Agreement as a result of the change of control that occurred at the Company’s 2012 annual general meeting of shareholders. See “Employment Agreements, Post-Employment Compensation and Change in Control Arrangements—Letter Agreement with Alexander R. Lussow, Ph.D.”

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

Potential Payments upon Termination or Change in Control. The amount of compensation payable to our named executive officers in the event of a termination of employment or a change of control is set forth in the tables below. The amounts in the tables below were calculated assuming the termination of the named executive officer’s employment occurred as of December 31, 2013.

Jason M. Aryeh

Benefits and Payments upon Termination	Resignation	Retirement	Termination for Cause	Termination other than for Cause	Termination due to Inability to Act		Death		Termination upon a Change in Control of QLT
Compensation:
Base Salary	$—	$—	$—	$—	$—		$—		$—
Cash Bonus
2013 Performance Period	$—	$—	$—	$—	$—		$—		$—
Subsequent Performance Periods	$—	$—	$—	$—	$—		$—		$—
Option Awards
Vested (1)	$4,854	$4,854	$4,854	$4,854	$4,854		$4,854		$4,854
Unvested and Accelerated	$—	$—	$—	$—	$30,097	(2)	$30,097	(2)	$—	(3)
Stock Awards (4)
Vested (5)	$78,056	$78,056	$78,056	$78,056	$78,056		$78,056		$78,056
Unvested and Accelerated (6)	$—	$—	$—	$—	$247,070		$247,070		$247,070
Benefits and Perquisites:
RRSP Contributions	$—	$—	$—	$—	$—		$—		$—
Benefits Compensation	$—	$—	$—	$—	$—		$—		$—
Out Placement Counseling	$—	$—	$—	$—	$—		$—		$—
Moving Expenses	$—	$—	$—	$—	$—		$—		$—

Total	$82,910	$82,910	$82,910	$82,910	$360,078		$360,078		$329,980

*

Note: where amounts were agreed upon under the applicable agreements in Canadian dollars, the amounts for 2013 set out above represent the U.S. dollar equivalent to those amounts converted using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0300.

(1)

On July 15, 2013, Mr. Aryeh was granted 25,000 stock options for his service as the Chairman of the Board. These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and expire 10 years from the grant date. As at December 31, 2013, 3,472 of these stock options were vested and exercisable. The value of the vested stock options was determined by multiplying the number of vested stock options by the difference between the exercise price and the CAD $5.98 (US$ 5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(2)

In the event of death and termination due to the inability to act, all unvested stock options are subject to immediate accelerated vesting. The $30,097 value of such accelerated vested stock options was determined by multiplying the 21,528 of unvested stock options as at December 31, 2013 by the difference between the exercise price and the CAD $5.98 (US$5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(3)

In the event of termination upon a change of control, the vesting provisions applicable to unvested options may be accelerated at the Board’s discretion. Consequently, the $30,097 value of Mr. Aryeh’s unvested options has not been reflected under the Termination upon a Change in Control of QLT column above. The $30,097 value of such stock options was determined by multiplying the 21,528 of unvested stock options as at December 31, 2013 by the difference between the exercise price and the CAD $5.98 (US$5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(4)

Stock awards consist of DSUs and RSUs. Details of the DSUs and RSUs are set out below under the heading “Director Compensation—Equity Based Compensation.” The DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. The RSUs vest in three successive and equal annual installments on the date of each of the first three annual general meetings of the Company held after the date of grant. In July 2013, Mr. Aryeh was granted 22,000 DSUs and 12,000 RSUs for his service as Chairman of the Board. In July 2012, Mr. Aryeh was granted 22,000 DSUs for his service as Chairman of the Board. As of December 31, 2013, 13,444 DSUs were vested, 30,556 DSUs were unvested, no RSUs were vested and 12,000 RSUs were unvested.

(5)

As at December 31, 2013, the value of Mr. Aryeh’s vested stock awards were determined by multiplying the number of vested DSUs and RSUs by the closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013, which was CAD $5.98 (US$5.81).

(6)

In the event of a change in control, Mr. Aryeh’s unvested stock awards are subject to immediate accelerated vesting. The value of such accelerated vested awards was determined by multiplying the number of unvested DSUs and RSUs by the CAD $5.98 (US$ 5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

Jeffery A. Meckler

Benefits and Payments upon Termination	Resignation	Retirement	Termination for Cause	Termination other than for Cause	Termination due to Inability to Act		Death		Termination upon a Change in Control of QLT
Compensation:
Base Salary	$—	$—	$—	$—	$—		$—		$—
Cash Bonus
2013 Performance Period	$—	$—	$—	$—	$—		$—		$—
Subsequent Performance Periods	$—	$—	$—	$—	$—		$—		$—
Option Awards
Vested (1)	$24,272	$24,272	$24,272	$24,272	$24,272		$24,272		$24,272
Unvested and Accelerated	$—	$—	$—	$—	$124,272	(2)	$124,272	(2)	$109,223	(3)
Stock Awards (4)
Vested (5)	$39,028	$39,028	$39,028	$39,028	$39,028		$39,028		$39,028
Unvested and Accelerated (6)	$—	$—	$—	$—	$123,535		$123,535		$123,535
Benefits and Perquisites:
RRSP Contributions	$—	$—	$—	$—	$—		$—		$—
Benefits Compensation	$—	$—	$—	$—	$—		$—		$—
Out Placement Counseling	$—	$—	$—	$—	$—		$—		$—
Moving Expenses	$—	$—	$—	$—	$—		$—		$—

Total	$63,300	$63,300	$63,300	$63,300	$311,107		$311,107		$296,058

*

Note: where amounts were agreed upon under the applicable agreements in Canadian dollars, the amounts for 2013 set out above represent the U.S. dollar equivalent to those amounts converted using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0300.

(1)

On July 15, 2013, Mr. Meckler was granted 12,500 stock options for his service as a member of the Board. These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and expire 10 years from the grant date. On November 22, 2013, Mr. Meckler was granted 225,000 stock options for his service as Chairman of the Executive Transition Committee. These stock options vest and become exercisable in 6 successive and equal monthly installments from the grant date and expire 10 years from the grant date. As at December 31, 2013, 39,236 of Mr. Meckler’s stock options were vested and exercisable. The value of the vested stock options was determined by multiplying the number of vested stock options by the difference between the applicable exercise prices and the CAD $5.98 (US$ 5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(2)

In the event of death and termination due to the inability to act, all unvested stock options are subject to immediate accelerated vesting. The $124,272 value of such accelerated vested stock options was determined by multiplying the 198,264 unvested stock options as at December 31, 2013 by the difference between the applicable exercise prices and the CAD $5.98 (US$5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(3)

In the event of a change of control, the unvested portion of the 225,000 options granted to Mr. Meckler on November 22, 2013 is subject to immediate accelerated vesting. As at December 31, 2013, the estimated value of these 187,500 unvested options is $109,223 determined by multiplying the number of unvested stock options by the difference between the exercise price (CAD $5.38 (US $5.22)) and the CAD $5.98 (US $5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013. The vesting provisions applicable to the unvested portion of the options granted to Mr. Meckler on July 15, 2013 are subject to accelerated vesting in the Board’s discretion. Consequently, the $15,049 value of these 10,764 unvested options is not included in this figure.

(4)

Stock awards consist of DSUs and RSUs. Details of the DSUs and RSUs are set out below under the heading “Director Compensation—Equity Based Compensation.” The DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. The RSUs vest in three successive and equal annual installments on the date of each of the first three annual general meetings of the Company held after the date of grant. In July 2013, Mr. Meckler was granted 11,000 DSUs and 6,000 RSUs for his services as member of the Board. In July 2012, Mr. Meckler was granted 11,000 DSUs for his services as a member of the Board. As of December 31, 2013, 6,722 DSUs were vested, 15,278 DSUs were unvested, no RSUs were vested and 6,000 RSUs were unvested.

(5)

As at December 31, 2013, the value of Mr. Meckler’s vested stock awards were determined by multiplying the number of vested DSUs and RSUs by the closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013, which was CAD $5.98 (US$5.81).

(6)

In the event of a change in control, Mr. Meckler’s unvested stock awards are subject to immediate accelerated vesting. The value of such accelerated vested awards was determined by multiplying the number of unvested DSUs and RSUs by the closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013, which was CAD $5.98 (US$5.81).

Alexander Lussow

Benefits and Payments upon Termination	Resignation	Retirement	Termination for Cause	Termination other than for Cause (1)		Termination due to Inability to Act		Death		Termination upon a Change in Control of QLT
Compensation:
Base Salary	$—	$—	$—	$466,650	(2)	$492,575	(3)	$—		$466,650	(2)
Cash Bonus
2013 Performance Period (4)	$—	$—	$—	$155,550		$155,550		$155,550		$155,550
2014 Performance Period (5)	$—	$—	$—	$—		$—		$—		$—
18 Months’ Bonus Entitlement (6)	$—	$—	$—	$233,325		$—		$—		$233,325
Stock Options
Vested (7)	$9,709	$9,709	$9,709	$9,709		$9,709		$9,709		$9,709
Unvested and Accelerated (8)	$—	$—	$—	$—		$48,543		$48,543		$—	(9)
Benefits and Perquisites:
RRSP Contributions	$—	$—	$—	$23,883	(10)	$—	(11)	$—	(11)	$23,883	(10)
Benefits Compensation	$—	$—	$—	$46,665	(12)	$31,110	(13)	$31,110	(14)	$46,665	(12)
Out Placement Counseling	$—	$—	$—	$4,854		$4,854	(15)	$—		$4,854
Moving Expenses (16)	$—	$—	$—	$48,544		$—		$—		$48,544

Total	$9,709	$9,709	$9,709	$989,181		$742,342		$244,913		$989,181

*

Note: where amounts were agreed upon under the applicable agreements in Canadian dollars, the amounts for 2013 set out above represent the U.S. dollar equivalent to those amounts converted using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0300.

(1)

In connection with the change of control that occurred at the Company’s 2012 annual general meeting, Dr. Lussow is entitled to certain severance benefits. Effective December 18, 2013, the Company entered into a letter agreement with Dr. Lussow in which the Company agreed to, among other things, terminate Dr. Lussow on either March 31, 2014, April 30, 2014 or May 31, 2014 at the Company’s discretion. Assuming Dr. Lussow was terminated without cause on December 31, 2013 for the purposes of this analysis, his severance benefits would be the same as the severance payable in connection with a change in control.

(2)	The 18 months of base salary compensation is payable to Dr. Lussow in one lump-sum payment.

(3)	The 19 months of base salary compensation is payable to Dr. Lussow in either bi-weekly or monthly instalments or as a lump-sum payment, at the option of QLT.

(4)	As this analysis assumes that the termination occurs on December 31, 2013, the amount shown represents the full year 2013 bonus as if all goals were achieved but not exceeded.

(5)	As this analysis assumes that the termination occurs on December 31, 2013, the cash bonus associated with 2014 is nil.

(6)	In accordance with the terms of his 2006 Change of Control Agreement, Dr. Lussow is entitled to an annual cash incentive compensation bonus payment for an 18 month severance period.

(7)

On November 22, 2013, Dr. Lussow was granted 100,000 stock options. These stock options vest and become exercisable in six successive and equal monthly installments from the grant date and expire 10 years from the grant date. As at December 31, 2013, 16,667 of these stock options were vested and exercisable. The value of the vested stock options was determined by multiplying the number of vested stock options by the difference between the exercise price and the CAD $5.98 (US$ 5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(8)

In the event of death and termination due to the inability to act, all unvested stock options are subject to immediate accelerated vesting. The $48,543 value of such accelerated vested stock options was determined by multiplying the 83,333 of unvested stock options as at December 31, 2013 by the difference between the exercise price and the CAD $5.98 (US$5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(9)

In the event of termination upon a change of control, the vesting provisions applicable to unvested options may be accelerated in the Board’s discretion. As such, the $48,543 value of Dr. Lussow’s 83,333 unvested options is not stated. The $48,543 estimated value of such accelerated vested stock options was determined by multiplying the 83,333 of unvested stock options as at December 31, 2013 by the difference between the exercise price and the CAD $5.98 (US$5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(10)	In the event of termination other than for cause and termination upon change in control, Dr. Lussow is entitled to 18 months of matching RRSP contributions.

(11)

In the event of death or termination due to the inability to act, the executive is entitled to any outstanding RRSP matching contributions owing at that date. However, given that Dr. Lussow participates in the Company’s RRSP program, no payments are outstanding as at December 31, 2013. The outstanding RRSP matching contributions under these scenarios are therefore nil as at December 31, 2013.

(12)

With the exception of short-term disability, long-term disability, and out-of-country travel coverage, the executive is entitled to continued benefit plan coverage for 30 days and, at the election of the executive until a date not to exceed the severance period, to either continued benefit coverage or to compensation of 10% of base salary or any combination of the two.

(13)

With the exception of short-term disability, long-term disability, and out-of-country travel coverage, the executive is entitled to continued benefit plan coverage for 30 days and to compensation of 10% of base salary for the balance of the severance period.

(14)	The executive is entitled to 10% of his annual base salary.

(15)

The executive only becomes entitled to this amount if his employment is terminated if he becomes permanently disabled and is unable to perform his duties for a period exceeding six consecutive months or for a period of 180 days (not necessarily consecutive) during any period of 365 consecutive days, and thereafter he ceases to be disabled.

(16)	The amount reflected for moving expenses will be paid out at the time of termination.

Sukhi Jagpal

Benefits and Payments upon Termination	Resignation (1)		Retirement	Termination for Cause	Termination other than for Cause		Termination due to Inability to Act	Death	Termination upon a Change in Control of QLT (2)
Compensation:
Base Salary	$242,718	(3)	$—	$—	$242,718	(3)	$—	$—	$242,718
Cash Bonus
2013 Performance Period (4)	$69,247		$—	$—	$69,247		$—	$—	$69,247
Subsequent Performance Periods	$—		$—	$—	$—		$—	$—	$—
Stock Options
Vested (5)	$19,418		$19,418	$19,418	$19,418		$19,418	$19,418	$19,418
Unvested and Accelerated (6)	$—		$—	$—	$—		$120,388	$120,388	$—	(7)
Benefits and Perquisites:
RRSP Contributions	$11,782	(8)	$—	$—	$11,782	(8)	$—	$—	$11,782
Benefits Compensation	$7,532	(9)	$—	$—	$7,532	(9)	$—	$—	$7,532
Out Placement Counseling	$4,854		$—	$—	$4,854		$—	$—	$4,854
Moving Expenses	$—		$—	$—	$—		$—	$—	$—

Total	$355,551		$19,418	$19,418	$355,551		$139,804	$139,805	$355,551

*

Note: where amounts were agreed upon under the applicable agreements in Canadian dollars, the amounts for 2013 set out above represent the U.S. dollar equivalent to those amounts converted using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0300.

(1)	Mr. Jagpal may terminate his employment upon giving 60 days’ notice of his resignation and will receive his severance as if terminated without cause.

(2)

The executive does not have a change of control agreement with the Company. However, in the event that Mr. Jagpal was terminated following a change in control or he provided 60 days’ notice of his resignation, the severance benefits specified under the Termination other than for Cause circumstance would apply.

(3)	The 12 months of base salary compensation is payable to Mr. Jagpal in one lump-sum payment.

(4)

As this analysis assumes that the termination occurs on December 31, 2013, the amount shown represents the full year 2013 bonus that would be payable under Mr. Jagpal’s Employment Agreement as if all individual goals were achieved but not exceeded and all corporate goals were achieved at a percentage equal to the average of the three years preceding the year of termination.

(5)

On July 15, 2013, Mr. Jagpal was granted 100,000 stock options. These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and expire 10 years from the grant date. As at December 31, 2013, 13,889 of these stock options were vested and exercisable. The value of the vested stock options was determined by multiplying the number of vested stock options by the difference between the exercise price and the CAD $5.98 (US$ 5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(6)

In the event of death and termination due to the inability to act, all unvested stock options are subject to immediate accelerated vesting. The $120,388 value of such accelerated vested stock options was determined by multiplying the 86,111 of unvested stock options as at December 31, 2013 by the difference between the exercise price and the CAD $5.98 (US$5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013

(7)

In the event of a change of control, the vesting provisions applicable to unvested options may be accelerated in the Board’s discretion. As such, the $120,388 value of Mr. Jagpal’s 86,111 of unvested options is not stated. The $120,388 estimated value of such accelerated vested stock options was determined by multiplying the 86,111 unvested stock options as at December 31, 2013 by the difference between the exercise price and the CAD $5.98 (US$5.81) closing price of our shares on the TSX on December 31, 2013, the last trading day in 2013.

(8)	The executive is entitled to 12 months of RRSP matching contributions.

(9)	With the exception of short-term disability, long-term disability, and out-of-country travel coverage, the executive is entitled to 12 months of benefits.

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

•

the Company’s annual equity incentive awards to employees to date have had a term of ten years and typically vest over three years, encouraging our employees to focus on sustained growth and stockholder value.

Director Compensation

Overview

The compensation program for our independent directors is intended to fairly compensate them for the time and effort required of a director based upon the size and complexity of our business, as well as, through an equity component of the program, to further align the interests of our independent directors with those of our shareholders. The amount and form of director compensation is reviewed periodically by the Compensation Committee, with any resulting recommendations made to the Board, to ensure that such compensation realistically reflects the responsibilities and risks of being an effective director. To assist in its evaluation of director compensation, the Compensation Committee has the authority to retain independent compensation consultants. During 2013, the Board worked with Radford to review the Company’s director compensation programs.

In connection with the strategic restructuring of the Company that began in 2012, the Board formed an Executive Transition Committee currently composed of Directors Jeffrey Meckler and Dr. John Kozarich to perform the function of the Chief Executive Officer on an interim basis while the Board determines the resources and management necessary to pursue the Company’s new strategy. Since the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, on August 2, 2012, the Company has not had a permanent President or Chief Executive Officer and, as a result, both the members of the Executive Transition Committee and the directors generally have been more heavily involved in overseeing the day-to-day management of the Company than would normally be required. We believe that the amount of time and effort that each of the directors has dedicated to the oversight of the Company is significantly higher than the amount of time and effort required of directors of other public companies.

While the compensation paid to our directors during 2013 may be higher than compensation paid to directors at other public companies of similar size, we believe that it fairly reflects the amount of time and effort required of our directors in light of the strategic and other initiatives undertaken by QLT and the fact that QLT does not have an employee President or Chief Executive Officer. After we complete our exploration of strategic alternatives, we expect that our director compensation will decrease and we will consider returning to a more traditional CEO-led management structure requiring less involvement from the Board.

Our independent directors receive cash and equity-based compensation for their service on the Board as described below.

Cash Compensation

The cash compensation component of our program includes annual Board and Committee member or Chairman position retainers, meeting attendance fees, and fees paid for attending to Board or Committee business other than for attendance at a meeting. Directors are also eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with our policies. Director retainers and fees are paid to the Board monthly in arrears.

In 2013, the fees paid the members of the Board, all of whom are independent directors, were as follows:

Nature of Board Duty	Fee (US$)
Annual Board Retainer Fee:
• for all Directors	$30,000
• additional retainer for Chairman of the Board	$45,000
Additional Annual Retainer Fee for Chairman of the Audit and Risk Committee	$12,500
Additional Annual Retainer Fee for Chairman of the Scientific Review Committee	$10,000
Additional Annual Retainer Fee for Chairman of the Compensation Committee	$10,000
Additional Annual Retainer Fee for Chairman of the Corporate Governance and Nominating Committee	None
Additional Annual Retainer Fee for non-Chairman committee members of Audit and Risk Committee, Scientific Review Committee, Compensation Committee and Corporate Governance and Nominating Committee	$5,000
Additional Quarterly Retainer Fee for Chairman of the Strategic Action Committee	$15,000
Additional Quarterly Retainer Fee for non-Chairman committee members of the Strategic Action Committee	$10,000
Additional Annual Retainer Fee for Chairman and non-Chairman committee members of the Executive Transition Committee	None
Fee for each QLT Board meeting attended:
• by telephone	$1,500
• in person	$3,000
Fee for each meeting of the Audit and Risk Committee, Scientific Review Committee, Compensation Committee and Corporate Governance and Nominating Committee attended:
• by telephone	$1,500
• in person	$3,000
Fee for each meeting of the Strategic Action Committee attended:
• by telephone	None
• in person	$3,000	(1)
• per diem fee for out-of-town business	$3,000	(1)
Fee to perform Executive Transition Committee business:
• per diem fee for conducting business where no out-of-town travel is required	$1,500
• per diem fee for out-of-town business	$3,000
Fee to perform Board or committee business (other than attendance at a Board or committee meeting) at the specific request of the Board or relevant committee:
• per diem fee for conducting business where no out-of-town travel is required	$1,500
• per diem fee for out-of-town business	$3,000

(1)	During the first three quarters of 2013, the aggregate additional meeting fees per member were capped at $10,000 per quarter.

Equity-Based Compensation

In addition to cash compensation, our independent directors also receive equity-based compensation to ensure that their interests are fully aligned with those of our shareholders.

We maintain a Directors’ Deferred Share Unit Plan, which we refer to as the “DDSU Plan.” Under the DDSU Plan, at the discretion of the Board, directors have received a portion of their equity-based compensation in the form of deferred share units, or “DSUs,” each of which has a value equal to the price of our common shares on the TSX. A DSU is convertible only into cash (no shares are issued), and can only be converted after the director ceases to be a member of the Board. The DSUs vest monthly over 36 months from the date of grant.

The value of a DSU, when converted to cash, will be equivalent to the market value of a QLT common share at the time the conversion takes place. We do not have a history of paying dividends on our common shares; however, if dividends ever are paid on our common shares, a director’s DSU account will be credited with dividends at the same rate.

In addition, directors are eligible to receive grants of options and RSUs under the 2000 Plan. The Compensation Committee’s objective in recommending the grant of equity awards to independent directors is to provide a reasonable, market-based incentive for directors to deliver increased value to shareholders. Based in part on advice received from Radford, the Compensation Committee and the Board have concluded that, going forward, stock options and RSUs are an effective way to align the interests of the independent directors with those of the shareholders.

Equity grants to the Board typically occur annually, following each annual general meeting of shareholders. For 2013, consistent with the equity grant to executive officers and staff, as a result of the $200 million special cash distribution to the Company’s shareholders in June 2013 and the approximate 50% decrease in the Company’s stock price that was anticipated to occur as a result, the annual equity grant to the Board was authorized by the Board, upon the recommendation of the Compensation Committee, in June, 2013, to be granted effective after the close of the market on the 12th trading day after the completion of the special cash distribution.

As a result, on July 15, 2013, each member of the Board was granted 12,500 stock options and 6,000 RSUs, except Jason Aryeh, the Chairman of the Board, who received 25,000 stock options and 12,000 RSUs. In addition, in order to address the approximate 50% loss in value of the DSUs granted to the independent directors in 2012 as a result of the special cash distribution to shareholders in 2013, on July 15, 2013 each member of the Board was granted 11,000 DSUs, except Mr. Aryeh, who was granted 22,000 DSUs as the Chairman of the Board.

On November 22, 2013, Mr. Meckler was granted an additional 225,000 stock options for his service as Chairman of the Executive Transition Committee in light of the Company’s initiation of a review of strategic alternatives.

The following table provides information regarding the compensation of our independent directors for 2013.

2013 Director Compensation

Name	Fees Earned or Paid in Cash ($) USD	Stock Awards ($) USD (3)		Option Awards ($) USD (4)		Total ($) USD
Jason M. Aryeh (1)	$311,500	$149,864	(5)	$52,913	(5)	$514,277
Vicente Anido (2)	79,777	74,932	(6)	26,456	(6)	181,165
Geoffrey F. Cox	86,208	74,932	(7)	26,456	(7)	187,597
John Kozarich	171,140	74,932	(7)	26,456	(7)	272,528
Jeffrey A. Meckler (1)	364,100	74,932	(8)	583,495	(8)	1,022,527
Stephen Sabba	151,109	74,932	(7)	26,456	(7)	252,497
John C. Thomas, Jr.	79,708	74,932	(7)	26,456	(7)	181,097

	$1,243,542	$599,456		$768,689		$2,611,687

*

Stock and option awards were granted/priced in Canadian dollars and have been converted to U.S. dollars for disclosure purposes using an average of 2013 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = CAD$1.0300.

(1)	Effective February 16, 2013, Mr. Aryeh ceased his role as Chairman of the Executive Transition Committee and Mr. Meckler assumed the position of Chairman of the Executive Transition Committee.

(2)	Mr. Anido resigned as a director on November 9, 2013.

(3)

Stock awards consist of DSUs and RSUs. Details of the DSUs and RSUs are set out above under the heading “Director Compensation – Equity Based Compensation.” This column represents the aggregate grant date fair value of DSUs and RSUs granted in 2013 in accordance with ASC Topic 718. On July 15, 2013, Mr. Aryeh, Chairman of the Board, was granted 22,000 DSUs and 12,000 RSUs and each other director was granted 11,000 DSUs and 6,000 RSUs for their service as members of the Board. In accordance with ASC Topic 718, DSUs and RSUs are reflected at fair value. The fair value of RSUs is measured based on the closing price of our shares on the TSX on the date of grant. In accordance with the DDSU Plan, the fair value of DSUs is measured based on the closing price of our shares on the TSX on the trading day immediately preceding the date of grant. The estimated fair value of each DSU and RSU as at the grant date was CAD$4.54 (US$4.41), the closing price of our shares on the TSX on July 14, 2013 and July 15, 2013, respectively.

(4)

On July 15, 2013, Mr. Aryeh, Chairman of the Board, was granted 25,000 stock options and each other director was granted 12,500 stock options for their service as members of the Board. These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and expire 10 years from the grant date. The grant date fair value of the aggregate 100,000 stock options granted to directors on July 15, 2013 was estimated to be $211,650. On November 22, 2013, Mr. Meckler was granted 225,000 stock options for his service as Chairman of the Executive Transition Committee in light of the Company’s initiation of a review of strategic alternatives. These stock options vest and become exercisable in six successive and equal monthly installments from the grant date and expire 10 years from the grant date. The grant date fair value of these stock options was estimated to be $557,039. The grant date fair values of options granted was calculated using the Black-Scholes option pricing model, in accordance with ASC Topic 718 for share-based payment transactions and excludes the impact of estimated forfeitures related to service based vesting conditions. For a discussion of the assumptions used in the valuation of the options granted in each respective year, refer to QLT’s Form 10-K under Note 8 to the Consolidated Financial Statements for 2013.

(5)	As at December 31, 2013, Mr. Aryeh held: (i) 44,000 DSUs, of which 13,444 were vested; (ii) 12,000 RSUs, of which none were vested; and (iii) 25,000 stock options, of which 3,472 were vested.

(6)

Following Mr. Anido’s resignation on November 9, 2013, $28,242 was paid to Mr. Anido in settlement of his vested DSUs as at that date. The settlement amount was determined by multiplying the 6,111 outstanding and vested DSUs by the CAD $4.76 (US $4.62) closing price of our shares on the TSX on the trading day immediately preceding his resignation date. On November 9, 2013, Mr. Anido’s 15,889 unvested DSUs, 6,000 unvested RSUs, and 11,458 unvested stock options were cancelled. The remaining 1,042 vested stock options expired unexercised on February 7, 2014, being 90 days following Mr. Anido’s resignation.

(7)

As at December 31, 2013, Drs. Cox, Kozarich and Sabba and Mr. Thomas each held: (i) 22,000 DSUs, of which 6,722 were vested; (ii) 6,000 RSUs, of which none were vested; and (iii) 12,500 stock options, of which 1,736 were vested.

(8)	As at December 31, 2013, Mr. Meckler held: (i) 22,000 DSUs, of which 6,722 were vested; (ii) 6,000 RSUs, of which none were vested; and (iii) 237,500 stock options, of which 39,236 were vested.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2013 is or was previously an officer or employee of QLT or has any relationships requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC.

Except as described below, none of QLT’s executive officers served during 2013 as members of the compensation committee or board of directors of any entity that had one or more executive officers serving as a member of our Compensation Committee or Board. John Thomas is a director and a member of the Compensation, Audit and Risk and Corporate Governance and Nominating Committees of the Company. Mr. Thomas is also a director and Chief Financial Officer of CorMatrix. Jason M. Aryeh is a member of the board of directors of CorMatrix and as such, participates in compensation decisions about Mr. Thomas and CorMatrix’s other executive officers. Mr. Aryeh is our Chairman of the Board and until February 2013 served as Chairman of the Executive Transition Committee. Mr. Aryeh receives no compensation from QLT other than for his service as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

QLT currently maintains one equity compensation plan, the 2000 Plan. The shareholders and directors of QLT have previously approved the 2000 Plan, pursuant to which directors, officers, employees and consultants of QLT and its affiliates may be granted RSUs and stock options to acquire common shares.

The following table sets out information regarding our common shares that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under our equity compensation plans, as of December 31, 2013:

Plan Category	Number of securities to be issued up on exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (2000 Plan)	1,407,529	$4.80	(1)	3,655,185

Equity compensation plans not approved by security holders	—	—		—

Total	1,407,529	$4.80	(1)	3,655,185

(1)

Options were granted/priced in Canadian dollars at a weighted average exercise price of CAD$4.94 but have been converted to U.S. dollars for disclosure purposes using the December 31, 2013 period end rate published by the Federal Reserve Bank of New York: U.S.$1.00 = CAD$1.0300.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the common shares in QLT’s authorized share structure beneficially owned by (1) each of our current directors and director nominees, (2) each of our named executive officers listed in the Summary Compensation Table above, (3) all of our directors, director nominees and executive officers as a group, and (4) all persons known by us to beneficially own more than 5% of our outstanding voting shares. We have determined the beneficial ownership shown on this table in accordance with the rules of the SEC and the applicable Canadian securities regulators. Under those rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of April 23, 2014.

	Amount and Nature of Beneficial Ownership
		Shares for Which Beneficial Ownership Can Be	Number	Total Beneficial Ownership
Name of Beneficial Owner	Shares Beneficially Owned	Acquired Within 60 Days (1)	of DSUs Vested (2)	Number of Shares (3)	Percent of Class (4)
Directors
Jason M. Aryeh	155,078	7,639	20,778	162,717	*
Dr. Geoffrey F. Cox	—	3,819	10,389	13,819	*
Dr. John W. Kozarich	10,000	3,819	10,389	3,819	*
Jeffrey A. Meckler	50,000	228,819	10,389	278,819	*
Dr. Stephen L. Sabba	—	3,819	10,389	3,819	*
John C. Thomas, Jr.	—	3,819	10,389	3,819	*

Officers
Alexander R. Lussow	20,000	100,000	—	120,000	*
Sukhi Jagpal	1,200	30,556	—	31,756	*
All directors, nominees and executive officers as a group (8 persons)	236,278	382,290	72,723	618,568	*

5% Shareholders
Axial Capital Management, LLC (5)	8,865,036	—	—	8,865,036	17.3%
NB Public Equity K/S (6)	7,447,626	—	—	7,447,626	14.6%
Visium Balanced Master Fund, Ltd. (7)	3,480,000			3,480,000	6.8%
Kingstown Capital Management LP (8)	2,700,000	—	—	2,700,000	5.3%

*	Represents less than 1%.

(1)

Indicates common shares that may be acquired upon exercise of outstanding stock options that are presently exercisable or will be exercisable within 60 days of April 23, 2014 by the persons named in the table above and by all directors and executive officers as a group, except where otherwise described in the Notes to the above table.

(2)

DSUs are payable only in cash. The number of DSUs represented in this table consists of DSUs that have already vested or will vest within 60 days of April 23, 2014. A description of the DSUs is set out above under the heading “Compensation of Directors.”

(3)	Does not include DSUs, as DSUs are payable only in cash and do not represent the right to vote or dispose of securities of the Company.

(4)	Percentage ownership of QLT common shares is based on 51,081,878 common shares of QLT outstanding on April 23, 2014.

(5)

The information in the table and this note is derived from a Schedule 13D/A filed by Axial Capital Management, LLC with the SEC on July 3, 2013. Based on information contained in the Schedule 13D/A, each of Axial Capital Management, LLC, Marc Andersen and Eliav Assouline is deemed to beneficially own, and has shared voting and dispositive power over, 8,865,036 shares, and Axial Capital Master, L.P. is deemed to beneficially own, and has shared voting and dispositive power over, 7,563,053 shares. The address of Axial Capital Master, L.P. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. The address of all other beneficial owners is 101 Park Avenue, 20th Floor, New York City, New York 10178.

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

(7)

The information in the table and this note is derived from a Schedule 13G/A filed by Visium Balanced Master Fund, Ltd., Visium Asset Management, LP, JG Asset, LLC, and Jacob Gottlieb (collectively, the “Visium Entites”) with the SEC on February 14, 2014. Based on information contained in the Schedule 13G/A, each of the Visium Entities are deemed to beneficially own 3,480,000. Each of the Visium Entities has shares voting and dispositive power over all shares they are deemed to beneficially own. The business address of each of the Visium Entities is c/o Visium Asset Management, LP, 888 Seventh Avenue, New York, NY 10019.

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

During 2013, the Company was not a party to any transaction (excluding compensatory transactions described above) where the amount involved exceeded $120,000 and in which an executive officer, director, director nominee or 5% shareholder (or their immediate family members) had a material direct or indirect interest, and no such person was indebted to the Company.

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

Mr. Aryeh resigned as Chairman of the Executive Transition Committee on February 16, 2013, and Jeffrey A. Meckler was appointed as Chairman of the Executive Transition Committee on the same date. The Board has carefully considered whether serving as Chairman or a member of the Executive Transition Committee, the mandate of which is to perform the function of the CEO of QLT on an interim basis while the Board determines the resources and management necessary to pursue the Company’s new strategy, would interfere with the exercise of such director’s independent judgment. The Board has determined that neither serving as a member of or Chairman of the Executive Transition Committee has, at any time, interfered with the exercise of independent judgment by either any of the members of the Executive Transition Committee or any Chairman of the Executive Transition Committee and that, as a result, the relevant “independence” test under the applicable Canadian and United States securities laws has been met. In making this determination, the Board, among other things, considered the role of the Executive Transition Committee and the division of responsibility among the members, the role of the Chairman of the Executive Transition Committee, the means and amounts by which the Chairman and the other members of the Executive Transition Committee are remunerated for serving as such, the lack of agreements with the Company or terms of service regarding service on the Executive Transition Committee, the fact that all of the members of the Executive Transition Committee are subject to annual election as directors, and the distinction in manner and degree of compensation and benefits between the Executive Transition Committee and the Company’s past and current employed executive officers, among other factors.

As a result, and in connection with a review of the nature and materiality of all direct or indirect relationships between each director and QLT, the Board has determined that all members of the current Board are “independent”, and have been since their respective appointments to the Board.

The Chairman of the Executive Transition Committee is considered the Principal Executive Officer of QLT solely for SEC reporting purposes and the purposes of certifying certain SEC disclosure documents. While, as described above, it is the Board’s view that Mr. Meckler qualified as an independent director of QLT under Canadian and US securities laws, his designation as “Principal Executive Officer” of QLT solely for SEC reporting purposes during 2013, may create the appearance that Mr. Meckler was an executive officer of QLT during such time. Mr. Meckler was not an executive officer of the Company, but rather the Executive Transition Committee as a whole served the function of the principal executive of the Company. We do not believe that listing all members of the Executive Transition Committee during 2013 as executive officers in this Annual Report would provide useful disclosure to shareholders. Therefore, we have included only Mr. Aryeh and Mr. Meckler as named executive officers in this Annual Report.

In addition, each director who served as a member on each of the Audit and Risk Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee during 2013 was “independent” within the meaning ascribed to that term in Multilateral Instrument 52-110—Audit Committees and the Marketplace Rules of NASDAQ. In addition, each director who served on the Audit and Risk Committee during 2013 is “independent,” as independence for audit committee members is defined in Multilateral Instrument 52-110 - Audit Committees, the Marketplace Rules of NASDAQ and the rules of the SEC.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the aggregate fees billed by Deloitte LLP (formerly Deloitte & Touche LLP), the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the following services during 2013 and 2012.

Description of Service	2013 (2) (US $)	2012 (2) (US $)
Audit Fees (1)	$348,544	$616,192
Audit-Related Fees	—	—
Tax Fees (Tax compliance, tax advice and planning)	—	—
All Other Fees	—	—

Total Fees	$348,544	$616,192

(1)

Audit Fees consist of fees for audit of QLT’s annual financial statements for the respective year, reviews of QLT’s quarterly financial statements, services provided in connection with statutory and regulatory filings and audit of the Company’s internal controls over financial reporting.

(2)

Where amounts shown were paid in Canadian funds, the amounts set out in the above table represent the US dollar equivalent of those payments converted using the following weighted average exchange rates: USD$1.00 = CAD$1.0300 and US$1.00 = CAD$0.9995 for 2012.

Pre-Approval Policies and Procedures

The charter of the Audit and Risk Committee provides that the Audit and Risk Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for QLT by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2013 and 2012 were approved by the Audit and Risk Committee in accordance with the procedures described below.

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

Dated: April 29, 2014

QLT INC.

By:	/s/ Jeffrey Meckler
Jeffrey Meckler, Chairman, Executive Transition Committee
(Principal Executive Officer)

By:	/s/ Sukhi Jagpal
Sukhi Jagpal, Chief Financial Officer
(Principal Financial and Accounting Officer)