Form 10-Q
period 2014-03-31
QLT INC/BC
filed 2014-04-30
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of April 22, 2014, the registrant had 51,081,878 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

ITEM		PAGE

	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and March 31, 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and year ended December 31, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
4.	CONTROLS AND PROCEDURES	27

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS	28
6.	EXHIBITS	28

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	March 31, 2014	December 31, 2013
(In thousands of U.S. dollars except share amounts)

ASSETS

Current assets

Cash and cash equivalents	$139,909	$118,521

Accounts receivable, net of allowances for doubtful accounts (Notes 2, 3)	14,374	4,590

Contingent consideration - current (Note 2)	—	36,582

Income taxes receivable	68	77

Deferred income tax assets - current	—	191

Prepaid and other assets	1,627	1,863

Total current assets	155,978	161,824

Property, plant and equipment	1,637	1,866

Deferred income tax assets - non-current	—	177

Total assets	157,615	163,867

LIABILITIES

Current liabilities

Accounts payable	$2,645	$2,609

Accrued liabilities (Note 4)	859	1,498

Accrued restructuring charges (Note 7)	610	130

Total current liabilities	4,114	4,237

Uncertain tax position liabilities	1,627	1,846

Total liabilities	5,741	6,083

SHAREHOLDERS’ EQUITY

Share capital (Note 6)

Authorized

500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series

Issued and outstanding

Common shares	$466,229	$466,229

March 31, 2014 – 51,081,878 shares

December 31, 2013 – 51,081,878 shares

Additional paid-in capital	96,396	95,844

Accumulated deficit	(513,720)	(507,258)

Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	151,874	157,784

Total shareholders’ equity and liabilities	$157,615	$163,867

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

Three months ended March 31,	2014	2013

(In thousands of U.S. dollars except share and per share amounts)

Expenses

Research and development	$4,813	$4,080

Selling, general and administrative	2,156	2,082

Depreciation	229	235

Restructuring charges (Note 7)	571	822

	7,769	7,219

Operating loss	(7,769)	(7,219)

Investment and other income

Net foreign exchange losses	(21)	(66)

Interest income	22	57

Fair value change in contingent consideration (Note 2)	1,466	795

Other	55	—

	1,522	786

Loss from continuing operations before income taxes	(6,247)	(6,433)

Provision for income taxes (Note 8)	(215)	(183)

Loss from continuing operations	(6,462)	(6,616)

Income from discontinued operations, net of income taxes (Note 9)	—	189

Net loss and comprehensive loss	$(6,462)	$(6,427)

Basic and diluted net loss per common share (Note 11)

Continuing operations	$(0.13)	$(0.13)

Discontinued operations	—	0.00

Net loss per common share	$(0.13)	$(0.13)

Weighted average number of common shares outstanding (thousands)

Basic and diluted	51,082	50,589

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31,	2014	2013

(In thousands of U.S. dollars)

Cash used in operating activities

Net loss and comprehensive loss	$(6,462)	$(6,427)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	229	235

Stock-based compensation and restricted stock based compensation	552	48

Unrealized foreign exchange losses	58	209

Deferred income taxes	214	269

Recovery on assets held for sale	—	(153)

Gain on sale of discontinued operations (Note 9)	—	(456)

Fair value change in contingent consideration (Note 2)	—	512

Changes in non-cash operating assets and liabilities

Accounts receivable	184	1,021

Prepaid and other assets	236	(924)

Accounts payable	65	(2,230)

Income taxes receivable / payable	9	(15)

Accrued liabilities	(624)	(1,345)

Accrued restructuring charges	485	(30)

	(5,054)	(9,286)

Cash provided by investing activities

Net proceeds from sale of long-lived assets	—	190

Proceeds from contingent consideration (Note 2)	26,593	9,557

	26,593	9,747

Cash used in financing activities

Common shares repurchased, including fees	—	(14,079)

Issuance of common shares	—	4,761

	—	(9,318)

Effect of exchange rate changes on cash and cash equivalents	(151)	(182)

Net increase (decrease) in cash and cash equivalents	21,388	(9,039)

Cash and cash equivalents, beginning of period	118,521	307,384

Cash and cash equivalents, end of period	$139,909	$298,345

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (1)	Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at January 1, 2013	51,589,405	$471,712	$296,024	$(482,387)	$102,969	$388,318

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	1,183,952	9,978	(2,761)	—	—	7,217

Stock-based compensation	—	—	567	—	—	567

Restricted stock based compensation	—	—	32	—	—	32

Common share repurchase (Note 6 (b))	(1,691,479)	(15,461)	1,982	—	—	(13,479)

Cash distribution to common shareholders at $3.92 per share (Note 6 (a))	—	—	(200,000)	—	—	(200,000)

Net loss and comprehensive loss	—	—	—	(24,871)	—	(24,871)

Balance at December 31, 2013	51,081,878	$466,229	$95,844	$(507,258)	$102,969	$157,784

Stock-based compensation	—	$—	538	—	$—	538

Restricted stock compensation	—	—	14	—	$—	14

Net loss and comprehensive loss	—	$—		(6,462)	$—	(6,462)

Balance at March 31, 2014	51,081,878	466,229	96,396	(513,720)	102,969	$151,874

(1)

At March 31, 2014 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments resulting from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

Business

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. Our core operations currently consist of clinical development programs dedicated to the development of our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases.

In parallel with our continued development efforts on QLT091001, in November 2013 we announced that we commenced a review of strategic alternatives for the Company and have engaged Credit Suisse to act as our financial advisor.

1.	CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2013. All amounts herein are expressed in United States dollars unless otherwise noted.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at March 31, 2014, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

The results of operations relating to our former punctal plug delivery system technology (the “PPDS Technology”), which we sold on April 3, 2013 to Mati Therapeutics, Inc. (“Mati”), and Visudyne® business, which we sold on September 24, 2012 to Valeant Pharmaceuticals, Inc. (“Valeant”), have been excluded from continuing operations and are reported as discontinued operations for all periods presented. See Note 9 — Discontinued Operations for more information.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates include but are not limited to accounts receivable valuation provisions contingent consideration measured at fair value, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

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

The results of operations, including the gain on disposal for businesses that are classified as held for sale, are excluded from continuing operations and reported as discontinued operations for all periods presented. Other than the provision of certain transition services, we have not had any significant continued involvement with the Visudyne business or the PPDS Technology following their sales. Amounts billed to Valeant and Mati in connection with the provision of these transition services were included within discontinued operations.

Stock-Based Compensation

ASC topic 718 requires stock-based compensation expense, which is measured at fair value on the grant date, to be recognized in the statement of operations over the period in which a grantee is required to provide services in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards as well as previously granted awards which are modified, repurchased or cancelled after the adoption date. We recognize stock-based compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider attrition rates and trends of actual stock option forfeitures.

The Company has a Deferred Share Unit Plan (“DSU Plan”) for our directors. We recognize compensation expense for Deferred Share Units (“DSUs”) based on the market price of the Company’s stock. A vested DSU is convertible to cash only. The financial obligations related to the future settlement of these DSUs are recognized as compensation expense and accrued liabilities as the DSUs vest. Each reporting period, these obligations are revalued for changes in the market value of QLT’s common shares.

During 2013, the Company issued Restricted Stock Units (“RSUs”) to its directors as consideration for their provision of future services as directors (see Note 6(e)). Restricted stock-based compensation expense is measured based on the fair value market price of QLT’s common shares on the grant date and is recognized over the requisite service period, which coincides with the vesting period. RSUs can only be exchanged and settled for QLT’s common shares, on a one-to-one basis, upon vesting.

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

Contingent Consideration

Contingent consideration arising from the sale of QLT USA and our Visudyne business is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations. See Note 2 — Contingent Consideration.

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

Recently Adopted Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11- Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires companies to present an unrecognized tax benefit; or a portion of an unrecognized tax benefit; as a reduction to a deferred tax asset for a net operating loss, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. This update is effective prospectively for interim and annual periods beginning after December 31, 2013, with early adoption permitted. The adoption of this standard in the first quarter of 2014 did not have a significant impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In December 2013, the FASB issued ASU No. 2013-12- Definition of a Public Business Entity – An Addition to the Master Glossary. This update provides a clearer definition of what a public business entity is in order to minimize inconsistencies or diversity in practice when applying U.S. GAAP. The update specifies that an entity that is required by the SEC to file or furnish financial statements is defined as public business entity. There is no effective date for this update; however, the revised definition will be utilized in future accounting pronouncements. Adoption of ASU No. 2013-12 will not impact the Company’s consolidated financial statements.

2.	CONTINGENT CONSIDERATION

Related to the Sale of QLT USA, Inc.

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”) to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement with Tolmar dated October 1, 2009 (the “2009 Stock Purchase Agreement”), we received $20.0 million on closing and $10.0 million on October 1, 2010 and we are entitled to future consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada (the “Sanofi License”), and the license with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe (the “Astellas License”). In accordance with the terms of the 2009 Stock Purchase Agreement, we are entitled to these payments until the earlier of our receipt of $200.0 million of such royalties or October 1, 2024.

Effective March 17, 2014, QLT entered into a consent and amendment agreement (the “Consent and Amendment Agreement”) to the 2009 Stock Purchase Agreement with Tolmar, under which Tolmar obtained our consent to consummate certain transactions that would affect the Sanofi License described above. Pursuant to the terms of the Consent and Amendment Agreement, in exchange for our consent, we received $17.0 million (the “Sanofi Prepayment”) on March 17, 2014 as pre-payment and full satisfaction of the remaining contingent consideration owing with respect to potential royalties under the Sanofi License. Among other things, Tolmar and its parent corporation, Dodley International Ltd (“Dodley”), also guaranteed payment of the remaining contingent consideration owing under the 2009 Stock Purchase Agreement with respect to the Astellas License on or before November 30, 2014.

During the three months ended March 31, 2014, proceeds received from the collection of the contingent consideration, including the Sanofi Prepayment, totaled $28.1 million (three months ended March 31, 2013 – $10.9 million). Approximately $26.6 million of these proceeds have been reflected as cash provided by investing activities in the condensed consolidated statements of cash flows (three months ended March 31, 2013 – $9.6 million). The remaining $1.5 million of proceeds (three months ended March 31, 2013 – $1.3 million) was recognized as the fair value increase in contingent consideration on the condensed consolidated statement of operations and comprehensive loss and is therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the condensed consolidated statements of cash flows.

As at March 31, 2014, we have received an aggregate $190.0 million (December 31, 2013 – $162.0 million) of Eligard related contingent consideration. Given that Tolmar and Dodley have guaranteed payment of the remaining contingent consideration balance on or before November 30, 2014, the $10.0 million face value of the expected payment has been reclassified from contingent consideration to accounts receivable on the condensed consolidated balance sheet as at March 31, 2014.

Related to the Sale of Visudyne

On September 24, 2012, we completed the sale of our Visudyne business to Valeant. Pursuant to the Valeant Agreement, we received a payment of $112.5 million at closing, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus lasers in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the United States Food and Drug Administration (the “FDA”). Following this divestiture, we did not have significant continuing involvement in the operations or cash flows of the Visudyne business other than the provision of certain transition services to Valeant pursuant to the transition services agreement. The activities related to transition services were complete as at August 31, 2013.

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

As at March 31, 2014, the $5.0 million Laser Earn-Out Payment is recorded in accounts receivable on our condensed consolidated balance sheet net of $1.0 million of estimated collection costs to account for the increased uncertainty related to collection risk. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil.

The above contingent consideration payments related to the sale of QLT USA and our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 9 — Discontinued Operations and Note 10 —Financial Instruments and Concentration of Credit Risk.

3.	ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	March 31, 2014	December 31, 2013

Accounts receivable – Consideration related to sale of QLT USA (a)	$9,989	$—

Accounts receivable – Laser Earn-Out Payment (b)	4,000	4,000

Accounts receivable – Other	385	590

	$14,374	$4,590

(a)

Accounts receivable relates to the remaining amount of consideration owing from Tolmar in connection with our former divestiture of our Eligard product line in 2009. Under the terms of the Consent and Amendment Agreement, Tolmar and Dodley have guaranteed payment of this balance on or before November 30, 2014. Refer to Note 2 – Contingent Consideration for more information.

(b)

Accounts receivable relates to a milestone payment owing from Valeant related to the receipt of the PMA supplement for the Qcellus laser from the U.S. FDA on September 26, 2013. Refer to Note 2 – Contingent Consideration and Note 9 – Discontinued Operations for more information.

4.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2014	December 31, 2013

Compensation	$504	$1,211

Directors’ Deferred Share Units compensation (“DSU”)	333	265

Other	22	22

	$859	$1,498

5.	FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility (as amended, the “Facility”) with HSBC Bank of Canada for the sole purpose of entering into foreign exchange contracts. The Facility allows us to enter into maximum of $12.5 million in forward foreign exchange contracts for terms up to one month and a maximum of $10.0 million for spot foreign exchange contracts.

The Facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At March 31, 2014 and December 31, 2013, no collateral was pledged as security for this facility given that we did not have any foreign exchange transactions outstanding.

6.	SHARE CAPITAL

(a)	Cash Distribution

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

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, which represented 10% of our public float as of September 26, 2012. All purchases were effected in the open market through the facilities of the NASDAQ Stock Market in accordance with all applicable regulatory requirements. During the year ended December 31, 2013, we repurchased 1,691,479 (year ended December 31, 2012 – 1,747,204) common shares under the terms of this bid at a cost of $13.5 million, which represents an average price of $7.97 per common share (year ended December 31, 2012 – $13.7 million at an average price of $7.84 per common share). The bid was completed on March 12, 2013. We retired all of these shares as they were acquired. In connection with this retirement, we recorded an increase in additional paid-in capital of $2.0 million in 2013 (year ended December 31, 2012 – $2.4 million).

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

We use the Black-Scholes option pricing model to estimate the value of the options at each grant date. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our stock options. There were no stock options granted during the three months ended March 31, 2014 or March 31, 2013.

The impact on our results of operations of recording stock-based compensation for the three months ended March 31, 2014 and March 31, 2013 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2014	2013

Research and development	$335	$30

Selling, general and administrative	203	15

Discontinued operations	—	3

Stock-based compensation expense before income taxes	538	48

Related income tax benefits	—	—

Stock-based compensation, net of income taxes	$538	$48

As at March 31, 2014, 507,350 stock options were exercisable (December 31, 2013 – 257,332) and 898,321 stock options were unvested (December 31, 2013 – 1,150,197). As at March 31, 2014, the total estimated unrecognized compensation cost related to unvested stock options and the expected weighted average periods over which such costs are expected to be recognized is as follows:

March 31, 2014

Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$1,718

Expected weighted average period of recognition of compensation cost (in months)	29

Expected remaining weighted average period of compensation cost to be recognized (in years)	1.99

We issue new common shares upon exercise of stock options. The intrinsic values of stock options exercised and the related cash from exercise of stock options during the three months ended March 31, 2014 and March 31, 2013 were follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2014	2013

Intrinsic value of stock options exercised	$—	$1,336

Cash from exercise of stock options	—	3,661

(d)	Deferred Share Units

DSUs have only been issued to our directors. DSUs vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the date of grant. A vested DSU can only be settled by conversion to cash (i.e. no share is issued), and is automatically converted after the director ceases to be member of the Board unless the director is removed from the Board for just cause.

The impact on our results of operations of recording DSU compensation expense for the three months ended March 31, 2014 and 2013 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2014	2013

Research and development	$24	$24

Selling, general and administrative	54	55

Deferred share unit compensation expense	$78	$79

No cash payments were made under the DSU Plan during the three months ended March 31, 2014 and March 31, 2013.

As at March 31, 2014, 59,889 DSUs were vested (December 31, 2013 – 47,056) and 94,111 DSUs were unvested (December 31, 2013 – 106,944).

(e)	Restricted Stock Units

RSUs vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

The impact on our results of operations of recording RSU compensation expense for the three months ended March 31, 2014 and 2013 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2014	2013

Research and development	$5	$—

Selling, general and administrative	9	—

Restricted stock unit compensation expense	$14	$—

As at March 31, 2014, nil RSUs were vested (December 31, 2013 – nil) and 42,000 RSUs were unvested (December 31, 2013 – 42,000). In addition, the total estimated unrecognized compensation cost related to RSUs was $0.1 million (December 31, 2013 – $0.2 million) and the weighted average period over which such costs are expected to be recognized is 2.29 years (December 31, 2013 – 2.54 years).

7.	RESTRUCTURING CHARGE

In July 2012 we restructured our operations in order to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees have been affected by the restructuring to date. Severance and support provisions were made to assist these employees with outplacement. During the three months ended March 31, 2014, we recorded charges of $0.6 million (three months ended March 31, 2013 – $0.8 million) related to this restructuring. The cumulative cost of the restructuring to date is $19.5 million (December 31, 2013 – $18.9 million).

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

Depending on Mr. Lussow’s future termination date, the estimated cost of his remaining severance and termination benefits is expected to be approximately $0.9 million (December 31, 2013 – $1.0 million to $1.1 million). In accordance with ASC No. 420 – Exit or Disposal Cost Obligations, we are ratably recognizing the cost of Mr. Lussow’s estimated severance and termination benefits over the expected service period. As at March 31, 2014, we have recognized $0.7 million (December 31, 2013 – $0.1 million) of this expected obligation in our restructuring accrual.

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Asset Write-downs	Contract Termination Costs(2)	Other	Total

Balance at January 1, 2013	$1,354	$—	$579	$—	$1,933

Restructuring charge	1,542	—	266	223	2,031

Foreign exchange	—	—	—	—	—

Cash payments	(2,880)	—	(942)	(223)	(4,045)

Discontinued operations	114	(304)	97	—	(93)

Non-cash portion		304	—	—	304

Balance at December 31, 2013	130	—	—	—	130

Restructuring charge	494	—	78	—	572

Foreign exchange	(5)	—	—	—	(5)

Cash payments	(9)	—	(78)	—	(87)

Balance at March 31, 2014	$610	$—	$—	$—	$610

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space and certain property, plant and equipment.

8.	INCOME TAXES

During the three months ended March 31, 2014 and March 31, 2013, the provision for income taxes was $0.2 million for both periods. The provision in each period primarily relates to the gain on the fair value change of our Eligard related contingent consideration. The provisions also reflected that we have insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the three months ended March 31, 2014, our net deferred tax asset was reduced to nil as a result of the fair value change, which was primarily due to the receipt of the $17.0 million Sanofi Prepayment and the reclassification of the $10.0 million remaining Eligard related contingent consideration to accounts receivable. Refer to Note 2 — Contingent Consideration for more information.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three months ended March 31, 2014 and March 31, 2013.

9.	DISCONTINUED OPERATIONS

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing and are also eligible to receive certain other contingent consideration, which is described under Note 2 — Contingent Consideration.

On April 3, 2013, we completed the sale of our PPDS Technology to Mati pursuant to the terms of an asset purchase agreement (the “Mati Agreement”). On December 24, 2012, we entered into an exclusive option agreement with Mati, under which we granted Mati a 90-day option to acquire assets related to our PPDS technology in exchange for $0.5 million. Upon receipt of this payment, we recorded it as deferred income and recognized the $0.5 million rateably into income over the 90 day option term in accordance with our obligation to maintain the related intellectual property during that period. In accordance with the terms of the Mati Agreement, we received an additional payment of approximately $0.8 million upon closing. Under the Mati Agreement, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. Under the terms of the Mati Agreement, we do not have any significant ongoing involvement in the operations or cash flows related to the PPDS Technology other than minor transition services which we agreed to provide. The activities related to transition services were complete as at September 30, 2013.

The operating results related to our PPDS Technology and Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented:

	Three months ended March 31,
(In thousands of U.S. dollars)	2014	2013

Total revenues	$—	$—

Recovery on assets held for sale (1)	—	153

Operating pre-tax loss	—	(194)

Gain on sale of discontinued operations (2)	—	456

Pre-tax income	—	262

Provision for income taxes	—	(73)

Net income from discontinued operations	$—	$189

(1)	Relates to recoveries on equipment that was previously written down in connection with the sale of our PPDS Technology to Mati.

(2)

Relates to the revenue recognition of funds received from Mati at the end of 2012, which were initially recorded as deferred income, for the 90-day option to acquire assets related to our former PPDS Technology.

10.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, accounts receivable, contingent consideration and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As at March 31, 2014
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$139,909	$—	$—	$139,909

Accounts receivable – Laser Earn-Out Payment (1)	—	—	4,000	4,000

Total	$139,909	$—	$4,000	$143,909

	As at December 31, 2013
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$118,521	$—	$—	$118,521

Accounts receivable – Laser Earn-Out Payment(1)	—	—	4,000	4,000

Contingent consideration(2)	—	—	36,582	36,582

Total	$118,521	$—	$40,582	$159,103

(1)

In 2013, the estimated $4.0 million fair value of the Laser Earn-Out Payment was reclassified from contingent consideration to accounts receivable. For additional discussion, refer to Note 2 – Contingent Consideration.

(2)	To estimate the fair value of contingent consideration we use a discounted cash flow model based on estimated timing and amount of future cash flows.

As at December 31, 2013, we discounted the future cash flows using a cost of capital rate of 9% for the contingent consideration related to Eligard. The cost of capital rate was selected based on available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates.

The following table represents a reconciliation of our contingent consideration assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

(In thousands of U.S. dollars)	Related to Sale of QLT USA	Related to Sale of Visudyne	Total

Balance at January 1, 2013	$71,195	$5,214	$76,409

Transfer to Accounts Receivable (Note 2)	—	(3,956)	(3,956)

Settlements	(38,693)	—	(38,693)

Fair value change in contingent consideration	4,080	(1,258)	2,822

Balance at December 31, 2013	36,582	(0)	36,582

Transfer to Accounts Receivable (Note 2)	(9,989)	—	(9,989)

Settlements	(28,059)	—	(28,059)

Fair value change in contingent consideration	1,466	—	1,466

Balance at March 31, 2014	$—	$—	$—

As at March 31, 2014 and December 31, 2013 we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents, accounts receivable and contingent consideration. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

11.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net (loss) income per common share:

	Three months ended March 31,
(In thousands of U.S. dollars, except share and per share amounts)	2014	2013

Numerator:

Loss from continuing operations	$(6,462)	$(6,616)

Income from discontinued operations, net of income taxes	—	189

Net loss	$(6,462)	$(6,427)

Denominator: (thousands)

Weighted average common shares outstanding	51,082	50,589

Effect of dilutive securities:

Stock options	—	—

Diluted weighted average common shares outstanding	51,082	50,589

Basic and diluted net loss per common share

Continuing operations	$(0.13)	$(0.13)

Discontinued operations	—	—

Net loss per common share	$(0.13)	$(0.13)

For the three months ended March 31, 2014, 1,405,671 stock options and 42,000 RSUs (three months ended March 31, 2013—678,745 stock options and nil RSUs) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2013 (our “2013 Annual Report”).

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

The Executive Transition Committee, which is currently composed of Directors Jeffrey Meckler and Dr. John Kozarich, is performing the function of the Chief Executive Officer on an interim basis while the Board determines the resources and management necessary to pursue the Company’s new strategy. Jeffrey Meckler serves as Chairman of the Executive Transition Committee.

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

Sales of Assets and Discontinued Operations

Eligard®

On October 1, 2009, we divested the Eligard line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement dated October 1, 2009 (the “2009 Stock Purchase Agreement”), we are entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada (the “Sanofi License”), and the license with MediGene Aktiengesellschaft, which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe (the “Astellas License”). We are entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024.

Effective March 17, 2014, QLT entered into a consent and amendment agreement (the “Consent and Amendment Agreement”) to the 2009 Stock Purchase Agreement with Tolmar, under which Tolmar obtained our consent to consummate certain transactions that would affect the Sanofi License described above. Pursuant to the terms of the Consent and Amendment Agreement, in exchange for our consent, we received $17.0 million (the “Sanofi Prepayment”) on March 17, 2014 as pre-payment and full satisfaction of the remaining contingent consideration owing with respect to potential royalties under the Sanofi License. Among other things, Tolmar and its parent corporation, Dodley International Ltd (“Dodley”), also guaranteed payment of the remaining contingent consideration owing under the 2009 Stock Purchase Agreement with respect to the Astellas License on or before November 30, 2014.

As of March 31, 2014, we received an aggregate of $190.0 million of contingent consideration. Given that Tolmar and Dodley have guaranteed payment of the remaining contingent consideration balance on or before November 30, 2014, the $10.0 million face value of the expected payment has been reclassified from contingent consideration to accounts receivable on the condensed consolidated balance sheet as at March 31, 2014.

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

Punctal Plug Delivery Program

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”), a development company founded by Robert L. Butchofsky, our former President and Chief Executive Officer. Mr. Butchofsky’s employment with QLT was terminated on August 2, 2012 as part of the strategic restructuring described above. Under the terms of our asset purchase agreement with Mati (the “Mati Agreement”), we are eligible to receive potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales.

Research and Development

Our research and development efforts are currently focused solely on QLT091001.

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently evaluating QLT091001 for the treatment of Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Results from our initial Phase Ib clinical proof-of-concept study in patients with LCA and RP were reported for the 14 subject cohort of LCA patients in 2011 and for the 18 subject cohort of early-onset RP patients in March 2012. Dosing in our Phase 1b retreatment study in these subjects is now completed and follow-up of subjects is ongoing. We reported positive preliminary results from the retreatment study on February 27, 2014 and expect to report final clinical data in the third quarter of 2014. The Company believes it has gained further insight into QLT091001 from the analysis of these preliminary results and plans to further refine its proposed pivotal trial design for the orphan drug program. As a result of these activities and the Company’s on-going review of strategic alternatives, the Company currently does not plan to initiate its pivotal clinical trial for QLT091001 until the second half of 2014.

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in lecithin:retinol acyltransferase (“LRAT”) or retinal pigment epithelium protein 65 (“RPE65”) genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. The FDA has also formally acknowledged that the orphan drug designations granted by the FDA on QLT091001 for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) also cover QLT091001 for the treatment of Inherited Retinal Disease caused by LRAT or RPE65 mutations, including severe early childhood onset retinal dystrophy (“IRD”), which disease/condition we believe subsumes both LCA and RP. The drug has also been granted two Fast Track designations by the FDA for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes. We continue our dialogue with the regulatory authorities in the U.S. and EU related to pivotal trial design, indication, protocol requirements and development plans to determine whether we pursue a pivotal trial in IRD (subsuming both LCA and RP patients at once), or in one of either LCA or RP, as a first stage in registration trials for QLT091001.

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

QLT091001 for the treatment of Impaired Dark Adaptation. In late 2013, we initiated a Phase IIa proof-of-concept randomized, multi-center, parallel-group, placebo-controlled trial of QLT091001 in adult subjects with Impaired Dark Adaptation (“IDA”), a condition that results in decreased ability to recover visual sensitivity in the dark after exposure to bright lights. The trial is designed to evaluate the safety profile and effects of QLT091001 on impaired dark adaptation time, glare recovery time and low luminance low contrast best corrected visual acuity.

RESULTS OF OPERATIONS

The following table sets out our net loss from operations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
(In thousands of U.S. dollars, except per share data)	2014	2013

Net loss and comprehensive loss	$(6,462)	$(6,427)

Basic and diluted net loss per common share	$(0.13)	$(0.13)

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

During the three months ended March 31, 2014, research and development (“R&D”) expenditures from continuing operations were $4.8 million compared to $4.1 million for the same period in 2013. The $0.7 million (17%) increase was primarily due to costs incurred in connection with our current toxicity studies, IDA study and preparatory activities for our QLT091001pivotal trial. These cost increases were partially offset by lower R&D costs related to our LCA and RP Phase Ib Study, which was substantially completed in 2013; and net overall savings related to our 2012 workforce reduction and other restructuring activities.

Selling, General and Administrative Expenses

During the three months ended March 31, 2014, selling, general and administrative (“SG&A”) expenses were $2.2 million compared to $2.1 million for the same period in 2013. The net $0.1 million (5%) increase in SG&A expenses was primarily due to fees incurred in connection with the exploration of certain strategic alternatives, which were partially offset by net overall savings related to our 2012 workforce reduction and other restructuring activities.

Restructuring Charges

During the three months ended March 31, 2014, we recorded restructuring charges of $0.6 million, which primarily relates to severance and termination benefits accrued for the pending termination of our Senior Vice President of Business Development and Commercial Operations, Alexander R. Lussow. Effective December 18, 2013, we entered into a letter agreement with Mr. Lussow, in which we, among other things, agreed to terminate his employment on either March 31, 2014, April 30, 2014 or May 31, 2014, at the Company’s discretion. The estimated cost of Mr. Lussow’s remaining severance and termination benefits are expected to be approximately $0.9 million.

During the three months ended March 31, 2013, we recorded restructuring charges of $0.8 million which primarily consisted of severance and termination benefits and contract termination costs related to our 2012 restructuring activities.

Investment and Other Income

Net Foreign Exchange Gains (Losses)

For the three months ended March 31, 2014 and 2013, net foreign exchange gains (losses) comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Change in Contingent Consideration

During the three months ended March 31, 2014, we recorded fair value gains on our contingent consideration of $1.5 million, compared to fair value gains of $0.8 million for the same period in 2013. The $0.7 million increase in our fair value gains is primarily due to the $17.0 million Sanofi Prepayment received on March 17, 2014 and the guarantee of payment of the remaining contingent consideration balance by Tolmar and Dodley on or before November 30, 2014. For more detailed information, refer to the discussion under the Sales of Assets and Discontinued Operations – Eligard section above.

Income from Discontinued Operations

During the three months ended March 31, 2014, we incurred a negligible loss from discontinued operations.

During the three months ended March 31, 2013, we earned $0.2 million of income earned from discontinued operations, which primarily related to sale proceeds received from the sale of our PPDS Technology, which was completed in April 2013.

See Note 9 – Discontinued Operations in the Notes to our unaudited condensed consolidated financial statements.

Income Taxes

During the three months ended March 31, 2014 and March 31, 2013, the provision for income taxes was $0.2 million for both periods. The provision in each period primarily relates to the gain on the fair value change of our Eligard related contingent consideration. The provisions also reflected that we have insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the three months ended March 31, 2014, our net deferred tax asset was reduced to nil as a result of the fair value change, which was primarily due to the receipt of the $17.0 million Sanofi Prepayment and the reclassification of the $10.0 million remaining Eligard related contingent consideration to accounts receivable. Refer to Note 2 – Contingent Consideration for more information.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three months ended March 31, 2014 and March 31, 2013.

As of March 31, 2014, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

As at March 31, 2014, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, and restructuring and change in control obligations.

However, factors that may affect our future capital availability or requirements may include: returns of capital to shareholders, including future share repurchases; the status of competitors and their intellectual property rights; receipt of royalties owing to us under the terms of the 2009 Stock Purchase Agreement and related Consent and Amendment Agreement with Tolmar; levels of future sales of Visudyne and receipt of certain earn-out payments and future contingent consideration under the Valeant Agreement; levels of any future payments under the Mati Agreement; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; our ability to establish collaborative arrangements with other organizations; and the pursuit of future financial and/or strategic alternatives.

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

During the three months ended March 31, 2014, we used $5.1 million of cash in operations compared to $9.3 million for the same period in 2013. The $4.2 million positive cash flow variance was primarily attributable to the following:

•	A positive operating cash flow variance from lower operational spending of $2.9 million related to the continuing impact of our 2012 restructuring initiatives;

•	A positive operating cash flow variance from lower spending on restructuring costs of $0.8 million; and

•	A positive operating cash flow variance from a $0.5 million increase in other income.

During the three months ended March 31, 2014, cash flows provided by investing activities consists of $26.6 million of contingent consideration received in connection with our previous sale of QLT USA. During the three months ended March 31, 2013, cash flows provided by investing activities consisted of $9.6 million of contingent consideration received and $0.2 million of proceeds received from the sale of certain property, plant and equipment. The overall $16.9 million increase in cash flows provided by investing activities is primarily due to the $17.0 Sanofi Prepayment received on March 17, 2014, which is discussed in more detail under the Sale of Assets and Discontinued Operations—Eligard section above.

During the three months ended March 31, 2014, there were no cash flows related to financing activities. During the three months ended March 31, 2013, cash flows used in financing activities consisted of $14.1 million used to repurchase common shares, offset by $4.8 million received for the issuance of common shares related to the exercise of stock options.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2014, we had $139.9 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 24 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at March 31, 2014, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At March 31, 2014, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

As of March 31, 2014, our material contractual obligations consist of our clinical and development agreements. We currently have a two year operating lease commitment, which commenced on September 1, 2013, for approximately 20,000 square feet of office and laboratory space.

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

Outstanding Share Data

On April 25, 2013, the Company’s board of directors amended and restated the QLT 2000 Incentive Stock Plan (the “Plan”) to increase the number of shares of the Company’s common stock, without par value, available for grant under the Plan from 7,800,000 to 11,800,000 and to make certain other amendments to the Plan, including to permit the granting of restricted stock units (“RSUs”) under the Plan. The amendment and restatement of the Plan was subject to shareholder approval, which was obtained on June 14, 2013. On July 29, 2013, the Company filed a registration statement to register the issuance of up to an additional 4,000,000 common shares that may be issued under the Plan as a result of the amendment to the Plan.

As of April 22, 2014, there were 51,081,878 common shares issued and outstanding, which totaled $466.2 million in share capital. As of April 22, 2014, we had 1,405,671 stock options outstanding of which 591,203 were exercisable at a weighted average exercise price of CAD $5.26 per share. Each stock option is exercisable for one common share. As of April 22, 2014, we had 42,000 RSUs outstanding, none of which are vested. Upon vesting, each RSU represents the right to receive one common share of the Company. As of April 22, 2014, we had 154,000 deferred stock units outstanding of which 64,167 are vested. The cash value of the deferred stock units outstanding as at April 22, 2014 is $0.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Significant estimates include but are not limited to accounts receivable valuation provisions, contingent consideration measured at fair value, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2013 Annual Report.

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

The following factors, among others, including those described under Item 1A. Risk Factors in Part II of this Report could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our expectations regarding the results of our review of strategic alternatives announced in November 2013;

•	unanticipated negative effects of our strategic restructuring in 2012, including our significant reduction in workforce and disposition of our Visudyne business and PPDS Technology;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees, including a Chief Executive Officer;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials including the anticipated timing to commence pivotal trials of QLT091001;

•	the anticipated timing of regulatory submissions for product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates;

•	our ability to successfully develop and commercialize our synthetic retinoid program;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to obtain and maintain, orphan drug designations for our synthetic retinoid;

•	receipt of the remaining contingent consideration pursuant to the 2009 Stock Purchase Agreement and related Consent and Amendment Eligard Agreement entered into with Tolmar;

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Quarterly Report as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2013 Annual Report.

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

No change was made to our internal controls over financial reporting during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our 2013 Annual Report.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)

Date: April 30, 2014	By:	/s/ Jeffrey Meckler
Jeffrey Meckler
Chairman, Executive Transition Committee
(Principal Executive Officer)

Date: April 30, 2014	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”):

•     unaudited condensed consolidated balance sheets;

•     unaudited condensed consolidated statements of operations and comprehensive loss;

•     unaudited condensed consolidated statements of cash flows;

•     unaudited condensed consolidated statements of changes in shareholders’ equity; and

•     notes to unaudited condensed consolidated financial statements.

*	Filed herewith