Form 10-Q
period 2014-06-30
QLT INC/BC
filed 2014-08-05
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 1, 2014, the registrant had 51,081,878 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

June  30, 2014

ITEM		PAGE

	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and June 30, 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2014 and June 30, 2013	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2014 and year ended December 31, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
4.	CONTROLS AND PROCEDURES	31

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS
1A.	RISK FACTORS	32
6.	EXHIBITS	41

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QLT Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)	June 30, 2014	December 31, 2013

(In thousands of U.S. dollars except share amounts)

ASSETS

Current assets
Cash and cash equivalents	$137,933	$118,521
Accounts receivable, net of allowances for doubtful accounts (Note 4)	10,006	4,590
Contingent consideration - current (Note 3)	-	36,582
Income taxes receivable	68	77
Deferred income tax assets - current	-	191
Prepaid and other assets	1,014	1,863

Total current assets	149,021	161,824

Property, plant and equipment	1,433	1,866
Deferred income tax assets - non-current	-	177

Total assets	150,454	163,867

LIABILITIES
Current liabilities
Accounts payable	$3,848	$2,609
Accrued liabilities (Note 5)	1,242	1,498
Accrued restructuring charges (Note 8)	-	130

Total current liabilities	5,090	4,237

Uncertain tax position liabilities	1,709	1,846

Total liabilities	6,799	6,083

SHAREHOLDERS’ EQUITY
Share capital (Note 7)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	$466,229	$466,229
June 30, 2014 – 51,081,878 shares
December 31, 2013 – 51,081,878 shares
Additional paid-in capital	96,815	95,844
Accumulated deficit	(522,358)	(507,258)
Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	143,655	157,784

Total shareholders’ equity and liabilities	$150,454	$163,867

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars except share and per share amounts)	2014	2013	2014	2013

Expenses

Research and development	$4,079	$4,392	$8,893	$8,472

Selling, general and administrative	4,098	1,810	6,254	3,892

Depreciation	229	252	458	487

Restructuring charges (Note 8)	172	671	744	1,493

	8,578	7,125	16,349	14,344

Operating loss	(8,578)	(7,125)	(16,349)	(14,344)

Investment and other income

Net foreign exchange losses	(53)	84	(74)	18

Interest income	31	80	53	136

Fair value change in contingent consideration (Note 3)	-	1,038	1,466	1,833

Other	42	36	99	36

	20	1,238	1,544	2,023

Loss from continuing operations before income taxes	(8,558)	(5,887)	(14,805)	(12,321)

Provision for income taxes (Note 9)	(23)	(142)	(238)	(325)

Loss from continuing operations	(8,581)	(6,029)	(15,043)	(12,646)

Income from discontinued operations, net of income taxes (Note 10)	(57)	(170)	(57)	20

Net loss and comprehensive loss	$(8,638)	$(6,199)	$(15,100)	$(12,626)

Basic and diluted net loss per common share (Note 12)

Continuing operations	($0.17)	($0.12)	($0.29)	($0.25)

Discontinued operations	(0.00)	(0.00)	(0.00)	0.00

Net loss per common share	($0.17)	($0.12)	($0.29)	($0.25)

Weighted average number of common shares outstanding (in thousands)
Basic and diluted	51,082	50,883	51,082	50,736

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLTInc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2014	2013	2014	2013
Cash used in operating activities
Net loss and comprehensive loss	$(8,638)	$(6,199)	$(15,100)	$(12,626)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	229	252	458	487
Stock-based compensation and restricted stock based compensation	419	94	971	142
Unrealized foreign exchange losses	36	(74)	94	135
Deferred income taxes	23	189	237	458
Recovery on assets held for sale	-	(22)	-	(175)
Gain on sale of discontinued operations (Note 10)	-	(287)	-	(743)
Fair value change in contingent consideration (Note 3)	-	(24)	-	488
Changes in non-cash operating assets and liabilities	-		-
Accounts receivable	(64)	1,184	120	2,205
Prepaid and other assets	613	(30)	849	(954)
Accounts payable	1,177	(259)	1,242	(2,489)
Income taxes receivable / payable	-	(43)	9	(58)
Accrued liabilities	360	(16)	(264)	(1,361)
Accrued restructuring charges	(615)	(1,167)	(130)	(1,197)

	(6,460)	(6,402)	(11,514)	(15,688)

Cash provided by investing activities
Net proceeds from sale of long-lived assets	-	19	-	209
Net proceeds from sale of discontinued operations (Note 10)	-	750	-	750
Purchase of property, plant and equipment	(25)	-	(25)	-
Proceeds from contingent consideration (Note 3)	4,445	6,995	31,038	16,552

	4,420	7,764	31,013	17,511

Cash used in financing activities
Common shares repurchased, including fees	-	-	-	(14,079)
Cash distribution paid to common shareholders (Note 7)	-	(200,000)	-	(200,000)
Issuance of common shares	-	3,556	-	8,317

	-	(196,444)	-	(205,762)

Effect of exchange rate changes on cash and cash equivalents	64	(83)	(87)	(265)

Net increase (decrease) in cash and cash equivalents	(1,976)	(195,165)	19,412	(204,204)
Cash and cash equivalents, beginning of period	139,909	298,345	118,521	307,384

Cash and cash equivalents, end of period	$137,933	$103,180	$137,933	$103,180

Supplementary cash flow information:
Income taxes paid	$-	$-	$1	$1

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (1)	Total Shareholders’ Equity
	Shares	Amount

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at January 1, 2013	51,589,405	$471,712	$296,024	$(482,387)	$102,969	$388,318

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	1,183,952	9,978	(2,761)	-	-	7,217

Stock-based compensation	-	-	567	-	-	567

Restricted stock based compensation	-	-	32	-	-	32

Common share repurchase (Note 7(b))	(1,691,479)	(15,461)	1,982	-	-	(13,479)

Cash distribution to common shareholders at $3.92 per share (Note 7(a))	-	-	(200,000)	-	-	(200,000)

Net loss and comprehensive loss	-	-	-	(24,871)	-	(24,871)

Balance at December 31, 2013	51,081,878	$466,229	$95,844	$(507,258)	$102,969	$157,784

Stock-based compensation	-	-	538	-	-	538

Restricted stock compensation	-	-	14	-	-	14

Net loss and comprehensive loss	-	-		(6,462)	-	(6,462)

Balance at March 31, 2014	51,081,878	466,229	96,396	(513,720)	102,969	$151,874

Stock-based compensation	-	-	404	-	-	404

Restricted stock compensation	-	-	15	-	-	15

Net loss and comprehensive loss	-	-	-	(8,638)	-	(8,638)

Balance at June 30, 2014	51,081,878	$466,229	$96,815	$(522,358)	$102,969	$143,655

(1)	At June 30, 2014 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments resulting from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar

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

On June 25, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). The Merger Agreement provides for a business combination whereby AcquireCo will be merged with and into Auxilium (the “Merger”). As a result of the Merger, the separate corporate existence of AcquireCo will cease and Auxilium will continue as the surviving corporation. On the date of the closing of the Merger, Auxilium will become an indirect wholly owned subsidiary of QLT (the “Combined Company”) and Auxilium stockholders will own approximately 76% of the outstanding common shares of the Combined Company on a fully diluted basis. QLT is the legal acquirer and accounting acquiree in the Merger transaction. While the Merger has been unanimously approved by the Boards of Directors of Auxilium, QLT, HoldCo and AcquireCo, the transaction is still subject to various conditions and approvals which are described in Note 2 – Proposed Merger Transaction with Auxilium.

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at June 30, 2014, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

While the costs incurred by the Company in connection with the proposed Merger have been reflected in these consolidated financial statements, the results of the Combined Company will not be reflected until the completion of the Merger transaction. For more information on the proposed Merger refer to Note 2 – Proposed Merger Transaction with Auxilium.

The results of operations relating to our former punctal plug delivery system technology (the “PPDS Technology”), which we sold on April 3, 2013 to Mati Therapeutics, Inc. (“Mati”), and our Visudyne® business, which we sold on September 24, 2012 to Valeant Pharmaceuticals, Inc. (“Valeant”), have been excluded from continuing operations and are reported as discontinued operations for all periods presented. See Note 10 — Discontinued Operations for more information.

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

During 2013, the Company issued Restricted Stock Units (“RSUs”) to its directors as consideration for their provision of future services as directors (see Note 7(e)). Restricted stock-based compensation expense is measured based on the fair value market price of QLT’s common shares on the grant date and is recognized over the requisite service period, which coincides with the vesting period. RSUs can only be exchanged and settled for QLT’s common shares, on a one-to-one basis, upon vesting.

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

Contingent Consideration

Contingent consideration arising from the sale of QLT USA and our Visudyne business is measured at fair value. The contingent consideration is revalued at each reporting period and changes are included in continuing operations. See Note 3 — Contingent Consideration.

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

Recently Adopted Accounting Standards

No new accounting standards were adopted during the three months ended June 30, 2014.

Recently Issued Accounting Standards

In May 2014, FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers. This update removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605 - Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This update also supersedes some cost guidance included in Subtopic 605-35 - Revenue Recognition – Construction-Type and Production-Type Contracts. ASU No. 2014-09 is effective for public entities with reporting periods beginning after December 15, 2016. Early adoption is not permitted. Management is still in the process of assessing the impact of ASU No. 2014-09 on the Company’s consolidated financial statements.

2.	PROPOSED MERGER TRANSACTION WITH AUXILIUM

On June 25, 2014, the Company entered into the Merger Agreement among QLT, Auxilium, HoldCo, and AcquireCo. The Merger contemplates a business combination whereby AcquireCo will be merged with and into Auxilium. As a result of the Merger, the separate corporate existence of AcquireCo will cease and Auxilium will continue as the surviving corporation. On the date of the closing of the Merger, Auxilium will become an indirect wholly owned subsidiary of QLT. While QLT is the legal acquirer, QLT will in substance be the accounting acquiree and the reverse acquisition guidance under Accounting Standards Codification (“ASC”) No. 805 – Business Combinations is expected to apply.

While the Merger has been unanimously approved by the Boards of Directors of Auxilium, QLT, HoldCo and AcquireCo, the transaction is still subject to various conditions and approvals which are described below. In addition, the Merger Agreement provides that the Combined Company’s Board of Directors, upon completion of the Merger, shall consist of seven individuals designated by the Auxilium Board of Directors prior to the Merger and two individuals designated by the QLT Board of Directors and acceptable to Auxilium.

Upon consummation of the Merger, each outstanding share of Auxilium common stock, other than shares owned by Auxilium, QLT, HoldCo or AcquireCo, will be converted into the right to receive 3.1359 QLT common shares (the “Equity Exchange Ratio”), subject to the adjustment described as follows:

If at or immediately after the effective time of the Merger, QLT receives aggregate cash consideration pursuant to any sale, license, sublicense or similar transaction related to its proprietary synthetic retinoid product in development known as “QLT091001”, which is:

(a) less than $25 million but equal to or greater than $20 million then, the Equity Exchange Ratio shall be increased by 0.0192;

(b) less than $20 million but equal to or greater than $15 million, then the Equity Exchange Ratio shall be increased by 0.0385;

(c) less than $15 million but equal to or greater than $10 million, then the Equity Exchange Ratio shall be increased by 0.0577;

(d) less than $10 million but equal to or greater than $5 million, then the Equity Exchange Ratio shall be increased by 0.0770; or

(e) less than $5 million, or in the event that no such transaction is consummated at or immediately after the effective time of the Merger, then the Equity Exchange Ratio shall be increased by 0.0962.

Upon completion of the Merger and assuming no increase in the Equity Exchange Ratio, current QLT stockholders will own approximately 24% of the outstanding common shares of the Combined Company on a fully diluted basis and current Auxilium stockholders will own approximately 76% of the outstanding common shares of the Combined Company on a fully diluted basis, subject to certain adjustments.

The completion of the Merger is subject to the approval of stockholders of Auxilium and QLT. In addition, the Merger is subject to other customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred as at the date of the filing of this Form 10-Q, (ii) the declaration by the Securities and Exchange Commission (“SEC”) of the effectiveness of the Registration Statement on Form S-4 filed with the SEC on August 4, 2014, (iii) the approval of the listing on NASDAQ of the common shares of the Combined Company to be issued in connection with the Merger, (iv) the receipt by QLT of notice from the Toronto Stock Exchange (“TSX”) approving the delisting of QLT’s shares from the TSX effective as of the consummation of the Merger and (v) the receipt by Auxilium of all necessary third party and lender consents or amendments as may be required under certain Auxilium debt instruments, or consummation of a suitable refinancing of some or all of certain Auxilium debt. To ensure that Auxilium has sufficient proceeds available to refinance its senior secured credit facility if those financial investors currently holding participations in Auxilium’s senior secured credit facility do not consent to the Merger, or impose conditions to their respective consents on terms that Auxilium determines are unfavorable, Auxilium has entered into a commitment letter for a $225 million loan facility with Deutsche Bank AG New York Branch and Deutsche Bank Securities, Inc. (the “DB Facility”).

Each party’s obligation to close the Merger is also subject to the continued (i) accuracy of the representations and warranties made and (ii) compliance with the covenants agreed to by the other party to the Merger Agreement, in each case, subject to certain materiality standards as set forth in the Merger Agreement. Furthermore, each party’s obligation to close the Merger is subject to the absence of certain legal restraints and the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the other party since the date of the Merger Agreement.

Auxilium’s obligation to close the Merger is also subject to additional closing conditions, including (i) receipt by Auxilium of an opinion of counsel stating that Section 7874 of the United States Internal Revenue Code, as amended (the “Code”) (or any other U.S. tax law), regulations promulgated thereunder, and official interpretations thereof as set forth in published guidance should not apply in such a manner so as to cause QLT to be treated as a domestic corporation for U.S. federal income tax purposes from and after the closing date of the Merger, provided that such opinion may only take into account the law in effect on the earlier of the date of the Merger and October 31, 2014 and (ii) on or before October 31, 2014, there shall have been no change in applicable law (whether or not such change in law is yet effective) with respect to Section 7874 of the Code (or any other U.S. tax law), or official interpretation thereof as set forth in published guidance by the IRS (other than news releases) (whether or not such change in official interpretation is yet effective), and there shall have been no bills that would implement such a change passed by the United States House of Representatives and the United States Senate and for which the time period for the President of the United States to sign or veto such bills has not yet elapsed, in each case, that, once effective, in the opinion of nationally recognized U.S. tax counsel, would cause QLT to be treated as a United States domestic corporation for U.S. federal income tax purposes.

Auxilium and QLT have each agreed to customary representations, warranties and covenants in the Merger Agreement. Among them, both Auxilium and QLT have agreed (i) to conduct their respective businesses in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger and (ii) not to solicit alternative transactions or, except under limited circumstances to permit Auxilium’s and QLT’s respective Boards of Directors to comply with their respective fiduciary duties, participate in any discussions or negotiations or furnish to third parties any information with respect thereto. In the event that QLT receives an alternative acquisition proposal, Auxilium has the right to match the alternative acquisition proposal upon the terms and subject to the conditions set forth in the Merger Agreement.

The Merger Agreement contains certain termination provisions for both Auxilium and QLT, including in the event that the Merger is not consummated by December 31, 2014, or if the requisite stockholder approvals are not received. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by Auxilium or QLT as a result of an adverse change in the recommendation of the other party’s board of directors, Auxilium may be required to pay QLT a termination fee of $28.4 million or QLT may be required to pay Auxilium a termination fee of $14.2 million. Auxilium is also required to pay such fee if all joint closing conditions and all other closing conditions in favor of Auxilium are satisfied except for the closing condition that Auxilium has obtained, and has delivered to QLT, all necessary third party and lender consents or amendments as may be required under certain Auxilium debt instruments, or shall have consummated a suitable refinancing of some or all of certain Auxilium debt instruments substantially on terms and conditions set forth in the DB Facility.

During the three and six months ended June 30, 2014, QLT incurred consulting and transaction fees of $2.5 million and $3.2 million, respectively. These transaction fees have been reflected as part of the Selling, General and Administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Under the terms of our financial advisory services agreement with Credit Suisse, the arrangement provides for a significant fee, which is contingent and payable to Credit Suisse upon the successful closing and completion of the Merger.

3.	CONTINGENT CONSIDERATION

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

During the three months ended June 30, 2014, proceeds received from the collection of the remaining contingent consideration totaled $4.4 million (three months ended June 30, 2013 – $8.0 million). The full $4.4 million of these proceeds have been reflected as cash provided by investing activities in the condensed consolidated statements of cash flows for the three months ended June 30, 2014 (three months ended June 30, 2013 – $7.0 million). During the three months ended June 30, 2014, no fair value change was recorded for contingent consideration given that the remaining contingent consideration owing was reflected in accounts receivable at face value. However, during the three months ended June 30, 2013, $1.5 million of the proceeds collected was recognized as a fair value increase in contingent consideration on the condensed consolidated statement of operations and comprehensive loss and was therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the condensed consolidated statements of cash flows.

During the six months ended June 30, 2014, proceeds received from the collection of the remaining contingent consideration, including the Sanofi Prepayment, totaled $32.5 million (six months ended June 30, 2013 – $18.9 million). Approximately $31.0 million of these proceeds have been reflected as cash provided by investing activities in the condensed consolidated statements of cash flows (six months ended June 30, 2013 – $16.6 million). The remaining $1.5 million of proceeds (six months ended June 30, 2013 – $2.3 million) was recognized as the fair value increase in contingent consideration on the condensed consolidated statement of operations and comprehensive loss and is therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the condensed consolidated statements of cash flows.

As at June 30, 2014, we have received an aggregate $194.5 million (December 31, 2013 – $162.0 million) of Eligard related contingent consideration. Given that Tolmar and Dodley have guaranteed payment of the remaining contingent consideration balance on or before November 30, 2014, the $5.5 million face value of the expected payment has been reflected in accounts receivable on the condensed consolidated balance sheet as at June 30, 2014.

Related to the Sale of Visudyne

On September 24, 2012, we completed the sale of our Visudyne business to Valeant. Pursuant to the Valeant Agreement, we received a payment of $112.5 million at closing, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the QcellusTM laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the United States Food and Drug Administration (the “FDA”). Following this divestiture, we did not have significant continuing involvement in the operations or cash flows of the Visudyne business other than the provision of certain transition services to Valeant pursuant to the transition services agreement. The activities related to transition services were complete as at August 31, 2013.

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

As at June 30, 2014, the $5.0 million Laser Earn-Out Payment is recorded in accounts receivable on our condensed consolidated balance sheet net of $1.0 million of estimated collection costs to account for the increased uncertainty related to collection risk. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil.

The above contingent consideration payments related to the sale of QLT USA and our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 10 — Discontinued Operations and Note 11 —Financial Instruments and Concentration of Credit Risk.

4.	ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	June 30, 2014	December 31, 2013

Accounts receivable - Consideration related to sale of QLT USA (a)	$5,544	$-
Accounts receivable - Laser Earn-Out Payment (b)	4,000	4,000
Accounts receivable - Other	462	590

	$10,006	$4,590

(a)

Accounts receivable relates to the remaining amount of consideration owing from Tolmar in connection with our previous divestiture of our Eligard product line in 2009. Under the terms of the Consent and Amendment Agreement, Tolmar and Dodley have guaranteed payment of this balance on or before November 30, 2014. Refer to Note 3 – Contingent Consideration for more information.

(b)

Accounts receivable relates to a milestone payment owing from Valeant related to the receipt of the PMA supplement for the Qcellus laser from the U.S. FDA on September 26, 2013. Refer to Note 3 – Contingent Consideration and Note 10 – Discontinued Operations for more information.

5.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2014	December 31, 2013

Compensation	$777	$1,211
Directors’ Deferred Share Units compensation (“DSU”)	438	265
Other	27	22

	$1,242	$1,498

6.	FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility (as amended, the “Facility”) with HSBC Bank of Canada for the sole purpose of entering into foreign exchange contracts. The Facility allows us to enter into maximum of $12.5 million in forward foreign exchange contracts for terms up to one month and a maximum of $10.0 million for spot foreign exchange contracts.

The Facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At June 30, 2014 and December 31, 2013, no collateral was pledged as security for this facility given that we did not have any foreign exchange transactions outstanding.

7.	SHARE CAPITAL

(a)	Cash Distribution

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

We use the Black-Scholes option pricing model to estimate the value of the options at each grant date. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our stock options. There were no stock options granted during the three and six months ended June 30, 2014 and 2013.

The impact on our results of operations of recording stock-based compensation for the three and six months ended June 30, 2014 and June 30, 2013 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars)	2014	2013	2014	2013

Research and development	$249	$64	$584	$94
Selling, general and administrative	155	30	358	45
Discontinued operations	-	-	-	3

Stock-based compensation expense before income taxes	404	94	942	142
Related income tax benefits	-	-	-	-

Stock-based compensation, net of income taxes	$404	$94	$942	$142

As at June 30, 2014, 704,680 stock options were exercisable (December 31, 2013 – 257,332) and 700,852 stock options were unvested (December 31, 2013 – 1,150,197). As at June 30, 2014, the total estimated unrecognized compensation cost related to unvested stock options and the expected weighted average periods over which such costs are expected to be recognized is as follows:

June 30, 2014

Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$1,360

Expected weighted average period of recognition of compensation cost (in months)	36

Expected remaining weighted average period of compensation cost to be recognized (in years)	2.0

We issue new common shares upon exercise of stock options. The intrinsic values of stock options exercised and the related cash from exercise of stock options during the three and six months ended June 30, 2014 and June 30, 2013 were follows:

	Three months ended		Six months ended

	June 30,		June 30,

(In thousands of U.S. dollars)	2014	2013	2014	2013

Intrinsic value of stock options exercised	-	$806	-	$2,142
Cash from exercise of stock options	-	3,556	-	7,217

(d)	Deferred Share Units

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

The impact on our results of operations of recording DSU compensation expense for the three and six months ended June 30, 2014 and June 30, 2013 was as follows:

	Three months ended		Six months ended

	June 30,		June 30,

(In thousands of U.S. dollars)	2014	2013	2014	2013

Research and development	$28	$9	$53	$33
Selling, general and administrative	63	21	118	76

Deferred share unit compensation expense	$91	$30	$171	$109

No cash payments were made under the DSU Plan during the three and six months ended June 30, 2014 and June 30, 2013.

As at June 30, 2014, 72,722 DSUs were vested (December 31, 2013 – 47,056) and 81,278 DSUs were unvested (December 31, 2013 – 106,944).

(e)	Restricted Stock Units

RSUs vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

The impact on our results of operations of recording RSU compensation expense for the three and six months ended June 30, 2014 and June 30, 2013 was as follows:

	Three months ended		Six months ended

	June 30,		June 30,

(In thousands of U.S. dollars)	2014	2013	2014	2013

Research and development	$6	$-	$11	$-
Selling, general and administrative	9	-	18	-

Restricted stock unit compensation expense	$15	$-	$29	$-

As at June 30, 2014, nil RSUs were vested (December 31, 2013 – nil) and 42,000 RSUs were unvested (December 31, 2013 – 42,000). In addition, the total estimated unrecognized compensation cost related to RSUs was $0.1 million (December 31, 2013 – $0.2 million) and the weighted average period over which such costs are expected to be recognized is 2.04 years (December 31, 2013 – 2.54 years).

8.	RESTRUCTURING CHARGE

In July 2012 we restructured our operations in order to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees have been affected by the restructuring to date. Severance and support provisions were made to assist these employees with outplacement. During the three and six months ended June 30, 2014, we recorded charges of $0.2 million and $0.7 million (three months ended June 30, 2013 – $0.7 million, six months ended June 30, 2013 - $1.5 million), respectively, related to this restructuring. The cumulative cost of the restructuring to date is $19.6 million (December 31, 2013 – $18.9 million).

Effective December 18, 2013, we entered into a letter agreement with Alexander R. Lussow, the Company’s Senior Vice President, Business Development and Commercial Operations, in which we, among other things, agreed to terminate him on either March 31, 2014, April 30, 2014 or May 31, 2014, at the Company’s discretion. Effective May 31, 2014, Alexander R. Lussow’s employment with QLT was terminated. The cost of his severance and termination benefits was $0.8 million, which was fully paid out on May 30, 2014.

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Asset Write- downs	Contract Termination Costs(2)	Other	Total

Balance at January 1, 2013	$1,354	$-	$579	$-	$1,933
Restructuring charge	1,542	-	266	223	2,031
Foreign exchange	-	-	-	-	-
Cash payments	(2,880)	-	(942)	(223)	(4,045)
Discontinued operations	114	(304)	97	-	(93)
Non-cash portion		304	-	-	304

Balance at December 31, 2013	130	-	-	-	130
Restructuring charge	494	-	78	-	572
Foreign exchange	(5)	-	-	-	(5)
Cash payments	(9)	-	(78)	-	(87)

Balance at March 31, 2014	$610	$-	$-	$-	$610
Restructuring charge	172	-	-	-	172
Cash payments	(782)	-	-	-	(782)

Balance at June 30, 2014	$-	$-	$-	$-	$-

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space and certain property, plant and equipment.

9.	INCOME TAXES

During the three months ended June 30, 2014 and June 30, 2013, the provision for income taxes was a negligible amount and $0.1 million, respectively. The provision for the three months ended June 30, 2013 primarily relates to the gain on the fair value change of our Eligard related contingent consideration. The provisions also reflected that we had insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the six months ended June 30, 2014 and June 30, 2013, the provision for income taxes was $0.2 million and $0.3 million, respectively. The provision in each period primarily relates to the gain on the fair value change of our Eligard related contingent consideration. The provisions also reflected that we have insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the six months ended June 30, 2014, our net deferred tax asset was reduced to nil as a result of the fair value change, which was primarily due to the receipt of the $17.0 million Sanofi Prepayment and the reclassification of the remaining Eligard related contingent consideration to accounts receivable. Refer to Note 3 — Contingent Consideration for more information.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and six months ended June 30, 2014 and June 30, 2013.

10.	DISCONTINUED OPERATIONS

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing and are also eligible to receive certain other contingent consideration, which is described under Note 3 — Contingent Consideration.

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

The operating results related to our PPDS Technology and Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented:

	Three months ended		Six months ended

	June 30,		June 30,

(In thousands of U.S. dollars)	2014	2013	2014	2013

Recovery on assets held for sale (1)	-	22	-	175

Operating pre-tax loss	(57)	(281)	(57)	(474)

Gain on sale of discontinued operations (2)	-	287	-	743

Pre-tax (loss) income	(57)	6	(57)	269

Provision for income taxes	-	(176)	-	(249)

Net (loss) income from discontinued operations	(57)	$(170)	(57)	$20

(1)	Relates to recoveries on equipment that was previously written down in connection with the sale of our PPDS Technology to Mati.

(2)	Relates to the 2013 revenue recognition of funds received from Mati at the end of 2012, which were initially recorded as deferred income, for the 90-day option to acquire assets related to our former PPDS Technology.

11.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, accounts receivable, contingent consideration and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As at June 30, 2014

(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$137,933	$-	$-	$137,933

Accounts receivable - Laser Earn-Out Payment (1)	-	-	4,000	4,000

Total	$137,933	$-	$4,000	$141,933

	As at December 31, 2013

(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$118,521	$—	$—	$118,521

Accounts receivable – Laser Earn-Out Payment(1)	—	—	4,000	4,000

Contingent consideration(2)	—	—	36,582	36,582

Total	$118,521	$—	$40,582	$159,103

(1)

In 2014, the estimated $4.0 million fair value of the Laser Earn-Out Payment was reclassified from contingent consideration to accounts receivable. For additional discussion, refer to Note 3 – Contingent Consideration.

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

The following table represents a reconciliation of our contingent consideration assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3

(In thousands of U.S. dollars)	Related to Sale of QLT USA	Related to Sale of Visudyne	Total

Balance at January 1, 2013	$71,195	$5,214	$76,409

Transfer to Accounts Receivable	-	(3,956)	(3,956)

Settlements	(38,693)	-	(38,693)

Fair value change in contingent consideration	4,080	(1,258)	2,822

Balance at December 31, 2013	36,582	-	36,582

Transfer to Accounts Receivable (Note 3)	(9,989)	-	(9,989)

Settlements	(28,059)	-	(28,059)

Fair value change in contingent consideration	1,466	-	1,466

Balance at March 31, 2014 and June 30, 2014	$-	$-	$-

As at June 30, 2014 and December 31, 2013 we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents, accounts receivable and contingent consideration. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

12.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net (loss) income per common share:

	Three months ended		Six months ended

	June 30,		June 30,

(In thousands of U.S. dollars, except share and per share data)	2014	2013	2014	2013

Numerator:
Loss from continuing operations	$(8,581)	$(6,029)	$(15,043)	$(12,646)

Income from discontinued operations, net of income taxes	(57)	(170)	(57)	20

Net loss	$(8,638)	$(6,199)	$(15,100)	$(12,626)

Denominator: (thousands)

Weighted average common shares outstanding	51,082	50,883	51,082	50,736

Effect of dilutive securities:

Stock options	-	-	-	-

Diluted weighted average common shares outstanding	51,082	50,883	51,082	50,736

Basic and diluted net loss per common share

Continuing operations	$(0.17)	$(0.12)	$(0.29)	$(0.25)

Discontinued operations	(0.00)	(0.00)	(0.00)	0.00

Net loss per common share	$(0.17)	$(0.12)	$(0.29)	$(0.25)

For the three months ended June 30, 2014, 1,405,532 stock options and 42,000 RSUs (three months ended June 30, 2013—114,549 stock options and nil RSUs) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

For the six months ended June 30, 2014, 1,405,532 stock options and 42,000 RSUs (six months ended June 30, 2013—114,549 stock options and nil RSUs) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

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

Overview

Strategic Restructuring

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors (the “Board”), we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, over the course of 2012 and 2013 we completed the sale of our Visudyne® business to Valeant Pharmaceuticals International, Inc. (“Valeant”) and the sale of our punctal plug drug delivery system (“PPDS”) to Mati Therapeutics Inc. (“Mati”), and, as a result, significantly reduced our workforce by approximately 180 employees. Our remaining employees have been focused on the development of QLT091001.

In 2013, the Company met with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials. We also initiated a Phase IIa trial of QLT091001 for the treatment of impaired dark adaptation (IDA) to investigate the safety and efficacy of the drug in a larger patient population.

Proposed Merger Transaction with Auxilium Pharmaceuticals, Inc.

In parallel with our continued development efforts on QLT091001, in November 2013 we announced that we commenced a review of strategic alternatives for the Company and engaged Credit Suisse to act as our financial advisor.

On June 25, 2014, QLT entered into an Agreement and Plan of Merger (the “Merger Agreement”) among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). The Merger Agreement provides for a business combination whereby AcquireCo will be merged with and into Auxilium (the “Merger”). As a result of the Merger, the separate corporate existence of AcquireCo will cease and Auxilium will continue as the surviving corporation. On the date of the closing of the Merger, Auxilium will become an indirect wholly owned subsidiary of QLT (the “Combined Company”) and Auxilium stockholders will own approximately 76% of the outstanding common shares of the Combined Company on a fully diluted basis. While QLT is the legal acquirer, QLT will in substance be the accounting acquiree and the reverse acquisition guidance under Accounting Standards Codification (“ASC”) No. 805 – Business Combinations is expected to apply.

While the Merger has been unanimously approved by the Boards of Directors of Auxilium, QLT, HoldCo and AcquireCo, the transaction is still subject to various conditions and approvals which are described below. In addition, the Merger Agreement provides that the Combined Company’s Board of Directors, upon completion of the Merger, shall consist of seven individuals designated by the Auxilium Board of Directors prior to the Merger and two individuals designated by the QLT Board of Directors and acceptable to Auxilium.

Upon consummation of the Merger, each outstanding share of Auxilium common stock, other than shares owned by Auxilium, QLT, HoldCo or AcquireCo, will be converted into the right to receive 3.1359 QLT common shares (the “Equity Exchange Ratio”), subject to the adjustment described as follows:

If at or immediately after the effective time of the Merger, QLT receives aggregate cash consideration pursuant to any sale, license, sublicense or similar transaction related to its proprietary synthetic retinoid product in development known as “QLT091001”, which is:

(a) less than $25 million but equal to or greater than $20 million then, the Equity Exchange Ratio shall be increased by 0.0192;

(b) less than $20 million but equal to or greater than $15 million, then the Equity Exchange Ratio shall be increased by 0.0385;

(c) less than $15 million but equal to or greater than $10 million, then the Equity Exchange Ratio shall be increased by 0.0577;

(d) less than $10 million but equal to or greater than $5 million, then the Equity Exchange Ratio shall be increased by 0.0770; or

(e) less than $5 million, or in the event that no such transaction is consummated at or immediately after the effective time of the Merger, then the Equity Exchange Ratio shall be increased by 0.0962.

Upon completion of the Merger and assuming no increase in the Equity Exchange Ratio, current QLT stockholders will own approximately 24% of the outstanding common shares of the Combined Company on a fully diluted basis and current Auxilium stockholders will own approximately 76% of the outstanding common shares of the Combined Company on a fully diluted basis, subject to certain adjustments.

The completion of the Merger is subject to the approval of stockholders of Auxilium and QLT. In addition, the Merger is subject to other customary closing conditions, including, among others, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has occurred as at the date of the filing of this Form 10-Q, (ii) the declaration by the Securities and Exchange Commission (“SEC”) of the effectiveness of the Registration Statement on Form S-4 filed with the SEC on August 4, 2014, (iii) the approval of the listing on NASDAQ of the common shares of the Combined Company to be issued in connection with the Merger, (iv) the receipt by QLT of notice from the Toronto Stock Exchange (“TSX”) approving the delisting of QLT’s shares from the TSX effective as of the consummation of the Merger and (v) the receipt by Auxilium of all necessary third party and lender consents or amendments as may be required under certain Auxilium debt instruments, or consummation of a suitable refinancing of some or all of certain Auxilium debt. To ensure that Auxilium has sufficient proceeds available to refinance its senior secured credit facility if those financial investors currently holding participations in Auxilium’s senior secured credit facility do not consent to the Merger, or impose conditions to their respective consents on terms that Auxilium determines are unfavorable, Auxilium has entered into a commitment letter for a $225 million loan facility with Deutsche Bank AG New York Branch and Deutsche Bank Securities, Inc. (the “DB Facility”).

Each party’s obligation to close the Merger is also subject to the continued (i) accuracy of the representations and warranties made and (b) compliance with the covenants agreed to by the other party to the Merger Agreement, in each case, subject to certain materiality standards as set forth in the Merger Agreement. Furthermore, each party’s obligation to close the Merger is subject to the absence of certain legal restraints and the absence of any Material Adverse Effect (as defined in the Merger Agreement) on the other party since the date of the Merger Agreement.

Auxilium’s obligation to close the Merger is also subject to additional closing conditions, including (i) receipt by Auxilium of an opinion of counsel stating that Section 7874 of the United States Internal Revenue Code, as amended (the “Code”) (or any other U.S. tax law), regulations promulgated thereunder, and official interpretations thereof as set forth in published guidance should not apply in such a manner so as to cause QLT to be treated as a domestic corporation for U.S. federal income tax purposes from and after the closing date of the Merger, provided that such opinion may only take into account the law in effect on the earlier of the date of the Merger and October 31, 2014 and (ii) on or before October 31, 2014, there shall have been no change in applicable law (whether or not such change in law is yet effective) with respect to Section 7874 of the Code (or any other U.S. tax law), or official interpretation thereof as set forth in published guidance by the IRS (other than news releases) (whether or not such change in official interpretation is yet effective), and there shall have been no bills that would implement such a change passed by the United States House of Representatives and the United States Senate and for which the time period for the President of the United States to sign or veto such bills has not yet elapsed, in each case, that, once effective, in the opinion of nationally recognized U.S. tax counsel, would cause QLT to be treated as a United States domestic corporation for U.S. federal income tax purposes.

Auxilium and QLT have each agreed to customary representations, warranties and covenants in the Merger Agreement. Among them, both Auxilium and QLT have agreed (i) to conduct their respective businesses in the ordinary course during the period between the execution of the Merger Agreement and the closing of the Merger and (ii) not to solicit alternative transactions or, except under limited circumstances to permit Auxilium’s and QLT’s respective Boards of Directors to comply with their respective fiduciary duties, participate in any discussions or negotiations or furnish to third parties any information with respect thereto. In the event that QLT receives an alternative acquisition proposal, Auxilium has the right to match the alternative acquisition proposal upon the terms and subject to the conditions set forth in the Merger Agreement.

The Merger Agreement contains certain termination provisions for both Auxilium and QLT, including in the event that the Merger is not consummated by December 31, 2014, or if the requisite stockholder approvals are not received. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by Auxilium or QLT as a result of an adverse change in the recommendation of the other party’s board of directors, Auxilium may be required to pay QLT a termination fee of $28.4 million or QLT may be required to pay Auxilium a termination fee of $14.2 million. Auxilium is also required to pay such fee if all joint closing conditions and all other closing conditions in favor of Auxilium are satisfied except for the closing condition that Auxilium has obtained, and has delivered to QLT, all necessary third party and lender consents or amendments as may be required under certain Auxilium debt instruments, or shall have consummated a suitable refinancing of some or all of certain Auxilium debt instruments substantially on terms and conditions set forth in the DB Facility.

During the three and six months ended June 30, 2014, QLT incurred consulting and transaction fees of $2.5 million and $3.2 million, respectively. These transaction fees have been reflected as part of the Selling, General and Administrative expenses on the condensed consolidated statements of operations and comprehensive loss. Under the terms of our financial advisory services agreement with Credit Suisse, the arrangement provides for a significant completion fee, which is contingent and payable to Credit Suisse upon the successful closing and completion of the Merger.

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

As of June 30, 2014, we received an aggregate of $194.5 million of contingent consideration. Given that Tolmar and Dodley have guaranteed payment of the remaining contingent consideration balance on or before November 30, 2014, the $5.5 million face value of the remaining payment has been reflected in accounts receivable on the condensed consolidated balance sheet as at June 30, 2014.

Visudyne

In September 2012, in connection with the strategic restructuring, we sold our only commercial product, Visudyne, to Valeant. Pursuant to the asset purchase agreement between the Company and Valeant (the “Valeant Agreement”), we sold all of our assets related to our Visudyne business, including the QcellusTM laser then under development by us, for $112.5 million in upfront consideration, contingent payments up to $20.0 million, and a royalty on net sales of new indications for Visudyne, if any should be approved. We are entitled to the contingent payments upon the achievement of certain milestones, including: (i) $5.0 million if receipt of the registration required for commercial sale of the Qcellus lasers in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015 and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”) and (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million received by Valeant under the license agreement with Novartis Pharma AG, which we transferred to Valeant in connection with the sale, or from other third-party sales of Visudyne outside of the United States.

On September 26, 2013, the FDA approved the premarket approval application supplement for the Qcellus laser and on October 10, 2013, we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full.

Punctal Plug Delivery Program

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology (the “PPDS Technology”) to Mati, a development company founded by Robert L. Butchofsky, our former President and Chief Executive Officer. Mr. Butchofsky’s employment with QLT was terminated on August 2, 2012 as part of the strategic restructuring described above. Under the terms of our asset purchase agreement with Mati (the “Mati Agreement”), we are eligible to receive potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales.

Research and Development

QLT’s research and development efforts are currently focused solely on QLT091001.

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. QLT is currently evaluating QLT091001 for the treatment of Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Results from QLT’s initial Phase Ib clinical proof-of-concept study in patients with LCA and RP were reported for the 14 subject cohort of LCA patients in 2011 and for the 18 subject cohort of early-onset RP patients in March 2012. QLT also reported positive preliminary results from the Phase Ib retreatment study in these subjects on February 27, 2014 and expects to report final clinical data in the third quarter of 2014. QLT believes it has gained further insight into QLT091001 from the analysis of these preliminary results and recently made submissions to the FDA to further refine its proposed pivotal trial design for the orphan drug program.

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in lecithin:retinol acyltransferase (“LRAT”) or retinal pigment epithelium protein 65 (“RPE65”) genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. The FDA has also formally acknowledged that the orphan drug designations granted by the FDA on QLT091001 for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) also cover QLT091001 for the treatment of Inherited Retinal Disease caused by LRAT orRPE65 mutations (“IRD”), including severe early childhood onset retinal dystrophy (“SECORD”), which disease/condition QLT believes subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP. The drug has also been granted two Fast Track designations by the FDA for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes. QLT continues its dialogue with the regulatory authorities in the U.S. and EU related to pivotal trial design, indication, protocol requirements and development plans to determine whether future clinical trials could pursue the IRD indication (subsuming both LCA and RP patients at once), or separate LCA or RP indications.

QLT has begun a compassionate use program for QLT091001 on a named-patient basis. Under the compassionate use program, QLT091001 may be made available to patients who participated in QLT’s Phase Ib clinical trial of QLT091001 for the treatment of LCA and RP. The program commenced in Ireland and participation for other patients will be determined on a case-by-case basis in accordance with applicable regulatory laws. Compassionate use programs provide experimental therapeutics to patients with serious or life-threatening diseases that cannot be treated satisfactorily with authorized therapies prior to final FDA, EMA or other applicable regulatory approval.

Given the ultra orphan nature of its indications under investigation, QLT has also been working toward establishing a central patient registry either independently or in conjunction with one or more third parties to identify and characterize patient status and then follow disease progression to track the natural history of the disease.

In May 2011, the United States Patent and Trademark Office issued Patent No. 7,951,841, a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 27, 2027, including the period of patent term adjustment. Outside of the US, counterpart patents and patent applications to US Patent No. 7,951,841 with varying scope of protection are pending or have been granted, including European Patent No. 1765322 which was granted on November 6, 2013 and subsequently validated into national patents in 35 European countries, all of which are set to expire in 2025.

Study in RP subjects with autosomal dominant RPE65 mutation. RP is genetically heterogeneous and can be inherited in an autosomal recessive (AR), autosomal dominant (AD), or X-linked manner, with rare digenic and mitochondrial forms. Previously, all reported mutations in RPE65 were associated with recessive RP or LCA. Recently, however, a dominant-acting mutation in RPE65 was reported. In order to investigate the safety, tolerability and efficacy of oral QLT091001 as a novel treatment for RP subjects with an autosomal dominant mutation in RPE65, an open-label, Phase 1b, proof-of-concept study was initiated. This study evaluates the safety and treatment effects of a single course (once-daily for seven days) of oral 40 mg/m2 QLT091001 in five RP subjects with an autosomal dominant mutation in RPE65. Dosing of subjects has been completed and patient follow up is ongoing. We expect that an analysis of the data from the trial will be available in the second half of 2014.

QLT091001 for the treatment of Impaired Dark Adaptation. In late 2013, we initiated a Phase IIa proof-of-concept randomized, multi-center, parallel-group, placebo-controlled trial of QLT091001 in adult subjects with Impaired Dark Adaptation (“IDA”), a condition that results in decreased ability to recover visual sensitivity in the dark after exposure to bright lights. The trial is designed to evaluate the safety profile and effects of QLT091001 on impaired dark adaptation time, glare recovery time and low luminance low contrast best corrected visual acuity. We expect that an analysis of the data from the trial will be completed in the second half of 2014.

RESULTS OF OPERATIONS

The following table sets out our net losses from operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands of U.S. dollars, except per share data)	2014	2013	2014	2013

Net loss and comprehensive loss	$(8,638)	$(6,199)	$(15,100)	$(12,626)
Basic and diluted net loss per common share	$(0.17)	$(0.12)	$(0.29)	$(0.25)

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

During the three months ended June 30, 2014, research and development (“R&D”) expenditures from continuing operations were $4.1 million compared to $4.4 million for the same period in 2013. The $0.3 million (7%) decrease was primarily due to savings realized in 2014 related to the continuing impact of our 2012 workforce reduction and lower R&D costs incurred in 2014 related to our LCA and RP Phase Ib retreatment study, which was substantially completed in 2013. These savings were partially offset by costs incurred in 2014 in connection with the IDA study and preparatory activities for the QLT091001 pivotal trial, as well as higher stock based compensation expense associated with stock options granted in July and November of 2013 for incentive and retention purposes.

During the six months ended June 30, 2014, R&D expenditures were $8.9 million compared to $8.5 million for the same period in 2013. The $0.4 million (5%) increase was primarily due to costs incurred in 2014 in connection with our toxicity studies, IDA study, preparatory activities for the QLT091001pivotal trial and higher stock based compensation expense associated with stock options granted in 2013 as described above. These cost increases were partially offset by lower R&D costs related to our LCA and RP Phase Ib retreatment study and net overall savings realized in 2014 related to our 2012 workforce reduction and other restructuring activities.

Selling, General and Administrative Expenses

During the three months ended June 30, 2014, selling, general and administrative (“SG&A”), expenditures were $4.1 million compared to $1.8 million for the same period in 2013. The net $2.3 million increase (128%) in SG&A expenses was primarily due to $2.5 million of consulting and transaction fees incurred in connection with the evaluation of strategic alternatives and the resulting proposed Merger with Auxilium described above. These costs were partially offset by net overall savings realized in 2014 related to the continuing impact of our 2012 workforce reduction and other restructuring activities.

During the six months ended June 30, 2014, SG&A expenditures were $6.3 million compared to $3.9 million for the same period in 2013. The $2.4 million (62%) increase was primarily due to $3.2 million of consulting and transaction fees incurred in connection with the evaluation of strategic alternatives and the resulting proposed Merger with Auxilium described above and higher stock based compensation expense associated with stock options granted in 2013 for incentive and retention purposes. These costs were partially offset by net overall savings realized in 2014 related to our 2012 workforce reduction and other restructuring activities.

Throughout the remainder of 2014, we expect to incur further significant consulting and transaction fees in connection with the proposed Merger with Auxilum. This includes a significant fee, which is contingent and payable to Credit Suisse (our financial advisor) upon the successful closing and completion of the Merger.

Restructuring Charges

During the three and six months ended June 30, 2014, we recorded restructuring charges of $0.2 million and $0.7 million, respectively, which primarily relates to severance and termination benefits recorded during these periods in connection with the May 31, 2014 termination of our Senior Vice President of Business Development and Commercial Operations, Alexander R. Lussow. Effective December 18, 2013, we entered into a letter agreement with Dr. Lussow, in which we, among other things, agreed to terminate him on either March 31, 2014, April 30, 2014, or May 31, 2014, at QLT’s discretion. The cumulative total cost of Dr. Lussow’s severance and termination benefits was $0.8 million, which was fully paid out on May 31, 2014.

During the three and six months ended June 30, 2013, we recorded restructuring charges of $0.7 million and $1.5 million, respectively, related to severance and termination benefits and contract termination costs related to our ongoing 2012 restructuring activities.

Investment and Other Income

Net Foreign Exchange Gains (Losses)

For the three and six months ended June 30, 2014 and 2013, net foreign exchange gains (losses) comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Change in Contingent Consideration

During the three months ended June 30, 2014, the fair value change in contingent consideration decreased to nil compared to the $1.0 million fair value gain recorded during the three months ended June 30, 2013. The decline in the fair value gain is primarily due to the remaining contingent consideration owed to us under the 2009 Stock Purchase Agreement being reflected at face value in accounts receivable. The remaining contingent consideration balance was reclassified to accounts receivable as at March 31, 2014 given that payment is guaranteed by Tolmar and Dodley on or before November 30, 2014.

During the six months ended June 30, 2014, we recorded fair value gains on our contingent consideration of $1.5 million, compared to fair value gains of $1.8 million for the same period in 2013. The $0.3 million decrease in our fair value gains is primarily due to the $17.0 million Sanofi Prepayment received on March 17, 2014 and the guarantee of payment of the remaining contingent consideration balance by Tolmar and Dodley on or before November 30, 2014. For more detailed information, refer to the discussion under the Sales of Assets and Discontinued Operations – Eligard section above.

Income Taxes

During the three months ended June 30, 2014 and 2013, the provision for income taxes was a negligible amount and $0.1 million, respectively. The provision for the three months ended June 30, 2013 primarily relates to the gain on the fair value change of our Eligard related contingent consideration. The provisions also reflected that we had insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the six months ended June 30, 2014 and 2013, the provision for income taxes was $0.2 million and $0.3 million, respectively. The provision in each period primarily relates to the gain on the fair value change of our Eligard related contingent consideration. The provisions also reflected that we have insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the six months ended June 30, 2014, our net deferred tax asset was reduced to nil as a result of the fair value change, which was primarily due to the receipt of the $17.0 million Sanofi Prepayment and the reclassification of the remaining Eligard related contingent consideration to accounts receivable. Refer to Note 3 — Contingent Consideration in the condensed consolidated financial statements for the three and six months ended June 30, 2014 for more information.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and six months ended June 30, 2014 and June 30, 2013.

As of June 30, 2014, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

As at June 30, 2014, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, restructuring and change in control obligations, and future consulting and transaction fees we expect to incur in connection with the proposed Merger with Auxilium.

However, factors that may affect our future capital availability or requirements may include: expenses incurred in connection with the proposed Merger with Auxilium, returns of capital to shareholders, including future share repurchases; the status of competitors and their intellectual property rights; receipt of royalties owing to us under the terms of the 2009 Stock Purchase Agreement and related Consent and Amendment Agreement with Tolmar; levels of future sales of Visudyne and receipt of certain earn-out payments and future contingent consideration under the Valeant Agreement; levels of any future payments under the Mati Agreement; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; our ability to establish collaborative arrangements with other organizations; and the pursuit of future financial and/or strategic alternatives.

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

Cash Used in Operating Activities

During the three months ended June 30, 2014, we used $6.5 million of cash in operations compared to $6.4 million for the same period in 2013. The $0.1 million negative cash flow variance was primarily attributable to the following:

•	A positive operating cash flow variance of $1.0 million from lower spending on restructuring costs; and

•	A negative operating cash flow variance from a $1.1 million decrease in other income.

During the six months ended June 30, 2014, we used $11.5 million of cash in operations compared to $15.7 million for the same period in 2013. The $4.2 million positive cash flow variance was primarily attributable to the following:

•	A positive operating cash flow variance from lower operational spending of $2.9 million related to the continuing savings from our 2012 restructuring initiatives;

•	A positive operating cash flow variance of $1.8 million from lower spending on restructuring costs; and

•	A negative operating cash flow variance from a $0.5 million decrease in other income.

Cash Provided by Investing Activities

During the three months ended June 30, 2014, cash flow provided by investing activities primarily consisted of $4.4 million of consideration received in connection with our previous sale of QLT USA (see the Sale of Assets and Discontinued Operations—Eligard section above for additional information).

During the three months ended June 30, 2013, cash flows provided by investing activities primarily consisted of $7.0 million of contingent consideration received in connection with our previous sale QLT USA; and $0.8 million of proceeds related to our sale of our PPDS Technology (see the Sale of Assets and Discontinued Operations—Punctal Plug Delivery Program section above for additional information).

During the six months ended June 30, 2014, cash flows provided by investing activities primarily consisted of $31.0 million of contingent consideration received in connection with our previous sale of QLT USA.

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

Cash Used in Financing Activities

During the three and six months ended June 30, 2014, there were no cash flows related to financing activities.

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

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2014, we had $137.9 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 14 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at June 30, 2014, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At June 30, 2014, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

As of June 30, 2014, our material contractual obligations consist of our clinical and development agreements. We currently have a two year operating lease commitment, which commenced on September 1, 2013, for approximately 20,000 square feet of office and laboratory space.

Off-Balance Sheet Arrangements

In connection with the sale of assets and businesses, we provide indemnities related to certain matters, including product liability, patent infringement, and contract breach and misrepresentation. We also provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to certain threshold amounts, specified claims periods and other restrictions and limitations.

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

As of August 1, 2014, there were 51,081,878 common shares issued and outstanding, which totaled $466.2 million in share capital. As of August 1, 2014, we had 1,405,532 stock options outstanding of which 734,386 were exercisable at a weighted average exercise price of CAD $5.21 per share. Each stock option is exercisable for one common share. As of August 1, 2014, we had 42,000 RSUs outstanding, none of which are vested. Upon vesting, each RSU represents the right to receive one common share of the Company. As of August 1, 2014, we had 154,000 deferred stock units outstanding of which 81,278 are vested. The cash value of the deferred stock units outstanding as at August 1, 2014 is $0.9 million.

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

The following factors, among others, including those described under Item 1A. Risk Factors in our 2013 Annual Report, as amended in Item 1A. Risk Factors in Part II of this Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•

the failure to receive, on a timely basis or otherwise, the required approvals by Auxilium stockholders and QLT shareholders and government or regulatory agencies (including the terms of such approvals);

•	the risk that a condition to closing of the Merger may not be satisfied;

•

the risk that the proposed Merger with Auxilium may not be consummated despite the parties’ efforts or consummation may be unduly delayed, thereby resulting in potential disruptions to Auxilium’s and QLT’s respective businesses and relationships, which may negatively impact the share prices and the future business and financial results of Auxilium and QLT;

•	the ability of Auxilium to obtain consents of lenders and hedge counterparties or to obtain refinancing in connection with the proposed Merger;

•

whether the Combined Company will be able to realize the expected benefits of the proposed Merger such as efficiencies, cost savings, tax benefits, enhanced cash management flexibility, growth potential, market profile and financial strength;

•	whether the Combined Company’s profitability will increase;

•	whether the Combined Company is positioned to achieve growth, sustained or otherwise;

•	whether or when the businesses of Auxilium and QLT can be integrated, the benefits of such integration will be realized and the expenses related to such integration will be higher than anticipated;

•	whether the Combined Company will have the ability to maintain a competitive global cash management and a competitive worldwide effective corporate tax rate;

•	whether or when the proposed Merger will be accretive;

•

the impact of legislative, regulatory, competitive and technological changes, including changes in tax laws or interpretations that could increase the Combined Company’s consolidated tax liabilities, including, if the transaction is consummated, changes in tax laws that would result in the Combined Company being treated as a domestic corporation for U.S. federal income tax purposes;

•	the market price of the Combined Company’s common shares after the merger may be affected by factors different from those currently affecting the shares of Auxilium or QLT;

•	the Merger is expected to cause significant dilution to the Combined Company’s earnings per share, which may negatively affect the market price of the Combined Company’s common shares;

•

the adverse impact that business uncertainty pending the effective time of the Merger could have on the ability of Auxilium, QLT and, subsequently, the Combined Company to attract, retain and motivate key personnel until the effective time of the Merger;

•	unanticipated negative effects of our strategic restructuring in 2012, including our significant reduction in workforce and disposition of our Visudyne business and PPDS Technology;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials including the anticipated timing to commence pivotal trials of QLT091001;

•	the anticipated timing of regulatory submissions for product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates;

•	our ability to successfully develop and commercialize our synthetic retinoid program;

•	whether Auxilium pursues or obtains a potential partnering agreement to maximize the value of our synthetic retinoid program;

•

the increase in the fixed equity exchange ratio in the event that a retinoid transaction is not consummated based on the contemplated economic terms, or the cash proceeds received in connection with such a transaction are less than $25 million at or immediately after the closing of the Merger;

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

No change was made to our internal controls over financial reporting during the fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our 2013 Annual Report and as amended in this Report.

ITEM 1A.	RISK FACTORS

Other than the updates to and addition of the risk factors below concerning our current operations and proposed Merger with Auxilium, management believes that there have been no material changes to the Company’s risk factors as reported in Item 1A of our 2013 Annual Report.

The risks described below and in our 2013 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results. Furthermore, if the Merger is consummated, shareholders will be subject to additional risks related to the ongoing business of Auxilium, which are described in our Registration Statement on Form S-4 filed with the SEC on August 4, 2014.

The exchange ratio is fixed and will not be adjusted in the event of any change in either Auxilium’s stock price or QLT’s share price.

In the Merger, each outstanding share of Auxilium common stock (except for shares of Auxilium common stock owned by Auxilium (all of which will be cancelled)) will be converted into the right to receive 3.1359 QLT common shares, subject to potential increase related to the retinoid transaction as described elsewhere in this Quarterly Report. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Auxilium common stock or QLT common shares. Changes in the price of QLT common shares prior to completion of the Merger will affect the market value that Auxilium stockholders will receive on the date of the Merger. Share price changes may result from a variety of factors (many of which are beyond Auxilium’s control), including the following:

•	changes in Auxilium’s and QLT’s respective businesses, operations and prospects, or the market assessments thereof;

•	market assessments of the likelihood that the Merger will be completed, including related considerations regarding regulatory approvals of the Merger; and

•	general market and economic conditions and other factors generally affecting the price of Auxilium’s common stock and QLT’s common shares.

The price of QLT common shares at the closing of the Merger may vary from the price on the date the Merger Agreement was executed, on the date of this Quarterly Report, and on the date of the special meeting of Auxilium and the annual general and special meeting of QLT. As a result, the market value represented by the equity exchange ratio will also vary. For example, based on the range of closing prices of QLT common shares during the period from June 25, 2014, the last trading day before the public announcement of the execution of the Merger Agreement, through August 1, 2014 , the equity exchange ratio (without giving effect to any adjustment thereto) represented a market value ranging from a low of $16.93 to a high of $20.16 for each share of Auxilium common stock.

Obtaining required governmental approvals necessary to satisfy closing conditions may delay or prevent completion of the Merger.

Completion of the Merger is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals, including the expiration or termination of the waiting period under the HSR Act in the United States, which has occurred as at the date of the filing of this Form 10-Q, and the SEC declaring effective the registration statement filed by QLT. QLT and Auxilium have agreed to use their reasonable best efforts to obtain all required approvals in accordance with the Merger Agreement. These approvals may impose conditions on, or require divestitures relating to, the operations or assets of Auxilium or QLT. Such conditions or divestitures may jeopardize or delay completion of the Merger or may reduce the anticipated benefits of the Merger. Each of Auxilium and QLT has agreed that the other party would not be required, or permitted without prior written consent, to take any actions with respect to such conditions or divestitures if such actions would, or would reasonably be expected to, result (after giving effect to any reasonably expected proceeds of any divestiture or sale of assets) in a “material adverse effect” (as defined in the Merger Agreement) on QLT or Auxilium. No assurance can be given that the required approvals will be obtained, and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.

Failure to complete the Merger could negatively impact the share prices and the future business and financial results of QLT.

If the Merger is not completed, the ongoing businesses of QLT may be adversely affected. Additionally, if the Merger is not completed and the Merger Agreement is terminated, in certain circumstances, QLT may be required to pay to Auxilium a termination fee of $14.2 million. In addition, QLT may incur significant transaction expenses in connection with the Merger regardless of whether the Merger is completed. The foregoing risks, or other risks arising in connection with the failure of the Merger, including the diversion of management attention from conducting the business of the respective company and pursuing other opportunities during the pendency of the Merger, may have an adverse effect on the business, operations, financial results and share prices of QLT. In addition, QLT could be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party’s obligation under the Merger Agreement.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of QLT.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restricts QLT’s ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire shares or assets of QLT. Further, even if the QLT Board of Directors withdraws or qualifies its recommendation with respect to the Merger, it will still be required to submit the applicable matters to a vote at its meeting of shareholders. In certain specified circumstances, upon termination of the Merger Agreement, QLT will be required to pay a termination fee to Auxilium. In the event that QLT receives an alternative acquisition proposal, Auxilium has the right to match the alternative acquisition proposal upon the terms, and subject to the conditions, set forth in the Merger Agreement before the QLT Board of Directors may withdraw or qualify its recommendation with respect to the Merger.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of QLT from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might result in a potential competing acquiror proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. Auxilium’s right to match certain alternative acquisition proposals with respect to QLT could also discourage potential competing acquirors from considering or proposing that acquisition.

If the Merger Agreement is terminated and QLT determines to seek another business combination, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

Future potential changes to the tax laws could result in the Combined Company being treated as a U.S. corporation for U.S. federal income tax purposes, and, if adopted prior to October 31, 2014, could jeopardize or delay the consummation of the Merger.

Under current U.S. federal income tax law, the Combined Company is expected to be treated as a foreign corporation for U.S. federal income tax purposes. Changes to Section 7874 of the Code, or the U.S. Treasury regulations promulgated thereunder, could affect the Combined Company’s status as a foreign corporation for U.S. federal income tax purposes. Any such changes could have prospective or retroactive application, and may apply even if enacted after the transaction is consummated. If the Combined Company were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantially greater U.S. income tax liability than currently contemplated as a non-U.S. corporation.

Specifically, if the Combined Company were to be treated as a U.S. corporation for U.S. federal income tax purposes, the Combined Company would be subject to U.S. corporate income tax on its worldwide income, and the income of its foreign subsidiaries would be subject to U.S. tax when repatriated or when deemed recognized under the U.S. tax rules for controlled foreign subsidiaries, including as a result of such subsidiaries having any investments in U.S. property (within the meaning of Section 956 of the Code) such as stock or debt obligations of U.S. affiliates. In such case, the Combined Company would be subject to substantially greater U.S. income tax liability than currently contemplated. Additionally, any restructurings of the Combined Company and its subsidiaries after the transaction that may be undertaken to rationalize the overall structure of the Combined Company may give rise to U.S. taxable gain. Moreover, in such case, a non-U.S. shareholder of the Combined Company would be subject to U.S. withholding tax on the gross amount of any dividends paid by the Combined Company to such shareholder.

Auxilium’s obligation to complete the Merger is subject to a condition that there shall have been no change in applicable law (whether or not such change in law is yet effective) with respect to Section 7874 of the Code (or any other U.S. tax law), or any official interpretations thereof as set forth in published guidance by the IRS (other than IRS News Releases) (whether or not such change in official interpretation is yet effective), and there having been no bills that would implement such a change which has been passed by the United States House of Representatives and the United States Senate and for which the time period for the President of the United States to sign or veto such bill has not yet elapsed, in each case prior to October 31, 2014, that, once effective, in the opinion of nationally recognized U.S. tax counsel, would cause the Combined Company to be treated as a U.S. corporation for U.S. federal income tax purposes. Accordingly, in the event of a change of tax law described in the previous paragraphs after October 31, 2014 but before the closing date of the Merger (other than as a result of a bill that has been passed by both houses of Congress prior to October 31, 2014), Auxilium would be required to complete the Merger even though the Combined Company would be treated as a domestic corporation for U.S. federal income tax purposes, which would adversely affect the expected benefits anticipated to result from the Merger.

Since Section 7874 of the Code was enacted, there have been various proposals to broaden the scope of Section 7874, including, most recently, (i) a provision in the Obama Administration’s 2015 budget proposals which, if enacted in its present form, would be effective for transactions completed after December 31, 2014, and (ii) proposals introduced by certain Democratic members of both Houses of Congress which, if enacted in their present form, would be effective retroactively to any transactions completed after May 8, 2014. Each proposal would, among other things, treat a foreign acquiring corporation as a U.S. corporation under Section 7874 of the Code if the former shareholders of the U.S. corporation own more than 50% of the shares of the foreign acquiring corporation after the transaction, or if the foreign corporation’s affiliated group has substantial business activities in the United States and the foreign corporation is primarily managed and controlled in the United States. These proposals, if enacted in their present form and made retroactively effective to transactions completed during the period in which the effective time of the Merger occurs, would cause the Combined Company to be treated as a U.S. corporation for U.S. federal income tax purposes.

The directors and executive officers of QLT have interests in the Merger that may be different from, or in addition to, those of other QLT shareholders, which could have influenced their decisions to support or approve the Merger.

In considering whether to approve the proposals at the meetings, QLT shareholders should recognize should recognize that the directors and executive officers of QLT have interests in the Merger that are in addition to their interests as shareholders of QLT. These interests include, among others, continued service as a director or an employee of the combined company and/or the accelerated vesting of certain equity awards or certain severance benefits. These interests, among others, may influence the directors and executive officers of QLT to support or approve the proposals at the QLT annual general and special meeting.

Auxilium may not be able to obtain consents from its existing lenders.

Under Auxilium’s existing senior secured credit facility, completion of the Merger would result in an event of default as a result of the Merger being deemed a change in control (as defined in the Credit Agreement as defined herein) and as a result of the delisting of Auxilium’s common stock from NASDAQ upon completion of the Merger, unless consent is obtained from the lenders thereunder representing a majority in principal amount of the outstanding term loans thereunder. Auxilium intends to seek to obtain the consents of its existing lenders in order to keep its current credit facility in place. There can be no assurance that Auxilium will be able to obtain the necessary consents to prevent the occurrence of an event of default under the existing credit facility. Further, there can be no assurance that any consent will contain terms that are the same as the existing credit facility, and it is possible that the existing credit facility terms will be amended to be less favorable, including, among other things, requiring a paydown of the principal amount of such indebtedness, increasing interest rates and imposing financial maintenance covenants. In the event that Auxilium is unable to obtain such consents or determines that the conditions imposed in order to obtain such consents are unfavorable, Auxilium may be required to obtain funds under its commitment letter for a $225 million loan facility with Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc., which Auxilium hopes will provide a sufficient amount of replacement financing, the terms of which may result in higher borrowing costs and less favorable terms to the Combined Company, including a lower initial principal amount of such indebtedness, increased interest rates and financial maintenance covenants.

Auxilium may not be able to obtain consents from the hedge counterparties to leave its call options and warrants outstanding, and the Combined Company may incur significant Canadian federal income tax as a result of any amendments made to, and the subsequent exercise or settlement of, the call options and warrants.

Completion of the Merger may give counterparties to the call options entered into in connection with Auxilium’s convertible notes the right to terminate those options. Furthermore, completion of the Merger may result in the termination of the warrants entered into concurrently with the entry into such call options. There can be no assurance that Auxilium will be able to obtain consents or amendments from the hedge counterparties such that the call options and warrants will remain outstanding following completion of the merger. In the event that such call options and warrants are terminated, the Combined Company would be subject to greater dilution as a result of the issuance of the convertible notes, and may lose certain U.S. federal income tax benefits associated with such instruments. Furthermore, any amendments made to, and the subsequent exercise or settlement of, the call options and warrants may result in Canadian federal income tax liabilities depending on the value of the Auxilium common stock and the Combined Company common shares at the relevant time. To the extent that the Combined Company incurs losses, such losses may be significant, and can affect the Combined Company’s cash position and financial results.

Lawsuits have been filed against Auxilium and QLT relating to the Merger and an adverse ruling in any such lawsuit may prevent the Merger from being completed.

Since the Merger was announced on June 26, 2014, Auxilium, Auxilium’s directors, QLT, HoldCo and AcquireCo have been named as defendants in purported stockholder class actions filed in the Court of Common Pleas, Chester County, Pennsylvania seeking to enjoin the proposed Merger on the grounds that the Board of Directors of Auxilium breached their fiduciary duties by approving a proposed transaction that purportedly does not reflect the true value of Auxilium. It is possible that additional lawsuits making similar or additional claims relating to the Merger may be brought. One of the conditions to the closing of the Merger is that no order (whether temporary, preliminary or permanent) shall be in effect that prevents or prohibits completion of the Merger. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the defendants from completing the Merger, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected time frame.

The failure to integrate successfully the businesses of Auxilium and QLT in the expected timeframe would adversely affect the Combined Company’s future results.

The Combined Company’s ability to successfully integrate the operations of QLT and Auxilium will depend, in part, on the Combined Company’s ability to realize the anticipated benefits and cost savings (including any potential reduction in the Combined Company’s effective tax rate) from the Merger. If the Combined Company is not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of the Combined Company’s common shares may be adversely affected. In addition, the integration of QLT’s and Auxilium’s respective businesses will be a complex, time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to Auxilium’s operations. It is possible that the integration process could result in the loss of key employees, the disruption of its ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect its ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Merger. Delays encountered in the integration process could have a material adverse effect on the Combined Company’s revenues, expenses, operating results and financial condition, including the value of its common shares.

Specifically, risks in integrating QLT’s and Auxilium’s operations in order to realize the anticipated benefits and cost savings of the Merger include, among other factors, the Combined Company’s inability to effectively:

•	coordinate standards, compliance programs, controls, procedures and policies, business cultures and compensation structures;
•	integrate and harmonize financial reporting and information technology systems of the two companies;
•	coordinate research and drug candidate development efforts to effectuate the Combined Company’s product development capabilities;
•	coordinate research and development activities to enhance the introduction of new drug development methodologies and drug discovery platforms to be pursued in connection with the Merger;
•	compete against companies already serving the broader market opportunities expected to be available to the Combined Company and its expanded product offerings;
•	manage Auxilium’s lack of experience in new markets;
•	transition all facilities to a common information technology and financial reporting and controls environment;
•	manage inefficiencies associated with integrating the operations of the companies;
•	identify and eliminate redundant or underperforming personnel, operations and assets;
•	manage the diversion of management’s attention from business matters to integration issues; and
•	control additional costs and expenses in connection with, and as a result of, the Merger.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than the companies expect and may take longer to achieve than anticipated. If the Combined Company is not able to adequately address these challenges, it may be unable to successfully integrate the operations of the business of QLT and Auxilium, or to realize the anticipated benefits and the Combined Company’s anticipated cost synergy savings of the integration. The anticipated benefits and cost savings assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and cost savings may not be as expected.

As a result of the Merger, the Combined Company will become a larger company than Auxilium and QLT, and the Combined Company’s business and corporate structure will become more complex. There can be no assurance that the Combined Company will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of the combined business and the Combined Company’s failure to successfully do so could have a material adverse effect on the Combined Company’s business, financial condition, results of operations and growth prospects. In addition, as a result of the Merger, the Combined Company’s financial statements and results of operations in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of the Combined Company’s future business operations.

The Combined Company’s future results will suffer if the combined company does not effectively manage its expanded operations.

The size of the Combined Company’s business will be larger than the size of each of Auxilium’s and QLT’s businesses today. The Combined Company’s future success depends, in part, upon its ability to manage this expanded business, which will pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. Auxilium and QLT cannot assure you that the Combined Company will be successful or that the Combined Company will realize the expected benefits currently anticipated from the Merger.

The Merger may not allow the Combined Company to maintain competitive global cash management and a competitive effective corporate tax rate.

We believe that the Merger will give the Combined Company the ability to maintain competitive global cash management and a competitive worldwide effective corporate tax rate. We cannot give any assurance as to what the Combined Company’s effective tax rate will be after the Merger, however, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where the Combined Company will operate and uncertainty regarding the level of net income that the Combined Company will earn in those jurisdictions in the future. The Combined Company’s actual effective tax rate may vary from this expectation and that variance may be material. Additionally, the tax laws of Canada and other jurisdictions could change in the future, and such changes could cause a material change in the Combined Company’s effective tax rate.

The Combined Company’s provision for income taxes will be based on certain estimates and assumptions made by management in consultation with its tax and other advisors. The Combined Company’s consolidated income tax rate will be affected by the amount of net income earned in its various operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. The Combined Company will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. The Combined Company will therefore make estimates and judgments based on its knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to its business, in determining its consolidated tax provision. For example, certain countries could seek to tax a greater share of income than will be provided for by the Combined Company. The final outcome of any audits of Auxilium and QLT by taxation authorities may differ from the estimates and assumptions the Combined Company may use in determining its consolidated tax provisions and accruals. This could result in a material adverse effect on the Combined Company’s consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.

The IRS may not agree with the conclusion that the Combined Company should be treated as a foreign corporation for U.S. federal tax purposes following the completion of the Merger.

A corporation is generally considered a tax resident in the jurisdiction of its organization or incorporation for U.S. federal income tax purposes. Because the Combined Company will be a British Columbia incorporated entity, it would generally be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Even so, the IRS may assert that the Combined Company should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Code.

Under Section 7874 of the Code, if the former shareholders of Auxilium hold 80% or more of the vote or value of the shares of the Combined Company by reason of holding stock in Auxilium (the “ownership test”), and the Combined Company’s expanded affiliated group after the transaction does not have substantial business activities in Canada relative to its worldwide activities (the “substantial business activities” test), the Combined Company would be treated as a U.S. corporation. Based on the rules for determining share ownership under Section 7874 of the Code, Auxilium stockholders will receive approximately 76% of the common shares of the Combined Company (by both vote and value) by reason of holding stock in Auxilium. Therefore, under current law, the Combined Company should not be treated as a U.S. corporation for U.S. federal income tax purposes.

The IRS may not agree with the position that the ownership test is satisfied. There is limited guidance regarding the application of Section 7874 of the Code, including with respect to the provisions regarding the application of the ownership test. In addition, as described in more detail in the risk factors above, new statutory or regulatory provisions under Section 7874 of the Code or otherwise could be enacted or promulgated that adversely affect the Combined Company’s status as a non-U.S. corporation for U.S. federal tax purposes, and any such provisions could have retroactive application.

Auxilium’s obligation to complete the Merger is subject to a condition that it receive an opinion from Skadden, dated as of the closing date and subject to certain qualifications and limitations set forth therein, to the effect that Section 7874 of the Code and the regulations promulgated thereunder should not apply in such a manner so as to cause the Combined Company to be treated as a U.S. corporation for U.S. federal income tax purposes from and after the completion of the Merger. However, an opinion of tax counsel is not binding on the IRS or a court. Therefore, the IRS could take a position contrary to Skadden’s Section 7874 opinion and a court could agree with the IRS in the event of litigation. Auxilium and QLT have agreed that Skadden’s Section 7874 opinion will be based only on the tax laws in effect on or before October 31, 2014. Accordingly, in the event of a change of tax law as described in the risk factor “Future potential changes to the tax laws could result in the Combined Company being treated as a U.S. Corporation for U.S. federal income tax purposes, and, if adopted prior to October 31, 2014, could jeopardize or delay the consummation of the Merger”, after October 31, 2014 but before the closing date of the Merger (other than as a result of bills that have been passed by both houses of Congress prior to October 31, 2014), Auxilium would be required to complete the Merger even though the Combined Company would be treated as a domestic corporation for U.S. federal income tax purposes.

As described in the risk factor “Future potential changes to the tax laws could result in the Combined Company being treated as a U.S. Corporation for U.S. federal income tax purposes, and, if adopted prior to October 31, 2014, could jeopardize or delay the consummation of the Merger”, if the Combined Company were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation.

The Combined Company’s tax position may be adversely affected by changes in tax law relating to multinational corporations, or increased scrutiny by tax authorities.

In addition to potential changes to Section 7874 of the Code, recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, limit the ability of foreign-owned corporations to deduct interest expense, and to make other changes in the taxation of multinational corporations.

Additionally, the U.S. Congress, government agencies in non-U.S. jurisdictions where the Combined Company and its affiliates will do business, and the Organization for Economic Co-operation and Development have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which the Combined Company and its affiliates do business could change on a prospective or retroactive basis, and any such changes could materially adversely affect the Combined Company.

Moreover, U.S. and international tax authorities may carefully scrutinize companies that have re-domiciled, such as the Combined Company, which may lead such authorities to assert that the Combined Company owes additional taxes.

The Combined Company may face potential limitations on the utilization of Auxilium’s (and its U.S. affiliates’) tax attributes following the completion of the transaction.

Following the acquisition of a U.S. corporation by a foreign corporation, Section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes (including net operating losses and certain tax credits) to offset U.S. taxable income resulting from certain transactions. We currently expect that, following the completion of the Merger, this limitation will apply and, as a result, the Combined Company and its U.S. affiliates could be limited in their ability to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions.

The Merger is expected to result in an ownership change for Auxilium under Section 382 of the Code, potentially limiting the use of Auxilium’s net operating loss carryforwards in future taxable years. In addition, Auxilium’s ability to use its net operating loss carryforwards may be further limited if taxable income does not reach sufficient levels.

As of December 31, 2013, Auxilium had approximately $135.9 million of net operating loss carryforwards available to reduce U.S. federal taxable income in future years. Under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. The Merger is expected to result in an ownership change under Section 382 of the Code for Auxilium, potentially limiting the use of Auxilium’s net operating loss carryforwards in future taxable years. These limitations may affect the timing of when these net operating loss carryforwards can be used which, in turn, may impact the timing of when cash is used to pay the taxes of Auxilium and have a negative impact on the Combined Company’s financial position and results of operations. In addition, Auxilium’s ability to use its net operating loss carryforwards will be dependent on its ability to generate taxable income. Some portion of the net operating loss carryforwards could expire before Auxilium generates sufficient taxable income.

The merger will result in a limitation on the use of QLT’s loss carryforwards for Canadian federal income tax purposes.

QLT will be subject to a “loss restriction event” (as defined in the Income Tax Act (Canada) (the “Tax Act”) as a result of the acquisition of QLT common shares by Auxilium stockholders under the Merger Agreement. For Canadian federal income tax purposes, the consequences of the loss restriction event will generally include the following: (a) QLT will be deemed to have a taxation year end immediately before the merger and a new fiscal period will then begin; (b) none of QLT’s “net capital losses” or, except as described below, “non-capital losses” (each as defined in the Tax Act) for taxation years ending before the Merger may be carried forward to offset income or gains arising in subsequent years; and (c) QLT’s non-capital losses from carrying on a business for taxation for years ending before the Merger will generally be deductible by QLT in subsequent years (subject to certain other limitations in the Tax Act) only to the extent of income from either (i) that same business or (ii) if properties were sold, leased, rented or developed or services rendered in the course of carrying on that business before the merger, any other business (a “similar business”) substantially all the income of which was derived from the sale, leasing, rental or development, as the case may be, of similar properties or the rendering of similar services. There can be no assurance that the Combined Company will be considered to carry on the same business or a “similar business” after the Merger for Canadian federal income tax purposes.

The parties may not be able to effect a retinoid transaction on acceptable terms.

Although Auxilium and QLT have been in negotiations with a third party for a potential retinoid transaction, there can be no assurance that any agreement for a retinoid transaction will be entered into, or, if it is entered into, that it will be consummated. Moreover, Auxilium has the right under the Merger Agreement to withhold its consent to any retinoid transaction that does not meet certain economic requirements as previously agreed between the parties. In the event that QLT does not complete a retinoid transaction at or immediately after the Merger effective time or if it completes such a transaction for proceeds of less than $25 million payable at or immediately after the Merger effective time, then the Equity Exchange Ratio will be increased. If Auxilium and QLT fail to consummate a retinoid transaction, they will not receive any cash consideration for the retinoid product and, for the retinoid product to have further value would require the Combined Company to expend cash and resources to continue development of the retinoid product or pursue another potential licensing transaction. Such failure to consummate a retinoid transaction and receive an upfront cash payment or such additional development expenditures could have an adverse effect on the Combined Company.

The market price of the Combined Company’s common shares after the Merger may be affected by factors different from those currently affecting the shares of QLT.

Upon completion of the Merger, holders of Auxilium common stock will become holders of QLT common shares. The businesses of Auxilium differ from those of QLT in important respects and, accordingly, the results of operations of the Combined Company and the market price of QLT’s common shares following the Merger may be affected by factors different from those currently affecting the independent results of operations of QLT.

The Combined Company is expected to incur substantial expenses related to the integration of Auxilium and QLT.

The Combined Company is expected to incur substantial expenses in connection with the Merger and the integration of Auxilium and QLT. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, research and development, marketing and benefits. In addition, the Combined Company will make a significant payment in respect of certain excise taxes to be incurred by Auxilium’s directors and executive officers. While Auxilium and QLT have assumed that a certain level of expenses will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in the Combined Company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

If goodwill or other intangible assets that the Combined Company records in connection with the Merger become impaired, the Combined Company could have to take significant charges against earnings.

In connection with the accounting for the Merger, the Combined Company expects to record a significant amount of goodwill and other intangible assets. Under U.S. GAAP, the Combined Company must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect the Combined Company’s results of operations and shareholders’ equity in future periods.

Auxilium, QLT and, subsequently, the Combined Company must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of the uncertainty regarding the Merger, and failure to do so could negatively affect the Combined Company.

For the Merger to be successful, during the period before the Merger is completed, both Auxilium and QLT must continue to retain, recruit and motivate executives and other key employees. The Combined Company also must be successful at retaining, recruiting and motivating key employees following the completion of the Merger. Experienced employees in the biopharmaceutical and biotechnology industries are in high demand and competition for their talents can be intense. Employees of both Auxilium and QLT may experience uncertainty about their future role with the Combined Company until, or even after, strategies with regard to the Combined Company are announced or executed. These potential distractions of the Merger may adversely affect the ability of Auxilium, QLT or the combined company to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure by Auxilium, QLT or the Combined Company to retain and motivate executives and other key employees during the period prior to or after the completion of the Merger could have an adverse impact on the business of Auxilium, QLT or the Combined Company.

The Merger is expected to cause significant dilution to the Combined Company’s earnings per share, which may negatively affect the market price of the Combined Company’s common shares.

Auxilium and QLT currently anticipate that the Merger will be dilutive to earnings per share of the Combined Company for the first three years after the Merger and accretive thereafter. This expectation is based on preliminary estimates, which may materially change. The Combined Company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the Merger. All of these factors could cause further dilution to the Combined Company’s earnings per share and cause a decrease in the market price of the Combined Company’s common shares.

The Combined Company will be obligated to repay the significant indebtedness incurred by Auxilium through the sale of Auxilium’s Convertible Senior Notes and under a credit agreement between Auxilium, Morgan Stanley Senior Funding, Inc., as administrative and collateral agent and the lenders from time to time party thereto, as amended (the ‘‘Credit Agreement’’) providing for a $225.0 million senior secured term loan and an additional uncommitted incremental facility not to exceed $50.0 million (collectively, the ‘‘Term Loan’’), and the combined company may incur additional indebtedness in the future. The indebtedness created by the sale of the notes, the Term Loan and any future indebtedness exposes the Combined Company to risks that could adversely affect its business, results of operations and financial condition.

Auxilium incurred $350.0 million of senior indebtedness in January 2013 when it sold $350.0 million aggregate principal amount of the Convertible Senior Notes. Auxilium incurred $225.0 million in senior secured term loans in connection with the acquisition of Actient in April 2013, which, pursuant to the Credit Agreement, will amortize at a rate of 5% per annum and has a final maturity date of April 26, 2017. Auxilium also incurred an additional $50.0 million in senior secured term loans in September 2013 under the Credit Agreement with the same amortization and maturity terms, raising the total principal amount of the Term Loan to $275.0 million. The Combined Company may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Such indebtedness could have significant negative consequences for the business, results of operations and financial condition of the Combined Company including:

•	increasing its vulnerability to adverse economic and industry conditions;

•	limiting its ability to obtain additional financing;

•	requiring the dedication of a substantial portion of cash flow from operations to service such indebtedness, thereby reducing the amount of cash flow available for other purposes;

•	limiting flexibility in planning for, or reacting to, changes in the business; and

•	placing the combined company at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

The Combined Company cannot assure shareholders that it will continue to maintain sufficient cash reserves or that the Combined Company’s business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on the Combined Company’s indebtedness, or that the Combined Company’s cash needs will not increase. If the Combined Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Combined Company fails to comply with the various requirements of the Convertible Senior Notes or the Credit Agreement, the Combined Company would be in default, which may permit the holders of the Convertible Senior Notes, the lenders under the Credit Agreement and holders of other indebtedness to accelerate the maturity of the Convertible Senior Notes, the Term Loan and such other indebtedness, as the case may be, and could cause defaults thereunder. Any acceleration of the Convertible Senior Notes, the Term Loan or any indebtedness which the Combined Company may incur in the future could have a material adverse effect on the business, results of operations and financial condition, including without limitation, the Combined Company’s liquidity and net working capital.

A portion of the consideration related to the sale of QLT’s Visudyne business and PPDS Technology in 2012 and 2013 in connection with QLT’s strategic restructuring is contingent upon the occurrence of certain milestones and other events. If QLT does not receive all or a material portion of these funds it may adversely impact the Combined Company’s financial condition and results of operations.

Under QLT’s asset purchase agreement with Valeant pursuant to which QLT sold its Visudyne business to Valeant, QLT is entitled to receive up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million for sales of Visudyne outside of the United States by Novartis and a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. Additionally, QLT is entitled to receive up to $5.0 million upon receipt of the registration required for the commercial sale of the Qcellus laser in the U.S. (the “Laser Earn-Out Payment”). On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and QLT has invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While QLT believes that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and QLT may have difficulty collecting the Laser Earn-Out Payment in full.

Under QLT’s asset purchase agreement with Mati, it is eligible to receive potential payments upon the satisfaction of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales.

With respect to Visudyne, as well as any future products resulting from the PPDS Technology, QLT’s success depends on the success of third parties to market these products. For example, under the Visudyne asset purchase agreement, the contingent consideration depends on the sales of Visudyne outside of the United States, which is the responsibility of Novartis. Consequently, a portion of QLT’s income depends on the efforts of Novartis to market and sell Visudyne outside the U.S. and on the efforts of Valeant to collect royalties due to it from Novartis. To the extent such third parties do not perform adequately, or do not comply with applicable laws or regulations in performing their obligations, QLT’s income may be adversely affected.

QLT’s receipt of contingent consideration may also be adversely affected by, among other things:

•	lower than expected Visudyne sales;

•	product manufacturing or supply interruptions or recalls;

•	the development of competitive products, including generics, by other companies that compete with Visudyne;

•	marketing or pricing actions by competitors or regulatory authorities;

•	changes in foreign exchange rates;

•	changes in the reimbursement or substitution policies of third-party payors;

•	changes in or withdrawal of regulatory approvals;

•	disputes relating to patents or other intellectual property rights;

•	the commercial efforts of Visudyne marketing licensees;

•	changes in laws or regulations that adversely affect the ability to market Visudyne;

•	decline in the commercial supply and technical support for laser light devices necessary to administer Visudyne therapy;

•	failure to receive the full Laser Earn-Out Payment related to the Qcellus laser, which is currently subject to a dispute with Valeant;

•	failure to develop and commercialize any new indications for Visudyne; and

•	failure or delay by Mati in obtaining regulatory approval and commercializing the products related to the PPDS Technology.

If QLT does not ultimately receive all or a material portion of the consideration provided for under the asset purchase agreements due to the risks noted above or for any other reason, QLT’s cash position will suffer.

QLT’s strategic restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt its operations, each of which could have a material adverse effect on QLT’s business.

In connection with QLT’s strategic restructuring, in 2012 QLT implemented a significant reduction in its work force, followed by additional reductions in 2013 and 2014. The cumulative cost of the restructuring to date is $19.6 million.

QLT may not realize in full the anticipated benefits, savings and improvements in its cost structure from its restructuring efforts due to unforeseen difficulties, delays, disruptions or unexpected costs. For example, the departure of several members of senior management from 2012 to 2014 may be disruptive to daily operating activities or the execution of short and long term corporate strategies; cost saving measures may distract remaining and new management from QLT’s remaining business; damage to QLT’s reputation or branding; or yield unanticipated consequences, such as attrition beyond planned workforce reductions, increased difficulties in day-to-day operations, deficiencies in internal controls, reduced employee productivity and deterioration of employee morale. QLT’s workforce reductions could also harm its ability to attract and retain qualified management, and scientific and other personnel who are critical to QLT’s business. Any failure to attract or retain key personnel, could result in unexpected delays in the development of QLT’s synthetic oral retinoid program, QLT091001, or could otherwise negatively impact QLT’s business. As a result, these factors may adversely impact QLT’s business and result of operations.

Although QLT believes it is necessary to reduce the cost of operations to improve performance, these initiatives may preclude QLT from taking actions or making investments that could improve its competitiveness over the longer term. QLT cannot guarantee that the cost reduction measures, or other measures taken in the future, will result in the expected cost savings, or that any cost savings will be unaccompanied by these or other unintended consequences.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)

Date: August 5, 2014	By:	/s/ Jeffrey Meckler
Jeffrey Meckler
Chairman, Executive Transition Committee
(Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 25, 2014, among QLT, Auxilium, HoldCo and AcquireCo (incorporated by reference to Exhibit 2.1 of QLT’s 8-K dated June 25, 2014 and filed with the Commission on June 26, 2014).

10.75	Letter Agreement between QLT and Sukhi Jagpal dated July 17, 2014 (incorporated by reference to Exhibit 10.75 of QLT’s 8-K dated July 17, 2014 and filed with the Commission on July 23, 2014).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”):

•   unaudited condensed consolidated balance sheets;

•   unaudited condensed consolidated statements of operations and comprehensive loss;

•   unaudited condensed consolidated statements of cash flows;

•   unaudited condensed consolidated statements of changes in shareholders’ equity; and

•   notes to unaudited condensed consolidated financial statements.

*	Filed herewith