Form 10-Q
period 2014-09-30
QLT INC/BC
filed 2014-10-28
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 21, 2014 the registrant had 51,185,922 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

ITEM		PAGE

	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and September 30, 2013	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2014 and September 30, 2013	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2014 and year ended December 31, 2013	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
4.	CONTROLS AND PROCEDURES	28

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS	29
1A.	RISK FACTORS	29
6.	EXHIBITS	30

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30, 2014	December 31, 2013
(In thousands of U.S. dollars except share amounts)

ASSETS

Current assets

Cash and cash equivalents	$137,828	$118,521

Accounts receivable, net of allowances for doubtful accounts (Notes 4)	4,440	4,590

Contingent consideration - current (Note 3)	—	36,582

Income taxes receivable	68	77

Deferred income tax assets - current	—	191

Prepaid and other assets	787	1,863

Total current assets	143,123	161,824

Property, plant and equipment	1,211	1,866

Deferred income tax assets - non-current	—	177

Total assets	144,334	163,867

LIABILITIES

Current liabilities

Accounts payable	$2,405	$2,609

Accrued liabilities (Note 5)	1,283	1,498

Accrued restructuring charges (Note 8)	—	130

Total current liabilities	3,688	4,237

Uncertain tax position liabilities	398	1,846

Total liabilities	4,086	6,083

SHAREHOLDERS’ EQUITY

Share capital (Note 7)

Authorized

500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series

Issued and outstanding

Common shares	$466,979	$466,229

September 30, 2014 – 51,185,922 shares

December 31, 2013 – 51,081,878 shares

Additional paid-in capital	97,590	95,844

Accumulated deficit	(527,290)	(507,258)

Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	140,248	157,784

Total shareholders’ equity and liabilities	$144,334	$163,867

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars except share and per share amounts)	2014	2013	2014	2013

Expenses

Research and development	$2,792	$5,243	$11,684	$13,715

Selling, general and administrative	2,388	1,676	8,642	5,568

Depreciation	222	230	680	717

Restructuring charges (Note 8)	—	354	744	1,847

	5,402	7,503	21,750	21,847

Operating loss	(5,402)	(7,503)	(21,750)	(21,847)

Investment and other (expenses) income

Net foreign exchange losses	—	(54)	(74)	(36)

Interest income	27	39	80	175

Fair value change in contingent consideration (Note 3)	—	71	1,466	1,904

Other	17	64	115	100

	44	120	1,587	2,143

Loss from continuing operations before income taxes	(5,358)	(7,383)	(20,163)	(19,704)

Recovery of (provision for) income taxes (Note 9)	432	(109)	194	(434)

Loss from continuing operations	(4,926)	(7,492)	(19,969)	(20,138)

(Loss) income from discontinued operations, net of income taxes (Note 10)	(6)	96	(63)	116

Net loss and comprehensive loss	(4,932)	$(7,396)	$(20,032)	$(20,022)

Basic and diluted net loss per common share (Note 12)

Continuing operations	$(0.10)	$(0.15)	$(0.39)	$(0.40)

Discontinued operations	(0.00)	0.00	(0.00)	0.00

Net loss per common share	$(0.10)	$(0.14)	$(0.39)	$(0.39)

Weighted average number of common shares outstanding (in thousands)

Basic and diluted	51,151	51,082	51,105	50,851

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2014	2013	2014	2013

Cash used in operating activities

Net loss and comprehensive loss	$(4,932)	$(7,396)	$(20,032)	$(20,022)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	222	230	680	717

Stock-based compensation and restricted stock based compensation	179	137	1,150	279

Unrealized foreign exchange losses	(11)	69	83	204

Deferred income taxes	(416)	108	(179)	566

Recovery on assets held for sale	—	(37)	—	(212)

Gain on sale of discontinued operations (Note 10)	—	—	—	(743)

Gain on sale of long-lived assets	—	(4)	—	(4)

Fair value change in contingent consideration (Note 3)	—	761	—	1,249

Changes in non-cash operating assets and liabilities

Accounts receivable	4	(47)	124	2,158

Prepaid and other assets	228	690	1,077	(264)

Accounts payable	(1,415)	486	(172)	(2,003)

Income taxes receivable / payable	—	204	9	146

Accrued liabilities	84	203	(181)	(1,158)

Accrued restructuring charges	—	(436)	(130)	(1,633)

	(6,057)	(5,032)	(17,571)	(20,720)

Cash provided by investing activities

Net proceeds from sale of long-lived assets	—	30	—	239

Net proceeds from sale of discontinued operations (Note 10)	—	7,502	—	8,252

Purchase of property, plant and equipment	—	(129)	(25)	(129)

Proceeds from contingent consideration (Note 3)	5,544	8,483	36,582	25,035

	5,544	15,886	36,557	33,397

Cash used in financing activities

Common shares repurchased, including fees	—	—	—	(14,079)

Cash distribution paid to common shareholders (Note 7)	—	—	—	(200,000)

Issuance of common shares	509	—	509	8,317

	509	—	509	(205,762)

Effect of exchange rate changes on cash and cash equivalents	(101)	52	(188)	(213)

Net increase (decrease) in cash and cash equivalents	(105)	10,906	19,307	(193,298)

Cash and cash equivalents, beginning of period	137,933	103,180	118,521	307,384

Cash and cash equivalents, end of period	$137,828	$114,086	$137,828	$114,086

Supplementary cash flow information:

Income taxes paid	$—	$—	$1	$1

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (1)	Total Shareholders’ Equity
	Shares	Amount

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at January 1, 2013	51,589,405	$471,712	$296,024	$(482,387)	$102,969	$388,318

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	1,183,952	9,978	(2,761)	—	—	7,217

Stock-based compensation	—	—	567	—	—	567

Restricted stock based compensation	—	—	32	—	—	32

Common share repurchase (Note 7(b))	(1,691,479)	(15,461)	1,982	—	—	(13,479)

Cash distribution to common shareholders at $3.92 per share (Note 7(a))	—	—	(200,000)	—	—	(200,000)

Net loss and comprehensive loss	—	—	—	(24,871)	—	(24,871)

Balance at December 31, 2013	51,081,878	$466,229	$95,844	$(507,258)	$102,969	$157,784

Stock-based compensation	—	$—	538	—	$—	538

Restricted stock compensation	—	—	14	—	$—	14

Net loss and comprehensive loss	—	$—		(6,462)	$—	(6,462)

Balance at March 31, 2014	51,081,878	466,229	96,396	(513,720)	102,969	$151,874

Stock-based compensation	—	—	404	—	—	404

Restricted stock compensation	—	—	15	—	—	15

Net loss and comprehensive loss	—	—	—	(8,638)	—	(8,638)

Balance at June 30, 2014	51,081,878	466,229	96,815	(522,358)	102,969	143,655

Exercise of stock options, for cash, at prices ranging from CAD $4.54 to CAD $5.38 per share	104,044	750	(241)	—	—	509

Uncertain tax position liability recovery (Note 9)			837			837

Stock-based compensation	—	—	165	—	—	165

Restricted stock compensation	—	—	14	—	—	14

Net loss and comprehensive loss	—	—	—	$(4,932)	—	(4,932)

Balance at September 30, 2014	51,185,922	466,979	97,590	(527,290)	102,969	140,248

(1)

At September 30, 2014 our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments resulting from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Throughout this Quarterly Report on Form 10-Q (this “Report”), the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, QLT Plug Delivery, Inc., QLT Therapeutics, Inc. and QLT Ophthalmics, Inc., unless stated otherwise.

Business

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. Our core operations currently consist of clinical development programs dedicated to the development of our synthetic retinoid, QLT091001, for the treatment of certain age-related and inherited retinal diseases.

In parallel with our continued development efforts on QLT091001, in November 2013 we announced that we commenced a review of strategic alternatives for the Company and engaged Credit Suisse to act as our financial advisor.

On June 25, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). On October 8, 2014, the Merger Agreement terminated after Auxilum delivered a notice of termination to QLT informing QLT that Auxilum’s board of directors had reviewed an offer from Endo International plc to acquire all of the issued and outstanding shares of Auxilium (the “Endo Proposal”) and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. In accordance the termination provisions of the Merger Agreement, Auxilum paid QLT a termination fee of $28.4 million on October 9, 2014. For more information, refer to Note 2 – Terminated Merger Transaction with Auxilum.

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position at September 30, 2014, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates include but are not limited to accounts receivable valuation provisions, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

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

Recently Adopted Accounting Standards

No new accounting standards were adopted during the three months ended September 30, 2014.

Recently Issued Accounting Standards

In May 2014, FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers. This update removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605 - Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This update also supersedes some cost guidance included in Subtopic 605-35 - Revenue Recognition – Construction-Type and Production-Type Contracts. ASU No. 2014-09 is effective for public entities with reporting periods beginning after December 15, 2016. Early adoption is not permitted. Based on management’s current assessment, ASU No. 2014-09 is not expected to impact QLT’s consolidated financial statements.

On August 27, 2014, FASB issued ASU 2014-15 – Presentation of Financial Statements – Going Concern – Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern. The new guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The update also provides guidance on when and how reporting entities should disclose going concern uncertainties in their financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Management does not expect ASU 2014-15 to significantly impact QLT’s consolidated financial statements.

2.	TERMINATED MERGER TRANSACTION WITH AUXILIUM

On June 25, 2014, the Company entered into the Merger Agreement among QLT, Auxilium, HoldCo, and AcquireCo. The Merger Agreement contemplated a business combination, through a stock transaction, whereby AcquireCo would be merged with and into Auxilium; AcquireCo’s corporate existence would then subsequently cease; and Auxilium would continue as the surviving corporation (the “Merger”). On the date of the closing of the Merger, Auxilium would have become an indirect wholly owned subsidiary of QLT (the “Combined Company”) and Auxilium stockholders would have received common shares representing approximately 76% of the Combined Company, subject to certain adjustments.

On October 8, 2014, the Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc to acquire all of the issued and outstanding shares of Auxilium (the “Endo Proposal”) and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, we paid Credit Suisse a fee of $5.7 million in connection with the termination of the Merger Agreement.

During the three and nine months ended September 30, 2014, QLT incurred consulting and transaction fees of $1.2 million and $4.4 million, respectively, in connection with our review and pursuit of strategic alternatives, including the Merger Agreement with Auxilium. These transaction fees have been reflected as part of the Selling, General and Administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

3.	CONTINGENT CONSIDERATION

Related to the Sale of QLT USA, Inc.

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”) to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement with Tolmar dated October 1, 2009 (the “2009 Stock Purchase Agreement”), we received $20.0 million on closing, $10.0 million on October 1, 2010 and were entitled to certain consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada (the “Sanofi License”), and the license with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe (the “Astellas License”). In accordance with the terms of the 2009 Stock Purchase Agreement, we were entitled to these payments until the earlier of our receipt of $200.0 million of such royalties or October 1, 2024. As at September 30, 2014 the $200.0 million of such consideration has been collected in full and no further amounts are outstanding.

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

During the three months ended September 30, 2014, we received the final $5.5 million (three months ended September 30, 2013 – $9.3 million) of remaining contingent consideration owing under the 2009 Stock Purchase Agreement. The $5.5 million of proceeds have been reflected as cash provided by investing activities in the condensed consolidated statements of cash flows for the three months ended September 30, 2014 (three months ended September 30, 2013 – $8.5 million) and no fair value changes were recorded during the period. However, during the three months ended September 30, 2013, $0.8 million of the proceeds collected were recognized as a fair value increase in contingent consideration on the condensed consolidated statement of operations and comprehensive loss and therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the condensed consolidated statements of cash flows.

During the nine months ended September 30, 2014, proceeds received from the collection of the remaining contingent consideration, including the Sanofi Prepayment, totaled $38.1 million (nine months ended September 30, 2013 – $28.2 million). Approximately $36.6 million of these proceeds have been reflected as cash provided by investing activities in the condensed consolidated statements of cash flows (nine months ended September 30, 2013 – $25.0 million). The remaining $1.5 million of proceeds (nine months ended September 30, 2013 – $3.2 million) was recognized as the fair value increase in contingent consideration on the condensed consolidated statement of operations and comprehensive loss and therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the condensed consolidated statements of cash flows.

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

As at September 30, 2014, the $5.0 million Laser Earn-Out Payment is recorded in accounts receivable on our condensed consolidated balance sheet net of $1.0 million of estimated collection costs to account for the increased uncertainty related to collection risk. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil.

The above contingent consideration payments related to the sale of QLT USA and our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested businesses. See Note 10 — Discontinued Operations and Note 11 — Financial Instruments and Concentration of Credit Risk.

4.	ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	September 30, 2014	December 31, 2013

Accounts receivable - Laser Earn-Out Payment (a)	4,000	4,000

Accounts receivable - Other	440	590

	$4,440	$4,590

(a)

Accounts receivable relates to a milestone payment owing from Valeant related to the receipt of the PMA supplement for the Qcellus laser from the U.S. FDA on September 26, 2013. Refer to Note 3 – Contingent Consideration and Note 10 – Discontinued Operations for more information.

5.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2014	December 31, 2013

Compensation	$868	$1,211

Directors’ Deferred Share Units compensation (“DSU”)	390	265

Other	25	22

	$1,283	$1,498

6.	FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility (as amended, the “Facility”) with HSBC Bank of Canada for the sole purpose of entering into foreign exchange contracts. The Facility allows us to enter into maximum of $12.5 million in forward foreign exchange contracts for terms up to one month and a maximum of $10.0 million for spot foreign exchange contracts.

The Facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At September 30, 2014 and December 31, 2013, no collateral was pledged as security for this facility given that we did not have any foreign exchange transactions outstanding.

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

On October 2, 2012, we commenced a normal course issuer bid to repurchase up to 3,438,683 of our common shares, which represented 10% of our public float as of September 26, 2012. All purchases were affected in the open market through the facilities of the NASDAQ Stock Market in accordance with all applicable regulatory requirements. During the year ended December 31, 2013, we repurchased 1,691,479 (year ended December 31, 2012 – 1,747,204) common shares under the terms of this bid at a cost of $13.5 million, which represents an average price of $7.97 per common share (year ended December 31, 2012 – $13.7 million at an average price of $7.84 per common share). The bid was completed on March 12, 2013. We retired all of these shares as they were acquired. In connection with this retirement, we recorded an increase in additional paid-in capital of $2.0 million in 2013 (year ended December 31, 2012 – $2.4 million).

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

We use the Black-Scholes option pricing model to estimate the value of the options at each grant date. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our stock options. There were no stock options granted during the three and nine months ended September 30, 2014 and 2013.

The impact on our results of operations of recording stock-based compensation for the three and nine months ended September 30, 2014 and September 30, 2013 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2014	2013	2014	2013

Research and development	$98	$77	$682	$171

Selling, general and administrative	67	45	425	90

Discontinued operations	—	—	—	3

Stock-based compensation expense before income taxes	165	122	1,107	264

Related income tax benefits	—	—	—	—

Stock-based compensation, net of income taxes	$165	$122	$1,107	$264

As at September 30, 2014, 688,072 stock options were exercisable (December 31, 2013 – 257,332) and 586,816 stock options were unvested (December 31, 2013 – 1,150,197). As at September 30, 2014, the total estimated unrecognized compensation cost related to unvested stock options and the expected weighted average periods over which such costs are expected to be recognized is as follows:

September 30, 2014

Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$1,256

Expected weighted average period of recognition of compensation cost (in months)	36

Expected remaining weighted average period of compensation cost to be recognized (in years)	1.75

We issue new common shares upon exercise of stock options. During the three and nine months ended September 30, 2014, 104,044 stock options were exercised (three months ended September 30, 2013 – nil; nine months ended September 30, 2013 – 1,183,952). The intrinsic values associated with these stock options and the related cash received during the respective periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2014	2013	2014	2013

Intrinsic value of stock options exercised	$53	$—	$53	$2,142

Cash from exercise of stock options	556	—	556	7,217

(d)	Deferred Share Units

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

The impact on our results of operations of recording DSU compensation expense for the three and nine months ended September 30, 2014 and September 30, 2013 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2014	2013	2014	2013

Research and development	$(10)	$22	$43	$33

Selling, general and administrative	(16)	37	102	56

Deferred share unit compensation expense	$(26)	$59	$145	$89

No cash payments were made under the DSU Plan during the three and nine months ended September 30, 2014 and September 30, 2013.

As at September 30, 2014, 85,556 DSUs were vested (December 31, 2013 – 47,056) and 68,444 DSUs were unvested (December 31, 2013 – 106,944).

(e)	Restricted Stock Units

RSUs vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

The impact on our results of operations of recording RSU compensation expense for the three and nine months ended September 30, 2014 and September 30, 2013 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2014	2013	2014	2013

Research and development	$5	$6	$16	$6

Selling, general and administrative	9	9	27	9

Restricted stock unit compensation expense	$14	$15	$43	$15

As at September 30, 2014, nil RSUs were vested (December 31, 2013 – nil) and 42,000 RSUs were unvested (December 31, 2013 – 42,000). In addition, the total estimated unrecognized compensation cost related to RSUs was $0.1 million (December 31, 2013 – $0.2 million) and the weighted average period over which such costs are expected to be recognized is 1.79 years (December 31, 2013 – 2.54 years).

8.	RESTRUCTURING CHARGE

In July 2012 we restructured our operations in order to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees were affected by the restructuring. Severance and support provisions were made to assist these employees with outplacement. During the three and nine months ended September 30, 2014, we recorded charges of nil and $ 0.7 million (three months ended September 30, 2013 – $0.4 million, nine months ended September 30, 2013 - $1.8 million), respectively, related to this restructuring. The cumulative cost of the restructuring to date is $19.6 million (December 31, 2013 – $18.9 million).

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

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Asset Write-downs	Contract Termination Costs(2)	Other	Total

Balance at January 1, 2013	$1,354	$—	$579	$—	$1,933

Restructuring charge	1,542	—	266	223	2,031

Cash payments	(2,880)	—	(942)	(223)	(4,045)

Discontinued operations	114	(304)	97	—	(93)

Non-cash portion		304	—	—	304

Balance at December 31, 2013	130	—	—	—	130

Restructuring charge	494	—	78	—	572

Foreign exchange	(5)	—	—	—	(5)

Cash payments	(9)	—	(78)	—	(87)

Balance at March 31, 2014	610	—	—	—	610

Restructuring charge	172	—	—	—	172

Cash payments	(782)	—	—	—	(782)

Balance at June 30, 2014	$—	$—	$—	$—	$—

Balance at September 30, 2014	$—	$—	$—	$—	$—

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space and certain property, plant and equipment.

9.	INCOME TAXES

As at September 30, 2014, our provision for uncertain tax positions was $0.4 million compared to $1.8 million as at December 31, 2013. The $1.4 million decrease was primarily due to the expiration of the statute of limitations applicable to certain tax positions taken on uncertain tax matters in prior years. During the three months ended September 30, 2014, this change in our provision for uncertain tax positions resulted in a $0.8 million balance sheet reclassification adjustment to additional-paid-in capital and a $0.4 million income tax recovery related to the reversal of the associated interest that was previously accrued. During the three months ended September 30, 2013, the provision for income taxes was $0.1 million, which primarily related to interest accrued on uncertain tax positions at that time. The provisions in both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

During the nine months ended September 30, 2014, we recognized an income tax recovery of $0.2 million which consisted of the $0.4 million income tax recovery described above offset by the tax impact of gains from fair value changes in our previous Eligard related contingent consideration asset and interest accrued on uncertain tax positions at that time. During the nine months ended September 30, 2013, the $0.4 million provision for income taxes primarily related to the gains from fair value changes in our previous Eligard related contingent consideration asset. The provisions for both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

During the nine months ended September 30, 2014, our net deferred tax asset was reduced to nil as a result of the collection of all outstanding amounts related to our previous Eligard related contingent consideration asset and no further fair value changes being recorded. Refer to Note 3 — Contingent Consideration for more information.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and nine months ended September 30, 2014 and September 30, 2013.

10.	DISCONTINUED OPERATIONS

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to the Valeant Agreement. Under the terms of the Valeant Agreement, we received a payment of $112.5 million at closing and are also eligible to receive certain other contingent consideration, which is described under Note 3 — Contingent Consideration.

On April 3, 2013, we completed the sale of our PPDS Technology to Mati pursuant to the terms of an asset purchase agreement (the “Mati Agreement”). On December 24, 2012, we entered into an exclusive option agreement with Mati, under which we granted Mati a 90-day option to acquire assets related to our PPDS technology in exchange for $0.5 million. Upon receipt of this payment, we recorded it as deferred income and recognized the $0.5 million rateably into income over the 90- day option term in accordance with our obligation to maintain the related intellectual property during that period. In accordance with the terms of the Mati Agreement, we received an additional payment of approximately $0.8 million upon closing. Under the Mati Agreement, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. Under the terms of the Mati Agreement, we do not have any significant ongoing involvement in the operations or cash flows related to the PPDS Technology other than minor transition services which we agreed to provide. The activities related to transition services were complete as at September 30, 2013.

The operating results related to our PPDS Technology and Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars)	2014	2013	2014	2013

Recovery on assets held for sale (1)	—	37	—	212

Operating pre-tax loss	(6)	83	(63)	(391)

Gain on sale of discontinued operations (2)	—	—	—	743

Pre-tax (loss) income	(6)	83	(63)	352

Provision for income taxes	—	13	—	(236)

Net (loss) income from discontinued operations	$(6)	$96	$(63)	$116

(1)	Relates to recoveries on equipment that was previously written down in connection with the sale of our PPDS Technology to Mati.

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

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As at September 30, 2014
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$137,828	$—	$—	$137,828

Accounts receivable - Laser Earn-Out Payment (1)	—	—	4,000	4,000

Total	$137,828	$—	$4,000	$141,828

	As at December 31, 2013
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$118,521	$—	$—	$118,521

Accounts receivable - Laser Earn-Out Payment (1)	—	—	4,000	$4,000

Contingent consideration(2)	—	—	36,582	$36,582

Total	$118,521	$—	$40,582	$159,103

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

The following table represents a reconciliation of our contingent consideration assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA	Related to Sale of Visudyne	Total

Balance at January 1, 2013	$71,195	$5,214	$76,409

Transfer to Accounts Receivable	—	(3,956)	(3,956)

Settlements	(38,693)	—	(38,693)

Fair value change in contingent consideration	4,080	(1,258)	2,822

Balance at December 31, 2013	36,582	—	36,582

Transfer to Accounts Receivable	(9,989)	—	(9,989)

Settlements	(28,059)	—	(28,059)

Fair value change in contingent consideration	1,466	—	1,466

Balance at March 31, 2014	—	—	—

Balance at June 30, 2014	—	—	—

Balance at September 30, 2014	$—	$—	$—

As at September 30, 2014 and December 31, 2013 we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents, accounts receivable and contingent consideration. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

12.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net (loss) income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands of U.S. dollars, except share and per share data)	2014	2013	2014	2013

Numerator:

Loss from continuing operations	$(4,926)	$(7,492)	$(19,969)	$(20,138)

Income from discontinued operations, net of income taxes	(6)	96	(63)	116

Net loss	$(4,932)	$(7,396)	$(20,032)	$(20,022)

Denominator: (thousands)

Weighted average common shares outstanding	51,151	51,082	51,105	50,851

Basic and diluted net loss per common share

Continuing operations	$(0.10)	$(0.15)	$(0.39)	$(0.40)

Discontinued operations	(0.00)	0.00	(0.00)	0.00

Net loss per common share	$(0.10)	$(0.14)	$(0.39)	$(0.39)

For the three and nine months ended September 30, 2014, 1,274,888 stock options and 42,000 RSUs (three and nine months ended September 30, 2013—1,074,348 stock options and nil RSUs) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

13.	SUBSEQUENT EVENTS

Termination Fees

As described in Note 2 – Terminated Merger Transaction with Auxilium, on October 8, 2014 the Merger Agreement terminated after Auxilum delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had determined that the Endo Proposal was a superior proposal under the terms of the Merger Agreement. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014 Auxilum paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, we paid Credit Suisse a fee of $5.7 million in connection the termination of the Merger Agreement. Given that these fees were triggered by the termination of the Merger Agreement which occurred on October 8, 2014, they have not been recognized on the September 30, 2014 consolidated balance sheet but will be accounted for in the fourth quarter of 2014.

Appointment of Interim Chief Executive Officer

On October 23, 2014, Dr. Geoffrey F. Cox, a current director of QLT, was appointed Interim Chief Executive Officer and the Executive Transition Committee of the Board of Directors was concurrently disbanded. The Executive Transition Committee was formed on August 2, 2012 to perform the function of the Chief Executive Officer while the board of directors explored strategic alternatives and determined the resources and management necessary to pursue such options.

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

All of the following amounts are expressed in U.S. dollars unless otherwise indicated.

Note regarding Trademarks

The following words used in this Report are trademarks:

•	Eligard® is a registered trademark of Tolmar Therapeutics, Inc.

•	Visudyne® is a registered trademark of Novartis AG.

•	Qcellus™ is a trademark of Valeant Pharmaceuticals International, Inc.

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

Over the course of 2013 and 2014, the Company met with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials. We also conducted a Phase IIa trial of QLT091001 for the treatment of impaired dark adaptation (IDA) to investigate the safety and efficacy of the drug in a larger patient population.

Terminated Merger Transaction with Auxilium Pharmaceuticals, Inc.

In parallel with our continued development efforts on QLT091001, in November 2013 we announced that we commenced a review of strategic alternatives for the Company and engaged Credit Suisse to act as our financial advisor.

On June 25, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). The Merger Agreement contemplated a business combination, through a stock transaction, whereby AcquireCo would be merged with and into Auxilium; AcquireCo’s corporate existence would then subsequently cease; and Auxilium would continue as the surviving corporation (the “Merger”). On the date of the closing of the Merger, Auxilium would have become an indirect wholly owned subsidiary of QLT (the “Combined Company”) and Auxilium stockholders would have received common shares representing approximately 76% of the Combined Company, subject to certain adjustments.

On October 8, 2014, the Merger Agreement terminated after Auxilum delivered a notice of termination to QLT informing QLT that Auxilum’s board of directors had reviewed an offer from Endo International plc to acquire all of the issued and outstanding shares of Auxilium (the “Endo Proposal”) and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, we paid Credit Suisse a fee of $5.7 million in connection with the termination of the Merger Agreement.

During the three and nine months ended September 30, 2014, QLT incurred consulting and transaction fees of $1.2 million and $4.4 million, respectively. These transaction fees have been reflected as part of the Selling, General and Administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

In light of the termination of the Merger Agreement, we have re-engaged in the assessment of the Company’s strategic options.

Appointment of Interim Chief Executive Officer

On October 23, 2014, Dr. Geoffrey F. Cox, a current director of QLT, was appointed Interim Chief Executive Officer and the Executive Transition Committee of the Board of Directors was concurrently disbanded. The Executive Transition Committee was formed on August 2, 2012 to perform the function of the Chief Executive Officer while the board of directors explored strategic alternatives and determined the resources and management necessary to pursue such options.

Sales of Assets and Discontinued Operations

Eligard®

On October 1, 2009, we divested the Eligard line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement dated October 1, 2009 (the “2009 Stock Purchase Agreement”), were entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada (the “Sanofi License”), and the license with MediGene Aktiengesellschaft, which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe (the “Astellas License”). We were entitled to these quarterly payments until the earlier of our receipt of $200.0 million or October 1, 2024. As at September 30, 2014 the $200.0 million of such consideration has been collected in full and no further amounts are outstanding.

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

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. QLT is currently evaluating QLT091001 for the treatment of Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Results from QLT’s initial Phase Ib clinical proof-of-concept study in patients with LCA and RP were reported for the 14 subject cohort of LCA patients in 2011 and for the 18 subject cohort of early-onset RP patients in March 2012. QLT also reported positive results from the Phase Ib retreatment study in these subjects on September 12, 2014.

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in lecithin:retinol acyltransferase (“LRAT”) or retinal pigment epithelium protein 65 (“RPE65”) genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. The FDA has also formally acknowledged that the orphan drug designations granted by the FDA on QLT091001 for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) also cover QLT091001 for the treatment of Inherited Retinal Disease caused by LRAT or RPE65 mutations (“IRD”), including severe early childhood onset retinal dystrophy (“SECORD”), which disease/condition QLT believes subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP. On July 30, 2014, the EMA also formally acknowledged that a therapeutic indication of QLT091001 for the treatment of patients with Inherited Retinal Disease, who have been phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT, would fall under the orphan drug designations of treatment of LCA and treatment of RP. The drug has also been granted two Fast Track designations by the FDA for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes. QLT continues to further evaluate its development plans, including trial designs, indication and protocol requirements to advance the orphan drug program.

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

Study in RP subjects with autosomal dominant RPE65 mutation. RP is genetically heterogeneous and can be inherited in an autosomal recessive (AR), autosomal dominant (AD), or X-linked manner, with rare digenic and mitochondrial forms. Previously, all reported mutations in RPE65 were associated with recessive RP or LCA. Recently, however, a dominant-acting mutation in RPE65 was reported. In order to investigate the safety, tolerability and efficacy of oral QLT091001 as a novel treatment for RP subjects with an autosomal dominant mutation in RPE65, an open-label, Phase 1b, proof-of-concept study was initiated. This study evaluates the safety and treatment effects of a single course (once-daily for seven days) of oral 40 mg/m2 QLT091001 in five RP subjects with an autosomal dominant mutation in RPE65. Dosing of subjects has been completed and analysis is ongoing. We expect that an analysis of the data from the trial will be completed in the fourth quarter of 2014.

QLT091001 for the treatment of Impaired Dark Adaptation. In late 2013, we initiated a Phase IIa proof-of-concept randomized, multi-center, parallel-group, placebo-controlled trial of QLT091001 in adult subjects with Impaired Dark Adaptation (“IDA”), a condition that results in decreased ability to recover visual sensitivity in the dark after exposure to bright lights. The trial is designed to evaluate the safety profile and effects of QLT091001 on impaired dark adaptation time, glare recovery time and low luminance low contrast best corrected visual acuity. Subject dosing and follow-up has been completed. We expect that an analysis of the data from the trial will be completed in the fourth quarter of 2014.

RESULTS OF OPERATIONS

The following table sets out our net losses from operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars, except per share data)	2014	2013	2014	2013

Net loss and comprehensive loss	$(4,932)	$(7,396)	$(20,032)	$(20,022)

Basic and diluted net loss per common share	$(0.10)	$(0.14)	$(0.39)	$(0.39)

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

During the three months ended September 30, 2014, research and development (“R&D”) expenditures from continuing operations were $2.8 million compared to $5.2 million for the same period in 2013. The $2.4 million (47%) decrease was primarily due to higher costs incurred in 2013 related to certain toxicity studies, which commenced in the second half of 2013, and our LCA and RP Phase Ib retreatment study, which was substantially completed in 2013. The period-over-period decrease in R&D expenditures was further positively affected by savings realized in 2014 related to the continuing impact of our 2012 workforce reduction and other restructuring activities.

During the nine months ended September 30, 2014, R&D expenditures were $11.7 million compared to $13.7 million for the same period in 2013. The $2.0 million (15%) decrease was primarily due to higher costs incurred in 2013 related to our LCA and RP Phase Ib retreatment study, which was substantially completed in 2013, and savings realized in 2014 related to the continuing impact of our 2012 workforce reduction and other restructuring activities. These R&D expenditure decreases were partially offset by higher costs incurred in 2014 related to our IDA study, preparatory activities for the QLT091001 proposed pivotal trial, the toxicity studies mentioned above, and higher stock based compensation expense associated with certain stock options granted in July and November of 2013 for incentive and retention purposes.

Selling, General and Administrative Expenses

During the three months ended September 30, 2014, selling, general and administrative (“SG&A”), expenditures were $2.4 million compared to $1.7 million for the same period in 2013. The net $0.7 million increase (43%) in SG&A expenses was primarily due to $1.2 million of consulting and transaction fees incurred in connection the proposed Merger with Auxilium described above. These costs were partially offset by net overall savings realized in 2014 related to the continuing impact of our 2012 workforce reduction and other restructuring activities.

During the nine months ended September 30, 2014, SG&A expenditures were $8.6 million compared to $5.6 million for the same period in 2013. The $3.1 million (55%) increase was primarily due to $4.4 million of consulting and transaction fees incurred in connection with the evaluation of strategic alternatives and contemplated Merger with Auxilium described above as well as higher stock based compensation expense associated with stock options granted in 2013 for incentive and retention purposes. These costs were partially offset by net overall savings realized in 2014 related to our 2012 workforce reduction and other restructuring activities.

Restructuring Charges

During the three and nine months ended September 30, 2014, we recorded restructuring charges of nil and $0.7 million, respectively. These restructuring charges primarily relate to severance and termination benefits recorded in connection with the May 31, 2014 termination of our former Senior Vice President of Business Development and Commercial Operations, Alexander R. Lussow. The cumulative total cost of Dr. Lussow’s severance and termination benefits was $0.8 million, which was fully paid out on May 30, 2014.

During the three and nine months ended September 30, 2013, we recorded restructuring charges of $0.4 million and $1.8 million, respectively. These restructuring charges included severance and termination benefits and contract termination costs related to our ongoing 2012 restructuring activities.

Investment and Other Income

Net Foreign Exchange Gains (Losses)

For the three and nine months ended September 30, 2014 and 2013, net foreign exchange losses comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Change in Contingent Consideration

During the three months ended September 30, 2014 and September 30, 2013, the fair value change in contingent consideration was nil and $0.1 million, respectively. These fair value gains diminished to nil given that the final amount of Eligard related contingent consideration was collected in August 2014 and no further amounts remain outstanding as at September 30, 2014.

During the nine months ended September 30, 2014 and September 30, 2013, we recorded fair value gains of $1.5 million and $1.9 million, respectively, in connection with our Eligard related contingent consideration. The $0.4 million decrease in these fair value gains is primarily due to the impact of cash collected during the period, which decreased the balance of future expected cash flows owed to us. For more detailed information, refer to the discussion under the Sales of Assets and Discontinued Operations – Eligard section above.

Income Taxes

As at September 30, 2014, our provision for uncertain tax positions was $0.4 million compared to $1.8 million as at December 31, 2013. The $1.4 million decrease was primarily due to the expiration of the statute of limitations applicable to certain tax positions taken on uncertain tax matters in prior years. During the three months ended September 30, 2014, this change in our provision for uncertain tax positions resulted in a $0.8 million balance sheet reclassification adjustment to additional-paid-in capital and a $0.4 million income tax recovery related to the reversal of the associated interest that was previously accrued. During the three months ended September 30, 2013, the provision for income taxes was $0.1 million, which primarily related to interest accrued on uncertain tax positions at that time. The provisions in both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

During the nine months ended September 30, 2014, we recognized an income tax recovery of $0.2 million which consisted of the $0.4 million income tax recovery described above offset by the tax impact of gains from fair value changes in our previous Eligard related contingent consideration asset and interest accrued on uncertain tax positions at that time. During the nine months ended September 30, 2013, the $0.4 million provision for income taxes primarily related to the gains from fair value changes in our previous Eligard related contingent consideration asset. The provisions for both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

During the nine months ended September 30, 2014, our net deferred tax asset was reduced to nil as a result of the collection of all outstanding amounts related to our previous Eligard related contingent consideration asset and no further fair value changes being recorded. Refer to Note 3 — Contingent Consideration for more information.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and nine months ended September 30, 2014 and September 30, 2013.

As of September 30, 2014, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

As at September 30, 2014, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, restructuring and change in control obligations, and future consulting and advisory fees we expect to incur in connection with the exploration of strategic alternatives.

However, factors that may affect our future capital availability or requirements may include: expenses incurred in connection with the exploration and pursuit future financial and/or strategic alternatives, returns of capital to shareholders, including future share repurchases; the status of competitors and their intellectual property rights; levels of future sales of Visudyne and receipt of certain earn-out payments and future contingent consideration under the Valeant Agreement; levels of any future payments under the Mati Agreement; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

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

Cash Used in Operating Activities

During the three months ended September 30, 2014, we used $6.1 million of cash in operations compared to $5.0 million for the same period in 2013. The $1.1 million negative cash flow variance was primarily attributable to the following:

•	Cash outflows of $2.7 million associated with consulting and transaction fees paid during the period in connection the proposed Merger with Auxilium;

•	A negative operating cash flow variance from a $1.1 million decrease in other income;

•	A positive operating cash flow variance of $1.9 million from lower operational spending; and

•	A positive operating cash flow variance of $0.8 million from lower spending on restructuring costs.

During the nine months ended September 30, 2014, we used $17.6 million of cash in operations compared to $20.7 million for the same period in 2013. The $3.1 million positive cash flow variance was primarily attributable to the following:

•	A positive operating cash flow variance from lower operational spending of $6.2 million related to the continuing savings from our 2012 restructuring initiatives;

•	A positive operating cash flow variance of $2.6 million from lower spending on restructuring costs;

•	Cash outflows of $4.0 million associated with consulting and transaction fees paid during the period in connection the proposed Merger with Auxilium; and

•	A negative operating cash flow variance from a $1.7 million decrease in other income.

Cash Provided by Investing Activities

During the three and nine months ended September 30, 2014, cash flows provided by investing activities consisted of Eligard related contingent consideration of $5.5 million and $36.6 million, respectively (see the Sale of Assets and Discontinued Operations—Eligard section above for additional information).

During the three months ended September 30, 2013, cash flows provided by investing activities primarily consisted of $8.5 million of Eligard related contingent consideration; $7.5 million of proceeds, related to our 2012 sale of Visudyne, which was released to us on September 26, 2013 from an escrow account; and $0.1 million spent on capital expenditures.

During the nine months ended September 30, 2013, cash flows used in investing activities consisted of $25.0 million of Eligard related contingent consideration, $7.5 million of proceeds released from escrow as described above; $0.7 million of proceeds related to the sale of our PPDS Technology; and $0.2 million of proceeds from the sale of certain assets and property, plant and equipment, that was previously designated as held-for-sale.

As discussed under the Terminated Merger Transaction with Auxilium Pharmaceuticals, Inc. note, on October 9, 2014, QLT received a termination fee of $28.4 million from Auxilium in connection with termination of the Merger Agreement. The $28.4 million termination fee will be accounted for in the fourth quarter of 2014.

Cash Used in Financing Activities

During the three and nine months ended September 30, 2014, cash flows from financing activities consisted of $0.5 million of proceeds received in connection with the issuance of common shares for stock options exercised.

During the three months ended September 30, 2013, there were no cash flows from financing activities. During the nine months ended September 30, 2013, cash flows used in financing activities included the $200.0 million Cash Distribution to shareholders and $14.1 million of cash used to repurchase common shares, including share repurchase costs. These cash outflows were partially offset by $8.3 million of cash received in connection with the issuance of common shares for stock options exercised.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2014, we had $137.8 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 14 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at September 30, 2014, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At September 30, 2014, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

As of September 30, 2014, our material contractual obligations consist of our clinical and development agreements. We currently have a two year operating lease commitment, which commenced on September 1, 2013, for approximately 20,000 square feet of office and laboratory space.

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

As of October 21, 2014, there were 51,185,922 common shares issued and outstanding, which totaled $467.0 million in share capital. As of October 21, 2014, we had 1,274,888 stock options outstanding of which 716,763 were exercisable at a weighted average exercise price of CAD $5.14 per share. Each stock option is exercisable for one common share. As of October 21, 2014, we had 42,000 RSUs outstanding, none of which are vested. Upon vesting, each RSU represents the right to receive one common share of the Company. As of October 21, 2014, we had 154,000 deferred stock units outstanding of which 89,833 are vested. The cash value of the deferred stock units outstanding as at October 21, 2014 is $0.6 million.

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

The following factors, among others, including those described under Item 1 A. Risk Factors in our 2013 Annual Report, as amended in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (the “Q2 2014 Quarterly Report”) and in Item 1 A. Risk Factors in Part II of this Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our continued pursuit of strategic alternatives, or our decision to discontinue such pursuit, and the uncertainty of whether we will be successful in our efforts;

•	unanticipated negative effects of our strategic restructuring in 2012, including our significant reduction in workforce and disposition of our Visudyne business and PPDS Technology;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials including the anticipated timing to commence future clinical trials of QLT091001;

•	the anticipated timing of regulatory submissions for product candidates;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates;

•	our ability to successfully develop and commercialize our synthetic retinoid program;

•	whether we pursue or obtain a potential partnering agreement for our synthetic retinoid program;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to obtain and maintain, orphan drug designations for our synthetic retinoid;

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

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer. Our Interim Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting is designed with the objective of providing reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

No change was made to our internal controls over financial reporting during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our 2013 Annual Report and as amended in our Q2 2014 Quarterly Report and in this Report.

ITEM 1A.	RISK FACTORS

Other than the updates to the risk factors below concerning our current operations, management believes that there have been no material changes to the Company’s risk factors as reported in Item 1A of our 2013 Annual Report as amended in our Q2 2014 Quarterly Report.

The risks described below and in our 2013 Annual Report, as amended in our Q2 2014 Quarterly Report, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

We are exploring and evaluating strategic alternatives for the Company and there can be no assurance that we will be successful in identifying a strategic alternative, that such strategic alternative will yield additional value for stockholders or that the process will not have an adverse impact on our business.

In November 2013, we announced the initiation of a review of strategic alternatives, which could result in, among other things, a sale of the Company, a merger, consolidation, business combination or a disposition of all or a substantial portion of our assets in one or more transactions. However, there can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. For example, while we were paid a termination fee of $28.4 million upon the termination of the Merger Agreement by Auxilium, we expended substantial time, expenses and management and other personnel resources on the transaction.

As a result of the termination of the Merger Agreement with Auxilium, we have re-engaged in the review of strategic options available to us. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake a transaction that allows our shareholders to realize an increase in the value of their stock or provide any guidance on the timing of such action, if any. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

We believe that we may be deemed a passive foreign investment company for the taxable year ended December 31, 2014, which could result in adverse United States federal income tax consequences to U.S. Holders and may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

Based on the price of our common shares and the composition of our assets, we believe that we may be deemed a “passive foreign investment company” (“PFIC”) for United States federal income tax purposes for the taxable year ended December 31, 2014. We believe that we may be deemed a PFIC for the taxable years ended December 31, 2008 through 2013, and we may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. If we were a PFIC for any taxable year during a U.S. Holder’s holding period for our common shares, certain adverse United States federal income tax consequences could apply to such U.S. Holder, as that term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents – U.S. Federal Income Tax Information – U.S. Holders in this Report, including on a return of capital to such U.S. Holders. In addition, our PFIC status may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)

Date: October 28, 2014	By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox
Interim Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2014	By:	/s/ Sukhi Jagpal
Sukhi Jagpal
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.1	*	Employment Agreement between QLT Inc. and Geoffrey F. Cox dated October 23, 2014

10.2	*	Form of employee stock option grant to Geoffrey F. Cox

31.1	*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	*	Section 1350 Certification of the Chief Executive Officer.

32.2	*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”):

•   unaudited condensed consolidated balance sheets;

•   unaudited condensed consolidated statements of operations and comprehensive loss;

•   unaudited condensed consolidated statements of cash flows;

•   unaudited condensed consolidated statements of changes in shareholders’ equity; and

•   notes to unaudited condensed consolidated financial statements.

*	Filed herewith