Form 10-K
period 2014-12-31
QLT INC/BC
filed 2015-02-26
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $6.18, as reported on the NASDAQ Stock Market) was approximately U.S. $315,686,006.

As of February 18, 2015 the registrant had 51,255,700 outstanding common shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Company’s definitive proxy statement (to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2014) for its annual meeting of shareholders, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Note regarding references to QLT

Throughout this Annual Report on Form 10-K (this “Report”), the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and our wholly owned subsidiaries, QLT Plug Delivery, Inc., QLT Therapeutics, Inc. and QLT Ophthalmics, Inc., unless stated otherwise.

Note regarding Currency and Accounting Standards

All dollar amounts in this Report are denominated in U.S. dollars, except where otherwise stated. The audited consolidated financial statements in this Report were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Note regarding Exchange Rates

The table below shows relevant exchange rates which approximate the noon buying rates in New York City as reported by the Federal Reserve Bank of New York for cable transfers expressed in Canadian dollars for the five most recent fiscal years of the Company.

	2014	2013	2012	2011	2010

High	$1.1644	$1.0697	$1.0417	$1.0605	$1.0776

Low	1.0612	0.9839	0.9710	0.9448	0.9960

Average	1.1043	1.0300	0.9995	0.9887	1.0298

Period End	1.1601	1.0637	0.9958	1.0168	1.0009

Note regarding Trademarks

The following words used in this Report are trademarks:

•	Aczone® is a registered trademark of Allergan, Inc.

•	Atrigel® is a registered trademark of TOLMAR Therapeutics, Inc.

•	Eligard® is a registered trademark of TOLMAR Therapeutics, Inc.

•	Qcellus™ is a trademark of Valeant Pharmaceuticals International, Inc.

•	Visudyne® is a registered trademark of Novartis AG

Any words used in this Report that are trademarks but are not referred to above are the property of their respective owners.

QLT INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2014

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

In connection with the restructuring, following the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, on August 2, 2012, the Board formed an Executive Transition Committee to perform the function of the Chief Executive Officer on an interim basis while the Board determined the resources and management necessary to pursue the Company’s new strategy. On October 23, 2014, Dr. Geoffrey F. Cox, a director of QLT, was appointed Interim Chief Executive Officer and the Executive Transaction Committee was concurrently disbanded. Following the resignation of Sukhi Jagpal as Chief Financial Officer, effective on January 26, 2015, Glen Ibbott was appointed Interim Chief Financial Officer of QLT.

Over the course of 2013 and 2014, the Company met with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials. We also conducted a Phase IIa trial of QLT091001 for the treatment of impaired dark adaptation (“IDA”) to investigate the safety and efficacy of the drug in a larger patient population.

In parallel with our continued development efforts on QLT091001, in November 2013 we commenced a review of strategic alternatives for the Company and engaged Credit Suisse Securities (USA) LLC (“Credit Suisse”) to act as our financial advisor.

Terminated Merger Transaction with Auxilium Pharmaceuticals, Inc.

Following our review of strategic alternatives, on June 25, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). The Merger Agreement contemplated a business combination, through a stock transaction, whereby AcquireCo would be merged with and into Auxilium; AcquireCo’s corporate existence would then subsequently cease; and Auxilium would continue as the surviving corporation (the “Merger”). On the date of the closing of the Merger, Auxilium would have become an indirect wholly owned subsidiary of QLT (the “Combined Company”) and Auxilium stockholders would have received common shares representing approximately 76% of the Combined Company, subject to certain adjustments.

On October 8, 2014, the Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc to acquire all of the issued and outstanding shares of Auxilium (the “Endo Proposal”) and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, we paid Credit Suisse a fee of $5.7 million (the “Breakup Fee”) in connection with the termination of the Merger Agreement. The financial advisory services agreement with Credit Suisse was subsequently terminated.

During the year ended December 31, 2014, QLT incurred consulting and transaction fees of $10.2 million in connection with the Merger Agreement with Auxilium. The $10.2 million of transaction fees, which includes the $5.7 million Breakup Fee discussed above, has been reflected in Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

In December 2014 we engaged Greenhill & Co., LLC (“Greenhill”) to act as our financial advisor as our Board of Directors commenced a re-assessment of the Company’s strategic options.

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

Sales of Assets and Discontinued Operations

Visudyne®

Until September 2012, our product portfolio included Visudyne®, which is a photosensitizer that we co-developed with Novartis Pharma AG (“Novartis”) for the treatment of wet age-related macular degeneration, the leading cause of blindness in people over the age of 50 in North America and Europe. On September 21, 2012, we entered into an asset purchase agreement with Valeant (“the Valeant Agreement”) pursuant to which we sold to Valeant all of the Company’s assets relating to Visudyne, our Qcellus™ laser and certain other photodynamic therapy intellectual property, for an upfront payment of $112.5 million, contingent payments up to $20.0 million, and a royalty on net sales of new indications for Visudyne, if any should be approved. We are entitled to the contingent payments upon the achievement of certain milestones, including: (i) $5.0 million if receipt of the registration required for commercial sale of the Qcellus laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015 and nil if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”), and (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million received by Valeant under the PDT Product Development, Manufacturing and Distribution Agreement (“PDT Agreement”) with Novartis, which we transferred to Valeant in connection with the sale, or from other third-party sales of Visudyne outside of the United States.

For 2013 and 2014, we did not receive any contingent consideration related to the Laser Earn-Out Payment, annual net royalties payable to Valeant in respect of the sale of Visudyne outside of the United States, or royalties for any new indications for Visudyne. On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While we believe that the $5.0 million Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full.

We expect to receive at least some portion of the contingent consideration under the Valeant Agreement in the next several years, however, our receipt of the contingent consideration is dependent on the favorable resolution of the dispute with Valeant regarding receipt of the Laser Registration, sales of Visudyne by Novartis and other third parties outside the U.S., and the approval of new indications of Visudyne, each of which is dependent on a number of factors beyond our control and subject to risk. See Item 1A. Risk Factors.

In connection with the sale of our Visudyne business, we entered into a transition services agreement with Valeant, pursuant to which we provided transition services to Valeant concerning most of the aspects of the Visudyne and Qcellus laser business. In the third quarter of 2013, we completed all of our transition services under our transition services agreement with Valeant.

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

Eligard®

Our product portfolio also previously included the Eligard line of products approved for the palliative treatment of advanced prostate cancer. Eligard incorporates a luteinizing hormone-releasing hormone agonist, known as leuprolide acetate, with the Atrigel® drug delivery system. On October 1, 2009, we divested the Eligard® line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we were entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (the “Sanofi License”) for the commercial marketing of Eligard in the U.S. and Canada, and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (the “Astellas License”), for the commercial marketing of Eligard in Europe. In accordance with the terms of the stock purchase agreement, we were entitled to these payments until the earlier of (i) our receipt of $200.0 million of such payments or (ii) October 1, 2024.

Effective March 17, 2014, QLT entered into a consent and amendment agreement (the “Consent and Amendment Agreement”) to the stock purchase agreement with Tolmar, under which Tolmar obtained our consent to consummate certain transactions that would affect the Sanofi License described above. Pursuant to the terms of the Consent and Amendment Agreement, in exchange for our consent, we received $17.0 million on March 17, 2014 as pre-payment and full satisfaction of the remaining contingent consideration owing with respect to potential royalties under the Sanofi License. Among other things, Tolmar and its parent corporation, Dodley International Ltd, also guaranteed payment of the remaining contingent consideration owing under the stock purchase agreement with respect to the Astellas License on or before November 30, 2014.

As at December 31, 2014, the $200.0 million of contingent consideration owing under the stock purchase agreement has been collected in full and no further amounts are outstanding.

Research and Development

Our research and development efforts are currently focused solely on QLT091001.

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently developing QLT091001 for the treatment of Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Results from our initial Phase Ib clinical proof-of-concept study in patients with LCA and RP due to inherited deficiencies of retinal pigment epithelium protein 65 (“RPE65”) (autosomal recessive) or lecithin:retinol acyltransferase (“LRAT”) were reported for the 14 LCA patients in 2011 and for the 18 early-onset RP patients in March 2012. Our Phase 1b retreatment study in these patients was completed and we reported positive results from the retreatment study on September 12, 2014. We have also conducted a Phase 1b study in 5 RP patients with autosomal dominant mutation in RPE65. See Our Products In Development – QLT091001 – Synthetic Retinoid Program below.

Over the course of 2013 and 2014, the Company met with the FDA and the EMA, including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials. Following meetings with the FDA and EMA, in 2014 we amended and finalized our proposed pivotal trial protocol to test the safety and efficacy of QLT091001 in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by RPE65 or LRAT gene mutations (“Inherited Retinal Disease” or “IRD”), which disease/condition we believe subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP.

In an effort to potentially accelerate the commercial availability of QLT091001 as a treatment option, we are currently exploring with the EMA a submission of a Marketing Authorization Application (“MAA”) in 2016 for conditional approval of QLT091001 for the treatment of Inherited Retinal Disease based on the existing clinical data. Advisory meetings with certain European regulatory authorities are scheduled for early 2015. The outcome of these meetings will determine whether we proceed to submit a Marketing Authorization Application for conditional approval with the EMA and decisions concerning the timing of commencement of a pivotal trial. See Our Products In Development – QLT091001 – Synthetic Retinoid Program below.

QLT091001 has received orphan drug designations from the FDA and the EMA for the treatment of certain indications currently under evaluation. See Our Products In Development – QLT091001 – Synthetic Retinoid Program below.

Given the ultra orphan nature of LCA and RP, we have been working toward establishing a central patient registry either independently or in conjunction with one or more third parties to identify and characterize patient status and then follow disease progression to track the natural history of the disease.

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

In May 2011, the United States Patent and Trademark Office issued Patent No. 7,951,841, a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 27, 2027, including the period of patent term adjustment. Outside of the U.S., counterpart patents and patent applications to U.S. Patent No. 7,951,841 with varying scope of protection are pending or have been granted, including European Patent No. 1765322 which was granted on November 6, 2013. All of the national patents in the European jurisdictions where European Patent No. 1765322 is validated will be set to expire in 2025.

QLT091001 for the treatment of Impaired Dark Adaptation (IDA). In late 2013, we initiated a Phase IIa proof-of-concept randomized, multi-center, parallel-group, placebo-controlled trial of QLT091001 in adult patients with Impaired Dark Adaptation (IDA), a condition that results in decreased ability to recover visual sensitivity in the dark after exposure to bright lights. The trial evaluated the safety profile and effects of QLT091001 on impaired dark adaptation time, glare recovery time and low luminance low contrast best corrected visual acuity in 43 patients. The study has been completed and results were reported on December 5, 2014. See Our Products in Development – QLT091001 – Synthetic Retinoid Program below.

Our Products in Development

We commit significant resources to research and development of our current product candidate, QLT091001. QLT091001 is an orally administered synthetic retinoid replacement for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The following table sets forth the stage of development of our technology:

Product/Indication	Status/Development Stage

QLT091001

Leber Congenital Amaurosis (LCA) and Retinitis Pigmentosa (RP)	Phase Ib study completed in 2012. Phase Ib retreatment study completed in 2014.

Retinitis Pigmentosa (RP) with autosomal dominant mutation in RPE65	Phase Ib study completed in 2014.

Impaired Dark Adaptation (IDA)	Phase IIa study completed in 2014.

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

Initial Target Indications (Orphan Program)

Inherited Retinal Disease (Leber Congenital Amaurosis and Retinitis Pigmentosa). LCA and RP are inherited, progressive, retinal degenerative diseases that arise from genetic mutations of enzymes or proteins required in the biochemistry of vision. LCA is characterized by abnormalities such as roving eye movements and sensitivity to light, and manifests in severe vision loss from birth. Both rod and cone photoreceptors are affected in LCA. Eye examinations of infants with LCA reveal normal appearing retinas; however, low level of retinal activity, measured by electroretinography, indicates very little visual function. RP is a set of hereditary retinal diseases demonstrating clinical features similar to LCA. RP is also characterized by degeneration of rod and cone photoreceptors, but it presents with a more variable loss of vision in late childhood to adulthood. Deficits in dark adaptation and peripheral vision are particular hallmarks of RP. LCA and RP diseases result from genetic mutations, including retinal pigment epithelium protein 65 (RPE65) or lecithin retinol acyltransferase (LRAT), which result in an inadequate production of 11-cis-retinal, an essential component of the visual retinoid cycle. QLT091001 is a replacement therapy for 11-cis retinal.

The clinical characteristics and progression of disease in LCA and RP overlap as do some of their genetic causes. At least seven of the known LCA disease genes, including LRAT and RPE65, have also been linked to the clinical appearance of RP. Despite disease heterogeneity and terminology, there is an overlap in the genetic mechanisms underlying some forms of LCA and RP such as those caused by LRAT and RPE65 mutations where 11-cis-retinal production is either severely or completely compromised. RP is the most common inherited retinal disease, and is generally the diagnosis given to patients who begin to lose vision after the first decade of life, whereas the diagnosis of LCA is given to patients who have central vision loss soon after birth. There is no universally accepted diagnostic term for patients with characteristics in between; clinicians have considered such cases as either LCA or severe RP. As a result of these factors, we have classified both LCA and RP due to inherited deficiency of RPE65 and LRAT as Inherited Retinal Disease (IRD).

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. These designations provide market exclusivity in the applicable jurisdiction after a product is approved for 10 years (possibly subject to reduction) in the EU and seven years in the U.S. Orphan drug designation in the EU can also provide an additional two years of market exclusivity for pediatric orphan drug designated drug products. The FDA has also formally acknowledged that the orphan drug designations granted by the FDA on QLT091001 for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) also cover QLT091001 for the treatment of Inherited Retinal Disease caused by LRAT or RPE65 mutations, including SECORD, which disease/condition QLT believes subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP. The EMA also formally acknowledged that a therapeutic indication of QLT091001 for the treatment of patients with Inherited Retinal Disease, who have been phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT, would fall under the orphan drug designations of treatment of LCA and treatment of RP.

QLT091001 has also been granted two Fast Track designations by the FDA for the treatment of the LRAT and RPE65 genetic mutations in both LCA and autosomal recessive RP. The FDA’s Fast Track is a process designed to facilitate the development and expedite the review of drugs that are intended for the treatment of serious diseases and fill an unmet medical need. See Government Regulation – Orphan Drug Regulation and Government Regulation – Fast Track Designations below.

Current Treatment. There are no FDA or EMA approved therapeutic treatments for LCA or RP.

Potential Patient Populations. Given the very low prevalence in these ultra-orphan diseases, there is limited epidemiological data available to determine definitively the potential patient population for treatment with QLT091001. According to epidemiological estimates, LCA affects approximately one in 81,000 newborns worldwide, of which approximately 10% carry the inherited deficiencies of either RPE65 or LRAT. Based on market research, we estimate the treatment-eligible LCA patient population for QLT091001 at 1,000 to 2,000 patients worldwide. RP is currently estimated to affect at least 300,000 individuals worldwide, of which approximately 20% – 30% are autosomal recessive (arRP). It is currently estimated that less than 3% of autosomal recessive RP patients carry the inherited deficiencies of either RPE65 or LRAT. Thus, the potential treatment-eligible RP patient population for QLT091001 is currently estimated to be 2,000 to 3,000 patients worldwide. Further recent epidemiological data estimate the total treatment-eligible LCA and RP due to inherited deficiencies in RPE65 or LRAT patient population for QLT091001 at 2,400 patients in the U.S. and certain major European markets.

LCA and RP Phase Ib Single Course of Treatment Study. We have completed a Phase Ib multi-center, open-label clinical proof-of-concept trial to evaluate the safety profile and effects of a single seven-day course of treatment with QLT091001 on various parameters of retinal function and quality of life in patients with LCA and autosomal recessive RP due to inherited mutations in RPE65 or LRAT. In the study, LCA and RP patients received daily oral doses of QLT091001 for seven days with post-treatment follow-up at regular intervals for as long as visual function or subjective improvements were observed or until the patient was enrolled in our retreatment study (see below).

The study evaluated changes in several visual function parameters, including best-corrected visual acuity (“VA”) and visual field (“VF”) over the duration of the treatment and post-treatment follow-up. Visual acuity measures the acuteness or clearness of an individual’s central vision, expressed in the study as number of letters or number of lines read on a visual acuity eye chart. Visual field measures an individual’s entire scope or width of (central + peripheral) vision, expressed in the study as retinal areas. Peripheral vision is important in day-to-day mobility, whereas central vision reflects the ability to read and do fine vision work. Various medical conditions such as LCA, RP and glaucoma are characterized by debilitating loss of visual field. Positive results from our Phase Ib clinical proof-of-concept study were reported for the 14 LCA patients in May and October 2011 and for the 18 early-onset RP patients in March 2012.

LCA and RP Phase Ib Retreatment Study. We have completed a Phase Ib multi-center, open-label clinical trial of repeated treatments of QLT091001 in patients with LCA and autosomal recessive RP due to inherited mutations in RPE65 or LRAT. In this study, patients that were treated with a single course of QLT091001 in our previously completed Phase Ib clinical trial received up to three 7-day courses of QLT091001 to assess visual outcomes and safety following retreatment. Visual field (VF) was assessed using Goldmann Visual Field (GVF) and visual acuity (VA) was assessed using best-corrected visual acuity (BCVA) at baseline and days 7, 14, 30 and 60 after each treatment course, then bimonthly until the next treatment course. Patients received treatment with QLT091001 at doses of 10, 40 or 60 mg/m2, with the majority of patients receiving 40 mg/m2. Retreatment was initially determined based on established retreatment criteria or at Investigator discretion. This was later amended to allow retreatment to occur as early as 30 days but no later than 60 days after a previous treatment course to maintain dosing within a fixed interval. For these reasons, the time between each treatment course in this trial varied between patients for each course and also varied between courses for each patient (1-13 months). There was also a wide range in time (7-32 months) per patient that elapsed between the single course treatment in the previously completed Phase Ib trial and treatment in this trial.

Results of the Phase 1b retreatment study reported on September 12, 2014 showed clinically meaningful improvements in VF and VA. Nineteen of 27 patients (70%) had an increase in VF retinal area from baseline of ≥ 20% in at least 1 eye at 2 consecutive visits within 6 months from the start of any QLT091001 treatment course. In addition, 70% of patients had an increase in VA from baseline of ≥ 5 letters in at least 1 eye at 2 consecutive visits within 6 months from the start of any QLT091001 treatment course. The percentage of VF and VA responders identified by disease and mutation is summarized below. Over the course of the entire study spanning multiple treatment courses, these responses were durable, with the visual field response lasting an average of 235 days (min-max = 7 - 742 days), and the visual acuity response lasting an average of 232 days (min-max = 7 - 616 days).

Table: Results for Visual Field and Visual Acuity Responders

	N	Visual Field Responders[a] Number (%) of Patients	Visual Acuity Responders[b] Number (%) of Patients

All Patients	27	19 (70%)	19 (70%)

All LCA	13	7 (54%)	10 (77%)

All RP	14	12 (86%)	9 (64%)

All RPE65	15	11 (73%)	8 (53%)

All LRAT	12	8 (67%)	11 (92%)

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

Study in RP patients with autosomal dominant RPE65 mutation. RP is genetically heterogeneous and can be inherited in an autosomal recessive (AR), autosomal dominant (AD), or X-linked manner, with rare digenic and mitochondrial forms. Previously, all reported mutations in RPE65 were associated with recessive RP or LCA. Recently, however, a dominant-acting mutation in RPE65 was reported. This form of RP is rare and has a milder disease presentation than the autosomal recessive form. In order to investigate the safety, tolerability and efficacy of oral QLT091001 as a novel treatment for RP patients with an autosomal dominant mutation in RPE65, an open-label, Phase 1b, proof-of-concept study was conducted. The study evaluated the safety and treatment effects of a single course (once-daily for seven days) of oral 40 mg/m2 QLT091001 in five RP patients with an autosomal dominant mutation in RPE65. Visual field (VF) was assessed using Goldmann Visual Field (GVF) and visual acuity (VA) was assessed using best-corrected visual acuity (BCVA) at baseline and days 7, 14, 30 and 60 after treatment, then bimonthly for up to 12 months. Three of 5 patients (60%) had an increase in VF retinal area from baseline of ≥ 20% in at least 1 eye at 2 consecutive visits within 6 months from the start of QLT091001 treatment. In addition, 60% of patients had an increase in VA from baseline of ≥ 5 letters in at least 1 eye at 2 consecutive visits within 6 months from the start of QLT091001 treatment. Four of 5 patients (80%) showed a response to study treatment based on either an increase in retinal area of the primary isopter of at least 20% or an increase in BCVA of at least 5 letters in at least 1 eye at 2 consecutive visits within 6 months of treatment. No serious adverse events were reported in the trial and adverse events reported were consistent with the retinoid class of medications and were transient and/or reversible. The trial suggests that QLT091001 can improve visual function in patients with autosomal dominant RP due to RPE65 mutations with a safety profile similar to that seen in the IRD01 Phase 1b clinical trials in LCA and RP patients (IRD) with autosomal recessive mutations in RPE65 or LRAT.

Orphan Program Development Status. Our development team, led by Dr. Sushanta Mallick, met with the FDA and EMA over the course of 2013 and 2014, including an end-of-Phase II meeting with the FDA, which discussed proposed pivotal trial design, indication, protocol requirements and development plans. Following meetings with the FDA and EMA, in 2014 we amended and finalized our proposed pivotal trial protocol to test the safety and efficacy of QLT091001 in subjects with Inherited Retinal Disease (IRD).

In an effort to accelerate the commercial availability of QLT091001 as a treatment option, we are currently exploring with the EMA a submission of a Marketing Authorization Application (MAA) in 2016 for conditional approval of QLT091001 for the treatment of Inherited Retinal Disease based on the existing clinical data. Advisory meetings with certain European regulatory authorities are scheduled for early 2015. The outcome of these meetings will determine whether we proceed to submit a Marketing Authorization Application for conditional approval with the EMA and decisions concerning the timing of commencement of a pivotal trial. Conditional approval, if granted, would be made subject to specified conditions, including among other things, that we complete and have favorable safety and efficacy data from additional studies, including one or more pivotal trials of QLT091001 for IRD. See Government Regulation – EU Regulation – Approval of Medicinal Products and Item 1A. Risk Factors.

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

IDA in this population causes symptomatic difficulties for functioning in dim light, especially after exposure to bright ambient light, and can hamper daily living activities such as driving, mobility and workplace tasks. Impaired mobility, in the form of falling, is one of the most common problems of old age. IDA is not a disease but a condition that can arise as a result of a number of pathologic or physiologic factors. Improving this condition has the potential to not only improve a patient’s quality of life but also delay the development of degenerative retinal conditions with more severe visual outcomes.

Current Treatment. There are currently no approved treatments for improving IDA.

IDA Phase IIa Proof-of-Concept Study. In late 2013, we initiated a Phase IIa proof-of-concept randomized, multi-center, parallel-group, placebo-controlled study of QLT091001 in adult (age 60 or older) patients with IDA or impaired LLLC BCVA in at least one eye and having no known ophthalmic pathologies to explain their condition other than early age-related macular degeneration (AMD). The trial, designed to evaluate the safety profile and effects of QLT091001 on impaired dark adaptation time, glare recovery time and LLLC BCVA, was completed and results were reported on December 5, 2014. Forty-three patients were randomized to receive placebo or one of two different doses (10 or 40 mg/m2) of QLT091001 once per week for three consecutive weeks with one additional dose the day after the third dose, with 4 weeks of follow-up. Patients treated with QLT091001 showed trends to improvement in dark adaptation time and glare recovery time relative to patients treated with placebo. There was no clear treatment effect on LLLC BCVA using the protocol and procedures of the study. QLT091001 treatment had an acceptable safety profile and was well-tolerated.

Manufacturing

As a result of the sale of Visudyne, our only commercial product, to Valeant in September 2012, we no longer contract with third parties to manufacture and supply any commercial products. Pursuant to the transition services agreement we entered into with Valeant in connection with the sale of Visudyne, we manufactured a small number of prototype Qcellus lasers for use in connection with obtaining regulatory approval of such laser during 2013. We have since completed all of our obligations under the transition services agreement.

In connection with our development of QLT091001, we utilize a small number of third party contractors to manufacture and supply certain materials, active pharmaceutical ingredient and drug product and expect to continue to do so for our commercial needs.

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

Financial Information about Segments and Geographic Areas

We operate in one segment and the geographic information required herein is contained in Note 17 – Segment Information in the Notes to the Consolidated Financial Statements and is incorporated by reference herein.

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

QLT091001 – Synthetic Retinoid

Pursuant to our co-development agreement with Retinagenix, we have an exclusive, worldwide sub-license to patents and patent applications relating to various synthetic retinoids and uses thereof, including in the treatment of LCA and RP. These patents and patent applications are owned by the University of Washington, which has licensed the patents and patent applications to Retinagenix, and are sub-licensed to us by Retinagenix. On May 31, 2011, the United States Patent and Trademark Office issued Patent No. 7,951,841, a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 7, 2027, including the period of patent term adjustment. This patent is owned by the University of Washington and is exclusively sub-licensed to us through our co-development agreement with Retinagenix. Outside of the U.S., counterpart foreign patents and patent applications to U.S. Patent No. 7,951,841, with varying scope of protection, are pending or have been granted, including European Patent No. 1765322 which was granted on November 6, 2013. All of the national patents in the European jurisdictions where European Patent No. 1765322 is validated will be set to expire in 2025.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which have financial, technical and marketing resources significantly greater than ours and have substantially greater experience in developing products, conducting preclinical and clinical testing, obtaining regulatory approvals, manufacturing and marketing. In addition, many biopharmaceutical companies have formed collaborations with large, established pharmaceutical companies to support research, development and commercialization of products that may be competitive with our products. Academic institutions, government agencies and other public and private research organizations also are conducting research activities, seeking patent protection and may commercialize products on their own or through joint ventures. The existence of these products, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us. For example, we are aware of a retinal implant (Argus® II) developed by Second Sight Medical Products Inc. (“Second Sight”) to treat late stage RP, which received FDA approval under a Humanitarian Device Exemption in February 2013, as well as two implantable medical devices for RP that are approved in the European Economic Area: Argus® II (Second Sight) and Alpha IMS (Retina Implant AG). In addition, we are aware of a number of early stage gene therapy products in development for LCA patients, as well as one gene therapy product currently in Phase III developed by Spark Therapeutics, Inc. in the U.S. for treatment of inherited retinal dystrophies (LCA) caused by mutations in the RPE65 gene.

Government Regulation

The research and development, preclinical studies and clinical trials, and ultimately, the manufacturing, marketing and labeling of our products, are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries. The U.S. Food, Drug and Cosmetic Act and its regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, approval, distribution, export and import, advertising and promotion of our products. Preclinical studies, clinical trials and the regulatory approval process can take years and may require the expenditure of substantial resources. Regulatory approval of a product may occur much later than expected, at much greater cost than expected, or never. If granted, the approval may include significant limitations on the indications, dosing, distribution, packaging, labeling and sale of the product, including “black box” warnings and Risk Evaluation and Mitigation Strategy (“REMS”) requirements.

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

Protocols for clinical trials must be submitted to the IND for FDA review and to an Institutional Review Board (IRB) for approval. Sponsors are also required to report regularly to the FDA regarding trial results and safety. The FDA, the sponsor, or the sponsor’s data safety monitoring board may suspend or terminate a clinical trial at any time for a variety of reasons, including that the research subjects are being exposed to unacceptable health risks. An IRB may also suspend or terminate the conduct of a clinical trial at its institution.

After successful completion of the required clinical testing, the results of preclinical studies and clinical studies, along with descriptions of the manufacturing process, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA. The submission of an NDA typically requires payment of substantial user fees. Before accepting an NDA for filing, the FDA will review the application to ensure that it is sufficiently complete for substantive review, and may request additional information from the applicant. If the FDA accepts the NDA for filing, the agency will begin a detailed review of the application to determine whether the product is safe and effective for its intended use or uses. The FDA also reviews the NDA to determine, among other things, whether manufacturing controls for the product are adequate to ensure and preserve the product’s identity, strength, quality and purity. As part of the review, the FDA also typically inspects the facility where the product is manufactured to ensure compliance with current good manufacturing practices (“cGMPs”).

Under the Prescription Drug User Fee Act, the FDA aims to review and act on the NDA within 10 months if it is a standard application, or within six months if it is a priority review application. The FDA does not always meet its Prescription Drug User Fee Act goals. If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue either an approval letter or a “complete response letter” that identifies the deficiencies in the NDA that must be corrected in order to secure final FDA approval of the NDA. When, and if, those deficiencies have been addressed to the FDA’s satisfaction, the FDA will issue an approval letter. Approval may be conditioned on the sponsor’s agreement to undertake Phase IV post-approval studies to further assess the drug’s safety and effectiveness, or on the development of a REMS that limits the labeling, distribution or promotion of a drug product.

FDA Regulation – Post-Approval Requirements

Even if regulatory approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each U.S. drug-manufacturing establishment must be registered with the FDA. U.S. manufacturing establishments are subject to periodic inspections by the FDA and must comply with the cGMPs. In complying with cGMPs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

The FDA also regulates labeling and promotional activities. Further, we must report adverse events involving our drugs to the FDA under regulations issued by the FDA. In addition, many states also have laws regulating the manufacture and distribution of drugs. Failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning letters, holds on clinical studies, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions, or civil or criminal penalties.

Any of these actions could result in, among other things, substantial modifications to our business operations; a total or partial shutdown of production while the alleged violation is remedied; repayments, recoupments or refunds; and withdrawals or suspensions of products from the market. Any of these events, in combination or alone, could disrupt our business and have a material adverse effect on our business, financial condition and results of operations.

EU Regulation – Approval of Medicinal Products

Our QLT091001 product in development will be regulated as a medicinal product in the EU. In the European Economic Area (“EEA”) (which comprises the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can, subject to specific exceptions, only be commercialized after obtaining a marketing authorization (or “MA”). There are two types of marketing authorizations:

The Community MA, which is issued by the European Commission through the Centralised Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and which is valid throughout the entire territory of the EU and is also implemented in the three EEA countries. The Centralised Procedure is compulsory for medicinal products that contain a new active substance and are indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases, as well as for orphan medicinal products and products developed through certain biotechnological processes. The Centralised Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation, or whose approval is in the interest of public health in the EU. In the Centralised Procedure applications are submitted directly to the EMA. The EMA’s CHMP then has 210 days (not including clock-stops) to adopt an opinion on whether the medicine should be marketed or not. The CHMP’s opinion is then transmitted to the European Commission, which has the ultimate authority for granting the Community MA.

For certain categories of medicinal products, in order to meet unmet medical needs of patients and in the interest of public health in the EU, granting of marketing authorizations on the basis of less complete data than is normally required may be necessary. In such cases, it is possible for the CHMP to recommend the granting of a marketing authorization subject to certain specific obligations (a “conditional marketing authorization”). The timelines for an EMA opinion of such an application are the same as provided above. A conditional marketing authorization may be granted when, although comprehensive clinical data have not been provided, all of the following requirements are met: benefit/risk balance is positive, it is likely that comprehensive clinical data will be provided by the applicant, unmet medical needs will be fulfilled, and benefit to public health of immediate availability outweighs risks that additional data are still required. Conditional marketing authorizations are valid for one year, on a renewable basis. The authorization holder will be required to complete ongoing studies or to conduct new studies with a view to confirming that the benefit-risk balance is positive.

In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data. The granting of a conditional marketing authorization will allow medicines to reach patients with unmet medical needs earlier than might otherwise be the case, and will ensure that additional data on a product are generated, submitted, assessed and acted upon. Upon fulfilment of all specific obligations, the conditional marketing authorization may convert to a normal MA.

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

Under the Mutual Recognition Procedure, within 90 days of receipt of a valid application, the Reference Member State provides an updated assessment report together with the approved summary of product characteristics (“SPC”), labeling and package leaflet to the Member States where the applicant seeks recognition of its original MA (the Concerned Member States). After receipt of these documents, the Concerned Member States have another 90 days to recognize the decision of the Reference Member State and the approved SPC, package leaflet and labeling and grant a harmonized National MA. The Concerned Member States may, however, refuse to recognize the Reference Member States MA on grounds of a potential serious risk to public health, in which case the points of disagreement are referred to the Coordination Group for Mutual Recognition and Decentralised Procedures – Human (the “CMDh”). The CMDh will try to reach a consensus between the Reference Member State and the objecting Concerned Member States within 60 days, and if an agreement is not reached the matter will be referred to the EMA’s CHMP for arbitration.

Under the Decentralised Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State has 120 days to prepare a draft assessment report, a draft SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (i.e., the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling or packaging proposed by the Reference Member State, the product is subsequently granted a National MA in all the Member States (i.e., in the Reference Member State and the Concerned Member States). In case of disagreement, a procedure before the CMDh and/or the CHMP similar to the one described above must be followed.

Under all the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Further, under EU Regulation No. 1901/2006 on medicinal products for pediatric use, as amended, companies that wish to market their products in the EEA are required to submit the results of pediatric studies with their marketing authorization application. These studies must be undertaken in compliance with a pediatric investigation plan (“PIP”) that must be approved in advance by the EMA’s Pediatric Committee (“PDCO”). The obligation to provide the results of pediatric studies with the marketing authorization application can be waived for certain products or product classes if: (i) they are likely to be ineffective or unsafe in part or all of the pediatric population; (ii) the disease or condition for which they are intended occurs only in adult populations; or (iii) the specific product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If justified, applicants can obtain a deferral of the obligation to conduct pediatric studies until a time after the submission of the marketing authorization application, for instance, because it is appropriate to conduct studies in adults prior to initiating studies in children or when studies in children will take longer to conduct than studies in adults. A marketing authorization holder whose application incorporated the results of pediatric studies conducted in compliance with an approved PIP can be eligible for a six-month extension to the basic patent extension protection (under a supplementary protection certificate or SPC) afforded to its product. This extended SPC protection period does not apply to orphan medicinal products, which can benefit instead from a twelve-year period of marketing exclusivity.

Market Exclusivity

In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984 (also known as the Hatch-Waxman Act) established abbreviated FDA approval procedures for drugs that are shown to be equivalent to proprietary drugs previously approved by the FDA through its NDA process. Approval to market and distribute generic drugs is obtained by filing an abbreviated new drug application, or ANDA, with the FDA. To receive approval, an ANDA must demonstrate (among other things) that the product is bioequivalent to the innovator drug, rather than independently demonstrate the safety and effectiveness of the product through the submission of preclinical and clinical data. An applicant may also seek approval of an abbreviated application under Section 505(b)(2) of the Food, Drug, and Cosmetic Act. Section 505(b)(2) allows the applicant to rely, in part, on the FDA’s findings of safety and efficacy for a drug previously approved through the NDA process or on published literature to support approval.

Patent protection may protect innovator drugs from some competition. In addition, the holder of an NDA may also be entitled to a period of non-patent (regulatory) market exclusivity, during which the FDA cannot approve an ANDA or 505(b)(2) application that relies on the innovator drug. If the innovator drug qualifies as a new chemical entity, the FDA may not accept an ANDA or 505(b)(2) application for a drug that contains the same active ingredient for five years following approval of the innovator NDA, except that an ANDA or 505(b)(2) application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA (in the Orange Book) by the innovator NDA holder. New chemical entity exclusivity does not, however, prevent the FDA from approving a full NDA submitted by another company for the same active ingredient during this period. A drug can be classified as a new chemical entity if no active ingredient (including any ester or salt of the active ingredient) in the drug has been previously approved by the FDA. If the innovator drug is not a new chemical entity but the holder of the NDA conducts clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA that relies on the innovator NDA or a 505(b)(2) application for the conditions of approval of the NDA or the change approved in the NDA supplement before the expiration of three years. Additionally, an innovator NDA’s existing patent and market exclusivity periods may be extended by six months if the NDA holder complies with the terms of a written request from FDA to study the drug for pediatric use.

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

Upon FDA approval, we believe that the active pharmaceutical ingredient in QLT091001 may qualify as a new chemical entity, in which case it would receive five years of market exclusivity following approval. We intend to seek new chemical entity exclusivity; however, there is no assurance that QLT091001 will qualify and gain the five-year exclusivity period, even if QLT091001 is approved. We also plan to secure regulatory exclusivity for QLT091001 in the EU; however, there can be no assurance that we will be successful in securing approval or regulatory exclusivity in the EU.

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

In the U.S., the Orphan Drug Act provides certain incentives to drug manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product that has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product or a market shortage occurs. The market exclusivity granted by the FDA would not, however, prevent other drug manufacturers from obtaining approval of the same compound for other indications, including another orphan indication, or the use of other types of drugs for the same orphan indication. The Orphan Drug Act also allows for other incentives to promote the development of these orphan designated drugs, including regulatory guidance, FDA fee reductions and tax credits related to the development expenses. Orphan drug designation generally does not confer any special or preferential treatment in the regulatory review process. In addition, if a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Further, although obtaining orphan drug designation can be advantageous, there is no assurance that we will successfully develop or receive regulatory approval to market the product, nor can there be any assurance that we will be granted orphan drug designation for additional diseases or that orphan drug exclusivity will provide us with a material commercial advantage.

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the U.S., including the EU. The orphan legislation in the EU is available for products that are (i) intended for the diagnosis, prevention or treatment of chronic debilitating or life-threatening conditions that affect five or fewer out of 10,000 persons in the EU, or (ii) that are intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU, and without incentives it is unlikely that their commercialization in the EU would generate sufficient return, provided that (iii) there is no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The orphan drug designation is reassessed before the marketing authorization is granted and may be withdrawn at that stage. The EU market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the requirements for orphan drug designation are no longer fulfilled, e.g., because the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to 12 years if sponsors complete a pediatric investigation plan agreed upon with the EMA’s PDCO. Marketing authorization applicants for orphan designated drugs can benefit from protocol assistance and significant fee reductions in the EMA authorization procedure.

Fast Track Designation

QLT091001 has also been granted two Fast Track designations by the FDA for the treatment of LCA and autosomal recessive RP due to inherited mutations in the LRAT and RPE65 genes. The FDA’s Fast Track program is intended to facilitate the development and review of drugs that are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Under the program, the sponsor of a new drug may request that the FDA designate the drug for a specific indication as a Fast Track product concurrent with or after the filing of the IND for the product candidate. A drug that receives Fast Track designation may be eligible for more frequent meetings with the FDA to discuss the drug’s development; more frequent written correspondence from the FDA about the design of the proposed clinical trials; eligibility for accelerated approval, i.e., approval of an effect on a surrogate or substitute endpoint; and rolling review, meaning the sponsor may submit its NDA in sections rather than wait until the entire NDA is complete. Drugs with Fast Track designation may be more likely to become eligible for a Priority Review, which provides for FDA review of an NDA within a six-month time frame from the time the complete NDA is accepted for filing, as opposed to the ten-month time frame for a Standard Review. The FDA grants Priority Review for products that treat a serious condition and offer major advances in treatment, or provide a treatment where no adequate therapy exists.

Additional Regulatory Issues

We remain subject to various U.S. federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws with respect to prior sales of and marketing activities for Visudyne in the U.S. and, if any of our product candidates are approved for commercial sale, will be subject to such laws with respect to any sales of those product candidates. For example, anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug that is reimbursable under federal health care programs. Additionally, false claims laws prohibit anyone from knowingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Numerous companies have been sued under false claims laws for a variety of alleged promotional and marketing activities. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal and state health care programs (including Medicare and Medicaid).

Recent health reform legislation has also enhanced the government’s ability to pursue actions against potential violators, by expanding the government’s investigative authority, expanding criminal and administrative penalties, and providing the government with expanded opportunities to pursue actions under the federal Anti-Kickback Statute and the False Claims Act. For example, the Affordable Care Act (“ACA”) narrowed the public disclosure bar under the False Claims Act, allowing increased opportunities for whistleblower litigation. In addition, the legislation modified the intent standard under the federal Anti-Kickback Statute, making it easier for prosecutors to prove that alleged violators had met the requisite knowledge requirement. The ACA also requires providers and suppliers to report any Medicare or Medicaid overpayment and return the overpayment on the later of 60 days of identification of the overpayment or the date the cost report is due (if applicable), or all claims associated with the overpayment will become false claims. The ACA also provides that any claim submitted from an arrangement that violates the Anti-Kickback Statute is a false claim.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, under certain conditions, a patent that claims a product, use or method of manufacture covering drugs and certain other products may be eligible for limited patent term extension for a period of up to five years as a compensation for patent term lost during drug development and the FDA regulatory review process. However, this extension cannot be extended beyond 14 years from the drug’s approval date. The scope of rights during this period of extension is generally limited to the product that was subject to regulatory delay. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves applications for patent term extensions. We intend to seek the benefits of this statute, but there can be no assurance that we will be able to obtain any such benefits. Analogous protection in the majority of EU countries may also be available to us to provide periods of patent term extensions (in the form of a supplementary protection certificate or SPC) in various EU countries.

Various aspects of our business and operations are regulated by a number of other governmental agencies, including the U.S. Occupational Safety and Health Administration.

The EMA in the EU has adopted various policies with regard to transparency of data, and especially non-clinical and clinical data, in a marketing authorization dossier and new rules will in the future also provide for significant transparency of information related to clinical trials. The information thus made accessible will also be available to competitors of the company.

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

The ACA also contains the Physician Payment Sunshine Act (section 6002) (“PPSA”). On February 8, 2013, CMS issued final regulations under the PPSA that require applicable pharmaceutical, medical device, biological, and medical supply manufacturers to report annually to the Secretary of Health and Human Services (HHS) certain “payments or other transfers of value” to physicians and teaching hospitals. The PPSA also requires applicable manufacturers to report certain information regarding the ownership or investment interests held by physicians or the immediate family members of physicians in such entities. The first reports were due March 31, 2014 for the initial reporting period (August – December 2013), and thereafter for each calendar year. The report must include, among other things, information about the amount of the payment, the date on which the payment was made, the form of payment, and the nature of the payment (e.g., consulting fees, compensation for services, gifts, entertainment or research). CMS and the Department of Health and Human Services have not yet finalized all of the rules and regulations implementing the provisions of the ACA. As a result, further regulations may be promulgated in the future that could substantially change the Medicare and Medicaid reimbursement system, or that impose additional eligibility requirements for participation in the federal and state healthcare programs. Such regulations could alter the current responsibilities of third-party insurance payors (including employer-sponsored health insurance plans, commercial insurance carriers and the Medicaid program) including, without limitation, with respect to cost-sharing obligations. Such new regulations could have materially adverse effects on our business and results.

Although we cannot predict their full impact, we anticipate that the ACA, as it is implemented, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage and reimbursement criteria that may negatively impact product price potential and could adversely affect our profits and our business generally.

Research and Development Costs

A significant portion of our operating expenses are related to research and development. During the years ended December 31, 2014, 2013, and 2012, our total company-sponsored research and development expenses were $13.8 million, $18.5 million, and $24.6 million, respectively. See Our Products in Development section above and Item 7. Management, Discussion and Analysis of Financial Condition and Results of Operations below.

Human Resources

As of February 18, 2015, we had approximately 31 employees, 17 of whom were engaged in research, development, clinical and regulatory affairs, quality control and assurance, and 14 of whom were engaged in finance, information technology, human resources, intellectual property and legal. None of our employees belong to a labour union.

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

We are exploring and evaluating strategic alternatives for the Company and there can be no assurance that we will be successful in identifying, or completing any strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the process will not have an adverse impact on our business.

In December 2014, we retained Greenhill and our Board of Directors commenced a review of our strategic alternatives, which could result in, among other things, a sale of the Company, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, in addition to continuing to operate the Company in the ordinary course of business. However, there can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. For example, as a result of our strategic alternatives process in 2014, while we were paid a termination fee of $28.4 million upon the termination of the Merger Agreement by Auxilium, we were unable to complete the transaction and we expended substantial time, expenses and management and other personnel resources on the transaction.

As a result of the termination of the Merger Agreement with Auxilium, we have engaged Greenhill to act as our financial advisor and we have begun to reassess the Company’s strategic options. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their stock or provide any guidance on the timing of such action, if any. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Our strategic restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt its operations, each of which could have a material adverse effect on our business.

In connection with our strategic restructuring in 2012, we implemented a significant reduction in our work force, followed by additional reductions in 2013 and 2014. The cumulative cost of the restructuring to date is $19.6 million. We may not realize in full the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays, disruptions or unexpected costs. For example, the departure of several members of senior management from 2012 to 2014 may be disruptive to daily operating activities or the execution of short and long term corporate strategies; cost saving measures may distract remaining and new management from our remaining business; damage our reputation or branding; or yield unanticipated consequences, such as attrition beyond planned workforce reductions, increased difficulties in day-to-day operations, deficiencies in internal controls, reduced employee productivity and deterioration of employee morale. Our workforce reductions could also harm our ability to attract and retain qualified management, and scientific and other personnel who are critical to our business. Any failure to attract or retain key personnel, could result in unexpected delays in the development of our synthetic oral retinoid program, QLT091001, or could otherwise negatively impact our business. As a result, these factors may adversely impact our business and result of operations.

We no longer generate revenues from continuing operations and continue to incur operating expenses. In order to fund our operations, we may need additional capital in the future, and our prospects for obtaining it are uncertain.

Although our divestment of non-core assets in 2008 and 2009 and our sale of the assets related to Visudyne in September 2012 and our assets related to our PPDS Technology in April 2013 generated significant cash, we no longer generate revenues from the sale of products and we will not generate any revenues from our products in development until such time, if ever, that they are approved for sale. In June 2013, we completed a special cash distribution to our shareholders in the amount of $200.0 million, by way of a reduction of paid-up capital of the Company’s common shares, which significantly reduced our cash resources. Going forward we will continue to incur operating expenses and, as a result, may not be able fund our operations or any anticipated growth beyond the near term. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, and, if we are unable to obtain additional funding, may adversely affect our ability to operate as a going concern. The amount required to fund our operating expenses will depend on many factors, including the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including out-licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long-term or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favourable terms, or at all.

A portion of the consideration related to the sale of our Visudyne business and PPDS Technology in 2012 and 2013 in connection with our strategic restructuring is contingent upon the occurrence of certain milestones and other events. If we do not receive all or a material portion of these funds it may adversely impact our financial condition and results of operations.

Under our asset purchase agreement with Valeant pursuant to which we sold our Visudyne business to Valeant, we are entitled to receive up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million for sales of Visudyne outside of the United States by Novartis and a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. Additionally, we are entitled to receive up to $5.0 million upon receipt of the registration required for the commercial sale of the Qcellus laser in the U.S. (the “Laser Earn-Out Payment”). On September 26, 2013, the FDA approved the PMA supplement for the Qcellus laser and we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full.

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

With respect to Visudyne, as well as any future products resulting from the PPDS Technology, our receipt of contingent consideration depends on the success of third parties to market these products. For example, under the Visudyne asset purchase agreement, the contingent consideration depends on the sales of Visudyne outside of the United States, which is the responsibility of Novartis. Consequently, a portion of our income depends on the efforts of Novartis to market and sell Visudyne outside the U.S. and on the efforts of Valeant to collect royalties due to it from Novartis. To the extent such third parties do not perform adequately, or do not comply with applicable laws or regulations in performing their obligations, our income may be adversely affected.

Our receipt of contingent consideration may also be adversely affected by, among other things:

•	lower than expected Visudyne sales;

•	product manufacturing or supply interruptions or recalls;

•	the development of competitive products, including generics, by other companies that compete with Visudyne;

•	marketing or pricing actions by competitors or regulatory authorities;

•	changes in foreign exchange rates;

•	changes in the reimbursement or substitution policies of third-party payors;

•	changes in or withdrawal of regulatory approvals;

•	disputes relating to patents or other intellectual property rights;

•	the commercial efforts of Visudyne marketing licensees;

•	changes in laws or regulations that adversely affect the ability to market Visudyne;

•	decline in the commercial supply and technical support for laser light devices necessary to administer Visudyne therapy;

•	failure to receive the full Laser Earn-Out Payment related to the Qcellus laser, which is currently subject to a dispute with Valeant;

•	failure to develop and commercialize any new indications for Visudyne; and

•	failure or delay by Mati in its development efforts, obtaining regulatory approval and commercializing the products related to the PPDS Technology.

If we do not ultimately receive all or a material portion of the consideration provided for under the asset purchase agreements due to the risks noted above or for any other reason, our cash position will suffer.

We believe that we may be deemed a passive foreign investment company for the taxable year ended December 31, 2014, which could result in adverse United States federal income tax consequences to U.S. Holders and may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

Based on the price of our common shares and the composition of our assets, we believe that we may be deemed a “passive foreign investment company” (“PFIC”) for United States federal income tax purposes for the taxable year ended December 31, 2014. We also believe that we may be deemed a PFIC for the taxable years ended December 31, 2008 through 2013, and we may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. If we were a PFIC for any taxable year during a U.S. Holder’s holding period for our common shares, certain adverse United States federal income tax consequences could apply to such U.S. Holder, as that term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents – U.S. Federal Income Tax Information – U.S. Holders in this Report, including on a return of capital to such U.S. Holders. In addition, our PFIC status may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

If we do not achieve our projected development goals in the timeframes we expect and announce, marketing approval and commercialization of our product candidates may be delayed and our credibility may be adversely affected and, as a result, our stock price may decline.

For strategic and operational planning purposes, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the market approval and commercialization of our product candidates may be delayed and our credibility may be adversely affected and, as a result, our stock price may decline.

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

As part of the regulatory approval process, we must conduct, at our own expense, preclinical studies and clinical trials on humans for each product candidate. Generally, in order to gain approval for a product, we must provide the FDA and other applicable regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of that product for the intended disease or condition applied for in the NDA or respective regulatory file. We expect the number and size of clinical trials that the regulatory authorities will require will vary depending on the product candidate, the disease or condition the product is being developed to address, the expected size of the patient population and regulations applicable to the particular product. The length of time necessary to complete clinical trials and to submit an application for marketing approval varies significantly and may be difficult to predict. Further, the approval procedure varies among countries and can involve different testing or data review. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage in our clinical trials. Product candidates that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	preclinical studies show the product to be toxic or lack efficacy in animal models;

•	the interim or final results of clinical trials are inconclusive, negative, or not as favorable as results of previous trials, or show the product candidate to be less safe or effective than desired;

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

•	difficulties formulating the product or otherwise obtaining sufficient quantities of the product to complete clinical trials;

•	inability to manufacture sufficient quantities of the product candidate which conform to design and performance specifications;

•	our clinical trial expenditures are greater than anticipated or are constrained by our budgetary considerations;

•	changes in governmental regulations, policies or administrative actions; or

•

regulatory inspections of our clinical trials or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements.

For example, a significant challenge for our clinical trials of QLT091001 for the treatment of LCA and RP has been and will likely continue to be patient recruitment due to the small population of patients with these conditions, and in particular with the specific genetic mutations causing LCA and RP we are currently investigating. The challenge in recruiting subjects from this small population is further exacerbated by the lack of public awareness of such conditions and resulting delay in (or lack of) available genetic testing and diagnosis. Further, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive procedures to assess the safety and effectiveness of our products, or they may be persuaded to participate in contemporaneous trials of competitive products. Delay in, or failure of, enrollment of sufficient patients or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial. Our clinical trial costs will also increase if we have material delays in our clinical trials for other reasons or if we need to perform more or larger clinical trials than anticipated.

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

The FDA, EMA and other regulatory authorities also have substantial discretion in deciding whether any of our product candidates should be granted approval for the treatment of the particular disease or condition. Even if we believe that a clinical trial or trials has demonstrated the safety and efficacy of any of our product candidates, the results may not be satisfactory to the regulator. For example, while we currently plan to first pursue marketing approval in the EU, our current pivotal trial protocol for QLT091001 for IRD is designed with a goal of obtaining sufficient efficacy and safety data to pursue marketing approvals from both the FDA and the EMA. There can be no assurance, however, that study results from one pivotal trial will be sufficient to obtain such approvals, or that, even if marketing approval (or conditional marketing approval, as applicable) is obtained from one regulatory authority, we will likewise obtain marketing approval from the other regulatory authority. Preclinical and clinical data can be interpreted by regulators in different ways, which could delay, limit or prevent regulatory approval of our product candidates.

In addition, the FDA or other regulatory authorities may conduct inspections of manufacturing or clinical sites prior to approval of our drug product. A determination that manufacturing or clinical sites do not satisfy regulatory requirements could delay or preclude approval.

Further, after approval of the product, regulators may start review procedures based on pharmacovigilance or other safety data. They have broad discretion in amending, suspending or withdrawing approvals and may also impose obligations to conduct post-approval studies.

We may pursue conditional marketing authorization in the EU for QLT091001 for the treatment of IRD. There are specific risks associated with conditional approvals in the EU. It is possible that the EMA will refuse to grant the approval because the legal conditions for a conditional approval are not met, for instance because the data are not sufficiently convincing. When a conditional approval is granted, it is valid for renewable periods of one year and typically contains specific conditions, such as conducting one or more new studies, including pivotal studies, or enhanced pharmacovigilance obligations. We will need to comply with these specific conditions to secure renewal and new conditions may also be imposed. If the conditions are not complied with, or when new information results in a different benefit-risk assessment, the renewal may be refused. In addition, the conditional approval may initially only cover a narrow therapeutic indication, which could possibly be broadened when more extensive data become available. The initial approval would, however, already start the regulatory data exclusivity and orphan market exclusivity periods and be taken into account for calculating the patent extension period (supplementary protection certificate or SPC).

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

The successful commercialization of our technology, and in particular our synthetic retinoid, QLT091001, is crucial for our success. Successful product commercialization in the pharmaceutical industry is highly uncertain and very few product commercialization initiatives or research and development projects progress through all phases of development and/or produce a successful commercial product. Even if our products or product candidates are successfully developed, receive all necessary regulatory approvals and are commercially produced, there are number of risks and uncertainties involved in commercializing a product in this industry including the following:

•	negative safety or efficacy data from post-approval marketing experience or production-quality problems could cause sales of our products to decrease or a product to be recalled;

•	negative safety or efficacy data from clinical studies conducted by any party could cause sales of our products to decrease or a product to be recalled;

•	regulatory approvals might limit how or to whom we can sell our products;

•	we may face significant or unforeseen difficulties or expenses in manufacturing our products, which may only become apparent when scaling-up the manufacturing to commercial scale;

•	we may need to obtain licenses under third-party patents which can be costly, or may not be available at all;

•	our intellectual property rights could be challenged by third parties or we could be found to be infringing on intellectual property rights of third parties;

•	small patient populations may impact distribution and marketing strategy, which may increase our distribution, marketing and per-patient or per-treatment costs;

•	we may be unable to obtain or maintain sufficient market share at a price high enough to justify commercialization of the product; and

•	effectiveness of our distribution and marketing strategy, including establishing and maintaining key relationships with distributors and suppliers;

•	many jurisdictions, including may EU Member States, impose pricing restrictions or restrict reimbursement of products by the social security systems.

Numerous other factors may impact market acceptance and demand for our products, including but not limited to:

•	size of the target populations for a product and ability to identify and reach such target populations with the product;

•	our pricing decisions, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors;

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

The regulatory approval process is lengthy, expensive and uncertain. We may not be able to obtain, continue to obtain, or maintain necessary regulatory approvals on a timely basis, or at all, for our product candidates in development, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on our business and our financial condition.

Our product candidates are subject to extensive and rigorous regulation for safety, efficacy and quality by the U.S. federal government, principally the FDA, and by state and local governments and by foreign regulatory authorities in jurisdictions in which our product candidates may be sold or used in clinical development. Product labeling, manufacturing, adverse event reporting, pricing rules and restrictions, storage, distribution, advertising and promotion, and record keeping are some of the ongoing regulatory requirements to which products are subject. For example, we are subject to U.S. federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws, for any actions taken prior to January 31, 2013 with respect to the marketing, sale and pricing of Visudyne, and will be subject to these laws with respect to the marketing, sale and pricing of any of our product candidates that are approved for commercial sale. Our failure or the failure of any third parties on whom we rely to comply with applicable requirements may be punishable by criminal and/or civil sanctions against the Company and/or our senior officers, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicare and Medicaid, and could result in, among other things, product recalls or seizures, injunctions, price rebates, total or partial suspension of production and/or distribution, refusals to permit products to be imported into or exported out of the U.S. or elsewhere, FDA or other regulatory agency refusal to grant approval of drugs or to allow us to enter into governmental supply contracts, and withdrawals of previously approved marketing applications. Regulators can also withdraw a product’s approval under some circumstances, such as the failure to comply with regulatory requirements or unexpected safety issues.

The FDA often requires post-marketing testing and surveillance to monitor the effects of approved products. The FDA, EMA or other regulatory authorities may condition approval of our product candidates on the completion of such post-marketing clinical studies. These post-marketing studies may entail significant additional expense and may suggest that a product causes undesirable side effects or may present a risk to the patient. If data produced from post-marketing studies suggest that one of our approved products may present a risk to safety, the government authorities could withdraw our product approval, suspend production or place other marketing restrictions on our products. If we are unable to sell our products because we have failed to maintain regulatory approval or have to expend significant resources having to address compliance issues, our revenue, financial conditions or results of operations may be materially adversely affected. We are also subject to numerous federal, provincial/state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, advertising and promotional materials relating to drugs are, in certain instances, subject to regulation by the FDA, the Federal Trade Commission and other regulatory agencies in other jurisdictions. We may be required to incur significant costs to comply with such laws and regulations in the future, and such laws or regulations may materially harm our business. Unanticipated changes in existing regulatory requirements, our failure to comply with such requirements or the adoption of new requirements could materially harm our business.

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

Our product candidate, QLT091001, is under evaluation in clinical programs for the treatment of (a) LCA and RP (autosomal recessive) due to mutations in LRAT or RPE65 (IRD 02), (b) RP (autosomal dominant) (RP 01), and (c) Impaired Dark Adaptation (IDA 02). We may determine that certain programs do not have sufficient potential to warrant the continued allocation of resources to them. Accordingly, we may elect to suspend, terminate or modify one or more of our programs, which could include changing our clinical or business model for further development, including by attempting to extract or monetize value from the program by either selling, out-licensing or potentially partnering part or all of the program. If we terminate and seek to monetize part or all of a program in which we have invested significant resources, or we continue to expend further resources on a program, and subsequently fail to achieve our intended goals, our prospects may suffer, as we will have expended resources on a program that may not provide a suitable return, if any, on our investment and we may have missed the opportunity to allocate those resources to potentially more productive uses. In addition, in the event of a termination of a product candidate or program, we may incur significant expenses and costs associated with the termination of the program, which could adversely affect our financial condition or results of operations.

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

Since the extent and scope of our patent protection for QLT091001 is limited, orphan drug designation is especially important for this product candidate. QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT or RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. The FDA has also formally acknowledged that the orphan drug designations granted by the FDA on QLT091001 for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) also cover QLT091001 for the treatment of Inherited Retinal Disease, including SECORD, which disease/condition we believe subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP. On July 30, 2014, the EMA also formally acknowledged that a therapeutic indication of QLT091001 for the treatment of patients with Inherited Retinal Disease, who have been phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT, would fall under the orphan drug designations of treatment of LCA and treatment of RP. These designations provide market exclusivity in the applicable jurisdiction for seven years and 10 years (which could be reduced), respectively, if a product is approved. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. It is also possible that we could lose orphan drug status, or that a competing product with an orphan designation and the same indication as our product could reach the market before our product does. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with the same active moiety for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

We may seek orphan drug designations for QLT091001 for the treatment of other indications when we believe that such orphan drug designations could provide us with a commercial advantage. There is no assurance that we will receive such orphan drug designations or, even if we do, that such orphan drug designations will provide us with a commercial advantage. If we do not receive these orphan drug designations from one or both of the FDA or EMA in a timely manner or at all, our development plans and timelines to initiate pivotal trials for QLT091001 could be negatively impacted.

Additionally, upon FDA approval, we believe that the active pharmaceutical ingredient in QLT091001 may qualify as a new chemical entity, or NCE, which provides for five years of exclusivity following approval. We intend to seek New Chemical Entity exclusivity; however, there is no assurance that QLT091001 will qualify and gain the additional five-year exclusivity period, even if QLT091001 is approved. We also plan to secure regulatory exclusivity for QLT091001 in the EU; however, there can be no assurance that we will be successful in securing approval or regulatory exclusivity in the EU.

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

In order to commercialize any of our product candidates that may be approved for commercial sale, we may need to establish and maintain an effective sales and marketing infrastructure or enter into collaborations with partners able to perform these services for us. We currently do not have an in-house sales and marketing organization. If we are unable to successfully establish capabilities to sell and market our products within or outside the U.S. either through our own capabilities or by entering into collaborations with partners to market and distribute our products, we will have difficulty globally commercializing our products. In any of these events, our ability to generate revenues may be harmed.

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

We expect to rely on third-party manufacturers, distributors and contract research organizations for the manufacture and distribution of our future commercial products and the management and conduct of our clinical trials. Any difficulties with such third parties could delay clinical trial results and future revenues from sales of our future commercial products.

We expect to rely on third parties to manufacture our product candidates for use in later stage clinical trials and, if commercialized, to manufacture and distribute our products in commercial quantities. We also expect to rely on contract research organizations (“CROs”) to manage and conduct our future clinical trials. If we are unable to obtain and maintain agreements on favorable terms with contract manufacturers and distributors, or these parties fail to supply required materials or comply with regulatory requirements, or if we fail to timely locate and obtain regulatory approval for additional or replacement manufacturers or distributors as needed, it could impair or prevent our ability to deliver our future commercial products on a timely basis, or at all, which in turn would materially and adversely harm our business and financial results. Similarly, if we are unable to obtain and maintain agreements on favorable terms with CROs in connection with our future clinical trials, or if any CROs we retain fail to timely provide the required services or comply with regulatory requirements, it could impair or prevent our ability to timely conduct successful clinical trials, which would impair our ability to obtain regulatory approval to sell our products, which in turn would materially and adversely harm our business and financial results.

Healthcare reform and restrictions on reimbursements may limit our financial returns.

Our ability to commercialize our product candidates successfully will depend, in part, on the timeliness of, and the extent to which, adequate coverage and reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. These third parties are increasingly challenging both the need for and the price of new drug products. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Applications or re-applications for coverage and reimbursement for any of our products may not result in approvals. Adequate third-party reimbursement may not be available for our product candidates to enable us to maintain price levels sufficient to realize an appropriate return on our investments in research and product development.

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

In addition, we may become involved in disputes or legal actions as a result of our past strategic corporate restructurings. Under the strategic restructuring undertaken in 2008 and 2009, we divested Eligard (as part of the sale of QLT USA), Aczone® and Atrigel and sold the land and building comprising our Canadian headquarters. Additionally, we sold all of our assets related to Visudyne to Valeant pursuant to the terms of an asset purchase agreement, and we agreed to perform certain transition services for Valeant. Most recently, we entered into an asset purchase agreement in April 2013 with Mati pursuant to which we sold our PPDS Technology to Mati. Transactions such as these may result in disputes regarding representations and warranties, indemnities, future payments or other matters, and we may not realize some or all of the anticipated benefits of these transactions. For example, we are currently in a disagreement with Valeant over whether we are entitled to the $5 million Laser Earn-Out Payment as a result of the FDA’s approval of the premarket application supplement for the Qcellus laser. If we cannot favorably resolve this dispute, we may not receive any or all of the contingent consideration pertaining to regulatory approval of the Qcellus laser.

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

We have incurred losses from continuing operations for several years and expect to continue to incur losses for the foreseeable future.

We have generated significant operating losses in prior years. During the year ended December 31, 2014 we incurred a net loss of $4.1 million and as at December 31, 2014 our accumulated deficit was approximately $511.3 million. Even though our research and development expenses are lower due to the sale of our former Visudyne business and PPDS Technology, we expect to continue to incur net losses from continuing operations for the foreseeable future due to clinical development costs related to our synthetic retinoid product and the absence of any revenue generating activities. We are uncertain when or if we will be able to achieve or sustain profitability. If we are unable to achieve or sustain profitability in the future, this may adversely affect our stock price.

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

The market prices for securities of biotechnology companies, including us, have been and are likely to continue to be volatile. As a result, investors in companies such as ours often buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:

•	announcements related to our strategic alternatives process;

•	results of our research and development programs;

•	issues with the safety or effectiveness of our product candidates;

•	announcements of technological innovations or new products by us or our competitors;

•	litigation commenced by or against us;

•	regulatory developments or delays concerning our products;

•	quarterly variations in our financial results; and

•	the timing and amounts of contingent consideration paid to us by third parties.

The price of our common shares may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. Due to general economic conditions, extreme price and volume fluctuations occur in the stock market from time to time that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated or disproportionate to the actual performance of the affected companies.

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

We currently lease 20,000 square feet of space in Vancouver, British Columbia, where our head office and certain research facilities are located. The lease term expires on August 31, 2015. We are evaluating our operational needs and plan to locate and lease alternate head office space upon expiration of our lease.

As at December 31, 2014, we no longer operate in the U.S. or have any leased properties in the U.S.

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of business. There are currently no material pending legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Share Information

Our common stock is traded in Canada on the TSX under the symbol “QLT” and in the U.S. on the NASDAQ Stock Market under the symbol “QLTI.” The following table sets out, for the periods indicated, the high and low sales prices of the common shares, as reported by the TSX and NASDAQ.

	The Toronto Stock Exchange		The NASDAQ Stock Market
	High (CAD$)	Low (CAD$)	High (U.S.$)	Low (U.S.$)

2014

Fourth Quarter	$5.11	$3.91	$4.54	$3.35

Third Quarter	7.35	5.11	6.68	4.52

Second Quarter	7.11	5.19	6.65	4.69

First Quarter	7.90	5.71	7.10	5.08

2013

Fourth Quarter	6.35	4.33	6.00	4.16

Third Quarter	5.08	4.06	4.79	4.06

Second Quarter	9.20	3.83	9.10	3.69

First Quarter	9.10	7.61	8.93	7.72

The last reported sale price of the common shares on the TSX and on NASDAQ on February 18, 2015 was CAD $5.03 and U.S. $4.10, respectively.

As of February 18, 2015, there were 941 registered holders of our common shares, 807 of whom were residents of the U.S. Of the total 51,255,700 common shares outstanding, the portion held by registered holders resident in the U.S. was 33,891,184 or 66.1%.

Share Price Performance Graph

The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014

QLT Total Return	100.00	147.78	145.16	158.47	212.57	153.04

S&P/TSX Composite Index	100.00	124.88	111.49	122.11	129.14	130.51

NASDAQ Biotechnology Index	100.00	116.06	130.08	172.67	286.67	385.29

The graph above assumes $100 invested on December 31, 2009 in common shares of QLT and in each index. The returns shown above are historical and not indicative of future price performance.

The above graph and chart shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Report into any filing under the Securities Act of 1933 as amended, or under the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

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

During the year ended December 31, 2014, there were no common share repurchases.

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

The Investment Act was amended with the Act to Implement the Agreement Establishing the WTO to provide for special review thresholds for WTO member country investors. Under the Investment Act, a direct investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of the Company and the value of the assets of the Company was equal to or greater than a specified amount (the Review Threshold). The Review Threshold is CAD$369 million for transactions closing in 2015. This amount is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect inflation and real growth within Canada.

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

Annual Financial Data

The selected historical consolidated financial information presented below for each of the five years ended December 31, 2010 through to 2014, has been derived from our consolidated financial statements prepared in accordance with U.S. GAAP.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

(In thousands of U.S. dollars except per share information)

Year Ended December 31,	2014(1)	2013(2)	2012(3)	2011	2010(4)

Research and development expenses	$13,803	$18,509	$24,578	$23,043	$11,456

Purchase of in-process research and development	—	—	—	—	—

Loss from continuing operations	(4,005)	(25,838)	(42,264)	(31,379)	(9,270)

Net (loss) income	(4,071)	(24,871)	45,698	(30,416)	(17,539)

Basic and diluted net (loss) income per common share

Continuing operations	(0.08)	(0.51)	(0.84)	(0.63)	(0.18)

Discontinued operations	(0.00)	0.02	1.75	0.02	(0.15)

Net (loss) income per common share	$(0.08)	$(0.49)	$0.91	$(0.61)	$(0.33)

CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents	$155,908	$118,521 (5)	$307,384	$205,597	$209,478

Total assets	160,371	163,867	401,218	344,544	387,783

Total shareholders’ equity	156,512	157,784	388,318	329,005	372,944

For all years presented there were no cash dividends per common share.

(1)

On October 8, 2014, the Merger Agreement among QLT, Auxilium, HoldCo, and AcquireCo, terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had determined that the Endo Proposal was a superior proposal under the terms of the Merger Agreement. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014 Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, we paid Credit Suisse a fee of $5.7 million in connection the termination of the Merger Agreement.

(2)

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology to Mati Therapeutics Inc. (“Mati”) pursuant to an asset purchase agreement. During the year ended December 31, 2013, we recognized a $1.1 million gain within discontinued operations, which represented $1.2 million of sale proceeds net of the $0.2 million carrying value of certain equipment sold and a negligible amount of other transaction fees. See Note 10 – Contingent Consideration and Note 12 – Discontinued Operations in the Notes to the Consolidated Financial Statements.

(3)

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to an asset purchase agreement. During the year ended December 31, 2012, we recognized a pre-tax gain of $101.4 million related to this transaction within discontinued operations. See Note 10 – Contingent Consideration and Note 12 – Discontinued Operations in the Notes to the Consolidated Financial Statements.

(4)

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

Quarterly Financial Data

(Re-casted to reflect discontinued operations in accordance with U.S. GAAP)

Set out below is selected consolidated financial information for each of the fiscal quarters of 2014 and 2013.

(In thousands of U.S. dollars except per share information)

Quarter Ended	December 31	September 30	June 30	March 31

2014(a)

Research and development expenses	$2,119	$2,792	$4,079	$4,813

Income (loss) from continuing operations	15,964	(4,926)	(8,581)	(6,462)

Net income (loss)	15,961	(4,932)	(8,638)	(6,462)

Basic and diluted net (loss) income per common share(c) (d)

Continuing operations	0.31	(0.10)	(0.17)	(0.13)

Discontinued operations	0.00	0.00	0.00	0.00

Net (loss) income per common share	$0.31	$(0.10)	$(0.17)	$(0.13)

2013(b)

Research and development expenses	$4,794	$5,243	$4,392	$4,080

Loss from continuing operations	(5,701)	(7,492)	(6,029)	(6,616)

Net loss	(4,849)	(7,396)	(6,199)	(6,427)

Basic and diluted net (loss) income per common share(c)

Continuing operations	(0.11)	(0.15)	(0.12)	(0.13)

Discontinued operations	0.02	0.00	0.00	0.00

Net (loss) income per common share	$(0.10)	$(0.14)	$(0.12)	$(0.13)

(a)

On October 8, 2014, the Merger Agreement among QLT, Auxilium, HoldCo, and AcquireCo, terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had determined that the Endo Proposal was a superior proposal under the terms of the Merger Agreement. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014 Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, we paid Credit Suisse a fee of $5.7 million in connection the termination of the Merger Agreement.

(b)

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology to Mati pursuant to an asset purchase agreement. See Note 10 – Contingent Consideration and Note 12 – Discontinued Operations in the Notes to the Consolidated Financial Statements.

(c)

Basic and diluted income (loss) per share are determined separately for each quarter. As a result, the sum of the quarterly amounts may differ from the annual amounts disclosed in the consolidated financial statements due to the use of different weighted average numbers of shares outstanding.

(d)

At December 31, 2014, basic income per common share was calculated using a weighted average common share total of 51,190,589, while diluted income per common share was calculated using a weighted average common share total of 51,219,970, as the RSUs had a dilutive impact during the three months ended December 31, 2014. However, the dilutive impact did not change the income per common share value, as basic and diluted net income per common share were both calculated as $0.31.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying 2014 consolidated financial statements and notes thereto, which are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All of the following amounts are expressed in U.S. dollars unless otherwise indicated.

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

The following factors, among others, including those described under Item 1 A. Risk Factors in this Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our continued pursuit of strategic alternatives, or our decision to discontinue such pursuit, and the uncertainty of whether we will be successful in our efforts;

•

unanticipated negative effects of our strategic restructuring in 2012 and 2013, including our significant reduction in workforce and disposition of our Visudyne business and punctal plug delivery system technology (“PPDS Technology”);

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials including the anticipated timing to commence future clinical trials of QLT091001;

•	the anticipated timing of regulatory submissions for QLT091001, including the timing and outcome of our evaluation of a potential submission to the EMA for conditional approval;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates;

•	our ability to successfully develop and commercialize our synthetic retinoid program;

•	whether we pursue or obtain a potential partnering agreement for our synthetic retinoid program;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to obtain and, if applicable, maintain, orphan drug designations and/or qualification as a new chemical entity for our synthetic retinoid;

•

receipt of the full Laser Earn-Out Payment, which is currently subject to a dispute with Valeant, and receipt of all or part of the other contingent consideration pursuant to the Valeant Agreement, which is based on future sales of Visudyne outside of the United States and sales attributable to any new indications for Visudyne approved by the FDA;

•	receipt of all or part of the contingent consideration pursuant to the asset purchase agreement with Mati related to Mati’s successful development and sales of products based on our PPDS Technology;

•	our ability to effectively market and sell any future products;

•	changes in estimates of prior years’ tax items and results of tax audits by tax authorities; and

•	unanticipated future operating results.

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

Overview

Strategic Restructuring

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. On July 9, 2012, as a result of a comprehensive business and portfolio review by our Board of Directors (the “Board”), we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of the Company, over the course of 2012 and 2013 we completed the sale of our Visudyne® business to Valeant Pharmaceuticals International, Inc. (“Valeant”) and the sale of our PPDS Technology to Mati Therapeutics Inc. (“Mati”). As a result of these divestitures, we significantly reduced our workforce by approximately 180 employees. Our remaining employees are focused on the development of QLT091001.

In connection with the restructuring, following the departure of Robert Butchofsky, the Company’s former President and Chief Executive Officer, on August 2, 2012, the Board formed an Executive Transition Committee to perform the function of the Chief Executive Officer on an interim basis while the Board determined the resources and management necessary to pursue the Company’s new strategy. On October 23, 2014, Dr. Geoffrey F. Cox, a director of QLT, was appointed Interim Chief Executive Officer and the Executive Transaction Committee was concurrently disbanded. Following the resignation of Sukhi Jagpal as Chief Financial Officer, effective on January 26, 2015, Glen Ibbott was appointed Interim Chief Financial Officer of QLT.

Over the course of 2013 and 2014, the Company met with the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials. We also conducted a Phase IIa trial of QLT091001 for the treatment of impaired dark adaptation (“IDA”) to investigate the safety and efficacy of the drug in a larger patient population.

In parallel with our continued development efforts on QLT091001, in November 2013 we commenced a review of strategic alternatives for the Company and engaged Credit Suisse Securities (USA) LLC (“Credit Suisse”) to act as our financial advisor.

Terminated Merger Transaction with Auxilium Pharmaceuticals, Inc.

Following our review of strategic alternatives, on June 25, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). The Merger Agreement contemplated a business combination, through a stock transaction, whereby AcquireCo would be merged with and into Auxilium; AcquireCo’s corporate existence would then subsequently cease; and Auxilium would continue as the surviving corporation (the “Merger”). On the date of the closing of the Merger, Auxilium would have become an indirect wholly owned subsidiary of QLT (the “Combined Company”) and Auxilium stockholders would have received common shares representing approximately 76% of the Combined Company, subject to certain adjustments.

On October 8, 2014, the Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc to acquire all of the issued and outstanding shares of Auxilium (the “Endo Proposal”) and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million (the “Termination Fee”). On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, QLT paid Credit Suisse a fee of $5.7 million (the “Breakup Fee”) in connection with the termination of the Merger Agreement. The financial advisory services agreement with Credit Suisse was subsequently terminated.

During the year ended December 31, 2014, QLT incurred consulting and transaction fees of $10.2 million, which includes the $5.7 Breakup Fee discussed above. These transaction fees have been reflected as part of the Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive loss.

In light of the termination of the Merger Agreement, in December 2014 we engaged Greenhill & Co., LLC (“Greenhill”) to act as our financial advisor and began to re-assess the Company’s strategic options.

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

Visudyne®

On September 24, 2012, we completed the sale of our only commercial product, Visudyne, to Valeant. Pursuant to the asset purchase agreement between the Company and Valeant (the “Valeant Agreement”), we sold all of our assets related to our Visudyne business, including the Qcellus laser then under development by us and certain other photodynamic therapy intellectual property. Upon closing we received a payment of $112.5 million, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (“Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (“Novartis”), which we transferred to Valeant in connection with the sale, or from other third-party sales of Visudyne outside of the United States (“U.S.”); and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. During 2014 and 2013, we did not receive any contingent consideration related to annual net royalties payable to Valeant pursuant to the Novartis Agreement in respect of the sale of Visudyne outside of the U.S.

On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with respect to the Qcellus laser. While we believe that the $5.0 million Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full.

As at December 31, 2014, the $2.0 million estimated fair value of the $20.0 million of aggregate potential contingent payments represents the fair value of the $5.0 million Laser Earn-Out Payment adjusted for the increased uncertainty and collection risk associated with the passage of time as well as potential collection costs. Furthermore, as at December 31, 2014, the $2.0 million estimated fair value of the Laser Earn-Out Payment was reclassified from current to non-current accounts receivable on our consolidated balance sheet. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil.

In connection with the sale of our Visudyne business, we entered into a transition services agreement with Valeant, pursuant to which we provided transition services with respect to the Qcellus laser and Visudyne business. In the third quarter of 2013, we completed all of our transition services under our transition services agreement with Valeant related to Visudyne, the commercial sale of Visudyne, and obtaining FDA approval of the Qcellus laser through the PMA process.

Eligard

On October 1, 2009, we divested the Eligard line of products to TOLMAR Holding, Inc. (“Tolmar”) as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement dated October 1, 2009 (the “2009 Stock Purchase Agreement”), we were entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreement with Sanofi Synthelabo Inc. (“Sanofi”) for the commercial marketing of Eligard in the U.S. and Canada (the “Sanofi License”), and the license agreement with MediGene Aktiengesellschaft (“MediGene”), which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd. (“Astellas”), for the commercial marketing of Eligard in Europe (the “Astellas License”). In accordance with the terms of the stock purchase agreement, we were entitled to these payments until the earlier of (i) our receipt of $200.0 million of such payments or (ii) October 1, 2024. As at December 31, 2014, the $200.0 million of such consideration has been collected in full and no further amounts are outstanding.

Effective March 17, 2014, QLT entered into a consent and amendment agreement (the “Consent and Amendment Agreement”) to the 2009 Stock Purchase Agreement with Tolmar, under which Tolmar obtained our consent to consummate certain transactions that would affect the Sanofi License described above. Pursuant to the terms of the Consent and Amendment Agreement, in exchange for our consent, we received $17.0 million on March 17, 2014 as pre-payment and full satisfaction of the remaining contingent consideration owing with respect to potential royalties under the Sanofi License. All remaining amounts owing under the Astellas license were collected in full by the end of August 2014.

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

Contingent Consideration

When contingent consideration assets arise, they are measured at fair value and revalued at the end of each reporting period. Furthermore, fair value changes are reported as part of Other (Expense) Income related to continuing operations. Fair value changes in contingent consideration are positively impacted by the passage of time, since all remaining expected cash flows are closer to collection, thereby increasing their present value. Fair value changes in contingent consideration are also impacted by the projected amount and timing of expected future cash flows as well as the cost of capital used to discount these cash flows.

As at December 31, 2014, the $5.0 million Laser Earn-Out Payment is recorded in accounts receivable on our consolidated balance sheet at its estimated fair value of $2.0 million (2013 – $4.0 million) to reflect the collection risk associated with the Valeant dispute discussed under the Sales of Assets and Discontinued Operations – Visudyne section above. During the year ended December 31, 2014, we recorded a $2.0 million decrease in the estimated fair value of the Laser Earn-Out Payment to account for the increased uncertainty and collection risk associated with the passage of time and potential collection costs.

Our previous contingent consideration assets relate to the sale of our Visudyne business and QLT USA. As at December 31, 2013, the fair value of contingent consideration related to our sale of QLT USA was $36.6 million. To estimate the fair value of contingent consideration at December 31, 2013, we used a discounted cash flow model based on estimated timing and amount of future cash flows, discounted using a cost of capital of 9% for the contingent consideration related to the Eligard royalties determined by management after considering available market and industry information. Future cash flows were estimated based on historical sales data, expected competition and current exchange rates. A 1% increase in the discount rate applied would have resulted in a $0.2 million decrease to the contingent consideration related to the sale of QLT USA, from $36.6 million to $36.4 million. If estimated future sales of Eligard had decreased by 10%, the contingent consideration related to the sale of QLT USA would have decrease by $0.3 million, from $36.6 million to $36.3 million.

Stock-Based Compensation

Accounting Standards Codification (“ASC”) topic 718 requires stock-based compensation to be recognized as compensation expense in the statement of earnings based on their fair values on the date of the grant, with the compensation expense recognized over the period in which a grantee is required to provide services in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards as well as any awards modified, repurchased or cancelled after the adoption date.

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

For the year ended December 31, 2014, stock-based compensation expense of $1.4 million was expensed as follows: $0.8 million to research and development costs, $0.6 million to selling, general and administrative costs, and nil to discontinued operations. The weighted average assumptions used to value the options granted during 2014 included: volatility of 42.4%, a 6.8 year expected life, and a 1.6% risk-free interest rate.

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

We record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. There is inherent uncertainty in quantifying income tax positions. We have recorded tax benefits for those tax positions where it is more likely than not that a tax benefit will be sustained upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Note 13 – Income Taxes in Notes to the Consolidated Financial Statements.

Recently Issued and Recently Adopted Accounting Standards

See Note 3 – Significant Accounting Policies in Notes to the Consolidated Financial Statements for a discussion of recently adopted and new accounting pronouncements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

The following table presents our net income (loss) for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(In thousands of U.S. dollars, except per share data)	2014	2013	2012

Net (loss) income and comprehensive (loss) income	$(4,071)	$(24,871)	$45,698

Basic and diluted net (loss) income per common share	$(0.08)	(0.49)	0.91

Detailed discussion and analysis of our results of operations are as follows:

Expenses

Research and Development

During the year ended December 31, 2014, R&D expenditures from continuing operations were $13.8 million compared to $18.5 million for the same period in 2013. The $4.7 million (25%) decrease was primarily due to higher costs incurred in 2013 related to our LCA and RP Phase Ib retreatment study, which was substantially completed in 2013, and savings realized in 2014 related to the continuing impact of our 2012 workforce reduction and other restructuring activities. These R&D expenditure decreases were partially offset by higher costs incurred in 2014 related to our preparatory activities for the QLT 091001 proposed pivotal trial, IDA study, and higher stock based compensation expense associated with certain stock options granted for incentive and retention purposes.

During the year ended December 31, 2013, R&D expenditures from continuing operations were $18.5 million compared to $24.6 million for the same period in 2012. The $6.1 million (25%) decrease was primarily due to: (i) $4.8 million of savings resulting from our 2012 workforce reduction and lower spending on our synthetic retinoid program QLT091001, and (ii) the $1.2 million impact of the accelerated vesting of certain stock options recorded in 2012 in connection with the election of a new Board of Directors on June 4, 2012.

R&D expenditures related to our former Visudyne business and PPDS Technology are presented as discontinued operations on the Consolidated Statements of Operations and Comprehensive (Loss) Income. For additional discussion on these expenditures, refer to the Income from Discontinued Operations, Net of Income Taxes section below and Note 12 – Discontinued Operations in the Notes to the Consolidated Financial Statements for the year ended December 31, 2014.

Total cumulative costs incurred through December 31, 2014 related to QLT091001 were $108.2 million.

For a more detailed description of our significant development programs, refer to the Research and Development and Our Products in Development sections under Item 1 of this Report.

Selling, General and Administrative Expenses

During the year ended December 31, 2014, selling, general and administration (“SG&A”) expenses were $16.8 million compared to $7.0 million for the same period in 2013. The $9.8 million (141%) increase was primarily due to the following factors: $10.2 million of consulting and transaction fees related to the proposed Merger with Auxilium (see the Terminated Merger Transaction with Auxilium Pharmaceuticals, Inc. section above), general consulting fees incurred in connection with our review of other strategic alternatives, stock based compensation expense associated with certain stock options granted for incentive and retention purposes, and contractual severance benefits triggered by the November 26, 2014 resignation of QLT’s Chief Financial Officer, Sukhi Jagpal. These cost increases were partially offset by net overall savings realized in 2014 related to the continuing impact of our 2012 workforce reduction and other restructuring activities.

During the year ended December 31, 2013, SG&A expenses were $7.0 million compared to $15.1 million for the same period in 2012. The $8.1 million (54%) decrease was primarily due to: (i) $6.9 million of savings resulting from our 2012 workforce reduction, a decrease in discretionary spending and other restructuring activities; and (ii) higher compensation expense incurred in 2012 related to the $1.2 million impact of the accelerated vesting of certain stock options and directors’ deferred stock units in connection with the election of a new Board of Directors on June 4, 2012.

Depreciation

During the years ended December 31, 2014, 2013 and 2012, depreciation expense was $0.9 million, $1.0 million and $1.2 million, respectively. The progressive decreases in depreciation expense are primarily due to regular wear and tear as well as the continuing impact of the 2012 $1.1 million impairment write-down of certain property, plant and equipment during the 2012 strategic restructuring.

Restructuring charges

During the year ended December 31, 2012, we restructured our operations to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees were affected by the restructuring. Severance and support provisions were made to assist these employees with outplacement. The cumulative cost of the restructuring to date is $19.6 million (December 31, 2013 – $18.9 million, December 31, 2012 – $16.9 million). As at December 31, 2014, annualized operating savings specifically related to the workforce reduction were approximately $21.8 million (CAD $25.3 million).

Effective December 18, 2013, we entered into a letter agreement with Dr. Alexander R. Lussow, the Company’s Senior Vice President, Business Development and Commercial Operations, in which we, among other things, agreed to terminate his employment on either March 31, 2014, April 30, 2014 or May 31, 2014, at the Company’s discretion. The letter agreement also confirmed that, upon such termination, Dr. Lussow would be entitled to certain severance benefits as defined under his Change of Control Letter, dated June 30, 2006, between QLT and Dr. Lussow (the “2006 Change of Control Agreement”) which resulted from the change of control that occurred at the Company’s 2012 annual general meeting of shareholders. Dr. Lussow was terminated on May 31, 2014 and we recorded a charge of $0.7 million in connection with his severance and termination benefits which were fully paid out on May 30, 2014.

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

Termination Fee

In connection with the termination of the Merger Agreement, on October 9, 2014 Auxilium paid QLT a $28.4 million Termination Fee.

Other (Expense) Income

Net Foreign Exchange Losses

For the years ended December 31, 2014, 2013 and 2012, net foreign exchange losses represent the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See the Liquidity and Capital Resources: Interest and Foreign Exchange Rates section below.

Interest Income

During the years ended December 31, 2014, 2013 and 2012, interest income was $0.1 million, $0.2 million and $0.2 million, respectively.

Fair Value Change in Contingent Consideration

Assets recognized in connection with contingent consideration owed to QLT related to previous divestitures are estimated, measured and recorded at the present value of future expected payments. Fair value changes primarily arise from the following factors: accretion; cash collected during the period, which decreases the balance of future expected cash flows owed to us; and changes in the projected amount and timing of the expected future cash flows.

During the year ended December 31, 2014, we recorded a net fair value loss of $0.5 million and during the years ended December 31, 2013 and 2012 we recorded net fair value gains of $2.9 million and $8.2 million, respectively.

Related to the Sale of QLT USA, Inc.

During the year ended December 31, 2014, we received $38.1 million of proceeds and recorded a $1.5 million fair value gain (referred to above) related to the contingent consideration associated with our previous sale of QLT USA. Similarly, during the years ended December 31, 2013 and 2012, we received $38.7 million and $37.1 million of proceeds and recorded $4.1 million and $8.4 million of fair value gains, respectively. The year-over-year declines in these fair value gains were primarily driven by the impact of cash collected during the period, which decreased the balance of future expected cash flows owed to us.

As at December 31, 2014, we do not expect to record any further fair value gains or losses given that the final amount of Eligard related contingent consideration was collected in August 2014 and no further amounts remain outstanding as at December 31, 2014.

Related to the Sale of Visudyne

As a result of the dispute with Valeant described under the Sale of Assets and Discontinued Operations – Visudyne section above, during the year ended December 31, 2014, we recorded a $2.0 million decrease in the estimated fair value of the Laser Earn-Out Payment to account for the increased uncertainty and collection risk associated with the passage of time as well as potential collection costs.

During the year ended December 31, 2013, we recorded a $0.8 million decrease in the estimated fair value of our contingent consideration pertaining to the Laser Earn-Out Payment to reflect our assessment of collection risk at that time. In addition to the $0.8 million fair value decrease described above, we also recorded a net $0.5 million decrease in the estimated fair value of our contingent consideration related to a revision in our estimate of potential future net royalties owing.

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

During the year ended December 31, 2014, we incurred a loss of $0.1 million from discontinued operations, which primarily consisted of certain residual costs related to the former sale of our Visudyne business.

During the year ended December 31, 2013, income from discontinued operations, net of taxes, was $1.0 million and primarily consisted of a $1.1 million gain derived from the sale of our PPDS Technology. For more information refer to the Sales of Assets and Discontinued Operations section above and Note 12 – Discontinued Operations in Notes to the Consolidated Financial Statements.

During the year ended December 31, 2012, income from discontinued operations, net of taxes, was $88.0 million compared to $1.0 million reported in 2011. The increase was driven by a pre-tax gain of $101.4 million on the divestment of our Visudyne business during the third quarter of 2012. See Note 12 – Discontinued Operations in the Notes to the Consolidated Financial Statements.

Income Taxes

As at December 31, 2014, our provision for uncertain tax positions was $0.4 million compared to $1.8 million as at December 31, 2013. The $1.4 million decrease was primarily due to the expiration of the statute of limitations applicable to certain tax positions taken on uncertain tax matters in prior years. This change in our provision for uncertain tax positions resulted in a $1.0 million balance sheet reclassification adjustment to additional-paid-in capital and a $0.4 million income tax recovery related to the reversal of the associated interest that was previously accrued. A related deferred income tax asset was also reversed, which resulted in a balance sheet reclassification adjustment of $0.2 million to additional-paid-in capital.

During the year ended December 31, 2014, the $0.2 million income tax recovery from continuing operations primarily relates to the recovery associated with the reversal of interest expense discussed above. This recovery was partially offset by the tax impact of gains from fair value changes in our previous Eligard related contingent consideration asset balance and interest accrued on uncertain tax positions. The 2014 provision also reflects that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures.

During the year ended December 31, 2013, the provision for income taxes related to continuing operations was $0.6 million. The provision primarily relates to the current period gain on the fair value change of our Eligard related contingent consideration. In addition, the provision also reflected our position of having insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

During the year ended December 31, 2012, we recorded a net income tax recovery from continuing operations of $3.9 million. The recovery primarily related to the recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of Visudyne to Valeant, we benefited from a portion of our operating losses from continuing operations.

During the year ended December 31, 2014, the provision for income taxes related to discontinued operations was nil.

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

As at December 31, 2014 and 2013, our respective net deferred tax assets were nil and $0.3 million, respectively. The 2013 net deferred tax asset is primarily related to contingent consideration, and other temporary differences against which a valuation allowance was not applied.

As at December 31, 2014 and 2013, we had a full valuation allowance applied against specific tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 13 – Income Taxes in Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

General

As at December 31, 2014, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, and future consulting and advisory fees we expect to incur in connection with the exploration of strategic alternatives.

However, factors that may affect our future capital availability or requirements may include: expenses incurred in connection with the exploration and pursuit of future financial and/or strategic alternatives; returns of capital to shareholders, including future share repurchases or cash distributions; the status of competitors and their intellectual property rights; levels of future sales of Visudyne and the receipt of certain future contingent consideration under the Valeant agreement, the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to the commercialization of our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

There is no guarantee that our future liquidity and capital resources will be sufficient to service our operating needs and financial obligations. In this event, our business could be materially and adversely affected and the Company would be required to seek other financing alternatives.

Sources and Uses of Cash

We finance operations, product development and capital expenditures primarily through existing cash and sales of assets.

Cash Provided by (Used in) Operating Activities

During the year ended December 31, 2014, cash provided by operating activities was $0.5 million compared to $25.8 million of cash used in the same period in 2013. The $26.3 million increase in operating cash flows was primarily attributable to the following factors:

•

A positive cash flow variance related to the $28.4 million Termination Fee received from Auxilium on October 9, 2014 in connection with the termination of the Merger Agreement (for more information refer to the Terminated Merger Transaction with Auxilium Pharmaceuticals, Inc. section above;

•	A positive cash flow variance of $2.9 million from lower spending on restructuring costs;

•	A positive operating cash flow variance from $8.8 million of lower operational spending associated with our 2012 restructuring initiatives;

•	A negative cash flow variance of $10.2 million associated with consulting and transaction fees paid in 2014 in connection with the proposed Merger with Auxilium;

•	A negative operating cash flow variance related to the fair value change in contingent consideration of $2.6 million;

•	A negative operating cash flow variance of $0.6 million related to the reversal of certain liabilities recorded for uncertain tax positions; and

•	A negative operating cash flow variance from other income items of $0.4 million.

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

Cash Provided by Investing Activities

During the year ended December 31, 2014, cash flows provided by investing activities primarily consisted of $36.6 million of Eligard related contingent consideration received in connection with our previous sale of QLT USA (see the Sale of Assets and Discontinued Operations – Eligard section above for additional information) and $0.1 million of net proceeds related to the sale of certain property, plant and equipment.

During the year ended December 31, 2013, cash flows provided by investing activities consisted of $34.6 million of contingent consideration received in connection with our previous sale of QLT USA, Inc. and $8.5 million of proceeds from the sale of discontinued operations, which includes: (i) $7.5 million of proceeds released from escrow as described in the Sale of Assets and Discontinued Operations – Visudyne section above; (ii) $0.8 million of proceeds related to the sale of our PPDS Technology; and (iii) $0.2 million of proceeds from the sale of certain assets and property, plant and equipment, that was previously designated as held for sale. These cash inflows were partially offset by $0.2 million of capital expenditures.

During the year ended December 31, 2012, cash flows provided by investing activities consisted of $101.5 million of net proceeds from the sale of Visudyne; $28.9 million of contingent consideration collected; $5.9 million of proceeds from collection of a mortgage receivable; $0.5 million of proceeds related to the 90-day option granted to Mati to acquire assets related to our PPDS Technology; and $0.3 million of proceeds related to the out-license and sale of certain non-core assets. These cash inflows were partially offset by $0.9 million of capital expenditures.

Cash Provided By (Used in) Financing Activities

During the year ended December 31, 2014, cash flows provided by financial activities consisted of $0.5 million of proceeds received in connection with the issuance of common shares for stock options exercised.

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

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2014, we had $156.0 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 14 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at December 31, 2014, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At December 31, 2014 and 2013, we had no outstanding forward foreign currency contracts.

Contractual Obligations

In the normal course of business, we enter into purchase commitments related to daily operations. In addition, we have entered into operating lease agreements related to office space and office equipment. The minimum annual commitments related to these agreements are as follows:

	Payments due by period
Contractual Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands of U.S. dollars)

Operating Leases (2)	$580	$580	$—	$—	$—

Purchase Obligations (3)	1,750	1,750	—	—	—

Milestone Obligations (4)	1,000	—	1,000	—	—

Total	$3,330	$2,330	$1,000	$—	$—

(1)

At December 31, 2014, we had approximately $0.4 million of long-term liabilities associated with uncertain tax positions. At this time, we are unable to make a reasonably reliable estimate of the timing of these future payments, if any, due to uncertainties in the timing of future outcomes of tax audits that may arise. As a result, uncertain tax liabilities are not included in the table above.

(2)	Operating leases consist of our lease of office space and photocopiers.

(3)

In accordance with U.S. GAAP, these purchase obligations relate to expected future expenditures that are not reflected on our Consolidated Balance Sheet as at December 31, 2014. Total purchase obligations of $1.8 million consist of $1.1 million in ongoing research contracts with third-party organizations and $0.7 million in other outstanding purchase commitments related to the normal course of business. Although all of our material research contracts with third-party organizations are cancellable, we do not intend to cancel such contracts. These amounts reflect commitments based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.

(4)

We have also committed to make potential future milestone payments to certain third parties as part of our licensing, development, and purchase agreements. Payments under these arrangements generally become due and payable upon achievement of certain developmental, regulatory or commercial milestones. Where the achievement of these milestones is probable, we have included them in the table above. For more information refer to Note 16 – Contingencies, Commitments and Guarantees – Milestone and Royalty Obligations under the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 and Item 1. Business – Our Products in Development, QLT091001- Synthetic Retinoid Program of this Report on Form 10-K.

Off-Balance Sheet Arrangements

In connection with the sale of assets and businesses, we provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2014, no amounts have been accrued in connection with such indemnities.

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

U.S. Federal Income Tax Information

Special U.S. federal income tax rules apply to “U.S. Holders” (as defined below) of stock of a “passive foreign investment company” (a “PFIC”). As previously disclosed, the Company believes, but cannot offer any assurance, that it was classified as a PFIC for one or more taxable years prior to 2000, and that it was not a PFIC during any of the taxable years from the taxable year ended December 31, 2000 through the taxable year ended December 31, 2007. The Company further believes that it was a PFIC for the taxable years ended December 31, 2008 through 2014, which significantly impacts the U.S. federal income tax consequences to U.S. Holders. The Company is uncertain regarding its potential PFIC status for the taxable year ending December 31, 2015. The Company’s actual PFIC status for a given taxable year will not be determinable until the close of such year and, accordingly, no assurances can be given regarding the Company’s PFIC status in 2015 or any future year. See further discussion of the PFIC rules below. In addition, the following assumes that the common shares are held as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company believes that it may be deemed a PFIC for 2008 through 2014. Please be aware that the Company’s status as a PFIC can have significant adverse tax consequences for U.S. Holders.

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

Deemed Sale Election. If the Company is a PFIC for any year during which a U.S. Holder holds common shares, but the Company ceases in a subsequent year to be a PFIC (which could occur, for example, if the Company were a PFIC for 2014 but is not a PFIC for 2015), then a U.S. Holder can make a “purging” election, in the form of a deemed sale election, for such subsequent year in order to avoid the adverse PFIC tax treatment described above that would otherwise continue to apply because of the Company having previously been a PFIC. If such election is timely made, the U.S. Holder would be deemed to have sold the common shares held by the holder at their fair market value, and any gain from such deemed sale would be taxed as an excess distribution (as described above). The basis of the common shares would be increased by the gain recognized, and a new holding period would begin for the common shares for purposes of the PFIC rules. The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of the common shares. After the deemed sale election, the U.S. Holder’s common shares with respect to which the deemed sale election was made would not be treated as shares in a PFIC, unless the Company subsequently becomes a PFIC. A U.S. Holder may also be able to make a deemed sale election with respect to the Company’s subsidiaries that are PFICs, if any. The rules regarding deemed sale elections are very complex. U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election with regard to the Company and any subsidiaries.

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

PFIC Reporting Requirement. Unless otherwise provided by the U.S. Treasury, each U.S. person that is a direct or indirect shareholder of a PFIC is required to file an annual report on IRS Form 8621 containing such information as the U.S. Treasury may require. U.S. Holders should consult their tax advisors regarding any reporting requirements that may apply to them and the effect, if any, this reporting may have on their ownership and disposition of our common shares.

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

As of February 18, 2015, there were 51,255,700 common shares issued and outstanding, which totaled $467.3 million in share capital. As of February 18, 2015, we had 2,090,426 stock options outstanding of which 879,233 were exercisable at a weighted average exercise price of CAD $4.61 per share. Each stock option is exercisable for one common share. As of February 18, 2015, we had 64,000 RSU’s outstanding none of which are vested. Upon vesting, each RSU represents the right to receive one common share of the Company. As of February 18, 2015, we had 154,000 deferred stock units outstanding of which 106,944 are vested. The cash value of the deferred stock units outstanding as at February 18, 2015 is $0.4 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QLT Inc.

We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive (loss) income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE LLP

Chartered Accountants

Vancouver, BC

February 26, 2015

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars)

As at December 31,	2014	2013

ASSETS

Current assets

Cash and cash equivalents	$155,908	$118,521

Accounts receivable, net of allowances for doubtful accounts – current (Note 5)	363	4,590

Contingent consideration – current (Notes 10, 14)	—	36,582

Income taxes receivable	47	77

Deferred income tax assets – current (Note 13)	—	191

Prepaid and other	1,053	1,863

Total current assets	157,371	161,824

Accounts receivable – non-current (Notes 5, 10)	2,000	—

Property, plant and equipment (Note 6)	1,000	1,866

Deferred income tax assets – non-current (Note 13)	—	177

Total assets	$160,371	$163,867

LIABILITIES

Current liabilities

Accounts payable	$1,943	$2,609

Accrued liabilities (Note 7)	1,528	1,498

Accrued restructuring charge (Note 11)	—	130

Total current liabilities	3,471	4,237

Uncertain tax position liabilities (Note 13)	388	1,846

Total liabilities	3,859	6,083

SHAREHOLDERS’ EQUITY

Share capital (Note 9)

Authorized

500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series

Issued and outstanding

Common shares	$467,034	$466,229

December 31, 2014 – 51,199,922 shares

December 31, 2013 – 51,081,878 shares

Additional paid-in capital	97,838	95,844

Accumulated deficit	(511,329)	(507,258)

Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	156,512	157,784

Total shareholders’ equity and liabilities	$160,371	$163,867

CONTINGENCIES, COMMITMENTS AND GUARANTEES (NOTE 16)

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands of U.S. dollars except share and per share information)

Year ended December 31,	2014	2013	2012

Expenses

Research and development	$13,803	$18,509	$24,578

Selling, general and administrative (Note 4)	16,791	6,986	15,082

Depreciation	891	964	1,165

Restructuring charges (Note 11)	744	2,031	13,850

Termination Fee (Note 4)	(28,400)	—	—

	3,829	28,490	54,675

Operating loss	(3,829)	(28,490)	(54,675)

Other (expense) income

Net foreign exchange losses	(62)	(32)	(8)

Interest income	113	211	244

Fair value change in contingent consideration (Notes 10, 14)	(534)	2,865	8,215

Other gains	115	207	60

	(368)	3,251	8,511

Loss from continuing operations before income taxes	(4,197)	(25,239)	(46,164)

Recovery of (provision for) income taxes (Note 13)	192	(599)	3,900

Loss from continuing operations	(4,005)	(25,838)	(42,264)

(Loss) income from discontinued operations, net of income taxes (Note 12)	(66)	967	87,962

Net (loss) income and comprehensive (loss) income	$(4,071)	$(24,871)	$45,698

Basic and diluted net (loss) income per common share (Note 15)

Continuing operations	$(0.08)	$(0.51)	$(0.84)

Discontinued operations	(0.00)	0.02	1.75

Net (loss) income per common share	$(0.08)	$(0.49)	$0.91

Weighted average number of common shares outstanding (thousands)

Basic and diluted	51,126	50,909	50,112

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

Year ended December 31,	2014	2013	2012

Cash provided by (used in) operating activities

Net (loss) income and comprehensive (loss) income	$(4,071)	$(24,871)	$45,698

Adjustments to reconcile net (loss) income to net cash used in operating activities

Depreciation	891	964	1,254

Stock-based compensation and restricted stock based compensation	1,453	599	5,751

Unrealized foreign exchange losses	75	254	166

Deferred income taxes	(177)	730	1,779

Impairment of long-lived assets	—	64	1,056

Recovery on assets held for sale	—	(153)	—

Gain on sale of discontinued operations (Note 12)	—	(1,053)	(101,412)

Gain on sale of long-lived assets	—	(221)	(45)

Fair value change in contingent consideration (Notes 10, 14)	2,000	1,273	—

Changes in non-cash operating assets and liabilities

Accounts receivable	73	2,306	6,777

Inventories	—	—	361

Prepaid and other assets	810	(421)	888

Accounts payable	(607)	(2,916)	310

Income taxes receivable / payable	30	478	(265)

Accrued liabilities	108	(1,047)	(5,852)

Accrued restructuring	(130)	(1,803)	1,954

	455	(25,817)	(41,580)

Cash provided by investing activities

Net proceeds from sale of long-lived assets	115	102	767

Net proceeds from sale of discontinued operations (Note 12)	—	8,486	101,461

Purchase of property, plant and equipment	(25)	(223)	(892)

Proceeds from mortgage receivable	—	—	5,874

Proceeds from contingent consideration (Notes 10, 14)	36,582	34,599	28,845

Other	—	66	—

	36,672	43,030	136,055

Cash provided by (used in) financing activities

Common shares repurchased, including fees	—	(14,079)	(13,096)

Cash distribution paid to common shareholders (Note 9 (b))	—	(200,000)	—

Issuance of common shares	509	8,317	20,417

	509	(205,762)	7,321

Effect of exchange rate changes on cash and cash equivalents	(249)	(314)	(9)

Net increase (decrease) in cash and cash equivalents	37,387	(188,863)	101,787

Cash and cash equivalents, beginning of year	118,521	307,384	205,597

Cash and cash equivalents, end of year	$155,908	$118,521	$307,384

Supplementary cash flow information:

Income taxes paid	$—	$—	$392

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (1)	Total Shareholders’ Equity
	Shares	Amount

Balance at December 31, 2011	48,927,742	$458,118	$296,003	$(528,085)	$102,969	$329,005

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	4,408,867	29,666	(8,257)			21,409

Stock-based compensation			5,902			5,902

Common share repurchase	(1,747,204)	(16,072)	2,376			(13,696)

Net income and comprehensive income				45,698		45,698

Balance at December 31, 2012	51,589,405	$471,712	$296,024	$(482,387)	$102,969	$388,318

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	1,183,952	9,978	(2,761)			7,217

Stock-based compensation			567			567

Restricted stock compensation			32			32

Common share repurchase (Note 9 (c))	(1,691,479)	(15,461)	1,982			(13,479)

Cash distribution to common shareholders at $3.92 per share (Note 9 (b))			(200,000)			(200,000)

Net loss and comprehensive loss				(24,871)		(24,871)

Balance at December 31, 2013	51,081,878	$466,229	$95,844	$(507,258)	$102,969	$157,784

Exercise of stock options, for cash, at prices ranging from CAD $4.54 to CAD $5.38 per share	104,044	750	(241)			509

Shares issued in connection with RSUs vested (Note 9 (f))	14,000	55	(55)			—

Uncertain tax position liability recovery (Note 13)			837			837

Stock-based compensation			1,394			1,394

Restricted stock compensation			59			59

Net loss and comprehensive loss				(4,071)		(4,071)

Balance at December 31, 2014	51,199,922	$467,034	$97,838	$(511,329)	$102,969	$156,512

(1)

At December 31, 2014, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar. See Note 3 – Significant Accounting Policies.

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Throughout this Annual Report on Form 10-K, the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, QLT Plug Delivery, Inc., QLT Therapeutics, Inc. and QLT Ophthalmics, Inc., unless otherwise stated.

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. Our core operations currently consist of clinical development programs dedicated to the development of our synthetic retinoid, QLT091001, for the treatment of certain age-related and inherited retinal diseases.

In parallel with continued development efforts on QLT091001, in November 2013 we announced that we commenced a review of strategic alternatives for the Company and engaged Credit Suisse to act as our financial advisor.

On June 25, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). On October 8, 2014, Auxilium terminated the Merger Agreement after receiving a proposal from Endo International plc (“Endo”), which was determined to be superior to the proposed merger arrangement with QLT, to acquire all of the issued and outstanding shares of Auxilium (the “Endo Proposal”). Due this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, Auxilium paid QLT a termination fee of $28.4 million on October 9, 2014. For more information, refer to Note 4 – Terminated Merger Transaction with Auxilium.

In light of the termination of the Merger Agreement, QLT’s board of directors and management team are currently reassessing and exploring the Company’s strategic options.

1.	BASIS OF PRESENTATION

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All amounts herein are expressed in U.S. dollars unless otherwise noted.

In accordance with Accounting Standards Codification (“ASC”) No. 205-20-Discontinued Operations, the results of operations relating to our former punctal plug drug delivery system technology (the “PPDS Technology”) and Visudyne business have been excluded from continuing operations and are reported as discontinued operations for all periods presented. See Note 12 – Discontinued Operations.

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position of QLT as at December 31, 2014 and the result of operations and cash flows for all periods presented.

2.	PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

3.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates include, but are not limited to, accounts receivable valuation provisions, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

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

The results of operations, including the gain on disposal for businesses that have been sold or are classified as held for sale, are excluded from continuing operations and reported as discontinued operations for all periods presented. Other than the provision of certain transition services described in Note 12 – Discontinued Operations, we have not had any significant continued involvement with the Visudyne business or the PPDS Technology following their sale. Amounts billed in connection with the provision of these transition services are included within discontinued operations.

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

Leasehold improvements are depreciated over their expected useful lives, which coincide with the lease term, except where the lease renewal is determined to be reasonably assured and failure to renew the lease would impose a significant penalty on the Company.

We evaluate our long-lived assets annually for potential impairment at year end. However, whenever specific events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable, we will perform these evaluations more frequently. An estimate of undiscounted future cash flows generated by the long-lived asset is compared to its carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values.

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

The Company has a Directors’ Deferred Share Unit Plan (“DDSU Plan”) for our directors. Given that vested Deferred Share Units (“DSUs”) are convertible to cash only; we recognize compensation expense for DSUs based on the market price of the Company’s stock. We also record an accrued liability to recognize the expected financial obligation related to the future settlement of these DSUs as they vest. Each reporting period, the expected obligation is revalued for changes in the market value of QLT’s common shares.

The Company issues Restricted Stock Units (“RSUs”) to its directors as consideration for their provision of future services as directors. Restricted stock-based compensation expense is measured based on the fair value market price of QLT’s common shares on the grant date and is recognized over the requisite service period, which coincides with the vesting period. RSUs can only be exchanged and settled for QLT’s common shares, on a one-to-one basis, upon vesting.

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

Income Taxes

Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of deferred net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient capital gains and taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Changes in valuation allowances are included in our tax provision, or discontinued operations in the period of change.

Contingent Consideration

Historic contingent consideration asset balances arose from our former sales of QLT USA and our Visudyne business. As at the balance sheet dates reflected, contingent consideration was measured at fair value. Contingent consideration was revalued at each reporting period and changes were included in continuing operations on the consolidated statement of operations and comprehensive (loss) income. See Note 10 – Contingent Consideration and Note 14 – Financial Instruments and Concentration of Credit Risk.

Contingencies Related to Legal Proceedings

We record a liability in the consolidated financial statements for litigation related matters when a loss is considered probable and the amount can be reasonably estimated. If the loss is not probable or a range cannot reasonably be estimated, no liability is recorded in the consolidated financial statements.

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed in accordance with the treasury stock method, which uses the weighted average number of common shares outstanding during the period and also includes the dilutive effect of common shares potentially issuable from outstanding stock options and RSUs.

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

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11- Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires companies to present an unrecognized tax benefit or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss, a similar tax loss, or a tax credit carryforward, unless certain conditions exist. This update was effective for public entities for years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard in the first quarter of 2014 did not have a significant impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

On April 10, 2014, FASB issued ASU No. 2014-08 – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, only disposals of a component representing a strategic shift in operations, that has or will have a major impact on the Company’s operations or financial results, should be classified as discontinued operations. Additionally, the ASU requires expanded disclosures regarding the assets, liabilities, cash flows, income and expenses of discontinued operations. ASU No. 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Management is currently assessing the impact of ASU No. 2014-08 on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers. This update removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this update supersedes the revenue recognition requirements in Topic 605 – Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. This update also supersedes some cost guidance included in Subtopic 605-35 – Revenue Recognition – Construction-Type and Production-Type Contracts. ASU No. 2014-09 is effective for public entities with reporting periods beginning after December 15, 2016. Early adoption is not permitted. Based on management’s current assessment, ASU No. 2014-09 is not expected to impact QLT’s consolidated financial statements.

On August 27, 2014, FASB issued ASU No. 2014-15 – Presentation of Financial Statements – Going Concern – Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern. The new guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The update also provides guidance on when and how reporting entities should disclose going concern uncertainties in their financial statements. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Management does not expect ASU No. 2014-15 to significantly impact QLT’s consolidated financial statements.

On January 9, 2015, FASB issued ASU No. 2015-01 – Extraordinary Items. The new guidance eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the ASU No. 2015-01, an entity is no longer permitted to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU No. 2015-01 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Management does not expect ASU No. 2015-01 to significantly impact QLT’s consolidated financial statements.

4.	TERMINATED MERGER TRANSACTION WITH AUXILIUM

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

On October 8, 2014, the Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc to acquire all of the issued and outstanding shares of Auxilium and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, we paid Credit Suisse a breakup fee of $5.7 million (the “Breakup Fee”) in connection with the termination of the Merger Agreement. Our financial advisory services agreement with Credit Suisse was subsequently terminated.

During the year ended December 31, 2014, QLT incurred consulting and transaction fees of $10.2 million in connection with the Merger Agreement with Auxilium. The $10.2 million of transaction fees, which includes the $5.7 million Breakup Fee discussed above, has been reflected in Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

5.	ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	2014	2013

Accounts receivable – Laser Earn-Out Payment (a)	$2,000	$4,000

Accounts receivable – Other	363	590

	$2,363	$4,590

(a)

Accounts receivable relates to a milestone payment owing from Valeant related to the receipt of the premarket approval application (“PMA”) supplement for the Qcellus laser from the U.S. Food and Drug Administration (“FDA”) on September 26, 2013. As at December 31, 2013, the estimated $4.0 million fair value of this milestone payment was classified as a current accounts receivable balance. Due to the increase in collection risk associated with the passage of time, the estimated fair value of this milestone payment was decreased to $2.0 million and the balance was reclassified to non-current accounts receivable on the December 31, 2014 consolidated balance sheet. Refer to Note 10 – Contingent Consideration and Note 14 – Financial Instruments and Concentration of Credit Risk for more information.

6.	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2014
(In thousands of U.S. dollars)	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$464	$395	$69

Office furnishings, fixtures, and other	258	236	22

Research equipment	3,485	2,749	736

Computer hardware and operating system	11,408	11,235	173

	$15,615	$14,615	$1,000

	December 31, 2013
(In thousands of U.S. dollars)	Cost	Accumulated Depreciation	Net Book Value

Leasehold improvements	$464	$292	$172

Office furnishings, fixtures, and other	258	192	66

Research equipment	3,461	2,184	1,277

Computer hardware and operating system	11,408	11,057	351

	$15,591	$13,725	$1,866

During the year ended December 31, 2014 and 2013, we recorded impairment charges of nil and $0.1 million, respectively, related to certain property, plant and equipment that was no longer in use.

In connection with our 2012 restructuring, we impaired $1.1 million of property, plant and equipment used for activities which were eliminated pursuant to our restructuring. The impairment charge was recognized in 2012 in the restructuring charges line – see Note 11 – Restructuring Charges.

7.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	December 31, 2014	December 31, 2013

Compensation	$1,136	$1,211

Directors’ Deferred Share Units compensation (“DDSU”)	392	265

Other	—	22

	$1,528	$1,498

8.	FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility (as amended, the “Facility”) with HSBC Bank of Canada for the sole purpose of entering into foreign exchange contracts. The Facility allows us to enter into maximum of $12.5 million in forward foreign exchange contracts for terms up to one month and a maximum of $10.0 million for spot foreign exchange contracts.

The Facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At December 31, 2014 and 2013, no collateral was pledged as security for this facility given that we did not have any foreign exchange transactions outstanding.

9.	SHARE CAPITAL

(a)	Authorized Shares

There were no changes to the authorized share capital of QLT for the years ended December 31, 2014 and 2013.

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

Options expire automatically on the earlier of (i) the date on which such option is exercised in respect of all of the common shares that may be purchased under the Plan, and (ii) the expiration date fixed by the Compensation Committee at the granting of such options, which date will not be more than ten years from the date of grant. Options that would otherwise expire within, or within two business days after the end of, a “black-out” period established by QLT will not expire until the tenth business day after the earlier of the end of such black-out period or, provided the black-out period has ended, the expiry date. In the event of termination of service, death or disability, stock options or RSUs are subject to early termination pursuant to the specific terms of each applicable award agreement. Generally, unvested options cease to vest immediately on termination of service and vested options terminate 90 days after termination of service. Unvested RSUs are automatically forfeited, terminated and cancelled immediately on termination of service without payment of any further consideration by the Company.

Exercise Price. The exercise price of options granted is determined by the Compensation Committee, but is in no event less than the closing price of our common shares on the Toronto Stock Exchange (“TSX”) on the date of grant. RSUs may be granted pursuant to the Plan with no consideration required from the participant.

Vesting. Vesting provisions applicable to awards are determined on the grant date at the discretion of the Compensation Committee. Options granted in the past have generally vested over terms ranging from six (6) months to thirty-six (36) months. RSU grants to date have only been awarded to our directors and vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company. In certain circumstances, such as a change of control, the vesting provisions applicable to unvested options and RSUs may be accelerated subject to the Compensation Committee and/or board’s discretion and approval.

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

As at December 31, 2014, options to purchase an aggregate total of 2,101,760 million common shares were outstanding under the Plan and exercisable in the future at prices ranging between CAD $4.08 and CAD $7.23 per common share.

Stock option activity with respect to our Plan is presented below:

(In CAD dollars)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2011	6,048,197	5.44

Granted	889,250	7.06

Exercised	(4,408,867)	4.82

Forfeited and expired	(1,112,564)	8.12

Outstanding at December 31, 2012	1,416,016	6.25

Granted	1,312,000	4.76

Exercised	(1,183,952)	7.99

Forfeited and expired	(136,535)	6.28

Outstanding at December 31, 2013	1,407,529	4.94

Granted	840,150	4.15

Exercised	(104,044)	5.35

Forfeited and expired	(41,875)	5.10

Outstanding at December 31, 2014	2,101,760	4.60	8.68

Exercisable at December 31, 2014	817,780	5.07	7.63

As of December 31, 2014, the number of options issued and outstanding under the Plan represents 4.1% (2013 – 2.8%, 2012 – 2.7%) of the issued and outstanding common shares.

On December 17, 2014, the Board of Directors granted 690,150 stock options. These stock options vest and become exercisable in thirty-six (36) successive and equal monthly installments from the grant date. Furthermore, they are subject to a ten (10) year expiration period and have an exercise price of CAD $4.08 per common share, which is equal to the closing price of the Company’s common shares on the TSX on the date of grant.

On October 29, 2014, the Board of Directors granted 150,000 stock options to QLT’s Interim Chief Executive Officer, Geoffrey F. Cox. These stock options vest and become exercisable in six (6) successive and equal monthly installments from the grant date. Furthermore, they are subject to a ten (10) year expiration period and have an exercise price of CAD $4.47 per common share, which is equal to the closing price of the Company’s common shares on the TSX on the date of grant.

On November 22, 2013 the Board of Directors granted an aggregate of 350,000 stock options. Of these stock options, 325,000 vested and became exercisable in six (6) successive and equal monthly installments from the grant date and 25,000 vest and become exercisable in thirty-six (36) successive and equal monthly installments from the grant date. These options have a ten (10) year expiration term and an exercise price of CAD$5.38 per common share, which is equal to the closing price of the Company’s common shares on the TSX on the date of grant.

On July 15, 2013, the Board of Directors granted an aggregate of 962,000 stock options. These stock options vest and become exercisable in thirty-six (36) successive and equal monthly installments from the grant date. Furthermore, they are subject to a ten (10) year expiration term and have an exercise price of CAD $4.54 per common share, which is equal to the closing price of the Company’s common shares on the TSX on the date of grant.

The following weighted average assumptions (no dividends are assumed) were used to value stock options granted in each of the following years:

	2014	2013	2012

Annualized volatility	42.4%	46.0%	46.8%

Risk-free interest rate	1.6%	2.0%	1.0%

Expected life (years)	6.8	6.5	3.8

The weighted average grant date fair value of stock options granted during the year ended December 31, 2014 was CAD $1.87 (year ended December 31, 2013 – $2.28, year ended December 31, 2012 – $2.55).

The impact on our results of operations of recording stock option compensation for the years ended December 31, 2014, 2013, and 2012 is as follows:

(In thousands of U.S. dollars)	2014	2013	2012 (1)

Research and development	$840	$358	$1,537

Selling, general and administrative	554	209	1,783

Discontinued operations	—	—	2,431

Stock-based compensation expense before income taxes	1,394	567	5,751

Related income tax benefits	—	—	(539)

Stock-based compensation, net of income taxes	$1,394	$567	$5,212

(1)

Approximately $4.3 million of the 2012 stock-based compensation expense relates to the accelerated vesting of 1,670,306 stock options in connection with the change in control resulting from the election of a new Board of the Directors at the Company’s annual meeting of shareholders on June 4, 2012.

As at December 31, 2014, 1,283,980 stock options were unvested (2013 – 1,150,197; 2012 – 143,965). As at December 31, 2014, the total estimated unrecognized compensation cost related to unvested stock options and the expected weighted average periods over which such costs are expected to be recognized is as follows:

			December 31, 2014

Unrecognized estimated compensation costs (in thousands of U.S. dollars)			2,021

Expected weighted average period of recognition of compensation cost (in months)			30.64

Expected weighted average period of compensation cost to be recognized (in years)			2.20

The aggregate intrinsic values of options outstanding and exercisable as at December 31, 2014, 2013 and 2012 are as follows:

(In thousands of CAD dollars)	2014	2013	2012

Aggregate intrinsic value of options outstanding	$487	$1,572	$2,192

Aggregate intrinsic value of options exercisable	48	224	2,083

New common shares are issued upon exercise of stock options. The intrinsic value of stock options exercised and the related cash from exercise of stock options during the years ended December 31, 2014, 2013 and 2012 are as follows:

(In thousands of U.S. dollars)	2014	2013	2012

Intrinsic value of stock options exercised	$46	$2,171	$13,184

Cash from exercise of stock options	509	7,217	21,409

(e)	Deferred Share Units

Under the DDSU Plan, at the discretion of the Board of Directors, directors can receive all or a percentage of their equity-based compensation in the form of DSUs. DSUs vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the grant date. A vested DSU can only be settled by conversion to cash (no share is issued), and is automatically converted after the director ceases to be a member of the Board unless the director is removed from the Board for just cause. Prior to conversion, the value of each DSU, at any point in time, is equivalent to the latest closing price of QLT’s common shares on the TSX on that trading day. When converted to cash, the value of a vested DSU is equivalent to the closing price of a QLT common share on the trading day immediately prior to the conversion date. On July 15, 2013, 88,000 DSUs were issued to directors in accordance with the terms of the DDSU Plan. None were issued in 2014.

DSU activity is presented below.

Number of DSUs

Outstanding at December 31, 2011	330,000

Granted	88,000

Redeemed	(330,000)

Cancelled	—

Outstanding at December 31, 2012	88,000

Granted	88,000

Redeemed	(6,111)

Cancelled	(15,889)

Outstanding at December 31, 2013	154,000

Outstanding at December 31, 2014	154,000

Vested at December 31, 2014	98,389

The obligation to settle DSUs in cash is recorded as a liability in our financial statements and is marked-to-market at the end of each reporting period. See Note 7 – Accrued Liabilities. Cash payments under the DDSU Plan during the years ended December 31, 2014, 2013 and 2012 were as follows:

(In thousands of U.S. dollars)	2014	2013 (2)	2012 (1)

Cash payments under the DDSU plan	$—	$28	$2,523

(1)

On June 4, 2012, a new Board of Directors was elected at the Company’s annual shareholders’ meeting. As a result, upon departure of the previous Board of Directors, $2.5 million was paid out to these former directors in accordance with the terms of the DDSU Plan.

(2)	In connection with Vicente Anido Jr.’s resignation from the Board of Directors effective November 9, 2013, the Company paid $0.03 million to Mr. Anido in accordance with the terms of the DDSU Plan.

The impact on our results of operations of recording DSU compensation for the years ended December 31, 2014, 2013 and 2012 is as follows:

(In thousands of U.S. dollars)	2014	2013	2012 (1)

Research and development	$49	$77	$246

Selling, general and administrative	111	129	580

Deferred share unit compensation expense	$160	$206	$826

(1)

The DSU compensation for the year ended December 31, 2012 includes $0.3 million related to accelerated vesting of 42,500 DSUs held by the previous Board of Directors in connection with the election of a new Board of Directors at the Company’s annual meeting of shareholders on June 4, 2012 and consequent departure of the previous Board of Directors.

(f)	Restricted Stock Units

(In thousands of U.S. dollars)	2014	2013

Research and development	$22	$13

Selling, general and administrative	37	20

Restricted stock unit compensation expense	$59	$33

On December 17, 2014 and July 15, 2013, 36,000 and 48,000 RSUs were issued to directors, respectively, under the Plan in consideration of their provision of future services as directors. The RSUs vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

Restricted stock-based compensation expense for each set of RSUs is measured at fair value based on the market price of QLT’s common shares on the grant date. The weighted average grant date fair value of the RSUs granted during the year ended December 31, 2014 was CAD $4.08 (December 31, 2013 – CAD $4.54). The full cost of the restricted stock-based compensation expense is being recognized over the three year vesting period, which is the requisite service period. During the year ended December 31, 2014, we recognized $0.02 million (December 31, 2013 – $0.01 million) and $0.04 million (December 31, 2013 – $0.02 million) of restricted stock based compensation expense related to RSUs in research and development expense and selling, general and administrative expense, respectively.

On December 15, 2014, the date of QLT’s Annual General Meeting, 14,000 RSUs vested and 14,000 shares were issued to the Company’s directors.

On November 9, 2013, 6,000 RSUs were cancelled in connection with Vicente Anido Jr.’s resignation from the Board of Directors. As at December 31, 2014, 64,000 (December 31, 2013 – 42,000) RSUs remain unvested. As at December 31, 2014, the total estimated unrecognized compensation cost related to RSUs was $0.2 million (December 31, 2013 – $0.2 million) and the weighted average period over which such costs are expected to be recognized is 2.34 years (December 31, 2013 – 2.54 years).

10.	CONTINGENT CONSIDERATION

Related to the Sale of QLT USA, Inc.

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”) to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement with Tolmar dated October 1, 2009 (the “Tolmar Agreement”), we received $20.0 million on closing, $10.0 million on October 1, 2010 and were entitled to certain consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada (the “Sanofi License”), and the license with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe (the “Astellas License”). In accordance with the terms of the Tolmar Agreement, we were entitled to these payments until the earlier of (i) our receipt of $200.0 million of such payments or (ii) October 1, 2024. As at December 31, 2014 the cumulative $200.0 million (2013 – $162.0 million, 2012 – $123.3 million) of such consideration has been collected in full and no further amounts are outstanding (2013 – $38.0 million, 2012 – $76.7 million).

Effective March 17, 2014, QLT entered into a consent and amendment agreement (the “Consent and Amendment Agreement”) to the Tolmar Agreement, under which Tolmar obtained our consent to consummate certain transactions that would affect the Sanofi License described above. Pursuant to the terms of the Consent and Amendment Agreement, in exchange for our consent, we received $17.0 million on March 17, 2014 as pre-payment and full satisfaction of the remaining contingent consideration owing with respect to potential royalties under the Sanofi License.

During the year ended December 31, 2014, proceeds received from the collection of contingent consideration totaled $38.1 million (2013 – $38.7 million, 2012 – $37.1 million). Approximately $36.6 million of these proceeds have been reflected as cash provided by investing activities in the consolidated statements of cash flows (2013 – $34.6 million, 2012 – $28.9 million, 2011). The remaining $1.5 million of proceeds (2013 – $4.1 million, 2012 – $8.4 million) was recognized as the fair value increase in contingent consideration on the consolidated statement of operations and comprehensive (loss) income and is therefore reflected in the net (loss) income and comprehensive (loss) income line as part of the cash used in operating activities in the consolidated statements of cash flows.

Related to the Sale of Visudyne

On September 24, 2012, we completed the sale of our Visudyne business to Valeant. Pursuant to the asset purchase agreement with Valeant (the “Valeant Agreement”), we received a payment of $112.5 million at closing, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the United States Food and Drug Administration (the “FDA”).

On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and on October 10, 2013, we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant has disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with regard to the Qcellus laser. While we believe that the $5.0 million Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of any dispute is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full.

As at December 31, 2014, the $5.0 million Laser Earn-Out Payment is recorded in accounts receivable on our consolidated balance sheet at its estimated fair value of $2.0 million (December 31, 2013 – $4.0 million) to reflect the collection risk associated with the Valeant dispute discussed above. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil.

We received no proceeds related to the collection of the contingent consideration for the sale of Visudyne during the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, we recorded a $2.0 million decrease in the estimated fair value of the Laser Earn-Out Payment to account for the increased uncertainty and collection risk associated with the passage of time as well as potential collection costs. Furthermore, as at December 31, 2014, the $2.0 million estimated fair value of the Laser Earn-Out Payment was reclassified from current to non-current accounts receivable. During the year ended December 31, 2013, we recorded a $0.8 million decrease in the fair value of our contingent consideration pertaining to the Laser Earn-Out Payment to reflect our assessment of collection risk at that time. In addition, we also recorded a net $0.5 million decrease in the fair value of our contingent consideration related to a revision in our estimate of potential future net royalties owing and a negligible fair value increase related to accretion. In 2014, the $2.0 million fair value decrease was reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the consolidated statements of cash flows (2013 – $1.3 million; 2012 – nil).

The above contingent consideration payments related to the sale of QLT USA and our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 12 – Discontinued Operations and Note 14 – Financial Instruments and Concentration of Credit Risk.

Related to the Sale of the PPDS Technology

On April 3, 2013, we completed the sale of our PPDS Technology to Mati pursuant to the terms of our asset purchase agreement with Mati (the “Mati Agreement”). On December 24, 2012, we entered into an exclusive option agreement with Mati, under which we granted Mati a 90-day option to acquire assets related to our PPDS technology in exchange for $0.5 million. Upon receipt of this payment, we recorded it as deferred income and recognized the $0.5 million rateably into income over the 90 day option term in accordance with our obligation to maintain the related intellectual property during that period. In accordance with the terms of the Mati Agreement, we received an additional payment of approximately $0.8 million upon closing. Furthermore, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. Under the terms of the Mati Agreement, we did not have any significant ongoing involvement in the operations or cash flows related to the PPDS Technology other than minor transition services which we provided. The activities related to transition services were complete as at September 30, 2013.

11.	RESTRUCTURING CHARGES

In July 2012 we restructured our operations in order to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees were affected by the restructuring to date. Severance and support provisions were made to assist these employees with outplacement. During the year ended December 31, 2014, 2013 and 2012, we recorded $0.7 million, $2.0 million and $16.9 million of restructuring charges, respectively.

Effective December 18, 2013, we entered into a letter agreement with Alexander R. Lussow, the Company’s Senior Vice President, Business Development and Commercial Operations, in which we, among other things, agreed to terminate him on either March 31, 2014, April 30, 2014 or May 31, 2014, at the Company’s discretion. Effective May 31, 2014, Dr. Lussow’s employment with QLT was terminated. During the years ended December 31, 2014 and 2013, we recognized $0.7 million and $0.1 million, respectively, in connection with the cost of Dr. Lussow’s severance and termination benefits.

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Asset Write-downs	Contract Termination Costs(2)	Other	Total

Balance at December 31, 2012	$1,354	$—	$579	$—	$1,933

Restructuring charge	1,542	—	266	223	2,031

Foreign exchange	—	—	—	—	—

Cash payments	(2,880)	—	(942)	(223)	(4,045)

Discontinued operations	114	(304)	97	—	(93)

Non-cash portion	—	304	—	—	304

Balance at December 31, 2013	$130	$—	$—	$—	$130

Restructuring charge	666	—	78	—	744

Foreign exchange	(5)	—	—	—	(5)

Cash payments	(791)	—	(78)	—	(869)

Discontinued operations	—	—	—	—	—

Non-cash portion	—	—	—	—	—

Balance at December 31, 2014	$—	$—	$—	$—	$—

(1)	Costs include severance, termination benefits, and outplacement support.

(2)	Costs include lease costs related to excess office space.

12.	DISCONTINUED OPERATIONS

The results of operations relating to both our former PPDS Technology and Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented below:

(In thousands of U.S. dollars)	2014	2013		2012

Total revenues	$—	$—		$25,475

Recovery on (write-down of) assets held for sale	—	153		(1,056	)(1)

Operating pre-tax (loss) income	(66)	149		(7,643)

Gain on sale of discontinued operations	—	1,053	(2)	101,412	(3)

Pre-tax (loss) income (4)	(66)	1,202		93,769

Provision for income taxes	—	(235)		(5,807	)(5)

Net (loss) income from discontinued operations	$(66)	$967		$87,962

(1)

During the year ended December 31, 2012, we recorded a $1.1 million impairment charge on certain property, plant and equipment that was eliminated pursuant to our restructuring (see Note 11 – Restructuring Charges).

(2)

During the year ended December 31, 2013, the net gain on sale of discontinued operations of $1.1 million represents total proceeds of $1.2 million related to the sale of our PPDS Technology to Mati in April 2013, net of the $0.2 million carrying value of certain equipment sold, which was previously classified as held for sale, and a negligible amount of transaction fees.

(3)	During the year ended December 31, 2012, the net gain of $101.4 million relates to the gain on the sale of our Visudyne business to Valeant in September 2012.

(4)

The results for the years ended December 31, 2014, 2013, and 2012 include operating pre-tax losses of nil, $0.4 million, and $18.8 million, respectively, related to our PPDS Technology. The remaining amounts of pre-tax operating income (losses) relate to Visudyne.

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

13.	INCOME TAXES

Loss from continuing operations before income taxes is as follows:

(In thousands of U.S. dollars)	2014	2013	2012

Canada	$(4,197)	$(25,239)	$(46,272)

United States	—	—	108

Loss from continuing operations before income taxes	$(4,197)	$(25,239)	$(46,164)

The components of the income tax recovery (provision) were as follows:

(In thousands of U.S. dollars)	2014	2013	2012

Canada	$192	$(599)	$4,205

United States	—	—	(305)

Recovery of (provision for) income taxes	$192	$(599)	$3,900

(In thousands of U.S. dollars)	2014	2013	2012

Current income taxes	$—	$—	$5,347

Deferred income taxes	192	(599)	(1,447)

Recovery of (provision for) income taxes	$192	$(599)	$3,900

Differences between our statutory income tax rates and our effective income tax rates applied to the pre-tax loss consists of the following:

(In thousands of U.S. dollars)	2014	2013	2012

Loss from continuing operations before income taxes	$(4,197)	$(25,239)	$(46,164)

Canadian statutory tax rates	26.00%	25.75%	25.00%

Expected income tax recovery	1,091	6,499	11,541

Net decrease (increase) in valuation allowance	731	(6,717)	(10,127)

Non-taxable portion of capital gains	230	608	1,083

Tax recovery of undistributed earnings of affiliates	—	—	2

Foreign tax rate differences	—	—	(16)

Investment tax credits	1,628	990	2,249

Stock-based compensation	(377)	(154)	(794)

Changes in tax rates	—	145	1

Non-taxable (deductible) expenditures	1,752	(1,834)	558

Changes in uncertain tax positions	(4,793)	(97)	(91)

Other	(70)	(39)	(506)

Recovery of (provision for) income taxes	$192	$(599)	$3,900

During the year ended December 31, 2014, the $0.2 million income tax recovery from continuing operations primarily relates to the reversal of interest accrued on uncertain tax positions which decreased in 2014 due to the expiration of the statute of limitations. This recovery was partially offset by the tax impact of gains from fair value changes in our previous Eligard related contingent consideration asset balance and interest accrued on uncertain tax positions.

During the year ended December 31, 2013, the provision for income taxes from continuing operations was $0.6 million. The provision primarily relates to the 2013 gain on the fair value change of our Eligard related contingent consideration.

During the year ended December 31, 2012, we recorded a net income tax recovery from continuing operations of $3.9 million. The recovery primarily related to the recognition of the tax benefit of our operating losses from continuing operations. As a result of the sale of Visudyne to Valeant, we benefited from a portion of our operating losses from continuing operations.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized in the years ended December 31, 2014, 2013 and 2012.

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of the deferred income tax assets and deferred income tax liabilities are presented as follows:

(In thousands of U.S. dollars)	2014	2013

Deferred tax assets

Net operating loss carryforwards	$43,746	$40,730

Contingent consideration	—	190

Research and development tax credit carryforwards	11,986	10,356

Capital loss carryforwards	37,138	37,153

Depreciable and amortizable assets	2,030	7,410

Other temporary differences	195	355

Total gross deferred income tax assets	95,095	96,194

Less: valuation allowance	(95,095)	(95,826)

Total deferred income tax assets	$—	$368

Less: current deferred income tax assets	—	(191)

Non-current deferred income tax assets	$—	$177

Deferred tax liabilities

Tax cost of undistributed earnings	$—	$(22)

Total deferred income tax liabilities	—	(22)

Net deferred income tax assets	$—	$346

As at December 31, 2014, our valuation allowance decreased primarily due to the utilization of certain deductible temporary differences applicable to amortizable assets. This decrease in our valuation allowance was partially offset by the impact of the ongoing development of our synthetic retinoid, which resulted in an increase in operating losses from continuing operations and an increase in our R&D tax credit carryforwards. The valuation allowance is reviewed periodically and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.

At December 31, 2014, we had approximately $169.4 million (2013 – $138.1 million) of total operating loss carryforwards, of which $134.2 million (2013 – $102.9 million) relates to Canada and $35.2 million (2013 – $35.2 million), relates to our U.S. subsidiaries. The loss carryforwards expire at various dates through 2034. We also had approximately $12.0 million (2013 – $10.4 million) of federal and state research and development credits available for carryforward of which approximately $1.3 million (2013 – $1.3 million) were generated by our U.S. subsidiaries. The research and development credit carryforwards expire at various dates through 2034. We also had approximately $285.7 million (2013 – $284.6 million) of capital loss carryforwards which carryforward indefinitely. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by the respective taxation authorities.

At December 31, 2014, we have determined that substantially all of the U.S. accumulated operating loss carryforwards of $35.2 million (2013 – $35.2 million) and research and development credits of $1.3 million (2013 – $1.3 million) are subject to utilization limitations due to changes in ownership during 2012. As a result of this limitation, it is expected that substantially all of these deferred tax assets will expire before they can be utilized by the U.S. subsidiaries.

The following table summarizes the activity related to our uncertain tax position liabilities:

(In thousands of U.S. dollars)	2014	2013	2012

Balance as at January 1	$1,846	$1,875	$1,732

Increases related to current year tax positions	5,169	—	—

Changes in tax positions of a prior period	11	(29)	143

Expiration of the statute of limitations	(1,469)	—	—

Total uncertain tax position liabilities	$5,557	$1,846	$1,875

Deferred tax assets available to offset uncertain tax position liabilities	(5,169)	—	—

Balance as at December 31	$388	$1,846	$1,875

As at December 31, 2014, our provision for uncertain tax positions was $0.4 million compared to $1.8 million as at December 31, 2013. The $1.4 million decrease was primarily due to the expiration of the statute of limitations applicable to certain tax positions taken on uncertain tax matters in prior years. During the year ended December 31, 2014, this change in our provision for uncertain tax positions resulted in a $1.0 million balance sheet reclassification adjustment to additional-paid-in-capital and a $0.4 million income tax recovery related to the reversal of associated interest that was previously accrued. A related deferred income tax asset was also reversed, which resulted in a balance sheet reclassification adjustment of $0.2 million to additional-paid-in capital.

In addition, during the year ended December 31, 2014, tax filing positions taken on certain transaction costs incurred resulted in a $5.2 million increase to the Company’s uncertain tax positions. Given that the $5.2 million potential liability is fully sheltered by our existing deferred tax assets, we have offset the liability on our consolidated balance sheet in accordance with ASU No. 2013 – 11.

During the year ended December 31, 2013, there were no significant changes to our provision for uncertain tax positions. If recognized in future periods, the provision for uncertain tax positions would not affect our effective tax rate given that we have sufficient deferred tax assets to offset the impact. In addition, we recognize potential accrued interest and penalties related to uncertain tax position liabilities within our income tax provision.

QLT and its subsidiaries file income tax returns and pay income taxes in jurisdictions where we determine we are subject to tax. In jurisdictions in which QLT and its subsidiaries determine that we are not subject to tax and do not file income tax returns, we cannot provide assurance that tax authorities in those jurisdictions will not select one or more tax years for examination. While the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination does not generally expire until several years after the loss carryforwards are utilized. We are subject to routine tax credit, tax refund and tax return audits by tax authorities. Our major tax jurisdictions are Canada and the U.S. With few exceptions, QLT and its subsidiaries should not be subject to Canadian income tax examinations in respect of taxation years before 2009 and U.S. income tax examinations in respect of taxation years before 2010.

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

The following tables provide information about our assets and liabilities as at December 31, 2014 and 2013 that are measured at fair value on a recurring basis:

	As at December 31, 2014
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$155,908	$—	$—	$155,908

Accounts receivable – Laser Earn-Out Payment (1)	—	—	2,000	2,000

Total	$155,908	$—	$2,000	$157,908

	As at December 31, 2013
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$118,521	$—	$—	$118,521

Accounts receivable – Laser Earn-Out Payment (1)	—	—	4,000	4,000

Contingent consideration (2)	—	—	36,582	36,582

Total	$118,521	$—	$40,582	$159,103

(1)

Represents the estimated fair value of the Laser Earn-Out Payment as described in Note 10 – Contingent Consideration. The fair value of the Laser Earn-Out Payment was estimated using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected.

(2)	To estimate the fair value of contingent consideration we used a discounted cash flow model based on estimated timing and amount of future cash flows.

As at December 31, 2013, we discounted the future cash flows using cost of capital rates of 9% for the contingent consideration related to Eligard. Cost of capital rates were selected based on available market and industry information. Future cash flows were estimated by utilizing external market research to estimate market size, to which we applied market share, pricing and foreign exchange assumptions based on historical sales data, expected competition and current exchange rates. If the discount rate were to increase by 1%, the contingent consideration related to the sale of QLT USA would have decreased by $0.2 million, from $36.6 million to $36.4 million. If estimated future sales of Eligard had decreased by 10%, the contingent consideration related to the sale of QLT USA would have decreased by $0.3 million, from $36.6 million to $36.3 million.

The following table represents a reconciliation of our contingent consideration assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA	Related to Sale of Visudyne	Total

Balance at December 31, 2012	$71,195	$5,214	$76,409

Transfers / Additions to Level 3	—	—	—

Transfer to Accounts Receivable	—	(3,956)	(3,956)

Settlements	(38,693)	—	(38,693)

Fair value change in contingent consideration	4,080	(1,258)	2,822

Balance at December 31, 2013	$36,582	$—	$36,582 (1)

Transfer to Accounts Receivable	(9,989)	—	(9,989)

Settlements	(28,059)	—	(28,059)

Fair value change in contingent consideration	1,466	—	1,466

Balance at December 31, 2014	$—	$—	$—

(1)	Comprised of $36.6 million as current portion of contingent consideration and nil as the long-term portion of contingent consideration on the Consolidated Balance Sheet.

As of each of December 31, 2014 and 2013, we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents and accounts receivable. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

15.	NET (LOSS) INCOME PER SHARE

The following table sets out the computation of basic and diluted net (loss) income per common share:

(In thousands of U.S. dollars, except share and per share data)	2014	2013	2012

Numerator:

Loss from continuing operations	$(4,005)	$(25,838)	$(42,264)

(Loss) income from discontinued operations, net of income taxes	(66)	967	87,962

Net (loss) income	(4,071)	(24,871)	45,698

Denominator: (thousands)

Weighted average common shares outstanding	51,126	50,909	50,112

Basic and diluted net (loss) income per common share

Continuing operations	(0.08)	(0.51)	(0.84)

Discontinued operations	(0.00)	0.02	1.75

Net (loss) income per common share	$(0.08)	$(0.49)	$0.91

At December 31, 2014, there were 2,101,760 stock options outstanding (2013 – 1,407,529, 2012 – 1,416,016) and 64,000 RSUs outstanding (2013 – 42,000, 2012 – nil), that were not included in the computation of net (loss) income per common share, as to do so would have been antidilutive for the period presented.

16.	CONTINGENCIES, COMMITMENTS AND GUARANTEES

(a)	Contingencies

From time to time we are subject to legal proceedings that arise in the ordinary course of business. There are currently no material pending legal proceedings.

(b)	Commitments and Guarantees

Lease Obligations

We currently have an operating lease commitment for office space, which expires on August 31, 2015. Under the terms of this operating lease, we are obligated to pay QLT’s pro-rata share of the building’s operating expenses. Estimated operating lease payments for office space and office equipment over the next five years are summarized as follows:

Year ending December 31,
(In thousands of U.S. dollars)

2015	$580

2016	—

2017	—

2018	—

2019 and thereafter	—

Total	$580

Rent expense was $0.5 million in 2014, $1.4 million in 2013, and $2.9 million in 2012.

Milestone and Royalty Obligations

We are committed to make potential future milestone payments to third parties as part of our various licensing, development and purchase agreements. Payments under these arrangements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. As at December 31, 2014, no amounts have been accrued in connection with such milestones.

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

In connection with the sale of assets and businesses, we provided indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2014, no amounts have been accrued in connection with such indemnities.

Termination Obligations

On November 26, 2014, the Company’s Chief Financial Officer, Sukhi Jagpal, tendered his resignation in order to pursue other opportunities. Mr. Jagpal’s last effective day was January 26, 2015. Under the terms of his amended and restated employment agreement dated November 5, 2012, Mr. Jagpal was entitled to the following severance benefits upon 60 days prior written notice of his resignation: (a) 12 months’ base salary in a lump sum payment at the time of termination, (b) payment of salary and bonus earned to the date of termination as if all individual goals for that year have been achieved but not exceeded and all corporate goals, if any, calculated using the average percentage of the 3 years immediately preceding the year in which Mr. Jagpal’s employment is terminated, and (c) an amount equal to the registered retirement savings plan matching payments Mr. Jagpal would otherwise have been eligible to receive until his termination date and from his termination date to the last day of his 12 month severance period. As at December 31, 2014, we recognized $0.3 million for severance and termination obligation owing to Mr. Jagpal, which was paid out in full on January 30, 2015.

17.	SEGMENT INFORMATION

We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthalmology. Our chief operating decision makers review our operating results on a company-wide basis and manage our operations as a single operating segment. As at December 31, 2014, all of our property, plant and equipment is located in Canada.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Interim Chief Executive Officer and the Interim Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Annual Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective under circumstances where our disclosure controls and procedures should reasonably be expected to operate effectively.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f). Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and the Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Deloitte LLP, the independent registered public accounting firm that audited our December 31, 2014 consolidated annual financial statements, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QLT Inc.

We have audited the internal control over financial reporting of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE LLP

Chartered Accountants

Vancouver, Canada February 26, 2015

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2014, and such information is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2014, and such information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2014, and such information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2014, and such information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item will be contained in our Proxy Statement, which we intend to file within 120 days following our fiscal year end, December 31, 2014, and such information is incorporated herein by reference.

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

Schedule II – Valuation and Qualifying Accounts for the Years ended December 31, 2014, 2013 and 2012.

Deferred tax asset valuation allowance

(In thousands of U.S. dollars)

Year	Balance at beginning of year	Additions charged to costs and expenses	Write-offs and provision reduction	Balance at end of year

2014	$95,826	$9,986	$(10,717)	$95,095

2013	78,590	17,624	(388)	95,826

2012	80,465	10,273	(12,148)	78,590

Exhibits

The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2015

QLT INC.

By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glen Ibbott
Glen Ibbott Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

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

Exhibit		Description	Location

2.3		Agreement and Plan of Merger dated October 8, 2007 by and among QLT Inc., 3088923, Inc., ForSight Newco II, Inc. and the Stockholders Representatives named therein.(1)	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 8, 2007 and filed with the Commission on October 11, 2007.

2.4		Purchase Agreement dated June 6, 2008 by and between QLT USA, Inc. and Allergan Sales, LLC.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

2.5		Stock Purchase Agreement dated October 1, 2009 between QLT Inc. and TOLMAR Holding, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 1, 2009 and filed with the Commission on October 7, 2009.

2.6		Agreement and Plan of Merger, dated as of June 25, 2014, among Auxilium Pharmaceuticals, Inc., QLT Inc., QLT Holding Corp. and QLT Acquisition Corp.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 26, 2014 and filed with the Commission on June 26, 2014.

3.0		Articles of QLT Inc. dated May 25, 2005.	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on June 1, 2005.

10.6	*	QLT 2000 Incentive Stock Plan (as amended and restated effective April 25, 2013).	Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 22, 2013.

10.23	*	Deferred Share Unit Plan For Non-Employee Directors.	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.38		Settlement Agreement dated March 2, 2007 between QLT Inc. and Massachusetts Eye and Ear Infirmary.(1)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.44		QLT Guarantee dated June 6, 2008.	Exhibit 10.44 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

Exhibit	Description	Location

10.45	Sale and Purchase Agreement dated May 15, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. as amended by each of: an Amending Agreement dated July 4, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., an Amended and Restated Sale and Purchase Agreement dated July 11, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Third Amending Agreement dated July 16, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fourth Amending Agreement dated July 18, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fifth Amending Agreement dated July 23, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Sixth Amending Agreement dated July 25, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Second Amended and Restated Sale and Purchase Agreement dated July 30, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. and an Eighth Amending Agreement dated August 7, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Ltd.	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.48	Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement dated October 16, 2009 between QLT Inc. and Novartis Pharma AG.	Exhibit 10.48 to the Company’s Current Report on Form 8-K dated October 16, 2009 and filed with the Commission on October 22, 2009.

10.54	Co-Development Agreement dated effective as of April 4, 2006 by and between QLT Inc. and Retinagenix, LLC, as amended by letter agreements dated August 10, 2006, September 11, 2008 and October 20, 2010 between QLT Inc. and Retinagenix, LLC. (1)	Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Exhibit		Description	Location

10.64		Asset Purchase Agreement between the Company and Valeant dated September 21, 2012.(1)	Exhibit 10.65 to the Company’s Current Report on Form 8-K dated September 21, 2012 and filed with the Commission on September 27, 2012.

10.65		Transition Services Agreement between the Company and Valeant dated September 24, 2012.(1)	Exhibit 10.65 to the Company’s Current Report on Form 8-K dated September 21, 2012 and filed with the Commission on September 27, 2012.

10.67	*	Amended and Restated Employment Agreement between the Company and Sukhi Jagpal, dated as of November 5, 2012.	Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and filed with the Commission on November 7, 2012.

10.68		Option Agreement between the Company and Mati Therapeutics Inc., dated December 24, 2012.(1)	Exhibit 10.68 to the Company’s Current Report on Form 8-K/A dated December 24, 2012 and filed with the Commission on May 23, 2013.

10.69	*	Letter Agreement between the Company and Sukhi Jagpal dated February 27, 2013.	Exhibit 10.69 to the Company’s Current Report on Form 8-K dated February 27, 2013 and filed with the Commission on March 5, 2013.

10.70		Asset Purchase Agreement between the Company and Mati Therapeutics Inc., dated April 3, 2013.(1)	Exhibit 10.70 to the Company’s Current Report on Form 8-K dated April 3, 2013 and filed with the Commission on April 9, 2013.

10.71	*	Form of Amended and Restated 2000 Incentive Stock Plan Employee Stock Option Award.	Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2013 and filed with the Commission on August 1, 2013.

10.72	*	Form of Amended and Restated 2000 Incentive Stock Plan Director Stock Option Award.	Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2013 and filed with the Commission on August 1, 2013.

10.73	*	Form of Amended and Restated 2000 Incentive Stock Plan Restricted Stock Unit Award.	Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2013 and filed with the Commission on August 1, 2013.

10.74	*	Letter Agreement between the Company and Alexander R. Lussow effective as of December 18, 2013.	Exhibit 10.74 to the Company’s Current Report on Form 8-K dated December 18, 2013 and filed with the Commission on December 20, 2013.

10.75	*	Letter Agreement between QLT and Sukhi Jagpal dated July 17, 2014	Exhibit 10.75 to the Company’s Current Report on Form 8-K dated July 17, 2014 and filed with the Commission on July 23, 2014.

10.76	*	Employment Agreement, effective as of January 5, 2015, by and between the Company and Glen Ibbott	Exhibit 10.76 to the Company’s Current Report on Form 8-K dated January 5, 2015 and filed with the Commission on January 5, 2015.

10.77	*	Employment Agreement between QLT Inc. and Geoffrey F. Cox dated October 23, 2014	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2014 and filed with the Commission on October 28, 2014.

Exhibit		Description	Location

10.78	*	Form of employee stock option grant to Geoffrey F. Cox	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2014 and filed with the Commission on October 28, 2014.

11		Statement re: computation of per share earnings.	Filed herewith.

21		Subsidiaries of QLT Inc.	Filed herewith.

23		Consent of Deloitte LLP.	Filed herewith.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Dr. Geoffrey F. Cox, Interim Chief Executive Officer (Principal Executive Officer).	Filed herewith.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Glen Ibbott, Interim Chief Financial Officer (Principal Financial and Accounting Officer).	Filed herewith.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Dr. Geoffrey F. Cox, Interim Chief Executive Officer (Principal Executive Officer).	Filed herewith.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Glen Ibbott, Interim Chief Financial Officer (Principal Financial and Accounting Officer).	Filed herewith.

101.

The following financial statements from the QLT Inc. Annual Report on Form 10K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”):

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

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of QLT Inc. do hereby constitute and appoint Dr. Geoffrey F. Cox and Glen Ibbott, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable QLT Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Annual Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dr. Geoffrey F. Cox Dr. Geoffrey F. Cox	Director and Interim Chief Executive Officer (Principal Executive Officer)	February 26, 2015

/s/ Glen Ibbott Glen Ibbott	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015

/s/ Jason M. Aryeh Jason M. Aryeh	Chairman of the Board of Directors and Director	February 26, 2015

/s/ Jeffrey Meckler Jeffrey Meckler	Director	February 26, 2015

/s/ John Kozarich John Kozarich	Director	February 26, 2015

/s/ Stephen Sabba Stephen Sabba	Director	February 26, 2015

/s/ John C. Thomas, Jr. John C. Thomas, Jr.	Director	February 26, 2015