Form 10-K/A
period 2014-12-31
QLT INC/BC
filed 2015-04-30
CIK 827809

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

As of April 15, 2015 the registrant had 51,255,700 outstanding common shares.

QLT INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2014

EXPLANATORY NOTE

QLT Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on February 26, 2015 (the “Initial Filing”), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Initial Filing by including information required by Part III
(Items 10, 11, 12, 13 and 14).

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

Directors

Jason M. Aryeh, age 46, is the Chairman of the Board and a Director of QLT (since 2012) and serves as the Chairman of the Corporate Governance and Nominating Committee. Currently, Mr. Aryeh is the Founder and Managing General Partner of JALAA Equities, LP (since 1997), a private hedge fund focused on the biotechnology and specialty pharmaceutical sector. Mr. Aryeh also serves on the Board of Directors of Ligand Pharmaceuticals Incorporated (“Ligand”) (since 2006), a public biotechnology company, CorMatrix Cardiovascular, Inc. (“CorMatrix”) (since 2010), a privately-held medical device company, and the Cystic Fibrosis Foundation’s Therapeutics Board (since 2011). Previously, Mr. Aryeh served as a Director of both Nabi Biopharmaceuticals, prior to its merger with Biota Pharmaceuticals, Inc. (“Biota”) in November 2012, and of Myrexis, Inc. (2011 to 2013), both of which are public biotechnology companies. Mr. Aryeh earned a B.A. in economics, with honors, from Colgate University, and is a member of the Omnicron Delta Epsilon Honor Society in economics.

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

Dr. Geoffrey F. Cox, Ph.D., age 71, is a Director of QLT (since 2012) and Interim CEO (since October 23, 2014). Dr. Cox has extensive pharmaceutical and biotechnology experience holding a broad range of senior management and board positions with private and public companies. Dr. Cox remains the Principal of Beacon Street Advisors LLC (formed in 2013) which provides corporate, operational and organizational strategic advice and interim management support to life sciences companies, but is working full time for QLT. Previously, he was a partner with Red Sky Partners LLC, a life sciences consulting firm (from 2011 to 2013). Dr. Cox served as a Director (2000 to 2012) and the Non-Executive Chairman (2007 to 2012) of Nabi Biopharmaceuticals prior to its merger with Biota in 2012 and continues to serve as a Director of Biota, a public anti-infective drug development company. He also served as a Director of Gallus Biopharmaceuticals LLC (2011 to 2014), a biologics contract manufacturing and development company, and currently serves as a Director of Lakewood-Amedex LLC (since 2013), a company developing novel antibiotics and RNA silencing technology. Dr. Cox was Chairman, President and CEO of GTC Biotherapeutics Inc. (now rEVO Biologics) (2001 to 2010), a company focused on the development of recombinant therapeutic proteins, including proteins for the treatment of rare diseases, using transgenic animal production technology. Prior to 2001, Dr. Cox was Executive VP, Operations, of Genzyme Corporation and later Chairman, President and CEO of Aronex Pharmaceuticals Inc. Dr. Cox is a past Chairman and current member of the Board of the Massachusetts Biotechnology Council. He previously served on the Board of the Biotechnology Industries Association and as a member of its Health Governing and Emerging Companies Sections. Dr. Cox received a B.Sc. (Hons) in biochemistry from the University of Birmingham, UK, and a Ph.D. in biochemistry from the University of East Anglia, UK.

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

Dr. John W. Kozarich, Ph.D., age 65, is a Director of QLT (since 2012) and Chairman of the Scientific Review Committee. Dr. Kozarich has over 35 years of experience in academic and pharmaceutical research. Currently, Dr. Kozarich is also Chairman and President of ActivX Biosciences, Inc. (since 2001), a wholly-owned subsidiary of the international pharmaceutical company KYORIN Pharmaceutical Co., Ltd.; Director and Chairman of Ligand (since 2003 and 2007, respectively), a public biotechnology company; a Director of Retrophin, Inc. (since 2015), a public biopharmaceutical company ; and a Senior Scientific Advisor to KinDex Therapeutics, Inc. (since 2009), a privately-held company developing molecules that modulate key metabolic regulatory networks. Dr. Kozarich was previously a Director of Corium International, Inc. (2006 to 2015), a public transdermal drug delivery company.

Dr. Kozarich is also an adjunct professor of chemical physiology at the Scripps Research Institute and previously held faculty positions at the University of Maryland and Yale University School of Medicine. He has authored over 150 primary scientific publications. Dr. Kozarich earned his B.S. in chemistry from Boston College (summa cum laude; Phi Beta Kappa), his Ph.D. in biological chemistry from the Massachusetts Institute of Technology, and was a National Institutes of Health postdoctoral fellow at Harvard University.

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

Jeffrey A. Meckler, age 48, is a Director of QLT (since 2012), Chairman of the Compensation Committee and a member of the Audit and Risk and Corporate Governance and Nominating Committees. Mr. Meckler has over 20 years of experience in the life sciences sector. Currently, Mr. Meckler is the Interim CEO and a Director of Cocrystal Pharma, Inc. (since March 2015 and 2014, respectively), a virology focused life sciences company. In addition, Mr. Meckler is Managing Director of The Andra Group (since 2009), a life sciences consulting firm that assists clients with strategic planning and business development. He is also a Director of Retrophin, Inc. (since 2014), which is a public biopharmaceutical company. Previously, Mr. Meckler acted as a Director (2011 to 2012) and Interim-CEO (2011) of Cypress Bioscience Inc. after its acquisition by Royalty Pharma; a Director of ClearFarma USA (2010 to 2012), a private sustainable food supply research and development company; a Director of Kyalin Bioscience (2011 to 2012), a private company developing therapies for autistic spectrum disorder acquired by Retrophin, Inc.; an Investment Analyst with Ridgeback Capital Management (2007 to 2009); a Director of Alveolus Inc. (2007 to 2009), a private, coated stent company acquired by Merit Medical; and held a series of positions at Pfizer Inc. in Manufacturing Systems, Market Research, Business Development, Strategic Planning and Corporate Finance which included playing a significant role in acquisitions and divestitures (1990 to 2007). Mr. Meckler is the past President and continues to serve on the Board of Children of Bellevue, a non-profit organization focused on advocating and developing pediatric programs at Bellevue Hospital Center (since 2001) and is past President and continues to serve on the Alumni Board of the Carnegie Mellon Tepper School of Business (since 2009). Mr. Meckler received a B.S. in Industrial Management and M.S. in Industrial Administration from Carnegie Mellon University. In addition, Mr. Meckler received a J.D. from Fordham University School of Law.

The Board has concluded that Mr. Meckler is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives stemming from his extensive pharmaceutical and biotechnology industry, consulting and financial background. The Board believes that Mr. Meckler’s experience regarding strategic business development, operations and corporate finance opportunities as well as health care trends brings significant industry-specific insight to the Board.

Dr. Stephen L. Sabba, M.D., age 55, is a Director of QLT (since 2012), Chairman of the Audit and Risk Committee and a member of the Scientific Review and Compensation Committees. Currently, Dr. Sabba is also a Partner and Health Care Portfolio Manager at Knott Partners, LP (since 2006), an investment fund, and a Director of Ligand (since 2008), a public biotechnology company. Previously, he was a Partner and Director of Research with Kilkenny Capital Management (2001 to 2006), a Chicago-based hedge fund. Dr. Sabba received his medical degree from the New York University School of Medicine, and completed a residency in internal medicine and a fellowship in gastroenterology at the Veterans Administration Medical Center in New York City. He earned a Bachelor of Science degree with honors at Cornell University.

The Board has concluded that Dr. Sabba is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his capital markets and financial expertise gained from his experience working in the hedge fund and investment fund industries. The Board believes that Dr. Sabba’s deep understanding of the biotechnology industry, medicine and health care trends adds significant value to the Board.

John C. Thomas, Jr., age 61, is a Director of QLT (since 2012) and is a member of QLT’s Audit and Risk, Corporate Governance and Nominating and Compensation Committees. Mr. Thomas has more than 38 years of experience in a variety of financial and accounting positions, with the last 28 years spent in the medical, pharmaceutical and device fields. Currently, Mr. Thomas also serves as Chief Financial Officer, Secretary and Director of CorMatrix (since 2001), a privately-held medical device company, and as Chief Financial Officer, Secretary and Director of Motion Reality, Inc. (since 1991), a motion capture and simulation company. Since September 2013, Mr. Thomas has served on the Board of Medovex, Inc., a publicly-traded medical device company (MDVXU). In the past ten years, Mr. Thomas served as acting Chief Financial Officer for DemeRx, Inc. (2010 to 2011); as Chief Financial Officer for MRI Interventions, Inc. (1998 to 2010), MiMedx Group, Inc. (2007 to 2008) and DARA BioSciences (2003 to 2009); and as a director of MRI Interventions, Inc. (2004 to 2011) and DARA BioSciences (2012). Previously, Mr. Thomas also served as a Trustee and subsequently the Chairman of the Finance Committee of The Walker School, a private Pre-K through 12 grade school (1999 to 2012).

Mr. Thomas is a Certified Public Accountant and graduated from the University of Virginia, McIntire School of Commerce with a Bachelor of Science in Commerce (with distinction) degree in 1975.

The Board has concluded that Mr. Thomas is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his financial and development stage company expertise and service on the Boards of pharmaceutical and medical device companies. The Board believes that Mr. Thomas’ background and experience serving as Chief Financial Officer of a number of life sciences companies provides him with valuable perspective on financial management, performance and strategy for a biotechnology company such as QLT.

The Board also has determined that Mr. Thomas is an “audit committee financial expert” as defined under the rules of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Executive Officers

Effective October 23, 2014, Dr. Geoffrey F. Cox was appointed Interim Chief Executive Officer of QLT. A summary of Dr. Cox’s experience and qualifications is set forth above under the Background of Directors and Executive Officers — Directors section above.

Effective January 26, 2015, Sukhi Jagpal, resigned from his role as Chief Financial Officer and Glen Ibbott was appointed Interim Chief Financial Officer of QLT.

Effective May 31, 2014, the employment of Dr. Alexander Lussow, QLT’s Senior Vice President of Business Development and Commercial Operations, was terminated in accordance with the terms of a letter agreement that was entered into with him on December 18, 2013.

W. Glen Ibbott

Interim Chief Financial Officer

Mr. Ibbott, age 52, is the Interim Chief Financial Officer of QLT (since January 2015).  Previously, Mr. Ibbott held senior finance positions with a number of U.S. and Canadian exchange-listed pharmaceutical and biotechnology companies. From 2010 to 2014, Mr. Ibbott served as Vice President of Finance (and CFO of Targeted Therapies) at Nordion Inc., a New York Stock Exchange and Toronto Stock Exchange (“TSX”)-listed global specialty health science company. From 2012 to 2014, Mr. Ibbott also served as Chairman of the Board of LCC Legacy, a private venture fund. From 2008 to 2010, Mr. Ibbott served as Corporate Controller of International Forest Products Ltd., a TSX-listed forest products company. Prior to 2008, Mr. Ibbott held senior finance and accounting positions at Angiotech Pharmaceuticals Inc., Aspreva Pharmaceuticals Corp., Inex Pharmaceuticals Corp., NetNation Communications Inc., and KPMG LLP.  In addition, Mr. Ibbott has served on the boards of various charitable organizations, including Children’s Hospital of Eastern Ontario (2012 to 2014), the Community Foundation of Ottawa (2012 to 2014) and the Mulgrave School (2009 to 2010).  Mr. Ibbott is a Canadian Chartered Accountant, a U.S. Certified Public Accountant, and has completed a Masters of Business Administration at Cornell University and a Masters of Business Administration at Queen’s University.

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

To our knowledge, based solely on our review of the copies of such reports received by us or written representations from certain reporting persons that no Form 5s were required for such persons, we believe that during 2014 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with.

Corporate Code of Ethics and Code of Exemplary Conduct

QLT has adopted a Code of Ethics which is applicable to all directors, officers and employees of QLT, as well as a Code of Exemplary Conduct which applies to the Chairman, directors, executive officers and all senior financial managers, internal legal counsel and human resources managers of QLT. The Code of Ethics and Code of Exemplary Conduct are available on QLT’s website at www.qltinc.com.

Audit Committee

The Company has a separately-designated standing Audit and Risk Committee which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit and Risk Committee currently consists of Dr. Sabba (Chairman), Mr. Meckler and Mr. Thomas. The Board has adopted a written charter for the Audit and Risk Committee. A copy of the charter is available on QLT’s website at www.qltinc.com.

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

Item 11.                           Executive Compensation

Compensation Discussion and Analysis

On July 9, 2012, as a result of a comprehensive business and portfolio review by the Board, QLT announced a new corporate strategy and plans to restructure its operations in order to concentrate its resources on the clinical development programs related to its synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. In connection with the strategic restructuring of QLT, over the course of 2012 and 2013, QLT completed the sale of its Visudyne® business to Valeant Pharmaceuticals International, Inc. (“Valeant”) and the sale of its punctal plug drug delivery system to Mati Therapeutics Inc., and, as a result, significantly reduced its workforce by approximately 180 employees.

In connection with the restructuring and following the departure of QLT’s former President and Chief Executive Officer, the QLT Board of Directors formed the Executive Transition Committee composed of several directors (“ETC”) to perform the function of the Chief Executive Officer on an interim basis while the QLT Board of Directors determined the resources and management necessary to pursue QLT’s new strategy.

On October 23, 2014 Dr. Geoffrey F. Cox was appointed as Interim Chief Executive Officer, and the ETC was disbanded. During 2014, the ETC was comprised of Jeffrey A. Meckler and Dr. John Kozarich, with Jeffrey A. Meckler serving as Chairman. While Mr. Meckler was never employed as an officer or employee, nor was he compensated other than as a director, the Board considered him to be the Principal Executive Officer of QLT for the period January 1, 2014 to October 22, 2014 and he is therefore included in the compensation disclosure schedules below.

The Compensation Committee administers the compensation policies and programs for QLT’s named executive officers. A summary discussion of the 2014 named executive officer compensation actions taken by the Compensation Committee follows in this Compensation Discussion and Analysis report.

At QLT’s 2014 annual general meeting (“AGM”), its shareholders approved, in a non-binding advisory vote, the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement for its 2014 annual general meeting. The Compensation Committee considered this advisory vote in determining the compensation of our named executive officers for 2015 and will consider future shareholder advisory votes in setting future executive compensation.

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

Consistent with our performance-based philosophy, a significant portion of potential compensation is based upon performance and equity-based programs. These programs include awards that are based on our operational and financial performance and provide compensation in the form of cash, and equity-based incentive awards that are tied to both our short-term and long-term performance and achievement of goals. The performance-based bonus program rewards short-term performance; while our equity awards, coupled with our stock ownership guidelines, reward long-term performance and align the interests of management with those of our shareholders.

Compensation Philosophy

We are engaged in a highly specialized and competitive industry. Success in this environment requires talented and motivated executives. The goal of our named executive officer compensation program is to attract, retain and motivate executives and reward business successes that have the potential to increase shareholder value. The Compensation Committee, which is composed of independent members of the Board, is responsible for implementing our executive compensation program and establishing corporate performance objectives and reviewing individual performance objectives that reward our named executive officers when those objectives are met. In considering executive compensation, the Compensation Committee strives to ensure that our total compensation program is competitive within the industry in which we operate, supports our overall strategy and objectives, reflects both risk and reward for our named executive officers and aligns our executive officers’ interests with those of our shareholders. The combination of base salary, annual incentives and long-term incentives that we provide to our named executive officers is designed to accomplish this.

The Compensation Committee obtains information from a number of sources, including North American surveys and reports on executive compensation in the biotechnology industry, as well as internally generated reports of executive compensation practices of a sub-group of biotechnology companies of similar size and market capitalization. To assist with its evaluation of executive compensation, the Compensation Committee has the authority to retain independent compensation consultants. The Compensation Committee has engaged Radford, an Aon Hewitt Company (“Radford”), to provide director and executive compensation assessments and recommendations to the Compensation Committee. Radford provides data on the compensation and relative performance of peer companies, provides opinions on the degree to which our compensation arrangements are consistent with market practices and our objectives, consults on other compensation matters as needed and, if applicable, recommends compensation guidelines and provides suggestions on program design. Additionally, a representative from Radford attends Compensation Committee meetings when requested by the Compensation Committee.

Compensation Governance and Advisors

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

Components of the Compensation Package

The Compensation Committee supports the core principle that there should be both consequences for underperformance and incentives for outstanding performance. This is achieved through the design of a compensation program in which both fixed and variable components comprise the “pay mix” for each executive officer.

There are three major elements to our executive compensation:

•                  Base salary;

•                  Variable performance-based compensation, consisting of annual cash bonuses based on an assessment of individual and corporate performance to pre-set goals and objectives; and

•                  Long-term incentives, consisting of annual grants of long-term stock options.

In addition, our executives are eligible to participate in the benefit plans generally available to all of our employees (as described in Health and Life Benefits below).

Determining Compensation

Compensation Consultant and Peer Group. In April 2014, the Compensation Committee engaged Radford to assist our Compensation Committee in establishing 2014 executive compensation that was competitive and consistent with best practices. In establishing executive officer base salaries for 2014, the Compensation Committee considered non-comparator group market data provided by Radford and other factors consistent with the Company’s compensation philosophy. Due to the lack of current proxy data at the time, the Compensation Committee determined that it was impractical to update the peer group used by the Company in 2013, notwithstanding the fact that the Company’s market capitalization had decreased significantly upon completion of a special cash distribution to shareholders in the amount of $200.0 million in June 2013 and the 2013 peer group was no longer relevant.  The following 14 public biotechnology companies located in North America comprised our 2013 peer group and were then considered comparable to QLT based on size (less than 100 employees), market capitalization (generally between $200 million and $1 billion), and stage of product pipeline (phase II/III companies conducting late stage clinical trials):

Canadian Peer Company	U.S. Peer Companies

Nymox Pharmaceutical

Achillion Pharmaceuticals

ChemoCentryx

Clovis Oncology

Keryx Biopharmaceuticals

Neurocrine Biosciences

NewLink Genetics

Osiris Therapeutics

Sangamo BioSciences

Sarepta Therapeutics

Sunesis Pharmaceuticals

Threshold Pharmaceuticals

Trius Therapeutics

ZIOPHARM Oncology

In connection with the appointment of Dr. Geoffrey Cox to interim CEO in October 2014, the Compensation Committee engaged Radford to provide market data and assist in determining compensation for Dr. Cox that was competitive and consistent with best practices. Due to the short term nature of Dr. Cox’s role as interim CEO, the Compensation Committee did not request Radford to provide a formal report to the Compensation Committee or update the Company’s peer group at that time.

In November 2014, the Compensation Committee requested that Radford update QLT’s peer group.  The following 19 public companies located in North America comprised our 2014 peer group and were considered comparable to QLT based on size (less than 100 employees), market capitalization (generally between $100 and $600 million), and stage of product pipelines (phase I/II development stage companies):

Canadian Peer Company	U.S. Peer Companies

Aurinia Pharmaceuticals Nymox Pharmaceutical

ChemoCentryx

Conatus Pharmaceuticals

Eleven Biotherapeutics

Endocyte

Fibrocell Science

Five Prime Therapeutics

Geron

Idera Pharmaceuticals

Mirati Therapeutics

Ocata Therapeutics

Regulus Therapeutics

Sangamo BioSciences

Sarepta Therapeutics

Sunesis Pharmaceuticals

Threshold Pharmaceuticals

Transition Therapeutics

ZIOPHARM Oncology

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

Annual Cash Incentive Compensation

The Compensation Committee’s compensation philosophy for 2014 (other than with respect to Dr. Cox when he became Interim CEO in October 2014) included a pay-at-risk component under the annual cash incentive compensation program. The annual cash incentive award represents income at risk — it is only paid if and to the extent certain goals and objectives are met. The annual cash incentive compensation award that each executive officer is eligible to receive is based on a pre-determined target percentage of his or her base salary, determined in accordance with market data and taking into account scope and level of responsibility. The Compensation Committee also believes that the success of QLT is based, in part, on the achievements of the executive officers as a group and, therefore, the target annual award percentage is determined by considering competitive rates of incentive compensation for the executive officers as a group and not just on a position-specific basis.

When combined with base salaries, cash incentive awards are intended to provide the opportunity for an executive officer to achieve total cash compensation, when targeted levels of performance are achieved or exceeded, that is competitive with total compensation paid by other companies that have similar profiles and circumstances. QLT defines “total cash compensation” as base salary plus annual target bonus under its annual cash incentive compensation program. The Compensation Committee believes that, given the competitive industry, this pay-for-performance compensation strategy allows a biotechnology company of QLT’s position and size to competitively attract and retain talented executives while aligning the strategic interests of its executives and shareholders.

The amount of annual cash incentive compensation that our executive officers were eligible to receive for 2014 was as follows:

Level	Target Bonus (as a % of base salary)	Range of Possible Bonus Payment (as a % of base salary)	Weighting between Corporate and Individual Goals
Sukhi Jagpal, Chief Financial Officer	35%	0 – 44%	75% Corporate / 25% Individual

Alexander Lussow, Senior Vice President - Business Development and Commercial Operations	50%	0 – 63%	75% Corporate / 25% Individual

For 2013 and previous years, executive officers with individual goals could attain between 0% and 200% of their individual goals depending on their performance. However, the Compensation Committee had the ability and discretion to recognize additional factors and award bonuses outside of this range. Similarly, executive officers with corporate goals could attain between 0% and 200% of a corporate goal depending on the extent to which the goal was achieved. For 2014, the Board, following the recommendation of the Compensation Committee, determined that executive officers could generally attain between 0% and 100% of corporate and individual goals depending on their performance, with the potential to attain up to 125% under exceptional circumstances.

Annual Cash Compensation Review

In reviewing the annual compensation of Mr. Jagpal, QLT’s former Chief Financial Officer, in April 2014, Radford provided the Compensation Committee with comparative data for pre-commercial organizations with less than 150 employees and a market capitalization below $600 million.  As Dr. Lussow, QLT’s former Senior Vice President, Business Development and Commercial Operations, was expected to leave the organization in early 2014, the Compensation Committee did not request Radford to review his compensation.

Based on Radford’s review, the Compensation Committee determined that Mr. Jagpal’s base salary of C$250,000 (USD$226,388) and target annual award percentage of 35% were below the 25th percentile and at the 50th percentile of the survey data, respectively. For 2014, Mr. Jagpal’s base salary remained unchanged at C$250,000, however, he was granted a retention bonus of C$100,000 on July 17, 2014 payable on the later of 90 days following the completion of the proposed merger with Auxilium Pharmaceuticals, Inc. or February 28, 2015.  For more information, refer to the Employment Agreements, Post-Employment Compensation and Change in Control Arrangements—Employment Agreement with Sukhi Jagpal section below.

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

Corporate Goals. Each year, the criteria for assessing QLT’s performance are: (i) developed by the Compensation Committee, (ii) approved by the Board, and (iii) communicated to the participants. In early 2014, on the recommendation of the Compensation Committee, the Board approved specific corporate goals for QLT to achieve. QLT’s corporate goals are described below and are weighted from 0-100% in relative allocation. For 2013 and previous years, however, the Compensation Committee had the discretion to recognize additional factors and achievements that it considered appropriate and assess the Company’s corporate goal achievement up to a maximum 200%. As noted above, for 2014, the Board, following the recommendation of the Compensation Committee, determined that executive officers could generally attain between 0% and 100% of corporate and individual goals depending on their performance, with the potential to attain up to 125% under exceptional circumstances

The following is a description of the 2014 corporate goals:

•                  Enhancing Shareholder Value: Complete a review of strategic alternatives, and if any such alternatives are approved by the Board of Directors and/or shareholders, as applicable, complete any related transaction.

•                  Synthetic Retinoid Program: Achieve specific milestones related to the regulatory and clinical development progress for the synthetic retinoid program, including: (i) the initiation of a pivotal trial for the treatment of Inherited Retinal Diseases such as Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”), (ii) launching a patient registry for an orphan drug program, (iii) completion of a Phase IIa proof-of-concept clinical trial for patients with Impaired Dark Adaptation (“IDA”) with positive results, and (iv) completion of a licensing or collaboration transaction.

•                  Operational Activities: Enhance operating efficiencies based on organizational needs to enable achievement of 2014 operational objectives and resolve certain issues pertaining to the QCELLUS laser to facilitate the collection of the milestone payment owing from Valeant related to the receipt of the premarket approval application (“PMA”) supplement for the QCELLUS laser from the U.S. Food and Drug Administration (“FDA”) on September 26, 2013 (the “Laser Earn-Out Payment”).

Evaluating Goal Achievement

The Compensation Committee determines performance bonuses based on the results achieved as compared to targets established for a particular fiscal year. The Compensation Committee has the discretion to award bonuses that correspond to that level of achievement, or to modify the award payable if it believes a modification would be in the best interests of QLT and its shareholders. In performing its assessment, the Compensation Committee may also consider market, business or organizational factors that may have impacted achievement of a specific goal.

Achievement of Corporate Goals. In early 2015, the Compensation Committee considered the performance of QLT relative to the corporate objectives set in early 2014. Based on the assessment of QLT’s performance and achievements against the corporate goals, the Compensation Committee determined that QLT achieved 73.4% of its 2014 corporate objectives. The following chart illustrates the weighting and level of achievement of each of the 2014 corporate goals:

Goal	Weighting	Achievement
Enhancing Shareholder Value	50%	90%
Synthetic Retinoid Program	40%	64%
Operational Activities	10%	28%

In evaluating QLT’s performance against the goals established for 2014, and determining the extent to which those goals were successfully achieved, the Compensation Committee considered the following factors:

•                  Enhancing Shareholder Value: In June 2014, QLT entered into an Agreement and Plan of Merger (the “Merger Agreement”) among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). The Merger Agreement contemplated a business combination, through a stock transaction, whereby AcquireCo would be merged with and into Auxilium and Auxilium would continue as the surviving corporation (the “Merger”). On the date of the closing of the Merger, Auxilium would have become an indirect wholly owned subsidiary of QLT (the “Combined Company”) and Auxilium stockholders would have received common shares representing approximately 76% of the Combined Company, subject to certain adjustments.

On October 8, 2014, the Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc to acquire all of the issued and outstanding shares of Auxilium (the “Endo Proposal”) and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million (the “Termination Fee”). On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, QLT paid Credit Suisse a fee of $5.7 million in connection with the termination of the Merger Agreement. The financial advisory services agreement with Credit Suisse was subsequently terminated.

The Compensation Committee assigned 50% of the 2014 corporate goals to the Enhancing Shareholder Value goal. In determining the extent to which management had met this goal, the Compensation Committee acknowledged the extensive efforts undertaken by management to complete a review of strategic transactions, which ultimately resulted in the signing of the Merger Agreement. The Compensation Committee also noted that the termination of the Merger with Auxilium resulted from the Endo Proposal, an event beyond management’s control, and consequently determined that, in recognition of management’s efforts towards the transaction, QLT achieved 45% out of the targeted 50% with respect to this goal.

•                  Synthetic Retinoid Program: The following principal clinical and regulatory development objectives to advance the Company’s synthetic retinoid program were achieved in 2014:

•                  met with the FDA and EMA, including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials;

•                  prepared to launch a central patient registry to identify and characterize patient status and then follow disease progression to track the natural history of the disease;

•                  completed the Phase IIa proof-of-concept study of QLT091001 for the treatment of Impaired Dark Adaptation.

The Compensation Committee assigned 40% to the Synthetic Retinoid Program goal. Despite our efforts to advance the program noted above, we did not complete a licensing or collaboration transaction or initiate a pivotal trial of QLT091001 for the treatment of inherited retinal disease in 2014. As a result, the Compensation Committee determined that we achieved 25.6% out of the targeted 40% with respect to this goal.

•                  Operational Activities: The following principal transitional and restructuring objectives were achieved in 2014:

•                  reviewed organizational needs to enhance operational efficiencies.

The Compensation Committee assigned 10% to the Operational Activities goal. Given that we did not favorably resolve issues pertaining to the QCELLUS laser or collect the Laser Earn-Out Payment, the Compensation Committee determined that we achieved 2.8% out of the targeted 10% with respect to this goal.

Achievement of Individual Goals and Total Cash Incentive Compensation. The extent to which individual goals have been achieved or exceeded is determined largely from the annual performance recommendations for each of the other named executive officers prepared by the Interim CEO, and approved by the Compensation Committee.

Chief Financial Officer. In 2014, individual goals were established for Mr. Jagpal, including goals related to (i) supporting potential strategic activities and (ii) effectively managing financial reporting and internal controls. Consistent with the severance terms of his employment agreement, Mr. Jagpal was assessed as having met but not exceeded each of these goals, to achieve, overall by percentage, 100% of his individual goals for 2014. Based upon the achievement of the corporate goals and his individual goals, and the relative weighting between them, Mr. Jagpal was awarded a cash incentive compensation amount for 2014 equal to CAD $85,148 (USD $77,106), which represented approximately 34% of his base salary for 2014.

Senior Vice President, Business Development and Commercial Operations. In 2014, individual goals were established for Dr. Lussow, including goals related to coordinating internal support efforts on certain strategic matters and collection of the Laser Earn-Out

Milestone payment. Effective May 31, 2014, Dr. Lussow’s employment with QLT was terminated and he was entitled to the following cash incentive compensation payments under the terms of his June 30, 2006 Change of Control Agreement:

•               Upon termination, Dr. Lussow received a lump-sum payment of C$66,757 (US$64,813) pertaining to his 2014 bonus amount payable under QLT’s cash incentive compensation plan for the 2014 performance period. The payment was calculated as if all corporate and individual goals were achieved but not exceeded (pro-rated for actual months worked by Dr. Lussow during the 2014 calendar year).

•               Upon termination, Dr. Lussow received a lump-sum payment of C$240,325 (US$217,626), which represents an 18 month bonus entitlement following his termination date (calculated at the maximum cash incentive compensation entitlement that would otherwise have been paid during the severance period as if all corporate and individual goals for that year have been achieved but not exceeded).

Equity Awards

Equity compensation represents a significant portion of named executive officer total compensation at QLT. The amount and type of equity awards are intended to align QLT’s named executive officers’ interests with shareholder interests by increasing named executive officer compensation through sustained increases in the value of the Company’s common shares. These equity-based awards also serve as a retention incentive. In setting the equity compensation levels of the named executive officers, the Compensation Committee considers numerous factors, including market data, prior grants of stock options to the named executive officer, the level of responsibility and expected future contributions of the named executive officer, the performance of the named executive officer in the year, the total cash compensation level of the named executive officer, the fair value of long-term incentives awarded to executives in similar positions in a comparator group, and the ability of stock options to retain named executive officers.

QLT currently maintains one equity compensation plan, the QLT 2000 Incentive Stock Plan (as amended and restated, the “2000 Plan”), which provides for the issuance of stock options to directors, officers, employees and key consultants of QLT and its affiliates. Option grants are meant to directly link executive compensation to value creation for shareholders, and the amount (if any) each executive ultimately realizes from the options depends solely on the increase in value of common shares from the date of grant through the date of exercise. The 2000 Plan also provides for the issuance of restricted stock units (“RSUs”).

The 2000 Plan is administered by the Compensation Committee. The Compensation Committee or the Board of Directors (upon the recommendation of the Compensation Committee) is authorized to grant equity awards. Generally, except in the case of awards for new hires and specific circumstances described below, equity awards are decided once a year at a regularly scheduled meeting. With respect to certain new hires, the Interim CEO has limited authority to make a limited number of awards to new hires consistent with guidelines specified by the Board of Directors. Under the 2000 Plan, awards are deemed to be granted on the date that the Compensation Committee or the Board of Directors, as applicable, authorizes the grant or such later date as may be determined by the Compensation Committee or the Board of Directors, as applicable, at the time that the grant is authorized. All awards are granted after the market close on the date of grant and the exercise price of stock options will not be less than the closing price on the TSX on the date of grant. RSUs may be granted pursuant to the 2000 Plan with no consideration from the participant. RSUs are generally subject to vesting conditions, including continued employment. The Board of Directors did not grant any RSUs to employees during 2014.

Except as described below, all currently outstanding options granted to QLT’s named executive officers are exercisable for a term of ten years and vest in 36 equal monthly installments. In QLT’s view, monthly vesting over three years facilitates retention while also providing a program that is consistent with market practices to attract and retain talent. In addition, in the event of a change of control, the Board of Directors may, in its discretion, accelerate the vesting of all or a portion of any unvested options. These terms provide executives with certain financial incentives that enhance the Company’s ability to attract and retain key employees.

With the exception of new hires, the Board of Directors typically grants stock options to its executive officers annually, following each annual general meeting of shareholders. Upon his appointment to Interim CEO, Dr. Geoffrey Cox was awarded, upon recommendation by the Compensation Committee, 150,000 stock options. Unlike other options granted to QLT’s executive officers, these options vest in six monthly installments beginning on the first monthly anniversary of the date of grant and will expire, if unexercised, on the 90th day after the cessation of his service as an employee or director of QLT.

In December 2014, the Board of Directors, upon the recommendation of the Compensation Committee and following consultation with Radford, approved stock option grants to most of QLT’s employees to enhance motivation and retention in light of the Company’s reduced size, streamlined operations and termination of the Merger Agreement by Auxilium. Mr. Jagpal was not granted options given that he tendered his resignation on November 26, 2014.

Principal Executive Officer

Mr. Meckler was the Chairman of the ETC from February 16, 2013 to October 22, 2014. No goals were set for Mr. Meckler and he was not awarded a bonus in connection with his role as Chairman of the ETC. It is the Board’s view that Mr. Meckler has been, since his initial appointment to the Board on June 4, 2012, an “independent” member of the Board and does not consider Mr. Meckler to have been an executive officer of QLT as a result of his role as Chairman of the ETC. However, the designation of Mr. Meckler as “Principal Executive Officer” of QLT for compensation reporting purposes from January 1, 2014 to October 22, 2014, the period in which he served as Chairman of the ETC, may create the appearance that Mr. Meckler served as an executive officer on behalf of QLT during such time. The inclusion of Mr. Meckler as a named executive officer is not intended to imply that he was at any time an executive officer of QLT, and should not be construed as such. Effective October 23, 2014, Dr. Geoffrey Cox assumed the position of “Principal Executive Officer” upon his appointment to Interim CEO. For additional information refer to the Independence of Directors section below in this Annual Report.

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

The value of QLT “in-the-money” vested stock options held by the executive is counted towards fulfilling the share ownership guidelines. The value of the shares owned for the purposes of fulfilling the share ownership guidelines is determined as the greater of the acquisition cost or the market value at the time of the determination. Compliance with the share ownership guidelines is evaluated on an annual basis by the Corporate Governance and Nominating Committee. These guidelines were not applied to Mr. Meckler as the former Chairman of the Executive Transition Committee. Assuming that Dr. Cox serves as Interim CEO for a short term period until the appointment of a permanent Chief Executive Officer, he will not be required to fulfill the share ownership guidelines set for the Chief Executive Officer. Given Mr. Jagpal’s appointment as an executive officer in 2013 and his departure in early 2015, he was not required to meet the guidelines.

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

Tax and Accounting Consideration

The Board and the Compensation Committee generally consider the financial accounting and tax implications of their named executive officer compensation decisions. While QLT is not generally subject to tax in the United States, when applicable, the Compensation Committee and the Board will consider the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our named executive officers. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year for the CEO and each of the other named executive officers
(other than the Chief Financial Officer), unless compensation is performance-based. The Compensation Committee, where it determines that Section 162(m) is applicable and it is reasonably practicable, will seek to qualify the variable compensation paid to our named executive officers for an exemption from the deductibility limitations of Section 162(m).

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

Jeffrey A. Meckler (Chairman)
John C. Thomas, Jr.
Dr. Stephen L. Sabba

Compensation of Executive Officers

Our executive officers are paid in Canadian dollars but, for reporting purposes only, their compensation is stated in the compensation tables below in U.S. dollars.

2014 Summary Compensation Table

The following table summarizes total compensation for the 2014, 2013, and 2012 fiscal years earned by QLT’s named executive officers. As discussed elsewhere in this Annual Report, Mr. Meckler, as Chairman of the Executive Transition Committee from February 16, 2013 through October 23, 2014, is included in this table because the Executive Transition Committee served the function of QLT’s CEO during such time. Because of this and solely for the reason of providing QLT’s shareholders with comprehensive disclosure in accordance with principles of transparency and good corporate governance, QLT has included Mr. Meckler as a named executive officer in the following tables. Mr. Meckler was not employed by QLT, nor compensated by QLT, other than as a director.

Name	Principal Position	Year	Salary (4)	Stock Awards (5)		Option Awards (8)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Jeffrey A. Meckler	Former Chairman - Executive Transition Committee and Principal Executive Officer (1)	2014	$—	$22,168	(6)	$20,601	$—	$456,159	(9)	$498,928
		2013	$—	$74,932	(7)	$583,495	$—	$364,100	(9)	$1,022,527
Dr. Geoffrey F. Cox	Interim Chief Executive Officer and Principal Executive Officer (2)	2014	$94,398	$—		$287,965	$—	$92,899	(9)	$475,262
Sukhi Jagpal	Chief Financial Officer and Principal Financial and Accounting Officer (3)	2014	$226,388	$—		$—	$77,106	$26,372	(10)	$329,866
		2013	$233,844	$—		$211,650	$90,049	$18,919	(11)	$554,462
		2012	$182,922	$—		$25,108	$66,205	$31,867	(12)	$306,102
Alexander Lussow	Senior VP, Business Development and Commercial Operations	2014	$120,904	$—		$—	$60,452	$796,160	(13)	$977,516
		2013	$311,100	$—		$247,573	$160,508	$11,563	(14)	$730,744
		2012	$320,593	$—		$—	$180,334	$90,064	(15)	$590,991

*                                          Note: Where amounts shown were paid or priced in Canadian dollars, amounts set out in the Summary Compensation Table reflect the U.S. dollar equivalent of those amounts, converted using an average of noon buying rates published by the Federal Reserve Bank of New York, for each respective year as follows:  2014 - US$1.00 = C$1.1043; 2013 - US$1.00 = C$1.0300 and 2012 - US$1.00 = C$0.9995.

(1)                                  Mr. Meckler served as Chairman of the ETC from February 16, 2013 until October 22, 2014. The ETC was disbanded on October 23, 2014.

(2)                                  Mr. Cox was appointed Interim CEO on October 23, 2014.

(3)                                  Mr. Jagpal was appointed Interim CFO on July 20, 2012 and CFO on February 27, 2013. His employment with QLT terminated on January 26, 2015 following his resignation.

(4)                                  Annual salaries were paid in Canadian dollars but are stated here in U.S. dollars for reporting purposes only. Dr. Cox’s 2014 base salary amount reflects the amount that he was paid from October 23, 2014, the date of his appointment to Interim CEO, to December 31, 2014. Dr. Lussow’s 2014 base salary amount represents base salary paid to him prior to his May 31, 2014 termination date. The year over year declines in Dr. Lussow’s annual base salary is due in part to the change in the Canadian to U.S. dollar exchange rates. Following Mr. Jagpal’s appointment to Chief Financial Officer on February 27, 2013, the QLT Board of Directors increased his annual base salary from C$192,500 to C$250,000. The year over year declines in Mr. Jagpal’s annual base salary are due in part to the change in the Canadian to U.S. dollar exchange rates.

(5)                                  Stock awards consist of Deferred Share Units (“DSUs”) and RSUs. DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. A vested DSU can only be settled by conversion to cash and is automatically converted after a director ceases to be a member of the Board of Directors unless the director is removed for just cause. RSUs vest in 3 successive and equal annual installments on the date of each of the first 3 annual general meetings held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of QLT. In accordance with ASC Topic 718, RSUs and DSUs are reflected at fair value. The fair value of RSUs is measured based on the closing price of QLT’s shares on the TSX on the date of grant. In accordance with the DDSU Plan, the fair value of DSUs is measured based on the closing price of QLT’s shares on the TSX on the trading day immediately preceding the date of grant. For a discussion of the assumptions used in the valuation of the stock awards granted in each respective year, refer to QLT’s Form 10-K under Note 9 to the Consolidated Financial Statements for 2014.

(6)                                  On December 17, 2014, Mr. Meckler was granted 6,000 RSUs for his service as a member of the Board of Directors. No DSUs were granted to Mr. Meckler in 2014. The estimated fair value of each RSU as at the grant date was C$4.08 (US$3.69), which represents the closing price of QLT’s shares on the TSX on December 17, 2014 (see footnote 5 above for a description of the applicable fair value measurements).

(7)                                  On July 15, 2013, Mr. Meckler was granted 11,000 DSUs and 6,000 RSUs for his service as a member of the Board of Directors. The estimated fair value of each DSU and RSU as at the grant date was C$4.54 (US$4.41), which represents the closing price of QLT’s shares on the TSX on July 14, 2013 and July 15, 2013, respectively (see footnote 5 above for a description of the applicable fair value measurements).

(8)                                  Represents the grant date fair value of options granted calculated using the Black Scholes option pricing model, in accordance with ASC Topic 718 for share based payment transactions. For a discussion of the assumptions used in the valuation of the options granted in each respective year, refer to QLT’s Form 10-K under Note 9 to the Consolidated Financial Statements for 2014.

(9)                                  Represents director fees earned or paid in cash in 2014. For a breakdown of these director fees, see the Directors Compensation section below.

(10)                            Amount reported consists of (i) contribution matching under QLT’s RRSP matching program of $10,989 and (ii) 2014 accrued vacation of $15,383, which was paid to Mr. Jagpal on January 30, 2015. For more detailed information on Mr. Japgal’s severance and termination benefits, which were paid to him on January 30, 2015 in connection with his resignation, refer to the Employment Agreement with Sukhi Jagpal section below.

(11)                            Amount reported consists of (i) contribution matching under QLT’s RRSP matching program of $11,563 and (ii) a payment of $7,356 for accrued vacation.

(12)                            Amount reported consists of (i) contribution matching under QLT’s RRSP matching program of $11,491 and (ii) the value of the acceleration of vesting of all of Mr. Jagpal’s stock options due to the change in control resulting from the election of the QLT Board of Directors at the 2012 annual general meeting, which was $20,377.

(13)                            Amount reported consists of (i) contribution matching under QLT’s RRSP matching program of $8,463, (ii) a severance and termination payment of $753,078, and (iii) a payment of $34,619 for accrued vacation. Dr. Lussow’s severance and termination amount of $753,078 consists of the following: a $435,253 (C$480,650) lump-sum severance payment, an 18 month bonus entitlement of $217,626 (C$240,325), $45,278 (C$50,000) for moving expenses, $41,107 (C$45,395) for health benefits, and $13,814 (C$15,254) for RRSP matching contributions. For more details about these components of Dr. Lussow’s severance and termination package, refer to the Employment Agreement with Alexander R. Lussow section below.

(14)                            Amount reported consists of contribution matching under QLT’s RRSP matching program of $11,563.

(15)                            Amount reported consists of (i) contribution matching under QLT’s RRSP matching program of $11,491 and (ii) the value of the acceleration of vesting of all of Dr. Lussow’s stock options due to the change in control resulting from the election of the QLT Board of Directors at the 2012 annual general meeting, which was $78,573.

Grants of Plan-Based Awards for the Fiscal Year Ended December 31, 2014

The following table provides certain information concerning each grant of an award made to a named executive officer in 2014.

		Estimated Future Payouts			All Other Stock	All Other Option	Exercise or	Grant Date Fair
		Under Non-Equity Incentives			Awards: Number of	Awards: Number of	Base Price of	Value of Stock
		Plan Awards			Shares of Stock or	Securities Underlying	Option Awards	and Option
Name	Grant Date	Target (1)	Maximum (1)		Units (5)	Options	($/Sh) (6)	Awards (5) (7)
Jeffrey A. Meckler	December 17, 2014	—	—	(2)	6,000	12,500	$3.69	$42,769
Dr. Geoffrey F. Cox	October 29, 2014	—	—	(2)	—	150,000	$4.05	$287,965
Sukhi Jagpal	—	$79,236	$99,045	(3)	—	—	$—	$—
Alexander Lussow	—	$145,084	$181,355	(4)	—	—	$—	$—

*                                          Note: Where amounts shown were paid or priced in Canadian dollars, they have been converted to U.S. dollars for disclosure purposes using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.1043.

(1)                                  Amounts represent the annual Target and Maximum for QLT’s cash incentive compensation program for 2014. There is no threshold minimum amount that could be paid as a bonus under QLT’s cash incentive compensation program for 2014.

(2)                                  As a director, Mr. Meckler did not participate in QLT’s cash incentive compensation program. In accordance with Dr. Cox’s employment agreement with QLT, he will not be paid any compensation under QLT’s cash incentive compensation program. As result, no annual Target or Maximum has been specified in the table above.

(3)                                  The amount actually paid under QLT’s cash incentive compensation program to Mr. Jagpal for 2014 was US$77,106 (C$85,148).

(4)                                  The amount actually paid under QLT’s cash incentive compensation program to Mr. Lussow for 2014 was US$60,452 (C$66,757), which was the pro-rated amount he received prior to his May 31, 2014 termination date. For more detailed information on Dr. Lussow’s severance and termination benefits, which were paid to him on May 30, 2014 in connection with his termination, refer to the Employment Agreement with Alexander R. Lussow section below.

(5)                                  Stock awards consist of RSUs and DSUs. On December 17, 2014, Mr. Meckler was granted 6,000 RSUs and no DSUs were granted in 2014. RSUs were fair valued at C$4.08 (US$3.69) per unit on the December 17, 2014 grant date.

(6)                                  Stock options granted on December 17, 2014 were priced at C$4.08 (US$3.69). These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and have an expiration term of 10 years from the grant date. Stock options granted on October 29, 2014 were priced at C$4.47 (US$4.05). These stock options vested and became exercisable in 6 successive and equal monthly installments from the grant date and have an expiration term of 10 years from the grant date.

(7)                                  The grant date fair value of options granted was calculated using the Black-Scholes option pricing model in accordance with ASC Topic 718 for share-based payment transactions. For a discussion of the assumptions made in the valuations reflected in this column, see QLT’s Annual Report on Form 10-K under Note 9 to the Consolidated Financial Statements for 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014.

	OPTION AWARDS				STOCK AWARDS
Name	Number of securities underlying unexercised options (#) exerciseable (1)	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($) (2)	Option expiration date (1)	Number of shares or units of stock that have not vested (#) (3)	Market value of shares of units of stock that have not vested ($) (4)
Jeffrey A. Meckler	—	12,500	$3.69	December 16, 2024	17,944	$75,236
	5,903	6,597	$4.11	July 14, 2023	—	—
	225,000	—	$4.87	November 21, 2023	—	—
Dr. Geoffrey F. Cox	50,000	100,000	$4.05	October 28, 2024	11,944	$50,079
	5,903	6,597	$4.11	July 14, 2023
Sukhi Jagpal	47,222	52,778	$4.11	July 14, 2023	—	—
Alexander Lussow	—	—	$—	—	—	—

*              Note: Where amounts shown were paid or priced in Canadian dollars, they have been converted to U.S. dollars for disclosure purposes using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.1043.

(1)           Stock options expiring on December 16, 2024 were granted on December 17, 2014 and vest and become exercisable in 36 successive and equal monthly installments from the grant date. Stock options expiring on July 14, 2023 were granted on July 15, 2013 and vest and become exercisable in 36 successive and equal monthly installments from the grant date. Stock options expiring on November 21, 2023 were granted on November 22, 2013 and vested and became exercisable in six successive and equal monthly installments from the grant date. Stock options expiring of October 28, 2024 were granted on October 29, 2014 and vest and become exercisable in six successive and equal monthly installments from the grant date.

(2)           All stock options were granted with an exercise price denominated in Canadian dollars. Exercise prices have been converted to U.S. dollars for disclosure purposes using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.1043.

(3)           Represents the number of DSUs and RSUs that had not vested as at December 31, 2014. The DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. No DSUs were granted in 2014. DSUs can only be settled in cash. The RSUs vest in 3 successive and equal annual installments on the date of each of the first three annual general meetings of QLT held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of QLT. On July 15, 2013, Dr. Cox was granted 11,000 DSUs and 6,000 RSUs. As at December 31, 2014, Dr. Cox has 7,944 unvested DSUs and 4,000 unvested RSUs. On July 15, 2013, Mr. Meckler was granted 11,000 DSU’s and 6,000 RSUs and on December 17, 2014 he was granted 6,000 RSUs. As at December 31, 2014, Mr. Meckler has 7,944 unvested DSUs and 10,000 unvested RSUs.

(4)           Amounts reflect the market value of unvested DSUs and RSUs calculated by multiplying the number of such unvested DSUs and RSUs by the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014.

2014 Option Exercises and Stock Vested Table

The following table provides information with respect to vested stock awards and option exercises during 2014 by our named executive officers.

	OPTIONS AWARDS		STOCK AWARDS (2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($) (5)
Jeffrey A. Meckler	—	—	9,333	(3)	$47,009
Dr. Geoffrey F. Cox	—	—	9,333	(4)	$47,009
Sukhi Jagpal	—	—	—		—
Alexander Lussow	100,000	$43,262	—		—

(1)                                  The value realized upon exercise is determined by multiplying (i) the closing price on the date of exercise, less the option exercise price, by (ii) the number of options exercised. All stock options were granted with an exercise price denominated in Canadian dollars. Exercise prices and sale prices have been converted to U.S. dollars for disclosure purposes using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.1043.

(2)                                  Stock awards consist of DSUs and RSUs. The DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. The RSUs vest in three successive and equal annual installments on the date of each of the first three annual general meetings of QLT held after the date of grant.

(3)                                  In July 2013, Mr. Meckler was granted 11,000 DSUs for his service as a member of the Board of Directors, of which 3,667 vested during 2014. In July 2012, Mr. Meckler was granted 11,000 DSUs for his service as a member of the Board of Directors, of which 3,667 vested during 2014. In December 2014, Mr. Meckler was also granted 6,000 RSUs, none of which were vested as at December 31, 2014. In July 2013, Mr. Meckler was also granted 6,000 RSUs, of which 2,000 vested on December 15, 2014 (i.e. QLT’s 2014 annual meeting date) and 2,000 shares were consequently issued.

(4)                                  In July 2013, Dr. Cox was granted 11,000 DSUs for his service as a member of the Board of Directors, of which 3,667 vested during 2014. In July 2012, Dr. Cox was granted 11,000 DSUs for his service as a member of the Board of Directors, of which 3,667 vested during 2014. In July 2013, Dr. Cox was also granted 6,000 RSUs, of which 2,000 vested on December 15, 2014 (i.e. QLT’s 2014 annual meeting date) and 2,000 shares were consequently issued.

(5)                                  The value of the DSUs realized upon vesting was determined by multiplying the closing price of QLT’s common shares at each month’s vesting date, by the number of DSUs vested. The value of the RSUs vested was determined by multiplying the closing price of QLT’s shares on the TSX on December 15, 2014, the date of the 2014 annual general meeting and vesting date, by the quantity of RSUs vested.

Pension Benefits and Nonqualified Deferred Compensation

We do not have any pension plans or nonqualified deferred compensation plans for our named executive officers.

Employment Agreements, Post-Employment Compensation and Change in Control Arrangements

We have entered into the agreements summarized below with our named executive officers.

Employment Agreement with Dr. Geoffrey F. Cox. On October 23, 2014, Dr. Cox entered into a six-month employment agreement with QLT to serve as the Company’s Interim Chief Executive Officer, which was extended for an additional six months on April 21, 2015. Dr. Cox is entitled to receive a base salary of US$40,000 per month, health-related benefits, paid vacation, and expense reimbursement in accordance with Company policies. Under the terms of Dr. Cox’s employment agreement, QLT is required to provide him with a tax equalization payment if the resulting Canadian taxes associated with his employment by QLT exceed the U.S. tax he would have been required to pay had his employment been entirely performed in the state of Massachusetts.  In connection with his employment, QLT also granted Dr. Cox options to purchase 150,000 common shares of QLT at an exercise price of C$4.47 (being the closing price of QLT’s common shares on the TSX on the date of the grant). The options vest monthly over 6 months and have a ten year expiration term. If during the six-month employment term Dr. Cox is either terminated without cause or there is a change of control followed by the termination of his employment, then the unvested portion of these options will vest immediately.  Following his termination, all vested and unexercised options will be exercisable for 90 days following the later of his termination date and the date that Dr. Cox ceases to be an employee or director of QLT. In the event that QLT terminates the employment of Dr. Cox prior to the end of his six-month employment term, other than for cause, he will be entitled to receive his full pay for the remainder of the six-month term. Following termination of employment, Dr. Cox will be bound by non-competition and non-solicitation terms, which prohibit him from participating in a competitive business or soliciting QLT’s customers or employees for a period of nine months following the termination of his employment with QLT. Dr. Cox continues to serve as a member of the Board, however, during the term of the employment agreement, he will not receive any director fees for such Board service.

Employment Agreement with Dr. Alexander R. Lussow. On June 30, 2006, Dr. Lussow entered into an employment agreement with QLT pursuant to which, during his employment, he was entitled to base salary, cash incentive compensation under our cash incentive compensation plan, participation in our 2000 Plan, and other health-related benefits and registered retirement savings plan employer matching contributions. Except as stated below, in the event that QLT terminated the employment of Dr. Lussow without cause, the employment agreement provided that he was entitled to (a) twelve months’ notice, plus one additional month of base salary for each year of service (to a maximum of 24 months in total), (b) payment of salary and bonus earned to the date of termination as if all corporate and individual goals for that year were achieved but not exceeded, (c) an amount to compensate him for lost benefits during the notice period, and (d) payment for outplacement counselling services to assist him in seeking alternative employment. Following termination of employment, Dr. Lussow is bound by the terms of a non-competition and non-solicitation agreement, which prohibits him from participating in a competitive business or soliciting our customers or employees for a period of one year following the termination of his employment.

Letter Agreement with Dr. Alexander R. Lussow.  Effective December 18, 2013, QLT entered into a letter agreement with Dr. Lussow, in which QLT, among other things, agreed to terminate Dr. Lussow on either March 31, 2014, April 30, 2014 or May 31, 2014, at QLT’s discretion and confirmed that, upon such termination, Dr. Lussow would be entitled to severance benefits under his change of control agreement dated June 30, 2006 between QLT and Dr. Lussow (the “2006 Change of Control Agreement”) as a result of the change of control that occurred at QLT’s 2012 annual general meeting of shareholders. Dr. Lussow agreed not to resign prior to such termination date and to perform his duties up to his termination date in a manner consistent with his then current performance. Dr. Lussow was terminated pursuant to the letter agreement effective May 31, 2014, and he received the severance benefits below:

Compensation:
18 Months’ Base Salary (1)	$435,253
Cash Bonus
2014 Performance Period (2)	60,452
18 Months’ Bonus Entitlement (3)	217,626
Benefits and Perquisites:
18 Months’ RRSP Contributions (4)	13,813
Benefits Compensation (5)	41,107
Moving Expenses (6)	45,278
Total	$813,529

*                                          Note: The table above reflects the U.S. dollar equivalent of amounts that were paid in Canadian dollars. These amounts were converted using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York US$1.00 = C$1.1043.

(1)                                  Upon termination, Dr. Lussow received a lump-sum severance payment of C$480,650 (US$435,253), which is equivalent to 18 months of base salary.

(2)                                  Upon termination, Dr. Lussow received a lump sum payment of C$66,757 (US$60,452) pertaining to his 2014 bonus amount payable under QLT’s cash incentive compensation plan for the 2014 performance period. The payment was calculated as if all corporate and individual goals were achieved but not exceeded (pro-rated for actual months worked by Dr. Lussow during the 2014 calendar year).

(3)                                  Upon termination, Dr. Lussow received a lump-sum payment of C$240,325 (US$217,626), which represents an 18 month bonus entitlement following his termination date (calculated at the maximum cash incentive compensation entitlement that would otherwise have been paid during the severance period as if all corporate and individual goals for that year have been achieved but not exceeded).

(4)                                  Upon termination, Dr. Lussow received RRSP matching contributions for the 18 month period following his termination date. As he participated in QLT’s RRSP program, the payment reflected above does not include his contributions up to the termination date, which were already paid prior to his termination date.

(5)                                  In accordance with the terms of the 2006 Change of Control Agreement, Dr. Lussow was entitled to continued benefit plan coverage with the exception of short-term disability, long-term disability and out of country travel coverage for a period of 30 days and, at his election, until a date not to exceed the 18 month severance period, to either continued benefit coverage or to compensation of 10% of base salary or any combination of the two. Upon termination, Dr. Lussow elected to receive the payment equivalent to 10% of his base salary following the initial 30 day period. He received a lump-sum payment of CAD $45,395 (US$41,107) in respect of this amount.

(6)                                  Upon termination, Dr. Lussow received a lump-sum payment of C$50,000 (US$45,278) for moving expenses.

Employment Agreement with Sukhi Jagpal.  On November 5, 2012, Mr. Jagpal entered into an amended and restated employment agreement with QLT, which was further amended on February 27, 2013. Based on the terms of the employment agreement (as amended), during his employment with QLT, Mr. Jagpal was entitled to base salary, cash incentive compensation under QLT’s cash incentive compensation plan, participation in the 2000 Plan, and other health-related benefits and registered retirement savings plan employer matching contributions. In the event that QLT terminated the employment of Mr. Jagpal without cause or Mr. Jagpal terminated his employment upon at least 60 days’ prior written notice, the employment agreement provided that he was entitled to (a) 12 months’ base salary in a lump sum payment at the time of termination, (b) payment of salary and bonus earned to the date of termination as if all individual goals for that year were achieved but not exceeded and all corporate goals, if any, would be calculated using the average percentage of the 3 years immediately preceding the year in which Mr. Jagpal’s employment was terminated, (c) provided that such continuation is approved by QLT’s insurance provider, continuation of health benefits with the exception of short-term disability, long-term disability and out of country travel coverage, for up to 12 months, or such earlier time as Mr. Jagpal commences an employment or consulting relationship with a third party, and (d) an amount equal to the RRSP matching payments Mr. Jagpal would otherwise have been eligible to receive until his termination date and from his termination date to the last day of his 12 month severance period. Following termination of employment, Mr. Jagpal is bound by the terms of a non-competition and non-solicitation agreement, which prohibits him from participating in a competitive business or soliciting QLT’s customers or employees for a period of two years following the termination of his employment. On July 17, 2014, QLT entered into a letter agreement with Mr. Jagpal providing for a retention bonus of C$100,000, payable to Mr. Jagpal on the later of 90 days following completion of the merger contemplated by the Merger Agreement or February 28, 2015, provided that (i) if the Merger Agreement was terminated by either Auxilium or QLT, the retention bonus would be payable to Mr. Jagpal on the later of 30 days from the termination date or February 28, 2015, and (ii) if Mr. Jagpal’s employment was terminated without cause, the retention bonus would be payable to Mr. Jagpal within 30 days from his termination of employment.

On November 26, 2014, Mr. Jagpal tendered his resignation and provided 60 days’ written notice to QLT. His employment ceased on January 26, 2015 and on January 30, 2015 he received certain severance and termination benefits in accordance with the terms of his employment agreement, which are summarized below. As Mr. Jagpal terminated his employment prior to February 28, 2015, he forfeited his entitlement to his retention bonus of C$100,000.

Compensation:
12 Months’ Base Salary (1)	$226,388
Cash Bonus
2014 Performance Period (2)	77,106
2015 Performance Period (3)	5,289
Benefits and Perquisites:
12 Months’ RRSP Contributions (4)	11,288
Benefits Compensation (5)	—
Total	$320,071

*                                          Note: The table above reflects the U.S. dollar equivalent of amounts that were paid in Canadian dollars. These amounts were converted using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York US$1.00 = C$1.1043.

(1)                                  Upon his resignation, Mr. Jagpal received a lump-sum severance payment of C$250,000 (US$226,388), which is equivalent to 12 months of base salary.

(2)                                  Upon his resignation, Mr. Jagpal received a lump-sum payment of C$85,148 (US$77,106) pertaining to his 2014 bonus amount payable under QLT’s cash incentive compensation plan.

(3)                                  Upon his resignation, Mr. Jagpal received a lump-sum payment of C$5,840 (US$5,289) pertaining to his 2015 bonus amount payable under QLT’s cash incentive compensation plan for the 2015 performance period. The payment was calculated as if all individual goals were achieved but not exceeded and corporate goals were assessed based on the average percentage of the 3 preceding years. Mr. Jagpal’s 2015 bonus amount was pro-rated for the actual period he worked during the 2015 calendar year.

(4)                                  Upon his resignation, Mr. Jagpal received RRSP matching contributions for the 12 month period following his termination date. As he participated in QLT’s RRSP program, the payment reflected above does not include his contributions up to the resignation date, which were already paid prior to his resignation date.

(5)                                  Upon his resignation, Mr. Jagpal was not entitled to receive any benefit compensation payments given that he commenced employment with a third party immediately following his resignation.

Stock Options.  Stock options that have been awarded to a named executive officer are governed by the terms of the stock option agreements entered into between QLT and its named executive officers, which provide:

•                  In the event of retirement, unless otherwise determined by the Compensation Committee, (i) if the executive officer has worked with QLT for at least 20 years, or (ii) is at least 60 years of age and has worked continuously on behalf of QLT for at least five years, then all of his previously unvested stock options will vest, and all stock options will remain exercisable until the expiration date of the stock options. In the event of retirement where neither (i) or (ii) above is applicable, and the retiree has received the consent of the Compensation Committee, then the retiree’s stock options will immediately vest and will terminate upon the earlier of (a) 90 days following the retirement date, or (b) the expiration date of the stock option.

•                  In the event of death or termination due to disability, all previously unvested stock options of the named executive officer will vest, and all stock options will remain exercisable until the earlier of (a) twelve months following the date of death or termination due to disability of the named executive officer, or (b) the expiration date of the stock option.

•                  In the event of a termination of the named executive officer’s employment other than for cause, all vested stock options will remain exercisable until the earlier of (a) 90 days following his termination of service, or (b) the expiration date of the stock option.

With the exception of the stock options granted to Mr. Meckler on November 22, 2013 and Dr. Cox on October 29, 2014, which provide for automatic acceleration upon a change of control, any accelerated vesting of stock options granted to named executive officers following a change of control will be at the QLT Board of Directors’ discretion.

Change of Control Agreements. Prior to the Company’s 2012 annual general meeting, the Company entered into separate change of control agreements with each of its named executive officers at the time, including Dr. Lussow. Other than Dr. Lussow, none of the Company’s named executive officers is a party to a change of control agreement.

Dr. Lussow’s 2006 Change of Control Agreement contained “double-trigger” change of control severance provisions, such that the change of control did not, by itself, trigger the severance entitlements. The 2006 Change of Control Agreement provided that, in the event of termination by QLT of Dr. Lussow’s employment without cause or by Dr. Lussow after a triggering event (as the terms “cause” and “triggering event” are defined in the agreement) within a period of 24 months following a change of control of QLT, he would receive a severance payment equal to 18 months’ base salary, the maximum RRSP matching contribution to which Dr. Lussow would otherwise be entitled during the severance period, amounts in lieu of certain other health and retirement benefits for the severance period, relocation expenses, outplacement counselling and an annual cash incentive compensation entitlement calculated at the target cash incentive compensation entitlement that would otherwise have been paid during the severance period. For more information, refer to the Employment Agreements, Post-Employment Compensation and Change in Control Arrangements—Letter Agreement with Dr. Alexander R. Lussow section above.

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

Potential Payments upon Termination or Change in Control. The amount of compensation payable to our named executive officers in the event of a termination of employment or a change of control is set forth in the tables below. The amounts in the tables below were calculated assuming the termination of the named executive officer’s employment occurred as of December 31, 2014.

Geoffrey F. Cox

Benefits and Payments upon Termination	Resignation (3)	Retirement (4)	Termination for Cause (5)	Termination other than for Cause (6)	Termination due to Inability to Act (7)	Death (8)	Termination upon a Change in Control of QLT (9)
Compensation:
Base Salary	$40,000	$40,000	$—	$149,091	$149,091	$149,091	$149,091
Cash Bonus
2014 Performance Period	$—	$—	$—	$—	$—	$—	$—
Subsequent Performance Periods	$—	$—	$—	$—	$—	$—	$—
Option Awards (1)
Vested	$7,726	$7,726	$—	$7,726	$7,726	$7,726	$7,726
Unvested and Accelerated	$—	$—	$—	$14,489	$15,026	$15,026	$14,489
Stock Awards (2)
Vested	$58,931	$58,931	$—	$58,931	$58,931	$58,931	$58,931
Unvested and Accelerated	$—	$—	$—	$—	$50,079	$50,079	$50,079
Benefits and Perquisites:
RRSP Contributions	$—	$—	$—	$—	$—	$—	$—
Benefits Compensation	$3,411	$—	$—	$—	$—	$12,714	$—
Out Placement Counseling	$—	$—	$—	$—	$—	$—	$—
Moving Expenses	$—	$—	$—	$—	$—	$—	$—
Total	$110,068	$106,657	$—	$230,237	$280,853	$293,567	$280,316

*                                          Note: Where amounts were agreed upon under the applicable agreements in Canadian dollars, the 2014 amounts reflected above represent the U.S. dollar equivalent of those amounts converted using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.1043.

(1)                              On July 15, 2013, Dr. Cox was granted 12,500 stock options for his service as a member of the Board. These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and expire 10 years from the grant date. As at December 31, 2014, 5,903 of these options were vested and exercisable. The $481 value of these vested options was determined by multiplying the vested options by the difference between the exercise price of C$4.54 (US$4.11) and the C$4.63 (US $4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014.

On October 29, 2014, Dr. Cox was granted 150,000 stock options upon his appointment to Interim CEO. These stock options vest and become exercisable in 6 successive and equal monthly installments from the grant date and expire 10 years from the grant date. As at December 31, 2014, 50,000 of these options were vested and exercisable. The $7,245 value of these vested stock options was determined by multiplying the number of vested stock options by the difference between the C$4.47 (US$4.05) exercise price and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014.

(2)                                  Stock awards consist of DSUs and RSUs. The DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. On July 15, 2013 and on July 10, 2012, Dr. Cox was granted 11,000 DSUs for each respective period. No DSUs were granted in 2014. As of December 31, 2014, 14,056 of Dr. Cox’s DSUs were vested and 7,944 were unvested. As at December 31, 2014, the value of Dr. Cox’s vested DSUs was $58,931 and the value of his unvested DSUs was $33,309 based on the C$4.64 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014.

The RSUs vest in three successive and equal annual installments on the date of each of the first three annual general meetings of QLT held after the date of grant. On July 15, 2013, Dr. Cox was granted 6,000 RSUs for his service as a member of the Board. On December 15, 2014, 2,000 of Dr. Cox’s RSUs vested and he was issued 2,000 common shares. As of December 31, 2014, none of Dr. Cox’s remaining 4,000 RSUs were vested. As at December 31, 2014, the value of Dr. Cox’s unvested RSUs was $16,771 based on the C$4.64 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014.

(3)                                  Under the terms of Dr. Cox’s employment agreement, he is required to provide 30 days of written notice to QLT in the event of his resignation. Upon satisfaction of the 30 day notice period, Dr. Cox is entitled to base salary for the shorter of (i) the 30 day notice period and (ii) either the period to the expiry of the original 6 month employment term or, if applicable, the expiry of the extended employment term. Assuming resignation on December 31, 2014, Dr. Cox is entitled to receive $40,000 of base salary, which represents his base salary for the 30 day notice period, and benefits of $3,411, which coincides with the 30 day notice period.

(4)                                  Under the terms of Dr. Cox’s employment agreement, there are no provisions with respect to retirement. However, if Dr. Cox did retire the severance benefits under the Resignation category would apply.

(5)                                  In the event of termination for cause, Dr. Cox would not be entitled to any advance notice of termination or pay in lieu thereof. In addition, all vested and unvested stock options, vested and unvested DSUs and unvested RSUs are subject to immediate cancellation.

(6)                                  If Dr. Cox is terminated without cause, under the terms of his employment agreement; he is entitled to receive $149,091, which represents his base salary pro-rated for the remainder of his six month term and his benefits coverage will cease on his termination date. Assuming termination without cause, under the terms of Dr. Cox’s October 29, 2014 stock option grant, the 100,000 of unvested options would be subject to immediate accelerated vesting, the value of which is estimated at $14,489 based on the difference between the C$4.47 (US$4.05) exercise price and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014. Assuming termination without cause, under the terms of Dr. Cox’s July 15, 2013 stock option grant, the 6,597 of unvested options will expire upon the cessation of service. Under the terms of Dr. Cox’s RSU agreement, all unvested RSUs are subject to automatic cancellation without further QLT consideration in the event of termination without cause.  Furthermore, all vested DSUs would be subject to cash payout, the value of which is estimated at $58,931 based on the December 31, 2014 closing TSX share price, and unvested DSUs will be cancelled immediately.

(7)                                  If Dr. Cox is terminated due to disability, under the terms of his employment agreement; he is entitled to receive $149,091, which represents his base salary pro-rated for the remainder of his six month term and his benefits coverage will cease on his termination date. Upon termination due to disability, all unvested options are subject to immediate accelerated vesting. The value of Dr. Cox’s 106,597 unvested options as at December 31, 2014 are $15,026 based on the difference between the respective exercise prices and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014. In addition, all unvested RSUs and DSUs are subject to immediate accelerated vesting in the event of termination due to disability. The value of Dr. Cox’s unvested RSUs and DSUs as at December 31, 2014 was $50,079 (see above for an explanation of calculated amounts).

(8)                                  In the event of death, Dr. Cox’s estate would be entitled to receive his base salary up to the date of death and an amount equal to 10% of his base salary for the period from the date of death to the expiry of his 6 month employment term (in lieu of benefits coverage for his eligible dependents). Given that the date of death is assumed to be December 31, 2014 for the purposes of this analysis, no amounts would be outstanding in respect of his base salary. The value of the benefits coverage payment is estimated at $12,714. Upon death, all 106,597 unvested options are subject to immediate accelerated vesting. The value of Dr. Cox’s unvested options as at December 31, 2014 are $15,026 based on the difference between the respective exercise prices and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014. In addition, all unvested RSUs and DSUs are subject to immediate accelerated vesting in the event of death. The value of Dr. Cox’s unvested RSUs and DSUs as at December 31, 2014 was $50,079 (see above for an explanation of calculated amounts).

(9)                                  Under the terms of Dr. Cox’s employment agreement, there are no provisions with respect to termination upon a change of control. However, if Dr. Cox was terminated following a change of control, the severance benefits under the Termination other than for Cause category would apply. In the event of termination due to a change of control, the 100,000 of unvested stock options under Dr. Cox’s October 29, 2014 grant would be subject to immediate accelerated vesting, the value of which is estimated at $14,489 on December 31, 2014 (see above for explanation of the calculated amount). In contrast, the 6,597 unvested options under Dr. Cox’s July 15, 2013 grant would not be subject to acceleration. As such, the $538 value of these unvested options has not been reflected under the Termination other than for Cause category above.  All unvested RSUs and DSUs are subject to immediate accelerated vesting upon termination in connection with a change of control. The value of Dr. Cox’s unvested RSUs and DSUs as at December 31, 2014 was $50,079 (see above for an explanation of calculated amounts).

Jeffrey A. Meckler

Benefits and Payments upon Termination	Resignation	Retirement	Termination for Cause (7)	Termination other than for Cause	Termination due to Inability to Act		Death		Termination upon a Change in Control of QLT
Compensation:
Base Salary	$—	$—	$—	$—	$—		$—		$—
Cash Bonus
2014 Performance Period	$—	$—	$—	$—	$—		$—		$—
Subsequent Performance Periods	$—	$—	$—	$—	$—		$—		$—
Option Awards
Vested (1)	$481	$481	$—	$481	$481		$481		$481
Unvested and Accelerated	$—	$—	$—	$—	$7,301	(2)	$7,301	(2)	$—	(3)
Stock Awards (4)
Vested (5)	$58,931	$58,931	$—	$58,931	$58,931		$58,931		$58,931
Unvested and Accelerated (6)	$—	$—	$—	$—	$75,236		$75,236		$75,236
Benefits and Perquisites:
RRSP Contributions	$—	$—	$—	$—	$—		$—		$—
Benefits Compensation	$—	$—	$—	$—	$—		$—		$—
Out Placement Counseling	$—	$—	$—	$—	$—		$—		$—
Moving Expenses	$—	$—	$—	$—	$—		$—		$—
Total	$59,412	$59,412	$—	$59,412	$141,949		$141,949		$134,648

*                                          Note: Where amounts were agreed upon under the applicable agreements in Canadian dollars, the amounts for 2014 set out above represent the U.S. dollar equivalent of those amounts converted using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.1043.

(1)                                  On July 15, 2013 and December 17, 2014, Mr. Meckler was granted 12,500 for each respective period for his service as a member of the Board. These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and expire 10 years from the grant date. On November 22, 2013, Mr. Meckler was granted 225,000 stock options for his service as Chairman of the Executive Transition Committee. These stock options vested and became exercisable in 6 successive and equal monthly installments from the grant date and expire 10 years from the grant date. As at December 31, 2014, 230,903 of Mr. Meckler’s stock options were vested and exercisable. The value of the vested stock options was determined by multiplying the number of “in-the-money” vested stock options by the difference between the applicable exercise prices and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014. As of December 31, 2014, 225,000 of Mr. Meckler’s options were “out-of-the-money” and are therefore not included in the table above.

(2)                                  In the event of death and termination due to the inability to act, all 19,097 of unvested stock options are subject to immediate accelerated vesting. The $6,763 value of such accelerated vested stock options was determined by multiplying the unvested stock options as at December 31, 2014 by the difference between the applicable exercise prices and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014.

(3)                                  The vesting provisions applicable to the unvested portion of the options granted to Mr. Meckler on July 15, 2013 and December 17, 2014 are subject to accelerated vesting at the Board’s discretion. As a result, the $6,763 value of these 19,097 unvested options is not reflected under the Termination upon a Change of Control of QLT category above. The value of these unvested stock options was calculated by multiplying the number of unvested stock options by the difference between the exercise price and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014.

(4)                                  Stock awards consist of DSUs and RSUs. The DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. The RSUs vest in three successive and equal annual installments on the date of each of the first three annual general meetings of QLT held after the date of grant. In December 2014, Mr. Meckler was granted 6,000 RSUs for his services as member of the Board. In July 2013, Mr. Meckler was granted 11,000 DSUs and 6,000 RSUs for his services as member of the Board. In July 2012, Mr. Meckler was granted 11,000 DSUs for his services as a member of the Board. As of December 31, 2014, Mr. Meckler has 14,056 vested DSUs, 7,944 unvested DSUs, and 10,000 unvested and outstanding RSUs. On December 15, 2014, 2,000 of Mr. Meckler’s RSUs vested and 2,000 shares were concurrently issued.

(5)                                  As at December 31, 2014, the value of Mr. Meckler’s vested stock awards were determined by multiplying the number of vested DSUs and RSUs by the closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014, which was C$4.63 (US$4.19).

(6)                                  In the event of a change in control, death or termination due to the inability to act, Mr. Meckler’s unvested stock awards are subject to immediate accelerated vesting. The value of such accelerated vested awards was determined by multiplying the number of unvested DSUs and RSUs by the closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014, which was C$4.63 (US$4.19).

(7)                                  In the event of termination for cause, all vested and unvested stock options, vested and unvested DSUs and unvested RSUs are subject to immediate cancellation.

Sukhi Jagpal

Benefits and Payments upon Termination	Resignation (1)	Retirement	Termination for Cause (10)	Termination other than for Cause		Termination due to Inability to Act	Death	Termination upon a Change in Control of QLT (2)
Compensation:
Base Salary (3)	$226,388	$—	$—	$226,388	(3)	$—	$—	$226,388
Cash Bonus
2014 Performance Period (4)	$77,106	$—	$—	$77,106		$—	$—	$77,106
Subsequent Performance Periods	$—	$—	$—	$—		$—	$—	$—
Stock Options
Vested (5)	$3,849	$3,849	$—	$3,849		$3,849	$3,849	$3,849
Unvested and Accelerated (6)	$—	$—	$—	$—		$4,301	$4,301	$—	(7)
Benefits and Perquisites:
RRSP Contributions (8)	$11,288	$—	$—	$11,288	(8)	$—	$—	$11,288
Benefits Compensation (9)	$9,029	$—	$—	$9,029		$—	$—	$9,029
Out Placement Counseling	$—	$—	$—	$—		$—	$—	$—
Moving Expenses	$—	$—	$—	$—		$—	$—	$—
Total	$327,660	$3,849	$—	$327,660		$8,150	$8,150	$327,660

*                                          Note: Where amounts were agreed upon under the applicable agreements in Canadian dollars, the 2014 amounts disclosed above reflect the U.S. dollar equivalent of those amounts converted using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.1043.

(1)                                  Under the terms of Mr. Jagpal’s employment agreement, in the event he terminated his employment and provided at least 60 day’s prior written notice, he was entitled to receive severance as if he had been terminated without cause. On November 26, 2014, Mr. Jagpal tendered his resignation and provided 60 days of written notice to QLT.  Following Mr. Japgal’s fulfillment of the 60 day notice period and the cessation of his employment on January 26, 2015, he became entitled to receive the severance benefits summarized under the Post-Employment Compensation and Change in Control Arrangements — Letter Agreement with Sukhi Jagpal section above. These severance benefits were paid to him on January 30, 2015. The analysis provided above assumes that Mr. Jagpal is terminated on December 31, 2014 and that he provided at least 60 days’ prior written notice of his termination.

(2)                                  Mr. Jagpal does not have a change of control agreement with QLT. However, in the event that Mr. Jagpal was terminated following a change in control or he provided 60 days’ notice of his resignation, the severance benefits specified under the Termination other than for Cause column would apply.

(3)                                  Represents the 12 months of base salary compensation payable to Mr. Jagpal in one lump-sum payment. Upon Mr. Jagpal’s January 26, 2015 resignation, he received a lump sum severance payment of C$250,000 (US$226,388).

(4)                                  The amount reflected represents the 2014 bonus payable under Mr. Jagpal’s Employment Agreement as if all individual goals were achieved but not exceeded and all corporate goals were achieved at a percentage equal to the average of the three years preceding the year of termination. Upon Mr. Jagpal’s January 26, 2015 resignation, he received a lump sum payment of C$85,148 (US$77,106) pertaining to his 2014 bonus amount payable as well as a lump sum payment of C$5,840 (US$5,288) pertaining to his 2015 bonus amount payable under QLT’s cash incentive compensation plan.

(5)                                  On July 15, 2013, Mr. Jagpal was granted 100,000 stock options. These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and expire 10 years from the grant date. As at December 31, 2014, 47,222 of these stock options were vested and exercisable. The value of the vested stock options was determined by multiplying the number of vested stock options by the difference between the exercise price and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014. As at Mr. Jagpal’s January 26, 2015 resignation date, 50,000 of his options were vested and 50,000 of his options were unvested and cancelled. Mr. Jagpal exercised all of his vested options within the 90 day window following his resignation and realized a gain of C$52,757 (US$47,774).

(6)                                  In the event of death and termination due to the inability to act, all unvested stock options are subject to immediate accelerated vesting. The $4,301 value of such accelerated vested stock options was determined by multiplying the 52,778 of unvested stock options as at December 31, 2014 by the difference between the exercise price and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014.

(7)                                  In the event of a change of control, the vesting provisions applicable to unvested options may be accelerated at the Board’s discretion. As such, the $4,301 value of Mr. Jagpal’s 52,778 of unvested options is not reflected under the Termination upon a Change of Control of QLT column above. The $4,301 estimated value of such accelerated vested stock options was determined by multiplying the 52,778 unvested stock options as at December 31, 2014 by the difference between the exercise price and the C$4.63 (US$4.19) closing price of QLT’s shares on the TSX on December 31, 2014, the last trading day in 2014.

(8)                                  The executive is entitled to 12 months of RRSP matching contributions. Upon Mr. Jagpal’s January 26, 2015 resignation, he received RRSP matching contributions for the 12 month period following his termination date. As he participated in QLT’s RRSP program, the payment reflected above does not include his contributions up to the resignation date, which were already paid prior to his resignation date.

(9)                                  With the exception of short-term disability, long-term disability, and out-of-country travel coverage, the executive is entitled to 12 months of benefits. Upon Mr. Jagpal’s January 26, 2015 resignation, he did not receive any benefits compensation payments, as he commenced employment with a third party following his resignation.

(10)                            In the event that Mr. Japgal was terminated for cause, all vested and unvested options outstanding would be subject to immediate cancellation.

Alexander Lussow

Effective December 18, 2013, QLT entered into a letter agreement with Dr. Lussow in which QLT agreed to, among other things, terminate Dr. Lussow on either March 31, 2014, April 30, 2014 or May 31, 2014 at QLT’s discretion. Dr. Lussow was terminated effective May 31, 2014 pursuant to that letter agreement and he received the severance benefits discussed above under the Post-Employment Compensation and Change in Control Arrangements — Letter Agreement with Alexander R. Lussow, Ph.D. section.

Compensation Policies and Practices as They Relate to Risk Management

In determining if QLT has any compensation policies and practices that could create risks that would be reasonably likely to have a material adverse effect on QLT, the Compensation Committee reviewed its compensation policies and practices, and the mix of compensation elements made available to the executive officers and employees, which generally includes a base salary component and a pay-at-risk component. The pay-at-risk component comprises: (i) variable performance-based compensation, consisting of short-term incentives such as annual cash bonuses based on individual and corporate performance compared to pre-set goals and objectives; and (ii) long-term incentives, consisting of annual grants of long-term stock options.

As a result of its review, the Compensation Committee believes that QLT’s compensation policies and practices are not reasonably likely to have a material adverse effect on QLT, and that the compensation policies and practices do not create any incentives for employees to take inappropriate risks for the following reasons, among others:

•                  QLT’s compensation is balanced among base salary, annual bonus opportunity and long-term equity;

•                  QLT’s annual cash bonus incentive compensation is directly linked to specific performance metrics identified by the Compensation Committee with input from management, such as achieving specific milestones related to the regulatory and clinical development progress for the synthetic retinoid program; completing specific transitional and restructuring activities; and evaluating and implementing shareholder value enhancing initiatives;

•                  the Compensation Committee annually designs and assesses performance-based compensation, thereby allowing the Compensation Committee to assess risk management and consequences annually; and

•                  QLT’s annual equity incentive awards to employees to date have had an expiration term of 10 years and typically vest over three years, thereby encouraging its employees to focus on sustained growth and stockholder value.

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

To assist in its evaluation of director compensation, the Compensation Committee has the authority to retain independent compensation consultants. During 2014, the Board worked with Radford to review QLT’s director compensation programs.

In connection with the strategic restructuring of QLT that began in 2012, the Board formed the ETC to perform the function of the Chief Executive Officer on an interim basis. On October 23, 2014, the ETC was disbanded upon the appointment of Dr. Geoffrey F. Cox as Interim CEO. From the departure of QLT’s former President and Chief Executive Officer in August 2012 to the date of Dr. Cox’s appointment to Interim CEO, QLT did not have a President or Chief Executive Officer and, as a result, members of the ETC and directors were more heavily involved in overseeing the day-to-day management of QLT than would normally be required. QLT believes that the amount of time and effort that each of the directors has dedicated to the oversight of QLT was significantly higher than the amount of time and effort required of directors of other public companies.

While the compensation paid to the directors during 2014 may be higher than compensation paid to directors at other public companies of similar size, QLT believes that it fairly reflects the amount of time and effort required of its directors in light of the strategic and other initiatives undertaken by QLT and the fact that for 26 months, QLT did not have a President or Chief Executive Officer.

The independent directors receive cash and equity-based compensation for their services on the Board as described below.

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

In 2014, the fees paid to the members of the Board, all of whom were independent directors in 2014, were as follows:

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
Fee for each Board meeting attended:
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

We maintain a Directors’ Deferred Share Unit Plan, which we refer to as the “DDSU Plan”. Under the DDSU Plan, at the discretion of the Board, independent directors receive a portion of their equity-based compensation in the form of DSUs, each of which has a value equal to the price of our common shares on the TSX. A DSU is convertible only into cash (i.e. no shares are issued), and can only be converted after the independent director ceases to be a member of the Board. The DSUs vest monthly over 36 months from the first month after the date of grant. The value of a DSU, when converted to cash, will be equivalent to the market value of a QLT common share at the time the conversion takes place. We do not have a history of paying dividends on our common shares; however, if dividends ever are paid on our common shares, an independent director’s DSU account will be credited with dividends at the same rate.

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

Equity grants to the directors typically occur annually, promptly following each annual general meeting of shareholders. For 2014, consistent with the equity grant to employees, the annual equity grant to the Board was made effective December 17, 2014. On December 17, 2014, Jason M. Aryeh, the Chairman of the Board, received 25,000 stock options and 12,000 RSUs, while the other members of the Board were granted 12,500 stock options and 6,000 RSUs, except Dr. Geoffrey Cox.  Given Dr. Cox’s appointment as Interim CEO, on October 23, 2014, he was no longer entitled to receive compensation as a Director, despite his continued service as a member of the Board. Instead, Dr. Cox was granted 150,000 employee stock options, on October 29, 2014, in connection with his appointment to Interim CEO.

The following table provides information regarding the compensation of our independent directors for 2014.

2014 Director Compensation

	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards	Total
Name	($) USD	($) USD (2)	($) USD (3)	($) USD
Jason M. Aryeh	$246,978	$44,336	$41,203	$332,517
Geoffrey F. Cox (1)	92,899	—	—	92,899
John Kozarich	137,500	22,168	20,601	180,269
Jeffrey A. Meckler (1)	456,159	22,168	20,601	498,928
Stephen Sabba	162,819	22,168	20,601	205,588
John C. Thomas, Jr.	106,500	22,168	20,601	149,269
	$1,202,855	$133,008	$123,607	$1,459,470

*                                          Stock and option awards were granted/priced in Canadian dollars and have been converted to U.S. dollars for disclosure purposes using an average of 2014 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.1043.

(1)                                  On October 23, 2014, Dr. Geoffrey F. Cox was appointed as Interim CEO and he concurrently resigned from the Audit and Risk, Compensation and Corporate Governance and Nominating Committees. He was replaced on these committees by Jeffrey A. Meckler effective October 23, 2014. Although Dr. Cox continues to serve as a director of QLT, from October 23, 2014 onwards, he was compensated as an employee and ceased to receive compensation as a director. As such, he did not receive RSUs or director’s stock option awards as part of the equity awards that were granted on December 17, 2014. For information on compensation paid to Dr. Cox in his capacity as Interim CEO, refer to the Compensation of Executive Officers section above.

(2)                                  Stock awards consist of DSUs and RSUs. Details of the DSUs and RSUs are described under the Director Compensation — Equity Based Compensation section above. This column represents the aggregate grant date fair value of RSUs granted in 2014, which are reflected in accordance with ASC Topic 718. No DSUs were granted to directors in 2014. On December 17, 2014, Mr. Aryeh, Chairman of the Board, was granted 12,000 RSUs and each other director was granted 6,000 RSUs for their service as members of the Board. The fair value of the RSUs is measured based on the closing price of QLT’s shares on the TSX on the date of grant. The estimated fair value of each RSU on the grant date was C$4.08 (US$3.69), which represents the closing price of QLT’s shares on the TSX on December 17, 2014.

(3)                                  On December 17, 2014, Mr. Aryeh, Chairman of the Board, was granted 25,000 stock options. With the exception of Dr. Cox, each other director was granted 12,500 stock options for their service as members of the Board. These stock options vest and become exercisable in 36 successive and equal monthly installments from the grant date and expire 10 years from the grant date. The grant date fair value of the aggregate 75,000 stock options granted to directors on December 17, 2014 was estimated to be $123,608. The grant date fair values of options granted was calculated using the Black-Scholes option pricing model, in accordance with ASC Topic 718 for share-based payment transactions. For a discussion of the assumptions used in the valuation of the options granted in each respective year, refer to QLT’s Form 10-K under Note 9 to the Consolidated Financial Statements for 2014.

Director Awards Outstanding as at December 31, 2014

Name	Outstanding Options	Outstanding DSUs	Outstanding RSUs
Jason M. Aryeh (1)	50,000	44,000	20,000
Geoffrey F. Cox (2)	12,500	22,000	4,000
John Kozarich (3)	25,000	22,000	10,000
Jeffrey A. Meckler (4)	250,000	22,000	10,000
Stephen Sabba (3)	25,000	22,000	10,000
John C. Thomas, Jr. (3)	25,000	22,000	10,000
	387,500	154,000	64,000

(1)                                  As at December 31, 2014, Mr. Aryeh held: (i) 50,000 stock options, of which 11,806 were vested; (ii) 44,000 DSUs, of which 28,111 were vested; and (iii) 20,000 RSUs, of which none were vested.

(2)                                  As at December 31, 2014, Dr. Cox held: (i) 12,500 stock options, of which 5,903 were vested; (ii) 22,000 DSUs, of which 14,056 were vested; and (iii) 4,000 RSUs, of which none were vested. These awards were granted to Dr. Cox in connection with his past service as a director. Note that the 150,000 of stock options that were granted to Dr. Cox on October 29, 2014 are not reflected in the table above given that these awards were granted to him for his service as an Interim CEO and not in his capacity as a director.  For more information on Dr. Cox’s compensation as Interim CEO, refer to the Executive Compensation section above.

(3)                                  As at December 31, 2014, Drs. Kozarich and Sabba and Mr. Thomas each held: (i) 25,000 stock options, of which 5,903 were vested; (ii) 22,000 DSUs, of which 14,056 were vested; and (iii) 10,000 RSUs, of which none were vested.

(4)                                  As at December 31, 2014, Mr. Meckler held: (i) 250,000 stock options, of which 230,903 were vested; (ii) 22,000 DSUs, of which 14,056 were vested; and (iii) 10,000 RSUs, of which none were vested.

Compensation Committee Interlocks and Insider Participation

During 2014, each of Jeffrey Meckler, John Thomas, Jr., Dr. Stephen Sabba and Dr. Geoffrey Cox served on the Compensation Committee. Dr. Cox resigned from the Compensation Committee upon his appointment as Interim Chief Executive Officer of QLT and was replaced by Jeffrey Meckler. Other than Dr. Cox, none of the members of the Compensation Committee during 2014 is or was previously an officer or employee of QLT or has any relationships requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC.

Except as described below, none of QLT’s executive officers served during 2014 as members of the compensation committee or board of directors of any entity that had one or more executive officers serving as a member of the QLT Compensation Committee or QLT Board. John C. Thomas Jr. is a director and a member of the Compensation, Audit and Risk and Corporate Governance and Nominating Committees of QLT. Mr. Thomas is also a director and Chief Financial Officer of CorMatrix Cardiovascular, Inc. (“CorMatrix”). Jason M. Aryeh is a member of the Board of Directors of CorMatrix and as such, participates in compensation decisions about Mr. Thomas and CorMatrix’s other executive officers. Mr. Aryeh is the Chairman of the Board and until February 2013 served as Chairman of the ETC. Mr. Aryeh has not at any time received compensation from QLT other than for his service as a director of QLT.

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

The following table sets out information regarding our common shares that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under our equity compensation plans, as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Plan)	2,154,149	$4.04	(1)	2,846,521
Equity compensation plans not approved by security holders	—	—		—
Total	2,154,149	$4.04	(1)	2,846,521

(1)                                  Reflects the weighted average exercise price of options and RSUs outstanding. Given that RSUs do not have an applicable exercise price, the weighted average exercise price of the RSUs is assumed to be zero for the purposes of the calculation. The weighted average exercise price of the outstanding options, excluding RSUs, is $4.17. Where options were granted/priced in Canadian dollars, the calculated weighted average exercise price has been converted to U.S. dollars for disclosure purposes using the December 31, 2014 period end rate published by the Federal Reserve Bank of New York: U.S.$1.00 = C$1.1043.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the common shares in QLT’s authorized share structure beneficially owned by (i) each of our current directors and director nominees, (ii) each of our named executive officers listed in the Summary Compensation Table below, (iii) all of our directors, director nominees and executive officers as a group, and (iv) all persons known by us to beneficially own more than 5% of our outstanding voting shares. We have determined the beneficial ownership shown on this table in accordance with the rules of the SEC and the applicable Canadian securities regulators. Under those rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of April 15, 2015.

	Amount and Nature of Beneficial Ownership		Total Beneficial Ownership
Name of Beneficial Owner	Shares Beneficially Owned	Shares for Which Beneficial Ownership Can Be Acquired Within 60 Days(1)	Number of Shares(2)	Percent of Class(3)
Directors
Jason M. Aryeh	159,078	18,750	177,828	*
Dr. John W. Kozarich	22,000	9,375	31,375	*
Jeffrey A. Meckler	72,000	234,375	306,375	*
Dr. Stephen L. Sabba	2,000	9,375	11,375	*
John C. Thomas, Jr.	2,000	9,375	11,375	*

Current Officers
W. Glen Ibbott	—	13,889	13,889	*
Dr. Geoffrey F. Cox	2,000	157,639	159,639	*

Former Officers
Sukhi Jagpal	1,200	—	1,200	*
Alexander Lussow	—	—	—	*

All directors, nominees and executive officers as a group (9 persons)	260,278	452,778	713,056	1.4%

5% Shareholders
Axial Capital Management, LLC(4)	8,865,036	—	8,865,036	17.3%
NB Public Equity K/S(5)	6,447,626	—	6,447,626	12.6%
Visium Balanced Master Fund, Ltd(6)	4,319,400	—	4,319,400	8.4%
Kingstown Capital Management LP(7)	3,250,000	—	3,250,000	6.3%

*                  Represents less than 1%.

(1)                                  Indicates common shares that may be acquired upon exercise of outstanding stock options that are presently exercisable or will be exercisable within 60 days of April 15, 2015 (or June 14, 2015) by the persons named in the table above and by all directors and executive officers as a group, except where otherwise described in the Notes to the above table. These figures do not include common shares that are expected to be obtained upon vesting of certain RSUs on the date of the 2015 Annual Meeting.

(2)                                  Excludes DSUs, which are issued to directors and are payable only in cash. As of April 15, 2015, each of Messrs. Cox, Kozarich, Meckler, Sabba and Thomas hold 16,500 vested DSUs and Mr. Aryeh holds 33,000 vested DSUs.

(3)                                  Percentage ownership of QLT common shares is based on 51,255,700 common shares of QLT outstanding on April 15, 2015.

(4)                                  The information in the table and this note is derived from a Schedule 13D/A filed by Axial Capital Management, LLC with the SEC on July 7, 2014. Based on information contained in the Schedule 13D/A, each of Axial Capital Management, LLC, Marc Andersen and Eliav Assouline is deemed to beneficially own, and has shared voting and dispositive power over, 8,865,036 shares, and Axial Capital Master, L.P. is deemed to beneficially own, and has shared voting and dispositive power over, 7,563,053 shares. The address of Axial Capital Master, L.P. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. The address of all other beneficial owners is 101 Park Avenue, 20th Floor, New York City, New York 10178.

(5)                                  The information in the table and this note is derived from a Schedule 13D/A filed by NB Public Equity K/S with the SEC on July 15, 2014. Based on information contained in the Schedule 13D/A, NB Public Equity K/S, NB Public Equity Komplementar ApS, Cora Madsen and Florian Schönharting (collectively, the “NB Entities”) are deemed beneficial owners of 6,447,626 shares. Each of the NB Entities has shared voting and dispositive power over all shares they are deemed to beneficially own. The business address of NB Public Equity K/S is Ostergade 24A, 1, DK-1100, Copenhagen K, Denmark.

(6)                                  The information in the table and this note is derived from the Schedule 13G/A filed by Visium Balanced Master Fund, Ltd., Visium Asset Management, LP, JG Asset, LLC, and Jacob Gottlieb (collectively, the “Visium Entities”) with the SEC on February 14, 2014. Based on information contained in the Schedule 13G/A, each of the Visium Entities are deemed to beneficially own 3,480,000 shares. Each of the Visium Entities has shared voting and dispositive power over all shares they are deemed to beneficially own. The business address of each of the Visium Entities is c/o Visium Asset Management, LP, 888 Seventh Avenue, New York, NY 10019.

(7)                                  The information in the table and this note is derived from the Schedule 13D/A filed by Kingstown Partners Master Ltd., Kingstown Partners II, L.P., Ktown, LP, Kingstown Capital Partners, LLC, Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer and Guy Shannon (collectively, the “Kingstown Entities”) with the SEC on July 9, 2014. Based on information contained in the Schedule 13D/A, Kingstown Partners Master Ltd. beneficially owns 2,488,132 shares, Kingstown Partners II, L.P. beneficially owns 316,212 shares, Ktown, L.P. beneficially owns 445,656 shares, Kingstown Capital Partners, LLC beneficially owns 3,250,000 shares, and each of Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer and Guy Shannon may be deemed to be the beneficial owner of 3,250,000 shares. Each of the Kingstown Entities has shared voting and dispositive power over all shares they are deemed to beneficially own. The business address of Kingstown Partners Master Ltd. is c/o Walkers Corporate Services Limited, Walkers House, 87 Mary Street, George Town, Grand Cayman Ky1-9005, Cayman Islands. The business address of each of the other Kingstown Entities is 100 Park Avenue, 21st Floor, New York City, New York, 10017.

Item 13.                            Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

It is QLT’s policy that each director and nominee for election as director delivers to QLT annually a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director or nominee, or their family members, and QLT participates, and in which the director or nominee, or such family member, has a material interest. The Board of Directors is requested to review all such transactions reported to it by a director or nominee in response to the questionnaire, or that are brought to its attention by management or otherwise. After the review, the disinterested directors approve, ratify or disapprove such transactions. Management also updates the Board of Directors as to any material changes to proposed transactions as they occur. This policy is not in writing but is followed consistently by the Board of Directors.

During 2014, QLT was not a party to any transaction where the amount involved exceeded $120,000 and in which an executive officer, director, director nominee or 5% shareholder (or their immediate family members) had a material direct or indirect interest, and no such person was indebted to QLT.

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

Jeffrey A. Meckler served as Chairman of the ETC from January 1, 2014 to October 22, 2014. The Board carefully considered whether serving as Chairman or a member of the ETC, the mandate of which was to perform the function of the CEO of QLT on an interim basis while the Board determined the resources and management necessary to pursue the Company’s new strategy, would interfere with the exercise of such director’s independent judgment. The Board determined that serving as a member or Chairman of the ETC has not, at any time, interfered with the exercise of independent judgment by either any of the members of the ETC or any Chairman of the ETC, and that, as a result, the relevant “independence” test under the applicable Canadian and United States securities laws has been met. In making this determination, the Board, among other things, considered the role of the ETC and the division of responsibility among the members, the role of the Chairman of the ETC, the means and amounts by which the Chairman and the other members of the ETC are remunerated for serving as such, the lack of agreements with the Company or terms of service regarding service on the ETC, the fact that all of the members of the ETC are subject to annual election as directors, and the distinction in manner and degree of compensation and benefits between the ETC and the Company’s past and current employed executive officers, among other factors. On October 23, 2014, Dr. Geoffrey F. Cox, a director of QLT, was appointed as the Interim CEO of QLT and the ETC was disbanded. As the Interim CEO of QLT, Dr. Cox is now considered a non-independent director.

As a result, and in connection with a review of the nature and materiality of all direct or indirect relationships between each director and QLT, the Board has determined that all members of the Board are and have been “independent”, under the independence standards of the NASDAQ Marketplace Rules, since their respective appointments to the Board, except Dr. Cox who ceased being “independent” upon his appointment as Interim CEO effective October 23, 2014.

From January 1, 2014 to October 22, 2014 Mr. Meckler was considered the Principal Executive Officer of QLT solely for SEC reporting purposes and the purposes of certifying certain SEC disclosure documents. Dr. Cox assumed the role of Principal Executive Officer on October 23, 2014 upon his appointment as Interim Chief Executive Officer. While, as described above, it is the Board’s view that Mr. Meckler qualified as an independent director of QLT under Canadian and U.S. securities laws, the Board acknowledges that his designation as “Principal Executive Officer” of QLT solely for SEC reporting purposes during the period specified above could create the appearance that Mr. Meckler was an executive officer of QLT during such time. Mr. Meckler was not an executive officer of QLT, but rather the ETC as a whole served the function of the principal executive of QLT. QLT does not believe that listing all members of the ETC during 2014 as executive officers in this Annual Report would provide useful disclosure to shareholders. Therefore, QLT has included Mr. Meckler as named executive officer in this Annual Report for the period during which he served as Chairman of the ETC.

In addition, each director who served as a member on each of the Audit and Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee during 2014 was “independent”, as independence for members of such committees is defined in Multilateral Instrument 52-110 — Audit Committees, the Marketplace Rules of NASDAQ and the rules of the SEC, as applicable, at the time they served on such committee.

Item 14.                           Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the aggregate fees billed by Deloitte LLP (formerly Deloitte & Touche LLP), the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the following services during 2014 and 2013.

Description of Service	2014(3) (US$)	2013(3) (US$)
Audit Fees(1)	$292,493	$348,544
Audit-Related Fees	—	—
Tax Fees (Tax compliance, tax advice and planning)	—	—
All Other Fees(2)	$145,013	—
Total Fees	$437,506	$348,544

(1)                                  Audit Fees consist of fees for audit of QLT’s annual financial statements for the respective year, reviews of QLT’s quarterly financial statements, services provided in connection with statutory and regulatory filings and audit of the Company’s internal controls over financial reporting.

(2)                                  All Other Fees consist of fees related to the filing of the Registration Statement on the Form S-4 filed with the SEC pursuant to the Merger Agreement, which was terminated on October 8, 2014.

(3)                                  Where amounts shown were paid in Canadian funds, the amounts set out in the above table represent the US dollar equivalent of those payments converted using the following weighted average exchange rates: US$1.00 = C$1.1043 for 2014 and US$1.00 = C$1.0300 for 2013.

Pre-Approval Policies and Procedures

The charter of the Audit and Risk Committee provides that the Audit and Risk Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for QLT by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2014 and 2013 were approved by the Audit and Risk Committee in accordance with the procedures described below.

The Audit and Risk Committee reviews and approves audit and non-audit services proposed to be provided by the independent auditors. The Audit and Risk Committee has delegated to its Chairman, or an alternate member of the Audit and Risk Committee, the authority to grant pre-approvals if either deems it necessary or appropriate to consider a pre-approval request without approval and/or meeting of the full Audit and Risk Committee. Pre-approvals by the Chairman of the Audit and Risk Committee or an alternate member are reviewed with the Audit and Risk Committee at its next regularly scheduled meeting.

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

Dated: April 30, 2015

QLT INC.

By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox, Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ W. Glen Ibbott
W. Glen Ibbott, Interim Chief Financial Officer
(Principal Financial and Accounting Officer)