Form 10-Q
period 2015-03-31
QLT INC/BC
filed 2015-04-30
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of April 23, 2015 the registrant had 51,255,700 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

TABLE OF CONTENTS

ITEM		PAGE

	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and March 31, 2014	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and year ended December 31, 2014	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
4.	CONTROLS AND PROCEDURES	24

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS	25
1A.	RISK FACTORS	25
6.	EXHIBITS	25

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	March 31, 2015	December 31, 2014

(In thousands of U.S. dollars)

ASSETS

Current assets

Cash and cash equivalents	$151,270	$155,908

Accounts receivable, net of allowances for doubtful accounts - current (Note 4)	258	363

Income taxes receivable	14	47

Prepaid and other	1,016	1,053

Total current assets	152,558	157,371

Accounts receivable - non-current (Note 4)	2,000	2,000

Property, plant and equipment	812	1,000

Total assets	$155,370	$160,371

LIABILITIES

Current liabilities

Accounts payable	$2,659	$1,943

Accrued liabilities (Note 5)	1,164	1,528

Total current liabilities	3,823	3,471

Uncertain tax position liabilities	360	388

Total liabilities	4,183	3,859

SHAREHOLDERS’ EQUITY

Share capital (Note 7)

Authorized

500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series

Issued and outstanding

Common shares	$467,339	$467,034

March 31, 2015 – 51,255,700 shares

December 31, 2014 – 51,199,922 shares

Additional paid-in capital	98,104	97,838

Accumulated deficit	(517,225)	(511,329)

Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	151,187	156,512

Total shareholders’ equity and liabilities	$155,370	$160,371

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

Three months ended March 31,	2015	2014

(In thousands of U.S. dollars except share and per share information)

Expenses

Research and development	$2,208	$4,813

Selling, general and administrative (Note 2)	3,619	2,156

Depreciation	188	229

Restructuring charges (Note 8)	—	571

	6,015	7,769

Operating loss	(6,015)	(7,769)

Other (expense) income

Net foreign exchange gains (losses)	98	(21)

Interest income	32	22

Fair value change in contingent consideration (Notes 3, 10)	—	1,466

Other	(2)	55

	128	1,522

Loss before income taxes	(5,887)	(6,247)

Provision for income taxes (Note 9)	(9)	(215)

Net loss and comprehensive loss	$(5,896)	$(6,462)

Basic and diluted net loss per common share (Note 11)

Net loss per common share	$(0.12)	$(0.13)

Weighted average number of common shares outstanding (in thousands)

Basic and diluted	51,237	51,082

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31,	2015	2014

(In thousands of U.S. dollars)

Cash used in operating activities

Net loss and comprehensive loss	$(5,896)	$(6,462)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	188	229

Stock-based compensation and restricted stock based compensation	365	552

Unrealized foreign exchange	(162)	58

Deferred income taxes	4	214

Changes in non-cash operating assets and liabilities

Accounts receivable	61	184

Prepaid and other assets	37	236

Accounts payable	812	65

Income taxes receivable / payable	33	9

Accrued liabilities	(209)	(624)

Accrued restructuring charges	—	485

	(4,767)	(5,054)

Cash provided by investing activities

Proceeds from contingent consideration (Note 3)	—	26,593

	—	26,593

Cash provided by financing activities

Issuance of common shares	206	—

	206	—

Effect of exchange rate changes on cash and cash equivalents	(77)	(151)

Net (decrease) increase in cash and cash equivalents	(4,638)	21,388

Cash and cash equivalents, beginning of period	155,908	118,521

Cash and cash equivalents, end of period	$151,270	$139,909

Supplementary cash flow information:

Income taxes paid	$4	$1

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at January 1, 2014	51,081,878	$466,229	$95,844	$(507,258)	$102,969	$157,784

Exercise of stock options, for cash, at prices ranging from CAD $4.54 to CAD $5.38 per share	104,044	750	(241)			509

Shares issued in connection with RSUs vested	14,000	55	(55)			—

Uncertain tax position liability recovery			837			837

Stock-based compensation			1,394			1,394

Restricted stock compensation			59			59

Net loss and comprehensive loss				(4,071)		(4,071)

Balance at December 31, 2014	51,199,922	$467,034	$97,838	$(511,329)	$102,969	$156,512

Exercise of stock options, for cash, at a price of CAD $4.54 per share	55,778	305	(99)			206

Stock-based compensation			342			342

Restricted stock compensation			23			23

Net loss and comprehensive loss				(5,896)		(5,896)

Balance at March 31, 2015	51,255,700	$467,339	$98,104	$(517,225)	$102,969	$151,187

(1)

At March 31, 2015, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

Following the October 8, 2014 termination of the Agreement and Plan of Merger (the “Merger Agreement”) dated June 25, 2014 among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”), we have continued to review our strategic and business options. We have engaged Greenhill & Co. to act as our financial advisor in connection with developing and providing advice with respect to various strategic and business alternatives. Strategic and business alternatives which QLT may consider include, but are not limited to, asset divestiture, partnering or other collaboration agreements, merger, reverse merger, reorganization or similar transactions, and potential acquisitions or recapitalizations. For more information on the previously contemplated merger with Auxilium, refer to Note 2 – Terminated Merger Transaction with Auxilium.

1.	CONDENSED SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014. All amounts herein are expressed in United States dollars unless otherwise noted.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as at March 31, 2015, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates include but are not limited to accounts receivable valuation provisions and fair value adjustments, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management.

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

Income Taxes

Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carry forwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of deferred net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. The realization of our deferred tax assets is primarily dependent on generating sufficient capital gains and taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset may not be realized. Changes in valuation allowances are included in our tax provision.

Contingent Consideration

Where contingent consideration assets are recorded, they are measured at fair value and revalued at each reporting period. The resulting fair value changes are included in continuing operations. See Note 3 — Contingent Consideration.

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

Recently Adopted Accounting Standards

On January 9, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-01 – Extraordinary Items. The new guidance eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the ASU No. 2015-01, an entity is no longer permitted to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard in the first quarter of 2015 did not have a significant impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

On February 18, 2015, FASB issued ASU No. 2015-02 – Amendments to Consolidation Analysis. The new guidance amends consolidation requirements under ASC No. 810, and significantly changes the consolidation analysis required under U.S. GAAP. ASU No. 2015-02 makes specific amendments to the current consolidation guidance for variable interest entities. ASU No. 2015-02 is effective for annual periods beginning after December 15, 2016, and interim periods beginning after December 15, 2017. As at the date of this assessment, management does not expect ASU No. 2015-02 to significantly impact the Company’s consolidated financial statements.

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

On October 8, 2014, the Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc (the “Endo Proposal”) to acquire all of the issued and outstanding shares of Auxilium and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), we paid Credit Suisse a breakup fee of $5.7 million (the “Breakup Fee”) in connection with the termination of the Merger Agreement. Our financial advisory services agreement with Credit Suisse was subsequently terminated.

During the three months ended March 31, 2014, QLT incurred consulting and transaction fees of $0.7 million in connection with our pursuit of a merger with Auxilium. Following the termination of the Merger Agreement with Auxilium, we have continued to review our strategic and business options and we engaged Greenhill & Co. to act as our financial advisor in connection with developing and providing advice with respect to various strategic and business alternatives. Strategic and business alternatives which QLT may consider include, but are not limited to, asset divestiture, partnering or other collaboration agreements, merger, reverse merger, reorganization or similar transactions, and potential acquisitions or recapitalizations. During the three months ended March 31, 2015, we incurred $1.9 million of consulting and advisory fees related to our exploration of these strategic options. For both comparative periods, these fees have been reflected in Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

3.	CONTINGENT CONSIDERATION

Related to the Sale of QLT USA, Inc.

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”) to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement with Tolmar dated October 1, 2009 (the “Tolmar Agreement”), we received $20.0 million on closing, $10.0 million on October 1, 2010 and were entitled to certain consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada (the “Sanofi License”), and the license with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe (the “Astellas License”). In accordance with the terms of the Tolmar Agreement, we were entitled to these payments until the earlier of (i) our receipt of $200.0 million of such payments or (ii) October 1, 2024. As at August 2014, the cumulative $200.0 million of such consideration was collected in full and no further amounts remain outstanding as at March 31, 2015.

Effective March 17, 2014, QLT entered into a consent and amendment agreement (the “Consent and Amendment Agreement”) to the Tolmar Agreement, under which Tolmar obtained our consent to consummate certain transactions that would affect the Sanofi License described above. Pursuant to the terms of the Consent and Amendment Agreement, in exchange for our consent, we received $17.0 million on March 17, 2014 as prepayment and full satisfaction of the remaining contingent consideration owing with respect to potential royalties under the Sanofi License.

Given that all contingent consideration under the terms of the Tolmar Agreement was collected in full by August 31, 2014, during the three months ended March 31, 2015, we received nil proceeds and recorded nil fair value gains or losses under the Tolmar Agreement. However, during the three months ended March 31, 2014, we collected $28.1 million of proceeds from the contingent consideration, which included the prepayment pursuant to the Consent and Amendment Agreement with respect to potential royalties under the Sanofi License described above. Approximately $26.6 million of these proceeds were reflected as cash provided by investing activities in the condensed consolidated statements of cash flows. The remaining proceeds of $1.5 million were recognized as a fair value increase in contingent consideration on the condensed consolidated statement of operations and comprehensive loss and were therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the condensed consolidated statements of cash flows.

Related to the Sale of Visudyne

On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”). Pursuant to the asset purchase agreement with Valeant (the “Valeant Agreement”), we received a payment of $112.5 million at closing, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had under certain provisions of the Valeant Agreement. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA.

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

As at March 31, 2015, the $5.0 million Laser Earn-Out Payment is recorded in accounts receivable on our condensed consolidated balance sheet at its estimated fair value of $2.0 million (December 31, 2014 – $2.0 million). Management’s fair value estimate reflects its assessment of collection risk, the impact of the passage of time and potential collection costs associated with the Valeant dispute. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil. We received no proceeds related to the collection of the contingent consideration for the sale of Visudyne during the three months ended March 31, 2015 and 2014.

The above contingent consideration payments related to the sale of QLT USA and our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 10 — Financial Instruments and Concentration of Credit Risk.

Related to the Sale of the PPDS Technology

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”) pursuant to the terms of our asset purchase agreement with Mati (the “Mati Agreement”). On December 24, 2012, we entered into an exclusive option agreement with Mati, under which we granted Mati a 90-day option to acquire assets related to our PPDS Technology in exchange for $0.5 million. Upon receipt of this payment, we recorded it as deferred income and recognized the $0.5 million rateably into income over the 90 day option term in accordance with our obligation to maintain the related intellectual property during that period. In accordance with the terms of the Mati Agreement, we received an additional payment of approximately $0.8 million upon closing. Furthermore, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. Under the terms of the Mati Agreement, we did not have any significant ongoing involvement in the operations or cash flows related to the PPDS Technology other than minor transition services which we provided. The activities related to transition services were complete as at September 30, 2013.

4.	ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	March 31, 2015	December 31, 2014

Accounts receivable - Laser Earn-Out Payment - non-current (a)	$2,000	$2,000

Accounts receivable - Other - current	258	363

	$2,258	$2,363

(a)	Accounts receivable relates to the Laser Earn-Out Payment as described in Note 3 – Contingent Consideration and Note 10 – Financial Instruments and Concentration of Credit Risk.

5.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2015	December 31, 2014

Compensation	$726	$1,136

Directors’ Deferred Share Units compensation (“DSU”)	438	392

	$1,164	$1,528

6.	FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility (as amended, the “Facility”) with HSBC Bank of Canada for the sole purpose of entering into foreign exchange contracts. The Facility allows us to enter into maximum of $12.5 million in forward foreign exchange contracts for terms up to one month and a maximum of $10.0 million for spot foreign exchange contracts.

The Facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At March 31, 2015, and December 31, 2014, no collateral was pledged as security for this facility given that we did not have any foreign exchange transactions outstanding.

7.	SHARE CAPITAL

(a)	Stock Options

On April 25, 2013, the Company’s board of directors amended and restated the QLT 2000 Incentive Stock Plan (the “Plan”) to increase the number of shares of the Company’s common stock, without par value, available for grant under the Plan from 7,800,000 to 11,800,000 and to make certain other amendments to the Plan. The amendment and restatement of the Plan was subject to shareholder approval, which was obtained on June 14, 2013. On July 29, 2013, the Company filed a registration statement with the SEC to register the issuance of up to 4,000,000 additional common shares that may be issued under the Plan as a result of the amendment to the Plan.

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

On January 6, 2015, the Board of Directors granted 100,000 stock options to QLT’s Interim Chief Financial Officer, Glen Ibbott. These stock options vest and become exercisable in thirty six (36) successive and equal monthly installments from the grant date. Furthermore, they are subject to a ten (10) year expiration period and have an exercise price of CAD $4.84 per common share, which is equal to the closing price of the Company’s common shares on the Toronto Stock Exchange on the date of grant.

There were no stock options granted during the three months ended March 31, 2014.

The following weighted average assumptions (no dividends are assumed) were used to value stock options granted in each of the following years:

	Three months ended March 31,
	2015	2014

Annualized volatility	41.3%	—

Risk-free interest rate	1.4%	—

Expected life (years)	6.8	—

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2015 was CAD $2.12 (three months ended March 31, 2014 – nil).

The impact on our results of operations of recording stock-based compensation for the three months ended March 31, 2015 and 2014 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2015	2014

Research and development	$205	$335

Selling, general and administrative	137	203

Stock-based compensation expense	$342	$538

As at March 31, 2015, 961,947 stock options were exercisable (December 31, 2014 – 816,197) and 1,107,979 stock options were unvested (December 31, 2014 – 1,273,952). As at March 31, 2015, the total estimated unrecognized compensation cost related to unvested stock options and the expected weighted average periods over which such costs are expected to be recognized is as follows:

March 31, 2015

Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$1,639

Expected weighted average period of recognition of compensation cost (in months)	31

Expected remaining weighted average period of compensation cost to be recognized (in years)	2.21

We issue new common shares upon exercise of stock options. During the three months ended March 31, 2015, 55,778 stock options were exercised (three months ended March 31, 2014 – nil). The intrinsic values associated with these stock options and the related cash received during the respective periods was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2015	2014

Intrinsic value of stock options exercised	$44	$—

Cash from exercise of stock options	206	—

(b)	Deferred Share Units

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

The impact on our results of operations of recording DSU compensation expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2015	2014

Research and development	$24	$24

Selling, general and administrative	54	54

Deferred share unit compensation expense	$78	$78

No cash payments were made under the DSU Plan during the three months ended March 31, 2015 and 2014.

As at March 31, 2015, 111,222 DSUs were vested (December 31, 2014 – 98,389) and 42,778 DSUs were unvested (December 31, 2014 – 55,611).

(c)	Restricted Stock Units

RSUs vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

The impact on our results of operations of recording RSU compensation expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2015	2014

Research and development	$7	$5

Selling, general and administrative	16	9

Restricted stock unit compensation expense	$23	$14

Upon vesting of RSUs, common shares are issued and these vested RSUs are no longer considered outstanding but are rather reflected as part of the total number of shares outstanding. As such, as at March 31, 2015 nil RSUs were vested (December 31, 2014 – nil) and 64,000 RSUs were unvested (December 31, 2014 – 64,000). In addition, the total estimated unrecognized compensation cost related to RSUs was $0.2 million (December 31, 2014 – $0.2 million) and the weighted average period over which such costs are expected to be recognized is 2.09 years (December 31, 2014 – 2.34 years).

8.	RESTRUCTURING CHARGE

In July 2012 we restructured our operations in order to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees were affected by the restructuring. Severance and support provisions were made to assist these employees with outplacement. During the three months ended March 31, 2015, we recorded charges of nil (three months ended March 31, 2014 – $0.6 million), related to this restructuring. The cumulative cost of the restructuring to date is $19.6 million (December 31, 2014 – $19.6 million).

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

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Contract Termination Costs(2)	Total

Balance at January 1, 2014	$130	$—	$130

Restructuring charge	666	78	744

Foreign exchange	(5)	—	(5)

Cash payments	(791)	(78)	(869)

Balance at December 31, 2014	—	—	—

Balance at March 31, 2015	$—	$—	$—

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space and certain property, plant and equipment.

9.	INCOME TAXES

During the three months ended March 31, 2015, the provision for income taxes was negligible compared to a provision of $0.2 million for the same period in 2014. The provision for income taxes in 2014 primarily relates to the gain on the fair value change of our Eligard related contingent consideration. The provisions in both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three months ended March 31, 2015 and 2014.

10.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, accounts receivable and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As at March 31, 2015
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$151,270	$—	$—	$151,270

Accounts receivable - Laser Earn-Out Payment - non-current (1)	—	—	2,000	$2,000

Total	$151,270	$—	$2,000	$153,270

	As at December 31, 2014
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$155,908	$—	$—	$155,908

Accounts receivable - Laser Earn-Out Payment - non-current (1)	—	—	2,000	$2,000

Total	$155,908	$—	$2,000	$157,908

(1)

Represents the estimated fair value of the Laser Earn-Out Payment as described in Note 3 – Contingent Consideration. The fair value of the Laser Earn-Out Payment was estimated using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected.

The following table represents a reconciliation of our contingent consideration assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA

Balance at January 1, 2014	$36,582

Transfer to Accounts Receivable	(9,989)

Settlements	(28,059)

Fair value change in contingent consideration	1,466

Balance at December 31, 2014	—

Balance at March 31, 2015	$—

As at March 31, 2015 and December 31, 2014 we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents and accounts receivable. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

11.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended March 31,
(In thousands of U.S. dollars, except share and per share data)	2015	2014

Numerator:

Net loss and comprehensive loss	$(5,896)	$(6,462)

Denominator: (in thousands)

Weighted average number of common shares outstanding	51,237	51,082

Basic and diluted net loss per common share	$(0.12)	$(0.13)

As at March 31, 2015, 2,069,926 stock options (December 31, 2014 – 2,090,149) and 64,000 RSUs (December 31, 2014 – 64,000) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Annual Report”).

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

Overview

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. Our core operations currently consist of clinical development programs focused on our synthetic retinoid, QLT091001, for the treatment of certain age-related and inherited retinal diseases.

From 2009 to 2013, we divested our Eligard product line, Visudyne business and punctal plug drug delivery system technology (the “PPDS Technology”). Following these divestitures, we significantly streamlined and restructured our operations to focus our resources on the development of QLT091001.

Strategic Review

On October 8, 2014, Auxillium Pharmaceuticals, Inc. (“Auxilium”) terminated the Agreement and Plan of Merger dated June 25, 2014 (the “Merger Agreement”) among QLT, Auxilium, QLT Holding Corp, and QLT Acquisition Corp.; which contemplated a business combination whereby Auxilium would have become an indirect wholly-owned subsidiary of QLT and Auxilium’s stockholders would have received common shares representing approximately 76% of the combined company. Following the termination of the Merger Agreement, we have continued to review our strategic and business options. We have engaged Greenhill & Co. to act as our financial advisor in connection with developing and providing advice with respect to various strategic and business alternatives. Strategic and business alternatives which QLT may consider include, but are not limited to, asset divestiture, partnering or other collaboration agreements, merger, reverse merger, reorganization or similar transactions, and potential acquisitions or recapitalizations.

During the three months ended March 31, 2015, QLT incurred consulting and advisory fees of $1.9 million related to its current strategic review. These transaction fees have been reflected as part of the Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive loss.

Research and Development

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

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently developing QLT091001 for the treatment of Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). As indicated above, we have completed an initial Phase Ib clinical proof of concept study and a follow-up retreatment study in LCA and RP patients with autosomal recessive mutations in retinal pigment epithelium protein 65 (“RPE65”) or lecithin:retinol acyltransferase (“LRAT”). A Phase 1b study in 5 RP patients with autosomal dominant mutation in RPE65 was also completed. The trial suggested that QLT091001 can improve visual function in patients with autosomal dominant RP due to RPE65 mutations with a safety profile similar to that seen in the IRD01 Phase 1b clinical trials in LCA and RP patients (IRD) with autosomal recessive mutations in RPE65 or LRAT.

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the U.S. Food and Drug Administration (the “FDA”), and for the treatment of LCA and RP (all mutations) by the European Medicines Agency (the “EMA”). These designations provide market exclusivity in the applicable jurisdiction after a product is approved for 10 years (possibly subject to reduction) in the EU and seven years in the U.S. Orphan drug designation in the EU can also provide an additional two years of market exclusivity for pediatric orphan drug designated drug products. The FDA has also formally acknowledged that the orphan drug designations granted by the FDA on QLT091001 for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) also cover QLT091001 for the treatment of Inherited Retinal Disease caused by LRAT or RPE65 mutations, including severe early childhood onset retinal dystrophy (“SECORD”), which disease/condition QLT believes subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP. The EMA also formally acknowledged that a therapeutic indication of QLT091001 for the treatment of patients with Inherited Retinal Disease, who have been phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT, would fall under the orphan drug designations of treatment of LCA and treatment of RP.

QLT091001 has also been granted two Fast Track designations by the FDA for the treatment of the LRAT and RPE65 genetic mutations in both LCA and autosomal recessive RP. The FDA’s Fast Track is a process designed to facilitate the development and expedite the review of drugs that are intended for the treatment of serious diseases and fill an unmet medical need.

Over the course of 2013 and 2014, the Company met with the FDA and the EMA, including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials. Following meetings with the FDA and EMA, in 2014 we amended and finalized our proposed pivotal trial protocol to test the safety and efficacy of QLT091001 in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by RPE65 or LRAT gene mutations, which disease/condition we believe subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP.

In an effort to potentially accelerate the commercial availability of QLT091001 as a treatment option, we are currently exploring with the EMA a submission of a Marketing Authorization Application (“MAA”) in 2016 for conditional approval of QLT091001 for the treatment of Inherited Retinal Disease based on the existing clinical data. During the first quarter of 2015, advisory meetings with certain European regulatory authorities were conducted and we are continuing our discussions with the European regulatory authorities regarding the MAA for conditional approval. Conditional approval, if granted, would be made subject to specified conditions, including among other things that we complete and have favorable safety and efficacy data from additional studies, including one or more pivotal trials of QLT091001 for Inherited Retinal Disease.

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

QLT091001 for the treatment of Impaired Dark Adaptation (“IDA”). In late 2013, we initiated a Phase IIa proof-of-concept randomized, multi-center, parallel-group, placebo-controlled trial of QLT091001 in adult patients with IDA, a condition that results in decreased ability to recover visual sensitivity in the dark after exposure to bright lights. The trial evaluated the safety profile and effects of QLT091001 on impaired dark adaptation time, glare recovery time and low luminance low contrast best corrected visual acuity in 43 patients. The study has been completed and results were reported on December 5, 2014. Forty-three patients were randomized to receive placebo or one of two different doses (10 or 40 mg/m2) of QLT091001 once per week for three consecutive weeks with one additional dose the day after the third dose, with 4 weeks of follow-up. Patients treated with QLT091001 showed trends to improvement in dark adaptation time and glare recovery time relative to patients treated with placebo. There was no clear treatment effect on low luminance low contrast best corrected visual acuity using the protocol and procedures of the study. QLT091001 treatment had an acceptable safety profile and was well-tolerated.

RESULTS OF OPERATIONS

The following table sets out our net losses from operations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(In thousands of U.S. dollars, except per share data)	2015	2014

Net loss and comprehensive loss	$(5,896)	$(6,462)

Basic and diluted net loss per common share	$(0.12)	$(0.13)

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

During the three months ended March 31, 2015, research and development (“R&D”) expenditures from continuing operations were $2.2 million compared to $4.8 million for the same period in 2014. The $2.6 million (54%) decrease was primarily due to higher costs incurred in 2014 related to certain toxicity studies, our impaired dark adaptation study and trailing costs from our LCA and RP Phase Ib retreatment study, which was substantially completed in 2013.

Selling, General and Administrative Expenses

During the three months ended March 31, 2015, selling, general and administrative (“SG&A”), expenditures were $3.6 million compared to $2.2 million for the same period in 2014. The $1.4 million (64%) increase in SG&A expenses was primarily due to higher consulting and advisory fees of $1.9 million incurred in connection with our current exploration and review of strategic alternatives. In comparison, during the three months ended March 31, 2014, we incurred $0.7 million of consulting and transaction fees related to our pursuit of a merger with Auxilium.

Restructuring Charges

During the three months ended March 31, 2015, we recorded nil restructuring charges compared to $0.6 million for the same period in 2014. The 2014 restructuring charges primarily related to accrued severance and termination benefits recorded in connection with the May 31, 2014 termination of our former Senior Vice President of Business Development and Commercial Operations, Alexander R. Lussow. The cumulative total cost of Dr. Lussow’s severance and termination benefits was $0.8 million, which was fully paid out on May 30, 2014.

Other (Expense) Income

Net Foreign Exchange Gains (Losses)

For the three months ended March 31, 2015 and 2014, net foreign exchange losses comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Change in Contingent Consideration

During the three months ended March 31, 2015 and 2014, the fair value change in contingent consideration was nil and $1.5 million, respectively. These fair value gains diminished to nil given that the final amount of Eligard related contingent consideration owing to QLT, under the terms of the stock purchase agreement with TOLMAR Holding, Inc. (“TOLMAR”) dated October 1, 2009 (the “Tolmar Agreement”), was collected in August 2014 and no further amounts remain outstanding as at March 31, 2015.

Income Taxes

During the three months ended March 31, 2015, the provision for income taxes was negligible compared to a provision of $0.2 million for the same period in the prior year. The provision for income taxes in 2014 primarily relates to the gain on the fair value change of our Eligard related contingent consideration. The provisions in both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three months ended March 31, 2015 and 2014.

As of March 31, 2015, we had a valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

As at March 31, 2015, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, restructuring and change in control obligations, and future consulting and advisory fees we expect to incur in connection with the exploration of strategic alternatives.

However, factors that may affect our future capital availability or requirements may include: expenses incurred in connection with the exploration and pursuit of future financial and/or strategic alternatives and returns of capital to shareholders, including future distributions and/or share repurchases; the status of competitors and their intellectual property rights; levels of future sales of Visudyne and receipt of certain earn-out payments and future contingent consideration under the 2012 asset purchase agreement with Valeant Pharmaceuticals International, Inc. (the “Valeant Agreement”); levels of any future payments related to the PPDS Technology we sold under the 2013 asset purchase agreement with Mati Therapeutics, Inc. (the “Mati Agreement”); the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

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

Cash Used in Operating Activities

During the three months ended March 31, 2015, we used $4.8 million of cash in operations compared to $5.1 million for the same period in 2014. The $0.3 million improvement in operating cash flows was primarily attributable to the following:

•	A positive operating cash flow variance of $2.8 million from lower operational spending;

•	A negative cash flow variance of $1.0 million associated with consulting and advisory fees paid during the period in connection with our exploration and review of strategic alternatives; and

•	A negative operating cash flow variance related to the fair value change in contingent consideration of $1.5 million.

Cash Provided by Investing Activities

During the three months ended March 31, 2015, there were no cash flows related to investing activities.

During the three months ended March 31, 2014, cash flows provided by investing activities primarily consisted of $26.6 million of contingent consideration received in connection with our previous sale of QLT USA under the terms of the Tolmar Agreement.

Cash Used in Financing Activities

During the three months ended March 31, 2015, cash flows from financing activities consisted of $0.2 million of proceeds received in connection with the issuance of common shares for stock options exercised.

During the three months ended March 31, 2014, there were no cash flows from financing activities.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2015, we had $151.3 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 15 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at March 31, 2015, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At March 31, 2015, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

As of March 31, 2015, our material contractual obligations consist of our clinical and development agreements. We currently have an operating lease commitment, for approximately 20,000 square feet of office and laboratory space, which expires on August 31, 2015. We are currently pursuing alternative arrangements for space for our head office upon expiration of our lease.

Off-Balance Sheet Arrangements

In connection with the sale of assets and businesses, we provide indemnities related to certain matters, including product liability, patent infringement, and contract breach and misrepresentation. We also provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to certain threshold amounts, specified claims periods and other restrictions and limitations. As at March 31, 2015, no amounts have been accrued in connection with such indemnities.

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

As of April 14, 2015, there were 51,255,700 common shares issued and outstanding, which totaled $467.3 million in share capital. As of April 14, 2015, we had 1,942,232 stock options outstanding of which 858,536 were exercisable at a weighted average exercise price of CAD $4.75 per share. Each stock option is exercisable for one common share. As of April 14, 2015, we had 64,000 RSUs outstanding, none of which are vested. Upon vesting, each RSU represents the right to receive one common share of the Company. As of April 14, 2015, we had 154,000 deferred stock units (“DSUs”) outstanding of which 115,500 are vested. The cash value of the DSUs outstanding as at April 14, 2015 is $0.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Significant estimates include but are not limited to accounts receivable valuation provisions and fair value adjustments, allocation of overhead expenses to research and development, stock-based compensation, restructuring costs, and provisions for taxes, tax assets and liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2014 Annual Report.

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

The following factors, among others, including those described under Item 1 A. Risk Factors in our 2014 Annual Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our continued pursuit of strategic alternatives, or our decision to discontinue such pursuit, and the uncertainty of whether we will be successful in our efforts;

•	unanticipated negative effects of our strategic restructuring in 2012 and 2013, including our significant reduction in workforce and disposition of our Visudyne business and PPDS Technology;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials including the anticipated timing to commence future clinical trials of QLT091001;

•	the anticipated timing of regulatory submissions for QLT091001, including the timing and outcome of our evaluation of a potential submission to the EMA for conditional approval;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates, including QLT091001;

•	our ability to successfully develop and commercialize QLT091001;

•	whether we pursue or obtain a potential partnering agreement for our synthetic retinoid program;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to obtain and, if applicable, maintain, orphan drug designations and/or qualification as a new chemical entity for our synthetic retinoid;

•

receipt of the Laser Earn-Out Payment (as defined and described under Note 3 – Contingent Consideration of the consolidated unaudited financial statements for the three months ended March 31, 2015), which is currently subject to a dispute with Valeant, and receipt of all or part of the other contingent consideration pursuant to the Valeant Agreement, which is based on future sales of Visudyne outside of the United States and sales attributable to any new indications for Visudyne approved by the FDA;

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

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Quarterly Report as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk of our 2014 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including our Interim Chief Executive Officer and Interim Chief Financial Officer. Our Interim Chief Executive Officer and Interim Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

No change was made to our internal controls over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our 2014 Annual Report.

ITEM 1A.	RISK FACTORS

Management believes that there have been no material changes to the Company’s risk factors as reported in Item 1A of our 2014 Annual Report.

The risks described in our 2014 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material may also materially adversely affect our business, products, financial condition and operating results.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)

Date: April 30, 2015	By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox
Interim Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	By:	/s/ W. Glen Ibbott
W. Glen Ibbott
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.76	Employment Agreement, effective as of January 5, 2015, by and between the Company and Glen Ibbott (incorporated by reference to Exhibit 10.76 of the Company’s current report on Form 8-K dated January 5, 2015 and filed with the commission on January 5, 2015).

10.79	Amendment to the Employment Agreement between the Company and Dr. Geoffrey Cox dated April 22, 2015 (incorporated by reference to Exhibit 10.79 of the Company’s current report on Form 8-K dated April 22, 2015 and filed with the commission on April 23, 2015).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*	The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”):

• unaudited condensed consolidated balance sheets;

• unaudited condensed consolidated statements of operations and comprehensive loss;

• unaudited condensed consolidated statements of cash flows;

• unaudited condensed consolidated statements of changes in shareholders’ equity; and

• notes to unaudited condensed consolidated financial statements.

*	Filed herewith