Form 10-Q
period 2015-06-30
QLT INC/BC
filed 2015-07-30
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 30, 2015 the registrant had 52,829,398 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

June  30, 2015

ITEM		PAGE
	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and June 30, 2014	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2015 and June 30, 2014	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2015 and year ended December 31, 2014	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
4.	CONTROLS AND PROCEDURES	32

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS	34

1A.	RISK FACTORS	34

6.	EXHIBITS	42

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2015	December 31, 2014
(In thousands of U.S. dollars)
ASSETS

Current assets
Cash and cash equivalents	$147,340	$155,908

Accounts receivable, net of allowances for doubtful accounts - current (Note 5)	830	363
Secured note receivable - current (Notes 2, 5)	3,484	—

Income taxes receivable	14	47
Prepaid and other	756	1,053
Total current assets	152,424	157,371
Accounts receivable - non-current (Notes 4, 5)	2,000	2,000

Property, plant and equipment	633	1,000
Total assets	$155,057	$160,371

LIABILITIES

Current liabilities
Accounts payable	$5,497	$1,943

Accrued liabilities (Note 6)	1,495	1,528
Total current liabilities	6,992	3,471
Uncertain tax position liabilities	370	388
Total liabilities	7,362	3,859

SHAREHOLDERS’ EQUITY
Share capital (Note 8)
Authorized
500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series
Issued and outstanding

Common shares	$475,321	$467,034
June 30, 2015 – 52,826,748 shares

December 31, 2014 – 51,199,922 shares
Additional paid-in capital	97,381	97,838

Accumulated deficit	(527,976)	(511,329)
Accumulated other comprehensive income	102,969	102,969
Total shareholders’ equity	147,695	156,512
Total shareholders’ equity and liabilities	$155,057	$160,371

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars except share and per share information)	2015	2014	2015	2014
Expenses

Research and development	$3,404	$4,079	$5,612	$8,893
Selling, general and administrative (Notes 2, 3)	7,154	4,098	10,773	6,254

Depreciation	179	229	367	458
Restructuring charges (Note 9)	—	172	—	744

	10,737	8,578	16,752	16,349
Operating loss	(10,737)	(8,578)	(16,752)	(16,349)

Other (expense) income
Net foreign exchange (losses) gains	(60)	(53)	38	(74)

Interest income	51	31	83	53
Fair value change in contingent consideration (Notes 4, 11)	—	—	—	1,466

Other	—	42	(2)	99
	(9)	20	119	1,544
Loss from continuing operations before income taxes	(10,746)	(8,558)	(16,633)	(14,805)
Provision for income taxes (Note 10)	(5)	(23)	(14)	(238)
Loss from continuing operations	(10,751)	(8,581)	(16,647)	(15,043)
Loss from discontinued operations, net of income taxes	—	(57)	—	(57)
Net loss and comprehensive loss	$(10,751)	$(8,638)	$(16,647)	$(15,100)

Basic and diluted net loss per common share (Note 12)
Continuing operations	$(0.21)	$(0.17)	$(0.32)	$(0.29)

Discontinued operations	—	(0.00)	—	(0.00)
Net loss per common share	$(0.21)	$(0.17)	$(0.32)	$(0.29)

Weighted average number of common shares outstanding (in thousands)
Basic and diluted	51,779	51,082	51,508	51,082

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(In thousands of U.S. dollars)
Cash used in operating activities
Net loss and comprehensive loss	$(10,751)	$(8,638)	$(16,647)	$(15,100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	179	229	367	458
Stock-based compensation and restricted stock based compensation	1,965	419	2,330	971
Unrealized foreign exchange	55	36	(106)	94
Deferred income taxes	5	23	9	237
Changes in non-cash operating assets and liabilities
Accounts receivable	(21)	(64)	40	120
Secured note receivable - current	(24)	—	(24)	—
Prepaid and other assets	260	613	297	849
Accounts payable	2,823	1,177	3,633	1,242
Income taxes receivable	—	—	33	9
Accrued liabilities	317	360	109	(264)
Accrued restructuring charges	—	(615)	—	(130)

	(5,192)	(6,460)	(9,959)	(11,514)
Cash (used in) provided by investing activities
Purchase of property, plant and equipment	—	(25)	—	(25)
Proceeds from contingent consideration (Note 4)	—	4,445	—	31,038
Secured note receivable (Note 2)	(3,460)	—	(3,460)	—
	(3,460)	4,420	(3,460)	31,013
Cash provided by financing activities
Issuance of common shares related to stock option exercises	4,739	—	4,945	—

	4,739	—	4,945	—
Effect of exchange rate changes on cash and cash equivalents	(17)	64	(94)	(87)
Net (decrease) increase in cash and cash equivalents	(3,930)	(1,976)	(8,568)	19,412
Cash and cash equivalents, beginning of period	151,270	139,909	155,908	118,521
Cash and cash equivalents, end of period	147,340	$137,933	$147,340	$137,933

Supplementary cash flow information:
Income taxes paid	$—	$—	$4	$1

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (1)	Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2014	51,081,878	$466,229	$95,844	$(507,258)	$102,969	$157,784
Exercise of stock options at prices ranging from CAD $4.54 to CAD $5.38 per share	104,044	750	(241)			509
Shares issued in connection with RSUs vested	14,000	55	(55)			—
Uncertain tax position liability recovery			837			837
Stock-based compensation			1,394			1,394
Restricted stock compensation			59			59
Net loss and comprehensive loss				(4,071)		(4,071)
Balance at December 31, 2014	51,199,922	$467,034	$97,838	$(511,329)	$102,969	$156,512
Exercise of stock options at a price of CAD $4.54 per share	55,778	305	(99)			206
Stock-based compensation			342			342
Restricted stock compensation			23			23
Net loss and comprehensive loss				(5,896)		(5,896)
Balance at March 31, 2015	51,255,700	$467,339	$98,104	$(517,225)	$102,969	$151,187
Exercise of stock options at prices ranging from CAD $4.08 to CAD $4.54 per share (2)	1,507,048	7,760	(2,466)			5,294
Shares issued in connection with RSUs vested	64,000	222	(222)			—
Stock-based compensation			1,790			1,790
Restricted stock compensation			175			175
Net loss and comprehensive loss				(10,751)		(10,751)
Balance at June 30, 2015	52,826,748	$475,321	$97,381	$(527,976)	$102,969	$147,695

(1)

At June 30, 2015, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

(2)	At June 30, 2015, $0.6 million was receivable in connection with the exercise of stock options during the period.

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Throughout this Quarterly Report on Form 10-Q (this “Report”), the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, unless otherwise stated.

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as at June 30, 2015, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

The Company issues Restricted Stock Units (“RSUs”) to its directors as consideration for their provision of future services as directors. Restricted stock-based compensation expense is measured based on the fair value market price of QLT’s common shares on the grant date and is generally recognized over the requisite service period, which coincides with the vesting period. RSUs can only be exchanged and settled for QLT’s common shares, on a one-to-one basis, upon vesting.

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

Contingent Consideration

Where contingent consideration assets are recorded, they are measured at fair value and revalued at each reporting period. The resulting fair value changes are included in continuing operations. See Note 4 — Contingent Consideration.

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

Recently Adopted Accounting Standards

On June 15, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-10 – Technical Corrections and Improvements, which makes certain technical corrections (i.e. minor clarifications and improvements) to the FASB Accounting Standards Codification (“ASC”). Under ASU No. 2015-10, amendments requiring transition guidance are effective for fiscal years, and interim periods, beginning after December 15, 2015. All other amendments became effective on June 15, 2015. The adoption of this standard in the second quarter of 2015 did not have a significant impact on the Company’s financial position or results of operations.

On May 11, 2015, the FASB issued ASU No. 2015-08 – Business Combinations: Pushdown Accounting Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115, which removes references to the SEC’s Staff Accounting Bulletin (“SAB”) Topic 5J on pushdown accounting from ASC No. 805-50 – Business Combinations. The Commission’s SAB 115 superseded the guidance in SAB Topic 5J in connection with the FASB’s November 2014 release of ASU No. 2014-17 – Business Combinations (Topic 805): Pushdown Accounting (A Consensus of the FASB Emerging Issues Task Force). The amendments in ASU No. 2015-08 therefore conform the FASB’s guidance on pushdown accounting with the SEC’s. The adoption of this standard in the second quarter of 2015 did not have a significant impact on the Company’s financial position or results of operations.

On January 9, 2015, the FASB issued ASU No. 2015-01 – Extraordinary Items. The new guidance eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the ASU No. 2015-01, an entity is no longer permitted to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of this standard in the first quarter of 2015 did not have a significant impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

On April 15, 2015, the FASB issued ASU No. 2015-05 – Customers’ Accounting for Cloud Computing Costs. Under the new guidance, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses are accounted for under ASC No. 350-40 – Intangibles – Goodwill and Other. An arrangement would contain a software license element if both of the following criteria are met: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. If the arrangement does not meet both criteria, it is considered a service contract, and does not constitute a purchase of a software license. ASU No. 2015-05 is effective for annual periods, and interim periods, beginning after December 15, 2015. Management is currently assessing the impact of ASU No. 2015-05 on the Company’s consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs. The new guidance changes the presentation of debt issuance costs in financial statements. Under ASU No. 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU No. 2015-03 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Management is currently assessing the impact of ASU No. 2015-03 on the Company’s consolidated financial statements.

On February 18, 2015, FASB issued ASU No. 2015-02 – Amendments to Consolidation Analysis. The new guidance amends consolidation requirements under ASC No. 810 – Consolidation, and significantly changes the consolidation analysis required under U.S. GAAP. ASU No. 2015-02 makes specific amendments to the current consolidation guidance for variable interest entities. ASU No. 2015-02 is effective for annual periods beginning after December 15, 2016 and interim periods beginning after December 15, 2017. As at the date of this assessment, management does not expect ASU No. 2015-02 to significantly impact the Company’s consolidated financial statements.

2.	STRATEGIC TRANSACTIONS

Following the October 8, 2014 termination of the Auxilium Agreement and Plan of Merger (as defined and described under Note 3 – Terminated Merger Transaction with Auxilium below), we continued to review our strategic and business options. Greenhill & Co. was engaged as our financial advisor to aid in developing, exploring and providing advice with respect to such strategic and business alternatives.

Merger Transaction with InSite Vision Incorporated

On June 8, 2015, QLT and InSite Vision Incorporated (“InSite”) entered into an Agreement and Plan of Merger, as amended and restated as of July 16, 2015 (the “Merger Agreement”). The Merger Agreement contemplates a business combination whereby Isotope Acquisition Corp. (“Merger Sub”), a Delaware corporation and an indirect and wholly owned subsidiary of QLT, will be merged with and into InSite, after which the separate corporate existence of Merger Sub will cease and InSite will emerge as the surviving corporation to become an indirect wholly owned subsidiary of QLT (the “Merger”). QLT will be the legal and accounting acquirer and the acquisition method of accounting under ASC No. 805 – Business Combinations is expected to apply. The purchase consideration will be allocated based on the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed at the date of the closing of the Merger.

Upon consummation of the Merger, each share of InSite common stock owned immediately prior to the Merger will be converted into the right to receive 0.048 (the “Exchange Ratio”) of a validly issued, fully paid and non-assessable common share of QLT. Following the completion of the Merger, current QLT stockholders are expected to own approximately 88.5% and current InSite stockholders are expected to own approximately 11.5% of the combined company (the “ Combined Company”).

While the Merger has been unanimously approved by the Boards of Directors of QLT, InSite and Merger Sub, completion of the Merger is subject to customary closing conditions, including among other things, (i) the adoption of the Merger Agreement by InSite’s stockholders, (ii) the absence of any legal restraints or prohibitions on the consummation of the Merger, (iii) the effectiveness of the registration statement on Form S-4, which was filed with the SEC on July 29, 2015, and (iv) the approval of the listing of the QLT common shares to be issued in the Merger on the NASDAQ and Toronto Stock Exchange (the “TSX”), subject to official notice of issuance. In addition, QLT and InSite’s respective obligations to complete the Merger are subject to other specified conditions, including, (a) with respect to QLT’s obligations (i) the U.S. Food and Drug Administration (the “FDA”) not having issued a written communication refusing to file the new drug application (“NDA”) with respect to BromSite™ (the “BromSite NDA”) for review by August 10, 2015, which is the 60th day following the FDA’s receipt of the BromSite NDA, and (ii) the FDA not having asserted a deficiency that is reasonably likely to require one or more additional clinical studies with respect to BromSite by August 24, 2015, which is the 74th day following the FDA’s receipt of the BromSite NDA, (b) with respect to InSite’s obligations, QLT not having taken any action that would reasonably be expected to cause QLT to be treated as a “domestic corporation” within the meaning of the Internal Revenue Code of 1986 as a result of the Merger, and (c) with respect to the respective obligations of QLT and InSite (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of the other party with its covenants under the Merger Agreement in all material respects, and (iii) no events having occurred that would have a material adverse effect on the other party. The Merger is expected to close in the second half of 2015.

Under the terms of the Merger Agreement, QLT is subject to certain interim operating covenants until the closing date of the Merger. These covenants include, but are not limited to, restrictions on QLT’s ability to change, recapitalize or reorganize its capital stock, grant additional equity instruments and awards, and incur, create or assume additional indebtedness. In addition, QLT is precluded from establishing a record date for the Aralez Distribution (as defined below) that is earlier than the completion of the Merger or termination of the Merger Agreement.

In light of InSite’s lack of financial resources, on June 8, 2015, QLT granted InSite a secured line of credit (the “Secured Note”) for up to $9.9 million to fund continuing operations through to the completion of the Merger and subject to certain conditions and restrictions. The Secured Note bears interest at 12% per annum and may increase to 14% per annum under certain conditions specified in the Secured Note Agreement (the “Secured Note Agreement”). The Secured Note is secured by a first priority security interest in substantially all of InSite’s assets. The outstanding principal balance together with all accrued and unpaid interest will become due and payable in a lump sum on the earliest of: (i) the day following the closing of the Merger, and (ii) 12 months following the termination of the Merger Agreement, provided that InSite’s obligation to repay those amounts will accelerate and become due and payable on the occurrence of any event of default under the Secured Note or on the termination of the Merger Agreement under certain circumstances. As at June 30, 2015, $3.5 million was outstanding under the Secured Note.

In the event that the Merger is not completed, the InSite stockholders will not receive any consideration for their shares of InSite common stock and QLT and Insite will remain independent public companies listed on their respective stock exchanges. Pursuant to the terms of the Merger Agreement, in addition to repayment of the amounts owing under the Secured Note, under specified circumstances InSite may be required to pay QLT a termination fee of $1.17 million.

Aralez Investment and Distribution

On June 8, 2015, QLT entered into a Share Subscription Agreement (the “Aralez Share Subscription Agreement”) with, among other parties, Aguono Limited, a private limited company incorporated in Ireland that will be re-registered as a public limited company and renamed Aralez Pharmaceuticals plc (“Aralez”). Aralez will be the holding company resulting from the pending merger transaction between Tribute Pharmaceuticals Canada, Inc. (“Tribute”) and POZEN Inc. (“Pozen”), which was announced on June 8, 2015. The Aralez shares are expected to trade on the NASDAQ and TSX.

The Aralez Share Subscription Agreement provides that, among other things, subject to the terms and conditions set forth therein, Aralez will issue and sell to QLT fully paid and non-assessable ordinary shares of Aralez for an aggregate purchase price of $45.0 million at a price per share of $7.20. QLT intends, following the purchase of the Aralez shares and closing of the proposed Merger, to effect a special election distribution to each of its shareholders, payable, at the election of each such shareholder, in either Aralez shares or cash, subject to possible pro-ration reflecting a maximum cash component of $15.0 million (the “Aralez Distribution”). The Aralez Distribution would be effected only following the completion of the issuance of Aralez Shares to QLT and the formal approval by the QLT Board of Directors of the Aralez Distribution, including the establishment of a record date for such purposes. If the merger between Tribute and Pozen is not consummated, and accordingly Aralez Shares are not issued to QLT, then the QLT Board of Directors plans to consider other methods to effect the return of capital to shareholders.

Convertible Notes

On June 8, 2015, QLT announced that, subsequent to the completion of the Merger and following the purchase of the Aralez shares described above, the Company intends to return an additional $25.0 million of capital to QLT shareholders by way of the issuance of convertible notes (the “Convertible Notes”), which are redeemable for cash, or at the sole discretion of the holder, convertible into QLT common shares within a 21 month term starting from the third month following issuance. The conversion price of the Convertible Notes would be equal to the volume-weighted average price of QLT common shares for the ten trading days following a record date to be set by the Board for the issuance of the Convertible Notes, plus a 35% premium. Concurrently with the issuance of the Convertible Notes, QLT would irrevocably and unconditionally place $25.0 million in trust with a trustee, to be held for and on behalf of the QLT shareholders, to fund any redemptions or conversions of the Convertible Notes. The Convertible Notes would be issued only following the time that the Board formally approves the terms of the Convertible Notes, their issuance and establishes a record date for such purposes.

The Aralez Distribution and the issuance of the Convertible Notes may include a reduction of paid-up capital on QLT’s common shares, reorganization of QLT’s capital or other alternatives, all of which are subject to various conditions, including, among other things, QLT obtaining shareholder approval by special resolution at an annual general and special meeting of QLT shareholders currently anticipated to be held in the second half of 2015. If the required QLT shareholder approval is not obtained or if the other conditions are not met, it is currently anticipated that the Company will effect the Aralez Distribution and the issuance of the Convertible Notes by way of a dividend in kind.

Private Placement

On June 8, 2015, QLT entered into a Share Purchase and Registration Rights Agreement (the “Share Purchase and Registration Rights Agreement”) with Broadfin Healthcare Master Fund, Ltd, JW Partners, LP, JW Opportunities Fund, LLC, and EcoR1 Capital Fund, LP (the “QLT Investors”). The Share Purchase and Registration Rights Agreement provides that, among other things, subject to the terms and conditions set forth therein, QLT will issue and sell to each investor a certain number of QLT common shares for an aggregate purchase price of $20.0 million (the “Private Placement”). The Private Placement is expected to occur after the completion of the Merger, the Aralez Distribution and issuance of the Convertible Notes. Following completion of the Private Placement, the former stockholders of InSite would own approximately 9.3% of the outstanding QLT common shares, the pre-Merger shareholders of QLT would own approximately 75.1% of the outstanding QLT common shares and the QLT Investors would own approximately 15.6% of the outstanding QLT common shares.

During the three and six months ended June 30, 2015, we incurred $4.7 million and $6.7 million, of consulting and advisory fees, respectively, related to our exploration and pursuit of the strategic transactions discussed above. In addition, all of these consulting and advisory fees have been reflected in Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

3.	TERMINATED MERGER TRANSACTION WITH AUXILIUM

On June 25, 2014, the Company entered into the Agreement and Plan Merger (the “Auxilium Merger Agreement”) Agreement among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). The Auxilium Merger Agreement contemplated a business combination, through a stock transaction, whereby AcquireCo would be merged with and into Auxilium; AcquireCo’s corporate existence would then subsequently cease; and Auxilium would continue as the surviving corporation (the “Auxilium Merger”). On the date of the closing of the Auxilium Merger, Auxilium would have become an indirect wholly owned subsidiary of QLT and Auxilium stockholders would have received common shares representing approximately 76% of the combined company, subject to certain adjustments.

On October 8, 2014, the Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc (the “Endo Proposal”) to acquire all of the issued and outstanding shares of Auxilium and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Auxilium Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), we paid Credit Suisse a breakup fee of $5.7 million (the “Breakup Fee”) in connection with the termination of the Auxilium Merger Agreement. Our financial advisory services agreement with Credit Suisse was subsequently terminated.

During the three and six months ended June 30, 2014, QLT incurred consulting and transaction fees of $2.5 million and $3.2 million, respectively, in connection with our pursuit of a merger with Auxilium.

4.	CONTINGENT CONSIDERATION

Related to the Sale of QLT USA, Inc.

On October 1, 2009, we divested the Eligard® product line as part of the sale of all of the shares of our U.S. subsidiary, QLT USA, Inc. (“QLT USA”) to TOLMAR Holding, Inc. (“Tolmar”) for up to an aggregate $230.0 million plus cash on hand of $118.3 million. Pursuant to the stock purchase agreement with Tolmar dated October 1, 2009 (the “Tolmar Agreement”), we received $20.0 million on closing, $10.0 million on October 1, 2010 and were entitled to certain consideration payable on a quarterly basis in amounts equal to 80% of the royalties paid under the license with Sanofi Synthelabo Inc. for the commercial marketing of Eligard in the U.S. and Canada (the “Sanofi License”), and the license with MediGene Aktiengesellschaft which, effective March 1, 2011, was assigned to Astellas Pharma Europe Ltd., for the commercial marketing of Eligard in Europe (the “Astellas License”). In accordance with the terms of the Tolmar Agreement, we were entitled to these payments until the earlier of (i) our receipt of $200.0 million of such payments or (ii) October 1, 2024. As at August 2014, the cumulative $200.0 million of such consideration was collected in full and no further amounts remain outstanding as at June 30, 2015.

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

Given that all contingent consideration under the terms of the Tolmar Agreement was collected in full by August 31, 2014, during the three and six months ended June 30, 2015, we received nil proceeds and recorded nil fair value gains or losses under the Tolmar Agreement. However, during the three and six months ended June 30, 2014, we collected $4.4 million and $32.5 million, respectively, of proceeds from the contingent consideration, which included the prepayment pursuant to the Consent and Amendment Agreement with respect to potential royalties under the Sanofi License described above. During the three months ended June 30, 2014, the full $4.4 million of proceeds was reflected as cash provided by investing activities in the condensed consolidated statements of cash flows. During the six months ended June 30, 2014, approximately $31.0 million of these proceeds were reflected as cash provided by investing activities in the condensed consolidated statements of cash flows. The remaining proceeds of $1.5 million were recognized as a fair value increase in contingent consideration on the condensed consolidated statement of operations and comprehensive loss and were therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the condensed consolidated statements of cash flows.

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

As at June 30, 2015, the $5.0 million Laser Earn-Out Payment is recorded in accounts receivable on our condensed consolidated balance sheet at its estimated fair value of $2.0 million (December 31, 2014 – $2.0 million). Management’s fair value estimate reflects its assessment of collection risk, the impact of the passage of time and potential collection costs associated with the Valeant dispute. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil. We received no proceeds related to the collection of the contingent consideration for the sale of Visudyne during the three and six months ended June 30, 2015 and 2014.

The above contingent consideration payments related to the sale of QLT USA and our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 11 — Financial Instruments and Concentration of Credit Risk.

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

5.	ACCOUNTS RECEIVABLE

(In thousands of U.S. dollars)	June 30, 2015	December 31, 2014
Accounts receivable - Laser Earn-Out Payment - non-current (a)	$2,000	$2,000
Secured note receivable - current (Note 2)	3,484	—
Accounts receivable - current	830	363
	$6,314	$2,363

(a)	Accounts receivable relates to the Laser Earn-Out Payment as described in Note 4 – Contingent Consideration and Note 11 – Financial Instruments and Concentration of Credit Risk.

6.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2015	December 31, 2014
Compensation	$983	$1,136
Directors’ Deferred Share Units compensation (“DSU”)	512	392
	$1,495	$1,528

7.	FOREIGN EXCHANGE FACILITY

We have a foreign exchange facility (as amended, the “Facility”) with HSBC Bank of Canada for the sole purpose of entering into foreign exchange contracts. The Facility allows us to enter into maximum of $12.5 million in forward foreign exchange contracts for terms up to one month and a maximum of $10.0 million for spot foreign exchange contracts.

The Facility requires security in the form of cash or money market instruments based on the contingent credit exposure for any outstanding foreign exchange transactions. At June 30, 2015, and December 31, 2014, no collateral was pledged as security for this facility given that we did not have any foreign exchange transactions outstanding.

8.	SHARE CAPITAL

(a)	Stock Options

On July 29, 2015, the Company filed a preliminary registration statement on Form S-4 with the SEC to register 8,568,541 additional common shares, which are expected to be issued in connection with the Merger described under Note 2 – Strategic Transactions.

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

In connection with the strategic transactions announced on June 8, 2015 as described under Note 2 – Strategic Transactions, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to 1,086,473 options outstanding and unvested at that date. The impact of the accelerated vesting of these stock options during the three months ended June 30, 2015 was $1.5 million.

On January 6, 2015, the Board of Directors granted 100,000 stock options to QLT’s Interim Chief Financial Officer, Glen Ibbott. These stock options were originally expected to vest and become exercisable in thirty six (36) successive and equal monthly installments from the grant date. As described above, the vesting provisions applicable to these stock options were accelerated on June 7, 2015. These stock options are subject to a ten (10) year expiration period and have an exercise price of CAD $4.84 per common share, which is equal to the closing price of the Company’s common shares on the Toronto Stock Exchange on the date of grant.

No stock options were granted during the three months ended June 30, 2015, or the three and six months ended June 30, 2014.

The following weighted average assumptions (no dividends are assumed) were used to value stock options granted in each of the following periods:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Annualized volatility	—	—	41.3%	—

Risk-free interest rate	—	—	1.4%	—
Expected life (years)	—	—	6.8	—

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2015 was CAD $2.12 (six months ended June 30, 2014 – nil).

Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2015	2014	2015	2014
Research and development	$988	$249	$1,193	$584

Selling, general and administrative	$802	155	939	358
Stock-based compensation expense	$1,790	$404	$2,132	$942

As at June 30, 2015, 430,802 stock options were exercisable (December 31, 2014 – 816,197) and nil stock options were unvested (December 31, 2014 – 1,273,952). Given the accelerated vesting of stock options, the total estimated unrecognized compensation cost related to unvested stock options as at June 30, 2015 is nil.

We issue new common shares upon exercise of stock options. During the three months ended June 30, 2015, 1,507,048 stock options were exercised (three months ended June 30, 2014 – nil). During the six months ended June 30, 2015, 1,562,826 stock options were exercised (six months ended June 30, 2014 – nil). The intrinsic values associated with these stock options and the related cash received during the respective periods was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2015	2014	2015	2014
Intrinsic value of stock options exercised	$939	$—	$983	$—
Cash from exercise of stock options	4,739	—	4,945	—

(b)	Deferred Share Units

DSUs have only been issued to our directors. DSUs vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the date of grant. A vested DSU can only be settled by conversion to cash (i.e. no share is issued) and is automatically converted after the director ceases to be member of the Board unless the director is removed from the Board for just cause.

The impact on our results of operations of recording DSU compensation expense for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2015	2014	2015	2014
Research and development	$20	$28	$44	$53

Selling, general and administrative	46	63	100	118
Deferred share unit compensation expense	$66	$91	$144	$171

No cash payments were made under the DSU Plan during the three and six months ended June 30, 2015 and 2014.

As at June 30, 2015, 124,056 DSUs were vested (December 31, 2014 – 98,389) and 29,944 DSUs were unvested (December 31, 2014 – 55,611).

(c)	Restricted Stock Units

RSUs generally vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

In connection with the strategic transactions announced on June 8, 2015 as described under Note 2 – Strategic Transactions, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to 64,000 RSUs outstanding and unvested at that date. The impact of the accelerated vesting of these RSUs during the three months ended June 30, 2015 was $0.2 million.

Total RSU compensation expense recorded during the three and six months ended June 30, 2015 and 2014 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2015	2014	2015	2014
Research and development	$54	$6	$61	$11

Selling, general and administrative	121	9	137	18
Restricted stock unit compensation expense	$175	$15	$198	$29

Upon vesting of RSUs, common shares are issued and these vested RSUs are no longer considered outstanding, but are rather reflected as part of the total number of shares outstanding. As a result of the June 7, 2015 accelerated vesting of RSUs and related issuance of shares, nil RSUs were outstanding and unvested as at June 30, 2015 (December 31, 2014 – 64,000). In addition, the total estimated unrecognized compensation cost related to RSUs was nil (December 31, 2014 – $0.2 million) and the weighted average period over which such costs are expected to be recognized is nil (December 31, 2014 – 2.34 years).

9.	RESTRUCTURING CHARGES

In July 2012, we restructured our operations in order to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. Following the sale of Visudyne to Valeant, we further reduced our workforce to better align the Company’s resources with our corporate objectives. Approximately 180 employees were affected by the restructuring. Severance and support provisions were made to assist these employees with outplacement. During the three and six months ended June 30, 2015, we recorded charges of nil (three months ended June 30, 2014 – $0.2 million, six months ended June 30, 2014 – $0.7 million), related to this restructuring. The cumulative cost of the restructuring was $19.6 million (December 31, 2014 – $19.6 million).

Effective December 18, 2013, we entered into a letter agreement with Alexander R. Lussow, the Company’s former Senior Vice President, Business Development and Commercial Operations, in which we, among other things, agreed to terminate him on either March 31, 2014, April 30, 2014 or May 31, 2014, at the Company’s discretion. Effective May 31, 2014, Alexander R. Lussow’s employment with QLT was terminated. The cost of his severance and termination benefits was $0.8 million, which was fully paid out on May 30, 2014.

The details of our previous restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Contract Termination Costs(2)	Total
Balance at January 1, 2014	$130	$—	$130
Restructuring charge	666	78	744
Foreign exchange	(5)	—	(5)
Cash payments	(791)	(78)	(869)
Balance at December 31, 2014	—	—	—
Balance at March 31, 2015	$—	$—	$—
Balance at June 30, 2015	$—	$—	$—

(1)	Costs include severance, termination benefits, and outplacement support.

(2)	Costs include lease costs related to excess office space and certain property, plant and equipment.

10.	INCOME TAXES

During the three months ended June 30, 2015, and June 30, 2014, the provision for income taxes was negligible. The provisions in both periods reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

During the six months ended June 30, 2015, the provision for income taxes was negligible compared to a provision of $0.2 million for the same period in 2014. The provision for income taxes in 2014 primarily relates to the gain on the fair value change of our former Eligard related contingent consideration asset. The provisions in both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and six months ended June 30, 2015 and 2014.

11.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, accounts receivable and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As at June 30, 2015
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$147,340	$—	$—	$147,340
Secured note receivable - current (Note 2)	—	—	3,484	3,484

Accounts receivable - Laser Earn-Out Payment - non-current (1)	—	—	2,000	2,000
Total	$147,340	$—	$5,484	$152,824

	As at December 31, 2014
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$155,908	$—	$—	$155,908
Accounts receivable - Laser Earn-Out Payment - non-current (1)	—	—	2,000	$2,000

Total	$155,908	$—	$2,000	$157,908

(1)

Represents the estimated fair value of the Laser Earn-Out Payment as described in Note 4 – Contingent Consideration. The fair value of the Laser Earn-Out Payment was estimated using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected.

The following table represents a reconciliation of our previous contingent consideration assets that were measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA
Balance at January 1, 2014	$36,582

Transfer to Accounts Receivable	(9,989)
Settlements	(28,059)

Fair value change in contingent consideration	1,466
Balance at December 31, 2014	$—

Balance at March 31, 2015	$—
Balance at June 30, 2015	$—

As at June 30, 2015 and December 31, 2014 we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents, accounts receivable and Secured Note Receivable owing from InSite. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

12.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars, except share and per share data)	2015	2014	2015	2014
Numerator:
Loss from continuing operations	$(10,751)	$(8,581)	$(16,647)	$(15,043)
Loss from discontinued operations, net of income taxes	—	(57)	—	$(57)
Net loss and comprehensive loss	$(10,751)	$(8,638)	$(16,647)	$(15,100)

Denominator: (in thousands)
Weighted average number of common shares outstanding	51,779	51,082	51,508	51,082
Basic and diluted net loss per common share
Continuing operations	$(0.21)	$(0.17)	$(0.32)	$(0.29)
Discontinued operations	—	(0.00)	—	(0.00)
Net loss per common share	$(0.21)	$(0.17)	$(0.32)	$(0.29)

As at June 30, 2015, 430,802 stock options (December 31, 2014 – 2,090,149) and nil RSUs (December 31, 2014 – 64,000) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

13.	SUBSEQUENT EVENTS

On July 10, 2015, QLT advanced InSite an additional $1.1 million in accordance with the terms of the Secured Note Agreement as described in Note 2 – Strategic Transactions.

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

Strategic Transactions

Following the October 8, 2014 termination of the June 25, 2014 Agreement and Plan of Merger among QLT, Auxilium Pharmaceuticals, Inc. (“Auxilium”), QLT Holding Corp, and QLT Acquisition Corp., we continued to review our strategic and business options. Greenhill & Co. was engaged as our financial advisor to aid in developing, exploring and providing advice with respect to such strategic and business alternatives.

Merger Transaction with InSite Vision Incorporated

On June 8, 2015, QLT and InSite Vision Incorporated (“InSite”) entered into an Agreement and Plan of Merger, as amended and restated as of July 16, 2015 (the “Merger Agreement”). The Merger Agreement contemplates a business combination whereby Isotope Acquisition Corp. (“Merger Sub”), a Delaware corporation and an indirect and wholly owned subsidiary of QLT, will be merged with and into InSite, after which the separate corporate existence of Merger Sub will cease and InSite will emerge as the surviving corporation to become an indirect wholly owned subsidiary of QLT (the “Merger”). QLT will be the legal and accounting acquirer and the acquisition method of accounting under ASC No. 805 – Business Combinations is expected to apply. The purchase consideration will be allocated based on the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed at the date of the closing of the Merger.

Upon consummation of the Merger, each share of InSite common stock owned immediately prior to the Merger will be converted into the right to receive 0.048 (the “Exchange Ratio”) of a validly issued, fully paid and non-assessable common share of QLT. Following the completion of the Merger, current QLT stockholders are expected to own approximately 88.5% and current InSite stockholders are expected to own approximately 11.5% of the combined company (the “ Combined Company”).

While the Merger has been unanimously approved by the Boards of Directors of QLT, InSite and Merger Sub, completion of the Merger is subject to customary closing conditions, including among other things, (i) the adoption of the Merger Agreement by InSite’s stockholders, (ii) the absence of any legal restraints or prohibitions on the consummation of the Merger, (iii) the effectiveness of the registration statement on Form S-4, which was filed with the SEC on July 29, 2015, and (iv) the approval of the listing of the QLT common shares to be issued in the Merger on the NASDAQ and Toronto Stock Exchange (the “TSX”), subject to official notice of issuance. In addition, QLT and InSite’s respective obligations to complete the Merger are subject to other specified conditions, including, (a) with respect to QLT’s obligations (i) the U.S. Food and Drug Administration (the “FDA”) not having issued a written communication refusing to file the new drug application (“NDA”) with respect to BromSite™ (the “BromSite NDA”) for review by August 10, 2015, which is the 60th day following the FDA’s receipt of the BromSite NDA, and (ii) the FDA not having asserted a deficiency that is reasonably likely to require one or more additional clinical studies with respect to BromSite by August 24, 2015, which is the 74th day following the FDA’s receipt of the BromSite NDA, (b) with respect to InSite’s obligations, QLT not having taken any action that would reasonably be expected to cause QLT to be treated as a “domestic corporation” within the meaning of the Internal Revenue Code of 1986 as a result of the Merger, and (c) with respect to the respective obligations of QLT and InSite (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of the other party with its covenants under the Merger Agreement in all material respects, and (iii) no events having occurred that would have a material adverse effect on the other party. The Merger is expected to close in the second half of 2015.

Under the terms of the Merger Agreement, QLT is subject to certain interim operating covenants until the closing date of the Merger. These covenants include, but are not limited to, restrictions on QLT’s ability to change, recapitalize or reorganize its capital stock, grant additional equity instruments and awards, and incur, create or assume additional indebtedness. In addition, QLT is precluded from establishing a record date for the Aralez Distribution (as defined below) that is earlier than the completion of the Merger or termination of the Merger Agreement.

In light of InSite’s lack of financial resources, on June 8, 2015, QLT granted InSite a secured line of credit (the “Secured Note”) for up to $9.9 million to fund continuing operations through to the completion of the Merger and subject to certain conditions and restrictions. The Secured Note bears interest at 12% per annum and may increase to 14% per annum under certain conditions specified in the Secured Note Agreement (the “Secured Note Agreement”). The Secured Note is secured by a first priority security interest in substantially all of InSite’s assets. The outstanding principal balance together with all accrued and unpaid interest will become due and payable in a lump sum on the earliest of: (i) the day following the closing of the Merger, and (ii) 12 months following the termination of the Merger Agreement, provided that InSite’s obligation to repay those amounts will accelerate and become due and payable on the occurrence of any event of default under the Secured Note or on the termination of the Merger Agreement under certain circumstances. As at June 30, 2015, $3.5 million was outstanding under the Secured Note.

In the event that the Merger is not completed, the InSite stockholders will not receive any consideration for their shares of InSite common stock and QLT and Insite will remain independent public companies listed on their respective stock exchanges. Pursuant to the terms of the Merger Agreement, in addition to repayment of the amounts owing under the Secured Note, under specified circumstances InSite may be required to pay QLT a termination fee of $1.17 million.

Aralez Investment and Distribution

On June 8, 2015, QLT entered into a Share Subscription Agreement (the “Aralez Share Subscription Agreement”) with, among other parties, Aguono Limited, a private limited company incorporated in Ireland that will be re-registered as a public limited company and renamed Aralez Pharmaceuticals plc (“Aralez”). Aralez will be the holding company resulting from the pending merger transaction between Tribute Pharmaceuticals Canada, Inc. (“Tribute”) and POZEN Inc. (“Pozen”), which was announced on June 8, 2015. The Aralez shares are expected to trade on the NASDAQ and TSX.

The Aralez Share Subscription Agreement provides that, among other things, subject to the terms and conditions set forth therein, Aralez will issue and sell to QLT fully paid and non-assessable ordinary shares of Aralez for an aggregate purchase price of $45.0 million at a price per share of $7.20. QLT intends, following the purchase of the Aralez shares and closing of the proposed Merger, to effect a special election distribution to each of its shareholders, payable, at the election of each such shareholder, in either Aralez shares or cash, subject to possible pro-ration reflecting a maximum cash component of $15.0 million (the “Aralez Distribution”). The Aralez Distribution would be effected only following the completion of the issuance of Aralez Shares to QLT and the formal approval by the QLT Board of Directors of the Aralez Distribution, including the establishment of a record date for such purposes. If the merger between Tribute and Pozen is not consummated, and accordingly Aralez Shares are not issued to QLT, then the QLT Board of Directors plans to consider other methods to effect the return of capital to shareholders.

Convertible Notes

On June 8, 2015, QLT announced that, subsequent to the completion of the Merger and following the purchase of the Aralez shares described above, the Company intends to return an additional $25.0 million of capital to QLT shareholders by way of the issuance of convertible notes (the “Convertible Notes”), which are redeemable for cash, or at the sole discretion of the holder, convertible into QLT common shares within a 21 month term starting from the third month following issuance. The conversion price of the Convertible Notes would be equal to the volume-weighted average price of QLT common shares for the ten trading days following a record date to be set by the Board for the issuance of the Convertible Notes, plus a 35% premium. Concurrently with the issuance of the Convertible Notes, QLT would irrevocably and unconditionally place $25.0 million in trust with a trustee, to be held for and on behalf of the QLT shareholders, to fund any redemptions or conversions of the Convertible Notes. The Convertible Notes would be issued only following the time that the Board formally approves the terms of the Convertible Notes, their issuance and establishes a record date for such purposes.

The Aralez Distribution and the issuance of the Convertible Notes may include a reduction of paid-up capital on QLT’s common shares, reorganization of QLT’s capital or other alternatives, all of which are subject to various conditions, including, among other things, QLT obtaining shareholder approval by special resolution at an annual general and special meeting of QLT shareholders currently anticipated to be held in the second half of 2015. If the required QLT shareholder approval is not obtained or if the other conditions are not met, it is currently anticipated that the Company will effect the Aralez Distribution and the issuance of the Convertible Notes by way of a dividend in kind.

Private Placement

On June 8, 2015, QLT entered into a Share Purchase and Registration Rights Agreement (the “Share Purchase and Registration Rights Agreement”) with Broadfin Healthcare Master Fund, Ltd, JW Partners, LP, JW Opportunities Fund, LLC, and EcoR1 Capital Fund, LP (the “QLT Investors”). The Share Purchase and Registration Rights Agreement provides that, among other things, subject to the terms and conditions set forth therein, QLT will issue and sell to each investor a certain number of QLT common shares for an aggregate purchase price of $20.0 million (the “Private Placement”). The Private Placement is expected to occur after the completion of the Merger, the Aralez Distribution and issuance of the Convertible Notes. Following completion of the Private Placement, the former stockholders of InSite would own approximately 9.3% of the outstanding QLT common shares, the pre-Merger shareholders of QLT would own approximately 75.1% of the outstanding QLT common shares and the QLT Investors would own approximately 15.6% of the outstanding QLT common shares.

During the three and six months ended June 30, 2015, we incurred $4.7 million and $6.7 million, respectively, of consulting and advisory fees related to our exploration and pursuit of the strategic transactions described above. For both comparative periods these fees have been reflected in Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

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

QLT091001 orphan drug program for the treatment of Leber Congenital Amaurosis and Retinitis Pigmentosa. We are currently developing QLT091001 for the treatment of Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). As indicated above, we have completed an initial Phase Ib clinical proof of concept study and a follow-up retreatment study in LCA and RP patients with autosomal recessive mutations in retinal pigment epithelium protein 65 (“RPE65”) or lecithin:retinol acyltransferase (“LRAT”). A Phase 1b study in 5 RP patients with autosomal dominant mutations in RPE65 was also completed. The trial suggested that QLT091001 can improve visual function in patients with autosomal dominant RP due to RPE65 mutations with a safety profile similar to that seen in the IRD01 Phase 1b clinical trials in LCA and RP patients (IRD) with autosomal recessive mutations in RPE65 or LRAT.

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the U.S. Food and Drug Administration (the “FDA”), and for the treatment of LCA and RP (all mutations) by the European Medicines Agency (the “EMA”). These designations provide market exclusivity in the applicable jurisdiction after a product is approved for 10 years (possibly subject to reduction) in the EU and seven years in the U.S. Orphan drug designation in the EU can also provide an additional two years of market exclusivity for pediatric orphan drug designated drug products. The FDA has also formally acknowledged that the orphan drug designations granted by the FDA on QLT091001 for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) also cover QLT091001 for the treatment of Inherited Retinal Disease caused by LRAT or RPE65 mutations, including severe early childhood onset retinal dystrophy (“SECORD”), which disease/condition we believe subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP. The EMA also formally acknowledged that a therapeutic indication of QLT091001 for the treatment of patients with Inherited Retinal Disease, who have been phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT, would fall under the orphan drug designations of treatment of LCA and treatment of RP.

QLT091001 has also been granted two Fast Track designations by the FDA for the treatment of LCA and autosomal recessive RP due to mutations in LRAT and RPE65 genes. The FDA has also acknowledged that our two Fast Track designations encompass the treatment of Inherited Retinal Disease caused by LRAT or RPE65 mutations. The FDA’s Fast Track is a process designed to facilitate the development and expedite the review of drugs that are intended for the treatment of serious diseases and fill an unmet medical need.

Over the course of 2013 and 2014, the Company met with the FDA and the EMA, including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials. Following meetings with the FDA and EMA, in 2014 we amended and finalized our proposed pivotal trial protocol to test the safety and efficacy of QLT091001 in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by RPE65 or LRAT gene mutations. In an effort to potentially accelerate the commercial availability of QLT091001 as a treatment option, we are currently exploring with the EMA a submission of a Marketing Authorization Application (“MAA”) in 2016 for

conditional approval of QLT091001 for the treatment of Inherited Retinal Disease based on the existing clinical data. During the first quarter of 2015, advisory meetings with certain European regulatory authorities were conducted and we are continuing our discussions with the European regulatory authorities regarding the MAA for conditional approval. Conditional approval, if granted, would be made subject to specified conditions, including, among other things, that we complete and have favorable safety and efficacy data from additional studies, including one or more pivotal trials of QLT091001 for Inherited Retinal Disease. We have also recently commenced activities towards initiation of a multicenter, case history study during the second half of 2015 to determine the natural history of visual function in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by autosomal recessive mutations in RPE65 or LRAT.

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

RESULTS OF OPERATIONS

The following table sets out our net losses from operations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars, except per share data)	2015	2014	2015	2014
Net loss and comprehensive loss	$(10,751)	$(8,638)	$(16,647)	$(15,100)

Basic and diluted net loss per common share	$(0.21)	$(0.17)	$(0.32)	$(0.29)

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

During the three months ended June 30, 2015, research and development (“R&D”) expenditures were $3.4 million compared to $4.1 million for the same period in 2014. The $0.7 million (17%) decrease was primarily due to higher costs incurred in 2014 related to certain toxicity studies, our IDA study and preparatory activities for the QLT091001 pivotal trial. These cost savings were partially offset by a $0.7 million increase in stock based compensation expense, which was primarily due to the impact of the accelerated vesting of all unvested stock options on June 7, 2015 in connection with the strategic transactions described above.

During the six months ended June 30, 2015, R&D expenditures were $5.6 million compared to $8.9 million for the same period in 2014. The $3.3 million (37%) decrease was primarily due to higher costs incurred in 2014 related to certain toxicity studies, our IDA study, preparatory activities for the QLT091001 pivotal trial, and trailing costs from our LCA and RP Phase Ib retreatment study, which was substantially completed in 2013. These cost savings were partially offset by a $0.6 million increase in stock based compensation expense, which was primarily due to the impact of the accelerated vesting of all unvested stock options on June 7, 2015 as described above.

Selling, General and Administrative Expenses

During the three months ended June 30, 2015, selling, general and administrative (“SG&A”) expenditures were $7.2 million compared to $4.1 million for the same period in 2014. The $3.1 million (76%) increase in SG&A expenses was primarily due to consulting and advisory fees of $4.7 million incurred in connection with our exploration and pursuit of the multiple strategic transactions described above, compared to $2.5 million of consulting and transaction fees incurred during the three months ended June 30, 2014 related to our pursuit of a merger transaction with Auxilium. In addition, during the three months ended June 30, 2015, stock based compensation expense was $0.6 million higher than stock based compensation expense reported for same period in 2014. The increase in stock based compensation expense was primarily due to the impact of the accelerated vesting of all unvested stock options on June 7, 2015 in connection with the strategic transactions described above.

During the six months ended June 30, 2015, SG&A expenditures were $10.8 million compared to $6.3 million for the same period in 2014. The $4.5 million (71%) increase in SG&A expenses was primarily due to consulting and advisory fees of $6.7 million incurred in connection with our exploration and pursuit of the strategic transactions described above, compared to $3.2 million of consulting and transaction fees incurred during the six months ended June 30, 2014 related to our pursuit of a merger transaction with Auxilium. In addition, during the six months ended June 30, 2015, stock based compensation expense was $0.6 million higher than stock based compensation expense reported for the same period in 2014. The increase in stock based compensation expense was primarily due to the impact of the accelerated vesting of all unvested stock options on June 7, 2015 as described above.

Restructuring Charges

During the three and six months ended June 30, 2015, we recorded nil restructuring charges compared to $0.2 million and $0.7 million for the same periods in 2014. The 2014 restructuring charges primarily related to accrued severance and termination benefits recorded in connection with the May 31, 2014 termination of our former Senior Vice President of Business Development and Commercial Operations, Alexander R. Lussow. The cumulative total cost of Dr. Lussow’s severance and termination benefits was $0.8 million, which was fully paid out on May 30, 2014.

Other (Expense) Income

Net Foreign Exchange Gains (Losses)

For the three and six months ended June 30, 2015 and 2014, net foreign exchange losses comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Change in Contingent Consideration

During the three and six months ended June 30, 2015, the fair value change in contingent consideration was nil, compared to nil and $1.5 million for the same periods in 2014. These fair value gains diminished to nil given that the final amount of Eligard related contingent consideration owing to QLT under the terms of the stock purchase agreement with TOLMAR Holding, Inc. (“Tolmar”) dated October 1, 2009 (the “Tolmar Agreement”), was collected in August 2014 and no further amounts remain outstanding as at June 30, 2015.

Income Taxes

During the three months ended June 30, 2015 and 2014, the provisions for income taxes were negligible. The provisions in both periods reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

During the six months ended June 30, 2015, the provision for income taxes was negligible compared to a provision of $0.2 million for the same period in 2014. The provision for income taxes in 2014 primarily relates to the gain on the fair value change of our Eligard related contingent consideration. The provisions in both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

As insufficient evidence exists to support the current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and six months ended June 30, 2015 and 2014.

As of June 30, 2015, we have a full valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

As at June 30, 2015, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, change of control obligations, and consulting and advisory fees we have incurred and expect to incur in connection with our pursuit of the strategic transactions described above.

In connection with the strategic transactions described above, our cash resources are expected to be affected by the following:

•

Additional advances to InSite – under the terms of the Secured Note Agreement, we have agreed to loan InSite up to a maximum of $9.9 million (in increments of $1.1 million per month for InSite’s operating costs plus other amounts for certain specified activities) to fund their operating needs up until the close of the Merger. As at July 30, 2015, $4.6 million is outstanding under the Secured Note. If the Merger closes, the outstanding principal balance together with all accrued and unpaid interest will become due and payable in a lump sum on the day following the closing of the Merger. However, given that InSite it not anticipated to have sufficient cash resources to repay QLT, the outstanding balance owing under the Secured Note immediately prior to the Merger will be effectively settled and become an intercompany balance that will form part of the purchase consideration to be transferred in connection with the completion of the Merger. If the Merger is terminated and InSite is unable to repay its indebtedness to QLT, thereby constituting an event of default, QLT has recourse under its first priority security interest in substantially all of InSite’s assets pursuant to the terms of the security agreement entered into between QLT and InSite (the “Security Agreement”) in connection with Secured Note Agreement;

•

If the Merger with InSite is consummated, QLT expects to incur significant costs related to integration activities as well as significant recurring costs related to the absorption of InSite’s future operations;

•	$45.0 million of capital is expected to be returned to QLT’s shareholders by way of the proposed Aralez Distribution;

•	$25.0 million of capital is expected to be returned to QLT’s shareholders by way of the issuance of the proposed Convertible Notes; and

•	$20.0 million of capital is expected to be received in connection with the proposed Private Placement.

Additional, factors that may affect our future capital availability or requirements may include: expenses incurred in connection with the exploration, pursuit and completion of future financial and/or strategic alternatives and returns of capital to shareholders, including future distributions and/or share repurchases; the status of competitors and their intellectual property rights; levels of future sales of Visudyne and receipt of certain earn-out payments and future contingent consideration under the 2012 asset purchase agreement with Valeant Pharmaceuticals International, Inc. (the “Valeant Agreement”); levels of any future payments related to the PPDS Technology we sold under the 2013 asset purchase agreement with Mati Therapeutics, Inc. (the “Mati Agreement”); the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

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

Cash Used in Operating Activities

During the three months ended June 30, 2015, we used $5.2 million of cash in operations compared to $6.5 million for the same period in 2014. The $1.3 million improvement in operating cash flows was primarily attributable to the following:

•	A positive operating cash flow variance of $2.6 million from lower operational spending, which was not related to the strategic transactions described above;

•

A negative cash flow variance of $2.1 million associated with consulting and advisory fees paid during the period in connection with our exploration and pursuit of the strategic transactions described above; and

•	A positive cash flow variance of $0.8 million associated with restructuring charges paid out in 2014 for accrued severance and termination benefits.

During the six months ended June 30, 2015, we used $10.0 million of cash in operations compared to $11.5 million for the same period in 2014. The $1.5 million improvement in operating cash flows was primarily attributable to the following:

•	A positive operating cash flow variance of $5.4 million from lower operational spending;

•

A negative cash flow variance of $3.1 million associated with consulting and advisory fees paid during the period in connection with our exploration and pursuit of the strategic transactions described above;

•	A negative operating cash flow variance related to the fair value change in contingent consideration of $1.5 million;

•	A positive cash flow variance of $0.9 million associated with restructuring charges paid out in 2014 for accrued severance and termination benefits; and

•	A negative operating cash flow variance from a $0.2 million decrease in other income.

Cash Used in Investing Activities

During the three and six months ended June 30, 2015, cash flows used in investing activities consisted of the $3.5 million advanced to InSite under the terms of the Secured Note Agreement.

During the three and six months ended June 30, 2014, cash flows provided by investing activities primarily consisted of $4.4 million and $31.0 million, respectively, of contingent consideration received in connection with our previous sale of our subsidiary, QLT USA, Inc., under the Tolmar Agreement.

Cash Provided by Financing Activities

During the three and six months ended June 30, 2015, cash flows provided by financing activities consisted of $4.7 million and $5.0 million, respectively, of proceeds received in connection with the issuance of common shares for stock options exercised.

During the three and six months ended June 30, 2014, there were no cash flows from financing activities.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At June 30, 2015, we had $147.3 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 15 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at June 30, 2015, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At June 30, 2015, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

As of June 30, 2015, our material contractual obligations consist of our clinical and development agreements as well as our agreements described in the Strategic Transactions section above, including the Merger Agreement, Secured Note Agreement, Security Agreement, Aralez Share Subscription Agreement and Share Purchase and Registration Rights Agreement and our agreement with our financial advisor, Greenhill & Co., in connection with those transactions. We currently have an operating lease commitment for approximately 20,000 square feet of office and laboratory space, which expires on August 31, 2015. On June 2, 2015, we entered into a sublease agreement to downsize our existing lease space to a total of 8,125 square feet effective September 1, 2015. The sublease consists of two components: (i) approximately 5,850 square feet of office space with an initial term of one year expiring on August 31, 2016 and renewable, at our option, for an additional one year period, and (ii) additional space of approximately 2,275 square feet, expiring on February 26, 2016 and which, unless terminated by the landlord, may thereafter be renewed by us on a month-to-month basis until August 31, 2017.

Off-Balance Sheet Arrangements

In connection with the sale of assets and businesses, we provide indemnities related to certain matters, including product liability, patent infringement, and contract breach and misrepresentation. We also provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to certain threshold amounts, specified claims periods and other restrictions and limitations. As at June 30, 2015, no amounts have been accrued in connection with such indemnities.

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

Outstanding Share Data

On July 29, 2015, the Company filed a preliminary registration statement on Form S-4 with the SEC to register the issuance of up to 8,568,541 additional common shares that may be issued pursuant to the Merger Agreement. For more information, refer to the Strategic Transactions section above.

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

As of July 28, 2015, there were 52,829,398 common shares issued and outstanding, which totaled $475.3 million in share capital. As of July 28, 2015, we had 428,152 stock options outstanding and exercisable at a weighted average exercise price of CAD $5.07 per share. Each stock option is exercisable for one common share. As of July 28, 2015, we had nil RSUs outstanding. Upon vesting, each RSU represents the right to receive one common share of the Company. As of July 28, 2015, we had 154,000 deferred stock units (“DSUs”) outstanding of which 128,333 are vested. The cash value of the DSUs outstanding as at July 28, 2015 is approximately $0.6 million.

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

The following factors, among others, including those described under Item 1 A. Risk Factors in our 2014 Annual Report, as amended under Item A1. Risk Factors in Part II of this Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•

the risk that the proposed Merger with InSite may not be consummated despite the parties’ efforts, or consummation may be unduly delayed thereby resulting in potential disruptions to QLT’s business and relationships, which may negatively impact our share price and our future business and financial results;

•

whether the Combined Company will be able to realize the expected synergies and other benefits of the Merger, including tax, financial and strategic benefits, enhanced cash management flexibility, growth potential, market profile and financial strength;

•	whether or when the businesses of QLT and InSite can be integrated, the benefits of such integration will be realized and the expenses related to such integration will be higher than anticipated;

•	the expected accounting treatment for the Merger;

•	the risk that a condition to the closing of the Aralez Share Subscription Agreement or the Share Purchase and Registration Rights Agreement may not be satisfied;

•	risks related to QLT’s ability and timing to effect the Aralez Distribution and issuance of the Convertible Notes to its shareholders; and

•

the impact of legislative, regulatory, competitive and technological changes, including changes in tax laws or interpretations that could increase the Combined Company’s consolidated tax liabilities, including, if the transaction is consummated, changes in tax laws that would result in the Combined Company being treated as a domestic corporation for U.S. federal income tax purposes;

•	the market price of the Combined Company’s common shares after the Merger may be affected by factors different from those currently affecting the shares of QLT or InSite;

•	the Merger is expected to cause dilution to the Combined Company’s earnings per share, which may negatively affect the market price of the Combined Company’s common shares;

•	unanticipated negative effects of our strategic restructuring in 2012 and 2013, including our significant reduction in workforce and disposition of our Visudyne business and PPDS Technology;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees;

•	the anticipated timing, cost and progress of the development of our technology and clinical trials including the anticipated timing to commence future clinical trials of QLT091001;

•	the anticipated timing of regulatory submissions for QLT091001, including the timing and outcome of our evaluation of a potential submission to the EMA for conditional approval;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates, including QLT091001;

•	our ability to successfully develop and commercialize QLT091001;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to obtain and, if applicable, maintain, orphan drug designations and/or qualification as a new chemical entity for our synthetic retinoid;

•

receipt of the Laser Earn-Out Payment (as defined and described under Note 4 – Contingent Consideration of the consolidated unaudited financial statements for the period ended June 30, 2015), which is currently subject to a dispute with Valeant, and receipt of all or part of the other contingent consideration pursuant to the Valeant Agreement, which is based on future sales of Visudyne outside of the United States and sales attributable to any new indications for Visudyne approved by the FDA;

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

Although we believe that the assumptions underlying the forward-looking statements and forward-looking information contained herein are reasonable, any of the assumptions could be inaccurate and therefore such statements and information included in this Quarterly Report may not prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements and forward-looking information included herein, the inclusion of such statements and information should not be regarded as a representation by us or any other person that the results or conditions described in such statements and information or our objectives and plans will be achieved. Any forward-looking statement and forward-looking information speaks only as of the date on which it is made. Except to fulfill our obligations under the applicable securities laws, we undertake no obligation to update any such statement or information to reflect events or circumstances occurring after the date on which it is made.

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

No change was made to our internal controls over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our 2014 Annual Report.

ITEM 1A.	RISK FACTORS

Other than the updates to and addition of the risk factors below concerning our current operations and proposed Merger with Insite, management believes that there have been no material changes to the Company’s risk factors as reported in Item 1A of our 2014 Annual Report.

The risks described below and in our 2014 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results. Furthermore, if the proposed Merger is consummated, we will be subject to additional risks related to the proposed Merger, which is described in our Registration Statement on Form S-4 filed with the SEC on July 29, 2015 (the “S-4”). Capitalized terms used but not otherwise defined herein are used with the meanings ascribed to them in the S-4.

Risk Factors Relating to the Merger

The exchange ratio is fixed and will not be adjusted in the event of any change in either InSite’s stock price or QLT’s share price.

In the Merger, each outstanding share of InSite common stock (except for InSite common stock issued and outstanding immediately prior to the Effective Time that is owned or held in treasury by InSite or owned by QLT, Merger Sub or any other direct or indirect subsidiary of QLT, any shares owned or held by any direct or indirect subsidiary of InSite, or shares owned by InSite stockholders who have properly made and not withdrawn a demand for appraisal rights pursuant to Section 262 of the DGCL) by virtue of the Merger and without any action on the part of the parties to the Merger Agreement or the holders of shares of InSite common stock, will be converted into the right to receive 0.048 of a validly issued, fully paid and non-assessable common share of QLT. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either InSite’s common stock or QLT’s common shares. Changes in the price of QLT’s common shares prior to completion of the Merger will affect the market value that InSite stockholders will receive on the date of the Merger. Share price changes may result from a variety of factors (many of which are beyond our or InSite’s control), including the following:

•	changes in InSite’s and our respective businesses, operations and prospects, or the market assessments thereof;

•	market assessments of the likelihood that the Merger will be completed; and

•	general market and economic conditions and other factors generally affecting the price of our common shares.

The price of QLT’s common shares at the closing of the Merger may vary from the price on the date the Merger Agreement was executed and the date of the special meeting of InSite’s stockholders. As a result, the market value of the Merger Consideration will also vary.

Because the Merger will be completed and QLT common shares distributed after the date of the InSite special meeting, you will not know, at the time of InSite’s special meeting, the market value of the QLT common shares that InSite stockholders will receive upon completion of the Merger.

If the price of QLT’s common shares increases between the time of the special meeting and the time at which QLT’s common shares are distributed to InSite stockholders following completion of the Merger, InSite stockholders will receive QLT common shares that have a market value that is greater than the market value of such shares at the time of the special meeting. If the price of QLT’s common shares decreases between the time of the special meeting and the time at which QLT common shares are distributed to InSite stockholders following completion of the Merger, InSite stockholders will receive QLT common shares that have a market value that is less than the market value of such shares at the time of the special meeting.

Failure to complete the proposed Merger could negatively impact the share prices and the future business and financial results of QLT.

If the Merger is not completed, our ongoing businesses may be adversely affected. In addition, we have incurred significant transaction expenses in connection with the proposed Merger regardless of whether the Merger is completed. The foregoing risks, or other risks arising in connection with the failure of the Merger, including the diversion of management attention from conducting our business and pursuing other opportunities during the pendency of the Merger, may have an adverse effect on our business, operations, financial results and share price. In addition, we could be subject to litigation related to any failure to consummate the Merger transaction or any related action that could be brought to enforce our obligations under the Merger Agreement.

QLT’s loan to InSite will become due and payable in the event the Merger is not completed.

On June 8, 2015, QLT and InSite entered into a secured note (the “Secured Note”) pursuant to which we agreed, subject to the terms and conditions thereof, to provide a secured line of credit to InSite of up to $9,853,333. InSite’s obligation to repay amounts borrowed under the line of credit will accelerate and such amounts will immediately become due and payable on the occurrence of any event of default or on the termination of the Merger Agreement under the following circumstances: (1) we terminate the Merger Agreement as a result of the InSite Board of Directors (A) changing or withdrawing the InSite Board Recommendation following the time of its receipt of a Company Superior Proposal (as defined in the Merger Agreement) or (B) failing to reaffirm the InSite Board Recommendation within five days of our requesting such reaffirmation following a publicly announced Company Acquisition Proposal (as defined in the Merger Agreement); (2) InSite terminates the Merger Agreement to engage in a competing transaction constituting a Company Superior Proposal; or (3) InSite completes a competing transaction following certain termination events under the Merger Agreement. The line of credit is intended to provide InSite with sufficient funding to operate its business through completion of the Merger. If the Merger is not completed and InSite is unable to enter into a strategic transaction or secure sufficient additional funding, InSite management believes that InSite will need to cease operations and liquidate its assets, and we may not receive repayment of the Secured Note.

QLT’s obligations to consummate the Merger are conditioned on certain actions that may be taken by the FDA.

As required by the Merger Agreement, InSite submitted the BromSite NDA to the FDA following the execution of the Merger Agreement. The Merger Agreement provides that QLT is not obligated to consummate the transactions contemplated by the Merger Agreement unless, among other things, (i) the FDA has not issued by August 10, 2015 any written communication to InSite refusing to file the BromSite NDA for review, and (ii) the FDA has not issued by August 24, 2015 any written communication to InSite that asserts a deficiency that is reasonably likely to require one or more additional clinical studies with respect to BromSite to be conducted prior to initiating the marketing and sale of BromSite in the United States for the treatment of postoperative inflammation and prevention of ocular pain in patients undergoing cataract surgery.

There is no way to predict or guarantee the FDA’s response to InSite’s BromSite submission and therefore these conditions to consummate the Merger are outside of the control of both InSite and QLT.

Lawsuits have been filed against InSite, QLT, Merger Sub and the InSite Board of Directors, and additional lawsuits may be filed against InSite, QLT and/or the board of directors of either company challenging the Merger, and an adverse judgment in any such lawsuit may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

Following the announcement of the Merger, two putative class action complaints challenging the Merger were filed. On June 17, 2015, a purported class action lawsuit entitled Speiser, et al. v. Insite Vision, Inc., et al., Civil

Action No. RG15774540, was filed in California Superior Court for Alameda County, naming as defendants InSite, all of the members of the InSite Board of Directors, QLT and Merger Sub. On July 10, 2015, a second purported class action entitled McKinley v. Ruane, et al., Civil Action No. RG15777471, was filed in the same court, naming the same defendants. In both cases, the plaintiffs, who claim to be InSite stockholders, allege in their complaints that members of the InSite Board of Directors breached fiduciary duties to InSite stockholders by agreeing to enter into a Merger Agreement with QLT because the Merger Consideration is inadequate and the process by which the transaction was agreed to was flawed. The plaintiffs also allege that InSite, QLT and Merger Sub aided and abetted the breaches of duty by the members of the InSite Board of Directors. The plaintiffs seek to enjoin consummation of the transaction or, in the alternative, to recover unspecified money damages, together with costs and attorneys’ fees. Attorneys for the plaintiffs in both cases have indicated that they will seek to consolidate the cases into a single action. The cases are currently at a preliminary stage; the defendants have not filed responses to the complaints and no discovery has taken place. InSite, QLT, Merger Sub and the members of the InSite Board of Directors believe that the complaints are without merit and intend to defend themselves vigorously.

Additional lawsuits may be filed against InSite, QLT and/or the board of directors of either company in connection with the Merger in an effort to enjoin the proposed Merger or seek monetary relief from InSite, QLT or Merger Sub. An unfavorable resolution of any such litigation surrounding the proposed Merger could delay or prevent the consummation of the Merger. In addition, the cost of defending the litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of InSite’s and QLT’s management and their resources in general. There can also be no assurance that InSite, QLT or Merger Sub will prevail in its defense of any such lawsuits to which it is a party, even in an event where such company believes that the claims made in such lawsuits are without merit and defends such claims vigorously.

One of the conditions to the closing of the Merger is that no outstanding judgment, injunction, order or decree of a competent governmental authority shall have been entered and shall continue to be in effect that prohibits, enjoins or makes illegal the consummation of the Merger or the issuance of QLT common shares pursuant to the transactions contemplated by the Merger Agreement. Therefore, if the plaintiffs in any lawsuit that have been or may be filed secure injunctive relief or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.

Risk Factors Relating to the Combined Company and the Combined Company’s Common Shares Following the Merger

The failure to successfully integrate the businesses of InSite and QLT in the expected timeframe would adversely affect the Combined Company’s future results.

The Combined Company’s ability to successfully integrate the operations of QLT and InSite will depend, in part, on the Combined Company’s ability to realize the anticipated benefits and cost savings from the Merger. If the Combined Company is not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common shares may be adversely affected. In addition, the integration of our and InSite’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to the Combined Company’s operations. It is possible that the integration process could result in the loss of key employees, the disruption of its ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect its ability to maintain relationships with customers, suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Merger. Delays encountered in the integration process could have a material adverse effect on the Combined Company’s revenues, expenses, operating results and financial condition, including the value of its common shares.

Specifically, risks in integrating our and InSite’s operations in order to realize the anticipated benefits and cost savings of the Merger include, among other factors, the Combined Company’s inability to effectively:

•	coordinate standards, compliance programs, controls, procedures and policies, business cultures and compensation structures;

•	integrate and harmonize financial reporting and information technology systems of the two companies;

•	integrate and manage operations in a manner that supports and protects the tax benefits related to, and expected to be realized from, our Canadian domicile.

•	coordinate research and drug candidate development efforts to effectuate the Combined Company’s product capabilities;

•	coordinate research and development activities to enhance the introduction of new drug development methodologies and drug discovery platforms to be pursued in connection with the Merger;

•	compete against companies already serving the broader market opportunities expected to be available to the Combined Company and its expanded product offerings;

•	transition all facilities to a common information technology and financial reporting and controls environment;

•	manage inefficiencies associated with integrating the operations of the companies;

•	identify and eliminate redundant or underperforming personnel, operations and assets;

•	manage the diversion of management’s attention from business matters to integration issues;

•	control additional costs and expenses in connection with, and as a result of, the Merger;

•	conduct successful clinical development programs for key strategic products and achieve regulatory approval for those products in major geographic areas;

•	define and develop successful commercial strategies for key strategic products in major geographic areas;

•	commercialize key strategic products at commercially attractive margins; and

•	raise capital through equity or debt financing on attractive terms to support the development and commercialization of key strategic products.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than the companies expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate the operations of the business of InSite, or to realize the anticipated benefits and the Combined Company’s anticipated cost synergy savings of the integration. The anticipated benefits and cost savings assume a successful integration and are based on projections, which are inherently uncertain. Even if integration is successful, anticipated benefits and cost savings may not be as expected.

The Combined Company’s future results will suffer if the Combined Company does not effectively manage its expanded operations.

As a result of the Merger, we will become a larger company and our business will become more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of the Combined Company and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, as a result of the Merger, our financial statements and results of operations in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of the Combined Company’s future business operations.

We expect to incur substantial expenses related to the integration of InSite with QLT.

We expect to incur substantial expenses in connection with the Merger and the subsequent integration of InSite with QLT. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, research and development, marketing and benefits. Both we and InSite have incurred significant transaction expenses in connection with the drafting and negotiation of the Merger Agreement and may potentially incur significant severance expenses as a result of the Merger. In addition, the on-going operation of locations in Vancouver and the San Francisco Bay Area could result in inefficiencies, creating additional expenses for the Combined Company. While we and InSite have assumed that a certain level of expenses will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in our taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Our Board of Directors has not yet selected the Combined Company’s Chief Executive Officer, which may result in uncertainty regarding the direction and strategy of the Combined Company’s business.

Our Board of Directors has not yet made a determination of the identity of our Chief Executive Officer, which may result in uncertainty regarding the direction and strategy of our business. Our Board of Directors currently is considering the leadership needs of the Combined Company and evaluating the qualities and experience needed in our future Chief Executive Officer and other executive officers.

It is the expectation that the composition of the executive officers and management of QLT will be based on the strategic and operational objectives and priorities of the Combined Company and the experience and relevant skill sets of executives and management from both Insite and QLT which, in the assessment of our Board of Directors, will best address those objectives and priorities.

InSite, QLT and, subsequently, the Combined Company must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of the uncertainty regarding the Merger, and failure to do so could negatively affect the Combined Company.

For the Merger to be successful, during the period before the Merger is completed, both InSite and QLT must continue to retain, recruit and motivate executives and other key employees. We also must be successful at retaining, recruiting and motivating key employees following the completion of the Merger. Experienced employees in the biopharmaceutical and biotechnology industries are in high demand and competition for their talents can be intense. Employees of both InSite and QLT may experience uncertainty about their future roles with the Combined Company until, or even after, strategies with regard to the Combined Company are announced or executed. These potential distractions of the Merger may adversely affect the ability of InSite or QLT to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure by InSite or QLT or the Combined Company to retain and motivate executives and other key employees during the period prior to or after the completion of the Merger could have an adverse impact on the business of InSite or QLT.

The distribution of the Aralez Shares and the Convertible Notes that we currently intend to make following the completion of the Merger may not occur.

On June 8, 2015, we and a number of other co-investors entered into the Aralez Subscription Agreement with Tribute, Pozen and Aralez. We currently intend, following its purchase of the Aralez Shares for the purchase price of $45.0 million and following the completion of the Merger, to effect a special election distribution to each of our shareholders, which may include a reduction of paid-up capital on our common shares, reorganization of our capital or other alternatives, all of which are subject to various conditions, including among other things, our obtaining shareholder approval by special resolution at an annual general and special meeting of QLT shareholders currently anticipated to be held in the second half of 2015. The purchase of the Aralez Shares by us is subject to a number of conditions, including the contemplated completion of the combination of Tribute and

Pozen, all of which are outside our control. Accordingly, we may not complete the purchase of the Aralez Shares and subsequent distribution of such shares to our shareholders. Although it is our current intention to effect the Aralez Distribution, we are under no obligation to make the Aralez Distribution to our shareholders and our Board of Directors may determine that the Aralez Distribution is not in our best interests and accordingly that such distribution will not occur.

We also announced our intention to distribute Convertible Notes in the aggregate amount of $25.0 million to its shareholders following the completion of the Merger. We are under no obligation to make such a distribution and will not make such a distribution until our Board of Directors has established the terms of the Convertible Notes and affirmatively determined to effect the distribution of such Convertible Notes. A change in circumstances could lead our Board of Directors to determine that such a distribution is not in the best interests of QLT and accordingly that such distribution will not occur.

The transactions contemplated by the Share Purchase and Registration Rights Agreement may not be consummated.

On June 8, 2015, we announced that we had entered into a Share Purchase and Registration Rights Agreement with a number of investors providing for the contemplated issuance of QLT common shares to such investors in exchange for an aggregate cash purchase price of $20.0 million. This cash will be available to fund the Combined Company’s on-going operations. The closing of the share issuances contemplated by the Share Purchase and Registration Rights Agreement is subject to a number of conditions, some of which are outside our control. Accordingly, there can be no guarantee that the transactions contemplated by such agreement will be consummated and that the $20.0 million of capital will be made available to us.

We may not be able to use the Combined Company’s net operating loss carryforwards to offset future taxable income for U.S. or Canadian federal income tax purposes.

At December 31, 2014, InSite had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $80.4 million, which expire in the years 2022 through 2034.

It is currently expected that InSite will undergo an “ownership change” within the meaning of Section 382 of the Code as a result of the Merger, and therefore an annual limit may be imposed on the amount of NOLs that may be used to offset future taxable income. Such annual limit is generally the product of the total value of a company’s outstanding equity immediately prior to an “ownership change” (subject to certain adjustments) and the applicable federal long-term tax-exempt interest rate.

At December 31, 2014, we had NOLs for Canadian federal income tax purposes of approximately $130.3 million, which expire at various dates through 2034. The extent to which the Combined Company can utilize any or all of QLT’s NOLs will depend on many factors, including the jurisdiction applicable to any future taxable revenue of the Combined Company.

Our ability to use NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before the Combined Company can generate sufficient taxable income to use the NOLs.

In addition, there can be no assurance as to the effective tax rates applicable to the Combined Company’s future revenue or the ability of the Combined Company to integrate and manage operations in a manner that supports and protects the tax benefits related to, and may be realized from, our Canadian domicile.

Risk Factors Relating to QLT’s Business

We currently do not generate revenues from continuing operations and we continue to incur significant operating expenses. In order to fund our operations, including the operations of the Combined Company, we may need additional capital in the future, and our prospects for obtaining the requisite amount of capital are uncertain.

We divested certain non-core assets in 2008 and 2009, sold assets related to our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”) in September 2012, and sold assets related to our punctal plug drug delivery system technology (“PPDS Technology”) to Mati Therapeutics Inc. (“Mati”) in April 2013. These transactions generated significant cash but we no longer generate revenues from the sale of those products and we will not generate any revenues from our products in development until such time, if ever, that they are approved for sale.

Our future cash resources are expected to decline by a $70.0 million return of capital, which our Board of Directors has approved. The $70.0 million return of capital is expected to be effected, after the consummation of the Merger, through: (i) the $45.0 million Aralez Distribution pursuant to the terms of the Aralez Subscription Agreement and (ii) the issuance of $25.0 million of Convertible Notes to our shareholders.

Going forward, we may continue to incur significant operating expenses and, as a result, may not be able fund the operations of the Combined Company or any anticipated growth beyond the near term. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, and, if we are unable to obtain additional financing, this may adversely affect our ability to operate as a going concern. The amount required to fund future operations will depend on many factors, including the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including out-licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions, if the $20.0 million capital contribution under our Share Purchase and Registration Rights Agreement is not consummated or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long-term or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favorable terms, or at all.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)

Date: July 30, 2015	By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox
Interim Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2015	By:	/s/ W. Glen Ibbott
W. Glen Ibbott
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of June 8, 2015, by and among InSite Vision Incorporated, QLT Inc. and Isotope Acquisition Corp. (incorporated by reference from InSite Vision Incorporated’s Current Report on Form 8-K filed with the SEC on June 8, 2015)

2.2

Share Subscription Agreement, dated as of June 8, 2015, by and among QLT Inc., Tribute Pharmaceuticals Canada Inc., POZEN Inc., Aguono Limited, Deerfield Private Design Fund III, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., Broadfin Healthcare Master Fund, Ltd., JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, L.P. (incorporated by reference from POZEN Inc.’s Current Report on Form 8-K filed with the SEC on June 11, 2015)

2.3

Share Purchase Agreement, dated as of June 8, 2015, by and among QLT Inc., Broadfin Healthcare Master Fund, Ltd, JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, L.P. (incorporated by Reference to Exhibit 2.3 of the Company’s current report on Form 8-K dated June 8, 2015 and filed with the commission on June 12, 2015).

2.4

Share Purchase and Registration Rights Agreement, dated as of June 8, 2015, by and among QLT Inc., Broadfin Healthcare Master Fund, Ltd, JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, L.P. (incorporated by Reference to Exhibit 2.4 of the Company’s current report on Form 8-K dated June 8, 2015 and filed with the commission on June 12, 2015).

2.5

Letter agreement, dated as of June 8, 2015, by and among QLT Inc., Broadfin Healthcare Master Fund, Ltd, JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, L.P (incorporated by Reference to Exhibit 2.5 of the Company’s current report on Form 8-K dated June 8, 2015 and filed with the commission on June 12, 2015).

10.79

Amendment to Employment Agreement between the Company and Geoffrey Cox (incorporated by Reference to Exhibit 10.79 of the Company’s current report on Form 8-K dated April 22, 2015 and filed with the commission on April 23, 2015).

10.80

Secured Note, dated as of June 8, 2015, by and between InSite Vision Incorporated and QLT Inc. (incorporated by reference from InSite Vision Incorporated’s Current Report on Form 8-K filed with the SEC on June 8, 2015)

10.81

Security Agreement, dated as of June 8, 2015, by and between InSite Vision Incorporated and QLT Inc. (incorporated by reference from InSite Vision Incorporated’s Current Report on Form 8-K filed with the SEC on June 8, 2015)

10.82

IP Security Agreement, dated as of June 8, 2015, by and between InSite Vision Incorporated and QLT Inc. (incorporated by reference from InSite Vision Incorporated’s Current Report on Form 8-K filed with the SEC on June 8, 2015)

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

Exhibit Number	Description

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”):

•    unaudited condensed consolidated balance sheets;

•    unaudited condensed consolidated statements of operations and comprehensive loss;

•    unaudited condensed consolidated statements of cash flows;

•    unaudited condensed consolidated statements of changes in shareholders’ equity; and

•    notes to unaudited condensed consolidated financial statements.

*	Filed herewith