Form 10-Q
period 2015-09-30
QLT INC/BC
filed 2015-10-29
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of October 23, 2015 the registrant had 52,829,398 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

ITEM		PAGE

	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and September 30, 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2015 and September 30, 2014	5

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2015 and year ended December 31, 2014	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32

4.	CONTROLS AND PROCEDURES	32

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS	33

1A.	RISK FACTORS	33

6.	EXHIBITS	36

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30, 2015	December 31, 2014
(In thousands of U.S. dollars)

ASSETS

Current assets

Cash and cash equivalents	$147,068	$155,908

Accounts receivable, net of allowances for doubtful accounts	266	363

Income taxes receivable	14	47

Prepaid and other	391	1,053

Total current assets	147,739	157,371

Accounts receivable (Note 5(b))	2,000	2,000

Property, plant and equipment	473	1,000

Total assets	$150,212	$160,371

LIABILITIES

Current liabilities

Accounts payable	$3,269	$1,943

Accrued liabilities (Note 6)	1,570	1,528

Total current liabilities	4,839	3,471

Uncertain tax position liabilities	352	388

Total liabilities	5,191	3,859

SHAREHOLDERS’ EQUITY

Share capital (Note 7)

Authorized

500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series

Issued and outstanding

Common shares	$475,333	$467,034

September 30, 2015 – 52,829,398 shares

December 31, 2014 – 51,199,922 shares

Additional paid-in capital	97,377	97,838

Accumulated deficit	(530,658)	(511,329)

Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	145,021	156,512

Total shareholders’ equity and liabilities	$150,212	$160,371

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars except share and per share information)	2015	2014	2015	2014

Expenses

Research and development	$2,142	$2,792	$7,754	$11,684

Selling, general and administrative (Notes 2, 3)	3,166	2,388	13,939	8,642

Depreciation	141	222	508	680

Restructuring charges (Note 8)	—	—	—	744

Termination fee (Note 3)	(2,667)	—	(2,667)	—

	2,782	5,402	19,534	21,750

Operating loss	(2,782)	(5,402)	(19,534)	(21,750)

Other (expense) income

Net foreign exchange (losses) gains	(43)	—	(5)	(74)

Interest income	152	27	235	80

Fair value change in contingent consideration (Notes 5(a), 10)	—	—	—	1,466

Other	(6)	17	(8)	115

	103	44	222	1,587

Loss from continuing operations before income taxes	(2,679)	(5,358)	(19,312)	(20,163)

(Provision for) recovery of income taxes (Note 9)	(3)	432	(17)	194

Loss from continuing operations	(2,682)	(4,926)	(19,329)	(19,969)

Loss from discontinued operations, net of income taxes	—	(6)	—	(63)

Net loss and comprehensive loss	$(2,682)	$(4,932)	$(19,329)	$(20,032)

Basic and diluted net loss per common share (Note 11)

Continuing operations	$(0.05)	$(0.10)	$(0.37)	$(0.39)

Discontinued operations	—	(0.00)	—	(0.00)

Net loss per common share	$(0.05)	$(0.10)	$(0.37)	$(0.39)

Weighted average number of common shares outstanding (in thousands)

Basic and diluted	52,829	51,151	51,949	51,105

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
(In thousands of U.S. dollars)

Cash used in operating activities

Net loss and comprehensive loss	$(2,682)	$(4,932)	$(19,329)	$(20,032)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	141	222	508	680

Stock-based compensation and restricted stock based compensation	—	179	2,330	1,150

Unrealized foreign exchange	7	(11)	(99)	83

Deferred income taxes	4	(416)	13	(179)

Impairment of long-lived assets	11	—	11	—

Loss on disposal of long-lived assets	7	—	7	—

Changes in non-cash operating assets and liabilities

Accounts receivable	26	4	42	124

Prepaid and other assets	365	228	662	1,077

Accounts payable	(2,203)	(1,415)	1,430	(172)

Income taxes receivable	—	—	33	9

Accrued liabilities	151	84	260	(181)

Accrued restructuring charges	—	—	—	(130)

	(4,173)	(6,057)	(14,132)	(17,571)

Cash provided by investing activities

Purchase of property, plant and equipment	—	—	—	(25)

Proceeds from contingent consideration (Note 5(a))	—	5,544	—	36,582

Secured Note – advances (Note 3)	(2,200)	—	(5,660)	—

Secured Note – repayments (Note 3)	5,660	—	5,660	—

	3,460	5,544	—	36,557

Cash provided by financing activities

Issuance of common shares related to stock option exercises	563	509	5,508	509

	563	509	5,508	509

Effect of exchange rate changes on cash and cash equivalents	(122)	(101)	(216)	(188)

Net (decrease) increase in cash and cash equivalents	(272)	(105)	(8,840)	19,307

Cash and cash equivalents, beginning of period	147,340	137,933	155,908	118,521

Cash and cash equivalents, end of period	147,068	$137,828	$147,068	$137,828

Supplementary cash flow information:

Income taxes paid	$—	$—	$—	$1

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (1)	Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)

Balance at January 1, 2014	51,081,878	$466,229	$95,844	$(507,258)	$102,969	$157,784

Exercise of stock options at prices ranging from CAD $4.54 to CAD $5.38 per share	104,044	750	(241)			509

Shares issued in connection with RSUs vested	14,000	55	(55)			—

Uncertain tax position liability recovery			837			837

Stock-based compensation			1,394			1,394

Restricted stock compensation			59			59

Net loss and comprehensive loss				(4,071)		(4,071)

Balance at December 31, 2014	51,199,922	$467,034	$97,838	$(511,329)	$102,969	$156,512

Exercise of stock options at a price of CAD $4.54 per share	55,778	305	(99)			206

Stock-based compensation			342			342

Restricted stock compensation			23			23

Net loss and comprehensive loss				(5,896)		(5,896)

Balance at March 31, 2015	51,255,700	$467,339	$98,104	$(517,225)	$102,969	$151,187

Exercise of stock options at prices ranging from CAD $4.08 to CAD $4.54 per share	1,507,048	7,760	(2,466)			5,294

Shares issued in connection with RSUs vested	64,000	222	(222)			—

Stock-based compensation			1,790			1,790

Restricted stock compensation			175			175

Net loss and comprehensive loss				(10,751)		(10,751)

Balance at June 30, 2015	52,826,748	$475,321	$97,381	$(527,976)	$102,969	$147,695

Exercise of stock options at a price of CAD $4.08 per share	2,650	12	(4)			8

Net loss and comprehensive loss				(2,682)		(2,682)

Balance at September 30, 2015	52,829,398	$475,333	$97,377	$(530,658)	$102,969	$145,021

(1)

At September 30, 2015, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes included thereto as part of our Annual Report on Form 10-K for the year ended December 31, 2014. All amounts herein are expressed in United States dollars unless otherwise noted.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as at September 30, 2015, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of the results that can be expected for a full year.

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

The Company issues Restricted Stock Units (“RSUs”) to its directors as consideration for their provision of future services as directors. Restricted stock-based compensation expense is measured based on the fair value market price of QLT’s common shares on the grant date and is generally recognized over the requisite service period, which coincides with the vesting period. RSUs are settled for QLT’s common shares, on a one-to-one basis, upon vesting.

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

Contingent Consideration

Where contingent consideration assets are recorded, they are measured at fair value and revalued at each reporting period. The resulting fair value changes are included in continuing operations. See Note 5 — Contingent Consideration.

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

On May 11, 2015, the FASB issued ASU No. 2015-08 – Business Combinations: Pushdown Accounting Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. The amendments in ASU No. 2015-08 conforms the SEC’s guidance on pushdown accounting to FASB’s guidance issued under ASU No. 2014-17. The guidance was effective immediately and did not have a significant impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

On September 25, 2015, the FASB issued ASU No. 2015-16 – Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 is effective for annual periods, and interim periods, beginning after December 15, 2015. As at the date of this assessment, management does not expect ASU No. 2015-16 to significantly impact the Company’s consolidated financial statements.

On August 12, 2015, the FASB issued ASU No. 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of its revenue standard, ASU No. 2014-09 – Revenue from Contracts with Customers. Under ASU No. 2015-14, the effective date of ASU No. 2014-09 was deferred by one year, and is now effective for public entities with reporting periods beginning after December 15, 2017. Early adoption is permitted on a limited basis. As at the date of this assessment, ASU No. 2014-09 is not expected to impact QLT’s consolidated financial statements.

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

On June 25, 2014, the Company entered into the Agreement and Plan of Merger (the “Auxilium Merger Agreement”) among QLT, Auxilium Pharmaceuticals, Inc., a Delaware corporation (“Auxilium”), QLT Holding Corp., a Delaware corporation and a wholly owned subsidiary of QLT (“HoldCo”), and QLT Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of HoldCo (“AcquireCo”). The Auxilium Merger Agreement contemplated a business combination, through a stock transaction, whereby AcquireCo would be merged with and into Auxilium; AcquireCo’s corporate existence would then subsequently cease; and Auxilium would continue as the surviving corporation (the “Auxilium Merger”). On the date of the closing of the Auxilium Merger, Auxilium would have become an indirect wholly owned subsidiary of QLT and Auxilium stockholders would have received common shares representing approximately 76% of the combined company, subject to certain adjustments.

On October 8, 2014, the Auxilium Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc (the “Endo Proposal”) to acquire all of the issued and outstanding shares of Auxilium and, after consulting with its financial advisors and external legal counsel, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Auxilium Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), we paid Credit Suisse a breakup fee of $5.7 million (the “Breakup Fee”) in connection with the termination of the Auxilium Merger Agreement. Our financial advisory services agreement with Credit Suisse was subsequently terminated.

During the three and nine months ended September 30, 2014, QLT incurred consulting and transaction fees of $1.2 million and $4.4 million, respectively, in connection with our pursuit of a merger with Auxilium. These consulting and transaction fees have been reflected as part of the Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive loss.

3.	TERMINATED MERGER TRANSACTION WITH INSITE

Following the termination of the Auxilium Merger Agreement (as defined and described under Note 2 — Terminated Merger Transaction with Auxilium), we continued to review our strategic and business options. Greenhill & Co. was engaged as our financial advisor to aid in developing, exploring and providing advice with respect to such strategic and business alternatives.

On June 8, 2015, QLT and InSite Vision Incorporated (“InSite”) entered into an Agreement and Plan of Merger (as amended and restated on August 26, 2015, the “InSite Merger Agreement”). The InSite Merger Agreement contemplated a business combination whereby Isotope Acquisition Corp. (“Merger Sub”), a Delaware corporation and an indirect and wholly owned subsidiary of QLT, would have merged with and into InSite; following which the separate corporate existence of Merger Sub would have ceased; and InSite would have continued as the surviving corporation (the “InSite Merger”). Based on the terms of the InSite Merger Agreement, InSite would have become an indirect wholly owned subsidiary of QLT and InSite stockholders would have received QLT common shares based on an exchange ratio equal to 0.078 of a QLT common share per share of InSite common stock, subject to a collar mechanism. In addition, following the InSite Merger, InSite’s stockholders were expected to participate in the Aralez Distribution and Convertible Notes issuance, as described and defined in Note 4 – Strategic Transactions.

On September 15, 2015, the InSite Merger Agreement was terminated after InSite’s board of directors notified QLT that they had reviewed a second unsolicited offer (as amended, the “Sun Proposal”) from Sun Pharmaceuticals Industries Ltd. (“Sun”) and determined that it was superior to the proposed InSite Merger with QLT. The Sun Proposal was an all-cash offer to acquire InSite for $0.35 per share of InSite common stock. Due to this change in recommendation by InSite’s board of directors and in accordance with the termination provisions of the InSite Merger Agreement, InSite paid QLT a termination fee of $2.7 million.

In conjunction with the entry into the InSite Merger Agreement, on June 8, 2015 QLT granted InSite a secured line of credit (the “Secured Note”) for up to $9.9 million to fund continuing operations through to the completion of the InSite Merger, subject to certain conditions and restrictions. The Secured Note bore interest at 12% per annum and was secured by a first priority security interest in substantially all of InSite’s assets. Upon termination of the InSite Merger Agreement, InSite’s obligations under the Secured Note were accelerated and InSite paid QLT $5.8 million on September 15, 2015, which consisted of $5.7 million of principal owed and $0.1 million of accrued interest.

During the three and nine months ended September 30, 2015, QLT incurred consulting and transaction fees of $2.2 million and $8.9 million, respectively, in connection with the pursuit of the InSite Merger and the strategic transactions described below. These consulting and advisory fees have been reflected as part of Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive loss.

Following the termination of the InSite Merger Agreement, we are continuing to identify, evaluate and review our strategic and business options in parallel with the ongoing development of our synthetic retinoid, QLT091001.

4.	STRATEGIC TRANSACTIONS

Aralez Investment and Distribution

On June 8, 2015, QLT entered into a Share Subscription Agreement (the “Aralez Share Subscription Agreement”) with, among other parties, Aguono Limited, a private limited company incorporated in Ireland that will be re-registered as a public limited company and renamed Aralez Pharmaceuticals plc (“Aralez”). Aralez will be the holding company resulting from the pending merger transaction between Tribute Pharmaceuticals Canada, Inc. (“Tribute”) and POZEN Inc. (“Pozen”), which was announced on June 8, 2015. The Aralez shares are expected to trade on the NASDAQ and TSX. The Aralez Share Subscription Agreement provides that, among other things, subject to the terms and conditions set forth therein, Aralez will issue and sell to QLT fully paid and non-assessable ordinary shares of Aralez (the “Aralez Shares”) for an aggregate purchase price of $45.0 million at a price per share of $7.20 (the “Aralez Investment”). QLT intends, following the purchase of the Aralez shares to effect a special election distribution to each of its shareholders, payable at the election of each such shareholder, in either Aralez shares or cash (the “Aralez Distribution”), subject to possible pro-ration reflecting a maximum cash component of $15.0 million, which is described below. The Aralez Distribution would be effected only following the completion of the issuance of the Aralez Shares to QLT and the formal approval by the Board of Directors of QLT of the Aralez Distribution, including the establishment of a record date for such purposes. QLT is under no obligation to make such a distribution and any change in circumstances may lead the Board of Directors to determine that such a distribution is not in the best interests of QLT. Furthermore, if the merger between Tribute and Pozen is not consummated, and accordingly the Aralez Shares are not issued to QLT, the Aralez Distribution will not occur.

On June 8, 2015, QLT entered into an agreement (the “Backstop Agreement”) with each of the following co-investors (the “Co-Investors”): Broadfin Healthcare Master Fund Ltd., JW Partners, LP, JW Opportunities Fund, LLC, ECOR1 Capital Fund, L.P., and ECOR1 Capital Fund Qualified, L.P. Pursuant to the Backstop Agreement, the Co-Investors agreed to purchase from the Company, within three business days of the expiration of the election period for the Aralez Distribution described above, those Aralez Shares that QLT shareholders have elected not to receive in the Aralez Distribution, up to a maximum of $15 million of Aralez Shares. The per share price to be paid by the Co-Investors in exchange for the Aralez Shares will be equal to the price per share paid by QLT for the Aralez Shares. As a result, QLT shareholders will be able to elect to receive their respective pro rata entitlement of the Aralez Distribution in cash instead of Aralez Shares, up to an aggregate amount of $15 million (the “Maximum Cash Amount”).

The Company’s ability to distribute the Maximum Cash Amount to its shareholders is entirely dependent on the completion of the transactions under the Backstop Agreement. In the event the sale of Aralez Shares to the Co-Investors under the Backstop Agreement does not complete for any reason, it is anticipated that QLT shareholders will receive their entire pro rata entitlement to the Aralez Distribution in Aralez Shares, notwithstanding that they may have elected to receive cash instead.

The Aralez Distribution and the issuance of the Convertible Notes (as defined and described below) may include a reduction of paid-up capital on QLT’s common shares, reorganization of QLT’s capital or other alternatives, all of which are subject to various conditions, including, among other things, QLT obtaining shareholder approval by special resolution at an annual general and special meeting of QLT shareholders, which is currently anticipated to be held in the fourth quarter of 2015. If the required QLT shareholder approval is not obtained or if the other conditions are not met, the Aralez Distribution and the issuance of the Convertible Notes may be effected by way of a dividend in kind.

Convertible Notes

The Company may also, concurrent with the Aralez Distribution, return an additional $25.0 million of capital to QLT shareholders by way of the issuance of convertible notes (the “Convertible Notes”), which would be redeemable for cash, or at the sole discretion of the holder, convertible into QLT common shares within a 21 month term starting from the third month following issuance. The conversion price of the Convertible Notes would be equal to the volume-weighted average price of QLT common shares for the ten trading days following the distribution date of the Convertible Notes, plus a 35% premium. Concurrently with the issuance of the Convertible Notes, QLT would irrevocably and unconditionally place $25.0 million in trust with a trustee, to be held for and on behalf of the QLT shareholders, to fund any redemptions or conversions of the Convertible Notes. The issuance of the Convertible Notes, including the determination of the terms and record date for such purposes, is subject to the discretion and formal approval of QLT’s Board of Directors. QLT is under no obligation to make such a distribution and the Board of Directors may determine that such a distribution is not in the best interests of QLT.

Private Placement

On June 8, 2015, QLT entered into a Share Purchase and Registration Rights Agreement (the “Share Purchase and Registration Rights Agreement”) with Broadfin Healthcare Master Fund, Ltd, JW Partners, LP, JW Opportunities Fund, LLC, and EcoR1 Capital Fund, LP (the “QLT Investors”). The Share Purchase and Registration Rights Agreement provides that, among other things, subject to the terms and conditions set forth therein, QLT will, following the completion or termination of the InSite Merger Agreement and the Aralez Share Subscription Agreement, issue and sell to the QLT Investors a certain number of QLT common shares for an aggregate purchase price of $20.0 million (the “Private Placement”), reflecting a per share purchase price of $1.87, subject to adjustment in the event that the Aralez Investment does not occur. The closing of the share issuance contemplated by the Share Purchase and Registration Rights Agreement is subject to a number of conditions, some of which are outside of our control. Accordingly, there can be no guarantee that the transactions contemplated by such agreement will be consummated.

5.	CONTINGENT CONSIDERATION

(a) Related to the Sale of QLT USA, Inc.

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

As at August 2014, the cumulative $200.0 million of such consideration was collected in full and no further amounts remain outstanding as at September 30, 2015.

Given that all contingent consideration under the terms of the Tolmar Agreement was collected in full by August 31, 2014, during the three and nine months ended September 30, 2015, we received nil proceeds and recorded nil fair value gains or losses. However, during the three and nine months ended September 30, 2014, we collected $5.5 million and $38.1 million, respectively, of proceeds from the contingent consideration, which included the prepayment pursuant to the Consent and Amendment Agreement with respect to potential royalties under the Sanofi License described above. During the three months ended September 30, 2014, the full $5.5 million of proceeds was reflected as cash provided by investing activities in the condensed consolidated statements of cash flows. During the nine months ended September 30, 2014, approximately $36.6 million of these proceeds were reflected as cash provided by investing activities in the condensed consolidated statements of cash flows. The remaining proceeds of $1.5 million were recognized as a fair value increase in contingent consideration on the condensed consolidated statement of operations and comprehensive loss and were therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the condensed consolidated statements of cash flows.

(b) Related to the Sale of Visudyne

On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”). Pursuant to the asset purchase agreement with Valeant (the “Valeant Agreement”), we received a payment of $112.5 million at closing, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had under certain provisions of the Valeant Agreement. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”)

or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the U.S. Food and Drug Administration (“FDA”).

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

As at September 30, 2015, the $5.0 million Laser Earn-Out Payment is recorded in accounts receivable on our condensed consolidated balance sheet at its estimated fair value of $2.0 million (December 31, 2014 – $2.0 million). Management’s fair value estimate reflects its assessment of collection risk, the impact of the passage of time and potential collection costs associated with the Valeant dispute. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil. We received no proceeds related to the collection of the contingent consideration for the sale of Visudyne during the three and nine months ended September 30, 2015 and 2014.

The above contingent consideration payments related to the sale of QLT USA and our Visudyne business are not generated from a migration or continuation of activities and therefore are not direct cash flows of the divested business. See Note 10 — Financial Instruments and Concentration of Credit Risk.

(c) Related to the Sale of the PPDS Technology

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology for approximately $1.3 million (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”) pursuant to the terms of our asset purchase agreement with Mati (the “Mati Agreement”). Under the terms of the Mati Agreement, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales.

6.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2015	December 31, 2014

Compensation	$1,217	$1,136

Directors’ Deferred Share Units compensation (“DSU”)	353	392

	$1,570	$1,528

7.	SHARE CAPITAL

(a)	Stock Options

Under the amended and restated QLT 2000 Incentive Stock Plan (the “Plan”), the maximum number of common shares, without par value, that are allotted for stock option and RSU grants under the Plan is 11,800,000. As at September 30, 2015, there are 3,007,042 remaining common shares available for future grants under the Plan.

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

In connection with the strategic transactions announced on June 8, 2015 as described under Note 3 — Terminated Merger Transaction with InSite and Note 4 — Strategic Transactions, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to 1,086,473 options outstanding and unvested at that date. The impact of the accelerated vesting of these stock options on stock-based compensation expense during the three months and nine months ended September 30, 2015 was nil and $1.5 million, respectively.

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

No stock options were granted during the three months ended September 30, 2015, or the three and nine months ended September 30, 2014.

The following weighted average assumptions (no dividends are assumed) were used to value stock options granted in each of the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Annualized volatility	—	—	41.3%	—

Risk-free interest rate	—	—	1.4%	—

Expected life (years)	—	—	6.8	—

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2015 was CAD $2.12 (nine months ended September 30, 2014 – nil).

Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2015	2014	2015	2014

Research and development	$—	$98	$1,193	$682

Selling, general and administrative	—	67	939	425

Stock-based compensation expense	$—	$165	$2,132	$1,107

As at September 30, 2015, 428,152 stock options were exercisable (December 31, 2014 – 816,197) and nil stock options were unvested (December 31, 2014 – 1,273,952). Given the accelerated vesting of stock options at June 7, 2015, no stock-based compensation expense was recorded during the three months ended September 30, 2015 and the total estimated unrecognized compensation cost related to unvested stock options as at September 30, 2015 is nil.

We issue new common shares upon exercise of stock options. During the three months ended September 30, 2015, 2,650 stock options were exercised (three months ended September 30, 2014 – 104,044). During the nine months ended September 30, 2015, 1,565,476 stock options were exercised (nine months ended September 30, 2014 – 104,044). The intrinsic values associated with these stock options and the related cash received during the respective periods was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2015	2014	2015	2014

Intrinsic value of stock options exercised	$4	$53	$987	$53

Cash from exercise of stock options	8	556	4,953	556

(b)	Deferred Share Units

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

The impact on our results of operations of recording DSU compensation expense for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2015	2014	2015	2014

Research and development	$(40)	$(10)	$4	$43

Selling, general and administrative	(87)	(16)	13	102

Deferred share unit compensation expense	$(127)	$(26)	$17	$145

No cash payments were made under the DSU Plan during the three and nine months ended September 30, 2015 and 2014.

As at September 30, 2015, 132,611 DSUs were vested (December 31, 2014 – 98,389) and 21,389 DSUs were unvested (December 31, 2014 – 55,611).

(c)	Restricted Stock Units

RSUs generally vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

In connection with the transactions announced on June 8, 2015 as described under Note 3 — Terminated Merger Transaction with InSite and Note 4 — Strategic Transactions, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to 64,000 RSUs outstanding and unvested at that date. The impact of the accelerated vesting of these RSUs during the three and nine months ended September 30, 2015 was nil and $0.2 million, respectively.

Total RSU compensation expense recorded during the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2015	2014	2015	2014

Research and development	$—	$5	$61	$16

Selling, general and administrative	—	9	137	27

Restricted stock unit compensation expense	$—	$14	$198	$43

Upon vesting of RSUs, common shares are issued and these vested RSUs are no longer considered outstanding, but are rather reflected as part of the total number of shares outstanding. As a result of the June 7, 2015 accelerated vesting of RSUs and related issuance of shares, nil RSUs were outstanding and unvested as at September 30, 2015 (December 31, 2014 – 64,000). In addition, the total estimated unrecognized compensation cost related to RSUs as at September 30, 2015 was nil (December 31, 2014 – $0.2 million) and the weighted average period over which such costs are expected to be recognized is nil (December 31, 2014 – 2.34 years).

8.	RESTRUCTURING CHARGES

In July 2012, we restructured our operations to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. The cumulative cost of the restructuring was $19.6 million (December 31, 2014 – $19.6 million). In connection with this restructuring, effective December 18, 2013, we entered into a letter agreement with Alexander R. Lussow, the Company’s former Senior Vice President, Business Development and Commercial Operations, in which we, among other things, agreed to terminate him on March 31, 2014, April 30, 2014 or May 31, 2014, at the Company’s discretion. Effective May 31, 2014, Alexander R. Lussow’s employment with QLT was terminated. During the nine months ended September 30, 2014, the cost of his severance and termination benefits was $0.8 million, which was fully paid out on May 30, 2014.

The details of our previous restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Contract Termination Costs(2)	Total

Balance at January 1, 2014	$130	$—	$130

Restructuring charge	666	78	744

Foreign exchange	(5)	—	(5)

Cash payments	(791)	(78)	(869)

Balance at December 31, 2014	—	—	—

Balance at March 31, June 30, September 30, 2015	$—	$—	$—

(1)	Costs include severance, termination benefits, and outplacement support.

(2)	Costs include lease costs related to excess office space and certain property, plant and equipment.

9.	INCOME TAXES

During the three months ended September 30, 2015, the provision for income taxes was negligible compared to an income tax recovery of $0.4 million for the same period in 2014. The $0.4 million income tax recovery recognized in 2014 reflects the reversal of interest expense in connection with a decrease in a previous provision for uncertain tax positions due to the expiration of the statute of limitations. The provisions in both periods reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

During the nine months ended September 30, 2015, the provision for income taxes was negligible compared to an income tax recovery of $0.2 million for the same period in 2014. The $0.2 million income tax recovery recognized in 2014 consists of the $0.4 million income tax recovery described above, offset by the tax impact of gains on the fair value changes in our previous Eligard related contingent consideration asset. The provisions in both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

As insufficient evidence exists to support the current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015, we have a full valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

10.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, accounts receivable and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	As at September 30, 2015
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$147,068	$—	$—	$147,068

Accounts receivable — Laser Earn-Out Payment (1)	—	—	2,000	$2,000

Total	$147,068	$—	$2,000	$149,068

	As at December 31, 2014
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total

Assets:

Cash and cash equivalents	$155,908	$—	$—	$155,908

Accounts receivable — Laser Earn-Out Payment (1)	—	—	2,000	$2,000

Total	$155,908	$—	$2,000	$157,908

(1)

Represents the estimated fair value of the Laser Earn-Out Payment as described in Note 5 — Contingent Consideration. The fair value of the Laser Earn-Out Payment was estimated using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected.

The following table represents a reconciliation of our previous contingent consideration assets that were measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA

Balance at January 1, 2014	$36,582

Transfer to Accounts Receivable	(9,989)

Settlements	(28,059)

Fair value change in contingent consideration	1,466

Balance at December 31, 2014	$—

Balance at March 31, June 30, September 30, 2015	$—

As at September 30, 2015 and December 31, 2014 we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents and accounts receivable. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

11.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars, except share and per share data)	2015	2014	2015	2014

Numerator:

Loss from continuing operations	$(2,682)	$(4,926)	$(19,329)	$(19,969)

Loss from discontinued operations, net of income taxes	—	(6)	—	$(63)

Net loss and comprehensive loss	$(2,682)	$(4,932)	$(19,329)	$(20,032)

Denominator: (in thousands)

Weighted average number of common shares outstanding	52,829	51,151	51,949	51,105

Basic and diluted net loss per common share:

Continuing operations	$(0.05)	$(0.10)	$(0.37)	$(0.39)

Discontinued operations	—	(0.00)	—	(0.00)

Net loss per common share	$(0.05)	$(0.10)	$(0.37)	$(0.39)

As at September 30, 2015, 428,152 outstanding stock options (December 31, 2014 – 2,090,149) and nil RSUs (December 31, 2014 – 64,000) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Annual Report”). Certain statements contained herein may contain forward-looking statements as defined in the U.S. Private Securities Litigation Reform Act of 1995; see Special Note Regarding Forward-Looking Statements below.

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

From 2009 to 2013, we divested our Eligard product line, Visudyne business, and punctal plug drug delivery system technology (the “PPDS Technology”). Following these divestitures, we significantly streamlined and restructured our operations to focus our resources on the development of QLT091001.

Terminated Merger Transaction with InSite

On June 8, 2015, QLT and InSite Vision Incorporated (“InSite”) entered into an Agreement and Plan of Merger (as amended and restated on August 26, 2015, the “InSite Merger Agreement”). The InSite Merger Agreement contemplated a business combination whereby Isotope Acquisition Corp. (“Merger Sub”), a Delaware corporation and an indirect and wholly owned subsidiary of QLT, would have merged with and into InSite, following which the separate corporate existence of Merger Sub would have ceased and InSite would have continued as the surviving corporation (the “InSite Merger”). Based on the terms of the InSite Merger Agreement, InSite would have become an indirect wholly owned subsidiary of QLT and InSite stockholders would have received QLT common shares based on an exchange ratio equal to 0.078 of a QLT common share per share of InSite common stock, subject to a collar mechanism. In addition, following the InSite Merger, InSite’s stockholders were expected to participate in the Aralez Distribution and Convertible Notes issuance, as described and defined in Note 4 — Strategic Transactions.

On September 15, 2015, the InSite Merger Agreement was terminated after InSite’s board of directors notified QLT that they had reviewed a second unsolicited offer (as amended, the “Sun Proposal”) from Sun Pharmaceuticals Industries Ltd. (“Sun”) and determined that it was superior to the proposed InSite Merger with QLT. The Sun Proposal was an all-cash offer to acquire InSite for $0.35 per share of InSite common stock. Due to this change in recommendation by InSite’s board of directors and in accordance with the termination provisions of the InSite Merger Agreement, InSite paid QLT a termination fee of $2.7 million.

In conjunction with the entry into the InSite Merger Agreement, on June 8, 2015 QLT granted InSite a secured line of credit (the “Secured Note”) for up to $9.9 million to fund continuing operations through to the completion of the InSite Merger, subject to certain conditions and restrictions. The Secured Note bore interest at 12% per annum and was secured by a first priority security interest in substantially all of InSite’s assets. Upon termination of the InSite Merger Agreement, InSite’s obligations under the Secured Note were accelerated and InSite paid QLT $5.8 million on September 15, 2015, which consisted of $5.7 million of principal owed and $0.1 million of accrued interest.

During the three and nine months ended September 30, 2015, QLT incurred consulting and transaction fees of $2.2 million and $8.9 million, respectively, in connection with the pursuit of the InSite Merger and the strategic transactions described below. These consulting and advisory fees have been reflected as part of Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive loss.

Following the termination of the InSite Merger Agreement, we are continuing to identify, evaluate and review our strategic and business options in parallel with the ongoing development of our synthetic retinoid, QLT091001. The termination of the InSite Merger Agreement may have an impact on our Board’s decision relating to the implementation of the strategic transactions described below.

Strategic Transactions

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

The Aralez Share Subscription Agreement provides that, among other things, subject to the terms and conditions set forth therein, Aralez will issue and sell to QLT fully paid and non-assessable ordinary shares of Aralez (the “Aralez Shares”) for an aggregate purchase price of $45.0 million at a price per share of $7.20 (the “Aralez Investment”). QLT intends, following the purchase of the Aralez Shares to effect a special election distribution to each of its shareholders, payable at the election of each such shareholder, in either Aralez shares or cash (the “Aralez Distribution”), subject to possible pro-ration reflecting a maximum cash component of $15.0 million, which is described below. The Aralez Distribution would be effected only following the completion of the issuance of the Aralez Shares to QLT and the formal approval by the Board of Directors of QLT of the Aralez Distribution, including the establishment of a record date for such purposes. QLT is under no obligation to make such a distribution and any change in circumstances may lead the Board of Directors to determine that such a distribution is not in the best interests of QLT. Furthermore, if the merger between Tribute and Pozen is not consummated, and accordingly the Aralez Shares are not issued to QLT, the Aralez Distribution will not occur.

On June 8, 2015, QLT entered into an agreement (the “Backstop Agreement”) with each of the following co-investors (the “Co-Investors”): Broadfin Healthcare Master Fund Ltd., JW Partners, LP, JW Opportunities Fund, LLC, ECOR1 Capital Fund, L.P., and ECOR1 Capital Fund Qualified, L.P. Pursuant to the Backstop Agreement, the Co-Investors agreed to purchase from the Company, within three business days of the expiration of the election period for the Aralez Distribution described above, those Aralez Shares that QLT shareholders have elected not to receive in the Aralez Distribution, up to a maximum of $15 million of Aralez Shares. The per share price to be paid by the Co-Investors in exchange for the Aralez Shares will be equal to the price per share paid by QLT for the Aralez Shares. As a result, QLT shareholders will be able to elect to receive their respective pro rata entitlement of the Aralez Distribution in cash instead of Aralez Shares, up to an aggregate amount of $15 million (the “Maximum Cash Amount”).

The Company’s ability to distribute the Maximum Cash Amount to its shareholders is entirely dependent on the completion of the transactions under the Backstop Agreement. In the event the sale of Aralez Shares to the Co-Investors under the Backstop Agreement does not complete for any reason, it is anticipated that QLT shareholders will receive their entire pro rata entitlement to the Aralez Distribution in Aralez Shares, notwithstanding that they may have elected to receive cash instead.

The Aralez Distribution and the issuance of the Convertible Notes (as defined and described below) may include a reduction of paid-up capital on QLT’s common shares, reorganization of QLT’s capital or other alternatives, all of which are subject to various conditions, including, among other things, QLT obtaining shareholder approval by special resolution at an annual general and special meeting of QLT shareholders, which is currently anticipated to be held in the fourth quarter of 2015. If the required QLT shareholder approval is not obtained or if the other conditions are not met, the Aralez Distribution and the issuance of the Convertible Notes may be effected by way of a dividend in kind.

Convertible Notes

The Company may also, concurrent with the Aralez Distribution, return an additional $25.0 million of capital to QLT shareholders by way of the issuance of convertible notes (the “Convertible Notes”), which would be redeemable for cash, or at the sole discretion of the holder, convertible into QLT common shares within a 21 month term starting from the third month following issuance. The conversion price of the Convertible Notes would be equal to the volume-weighted average price of QLT common shares for the ten trading days following the distribution date of the Convertible Notes, plus a 35% premium. Concurrently with the issuance of the Convertible Notes, QLT would irrevocably and unconditionally place $25.0 million in trust with a trustee, to be held for and on behalf of the QLT shareholders, to fund any redemptions or conversions of the Convertible Notes. The issuance of the Convertible Notes, including the determination of the terms and record date for such purposes, is subject to the discretion and formal approval of QLT’s Board of Directors. QLT is under no obligation to make such a distribution and the Board of Directors may determine that such a distribution is not in the best interests of QLT.

Private Placement

On June 8, 2015, QLT entered into a Share Purchase and Registration Rights Agreement (the “Share Purchase and Registration Rights Agreement”) with Broadfin Healthcare Master Fund, Ltd, JW Partners, LP, JW Opportunities Fund, LLC, and EcoR1 Capital Fund, LP (the “QLT Investors”). The Share Purchase and Registration Rights Agreement provides that, among other things, subject to the terms and conditions set forth therein, QLT will, following the completion or termination of the InSite Merger Agreement and the Aralez Share Subscription Agreement, issue and sell to the QLT investors a certain number of QLT common shares for an aggregate purchase price of $20.0 million (the “Private Placement”), reflecting a per share purchase price of $1.87, subject to adjustment in the event the Aralez Investment does not occur. The closing of the share issuance contemplated by the Share Purchase and Registration Rights Agreement is subject to a number of conditions, some of which are outside of our control. Accordingly, there can be no guarantee that the transactions contemplated by such agreement will be consummated.

Research and Development

QLT091001 is an orally administered synthetic retinoid replacement for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The following table sets forth the stage of development of our technology:

Product/Indication	Status/Development Stage

QLT091001

Leber Congenital Amaurosis (LCA) and Retinitis Pigmentosa (RP)	Phase Ib study completed in 2012. Phase Ib retreatment study completed in 2014.

Inherited Retinal Disease caused by RPE65 and LRAT gene mutations (includes LCA and RP)	Natural history study commenced in 2015 and is ongoing. Phase III pivotal trial start-up activities ongoing; trial initiation planned for the first half of 2016.

Retinitis Pigmentosa (RP) with autosomal dominant mutation in RPE65	Phase Ib study completed in 2014.

Impaired Dark Adaptation (IDA)	Phase IIa study completed in 2014.

QLT091001 orphan drug program for the treatment of Inherited Retinal Disease. We are currently developing QLT091001 for the treatment of Inherited Retinal Disease caused by retinal pigment epithelium protein 65 (“RPE65”) and lecithin:retinol acyltransferase (“LRAT”) gene mutations, which include Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). As indicated above, we have completed an initial Phase Ib clinical proof of concept study and a follow-up retreatment study in LCA and RP patients with autosomal recessive mutations in RPE65 or LRAT. A Phase 1b study in 5 RP patients with autosomal dominant mutations in RPE65 was also completed. The trial suggested that QLT091001 can improve visual function in patients with autosomal dominant RP due to RPE65 mutations with a safety profile similar to that seen in the IRD01 Phase 1b clinical trials in LCA and RP patients (IRD) with autosomal recessive mutations in RPE65 or LRAT.

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

Over the course of 2013 and 2014, the Company met with the FDA and the EMA, including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials. Following meetings with the FDA and EMA, in 2014 we amended and finalized our proposed Phase III pivotal trial protocol to test the safety and efficacy of QLT091001 in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by RPE65 or LRAT gene mutations. In an effort to potentially accelerate the commercial availability of QLT091001 as a treatment option, we are currently exploring with the EMA a submission of a Marketing Authorization Application (“MAA”) in the third quarter of 2016 for conditional approval of QLT091001 for the treatment of Inherited Retinal Disease based on the existing clinical data.

During the first quarter of 2015, advisory meetings with certain European regulatory authorities were conducted and we are continuing our discussions with the European regulatory authorities regarding the MAA for conditional approval. Conditional approval, if granted, would be made subject to specified conditions, including, among other things, that we complete and have favorable safety and efficacy data from additional studies, including one or more pivotal trials of QLT091001 for Inherited Retinal Disease. In this regard, we have continued our pivotal trial start-up activities with a goal of initiating a pivotal trial in this indication in the first half of 2016. With the recent departure of Dr. Sushanta Mallick, the Company’s Vice President, Research and Development, in the third quarter of 2015, the management and oversight of clinical operations is now being led by Dr. Lana Janes, Vice President, Intellectual Property and Technology Development and Chief Patent Officer and Dr. David Saperstein, M.D., our Chief Medical Advisor since 2012 and former Chief Medical Officer.

During the second half of 2015, we initiated a retrospective, uncontrolled, multicenter, case history study to determine the natural history of visual function in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by autosomal recessive mutations in RPE65 or LRAT. The goal of the natural history study is to compare visual outcomes in patients treated with QLT091001, relative to the treatment of naïve patients, in order to assess the extent to which QLT091001 may improve or prolong visual function, which information may be used to support our potential application for conditional approval. The results of the natural history study are expected to be available for discussion and review with representatives of the EMA by the end of the first quarter of 2016.

Given the ultra orphan nature of LCA and RP, we will continue to seek to establish a patient registry either independently or in conjunction with one or more third parties to identify and characterize patient status and then follow disease progression to track the natural history of the disease. As part of these ongoing efforts, we recently initiated our multi-center, retrospective natural history study to assess visual outcomes over time in patients with Inherited Retinal Disease caused by autosomal recessive mutations in RPE65 or LRAT and it is expected that this will further support enrollment in the planned Phase III pivotal trial.

In addition, we are administering a compassionate use program for QLT091001 on a named-patient basis. Under the compassionate use program, QLT091001 may be made available to patients who participated in our completed Phase Ib clinical trial of QLT091001 for the treatment of LCA and RP. The program commenced in Ireland and participation for other patients will be determined on a case-by-case basis in accordance with applicable regulatory laws. Compassionate use programs provide experimental therapeutics to patients with serious or life-threatening diseases that cannot be treated satisfactorily with authorized therapies prior to final FDA, EMA or other applicable regulatory approval.

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

RESULTS OF OPERATIONS

The following table sets out our net losses from operations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars, except share and per share data)	2015	2014	2015	2014

Net loss and comprehensive loss	$(2,682)	$(4,932)	$(19,329)	$(20,032)

Basic and diluted net loss per common share:	$(0.05)	$(0.10)	$(0.37)	$(0.39)

Detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

During the three months ended September 30, 2015, research and development (“R&D”) expenditures were $2.1 million compared to $2.8 million for the same period in 2014. The $0.7 million (25%) decrease was primarily due to higher costs incurred in 2014 related to: (i) certain toxicity studies, which were substantially completed by August 2014, and (ii) lower salary and overhead costs in 2015 related to R&D headcount attrition and downsizing of our lease space as described under the Contractual Obligations section below. These cost decreases were offset by costs incurred related to the commencement of our natural history study (as described under the Research and Development section above) and start-up activities for the QLT091001 pivotal trial.

During the nine months ended September 30, 2015, R&D expenditures were $7.8 million compared to $11.7 million for the same period in 2014. The $3.9 million (33%) decrease was primarily due to: (i) higher costs incurred in 2014 related to certain toxicity studies, our IDA study, preparatory activities for the QLT091001 pivotal trial, and trailing costs from our LCA and RP Phase Ib retreatment study, which was substantially completed in 2013; and (ii) lower salary and overhead costs in 2015 related to R&D headcount attrition and downsizing of our lease space as discussed above. These costs savings were partially offset by: (i) an increase in stock based compensation expense, which was predominantly related to the accelerated vesting of all unvested stock options on June 7, 2015 in connection with the proposed Merger with InSite and strategic transactions described above, (ii) costs related to the transfer and outsourcing of our analytical and bio-analytical testing functions to certain contract research organizations, and (iii) costs related to the commencement of the natural history study during the second half of 2015.

Selling, General and Administrative Expenses

During the three months ended September 30, 2015, selling, general and administrative (“SG&A”) expenditures were $3.2 million compared to $2.4 million for the same period in 2014. The $0.8 million (33%) increase in SG&A expenses was primarily due to a $1.0 million increase in consulting and advisory fees related to our exploration and pursuit of certain strategic options. During the three months ended September 30, 2015, we incurred $2.2 million of consulting and advisory fees related to our pursuit of the strategic transactions described above and the proposed InSite Merger, which was terminated on September 15, 2015. In comparison, during the three months ended September 30, 2014, we incurred $1.2 million of consulting and advisory fees related to our pursuit of a merger with Auxilium Pharmaceuticals, Inc. (“Auxilium”), which was terminated on October 8, 2014.

During the nine months ended September 30, 2015, SG&A expenditures were $13.9 million compared to $8.6 million for the same period in 2014. The $5.3 million (62%) increase in SG&A expenses was primarily due to a $4.5 million increase in consulting and advisory fees related to our exploration and pursuit of certain strategic options. During the nine months ended September 30, 2015, we incurred $8.9 million of consulting and advisory fees related to our pursuit of the proposed Merger with InSite and the strategic transactions described above. In comparison, during the nine months ended September 30, 2014, we incurred $4.4 million of consulting and advisory fees related to our pursuit of a merger with Auxilium. The nine month period ended September 30, 2015 was also negatively impacted by higher stock based compensation expense associated with the accelerated vesting of all unvested stock options on June 7, 2015 as described above and a decrease in the amount of overhead expenses allocated to our R&D programs due to R&D headcount attrition.

Restructuring Charges

Restructuring charges incurred during the nine months ended September 30, 2014 primarily relate to accrued severance and termination benefits recorded in connection with the May 31, 2014 termination of our former Senior Vice President of Business Development and Commercial Operations, Alexander R. Lussow. The cumulative total cost of Dr. Lussow’s severance and termination benefits was $0.8 million, which was fully paid out on May 30, 2014.

Termination Fee

In connection with the termination of the InSite Merger Agreement on September 15, 2015, InSite paid QLT a $2.7 million termination fee. For more information, refer to the Terminated Merger Transaction with InSite section above.

Other (Expense) Income

Net Foreign Exchange Gains (Losses)

For the three and nine months ended September 30, 2015 and 2014, net foreign exchange losses comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Change in Contingent Consideration

During the three and nine months ended September 30, 2015, the fair value change in contingent consideration was nil, compared to nil and $1.5 million for the same periods in 2014. These fair value gains diminished to nil given that the final amount of Eligard related contingent consideration owing to QLT under the terms of the stock purchase agreement with TOLMAR Holding, Inc. (“Tolmar”) dated October 1, 2009 (the “Tolmar Agreement”), was collected in August 2014 and no further amounts remain outstanding as at September 30, 2015.

Income Taxes

During the three months ended September 30, 2015, the provision for income taxes was negligible compared to an income tax recovery of $0.4 million for the same period in 2014. The $0.4 million income tax recovery recognized in 2014 reflects the reversal of interest expense in connection with a decrease in a previous provision for uncertain tax positions due to the expiration of the statute of limitations. The provisions in both periods reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

During the nine months ended September 30, 2015, the provision for income taxes was negligible compared to an income tax recovery of $0.2 million for the same period in 2014. The $0.2 million income tax recovery recognized in 2014 consists of the $0.4 million income tax recovery described above, offset by the tax impact of gains on the fair value changes in our previous Eligard related contingent consideration asset. The provisions in both periods also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures at that time.

As insufficient evidence exists to support the current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015, we have a full valuation allowance against specifically identified tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

General

As at September 30, 2015, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, change of control obligations, and consulting and advisory fees we have incurred and expect to incur in connection with our pursuit of the strategic transactions described above.

As described above, our cash resources may be affected in the event that we consummate the following proposed strategic transactions:

•	The $45.0 million Aralez Investment and Aralez Distribution;

•	The potential issuance of $25.0 million of Convertible Notes; and

•	The $20.0 million Private Placement.

Additional factors that may affect our future capital availability or requirements may include: expenses incurred in connection with the exploration, pursuit and completion of future financial and/or strategic alternatives, and return of capital to shareholders, including any future distributions and/or share repurchases; the status of competitors and their intellectual property rights; levels of future sales of Visudyne and receipt of certain earn-out payments and future contingent consideration under the 2012 asset purchase agreement with Valeant Pharmaceuticals International, Inc. (the “Valeant Agreement”); levels of any future payments related to the PPDS Technology we sold under the 2013 asset purchase agreement with Mati Therapeutics, Inc. (the “Mati Agreement”); the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

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

Cash Used in Operating Activities

During the three months ended September 30, 2015, we used $4.2 million of cash in operations compared to $6.1 million for the same period in 2014. The $1.9 million improvement in operating cash flows was primarily attributable to the following:

•

A positive cash flow variance related to the $2.7 million termination fee received from InSite in connection with the termination of the InSite Merger Agreement as discussed under the Terminated Merger Transaction with InSite section.

•

A positive cash flow variance of $0.5 million resulting from lower salary costs related to R&D headcount attrition and lower facilities costs in connection with the transfer and outsourcing of our analytical and bio-analytical testing functions to certain contract research organizations, which allowed for the downsizing of our lease space as described under the Contractual Obligations section below.

•

A negative cash flow variance of $1.3 million due to higher consulting and advisory fees paid during the three months ended September 30, 2015 as compared to the same period in 2014. During the three months ended September 30, 2015, we paid $4.0 million of consulting and advisory fees related to our exploration and pursuit of the InSite Merger and the strategic transactions described above. In comparison, during the three months ended September 30, 2014, we paid $2.7 million of consulting and advisory fees related to our pursuit of a Merger with Auxilium Pharmaceuticals, Inc., which was terminated on October 8, 2014.

During the nine months ended September 30, 2015, we used $14.1 million of cash in operations compared to $17.6 million for the same period in 2014. The $3.5 million improvement in operating cash flows was primarily attributable to the following:

•	A positive cash flow variance related to the $2.7 million termination fee received from InSite in connection with the termination of the InSite Merger Agreement as discussed above.

•

A positive cash flow variance of $4.5 million resulting from: (i) lower salary costs related to changes in the R&D and SG&A head count and (ii) higher cash outlays in the prior year related to the following 2014 research and development activities: toxicity studies, preparatory activities for the QLT091001 pivotal trial and trailing costs from our LCA and RP Phase Ib retreatment study. These positive cash flow variances were partially offset by increased cash outlays in 2015 related to: (i) the transfer and outsourcing of our analytical and bio-analytical testing functions to certain contract research organizations and (ii) spending related to the commencement of our natural history study.

•	A positive cash flow variance of $0.9 million associated with restructuring charges paid out in 2014 for accrued severance and termination benefits.

•

A negative cash flow variance of $3.1 million due to higher consulting and advisory fees paid during the nine months ended September 30, 2015 as compared to the same period in 2014. During the nine months ended September 30, 2015, we paid $7.1 million of consulting and advisory fees related to our exploration and pursuit of the InSite Merger and the strategic transactions described above. In comparison, during the nine months ended September 30, 2014, we paid $4.0 million of consulting and advisory fees related to our pursuit of a Merger with Auxilium Pharmaceuticals, Inc., which was terminated on October 8, 2014.

•	A negative operating cash flow variance of $1.5 million related to the portion of the Eligard contingent consideration that was received in 2014 and recognized as part of cash used in operations.

Cash Used in Investing Activities

During the three months ended September 30, 2015, cash flows used in investing activities consisted of $2.2 million of funds advanced to InSite under the terms of the Secured Note Agreement, which was offset by $5.7 million of principal repaid on September 15, 2015 in connection with the termination of the InSite Merger Agreement. During the nine months ended September 30, 2015, cash flows used in investing activities consisted of $5.7 million of funds advanced to InSite, offset in full by InSite’s $5.7 million principal repayment as described above.

During the three and nine months ended September 30, 2014, cash flows provided by investing activities primarily consisted of $5.5 million and $36.6 million, respectively, of contingent consideration received in connection with our previous sale of our subsidiary, QLT USA, Inc., under the Tolmar Agreement.

Cash Provided by Financing Activities

During the three and nine months ended September 30, 2015, cash flows provided by financing activities consisted of $0.6 million and $5.5 million, respectively, of proceeds received in connection with the issuance of common shares for stock options exercised.

During the three and nine months ended September 30, 2014, cash flows from financing activities consisted of $0.5 million of proceeds received in connection with the issuance of common shares for stock options exercised.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At September 30, 2015, we had $147.1 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 36 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at September 30, 2015, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At September 30, 2015, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

As of September 30, 2015, our material contractual obligations consist of our clinical and development agreements, including our recently executed agreement with a contract research organization for the global management of our Phase III pivotal trial for QLT091001. In connection with the Strategic Transactions described above, we also have material contractual obligations under the terms of the Aralez Share Subscription Agreement, Share Purchase and Registration Rights Agreement and our agreement with our financial advisor, Greenhill & Co.

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

Off-Balance Sheet Arrangements

In connection with the sale of assets, shares and businesses, we provide indemnities related to certain matters, including product liability, patent infringement, and contract breach and misrepresentation. We also provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to certain threshold amounts, specified claims periods and other restrictions and limitations. As at September 30, 2015, no amounts have been accrued in connection with such indemnities.

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

Outstanding Share Data

As of October 23, 2015, there were 52,829,398 common shares issued and outstanding, which totaled $475.0 million in share capital. As of October 23, 2015, we had 428,152 stock options outstanding and exercisable at a weighted average exercise price of CAD $5.07 per share. Each stock option is exercisable for one common share. As of October 23, 2015, we had nil RSUs outstanding. As of October 23, 2015, we had 154,000 deferred stock units (“DSUs”) outstanding of which 134,750 are vested. The cash value of the DSUs outstanding as at October 23, 2015 is approximately $0.4 million.

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

The following factors, among others, including those described under Item 1 A. Risk Factors in our 2014 Annual Report, as amended under Item A1. Risk Factors in Part II of this Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•

the risk that the closing of the investment contemplated under the Aralez Share Subscription Agreement or the Private Placement contemplated under the Share Purchase and Registration Rights Agreement may not occur for any reason, including due to a condition of the closings not being satisfied;

•

risks and uncertainties related to QLT’s ability and timing to effect the Aralez Distribution following the closing of the Aralez Share Subscription Agreement, and the associated tax consequences of the Aralez Distribution for the QLT shareholders;

•	the risk that the Company does not proceed with its previously announced intention to issue the Convertible Notes to its shareholders, including due to the termination of the InSite Merger Agreement,

or change of other circumstances and/or a determination by the Board of Directors that it is otherwise not in the best interests of the Company;

•	risks and uncertainties associated with the tax consequences of the Convertible Notes, if issued, for the QLT shareholders;

•	our continued pursuit of strategic alternatives, or our decision to discontinue such pursuit, and the uncertainty of whether we will be successful in our efforts;

•	unanticipated negative effects of our strategic restructuring in 2012 and 2013, including our significant reduction in workforce and disposition of our Visudyne business and PPDS Technology;

•	our ability to maintain adequate internal controls over financial reporting;

•	our ability to retain or attract key employees and executives;

•

the anticipated timing, cost and progress of the development of our technology and clinical trials including the anticipated timing to commence and obtain results from the natural history study and pivotal clinical trials of QLT091001;

•	the anticipated timing of regulatory submissions for QLT091001, including the timing and outcome of our evaluation of a potential submission to the EMA for conditional approval;

•	the anticipated timing for receipt of, and our ability to maintain, regulatory approvals for product candidates, including QLT091001;

•	our ability to successfully develop and commercialize QLT091001, including the impact of competition and pricing;

•	existing governmental laws and regulations and changes in, or the failure to comply with, governmental laws and regulations;

•	the scope, validity and enforceability of our and third party intellectual property rights;

•	the anticipated timing for receipt of, and our ability to obtain and, if applicable, maintain, orphan drug designations and/or qualification as a new chemical entity for our synthetic retinoid;

•

receipt of the Laser Earn-Out Payment (as defined and described under Note 5 — Contingent Consideration of the consolidated unaudited financial statements for the period ended September 30, 2015), which is currently subject to a dispute with Valeant, and receipt of all or part of the other contingent consideration pursuant to the Valeant Agreement, which is based on future sales of Visudyne outside of the United States and sales attributable to any new indications for Visudyne approved by the FDA;

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

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including our Interim Chief Executive Officer and Interim Chief Financial Officer. Our Interim Chief Executive Officer and Interim Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our Interim Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change was made to our internal controls over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are currently no material pending legal proceedings. For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our 2014 Annual Report.

ITEM 1A.	RISK FACTORS

Other than the updates to and addition of the risk factors below, management believes that there have been no material changes to the Company’s risk factors as reported in Item 1A of our 2014 Annual Report.

The risks described below and in our 2014 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

The distribution of the Aralez Shares and the Convertible Notes may not occur.

On June 8, 2015, we and a number of other co-investors entered into the Aralez Share Subscription Agreement with Tribute, Pozen and Aralez. We currently intend, following our purchase of the Aralez Shares for the purchase price of $45.0 million, to effect a special election distribution to each of our shareholders, payable at the election of each such shareholder in either Aralez Shares or cash, subject to proration to reflect a maximum cash component of $15 million (the “Aralez Cash Consideration”), which distribution may include a reduction of paid-up capital on our common shares, reorganization of our capital or other alternatives, all of which are subject to various conditions, including among other things, our obtaining shareholder approval by special resolution at an annual general and special meeting of QLT shareholders currently anticipated to be held in the fourth quarter of 2015. The purchase of the Aralez Shares by us is subject to a number of conditions, a number of which are outside our control, including the contemplated completion of the combination of Tribute and Pozen. Accordingly, we may not complete the purchase of the Aralez Shares and subsequent distribution of such shares to our shareholders. Although it is our current intention to effect the Aralez Distribution, we are under no obligation to make the Aralez Distribution to our shareholders and our Board of Directors may determine that the Aralez Distribution is not in our best interests and accordingly that such distribution will not occur. Further, our ability to distribute the Aralez Cash Consideration is entirely dependent on the completion of the transactions under the Backstop Agreement, and if the transactions contemplated under the Backstop Agreement do not complete for any reason, it is anticipated that shareholders would receive their entire pro rata entitlement to the Aralez Distribution in Aralez Shares, notwithstanding that they may have elected to receive cash.

Also on June 8, 2015, we announced our intention to distribute Convertible Notes in the aggregate amount of $25.0 million to our shareholders following the completion of the InSite Merger. The decision whether to issue the Convertible Notes is entirely at the discretion of our Board of Directors. We are under no obligation to make such a distribution and will not make such a distribution until our Board of Directors has established the terms of the Convertible Notes and affirmatively determined to effect the distribution of such Convertible Notes.

The transactions contemplated by the Share Purchase and Registration Rights Agreement may not be consummated; if the share issuance is consummated, it may be on terms that are below the then-current market price of our common shares.

On June 8, 2015, we announced that we had entered into a Share Purchase and Registration Rights Agreement with a number of investors providing for the contemplated issuance of QLT common shares to such investors in exchange for an aggregate cash purchase price of $20.0 million, which reflects a per share price of $1.87, subject to adjustment in the event the Aralez Investment does not occur. This cash would be available to fund our on-going operations. The closing of the share issuance contemplated by the Share Purchase and Registration Rights Agreement is subject to a number of conditions, some of which are outside our control. Accordingly, there can be no guarantee that the transactions contemplated by such agreement will be consummated and that the $20.0 million of capital will be made available to us.

In addition, because the Share Purchase and Registration Rights Agreement contemplates the issuance of the QLT common shares at a fixed purchase price, the purchase price may be lower than the then-current market price of QLT’s common shares at the time of issuance.

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

Our future cash resources are expected to decline by a $45.0 million return of capital, which is expected to be effected through the $45.0 million Aralez Distribution pursuant to the terms of the Aralez Share Subscription Agreement. Our future cash resources may decline by up to an additional $25.0 million in the event we proceed with an issuance of Convertible Notes to our shareholders.

Going forward, we may continue to incur significant operating expenses and, as a result, may not be able fund our operations or any anticipated growth beyond the near term. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, and, if we are unable to obtain additional financing, this may adversely affect our ability to operate as a going concern. The amount required to fund future operations will depend on many factors, including the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including out-licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions, if the $20.0 million capital contribution under our Share Purchase and Registration Rights Agreement is not consummated or if future development funding requirements cannot be satisfied with available cash resources. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long-term or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favorable terms, or at all.

We are exploring and evaluating strategic alternatives for the Company and there can be no assurance that we will be successful in identifying, or completing any strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the process will not have an adverse impact on our business.

In December 2014, we retained Greenhill and our Board of Directors commenced a review of our strategic alternatives, which could result in, among other things, a sale of the Company, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, in addition to continuing to operate the Company in the ordinary course of business. However, there can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. For example, as a result of our strategic alternatives process, while we were paid aggregate termination fees of $31.1 million upon the termination of the Auxilium Merger Agreement in 2014 and the termination of the InSite Merger Agreement in 2015, we were unable to complete the transactions and we expended substantial time, expenses and management and other personnel resources on the transactions.

Greenhill continues to act as our financial advisor to assist our Board of Directors to reassess the Company’s strategic options. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their stock or provide any guidance on the timing of such action, if any. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

Exhibit Number	Description

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of August 26, 2015, by and among InSite Vision Incorporated, QLT Inc. and Isotope Acquisition Corp. (incorporated by reference from InSite Vision Incorporated’s Current Report on Form 8-K filed with the SEC on August 27, 2015)

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”):

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

QLT Inc. (Registrant)

Date: October 29, 2015	By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox
Interim Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2015	By:	/s/ W. Glen Ibbott
W. Glen Ibbott
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of August 26, 2015, by and among InSite Vision Incorporated, QLT Inc. and Isotope Acquisition Corp. (incorporated by reference from InSite Vision Incorporated’s Current Report on Form 8-K filed with the SEC on August 27, 2015)

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”):

•    unaudited condensed consolidated balance sheets;

•    unaudited condensed consolidated statements of operations and comprehensive loss;

•    unaudited condensed consolidated statements of cash flows;

•    unaudited condensed consolidated statements of changes in shareholders’ equity; and

•    notes to unaudited condensed consolidated financial statements.

*	Filed herewith