Form 10-K
period 2015-12-31
QLT INC/BC
filed 2016-02-25
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the common shares held by non-affiliates of the registrant (based on the last reported sale price of the common shares of U.S. $4.13, as reported on the NASDAQ Stock Market) was approximately U.S. $218,174,469.

As of February 18, 2016 the registrant had 52,829,398 outstanding common shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information to be included in Part III of this Annual Report on Form 10-K will be provided in accordance with instruction G(3) to Form 10-K no later than April 29, 2016.

Note regarding references to QLT

Throughout this Annual Report on Form 10-K (this “Report”), the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and our wholly owned subsidiaries, unless stated otherwise.

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

	2015	2014	2013	2012	2011
High	$1.3989	$1.1644	$1.0697	$1.0417	$1.0605

Low	1.1725	1.0612	0.9839	0.9710	0.9448

Average	1.2791	1.1043	1.0300	0.9995	0.9887

Period End	1.3839	1.1601	1.0637	0.9958	1.0168

Note regarding Trademarks

The following words used in this Report are trademarks:

•	Atrigel® is a registered trademark of TOLMAR Therapeutics, Inc.

•	Eligard® is a registered trademark of TOLMAR Therapeutics, Inc.

•	Qcellus™ is a trademark of Valeant Pharmaceuticals International, Inc.

•	Visudyne® is a registered trademark of Novartis AG

Any words used in this Report that are trademarks but are not referred to above are the property of their respective owners.

QLT INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2015

PART I

Item 1.	BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and “forward looking information” within the meaning of the Canadian securities legislation which are based on our current expectations and projections. Words such as “anticipate,” “project,” “potential,” “goal,” “believe,” “expect,” “forecast,” “outlook,” “plan,” “intend,” “estimate,” “should,” “may,” “assume,” “continue” and variations of such words or similar expressions are intended to identify our forward-looking statements and forward-looking information. Such statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of QLT to be materially different from the results of operations or plans expressed or implied by such forward-looking statements and forward-looking information. Many such risks, uncertainties and other factors are taken into account as part of our assumptions underlying the forward-looking statements and forward-looking information. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements.

Overview

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. Our operations consist of clinical development programs focused on our synthetic retinoid, QLT091001, for the treatment of certain age-related and inherited retinal diseases caused by retinal pigment epithelium protein 65 (“RPE65”) and lecithin: retinol acyltransferase (“LRAT”) gene mutations. QLT091001 is an orally administered synthetic retinoid replacement for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle.

Following a comprehensive business review by our Board of Directors, in 2012 we announced a new corporate strategy and plans to restructure our operations in order to concentrate our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. As part of that restructuring, we divested several assets, including Visudyne®, which is a photosensitizer that we co-developed with Novartis for the treatment of wet age-related macular degeneration. In 2012, we sold all of the Company’s assets relating to Visudyne, our QcellusTM laser, and certain other photodynamic therapy intellectual property to Valeant Pharmaceuticals International, Inc. (“Valeant”). In 2013, we sold our Punctal Plug Delivery System (the “PPDS Technology”) for the treatment of glaucoma to Mati Therapeutics Inc. (“Mati”). Our product portfolio also previously included the Eligard® line of products approved for the palliative treatment of advanced prostate cancer. In 2009, we divested Eligard to TOLMAR Holding, Inc. (“Tolmar”), as part of the sale of all of the shares of QLT USA, Inc. We no longer market these product lines or any other products currently approved for commercial distribution to patients.

Research and Development

QLT091001 orphan drug program for the treatment of Inherited Retinal Disease. We are currently developing QLT091001 for the treatment of Inherited Retinal Disease caused by RPE65 and LRAT gene mutations (“Inherited Retinal Disease” or “IRD”), which indication includes Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). We have completed an initial Phase Ib clinical proof of concept study and a follow-up retreatment study in LCA and RP patients with autosomal recessive mutations in RPE65 or LRAT, and a Phase 1b study in five RP patients with autosomal dominant mutations in RPE65. See the Our Products in Development – Initial Target Indication (Orphan Program) section below for more information on these studies.

In an effort to potentially accelerate the commercial availability of QLT091001 as a treatment option, we are currently exploring with the European Medicines Agency (“EMA”) a submission of a Marketing Authorization Application (“MAA”) in the second half of 2016 for conditional approval of QLT091001 for the treatment of IRD based on the existing clinical data. Conditional approval, if granted, would be made subject to specified conditions, including, among other things, that we complete and have favorable safety and efficacy data from additional studies, including one or more pivotal trials of QLT091001 for IRD. In this regard, we have continued to advance our pivotal trial start-up activities with a goal of initiating a Phase III pivotal trial in this indication in the third quarter of 2016. The pivotal trial is expected to enroll up to approximately 45 patients.

During the second half of 2015, we initiated a retrospective, uncontrolled, multicenter, case history study to determine the natural history of visual function in subjects with IRD. The goal of the natural history study is to assess and compare visual outcomes in patients treated with QLT091001, relative to the treatment of naïve patients, in order to assess the extent to which QLT091001 may improve or prolong visual function. This information is expected to further support our potential application for conditional approval and enrollment in our planned Phase III pivotal trial. The results of the natural history study are expected to be available by the end of the first quarter of 2016 for subsequent discussion and review with European regulatory authorities.

For more information on QLT091001’s orphan drug and Fast Track designations, refer to Our Products in Development – Initial Target Indication (Orphan Program) section.

Strategic Initiatives

2015

Terminated Merger Transaction with InSite

Following the 2014 termination of the Auxilium Merger Agreement (described below), in 2015 we continued to review our strategic and business options. Greenhill & Co. LLC (“Greenhill”) was engaged as our financial advisor to aid in developing, exploring and providing advice with respect to such strategic and business alternatives. As a result of our review of strategic alternatives in 2015, we entered into the agreements described below.

On June 8, 2015, the Company entered into an Agreement and Plan of Merger (as amended and restated on July 16, 2015 and August 26, 2015, the “InSite Merger Agreement”) among QLT, InSite Vision Incorporated, a Delaware corporation (“InSite”), and Isotope Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of QLT. InSite is an ophthalmic product development company advancing products to address unmet eye care needs. Under the terms of the InSite Merger Agreement, InSite would have become an indirect wholly owned subsidiary of QLT, and InSite stockholders would have received QLT common shares based on an exchange ratio equal to 0.078 of a QLT common share per share of InSite common stock, subject to a collar mechanism (the “InSite Merger”).

On September 15, 2015, the InSite Merger Agreement was terminated after InSite notified QLT that its board of directors had determined, after consultation with its financial and legal advisors, that a second unsolicited offer (as amended, the “Sun Proposal”) from Sun Pharmaceuticals Industries Ltd. (“Sun”) was superior to the proposed InSite Merger with QLT. The Sun Proposal was an all-cash offer to acquire InSite for $0.35 per share of InSite common stock. As a result, InSite notified QLT that it was exercising its right to terminate the InSite Merger Agreement in order to enter into an agreement with Sun, and InSite paid QLT a termination fee of $2.7 million.

In conjunction with the entry into the InSite Merger Agreement, on June 8, 2015 we granted InSite a secured line of credit (the “Secured Note”) for up to $9.9 million to fund continuing operations through to the completion of the InSite Merger, subject to certain conditions and restrictions. The Secured Note bore interest at 12% per annum and was secured by a first priority security interest in substantially all of InSite’s assets. Upon termination of the InSite Merger Agreement, InSite’s repayment obligations under the Secured Note were accelerated and InSite paid us $5.8 million on September 15, 2015, which consisted of $5.7 million of principal and $0.1 million of accrued interest.

During the year ended December 31, 2015, we incurred consulting and transaction fees of $9.4 million in connection with the pursuit of the InSite Merger and the other strategic transactions described below. These consulting and advisory fees have been reflected as part of Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive loss.

Following the termination of the InSite Merger Agreement, we are continuing to identify, evaluate and review our strategic and business options in parallel with the ongoing development of our synthetic retinoid, QLT091001.

Aralez Investment and Distribution

On December 7, 2015, we entered into an Amended and Restated Share Subscription Agreement (the “Amended and Restated Subscription Agreement”) with Tribute Pharmaceuticals Canada Inc. (“Tribute”), POZEN Inc. (“POZEN”), Aralez Pharmaceuticals plc, (formally known as Aguono Limited) (“Aralez Ireland”), Aralez Pharmaceuticals Inc. (“Aralez Canada”), Deerfield Private Design Fund II, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P. (together “Deerfield”), Broadfin Healthcare Master Fund, Ltd. (“Broadfin”) and JW Partners, LP, JW Opportunities Fund, LLC and J.W. Opportunities Master Fund, Ltd. (together the “JW Parties”) (QLT, Deerfield, Broadfin and the JW Parties are referred to herein collectively as the “Co-Investors”). The Amended and Restated Subscription Agreement amended and restated a share subscription agreement entered into on June 8, 2015 (the “Subscription Agreement”) among QLT, Tribute, POZEN, Aralez Ireland, the Co-Investors and certain other investors. Pursuant to the Amended and Restated Subscription Agreement, immediately prior to the consummation of the merger transactions contemplated by the merger agreement governing the business combination of Tribute and POZEN (the “Aralez Merger”) Tribute agreed to sell to QLT and the other Co-Investors $75.0 million of the common shares of Tribute (the “Tribute Shares”) in a private placement at a purchase price per share equal to: (a) the lesser of (i) US$7.20, and (ii) a five percent (5) discount off the five day volume weighted average price (“VWAP”) per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than US$6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. On consummation of the Aralez Merger, the Tribute Shares would be exchanged for common shares of Aralez Canada (the “Aralez Shares”). The transaction contemplated by the Amended and Restated Subscription Agreement was entered into by the Company for the purpose of returning capital to the Company’s shareholders pursuant to the special election distribution discussed below.

On February 5, 2016, the Aralez Merger was consummated and QLT completed its investment of $45.0 million, receiving 7,200,000 Aralez Shares (representing 10.1% of the issued and outstanding Aralez Shares) at a price of US$6.25 per share. The Aralez Shares are listed on the NASDAQ and Toronto Stock Exchange.

We intend to effect a special election distribution of the Aralez Shares to our shareholders as part of a reorganization of our share capital (the “Share Reorganization”) pursuant to a court-approved statutory Plan of Arrangement under Section 288 of the Business Corporations Act (British Columbia) (the “Plan of Arrangement”), payable, at the election of each shareholder, in either Aralez Shares or cash, subject to possible pro-ration (the “Aralez Distribution”).

In connection with the Aralez Distribution, QLT entered into a share purchase agreement (the “Backstop Agreement”) on June 8, 2015, as amended on December 7, 2015, among QLT, Broadfin and the JW Parties, under which Broadfin and the JW Parties agreed to purchase up to $15.0 million of the Aralez Shares from the Company at US$6.25 per share so that QLT shareholders will be given the opportunity to elect to receive, in lieu of Aralez Shares, up to an aggregate of US$15.0 million in cash, subject to proration among the shareholders.

As a result, QLT shareholders as of February 16, 2016, the record date for the Aralez Distribution (the “Record Date”), will receive approximately 0.13629 of an Aralez Share for each QLT common share held based on the current number of issued and outstanding QLT common shares, subject to the cash election funded pursuant to the terms of the Backstop Agreement. The final amount of Aralez Shares (or cash in lieu) payable in respect of each QLT share will be based on the number of issued and outstanding QLT shares on the Record Date. In order to elect to receive cash in lieu of all or part of their entitlement to Aralez Shares, QLT shareholders must complete and return an election form which was mailed on February 22, 2016 to registered shareholders on the Record Date. The election form must be returned to QLT’s transfer agent, Computershare Investor Services Inc., on or before the deadline which will be set out in the election form.

The Share Reorganization requires the approval of our shareholders which will be sought at a special meeting (the “Special Meeting”) of shareholders scheduled to be held on March 18, 2016. If approved at the Special

Meeting, the Share Reorganization is expected to permit QLT to make the Aralez Distribution to QLT shareholders in a tax efficient manner. If the Share Reorganization is not approved at the Special Meeting, the Board may implement the Aralez Distribution as a dividend in kind.

In accordance with the rules of the Toronto Stock Exchange and NASDAQ, “due bill” trading procedures have been applied in connection with the Aralez Distribution. Pursuant to these procedures, automated systems will track any trading of QLT shares in the period (the “Due Bill Period”) between the second trading day prior to the Record Date for the Aralez Distribution, being February 11, 2016, and the payment date for the Aralez Distribution, anticipated to be on or about March 22, 2016 (the “Distribution Date”). During the Due Bill Period, automated systems will attach “due bill” instruments to any QLT shares sold which will obligate sellers to deliver Aralez Shares they are entitled to pursuant to the Aralez Distribution (or cash in lieu of all or part of their entitlement to Aralez Shares, if an election is made as described above), to buyers of such QLT shares. Accordingly, if a QLT shareholder sells its QLT shares during the Due Bill Period, it will be selling away its right to receive the Aralez Shares it is entitled to pursuant to the Aralez Distribution (or cash in lieu of all or part of its entitlement to Aralez Shares) and such sale will include an obligation on the part of the seller, in the form of a “due bill”, to deliver such Aralez Shares or cash in lieu to the buyer of such QLT shares. It is anticipated that the buyers of QLT shares during the Due Bill Period will not know whether a cash election has been made with respect to their entitlement to the Aralez Distribution.

Private Placement

On June 8, 2015, QLT entered into a Share Purchase and Registration Rights Agreement (as amended, the “Share Purchase and Registration Rights Agreement”) with Broadfin, JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, LP (the “QLT Investors”). The Share Purchase and Registration Rights Agreement provides that, among other things, subject to the terms and conditions set forth therein, QLT will, following the completion of the Aralez Distribution, issue and sell to the QLT Investors a certain number of QLT common shares for an aggregate purchase price of $20.0 million (the “Private Placement”), reflecting a per share purchase price of $1.87. The closing of the share issuance contemplated by the Share Purchase and Registration Rights Agreement is subject to a number of conditions, some of which are outside of our control. Accordingly, there can be no guarantee that the transactions contemplated by such agreement will be consummated.

2014

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

On October 8, 2014, the Auxilium Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc (the “Endo Proposal”) to acquire all of the issued and outstanding shares of Auxilium and, after consulting with its financial and legal advisors, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Auxilium Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), we paid Credit Suisse a breakup fee of $5.7 million (the “Breakup Fee”) in connection with the termination of the Auxilium Merger Agreement. Our financial advisory services agreement with Credit Suisse was subsequently terminated.

During the year ended December 31, 2014, QLT incurred $10.2 million of consulting and transaction fees in connection with our pursuit of the Auxilium Merger. The $10.2 million of consulting and transaction fees, which includes the $5.7 million Breakup Fee, are reflected as part of Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

2013 and Prior Years

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

Divestitures

From 2009 to 2013, we divested the following product lines and significantly streamlined and restructured our operations to focus our resources on the development of QLT091001:

•

Eligard® for the palliative treatment of advanced prostate cancer – Eligard incorporates a luteinizing hormone-releasing hormone agonist, known as leuprolide acetate, with the Atrigel® drug delivery system. On October 1, 2009, the Eligard® product line was divested to Tolmar as part of the sale of all of the shares of our former U.S. subsidiary, QLT USA, Inc. (“QLT USA”). Pursuant to the stock purchase agreement, we were entitled to future consideration payable quarterly in amounts equal to 80% of the royalties paid under the license agreements for the commercial marketing of Eligard in Europe, the U.S. and Canada until the earlier of (i) our receipt of $200.0 million of such payments or (ii) October 1, 2024. As of August 2014, the cumulative $200.0 million of such consideration payable under the stock purchase agreement was collected by us in full and no further amounts are outstanding.

•

Visudyne® for the treatment of wet age-related macular degeneration (“AMD”) – Visudyne is a photosensitizer that we co-developed with Novartis Pharma AG (“Novartis”) for the treatment of wet AMD, the leading cause of blindness in people over the age of 50 in North America and Europe. On September 21, 2012, we entered into an asset purchase agreement with Valeant (“the Valeant Agreement”) pursuant to which we sold all of the Company’s assets related to Visudyne, including our Qcellus™ laser and certain other photodynamic therapy intellectual property, for an upfront payment of $112.5 million, contingent payments up to $20.0 million (for more information refer to Note 7 –Contingent Consideration of the audited consolidated financial statements for the year ended December 31, 2015), and a royalty on net sales of any new indications for Visudyne.

•

Punctal Plug Delivery System for the treatment of glaucoma – The PPDS Technology is a minimally invasive punctal plug drug delivery system that we acquired in 2007 to evaluate the delivery of drugs topically to the eye through controlled sustained release to the tear film. In July 2012, we retained Goldman Sachs to explore the sale or spin-out of our PPDS Technology and after an assessment of these alternatives, on April 3, 2013, we completed the sale of our PPDS Technology to Mati for approximately $1.3 million. Under the terms of the asset purchase agreement with Mati (the “Mati Agreement”), we are also eligible to receive additional consideration contingent on certain product development and commercialization milestones that could reach $19.5 million (or exceed that if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales (for more information refer to Note 7 – Contingent Consideration of the audited consolidated financial statements for the year ended December 31, 2015).

Our Products in Development

Our research and development efforts are currently focused solely on QLT091001. QLT091001 is an orally administered synthetic retinoid replacement for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The following table sets forth the stage of development of our technology:

Indications	Status/Development Stage

QLT091001

Inherited Retinal Disease caused by RPE65 and LRAT gene mutations (includes LCA and RP)

Natural history study commenced in 2015 and is ongoing.

Phase III pivotal trial start-up activities ongoing; trial initiation planned for the third quarter of 2016.

Phase Ib study in LCA and RP completed in 2012.

Phase Ib retreatment study in LCA and RP completed in 2014.

Phase Ib study in RP with autosomal dominant mutation in RPE65 completed in 2014.

Impaired Dark Adaptation (IDA)	Phase IIa study completed in 2014.

Initial Target Indication (Orphan Program)

Inherited Retinal Disease (Leber Congenital Amaurosis and Retinitis Pigmentosa). We are currently developing QLT091001 for the treatment of Inherited Retinal Disease caused by RPE65 and LRAT gene mutations, which indication includes LCA and RP. LCA and RP are inherited, progressive, retinal degenerative diseases that arise from genetic mutations of enzymes or proteins required in the biochemistry of vision. LCA is characterized by abnormalities such as roving eye movements and sensitivity to light, and manifests in severe vision loss from birth. Both rod and cone photoreceptors are affected in LCA. Eye examinations of infants with LCA reveal normal appearing retinas; however, low level of retinal activity, measured by electroretinography, indicates very little visual function. RP is a set of hereditary retinal diseases demonstrating clinical features similar to LCA. RP is also characterized by degeneration of rod and cone photoreceptors, but it presents with a more variable loss of vision in late childhood to adulthood. Deficits in dark adaptation and peripheral vision are particular hallmarks of RP. LCA and RP diseases result from genetic mutations, including retinal pigment epithelium protein 65 (RPE65) or lecithin retinol acyltransferase (LRAT), which result in an inadequate production of 11-cis-retinal, an essential component of the visual retinoid cycle. QLT091001 is a replacement therapy for 11-cis retinal.

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

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the U.S. Food and Drug Administration (“FDA”), and for the

treatment of LCA and RP (all mutations) by the EMA. These designations provide market exclusivity in the applicable jurisdiction after a product is approved for 10 years (possibly subject to reduction) in the EU and seven years in the U.S. Orphan drug designation in the EU can also provide an additional two years of market exclusivity for pediatric orphan drug designated drug products. The FDA has also formally acknowledged that the orphan drug designations granted by the FDA on QLT091001 for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) also cover QLT091001 for the treatment of Inherited Retinal Disease caused by LRAT or RPE65 mutations, including SECORD, which disease/condition we believe subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP. The EMA also formally acknowledged that a therapeutic indication of QLT091001 for the treatment of patients with Inherited Retinal Disease, who have been phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT, would fall under the orphan drug designations of treatment of LCA and treatment of RP.

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

Current Treatment. There are no FDA or EMA approved pharmacologic therapeutic treatments for LCA or RP.

Potential Patient Populations. Given the very low prevalence in these ultra-orphan diseases, there is limited epidemiological data available to determine definitively the potential patient population for treatment with QLT091001, and as such, there is significant uncertainty around the estimated total potential addressable patient population worldwide. According to epidemiological estimates, LCA affects approximately one in 81,000 newborns worldwide, of which approximately 10% carry the inherited deficiencies of either RPE65 or LRAT. Based on our market research, we estimate the potential treatment-eligible LCA patient population for QLT091001 at 1,000 to 2,000 patients worldwide. RP is currently estimated to affect at least 300,000 individuals worldwide, of which approximately 20% – 30% are autosomal recessive (arRP). It is currently estimated that less than 3% of autosomal recessive RP patients carry the inherited deficiencies of either RPE65 or LRAT. Thus, the potential treatment-eligible RP patient population for QLT091001 is currently estimated to be 2,000 to 3,000 patients worldwide. Further recent epidemiological data estimate the total potential treatment-eligible LCA and RP due to inherited deficiencies in RPE65 or LRAT patient population for QLT091001 at 2,400 patients in the U.S. and the five major European markets.

The uncertainty around the estimated total potential addressable patient population is exacerbated by the fact that the course and progression of photoreceptor dysfunction and degeneration in the retina over time varies considerably between individuals with IRD, and the rate and progression of decline of vision function in patients is currently not well understood. Over the course of the disease, we believe that IRD patients who do not retain a sufficient number of functionally viable photoreceptors may not benefit from treatment with QLT091001.

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

Results of the Phase 1b retreatment study reported on September 12, 2014 showed clinically meaningful improvements in VF and VA. Nineteen of 27 patients (70%) had an increase in VF retinal area from baseline of ≥ 20% in at least 1 eye at 2 consecutive visits within 6 months from the start of any QLT091001 treatment course. In addition, 70% of patients had an increase in VA from baseline of ≥ 5 letters in at least 1 eye at 2 consecutive visits within 6 months from the start of any QLT091001 treatment course. The percentage of VF and VA responders identified by disease and mutation is summarized below. Over the course of the entire study spanning multiple treatment courses, these responses were durable, with the visual field response lasting an average of 235 days (min-max = 7 – 742 days), and the visual acuity response lasting an average of 232 days (min-max = 7 – 616 days).

Table: Results for Visual Field and Visual Acuity Responders

	N	Visual Field Responders[a] Number (%) of Patients		Visual Acuity Responders[b] Number (%) of Patients
All Patients	27	19 (70%	)	19 (70%	)

All LCA	13	7 (54%	)	10 (77%	)

All RP	14	12 (86%	)	9 (64%	)

All RPE65	15	11 (73%	)	8 (53%	)

All LRAT	12	8 (67%	)	11 (92%	)

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

Study in RP patients with autosomal dominant RPE65 mutation. RP is genetically heterogeneous and can be inherited in an autosomal recessive (AR), autosomal dominant (AD), or X-linked manner, with rare digenic and mitochondrial forms. Previously, all reported mutations in RPE65 were associated with recessive RP or LCA. Recently, however, a dominant-acting mutation in RPE65 was reported. This form of RP is rare and has a milder disease presentation than the autosomal recessive form. In order to investigate the safety, tolerability and efficacy of oral QLT091001 as a novel treatment for RP patients with an autosomal dominant mutation in RPE65, an open-label, Phase 1b, proof-of-concept study was conducted. The study evaluated the safety and treatment effects of a single course (once-daily for seven days) of oral 40 mg/m2 QLT091001 in five RP patients with an autosomal dominant mutation in RPE65. Visual field (VF) was assessed using Goldmann Visual Field (GVF) and visual acuity (VA) was assessed using best-corrected visual acuity (BCVA) at baseline and days 7, 14, 30 and 60 after treatment, then bimonthly for up to 12 months. Three of 5 patients (60%) had an increase in VF retinal area from baseline of ≥ 20% in at least 1 eye at 2 consecutive visits within 6 months from the start of QLT091001 treatment. In addition, 60% of patients had an increase in VA from baseline of ≥ 5 letters in at least 1 eye at 2 consecutive visits within 6 months from the start of QLT091001 treatment. Four of five patients (80%) showed a response to study treatment based on either an increase in retinal area of the primary isopter of at least 20% or an increase in BCVA of at least 5 letters in at least 1 eye at 2 consecutive visits within 6 months of treatment. No serious adverse events were reported in the trial and adverse events reported were consistent with the retinoid class of medications and were transient and/or reversible. The trial suggests that QLT091001 can improve visual function in patients with autosomal dominant RP due to RPE65 mutations with a safety profile similar to that seen in the IRD01 Phase 1b clinical trials in LCA and RP patients (IRD) with autosomal recessive mutations in RPE65 or LRAT.

Orphan Program Development Status. Over the course of 2013 and 2014, the Company met with the FDA and the EMA, including an end-of-phase II meeting with the FDA, in order to progress QLT091001 for the treatment of certain inherited retinal diseases toward pivotal trials. Following meetings with the FDA and EMA, in 2014 we amended our proposed pivotal trial protocol to test the safety and efficacy of QLT091001 in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by RPE65 or LRAT gene mutations.

In an effort to accelerate the commercial availability of QLT091001 as a treatment option, we are currently exploring with the EMA an MAA submission in the second half of 2016 for conditional approval of QLT091001 for the treatment of Inherited Retinal Disease based on the existing clinical data. During the first quarter of 2015, advisory meetings were conducted with certain European regulatory authorities and we are continuing our discussions with the European regulatory authorities regarding the MAA for conditional approval. Conditional approval, if granted, would be made subject to specified conditions, including among other things, that we complete and have favorable safety and efficacy data from additional studies, including one or more pivotal trials of QLT091001 for IRD. In this regard, we have continued our pivotal trial start-up activities with the goal of initiating a Phase III pivotal trial in in the third quarter of 2016. In conjunction with our ongoing start-up activities around our Phase III study, we are currently further optimizing our pivotal trial protocol study design in order to further improve trial execution and protocol performance. See Government Regulation – EU Regulation – Approval of Medicinal Products and Item 1A. Risk Factors.

During the second half of 2015, we initiated a retrospective, uncontrolled, multicenter, case history study to determine the natural history of visual function in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by autosomal recessive mutations in RPE65 or LRAT. The goal of the natural history study is to assess and compare visual outcomes in patients treated with QLT091001, relative to the treatment of naïve patients, in order to assess the extent to which QLT091001 may improve or prolong visual function. This information is expected to further support our potential application for conditional approval and enrollment in our planned Phase III pivotal trial. The results of the natural history study are expected to be available by the end of the first quarter of 2016 for subsequent discussion and review with European regulatory authorities European regulatory authorities.

The management and oversight of clinical operations is currently being led by Dr. Lana Janes, Ph.D., Senior Vice President, Intellectual Property and Technology Development and Chief Patent Officer and Dr. David Saperstein, M.D., our Chief Medical Advisor since 2012 and former Chief Medical Officer.

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

Compassionate Use Program

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

Licensing

Retinagenix Co-Development Agreement

Under the terms of a co-development agreement (the “Retinagenix Agreement”) we entered into with Retinagenix LLC (“Retinagenix”) in April 2006, we obtained an exclusive, worldwide license and sub-license under certain intellectual property rights owned by Retinagenix or licensed to Retinagenix by the University of Washington, related to the synthetic retinoid compound under development. We are responsible for using commercially reasonable and diligent efforts to develop and commercialize, in certain major markets and other markets as we reasonably determine, one or more products covered by the licensed rights or developed using such licensed rights for use in diagnosing, treating or preventing certain human diseases and conditions. We are also responsible for committing certain annual funding to support research and development of such products.

Pursuant to the co-development agreement, Retinagenix is eligible to receive the following milestone payments: (i) $1.0 million upon initiation of the first pivotal trial for the first target indication which uses such products, (ii) $1.5 million upon completion of a filing seeking EU approval or Japan approval for the use of such products in the first indication and (iii) up to a total of an additional $10.0 million upon the achievement of other specified development or regulatory milestones and, for each of up to two additional indications, up to a total of $9.0 million upon achievement of specified development or regulatory milestones. If we commercialize such products, we will also pay Retinagenix royalties of between 4% and 6% of net sales, subject to reduction under certain specified circumstances. Retinagenix is also eligible to receive up to a total of $15.0 million upon achievement of specified cumulative sales milestones for such products. The term of our co-development agreement with Retinagenix expires on the later of the expiration of 10 years after first commercial sale of licensed products, or the expiration, lapse or abandonment of all licensed patents. Retinagenix can terminate the agreement earlier if we fail in any material respect to meet our diligence requirements, and we may terminate the agreement for convenience. Each party may terminate the agreement for uncured material breach by the other party.

Manufacturing

In connection with our development of QLT091001, we utilize a small number of qualified and approved third party contractors, currently located in North America and Europe, to manufacture and supply active pharmaceutical ingredient and drug product and anticipate using the same vendors for our commercial needs. Key raw materials in the production of the active pharmaceutical ingredient and drug product can be sourced from multiple vendors. For the manufacturing activities performed in 2015, there were no production delays due to raw material shortages, and none are expected in 2016. We anticipate entering into supply agreements with suppliers of key raw materials for our future commercial needs.

We and our contract manufacturers are subject to the FDA’s current Good Manufacturing Practices (“cGMP”) regulations and other rules and regulations prescribed by regulatory authorities outside the U.S.

Product Sales, Marketing and Distribution

Given that we currently do not have any commercialized products, we do not have any sales or marketing personnel.

Financial Information about Segments and Geographic Areas

We operate in one segment. Financial information about this segment required herein is contained in Item 8. Financial Statements and Supplementary Data, and the geographic information required herein is contained in Note 17 – Segment Information in the Notes to the Consolidated Financial Statements and is incorporated by reference herein.

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

QLT091001 – Synthetic Retinoid

Pursuant to our co-development agreement with Retinagenix, we have an exclusive, worldwide sub-license to patents and patent applications relating to various synthetic retinoids and uses thereof, including in the treatment of LCA and RP. These patents and patent applications are owned by the University of Washington, which has licensed the patents and patent applications to Retinagenix, and are sub-licensed to us by Retinagenix. On May 31, 2011, the United States Patent and Trademark Office (“the USPTO”) issued Patent No. 7,951,841, a key patent related to this program, covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, expiring on July 7, 2027, including the period of patent term adjustment. This patent is owned by the University of Washington and is exclusively sub-licensed to us through our co-development agreement with Retinagenix. Outside of the U.S., counterpart foreign patents and patent applications to U.S. Patent No. 7,951,841, with varying scope of protection, are pending or have been granted, including European Patent No. 1765322 which was granted on November 6, 2013. All of the national patents in the European jurisdictions where European Patent No. 1765322 is validated will be set to expire in 2025.

In 2015, six additional patents exclusively licensed to us pursuant to our Co-Development Agreement with Retinageix or owned by us, were granted by the USPTO, covering methods of using various synthetic retinal derivatives for the treatment of certain age-related and inherited retinal diseases, four of which are key patents relating to QLT091001 in the treatment of IRD.

On October 20, 2015, the USPTO issued U.S. Patent No. 9,162,978, relating to methods of use of various synthetic retinal esters, including QLT091001, for the treatment of RP due to a deficiency in endogenous 11-cis retinal in the eye, and which is projected to expire on June 20, 2025 This patent is owned by the University of Washington and is exclusively sub-licensed to us through our co-development agreement with Retinagenix.

On October 27, 2015, the USPTO issued U.S. Patent No. 9,169,204, relating to pharmaceutical ophthalmological compositions comprising various synthetic retinal esters, including QLT091001, for the treatment of a deficiency in endogenous 11-cis retinal in the eye due to inherited mutations in LRAT or RPE65, and which is projected to expire on June 20, 2025. This patent is owned by the University of Washington and is exclusively sub-licensed to us through our co-development agreement with Retinagenix.

On November 3, 2015, the USPTO issued U.S. Patent No. 9,174,936, relating to various methods of use of various synthetic retinal esters, including QLT091001, for the treatment of LCA and RP due to inherited mutations in LRAT or RPE65, and which is projected to expire on June 20, 2025, This patent is owned by the University of Washington and is exclusively sub-licensed to us through our co-development agreement with Retinagenix.

On November 3, 2015, the USPTO issued U.S. Patent No. 9,173,856, relating to various regimens for dosing certain synthetic retinal esters, including QLT091001, for treating a subject suffering from loss or impairment of vision due to inherited mutations in LRAT or RPE65 associated with LCA, and which is currently projected to expire on May 12, 2032, including the current period of patent term adjustment granted to us by the USPTO. Subsequent to grant of the patent, a petition was filed for reconsideration by the USPTO to further lengthen the period of patent term adjustment, and as such, the projected expiry date may be subject to further adjustment. Also, this patent is subject to terminal disclaimer, which could potentially shorten the projected expiry date.

Additional patents and patent applications exclusively sub-licensed to us through our co-development agreement with Retinagenix will expire between 2024 and 2030, not including any possible patent term extensions or adjustments that may be available. These patents and patent applications include additional methods of use patents and patent applications, directed to uses of synthetic retinoids, including QLT091001.

The molecule in QLT091001 is not eligible for composition of matter protection per se, as it was previously known in the scientific community. However, upon FDA approval, we believe that the active pharmaceutical ingredient in QLT091001 may qualify as a new chemical entity, or NCE, which provides for five years of exclusivity following approval. We intend to seek New Chemical Entity exclusivity; however, there is no assurance that QLT091001 will qualify and gain the additional five-year exclusivity period, even if QLT091001 is approved. We also plan to secure regulatory exclusivity for QLT091001 in the EU; however, there can be no assurance that we will be successful in securing approval or regulatory exclusivity in the EU.

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

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical and biopharmaceutical companies, many of which have financial, technical and marketing resources significantly greater than ours and have substantially greater experience in developing products, conducting preclinical and clinical testing, obtaining regulatory approvals, manufacturing and marketing. In addition, many biopharmaceutical companies have formed collaborations with large, established pharmaceutical companies to support research, development and commercialization of products that may be competitive with our products. Academic institutions, government agencies and other public and private research organizations also are conducting research activities, seeking patent protection and may commercialize products on their own or through joint ventures. The existence of these products, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us. For example, we are aware of a retinal implant (Argus® II) developed by Second Sight Medical Products Inc. (“Second Sight”) to treat late stage RP, which received FDA approval under a Humanitarian Device Exemption in February 2013, as well as two implantable medical devices for RP that are approved in the European market: Argus® II (Second Sight) and Alpha IMS (Retina Implant AG). In addition, we are aware of a number of early stage gene therapy products in development for LCA patients, as well as one gene therapy product which has completed Phase III trials and is predicted to be submitted for approval later in 2016 developed by Spark Therapeutics, Inc. in the U.S. for treatment of inherited retinal dystrophies (LCA) caused by mutations in the RPE65 gene.

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

FDA Regulation – Approval of Drug Products

Under U.S. law, our QLT091001 product in development will be regulated as a drug. The steps ordinarily required before a drug may be marketed in the U.S. include:

•	preclinical testing;

•	submission of an Investigation New Drug application (“IND”) to the FDA, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its proposed intended use;

•	validation, inspection and approval of the manufacturing facilities and process;

•	submission of a new drug application (“NDA”) or abbreviated new drug application (“ANDA”) to the FDA; and

•	FDA approval of the application, including approval of all labeling.

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

Protocols for clinical trials must be submitted to the FDA for review and to an Institutional Review Board (IRB) for approval. Sponsors are also required to report regularly to the FDA regarding trial results and safety. The FDA, the sponsor, or the sponsor’s data safety monitoring board may suspend or terminate a clinical trial at any time for a variety of reasons, including that the research subjects are being exposed to unacceptable health risks. An IRB may also suspend or terminate the conduct of a clinical trial at its institution.

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

FDA Regulation – Post-Approval Requirements

Even if regulatory approvals for our products are obtained, our products and the facilities manufacturing our products are subject to continued review and periodic inspections by the FDA. Each manufacturing establishment producing approved drugs for the U.S. market must be registered with the FDA and are typically subject to establishment fees. U.S. manufacturing establishments are subject to periodic inspections by the FDA and must comply with the cGMPs. In complying with cGMPs, manufacturers must expend funds, time and effort in the area of production and quality control to ensure full technical compliance. The FDA stringently applies regulatory standards for manufacturing.

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

EU Regulation – Approval of Medicinal Products

Our QLT091001 product in development will be regulated as a medicinal product in the EU. In the European Economic Area (“EEA”) (which comprises the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products are subject to extensive pre- and post-market regulation at both the EU and national levels. They can, subject to specific exceptions, only be commercialized after obtaining a marketing authorization (or “MA”).

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH) guidelines on Good Clinical Practices (GCP). If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. Prior to commencing a clinical trial, the sponsor must obtain an authorization from the competent authority and a positive opinion from an independent ethics committee. The application for a clinical trial authorization must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier that contains information about the manufacture and quality of the product under investigation. Clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the trial will be conducted. However, under the new EU Regulation on Clinical Trials, which is expected to take effect in 2017 or 2018, a more harmonized procedure will apply. Any substantial changes to trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.

The sponsor of a clinical trial must register the clinical trial in advance, and information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial will be made public as part of the registration. The results of the clinical trial must be submitted to the competent authorities and, with the exception of non-pediatric Phase 1 trials, will be made public at the latest within 12 months after the end of the trial.

There are two types of marketing authorization procedures: the Union MAs and National (or Member State) MAs.

The Union MA is issued by the European Commission through the Centralised Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and which is valid throughout the entire territory of the EU and is also implemented in the three EEA countries. The Centralised Procedure is compulsory for medicinal products that contain a new active substance and are indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions, and viral diseases, as well as for orphan medicinal products, advanced therapy products (such cell and gene therapies) and products developed through certain biotechnological processes. The Centralised Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation, or whose approval is in the interest of public health in the EU. In the Centralised Procedure applications are submitted directly to the EMA. The EMA’s CHMP then has 210 days (not including clock-stops) to adopt an opinion on whether the medicine should be marketed or not. The CHMP’s opinion is then transmitted to the European Commission, which has the ultimate authority for granting the Union MA.

For certain categories of medicinal products, including orphan medicines, in order to meet unmet medical needs of patients and in the interest of public health in the EU, granting of MAs on the basis of less complete data than is normally required may be necessary. In such cases, it is possible for the CHMP to recommend the granting of a MA subject to certain specific obligations (a “conditional MA”). The timelines for an EMA opinion of such an application are the same as provided above. A conditional MA may be granted when, although comprehensive clinical data have not been provided, all of the following requirements are met: benefit/risk balance is positive, it is likely that comprehensive clinical data will be provided by the applicant, unmet medical needs will be fulfilled, and benefit to public health of immediate availability outweighs risks that additional data are still required. Conditional MAs are valid for one year, on a renewable basis. The authorization holder will be required to complete ongoing studies or to conduct new studies with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data. The granting of a conditional MA will allow medicines to reach patients with unmet medical needs earlier than might otherwise be the case, and will ensure that additional data on a product are generated, submitted, assessed and acted upon. Upon fulfilment of all specific obligations, the conditional MA may convert to a normal MA.

Similar to conditional approval, the CHMP may grant a marketing authorization under exceptional circumstances subject to a requirement for the applicant to introduce specific procedures, in particular concerning the safety of the medicinal product, notification to the competent authorities of any incident relating to its use, and action to be taken. Under exceptional circumstances, the applicant must show they are unable to provide comprehensive data on the efficacy and safety under normal conditions of use, due to (1) rarity of the disease, or (2) present state of scientific knowledge, or (3) ethical constraints to collect such information. A MA under exceptional circumstances is valid for 5 years (renewable) and is reviewed annually to reassess the risk-benefit balance. The fulfillment of any specific procedures/obligations imposed as part of the marketing authorization under exceptional circumstances is aimed at the provision of information on the safe and effective use of the product and will normally not lead to the completion of a full dossier. Approval under exceptional circumstance would not be granted if the CHMP deems that a conditional approval is more appropriate.

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

Further, under EU Regulation No. 1901/2006 on medicinal products for pediatric use, as amended, companies that wish to market their products in the EEA are required to submit the results of pediatric studies with their MA application. These studies must be undertaken in compliance with a pediatric investigation plan (“PIP”) that must be approved in advance by the EMA’s Pediatric Committee (“PDCO”). The obligation to provide the results of pediatric studies with the MA application can be waived for certain products or product classes if: (i) they are likely to be ineffective or unsafe in part or all of the pediatric population; (ii) the disease or condition for which they are intended occurs only in adult populations; or (iii) the specific product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If justified, applicants can obtain a deferral of the obligation to conduct pediatric studies until a time after the submission of the MA application, for instance, because it is appropriate to conduct studies in adults prior to initiating studies in children or when studies in children will take longer to conduct than studies in adults. A MA holder whose application incorporated the results of pediatric studies conducted in compliance with an approved PIP can under certain circumstances be eligible for a six-month extension to the basic patent extension protection (under a supplementary protection certificate or SPC) afforded to its product. This extended SPC protection period does not apply to orphan medicinal products, which can benefit instead from an extra two years of orphan market exclusivity.

The company that holds a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance (QPPV), who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new marketing authorization applications must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety or efficacy studies. Non-compliance with EU regulatory requirements, including those regarding safety monitoring or pharmacovigilance or under the pediatric rules, can result in significant financial penalties.

In addition, all advertising and promotional activities for the product must be consistent with the approved Summary of Product Characteristics. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

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

The data exclusivity period begins on the date of the product’s first MA in the EU and prevents generics from relying on the MA holder’s pharmacological, toxicological, and clinical data for a period of eight years. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period.

The 8 + 2 + 1 exclusivity scheme applies to products that have been authorized in the EU by either the EMA through the Centralized Procedure or the competent authorities of the Member States of the EEA (under the Decentralised, or Mutual Recognition procedures). The protection may not apply if the same or a similar active ingredient has been approved earlier in the EU or EEA.

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

The exclusivities do not protect against the use of unapproved medicines or other treatments, nor against off-label use of approved medicines.

Orphan Drug Regulation

Some regulatory authorities provide incentives to drug manufacturers to develop and produce pharmaceuticals that are used to treat rare diseases or conditions. Since the extent and scope of our patent protection for QLT091001 is limited, orphan drug designation is especially important for this product candidate because such designation provides another period of market exclusivity with respect to the qualifying diseases or conditions. QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA.

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

Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the U.S., including the EU. The orphan legislation in the EU is available for products that are (i) intended for the diagnosis, prevention or treatment of chronic debilitating or life-threatening conditions that affect five or fewer out of 10,000 persons in the EU, or (ii) that are intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU, and without incentives it is unlikely that their commercialization in the EU would generate sufficient return, provided that (iii) there is no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The orphan drug designation is reassessed before the MA is granted and may be withdrawn at that stage. The EU market exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the requirements for orphan drug designation are no longer fulfilled, e.g., because the product is sufficiently profitable not to justify maintenance of market exclusivity. The market exclusivity may be extended to 12 years if sponsors complete a pediatric investigation plan agreed upon with the EMA’s PDCO. MA applicants for MAs for orphan designated drugs can benefit from protocol assistance and significant fee reductions in the EMA authorization procedure.

The orphan exclusivity does not protect against the use of unapproved medicines or other treatments, nor against off-label use of approved medicines.

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

Additional Regulatory Issues

We remain subject to various U.S. federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws with respect to prior sales of and marketing activities for Visudyne in the U.S. and, if any of our product candidates are approved for commercial sale, will be subject to such laws with respect to any sales of those product candidates. For example, the Anti-Kickback Statute makes it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug that is reimbursable under federal health care programs. Additionally, the False Claims Act prohibits anyone from knowingly presenting, or causing to be presented for payment to government third party payors (including Medicare and Medicaid), claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Numerous companies have been sued under these laws for a variety of alleged promotional and marketing activities. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of whether the product is covered by government healthcare programs. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, injunctive relief, as well as the possibility of exclusion from federal and state health care programs (including Medicare and Medicaid).

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

Since we conduct clinical trials in a number of countries, we are subject to a significant number of privacy and data protection laws and regulations globally. The legislative and regulatory landscape for privacy and data protection continues to evolve. There has been increased attention to privacy and data protection issues in both developed and emerging markets with the potential to affect directly our existing and future business, including additional restrictions or requirements imposed by European regulators related to the export of personal information from the EU to the U.S. and other countries, as well as increased enforcement and litigation activity related to privacy matters globally. We continue to review and monitor the changes in the privacy regimes in countries in which we operate or conduct clinical trials and have developed policies and practices to manage these evolving risks.

The EMA has adopted various policies with regard to transparency of data, and especially non-clinical and clinical data, in a MA dossier and new rules will in the future also provide for significant transparency of information related to clinical trials. Under these policies, clinical study reports for QLT products are expected to be made public after approval of the products, subject to limited redactions. The information thus made accessible will also be available to competitors of the Company.

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

In the EU and EEA, governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare budgets. To obtain reimbursement or pricing approval, some Member States may require the completion of clinical trials that compare the cost-effectiveness of a particular product to currently available therapies. The downward pressure on healthcare costs in general has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, the exceptional circumstances or the conditional nature of the MA can result in a lower reimbursement price.

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

The ACA also contains the Physician Payment Sunshine Act (section 6002) (“PPSA”). On February 8, 2013, CMS issued final regulations under the PPSA that require applicable pharmaceutical, medical device, biological, and medical supply manufacturers to report annually to the Secretary of Health and Human Services (HHS) certain “payments or other transfers of value” to physicians and teaching hospitals. The PPSA also requires applicable manufacturers to report certain information regarding the ownership or investment interests held by physicians or the immediate family members of physicians in such entities. The first reports were due March 31, 2014 for the initial reporting period (August – December 2013), and thereafter for each calendar year. The report must include, among other things, information about the amount of the payment, the date on which the payment was made, the form of payment, and the nature of the payment (e.g., consulting fees, compensation for services, gifts, entertainment or research). Similar transparency legislations in EU Member States may require the public disclosure of payments made to healthcare professionals and institutions.

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

Research and Development Costs

A significant portion of our operating expenses are related to research and development. During the years ended December 31, 2015, 2014, and 2013, our total company-sponsored research and development expenses were

$9.8 million, $13.8 million, and $18.5 million, respectively. See the Research and Development section above and Item 7. Management, Discussion and Analysis of Financial Condition and Results of Operations below.

Employees

As of February 18, 2016, we had approximately 23 employees, 13 of whom were engaged in research, development, clinical and regulatory affairs, quality control and assurance, and 10 of whom were engaged in finance, information technology, human resources, intellectual property and legal. None of our employees belong to a labour union.

When required, we also engage independent consultants and contractors to perform various professional services including, but not limited to; financial, advisory, clinical, regulatory, supply chain and other commercial services.

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

We have limited management and staff and our failure to attract or retain key personnel could adversely affect our ability to operate.

In connection with our strategic restructuring in 2012, we implemented a significant reduction in our work force, followed by additional reductions in 2013 and 2014. As of February 18, 2016, we have 23 employees. We depend, and will continue to depend in the foreseeable future, on the services of our executive management team and other key personnel. The ability to retain officers and key employees is critical to our success and growth. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our business. In addition, our success depends, in part, on our ability to attract and retain experienced scientific, clinical, manufacturing and other personnel. Competition for many of these professionals is intense. Any failure to attract or retain key personnel could result in unexpected delays in the development of our synthetic oral retinoid program, QLT091001, or could otherwise negatively impact our business. As a result, these factors may adversely impact our business and result of operations.

Further, due to our limited number of employees, we expect that we will continue to require the services of independent consultants and contractors to perform various professional services, including clinical, regulatory, supply chain and other commercial services. If we experience significant delays in obtaining the services of such third parties or such parties do not perform as expected, our results of operations may be materially adversely affected.

We currently do not generate revenues from continuing operations and we continue to incur significant operating expenses. In order to fund our operations or strategic transactions, we may need additional capital in the future, and our prospects for obtaining the requisite amount of capital are uncertain.

We divested certain non-core assets in 2008 and 2009, sold assets related to our Visudyne business to Valeant in September 2012, and sold assets related to our PPDS Technology to Mati in April 2013. These transactions generated significant cash but we no longer generate revenues from the sale of those products and we will not generate any revenues from our products in development until such time, if ever, that they are approved for sale.

Further, in addition to the $200.0 million return of capital we completed in June 2013, our cash resources recently declined for a $45.0 million investment in common shares of Aralez Canada on February 5, 2016, which shares we expect to distribute to our shareholders as a return of capital.

Going forward, we may continue to incur significant operating expenses and, as a result, may not be able to fund our operations or any anticipated growth beyond the near term. This may require us to delay, scale back, or eliminate some or all of our activities or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, and, if we are unable to obtain additional financing, this may adversely affect our ability to operate as a going concern. The amount required to fund future operations will depend on many factors, including the success of our research and development programs, the extent and success of any collaborative research arrangements, and the results of product, technology or other acquisitions or business combinations. We could seek additional funds in the future from a combination of sources, including out-licensing, joint development, sale of assets and other financing arrangements. In addition, we may issue debt or equity securities if we determine that additional cash resources could be obtained under favorable conditions, if the $20.0 million capital contribution under our Share Purchase and Registration Rights Agreement is not consummated or if future development funding requirements cannot be satisfied with available cash resources. The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our shareholders. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit and the availability of credit to our industry, the volume of trading activities, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long-term or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. As a result of any or all of these factors, we may not be able to successfully obtain additional financing on favorable terms, or at all.

The distribution of the Aralez Shares may not occur.

On December 7, 2015, we and a number of other co-investors entered into the Amended and Restated Share Subscription Agreement with Tribute, POZEN and Aralez Ireland and Aralez Canada and on February 5, 2016, we completed a $45.0 million investment in common shares of Aralez Canada. We currently intend to effect a special election distribution to each of our shareholders, payable at the election of each such shareholder in either Aralez Shares or cash, subject to proration to reflect a maximum cash component of $15 million (the “Aralez Cash Consideration”). We currently anticipate effecting the Aralez Distribution through a reorganization of our capital pursuant to a statutory Plan of Arrangement if a Plan of Arrangement is approved by our shareholders at the upcoming Special Meeting. If the Plan of Arrangement is not approved by our shareholders at the Special Meeting, we may effect the Aralez Distribution by way of a dividend. Although it is our current intention to effect the Aralez Distribution, we are under no obligation to make the Aralez Distribution to our shareholders and our Board of Directors may determine that the Aralez Distribution is not in our best interests and accordingly that such distribution will not occur in the near term or at all. Further, our ability to distribute the Aralez Cash Consideration is entirely dependent on the completion of the transactions under the Backstop Agreement, and if the transactions contemplated under the Backstop Agreement are not completed for any reason, it is anticipated that, if the Aralez Distribution proceeds, shareholders would receive their entire pro rata entitlement to the Aralez Distribution in Aralez Shares, notwithstanding that they may have elected to receive cash. See Item 1. Business – Overview – Strategic Initiatives – 2015 section for more information on these transactions.

The transactions contemplated by the Share Purchase and Registration Rights Agreement may not be consummated; if the share issuance is consummated, it may be on terms that are below the then-current market price of our common shares.

On June 8, 2015, we announced that we had entered into a Share Purchase and Registration Rights Agreement with a number of investors providing for the contemplated issuance of QLT common shares to such investors in exchange for an aggregate cash purchase price of $20.0 million, which reflects a per share price of $1.87. This cash would be available to fund our on-going operations. The closing of the share issuance contemplated by the Share Purchase and Registration Rights Agreement is subject to a number of conditions, some of which are outside our control. Accordingly, there can be no guarantee that the transactions contemplated by such agreement will be consummated and that the $20.0 million of capital will be made available to us.

In addition, because the Share Purchase and Registration Rights Agreement contemplates the issuance of the QLT common shares at a fixed purchase price, the purchase price may be lower than the then-current market price of QLT’s common shares at the time of issuance.

We believe that we may be deemed a passive foreign investment company for the taxable year ended December 31, 2015, which could result in adverse United States federal income tax consequences to U.S. Holders and may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

Based on the price of our common shares and the composition of our assets, we believe that we may be deemed a “passive foreign investment company” (“PFIC”) for United States federal income tax purposes for the taxable year ended December 31, 2015. We also believe that we may be deemed a PFIC for the taxable years ended December 31, 2008 through 2014, and we may be a PFIC in future years. A non-U.S. corporation generally will be classified as a PFIC for U.S. federal income tax purposes in any taxable year in which, after applying relevant look-through rules with respect to the income and assets of subsidiaries, either 75% or more of its gross income is “passive income” or 50% or more of the average value of its assets consists of assets that produce, or are held for the production of, passive income. If we were a PFIC for any taxable year during a U.S. Holder’s holding period for our common shares, certain adverse United States federal income tax consequences could apply to such U.S. Holder, as that term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents – U.S. Federal Income Tax Information – U.S. Holders in this Report, including on a return of capital to such U.S. Holders. In addition, our PFIC status may deter certain U.S. investors from purchasing our stock, which could have an adverse impact on our stock price.

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

•	the FDA, EMA or other regulatory authorities do not permit us to proceed with a clinical trial protocol or a clinical trial, or place a clinical trial on hold;

•	delay in commencing clinical trials due to review of clinical trial protocols, and amendments thereto, by FDA, EMA and ethics committees;

•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

•	our trial design is inadequate for demonstration of safety and/or efficacy;

•	the FDA, EMA or other regulatory authorities determine that any study endpoints used in clinical trials are not sufficient for movement into a next stage clinical trial or for product approval;

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

For example, a significant challenge for our clinical trials of QLT091001 for the treatment of Inherited Retinal Disease has been and will likely continue to be patient recruitment due to the small population of patients with LCA and RP, and in particular with the specific genetic mutations causing LCA and RP we are currently investigating. The challenge in recruiting subjects from this small population is further exacerbated by the lack of public awareness of such conditions and resulting delay in (or lack of) available genetic testing and diagnosis. Further, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive procedures to assess the safety and effectiveness of our products, or they may be persuaded to participate in contemporaneous trials of competitive products. In addition, approval of a product for the treatment of IRD (LCA and RP) currently under development by our competitors could further hinder our ability to recruit and/or retain subjects in our clinical trials. Delay in, or failure of, enrollment of sufficient patients or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial. Our clinical trial costs will also increase if we have material delays in our clinical trials for other reasons or if we need to perform more or larger clinical trials than anticipated.

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

We may pursue conditional MA in the EU for QLT091001 for the treatment of IRD. There are specific risks associated with conditional approvals in the EU. It is possible that the EMA will refuse to grant the approval because the legal conditions for a conditional approval are not met, for instance because the data are not sufficiently convincing. When a conditional approval is granted, it is valid for renewable periods of one year and typically contains specific conditions, such as conducting one or more new studies, including pivotal studies, or enhanced pharmacovigilance obligations. We will need to comply with these specific conditions to secure renewal and new conditions may also be imposed. If the conditions are not complied with, or when new information results in a different benefit-risk assessment, the renewal may be refused. In addition, the conditional approval may initially only cover a narrow therapeutic indication, which could possibly be broadened when more extensive data become available. The initial approval would, however, already start the regulatory data exclusivity and orphan market exclusivity periods and be taken into account for calculating the patent extension period (supplementary protection certificate or SPC).

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

Numerous other factors may impact market acceptance and demand for our products, including but not limited to:

•

uncertainty as to size of the addressable target populations for our product due to the very rare nature of IRD and consequently, the limited epidemiological data on which we base our estimates for our product;

•	ability to identify and reach such small target populations with our product;

•	our pricing decisions, including a decision to increase or decrease the price of a product, and the pricing decisions of our competitors;

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

In addition, there has been an increased focus on privacy issues in countries around the world, including the United States and the European Union. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect directly our clinical development activities and other areas of our business. In order to comply with the various privacy regimes, including any unanticipated changes in those requirements, in the countries in which we conduct clinical trials may increase the time and cost to perform a clinical trial. Any failure to fully comply with such laws may materially harm our business.

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

Our product candidate, QLT091001, is under evaluation in clinical programs for the treatment of (a) Inherited Retinal Disease caused by RPE65 and LRAT gene mutations, which includes LCA and RP (autosomal recessive) (IRD 02), (b) RP (autosomal dominant) (RP 01), and (c) Impaired Dark Adaptation (IDA 02). We may determine that certain programs do not have sufficient potential to warrant the continued allocation of resources to them. Accordingly, we may elect to suspend, terminate or modify one or more of our programs, which could include changing our clinical or business model for further development, including by attempting to extract or monetize value from the program by either selling, out-licensing or potentially partnering part or all of the program. If we terminate and seek to monetize part or all of a program in which we have invested significant resources, or we continue to expend further resources on a program, and subsequently fail to achieve our intended goals, our prospects may suffer, as we will have expended resources on a program that may not provide a suitable return, if any, on our investment and we may have missed the opportunity to allocate those resources to potentially more productive uses. In addition, in the event of a termination of a product candidate or program, we may incur significant expenses and costs associated with the termination of the program, which could adversely affect our financial condition or results of operations.

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

Our competitors include major pharmaceutical and biopharmaceutical companies, many of which are large, well-established companies with access to financial, technical and marketing resources significantly greater than ours and substantially greater experience in developing and manufacturing products, conducting preclinical and clinical testing and obtaining regulatory approvals. Our competitors may develop or obtain patent protection for products in clinical development earlier than us, design around patented technology developed by us, obtain regulatory approval for such products before us, or develop more effective or less expensive products than us. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our future products. Competitors also may develop or acquire products that make our future products obsolete. Any of these competitive products or events could have a significant negative impact on our business and financial results, including reductions in our market share, revenues and gross margins. See Item 1. Business – Competition for more information.

Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on our product candidates and technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.

We have applied for and continue to apply for patents for certain aspects of our product candidates and technology. We may not be able to obtain patent protection on aspects of our product candidates and technology. For example, while U.S. Patent No. 7,951,841 was issued on May 31, 2011 covering various methods of use of QLT091001 in the treatment of diseases associated with an endogenous 11-cis-retinal deficiency until 2027, and four additional key patents were granted in 2015 by the USPTO relating to uses of QLT091001 in the treatment of IRD, all of which are projected to expire between 2025-2032, not including any further potential adjustments due to patent term extensions, patent term adjustments, or terminal disclaimers, the molecule in QLT091001 is not eligible for composition of matter protection in the U.S. or elsewhere because it was previously known in the scientific community. Therefore, we may not be able to prevent competitors from commercializing the molecule in QLT091001 for the treatment of diseases that fall outside of the scope of our patents protecting these methods.

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

We actively evaluate various strategic transactions on an ongoing basis and may engage in negotiations to expand our operations and market presence by future product, technology or other acquisitions, in-licensing and business combinations, joint ventures or other strategic alliances with other companies. We may not be successful in identifying, initiating or completing such negotiations. Competition for attractive product acquisition or alliance targets can be intense, and we may not succeed in completing such transactions on terms that are acceptable to us. Even if we are successful in these negotiations, these transactions create risks, including:

•	difficulties in and costs associated with assimilating the operations, technologies, personnel and products of an acquired business;

•	assumption of known or unknown liabilities or other unanticipated events or circumstances;

•	acquired or in-licensed technology may not be successfully developed and commercialized;

•	the potential disruption to our ongoing business; and

•	the potential negative impact on our earnings and cash position.

Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. Any of these risks could harm our ability to achieve anticipated levels of profitability for acquired businesses or technology or to realize other anticipated benefits of the transaction. We cannot predict the number, timing or size of future acquisitions or other strategic transactions, or the effect that any such transactions might have on our operating results.

We expect to rely on third-party manufacturers, distributors and contract research organizations for the manufacture and distribution of our future commercial products and the management and conduct of our clinical trials. Any difficulties with such third parties could delay clinical trial results and future revenues from sales of our future commercial products.

We expect to rely on third parties to manufacture our product candidates for use in later stage clinical trials and, if commercialized, to manufacture and distribute our products in commercial quantities. We also expect to rely on contract research organizations (“CROs”) to manage and conduct our future clinical trials. If we are unable to obtain and maintain agreements on favorable terms with contract manufacturers and distributors, or these parties fail to supply required materials or comply with regulatory requirements, or if we fail to timely locate and obtain regulatory approval for additional or replacement manufacturers or distributors as needed, it could impair or prevent our ability to deliver our future commercial products on a timely basis, or at all, which in turn would materially and adversely harm our business and financial results. Similarly, if we are unable to obtain and maintain agreements on favorable terms with CROs in connection with our future clinical trials, or if any CROs we retain fail to timely provide the required services or comply with regulatory requirements, it could delay the development and approval of our product candidates and impair or prevent our ability to timely conduct successful clinical trials, which would impair our ability to obtain regulatory approval to sell our products, which in turn would materially and adversely harm our business and financial results.

For our product candidates and raw materials, we obtain supply from one or a limited number of sources. If we are unable to obtain components or raw materials, or products supplied by third parties, our ability to manufacture our product candidates for our clinical trials or, if approved, for future commercial use would be impeded, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Some components and raw materials used in our product candidates are currently available only from one or a limited number of domestic or foreign suppliers. In the event an existing supplier fails to supply product on a timely basis and/or in the requested amount, supplies product that fails to meet regulatory requirements, becomes unavailable through business interruption or financial insolvency or loses its regulatory status as an approved source or we are unable to obtain or renew supply agreements and we do not have a second supplier, we may be unable to obtain the required components, raw materials or products on a timely basis or at commercially reasonable prices. We attempt to mitigate these risks by maintaining safety stock of these product candidates and raw materials, but such safety stock may not be sufficient. A prolonged interruption in the supply of a single-sourced raw material, including the active pharmaceutical ingredient, would materially and adversely harm our business and financial results.

In addition, these third party manufacturers may have the ability to increase the supply price payable by us for the manufacture and supply of our products, in some cases without our consent. Our dependence upon others to manufacture our products may adversely affect our profit margins and our ability to obtain approval for and produce our products on a timely and competitive basis, which would materially and adversely harm our business and financial results.

Healthcare reform and restrictions on reimbursements may limit our financial returns.

Our ability to commercialize our product candidates successfully will depend, in part, on the timeliness of, and the extent to which, adequate coverage and reimbursement for the cost of such products and related treatments is obtained from government health administration authorities, private health insurers and other organizations in the U.S. and foreign markets. These third parties are increasingly challenging both the need for and the price of new drug products. Significant uncertainty exists as to the reimbursement status of newly approved therapeutics. Applications or re-applications for coverage and reimbursement for any of our products may not result in approvals. Adequate third-party reimbursement may not be available for our product candidates to enable us to maintain price levels sufficient to realize an appropriate return on our investments in research and product development. Furthermore, the exceptional circumstances or the conditional nature of the MA can result in a lower reimbursement price.

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

In addition, we may become involved in disputes or legal actions as a result of our past strategic corporate restructurings and divestitures, including the sale of, our assets related to Visudyne and our Qcellus laser under development to Valeant pursuant to the terms of the Valeant Agreement in 2012, or the sale of our PPDS Technology to Mati in 2013. Transactions such as these may result in disputes regarding representations and warranties, indemnities, future payments or other matters, and we may not realize some or all of the anticipated benefits of these transactions. For example, we recently filed a breach of contract lawsuit against Valeant in the Supreme Court of British Columbia, alleging that Valeant has failed to pay the $5 Million Laser Earn-Out Payment required under the terms of the Valeant Agreement. We seek to recover damages of $5.0 million from

Valeant and also claim failure of Valeant to use commercially reasonable efforts to promptly obtain laser registrations for the Qcellus laser in the United States. If we cannot favorably resolve this dispute, we may not receive any or all of the contingent consideration pertaining to regulatory approval of the Qcellus laser.

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

Under the Valeant Agreement, pursuant to which we sold our Visudyne business to Valeant, we are entitled to receive up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million for sales of Visudyne outside of the United States by Novartis and a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the FDA. Additionally, on September 26, 2013, the FDA approved the PMA supplement for the Qcellus laser and we invoiced Valeant for a $5.0 million Laser Earn-Out Payment under the terms of the Valeant Agreement. Valeant has disputed payment and on September 22, 2015, we filed a breach of contract lawsuit against Valeant in the Supreme Court of British Columbia seeking to recover damages of $5.0 million for failure to pay and also claim failure of Valeant to use commercially reasonable efforts to promptly obtain laser registrations for the Qcellus laser in the United States. While we believe that the Laser Earn-Out Payment is currently due and payable by Valeant, the outcome of litigation is uncertain and we may have difficulty collecting the Laser Earn-Out Payment in full.

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

Our receipt of contingent consideration may also be adversely affected by, among other things:

•	lower than expected Visudyne sales, including due to competition, product manufacturing, supply interruptions or recalls;

•	marketing or pricing actions by competitors or regulatory authorities;

•	changes in the reimbursement or substitution policies of third-party payors;

•	disputes relating to patents or other intellectual property rights;

•	failure to develop and commercialize any new indications for Visudyne; and

•	failure or delay by Mati in its development efforts, obtaining regulatory approval and commercializing the products related to the PPDS Technology.

If we do not ultimately receive all or a material portion of the consideration provided for under the asset purchase agreements due to the risks noted above or for any other reason, our cash position will suffer.

Our provision for income taxes and effective income tax rate may vary significantly and may adversely affect our results of operations and cash resources.

Significant judgment is required in determining our provision for income taxes and uncertain tax positions. Various internal and external factors may have favorable or unfavorable effects on our future provision for income taxes, uncertain tax positions, income taxes receivable, and our effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, results of audits by tax authorities, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of transactions we complete, future levels of research and development spending, changes in the overall mix of income among the different jurisdictions in which we operate, and changes in overall levels of income before taxes. Furthermore, new accounting pronouncements or new interpretations of existing accounting pronouncements (such as those described in Note 3 – Significant Accounting Policies in Notes to the Consolidated Financial Statements) can have a material impact on our effective income tax rate.

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

We have generated significant operating losses in prior years. During the year ended December 31, 2015 we incurred a net loss of $23.0 million and as at December 31, 2015 our accumulated deficit was approximately $534.3 million. Even though our research and development expenses are lower due to the sale of our former Visudyne business and PPDS Technology, we expect to continue to incur significant net losses from continuing operations for the foreseeable future due to clinical development costs related to our synthetic retinoid product and the absence of any revenue generating activities. We are uncertain when or if we will be able to achieve or sustain profitability. If we are unable to achieve or sustain profitability in the future, this may adversely affect our stock price.

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

The market prices for securities of biotechnology companies, including us, have been and are likely to continue to be volatile. As a result, investors in companies such as ours may buy at high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Trading prices of the securities of many biotechnology companies, including us, have experienced extreme price and volume fluctuations which have, at times, been unrelated to the operating performance of the companies whose securities were affected. Some of the factors that may cause volatility in the price of our securities include:

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

Our information technology systems may be vulnerable to cybersecurity attacks which may adversely affect our business and operations.

We leverage advancements in technology to support our business model, including electronic data capture technologies for the efficient collection of clinical trial data. As a result, we are exposed to risks and may be subject to cyber-attacks and unauthorized access to our data. Cyber-attacks are often focused on compromising sensitive data for inappropriate use or disrupting business operations. Such an attack could compromise our confidential information as well as that of our clinical trial subjects and third parties with whom we interact and may result in negative consequences, including remediation costs, financial penalties, additional regulatory scrutiny, litigation and reputational damage that may materially and adversely harm our business and financial results and for which we may not have adequate, or any, insurance. We are actively working to take the necessary steps to reduce these risks through the use of processes, controls and by working with third party technology providers who have experience in addressing those risks, however, there can be no assurance that the measures we take will eliminate or reduce the incidence of a cybersecurity attack on our business.

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

During 2015, we entered into a sublease agreement to downsize our existing space in Vancouver, British Columbia, where our head office is located. We currently lease approximately 8,475 square feet of space under the terms of this sublease agreement. The lease term applicable to this space expires on August 31, 2016, with a one year renewal option on approximately 5,850 square feet of the space and a month-to-month renewal option on the remaining 2,625 square feet of space.

As at December 31, 2015, we no longer operate in the U.S. or have any leased properties in the U.S.

Item 3.	LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of business.

On September 22, 2015, we commenced an action in the Supreme Court of British Columbia against Valeant for breach of contract, under the terms of the Valeant Agreement, with respect to failure to pay a $5.0 million Laser Earn-Out Payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the United States. Refer to Note 7(b) – Contingent Consideration – Related to the Sale of Visudyne for additional information.

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

	The Toronto Stock Exchange		The NASDAQ Stock Market
	High (CAD$)	Low (CAD$)	High (U.S.$)	Low (U.S.$)
2015

Fourth Quarter	$4.10	$3.42	$3.22	$2.56

Third Quarter	5.46	3.55	4.31	2.66

Second Quarter	5.40	4.30	4.39	3.57

First Quarter	5.66	4.77	4.56	3.80

2014

Fourth Quarter	$5.11	$3.91	$4.54	$3.35

Third Quarter	7.35	5.11	6.68	4.52

Second Quarter	7.11	5.19	6.65	4.69

First Quarter	7.90	5.71	7.10	5.08

The last reported sale price of the common shares on the TSX and on NASDAQ on February 18, 2016 was CAD $3.47 and U.S. $2.52, respectively.

As of February 18, 2016, there were 924 registered holders of our common shares, 795 of whom were residents of the U.S. Of the total 52,829,398 common shares outstanding, the portion held by registered holders resident in the U.S. was 40,631,094 or 76.9%.

Share Price Performance Graph

The graph below compares cumulative total shareholder return on the common shares of QLT for the last five fiscal years with the total cumulative return of the S&P/TSX Composite Index and the NASDAQ Biotechnology Index over the same period.

	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2015
QLT Total Return	100.00	98.23	107.23	143.84	103.56	68.69

S&P/TSX Composite Index	100.00	89.23	97.72	103.35	104.55	80.50

NASDAQ Biotechnology Index	100.00	112.09	148.78	247.01	331.99	371.06

The graph above assumes $100 invested on December 31, 2010 in common shares of QLT and in each index. The returns shown above are historical and not indicative of future price performance.

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

During the year ended December 31, 2015, there were no common share repurchases.

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

Under the Investment Act, a direct investment in common shares of the Company by a non-Canadian who is a WTO investor (as defined in the Investment Act) would be reviewable only if it were an investment to acquire control of the Company and the enterprise value of the Company was CAD$600 million or more. This threshold will increase to CAD$800 million on April 24, 2017 and to $1 billion on April 24, 2019. A different threshold applies to an acquisition by a state-owned enterprise (“SOE”). Currently, where the acquisition is by a SOE, the investment would be reviewable if the value of the Company’s assets was CAD$369 million or more. This threshold is expected to increase to CAD$375 million in the coming weeks and is subject to an annual adjustment on the basis of a prescribed formula in the Investment Act to reflect the change in Canada’s gross domestic product.

The Minister of Industry can, within a prescribed period, require the review of an investment by a non-Canadian (even one that does not amount to an acquisition of control, and/or does not meet the review thresholds set out above) on grounds of whether it is likely to be injurious to national security. Ultimately, the Cabinet can prohibit the completion of an investment, or require divestment of control of a completed investment, or impose terms and conditions on an investment where the investment is injurious to national security.

See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Canadian and U.S. Federal Income Tax Information for U.S. Residents – U.S. Federal Income Tax Information.

Item 6.	SELECTED FINANCIAL DATA

Annual Financial Data

The selected historical consolidated financial information presented below for each of the five years ended December 31, 2011 through to 2015, has been derived from our consolidated financial statements prepared in accordance with U.S. GAAP.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

(In thousands of U.S. dollars except per share information)

Year Ended December 31,	2015(1)	2014(2)	2013(3)	2012(4)	2011

Research and development expenses	$9,790	$13,803	$18,509	$24,578	$23,043

Loss from continuing operations	(23,009)	(4,005)	(25,838)	(42,264)	(31,379)

Net (loss) income	(23,009)	(4,071)	(24,871)	45,698	(30,416)

Basic and diluted net (loss) income per common share

Continuing operations	(0.44)	(0.08)	(0.51)	(0.84)	(0.63)

Discontinued operations	—	(0.00)	0.02	1.75	0.02

Net (loss) income per common share	$(0.44)	$(0.08)	$(0.49)	$0.91	$(0.61)

CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents(5)	$141,824	$155,908	$118,521	$307,384	$205,597

Total assets	145,166	160,371	163,867	401,218	344,544

Total shareholders’ equity	141,341	156,512	157,784	388,318	329,005

For all years presented there were no cash dividends per common share.

(1)

On September 15, 2015, the InSite Merger Agreement was terminated after InSite’s board of directors notified QLT that they had reviewed a second unsolicited offer from Sun Pharmaceuticals Industries Ltd. and determined that it was superior to the proposed InSite Merger with QLT. The Sun Proposal was an all-cash offer to acquire InSite for $0.35 per share of InSite common stock. As a result, InSite notified QLT that it was exercising its right to terminate the InSite Merger Agreement in order to enter into an agreement with Sun, and InSite paid QLT a termination fee of $2.7 million. During the year ended December 31, 2015, QLT incurred consulting and transaction fees of $9.4 million in connection with the pursuit of the InSite Merger and the strategic transactions as described above under Item 1. Business: Strategic Initiatives.

(2)

On October 8, 2014, the Auxilium Merger Agreement among QLT, Auxilium, HoldCo, and AcquireCo, terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had determined that the Endo Proposal was a superior proposal under the terms of the Auxilium Merger Agreement. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Auxilium Merger Agreement, on October 9, 2014 Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, we paid Credit Suisse a fee of $5.7 million in connection the termination of the Auxilium Merger Agreement. During the year ended December 31, 2014, QLT incurred consulting and transaction fees of $10.2 million in connection with our pursuit of the Auxilium Merger.

(3)

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology to Mati pursuant to an asset purchase agreement. During the year ended December 31, 2013, we recognized a $1.1 million gain within discontinued operations, which represented $1.2 million of sale proceeds net of the $0.2 million carrying value of certain equipment sold and a negligible amount of other transaction fees. See Note 7 – Contingent Consideration and Note 12 –Discontinued Operations in the Notes to the Consolidated Financial Statements.

(4)

On September 24, 2012, we completed the sale of our Visudyne business to Valeant pursuant to an asset purchase agreement. During the year ended December 31, 2012, we recognized a pre-tax gain of $101.4 million related to this transaction within discontinued operations. See Note 7 – Contingent Consideration and Note 12 –Discontinued Operations in the Notes to the Consolidated Financial Statements.

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

Quarterly Financial Data

Set out below is selected consolidated financial information for each of the fiscal quarters of 2015 and 2014.

(In thousands of U.S. dollars except per share information) Quarter Ended	December 31	September 30	June 30	March 31
2015(a)

Research and development expenses	$2,036	$2,142	$3,404	$2,208

Loss from continuing operations	(3,680)	(2,682)	(10,751)	(5,896)

Net loss	(3,680)	(2,682)	(10,751)	(5,896)

Basic and diluted net loss per common share(c)	$(0.06)	$(0.05)	$(0.21)	$(0.12)

2014(b)

Research and development expenses	$2,119	$2,792	$4,079	$4,813

Income (loss) from continuing operations	15,964	(4,926)	(8,581)	(6,462)

Net income (loss)	15,961	(4,932)	(8,638)	(6,462)

Basic and diluted net income (loss) per common share(c) (d)

Continuing operations	0.31	(0.10)	(0.17)	(0.13)

Discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) per common share	$0.31	$(0.10)	$(0.17)	$(0.13)

(a)

On September 15, 2015, the InSite Merger Agreement was terminated after InSite’s board of directors notified QLT that they had reviewed a second unsolicited offer from Sun Pharmaceuticals Industries Ltd. and determined that it was superior to the proposed InSite Merger with QLT. The Sun Proposal was an all-cash offer to acquire InSite for $0.35 per share of InSite common stock. Due to this change in recommendation by InSite’s board of directors and in accordance with the termination provisions of the InSite Merger Agreement, InSite paid QLT a termination fee of $2.7 million. During the year ended December 31, 2015, QLT incurred consulting and transaction fees of $9.4 million in connection with the pursuit of the InSite Merger and the strategic transactions as described above under Item 1. Business: Strategic Initiatives.

(b)

On October 8, 2014, the Auxilium Merger Agreement among QLT, Auxilium, HoldCo, and AcquireCo, terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had determined that the Endo Proposal was a superior proposal under the terms of the Auxilium Merger Agreement. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Auxilium Merger Agreement, on October 9, 2014 Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse, we paid Credit Suisse a fee of $5.7 million in connection the termination of the Auxilium Merger Agreement. During the year ended December 31, 2014, QLT incurred consulting and transaction fees of $10.2 million in connection with our pursuit of the Auxilium Merger.

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

The following information should be read in conjunction with the accompanying 2015 consolidated financial statements and notes thereto, which are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All of the following amounts are expressed in U.S. dollars unless otherwise indicated.

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

The following factors, among others, including those described under Item 1 A. Risk Factors in this Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our continued pursuit of strategic alternatives, or our decision to discontinue such pursuit, and the uncertainty of whether we will be successful in our efforts;

•	risks and uncertainties related to our decision, ability and timing to effect the Aralez Distribution and the associated tax consequences of the Aralez Distribution for the QLT shareholders;

•

the risk that the closing of the Private Placement contemplated under the Share Purchase and Registration Rights Agreement may not occur for any reason, including due to a condition of the closings not being satisfied;

•	our ability to retain or attract key employees and executives;

•

the anticipated timing, cost and progress of the development of our technology and clinical trials including the anticipated timing to commence and obtain results from the natural history study and pivotal clinical trials of QLT091001;

•

the anticipated timing of regulatory submissions for QLT091001, including the timing and outcome of our evaluation of a potential submission to the European Medicines Agency (“EMA”) for conditional approval;

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

•

receipt of the Laser Earn-Out Payment (as defined and described under Note 7 – Contingent Consideration of the audited consolidated financial statements for the year ended December 31, 2015), which is currently subject to a dispute with Valeant Pharmaceuticals International, Inc. (“Valeant”),

and receipt of all or part of the other contingent consideration pursuant to the asset purchase agreement with Valeant (the “Valeant Agreement”), which is based on future sales of Visudyne outside of the United States and sales attributable to any new indications for Visudyne approved by the U.S. Food and Drug Administration (“FDA”);

•

receipt of all or part of the contingent consideration pursuant to the asset purchase agreement with Mati Therapeutics, Inc. (“Mati”) related to Mati’s successful development and sales of products based on the punctal plug drug delivery technology (the “PPDS Technology”);

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

Business Overview

QLT is a biotechnology company dedicated to the development and commercialization of innovative ocular products that address the unmet medical needs of patients and clinicians worldwide. Our operations consist of clinical development programs focused on our synthetic retinoid, QLT091001, for the treatment of certain age-related and inherited retinal diseases caused by retinal pigment epithelium protein 65 (“RPE65”) and lecithin: retinol acyltransferase (“LRAT”) gene mutations. QLT091001 is an orally administered synthetic retinoid replacement for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle.

We are currently developing QLT091001 for the treatment of Inherited Retinal Disease caused by RPE65 and LRAT gene mutations (“Inherited Retinal Disease” or “IRD”), which indication includes Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). To date, we have completed an initial Phase Ib clinical proof of concept study, a follow-up retreatment study in LCA and RP patients with autosomal recessive mutations in RPE65 or LRAT (the “Retreatment Study”), and a Phase 1b study in 5 RP patients with autosomal dominant mutations in RPE65. We are continuing to advance our pivotal trial start-up activities with the goal of initiating a Phase III pivotal trial in the third quarter of 2016 for the treatment of Inherited Retinal Disease. In addition, we are concurrently exploring with the EMA the submission of a Marketing Authorization Application (“MAA”) in the second half of 2016 for the conditional approval of QLT091001, which would potentially accelerate its commercial availability as a treatment option. Refer to the Item 1 – Business – Our Products in Development for more information.

Our net loss for the year ended December 31, 2015 was $23.0 million compared to $4.1 million for the year ended December 31, 2014. The $18.9 million increase in net loss was primarily due to the receipt of a $28.4 million termination fee received on October 9, 2014, in connection with our pursuit of a strategic merger with Auxilium Pharmaceuticals, Inc. (see the Terminated Merger Transaction with Auxilium section below), as compared to a lower termination fee of $2.7 million received on September 15, 2015 in connection with our pursuit of a strategic merger with InSite Vision Incorporated (see the Terminated Merger Transaction with InSite section below). The variance between the termination fee received in each respective year was also partially offset by a general decline in operating expenses in 2015. As at December 31, 2015, our accumulated deficit was

$534.3 million. We have devoted a significant amount of resources to our research and development activities and we expect to continue to incur significant expenses, milestone payments and operating losses as we advance the clinical development of QLT091001. See the Contractual Obligations section below for more information.

Our operations and strategic activities are currently funded through cash on hand. As at December 31, 2015, we had $141.8 million of cash and cash equivalents, which are invested in highly liquid investments. On February 5, 2016, QLT completed $45.0 million cash investment in Aralez Pharmaceuticals, Inc. (“Aralez Canada”) in exchange for 7,200,000 of Aralez common shares (the “Aralez Shares”) at a price of US$6.25 per share. We intend to effect a special election distribution of the Aralez Shares to our shareholders by way of a reorganization of share capital pursuant to a Plan of Arrangement, payable, at the election of each such shareholder, in either Aralez Shares or cash, subject to possible pro-ration (the “Aralez Distribution”). Any cash to be distributed pursuant to the Aralez Distribution will be funded pursuant to the terms of the Backstop Agreement, as amended, described below.

Following the termination of the proposed InSite Merger and Auxilium Merger described below, we are continuing to identify, evaluate and review our strategic and business options in parallel with the ongoing development of our synthetic retinoid, QLT091001. We may incur significant expenses related to the pursuit of these strategic and business options.

Strategic Initiatives

2015

Terminated Merger Transaction with InSite

Following the 2014 termination of the Auxilium Merger Agreement (as described below), in 2015 we continued to review our strategic and business options. Greenhill & Co. LLC (“Greenhill”) was engaged as our financial advisor to aid in developing, exploring and providing advice with respect to such strategic and business alternatives. As a result of our review of strategic alternatives in 2015, we entered into the agreements described below.

On June 8, 2015, the Company entered into an Agreement and Plan of Merger (as amended and restated on July 16, 2015 and August 26, 2015 (the “InSite Merger Agreement”) among QLT, InSite Vision Incorporated, a Delaware corporation (“InSite”), and Isotope Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of QLT. Under the terms of the InSite Merger Agreement, InSite would have become an indirect wholly owned subsidiary of QLT, and InSite stockholders would have received QLT common shares based on an exchange ratio equal to 0.078 of a QLT common share per share of InSite common stock, subject to a collar mechanism (the “InSite Merger”).

On September 15, 2015, the InSite Merger Agreement was terminated after InSite notified QLT that its board of directors had determined, after consultation with its financial and legal advisors, that a second unsolicited offer (as amended, the “Sun Proposal”) from Sun Pharmaceuticals Industries Ltd. (“Sun”) was superior to the proposed InSite Merger with QLT. The Sun Proposal was an all-cash offer to acquire InSite for $0.35 per share of InSite common stock. As a result, InSite notified QLT that it was exercising its right to terminate the InSite Merger Agreement in order to enter into an agreement with Sun, and InSite paid QLT a termination fee of $2.7 million.

In conjunction with the entry into the InSite Merger Agreement, on June 8, 2015 we granted InSite a secured line of credit (the “Secured Note”) for up to $9.9 million to fund continuing operations through to the completion of the InSite Merger, subject to certain conditions and restrictions. The Secured Note bore interest at 12% per annum and was secured by a first priority security interest in substantially all of InSite’s assets. Upon termination of the InSite Merger Agreement, InSite’s repayment obligations under the Secured Note were accelerated and InSite paid QLT $5.8 million on September 15, 2015, which consisted of $5.7 million of principal and $0.1 million of accrued interest.

During the year ended December 31, 2015, QLT incurred consulting and transaction fees of $9.4 million in connection with the pursuit of the InSite Merger and the strategic transactions described below. These consulting and advisory fees have been reflected as part of Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive loss.

Following the termination of the InSite Merger Agreement, we are continuing to identify, evaluate and review our strategic and business options in parallel with the ongoing development of our synthetic retinoid, QLT091001.

Aralez Investment and Distribution

On December 7, 2015, we entered into an Amended and Restated Share Subscription Agreement (the “Amended and Restated Subscription Agreement”) with Tribute Pharmaceuticals Canada Inc. (“Tribute”), POZEN Inc. (“POZEN”), Aralez Pharmaceuticals plc, (formally known as Aguono Limited) (“Aralez Ireland”), Aralez Pharmaceuticals Inc. (“Aralez Canada”), Deerfield Private Design Fund II, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P. (together “Deerfield”), Broadfin Healthcare Master Fund, Ltd. (“Broadfin”) and JW Partners, LP, JW Opportunities Fund, LLC and J.W. Opportunities Master Fund, Ltd. (together the “JW Parties”) (QLT, Deerfield, Broadfin and the JW Parties are referred to herein collectively as the “Co-Investors”). The Amended and Restated Subscription Agreement amended and restated a share subscription agreement entered into on June 8, 2015 (the “Subscription Agreement”) among QLT, Tribute, POZEN, Aralez Ireland, the Co-Investors and certain other investors. Pursuant to the Amended and Restated Subscription Agreement, immediately prior to the consummation of the merger transactions contemplated by the merger agreement governing the business combination of Tribute and POZEN (the “Aralez Merger”) Tribute agreed to sell to QLT and the other Co-Investors $75.0 million of the common shares of Tribute (the “Tribute Shares”) in a private placement at a purchase price per share equal to: (a) the lesser of (i) US$7.20, and (ii) a five percent (5) discount off the five day volume weighted average price (“VWAP”) per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than US$6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. On consummation of the Aralez Merger, the Tribute Shares would be exchanged for common shares of Aralez Canada (the “Aralez Shares”).

On February 5, 2016, the Aralez Merger was consummated and QLT completed its investment of $45.0 million, receiving 7,200,000 Aralez Shares (representing 10.1% of the issued and outstanding Aralez Shares) at a price of US$6.25 per share. The Aralez Shares are listed on the NASDAQ and Toronto Stock Exchange.

We intend to effect a special election distribution of the Aralez Shares to our shareholders as part of a reorganization of our share capital (the “Share Reorganization”) pursuant to a court-approved statutory Plan of Arrangement under Section 288 of the Business Corporations Act (British Columbia) (the “Plan of Arrangement”), payable, at the election of each shareholder, in either Aralez Shares or cash, subject to possible pro-ration (the “Aralez Distribution”).

In connection with the Aralez Distribution, QLT entered into a share purchase agreement (the “Backstop Agreement”) on June 8, 2015, as amended on December 7, 2015, among QLT, Broadfin and the JW Parties, under which Broadfin and the JW Parties agreed to purchase up to $15.0 million of the Aralez Shares from the Company at US$6.25 per share so that QLT shareholders will be given the opportunity to elect to receive, in lieu of Aralez Shares, up to an aggregate of US$15.0 million in cash, subject to proration among the shareholders.

As a result, QLT shareholders as of February 16, 2016, the record date for the Aralez Distribution (the “Record Date”), will receive approximately 0.13629 of an Aralez Share for each QLT common share held based on the current number of issued and outstanding QLT common shares, subject to the cash election funded pursuant to the terms of the Backstop Agreement. The final amount of Aralez Shares (or cash in lieu) payable in respect of each QLT share will be based on the number of issued and outstanding QLT shares on the Record Date. In order to elect to receive cash in lieu of all or part of their entitlement to Aralez Shares, QLT shareholders must complete and return an election form which was mailed on February 22, 2016 to registered shareholders on the Record Date. The election form must be returned to QLT’s transfer agent, Computershare Investor Services Inc., on or before the deadline which will be set out in the election form.

The Share Reorganization requires the approval of our shareholders which will be sought at a special meeting (the “Special Meeting”) of shareholders scheduled to be held on March 18, 2016. If approved at the Special Meeting, the Share Reorganization is expected to permit QLT to make the Aralez Distribution to QLT shareholders in a tax efficient manner. If the Share Reorganization is not approved at the Special Meeting, the Board may implement the Aralez Distribution as a dividend in kind. The Aralez Distribution is anticipated to be completed on or around March 22, 2016. See Item 1. Business – Overview – Strategic Initiatives – 2015 for more information.

Private Placement

On June 8, 2015, QLT entered into a Share Purchase and Registration Rights Agreement (as amended, the “Share Purchase and Registration Rights Agreement”) with Broadfin, JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, LP (the “QLT Investors”). The Share Purchase and Registration Rights Agreement provides that, among other things, subject to the terms and conditions set forth therein, QLT will, following the completion of the Aralez Distribution, issue and sell to the QLT Investors a certain number of QLT common shares for an aggregate purchase price of $20.0 million (the “Private Placement”), reflecting a per share purchase price of $1.87. The closing of the share issuance contemplated by the Share Purchase and Registration Rights Agreement is subject to a number of conditions, some of which are outside of our control. Accordingly, there can be no guarantee that the transactions contemplated by such agreement will be consummated.

2014

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

On October 8, 2014, the Auxilium Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc (the “Endo Proposal”) to acquire all of the issued and outstanding shares of Auxilium and, after consulting with its financial advisors and legal advisors, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Auxilium Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), we paid Credit Suisse a breakup fee of $5.7 million (the “Breakup Fee”) in connection with the termination of the Auxilium Merger Agreement. Our financial advisory services agreement with Credit Suisse was subsequently terminated.

During the year ended December 31, 2014, QLT incurred $10.2 million of consulting and transaction fees in connection with our pursuit of the Auxilium Merger. The $10.2 million of consulting and transaction fees, which includes the $5.7 million Breakup Fee, are reflected as part of Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods presented. Significant estimates are used for, but not limited to, the fair value of contingent consideration, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, uncertain tax positions, tax assets, and tax liabilities. Actual results may differ from estimates made by management. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include those which follow:

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

As described under Note 7 – Contingent Consideration of the audited consolidated financial statements for the year ended December 31, 2015, we are currently in dispute with Valeant related to a $5.0 million earn-out milestone (the “Laser Earn-Out Payment”) which is payable to QLT under the terms of the Valeant Agreement. On December 15, 2015, QLT commenced an action against Valeant for breach of contract related to this matter. As at December 31, 2015, the Laser Earn-Out Payment is recorded in accounts receivable on our consolidated balance sheet at its estimated fair value of $2.0 million (2014 – $2.0 million) to reflect the collection risk associated with the Valeant dispute and litigation. During the year ended December 31, 2014, we recorded a $2.0 million decrease in the estimated fair value of the Laser Earn-Out Payment to account for the potential collection costs, increased uncertainty and assessed collection risk. In 2015 and 2014, the fair value of the Laser Earn-Out Payment was estimated using a probability weighted approach to examine the various possible outcomes with respect to the timing and amount, net of collection costs, that may be collected.

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

We use the Black-Scholes option pricing model to estimate the value of our stock option awards at each grant date. The Black-Scholes option pricing model was developed for use in estimating the value of such options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We project expected volatility and the expected life of such options based on historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates that coincide with the terms of our options.

For the year ended December 31, 2015, stock-based compensation expense of $2.1 million was expensed as follows: $1.2 million to research and development costs, and $0.9 million to selling, general and administrative costs. The weighted average assumptions used to value the options granted during 2015 included: volatility of 41.3%, a 6.8 year expected life, and a 1.4% risk-free interest rate.

For the year ended December 31, 2014, stock-based compensation expense of $1.4 million was expensed as follows: $0.8 million to research and development costs and $0.6 million to selling, general and administrative costs. The weighted average assumptions used to value the options granted during 2014 included: volatility of 42.4%, a 6.8 year expected life, and a 1.6% risk-free interest rate.

For the year ended December 31, 2013, stock-based compensation expense of $0.6 million was expensed as follows: $0.4 million to research and development costs and $0.2 million to selling, general and administrative costs. The weighted average assumptions used to value the options granted during 2013 included: volatility of 46.0%, a 6.5 year expected life, and a 2.0% risk-free interest rate.

Research and Development

Research and development (“R&D”) costs are expensed as incurred and consist of direct and indirect expenditures, including a reasonable allocation of overhead expenses to our various R&D programs. Overhead expenses generally consist of costs incurred to provide general and administrative support to the R&D programs, including costs associated with rent, facility maintenance, utilities, office services, information technology, legal, accounting and human resources. Significant judgment is required in selecting an appropriate methodology for the allocation of overhead expenses. Our overhead allocation methodology is based on our workforce composition. We determine the proportion of our workforce that is dedicated to R&D activities and allocate a proportionate amount of overhead expenses to R&D expense. We believe that this is a reasonable method of allocation based on the nature of our business and workforce. Changes in the composition of our workforce and the types of support activities are factors that may influence the allocation of our overhead expenses. Costs related to the acquisition of development rights, for which no alternative use exists, are classified as research and development and expensed as incurred. Patent application, filing and defense costs are also expensed as incurred.

Income Taxes

Income taxes are reported using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to: (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (ii) operating loss and tax credit carryforwards using applicable enacted tax rates. An increase or decrease in these tax rates will increase or decrease the carrying value of future net tax assets resulting in an increase or decrease to net income. Income tax credits, such as investment tax credits, are included as part of the provision for income taxes. Significant estimates are required in determining our provision for income taxes and uncertain tax positions. Some of these estimates are based on interpretations of existing tax laws or regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, results of tax audits by tax authorities, future levels of research and development spending, changes in estimates related to repatriation of undistributed earnings of foreign subsidiaries, and changes in overall levels of pre-tax earnings. The realization of our deferred tax assets is primarily dependent on whether we are able to generate sufficient capital gains and taxable income prior to expiration of any loss carry forward balance. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment including the long-range forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowances are made to earnings in the period when such assessments are made.

We record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. There is inherent uncertainty in quantifying income tax positions. We have recorded tax benefits for those tax positions where it is more likely than not that a tax benefit will result upon ultimate settlement with a tax authority that has all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will result, no tax benefit has been recognized in the financial statements. See Note 13 – Income Taxes in Notes to the Consolidated Financial Statements.

Recently Issued and Recently Adopted Accounting Standards

See Note 3 – Significant Accounting Policies in Notes to the Consolidated Financial Statements for a discussion of recently adopted and new accounting pronouncements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

The following table presents our net (losses) income for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(In thousands of U.S. dollars, except per share data)	2015	2014	2013
Net loss and comprehensive loss	$(23,009)	$(4,071)	$(24,871)

Basic and diluted net loss per common share	$(0.44)	$(0.08)	$(0.49)

Detailed discussion and analysis of our results of operations are as follows:

Expenses

Research and Development

During the year ended December 31, 2015, research and development (“R&D”) expenditures from continuing operations were $9.8 million compared to $13.8 million for the same period in 2014. The $4.0 million (29%) decrease was primarily due to higher costs incurred in 2014 related to certain toxicity studies, preparatory activities for the QLT091001 pivotal trial, our IDA study, and trailing costs from the Retreatment Study, which was substantially completed in 2013. The 2015 decline in R&D expenditures was also attributable to lower salary and overhead costs resulting from R&D headcount attrition, the foreign exchange impact of the weakening Canadian dollar, and downsizing of our lease space as described under the Contractual Obligations section below. These costs savings were partially offset by: (i) an increase in stock based compensation expense related to the June 7, 2015 accelerated vesting of all unvested stock options in connection with the proposed InSite Merger and strategic transactions described above, (ii) costs related to the transfer and outsourcing of our analytical and bio-analytical testing functions to certain contract research organizations, and (iii) costs related to the commencement of the natural history study during the second half of 2015.

During the year ended December 31, 2014, R&D expenditures from continuing operations were $13.8 million compared to $18.5 million for the same period in 2013. The $4.7 million (25%) decrease was primarily due to higher costs incurred in 2013 related to our Retreatment Study and savings realized in 2014 related to the continuing impact of our 2012 workforce reduction and other restructuring activities. These R&D expenditure decreases were partially offset by higher costs incurred in 2014 related to our preparatory activities for the QLT091001 pivotal trial, IDA study, and higher stock based compensation expense associated with certain stock options granted for incentive and retention purposes.

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

Trailing R&D expenditures related to our former Visudyne business and PPDS Technology are presented as discontinued operations on the Consolidated Statements of Operations and Comprehensive (Loss) Income. For additional discussion on these expenditures, refer to the Income from Discontinued Operations, Net of Income Taxes section below and Note 12 – Discontinued Operations in the Notes to the Consolidated Financial Statements for the year ended December 31, 2015.

Total cumulative costs incurred through December 31, 2015 related to QLT091001 were $118.0 million.

For a more detailed description of our QLT091001 development program, refer to the Our Products in Development section under Item 1 of Part I of this Report.

Selling, General and Administrative Expenses

During the year ended December 31, 2015, selling, general and administration (“SG&A”) expenses were $15.7 million compared to $16.8 million for the same period in 2014. The $1.1 million (7%) decrease was primarily due to a $1.2 million decrease in transaction and consulting fees related to our exploration and pursuit of certain strategic alternatives. During the year ended December 31, 2015, we incurred $9.4 million of transaction and consulting fees related to our pursuit of the InSite Merger and strategic transactions described above, compared to $10.2 million of similar fees incurred in 2014 related to our pursuit of the Auxilium Merger. In addition, during the year ended December 31, 2015, we incurred $0.2 million of general consulting fees related to our consideration of future strategic options, compared to $0.6 million of similar fees incurred in 2014. Furthermore, 2015 SG&A expense was positively impacted by a decrease in directors fees related to our October 2014 appointment of Dr. Geoffrey Cox as Interim Chief Executive Officer and a decrease in overall operating costs related to the downsizing of our lease space as well as the foreign exchange impact of the weakening Canadian dollar. These cost savings were substantially offset by higher stock based compensation expense associated with the June 7, 2015 accelerated vesting of all unvested stock options as described above and a decrease in the amount of overhead expenses allocated to our R&D programs due to R&D headcount attrition.

During the year ended December 31, 2014, SG&A expenses were $16.8 million compared to $7.0 million for the same period in 2013. The $9.8 million (141%) increase was primarily due to the following factors: $10.2 million of consulting and transaction fees related to the proposed Merger with Auxilium (see the Terminated Merger Transaction with Auxilium Pharmaceuticals, Inc. section above), general consulting fees incurred in connection with our review of other strategic alternatives, stock based compensation expense associated with certain stock options granted for incentive and retention purposes, and contractual severance benefits triggered by the November 26, 2014 resignation of QLT’s former Chief Financial Officer. These cost increases were partially offset by net overall savings realized in 2014 related to the continuing impact of our 2012 workforce reduction and other restructuring activities.

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

Depreciation

During the years ended December 31, 2015, 2014 and 2013, depreciation expense was $0.6 million, $0.9 million, and $1.0 million, respectively. The progressive decline in depreciation expense is primarily due to assets reaching the end of their useful lives.

Restructuring charges

During the year ended December 31, 2012, we restructured our operations to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. The cumulative cost of the restructuring, which was substantially complete in 2014, was $19.6 million. We did not incur restructuring expenses during the year ended December 31, 2015.

During the year ended December 31, 2014, we recorded a charge of $0.7 million related to certain severance and termination benefits paid to QLT’s former Senior Vice President, Business Development and Commercial Operations, whose employment terminated effective May 31, 2014.

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

Termination Fees

In connection with the termination of the InSite Merger Agreement on September 15, 2015, InSite paid QLT a $2.7 million termination fee.

In connection with the termination of the Auxilium Merger Agreement on October 9, 2014, Auxilium paid QLT a $28.4 million termination fee.

Other (Expense) Income

Net Foreign Exchange Losses

For the years ended December 31, 2015, 2014 and 2013, net foreign exchange gains (losses) represent the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See the Liquidity and Capital Resources: Interest and Foreign Exchange Rates section below.

Interest Income

During the years ended December 31, 2015, 2014 and 2013, interest income was $0.3 million, $0.1 million, and $0.2 million respectively. Interest income in 2015 includes $0.1 million of interest earned on the Secured Note granted to InSite in connection with the proposed InSite Merger described under the Strategic Initiatives – Terminated Merger Transaction with InSite section above.

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

No fair value changes were recorded in 2015 given that the remaining contingent consideration owing from our previous sale of QLT USA and Eligard to TOLMAR Holding, Inc. (“Eligard Contingent Consideration”) was collected in full by the end of 2014.

During the year ended December 31, 2014, we recorded a net fair value loss of $0.5 million, which consisted of a $1.5 million fair value gain related to our Eligard Contingent Consideration offset by a $2.0 million fair value decrease recorded for the Laser Earn-Out Payment to account for the increased uncertainty, collection risk associated with the passage of time and potential collection costs.

During the year ended December 31, 2013, we recorded a net fair value gain of $2.9 million, which consisted of a $4.1 million fair value gain related to our Eligard Contingent Consideration offset by (i) a $0.8 million decrease in the estimated fair value of Laser Earn-Out Payment to reflect our assessment of collection risk at that time, and (ii) a net $0.5 million decrease in the estimated fair value of our contingent consideration related to a revision in our estimate of potential future net royalties owing from Visudyne sales.

Income from Discontinued Operations, Net of Income Taxes

In accordance with the accounting standard for discontinued operations, the results of operations related to our former PPDS Technology and Visudyne business have been excluded from continuing operations and reported as discontinued operations for all periods presented.

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

Income Taxes

During the year ended December 31, 2015, the provision for income taxes from continuing operations was insignificant and primarily relates to the accrual of interest on uncertain tax provisions.

During the year ended December 31, 2014, the $0.2 million income tax recovery from continuing operations primarily relates to a $0.4 million reversal of interest accrued on uncertain tax positions which decreased in 2014 due to the expiration of the statute of limitations. This recovery was partially offset by the tax impact of gains from fair value changes in our previous Eligard related contingent consideration asset balance and interest accrued on remaining uncertain tax positions.

During the year ended December 31, 2013, the provision for income taxes related to continuing operations was $0.6 million. The provision primarily relates to the 2013 gain on the fair value change of our previous Eligard related contingent consideration. In addition, the provision also reflected our position of having insufficient evidence to support current or future realization of the tax benefits associated with our development expenditures.

The 2015, 2014 and 2013 provisions for income taxes also reflect that we had insufficient evidence to support the current or future realization of the tax benefits associated with our development expenditures.

During the years ended December 31, 2015 and 2014, the provisions for income taxes related to discontinued operations were nil. During the year ended December 31, 2013, the provision for income taxes related to discontinued operations was $0.2 million. The provision primarily relates to the drawdown of a prepaid tax asset that was recorded in a prior year in connection with the intercompany transfer of certain intellectual property and the subsequent sale of such technology to Mati in April 2013. The provision also reflects our position of having insufficient evidence to support current or future realization of the tax benefits associated with expenditures related to our discontinued operations.

As at December 31, 2015, prior to the deferred income tax asset offset described below, our provision for uncertain tax positions (“UTP Provision”) was $7.3 million (December 31, 2014 – $5.6 million). Approximately $5.5 million of this UTP Provision as at December 31, 2015 relates to tax filing positions taken on certain transaction costs incurred in 2015 and 2014, $1.4 million relates to uncertain tax positions that are currently under audit examination and the remaining balance relates to other tax positions on uncertain tax matters from prior years. Given that we have sufficient tax deferred tax assets to shelter these potential liabilities, approximately $6.9 million (December 31, 2014 – $5.2 million) of the UTP Provision has been offset on the consolidated balance sheet in accordance with ASU No. 2013-11 – Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which was adopted prospectively effective January 1, 2014. The remaining net UTP Provision of $0.3 million as at December 31, 2015 (December 31, 2014 – $0.4 million) is reflected on consolidated balance sheet and is expected to decrease in 2016 upon the expiration of the statute of limitations applicable to certain tax positions taken on uncertain tax matters in prior years.

As at December 31, 2015 and 2014, our respective net deferred tax assets were nil given that we had a full valuation allowance applied against these specific tax assets. The valuation allowance is reviewed periodically and if management’s assessment of the “more likely than not” criterion for accounting purposes changes, the valuation allowance is adjusted accordingly. See Note 13 – Income Taxes in Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As at December 31, 2015, our cash resources, working capital, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, change of control obligations and future consulting and advisory fees we may incur in connection with the exploration of strategic alternatives.

On February 5, 2016, our cash and cash equivalents decreased by $45.0 million in connection with our investment in Aralez. We intend to effect a special distribution on or around March 22, 2016 of the Aralez Shares to our shareholders as part of a Share Reorganization pursuant to a court-approved statutory Plan of Arrangement. The special distribution will be payable, at the election of each shareholder, in either Aralez Shares or cash, subject to proration as may be necessary to reflect a maximum cash component of $15.0 million. The entitlement of a QLT shareholder to a portion of the Aralez Shares (or cash in lieu therefore, subject to proration) is 0.13629 per QLT common share held, based on the 7,200,000 Aralez Shares acquired divided by the 52,829,398 QLT shares outstanding on the February 16, 2016 record date for the special distribution. For more information, refer to the Strategic Initiatives – Aralez Investment and Distribution section above.

Additional factors that may affect our future capital availability or requirements may include: expenses incurred in connection with the exploration, pursuit and completion of future financial and/or strategic alternatives; return of capital to shareholders, including any future distributions and/or share repurchases; potential legal costs related to the litigation and dispute with Valeant regarding the Laser Earn-Out Payment; the status of competitors and their intellectual property rights; levels of future sales of Visudyne and the receipt of certain future contingent consideration under the Valeant Agreement; levels of any future payments related to the PPDS Technology we sold under the 2012 asset purchase agreement with Mati; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to the commercialization of our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

There is no guarantee that our future liquidity and capital resources will be sufficient to service our operating needs and financial obligations. In this event, our business could be materially and adversely affected and the Company would be required to seek other financing alternatives.

Sources and Uses of Cash

We currently do not generate any revenue from product sales. We fund operations, product development and capital expenditures through existing cash resources.

Cash (Used in) Provided by Operating Activities

During the year ended December 31, 2015, cash used by operating activities was $19.4 million compared to $0.5 million of cash provided by operating activities in the same period in 2014. The $19.9 million decrease in operating cash flows was primarily attributable to the following:

•

A $25.7 million negative cash flow variance related to a $28.4 million termination fee received in 2014 related to the proposed Auxilium Merger as compared to the $2.7 million termination received in 2015 related to the proposed InSite Merger (refer to the Strategic Initiatives – Termination Merger Transaction with InSite and Terminated Merger Transaction with Auxilium Pharmaceuticals, Inc. sections above for more information);

•	A negative operating cash flow variance of $1.5 million related to the portion of the Eligard Contingent Consideration that was received in 2014 and recognized as part of cash used in operations.

•

A positive cash flow variance of $5.0 million resulting from: (i) lower salary costs related to changes in the R&D and SG&A head count, lower lease costs and the foreign exchange impact of the weakening Canadian dollar, and (ii) higher cash outlays in the prior year related to the following 2014 research and development activities: toxicity studies, preparatory activities for the QLT091001 pivotal trial and trailing costs from our Retreatment Study. These positive cash flow variances were partially offset by increased cash outlays in 2015 related to: (i) the transfer and outsourcing of our analytical and bio-analytical testing functions to certain contract research organizations and (ii) spending related to the commencement of our natural history study.

•

A positive cash flow variance of $1.5 million due to lower consulting and advisory fees paid during the year ended December 31, 2015 as compared to the same period in 2014. During the year ended December 31, 2015, we paid $8.7 million of transaction and consulting fees related to our exploration and pursuit of the InSite Merger and the strategic transactions described above. In comparison, during the year ended December 31, 2014, we paid $10.2 million of transaction and consulting fees related to our pursuit of the Auxilium Merger.

•	A $0.9 million positive cash flow variance associated with restructuring charges paid out in 2014 for accrued severance and termination benefits.

During the year ended December 31, 2014, cash provided by operating activities was $0.5 million compared to $25.8 million of cash used in the same period in 2013. The $26.3 million increase in operating cash flows was primarily attributable to the following factors:

•	A positive cash flow variance related to the $28.4 million termination fee received in connection with the proposed Auxilium Merger.

•	A positive cash flow variance of $2.9 million from lower spending on restructuring costs;

•	A positive operating cash flow variance from $8.8 million of lower operational spending associated with our 2012 restructuring initiatives;

•	A negative cash flow variance of $10.2 million associated with consulting and transaction fees paid in 2014 in connection with the proposed Auxilium Merger;

•	A negative operating cash flow variance related to the fair value change in contingent consideration of $2.6 million;

•	A negative operating cash flow variance of $0.6 million related to the reversal of certain liabilities recorded for uncertain tax positions; and

•	A negative operating cash flow variance from other income items of $0.4 million.

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

Cash Provided by Investing Activities

During the year ended December 31, 2015, cash flows provided by investing activities was insignificant.

During the year ended December 31, 2014, cash flows provided by investing activities primarily consisted of $36.6 million of Eligard Contingent Consideration received and $0.1 million of net proceeds related to the sale of certain property, plant and equipment.

During the year ended December 31, 2013, cash flows provided by investing activities consisted of $34.6 million of Eligard Contingent Consideration and $8.5 million of proceeds from the sale of discontinued operations, which includes: (i) $7.5 million of proceeds released from escrow in connection with our former 2012 sale of Visudyne; (ii) $0.8 million of proceeds related to the sale of our PPDS Technology; and (iii) $0.2 million of proceeds from the sale of certain assets and property, plant and equipment, that was previously designated as held for sale. These cash inflows were partially offset by $0.2 million of capital expenditures.

Cash Provided By (Used in) Financing Activities

During the year ended December 31, 2015, cash flows provided by financing activities consisted of $5.5 million of proceeds received in connection with the issuance of common shares for stock options exercised.

During the year ended December 31, 2014, cash flows provided by financing activities consisted of $0.5 million of proceeds received in connection with the issuance of common shares for stock options exercised.

During the year ended December 31, 2013, cash flows used in financing activities included the $200.0 million cash distribution to shareholders and $14.1 million of cash used to repurchase common shares, including repurchase costs (refer to Note 10 – Share Capital of the consolidated financial statements for more information). These cash outflows were partially offset by $8.3 million of cash received for the issuance of common shares related to the exercise of stock options.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At December 31, 2015, we had $141.8 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 8 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at December 31, 2015, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At December 31, 2015 and 2014, we had no outstanding forward foreign currency contracts.

Contractual Obligations

In the normal course of business, we enter into purchase commitments related to daily operations. We have entered into certain lease agreements for office space and photocopiers with the following minimum annual commitment:

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands of U.S. dollars)

Operating Leases	132	132	—	—	—

Total	$132	$132	$—	$—	$—

(1)	The following contractual obligations have been excluded from the table above due to the reasons stated below:

(i)	Uncertain Tax Positions

As disclosed under Note 13 – Income Taxes in the consolidated financial statements for the year ended December 31, 2015, we have identified certain potential long-term liabilities associated with uncertain tax positions. Given that we are unable to reasonably or reliably estimate the timing of these future payments, if any, due to uncertainties about the timing and/or future outcomes of tax audits that may arise, these uncertain tax liabilities have been excluded from the table above.

(ii)	Purchase Orders

As at December 31, 2015, we have certain open purchase orders related to potential and/or expected future expenditures. The total $2.5 million value of these purchase orders is not currently reflected on our Consolidated Balance Sheet and has been excluded from the table above given that the amounts are not fixed contractual obligations and would only give rise to liabilities to the extent that goods and services are provided to QLT. In addition, all of our material research contracts with third-parties have normal course termination and cancellation provisions. These purchase orders reflect estimated future expenditures based on existing arrangements and do not reflect any future modifications to, or terminations of, existing contracts or potential new contracts. Approximately $2.1 million of our open purchase orders consists of expected expenditures related to ongoing research contracts with third-party organizations and $0.4 million relates to expected general and administrative expenses that are in the normal course of business.

(iii)	Contract Research Organization (“CRO”) Agreement

On October 9, 2015, we engaged a CRO to provide research and project management services (the “Services”) in connection with the execution of our future Phase III pivotal trial. The estimated amount of Services is excluded from the table above given that Services have not yet been performed as at the December 31, 2015 balance sheet date and they would only give rise to liabilities to the extent that Services are provided to QLT and pass through expenses are incurred. The agreement with our selected CRO contains normal course termination and cancellation provisions. In the event of cancellation of this agreement, QLT would be obligated to pay for all direct fees, pass through costs, and services performed or incurred through the termination date. In addition, QLT would be required to reimburse the CRO for all future non-cancelable obligations to third parties, where such obligations were created in connection with services authorized by QLT.

(iv)	Milestone Obligations

We have also committed to make potential future milestone payments to certain third parties as part of our licensing, development, and purchase agreements. Payments under these arrangements are generally contingent and payable upon achievement of certain developmental, regulatory or commercial milestones. As at December 31, 2015, none of these payments have been triggered by the specified developmental, regulatory or commercial milestones. For more information refer to Note 16 – Contingencies, Commitments and Guarantees – Milestone and Royalty Obligations in the Consolidated Financial Statements for the year ended December 31, 2015 and Item 1. Business – Our Products in Development, QLT091001- Synthetic Retinoid Program of this Report on Form 10-K.

As described under the Business Overview section above, we are currently progressing pivotal trial start-up activities with the goal of initiating our Phase III pivotal trial in the third quarter of 2016 and we are currently exploring with the EMA the submission of a MAA in the second half of 2016 for the conditional approval of QLT091001. If we are successful in initiating our Phase III pivotal trial and completing our submission of the MAA, we expect that the $2.5 million of milestone payments will become due and payable during 2016 to Retinagenix pursuant to terms of our co-development agreement with Retinagenix.

(v)

On February 5, 2016 we paid Greenhill a $4.0 million advisory fee pursuant to the terms of our financial advisory services agreement with Greenhill dated December 4, 2014 (as amended, the “Greenhill Agreement”). The recognition and payment of the advisory fee was both contingent upon the satisfaction of various terms and conditions, which were met on February 5, 2016, and subject to the outcome of certain external factors and uncertainties, which were settled by February 5, 2016 but were beyond the Company’s control.

Off-Balance Sheet Arrangements

In connection with the sale of assets and businesses, we provide indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, manufacturing, supply, distribution and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2015, no amounts have been accrued in connection with such indemnities.

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

U.S. Federal Income Tax Information

Special U.S. federal income tax rules apply to “U.S. Holders” (as defined below) of stock of a “passive foreign investment company” (a “PFIC”). As previously disclosed, the Company believes, but cannot offer any assurance, that it was classified as a PFIC for one or more taxable years prior to 2000, and that it was not a PFIC during any of the taxable years from the taxable year ended December 31, 2000 through the taxable year ended December 31, 2007. The Company further believes that it was a PFIC for the taxable years ended December 31, 2008 through 2015, which significantly impacts the U.S. federal income tax consequences to U.S. Holders. The Company is uncertain regarding its potential PFIC status for the taxable year ending December 31, 2016. The Company’s actual PFIC status for a given taxable year will not be determinable until the close of such year and, accordingly, no assurances can be given regarding the Company’s PFIC status in 2016 or any future year. See further discussion of the PFIC rules below. In addition, the following assumes that the common shares are held as a capital asset within the meaning of Section 1221 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company believes that it may be deemed a PFIC for 2008 through 2015. Please be aware that the Company’s status as a PFIC can have significant adverse tax consequences for U.S. Holders.

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

Deemed Sale Election. If the Company is a PFIC for any year during which a U.S. Holder holds common shares, but the Company ceases in a subsequent year to be a PFIC (which could occur, for example, if the Company were a PFIC for 2015 but is not a PFIC for 2016), then a U.S. Holder can make a “purging” election, in the form of a deemed sale election, for such subsequent year in order to avoid the adverse PFIC tax treatment described above that would otherwise continue to apply because of the Company having previously been a PFIC. If such election is timely made, the U.S. Holder would be deemed to have sold the common shares held by the holder at their fair market value, and any gain from such deemed sale would be taxed as an excess distribution (as described above). The basis of the common shares would be increased by the gain recognized, and a new holding period would begin for the common shares for purposes of the PFIC rules. The U.S. Holder would not recognize any loss incurred on the deemed sale, and such a loss would not result in a reduction in basis of the common shares. After the deemed sale election, the U.S. Holder’s common shares with respect to which the deemed sale election was made would not be treated as shares in a PFIC, unless the Company subsequently becomes a PFIC. A U.S. Holder may also be able to make a deemed sale election with respect to the Company’s subsidiaries that are PFICs, if any. The rules regarding deemed sale elections are very complex. U.S. Holders are strongly urged to consult their tax advisors about the deemed sale election with regard to the Company and any subsidiaries.

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

Outstanding Share Data

Under the amended and restated QLT 2000 Incentive Stock Plan (the “Plan”), the maximum number of common shares, without par value, that are allotted for stock option and restricted stock unit grants under the Plan is 11,800,000. As at December 31, 2015, there are 3,007,042 remaining common shares available for future grants under the Plan.

As of February 18, 2016, there were 52,829,398 common shares issued and outstanding, which totaled $475.3 million in share capital. As of February 18, 2016, we had 428,152 stock options outstanding of which 428,152 were exercisable at a weighted average exercise price of CAD $5.07 per share. Each stock option is exercisable for one common share. As of February 18, 2016, we had nil RSU’s outstanding and 154,000 deferred stock units outstanding of which 143,306 are vested. The cash value of the deferred stock units outstanding as at February 18, 2016 is $0.4 million.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Interest and Foreign Exchange Rates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” which is incorporated by reference herein.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QLT Inc.

We have audited the accompanying consolidated balance sheets of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the index under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of QLT Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE LLP

Chartered Professional Accountants

Vancouver, BC

February 25, 2016

CONSOLIDATED BALANCE SHEETS

As at December 31,	2015	2014
(In thousands of U.S. dollars)

ASSETS

Current assets

Cash and cash equivalents	$141,824	$155,908

Accounts receivable, net of allowances for doubtful accounts	287	363

Income taxes receivable	14	47

Prepaid and other	611	1,053

Total current assets	142,736	157,371

Accounts receivable – non-current (Note 7(b))	2,000	2,000

Property, plant and equipment (Note 8)	430	1,000

Total assets	$145,166	$160,371

LIABILITIES

Current liabilities

Accounts payable	$1,656	$1,943

Accrued liabilities (Note 9)	1,827	1,528

Total current liabilities	3,483	3,471

Uncertain tax position liabilities, net (Note 13)	342	388

Total liabilities	3,825	3,859

SHAREHOLDERS’ EQUITY

Share capital (Note 10)

Authorized

500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series

Issued and outstanding

Common shares	$475,333	$467,034

December 31, 2015 – 52,829,398 shares

December 31, 2014 – 51,199,922 shares

Additional paid-in capital	97,377	97,838

Accumulated deficit	(534,338)	(511,329)

Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	141,341	156,512

Total shareholders’ equity and liabilities	$145,166	$160,371

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Year ended December 31,	2015	2014	2013
(In thousands of U.S. dollars except share and per share information)

Expenses

Research and development	$9,790	$13,803	$18,509

Selling, general and administrative (Note 4, 5)	15,646	16,791	6,986

Depreciation	576	891	964

Restructuring charges (Note 11)	—	744	2,031

Termination Fee (Note 4, 5)	(2,667)	(28,400)	—

	23,345	3,829	28,490

Operating loss	(23,345)	(3,829)	(28,490)

Other income (expense)

Net foreign exchange gains (losses)	32	(62)	(32)

Interest income	277	113	211

Fair value change in contingent consideration (Notes 7, 14)	—	(534)	2,865

Other gains	49	115	207

	358	(368)	3,251

Loss from continuing operations before income taxes	(22,987)	(4,197)	(25,239)

(Provision for) recovery of income taxes (Note 13)	(22)	192	(599)

Loss from continuing operations	(23,009)	(4,005)	(25,838)

(Loss) income from discontinued operations, net of income taxes (Note 12)	—	(66)	967

Net loss and comprehensive loss	$(23,009)	$(4,071)	$(24,871)

Basic and diluted net (loss) income per common share (Note 15)

Continuing operations	$(0.44)	$(0.08)	$(0.51)

Discontinued operations	—	(0.00)	0.02

Net loss per common share	$(0.44)	$(0.08)	$(0.49)

Weighted average number of common shares outstanding (thousands)

Basic and diluted	52,169	51,126	50,909

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2015	2014	2013
(In thousands of U.S. dollars)

Cash (used in) provided by operating activities

Net loss and comprehensive loss	$(23,009)	$(4,071)	$(24,871)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	576	891	964

Stock-based compensation and restricted stock based compensation	2,330	1,453	599

Unrealized foreign exchange (gains) losses	(120)	75	254

Deferred income taxes (Note 13)	18	(177)	730

Impairment of long-lived assets	11	—	64

Recovery on assets held for sale	—	—	(153)

Gain on sale of discontinued operations (Note 12)	—	—	(1,053)

Gain on sale of long-lived assets	(36)	—	(221)

Fair value change in contingent consideration (Notes 7, 14)	—	2,000	1,273

Changes in non-cash operating assets and liabilities

Accounts receivable	10	73	2,306

Prepaid and other assets	442	810	(421)

Accounts payable	(184)	(607)	(2,916)

Income taxes receivable / payable	33	30	478

Accrued liabilities	570	108	(1,047)

Accrued restructuring	—	(130)	(1,803)

	(19,359)	455	(25,817)

Cash provided by investing activities

Net proceeds from sale of long-lived assets	43	115	102

Net proceeds from sale of discontinued operations (Note 12)	—	—	8,486

Purchase of property, plant and equipment	(9)	(25)	(223)

Proceeds from contingent consideration (Notes 7, 14)	—	36,582	34,599

Other	—	—	66

	34	36,672	43,030

Cash provided by (used in) financing activities

Common shares repurchased, including fees	—	—	(14,079)

Cash distribution paid to common shareholders (Note 10(b))	—	—	(200,000)

Issuance of common shares	5,508	509	8,317

	5,508	509	(205,762)

Effect of exchange rate changes on cash and cash equivalents	(267)	(249)	(314)

Net (decrease) increase in cash and cash equivalents	(14,084)	37,387	(188,863)

Cash and cash equivalents, beginning of year	155,908	118,521	307,384

Cash and cash equivalents, end of year	$141,824	$155,908	$118,521

Supplementary cash flow information:
Income taxes paid	$—	$—	$—

See the accompanying Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(All amounts except share and per share information are expressed in thousands of U.S. dollars)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(1)	Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at December 31, 2012	51,589,405	$471,712	$296,024	$(482,387)	$102,969	$388,318

Exercise of stock options, for cash, at prices ranging from CAD $2.44 to CAD $7.23 per share	1,183,952	9,978	(2,761)			7,217

Stock-based compensation			567			567

Restricted stock compensation			32			32

Common share repurchase (Note 10(c))	(1,691,479)	(15,461)	1,982			(13,479)

Cash distribution to common shareholders at $3.92 per share (Note 10(b))			(200,000)			(200,000)

Net loss and comprehensive loss				(24,871)		(24,871)

Balance at December 31, 2013	51,081,878	$466,229	$95,844	$(507,258)	$102,969	$157,784

Exercise of stock options, for cash, at prices ranging from CAD $4.54 to CAD $5.38 per share	104,044	750	(241)			509

Shares isssued in connection with RSUs vested (Note 10(f))	14,000	55	(55)			—

Uncertain tax position liability recovery (Note 13)			837			837

Stock-based compensation			1,394			1,394

Restricted stock compensation			59			59

Net loss and comprehensive loss				(4,071)		(4,071)

Balance at December 31, 2014	51,199,922	$467,034	$97,838	$(511,329)	$102,969	$156,512

Exercise of stock options, for cash, at prices ranging from CAD $4.08 to CAD $4.54 per share	1,565,476	8,077	(2,569)			5,508

Shares issued in connection with RSUs vested (Note 10(f))	64,000	222	(222)			—

Stock-based compensation			2,132			2,132

Restricted stock compensation			198			198

Net loss and comprehensive loss				(23,009)		(23,009)

Balance at December 31, 2015	52,829,398	$475,333	$97,377	$(534,338)	$102,969	$141,341

(1)

At December 31, 2015, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar. See Note 3 – Significant Accounting Policies.

See the accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Throughout these Notes to the Consolidated Financial Statements of QLT Inc. and its subsidiaries, the words “we,” “us,” “our,” “the Company” and “QLT” refer to QLT Inc. and its wholly owned subsidiaries, unless otherwise stated.

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

In management’s opinion, the audited consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position of QLT as at December 31, 2015 and the result of operations and cash flows for all periods presented.

2.	PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

3.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates include, but are not limited to, accounts receivable valuation provisions, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, uncertain tax positions, tax assets and tax liabilities. Actual results may differ from estimates made by management.

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

Discontinued Operations and Assets Held for Sale

We consider assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale. Upon designation as held for sale, the carrying value of the assets is recorded at the lower of their carrying value and their estimated fair value. In addition, we cease to record depreciation or amortization expense at that time.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with insignificant interest rate risk and original maturities of three months or less from the date of purchase. Cash and cash equivalents and restricted cash are considered available-for-sale. They are recorded at fair value and include any unrealized holding gains and losses.

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

We evaluate our long-lived assets annually for potential impairment at year end. However, whenever specific events or changes in circumstances suggest that the carrying amount of an asset or group of assets is not recoverable, we will perform these evaluations more frequently. An estimate of undiscounted future cash flows generated by the long-lived asset is compared to its carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying value of the assets, the assets are written-down to their estimated fair values.

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

The Company has a Directors’ Deferred Share Unit Plan (“DDSU Plan”) for our directors. Given that vested Deferred Share Units (“DSUs”) are convertible to cash only, we recognize compensation expense for DSUs based on the market price of the Company’s stock. We also record an accrued liability to recognize the expected financial obligation related to the future settlement of these DSUs as they vest. Each reporting period, the expected obligation is revalued for changes in the market value of QLT’s common shares.

The Company may issue Restricted Stock Units (“RSUs”) to its directors as consideration for their provision of future services. Restricted stock-based compensation expense is measured based on the fair value market price of QLT’s common shares on the grant date and is recognized over the requisite service period, which coincides with the vesting period. RSUs can only be exchanged and settled for QLT’s common shares, on a one-to-one basis, upon vesting.

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

Contingent Consideration

Where contingent consideration asset balances arise, they are measured at fair value, and are revalued at the end of each reporting period. Resulting changes in fair value are reported in continuing operations on the consolidated statement of operations and comprehensive (loss) income. See Note 7 – Contingent Consideration and Note 14 – Financial Instruments and Concentration of Credit Risk for more information on our historic contingent consideration asset balances.

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

Recently Adopted Accounting Pronouncements

On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17 – Simplifying Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent on the balance sheet. ASU No. 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current, or noncurrent, on the balance sheet. Under ASU No. 2015-17, netting of DTAs and DTLs by tax jurisdiction is still required. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, however, early adoption is permitted. The adoption of this standard in the fourth quarter of 2015 did not have a significant impact on the presentation of QLT’s balance sheet.

On June 15, 2015, the FASB issued ASU No. 2015-10 – Technical Corrections and Improvements, which makes certain technical corrections (i.e. minor clarifications and improvements) to the FASB’s ASC. Under ASU No. 2015-10, amendments requiring transition guidance are effective for fiscal years, and interim periods, beginning after December 15, 2015. All other amendments became effective on June 15, 2015. The adoption of this standard in the second quarter of 2015 did not have a significant impact on the Company’s financial position or results of operations.

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

On August 12, 2015, the FASB issued ASU No. 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of its revenue standard, ASU No. 2014-09 –Revenue from Contracts with Customers. Under ASU No. 2015-14, the effective date of ASU No. 2014-09 was deferred by one year, and is now effective for public entities with reporting periods beginning after December 15, 2017. As at the date of this assessment, ASU No. 2014-09 is not expected to impact QLT’s consolidated financial statements.

On April 15, 2015, the FASB issued ASU No. 2015-05 – Customers’ Accounting for Cloud Computing Costs. Under the new guidance, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses are accounted for under ASC No. 350-40 –Intangibles – Goodwill and Other. An arrangement would contain a software license element if both of the following criteria are met: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party, unrelated to the vendor, to host the software. If the arrangement does not meet both criteria, it is considered a service contract, and does not constitute a purchase of a software license. ASU No. 2015-05 is effective for annual periods, and interim periods, beginning after December 15, 2015. As at the date of this assessment, ASU No. 2015-03 is not expected to impact QLT’s consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs. The new guidance changes the presentation of debt issuance costs in financial statements. Under ASU No. 2015-03, entities will be required to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU No. 2015-03 is effective for fiscal years, and interim periods, beginning after December 15, 2015. Management is currently assessing the impact of ASU No. 2015-03 on the presentation of the Company’s consolidated financial statements.

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

On October 8, 2014, the Auxilium Merger Agreement terminated after Auxilium delivered a notice of termination to QLT informing QLT that Auxilium’s board of directors had reviewed an offer from Endo International plc (the “Endo Proposal”) to acquire all of the issued and outstanding shares of Auxilium and, after consulting with its financial advisors and legal advisors, determined that the Endo Proposal was superior to the proposed merger with QLT. Due to this change in recommendation by Auxilium’s board of directors and in accordance with the termination provisions of the Auxilium Merger Agreement, on October 9, 2014, Auxilium paid QLT a termination fee of $28.4 million. On October 22, 2014, pursuant to the terms of our financial advisory services agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), we paid Credit Suisse a breakup fee of $5.7 million (the “Breakup Fee”) in connection with the termination of the Auxilium Merger Agreement. Our financial advisory services agreement with Credit Suisse was subsequently terminated.

During the year ended December 31, 2014, QLT incurred $10.2 million of consulting and transaction fees in connection with our pursuit of the Auxilium Merger. The $10.2 million of consulting and transaction fees, which includes the $5.7 million Breakup Fee, has been reflected as part of Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

5.	TERMINATED MERGER TRANSACTION WITH INSITE

Following the termination of the Auxilium Merger Agreement (as described under Note 4 – Terminated Merger Transaction with Auxilium), we continued to review our strategic and business options. Greenhill & Co. LLC (“Greenhill”) was engaged as our financial advisor to aid in developing, exploring and providing advice with respect to such strategic and business alternatives. As a result of our review of strategic alternatives in 2015, we entered into the agreements described below.

On June 8, 2015, the Company entered into an Agreement and Plan of Merger (as amended and restated on July 16, 2015 and August 26, 2015) (the “InSite Merger Agreement”) among QLT, InSite Vision Incorporated, a Delaware corporation (“InSite”), and Isotope Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of QLT. Under the terms of the InSite Merger Agreement, InSite would have become an indirect wholly owned subsidiary of QLT, and InSite stockholders would have received QLT common shares based on an exchange ratio equal to 0.078 of a QLT common share per share of InSite common stock, subject to a collar mechanism (the “InSite Merger”).

On September 15, 2015, the InSite Merger Agreement was terminated after InSite notified QLT that its board of directors had determined, after consultation with its financial and legal advisors, that a second unsolicited offer (as amended, the “Sun Proposal”) from Sun Pharmaceuticals Industries Ltd. (“Sun”) was superior to the proposed InSite Merger with QLT. The Sun Proposal was an all-cash offer to acquire InSite for $0.35 per share of InSite common stock. As a result, InSite notified QLT that it was exercising its right to terminate the InSite Merger Agreement in order to enter into an agreement with Sun, and InSite paid QLT a termination fee of $2.7 million.

In conjunction with the entry into the InSite Merger Agreement, on June 8, 2015 QLT granted InSite a secured line of credit (the “Secured Note”) for up to $9.9 million to fund continuing operations through to the completion of the InSite Merger, subject to certain conditions and restrictions. The Secured Note bore interest at 12% per annum and was secured by a first priority security interest in substantially all of InSite’s assets. Upon termination of the InSite Merger Agreement, InSite’s repayment obligations under the Secured Note were accelerated and InSite paid us $5.8 million on September 15, 2015, which consisted of $5.7 million of principal and $0.1 million of accrued interest.

During the year ended December 31, 2015, QLT incurred consulting and transaction fees of $9.4 million in connection with the pursuit of the InSite Merger and the strategic transactions described below. These consulting and advisory fees have been reflected as part of Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

Following the termination of the InSite Merger Agreement, we are continuing to identify, evaluate and review our strategic and business options in parallel with the ongoing development of our synthetic retinoid, QLT091001.

6.	STRATEGIC TRANSACTIONS

Aralez Investment and Distribution

On December 7, 2015, we entered into an Amended and Restated Share Subscription Agreement (the “Amended and Restated Subscription Agreement”) with Tribute Pharmaceuticals Canada Inc. (“Tribute”), POZEN Inc.

(“POZEN”), Aralez Pharmaceuticals plc, (formally known as Aguono Limited) (“Aralez Ireland”), Aralez Pharmaceuticals Inc. (“Aralez Canada”), Deerfield Private Design Fund II, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P. (together “Deerfield”), Broadfin Healthcare Master Fund, Ltd. (“Broadfin”) and JW Partners, LP, JW Opportunities Fund, LLC and J.W. Opportunities Master Fund, Ltd. (together the “JW Parties”) (QLT, Deerfield, Broadfin and the JW Parties are referred to herein collectively as the “Co-Investors”). The Amended and Restated Subscription Agreement amended and restated a share subscription agreement entered into on June 8, 2015 (the “Subscription Agreement”) among QLT, Tribute, POZEN, Aralez Ireland, the Co-Investors and certain other investors. Pursuant to the Amended and Restated Subscription Agreement, immediately prior to the consummation of the merger transactions contemplated by the merger agreement governing the business combination of Tribute and POZEN (the “Aralez Merger”) Tribute agreed to sell to QLT and the other Co-Investors $75.0 million of the common shares of Tribute (the “Tribute Shares”) in a private placement at a purchase price per share equal to: (a) the lesser of (i) US$7.20, and (ii) a five percent (5) discount off the five day volume weighted average price (“VWAP”) per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than US$6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. On consummation of the Aralez Merger, the Tribute Shares would be exchanged for common shares of Aralez Canada (the “Aralez Shares”).

On February 5, 2016, the Aralez Merger was consummated and QLT completed its investment of $45.0 million, receiving 7,200,000 Aralez Shares (representing 10.1% of the issued and outstanding Aralez Shares) at a price of US$6.25 per share. The Aralez Shares are listed on the NASDAQ and Toronto Stock Exchange. On February 5, 2016, pursuant to QLT’s financial advisory services agreement with Greenhill dated December 4, 2014 (as amended, the “Greenhill Agreement”), we paid Greenhill a $4.0 million advisory fee in connection with the completion of QLT’s $45.0 million investment in Aralez and exploration of other strategic initiatives described under Note 5 – Terminated Merger Transaction with InSite and Note 6 – Strategic Initiatives.

We intend to effect a special election distribution of the Aralez Shares to our shareholders as part of a reorganization of our share capital (the “Share Reorganization”) pursuant to a court-approved statutory Plan of Arrangement under Section 288 of the Business Corporations Act (British Columbia) (the “Plan of Arrangement”), payable, at the election of each shareholder, in either Aralez Shares or cash, subject to possible pro-ration (the “Aralez Distribution”).

In connection with the Aralez Distribution, QLT entered into a share purchase agreement (the “Backstop Agreement”) on June 8, 2015, as amended on December 7, 2015, among QLT, Broadfin and the JW Parties, under which Broadfin and the JW Parties agreed to purchase up to $15.0 million of the Aralez Shares from the Company at US$6.25 per share so that QLT shareholders will be given the opportunity to elect to receive, in lieu of Aralez Shares, up to an aggregate of US$15.0 million in cash, subject to proration among the shareholders.

As a result, QLT shareholders as of February 16, 2016, the record date for the Aralez Distribution (the “Record Date”), will receive approximately 0.13629 of an Aralez Share for each QLT common share held based on the current number of issued and outstanding QLT common shares, subject to the cash election funded pursuant to the terms of the Backstop Agreement. The final amount of Aralez Shares (or cash in lieu) payable in respect of each QLT share will be based on the number of issued and outstanding QLT shares on the Record Date. In order to elect to receive cash in lieu of all or part of their entitlement to Aralez Shares, QLT shareholders must complete and return an election form which was mailed on February 22, 2016 to registered shareholders on the Record Date. The election form must be returned to QLT’s transfer agent, Computershare Investor Services Inc., on or before the deadline which will be set out in the election form.

The Share Reorganization requires the approval of our shareholders which will be sought at a special meeting (the “Special Meeting”) of shareholders scheduled to be held on March 18, 2016. If approved at the Special Meeting, the Share Reorganization is expected to permit QLT to make the Aralez Distribution to QLT shareholders in a tax efficient manner. If the Share Reorganization is not approved at the Special Meeting, the Board may implement the Aralez Distribution as a dividend in kind. The Aralez Distribution is expected to be completed on or around March 22, 2016. See Item 1. Business – Overview – Strategic Initiatives – 2015 for more information.

Convertible Notes

On June 8, 2015, the Company announced that it was contemplating an additional $25.0 million return of capital to QLT shareholders by way of issuance of certain convertibles notes (the “Convertible Notes”). The Convertible Notes would be redeemable in the form of cash or QLT shares at each shareholder’s discretion. On December 28, 2015, QLT announced that, in light of the termination of the InSite Merger Agreement, the issuance of the Convertible Notes was no longer determined to be in the best interest of the Company.

Private Placement

On June 8, 2015, QLT entered into a Share Purchase and Registration Rights Agreement (as amended, the “Share Purchase and Registration Rights Agreement”) with Broadfin, JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, LP (the “QLT Investors”). The Share Purchase and Registration Rights Agreement provides that, among other things, subject to the terms and conditions set forth therein, QLT will, following the completion of the Aralez Distribution, issue and sell to the QLT Investors a certain number of QLT common shares for an aggregate purchase price of $20.0 million (the “Private Placement”), reflecting a per share purchase price of $1.87. The closing of the share issuance contemplated by the Share Purchase and Registration Rights Agreement is subject to a number of conditions, some of which are outside of our control. Accordingly, there can be no guarantee that the transactions contemplated by such agreement will be consummated.

7.	CONTINGENT CONSIDERATION

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

As at August 2014, the cumulative $200.0 million of such consideration was collected in full and no further amounts remain outstanding as at December 31, 2015.

Given that all contingent consideration under the terms of the Tolmar Agreement was collected in full by August 31, 2014, during the year ended December 31, 2015, we recorded nil fair value gains or losses. However, during the year ended December 31, 2014, we collected $38.1 million (2013 – $38.7 million) of proceeds from the contingent consideration, which included the prepayment pursuant to the Consent and Amendment Agreement with respect to potential royalties under the Sanofi License described above. During the year ended December 31, 2014, approximately $36.6 million of proceeds was reflected as cash provided by investing activities in the consolidated statements of cash flows (2013 – $34.6 million). The remaining proceeds of $1.5 million (2013 – $4.1 million) were recognized as a fair value increase in contingent consideration on the consolidated statement of operations and comprehensive (loss) income and were therefore reflected in the net loss and comprehensive loss line as part of the cash used in operating activities in the consolidated statements of cash flows.

(b) Related to the Sale of Visudyne

On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”). Pursuant to the asset purchase agreement with Valeant (the “Valeant Agreement”), we received a payment of $112.5 million at closing, of which $7.5 million (previously held in escrow) was released to us on September 26, 2013. These funds were held in escrow for one year following the closing date to satisfy any potential indemnification claims that Valeant may have had under certain provisions of the Valeant Agreement. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the laser registrations for the Qcellus laser in the United States are obtained by December 31, 2013, $2.5 million if the laser registrations are obtained after December 31, 2013 but before January 1, 2015, and $0 if the laser registrations are obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the U.S. Food and Drug Administration (“FDA”).

On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and on October 10, 2013, we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant subsequently disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with regard to the Qcellus laser. As a result, on September 22, 2015 QLT commenced an action in the Supreme Court of British Columbia against Valeant for breach of contract, under the terms of the Valeant Agreement, with respect to failure to pay the $5.0 million Laser Earn-Out Payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the United States. While we believe that the $5.0 million Laser Earn-Out Payment has been triggered and is currently due and payable by Valeant, the outcome of such a dispute and litigation is uncertain and we may have difficulty in recovering damages and collecting the Laser Earn-Out Payment in full.

As at December 31, 2015, the $5.0 million Laser Earn-Out Payment continues to be recorded in accounts receivable on our condensed consolidated balance sheet at its estimated fair value of $2.0 million (December 31, 2014 – $2.0 million). The fair value estimate of the Laser Earn-Out Payment was derived using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected. In addition, it also reflects management’s assessment of collection risk, the impact of the passage of time and potential collection costs associated with the Valeant litigation. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil. During the year ended December 31, 2015 and 2014, we received no proceeds related to the collection of the contingent consideration for our previous sale of Visudyne.

(c) Related to the Sale of the PPDS Technology

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology for approximately $1.3 million (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”). Pursuant to the terms of our asset purchase agreement with Mati (the “Mati Agreement”), we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales.

8.	PROPERTY, PLANT AND EQUIPMENT

	December 31, 2015
(In thousands of U.S. dollars)	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$207	$207	$—

Office furnishings, fixtures, and other	258	246	12

Research equipment	3,471	3,092	379

Computer hardware and operating system	9,844	9,805	39

	$13,780	$13,350	$430

	December 31, 2014
(In thousands of U.S. dollars)	Cost	Accumulated Depreciation	Net Book Value
Leasehold improvements	$464	$395	$69

Office furnishings, fixtures, and other	258	236	22

Research equipment	3,485	2,749	736

Computer hardware and operating system	11,408	11,235	173

	$15,615	$14,615	$1,000

In connection with the downsizing of our lease space in 2015 (see Note 16 – Contingencies, Commitments and Guarantees for more information), we retired the use of certain property, plant and equipment with zero or minimal net book values.

9.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	December 31, 2015	December 31, 2014
Compensation	$1,460	$1,136

DSU compensation	367	392

	$1,827	$1,528

10.	SHARE CAPITAL

(a)	Authorized Shares

There were no changes to the authorized share capital of QLT for the years ended December 31, 2015 and 2014.

(b)	Cash Distribution

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

Share Reserve. We have reserved an aggregate of 11,800,000 common shares for issuance under the Plan. Common shares subject to an award of stock options or RSUs that terminates, expires or lapses for any reason are made available under subsequent awards under the Plan. The number of common shares with respect to one or more stock options that can be granted to any one individual in any one calendar year is 2,000,000 common shares. As at December 31, 2015, there are 3,007,042 remaining common shares available for future grants of stock options and RSUs under the Plan.

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

Exercise Price. The exercise price of options granted is determined by the Compensation Committee, but is in no event less than the closing price of our common shares on the Toronto Stock Exchange (“TSX”) on the date of grant. RSUs are granted pursuant to the Plan with no monetary consideration required from the participant.

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

As at December 31, 2015, 428,152 options were outstanding under the Plan, which are exercisable at prices ranging between CAD $4.08 and CAD $7.23 per common share.

Stock option activity with respect to our Plan is presented below:

(In CAD dollars)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2012	1,416,016	6.25

Granted	1,312,000	4.76

Exercised	(1,183,952)	7.99

Forfeited and expired	(136,535)	6.28

Outstanding at December 31, 2013	1,407,529	4.94

Granted	840,150	4.15

Exercised	(104,044)	5.35

Forfeited and expired	(53,486)	4.98

Outstanding at December 31, 2014	2,090,149	4.60

Granted	100,000	4.84

Exercised	(1,565,476)	4.34

Forfeited and expired	(196,521)	5.80

Outstanding at December 31, 2015	428,152	5.07	8.26

Exercisable at December 31, 2015	428,152	5.07	8.26

As of December 31, 2015, the number of options issued and outstanding under the Plan represents 0.8% (2014 –4.1%, 2013 – 2.8%) of the issued and outstanding common shares.

In connection with the strategic transactions announced on June 8, 2015 as described under Note 5 – Terminated Merger Transaction with InSite and Note 6 – Strategic Transactions, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to 1,086,473 options outstanding and unvested at that date. The impact of the accelerated vesting of these stock options on stock-based compensation expense for the year ended December 31, 2015 was $1.5 million.

On January 6, 2015, the Board of Directors granted 100,000 stock options to QLT’s Chief Financial Officer, W. Glen Ibbott. These stock options were originally expected to vest and become exercisable in thirty six (36) successive and equal monthly installments from the grant date. As described above, the vesting provisions applicable to these stock options were accelerated on June 7, 2015. These stock options are subject to a ten (10) year expiration period and have an exercise price of CAD $4.84 per common share, which is equal to the closing price of the Company’s common shares on the Toronto Stock Exchange on the date of grant.

On December 17, 2014, the Board of Directors granted 690,150 stock options. These stock options were originally expected to vest and become exercisable in thirty-six (36) successive and equal monthly installments from the grant date. As described above, the vesting provisions applicable to these stock options were accelerated on June 7, 2015. These options were subject to a ten (10) year expiration period and had an exercise price of CAD $4.08 per common share, which was equal to the closing price of the Company’s common shares on the TSX on the date of grant.

On October 29, 2014, the Board of Directors granted 150,000 stock options to QLT’s Interim Chief Executive Officer, Dr. Geoffrey F. Cox. These stock options were originally expected to vest and become exercisable in six (6) successive and equal monthly installments from the grant date. As described above, the vesting provisions applicable to these stock options were accelerated on June 7, 2015. The remaining 90,000 stock options outstanding as at December 31, 2015 are subject to a ten (10) year expiration period and have an exercise price of CAD $4.47 per common share, which is equal to the closing price of the Company’s common shares on the TSX on the date of grant.

The following weighted average assumptions (no dividends are assumed) were used to value stock options granted in each of the following years:

	2015	2014	2013
Annualized volatility	41.3%	42.4%	46.0%

Risk-free interest rate	1.4%	1.6%	2.0%

Expected life (years)	6.8	6.8	6.5

The weighted average grant date fair value of stock options granted during the year ended December 31, 2015 was CAD $2.12 (year ended December 31, 2014 – $1.87, year ended December 31, 2013 – $2.28).

The impact on our results of operations of recording stock option compensation for the years ended December 31, 2015, 2014, and 2013 is as follows:

(In thousands of U.S. dollars)	2015(1)	2014	2013
Research and development	$1,193	$840	$358

Selling, general and administrative	939	554	209

Stock-based compensation expense	$2,132	$1,394	$567

(1)

Approximately $1.5 million of the 2015 stock-based compensation expense relates to the June 7, 2015 accelerated vesting of 1,086,473 stock options in connection with the with the strategic transactions announced on June 8, 2015 (see Note 5 – Terminated Merger Transaction with InSite and Note 6 – Strategic Transactions).

Given the accelerated vesting of stock options at June 7, 2015, nil stock options were unvested at December 31, 2015 (2014 – 1,283,980, 2013 – 1,150,197), and the total estimated unrecognized compensation cost related to unvested stock options is nil.

The aggregate intrinsic values of options outstanding and exercisable as at December 31, 2015, 2014 and 2013 are as follows:

(In thousands of CAD dollars)	2015	2014	2013
Aggregate intrinsic value of options outstanding	$—	$487	$1,572

Aggregate intrinsic value of options exercisable	—	48	224

New common shares are issued upon exercise of stock options. The intrinsic value of stock options exercised and the related cash from exercise of stock options during the years ended December 31, 2015, 2014 and 2013 are as follows:

(In thousands of U.S. dollars)	2015	2014	2013
Intrinsic value of stock options exercised	$986	$46	$2,171

Cash from exercise of stock options	5,508	509	7,217

(e)	Deferred Share Units

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

DSU activity is presented below:

Number of DSUs
Outstanding at December 31, 2012	88,000

Granted	88,000

Redeemed	(6,111)

Cancelled	(15,889)

Outstanding at December 31, 2013, December 31, 2014, December 31, 2015	154,000

Vested at December 31, 2015	139,028

The obligation to settle DSUs in cash is recorded as a liability in our financial statements and is marked-to-market at the end of each reporting period. See Note 9 – Accrued Liabilities. Cash payments under the DDSU Plan during the years ended December 31, 2015, 2014 and 2013 were as follows:

(In thousands of U.S. dollars)	2015	2014	2013(1)
Cash payments under the DDSU plan	$—	$—	$28

(1)	In connection with Vicente Anido Jr.’s resignation from the Board of Directors effective November 9, 2013, the Company paid $0.03 million to Mr. Anido in accordance with the terms of the DDSU Plan.

The impact on our results of operations of recording DSU compensation expense for the years ended December 31, 2015, 2014 and 2013 is as follows:

(In thousands of U.S. dollars)	2015	2014	2013
Research and development	$13	$49	$77

Selling, general and administrative	32	111	129

Deferred share unit compensation expense	$45	$160	$206

(f)	Restricted Stock Units

RSU activity is presented below:

Number of RSUs
Outstanding at December 31, 2012	—

Granted(1)	48,000

Redeemed	—

Cancelled(2)	(6,000)

Outstanding at December 31, 2013	42,000

Granted	36,000

Redeemed(3)	(14,000)

Cancelled	—

Outstanding at December 31, 2014	64,000

Granted	—

Redeemed	(64,000)

Cancelled	—

Outstanding at December 31, 2015	—

(1)	The weighted average grant date fair value of the RSUs granted during the year ended December 31, 2015 was nil (December 31, 2014 –CAD $4.08, December 31, 2013 – CAD $4.54).

(2)	On November 9, 2013, 6,000 RSUs were cancelled in connection with Vicente Anido Jr.’s resignation from the Board of Directors.

(3)	On December 15, 2014, the date of QLT’s Annual General Meeting, 14,000 RSUs vested and 14,000 shares were issued to the Company’s directors.

RSU’s are only issued to directors as consideration for their provision of future services and are governed by the terms of the Plan. RSUs usually vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company.

RSU compensation expense is measured at fair value based on the market price of QLT’s common shares on the grant date and the full cost is recognized on a straight line basis over the three year vesting period, which coincides with the requisite service period.

In connection with the strategic transactions announced on June 8, 2015 (see Note 5 – Terminated Merger Transaction with InSite and Note 6 – Strategic Transactions), the Board of Directors accelerated the vesting provisions applicable to 64,000 RSUs that were outstanding and unvested on June 7, 2015. The impact of the accelerated vesting of these RSUs during the year ended December 31, 2015 was $0.2 million. As a result of the June 7, 2015 accelerated vesting of RSUs and related issuance of shares, nil RSUs were outstanding and unvested as at December 31, 2015 (December 31, 2014 – 64,000). In addition, the total estimated unrecognized compensation cost related to RSUs as at December 31, 2015 is nil (December 31, 2014 – $0.2 million) and the weighted average period over which such costs are expected to be recognized is nil (December 31, 2014 – 2.34 years).

The impact on our results of operations of RSU compensation expense for the years ended December 31, 2015, 2014, and 2013 is as follows:

(In thousands of U.S. dollars)	2015	2014	2013
Research and development	$61	$22	$13

Selling, general and administrative	137	37	20

Restricted stock unit compensation expense	$198	$59	$33

11.	RESTRUCTURING CHARGES

In July 2012 we restructured our operations in order to focus our resources on our clinical development programs related to our synthetic retinoid, QLT091001, for the treatment of certain inherited retinal diseases. The cumulative cost of the restructuring from 2012 to 2014 was $19.6 million. During the years ended December 31, 2015, 2014 and 2013, we recorded nil, $0.7 million, and $2.0 million of restructuring charges, respectively.

The details of our restructuring accrual and activity are as follows:

(In thousands of U. S. dollars)	Employee Termination Costs(1)	Contract Termination Costs(2)	Total
Balance at December 31, 2013	$130	$—	$130

Restructuring charge	666	78	744

Foreign exchange	(5)	—	(5)

Cash payments	(791)	(78)	(869)

Balance at December 31, 2014, and December 31, 2015	$—	$—	$—

(1)	Costs include severance, termination benefits, and outplacement support.
(2)	Costs include lease costs related to excess office space.

12.	DISCONTINUED OPERATIONS

The results of operations relating to our former PPDS Technology and Visudyne business have been excluded from continuing operations and are reported as discontinued operations for all periods presented below:

(In thousands of U.S. dollars)	2015	2014	2013
Total revenues	$—	$—	$—

Recovery on assets held for sale	—	—	153

Operating pre-tax (loss) income	—	(66)	149

Gain on sale of discontinued operations	—	—	1,053	(1)

Pre-tax (loss) income(2)	—	(66)	1,202

Provision for income taxes	—	—	(235)

Net (loss) income from discontinued operations	$—	$(66)	$967

(1)

During the year ended December 31, 2013, the net gain on sale of discontinued operations of $1.1 million represents total proceeds of $1.2 million related to the sale of our PPDS Technology to Mati in April 2013, net of the $0.2 million carrying value of certain equipment sold, which was previously classified as held for sale, and a negligible amount of transaction fees.

(2)

The results for the years ended December 31, 2014, and 2013 include operating pre-tax losses of nil, and $0.4 million, respectively, related to our PPDS Technology. The remaining amounts of pre-tax operating income (losses) relate to Visudyne.

13.	INCOME TAXES

Loss from continuing operations before income taxes is as follows:

(In thousands of U.S. dollars)	2015	2014	2013
Canada	$(22,987)	$(4,197)	$(25,239)

United States	—	—	—

Loss from continuing operations before income taxes	$(22,987)	$(4,197)	$(25,239)

The components of the income tax (provision) recovery were as follows:

(In thousands of U.S. dollars)	2015	2014	2013
Canada	$(22)	$192	$(599)

United States	—	—	—

(Provision for) recovery of income taxes	$(22)	$192	$(599)

(In thousands of U.S. dollars)	2015	2014	2013
Current income taxes	$—	$—	$—

Deferred income taxes	(22)	192	(599)

(Provision for) recovery of income taxes	$(22)	$192	$(599)

Differences between our statutory income tax rates and our effective income tax rates, as applied to the loss from continuing operations before income taxes, are reconciled as follows:

(In thousands of U.S. dollars)	2015	2014	2013
Loss from continuing operations before income taxes	$(22,987)	$(4,197)	$(25,239)

Canadian statutory tax rates	26.00%	26.00%	25.75%

Expected income tax recovery	5,977	1,091	6,499

Net decrease (increase) in valuation allowance	(2,486)	731	(6,717)

Non-taxable portion of capital gains	—	230	608

Investment tax credits	(222)	1,628	990

Stock-based compensation	(606)	(377)	(154)

Changes in tax rates	—	—	145

Non-taxable (deductible) expenditures	76	1,752	(1,834)

Changes in uncertain tax positions	(1,784)	(4,793)	(97)

Adjustments to capital losses for settlement of uncertain tax positions	(560)	—	—

Other	(417)	(70)	(39)

(Provision for) recovery of income taxes	$(22)	$192	$(599)

During the year ended December 31, 2015, the provision for income taxes from continuing operations was insignificant and primarily relates to the accrual of interest on uncertain tax positions.

During the year ended December 31, 2014, the $0.2 million income tax recovery from continuing operations primarily relates to the reversal of interest accrued on uncertain tax positions, which decreased in 2014 due to the expiration of the statute of limitations. This recovery was partially offset by the tax impact of gains from fair value changes in our previous Eligard related contingent consideration asset balance and interest accrued on remaining uncertain tax positions.

During the year ended December 31, 2013, the provision for income taxes from continuing operations was $0.6 million. The provision primarily relates to the 2013 gain on the fair value change of our previous Eligard related contingent consideration.

As insufficient evidence exists to support current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized in the years ended December 31, 2015, 2014 and 2013.

Deferred tax assets and liabilities

The tax effects of temporary differences that give rise to significant components of our deferred income tax assets and liabilities are presented as follows:

(In thousands of U.S. dollars)	2015	2014
Deferred tax assets

Net operating loss carryforwards	$45,365	$41,064

Research and development tax credit carryforwards	14,164	14,668

Capital loss carryforwards	36,207	37,138

Depreciable and amortizable assets	1,645	2,030

Other temporary differences	197	195

Total gross deferred income tax assets	97,579	95,095

Less: valuation allowance	(97,579)	(95,095)

Net deferred income tax assets	$—	$—

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly.

As at December 31, 2015, our valuation allowance increased primarily due to the ongoing development of our synthetic retinoid, which resulted in an increase in operating losses from continuing operations.

At December 31, 2015, we had approximately $181.8 million (2014 – $169.4 million) of total operating loss carryforwards, of which $146.6 million (December 31, 2014 – $134.2 million) relate to Canada and $35.2 million (December 31, 2014 – $35.2 million) relate to our U.S. subsidiaries. The loss carryforwards expire at various dates through 2035. As at December 31, 2015, we also had approximately $14.2 million (December 31, 2014 –$14.7 million) of federal and state research and development credits available for carryforward of which approximately $1.3 million (December 31, 2014 – $1.3 million) were generated by our U.S. subsidiaries. The research and development credit carryforwards expire at various dates through 2035. As at December 31, 2015, our Scientific, Research and Experimental Development pool was $9.0 million (December 31, 2014 – $4.7 million). Furthermore, as at December 31, 2015, we had approximately $280.0 million (December 31, 2014 –$285.7 million) of capital loss carryforwards, which carryforward indefinitely. The deferred tax benefit of these loss carryforwards and research and development credits is ultimately subject to final determination by the respective taxation authorities.

At December 31, 2015, we have determined that substantially all of the U.S. accumulated operating loss carryforwards of $35.2 million (December 31, 2014 – $35.2 million) and research and development credits of $1.3 million (December 31, 2014 – $1.3 million) are subject to utilization limitations due to changes in ownership in 2012. As a result of this limitation, it is expected that substantially all of these deferred tax assets will expire before they can be utilized by the U.S. subsidiaries.

The following table summarizes the activity related to our uncertain tax position liabilities:

(In thousands of U.S. dollars)	2015	2014	2013
Balance as at January 1	$5,557	$1,846	$1,875

Increases related to current year tax positions	347	5,169	—

Changes in tax positions of a prior period	1,934	11	(29)

Lapse of statute of limitations	—	(1,469)	—

Settlements with taxing authorities	(560)	—	—

Total uncertain tax position liabilities	$7,278	$5,557	$1,846

Deferred tax assets available to offset uncertain tax position liabilities	(6,936)	(5,169)	—

Balance as at December 31	$342	$388	$1,846

During the year ended December 31, 2015, our provision for uncertain tax positions (“UTP Provision”) increased by a net amount of $1.7 million. Approximately $1.4 million of the net increase relates to uncertain tax positions that are currently still under audit examination and the remaining $0.3 million relates to tax filing positions taken on certain transaction costs incurred in 2015.

During the year ended December 31, 2014, our UTP provision increased by $5.2 million in connection with tax filing positions taken on certain transaction costs incurred in 2014. This increase in our UTP Provision was partially offset by a $1.5 million decrease related to the expiration of the statute of limitations applicable to certain tax positions taken on uncertain tax matters in prior years. This change in our UTP Provision also resulted in a $1.0 million balance sheet reclassification adjustment to additional-paid-in-capital and a $0.4 million income tax recovery related to the reversal of associated interest that was previously accrued. A related deferred income tax asset was also reversed, which resulted in a balance sheet reclassification adjustment of $0.2 million to additional-paid-in capital.

During the year ended December 31, 2013, there were no significant changes to our provision for uncertain tax positions.

Given that the potential net 2015 liability increase of $1.7 million and potential net 2014 liability increase of $3.7 million are fully sheltered by our existing deferred tax assets, we have offset the total liability on our consolidated balance sheet in accordance with ASU No. 2013-11 – Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 was adopted on a prospective basis effective January 1, 2014.

The remaining December 31, 2015 UTP Provision of $0.3 million (December 31, 2014 – $0.4 million), which is reflected on our consolidated balance sheet, is expected to decrease in 2016 upon the expiration of the statute of limitations applicable to certain tax positions taken on uncertain tax matters in prior years.

If recognized in future periods, the change in our UTP Provision would not affect our effective tax rate given that we have sufficient deferred tax assets to offset the impact. In addition, we recognize potential accrued interest and penalties related to uncertain tax position liabilities within our income tax provision.

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

The following tables provide information about our assets and liabilities as at December 31, 2015 and 2014 that are measured at fair value on a recurring basis:

	As at December 31, 2015
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$141,824	$—	$—	$141,824

Accounts receivable – Laser Earn-Out Payment(1)	—	—	2,000	2,000

Total	$141,824	$—	$2,000	$143,824

	As at December 31, 2014
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$155,908	$—	$—	$155,908

Accounts receivable – Laser Earn-Out Payment(1)	—	—	2,000	2,000

Total	$155,908	$—	$2,000	$157,908

(1)

Represents the estimated fair value of the Laser Earn-Out Payment as described in Note 7 – Contingent Consideration. The fair value of the Laser Earn-Out Payment was estimated using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected.

The following table represents a reconciliation of our contingent consideration assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3):

	Level 3
(In thousands of U.S. dollars)	Related to Sale of QLT USA	Total
Balance at December 31, 2013	$36,582	$36,582

Transfer to Accounts Receivable	(9,989)	(9,989)

Settlements	(28,059)	(28,059)

Fair value change in contingent consideration	1,466	1,466

Balance at December 31, 2014 and December 31, 2015	$—	$—

As of each of December 31, 2015 and 2014, we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents and accounts receivable. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

15.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net loss per common share:

(In thousands of U.S. dollars, except share and per share data)	2015	2014	2013
Numerator:

Loss from continuing operations	$(23,009)	$(4,005)	$(25,838)

(Loss) income from discontinued operations, net of income taxes	—	(66)	967

Net loss and comprehensive loss	(23,009)	(4,071)	(24,871)

Denominator: (thousands)

Weighted average common shares outstanding	52,169	51,126	50,909

Basic and diluted net (loss) income per common share

Continuing operations	(0.44)	(0.08)	(0.51)

Discontinued operations	—	(0.00)	0.02

Net loss per common share	$(0.44)	$(0.08)	$(0.49)

At December 31, 2015, there were 428,152 stock options outstanding (2014 – 2,090,149, 2013 – 1,407,529) and nil RSUs outstanding (2014 – 64,000, 2013 – 42,000). These stock options and RSUs were excluded from the computation of net loss per common share, in the respective periods, because inclusion would have been antidilutive.

16.	CONTINGENCIES, COMMITMENTS AND GUARANTEES

(a)	Contingencies

Litigation

From time to time we are subject to legal proceedings that arise in the ordinary course of business.

On September 22, 2015, QLT commenced an action in the Supreme Court of British Columbia against Valeant for breach of contract, under the terms of the Valeant Agreement, with respect to failure to pay a $5.0 million Laser Earn-Out Payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the United States. Refer to Note 7(b) – Contingent Consideration – Related to the Sale of Visudyne for additional information. Given that the outcome of such a dispute and litigation is uncertain and we may have difficulty in recovering damages and collecting the Laser Earn-Out Payment in full, we have recorded the Laser Earn-Out Payment at its estimated fair value of $2.0 million on our December 31, 2015 consolidated balance sheet.

The fair value estimate of the Laser Earn-Out Payment was derived using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected. In addition, it also reflects management’s assessment of collection risk, the impact of the passage of time and potential collection costs associated with the Valeant litigation.

(b)	Commitments and Guarantees

Lease Obligations

During 2015, we entered into a sublease agreement (as amended, the “Lease Agreement”) to downsize our existing space in Vancouver, British Columbia, where our head office is located. We currently lease approximately 8,475 square feet of space under the terms of this Lease Agreement. The lease term applicable to this space expires on August 31, 2016, with a one year renewal option on approximately 5,850 square feet of the space and a month-to-month renewal option of the remaining 2,625 square feet of space.

Estimated operating lease payments for office space and office equipment over the next five years are summarized as follows:

(In thousands of U.S. dollars) Year ending December 31,
2016	$132

2017	—

2018	—

2019	—

2020 and thereafter	—

Total	$132

Rent expense was $0.4 million in 2015, $0.5 million in 2014, and $1.4 million in 2013.

Research and Development Milestone and Royalty Obligations

We are committed to make potential future milestone payments to third parties as part of our various licensing, development and purchase agreements. Payments under these arrangements generally become due and payable upon achievement of certain development, regulatory or commercial milestones. As at December 31, 2015, no amounts have been accrued in connection with such milestones.

QLT091001. Under the terms of the April 2006 co-development agreement (as amended, the “Retinagenix Agreement”) we entered into with Retinagenix LLC (“Retinagenix”), we obtained an exclusive, worldwide license and sub-license to certain intellectual property rights owned or controlled by Retinagenix related to the synthetic retinoid compound under development. Under the terms of this agreement, we are responsible for using commercially reasonable and diligent efforts to develop and commercialize in certain major markets and other markets as we reasonably determine, one or more products covered by the licensed rights or developed using such licensed rights for use in diagnosing, treating or preventing certain human diseases and conditions.

Pursuant to the Retinagenix Agreement, in connection with certain development and regulatory milestones for a first indication, we are obligated to pay certain milestone payments, including the following: (i) $1.0 million upon initiation of the first pivotal trial and (ii) $1.5 million upon completion of a filing seeking EU approval or Japan approval for the use of such products in the first indication. As described under the Business Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015, we are currently progressing pivotal trial start-up activities with the goal of initiating our Phase III pivotal trial in the third quarter of 2016 for the treatment of Inherited Retinal Disease caused by retinal pigment epithelium protein 65 (“RPE65”) and lecithin:retinol acyltransferase (“LRAT”) gene mutations, which includes Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). As such, we expect that the $1.0 million milestone identified above will become due and payable to Retinagenix upon initiation of our Phase III pivotal trial for this first indication. In addition, we are currently exploring with the European Medicines Agency (“EMA”) the submission of a Marketing Authorization Application (“MAA”) in the second half of 2016 for the conditional approval of QLT091001, which would potentially accelerate the commercial availability of QLT091001 as a treatment option. If we complete the submission of such an MAA, we expect that the $1.5 million milestone identified above will also become due and payable to Retinagenix for this first indication.

Under the terms of the Retinagenix Agreement, we are also obligated to pay up to a total of an additional $10.0 million upon the achievement of other specified development or regulatory milestones and, for each of up to two additional indications, up to a total of $9.0 million per indication upon achievement of specified development or regulatory milestones. If we commercialize such products, we will also be obligated to pay Retinagenix royalties between 4% and 6% of net sales, subject to reduction under certain specified circumstances. Retinagenix is also eligible to receive up to a total of $15.0 million upon achievement of certain specified cumulative sales milestones for such products.

Financial Advisory Services Milestone Obligation

On February 5, 2016, pursuant to the Greenhill Agreement, we paid Greenhill a $4.0 million advisory fee in connection with the completion of QLT’s $45.0 million investment in Aralez and exploration of other strategic initiatives described under Note 5 – Terminated Merger Transaction with InSite and Note 6 – Strategic Initiatives. The recognition and payment of the advisory fee was both contingent upon the satisfaction of various terms and conditions, which were met on February 5, 2016, and subject to the outcome of certain external factors and uncertainties, which were settled by February 5, 2016 but were beyond the Company’s control.

Indemnities

In connection with the sale of assets and businesses, we provided indemnities with respect to certain matters, including product liability, patent infringement, contractual breaches and misrepresentations, and we provide other indemnities to third parties under the clinical trial, license, service, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnifications are generally subject to threshold amounts, specified claims periods and other restrictions and limitations. As at December 31, 2015, no amounts have been accrued in connection with such indemnities.

17.	SEGMENT INFORMATION

We operate in one industry segment, which is the business of developing, manufacturing, and commercializing opportunities in ophthalmology. Our chief operating decision makers review our operating results on a company-wide basis and manage our operations as a single operating segment. As at December 31, 2015, 90% of our property, plant and equipment is located in Canada. The remaining 10% of our property, plant and equipment relates to certain research and development equipment that is located in the U.S. at a vendor that is assisting us with our pivotal trial start-up activities.

18.	SUBSEQUENT EVENTS

Pursuant to the terms of the Aralez Share Subscription Agreement (as described under Note 6 – Strategic Transactions – Aralez Investment and Distribution), on February 5, 2016, we completed a $45.0 million investment in Aralez upon closing of the Aralez Merger. In exchange, QLT received 7,200,000 Aralez Shares, which represents a 10.1% ownership interest in the total number of Aralez Shares issued and outstanding, at a price of US$6.25 per share.

On February 5, 2016, pursuant to the Greenhill Agreement, we paid Greenhill a $4.0 million advisory fee in connection with the completion of QLT’s $45.0 million investment in Aralez and exploration of other strategic initiatives described under note 5 – Terminated Merger Transaction with InSite and note 6 – Strategic Initiatives. The recognition and payment of the advisory fee was both contingent upon the satisfaction of various terms and conditions, which were met on February 5, 2016, and subject to the outcome of certain external factors and uncertainties, which were settled by February 5, 2016 but were beyond the Company’s control.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including the Interim Chief Executive Officer and the Chief Financial Officer. Our principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934) as of the end of the period covered by this Annual Report and concluded that our disclosure controls and procedures were effective as on such period.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the U.S. Securities Exchange Act of 1934, Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. Under the supervision and with the participation of our management, including the Interim Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Deloitte LLP, the independent registered public accounting firm that audited our December 31, 2015 consolidated annual financial statements, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of QLT Inc.

We have audited the internal control over financial reporting of QLT Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE LLP

Chartered Professional Accountants

Vancouver, Canada February 25, 2016

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be provided in accordance with instruction G(3) to Form 10-K no later than April 29, 2016.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item will be provided in accordance with instruction G(3) to Form 10-K no later than April 29, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be provided in accordance with instruction G(3) to Form 10-K no later than April 29, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be provided in accordance with instruction G(3) to Form 10-K no later than April 29, 2016.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be provided in accordance with instruction G(3) to Form 10-K no later than April 29, 2016.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

(i)	The following financial statement documents are included as part of Item 8 to this Form 10-K.

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

Schedule II – Valuation and Qualifying Accounts for the Years ended December 31, 2015, 2014, and 2013.

Deferred tax asset valuation allowance

(In thousands of U.S. dollars)

Year	Balance at beginning of year	Additions	Reductions	Balance at end of year
2015	$95,095	$5,895	$(3,411)	$97,579

2014	95,826	9,986	(10,717)	95,095

2013	78,590	17,624	(388)	95,826

Exhibits

The exhibits filed with this Report are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2016

QLT INC.

By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ W. Glen Ibbott
W. Glen Ibbott Chief Financial Officer
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

Exhibit	Description	Location

2.1	Agreement and Plan of Merger, dated as of June 25, 2014, among Auxilium Pharmaceuticals, Inc., QLT Inc., QLT Holding Corp. and QLT Acquisition Corp.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 26, 2014 and filed with the Commission on June 26, 2014.

2.2	Agreement and Plan of Merger, dated as of June 8, 2015, by and among InSite Vision Incorporated, QLT Inc. and Isotope Acquisition Corp.(1)	Exhibit 2.1 to Insite Vision Incorporated’s Current Report on Form 8-K dated June 8, 2015 filed with the Commission on June 8, 2015. (Commission File Number 000-22332)

2.3	Share Subscription Agreement, dated as of June 8, 2015, by and among QLT Inc., Tribute Pharmaceuticals Canada Inc., POZEN Inc., Aguono Limited, Deerfield Private Design Fund III, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., Broadfin Healthcare Master Fund, Ltd., JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, L.P.	Exhibit 10.3 to Pozen Inc.’s Current Report on Form 8-K dated June 8, 2015 filed with the Commission on June 11, 2015. (Commission File Number 000-31719)

2.4	Share Purchase Agreement, dated as of June 8, 2015, by and among QLT Inc., Broadfin Healthcare Master Fund, Ltd., JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, L.P.	Exhibit 2.3 to the Company’s Current Report on Form 8-K dated June 8, 2015 and filed with the Commission on June 12, 2015.

2.5	Share Purchase and Registration Rights Agreement, dated as of June 8, 2015, by and among QLT Inc., Broadfin Healthcare Master Fund, Ltd., JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, L.P.	Exhibit 2.4 to the Company’s Current Report on Form 8-K dated June 8, 2015 and filed with the Commission on June 12, 2015.

2.6	Letter agreement, dated as of June 8, 2015, by and among QLT Inc., Broadfin Healthcare Master Fund, Ltd., JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, L.P.	Exhibit 2.5 to the Company’s Current Report on Form 8-K dated June 8, 2015 and filed with the Commission on June 12, 2015.

2.7	Second Amended and Restated Agreement and Plan of Merger, dated as of August 26, 2015, by and among InSite Vision Incorporated, QLT Inc. and Isotope Acquisition Corp.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 26, 2015 and filed with the Commission on August 28, 2015.

3.1	Articles of QLT Inc. dated May 25, 2005.	Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 25, 2005 and filed with the Commission on June 1, 2005.

Exhibit		Description	Location

10.1	*	QLT 2000 Incentive Stock Plan (as amended and restated effective April 25, 2013).	Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on May 22, 2013.

10.2	*	Deferred Share Unit Plan For Non-Employee Directors.	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.3		Settlement Agreement dated March 2, 2007 between QLT Inc. and Massachusetts Eye and Ear Infirmary.(1)	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.4		QLT Guarantee dated June 6, 2008.	Exhibit 10.44 to the Company’s Current Report on Form 8-K dated June 6, 2008 and filed with the Commission on June 10, 2008.

10.5		Sale and Purchase Agreement dated May 15, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. as amended by each of: an Amending Agreement dated July 4, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., an Amended and Restated Sale and Purchase Agreement dated July 11, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Third Amending Agreement dated July 16, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fourth Amending Agreement dated July 18, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Fifth Amending Agreement dated July 23, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Sixth Amending Agreement dated July 25, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc., a Second Amended and Restated Sale and Purchase Agreement dated July 30, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Inc. and an Eighth Amending Agreement dated August 7, 2008 by and among QLT Inc., 560677 B.C. Ltd., 630321 B.C. Ltd. and Discovery Parks Holdings Ltd.	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.6		Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement dated October 16, 2009 between QLT Inc. and Novartis Pharma AG.	Exhibit 10.48 to the Company’s Current Report on Form 8-K dated October 16, 2009 and filed with the Commission on October 22, 2009.

Exhibit		Description	Location

10.7		Co-Development Agreement dated effective as of April 4, 2006 by and between QLT Inc. and Retinagenix, LLC, as amended by letter agreements dated August 10, 2006, September 11, 2008 and October 20, 2010 between QLT Inc. and Retinagenix, LLC. (1)	Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10.8		Asset Purchase Agreement between the Company and Valeant dated September 21, 2012.(1)	Exhibit 10.65 to the Company’s Current Report on Form 8-K dated September 21, 2012 and filed with the Commission on September 27, 2012.

10.9		Transition Services Agreement between the Company and Valeant dated September 24, 2012.(1)	Exhibit 10.65 to the Company’s Current Report on Form 8-K dated September 21, 2012 and filed with the Commission on September 27, 2012.

10.10		Option Agreement between the Company and Mati Therapeutics Inc., dated December 24, 2012.(1)	Exhibit 10.68 to the Company’s Current Report on Form 8-K/A dated December 24, 2012 and filed with the Commission on May 23, 2013.

10.11		Asset Purchase Agreement between the Company and Mati Therapeutics Inc., dated April 3, 2013.(1)	Exhibit 10.70 to the Company’s Current Report on Form 8-K dated April 3, 2013 and filed with the Commission on April 9, 2013.

10.12	*	Form of Amended and Restated 2000 Incentive Stock Plan Employee Stock Option Award.	Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2013 and filed with the Commission on August 1, 2013.

10.13	*	Form of Amended and Restated 2000 Incentive Stock Plan Director Stock Option Award.	Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2013 and filed with the Commission on August 1, 2013.

10.14	*	Form of Amended and Restated 2000 Incentive Stock Plan Restricted Stock Unit Award.	Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q dated June 30, 2013 and filed with the Commission on August 1, 2013.

10.15	*	Letter Agreement between QLT and Sukhi Jagpal dated July 17, 2014.	Exhibit 10.75 to the Company’s Current Report on Form 8-K dated July 17, 2014 and filed with the Commission on July 23, 2014.

10.16	*	Employment Agreement, effective as of January 5, 2015, by and between the Company and Glen Ibbott.	Exhibit 10.76 to the Company’s Current Report on Form 8-K dated January 5, 2015 and filed with the Commission on January 5, 2015.

10.17	*	Employment Agreement between QLT Inc. and Geoffrey F. Cox dated October 23, 2014.	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2014 and filed with the Commission on October 28, 2014.

10.18	*	Form of employee stock option grant to Geoffrey F. Cox.	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated September 30, 2014 and filed with the Commission on October 28, 2014.

10.19	*	Amendment to Employment Agreement between QLT Inc. and Geoffrey Cox dated April 22, 2015.	Exhibit 10.79 to the Company’s Current Report on Form 8-K dated April 22, 2015 and filed with the Commission on April 23, 2015.

10.20		Secured Note between InSite Vision Incorporated and QLT Inc. dated June 8, 2015.	Exhibit 10.1 to Insite Vision Incorporated’s Current Report on Form 8-K dated June 8, 2015 filed with the Commission on June 8, 2015. (SEC File Number 000-22332)

Exhibit		Description	Location

10.21		Security Agreement between InSite Vision Incorporated and QLT Inc. dated June 8, 2015.(1)	Exhibit 10.2 to Insite Vision Incorporated’s Current Report on Form 8-K dated June 8, 2015 filed with the Commission on June 8, 2015. (SEC File Number 000-22332)

10.22		IP Security Agreement between InSite Vision Incorporated and QLT Inc. dated June 8, 2015.	Exhibit 10.3 to Insite Vision Incorporated’s Current Report on Form 8-K dated June 8, 2015 filed with the Commission on June 8, 2015. (SEC File Number 000-22332)

10.23	*	Second Amendment to Employment Agreement between QLT Inc. and Dr. Geoffrey Cox, dated October 8, 2015.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2015 and filed with the Commission on October 9, 2015.

10.24	*	Amendment to Employment Agreement between QLT Inc. and Glen Ibbott, dated November 5, 2015.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2015 and filed with the Commission on November 12, 2015.

10.25		Amended and Restated Share Subscription Agreement, dated December 7, 2015, among QLT Inc., Tribute Pharmaceuticals Canada Inc., POZEN Inc., Aralez Pharmaceuticals Inc., Aralez Pharmaceuticals Plc, Deerfield Private Design Fund III, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., Broadfin Healthcare Master Fund, Ltd., JW Partners, LP, JW Opportunities Fund, LLC, and J.W. Opportunities Master Fund, Ltd.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 7, 2015 and filed with the Commission on December 11, 2015.

10.26		Letter agreement, dated as of December 7, 2015 among QLT Inc., Broadfin Healthcare Master Fund, Ltd., JW Partners, LP, JW Opportunities Fund, LLC, and J.W. Opportunities Master Fund, Ltd.	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 7, 2015 and filed with the Commission on December 11, 2015.

10.27	*	Employment Agreement between QLT Inc. and Lana Janes dated January 1, 2010, as amended November 5, 2015.	Filed herewith.

10.28	*	Change of Control Agreement between QLT Inc. and Lana Janes dated June 1, 2015.	Filed herewith.

10.29	*	Employment Agreement between QLT Inc. and Dori Assaly dated June 14, 2013, as amended November 5, 2015.	Filed herewith.

11		Statement re: computation of per share earnings.	Filed herewith.

21		Subsidiaries of QLT Inc.	Filed herewith.

23		Consent of Deloitte LLP.	Filed herewith.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Dr. Geoffrey F. Cox, Interim Chief Executive Officer (Principal Executive Officer).	Filed herewith.

Exhibit	Description	Location

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Glen Ibbott, Chief Financial Officer (Principal Financial and Accounting Officer).	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Dr. Geoffrey F. Cox, Interim Chief Executive Officer (Principal Executive Officer).	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Glen Ibbott, Chief Financial Officer (Principal Financial and Accounting Officer).	Furnished herewith.

101.

The following financial statements from the QLT Inc. Annual Report on Form 10K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”):

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

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of QLT Inc. do hereby constitute and appoint Dr. Geoffrey F. Cox and W. Glen Ibbott, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable QLT Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Annual Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Dr. Geoffrey F. Cox Dr. Geoffrey F. Cox	Director and Interim Chief Executive Officer (Principal Executive Officer)	February 25, 2016

/s/ W. Glen Ibbott W. Glen Ibbott	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016

/s/ Jason M. Aryeh Jason M. Aryeh	Chairman of the Board of Directors and Director	February 25, 2016

/s/ Jeffrey Meckler Jeffrey Meckler	Director	February 25, 2016

/s/ John Kozarich John Kozarich	Director	February 25, 2016

/s/ Stephen Sabba Stephen Sabba	Director	February 25, 2016

/s/ John C. Thomas, Jr. John C. Thomas, Jr.	Director	February 25, 2016