Form 10-K/A
period 2015-12-31
QLT INC/BC
filed 2016-04-29
CIK 827809

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

As of April 29, 2016 the registrant had 52,829,398 outstanding common shares.

QLT INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2015

Table of Contents

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	3

Item 11.	EXECUTIVE COMPENSATION	7

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	30

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	33

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	34

	PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	35

Signatures		36

Exhibit 31.1

Exhibit 31.2

EXPLANATORY NOTE

QLT Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on February 25, 2016 (the “Initial Filing”), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Initial Filing by including information required by Part III
(Items 10, 11, 12, 13 and 14).

In addition, in connection with the filing of this Amendment No. 1, we are including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications.

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

Directors

Jason M. Aryeh, age 47, is the Chairman of the Board and a Director of QLT (since 2012) and serves as the Chairman of the Corporate Governance and Nominating Committee. Currently, Mr. Aryeh is the Founder and Managing General Partner of JALAA Equities, LP (since 1997), a private hedge fund focused on the biotechnology and specialty pharmaceutical sector. Mr. Aryeh also serves on the Board of Directors of Ligand Pharmaceuticals Incorporated (“Ligand”) (since 2006), a publicly-traded biotechnology company, where he serves as Chairman of the Nominating and Governance Committee, CorMatrix Cardiovascular, Inc. (“CorMatrix”) (since 2010), a privately-held medical device company, where he serves as Chairman of the Audit Committee, Aralez Pharmaceuticals Inc. (since 2016), a publicly-traded specialty pharmaceuticals company, where he serves as Chairman of the Transaction Committee, and the Cystic Fibrosis Foundation’s Therapeutics Board (since 2011). Previously, Mr. Aryeh served as a Director of both Nabi Biopharmaceuticals, prior to its merger with Biota Pharmaceuticals, Inc. (“Biota”) in November 2012, and of Myrexis, Inc. (2011 to 2013), both of which are publicly-traded biotechnology companies. Mr. Aryeh earned a B.A. in economics, with honors, from Colgate University, and is a member of the Omnicron Delta Epsilon Honor Society in economics.

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

Dr. Geoffrey F. Cox, Ph.D., age 72, is a Director of QLT (since 2012) and Interim CEO (since October 23, 2014). Dr. Cox has extensive pharmaceutical and biotechnology experience holding a broad range of senior management and board positions with private and publicly-traded companies. Dr. Cox remains the Principal of Beacon Street Advisors LLC (since 2013) which provides corporate, operational and organizational strategic advice and interim management support to life sciences companies, but is working full time for QLT. Previously, he was a partner with Red Sky Partners LLC, a life sciences consulting firm (from 2011 to 2013). Dr. Cox served as a Director (2000 to 2012) and the Non-Executive Chairman (2007 to 2012) of Nabi Biopharmaceuticals prior to its merger with Biota in 2012 and continues to serve as a Director of Biota (now Aviragen Therapeutics, Inc.), a publicly-traded anti-infective drug development company. He also served as a Director of Gallus Biopharmaceuticals LLC (2011 to 2014), a biologics contract manufacturing and development company, and currently serves as a Director of Lakewood-Amedex LLC (since 2013), a company developing novel antibiotics and RNA silencing technology. Dr. Cox was Chairman, President and CEO of GTC Biotherapeutics Inc. (now rEVO Biologics) (2001 to 2010), a company focused on the development of recombinant therapeutic proteins, including proteins for the treatment of rare diseases, using transgenic animal production technology. Prior to 2001, Dr. Cox was Executive VP, Operations, of Genzyme Corporation and later Chairman, President and CEO of Aronex Pharmaceuticals Inc. Dr. Cox is a past Chairman and current member of the Board of the Massachusetts Biotechnology Council. He previously served on the Board of the Biotechnology Industries Association and as a member of its Health Governing and Emerging Companies Sections. Dr. Cox received a B.Sc. (Hons) in biochemistry from the University of Birmingham, UK, and a Ph.D. in biochemistry from the University of East Anglia, UK.

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

Dr. John W. Kozarich, Ph.D., age 66, is a Director of QLT (since 2012) and Chairman of the Scientific Review Committee. Dr. Kozarich has over 35 years of experience in academic and pharmaceutical research. Currently, Dr. Kozarich is also Chairman and President of ActivX Biosciences, Inc. (since 2001), a wholly-owned subsidiary of the international pharmaceutical company KYORIN Pharmaceutical Co., Ltd.; Director and Chairman of Ligand (since 2003 and 2007, respectively), a publicly-traded biotechnology company; a Director of Retrophin, Inc. (since 2015), a publicly-traded biopharmaceutical company; and a Senior Scientific Advisor to KinDex Therapeutics, Inc. (since 2009), a privately-held company developing molecules that modulate key metabolic regulatory networks. Dr. Kozarich was previously a Director of Corium International Inc. (2006 to 2015), a publicly-traded transdermal drug delivery company.

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

Jeffrey A. Meckler, age 49, is a Director of QLT (since 2012), Chairman of the Compensation Committee and a member of the Audit and Risk and Corporate Governance and Nominating Committees. Mr. Meckler has over 20 years of experience in the life sciences sector. Currently, Mr. Meckler is the CEO and a Director of Cocrystal Pharma, Inc. (since March 2015 and 2014, respectively), a virology focused life sciences company. He is also a Director (since October 2014) and former Chairman (from June 2015 to March 2016) of Retrophin, Inc., which is a publicly-traded biopharmaceutical company. Previously, Mr. Meckler was Managing Director of The Andra Group (2009-2015), a life sciences consulting firm that assists clients with strategic planning and business development. Additionally, Mr. Meckler acted as a Director (2011 to 2012) and Interim-CEO (2011) of Cypress Bioscience Inc. after its acquisition by Royalty Pharma; a Director of ClearFarma USA (2010 to 2012), a private sustainable food supply research and development company; a Director of Kyalin Bioscience (2011 to 2012), a private company developing therapies for autistic spectrum disorder acquired by Retrophin, Inc.; an Investment Analyst with Ridgeback Capital Management (2007 to 2009); a Director of Alveolus Inc. (2007 to 2009), a private, coated stent company acquired by Merit Medical; and held a series of positions at Pfizer Inc. in Manufacturing Systems, Market Research, Business Development, Strategic Planning and Corporate Finance which included playing a significant role in acquisitions and divestitures (1990 to 2007). Mr. Meckler is the past President and continues to serve on the Board of Children of Bellevue, a non-profit organization focused on advocating and developing pediatric programs at Bellevue Hospital Center (since 2001) and is past President of the Alumni Board of the Carnegie Mellon Tepper School of Business (2009 to 2015). Mr. Meckler received a B.S. in Industrial Management and M.S. in Industrial Administration from Carnegie Mellon University. In addition, Mr. Meckler received a J.D. from Fordham University School of Law.

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

Dr. Stephen L. Sabba, M.D., age 56, is a Director of QLT (since 2012), Chairman of the Audit and Risk Committee and a member of the Scientific Review and Compensation Committees. Currently, Dr. Sabba is also a Partner and Health Care Portfolio Manager at Knott Partners, LP (since 2006), an investment fund, and a Director of Ligand (since 2008), a publicly-traded biotechnology company. Previously, he was a Partner and Director of Research with Kilkenny Capital Management (2001 to 2006), a Chicago-based hedge fund. Dr. Sabba received his medical degree from the New York University School of Medicine, and completed a residency in internal medicine and a fellowship in gastroenterology at the Veterans Administration Medical Center in New York City. He earned a Bachelor of Science degree with honors at Cornell University.

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

John C. Thomas, Jr., age 62, is a Director of QLT (since 2012) and is a member of QLT’s Audit and Risk, Corporate Governance and Nominating and Compensation Committees. Mr. Thomas has more than 38 years of experience in a variety of financial and accounting positions, with the last 28 years spent in the medical, pharmaceutical and device fields. Currently, Mr. Thomas also serves as Chief Financial Officer, Secretary and Director of CorMatrix (since 2001), a privately-held medical device company, and as Chief Financial Officer, Secretary and Director of Motion Reality, Inc. (since 1991), a motion capture and simulation company. Since September 2013, Mr. Thomas has served on the Board of Medovex Corporation a publicly-traded medical device company (MDVXU). Since 2014, Mr. Thomas has served on the Board of Directors of NantKwest, Inc., a publicly-traded biotechnology company (NK). In the past ten years, Mr. Thomas served as acting Chief Financial Officer for DemeRx, Inc. (2010 to 2011); as Chief Financial Officer for MRI Interventions, Inc. (1998 to 2010), MiMedx Group, Inc. (2007 to 2008) and DARA BioSciences (2003 to 2009); and as a director of MRI Interventions, Inc. (2004 to 2011) and DARA BioSciences (2012). Previously, Mr. Thomas also served as a Trustee and subsequently the Chairman of the Finance Committee of The Walker School, a private Pre-K through 12 grade school (1999 to 2012). Mr. Thomas is a Certified Public Accountant and graduated from the University of Virginia, McIntire School of Commerce with a Bachelor of Science in Commerce degree in 1975.

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

Effective January 26, 2015, Sukhi Jagpal resigned from his role as Chief Financial Officer and Glen Ibbott was appointed Interim Chief Financial Officer of QLT.  Effective November 5, 2015, Mr. Ibbott was appointed Senior Vice President, Finance and Chief Financial Officer, Dori Assaly was appointed Senior Vice President, Legal and Corporate Secretary and Lana Janes was appointed Senior Vice President, Intellectual Property and Technology Development, and Chief Patent Officer.

W. Glen Ibbott

Senior Vice President, Finance and Chief Financial Officer

Mr. Ibbott, age 53, is the Senior Vice President, Finance and Chief Financial Officer of QLT (since November 2015).  Prior to that, Mr. Ibbott served as Interim Chief Financial Officer of QLT (since January 26, 2015). Previously, Mr. Ibbott held senior finance positions with a number of U.S. and Canadian exchange-listed pharmaceutical and biotechnology companies. From 2010 to 2014, Mr. Ibbott served as Vice President of Finance (and CFO of Targeted Therapies) at Nordion Inc., a New York Stock Exchange and Toronto Stock Exchange (“TSX”)-listed global specialty health science company. From 2012 to 2014, Mr. Ibbott also served as Chairman of the Board of LCC Legacy, a private venture fund. From 2008 to 2010, Mr. Ibbott served as Corporate Controller of International Forest Products Ltd., a TSX-listed forest products company. Prior to 2008, Mr. Ibbott held senior finance and accounting positions at Angiotech Pharmaceuticals Inc., Aspreva Pharmaceuticals Corp., Inex Pharmaceuticals Corp., NetNation Communications Inc., and KPMG LLP.  In addition, Mr. Ibbott has served on the boards of various charitable organizations, including Children’s Hospital of Eastern Ontario (2012 to 2014), the Community Foundation of Ottawa (2012 to 2014) and the Mulgrave School (2009 to 2010).  Mr. Ibbott is a Canadian Chartered Accountant, a U.S. Certified Public Accountant, and has Masters of Business Administration degrees from Cornell University and Queen’s University.

Dori C. Assaly

Senior Vice President, Legal; Corporate Secretary

Ms. Assaly, age 43, is the Senior Vice President, Legal and Corporate Secretary of QLT (since November 2015).  Ms. Assaly joined QLT in 2007 as Corporate Counsel, and subsequently became Senior Corporate Counsel and Corporate Secretary. In June 2013, Ms. Assaly was promoted to Vice President, Legal Affairs and Corporate Secretary.  Ms. Assaly acts as QLT’s Privacy Officer and is the Chair of the Company’s Disclosure Practices Committee.  Prior to joining QLT, Ms. Assaly was an Associate with the Securities group in the Vancouver office of Blake, Cassels & Graydon LLP from 2001 to 2007.  Ms. Assaly holds a LL.B. from the University of British Columbia and a Bachelor of Arts in Criminology from Simon Fraser University.

Lana E. Janes

Senior Vice President, Intellectual Property and Technology Development; Chief Patent Officer

Dr. Janes, age 49, is Senior Vice President, Intellectual Property and Technology Development, and Chief Patent Officer of QLT (since November 2015).  She joined QLT in August 2005 and has held positions of increasing responsibility in intellectual property and, since 2007, has overseen all aspects of global intellectual property matters for QLT. In January 2010, Dr. Janes was appointed Vice President, Intellectual Property and Chief Patent Officer. In March 2015, Dr. Janes assumed additional responsibilities in QLT’s research & development functions and, as of September 2015, assumed responsibility for the oversight and management of all research and development related activities for QLT’s synthetic retinoid program. Dr. Janes brings over 20 years of intellectual property and pharmaceutical development experience to her roles at QLT.

Prior to joining QLT, Dr. Janes worked for several years as a registered patent agent in the Toronto offices of Blake, Cassels & Graydon LLP, and Ogilvy Renault LLP (now Norton Rose Fulbright), and has also served as an in-house patent agent at F. Hoffmann-La Roche in Basel, Switzerland, where her practice focused on the strategic development and protection of IP portfolios in the fields of pharmaceutical and biological products.

Dr. Janes received her AB in Chemistry from Harvard University and her Ph.D. in organic chemistry from McGill University, where she also conducted post-Doctoral work in the field of biological organic chemistry. Dr. Janes is also a registered patent agent in both Canada and the United States. She is an author of numerous scientific publications in the field of organic and medical chemistry and worked for several years as a synthetic organic chemist in the chemical and food industries. Dr. Janes currently serves on the Board of Phoenix Molecular Designs, a privately held pharmaceutical company located in Vancouver, Canada.

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

To our knowledge, based solely on our review of the copies of such reports received by us or written representations from certain reporting persons that no Form 5s were required for such persons, we believe that during 2015 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% beneficial owners were complied with.

Corporate Code of Ethics and Code of Exemplary Conduct

QLT has adopted a Code of Ethics which is applicable to all directors, officers and employees of QLT, as well as a Code of Exemplary Conduct which applies to the Chairman, directors, executive officers and all senior financial managers, internal legal counsel and human resources managers of QLT. The Code of Ethics and Code of Exemplary Conduct are available on QLT’s website at www.qltinc.com. QLT intends to satisfy the disclosure requirements regarding any amendments to or waiver from, a provision of our Code of Ethics or Code of Exemplary Conduct for its principal executive, financial and accounting officers (or persons performing similar functions) by posting such information on www.qltinc.com.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Compensation Committee administers the compensation policies and programs for QLT’s named executive officers. A summary discussion of the 2015 named executive officer compensation actions taken by the Compensation Committee follows in this Compensation Discussion and Analysis report. Our named executive officers for 2015 are as follows:

•                  Dr. Geoffrey F. Cox, Interim Chief Executive Officer

•                  W. Glen Ibbott, Senior Vice President, Finance and Chief Financial Officer

•                  Dori C. Assaly, Senior Vice President, Legal; Corporate Secretary

•                  Dr. Lana E. Janes, Senior Vice President, Intellectual Property and Technology Development; Chief Patent Officer

•                  Sukhi Jagpal, Former Chief Financial Officer

At QLT’s 2015 annual general meeting (“2015 AGM”), its shareholders approved by 90%, in a non-binding advisory vote, the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement for its 2015 AGM. In the prior year at QLT’s 2014 annual general meeting (“2014 AGM”), its shareholders approved by 96%, in a non-binding advisory vote, the compensation of the Company’s named executive officers as disclosed in the Company’s proxy statement for its 2014 AGM. As the 2015 AGM did not occur until January 2016, the Compensation Committee considered the 2014 shareholder advisory vote in setting 2015 executive compensation.  The Compensation Committee will consider the 2015 shareholder advisory vote in setting 2016 executive compensation.

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

The Compensation Committee obtains information from a number of sources, including North American surveys and reports on executive compensation in the biotechnology industry, as well as internally generated reports of executive compensation practices of a sub-group of biotechnology companies of similar size and market capitalization. To assist with its evaluation of executive compensation, the Compensation Committee has the authority to retain independent compensation consultants. The Compensation Committee has engaged Radford, an Aon Hewitt Company (“Radford”), to provide independent director and executive compensation assessments and recommendations to the Compensation Committee. Radford provides data on the compensation and relative performance of peer companies, provides opinions on the degree to which our compensation arrangements are consistent with market practices and our objectives, consults on other compensation matters as needed and, if applicable, recommends compensation guidelines and provides suggestions on program design. Additionally, a representative from Radford attends Compensation Committee meetings when requested by the Compensation Committee.

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

Determining Compensation

Compensation Consultant and Peer Group. In November 2014 and September 2015, the Compensation Committee engaged Radford to provide market data and a comprehensive executive compensation assessment intended to help inform our Compensation Committee in establishing 2015 executive compensation. Specifically, in November 2014, the Compensation Committee engaged Radford to assist our Compensation Committee in establishing 2014 equity grants in connection with the Company’s annual general meeting of shareholders held on December 15, 2014 and director and executive compensation for 2015.

The following 19 public companies located in North America comprised our November 2014 peer group (the “November 2014 Peer Group”) and were considered comparable to QLT based on size (less than 100 employees), market capitalization (generally between $100 and $600 million), and stage of product pipelines (phase I/II development stage companies):

Canadian Peer Company	U.S. Peer Companies

Aurinia Pharmaceuticals Inc. Nymox Pharmaceutical Corporation Transition Therapeutics Inc.

ChemoCentryx, Inc.
Conatus Pharmaceuticals Inc.
Eleven Biotherapeutics, Inc.
Endocyte, Inc.
Fibrocell Science, Inc.
Five Prime Therapeutics, Inc.
Geron Corporation
Idera Pharmaceuticals, Inc.
Mirati Therapeutics, Inc.
Ocata Therapeutics Inc.
Regulus Therapeutics Inc.
Sangamo BioSciences, Inc.
Sarepta Therapeutics Inc.
Sunesis Pharmaceuticals, Inc.
Threshold Pharmaceuticals, Inc.
ZIOPHARM Oncology, Inc.

In September 2015, the Compensation Committee engaged Radford to update our peer group and assist our Compensation Committee in evaluating our 2015 executive compensation and director compensation programs, including equity awards. The following 22 public companies located in North America comprised our September 2015 peer group (the “September 2015 Peer Group”) and were considered comparable to QLT based on size (less than 100 employees), market capitalization (generally between $75 and $500 million), and stage of product pipelines (pre-commercial phase II/III):

Canadian Peer Company	U.S. Peer Companies

Aurinia Pharmaceuticals Inc. Nymox Pharmaceutical Corporation Transition Therapeutics Inc.

Aerie Pharmaceuticals, Inc.
Avalanche Biotechnologies Inc.
ChemoCentryx, Inc.
Conatus Pharmaceuticals Inc.
Cytokinetics Inc.
Eleven Biotherapeutics, Inc.
Endocyte, Inc.
Fibrocell Science, Inc.
Five Prime Therapeutics, Inc.
Geron Corporation
Idera Pharmaceuticals, Inc.
Mirati Therapeutics, Inc.
Ocata Therapeutics Inc.
OHR Pharmaceutical, Inc.
Regulus Therapeutics Inc.
Sangamo BioSciences, Inc.
Sunesis Pharmaceuticals, Inc.
Threshold Pharmaceuticals, Inc.
ZIOPHARM Oncology, Inc.

Base Salary

Annual base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance within QLT. Actual salaries reflect the Compensation Committee’s consideration of numerous factors, including the individual named executive officer’s experience, length of service, position criticality, scope of responsibilities, leadership skills and performance. In determining whether to increase the base salary for a particular executive officer, the Compensation Committee considers a variety of factors, including the results of each executive officer’s individual goal achievement and overall performance, comparative survey data, along with the other elements of compensation received by our executive officers.

Principal Executive Officer

Effective October 23, 2014, Dr. Geoffrey Cox assumed the position of “Principal Executive Officer” upon his appointment to Interim Chief Executive Officer. Dr. Cox receives an annual base salary. For 2015, Dr. Cox was not awarded a cash incentive opportunity under our cash incentive compensation program in connection with his role as Interim Chief Executive Officer given the expected short term nature of the role.

Annual Cash Incentive Compensation

The Compensation Committee’s compensation philosophy for 2015 (other than with respect to Dr. Cox as Interim Chief Executive Officer) included a pay-at-risk component under the annual cash incentive compensation program. The annual cash incentive award represents income at risk — it is only paid if and to the extent certain goals and objectives are met. The annual cash incentive compensation award that each executive officer is eligible to receive is based on a pre-determined target percentage of his or her base salary, determined in accordance with market data and taking into account the scope and level of responsibility of each executive. The Compensation Committee also believes that the success of QLT is based, in part, on the achievements of the executive officers as a group and, therefore, the target annual award percentage is determined by considering competitive rates of incentive compensation for the executive officers as a group and not just on a position-specific basis.

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

In connection with executive officer promotions, following a review of the September 2015 Peer Group and each executive officer’s scope and level of responsibility within QLT, and in an effort to maintain internal parity, on November 5, 2015, the Board, upon recommendation of the Compensation Committee, adjusted the target annual award percentage for its Senior Vice Presidents and its Chief Financial Officer from 35% to 40% of base salary.

The amount of annual cash incentive compensation that our executive officers were eligible to receive for 2015 was as follows:

Level	Target Bonus (as a % of base salary)	Range of Possible Bonus Payment (as a % of base salary)	Weighting between Corporate and Individual Goals
Dori Assaly, Senior Vice President, Legal; Corporate Secretary	35 - 40%	0 - 45%	75% Corporate / 25% Individual
Glen Ibbott, Senior Vice President, Finance and Chief Financial Officer	35 - 40%	0 - 45%	75% Corporate / 25% Individual
Lana Janes, Senior Vice President, Intellectual Property and Technology Development; Chief Patent Officer	35 - 40%	0 - 45%	75% Corporate / 25% Individual

The Board, following the recommendation of the Compensation Committee, determined that executive officers could generally attain between 0% and 100% of corporate and individual goals depending on their performance, with the potential to attain up to 125% under exceptional circumstances.

Cash Retention Bonus Program

Maintaining a strong, focused executive team is critical to the Company’s continued progress. In December 2014, the Board determined that the Company’s annual incentive awards were insufficient to achieve this objective and that, given the significant headcount reductions that had occurred over the course of the recent prior years, the Company was at-risk with respect to competition for, and potential departures of, key executive officers.

Accordingly, in December 2014, the Board, following consultation with Radford and upon the recommendation of the Compensation Committee, approved the following one-time cash retention bonuses to its executive officers, other than Dr. Cox and Mr. Jagpal, to retain these individuals: Mr. Ibbott - 36% of base salary (C$100,000), Ms. Assaly - 50% of base salary (C$131,200) and Dr. Janes - 50% of base salary (C$131,400). In reaching this decision, the Board determined that modest cash retention bonuses would be more effective in achieving the goal of retaining key executives in the near-term than equity awards, which vest over a longer period and are of uncertain value. The Board also determined that the continued employment of these executives was critical to the Company’s success going forward.

Cash retention payments were payable in January 2016, if the executive officer was an active employee of the Company up to December 31, 2015, or upon the executive officer’s departure, if the Company terminated the executive officer’s employment without cause prior to December 31, 2015. In addition, cash retention payments were prorated if the executive officer was on a leave during the bonus period for any reason except approved vacation. See 2015 Summary Compensation Table below.

Officer Promotions and Annual Cash Compensation Review

In connection with the appointment of Dr. Cox to Interim Chief Executive Officer in October 2014, the Compensation Committee engaged Radford to provide market data and assist in determining compensation for Dr. Cox that was competitive and consistent with best practices. Due to the fact that Dr. Cox’s role as Interim CEO was considered short term at the time, the Compensation Committee did not request Radford to provide a formal report to the Compensation Committee or update the Company’s relevant peer group at that time.  In 2015, Dr. Cox’s base salary was determined to fall near the 25th percentile of the September 2015 Peer Group.  Given the continued interim nature of the appointment, the Board did not adjust Dr. Cox’s cash compensation in 2015. Dr. Cox was not eligible to participate in the annual cash incentive compensation program.

Mr. Ibbott was appointed as Interim Chief Financial Officer of the Company on January 26, 2015.  According to the November 2014 Peer Group, Mr. Ibbott’s base salary was positioned below the 25th percentile and his target annual award percentage was positioned at the 50th percentile for comparable positions.  In approving Mr. Ibbott’s total cash compensation for 2015, the Board, upon the recommendation of the Compensation Committee, considered many factors, including the other components of Mr. Ibbott’s total compensation package, the importance of the position for the Company and the interim nature of the appointment.

On November 5, 2015, Mr. Ibbott was promoted to Senior Vice President, Finance and Chief Financial Officer of the Company. In connection with his promotion, the Board, following the recommendation of the Compensation Committee, increased Mr. Ibbott’s salary from CAD$275,000 (US $214,995) to CAD$300,000 (US $234,540) and increased his target annual award percentage from 35% to 40% of his base salary. Mr. Ibbott’s increases put his total cash compensation below the 25th percentile of the Company’s September 2015 Peer Group for total cash compensation due to the decline in value of the Canadian dollar as compared to the US dollar.

On November 5, 2015, Ms. Assaly was appointed as Senior Vice President, Legal; Corporate Secretary. In connection with her promotion, the Board, following the recommendation of the Compensation Committee, increased Ms. Assaly’s salary from CAD$262,444 (US $205,179) to CAD$300,000 (US $234,540) and increased her target annual award percentage from 35% to 40% of her base salary. Ms. Assaly’s increases put her total cash compensation below the 25th percentile of the Company’s September 2015 Peer Group for total cash compensation due to the decline in value of the Canadian dollar as compared to the US dollar.

On November 5, 2015, Dr. Janes was appointed as Senior Vice President, Intellectual Property and Technology Development; Chief Patent Officer. In connection with her promotion, the Board, following the recommendation of the Compensation Committee, increased Dr. Janes’ salary from CAD$262,795 (US $205,453) to CAD$300,000 (US $234,540) and increased her target annual award percentage from 35% to 40% of her base salary. Dr. Janes’ increases put her total cash compensation below the 25th percentile of the Company’s September 2015 Peer Group for total cash compensation due to the decline in value of the Canadian dollar as compared to the US dollar.

For more information, refer to the Employment Agreements, Post-Employment Compensation and Change in Control Arrangements section below.

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

Corporate Goals. Each year, the criteria for assessing QLT’s performance are: (i) developed by the Interim Chief Executive Officer in consultation with management, (ii) reviewed and approved by the Compensation Committee, (iii) approved by the Board, and (iv) communicated to the participants. In early 2015, on the recommendation of the Compensation Committee, the Board approved specific corporate goals for QLT to achieve. The 2015 corporate goals were qualitative rather than financial in nature given the fact that QLT’s product pipeline is in the pre-commercial phase of development. QLT’s corporate goals are described below and are weighted from 0-100% in relative allocation. As noted above, for 2015, the Board, following the recommendation of the Compensation Committee, determined that executive officers could generally attain between 0% and 100% of corporate and individual goals depending on their performance, with the potential to attain up to 125% for individual goals under exceptional circumstances.

The following is a description of the 2015 corporate goals:

•                  Strategic Transactions: 35% - Analyze, support and complete a review of strategic alternatives, and support and execute any strategic transaction as determined by the Board.

•                Operational Activities: 25% - Review and modify facilities and certain operations consistent with strategic goals, determinations and outcomes.

•                  Synthetic Retinoid Program: 40% - Achieve specific milestones related to the regulatory and clinical development progress for QLT091001, the Company’s synthetic retinoid, including evaluating the opportunity for conditional approval with the European Medicines Agency (“EMA”), completing development studies, regulatory meetings and submissions, and conducting preparation activities for the initiation of a pivotal trial for QLT091001.

2015 Corporate Goal Achievement

In determining goal achievement, the Interim Chief Executive Officer presents a recommendation to the Compensation Committee for performance bonuses based on the results achieved as compared to targets established for a particular fiscal year. The Compensation Committee has the discretion to award bonuses that correspond to that level of achievement, or to modify the award payable if it believes a modification would be in the best interests of QLT and its shareholders. In performing its assessment, the Compensation Committee may also consider market, business or organizational factors that may have impacted achievement of a specific goal.

In early 2016, the Compensation Committee considered the performance of QLT relative to the corporate objectives set in early 2015. Based on the assessment of QLT’s performance and achievements against the corporate goals, the Board, upon recommendation of the Compensation Committee, determined that QLT achieved 86.75% of its 2015 corporate objectives. The following chart illustrates the weighting and level of achievement of each of the 2015 corporate goals:

Goal	Weighting	Achievement
Strategic Transactions	35%	90%
Operational Activities	25%	85%
Synthetic Retinoid Program	40%	85%

In evaluating QLT’s performance against the goals established for 2015, and determining the extent to which those goals were successfully achieved, the Compensation Committee considered the following factors, among others:

•                  Strategic Transactions: The following was achieved in 2015:

Following a comprehensive review of strategic alternatives, on June 8, 2015, the Company entered into an Agreement and Plan of Merger (as amended, the “InSite Merger Agreement”) among QLT, InSite Vision Incorporated, a Delaware corporation (“InSite”), and Isotope Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of QLT. InSite is an ophthalmic product development company advancing products to address unmet eye care needs. Under the terms of the InSite Merger Agreement, InSite would have become an indirect wholly owned subsidiary of QLT, and InSite stockholders would have received QLT common shares based on an exchange ratio equal to 0.078 of a QLT common share per share of InSite common stock, subject to a collar mechanism (the “InSite Merger”).

On September 15, 2015, the InSite Merger Agreement was terminated after InSite notified QLT that its board of directors had determined that a second unsolicited offer (as amended, the “Sun Proposal”) from Sun Pharmaceuticals Industries Ltd. (“Sun”) was superior to the proposed InSite Merger with QLT. The Sun Proposal was an all-cash offer to acquire InSite for $0.35 per share of InSite common stock. As a result, InSite notified QLT that it was exercising its right to terminate the InSite Merger Agreement in order to enter into an agreement with Sun, and InSite paid QLT a termination fee of $2.7 million.

Concurrent with the execution of the InSite Merger Agreement, on June 8, 2015 the Company entered into a Share Subscription Agreement (as amended) with other co-investors, providing for an investment of $45 million into common shares (“Aralez Shares”) of Aralez Pharmaceuticals Inc., newly formed by the business combination of Tribute Pharmaceuticals Canada Inc. and POZEN Inc. (the “Aralez Merger”), at a purchase price per share equal to: (a) the lesser of (i) US$7.20, and (ii) a five percent (5%) discount off the five day volume weighted average price per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than US$6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. As announced on June 8, 2015, the Company intended to acquire the Aralez Shares in order to distribute the Aralez Shares to its shareholders as a special distribution (the “Special Distribution”).  The Company’s shareholders were also given the opportunity to receive, in lieu of their pro rata entitlement to Aralez Shares, cash up to a maximum aggregate amount of $15 million.  In order to fund the $15 million cash component, on June 8, 2015 the Company entered into a backstop agreement (as amended, the “Backstop Agreement”) with each of the following (the “Backstop Purchasers”): Broadfin Healthcare Master Fund Ltd., JW Partners, LP and JW Opportunities Master Fund Ltd..  Pursuant to the Backstop Agreement, the Backstop Purchasers agreed to acquire up to $15 million of Aralez Shares from the Company at the same price paid by the Company for the Aralez Shares.

On February 5, 2016, the Aralez Merger was consummated and QLT acquired 7,200,000 Aralez Shares at a price of US$6.25 per share for a total investment of $45 million.  On March 17, 2016, the Company completed the sale of 2,400,000 Aralez Shares to the Backstop Purchasers for total cash consideration of $15 million in order to fund the cash component of the Special Distribution. The Company completed the Special Distribution of the remaining Aralez Shares and $15 million in cash in lieu of Aralez Shares to the QLT Shareholders on April 5, 2016 by way of a reorganization of share capital, which permitted a tax efficient return of capital to shareholders.

In addition, concurrent with the execution of the InSite Merger Agreement, on June 8, 2015 the Company entered into a Share Purchase and Registration Rights Agreement (as amended) with certain third parties pursuant to which such third parties agreed to acquire an aggregate of 10,695,187 common shares of QLT at a purchase price of $1.87 per QLT common share (the “Private Placement”) following completion of the other transactions announced on June 8, 2015, including the Special Distribution. As a result of the termination of the InSite Merger Agreement and the Board’s determination that the Company’s current cash requirements do not justify the dilution that would have been caused by the Private Placement, the Company elected to terminate the Private Placement on April 28, 2016.

The Compensation Committee assigned 35% of the 2015 corporate goals to the Strategic Transactions goal. In determining the extent to which we met this goal, the Compensation Committee acknowledged the extensive efforts undertaken by management to complete an exhaustive review of strategic alternatives, which ultimately resulted in the signing of multiple transactions that were designed to create significant liquidity and create near and long term value for the QLT shareholders.  The Compensation Committee acknowledged that the distribution of Aralez Shares to QLT shareholders provides shareholders with the opportunity to participate in the growth of a newly formed commercial-stage specialty pharmaceutical company, and together with the $15 million cash in lieu of Aralez Shares, resulted in a tax efficient return of capital to the QLT shareholders. The Compensation Committee also noted that the termination of the InSite Merger resulted from the Sun Proposal, an event beyond management’s control, and consequently determined that, in recognition of management’s efforts towards these transactions, QLT achieved 31.50% out of the targeted 35% with respect to this goal.

•                  Operational Activities: The following objectives were achieved in 2015:

•                  Reviewed organizational needs and executed plan to meet QLT’s future strategic and operational objectives.

•                  Executed transition to new facility.

•               Developed and executed on a plan to transition analytical laboratory functions to external contract research organizations by September 30, 2015.

The Compensation Committee assigned 25% of the 2015 corporate goals to the Operational Activities goal. Given that we achieved the three most value-enhancing operational objectives, despite the fact that we did not favorably resolve our dispute with Valeant Pharmaceuticals International, Inc. pertaining to the Qcellus™ laser, the Compensation Committee determined that we achieved 21.25% out of the targeted 25% with respect to this goal.

•                  Synthetic Retinoid Program: The following principal clinical and regulatory development objectives to advance QLT’s synthetic retinoid program were achieved in 2015:

•                  Met with European Union regulatory authorities to evaluate the opportunity for conditional approval with the EMA.

•                  Completed process development studies to enable production of primary stability batches.

•                  Advanced start-up activities and manufactured drug product in order to progress QLT091001 toward pivotal trial.

•                  Commenced QLT’s natural history study of visual function in subjects with certain inherited retinal diseases.

The Compensation Committee assigned 40% of the 2015 corporate goals to the Synthetic Retinoid Program goal. As we deferred the reapplication to the FDA for breakthrough therapy designation until after the completion of the natural history study and did not complete all clinical trial activities required to initiate a pivotal trial in Q1 2016, the Compensation Committee determined that we achieved 34% out of the targeted 40% with respect to this goal.

2015 Individual Goal Achievement and Total Cash Incentive Compensation. The extent to which individual goals have been achieved or exceeded is determined largely from the annual performance recommendations for each of the other named executive officers prepared by the Interim Chief Executive Officer, and recommended by the Compensation Committee to the Board for approval.

Senior Vice President, Finance and Chief Financial Officer. In 2015, individual goals were established for Mr. Ibbott including goals related to (i) supporting potential strategic activities, (ii) effectively managing financial reporting and internal controls, and (iii) executing the transition to a new facility. Mr. Ibbott was assessed as having met or exceeded each of these goals, to achieve, overall by percentage, 115% of his individual goals for 2015.

Based upon the achievement of the corporate goals and his individual goals, and the relative weighting between them, Mr. Ibbott was awarded a cash incentive compensation amount for 2015 equal to CAD $92,784 (USD $72,539), which represented approximately 33% of his actual base salary for 2015.

Senior Vice President, Intellectual Property and Technology Development; Chief Patent Officer. In 2015, individual goals were established for Dr. Janes including goals related to (i) assisting and advising on intellectual property, regulatory and scientific related aspects of various strategic alternatives, (ii) developing and overseeing the execution of a plan to transition internal analytical laboratory functions and facilities to external contract research organizations, (iii) advancing and strengthening QLT’s intellectual property portfolio, and (iv) supporting development activities to further advance the synthetic retinoid program. Commencing in October 2015, Dr. Janes’ R&D responsibilities were expanded to include managing and providing oversight of clinical operations and all other R&D functions. Dr. Janes was assessed as having met or exceeded each of these goals in addition to her expanded R&D responsibilities, to achieve, overall by percentage, 125% of her individual goals for 2015.

Based upon the achievement of the corporate goals and her individual goals, and the relative weighting between them, Dr. Janes was awarded a cash incentive compensation amount for 2015 equal to CAD $92,801 (USD $72,552), which represented approximately 35% of her actual base salary for 2015.

Senior Vice President, Legal; Corporate Secretary. In 2015, individual goals were established for Ms. Assaly including goals related to (i) supporting potential strategic activities, (ii) ensuring the preparation, review, approval and filing of continuous disclosure documents, (iii) overseeing all operational legal matters and managing legal risk, (iv) providing effective and efficient Board and Committee Secretary services, and (v) supporting the Compensation Committee’s annual review of director and executive compensation and the review of the employee equity program. Ms. Assaly was assessed as having met or exceeded each of these goals, to achieve, overall by percentage, 115% of her individual goals for 2015.

Based upon the achievement of the corporate goals and her individual goals, and the relative weighting between them, Ms. Assaly was awarded a cash incentive compensation amount for 2015 equal to CAD $90,295 (USD $70,593), which represented approximately 34% of her actual base salary for 2015.

Equity Awards

Consistent with our compensation philosophy of attracting, retaining and motivating our named executive officers to deliver sustainable long-term value, equity compensation typically represents a significant portion of named executive officer total compensation at QLT. The amount and type of equity awards are intended to align QLT’s named executive officers’ interests with shareholder interests by rewarding our named executive officers for driving sustained increases in the value of the Company’s common shares. These equity-based awards also serve as a retention incentive. In setting the equity compensation levels of the executive officers (other than Dr. Cox), the Compensation Committee considers numerous factors, including market data, prior grants of stock options to the executive officer, the level of responsibility and expected future contributions of the executive officer, the performance of the named executive officer in the year, the total cash compensation level of the executive officer, the fair value of long-term incentives awarded to executives in similar positions in a comparator group, and the ability of stock options to retain named executive officers.

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

The 2000 Plan is administered by the Compensation Committee. The Compensation Committee or the Board of Directors (upon the recommendation of the Compensation Committee) is authorized to grant equity awards. Generally, except in the case of awards for new hires and specific circumstances described below, equity awards are decided once a year at a regularly scheduled meeting approximate to the annual general meeting of shareholders.  Under the 2000 Plan, awards are deemed to be granted on the date that the Compensation Committee or the Board of Directors, as applicable, authorizes the grant or such later date as may be determined by the Compensation Committee or the Board of Directors, as applicable, at the time that the grant is authorized. All awards are granted after the market close on the date of grant and the exercise price of stock options will not be less than the closing price on the TSX on the date of grant. RSUs may be granted pursuant to the 2000 Plan with no consideration from the participant. RSUs are generally subject to vesting conditions, including continued employment. The Board of Directors did not grant any RSUs to employees during 2015.

Except as described below, all currently outstanding options granted to QLT’s executive officers are exercisable for a term of ten years and vest in 36 equal monthly installments. In QLT’s view, monthly vesting over three years facilitates retention while also providing a program that is consistent with market practices to attract and retain talent. In addition, in the event of a change of control, there is no automatic acceleration of options, however, the Board of Directors may, in its discretion, accelerate the vesting of all or a portion of any unvested options. These terms provide executives with certain financial incentives that enhance the Company’s ability to attract and retain key employees.

Upon his appointment as Interim Chief Executive Officer, on October 29, 2014 Dr. Cox was awarded, upon recommendation by the Compensation Committee, 150,000 stock options. Unlike other options granted to QLT’s executive officers, these options vested in six monthly installments in order to immediately align Dr. Cox’s interests with those of the shareholders, and to incentivize near-term stock price performance during his tenure. The options will expire, if unexercised, on the 90th day after the cessation of his service as an employee and director of QLT.

In December 2014, the Board of Directors, upon the recommendation of the Compensation Committee and following consultation with Radford, approved stock option grants to most of QLT’s employees to enhance motivation and retention in light of the Company’s reduced size, streamlined operations and the termination of a Merger Agreement that had been executed between the Company and Auxilium Pharmaceuticals Inc. in September 2014.  Ms. Assaly and Dr. Janes (prior to their promotions to named executive officer positions in November 2015) were each granted 100,000 stock options, exercisable for ten years and vesting in 36 equal monthly installments.

Upon his appointment in January 2015, Mr. Ibbott was awarded, upon recommendation by the Compensation Committee, 100,000 stock options.  According to Radford, Mr. Ibbott’s new hire stock option grant was below the 25th percentile of the November 2014 Peer Group, which reflected at that time the interim nature of his appointment.

In June 2015, in connection with the execution of the InSite Merger Agreement and the investment in and subsequent distribution of the Aralez Shares as described above under 2015 Corporate Goal Achievement, the Board authorized the immediate accelerated vesting of all issued and outstanding stock options and RSUs, including the stock options and RSUs held by named executive officers and directors. This was intended to allow all grantees the opportunity to participate in the Company’s special election distribution of the Aralez Shares and also to account for the decrease in the Company’s share price that was anticipated to occur as a result, thereby rendering all outstanding stock options “out-of-the money”.

Other than the new hire stock option grant to Mr. Ibbott in January 2015 described above, stock options and other equity grants that may otherwise have been awarded to executive officers and other employees in 2015 were deferred due to the Company’s special election distribution of the Aralez Shares that was pending throughout 2015 and the decrease in the Company’s share price that was anticipated to occur as a result.

In accordance with historical annual practice, upon recommendation of the Compensation Committee, on November 4, 2015 the Board approved awards of 100,000 stock options to each of the executive officers, including Dr. Cox, subject to certain future events and conditions.  These grants are not reflected in the 2015 Summary Compensation Table or the Grants of Plan Based Awards table below as they have not yet been awarded.

Minimum Share Ownership Guidelines for Executive Officers.

To further align our executives’ financial interests with those of our shareholders, the Board, on the recommendation of the Compensation Committee, has approved share ownership guidelines for executive officers, encouraging share ownership as follows within five years after the later of (i) the date the executive officer is hired; and (ii) the date the executive officer assumes a new position as an executive officer:

•                  Chief Executive Officer: an amount equal to 1.5 times the CEO’s annual base salary; and

•                  Other executive officers: an amount equal to 0.5 times the executive officer’s annual base salary.

The value of QLT “in-the-money” vested stock options held by the executive is counted towards fulfilling the share ownership guidelines. The value of the shares owned for the purposes of fulfilling the share ownership guidelines is determined as the greater of the acquisition cost or the market value at the time of the determination. Compliance with the share ownership guidelines is evaluated on an annual basis by the Corporate Governance and Nominating Committee. Assuming that Dr. Cox serves as Interim CEO for a short term period until the appointment of a permanent Chief Executive Officer, he will not be required to fulfill the share ownership guidelines set for the Chief Executive Officer. Given the appointment of Mr. Ibbott, Ms. Assaly and Dr. Janes as executive officers in 2015, they are not yet required to meet the guidelines.

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

COMPENSATION COMMITTEE

Jeffrey A. Meckler (Chairman)
Dr. Stephen L. Sabba
John C. Thomas, Jr.

Compensation of Executive Officers

Where our executive officers are paid in Canadian dollars, their compensation has been translated into U.S. dollars for reporting purposes in the tables below.

2015 Summary Compensation Table

The following table summarizes total compensation earned by QLT’s named executive officers for 2015, 2014 and 2013. With the exception of Dr. Cox, who receives a portion of his salary in U.S. dollars, all other salary amounts in the table below were paid in Canadian dollars and have been converted into U.S. dollars for reporting purposes.

Name	Principal Position	Year	Salary (6)	Bonus (7)	Option Awards (8)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Dr. Geoffrey F. Cox	Interim Chief Executive Officer and	2015	$480,000	$—	$—	$—	$704	(9)	$480,704
	Principal Executive Officer (1)	2014	$94,398	$—	$287,965	$—	$92,899	(10)	$475,262
W. Glen Ibbott	Senior VP Finance, Chief Financial Officer and	2015	$217,964	$78,180	$165,742	$72,539	$9,745	(11)	$544,170
	Principal Financial and Accounting Officer (2)
Dori Assaly	Senior VP Legal and Corporate Secretary (3)	2015	$209,639	$95,471	$—	$70,593	$24,179	(12)	$399,882
Dr. Lana Janes	Senior VP Intellectual Property and Technology	2015	$209,872	$102,728	$—	$72,552	$22,375	(13)	$407,527
	Development and Chief Patent Officer (4)
Sukhi Jagpal	Former Chief Financial Officer and	2015	$13,406	$—	$—	$4,566	$207,697	(14)	$225,669
	Principal Financial and Accounting Officer (5)	2014	$226,388	$—	$—	$77,106	$26,372	(15)	$329,866
		2013	$233,844	$—	$211,650	$90,049	$18,919	(16)	$554,462

*

Note: Where amounts shown were paid or priced in Canadian dollars, amounts set out in the Summary Compensation Table reflect the U.S. dollar equivalent of those amounts, converted using an average of noon buying rates published by the Federal Reserve Bank of New York, for each respective year as follows: 2015 - US$1.00 = C$1.2791; 2014 - US$1.00 = C$1.1043 and 2013 - US$1.00 = C$1.0300.

(1)	Dr. Geoffrey Cox was appointed Interim Chief Executive Officer on October 23, 2014.

(2)	Mr. Ibbott was appointed Interim Chief Financial Officer on January 26, 2015 and Senior Vice President, Finance and Chief Financial Officer on November 5, 2015.

(3)	Ms. Assaly was appointed Senior Vice President, Legal and Corporate Secretary on November 5, 2015.

(4)	Dr. Janes was appointed Senior Vice President, Intellectual Property and Technology Development and Chief Patent Officer on November 5, 2015.

(5)	Mr. Jagpal was appointed Chief Financial Officer on February 27, 2013. His employment with QLT terminated on January 26, 2015 following his resignation on November 26, 2014.

(6)

With the exception of Dr. Cox, who receives a portion of his salary in U.S. dollars, all other salary amounts were paid in Canadian dollars and have been converted into U.S. dollars for reporting purposes. The 2015 base salary amounts for Mr. Ibbott, Ms. Assaly and Dr. Janes reflect the salary increases which took effect on November 5, 2015 - for more information refer to the Employment Agreements, Post-Employment Compensation and Change in Control Agreements section below. Dr. Cox’s 2014 base salary amount reflects the amount that he was paid from October 23, 2014, the date of his appointment to Interim Chief Executive Officer, to December 31, 2014. Following Mr. Jagpal’s appointment to Chief Financial Officer on February 27, 2013, the Board of Directors increased his annual base salary from C$192,500 to C$250,000. The year over year declines in Mr. Jagpal’s annual base salary are due in part to the deterioration of the Canadian to U.S. dollar exchange rates and his resignation on January 26, 2015.

(7)	Reflects 2015 retention bonuses paid in early 2016. For more information refer to the Employment Agreements, Post-Employment Compensation and Change in Control Agreements section below.

(8)

Represents the grant date fair value of options granted calculated using the Black Scholes option pricing model, in accordance with ASC Topic 718 for share based payment transactions. For a discussion of the assumptions used in the valuation of the options granted in each respective year, refer to Note 10 — Share Capital of QLT’s 2015 consolidated financial statements on Form 10-K filed with the SEC on February 25, 2015. For a summary of stock options exercised by named executive officers during 2015, refer to the 2015 Options Exercised and Stock Vested section below.

(9)	Amount reported consists of reimbursement of Dr. Cox’s tax advisor fees paid in connection with the preparation of Dr. Cox’s 2015 Canadian tax return.

(10)

Represents director fees earned or paid in cash in 2014 prior to Dr. Cox’s appointment as Interim Chief Executive Officer on October 23, 2014. For a breakdown of these director fees, see the Directors Compensation section below.

(11)	Amount reported consists of $9,745 contribution matched under QLT’s RRSP matching program.

(12)	Amount reported consists of (i) $9,745 contribution matched under QLT’s RRSP matching program, and (ii) a payment of $14,434 for 2015 accrued vacation.

(13)	Amount reported consists of (i) $9,745 contribution matched under QLT’s RRSP matching program, and (ii) a payment of $12,629 for 2015 accrued vacation.

(14)

Amount reported primarily consists of Mr. Jagpal’s $205,195 severance and termination payment, which includes a $195,450 (C$250,000) lump-sum payment and $9,745 (C$12,465) of RRSP matching contributions. For more details about these components of Mr. Jagpal’s severance and termination package, refer to the Employment Agreement with Sukhi Jagpal section below. The remaining balance of $2,502 consists of Mr. Jagpal’s $1,564 (C$2,000) of vacation pay and $938 (C$1,200) of RRSP matching contributions.

(15)	Amount reported consists of (i) the $10,989 contribution matched under QLT’s RRSP matching program, and (ii) 2014 accrued vacation of $15,383, which was paid to Mr. Jagpal on January 30, 2015.

(16)	Amount reported consists of (i) the $11,563 contribution matching under QLT’s RRSP matching program and (ii) a payment of $7,356 for accrued vacation.

Grants of Plan-Based Awards for the Fiscal Year Ended December 31, 2015

The following table provides information related to grants of awards to named executive officers in 2015.

		Estimated Future Payouts Under Non-Equity Incentives Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Grant Date	Target (1)	Maximum (1)		Options	($/Sh) (7)	Awards (7) (8)
Dr. Geoffrey F. Cox		$—	$—	(2)	—	$—	$—
W. Glen Ibbott	January 6, 2015	$—	$—		100,000	$3.78	$165,742
W. Glen Ibbott		$78,104	$97,629	(3)	—	$—	$—
Dori Assaly		$75,188	$93,985	(4)	—	$—	$—
Dr. Lana Janes		$75,270	$94,087	(5)	—	$—	$—
Sukhi Jagpal	—	$—	$—	(6)	—	$—	$—

*

Note: Where amounts shown were paid or priced in Canadian dollars, they have been converted to U.S. dollars for disclosure purposes using an average of 2015 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.2791.

(1)

Amounts represent the annual Target and Maximum for QLT’s cash incentive compensation program for 2015. There is no threshold minimum amount that could be paid as an incentive bonus under QLT’s cash incentive compensation program for 2015.

(2)	In accordance with Dr. Cox’s employment agreement with QLT, he does not participate in QLT’s cash incentive compensation program.

(3)	The actual amount paid to Mr. Ibbott under QLT’s cash incentive compensation program for 2015 was US$72,539 (C$92,784).

(4)	The actual amount paid to Ms. Assaly under QLT’s cash incentive compensation program for 2015 was US$70,593 (C$90,295).

(5)	The actual amount paid to Dr. Janes under QLT’s cash incentive compensation program for 2015 was US$72,552 (C$92,801).

(6)

No target or maximum amounts have been reflected for Mr. Jagpal for the 2015 non-equity incentive award given that he resigned on November 26, 2014. However, in accordance with the terms of his employment agreement, he received US$4,566 (C$5,840) for his 2015 bonus entitlement payable under QLT’s cash incentive compensation plan. His 2015 bonus entitlement was calculated as if all individual goals were achieved but not exceeded and corporate goals were assessed based on the average percentage of the three preceding years. In addition, the bonus amount was pro-rated for the January 1 — 26 period he worked during 2015.

(7)

On January 6, 2015, Mr. Ibbott was granted 100,000 stock options priced at C$4.84 (US$3.78). These stock options were originally expected to vest and become exercisable in thirty six (36) successive and equal monthly installments from the grant date. In connection with certain strategic transactions announced on June 8, 2015, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to all outstanding stock options at that date. For more information, refer to Note 5 — Terminated Merger Transaction with InSite, Note 6 — Strategic Transactions and Note 10 — Share Capital of QLT’s 2015 consolidated financial statements, included in the Initial Filing.

(8)

Reflects the grant date fair value of options granted was calculated using the Black-Scholes option pricing model in accordance with ASC Topic 718 for share-based payment transactions. For a discussion of the assumptions used in the valuation reflected in this column, refer to Note 10 — Share Capital of QLT’s 2015 consolidated financial statements, included in the Initial Filing.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information as at December 31, 2015 related to unexercised options, stock that has not vested, and outstanding equity incentive plan awards for named executive officers.

	OPTION AWARDS				STOCK AWARDS (1)
Name	Number of securities underlying unexercised options (#) exerciseable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)
Dr. Geoffrey F. Cox	90,000	—	$3.49	October 28, 2024	2,139	(2)	$6,103	(3)
W. Glen Ibbott	100,000	—	$3.78	January 5, 2025	—		$—
Dori Assaly	—	—	—	—	—		$—
Dr. Lana Janes	—	—	—	—	—		$—
Sukhi Jagpal	—	—	—	—	—		$—

*

Note: Where amounts shown were paid or priced in Canadian dollars, they have been converted to U.S. dollars for disclosure purposes using an average of 2015 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.2791.

(1)

Stock awards include DSUs and RSUs. DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date and can only be settled in cash upon cessation of service as a QLT director. RSU’s vest in 3 successive and equal annual installments on the date of each of the first three annual general meetings. Upon vesting each RSU represents the right to receive one common share of QLT. No DSUs or RSUs were granted in 2015.

(2)

As at December 31, 2015, Dr. Cox had 2,139 unvested DSUs. DSUs were granted to Dr. Cox for his services as a director. No DSUs were granted to Dr. Cox in 2015 or 2014, however, on July 15, 2013, Dr. Cox was granted 11,000 DSUs and on July 10, 2012, Dr. Cox was granted 11,000 DSUs.

(3)

The market value of Dr. Cox’s 2,139 unvested DSUs was calculated by multiplying the quantity of such unvested DSUs by the C$3.65 (US$2.85) closing price of QLT’s shares on the TSX on December 31, 2015, the last trading day in 2015.

2015 Option Exercises and Stock Vested

The following table provides information with respect to vested stock awards and option exercises during 2015 by named executive officers.

	OPTION AWARDS (1)			STOCK AWARDS (1) (4)
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($) (2)	Number of Shares / Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Dr. Geoffrey F. Cox	72,500	(3)	$31,567	9,806	(5)	$35,774
W. Glen Ibbott	—		$—	—		$—
Dori Assaly	200,000		$145,021	—		$—
Dr. Lana Janes	200,000		$141,997	—		$—
Sukhi Jagpal	50,000		$41,245	—		$—

** All stock options were granted with an exercise price denominated in Canadian dollars. Exercise prices and sale prices have been converted to U.S. dollars for disclosure purposes using an average of 2015 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.2791.

(1)

In connection with certain strategic transactions announced on June 8, 2015, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to all stock options and RSUs outstanding at that date. See Equity Awards section above.

(2)	The value realized upon exercise is determined by multiplying (i) the closing price on the date of exercise, less the option exercise price, by (ii) the number of options exercised.

(3)

On July 15, 2013, Dr. Cox was granted 12,500 stock options with an exercise price of US$3.55 (C$4.54) for his service as a director. On June 29, 2015, he exercised all 12,500 of these options and realized a gain of US$4,876 (C$6,238). On October 29, 2014, Dr. Cox was granted 150,000 stock options with an exercise price of US$3.49 (C$4.47) for his service as Interim CEO. On June 29, 2015, he exercised 60,000 of these options and realized a gain of US$26,691 (C$34,140).

(4)

Stock awards consist of DSUs and RSUs. The DSUs vest in 36 successive and equal monthly installments beginning on the first day of the first month after the grant date. The RSUs vest in three successive and equal annual installments on the date of each of the first three annual general meetings of QLT held after the date of grant. The value of the DSUs realized upon vesting was determined by multiplying the closing price of QLT’s common shares at each month’s vesting date, by the quantity of DSUs vested in the period. The value of the RSUs vested was determined by multiplying the applicable closing price of QLT’s shares on the TSX on the share issuance date by the quantity of RSUs vested.

(5)

In July 2013, Dr. Cox was granted 11,000 DSUs for his service as a member of the Board of Directors, of which 3,667 vested during 2015. In July 2012, Dr. Cox was granted 11,000 DSUs for his service as a member of the Board of Directors, of which 2,139 vested during 2015. Vested DSUs are settled in cash and not shares and settled only after a director ceases to be a member of the Board. The estimated value of the units that vested in 2015 was US$21,201 (C$27,118).

In July 2013, Dr. Cox was also granted 6,000 RSUs, of which 2,000 vested on December 15, 2014 (i.e. QLT’s 2014 annual meeting date) and 2,000 shares were consequently issued. As described above, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to all outstanding RSUs. As a result, 4,000 of Dr. Cox’s RSUs vested on June 7, 2015 and 4,000 shares were issued.  The total value attributable to these shares was estimated at US$14,573 (C$18,640) based on the C$4.66 (US $3.64) closing price of QLT’s shares on the TSX on Friday June 5, 2015, the last trading day before the accelerated vesting date of June 7, 2015, by the quantity of RSUs vested.

Pension Benefits and Nonqualified Deferred Compensation

We do not have any pension plans or nonqualified deferred compensation plans for our named executive officers.

Employment Agreements, Post-Employment Compensation and Change in Control Arrangements

We have entered into the agreements summarized below with our named executive officers.

Employment Agreement with Dr. Geoffrey F. Cox. On October 23, 2014, Dr. Cox entered into a six-month employment agreement with QLT to serve as the Company’s Interim Chief Executive Officer, which was extended for additional six month periods on April 21, 2015, October 8, 2015 and April 7, 2016. Dr. Cox is entitled to receive a base salary of US$40,000 per month, health-related benefits, paid vacation, and expense reimbursement in accordance with Company policies. Under the terms of Dr. Cox’s employment agreement, QLT is required to provide him with a tax equalization payment if the resulting Canadian taxes associated with his employment by QLT exceed the U.S. tax he would have been required to pay had his employment been entirely performed in the State of Massachusetts.  In connection with his appointment, on October 29, 2014 QLT granted Dr. Cox options to purchase 150,000 common shares of QLT at an exercise price of C$4.47 (being the closing price of QLT’s common shares on the TSX on the date of the grant). These options vested over 6 months and have a ten year term. On June 29, 2015, Dr. Cox exercised 60,000 of these stock options and was issued 60,000 common shares, leaving 90,000 stock options outstanding and vested as at December 31, 2015. If during his employment term Dr. Cox is either terminated without cause or there is a change of control followed by the termination of his employment, then any unvested portion of stock options he holds at that time will vest immediately.  Following his termination, all vested and unexercised options will be exercisable for 90 days following the later of his termination date and the date that Dr. Cox ceases to be an employee and director of QLT. In accordance with the amendment entered into on October 8, 2015, the Company also agreed, subject to Board approval, to grant Dr. Cox up to an additional 150,000 stock options subject to certain terms and conditions. In the event that QLT terminates the employment of Dr. Cox prior to the end of his employment term, other than for cause, he will be entitled to receive the lesser of two months of base salary and the base salary for the balance of his employment term. Following termination of employment, Dr. Cox will be bound by non-competition and non-solicitation terms, which prohibit him from participating in a competitive business or soliciting QLT’s customers or employees for a period of nine months following the termination of his employment with QLT. Dr. Cox does not receive director fees for Board service during the term of his employment.

Employment Agreement with W. Glen Ibbott. On January 5, 2015, Mr. Ibbott entered into an employment agreement with QLT to assume the position of Vice President, Finance and Interim Chief Financial Officer. Based on the terms of his employment agreement with QLT (as amended on November 5, 2015),  Mr. Ibbott is entitled to base salary, cash incentive compensation under QLT’s cash incentive compensation plan, participation in the 2000 Plan, and other health-related benefits and registered retirement savings plan employer matching contributions. On November 5, 2015, Mr. Ibbott’s employment was amended to reflect (a) his promotion to Senior Vice President, Finance and Chief Financial Officer, (b) a base salary increase from C$275,000 (US $214,995) to C$300,000 (US $234,540), and (c) an increase in his target bonus percentage from 35% to 40% of his base salary. In the event that QLT terminates the employment of Mr. Ibbott without cause, his employment agreement provides that he is entitled to (a) notice or pay in lieu of notice equal to six months of base salary, plus one additional month of base salary for each completed year of service (to a maximum of 12 months in total), (b) payment of bonus earned to the date of termination as if all corporate and individual goals for that year were achieved but not exceeded, (c)  continuation of health benefits with the exception of short-term disability, long-term disability and out of country travel coverage, for 30 days after his last active day of employment provided that such continuation is approved by QLT’s insurance provider, thereafter, compensation will be in the amount of 10% of base salary for the balance of the severance period, and (d) a prorated RRSP payment for the portion of the current calendar year worked plus the length of the severance period. On January 31, 2016, Mr. Ibbott received a C$100,000 (US $78,180) retention bonus in accordance with the terms of his employment agreement. Following termination of employment, Mr. Ibbott is bound by the terms of a non-competition and non-solicitation agreement, which prohibits him from participating in a competitive business or soliciting QLT’s customers or employees for a period of one year following the termination of his employment.

Employment Agreement with Dori C. Assaly. On June 14, 2013, Ms. Assaly entered into an employment agreement with QLT to assume the position of Vice President, Legal Affairs and Corporate Secretary. Based on the terms of the employment agreement, Ms. Assaly is entitled to base salary, cash incentive compensation under QLT’s cash incentive compensation plan, participation in the 2000 Plan, and other health-related benefits and registered retirement savings plan employer matching contributions. On November 5, 2015, Ms. Assaly’s employment was amended to reflect (a) her promotion to Senior Vice President, Legal and Corporate Secretary, (b) a base salary increase from C$262,444 (US $205,179) to C$300,000 (US $234,540), and (c) an increase in her target bonus percentage from 35% to 40% of her base salary. In the event that QLT terminates the employment of Ms. Assaly without cause, the employment agreement provides that she is entitled to (a) 12 months’ notice or at the election of Ms. Assaly, pay in lieu of notice equivalent to 12 months’ base salary, (b) payment of bonus earned to the date of termination as if all corporate and individual goals for that year were achieved but not exceeded, (c) continuation of health benefits with the exception of short-term disability, long-term disability and out of country travel coverage, for 30 days after her last active day of employment provided that such continuation is approved by QLT’s insurance provider, thereafter, compensation will be in the amount of 10% of base salary for the balance of the severance period, (d) a prorated  RRSP payment for the portion of the current calendar year worked plus the length of the severance period, and (e) payment for outplacement counselling services to assist her in seeking alternative employment.  On January 31, 2016, Ms. Assaly received a C$121,117 (US

$95,471) retention bonus in accordance with the terms of the letter agreement entered into with QLT on January 9, 2015.  Following termination of employment, Ms. Assaly is bound by the terms of a non-competition and non-solicitation agreement, which prohibits her from participating in a competitive business or soliciting QLT’s customers or employees for a period of one year following the termination of her employment.

Employment Agreement with Dr. Lana E. Janes. On January 1, 2010, Dr. Janes entered into an employment agreement with QLT to assume the position of Vice President, Intellectual Property and Chief Patent Officer. Based on the terms of the employment agreement, Dr. Janes is entitled to base salary, cash incentive compensation under QLT’s cash incentive compensation plan, participation in the 2000 Plan, and other health-related benefits and registered retirement savings plan employer matching contributions. On November 5, 2015, Dr. Janes’ employment was amended to reflect (a) her promotion to Senior Vice President, Intellectual Property and Technology Development, and Chief Patent Officer, (b) a base salary increase from C$262,795 (US $205,453) to C$300,000 (US $234,540), and (c) an increase in her target bonus percentage from 35% to 40% of her base salary. In the event that QLT terminates the employment of Dr. Janes without cause, the employment agreement provides that she is entitled to, subject to a duty to mitigate, (a) notice or pay in lieu of notice equal to nine months of base salary, plus one additional month of base salary for each complete year of service (to a maximum of 24 months in total), (b) payment of bonus earned to the date of termination as if all corporate and individual goals for that year were achieved but not exceeded, (c) continuation of health benefits with the exception of short-term disability, long-term disability and out of country travel coverage, for 30 days after the last active day of employment provided that such continuation is approved by QLT’s insurance provider, thereafter, compensation will be in the amount of 10% of base salary for the balance of the severance period, (d) a prorated RRSP payment  for the portion of the current calendar year worked, and (e) payment for outplacement counselling services to assist her in seeking alternative employment. Dr. Janes’ duty to mitigate does not apply in the event she executes and delivers to QLT within 30 days after termination a release in the form prescribed in her employment agreement. On January 31, 2016, Dr. Janes received a C$131,400 (US $102,728) retention bonus in accordance with the terms of the letter agreement entered into with QLT on January 9, 2015.  Following termination of employment, Dr. Janes is bound by the terms of a non-competition and non-solicitation agreement, which prohibits her from participating in a competitive business or soliciting QLT’s customers or employees for a period of one year following the termination of her employment.

Employment Agreement with Sukhi Jagpal.  On November 5, 2012, Mr. Jagpal entered into an amended and restated employment agreement with QLT, which was further amended on February 27, 2013. Based on the terms of the employment agreement (as amended), Mr. Jagpal was entitled to the following compensation during this employment with QLT: base salary, cash incentive compensation under QLT’s cash incentive compensation plan, participation in the 2000 Plan, and other health-related benefits and registered retirement savings plan employer matching contributions.

On November 26, 2014, Mr. Jagpal resigned from service as Chief Financial Officer of QLT and his employment ceased on January 26, 2015. On January 30, 2015 he received certain severance and termination benefits in accordance with the terms of his employment agreement, which are summarized below.

Compensation:
12 Months’ Base Salary (1)	$195,450
Cash Bonus
2014 Performance Period (2)	66,569
2015 Performance Period (3)	4,566
Benefits and Perquisites:
12 Months’ RRSP Contributions (4)	9,745
Benefits Compensation (5)	—
Total	$276,330

*

Note: The table above reflects the U.S. dollar equivalent of amounts that were paid in Canadian dollars. These amounts were converted using an average of 2015 noon buying rates published by the Federal Reserve Bank of New York US$1.00 = C$1.2791.

(1)	Represents a lump-sum severance payment of C$250,000 (US$195,450), which is equivalent to 12 months of base salary.

(2)	Represents a lump-sum payment of C$85,148 (US$66,569) pertaining to Mr. Jagpal’s 2014 bonus amount payable under QLT’s cash incentive compensation plan.

(3)

Represents a lump-sum payment of C$5,840 (US$4,566) pertaining to Mr. Jagpal’s 2015 bonus amount payable under QLT’s cash incentive compensation plan for the 2015 performance period. The payment was calculated as if all individual goals were achieved but not exceeded and corporate goals were assessed based on the average percentage of the three preceding years. Mr. Jagpal’s 2015 bonus amount was pro-rated for the actual period he worked during the 2015 calendar year.

(4)

Represents a RRSP matching contributions for the 12 month period following Mr. Jagpal’s termination date. As Mr. Jagpal participated in QLT’s RRSP program, the payment reflected above does not include his contributions up to the resignation date, which were already paid prior to his resignation date.

(5)	Upon his resignation, Mr. Jagpal was not entitled to receive any benefit compensation payments given that he commenced employment with a third party immediately following his resignation.

Following termination of employment, Mr. Jagpal continues to be bound by the terms of a non-competition and non-solicitation agreement, which prohibits him from participating in a competitive business or soliciting QLT’s customers or employees for a period of two years following the termination of his employment.

Stock Options.  Stock options that have been awarded to an executive officer are governed by the terms of the stock option agreements entered into between QLT and its executive officers, which provide:

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

•                  In the event of death or termination due to disability, all previously unvested stock options of the executive officer will vest, and all stock options will remain exercisable until the earlier of (a) twelve months following the date of death or termination due to disability of the named executive officer, or (b) the expiration date of the stock option.

•                  In the event of a termination of the executive officer’s employment other than for cause, all vested stock options will remain exercisable until the earlier of (a) 90 days following his termination of service, or (b) the expiration date of the stock option.

With the exception of stock options granted to Dr. Cox on October 29, 2014 which provide for automatic acceleration upon termination without cause following a change of control, any accelerated vesting of stock options granted to executive officers following a change of control will be at the QLT Board of Directors’ discretion.

Change of Control Agreements. Prior to the Company’s 2012 annual general meeting, the Company entered into separate change of control agreements with each of its named executive officers and executive officers at the time, including Dr. Janes. Other than Dr. Janes, none of the Company’s current named executive officers is a party to a change of control agreement.

Dr. Janes’ 2011 Change of Control Agreement contains a “double-trigger” change of control severance provision, such that the change of control does not, by itself, trigger the severance entitlements. The 2011 Change of Control Agreement provides that, in the event of termination by QLT of Dr. Janes’ employment without cause or by Dr. Janes after a triggering event (as the terms “cause” and “triggering event” are defined in the agreement) within a period of 24 months following a change of control of QLT, she will receive a severance payment equal to 18 months’ base salary, the maximum RRSP matching contribution to which Dr. Janes would otherwise be entitled during the severance period, amounts in lieu of certain other health and retirement benefits for the severance period, relocation expenses, outplacement counselling and an annual cash incentive compensation entitlement calculated at the target cash incentive compensation entitlement that would otherwise have been paid during the severance period. For more information, refer to the Employment Agreements, Post-Employment Compensation and Change in Control Arrangements—Letter Agreement with Dr. Lana Janes section above.

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

Potential Payments upon Termination or Change in Control.

The amount of compensation payable to our named executive officers in the event of a termination of employment or a change of control is set forth in the tables below. The amounts in the tables below were calculated assuming the termination of the named executive officer’s employment occurred as of December 31, 2015.

Geoffrey F. Cox

Benefits and Payments upon Termination	Resignation (3)	Retirement (4)	Termination for Cause (5)	Termination other than for Cause (6)	Termination due to Inability to Act (7)	Death (8)	Termination upon a Change in Control of QLT (9)
Compensation:
Base Salary	$40,000	$40,000	$—	$80,000	$80,000	$—	$80,000
Option Awards (1)
Vested	$—	$—	$—	$—	$—	$—	$—
Unvested and Accelerated	$—	$—	$—	$—	$—	$—	$—
Stock Awards (2)
Vested	$56,675	$56,675	$—	$56,675	$56,675	$56,675	$56,675
Unvested and Accelerated	$—	$—	$—	$—	$6,103	$6,103	$6,103
Benefits and Perquisites:
Benefits Compensation	$5,816	$5,816	$—	$—	$—	$15,048	$—
Total	$102,491	$102,491	$—	$136,675	$142,779	$77,826	$142,779

*

Note: Where amounts were denominated in Canadian dollars under the applicable agreement, the amounts reflected above represent the U.S. dollar equivalent of those amounts converted using an average of 2015 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.2791.

(1)

As at December 31, 2015, Dr. Cox had 90,000 vested stock options and nil unvested stock options outstanding. Given that the C$4.47 (US$3.49) exercise price applicable to these stock options exceeded the December 31, 2015 C$3.65 (US $2.85) closing price of QLT’s share on the TSX (i.e. the stock options are “out-of-the money”), no values have been reflected in the table above for these stock options. For a summary of stock options exercised by Dr. Cox during 2015, refer to the 2015 Options Exercised and Stock Vested section above.

(2)

Stock awards include DSUs and RSUs. As at December 31, 2015, Dr. Cox had nil RSUs and 22,000 DSUs outstanding. As of December 31, 2015, 19,861 of Dr. Cox’s DSUs were vested and 2,139 were unvested. As at December 31, 2015, the value of Dr. Cox’s vested DSUs was $56,675 and the value of his unvested DSUs was $6,103 based on the C$3.65 (US$2.85) closing price of QLT’s shares on the TSX on December 31, 2015, the last trading day in 2015.

(3)

Under the terms of Dr. Cox’s employment agreement, he is required to provide 30 days of written notice to QLT in the event of his resignation. Upon satisfaction of the 30 day notice period, Dr. Cox is entitled to base salary for the shorter of (i) the 30 day notice period and (ii) either the period to the expiry of the original 6 month employment term or, if applicable, the expiry of the extended employment term. Assuming resignation on December 31, 2015, Dr. Cox is entitled to receive $40,000 of base salary, which represents his base salary for the 30 day notice period, and benefits of $5,816, which coincides with the 30 day notice period.

(4)	Under the terms of Dr. Cox’s employment agreement, there are no provisions with respect to retirement. However, if Dr. Cox did retire the severance benefits under the Resignation category would apply.

(5)

In the event of termination for cause, Dr. Cox would not be entitled to any advance notice of termination or pay in lieu thereof. In addition, all vested and unvested stock options, vested and unvested DSUs and unvested RSUs would be subject to immediate cancellation.

(6)

If Dr. Cox is terminated without cause, under the terms of his employment agreement (as amended on October 8, 2015), he is entitled to receive a severance amount equal to the lesser of (i) two months of base salary and (ii) the base salary for the period from his termination date to April 22, 2016 (i.e. the end of his employment term). In addition, Dr. Cox’s benefits coverage will cease on his termination date. Assuming termination without cause and Dr. Cox ceases to act as a director of QLT, all vested DSUs would be subject to cash payout, the value of which is estimated at $56,675 based on the December 31, 2015 closing TSX share price, and unvested DSUs will be cancelled immediately. No value has been ascribed to Dr. Cox’s 90,000 vested and outstanding stock options as at December 31, 2015 given that they were “out-of-the-money”.

(7)

If Dr. Cox is terminated due to disability, under the terms of his employment agreement (as amended on October 8, 2015), he is entitled to receive a payment equal to the lesser of (i) two months of base salary and (ii) the base salary for the period from his termination date to April 22, 2016 (i.e. the end of his employment term). In addition, Dr. Cox’s benefits coverage will cease on his termination date. In the event of termination due to disability and assuming Dr. Cox ceases to act as a director of QLT, all unvested DSUs are subject to immediate accelerated vesting. The value of Dr. Cox’s vested DSUs and unvested DSUs as at December 31, 2015 was $56,675 and $6,103, respectively (see above for an explanation of calculated amounts).

(8)

In the event of death, Dr. Cox’s estate would be entitled to receive his base salary up to the date of death and an amount equal to 10% of his base salary for the period from the date of death to the expiry of his 18 month employment term (in lieu of benefits coverage for his eligible dependents). Given that the date of death is assumed to be December 31, 2015 for the purposes of this analysis, no amounts would be outstanding in respect of his base salary. The value of the benefits coverage payment is estimated at $15,048. All unvested DSUs and RSUs are subject to immediate accelerated vesting in the event of death. The value of Dr. Cox’s vested and unvested DSUs as at December 31, 2015 was $56,675 and $6,103, respectively (see above for an explanation of calculated amounts). No value has been ascribed to Dr. Cox’s 90,000 vested and outstanding stock options as at December 31, 2015 given that they were “out-of-the-money”. However, his estate would have 12 months following the date of death to exercise his vested options.

(9)

Under the terms of Dr. Cox’s employment agreement, there are no provisions with respect to termination upon a change of control. However, if Dr. Cox was terminated following a change of control and assuming Dr. Cox ceases to act as a director of QLT, the severance benefits under the Termination other than for Cause category would apply. In the event of termination due to a change of control, all unvested DSUs are subject to immediate accelerated vesting. The value of Dr. Cox’s unvested DSUs as at December 31, 2015 was $6,103 (see above for an explanation of calculated amounts). No value has been ascribed to Dr. Cox’s 90,000 vested and outstanding stock options as at December 31, 2015 given that they were “out-of-the-money”.

W. Glen Ibbott

Benefits and Payments upon Termination	Resignation (2)	Retirement (3)	Termination for Cause (4)	Termination other than for Cause (5)	Termination due to Inability to Act (6)	Death (7)	Termination upon a Change in Control of QLT (8)
Compensation:
Base Salary	$39,090	$39,090	$—	$117,270	$117,270	$—	$117,270
Cash Bonus
2015 Performance Period	$—	$—	$—	$78,104	$78,104	$78,104	$78,104
Subsequent Performance Periods	$—	$—	$—	$—	$—	$—	$—
2015 Retention Period	$78,180	$78,180	$78,180	$78,180	$78,180	$78,180	$78,180
Option Awards (1)
Vested	$—	$—	$—	$—	$—	$—	$—
Unvested and Accelerated	$—	$—	$—	$—	$—	$—	$—
Benefits and Perquisites:
RRSP Contributions	$2,736	$2,736	$—	$8,209	$8,209	$—	$8,209
Benefits Compensation	$1,110	$1,110	$—	$10,327	$10,327	$23,454	$10,327
Total	$121,116	$121,116	$78,180	$292,090	$292,090	$179,737	$292,090

*

Note: All amounts were denominated in Canadian dollars and have been converted into U.S. dollar equivalents for reporting purposes using an average of 2015 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.2791.

(1)

On January 6, 2015, Mr. Ibbott was granted 100,000 stock options, with a 10 year expiration term, upon his appointment to Interim CFO. On June 7, 2015 the Board of Directors accelerated the vesting of all unvested stock options in connection with certain strategic transactions announced on June 8, 2015. As a result, all of Mr. Ibbott’s stock options were vested and exercisable as at December 31, 2015. However, given that the applicable C$4.84 (US $3.78) exercise price of these stock options exceeded the December 31, 2015 C$3.65 (US$2.85) closing price of QLT’s shares on the TSX, they were determined to be “out-of-the money” as at December 31, 2015. As such, the value of these stock options has been reflected at a nil in the table above.

(2)

In the event of resignation, Mr. Ibbott is required to provide 60 days of written notice to QLT pursuant to the terms of his employment agreement (as amended on November 5, 2015). If, following the receipt of his resignation notice, QLT elects to terminate Mr. Ibbott’s employment earlier than the 60 day notice period, QLT will be required to pay the following amounts in lieu of notice: (i) US $39,090 (C$50,000) for base salary owing for the 60 day notice period, (ii) US $2,736 (C$3,500) for his RRSP contribution payment, which is prorated for the applicable 60 day notice period, and (iii) US $1,110 (C$1,419) for health benefits coverage for the balance of the 60 day notice period. However, any short term disability, long term disability, life insurance benefits and accidental death and dismemberment and out-of-country travel coverage will not continue beyond his last active working day. Furthermore, upon resignation, Mr. Ibbott will have no entitlement to his bonus for the year in which he resigns or any prior year and if his resignation notice is provided prior to December 31, 2015, he will have no entitlement to his US $78,180 (C$100,000) retention bonus. Given that Mr. Ibbott is assumed to have resigned on December 31, 2015 for the purposes of this analysis, he is not eligible to receive his target performance bonus of US $78,104 (C$99,902) and will be eligible to receive his US $78,180 (C$100,000) retention bonus. Although Mr. Ibbott’s stock options were “out-of-the money” on December 31, 2015, he would have 90 days following the 60 day notice period to exercise his vested stock options. Any unvested stock options outstanding at the end of the 60 day notice period would be subject to cancellation.

(3)	Upon retirement, Mr. Ibbott would be entitled to the same severance benefits and subject to the same conditions as outlined under the Resignation category.

(4)

In the event of termination for cause, Mr. Ibbott would not be entitled to any advance notice of termination, pay in lieu thereof or target performance bonus amounts. However, under the terms of his employment agreement he would still be entitled to receive his 2015 retention bonus. In addition, all vested and unvested stock options would be subject to immediate cancellation.

(5)

Assuming a December 31, 2015 termination date, Mr. Ibbott would be entitled to receive the following severance benefits in the event of termination without cause: (i) US $117,270 (C$150,000) for base salary owing for a 6 month severance period, which is subject to change depending on the length of service and a maximum limit of 12 months, (ii) US $8,209 (C$10,500) for his RRSP contribution payment, which is prorated for his applicable 6 month severance period, and (iii) US $10,327 (C$13,210) for continuing health benefits coverage, which represents the cost of coverage for 30 days immediately following his last active working day plus 10% of his base salary for the remaining 5 months of his applicable severance period. Short term disability, long term disability, life insurance benefits and accidental death and dismemberment and out-of-country travel coverage will not continue beyond his last active working day. Mr. Ibbott would also be entitled to receive his 2015 target performance bonus of $78,104 (C$99,902), which assumes that all corporate and individual goals were met but not exceeded, and his 2015 retention bonus of US $78,180 (C$100,000). Although Mr. Ibbott’s stock options were “out-of-the money” on December 31, 2015, he would have 90 days following the December 31, 2015 termination date to exercise his vested stock options. Any unvested stock options outstanding as at December 31, 2015 would be subject to cancellation.

(6)

In the event of termination due to disability, Mr. Ibbott would be entitled to the same severance benefits and subject to the same conditions as outlined under the Termination other than for cause category.

(7)

In the event of death, Mr. Ibbott’s estate would be entitled to receive his base salary up to the date of death and an amount equal to 10% of his annual base salary (in lieu of benefits coverage for his eligible dependents). Given that the date of death is assumed to be December 31, 2015 for the purposes of this analysis, no amounts would be outstanding in respect of his base salary. The value of the benefits coverage payment is estimated at $23,454 (C$30,000). Mr. Ibbott’s estate would also be entitled to receive his 2015 target performance bonus of $78,104 (C$99,902), which assumes that all corporate and individual goals were met but not exceeded, and his 2015 retention bonus of $78,180 (C$100,000). Upon death, all unvested stock options would be subject to immediate accelerated vesting. In addition, his estate would have 12 months following the date of death to exercise his vested options. The value of Mr. Ibbott’s 100,000 stock options has not been reflected in the table about given that they were “out-of-the money” on December 31, 2015.

(8)

Under the terms of Mr. Ibbott’s employment agreement (as amended on November 5, 2015), there are no provisions with respect to termination upon a change of control. However, if Mr. Ibbott was terminated following a change of control, the severance benefits under the Termination other than for Cause category would apply.

Dori C. Assaly

Benefits and Payments upon Termination	Resignation (2)	Retirement (3)	Termination for Cause (4)	Termination other than for Cause (5)	Termination due to Inability to Act (6)	Death (7)	Termination upon a Change in Control of QLT (8)
Compensation:
Base Salary	$39,090	$39,090	$—	$234,540	$234,540	$—	$234,540
Cash Bonus
2015 Performance Period	$—	$—	$—	$75,188	$75,188	$75,188	$75,188
Subsequent Performance Periods	$—	$—	$—	$—	$—	$—	$—
2015 Retention Period	$95,471	$95,471	$—	$95,471	$95,471	$95,471	$95,471
Option Awards (1)
Vested	$—	$—	$—	$—	$—	$—	$—
Unvested and Accelerated	$—	$—	$—	$—	$—	$—	$—
Benefits and Perquisites:
RRSP Contributions	$12,481	$12,481	$—	$19,662	$19,662	$9,745	$19,662
Benefits Compensation	$1,246	$1,246	$—	$22,122	$22,122	$23,454	$22,122
Outplacement Counseling	$—	$—	$—	$3,909	$3,909	$—	$3,909
Total	$148,288	$148,288	$—	$450,893	$450,893	$203,858	$450,893

*

Note: All amounts were denominated in Canadian dollars and have been converted into U.S. dollar equivalents for reporting purposes using an average of 2015 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.2791.

(1)

As of December 31, 2015, Ms. Assaly had no stock options outstanding. For more information on stock options exercised by Ms. Assaly during 2015, refer to the 2015 Options Exercised and Stock Vested section above.

(2)

In the event of resignation, Ms. Assaly is required to provide 60 days of written notice to QLT pursuant to the terms of her employment agreement (as amended on November 5, 2015). If, following the receipt of her resignation notice, QLT elects to terminate Ms. Assaly’s employment earlier than the 60 day notice period, QLT will be required to pay the following amounts in lieu of notice: (i) US $39,090 (C$50,000) for base salary owing for the 60 day notice period, (ii) US $12,481 (C$15,965) for her 2015 RRSP contribution payment, which is reimbursed to her as a matching contribution because she does not participate in the QLT group plan, and a 2016 prorated RRSP contribution amount for the applicable 60 day notice period, and (iii) US $1,246 (C$1,594) for health benefits coverage for the balance of the 60 day notice period. However, any short term disability, long term disability, life insurance benefits and accidental death and dismemberment and out-of-country travel coverage will not continue beyond her last active working day. Furthermore, upon resignation, Ms. Assaly would have no entitlement to her bonus for the year in which she resigns or any prior year and if her resignation notice was provided prior to December 31, 2015, she would have no entitlement to her US $95,471 (C$122,117) retention bonus. Given that Ms. Assaly is assumed to have resigned on December 31, 2015 for the purposes of this analysis, she would not be eligible to receive her target performance bonus of US $75,188 (C$96,173) and would be eligible to receive her US $95,471 (C$122,117) retention bonus. Furthermore, if Ms. Assaly had any vested and outstanding stock options on December 31, 2015, she would have 90 days following the 60 day notice period to exercise her stock options. Any unvested stock options outstanding at the end of the 60 day notice period would be subject to cancellation.

(3)	Upon retirement, Ms. Assaly would be entitled to the same severance benefits and subject to the same conditions as outlined under the Resignation category.

(4)

In the event of termination for cause, Ms. Assaly would not be entitled to any advance notice of termination, pay in lieu thereof or bonus amounts. In addition, all vested and unvested stock options would be subject to immediate cancellation.

(5)

Assuming a December 31, 2015 termination date, Ms. Assaly would be entitled to receive the following severance benefits in the event of termination without cause: (i) US $234,540 (C$300,000) for base salary owing for a fixed 12 month severance period, (ii) US $19,662 (C$25,150) for her 2015 RRSP contribution payment, which is reimbursed to her as a matching contribution because she does not participate in the QLT group plan, and a 2016 RRSP contribution amount for the applicable 12 month severance term, and (iii) US $22,122 (C$28,297) for continuing health benefits coverage, which represents the cost of coverage for 30 days immediately following her last active working day plus 10% of her base salary for the remaining 11 months of her 12 month severance term. In addition, QLT would pay for outplacement counseling services to a maximum of US$3,909 (C$5,000) to assist Ms. Assaly in seeking alternative employment options. Short term disability, long term disability, life insurance benefits and accidental death and dismemberment and out-of-country travel coverage will not continue beyond her last active working day. Ms. Assaly would also be entitled to receive her 2015 target performance bonus of US $75,188 (C$96,173), which assumes that all corporate and individual goals were met but not exceeded, and her 2015 retention bonus of $95,471 (C$122,117). If Ms. Assaly had any vested and outstanding stock options as at December 31, 2015, she would have 90 days following her December 31, 2015 termination date to exercise her vested stock options. Any unvested stock options outstanding as at December 31, 2015 would be subject to cancellation.

(6)

In the event of termination due to disability, Ms. Assaly would be entitled to the same severance benefits and subject to the same conditions as outlined under the Termination other than for cause category. Note that Ms. Assaly would only become entitled to the outplacement counseling benefit if her employment is terminated if she becomes permanently disabled and is unable to perform her duties for a period exceeding six consecutive months or for a period of 180 days (not necessarily consecutive) during any period of 365 consecutive days, and thereafter she ceases to be disabled.

(7)

In the event of death, Ms. Assaly’s estate would be entitled to receive her base salary up to the date of death and an amount equal to 10% of her annual base salary (in lieu of benefits coverage for her eligible dependents). Given that the date of death is assumed to be December 31, 2015 for the purposes of this analysis, no amounts would be outstanding in respect of his base salary. The value of the benefits coverage payment is estimated at $23,454 (C$30,000). Ms. Assaly’s estate would also be entitled to receive: (i) US$9,745 (C$12,465) for her 2015 RRSP contribution payment, which is reimbursed to her as a matching contribution because she does not participate in the QLT group plan, (ii) her 2015 target performance bonus of $75,188 (C$96,173), which assumes that all corporate and individual goals were met but not exceeded, and her 2015 retention bonus of $95,471 (C$122,117). If Ms. Assaly had outstanding stock options at the time of her death, all of her unvested stock options would be subject to immediate accelerated vesting. In addition, her estate would have 12 months following the date of her death to exercise her vested options.

(8)

Under the terms of Ms. Assaly’s employment agreement, there are no provisions with respect to termination upon a change of control. However, if Ms. Assaly was terminated following a change of control, the severance benefits under the Termination other than for Cause category would apply.

Lana E. Janes

Benefits and Payments upon Termination	Resignation (2)	Retirement (3)	Termination for Cause (4)	Termination other than for Cause (5)	Termination due to Inability to Act (6)	Death (7)	Termination upon a Change in Control of QLT (8)
Compensation:
Base Salary	$39,090	$39,090	$—	$371,355	$371,355	$—	$351,810
Cash Bonus
2015 Performance Period	$—	$—	$—	$75,270	$75,270	$75,270	$75,270
2015 Retention Period	$102,728	$102,728	$—	$102,728	$102,728	$102,728	$102,728
Change of control bonus entitlement	—	—	—	—	—	—	140,724
Option Awards (1)
Vested	$—	$—	$—	$—	$—	$—	$—
Unvested and Accelerated	$—	$—	$—	$—	$—	$—	$—
Benefits and Perquisites:
RRSP Contributions	$12,481	$12,481	$—	$9,745	$9,745	$9,745	$27,871
Benefits Compensation	$1,246	$1,246	$—	$35,804	$35,804	$23,454	$33,849
Outplacement Counseling	$—	$—	$—	$3,909	$3,909	$—	$3,909
Moving Expenses	$—	$—	$—	$—	$—	$—	$—
Total	$155,546	$155,546	$—	$598,811	$598,811	$211,197	$736,162

*

Note: All amounts were denominated in Canadian dollars and have been converted into U.S. dollar equivalents for reporting purposes using an average of 2015 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.2791.

(1)

As of December 31, 2015, Dr. Janes had no stock options outstanding. For more information on stock options exercised by Dr. Janes during 2015, refer to the 2015 Options Exercised and Stock Vested section above.

(2)

In the event of resignation, Dr. Janes is required to provide 60 days of written notice to QLT pursuant to the terms of her employment agreement (as amended on November 5, 2015). If, following the receipt of her resignation notice, QLT elects to terminate Dr. Janes’ employment earlier than the 60 day notice period, QLT will be required to pay the following amounts in lieu of notice: (i) US $39,090 (C$50,000) for base salary owing for the 60 day notice period, (ii) US $12,481 (C$15,965) for her 2015 RRSP contribution payment, which is reimbursed to her as a matching contribution because she does not participate in the QLT group plan, and a 2016 prorated RRSP contribution amount for the applicable 60 day notice period, and (iii) US $1,246 (C$1,594) for health benefits coverage for the balance of the 60 day notice period. However, any short term disability, long term disability, life insurance benefits and accidental death and dismemberment and out-of-country travel coverage will not continue beyond her last active working day. Furthermore, upon resignation, Dr. Janes would have no entitlement to her bonus for the year in which she resigns or any prior year and if her resignation notice was provided prior to December 31, 2015, she would have no entitlement to her US $102,728 (C$131,400) retention bonus. Given that Dr. Janes is assumed to have resigned on December 31, 2015 for the purposes of this analysis, she would not be eligible to receive her target performance bonus of US $75,270 (C$96,278) and would be eligible to receive her US $102,728 (C$131,400) retention bonus. Furthermore, if Dr. Janes had any vested and outstanding stock options on December 31, 2015, she would have 90 days following the 60 day notice period to exercise her stock options. Any unvested stock options outstanding at the end of the 60 day notice period would be subject to cancellation.

(3)	Upon retirement, Dr. Janes would be entitled to the same severance benefits and subject to the same conditions as outlined under the Resignation category.

(4)

In the event of termination for cause, Dr. Janes would not be entitled to any advance notice of termination, pay in lieu thereof or bonus amounts. In addition, all vested and unvested stock options would be subject to immediate cancellation.

(5)

Assuming a December 31, 2015 termination date, Dr. Janes would be entitled to receive the following severance benefits in the event of termination without cause: (i) US $371,355 (C$475,000) for base salary owing for a 19 month severance period, which is subject to change depending on the length of service and a maximum limit of 24 months, (ii) US $9,745 (C$12,465) for her 2015 RRSP contribution payment, which is reimbursed to her as a matching contribution because she does not participate in the QLT group plan, and (iii) US $35,804 (C$45,797) for continuing health benefits coverage, which represents the cost of coverage for 30 days immediately following her last active working day plus 10% of her base salary for the remaining 18 months of her 19 month severance term. In addition, QLT would pay for outplacement counseling services to a maximum of US$3,909 (C$5,000) to assist Dr. Janes in seeking alternative employment options. Short term disability, long term disability, life insurance benefits and accidental death and dismemberment and out-of-country travel coverage will not continue beyond her last active working day. Dr. Janes would also be entitled to receive her 2015 target performance bonus of US $75,270 (C$96,278), which assumes that all corporate and individual goals were met but not exceeded, and her 2015 retention bonus of US $102,728 (C$131,400). If Dr. Janes had any vested and outstanding stock options as at December 31, 2015, she would have 90 days following her December 31, 2015 termination date to exercise her vested stock options. Any unvested stock options outstanding as at December 31, 2015 would be subject to cancellation.

If Dr. Janes is terminated without cause and she has not executed and delivered a release to QLT within 30 days after her termination date, she will be subject to a Duty to Mitigate clause under the terms of her employment agreement (as amended on November 5, 2015). This clause specifies that Dr. Janes has a duty to mitigate the above noted severance payments by looking for and accepting suitable alternative employment or a service contract. If Dr. Janes obtains new employment or a service contract for 4 weeks or longer, she is obligated to notify QLT in writing within 5 working days of such an occurrence. Within 10 working days of receipt of her notification of her new employment, QLT is then obligated to pay Dr. Janes a lump sum amount equivalent to 50% of the severance pay and benefits compensation described under this scenario. However, if Dr. Janes does execute and deliver a release to QLT within the 30 day timeframe, the Duty to Mitigate clause shall be waived and the severance payments and entitlements outlined above would continue to apply.

(6)

In the event of termination due to disability, Dr. Janes would be entitled to the same severance benefits and subject to the same conditions as outlined under the Termination other than for cause category. Note that Dr. Janes would only become entitled to the outplacement counseling benefit if her employment is terminated if she becomes permanently disabled and is unable to perform her duties for a period exceeding six consecutive months or for a period of 180 days (not necessarily consecutive) during any period of 365 consecutive days, and thereafter she ceases to be disabled.

(7)                                     In the event of death, Dr. Janes’ estate would be entitled to receive her base salary up to the date of death and an amount equal to 10% of her annual base salary (in lieu of benefits coverage for her eligible dependents). Given that the date of death is assumed to be December 31, 2015 for the purposes of this analysis, no amounts would be outstanding in respect of his base salary. The value of the benefits coverage payment is estimated at $23,454 (C$30,000). Dr. Janes’ estate would also be entitled to receive: (i) US$9,745 (C$12,465) for her 2015 RRSP contribution payment, which is reimbursed to her as a matching contribution because she does not participate in the QLT group plan, (ii) her 2015 target performance bonus of $75,270 (C$96,278), which assumes that all corporate and individual goals were met but not exceeded, and her 2015 retention bonus of US $102,728 (C$131,400). If Dr. Janes had outstanding stock options at the time of her death, all of her unvested stock options would be subject to immediate accelerated vesting. In addition, her estate would have 12 months following the date of her death to exercise her vested options.

(8)                                    In the event of involuntary termination due to a change of control, Dr. Janes would be entitled to the following severance compensation and benefits: (i) US $351,810 (C$450,000) for base salary owing for a fixed 18 month severance period, (ii) US $140,000 (C$180,000) for an 18 month change of control bonus entitlement, which shall be calculated based on the assumption that all corporate and individual goals were met but not exceeded, (iii) US $75,270 (C$96,278) for her 2015 target performance bonus, which assumes that all corporate and individual goals were met but not exceeded, (iv) US $102,728 (C$131,400) for her 2015 retention bonus, (v) US $9,745 (C$12,465) for her 2015 RRSP contribution payment, which is reimbursed to her as a matching contribution because she does not participate in the QLT group plan, (vi) US $18,126 (C$23,185) for matching RRSP contributions throughout the 18 month severance period, and (vii) US $33,849 (C$43,297) for continuing health benefits coverage, which represents the cost of coverage for 30 days immediately following her last active working day plus 10% of her base salary for the remaining 17 months of her 18 month severance period. In addition, QLT would pay for outplacement counseling services to a maximum of US$3,909 (C$5,000) to assist Dr. Janes in seeking alternative employment options. Short term disability, long term disability, life insurance benefits and accidental death and dismemberment and out-of-country travel coverage will not continue beyond her last active working day. Under the terms of Dr. Janes’ change of control agreement, she is also entitled to reasonable moving expenses as may be incurred by her to relocate her and her family to a new location for future employment. Furthermore, if Dr. Janes had any vested and outstanding stock options as at December 31, 2015, she would have 90 days following her December 31, 2015 termination date to exercise her vested stock options.  Any unvested stock options outstanding as at December 31, 2015 would be subject to cancellation.

In the case of a change of control, Dr. Janes has the option to receive her severance compensation and benefits under the terms of her employment agreement or her change of control agreement. She is therefore not entitled to receive severance pay under both agreements. As such, upon a change of control she is required to deliver written notice to QLT with respect to which agreement she wishes to be paid out under.

Sukhi Jagpal

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

Compensation Policies and Practices as They Relate to Risk Management

In determining if QLT has any compensation policies and practices that could create risks that would be reasonably likely to have a material adverse effect on QLT, the Compensation Committee reviews its compensation policies and practices, and the mix of compensation elements made available to the executive officers and employees, which generally includes a base salary component and a pay-at-risk component. The pay-at-risk component comprises: (i) variable performance-based compensation, consisting of short-term incentives such as annual cash bonuses based on individual and corporate performance compared to pre-set goals and objectives; and (ii) long-term incentives, consisting of annual grants of long-term stock options.

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

•                  QLT’s annual cash bonus incentive compensation is directly linked to specific performance metrics identified by the Compensation Committee with input from management, such as achieving specific milestones related to the regulatory and clinical development progress for the synthetic retinoid program; completing specific operational activities; and evaluating and implementing shareholder value enhancing initiatives;

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

Director Compensation

Overview

The compensation program for our non-employee directors is intended to fairly compensate them for the time and effort required of a director based upon the size and complexity of our business, as well as, through an equity component of the program, to further align the interests of our non-employee directors with those of our shareholders. The amount and form of director compensation is reviewed periodically by the Compensation Committee, with any resulting recommendations made to the Board, to ensure that such compensation accurately reflects the responsibilities and risks of being an effective director.

To assist in its evaluation of director compensation, the Compensation Committee has the authority to retain independent compensation consultants. During 2015, the Board worked with Radford to review QLT’s director compensation programs.

The independent directors receive cash and equity-based compensation for their services on the Board as described below.

Cash Compensation

The cash compensation component of our program in 2015 included annual Board and Committee member or Chairman position retainers, meeting attendance fees, and fees paid for attending to Board or Committee business other than for attendance at a meeting. Directors are also eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with our policies and up to CAD$1,500 reimbursement for preparation of annual Canadian tax returns. Director retainers and fees are paid to the Board monthly in arrears.

Fees paid to the non-employee directors in 2015 were as follows:

Nature of Board Duty — Effective January 1, 2015 — October 31, 2015	Fee (US$)
Annual Board Retainer Fee:
• for all Directors	$30,000
• additional retainer for Chairman of the Board	$45,000
Additional Annual Retainer Fee for Chairman of the Audit and Risk Committee	$12,500
Additional Annual Retainer Fee for Chairman of the Scientific Review Committee	$10,000
Additional Annual Retainer Fee for Chairman of the Compensation Committee	$10,000
Additional Annual Retainer Fee for Chairman of the Corporate Governance and Nominating Committee	None
Additional Annual Retainer Fee for non-Chairman committee members of Audit and Risk Committee, Scientific Review Committee, Compensation Committee and Corporate Governance and Nominating Committee	$5,000
Fee for each Board meeting attended:
• by telephone	$1,500
• in person	$3,000
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

Effective November 1, 2015, following consultation with Radford and review of the September 2015 Peer Group, the Board, upon recommendation of the Compensation Committee, amended the cash component of our director compensation program to eliminate all per meeting attendance fees and amended retainers associated with Chairmanship and Board and Committee membership positions. The amended retainer fees are outlined in the table below. In addition, directors continued to be eligible for: (i) fees incurred in connection with services provided for Board or Committee business other than meeting attendance, and (ii) reimbursement of expenses incurred in connection with attendance of Board meetings. Director fees continue to be paid to the Board monthly in arrears.

Nature of Board Duty — Effective November 1, 2015	Fee (US$)
Annual Board Retainer Fee:
• for all Directors	$40,000
• additional retainer for Chairman of the Board	$40,000
Additional Annual Retainer Fee for Chairman of the:
• Audit and Risk Committee	$20,000
• Compensation Committee	$15,000
• Corporate Governance and Nominating Committee	$10,000
• Scientific Review Committee	$10,000
Additional Annual Retainer Fee for Member of the:
• Audit and Risk Committee	$10,000
• Compensation Committee	$7,500
• Corporate Governance and Nominating Committee	$5,000
• Scientific Review Committee	$5,000

Equity-Based Compensation

In addition to cash compensation, our non-employee directors also receive equity-based compensation to ensure that their interests are fully aligned with those of our shareholders.

We maintain a Directors’ Deferred Share Unit Plan, which we refer to as the “DDSU Plan”. Under the DDSU Plan, at the discretion of the Board, non-employee directors receive a portion of their equity-based compensation in the form of DSUs, each of which has a value equal to the price of our common shares on the TSX. A DSU is convertible only into cash (i.e. no shares are issued), and can only be converted after the director ceases to be a member of the Board. The DSUs vest monthly over 36 months from the first month after the date of grant. The value of a DSU, when converted to cash, will be equivalent to the market value of a QLT common share at the time the conversion takes place. We do not have a history of paying dividends on our common shares; however, if dividends are ever paid on our common shares, a non-employee director’s DSU account will be credited with dividends at the same rate.

In addition, directors are eligible to receive grants of options and RSUs under the 2000 Plan. The RSUs vest in 3 successive and equal annual installments on the date of each of the first 3 annual general meetings held by QLT after the grant date. Upon vesting, each RSU represents the right to receive one common share. The Compensation Committee’s objective in recommending the grant of equity awards to independent directors is to provide a reasonable, market-based incentive for directors to deliver increased value to shareholders. Based in part on advice received from Radford in October 2015, the Compensation Committee and the Board have concluded that, going forward, stock options alone are an effective way to align the interests of the non-employee directors with those of the shareholders.

Equity grants to the directors typically occur annually, promptly following each annual general meeting of shareholders. For 2015, there were no equity awards made to directors. Stock options and other equity grants that may otherwise have been awarded in 2015 were deferred due to the Company’s special election distribution of the Aralez Shares that was pending throughout 2015 and the decrease in the Company’s share price that was anticipated to occur as a result.

On November 4, 2015, the Board of Directors approved a grant of 50,000 stock options for Mr. Aryeh, as Chairman of the Board, and 25,000 for each of the other directors, with the exception of Dr. Cox, our Interim Chief Executive Officer, subject to certain future events and conditions. These grants are not reflected in the Director Awards Outstanding as at December 31, 2015 table as they have not yet been awarded.

Also on November 4, 2015, in order to address the loss in value of the DSUs granted to directors in 2012 and 2013 as a result of the special election distribution of the Aralez Shares, the Board of Directors approved a grant of 12,800 DSUs for Mr. Aryeh, as Chairman of the Board, and 6,400 for each of the other directors, including Dr. Cox, subject to certain future events and conditions.  These grants are not reflected in the Director Awards Outstanding as at December 31, 2015 table as they have not yet been awarded.

Minimum Share Ownership Guidelines for Directors

The Board believes it to be in the best interests of our shareholders to specify a minimum level of equity holdings in QLT by each non-employee director to further align the interests of our Board and shareholders. As a result, following consultation with Radford, the independent compensation advisor to our Compensation Committee, we adopted share ownership guidelines for our non-employee directors. Under these guidelines, non-employee directors are encouraged to acquire (if not already held) common shares of QLT as follows:

•                  Chairman: an amount equal to three times the Chairman’s annual retainer, satisfied within five years from the date he or she assumes the office of Chairman; and

•                  Directors other than the Chairman: an amount equal to three times the director’s annual Board retainer, satisfied within five years from the date the director joined the Board.

Holdings of vested in-the-money stock options and vested DSUs are counted towards fulfilling the guidelines. According to Radford, the implementation of share ownership guidelines instituted by the Board is consistent with Institutional Shareholder Services’ guidelines and the broader market best practices.

The value of the shares owned for the purposes of fulfilling the share ownership guidelines is determined as the greater of the acquisition cost or the market value at the time of the determination. All of the members of the Board have satisfied the share ownership guidelines to date.

Our share ownership guidelines for executive officers are described above under the heading “Compensation Discussion and Analysis”.

The following table provides information regarding the compensation of our non-employee directors for 2015.

2015 Non-Employee Director Compensation

	Fees Earned or
	Paid in Cash	Total
Name (1)	($) USD	($) USD
Jason M. Aryeh	$185,167	$185,167
John Kozarich	71,667	71,667
Jeffrey A. Meckler	107,333	107,333
Stephen Sabba	108,333	108,333
John C. Thomas, Jr.	101,917	101,917
	$574,417	$574,417

(1)                                 No stock options, DSUs or RSUs were awarded to QLT’s directors in 2015.

Director Awards Outstanding as at December 31, 2015

	Option Awards						Stock Awards (3)
Name	Total # of shares underlying unexercised options - exercisable		Total # of shares underlying unexercised options - unexercisable	Option exercise price	Option expiration date	Value of unexercised in- the-money options (1)	Total # of DSUs outstanding	Total # of vested DSUs	Value of outstanding DSUs (4)
Jason M. Aryeh	—		—	—	—	—	44,000	39,722	$125,557
Geoffrey F. Cox	90,000	(2)	—	$3.49	October 28, 2024	—	22,000	19,861	62,779
John Kozarich	—		—	—	—	—	22,000	19,861	62,779
Jeffrey A. Meckler	225,000		—	$4.21	November 21, 2023	—	22,000	19,861	62,779
Stephen Sabba	—		—	—	—	—	22,000	19,861	62,779
John C. Thomas, Jr.	—		—	—	—	—	22,000	19,861	62,779
	315,000		—				154,000		439,450

*Stock and option awards that were granted/priced in Canadian dollars and have been converted to U.S. dollars for disclosure purposes using an average of 2015 noon buying rates published by the Federal Reserve Bank of New York: US$1.00 = C$1.2791.

(1)

The value of the unexercised in-the-money stock options represents the difference between the December 31, 2015 closing price of QLT’s common shares on the TSX, being US $2.85 (C$3.65), and the exercise price.

(2)

Reflects stock options outstanding as at December 31, 2015 that were granted to Dr. Cox on October 29, 2014 for his service as Interim Chief Executive Officer and not in his capacity as a director. For more information on compensation received by Dr. Cox for his service as Interim Chief Executive Officer, refer to the Executive Compensation section above.

(3)

Stock awards include RSUs and DSUs. As at December 31, 2015, no RSUs were outstanding. For a summary of RSUs vested and shares issued in 2015 refer to the Director Awards — Value Realized from 2015 Option Exercises and Stock Awards Vested section below.

(4)

The value of outstanding DSUs as at December 31, 2015 was calculated by multiplying the total quantity of DSUs outstanding by the December 31, 2015 closing price of QLT’s common shares on the TSX, being US $2.85 (C$3.65). DSUs are settled in cash and can only be converted once a director ceases to be a member of the Board.

Compensation Committee Interlocks and Insider Participation

During 2015, each of Jeffrey Meckler, John Thomas, Jr., and Dr. Stephen Sabba served on the Compensation Committee. None of the members of the Compensation Committee during 2015 is or was previously an officer or employee of QLT or has any relationships requiring disclosure under Item 404 of Regulation S-K promulgated by the SEC.

None of QLT’s executive officers served during 2015 as members of the compensation committee, or other board committee which performs a similar function, of any entity that had one or more executive officers serving as a member of the QLT Compensation Committee or QLT Board.

John C. Thomas Jr. is a director and a member of the Compensation, Audit and Risk and Corporate Governance and Nominating Committees of QLT. Mr. Thomas is also a director and Chief Financial Officer of CorMatrix Cardiovascular, Inc. (“CorMatrix”). Jason M. Aryeh is a member of the Board of Directors and Compensation Committee of CorMatrix and as such, participates in compensation decisions about Mr. Thomas and CorMatrix’s other executive officers. Mr. Aryeh is the Chairman of the Board of QLT. Mr. Aryeh has not at any time received compensation from QLT other than for his service as a director of QLT.

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

The following table sets out information regarding our common shares that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under our equity compensation plans, as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (2000 Plan)	428,152	$3.10	(1)	3,007,042	(2)
Equity compensation plans not approved by security holders	—	—		—
Total	428,152	$3.96	(1)	3,007,042

(1)

Reflects the weighted average exercise price of stock options outstanding. Where options were granted/priced in Canadian dollars, the calculated weighted average exercise price has been converted to U.S. dollars for disclosure purposes using the December 31, 2015 period end rate published by the Federal Reserve Bank of New York: U.S.$1.00 = C$1.2791.

(2)	Total number of securities remaining available for future issuances does not include stock option grants approved by the Board in 2015, but that have not yet been awarded.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the common shares in QLT’s authorized share structure beneficially owned by (i) each of our current directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group, and (iv) all persons known by us to beneficially own more than 5% of our outstanding voting shares. We have determined the beneficial ownership shown on this table in accordance with the rules of the SEC and the applicable Canadian securities regulators. Under those rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such security. Except as otherwise indicated in the accompanying footnotes, beneficial ownership is shown as of April 22, 2016.

	Amount and Nature of Beneficial Ownership		Total Beneficial Ownership
Name of Beneficial Owner(4)	Shares Beneficially Owned	Shares for Which Beneficial Ownership Can Be Acquired Within 60 Days(1)	Number of Shares(2)	Percent of Class(3)
Directors
Jason M. Aryeh	535,478	—	535,478	*
Dr. John W. Kozarich	57,000	—	57,000	*
Jeffrey A. Meckler	107,000	225,000	332,000	*
Dr. Stephen L. Sabba	37,000	—	37,000	*
John C. Thomas, Jr.	37,000	—	37,000	*
Officers
W. Glen Ibbott	—	100,000	100,000	*
Dr. Geoffrey F. Cox	78,500	90,000	168,500	*
Dori C. Assaly	500	—	500	*
Dr. Lana E. Janes	—	—	—	*
Sukhi Jagpal	—	—	—	*
All directors and executive officers as a group (10 persons)	852,478	415,000	1,267,478	2.4%
5% Shareholders
NB Public Equity K/S(5)	6,447,626	—	6,447,626	12.20%
Biotechnology Value Fund, L.P.(6)	5,364,385	—	5,364,385	10.15%
Broadfin Capital LLC(7)	4,445,527	—	4,445,527	8.41%
Kingstown Capital Management LP(8)	3,250,000	—	3,250,000	6.15%

*	Represents less than 1%.

(1)

Indicates common shares that may be acquired upon exercise of outstanding stock options that are presently exercisable or will be exercisable within 60 days of April 22, 2016 by the persons named in the table above and by all directors and executive officers as a group, except where otherwise described in the Notes to the above table.

(2)

Excludes DSUs, which are issued to directors and are payable only in cash. As of April 22, 2016, each of Messrs. Cox, Kozarich, Meckler, Sabba and Thomas hold 21,083 vested DSUs and Mr. Aryeh holds 42,167 vested DSUs.

(3)	Percentage ownership of QLT common shares is based on 52,829,398 common shares of QLT outstanding on April 22, 2016.

(4)	The information in the table is derived from the System for Electronic Disclosures by Insiders (SEDI) and Electronic Data Gathering, Analysis, and Retrieval system (EDGAR).

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

(6)

The information in the table and this note is derived from a Schedule 13G/A filed by Biotechnology Value Fund, L.P. (“BVF”) with the SEC on December 31, 2015. Based on information contained in the Schedule 13G/A, as of December 31, 2015, (i) BVF beneficially owned 2,300,892 shares, (ii) Biotechnology Value Fund II, L.P. (“BVF2”) beneficially owned 1,340,268 shares, and (iii) Biotechnology Value Trading Fund OS LP (“Trading Fund OS”) beneficially owned 471,390 shares. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the 471,390 shares beneficially owned by Trading Fund OS. BVF Partners L.P. (“Partners”), as the general partner of BVF, BVF2, the investment manager of Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 5,364,385 shares beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and certain Partners management accounts (the “Partners Management Accounts”), including

1,251,835 shares held in the Partners Management Accounts. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 5,364,385 shares beneficially owned by Partners. Mark N. Lampert (together with BVF, BVF2, Trading Fund OS, Partners OS, Partners and BVF Inc., the “BVF Entities”), as a director and officer of BVF Inc., may be deemed to beneficially own the 5,364,385 shares beneficially owned by BVF Inc. Each of the BVF Entities has shared voting and dispositive power over all shares they are deemed to beneficially own. The business address of BVF is 1 Sansome Street, 30th Floor, San Francisco, California 94104.

(7)

The information in the table and this note is derived from a Schedule 13G filed by Broadfin Capital, LLC with the SEC on June 25, 2015. Based on information contained in the Schedule 13G, Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd., and Kevin Kotler (collectively, the “Broadfin Entities”) are deemed beneficial owners of 4,445,527 shares. Each of the Broadfin Entities has shared voting and dispositive power over all shares they are deemed to beneficially own. The business address of Broadfin Capital, LLC is 300 Park Avenue, 25th Floor, New York, New York 10022, United States of America. Broadfin Healthcare Master Fund, Ltd. was a party to the Backstop Agreement and, on March 17, 2016, acquired 1,800,000 Aralez Shares from QLT for an aggregate purchase price of $11.25 million. As announced by QLT on June 8, 2015, Broadfin Healthcare Master Fund, Ltd. had also agreed to acquire 5,347,594 common shares of QLT pursuant to the Private Placement., which transaction was terminated on April 28, 2016.  See the disclosure under the heading “Compensation Discussion and Analysis — 2015 Corporate Goal Achievement” for details on the Backstop Agreement and the Private Placement.

(8)

The information in the table and this note is derived from the Schedule 13D/A filed by Kingstown Partners Master Ltd., Kingstown Partners II, L.P., Ktown, LP, Kingstown Capital Partners, LLC, Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer and Guy Shanon (collectively, the “Kingstown Entities”) with the SEC on July 9, 2014. Based on information contained in the Schedule 13D/A, Kingstown Partners Master Ltd. beneficially owns 2,488,132 shares, Kingstown Partners II, L.P. beneficially owns 316,212 shares, Ktown, L.P. beneficially owns 445,656 shares, Kingstown Capital Partners, LLC beneficially owns 3,250,000 shares, and each of Kingstown Capital Management L.P., Kingstown Management GP LLC, Michael Blitzer and Guy Shanon may be deemed to be the beneficial owner of 3,250,000 shares. Each of the Kingstown Entities has shared voting and dispositive power over all shares they are deemed to beneficially own. The business address of Kingstown Partners Master Ltd. is c/o Walkers Corporate Services Limited, Walkers House, 87 Mary Street, George Town, Grand Cayman Ky1-9005, Cayman Islands. The business address of each of the other Kingstown Entities is 100 Park Avenue, 21st Floor, New York City, New York, 10017.

Item 13.                            Certain Relationships and Related Transactions, and Director Independence

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

During 2015, except for Broadfin Healthcare Master Fund Ltd. being a party to the Backstop Agreement and the Share Purchase and Registration Rights Agreement as described under Compensation Discussion and Analysis — 2015 Corporate Goal Achievement and Security Ownership of Certain Beneficial Owners and Management in this report, which is incorporated herein by reference, QLT was not a party to any transaction where the amount involved exceeded $120,000 and in which an executive officer, director, director nominee or 5% shareholder (or their immediate family members) had a material direct or indirect interest, and no such person was indebted to QLT.

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

As a result, and in connection with a review of the nature and materiality of all direct or indirect relationships between each director and QLT, the Board has determined that all members of the Board are and have been “independent”, under the independence standards of the NASDAQ Marketplace Rules, since their respective appointments to the Board, except Dr. Cox who ceased being “independent” upon his appointment as Interim Chief Executive Officer effective October 23, 2014.

In addition, each director who served as a member on each of the Audit and Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee during 2015 was “independent”, as independence for members of such committees is defined in Multilateral Instrument 52-110 — Audit Committees, the Marketplace Rules of NASDAQ and the rules of the SEC, as applicable, at the time they served on such committee.

Item 14.                           Principal Accounting Fees and Services

Audit Fees

The following table sets forth the aggregate fees billed by Deloitte LLP (formerly Deloitte & Touche LLP), the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte”) for the following services during 2015 and 2014.

Description of Service	2015(3) (US$)	2014(3) (US$)
Audit Fees(1)	$268,275	$292,493
Audit-Related Fees	—	—
Tax Fees (Tax compliance, tax advice and planning)	—	—
All Other Fees(2)	$274,391	145,013
Total Fees	$542,666	$437,506

(1)

Audit Fees consist of fees for the audit of QLT’s annual financial statements for each respective year, reviews of QLT’s quarterly financial statements, and services provided in connection with statutory and regulatory filings and audit of the Company’s internal controls over financial reporting.

(2)

All Other Fees consist of fees related to the filing of the Registration Statement on the Form S-4 filed with the SEC pursuant to the Insite Merger Agreement, which was terminated on September 15, 2015.

(3)

Where amounts shown were paid in Canadian funds, the amounts set out in the above table represent the US dollar equivalent of those payments converted using the following weighted average exchange rates: US$1.00 = C$1.2791 for 2015 and US$1.00 = C$1.1043 for 2014.

Pre-Approval Policies and Procedures

The charter of the Audit and Risk Committee provides that the Audit and Risk Committee is responsible for the pre-approval of all audit and permitted non-audit services to be performed for QLT by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2015 and 2014 were approved by the Audit and Risk Committee in accordance with the procedures described below.

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

PART IV

Item 15.         Exhibits and Financial Statement Schedules

Exhibits

The exhibits filed with this Amendment No. 1 to the Annual Report on Form 10-K are set forth in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016

QLT INC.

By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox, Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ W. Glen Ibbott
W. Glen Ibbott, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description	Location

31.1

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Dr. Geoffrey F. Cox, Interim Chief Executive Officer (Principal Executive Officer).

Filed herewith.

31.2

Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: W. Glen lbbott, Chief Financial Officer (Principal Financial and Accounting Officer).

Filed herewith.