Form 10-Q
period 2016-03-31
QLT INC/BC
filed 2016-05-05
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 28, 2016 the registrant had 52,829,398 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

March  31, 2016

ITEM		PAGE
	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and March 31, 2015	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015	5

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and year ended December 31, 2015	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

4.	CONTROLS AND PROCEDURES	27

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS	28

1A.	RISK FACTORS	28

6.	EXHIBITS	29

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	March 31, 2016	December 31, 2015
(In thousands of U.S. dollars)
ASSETS

Current assets
Cash and cash equivalents	$102,856	$141,824

Investment (Note 2(a))	17,040	—

Accounts receivable, net of allowances for doubtful accounts	321	287
Income taxes receivable	14	14
Prepaid and other	725	611
Total current assets	120,956	142,736
Accounts receivable (Note 4(a))	2,000	2,000

Property, plant and equipment	461	430
Total assets	$123,417	$145,166

LIABILITIES

Current liabilities
Accounts payable	$2,969	$1,656

Accrued liabilities (Note 5)	632	1,827
Total current liabilities	3,601	3,483
Uncertain tax position liabilities	369	342
Total liabilities	3,970	3,825
SHAREHOLDERS’ EQUITY
Share capital (Note 6)
Authorized
500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series
Issued and outstanding

Common shares	$475,333	$475,333
March 31, 2016 – 52,829,398 shares

December 31, 2015 – 52,829,398 shares
Additional paid-in capital	97,377	97,377

Accumulated deficit	(556,232)	(534,338)
Accumulated other comprehensive income	102,969	102,969
Total shareholders’ equity	119,447	141,341
Total shareholders’ equity and liabilities	$123,417	$145,166

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

Three months ended March 31,	2016	2015
(In thousands of U.S. dollars except share and per share information)
Expenses

Research and development	$2,990	$2,208
Selling, general and administrative (Notes 2, 3)	5,898	3,619

Depreciation	38	188
	8,926	6,015
Operating loss	(8,926)	(6,015)

Other (expense) income
Net foreign exchange (losses) gains	(77)	98

Interest income	75	32
Fair value loss on investment (Notes 2(a), 8)	(12,960)	—

Other	—	(2)

	(12,962)	128
Loss before income taxes	(21,888)	(5,887)

Provision for income taxes (Note 7)	(6)	(9)
Net loss and comprehensive loss	$(21,894)	$(5,896)

Basic and diluted net loss per common share (Note 9)
Net loss per common share	$(0.41)	$(0.12)

Weighted average number of common shares outstanding (in thousands)
Basic and diluted	52,829	51,237

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended March 31,	2016	2015
(In thousands of U.S. dollars)
Cash used in operating activities
Net loss and comprehensive loss	$(21,894)	$(5,896)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	38	188
Stock-based compensation and restricted stock based compensation	—	365
Unrealized foreign exchange	(69)	(162)
Deferred income taxes	5	4
Fair value loss on investment (Notes 2(a), 8)	12,960	—
Changes in non-cash operating assets and liabilities
Accounts receivable	(79)	61
Prepaid and other assets	(114)	37
Accounts payable	1,350	812
Income taxes receivable/payable	—	33
Accrued liabilities	(1,109)	(209)
	(8,912)	(4,767)
Cash used in investing activities
Purchase of property, plant and equipment	(69)	—

	(69)	—
Cash used in financing activities
Aralez Investment (Note 2(a))	(45,000)	—
Settlement of Backstop Agreement (Note 2(a))	15,000	—
Issuance of common shares	—	206
	(30,000)	206
Effect of exchange rate changes on cash and cash equivalents	13	(77)
Net decrease in cash and cash equivalents	(38,968)	(4,638)
Cash and cash equivalents, beginning of period	141,824	155,908
Cash and cash equivalents, end of period	$102,856	$151,270

Supplementary cash flow information:

Income taxes paid	$2	$4

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (1)	Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2015	51,199,922	$467,034	$97,838	$(511,329)	$102,969	$156,512
Exercise of stock options, for cash, at prices ranging from CAD $4.08 to CAD $4.54 per share	1,565,476	8,077	(2,569)			5,508
Shares issued in connection with RSUs vested	64,000	222	(222)			—
Uncertain tax position liability recovery			2,132			2,132
Stock-based compensation			198			198
Net loss and comprehensive loss				(23,009)		(23,009)
Balance at December 31, 2015	52,829,398	$475,333	$97,377	$(534,338)	$102,969	$141,341
Net loss and comprehensive loss				(21,894)		(21,894)
Balance at March 31, 2016	52,829,398	$475,333	$97,377	$(556,232)	$102,969	$119,447

(1)

At March 31, 2016, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes included thereto as part of our Annual Report on Form 10-K for the year ended December 31, 2015. All amounts herein are expressed in United States dollars unless otherwise noted.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as at March 31, 2016, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of the results that can be expected for a full year.

Principles of Consolidation

These unaudited condensed consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates include, but are not limited to, accounts receivable valuation provisions and fair value adjustments, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, uncertain tax positions, tax assets and tax liabilities. Actual results may differ from estimates made by management.

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

Fair Value of Financial Assets and Liabilities

The carrying values of cash and cash equivalents, receivables, trade payables, and contingent consideration approximate fair value. For cash and cash equivalents, receivables and trade payables, we estimate fair value using the market approach. The fair values of our financial instruments reflect the amounts that would be received in connection with the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Recently Adopted Accounting Standards

On September 25, 2015, the FASB issued ASU No. 2015-16 – Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 was effective for annual periods, and interim periods, beginning after December 15, 2015 and did not impact the Company’s financial position or results of operations.

On April 15, 2015, the FASB issued ASU No. 2015-05 – Customers’ Accounting for Cloud Computing Costs. Under the new guidance, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses are accounted for under ASC No. 350-40 – Intangibles – Goodwill and Other. An arrangement would contain a software license element if both of the following criteria are met: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party, unrelated to the vendor, to host the software. If the arrangement does not meet both criteria, it is considered a service contract, and does not constitute a purchase of a software license. ASU No. 2015-05 was effective for annual periods, and interim periods, beginning after December 15, 2015 and did not impact the Company’s financial position or results of operations.

On April 7, 2015, the FASB issued ASU No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs. The new guidance changes the presentation of debt issuance costs in financial statements. Under ASU No. 2015-03, entities will be required to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU No. 2015-03 was effective for fiscal years, and interim periods, beginning after December 15, 2015 and did not impact the Company’s consolidated financial statements.

On January 9, 2015, the FASB issued ASU No. 2015-01 – Extraordinary Items. The new guidance eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the ASU No. 2015-01, an entity is no longer permitted to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of ASU No. 2015-01 did not impact the Company’s financial position or results of operations.

Recently Issued Accounting Standards

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09 – Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. As at the date of this assessment, management is assessing the impact of ASU No. 2016-09 on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 – Leases, its new standard on accounting for leases. The new guidance will require organizations that lease assets (referred to as “lessees”) for terms of more than 12 months, to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Consistent with current guidance, the recognition, measurement, and presentation of the expenses and cash flows associated with a particular lease will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which only requires capital leases to be reflected on the balance sheet, the new ASU No. 2016-12 will require both types of leases to be recognized on the balance sheet. ASU No. 2016-02 also aligns many of the underlying principles of the new lessor model with those in ASC No. 606 – Revenue from Contracts with Customers, and will require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. ASU No. 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Management is currently assessing the impact of ASU No. 2016-02 on the Company’s consolidated financial statements.

On January 5, 2016, the FASB issued ASU No. 2016-01 – Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance under U.S. GAAP on the classification and measurement of financial instruments. Although ASU No. 2016-01 retains many of the current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU No. 2016-01 also amends certain disclosure requirements applicable to fair valued financial instruments. ASU No. 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Management is currently assessing the impact of ASU No. 2016-01 on the Company’s consolidated financial statements.

On August 12, 2015, the FASB issued ASU No. 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of its revenue standard, ASU No. 2014-09 – Revenue from Contracts with Customers. Under ASU No. 2015-14, the effective date of ASU No. 2014-09 was deferred by one year, and is now effective for public entities with reporting periods beginning after December 15, 2017. As at the date of this assessment, management does not expect ASU No. 2014-09 to impact the Company’s consolidated financial statements.

On February 18, 2015, FASB issued ASU No. 2015-02 – Amendments to Consolidation Analysis. The new guidance amends consolidation requirements under ASC No. 810 – Consolidation, and significantly changes the consolidation analysis required under U.S. GAAP. ASU No. 2015-02 makes specific amendments to the current consolidation guidance for variable interest entities. ASU No. 2015-02 is effective for annual periods beginning after December 15, 2016 and interim periods beginning after December 15, 2017. As at the date of this assessment, management does not expect ASU No. 2015-02 to impact the Company’s consolidated financial statements.

2.	STRATEGIC TRANSACTIONS

(a) Aralez Investment and Distribution

On June 8, 2015, we entered into a Share Subscription Agreement (as amended on December 7, 2015, the “Amended and Restated Subscription Agreement”) with Tribute Pharmaceuticals Canada Inc. (“Tribute”), POZEN Inc. (“POZEN”), Aralez Pharmaceuticals plc (formally known as Aguono Limited), Aralez Pharmaceuticals Inc. (“Aralez Canada”), and certain other investors (referred to as the “Co-Investors”). Pursuant to the Amended and Restated Subscription Agreement, immediately prior to and contingent on the consummation of the merger of Tribute and POZEN (the “Aralez Merger”), Tribute agreed to sell to QLT and the other Co-Investors $75.0 million common shares of Tribute (the “Tribute Shares”) in a private placement at a purchase price per share equal to: (a) the lesser of (i) US$7.20, and (ii) a five percent discount off the five day volume weighted average price (“VWAP”) per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than US$6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. On consummation of the Aralez Merger, the Tribute Shares would be exchanged for common shares of Aralez Canada (the “Aralez Shares”). The transaction contemplated by the Amended and Restated Subscription Agreement was entered into by us for the purpose of returning capital to our shareholders pursuant to a special election distribution that was payable, at the election of each shareholder, in either Aralez Shares (approximately 0.13629 of an Aralez Share for each QLT share) or cash, subject to pro-ration (the “Aralez Distribution”) for a $15.0 million maximum cash component that was funded pursuant to the terms of the Backstop Agreement (as defined and described below).

On February 5, 2016, the Aralez Merger was consummated and QLT invested $45.0 million in exchange for 7,200,000 Aralez Shares (representing 10.1% of the issued and outstanding Aralez Shares) at a price of US$6.25 per share (the “Aralez Investment”). The Aralez Shares are listed on the Nasdaq Stock Market and Toronto Stock Exchange.

Also on June 8, 2015, QLT entered into a share purchase agreement (as amended, the “Backstop Agreement”) under which Broadfin Healthcare Master Fund, Ltd. (“Broadfin”), JW Partners, LP, JW Opportunities Fund, LLC and J.W. Opportunities Master Fund, Ltd. (together, the “JW Parties”) (the “Backstop Purchasers”) agreed to purchase up to $15.0 million of the Aralez Shares from QLT at US$6.25 per share. This arrangement provided QLT shareholders the opportunity to elect to receive, in lieu of Aralez Shares, up to an aggregate of US$15.0 million in cash, subject to proration. Pursuant to the terms of the Backstop Agreement, on March 17, 2016, QLT sold 2,400,000 Aralez Shares to the Backstop Purchasers and received $15.0 million of cash proceeds. These funds were transferred to QLT’s transfer agent on March 18, 2016 until such time as the Aralez Distribution was effected by the Board.

On March 18, 2016, QLT obtained shareholder approval to reorganize its share capital (the “Share Reorganization”) pursuant to a court-approved statutory Plan of Arrangement under Section 288 of the Business Corporations Act (British Columbia). The Share Reorganization enabled QLT to effect the Aralez Distribution to our shareholders in a tax efficient manner. Notwithstanding shareholder approval of the Share Reorganization, the decision to complete the Aralez Distribution was contingent on the effectiveness of the Aralez’s Form S-1 filed with the SEC and the Board’s discretion to effect the Aralez Distribution.

Following the effectiveness of Aralez’s Form S-1 on April 1, 2016, the Aralez Distribution was effected on April 5, 2016 (the “Distribution Date”) and QLT distributed, based on the results of the shareholder election, 4,799,619 Aralez Shares and $15.0 million of cash to our shareholders of record on February 16, 2016.

As at March 31, 2016, QLT continued to hold 4,800,000 Aralez Shares, which were marked-to-market at period end. As a result, the Company recognized a $13.0 million loss during the three months ended March 31, 2016 to reflect the change in value from the acquisition date to March 31, 2016.

Pursuant to the terms of QLT’s financial advisory services agreement with Greenhill & Co, LLC., on February 5, 2016 QLT paid Greenhill a $4.0 million advisory fee in connection with the completion of the Aralez Investment and exploration of certain other strategic initiatives. This advisory fee has been recorded as part of Selling, General and Administrative expense.

(b) Private Placement

On June 8, 2015, QLT entered into a Share Purchase and Registration Rights Agreement (as amended, the “Share Purchase and Registration Rights Agreement”) with Broadfin, JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, LP (the “QLT Investors”). The Share Purchase and Registration Rights Agreement contemplated that QLT would, following the completion of the InSite Merger (as defined below) and the Aralez Distribution but no later than April 30, 2016, issue and sell to the QLT Investors a certain number of QLT common shares for an aggregate purchase price of $20.0 million (the “Private Placement”), reflecting a per share purchase price of U.S.$1.87. In light of the termination of the InSite Merger and the Board’s determination that our cash requirements at that time did not justify the dilution that would be caused by the Private Placement, on April 28, 2016, QLT and the QLT Investors mutually agreed to terminate the Share Purchase and Registration Rights Agreement.

3.	TERMINATED MERGER TRANSACTION WITH INSITE

On June 8, 2015, the Company entered into an Agreement and Plan of Merger (as amended and restated on July 16, 2015 and August 26, 2015) (the “InSite Merger Agreement”) among QLT, InSite Vision Incorporated, a Delaware corporation (“InSite”), and Isotope Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of QLT (the “InSite Merger”).

On September 15, 2015, the InSite Merger Agreement was terminated after InSite notified QLT that its board of directors had determined that a second unsolicited offer (as amended, the “Sun Proposal”) from Sun Pharmaceuticals Industries Ltd. (“Sun”) was superior to the proposed InSite Merger with QLT. As a result, InSite notified QLT that it was exercising its right to terminate the InSite Merger Agreement in order to enter into an agreement with Sun, and InSite paid QLT a termination fee of $2.7 million on September 15, 2015.

During the three months ended March 31, 2015, QLT incurred consulting and transaction fees of $1.9 million in connection with the pursuit of the InSite Merger and the other strategic transactions described below. These consulting and advisory fees are reflected as part of Selling, General and Administrative expenses on the consolidated statements of operations and comprehensive (loss) income.

Following the termination of the InSite Merger Agreement, we are continuing to identify, evaluate and review our strategic and business options in parallel with the ongoing development of our synthetic retinoid, QLT091001.

4.	CONTINGENT CONSIDERATION

(a) Related to the Sale of Visudyne®

On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”). We received $112.5 million in total during 2012 and 2013. Subject to the achievement of certain future milestones, we are also eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus™ laser in the United States (the “Laser Registration”) is obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the U.S. Food and Drug Administration (“FDA”).

On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and on October 10, 2013, we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant subsequently disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with regard to the Qcellus laser. As a result, on September 22, 2015 QLT commenced an action in the Supreme Court of British Columbia against Valeant for breach of contract under the terms of the Valeant Agreement, with respect to failure to pay the $5.0 million Laser Earn-Out Payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the United States.

While we believe that the $5.0 million Laser Earn-Out Payment has been triggered and is currently due and payable by Valeant, the outcome of such a dispute and litigation is uncertain and we may have difficulty in recovering damages and collecting the Laser Earn-Out Payment in full. As at March 31, 2016, the $5.0 million Laser Earn-Out Payment continues to be recorded in accounts receivable on our condensed consolidated balance sheet at its estimated fair value of $2.0 million (December 31, 2015 – $2.0 million). The fair value estimate of the Laser Earn-Out Payment was derived using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected. In addition, it also reflects management’s assessment of collection risk, the impact of the passage of time and potential collection costs associated with the Valeant litigation. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil. During the three months ended March 31, 2016 and 2015, we received no proceeds related to the collection of the contingent consideration for our previous sale of Visudyne.

(b) Related to the Sale of the PPDS Technology

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

5.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	March 31, 2016	December 31, 2015
Compensation	$350	$1,460
Directors’ Deferred Share Units compensation (“DSU”)	282	367
	$632	$1,827

6.	SHARE CAPITAL

(a)	Stock Options

Under the amended and restated QLT 2000 Incentive Stock Plan (the “Plan”), the maximum number of common shares, without par value, that are allotted for stock option and RSU grants under the Plan is 11,800,000. As at March 31, 2016, 3,007,042 common shares are available and reserved for future grants under the Plan.

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

As at March 31, 2016, 428,152 stock options were outstanding and exercisable (December 31, 2015 – 428,152) under the Plan and nil stock options were unvested (December 31, 2015 – nil).

On January 6, 2015, the Board of Directors granted 100,000 stock options to QLT’s Chief Financial Officer, Glen Ibbott. These stock options are subject to a ten (10) year expiration period and have an exercise price of CAD $4.84 per common share, which is equal to the closing price of the Company’s common shares on the Toronto Stock Exchange on the date of grant. These stock options were originally expected to vest and become exercisable in thirty six (36) successive and equal monthly installments from the grant date. As described below, the vesting provisions applicable to these stock options were accelerated on June 7, 2015.

In connection with the strategic transactions described under Note 2 – Strategic Transactions and Note 3 – Terminated Merger Transaction with InSite, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to 1,086,473 options outstanding and unvested at that date.

The following weighted average assumptions (no dividends are assumed) were used to value stock options granted in each of the following periods:

	Three months ended March 31,
	2016	2015
Annualized volatility	—	41.3%

Risk-free interest rate	—	1.4%
Expected life (years)	—	6.8

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2016 was nil (three months ended March 31, 2015 – CAD$2.12).

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2016	2015
Research and development	$—	$205

Selling, general and administrative	—	137
Stock-based compensation expense	$—	$342

We issue new common shares upon exercise of stock options. During the three months ended March 31, 2016, nil stock options were exercised (three months ended March 31, 2015 – 55,778). The intrinsic values associated with these stock options and the related cash received during the respective periods was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2016	2015
Intrinsic value of stock options exercised	$—	$44
Cash from exercise of stock options	—	206

(b)	Deferred Share Units

Under the DDSU Plan, at the discretion of the Board of Directors, directors can receive all or a percentage of their equity-based compensation in the form of DSUs. DSUs vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the grant date. A vested DSU can only be settled by conversion to cash (i.e. no share is issued), and is automatically converted after the director ceases to be a member of the Board unless the director is removed from the Board for just cause. Prior to conversion, the value of each DSU, at any point in time, is equivalent to the latest closing price of QLT’s common shares on the Toronto Stock Exchange (the “TSX”) on that trading day. When converted to cash, the value of a vested DSU is equivalent to the closing price of a QLT common share on the trading day immediately prior to the conversion date.

The impact on our results of operations of recording DSU compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2016	2015
Research and development	$(33)	$24

Selling, general and administrative	(74)	54
Deferred share unit compensation expense	$(107)	$78

No cash payments were made under the DSU Plan during the three months ended March 31, 2016 and 2015.

As at March 31, 2016, 145,444 DSUs were vested (December 31, 2015 – 139,028) and 8,556 DSUs were unvested (December 31, 2015 – 14,972).

(c)	Restricted Stock Units

RSU’s are only issued to directors as consideration for their provision of future services and are governed by the terms of the Plan. RSUs usually vest in three (3) successive and equal yearly installments on the date of each of the first three annual general meetings of the Company held after the date of grant. Upon vesting, each RSU represents the right to receive one common share of the Company. Once common shares are issued upon vesting of such RSUs, these vested RSUs are no longer considered outstanding, but are rather reflected as part of the total number of shares outstanding.

RSU compensation expense is measured at fair value based on the market price of QLT’s common shares on the grant date and the full cost is recognized on a straight line basis over the three year vesting period, which coincides with the requisite service period.

In connection with the transactions described under Note 2 — Strategic Transactions and Note 3 — Terminated Merger Transaction with InSite, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to 64,000 RSUs outstanding and unvested at that date and 64,000 shares were subsequently issued to QLT’s directors on June 8, 2015. As at March 31, 2016, nil RSUs were outstanding and unvested (December 31, 2015 – nil).

Total RSU compensation expense recorded during the three months ended March 31, 2016 and 2015 was as follows:

	Three months ended March 31,
(In thousands of U.S. dollars)	2016	2015
Research and development	$—	$7

Selling, general and administrative	—	16
Restricted stock unit compensation expense	$—	$23

7.	INCOME TAXES

During the three months ended March 31, 2016 and 2015, the provision for income taxes was insignificant for both periods and primarily relates to the accrual of interest on uncertain tax positions. As insufficient evidence exists to support the current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three months ended March 31, 2016 and 2015.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As at March 31, 2016, we have a full valuation allowance applied against all of our identified tax assets.

8.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, investment, accounts receivable and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as at March 31, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values:

	As at March 31, 2016
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents(2)	$102,856	$—	$—	$102,856
Investment(3)	17,040	—	—	17,040

Accounts receivable - Laser Earn-Out Payment - non-current(1)	—	—	2,000	2,000
Total	$119,896	$—	$2,000	$121,896

	As at December 31, 2015
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$141,824	$—	$—	$141,824
Accounts receivable - Laser Earn-Out Payment - non-current(1)	—	—	2,000	$2,000

Total	$141,824	$—	$2,000	$143,824

(1)

Represents the estimated fair value of the Laser Earn-Out Payment as described in Note 4 — Contingent Consideration. The fair value of the Laser Earn-Out Payment was estimated using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected.

(2)

Cash and cash equivalents includes $15.0 million of cash that was received under the terms of the Backstop Agreement. The $15.0 million of cash was transferred to our transfer agent on March 18, 2016 and was subsequently distributed to our shareholders on April 5, 2016 as part of the Aralez Distribution. For more information, refer to Note 2 (a) – Strategic Transactions – Aralez Investment and Distribution.

(3)

Represents the total fair market value of the 4,800,000 Aralez Shares held by QLT as at March 31, 2016 based on the USD$3.55 closing price of Aralez’s common shares on March 31, 2016. During the three months ended March 31, 2016, we recognized a fair value impairment loss totaling $13.0 million. This loss reflects the change in the fair value of the 4,800,000 of Aralez Shares, reserved to complete the Aralez Distribution, from the date of acquisition to March 31, 2016.

As at March 31, 2016 and December 31, 2015 we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents and accounts receivable. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

9.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended March 31,
(In thousands of U.S. dollars, except share and per share data)	2016	2015
Numerator:
Net loss and comprehensive loss	$(21,894)	$(5,896)
Denominator: (in thousands)
Weighted average number of common shares outstanding	52,829	51,237
Basic and diluted net loss per common share	$(0.41)	$(0.12)

As at March 31, 2016, 428,152 outstanding stock options (December 31, 2015 – 428,152) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

10.	SUBSEQUENT EVENTS

Termination of the Share Purchase and Registration Rights Agreement

In light of the termination of the InSite Merger and the Board’s determination that our cash requirements at that time did not justify the dilution that would be caused by the Private Placement, on April 28, 2016 QLT and the QLT Investors mutually agreed to terminate the Share Purchase and Registration Rights Agreement.

Completion of the Aralez Distribution

On April 5, 2016, the Board effected the Aralez Distribution and QLT distributed 4,799,619 Aralez Shares and $15.0 million of cash to its shareholders of record on February 16, 2016. The cash portion of the Aralez Distribution was funded pursuant to the terms of the Backstop Agreement. For more information refer to Note 2 – Strategic Transactions – Aralez Investment and Distribution.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto, which are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report”).

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

The following factors, among others, including those described under Item 1 A. Risk Factors in our 2015 Annual Report, as amended under Item A1. Risk Factors in Part II of this Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	our continued pursuit of strategic alternatives, any decision to discontinue such pursuit, and the uncertainty of whether we will be successful in our efforts;

•	our ability to retain or attract key employees and executives;

•

the anticipated timing, cost and progress of the development of our technology and clinical trials including the anticipated timing to commence and obtain results from pivotal clinical trials of QLT091001;

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

•

receipt of the Laser Earn-Out Payment (as defined and described under Note 4 — Contingent Consideration of the consolidated unaudited financial statements for the period ended March 31, 2016), which is currently subject to a lawsuit against Valeant Pharmaceuticals International, Inc. (“Valeant”), and receipt of all or part of the other contingent consideration pursuant to the asset purchase agreement with Valeant, which is based on future sales of Visudyne® outside of the United States and sales attributable to any new indications for Visudyne approved by the FDA;

•

receipt of all or part of the contingent consideration pursuant to the asset purchase agreement with Mati Therapeutics. Inc. (“Mati”) based on Mati’s successful development and sales of products based on our punctal plug delivery technology (the “PPDS Technology”);

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

From 2009 to 2013, we divested our Eligard product line, Visudyne business, and PPDS Technology. Following these divestitures, we significantly streamlined and restructured our operations to focus our resources on the development of QLT091001.

Strategic Transactions

Aralez Investment and Distribution

On June 8, 2015, we entered into a Share Subscription Agreement (as amended on December 7, 2015, the “Amended and Restated Subscription Agreement”) with Tribute Pharmaceuticals Canada Inc. (“Tribute”), POZEN Inc. (“POZEN”), Aralez Pharmaceuticals plc (formally known as Aguono Limited), Aralez Pharmaceuticals Inc. (“Aralez Canada”), and certain other investors (referred to as the “Co-Investors”). Pursuant to the Amended and Restated Subscription Agreement, immediately prior to and contingent on the consummation of the merger of Tribute and POZEN (the “Aralez Merger”), Tribute agreed to sell to QLT and the other Co-Investors $75.0 million common shares of Tribute (the “Tribute Shares”) in a private placement at a purchase price per share equal to: (a) the lesser of (i) US$7.20, and (ii) a five percent discount off the five day volume weighted average price (“VWAP”) per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than US$6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. On consummation of the Aralez Merger, the Tribute Shares would be exchanged for common shares of Aralez Canada (the “Aralez Shares”). The transaction contemplated by the Amended and Restated Subscription Agreement was entered into by us for the purpose of returning capital to our shareholders pursuant to a special election distribution that was payable, at the election of each shareholder, in either Aralez Shares (approximately 0.13629 of an Aralez Share for each QLT share) or cash, subject to pro-ration (the “Aralez Distribution”) for a $15.0 million maximum cash component that was funded pursuant to the terms of the Backstop Agreement (as defined and described below).

On February 5, 2016, the Aralez Merger was consummated and QLT invested $45.0 million in exchange for 7,200,000 Aralez Shares (representing 10.1% of the issued and outstanding Aralez Shares) at a price of US$6.25 per share (the “Aralez Investment”). The Aralez Shares are listed on the Nasdaq Stock Market and Toronto Stock Exchange.

Also on June 8, 2015, QLT entered into a share purchase agreement (as amended, the “Backstop Agreement”) under which Broadfin Healthcare Master Fund, Ltd. (“Broadfin”), JW Partners, LP, JW Opportunities Fund, LLC and J.W. Opportunities Master Fund, Ltd. (together, the “JW Parties”) (the “Backstop Purchasers”) agreed to purchase up to $15.0 million of the Aralez Shares from QLT at US$6.25 per share. This arrangement provided QLT shareholders the opportunity to elect to receive, in lieu of Aralez Shares, up to an aggregate of US$15.0 million in cash, subject to proration. Pursuant to the terms of the Backstop Agreement, on March 17, 2016, QLT sold 2,400,000 Aralez Shares to the Backstop Purchasers and received $15.0 million of cash proceeds. These funds were transferred to QLT’s transfer agent on March 18, 2016 until such time as the Aralez Distribution was effected by the Board.

On March 18, 2016, QLT obtained shareholder approval to reorganize its share capital (the “Share Reorganization”) pursuant to a court-approved statutory Plan of Arrangement under Section 288 of the Business Corporations Act (British Columbia). The Share Reorganization enabled QLT to effect the Aralez Distribution to our shareholders in a tax efficient manner. Notwithstanding shareholder approval of the Share Reorganization, the decision to complete the Aralez Distribution was contingent on the effectiveness of the Aralez’s Form S-1 filed with the SEC and the Board’s discretion to effect the Aralez Distribution.

Following the effectiveness of Aralez’s Form S-1 on April 1, 2016, the Aralez Distribution was effected on April 5, 2016 (the “Distribution Date”) and QLT distributed, based on the results of the shareholder election, 4,799,619 Aralez Shares and $15.0 million of cash to our shareholders of record on February 16, 2016.

As at March 31, 2016, QLT continued to hold 4,800,000 Aralez Shares, which were marked-to-market at period end. As a result, the Company recognized a $13.0 million loss during the three months ended March 31, 2016 to reflect the change in value from the acquisition date to March 31, 2016.

Pursuant to the terms of QLT’s financial advisory services agreement with Greenhill & Co, LLC., on February 5, 2016 QLT paid Greenhill a $4.0 million advisory fee in connection with the completion of the Aralez Investment and exploration of certain other strategic initiatives. This advisory fee has been recorded as part of Selling, General and Administrative expense.

Private Placement

On June 8, 2015, QLT entered into a Share Purchase and Registration Rights Agreement (as amended, the “Share Purchase and Registration Rights Agreement”) with Broadfin, JW Partners, LP, JW Opportunities Fund, LLC, EcoR1 Capital Fund Qualified, L.P. and EcoR1 Capital Fund, LP (the “QLT Investors”). The Share Purchase and Registration Rights Agreement contemplated that QLT would, following the completion of the InSite Merger (as defined below) and the Aralez Distribution but no later than April 30, 2016, issue and sell to the QLT Investors a certain number of QLT common shares for an aggregate purchase price of $20.0 million (the “Private Placement”), reflecting a per share purchase price of U.S.$1.87. In light of the termination of the InSite Merger and the Board’s determination that our cash requirements at that time did not justify the dilution that would be caused by the Private Placement, on April 28, 2016, QLT and the QLT Investors mutually agreed to terminate the Share Purchase and Registration Rights Agreement.

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
QLT091001

Inherited Retinal Disease caused by RPE65 and LRAT gene mutations (includes LCA and RP)

Natural history study enrollment and preliminary analysis completed in Q1 2016; final data analysis ongoing.

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

QLT091001 has received orphan drug designations for the treatment of LCA (due to inherited mutations in the LRAT and RPE65 genes) and RP (all mutations) by the U.S. Food and Drug Administration (the “FDA”), and for the treatment of LCA and RP (all mutations) by the European Medicines Agency (the “EMA”). These designations provide market exclusivity in the applicable jurisdiction after a product is approved for 10 years (possibly subject to reduction) in the EU and seven years in the U.S. Orphan drug designation in the EU can also provide an additional two years of market exclusivity for pediatric orphan drug designated drug products. The FDA has also formally acknowledged that the orphan drug designations granted by the FDA on QLT091001 for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) also cover QLT091001 for the treatment of Inherited Retinal Disease caused by LRAT or RPE65 mutations, including severe early childhood onset retinal dystrophy, which disease/condition we believe subsumes both LCA due to inherited mutations in LRAT or RPE65 genes and RP. The EMA also formally acknowledged that a therapeutic indication of QLT091001 for the treatment of patients with Inherited Retinal Disease, who have been phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT, would fall under the orphan drug designations of treatment of LCA and treatment of RP.

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

In an effort to accelerate the commercial availability of QLT091001 as a treatment option, we are currently exploring with the EMA an MAA submission in the second half of 2016 for conditional approval of QLT091001 for the treatment of Inherited Retinal Disease based on the existing clinical data. During the first quarter of 2015, advisory meetings were conducted with certain national European agencies and we are continuing our discussions with the European agencies regarding the MAA for conditional approval. Conditional approval, if granted, would be made subject to specified conditions, including among other things, that we complete and have favorable safety and efficacy data from additional studies, including one or more pivotal trials of QLT091001 for IRD. In this regard, we have continued our pivotal trial start-up activities with the goal of initiating a Phase III pivotal trial in the third quarter of 2016. In conjunction with our ongoing start-up activities around our Phase III study, we amended our pivotal trial protocol study design to further optimize and improve trial execution and protocol performance. Our amended pivotal trial protocol study design was submitted to the FDA on March 18, 2016 for review. We are currently awaiting feedback and comments.

During the second half of 2015, we initiated a retrospective, uncontrolled, multicenter, case history study to determine the natural history of visual function in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by autosomal recessive mutations in RPE65 or LRAT. The goal of the natural history study is to compare visual outcomes in patients treated with QLT091001, relative to naïve patients, in order to assess the extent to which QLT091001 may improve or prolong visual function, which information may be used to support our potential application for conditional approval. At the end of the first quarter of 2016, we completed enrollment of subjects and data collection, and conducted a preliminary analysis of the study data, the results of which suggested that these IRD subjects, without therapeutic intervention, demonstrate a continuing decline in visual field and eventually visual acuity over time. We are continuing to review the data for further discussion with select national European agencies during the second quarter of 2016. Following those discussions, we intend to publicly report the final results of the natural history study.

Given the ultra orphan nature of LCA and RP, we will continue to seek to establish a patient registry either independently or in conjunction with one or more third parties to identify and characterize patient status and then follow disease progression to track the natural history of the disease. As part of these ongoing efforts, we initiated our multi-center, retrospective natural history study to assess visual outcomes over time in patients with Inherited Retinal Disease caused by autosomal recessive mutations in RPE65 or LRAT and it is believed that this may further support enrollment in the planned Phase III pivotal trial.

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

In 2015, six additional patents owned by us or exclusively licensed to us pursuant to our Co-Development Agreement with Retinagenix, LLC (“Retinagenix”), were granted by the USPTO, covering methods of using various synthetic retinal derivatives for the treatment of certain age-related and inherited retinal diseases, four of which are key patents relating to QLT091001 in the treatment of IRD.

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

RESULTS OF OPERATIONS

The following table sets out our net losses from operations for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(In thousands of U.S. dollars, except per share data)	2016	2015
Net loss and comprehensive loss	$(21,894)	$(5,896)

Basic and diluted net loss per common share	$(0.41)	$(0.12)

A detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

During the three months ended March 31, 2016, research and development (“R&D”) expenditures were $3.0 million compared to $2.2 million for the same period in 2015. The $0.8 million (36%) increase was primarily due to higher costs incurred in 2016 related to our ongoing preparatory activities for our QLT091001 pivotal trial and conduct of our natural history study. These cost increases were partially offset by lower salary and overhead costs resulting from R&D headcount attrition, the foreign exchange impact of the weakened Canadian dollar, downsizing of our lease space and the absence of stock compensation expense during the period. No stock compensation expense was recorded during the three months ended March 31, 2016 given that the vesting provisions and associated expense applicable to all outstanding options was accelerated in June 2015 by the Board of Directors in connection with certain strategic transactions (refer to the Strategic Transactions section above for more information).

Selling, General and Administrative Expenses

	Three months ended March 31,
(In thousands of U.S. dollars)	2016	2015
Operating - selling, general and administration expense	$1,041	$1,679

Strategic consulting and advisory fees	4,857	1,940
Total selling, general and administration expense	$5,898	$3,619

During the three months ended March 31, 2016, we incurred $4.9 million of consulting and advisory fees related to our exploration and pursuit of strategic options, as compared to $1.9 million incurred for the same period in the prior year. Approximately $4.0 million of the $4.9 million amount for the three months ended March 31, 2016 consists of a $4.0 million advisory fee paid to our financial advisors on February 5, 2016 (refer to the Strategic Transactions section above for more information).

Excluding the strategy related consulting and advisory fees discussed above, during the three months ended March 31, 2016, selling, general and administrative (“SG&A”) expenditures were $1.0 million compared to $1.7 million for the same period in 2015. The $0.7 million (41%) decrease in SG&A expenses was primarily due to a decrease in directors’ fees, general operating costs that were affected by the foreign exchange impact of the weakened Canadian dollar, downsizing of our lease space and the absence of stock compensation expense for the same reason described above.

Other (Expense) Income

Net Foreign Exchange Gains (Losses)

For the three months ended March 31, 2016 and 2015, net foreign exchange losses comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Loss on Investment

As at March 31, 2016, QLT continued to hold 4,800,000 of Aralez Shares, which were marked-to-market at period end. As a result, during the three months ended March 31, 2016, we recognized a fair value impairment loss totaling $13.0 million. This loss reflects the change in the fair value of the 4,800,000 of Aralez Shares reserved to complete the Aralez Distribution, from the date of acquisition to March 31, 2016.

On April 5, 2016, we completed the Aralez Distribution and distributed to our shareholders 4,799,619 Aralez Shares, with a total fair value of $19.3 million, and $15.0 million of cash.

Income Taxes

During the three months ended March 31, 2016 and 2015, the provision for income taxes was insignificant for both periods and primarily relates to the accrual of interest on uncertain tax positions. As insufficient evidence exists to support the current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three months ended March 31, 2016 and 2015.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As at March 31, 2016, we have a full valuation allowance applied against all of our identified tax assets.

LIQUIDITY AND CAPITAL RESOURCES

General

As at March 31, 2016, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, change of control obligations, and consulting and advisory fees we may incur in connection with the exploration of strategic alternatives.

On February 5, 2016, we completed our Aralez Investment and our cash and cash equivalents decreased by $45.0 million. In connection with the funding of the cash portion of the Aralez Distribution (see the Strategic Transactions – Aralez Investment and Distribution section above), we entered into the Backstop Agreement on June 8, 2015 to sell up to $15.0 million of the Aralez Shares to the Backstop Purchasers. On March 17, 2016, pursuant to the terms of the Backstop Agreement, we sold 2,400,000 Aralez Shares to the Backstop Purchasers for $6.25 per share and received $15.0 million of cash. On March 18, 2016 we transferred these funds to our transfer agent for the completion of the Aralez Distribution.

On April 5, 2016, the Aralez Distribution was effected by the Board and we distributed to our shareholders 4,799,619 Aralez Shares and $15.0 million of cash, which was funded through the Backstop Agreement

As described under the Strategic Transactions – Private Placement section above, on April 28, 2016, the Share Purchase and Registration Rights Agreement was terminated.

As described under the Business Overview – Research and Development section above, we are currently progressing pivotal trial start-up activities with the goal of initiating our Phase III pivotal trial in the third quarter of 2016 and we are currently exploring with the EMA the submission of a MAA in the second half of 2016 for the conditional approval of QLT091001. If we are successful in initiating our Phase III pivotal trial and completing our submission of the MAA, we expect that the following milestone payments will become due and payable in 2016 to Retinagenix pursuant to the terms of our Co-Development Agreement:

(i)	$1.0 million upon initiation of the first pivotal trial; and

(ii)

$1.5 million upon completion of a filing seeking EU approval or Japan approval for the use of certain intellectual property rights, owned and controlled by Retinagenix, in our first indication for QLT091001.

Additional factors that may affect our future capital availability or requirements may include: expenses incurred in connection with the exploration, pursuit and completion of future financial and/or strategic alternatives, return of capital to shareholders, including any future distributions and/or share repurchases; potential legal costs related to the litigation and dispute with Valeant regarding the Laser Earn-Out Payment; the status of competitors and their intellectual property rights; levels of future sales of Visudyne and receipt of certain earn-out payments and future contingent consideration under the 2012 asset purchase agreement with Valeant (the “Valeant Agreement”); levels of any future payments related to the PPDS Technology we sold under the 2013 asset purchase agreement with Mati; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

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

Cash Used in Operating Activities

During the three months ended March 31, 2016, we used $8.9 million of cash in operations compared to $4.8 million for the same period in 2015. The $4.1 million increase in operating cash outflows was primarily attributable to the following:

•

A net $3.5 million negative cash flow variance primarily associated with the $4.0 million advisory fee paid to our investment bankers on February 5, 2016 (refer to the Strategic Transactions – Aralez Investment and Distribution section above), which was offset by a decline in the level of other general consulting and advisory fees paid during the period in connection our exploration of strategic alternatives; and

•

A net $0.6 million negative cash flow variance associated with certain retention bonuses paid out during the three months ended March 31, 2016, which was partially offset by the foreign exchange impact of the weakened Canadian dollar.

Cash Used in Investing Activities

During the three months ended March 31, 2016, cash flows used in investing activities was $0.1 million and consisted of certain property, plant and equipment purchases.

During the three months ended March 31, 2015, there were no cash flows related to investing activities.

Cash Provided by Financing Activities

During the three months ended March 31, 2016, cash flows from financing activities included $45.0 million of cash used to fund our investment in Aralez and $15.0 million of cash received from the March 17, 2016 sale of 2,400,000 Aralez Shares to the Backstop Purchasers pursuant to the terms of the Backstop Agreement. This $15.0 million of cash was transferred to our transfer agent on March 18, 2016 for the Aralez Distribution.

During the three months ended March 31, 2015, cash flows from financing activities consisted of $0.2 million of proceeds received in connection with the issuance of common shares for stock options exercised.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. At March 31, 2016, we had $102.9 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 28 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at March 31, 2016, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At March 31, 2016, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

As of March 31, 2016, our material contractual obligations consist of our clinical and development agreements, including our recently executed agreement with a contract research organization for the global management of our Phase III pivotal trial for QLT091001. There have been no material changes to QLT’s contractual obligations. See the 2015 Annual Report – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.

Off-Balance Sheet Arrangements

In connection with the sale of assets, shares and businesses, we provide indemnities related to certain matters, including product liability, patent infringement, and contract breach and misrepresentation. We also provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to certain threshold amounts, specified claims periods and other restrictions and limitations. As at March 31, 2016, no amounts have been accrued in connection with such indemnities.

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

Outstanding Share Data

As of April 29, 2016, QLT had 52,829,398 common shares issued and outstanding, which totaled $475.3 million in share capital. As of April 29, 2016, we had 428,152 stock options outstanding and exercisable at a weighted average exercise price of CAD $5.07 per share. Each stock option is exercisable for one common share. As of April 29, 2016, we had nil RSUs outstanding. As of April 29, 2016, we had 154,000 deferred stock units (“DSUs”) outstanding of which 147,583 are vested. The cash value of the DSUs outstanding as at April 29, 2016 is approximately $0.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Significant estimates include but are not limited to accounts receivable valuation provisions and fair value adjustments, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, uncertain tax positions, tax assets and tax liabilities. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2015 Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Quarterly Report as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2015 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer. Our Interim Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change was made to our internal controls over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, such internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 22, 2015, we commenced an action in the Supreme Court of British Columbia against Valeant for breach of contract, under the terms of the Valeant Agreement, with respect to failure to pay a $5.0 million Laser Earn-Out Payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the United States. For additional information, refer to Note 4(a) – Contingent Consideration – Related to the Sale of Visudyne of our unaudited consolidated financial statements for the three months ended March 31, 2016.

For information regarding litigation and other risks, uncertainties and other factors that may materially and adversely affect our business, products, financial condition and operating results, refer to Item 1A. Risk Factors in our 2015 Annual Report.

ITEM 1A.	RISK FACTORS

None.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”):

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

QLT Inc. (Registrant)

Date: May 5, 2016	By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	By:	/s/ W. Glen Ibbott
W. Glen Ibbott
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”):

•    unaudited condensed consolidated balance sheets;

•    unaudited condensed consolidated statements of operations and comprehensive loss;

•    unaudited condensed consolidated statements of cash flows;

•    unaudited condensed consolidated statements of changes in shareholders’ equity; and

•    notes to unaudited condensed consolidated financial statements.

*	Filed herewith