Form 10-Q
period 2016-06-30
QLT INC/BC
filed 2016-08-09
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 5, 2016 the registrant had 52,829,398 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

June  30, 2016

ITEM		PAGE
	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2016 and June 30, 2015	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and June 30, 2015	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2016 and year ended December 31, 2015	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
4.	CONTROLS AND PROCEDURES	28

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS	29

1A.	RISK FACTORS	29

6.	EXHIBITS	36

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	June 30, 2016	December 31, 2015
(In thousands of U.S. dollars)
ASSETS
Current assets
Cash and cash equivalents	$79,943	$141,824
Accounts receivable, net of allowances for doubtful accounts	359	287
Loan receivable (Note 2(a))	3,011	—
Income taxes receivable	14	14
Prepaid and other assets	668	611
Total current assets	83,995	142,736
Accounts receivable (Note 4(a))	2,000	2,000
Property, plant and equipment	467	430
Total assets	$86,462	$145,166

LIABILITIES
Current liabilities
Accounts payable	$5,219	$1,656

Accrued liabilities (Note 5)	800	1,827
Total current liabilities	6,019	3,483
Uncertain tax position liabilities	376	342
Total liabilities	6,395	3,825
SHAREHOLDERS’ EQUITY
Share capital (Note 6)
Authorized
500,000,000 common shares without par value
5,000,000 first preference shares without par value, issuable in series
Issued and outstanding
Common shares	$475,333	$475,333
June 30, 2016 – 52,829,398 shares
December 31, 2015 – 52,829,398 shares
Additional paid-in capital	63,117	97,377
Accumulated deficit	(561,352)	(534,338)
Accumulated other comprehensive income	102,969	102,969
Total shareholders’ equity	80,067	141,341
Total shareholders’ equity and liabilities	$86,462	$145,166

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars except share and per share information)	2016	2015	2016	2015
Expenses
Research and development	$2,929	$3,404	$5,919	$5,612
Selling, general and administrative (Notes 2, 3)	4,451	7,154	10,349	10,773
Depreciation	23	179	61	367
	7,403	10,737	16,329	16,752
Operating loss	(7,403)	(10,737)	(16,329)	(16,752)
Other (expense) income
Net foreign exchange (losses) gains	(31)	(60)	(108)	38
Interest income	54	51	129	83
Fair value gain (loss) on investment (Note 2(b))	2,256	—	(10,704)	—
Other	9	—	9	(2)
	2,288	(9)	(10,674)	119
Loss before income taxes	(5,115)	(10,746)	(27,003)	(16,633)
Provision for income taxes (Note 7)	(5)	(5)	(11)	(14)
Net loss and comprehensive loss	$(5,120)	$(10,751)	$(27,014)	$(16,647)

Basic and diluted net loss per common share (Note 9)
Net loss per common share	$(0.10)	$(0.21)	$(0.51)	$(0.32)

Weighted average number of common shares outstanding (in thousands)
Basic and diluted	52,829	51,779	52,829	51,508

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(In thousands of U.S. dollars)
Cash used in operating activities
Net loss and comprehensive loss	$(5,120)	$(10,751)	$(27,014)	$(16,647)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	23	179	61	367
Stock-based compensation and restricted stock-based compensation	36	1,965	36	2,330
Unrealized foreign exchange	58	55	(11)	(106)
Deferred income taxes	5	5	10	9
Gain on sale of long-lived assets	(9)	—	(9)	—
Fair value (gain) loss on investment (Note 2(b))	(2,256)	—	10,704	—
Changes in non-cash operating assets and liabilities
Accounts receivable	(50)	(45)	(129)	16
Prepaid and other assets	57	260	(57)	297
Accounts payable	2,217	2,823	3,567	3,633
Income taxes receivable / payable	—	—	—	33
Accrued liabilities	165	317	(944)	109

	(4,874)	(5,192)	(13,786)	(9,959)
Cash used in investing activities
Net proceeds from sale of long-lived assets	26	—	26	—
Purchase of property, plant and equipment	(46)	—	(115)	—
Loan receivable (Note 2(a))	(3,000)	(3,460)	(3,000)	(3,460)
	(3,020)	(3,460)	(3,089)	(3,460)
Cash used in financing activities
Cash distribution to common shareholders (Note 2(b))	(15,000)	—	(15,000)	—
Settlement of Backstop Agreement (Note 2(b))	—	—	15,000	—
Aralez Investment (Note 2(b))	—	—	(45,000)	—
Issuance of common shares related to stock option exercises	—	4,739	—	4,945
	(15,000)	4,739	(45,000)	4,945
Effect of exchange rate changes on cash and cash equivalents	(19)	(17)	(6)	(94)
Net decrease in cash and cash equivalents	(22,913)	(3,930)	(61,881)	(8,568)
Cash and cash equivalents, beginning of period	102,856	151,270	141,824	155,908
Cash and cash equivalents, end of period	$79,943	$147,340	$79,943	$147,340

Supplementary cash flow information:
Income taxes paid	$—	$—	$2	$4

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (1)	Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2015	51,199,922	$467,034	$97,838	$(511,329)	$102,969	$156,512
Exercise of stock options, for cash, at prices ranging from CAD $4.08 to CAD $4.54 per share	1,565,476	8,077	(2,569)			5,508
Shares issued in connection with RSUs vested	64,000	222	(222)			—
Uncertain tax position liability recovery			2,132			2,132
Stock-based compensation			198			198
Net loss and comprehensive loss				(23,009)		(23,009)
Balance at December 31, 2015	52,829,398	$475,333	$97,377	$(534,338)	$102,969	$141,341
Net loss and comprehensive loss				(21,894)		(21,894)
Balance at March 31, 2016	52,829,398	$475,333	$97,377	$(556,232)	$102,969	$119,447
Stock-based compensation			25			25
Restricted stock-based compensation			11			11
Cash distribution to common shareholders (Note 2(b))			(15,000)			(15,000)
Aralez Shares distributed to shareholders (Note 2(b))			(19,296)			(19,296)
Net loss and comprehensive loss				(5,120)		(5,120)
Balance at June 30, 2016	52,829,398	$475,333	$63,117	$(561,352)	$102,969	$80,067

(1)

At June 30, 2016, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

In management’s opinion, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as at June 30, 2016, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of QLT and its subsidiaries, all of which are wholly owned. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates include but are not limited to accounts receivable valuation provisions and fair value adjustments, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, tax assets, tax liabilities and uncertain tax positions. Actual results may differ from estimates made by management.

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

Stock-Based Compensation

Accounting Standards Committee (“ASC”) topic 718 requires stock-based compensation expense, which is measured at fair value on the grant date, to be recognized in the statement of operations over the period in which a grantee is required to provide services in exchange for the stock award. Compensation expense recognition provisions are applicable to new awards as well as previously granted awards which are modified, repurchased or cancelled after the adoption date. We recognize stock-based compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model, adjusted for estimated forfeitures. When estimating forfeitures, we consider attrition rates and trends of actual stock option forfeitures.

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

The Company issues Restricted Stock Units (“RSUs”) to its directors and employees as consideration for their provision of future services. Restricted stock-based compensation expense is measured based on the fair value market price of QLT’s common shares on the grant date and is generally recognized over the requisite service period. The vesting provisions are determined by the Board of Directors on a case by case basis. RSUs can only be exchanged and settled for QLT’s common shares, on a one-to-one basis, upon vesting.

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

Recently Adopted Accounting Standards

On September 25, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16 – Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 was effective for annual periods, and interim periods, beginning after December 15, 2015 and did not impact the Company’s financial position or results of operations.

On April 15, 2015, the FASB issued ASU No. 2015-05 – Customers’ Accounting for Cloud Computing Costs. Under the new guidance, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses are accounted for under ASC No. 350-40 – Intangibles – Goodwill and Other. An arrangement would contain a software license element if both of the following criteria are met: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party, unrelated to the vendor, to host the software. If the arrangement does not meet both criteria, it is considered a service contract, and does not constitute a purchase of a software license. ASU No. 2015-05 was effective for annual periods, and interim periods, beginning after December 15, 2015 and did not materially impact the Company’s financial position or results of operations.

On February 18, 2015, FASB issued ASU No. 2015-02 – Amendments to Consolidation Analysis. The new guidance amends consolidation requirements under ASC No. 810 – Consolidation, and significantly changes the consolidation analysis required under U.S. GAAP. ASU No. 2015-02 makes specific amendments to the current consolidation guidance for variable interest entities. This update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of ASU No. 2015-02 did not materially impact the Company’s consolidated financial statements.

On January 9, 2015, the FASB issued ASU No. 2015-01 – Extraordinary Items. The new guidance eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the ASU No. 2015-01, an entity is no longer permitted to (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. This update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. The adoption of ASU No. 2015-01 did not materially impact the Company’s financial position or results of operations.

Recently Issued Accounting Standards

On June 16, 2016, the FASB issued ASU No. 2016-13 – Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments. ASU No. 2016-13 introduces an impairment model, known as the current expected credit loss (“CECL”) model, which is based on expected losses rather than incurred losses. Under ASU No. 2016-13, an entity recognizes as an allowance, its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU No. 2016-13 also intends to reduce complexity, by decreasing the number of credit impairment models that entities use to account for debt instruments. The CECL model will apply to most debt instruments (other than those measured at fair value), trade receivables, lease receivables, reinsurance receivables that result from insurance transactions, financial guarantee contracts, and loan commitments. However, available-for-sale debt securities are outside the model’s scope and will continue to be assessed for impairment under the guidance in ASC No. 320. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently assessing the impact of ASU No. 2016-13 on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09 – Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Management is currently assessing the impact of ASU No. 2016-09 on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 – Leases, its new standard on accounting for leases. The new guidance will require organizations that lease assets (referred to as “lessees”) for terms of more than 12 months, to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Consistent with current guidance, the recognition, measurement, and presentation of the expenses and cash flows associated with a particular lease will depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which only requires capital leases to be reflected on the balance sheet, ASU No. 2016-12 will require both types of leases to be recognized on the balance sheet. ASU No. 2016-02 also aligns many of the underlying principles of the new lessor model with those in ASC No. 606 – Revenue from Contracts with Customers, and will require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage the associated exposure. ASU No. 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods within those annual reporting periods. Management is currently assessing the impact of ASU No. 2016-02 on the Company’s consolidated financial statements.

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

On August 12, 2015, the FASB issued ASU No. 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of the revenue standard, ASU No. 2014-09 – Revenue from Contracts with Customers. Under ASU No. 2015-14, the effective date of ASU No. 2014-09 was deferred by one year, and is now effective for public entities with reporting periods beginning after December 15, 2017. As at the date of this assessment, ASU No. 2014-09 is not expected to materially impact the Company’s consolidated financial statements.

2.	STRATEGIC TRANSACTIONS

(a) Merger Transaction with Aegerion Pharmaceuticals, Inc.

On June 14, 2016, QLT and Aegerion Pharmaceuticals, Inc. (“Aegerion”) entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which a wholly owned indirect subsidiary of QLT will be merged with and into Aegerion, with Aegerion surviving as a wholly-owned subsidiary of QLT (the “Merger”). Upon completion of the proposed Merger, each outstanding share of Aegerion common stock will be converted into a right to receive 1.0256 QLT common shares (the “Exchange Ratio”), subject to adjustment as described below. QLT plans to change its name upon closing of the Merger to Novelion Therapeutics Inc. (“Novelion”) and its common shares will trade on the NASDAQ Global Select Market (“NASDAQ”) and the Toronto Stock Exchange (“TSX”). As at the date of this filing, QLT is anticipated to be the accounting acquirer and the acquisition method of accounting under ASC No. 805 – Business Combinations is expected to apply. The purchase consideration will be allocated based on the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed by QLT at the closing of the Merger.

Under the Merger Agreement, the Exchange Ratio may be reduced if, prior to closing of the Merger, Aegerion settles (i) the previously disclosed U.S. Department of Justice (“DOJ”) and SEC investigations into Aegerion’s sales activities and disclosure related to its JUXTAPID® (lomitapide capsules) product for amounts in excess of negotiated thresholds set forth in Aegerion’s previously announced preliminary agreements in principle with the DOJ or SEC (the “DOJ/SEC Investigations”) and/or (ii) the pending putative shareholder class action lawsuit (the “Class Action Litigation”) for an amount that exceeds the amounts, if any, available under Aegerion’s director and officer insurance coverage in respect of that matter (together, the “negotiated thresholds”). The maximum aggregate excess settlement amount to be reflected in the Exchange Ratio adjustment is $25.0 million. If Aegerion does not settle the DOJ/SEC Investigations and the Class Action Litigation prior to the closing of the Merger, QLT will issue certain warrants (the “Warrants”) to its existing shareholders and the Investors (as described below), exercisable to purchase a certain number of QLT common shares at an exercise price of $0.01 per share if the DOJ/SEC Investigations and/or Class Action Litigation are settled for amounts over the negotiated thresholds.

While the proposed Merger has been approved by the boards of directors of both companies, the closing of the Merger is subject to various conditions, including but not limited to (i) receipt of the required approvals of the shareholders of each of QLT and Aegerion and (ii) completion of the private placement (with an aggregate subscription price not less than $17.5 million) contemplated by the unit subscription agreement (as described below, the “Unit Subscription Agreement”), that QLT entered into on June 14, 2016 with the investors party thereto (the “Investors”) in connection with the Merger. Following the completion of the Merger and assuming no adjustment to the Exchange Ratio, QLT shareholders, including the Investors who will purchase QLT common shares immediately prior to the Merger under the Unit Subscription Agreement, are expected to own approximately 67% of the outstanding Novelion common shares and Aegerion shareholders are expected to own approximately 33% of the outstanding Novelion common shares.

The Unit Subscription Agreement contemplates the issuance of 12,363,636 QLT common shares and an equal number of Warrants (as defined and described above) to the Investors, immediately prior to the closing of the Merger, for an aggregate subscription price of $21.8 million. This investment is intended to provide Novelion with additional capital to support future operations and business development initiatives.

Under the Merger Agreement, QLT and Aegerion have agreed to use commercially reasonable efforts to cause the board of directors of Novelion following the Merger and until the 2017 annual meeting of Novelion to consist of four individuals designated by Aegerion, four individuals designated by QLT, one individual designated by Broadfin Capital, LLC (“Broadfin Capital”) and one individual designated by Sarissa Capital Management LP (“Sarissa Capital Management”). For a specified period of time following the Merger, Sarissa Capital Management will also have the right to designate one additional member of the board of directors of Novelion. Following the completion of the Merger, Mary Szela, Chief Executive Officer of Aegerion, will serve as Chief Executive Officer of Novelion.

On June 14, 2016, QLT entered into a loan and security agreement with Aegerion (the “Loan Agreement”) concurrently with the execution of the Merger Agreement, pursuant to which QLT agreed to provide a term loan facility to Aegerion for an aggregate principal amount of up to $15.0 million. Aegerion borrowed $3.0 million in term loans (the “QLT Loans”) on June 15, 2016 and may also borrow up to an additional $3 million per month (commencing July 2016) if and to the extent such amounts are necessary in order for Aegerion to maintain an unrestricted cash balance of $25 million, subject to the satisfaction of certain terms and conditions. As at June 30, 2016, the $3.0 million outstanding under the Loan Agreement has been reflected as a short term loan receivable on the condensed consolidated balance sheet. The QLT Loans bear interest at 8% per annum and are subject to certain increases under certain conditions. Pursuant to the Loan Agreement, accrued interest will be capitalized and added to the aggregate principle amount of the QLT Loans outstanding. The QLT Loans mature on the earliest of (i) July 1, 2019, (ii) the maturity date of Aegerion 2% senior convertible notes, (iii) three business days after a termination of the Merger Agreement by Aegerion and (iv) 90 days after a termination of the Merger Agreement by QLT. Aegerion’s obligations under the QLT Loan Agreement are secured by (i) a first priority security interest in Aegerion’s intellectual property related to its MYALEPT® product and (ii) a second priority security interest in certain other assets, which secure Aegerion’s current loan obligations to another third party.

During the three and six months ended June 30, 2016, QLT incurred consulting and advisory fees of $3.2 million and $3.6 million respectively, in connection with the pursuit of the Merger with Aegerion. These consulting and advisory fees are reflected as part of Selling, General and Administrative expenses (“SG&A”) on the consolidated statements of operations and comprehensive (loss) income.

(b) Aralez Investment and Distribution

On June 8, 2015, QLT entered into a share subscription agreement (as amended on December 7, 2015, the “Amended and Restated Subscription Agreement”) with Tribute Pharmaceuticals Canada Inc. (“Tribute”), POZEN Inc. (“POZEN”), Aralez Pharmaceuticals plc (formally known as Aguono Limited), Aralez Pharmaceuticals Inc. (“Aralez Canada”), and certain other investors (referred to as the “Co-Investors”). Pursuant to the Amended and Restated Subscription Agreement, immediately prior to and contingent on the consummation of the merger of Tribute and POZEN (the “Aralez Merger”), Tribute agreed to sell to QLT and the other Co-Investors $75.0 million of common shares of Tribute (the “Tribute Shares”) in a private placement at a purchase price per share equal to: (a) the lesser of (i) US$7.20, and (ii) a five percent discount off the five day volume weighted average price (“VWAP”) per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than US$6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. On consummation of the Aralez Merger, the Tribute Shares would be exchanged for common shares of Aralez Canada (the “Aralez Shares”). The transaction contemplated by the Amended and Restated Subscription Agreement was entered into by QLT for the purpose of returning capital to its shareholders pursuant to a special election distribution that was payable, at the election of each QLT shareholder, in either Aralez Shares (approximately 0.13629 of an Aralez Share for each QLT share) or cash, subject to pro-ration (the “Aralez Distribution”) for a $15.0 million maximum cash component that was funded pursuant to the terms of the Backstop Agreement (as defined and described below).

On February 5, 2016, the Aralez Merger was consummated and QLT purchased 7,200,000 Aralez Shares (representing 10.1% of the issued and outstanding Aralez Shares) at a price of US$6.25 per share (the “Aralez Investment”) for an aggregate total investment of $45.0 million. The Aralez Shares are listed on the NASDAQ and TSX.

QLT entered into a share purchase agreement, dated June 8, 2015 (as amended, the “Backstop Agreement”) with Broadfin Healthcare Master Fund, Ltd. (“Broadfin”), JW Partners, LP, JW Opportunities Fund, LLC and J.W. Opportunities Master Fund, Ltd. (together, the “JW Parties”) (the “Backstop Purchasers”) pursuant to which the Backstop Purchasers agreed to purchase up to $15.0 million of the Aralez Shares from QLT at US$6.25 per share. This arrangement provided QLT shareholders the opportunity to elect to receive, in lieu of Aralez Shares, up to an aggregate of US$15.0 million in cash, subject to proration. Pursuant to the terms of the Backstop Agreement, on March 17, 2016, QLT sold 2,400,000 Aralez Shares to the Backstop Purchasers and received $15.0 million of cash proceeds.

On March 18, 2016, QLT obtained shareholder approval to reorganize its share capital (the “Share Reorganization”) pursuant to a court-approved statutory Plan of Arrangement under Section 288 of the Business Corporations Act (British Columbia). The Share Reorganization enabled QLT to effect the Aralez Distribution to its shareholders in a tax efficient manner. Following the effectiveness of Aralez’s Form S-1 on April 1, 2016, the Aralez Distribution was effected on April 5, 2016 (the “Distribution Date”) and QLT distributed, based on the results of the shareholder election, 4,799,619 Aralez Shares, with a fair value of $19.3 million, and $15.0 million of cash (received pursuant to the Backstop Agreement) to its shareholders of record on February 16, 2016.

QLT held the Aralez Shares from February 5, 2016 to the Date of Distribution and the Aralez Shares were marked-to-market. As a result, the Company recognized a $2.3 million gain during the three months ended June 30, 2016 and a $10.7 million loss during the six months ended June 30, 2016, to reflect the changes in value from the acquisition date to the Distribution Date.

During the three and six months ended June 30, 2016, QLT incurred consulting and advisory fees of nil and $4.4 million respectively, in connection with the Aralez Investment and Distribution. The $4.4 million for the six months ended June 30, 2016 includes a $4.0 million advisory fee paid to Greenhill & Co, LLC for financial advisory services performed in connection with the completion of the Aralez Investment and exploration of certain other strategic initiatives. These consulting and advisory fees are reflected as part of SG&A on the consolidated statements of operations and comprehensive (loss) income.

(c) Private Placement

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

On June 8, 2015, QLT entered into an agreement and plan of merger (as amended and restated on July 16, 2015 and August 26, 2015) (the “InSite Merger Agreement”) among InSite Vision Incorporated, a Delaware corporation (“InSite”), and Isotope Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of QLT. Pursuant to the terms of the InSite Merger Agreement, a wholly owned indirect subsidiary of QLT was contemplated to merge with and into InSite, with InSite surviving as a wholly-owned subsidiary of QLT (the “InSite Merger”).

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

During the three and six months ended June 30, 2015, QLT incurred consulting and advisory fees of $4.7 million and $6.7 million respectively, in connection with the pursuit of the InSite Merger and certain other strategic transactions contemplated in 2015. These consulting and advisory fees are reflected as part of SG&A on the consolidated statements of operations and comprehensive (loss) income.

4.	CONTINGENT CONSIDERATION

(a) Related to the Sale of Visudyne®

On September 24, 2012, we completed the sale of our Visudyne business to Valeant Pharmaceuticals International, Inc. (“Valeant”). We received $112.5 million in total during 2012 and 2013. Subject to the achievement of certain future milestones, we are eligible to receive the following additional consideration: (i) a milestone payment of $5.0 million if receipt of the registration required for commercial sale of the Qcellus™ laser in the United States (the “Laser Registration”) were obtained by December 31, 2013, $2.5 million if the Laser Registration is obtained after December 31, 2013 but before January 1, 2015, and $0 if the Laser Registration is obtained thereafter (the “Laser Earn-Out Payment”); (ii) up to $5.0 million in each calendar year commencing January 1, 2013 (up to a maximum of $15.0 million in the aggregate) for annual net royalties exceeding $8.5 million pursuant to the Amended and Restated PDT Product Development, Manufacturing and Distribution Agreement with Novartis Pharma AG (the “Novartis Agreement”) or from other third-party sales of Visudyne outside of the United States; and (iii) a royalty on net sales attributable to new indications for Visudyne, if any should be approved by the U.S. Food and Drug Administration (“FDA”).

On September 26, 2013, the FDA approved the premarket approval application (“PMA”) supplement for the Qcellus laser and on October 10, 2013, we invoiced Valeant for the $5.0 million Laser Earn-Out Payment. Valeant subsequently disputed payment on the basis that it believes the Laser Earn-Out Payment remains contingent upon receipt of additional governmental authorizations with regard to the Qcellus laser. As a result, on September 22, 2015 QLT commenced an action in the Supreme Court of British Columbia against Valeant for breach of contract under the terms of the asset purchase agreement with Valeant, with respect to failure to pay the $5.0 million Laser Earn-Out Payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the United States.

While we believe that the $5.0 million Laser Earn-Out Payment has been triggered and is currently due and payable by Valeant, the outcome of such a dispute and litigation is uncertain and we may have difficulty in recovering damages and collecting the Laser Earn-Out Payment in full. As at June 30, 2016, the $5.0 million Laser Earn-Out Payment continues to be recorded as a long term accounts receivable on our condensed consolidated balance sheet at its estimated fair value of $2.0 million (December 31, 2015 – $2.0 million). The fair value estimate of the Laser Earn-Out Payment was derived using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected. In addition, it also reflects management’s assessment of collection risk, the impact of the passage of time and potential collection costs associated with the Valeant litigation. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil. During the three and six months ended June 30, 2016 and 2015, we received no proceeds related to the collection of the contingent consideration for our previous sale of Visudyne.

(b) Related to the Sale of the PPDS Technology

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology for approximately $1.3 million (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”) pursuant to the terms of our asset purchase agreement with Mati (the “Mati Agreement”). Under the terms of the Mati Agreement, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. During the three and six months ended June 30, 2016 and 2015, we received no proceeds related to the collection of this contingent consideration.

5.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	June 30, 2016	December 31, 2015
Compensation	$581	$1,460
Directors’ Deferred Share Units compensation (“DSU”)	219	367
	$800	$1,827

6.	SHARE CAPITAL

(a)	Stock Options

Under the amended and restated QLT 2000 Incentive Stock Plan (the “Plan”), the maximum number of common shares, without par value, that are allotted for stock option and RSU grants under the Plan is 11,800,000. As at June 30, 2016, 568,142 common shares are available and reserved for future grants under the Plan.

We use the Black-Scholes option pricing model to estimate the value of options at each grant date. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We project expected volatility and expected life of our stock options based upon historical and other economic data trended into future years. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of our stock options.

On June 17, 2016, the Board of Directors granted an aggregate of 250,000 stock options to QLT’s Interim Chief Executive Officer, Dr. Geoffrey Cox, and an aggregate of 1,883,900 stock options to other employees, directors and consultants. With the exception of Dr. Cox’s options, which vest and become exercisable in six (6) successive and equal monthly installments from the grant date, the stock options granted to other employees, directors and consultants vest and become exercisable in thirty-six (36) successive and equal monthly installments from the grant date. These stock options are subject to a ten (10) year expiration period and have an exercise price of USD $1.43 per common share, which is equal to the closing price of the Company’s common shares on the NASDAQ on the date of grant.

On January 6, 2015, the Board of Directors granted 100,000 stock options to QLT’s Chief Financial Officer, Glen Ibbott. These stock options are subject to a ten (10) year expiration period and have an exercise price of CAD $4.84 per common share, which is equal to the closing price of the Company’s common shares on the TSX on the date of grant. These stock options were originally expected to vest and become exercisable in thirty six (36) successive and equal monthly installments from the grant date. On June 7, 2015, the vesting provisions applicable to these stock options, and all other stock options outstanding at that date, were accelerated in accordance with their terms by the Board of Directors in connection with the investment in and subsequent distribution of the Aralez Shares (See Note 2 – Strategic Transactions) and the execution of the InSite Merger Agreement (see Note 3 — Terminated Merger Transaction with InSite).

The following weighted average assumptions (no dividends are assumed) were used to value stock options granted in each of the following periods:

	Three months ended June 30,			Six months ended June 30,
	2016		2015	2016		2015
Annualized volatility		37.1%	—		37.1%		41.3%

Risk-free interest rate		1.3%	—		1.3%		1.4%
Expected life (years)		5.9	—		5.9		6.8

Weighted average grant date fair value	USD $	0.53	nil	USD $	0.53	CAD $	2.12
Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was as follows:
	Three months ended June 30,			Six months ended June 30,
(In thousands of U.S. dollars)	2016		2015	2016		2015
Research and development		$11	$988		$11		$1,193

Selling, general and administrative		14	802		14		939
Stock-based compensation expense		$25	$1,790		$25		$2,132

As at June 30, 2016, 2,559,052 (December 31, 2015 – 428,152) stock options were issued and outstanding under the Plan. As at June 30, 2016, 472,144 of these outstanding options were vested and exercisable (December 31, 2015 – 428,152) and 2,086,908 were unvested (December 31, 2015 – nil).

						June 30, 2016
Unrecognized estimated compensation costs (in thousands of U.S. dollars)							$1,110

Expected weighted average period of recognition of compensation cost (in years)							2.67

We issue new common shares upon exercise of stock options. During the three and six months ended June 30, 2016, nil stock options were exercised (three months ended June 30, 2015 – 1,507,048, six months ended June 30, 2015 – 1,562,826). The intrinsic values associated with these stock options and the related cash received during the respective periods was as follows:

	Three months ended June 30,			Six months ended June 30,
(In thousands of U.S. dollars)	2016		2015	2016		2015
Intrinsic value of stock options exercised		$—	$939		$—		$983

Cash from exercise of stock options		—	4,739		—		4,945

(b)	Deferred Share Units

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

On June 17, 2016, an aggregate 44,800 DSU’s were issued to directors in accordance with the terms of the DDSU Plan.

The impact on our results of operations of recording DSU compensation expense for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2016	2015	2016	2015
Research and development	$(21)	$20	$(54)	$44

Selling, general and administrative	(46)	46	(120)	100
Deferred share unit compensation expense	$(67)	$66	$(174)	$144

No cash payments were made under the DSU Plan during the three and six months ended June 30, 2016 and 2015.

As at June 30, 2016, 198,800 DSUs were issued and outstanding (December 31, 2015 – 154,000). As at June 30, 2015, 151,861 of these outstanding DSUs were vested (December 31, 2015 – 139,028) and 46,939 were unvested (December 31, 2015 – 14,972).

(c)	Restricted Stock Units

RSU’s are issued to directors and employees as consideration for their provision of future services and are governed by the terms of the Plan. RSUs vesting provisions are determined by the Board of Directors on a case by case basis. Upon vesting, each RSU represents the right to receive one common share of the Company. Once common shares are issued upon vesting of such RSUs, these vested RSUs are no longer considered outstanding, but are rather reflected as part of the total number of shares outstanding.

RSU compensation expense is measured at fair value based on the market price of QLT’s common shares on the grant date and the associated cost is usually recognized on a straight line basis over the applicable vesting term.

In connection with the InSite Merger (see Note 3 — Terminated Merger Transaction with InSite) and other transactions contemplated in 2015, on June 7, 2015 the Board of Directors accelerated the vesting provisions applicable to 64,000 RSUs outstanding and unvested at that date and 64,000 shares were subsequently issued to QLT’s directors.

On June 17, 2016, 230,000 RSU’s were issued to employees in accordance with the terms of the Plan. These RSUs vest in two annual installments, with 155,000 RSUs expected to vest on the first anniversary of the grant date, and the remaining 75,000 RSUs expected to vest on the second anniversary of the grant date.

As at June 30, 2016, nil RSUs were vested (December 31, 2015 – nil) and 230,000 RSUs were unvested (December 31, 2015 – nil).

Total RSU compensation expense recorded during the three and six months ended June 30, 2016 and 2015 was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2016	2015	2016	2015
Research and development	$3	$54	$3	$61

Selling, general and administrative	8	121	8	137
Restricted stock unit compensation expense	$11	$175	$11	$198

7.	INCOME TAXES

During the three and six months ended June 30, 2016, and June 30, 2015, the provision for income taxes was insignificant for both periods and primarily relates to the accrual of interest on uncertain tax positions. As insufficient evidence exists to support the current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and six months ended June 30, 2016, and June 30, 2015.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As at June 30, 2016, we have a full valuation allowance applied against all of our identified tax assets.

8.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that must be measured under the fair value standard including cash and cash equivalents, accounts receivable and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as at June 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values:

	As at June 30, 2016
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$79,943	$—	$—	$79,943
Accounts receivable - Laser Earn-Out Payment - non-current (1)	—	—	2,000	2,000
Total	$79,943	$—	$2,000	$81,943

	As at December 31, 2015
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$141,824	$—	$—	$141,824
Accounts receivable - Laser Earn-Out Payment - non-current (1)	—	—	2,000	$2,000
Total	$141,824	$—	$2,000	$143,824

(1)

Represents the estimated fair value of the Laser Earn-Out Payment as described in Note 4 – Contingent Consideration. The fair value of the Laser Earn-Out Payment was estimated using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected.

As at June 30, 2016 and December 31, 2015 we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents and accounts receivable. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

9.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars, except share and per share data)	2016	2015	2016	2015
Numerator:
Net loss and comprehensive loss	$(5,120)	$(10,751)	$(27,014)	$(16,647)
Denominator: (in thousands)
Weighted average number of common shares outstanding	52,829	51,779	52,829	51,508
Basic and diluted net loss per common share	$(0.10)	$(0.21)	$(0.51)	$(0.32)

As at June 30, 2016, 2,559,052 stock options (December 31, 2015 – 428,152) and 230,000 RSUs (December 31, 2015 – nil) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the accompanying unaudited interim condensed consolidated financial statements and notes thereto and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report”). Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

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

The following factors, among others, including those described under Item 1A. Risk Factors in our 2015 Annual Report, and under Item 1A. Risk Factors in Part II of this Quarterly Report, could cause our future results to differ materially from those expressed in the forward-looking statements and forward-looking information:

•	the risk that the proposed Merger with Aegerion may not be consummated despite the parties’ efforts;

•	the risk that a condition to closing of the Merger may not be satisfied;

•

the risk that the consummation of the Merger may be unduly delayed thereby resulting in potential disruptions to QLT’s business and relationships, which may negatively impact QLT’s share price and future business and financial results;

•	the transactions contemplated by the Unit Subscription Agreement may not be consummated;

•	the risk that the adjustment in the Exchange Ratio and distribution of the Warrants may not fully cover the costs of Aegerion’s investigations and legal proceedings;

•

QLT’s ability to realize the expected synergies and other benefits of the proposed Merger, including tax, financial, strategic and commercial benefits, growth potential, market profile, financial strength and enhanced cash flow management;

•

QLT may not have sufficient cash flow or the ability to raise the funds necessary to settle conversions of, or to repurchase, Aegerion’s $325.0 million 2% senior convertible notes (the “Aegerion Notes) , which could adversely affect our business, financial condition and results of operations;

•	the expected accounting treatment for the proposed Merger;

•

the impact of legislative, regulatory, competitive and technological changes, including changes in tax laws or interpretations that could increase QLT’s consolidated tax liabilities, including if the proposed Merger is consummated;

•	the risk that QLT is treated as a domestic corporation for U.S. federal income tax purposes after the Merger;

•	the market price of QLT’s common shares after the Merger may be affected by factors different from those currently affecting the shares of QLT and Aegerion;

•	our ability to retain or attract key employees and executives;

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

•

receipt of the Laser Earn-Out Payment (as defined and described under Note 4 — Contingent Consideration of the consolidated unaudited financial statements for the period ended June 30, 2016), which is currently subject to a lawsuit against Valeant Pharmaceuticals International, Inc. (“Valeant”), and receipt of all or part of the other contingent consideration pursuant to the asset purchase agreement with Valeant, which is based on future sales of Visudyne® outside of the United States and sales attributable to any new indications for Visudyne approved by the FDA;

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

Note regarding Trademarks

The following words used in this Report are trademarks:

•	Eligard® is a registered trademark of TOLMAR Therapeutics, Inc.

•	JUXTAPID® is a registered trademark of Aegerion Pharmaceuticals, Inc.

•	MYALEPT® is a registered trademark of Aegerion Pharmaceuticals, Inc.

•	Qcellus™ is a trademark of Valeant Pharmaceuticals International, Inc.

•	Visudyne® is a registered trademark of Novartis AG.

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

Strategic Transactions

Merger Transaction with Aegerion Pharmaceuticals, Inc.

On June 14, 2016, QLT and Aegerion Pharmaceuticals, Inc. (“Aegerion”) entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which a wholly owned indirect subsidiary of QLT will be merged with and into Aegerion, with Aegerion surviving as a wholly-owned subsidiary of QLT (the “Merger”). Upon completion of the proposed Merger, each outstanding share of Aegerion common stock will be converted into a right to receive 1.0256 QLT common shares (the “Exchange Ratio”), subject to adjustment as described below. QLT plans to change its name upon closing of the Merger to Novelion Therapeutics Inc. (“Novelion”) and its common shares will trade on the NASDAQ Global Select Market (“NASDAQ”) and the Toronto Stock Exchange (“TSX”). As at the date of this filing, QLT is anticipated to be the accounting acquirer and the acquisition method of accounting under ASC No. 805 – Business Combinations is expected to apply. The purchase consideration will be allocated based on the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed by QLT at the closing of the Merger.

Under the Merger Agreement, the Exchange Ratio may be reduced if, prior to closing of the Merger, Aegerion settles (i) the previously disclosed U.S. Department of Justice (“DOJ”) and SEC investigations into Aegerion’s sales activities and disclosure related to its JUXTAPID® (lomitapide capsules) product for amounts in excess of negotiated thresholds set forth in Aegerion’s previously announced preliminary agreements in principle with the DOJ or SEC (the “DOJ/SEC Investigations”) and/or (ii) the pending putative shareholder class action lawsuit (the “Class Action Litigation”) for an amount that exceeds the amounts, if any, available under Aegerion’s director and officer insurance coverage in respect of that matter (together, the “negotiated thresholds”). The maximum aggregate excess settlement amount to be reflected in the Exchange Ratio adjustment is $25.0 million. If Aegerion does not settle the DOJ/SEC Investigations and the Class Action Litigation prior to the closing of the Merger, QLT will issue certain warrants (the “Warrants”) to its existing shareholders and the Investors (as described below), exercisable to purchase a certain number of QLT common shares at an exercise price of $0.01 per share if the DOJ/SEC Investigations and/or Class Action Litigation are settled for amounts over the negotiated thresholds.

While the proposed Merger has been approved by the boards of directors of both companies, the closing of the Merger is subject to various conditions, including but not limited to (i) receipt of the required approvals of the shareholders of each of QLT and Aegerion and (ii) completion of the private placement (with an aggregate subscription price not less than $17.5 million) contemplated by the unit subscription agreement (as described below, the “Unit Subscription Agreement”), that QLT entered into on June 14, 2016 with the investors party thereto (the “Investors”) in connection with the Merger. Following the completion of the Merger and assuming no adjustment to the Exchange Ratio, QLT shareholders, including the Investors who will purchase QLT common shares immediately prior to the Merger under the Unit Subscription Agreement, are expected to own approximately 67% of the outstanding Novelion common shares and Aegerion shareholders are expected to own approximately 33% of the outstanding Novelion common shares.

The Unit Subscription Agreement contemplates the issuance of 12,363,636 QLT common shares and an equal number of Warrants (as defined and described above) to the Investors, immediately prior to the closing of the Merger, for an aggregate subscription price of $21.8 million. This investment is intended to provide Novelion with additional capital to support future operations and business development initiatives.

Under the Merger Agreement, QLT and Aegerion have agreed to use commercially reasonable efforts to cause the board of directors of Novelion following the Merger and until the 2017 annual meeting of Novelion to consist of four individuals designated by Aegerion, four individuals designated by QLT, one individual designated by Broadfin Capital, LLC (“Broadfin Capital”) and one individual designated by Sarissa Capital Management LP (“Sarissa Capital Management”). For a specified period of time following the Merger, Sarissa Capital Management will also have the right to designate one additional member of the board of directors of Novelion. Following the completion of the Merger, Mary Szela, Chief Executive Officer of Aegerion, will serve as Chief Executive Officer of Novelion.

On June 14, 2016, QLT entered into a loan and security agreement with Aegerion (the “Loan Agreement”) concurrently with the execution of the Merger Agreement, pursuant to which QLT agreed to provide a term loan facility to Aegerion for an aggregate principal amount of up to $15.0 million. Aegerion borrowed $3.0 million in term loans (the “QLT Loans”) on June 15, 2016 and may also borrow up to an additional $3 million per month (commencing July 2016) if and to the extent such amounts are necessary in order for Aegerion to maintain an unrestricted cash balance of $25 million, subject to the satisfaction of certain terms and conditions. As at June 30, 2016, the $3.0 million outstanding under the Loan Agreement has been reflected as a short term loan receivable on the condensed consolidated balance sheet. The QLT Loans bear interest at 8% per annum and are subject to certain increases under certain conditions. Pursuant to the Loan Agreement, accrued interest will be capitalized and added to the aggregate principle amount of the QLT Loans outstanding. The QLT Loans mature on the earliest of (i) July 1, 2019, (ii) the maturity date of Aegerion 2% senior convertible notes, (iii) three business days after a termination of the Merger Agreement by Aegerion and (iv) 90 days after a termination of the Merger Agreement by QLT. Aegerion’s obligations under the QLT Loan Agreement are secured by (i) a first priority security interest in Aegerion’s intellectual property related to its MYALEPT® product and (ii) a second priority security interest in certain other assets, which secure Aegerion’s current loan obligations to another third party.

During the three and six months ended June 30, 2016, QLT incurred consulting and advisory fees of $3.2 million and $3.6 million respectively, in connection with the pursuit of the Merger with Aegerion. These consulting and advisory fees are reflected as part of Selling, General and Administrative expenses (“SG&A”) on the consolidated statements of operations and comprehensive (loss) income.

Aralez Investment and Distribution

On June 8, 2015, QLT entered into a share subscription agreement (as amended on December 7, 2015, the “Amended and Restated Subscription Agreement”) with Tribute Pharmaceuticals Canada Inc. (“Tribute”), POZEN Inc. (“POZEN”), Aralez Pharmaceuticals plc (formally known as Aguono Limited), Aralez Pharmaceuticals Inc. (“Aralez Canada”), and certain other investors (referred to as the “Co-Investors”). Pursuant to the Amended and Restated Subscription Agreement, immediately prior to and contingent on the consummation of the merger of Tribute and POZEN (the “Aralez Merger”), Tribute agreed to sell to QLT and the other Co-Investors $75.0 million of common shares of Tribute (the “Tribute Shares”) in a private placement at a purchase price per share equal to: (a) the lesser of (i) US$7.20, and (ii) a five percent discount off the five day volume weighted average price (“VWAP”) per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than US$6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. On consummation of the Aralez Merger, the Tribute Shares would be exchanged for common shares of Aralez Canada (the “Aralez Shares”). The transaction contemplated by the Amended and Restated Subscription Agreement was entered into by QLT for the purpose of returning capital to its shareholders pursuant to a special election distribution that was payable, at the election of each QLT shareholder, in either Aralez Shares (approximately 0.13629 of an Aralez Share for each QLT share) or cash, subject to pro-ration (the “Aralez Distribution”) for a $15.0 million maximum cash component that was funded pursuant to the terms of the Backstop Agreement (as defined and described below).

On February 5, 2016, the Aralez Merger was consummated and QLT purchased 7,200,000 Aralez Shares (representing 10.1% of the issued and outstanding Aralez Shares) at a price of US$6.25 per share (the “Aralez Investment”) for an aggregate total investment of $45.0 million. The Aralez Shares are listed on the NASDAQ and TSX.

QLT entered into a share purchase agreement, dated June 8, 2015 (as amended, the “Backstop Agreement”) with Broadfin Healthcare Master Fund, Ltd. (“Broadfin”), JW Partners, LP, JW Opportunities Fund, LLC and J.W. Opportunities Master Fund, Ltd. (together, the “JW Parties”) (the “Backstop Purchasers”) pursuant to which the Backstop Purchasers agreed to purchase up to $15.0 million of the Aralez Shares from QLT at US$6.25 per share. This arrangement provided QLT shareholders the opportunity to elect to receive, in lieu of Aralez Shares, up to an aggregate of US$15.0 million in cash, subject to proration. Pursuant to the terms of the Backstop Agreement, on March 17, 2016, QLT sold 2,400,000 Aralez Shares to the Backstop Purchasers and received $15.0 million of cash proceeds.

On March 18, 2016, QLT obtained shareholder approval to reorganize its share capital (the “Share Reorganization”) pursuant to a court-approved statutory Plan of Arrangement under Section 288 of the Business Corporations Act (British Columbia). The Share Reorganization enabled QLT to effect the Aralez Distribution to its shareholders in a tax efficient manner. Following the effectiveness of Aralez’s Form S-1 on April 1, 2016, the Aralez Distribution was effected on April 5, 2016 (the “Distribution Date”) and QLT distributed, based on the results of the shareholder election, 4,799,619 Aralez Shares, with a fair value of $19.3 million, and $15.0 million of cash (received pursuant to the Backstop Agreement) to its shareholders of record on February 16, 2016.

QLT held the Aralez Shares from February 5, 2016 to the Date of Distribution and the Aralez Shares were marked-to-market. As a result, the Company recognized a $2.3 million gain during the three months ended June 30, 2016 and a $10.7 million loss during the six months ended June 30, 2016, to reflect the changes in value from the acquisition date to the Distribution Date.

During the three and six months ended June 30, 2016, QLT incurred consulting and transaction fees of nil and $4.4 million respectively, in connection with the Aralez Investment and Distribution. The $4.4 million for the six months ended June 30, 2016 includes a $4.0 million advisory fee paid to Greenhill & Co, LLC for financial advisory services performed in connection with the completion of the Aralez Investment and exploration of certain other strategic initiatives. These consulting and advisory fees are reflected as part of SG&A on the consolidated statements of operations and comprehensive (loss) income.

Research and Development

Our research and development efforts are currently focused solely on QLT091001. QLT091001 is an orally administered synthetic retinoid replacement for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The active pharmaceutical ingredient in QLT091001 has been designated as “zuretinol acetate” as its International Nonproprietary Name (“INN”). The following table sets forth the stage of development of our technology:

Indications	Status/Development Stage
QLT091001

Inherited Retinal Disease caused by RPE65 and LRAT gene mutations (comprises LCA and RP)

Natural history study enrollment and preliminary analysis completed in Q1 2016; final data analysis ongoing.

Phase III pivotal trial start-up activities ongoing; trial initiation planned for the second half of 2016.

Phase Ib study in LCA and RP completed in 2012.

Phase Ib retreatment study in LCA and RP completed in 2014.

Phase Ib study in RP with autosomal dominant mutation in RPE65 completed in 2014.

Impaired Dark Adaptation (IDA)	Phase IIa study completed in 2014.

QLT091001 orphan drug program for the treatment of Inherited Retinal Disease. We are currently developing QLT091001 for the treatment of Inherited Retinal Disease caused by retinal pigment epithelium protein 65 (“RPE65”) and lecithin:retinol acyltransferase (“LRAT”) gene mutations, which indication comprises Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). As indicated above, we have completed an initial Phase Ib clinical proof of concept study and a follow-up retreatment study in LCA and RP patients with autosomal recessive mutations in RPE65 or LRAT. A Phase 1b study in 5 RP patients with autosomal dominant mutations in RPE65 was also completed. The trial suggested that QLT091001 can improve visual function in patients with autosomal dominant RP due to RPE65 mutations with a safety profile similar to that seen in the IRD01 Phase 1b clinical trials in LCA and RP patients (IRD) with autosomal recessive mutations in RPE65 or LRAT.

We are currently conducting Phase III pivotal trial start-up activities to test the safety and efficacy of QLT091001 in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by RPE65 or LRAT gene mutations, with a goal of initiating the pivotal trial in the second half of 2016.

In the second quarter of 2016, we attended an advisory meeting with a selected national European agency where we presented the results of our natural history study. Feedback from the agency suggested that, in addition to the natural history data, availability of placebo-controlled data during the Marketing Authorization Application (MAA) review period would strengthen the chances for conditional marketing approval by the EMA. We continue to explore the feasibility and timing for submitting an MAA for conditional approval in the future with the EMA.

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

On November 3, 2015, the USPTO issued U.S. Patent No. 9,173,856, relating to various regimens for dosing certain synthetic retinal esters, including QLT091001, for treating a subject suffering from loss or impairment of vision due to inherited mutations in LRAT or RPE65 associated with LCA. Subsequent to grant of the patent, a petition was filed for reconsideration by the USPTO to further lengthen the original period of patent term adjustment. In response to the petition, the USPTO advised us that the patent was entitled to 500 days of patent term adjustment, and the patent is currently projected to expire on August 31, 2032, including the period of patent term adjustment. Also, this patent is subject to terminal disclaimer, which could potentially shorten the current projected expiry date.

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

RESULTS OF OPERATIONS

The following table summarizes our net losses from operations for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars, except per share data)	2016	2015	2016	2015
Net loss and comprehensive loss	$(5,120)	$(10,751)	$(27,014)	$(16,647)

Basic and diluted net loss per common share	$(0.10)	$(0.21)	$(0.51)	$(0.32)

A detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

During the three months ended June 30, 2016, research and development (“R&D”) expenditures were $2.9 million compared to $3.4 million for the same period in 2015. The $0.5 million (15%) decrease was primarily due to lower stock based compensation, lower salary and overhead costs related to R&D headcount attrition, the foreign exchange impact of the weak Canadian dollar and downsizing of our lease space. Stock based compensation expense was significantly lower in the current period relative to the prior period due to the impact of the June 2015 accelerated vesting of all outstanding stock options in connection with the investment in and subsequent distribution of the Aralez Shares and execution of the InSite Merger Agreement. The cost decreases described above were partially offset by an increase in costs related to preparatory activities for our upcoming Phase III pivotal trial for QLT091001.

During the six months ended June 30, 2016, R&D expenditures were $5.9 million compared to $5.6 million for the same period in 2015. The $0.3 million (5%) increase was primarily due to higher costs incurred in 2016 related to preparatory activities for our upcoming Phase III pivotal trial for QLT091001, and the advancement of our natural history study, which was substantially completed during the first quarter of 2016. These cost increases were partially offset by lower stock based compensation expense during the period and lower salaries and overhead costs due to the same reasons described above.

Selling, General and Administrative Expenses

	Three months ended June 30,		Six months ended June 30,
(In thousands of U.S. dollars)	2016	2015	2016	2015
Operating - selling, general and administration expense	$1,287	$2,429	$2,328	$4,108

Strategic consulting and advisory fees	3,164	4,725	8,021	6,665
Total selling, general and administration expense	$4,451	$7,154	$10,349	$10,773

During the three months ended June 30, 2016, we incurred $3.2 million of consulting and advisory fees related to our exploration of strategic alternatives and pursuit of a merger transaction with Aegerion. In comparison, we incurred $4.7 million of similar costs in 2015 related to our pursuit of a merger transaction with InSite Vision Incorporated (“InSite”) and other strategic options. The proposed merger transaction with InSite was terminated on September 15, 2015.

Excluding the strategy related consulting and advisory fees discussed above, during the three months ended June 30, 2016, SG&A expenditures were $1.3 million compared to $2.4 million for the same period in 2015. The $1.1 million (46%) decrease was primarily related to lower stock based compensation expense during the period, due to the same reason described above, lower fees paid for director compensation and lower general operating costs related to the downsizing of our lease space. These costs savings were partially offset by a lower amount of overhead being allocated to R&D expense due to R&D headcount attrition.

During the six months ended June 30, 2016, we incurred $8.0 million of consulting and advisory fees related to the execution of the Aralez Investment and Distribution, our exploration of strategic alternatives and our pursuit of a merger transaction with Aegerion. Similarly, during the six months ended June 30, 2015, we incurred consulting and advisory fees of $6.7 million related to our pursuit of a merger transaction with InSite and other strategic alternatives.

Excluding the strategy related consulting and advisory fees discussed above, during the six months ended June 30, 2016, SG&A expenditures were $2.3 million compared to $4.1 million. The $1.8 million (44%) decrease was primarily related to lower stock based compensation expense during the period, due to the same reason described above, lower fees paid for director compensation and lower general operating costs that were affected by downsizing of our lease space and the foreign exchange impact of the weak Canadian dollar. These costs savings were partially offset by a lower amount of overhead being allocated to R&D expense due to R&D headcount attrition.

Other (Expense) Income

Net Foreign Exchange Gains (Losses)

For the three and six months ended June 30, 2016 and 2015, net foreign exchange losses was comprised gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Gain (Loss) on Investment

Following the effectiveness of Aralez’s Form S-1 on April 1, 2016, the Aralez Distribution was effected on April 5, 2016. QLT distributed, based on the results of the shareholder election, 4,799,619 Aralez Shares, with a fair value of $19.3 million, and $15.0 million of cash to its shareholders of record on February 16, 2016.

QLT held the Aralez Shares, from February 5, 2016 to the Date of Distribution, and the Aralez Shares were marked-to-market. As a result, the Company recognized a $2.3 million gain during the three months ended June 30, 2016 and a $10.7 million loss during the six months ended June 30, 2016, to reflect the change in value from the acquisition date to the Distribution Date.

Income Taxes

During the three and six months ended June 30, 2016, and June 30, 2015, the provision for income taxes was insignificant for both periods and primarily relates to the accrual of interest on uncertain tax positions. As insufficient evidence exists to support the current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and six months ended June 30, 2016, and June 30, 2015.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As at June 30, 2016, we have a full valuation allowance applied against all of our identified tax assets.

LIQUIDITY AND CAPITAL RESOURCES

General

As at June 30, 2016, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, change of control obligations, and consulting and advisory fees we may incur in connection with the exploration of strategic alternatives.

In connection with the proposed Merger transaction with Aegerion, our cash resources may be significantly affected by the following:

•

Additional advances to Aegerion – On June 14, 2016, QLT entered into a Loan Agreement with Aegerion, pursuant to which QLT agreed to provide a term loan facility to Aegerion for an aggregate maximum amount of $15.0 million to fund working capital needs. As at June 30, 2016, $3.0 million is outstanding under the Loan Agreement and Aegerion is permitted to borrow an additional $3.0 million per month (commencing in July 2016) if and to the extent that such amounts are required for Aegerion to maintain an unrestricted cash balance of $25.0 million, subject to the satisfaction of certain terms and conditions. For more information, refer to the Strategic Transactions – Merger Transaction with Aegerion Pharmaceuticals, Inc. section above.

•

$21.8 million of capital is expected to be received by QLT pursuant to the terms of the Unit Subscription Agreement described under the Strategic Transactions – Merger Transaction with Aegerion Pharmaceuticals, Inc. section above.

•	QLT may incur significant transaction costs to close the proposed Merger transaction with Aegerion, as well as integration costs following the closing of the Merger.

Furthermore, subject to the closing of the Merger with Aegerion, our future cash flows may be subject to other risks and factors as described under Item 1A. – Risk Factors of this Quarterly Report.

As described under the Business Overview – Research and Development section above, we are currently progressing pivotal trial start-up activities with the goal of initiating our Phase III pivotal trial in the second half of 2016. If we are successful in initiating our Phase III pivotal trial, we expect that a $1.0 million milestone payment will concurrently become due and payable to Retinagenix pursuant to the terms of our Co-Development Agreement with them.

Additional factors that may affect our future capital availability or requirements may include: expenses incurred in connection with the exploration, pursuit and completion of future financial and/or strategic alternatives, return of capital to shareholders, including any future distributions and/or share repurchases; potential legal costs related to the litigation and dispute with Valeant regarding the Laser Earn-Out Payment; the status of competitors and their intellectual property rights; levels of future sales of Visudyne and receipt of certain earn-out payments and future contingent consideration under the 2012 asset purchase agreement with Valeant; levels of any future payments related to the PPDS Technology we sold under the 2013 asset purchase agreement with Mati; the progress of our R&D programs, including preclinical and clinical testing; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and other support capabilities; technological advances; the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights; pre-launch costs related to commercializing our products in development; acquisition and licensing activities; milestone payments and receipts; and our ability to establish collaborative arrangements with other organizations.

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

Cash Used in Operating Activities

During the three months ended June 30, 2016, we used $4.9 million of cash in operations compared to $5.2 million for the same period in 2015. The $0.3 million improvement in operating cash outflows was primarily attributable to the following:

•	A positive cash flow variance of $1.1 million due to lower consulting and advisory fees paid during the three months ended June 30, 2016 as compared to the same period in 2015; and

•

A negative cash flow variance of $0.8 million resulting from higher operational spending on preparatory activities for our Phase III QLT0910001 pivotal trial, which was partially offset by the foreign exchange impact of the weak Canadian dollar.

During the six months ended June 30, 2016, we used $13.8 million of cash in operations compared to $10.0 million for the same period in 2015. The $3.8 million decrease in operating cash flows was primarily attributable to the following:

•

A net $2.4 million negative cash flow variance primarily due to a $4.0 million advisory fee paid to our investment bankers (refer to the Strategic Transactions – Aralez Investment and Distribution section above), which was offset by a $1.6 million decline in other strategic consulting and advisory fees paid during the period;

•	A net $0.6 million negative cash flow variance associated with certain retention bonuses paid our during the six months ended June 30, 2016; and

•

A $0.8 million negative cash flow variance resulting from higher operational spending on preparatory activities for our Phase III QLT091001 pivotal trial, which was partially offset by the foreign exchange impact of the weak Canadian dollar.

Cash Used in Investing Activities

During the three and six months ended June 30, 2016, cash flows used in investing activities were $3.0 million and $3.1 million, respectively. The cash flows for both periods consisted of a $3.0 million advance to Aergerion under the terms of the Loan Agreement and certain property, plant and equipment purchases.

During the three and six months ended June 30, 2015, cash flows used in investing activities consisted of the $3.5 million advanced to InSite in connection with the proposed merger transaction, which was terminated on September 15, 2015.

Cash Provided by Financing Activities

During the three months ended June 30, 2016, cash flows from financing activities consisted of $15.0 million of cash distributed to our shareholders on April 5, 2016 to effect the Aralez Distribution.

During the six months ended June 30, 2016, cash flows from financing activities included $45.0 million of cash used to fund our investment in Aralez and $15.0 million of cash received from the March 17, 2016 sale of 2,400,000 Aralez Shares pursuant to the terms of the Backstop Agreement. These proceeds were subsequently distributed to our shareholders as part of the Aralez Distribution. For more information refer to the Strategic Transactions – Aralez Investment and Distribution section above.

During the three and six months ended June 30, 2015, cash flows provided by financing activities consisted of $4.7 million and $5.0 million, respectively, of proceeds received in connection with the issuance of common shares for stock options exercised.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. As at June 30, 2016, we had $80.0 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 14 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at June 30, 2016, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

The functional currency of QLT Inc. and its U.S. subsidiaries is the U.S. dollar and, therefore, our U.S. dollar-denominated cash and cash equivalents holdings do not result in foreign currency gains or losses from operations. To the extent that QLT Inc. holds a portion of its monetary assets and liabilities in Canadian dollars, we are subject to translation gains and losses. These translation gains and losses are included in the consolidated statements of operations and comprehensive loss for the period.

At June 30, 2016, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

As of June 30, 2016, our material contractual obligations primarily consist of our clinical and development agreements related to our activities for our Phase III pivotal trial for QLT091001 as well as agreements signed in connection with our proposed Merger with Aegerion. For more information related to these agreements, refer to the Strategic Transactions – Merger Transaction with Aegerion Pharmaceuticals Inc. section above and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations in our 2015 Annual Report.

Off-Balance Sheet Arrangements

In connection with the sale of assets, shares and businesses, we provide indemnities related to certain matters, including product liability, patent infringement, and contract breach and misrepresentation. We also provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to certain threshold amounts, specified claims periods and other restrictions and limitations. As at June 30, 2016, no amounts have been accrued in connection with such indemnities.

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

Outstanding Share Data

As of August 5, 2016, QLT had 52,829,398 common shares issued and outstanding, which totaled $475.3 million in share capital. As of August 5, 2016, we had 2,559,052 stock options outstanding of which 519,149 were exercisable at a weighted average exercise price of $3.401 per share. Each stock option is exercisable for one common share. As of August 5, 2016, we had 230,000 RSUs outstanding, none of which are vested. Upon vesting, each RSU represents the right to receive one common share of the Company. As of August 5, 2016, we had 198,800 deferred stock units (“DSUs”) outstanding of which 156,489 are vested. The cash value of the DSUs outstanding as at August 5, 2016 is approximately $0.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods presented. Significant estimates include but are not limited to accounts receivable valuation provisions and fair value adjustments, allocation of overhead expenses to research and development, stock-based compensation, and provisions for taxes, uncertain tax positions, tax assets, tax liabilities and uncertain tax positions. Actual results may differ from estimates made by management. Please refer to our Critical Accounting Policies and Estimates included as part of our 2015 Annual Report.

[1]

Where the exercise price of QLT’s stock option swere denominated in Canadian dollars, for the purposes of this calculation, the exercise price of such stock options were converted into their U.S. dollar equivalents using the August 5, 2016 Bank of Canada foreign exchange rate of 1.3164.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Quarterly Report as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2015 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in filings made pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified and in accordance with the SEC’s rules and forms and is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer. Our Interim Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report and concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change was made to our internal controls over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 22, 2015, we commenced an action in the Supreme Court of British Columbia against Valeant for breach of contract under the terms of the Valeant Agreement, with respect to failure to pay a $5.0 million Laser Earn-Out Payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the United States. For additional information, refer to Note 4(a) – Contingent Consideration – Related to the Sale of Visudyne of our unaudited consolidated financial statements for the three and six months ended June 30, 2016.

ITEM 1A.	RISK FACTORS

Other than the additional risk factors below concerning the proposed Merger with Aegerion, there are no material changes to the Company’s risk factors as reported in Item 1A of our 2015 Annual Report.

The risks described below and in our 2015 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results. Furthermore, if the proposed Merger is consummated, we will be subject to additional risks related to the ongoing business of Aegerion, which are incorporated by reference into our Registration Statement on Form S-4 filed with the SEC on August 8, 2016 (the “S-4”) from Aegerion’s Current Report on Form 8-K filed with the SEC on August 8, 2016. Capitalized terms used but not otherwise defined herein are used with the meanings ascribed to them in the S-4.

Risk Factors Relating to the Merger

The equity exchange ratio will not be adjusted in the event of any change in either Aegerion’s stock price or QLT’s share price.

In the Merger, each outstanding share of Aegerion common stock (with certain exceptions), by virtue of the Merger and without any action on the part of the parties to the Merger Agreement or the holders of shares of Aegerion common stock, will be converted into the right to receive 1.0256 validly issued, fully paid and non-assessable QLT common shares, subject to downward adjustment only in specified circumstances in the event ongoing Aegerion investigations and litigation are settled, prior to the closing of the Merger, for amounts in excess of negotiated thresholds. This equity exchange ratio will not be adjusted for changes in the market price of either Aegerion common stock or QLT common shares. Changes in the price of QLT common shares prior to completion of the Merger will affect the market value of the shares that Aegerion stockholders will receive in the Merger. Share price changes may result from a variety of factors (many of which are beyond Aegerion’s or QLT’s control), including the following:

•	changes in Aegerion’s and QLT’s respective businesses, operations and prospects, or the market assessments thereof;

•	market assessments of the likelihood that the Merger will be completed; and

•	general market and economic conditions and other factors generally affecting the price of QLT common shares.

The price of QLT common shares at the closing of the Merger may vary from the price on the date the Merger Agreement was executed and the dates of the respective special meetings of Aegerion stockholders and QLT shareholders. As a result, the market value of the Merger consideration will also vary. For example, based on the range of closing prices of QLT common shares during the period from June 14, 2016, which was the last trading day before the public announcement of the execution of the Merger Agreement, through August 5, 2016, the equity exchange ratio represented a market value ranging from a low of $1.38 to a high of $1.46 for each share of Aegerion common stock.

Because the Merger will be completed after the dates of the QLT and Aegerion special meetings, you will not know, at the time of the shareholder meeting of the company in which you hold shares, the market value of the QLT common shares that Aegerion stockholders will receive upon completion of the Merger.

If the price of QLT common shares increases between the time of the special meetings and the time at which QLT common shares are distributed to Aegerion stockholders following completion of the Merger, Aegerion stockholders will receive QLT common shares that have a market value that is greater than the market value of such shares at the time of the special meetings. If the price of QLT common shares decreases between the time of the special meetings and the time at which QLT common shares are distributed to Aegerion stockholders following completion of the Merger, Aegerion stockholders will receive QLT common shares that have a market value that is less than the market value of such shares at the time of the special meeting. Therefore, Aegerion stockholders and QLT shareholders will not have certainty at the time of the respective special meetings of the market value of the consideration that will be paid to Aegerion stockholders upon completion of the Merger.

Failure to complete the Merger could negatively impact the share prices and the future business and financial results of QLT and Aegerion.

If the Merger is not completed, the ongoing businesses of QLT and Aegerion may be adversely affected. Additionally, if the Merger is not completed and the Merger Agreement is terminated, in certain circumstances, either QLT or Aegerion may be required to pay to the other a termination fee of $5 million. In addition, QLT and Aegerion have incurred significant transaction expenses in connection with the Merger regardless of whether the Merger is completed. The foregoing risks, or other risks arising in connection with the failure of the Merger, including the diversion of management attention from conducting the respective businesses of QLT and Aegerion and pursuit of other opportunities during the pendency of the Merger, may have an adverse effect on the business, operations, financial results and share prices of QLT and Aegerion. In addition, either of QLT or Aegerion could be subject to litigation related to any failure to consummate the Merger transaction or any related action that could be brought to enforce a party’s obligation under the Merger Agreement.

Aegerion is subject to the additional risk that if the Merger Agreement is terminated, Aegerion will no longer have access to the interim financing provided to Aegerion by QLT in connection with the execution of the Merger Agreement, in which case Aegerion would need to raise capital or obtain alternative financing to strengthen its cash position and fund its operations. Aegerion entered into the loan and security agreement with QLT in connection with the execution of the Merger Agreement, which provides that, subject to the terms and conditions thereof, QLT will provide a term loan facility to Aegerion in an aggregate principal amount of up to $15 million. The term loan facility will mature on the earliest of (i) July 19, 2019, (ii) the maturity date of the Aegerion Notes, (iii) three business days after a termination of the Merger Agreement by Aegerion and (iv) 90 days after a termination of the Merger Agreement by QLT. Aegerion’s significant indebtedness and other long-term liabilities will likely negatively impact its ability to raise additional capital or obtain alternative financing on terms acceptable to Aegerion, or at all.

If Aegerion is unable to raise sufficient additional capital or obtain alternative financing to strengthen its cash position and fund its operations, Aegerion may not be able to service its existing indebtedness and may be required to delay, reduce or cease operations, including planned development, sales and marketing and business development efforts. Any of these outcomes would harm Aegerion’s business, financial condition and results of operations. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on Aegerion’s commercial success, the status of ongoing government investigations and the results of future development efforts. Any alternative sources of financing could involve the issuance of Aegerion’s equity securities, which would have a dilutive effect on Aegerion stockholders.

The adjustment provisions of the Merger agreement relating to the equity exchange ratio and/or the distribution of the Warrants may not fully cover the costs of Aegerion’s legal proceedings.

Aegerion is subject to the Class Action Litigation and the DOJ/SEC Investigations. The Merger Agreement contains provisions that would adjust the equity exchange ratio if the Class Action Litigation and/or the DOJ/SEC Investigations are resolved prior to closing of the Merger for amounts in excess of negotiated thresholds. In the event the Class Action Litigation and/or the DOJ/SEC Investigations are not settled prior to the closing of the Merger, QLT will enter into a warrant agreement pursuant to which Warrants will be issued to QLT shareholders and the Investors that would be exercisable for additional Novelion common shares if the Class Action Litigation and/or the DOJ/SEC Investigations are subsequently resolved for amounts in excess of negotiated thresholds. The impact of this adjustment provision and/or the distribution of the Warrants is that the legacy shareholders of QLT and the Investors will own a greater percentage of Novelion if the foregoing matters are resolved for amounts in excess of the negotiated thresholds. Notwithstanding this greater percentage ownership, the adjustment provisions to the equity exchange ratio and/or the distribution of the Warrants may not fully cover the costs of Aegerion’s legal proceedings because (i) such greater aggregate share ownership may not translate into an aggregate value to QLT shareholders and Investors that covers Aegerion’s increased losses and costs, (ii) the aggregate excess loss under the adjustment provisions and the Warrant will not exceed $25 million and (iii) Aegerion is currently subject to, and may in the future be subject to, other litigation and investigations that are not contemplated by, and may in the future incur costs relating to litigation and investigations that are not contemplated by, either such adjustment provisions or the Warrants.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either QLT or Aegerion.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, restrict Aegerion’s and QLT’s ability to solicit, encourage, facilitate or discuss competing third party proposals to acquire shares or assets of QLT or Aegerion. In specified circumstances, upon termination of the Merger Agreement, QLT or Aegerion will be required to pay the termination fee to the other party. In the event that either QLT or Aegerion receives an alternative acquisition proposal, the other party has the right to propose changes to the terms of the Merger Agreement before the QLT or Aegerion board of directors may withdraw or qualify its recommendation with respect to the Merger and related transactions.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of QLT or Aegerion from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances. Aegerion’s and QLT’s right to match specified alternative acquisition proposals with respect to the other party could also discourage potential competing acquirers from considering or proposing that acquisition.

If the Merger Agreement is terminated and either QLT or Aegerion determines to seek another transaction, it may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The directors and executive officers of QLT and Aegerion have interests in the Merger that may be different from, or in addition to, those of other Aegerion stockholders and QLT shareholders, which could have influenced their decisions to support or approve the Merger.

In considering whether to approve the proposals at the meetings, QLT shareholders and Aegerion stockholders should recognize that the directors and executive officers of each of QLT and Aegerion have interests in the Merger that may be different from, or in addition to, the interests of QLT shareholders and Aegerion stockholders generally. These interests may include, among others, continued service as a director and/or an executive officer following the Merger, the exchange of certain equity-based awards upon completion of the Merger, the accelerated vesting of certain equity-based awards held by non-employee directors of Aegerion and QLT, certain severance benefits and/or payment of certain amounts to certain executive officers in connection with the Merger or a qualifying termination of employment following the Merger, and potential tax gross-up payments to any director or executive officer of Aegerion who is required to pay an excise tax under Section 4985 of the Code (relating to so-called corporate inversions).

These interests, among others, may influence the directors and executive officers of QLT to support or approve the proposals at the QLT special meeting or the directors and executive officers of Aegerion to support or approve the proposals at the Aegerion special meeting. Directors and executive officers also have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the Merger.

The QLT board of directors and the Aegerion board of directors were aware of these interests at the time each approved the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger. These interests may cause QLT’s and Aegerion’s respective directors and executive officers to view the Merger proposal differently and more favorably than you may view it.

Novelion may be treated as a U.S. domestic corporation for U.S. federal income tax purposes.

Under current U.S. federal tax law, a corporation is generally considered for U.S. federal income tax purposes to be a tax resident in the jurisdiction of its organization or incorporation. Accordingly, under the generally applicable U.S. federal income tax rules, QLT, which is incorporated under the laws of British Columbia, Canada, would be classified as a non-U.S. corporation (and, therefore, not a U.S. tax resident) for U.S. federal income tax purposes. Section 7874 of the Code provides an exception to this general rule, under which a non-U.S. incorporated entity will nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes (and, therefore, as a U.S. tax resident subject to U.S. federal income tax on its worldwide income) if each of the following three conditions are met: (i) the non-U.S. corporation, directly or indirectly, acquires substantially all of the properties held directly or indirectly by a U.S. corporation (including through the acquisition of all of the outstanding shares of the U.S. corporation), (ii) the non-U.S. corporation’s “expanded affiliated group” does not have “substantial business activities” in the non-U.S. corporation’s country of organization or incorporation and tax residence relative to the expanded affiliated group’s worldwide activities and (iii) after the acquisition, the former shareholders of the acquired U.S. corporation hold at least 80% (by either vote or value) of the shares of the non-U.S. acquiring corporation by reason of holding shares in the U.S. acquired corporation (taking into account the receipt of the non-U.S. corporation’s shares in exchange for the U.S. corporation’s shares) as determined for purposes of Section 7874 (this test is referred to as the “80% ownership test”).

On April 4, 2016, the U.S. Treasury and the U.S. Internal Revenue Service (the “IRS”) issued the Temporary Section 7874 Regulations, which, among other things, require certain adjustments that generally increase, for purposes of the 80% ownership test, the percentage of the stock of the acquiring non-U.S. corporation deemed owned (within the meaning of Section 7874) by the former shareholders of the acquired U.S. corporation by reason of holding stock in such U.S. corporation. Whether the 80% ownership test will be satisfied will be impacted by the implied gross value of the QLT assets at the effective time. It is possible that Aegerion stockholders could be deemed to acquire for purposes of Section 7874 more than 80% of QLT in the Merger and that as a result Novelion will be treated as a U.S. corporation for U.S. federal income tax purposes. This outcome depends principally on the fair market value of QLT at the effective time. If Novelion were to be treated as a U.S. corporation for U.S. federal tax purposes, it could suffer adverse tax consequences, including potential U.S. income taxes on future profits distributed from non-U.S. subsidiaries and loss of eligibility for benefits under the income tax treaty between Canada and the United States.

Novelion may not be able to achieve tax savings as a result of the Merger.

Even if Novelion is not treated as a U.S. corporation for U.S. federal income tax purposes under the inversion rules discussed above, there can be no assurance as to the effective tax rates applicable to Novelion’s future revenue. For example, the ability of the companies to locate personnel, and to integrate and manage operations in a manner that supports and protects the tax benefits that potentially may be realized from QLT’s Canadian tax domicile is uncertain.

Novelion may be treated as a passive foreign investment corporation (a “PFIC”) for U.S. federal income tax purposes.

QLT likely was classified as a PFIC in 2015. If Novelion is treated as a foreign corporation for U.S. federal income tax purposes, QLT/Novelion expects to be classified as a PFIC in 2016 and may continue to be so classified in future years. The determination of whether Novelion is a PFIC is made annually and depends on the particular facts and circumstances (such as the valuation of its assets, including goodwill and other intangible assets) and also may be affected by the application of the PFIC rules, which are subject to differing interpretations.

The rules governing PFICs can have adverse tax effects on U.S. holders which may be mitigated by making certain elections for U.S. federal income tax purposes, which elections may or may not be available. If Novelion is a PFIC in any year, a U.S. holder of common shares in such year will be required to file an annual information return on IRS Form 8621 regarding distributions received on such common shares and any gain realized on disposition of such common shares and will generally be required to file an annual information return with the IRS (also on IRS Form 8621, which PFIC shareholders are required to file with their U.S. federal income tax or information return) relating to their ownership of Novelion common shares. Additionally, if Novelion is classified as a PFIC in any taxable year with respect to which a U.S. holder owns common shares, it generally will continue to be treated as a PFIC with respect to such U.S. holder in all succeeding taxable years, regardless of whether it continues to meet the tests described above, unless the U.S. holder makes a “deemed sale election”.

Novelion may not be able to use Aegerion’s and QLT’s net operating loss carryforwards to offset future taxable income for U.S. or Canadian federal income tax purposes.

At December 31, 2015, Aegerion had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $173.4 million, which expire in the years 2025 through 2035.

It is currently expected that Aegerion will undergo an “ownership change” within the meaning of Section 382 of the Code as a result of the Merger, and therefore an annual limit may be imposed on the amount of NOLs that may be used to offset future taxable income. Such annual limit is generally the product of the total value of a company’s outstanding equity immediately prior to an “ownership change” (subject to certain adjustments) and the applicable federal long term tax exempt interest rate.

At December 31, 2015, QLT had NOLs for Canadian federal income tax purposes of approximately $147 million, which expire at various dates through 2035. The extent to which Novelion can utilize any or all of QLT’s NOLs will depend on many factors, including the jurisdiction applicable to any future taxable revenue of Novelion.

The ability of Novelion to use NOLs will also depend on the amount of taxable income generated in future periods. The NOLs may expire before Novelion can generate sufficient taxable income to use the NOLs.

Risk Factors Relating to the Novelion Common Shares Following the Merger

The failure to successfully integrate the businesses of QLT and Aegerion in the expected timeframe would adversely affect the future results of Novelion following the Merger.

The ability of QLT and Aegerion following the Merger to successfully integrate the operations of QLT and Aegerion will depend, in part, on the ability of the companies to realize the anticipated benefits from the Merger. If the companies are not able to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of QLT common shares may be adversely affected. In addition, the integration of QLT’s and Aegerion’s respective businesses will be a time consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to the companies’ operations. It is possible that the integration process could result in the loss of key employees, the disruption of its ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ abilities to maintain relationships with customers, suppliers, manufacturers, creditors, lessors, clinical trial investigators or managers and other business partners or to achieve the anticipated benefits of the Merger. Delays encountered in the integration process could have a material adverse effect on the companies’ revenues, expenses, operating results and financial condition, including the value of Novelion’s common shares.

Specifically, risks in integrating QLT’s and Aegerion’s operations in order to realize the anticipated benefits and cost savings of the Merger include, among other factors, the companies’ inability to effectively:

•	coordinate standards, compliance programs, controls, procedures and policies, business cultures and compensation structures;

•	integrate and harmonize financial reporting and information technology systems of the two companies;

•	manage operations in a manner that supports and protects the tax benefits related to, and that may be realized from, QLT’s Canadian tax domicile.

•	coordinate research and drug candidate development efforts to effectuate their product capabilities;

•	compete against companies serving the market opportunities expected to be available to the companies following the Merger;

•	manage inefficiencies associated with integrating the operations of the companies;

•	identify and eliminate redundant or underperforming personnel, operations and assets;

•	manage the diversion of management’s attention from business matters to integration issues;

•	control additional costs and expenses in connection with, and as a result of, the Merger;

•	conduct successful clinical development programs for their respective strategic product candidates and products and achieve regulatory approval for product candidates in major geographic areas;

•	define and develop successful commercial strategies for Novelion’s products in their respective geographic areas and obtain reimbursement for its products in these markets;

•

resolve the ongoing investigations and litigation of Aegerion and manage and defend Novelion and Aegerion in future litigation and investigations that may arise from any resolution of the ongoing Aegerion investigations and litigation;

•	service Novelion’s significant indebtedness;

•

commercialize their respective strategic products at commercially attractive margins and generate revenues in line with the companies’ expectations, particularly in light of Aegerion’s reductions in force in 2016 and the impact of competitive products on JUXTAPID sales; and

•	raise capital through equity or debt financing on attractive terms to support the development and commercialization of their respective strategic products.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual cost synergies, if achieved at all, may be lower than the companies expect and may take longer to achieve than anticipated. If QLT is not able to adequately address these challenges, it may be unable to successfully integrate the operations of the business of Aegerion, or to realize the anticipated benefits and the companies’ anticipated cost synergy savings of the integration. The anticipated benefits and cost savings assume a successful integration and are based on projections, which are inherently uncertain. Even if integration is successful, anticipated benefits and cost savings may not be as expected.

Novelion’s future results will suffer if it does not effectively manage its expanded operations.

As a result of the Merger, Novelion will become a larger company than either of QLT and Aegerion prior to the Merger, and Novelion’s business will become more complex. There can be no assurance that Novelion will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort is required to effectively manage the increased complexity of the larger organization and Novelion’s failure to successfully do so could have a material adverse effect on its business, financial condition, results of operations and growth prospects. In addition, as a result of the Merger, the companies’ financial statements and results of operations in prior years may not provide meaningful guidance to form an assessment of the prospects or potential success of Novelion’s future business operations.

The market price of Novelion’s common shares after the Merger may be affected by factors different from those currently affecting the QLT common shares or shares of Aegerion common stock.

Upon completion of the Merger, holders of Aegerion common stock will become holders of Novelion’s common shares. The business of Aegerion differs from that of QLT in important respects and, accordingly, the results of operations of Novelion and the market price of Novelion’s common shares following the Merger may be affected by factors different from those currently affecting the independent results of operations of QLT and Aegerion.

QLT and Aegerion have incurred and expect to continue to incur substantial expenses related to the Merger transaction and integration of the companies.

QLT and Aegerion have incurred and expect to continue to incur substantial expenses related to the Merger transaction and the integration of the companies. Both QLT and Aegerion have incurred significant expenses in connection with the drafting and negotiation of the Merger Agreement and the documentation of transactions contemplated thereby and may potentially incur significant severance expenses as a result of the Merger. Upon closing, there are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, research and development, sales and marketing and benefits. In addition, the ongoing operation of locations in Vancouver, British Columbia and Cambridge, Massachusetts could result in inefficiencies, creating additional expenses for the companies. While QLT and Aegerion have assumed that a certain level of expenses will be incurred, there are many factors beyond their control that could affect the total amount or timing of transaction and integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses likely will result in the companies’ recognizing significant charges in the consolidated earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Aegerion, QLT and, subsequently Novelion, must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of the uncertainty regarding the Merger, and failure to do so could negatively affect the companies.

For the Merger to be successful, during the period before the Merger is completed, both QLT and Aegerion must continue to retain, recruit and motivate executives and other key employees. Novelion also must be successful at retaining, recruiting and motivating key employees following the completion of the Merger. Experienced employees in the biopharmaceutical and biotechnology industries are in high demand and competition for their talents can be intense. Employees of both QLT and Aegerion may experience uncertainty about their future roles with their respective company until, or even after, strategies with regard to Novelion are announced or executed following the Merger. These potential distractions of the Merger may adversely affect the ability of Aegerion, QLT or Novelion to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure by Aegerion, QLT or Novelion to retain and motivate executives and other key employees during the period prior to or after the completion of the Merger could have an adverse impact on the business of Aegerion, QLT or Novelion.

The transactions contemplated by the Unit Subscription Agreement may not be consummated.

On June 14, 2016, QLT announced that it had entered into a Unit Subscription Agreement with the Investors providing for the contemplated issuance of QLT common shares and Warrants to such Investors in exchange for an aggregate cash purchase price of $21.8 million, which is intended to provide Novelion with additional capital to support further operations and the potential opportunity for targeted business development initiatives. The closing of the share issuances contemplated by the unit subscription agreement is subject to a number of conditions, some of which are outside the control of QLT. Accordingly, there can be no guarantee that the transactions contemplated by such agreement will be consummated and that the $21.8 million of capital will be made available to QLT. Additionally, if the transactions contemplated by the Unit Subscription Agreement are not completed in accordance with the terms of the Merger Agreement, Aegerion or QLT may terminate the Merger Agreement.

In connection with the Merger, the obligations for the Aegerion Notes will remain with Aegerion and Aegerion may not have sufficient cash flow or the ability to raise the funds necessary to settle conversions of, or to repurchase, the Aegerion Notes, which could adversely affect the business, financial condition and results of operations of Novelion on a consolidated basis. If Novelion common shares are issued on conversion of the Aegerion Notes, Novelion’s shareholders will suffer dilution.

In connection with the Merger, the obligations for the Aegerion Notes will remain with Aegerion. The Aegerion Notes represent an aggregate principal indebtedness of $325.0 million and are due August 15, 2019. Interest owing under the Aegerion Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2015. Aegerion’s ability to make scheduled payments of the principal, to pay interest on or to refinance its indebtedness, including the Aegerion Notes, depends on future performance, which is subject to economic, financial, competitive and other factors that may be beyond its control. Novelion will not become obliged to repay the indebtedness under the Aegerion Notes, but may become obliged to issue Novelion common shares to settle such indebtedness, in which case its shareholders will suffer dilution.

Aegerion may not generate cash flow from operations in the future sufficient to service its debt, including the Aegerion Notes. If Aegerion is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling or licensing assets, further reducing the size of its workforce and curtailing operations and planned development activities, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Aegerion’s ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time. Aegerion may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations, including the Aegerion Notes.

In addition, holders of the Aegerion Notes will continue to have the right to require Aegerion to repurchase their notes for cash upon the occurrence of a fundamental change at a repurchase price equal to 100% of the respective principal amount, plus accrued and unpaid interest, if any. Further, upon conversion of the Aegerion Notes, unless Aegerion elects to deliver Novelion common shares to settle such conversion, Aegerion would be required to settle a portion or all of the conversion obligation through the payment of cash, which could adversely affect its liquidity. Aegerion may not have enough available cash or be able to obtain financing at the time it is required to make repurchases of the Aegerion Notes surrendered therefor or Aegerion Notes being converted. In addition, Aegerion’s ability to pay cash upon repurchase or conversion of the Aegerion Notes is restricted by Aegerion’s existing $25 million credit facility with Silicon Valley Bank (“SVB”) and may be limited by law, by regulatory authority or by agreements governing Novelion’s future indebtedness. Aegerion’s failure to repurchase Aegerion Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Aegerion Notes as required by the indenture would constitute a default under the Aegerion Notes. Additionally, if SVB, elects to accelerate the principal amount due under the loan and security agreement entered into between Aegerion and SVB and Aegerion fails to pay such amount, the Trustee under the Aegerion Notes or holders of at least 25% of the aggregate principal amount of the Aegerion Notes, may deliver a notice of default to Aegerion. Aegerion’s failure to pay the amount due under the loan and security agreement within 30 days following receipt of such notice would be deemed an event of default under the Aegerion Notes and, among other remedies, the Trustee or holders of at least 25% of the aggregate principal amount of the Aegerion Notes could declare all unpaid principal of the Aegerion Notes immediately due and payable. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing Aegerion’s current and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, Aegerion may not have sufficient funds to repay the indebtedness and repurchase the Aegerion Notes or make cash payments upon conversions thereof. In addition, even if holders of the Aegerion Notes do not elect to convert their Aegerion Notes, Aegerion could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Aegerion Notes as a current rather than long-term liability, which would result in a material reduction of Aegerion’s net working capital.

ITEM 6.	EXHIBITS

The exhibits filed or furnished with this Quarterly Report are set forth in the Exhibit Index.

Exhibit Number	Description

2.1±

Agreement and Plan of Merger, dated as of June 14, 2016, by and among Aegerion Pharmaceuticals, Inc., QLT Inc. and Isotope Acquisition Corp. (incorporated by reference to Exhibit 2.1 of Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2016 (SEC File No. 001-34921)).

10.1

Unit Subscription Agreement, dated as of June 14, 2016, by and among QLT Inc., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., Broadfin Healthcare Master Fund, Ltd., JW Partners LP, JW Opportunities Master Fund, Ltd., The K2 Principal Fund L.P., Healthcare Value Partners, L.P., Tiger Legatus Capital Management, LLC, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Armistice Capital Master Fund, Ltd.,Levcap Alternative Fund, L.P., Ulysses Partners, L.P., Ulysses Offshore Fund, Ltd. and Jason Aryeh (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2016).

10.2

Form of Warrant Agreement (incorporated by reference to Exhibit C of the Agreement and Plan of Merger filed as Exhibit 2.1 to Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2016).

10.3

Loan and Security Agreement, dated as of June 14, 2016, by and between Aegerion Pharmaceuticals, Inc. and QLT Inc. (incorporated by reference to Exhibit 10.2 of Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2016).

10.4

Form of Voting Agreement by and between Aegerion and each of the Specified QLT Shareholders (incorporated by reference to Exhibit 10.1 of Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2016).

10.5

Voting Agreement, dated as of June 14, 2016, by and between QLT Inc. and Broadfin Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s amended Current Report on Form 8-K filed with the SEC on June 17, 2016).

10.6

Voting Agreement, dated as of June 14, 2016, by and between QLT, Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2016).

10.7*†	QLT 2000 Incentive Stock Plan (as amended and restated effective April 27, 2016).

10.8†

Third Amendment to Employment Agreement between QLT Inc. and Dr. Geoffrey Cox, dated April 7, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2016).

10.9*†	Fourth Amendment to Employment Agreement between QLT Inc. and Dr. Geoffrey Cox, dated June 17, 2016.

10.10*†	Second Amendment to Employment Agreement between QLT Inc. and Glen Ibbott, dated June 17, 2016.

10.11*†	Amendment to Employment Agreement between QLT Inc. and Dori Assaly, dated June 17, 2016.

10.12*†	Amendment to Employment Agreement between QLT Inc. and Lana Janes, dated June 17, 2016.

10.13*†	Form of QLT 2000 Incentive Stock Plan Restricted Stock Unit Award Grant Notice and Award Agreement issued to each of Glen Ibbott, Dori Assaly and Lana Janes on June 17, 2016.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”):

•    unaudited condensed consolidated balance sheets;

•    unaudited condensed consolidated statements of operations and comprehensive loss;

•    unaudited condensed consolidated statements of cash flows;

•    unaudited condensed consolidated statements of changes in shareholders’ equity; and

•    notes to unaudited condensed consolidated financial statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement
±

The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Aegerion will furnish copies of any such schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

QLT Inc. (Registrant)

Date: August 9, 2016	By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ W. Glen Ibbott
W. Glen Ibbott
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1±

Agreement and Plan of Merger, dated as of June 14, 2016, by and among Aegerion Pharmaceuticals, Inc., QLT Inc. and Isotope Acquisition Corp. (incorporated by reference to Exhibit 2.1 of Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2016 (SEC File No. 001-34921)).

10.1

Unit Subscription Agreement, dated as of June 14, 2016, by and among QLT Inc., Deerfield International Master Fund, L.P., Deerfield Partners, L.P., Broadfin Healthcare Master Fund, Ltd., JW Partners LP, JW Opportunities Master Fund, Ltd., The K2 Principal Fund L.P., Healthcare Value Partners, L.P., Tiger Legatus Capital Management, LLC, Sarissa Capital Domestic Fund LP, Sarissa Capital Offshore Master Fund LP, Armistice Capital Master Fund, Ltd.,Levcap Alternative Fund, L.P., Ulysses Partners, L.P., Ulysses Offshore Fund, Ltd. and Jason Aryeh (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2016).

10.2

Form of Warrant Agreement (incorporated by reference to Exhibit C of the Agreement and Plan of Merger filed as Exhibit 2.1 to Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2016).

10.3

Loan and Security Agreement, dated as of June 14, 2016, by and between Aegerion Pharmaceuticals, Inc. and QLT Inc. (incorporated by reference to Exhibit 10.2 of Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2016).

10.4

Form of Voting Agreement by and between Aegerion and each of the Specified QLT Shareholders (incorporated by reference to Exhibit 10.1 of Aegerion Pharmaceuticals, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2016).

10.5

Voting Agreement, dated as of June 14, 2016, by and between QLT Inc. and Broadfin Healthcare Master Fund, Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s amended Current Report on Form 8-K filed with the SEC on June 17, 2016).

10.6

Voting Agreement, dated as of June 14, 2016, by and between QLT, Sarissa Capital Domestic Fund LP and Sarissa Capital Offshore Master Fund LP (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2016).

10.7*†	QLT 2000 Incentive Stock Plan (as amended and restated effective April 27, 2016).

10.8†

Third Amendment to Employment Agreement between QLT Inc. and Dr. Geoffrey Cox, dated April 7, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2016).

10.9*†	Fourth Amendment to Employment Agreement between QLT Inc. and Dr. Geoffrey Cox, dated June 17, 2016.

10.10*†	Second Amendment to Employment Agreement between QLT Inc. and Glen Ibbott, dated June 17, 2016.

10.11*†	Amendment to Employment Agreement between QLT Inc. and Dori Assaly, dated June 17, 2016.

10.12*†	Amendment to Employment Agreement between QLT Inc. and Lana Janes, dated June 17, 2016.

10.13*†	Form of QLT 2000 Incentive Stock Plan Restricted Stock Unit Award Grant Notice and Award Agreement issued to each of Glen Ibbott, Dori Assaly and Lana Janes on June 17, 2016.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”):

•    unaudited condensed consolidated balance sheets;

•    unaudited condensed consolidated statements of operations and comprehensive loss;

•    unaudited condensed consolidated statements of cash flows;

•    unaudited condensed consolidated statements of changes in shareholders’ equity; and

•    notes to unaudited condensed consolidated financial statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement
±

The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Aegerion will furnish copies of any such schedules to the SEC upon request.