Form 10-Q
period 2016-09-30
QLT INC/BC
filed 2016-11-01
CIK 827809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of October 31, 2016 the registrant had 52,829,398 outstanding shares of common stock.

QLT INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

ITEM		PAGE
	PART I—FINANCIAL INFORMATION

1.	FINANCIAL STATEMENTS	3
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2016 and September 30, 2015	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and September 30, 2015	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2016 and year ended December 31, 2015	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18
3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30
4.	CONTROLS AND PROCEDURES	30

	PART II—OTHER INFORMATION

1.	LEGAL PROCEEDINGS	31
1A.	RISK FACTORS	32
6.	EXHIBITS	39

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

QLT Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	September 30, 2016	December 31, 2015
(In thousands of U.S. dollars)

ASSETS

Current assets

Cash and cash equivalents	$73,056	$141,824

Accounts receivable, net of allowances for doubtful accounts	186	287

Loan receivable (Note 2(a))	3,073	—

Income taxes receivable	14	14

Prepaid and other assets	450	611

Total current assets	76,779	142,736

Accounts receivable (Note 4(a))	2,000	2,000

Property, plant and equipment	270	430

Total assets	$79,049	$145,166

LIABILITIES

Current liabilities

Accounts payable	$3,308	$1,656

Accrued liabilities (Note 5)	1,058	1,827

Total current liabilities	4,366	3,483

Uncertain tax position liabilities (Note 7)	—	342

Total liabilities	$4,366	3,825

SHAREHOLDERS’ EQUITY

Share capital (Note 6)

Authorized

500,000,000 common shares without par value

5,000,000 first preference shares without par value, issuable in series

Issued and outstanding

Common shares	$475,333	$475,333

September 30, 2016 – 52,829,398 shares

December 31, 2015 – 52,829,398 shares

Additional paid-in capital	63,669	97,377

Accumulated deficit	(567,288)	(534,338)

Accumulated other comprehensive income	102,969	102,969

Total shareholders’ equity	74,683	141,341

Total shareholders’ equity and liabilities	$79,049	$145,166

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars except share and per share information)	2016	2015	2016	2015
Expenses

Research and development	$2,855	$2,142	$8,774	$7,754

Selling, general and administrative (Notes 2, 3)	3,138	3,166	13,487	13,939

Depreciation	24	141	85	508

Termination fee (Note 3)	—	(2,667)	—	(2,667)

	6,017	2,782	22,346	19,534

Operating loss	(6,017)	(2,782)	(22,346)	(19,534)

Other (expense) income

Net foreign exchange loss	(105)	(43)	(214)	(5)

Interest income	110	152	240	235

Fair value loss on investment (Notes 2(b))	—	—	(10,704)	—

Other	(39)	(6)	(30)	(8)

	(34)	103	(10,708)	222

Loss before income taxes	(6,051)	(2,679)	(33,054)	(19,312)

Recovery of (provision for) income taxes (Note 7)	115	(3)	104	(17)

Net loss and comprehensive loss	$(5,936)	$(2,682)	$(32,950)	$(19,329)

Basic and diluted net loss per common share (Note 9)

Net loss per common share	$(0.11)	$(0.05)	$(0.62)	$(0.37)

Weighted average number of common shares outstanding (in thousands)

Basic and diluted	52,829	52,829	52,829	51,949

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
(In thousands of U.S. dollars)

Cash used in operating activities

Net loss and comprehensive loss	$(5,936)	$(2,682)	$(32,950)	$(19,329)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation	24	141	85	508

Stock-based compensation and restricted stock-based compensation	217	—	253	2,330

Unrealized foreign exchange	244	7	233	(99)

Deferred income taxes	(262)	4	(252)	13

Impairment of long-lived assets	—	11	—	11

Loss on sale of long-lived assets	51	7	42	7

Fair value loss on investment (Note 2(b))	—	—	10,704	—

Changes in non-cash operating assets and liabilities

Accounts receivable	136	26	7	42

Prepaid and other assets	218	365	161	662

Accounts payable	(1,964)	(2,203)	1,603	1,430

Income taxes receivable	—	—	—	33

Accrued liabilities	267	151	(677)	260

	(7,005)	(4,173)	(20,791)	(14,132)

Cash provided by (used in) investing activities

Net proceeds from sale of long-lived assets	177	—	203	—

Purchase of property, plant and equipment	—	—	(115)	—

Secured Note - advances (Notes 2(a), 3)	—	(2,200)	(3,000)	(5,660)

Secured Note - repayments (Notes 2(a), 3)	—	5,660	—	5,660

	177	3,460	(2,912)	—

Cash provided by (used in) financing activities

Cash distribution paid to common shareholders (Note 2(b))	—	—	(15,000)	—

Settlement of Backstop Agreement (Note 2(b))	—	—	15,000	—

Aralez Investment (Note 2(b))	—	—	(45,000)	—

Issuance of common shares related to stock option exercises	—	563	—	5,508

	—	563	(45,000)	5,508

Effect of exchange rate changes on cash and cash equivalents	(59)	(122)	(65)	(216)

Net decrease in cash and cash equivalents	(6,887)	(272)	(68,768)	(8,840)

Cash and cash equivalents, beginning of period	79,943	147,340	141,824	155,908

Cash and cash equivalents, end of period	$73,056	$147,068	$73,056	$147,068

Supplementary cash flow information:

Income taxes paid	$—	$—	$—	$—

See the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

QLT Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income(1)	Total Shareholders’ Equity
	Shares	Amount
(All amounts except share and per share information are expressed in thousands of U.S. dollars)
Balance at January 1, 2015	51,199,922	$467,034	$97,838	$(511,329)	$102,969	$156,512

Exercise of stock options, for cash, at prices ranging from CAD $4.08 to CAD $4.54 per share	1,565,476	8,077	(2,569)			5,508

Shares issued in connection with RSUs vested	64,000	222	(222)			—

Uncertain tax position liability recovery			2,132			2,132

Stock-based compensation			198			198

Net loss and comprehensive loss				(23,009)		(23,009)

Balance at December 31, 2015	52,829,398	$475,333	$97,377	$(534,338)	$102,969	$141,341

Net loss and comprehensive loss				(21,894)		(21,894)

Balance at March 31, 2016	52,829,398	$475,333	$97,377	$(556,232)	$102,969	$119,447

Stock-based compensation			25			25

Restricted stock-based compensation			11			11

Cash distribution to common shareholders (Note 2(b))			(15,000)			(15,000)

Aralez Shares distributed to shareholders (Note 2(b))			(19,296)			(19,296)

Net loss and comprehensive loss				(5,120)		(5,120)

Balance at June 30, 2016	52,829,398	$475,333	$63,117	$(561,352)	$102,969	$80,067

Stock-based compensation			148			148

Restricted stock-based compensation			69			69

Uncertain tax position liability recovery			335			335

Net loss and comprehensive loss				(5,936)		(5,936)
Balance at September 30, 2016	52,829,398	$475,333	$63,669	$(567,288)	$102,969	$74,683

(1)

At September 30, 2016, our accumulated other comprehensive income is entirely related to historical cumulative translation adjustments from the application of U.S. dollar reporting when the functional currency of QLT Inc. was the Canadian dollar.

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

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for the presentation of interim financial information. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to such rules and regulations. These financial statements do not include all disclosures required for the annual financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015. All amounts herein are expressed in United States dollars unless otherwise noted.

In management’s opinion, the condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position as at September 30, 2016, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

The Company has a Deferred Share Unit (“DSUs”) Plan (“DSU Plan”) for our directors. We recognize compensation expense for DSUs based on the market price of the Company’s stock. A vested DSU is convertible to cash only. The financial obligations related to the future settlement of these DSUs are recognized as compensation expense and accrued liabilities as the DSUs vest. Each reporting period, these obligations are revalued for changes in the market value of QLT’s common shares.

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

Recently Issued Accounting Standards

On August 26, 2016, the FASB issued ASU No. 2016-15 – Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC No. 230 on the classification of certain items in the statement of cash flows. The primary purpose of ASU No. 2016-15 is to reduce the diversity in practice by making amendments that add or clarify the guidance on eight specific cash flow issues. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU No. 2016-15 must be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. Management is currently assessing the impact of ASU No. 2016-15 on the Company’s consolidated financial statements.

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

On August 12, 2015, the FASB issued ASU No. 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of its revenue standard, ASU No. 2014-09 – Revenue from Contracts with Customers. Under ASU No. 2015-14, the effective date of ASU No. 2014-09 was deferred by one year, and is now effective for public entities with reporting periods beginning after December 15, 2017. Early adoption is permitted on a limited basis. Management is currently assessing the impact of ASU No. 2014-09 on the Company’s consolidated financial statements.

2.	STRATEGIC TRANSACTIONS

(a) Merger Transaction with Aegerion Pharmaceuticals, Inc.

On June 14, 2016, QLT and Aegerion Pharmaceuticals, Inc. (“Aegerion”) entered into an agreement and plan of merger (as amended, the “Merger Agreement”) pursuant to which a wholly owned indirect subsidiary of QLT will be merged with and into Aegerion, with Aegerion surviving as a wholly-owned subsidiary of QLT (the “Merger”). Upon completion of the proposed Merger, each outstanding share of Aegerion common stock will be converted into a right to receive 1.0256 QLT common shares (the “Exchange Ratio”), subject to adjustment as described below. QLT plans to change its name upon closing of the Merger to Novelion Therapeutics Inc. (“Novelion”) and its common shares will continue to trade on the NASDAQ Global Select Market (“NASDAQ”) and the Toronto Stock Exchange (“TSX”). As at the date of this filing, QLT is anticipated to be the accounting acquirer and the acquisition method of accounting under ASC No. 805 – Business Combinations is expected to apply. The purchase consideration will be allocated based on the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed by QLT at the closing of the Merger.

Under the Merger Agreement, the Exchange Ratio may be reduced if, prior to closing of the Merger, Aegerion settles (i) the previously disclosed U.S. Department of Justice (“DOJ”) and SEC investigations into Aegerion’s sales activities and disclosure related to its JUXTAPID® (lomitapide capsules) product for amounts in excess of negotiated thresholds set forth in Aegerion’s previously announced preliminary agreements in principle with the DOJ or SEC (the “DOJ/SEC Investigations”) and/or (ii) the pending putative shareholder class action lawsuit (the “Class Action Litigation”) for an amount that exceeds the amounts, if any, available under Aegerion’s director and officer insurance coverage in respect of that matter (together, the “negotiated thresholds”). The maximum aggregate excess settlement amount to be reflected in the Exchange Ratio adjustment is $25.0 million. If Aegerion does not settle the DOJ/SEC Investigations and the Class Action Litigation prior to the closing of the Merger, QLT will issue certain warrants (the “Warrants”) to its existing shareholders and the Investors (as described below), exercisable to purchase a maximum of 69,733,715 QLT common shares at an exercise price of $0.01 per share if the DOJ/SEC Investigations and/or Class Action Litigation are settled for amounts over the negotiated thresholds. The purpose of the Warrants is to provide legacy QLT shareholders, including the Investors participating in the proposed private placement, with the relative ownership percentage of Novelion that such shareholders would have held if the DOJ/SEC Investigations or Class Action Lawsuit had been resolved for amounts in excess of the negotiated thresholds described above prior to the Merger.

While the proposed Merger has been approved by the boards of directors of both companies, the closing of the Merger is subject to various conditions, including but not limited to (i) receipt of the required approvals of the shareholders at the special meetings of each of QLT and Aegerion on November 7, 2016 and (ii) completion of the private placement (with an aggregate subscription price not less than $17.5 million) contemplated by the unit subscription agreement (as described below, the “Unit Subscription Agreement”), that QLT entered into on June 14, 2016 with the investors party thereto (the “Investors”) in connection with the Merger. Following the completion of the Merger and assuming no adjustment to the Exchange Ratio, QLT shareholders, including the Investors who will purchase QLT common shares immediately prior to the Merger under the Unit Subscription Agreement, are expected to own approximately 68% of the outstanding Novelion common shares and Aegerion shareholders are expected to own approximately 32% of the outstanding Novelion common shares.

Immediately prior to the consummation of the Merger, the Unit Subscription Agreement contemplates the issuance of certain units (the “Units”) to the Investors in a private placement for an aggregate subscription price of $21.8 million. These Units will, in the aggregate, consist of (i) 12,363,636 QLT common shares, which includes up to 2,840,909 QLT common shares issuable upon exercise of fully paid-up warrants, and (ii) Warrants (as defined and described above) exercisable for a maximum of 13,224,761 QLT common shares at an exercise price of $0.01 per common share. This investment is intended to provide Novelion with additional capital to support future operations and business development initiatives.

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

On June 14, 2016, QLT entered into a loan and security agreement with Aegerion (the “Loan Agreement”) concurrently with the execution of the Merger Agreement, pursuant to which QLT agreed to provide a term loan facility to Aegerion for an aggregate principal amount of up to $15.0 million. Aegerion borrowed $3.0 million in term loans (the “QLT Loans”) on June 15, 2016 and may also borrow up to an additional $3 million per month (commencing July 2016) if and to the extent such amounts are necessary in order for Aegerion to maintain an unrestricted cash balance of $25 million, subject to the satisfaction of certain terms and conditions. As at September 30, 2016, the $3.1 million outstanding under the Loan Agreement has been reflected as a short term loan receivable on the condensed consolidated balance sheet. The QLT Loans bear interest at 8% per annum and are subject to certain increases under certain conditions. Pursuant to the Loan Agreement, accrued interest will be capitalized and added to the aggregate principal amount of the QLT Loans outstanding. The QLT Loans mature on the earliest of (i) July 1, 2019, (ii) the maturity date of Aegerion 2% senior convertible notes, (iii) three business days after a termination of the Merger Agreement by Aegerion and (iv) 90 days after a termination of the Merger Agreement by QLT. Aegerion’s obligations under the QLT Loan Agreement are secured by (1) a first priority security interest in Aegerion’s intellectual property related to its MYALEPT® product and (2) a second priority security interest in certain other assets, which secure Aegerion’s current loan obligations to another third party.

During the three and nine months ended September 30, 2016, QLT incurred consulting and advisory fees of $1.9 million and $5.5 million respectively, in connection with the pursuit of the Merger with Aegerion. These consulting and advisory fees are reflected as part of Selling, General and Administrative expenses (“SG&A”) on the consolidated statements of operations and comprehensive loss.

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

QLT held the Aralez Shares from February 5, 2016 to the Date of Distribution and the Aralez Shares were marked-to-market. As a result, the Company recognized a $10.7 million loss during the nine months ended September 30, 2016, to reflect the changes in value from the acquisition date to the Distribution Date.

During the three and nine months ended September 30, 2016, QLT incurred consulting and advisory fees of nil and $4.4 million respectively, in connection with the Aralez Investment and Aralez Distribution. The $4.4 million for the nine months ended September 30, 2016 includes a $4.0 million advisory fee paid to Greenhill & Co, LLC for financial advisory services performed in connection with the completion of the Aralez Investment and exploration of certain other strategic initiatives. These consulting and advisory fees are reflected as part of SG&A on the consolidated statements of operations and comprehensive loss.

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

During the three and nine months ended September 30, 2015, QLT incurred consulting and advisory fees of $2.2 million and $8.9 million respectively, in connection with the pursuit of the InSite Merger and certain other strategic transactions contemplated in 2015. These consulting and advisory fees are reflected as part of SG&A on the consolidated statements of operations and comprehensive loss.

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

While we believe that the $5.0 million Laser Earn-Out Payment has been triggered and is currently due and payable by Valeant, the outcome of such a dispute and litigation is uncertain and we may have difficulty in recovering damages and collecting the Laser Earn-Out Payment in full. As at September 30, 2016, the $5.0 million Laser Earn-Out Payment continues to be recorded as a long term accounts receivable on our condensed consolidated balance sheet at its estimated fair value of $2.0 million (December 31, 2015 – $2.0 million). The fair value estimate of the Laser Earn-Out Payment was derived using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected. In addition, it also reflects management’s assessment of collection risk, the impact of the passage of time and potential collection costs associated with the Valeant litigation. The remaining estimated fair value of the contingent consideration, which relates to estimated future net royalties pursuant to the Novartis Agreement, is currently valued at nil. During the three and nine months ended September 30, 2016 and 2015, we received no proceeds related to the collection of the contingent consideration for our previous sale of Visudyne.

(b) Related to the Sale of the PPDS Technology

On April 3, 2013, we completed the sale of our punctal plug drug delivery system technology for approximately $1.3 million (the “PPDS Technology”) to Mati Therapeutics Inc. (“Mati”) pursuant to the terms of our asset purchase agreement with Mati (the “Mati Agreement”). Under the terms of the Mati Agreement, we are eligible to receive future potential payments upon completion of certain product development and commercialization milestones that could reach $19.5 million (or exceed that amount if more than two products are commercialized), a low single digit royalty on world-wide net sales of all products using or developed from the PPDS Technology and a fee on payments received by Mati in respect of the PPDS Technology other than net sales. During the three and nine months ended September 30, 2016 and 2015, we received no proceeds related to the collection of this contingent consideration.

5.	ACCRUED LIABILITIES

(In thousands of U.S. dollars)	September 30, 2016	December 31, 2015
Compensation	$734	$1,460

DSU compensation	324	367

	$1,058	$1,827

6.	SHARE CAPITAL

(a)	Stock Options

Under the amended and restated QLT 2000 Incentive Stock Plan (the “Plan”), the maximum number of common shares, without par value, that are allotted for stock option and RSU grants under the Plan is 11,800,000. As at September 30, 2016, 634,809 common shares are available and reserved for future grants under the Plan.

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

The following weighted average assumptions (no dividends are assumed) were used to value stock options granted in each of the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016		2015
Annualized volatility	—	—		37.1%		41.3%

Risk-free interest rate	—	—		1.3%		1.4%

Expected life (years)	—	—		5.9		6.8

Weighted average grant date fair value	nil	nil	USD$	0.53	CAD$	2.12

Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2016	2015	2016	2015
Research and development	$58	$—	$69	$1,193

Selling, general and administrative	90	—	104	939

Stock-based compensation expense	$148	$—	$173	$2,132

As at September 30, 2016, 2,492,385 (December 31, 2015 – 428,152) stock options were issued and outstanding under the Plan. As at September 30, 2016, 704,642 of these outstanding options were vested and exercisable (December 31, 2015 – 428,152) and 1,787,743 were unvested (December 31, 2015 – nil).

September 30, 2016
Unrecognized estimated compensation costs (in thousands of U.S. dollars)	$926

Expected weighted average period of recognition of compensation cost (in years)	2.40

We issue new common shares upon exercise of stock options. During the three and nine months ended September 30, 2016, nil stock options were exercised (three months ended September 30, 2015 – 2,650, nine months ended September 30, 2015 – 1,565,476). The intrinsic values associated with these stock options and the related cash received during the respective periods were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2016	2015	2016	2015
Intrinsic value of stock options exercised	$—	$4	$—	$987

Cash from exercise of stock options	$—	$8	$—	$4,953

(b)	Deferred Share Units

Under the DSU Plan, at the discretion of the Board of Directors, directors can receive all or a percentage of their equity-based compensation in the form of DSUs. DSUs vest in thirty-six (36) successive and equal monthly installments beginning on the first day of the first month after the grant date. A vested DSU can only be settled by conversion to cash (i.e. no share is issued), and is automatically converted after the director ceases to be a member of the Board unless the director is removed from the Board for just cause. Prior to conversion, the value of each DSU, at any point in time, is equivalent to the latest closing price of QLT’s common shares on the Toronto Stock Exchange (the “TSX”) on that trading day. When converted to cash, the value of a vested DSU is equivalent to the closing price of a QLT common share on the trading day immediately prior to the conversion date.

On June 17, 2016, an aggregate 44,800 DSU’s were issued to directors in accordance with the terms of the DSU Plan.

The impact on our results of operations of recording DSU compensation expense for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2016	2015	2016	2015
Research and development	$34	$(40)	$(20)	$4

Selling, general and administrative	75	(87)	(45)	13

Deferred share unit compensation expense	$109	$(127)	$(65)	$17

No cash payments were made under the DSU Plan during the three and nine months ended September 30, 2016 and 2015.

As at September 30, 2016, 198,800 DSUs were issued and outstanding (December 31, 2015 – 154,000). As at September 30, 2016, 157,733 of these outstanding DSUs were vested (December 31, 2015 – 139,028) and 41,067 were unvested (December 31, 2015 – 14,972).

(c)	Restricted Stock Units

RSU’s are issued to directors and employees as consideration for their provision of future services and are governed by the terms of the Plan. RSU vesting provisions are determined by the Board of Directors on a case by case basis. Upon vesting, each RSU represents the right to receive one common share of the Company. Once common shares are issued upon vesting of such RSUs, these vested RSUs are no longer considered outstanding, but are rather reflected as part of the total number of shares outstanding.

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

On June 17, 2016, 230,000 RSU’s were issued to employees in accordance with the terms of the Plan. These RSUs vest in two annual installments, with 155,000 RSUs expected to vest on the first anniversary of the grant date, and the remaining 75,000 RSUs expected to vest on the second anniversary of the grant date, unless the employee is terminated not for cause, in which case such employee’s RSUs will automatically vest.

As at September 30, 2016, nil RSUs were vested (December 31, 2015 – nil) and 230,000 RSUs were unvested (December 31, 2015 – nil).

Total RSU compensation expense recorded during the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2016	2015	2016	2015
Research and development	$22	$—	$25	$61

Selling, general and administrative	47	—	55	137

Restricted stock unit compensation expense	$69	$—	$80	$198

7.	INCOME TAXES

During the three months ended September 30, 2016, our provision for uncertain tax positions decreased by $0.4 million in connection with the expiration of the statute of limitations applicable to a prior tax position taken on an uncertain tax matter. This decrease resulted in a $0.3 million balance sheet reclassification adjustment to additional-paid-in-capital and a $0.1 million income tax recovery during the three months ended September 30, 2016 related to the reversal of the associated interest that was previously accrued. During the nine months ended September 30, 2016, the $0.1 million income tax recovery predominantly consists of the same income tax recovery described above.

During the three and nine months ended September 30, 2015, the provision for income taxes was insignificant and primarily related to the accrual of interest on uncertain tax positions. As insufficient evidence exists to support the current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and nine months ended September 30, 2016, and September 30, 2015.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As at September 30, 2016, we have a full valuation allowance applied against all of our identified tax assets.

8.	FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

We have various financial instruments that are measured in accordance with ASU No. 820 – Fair Value Measurements and Disclosures including cash and cash equivalents, accounts receivable and, from time to time, forward currency contracts. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy.

The following tables provide information about our assets and liabilities that are measured at fair value on a recurring basis as at September 30, 2016 and December 31, 2015 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair values:

	As at September 30, 2016
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$73,056	$—	$—	$73,056
Accounts receivable - Laser Earn-Out Payment (1)	—	—	2,000	$2,000

Total	$73,056	$—	$2,000	$75,056

	As at December 31, 2015
(In thousands of U.S. dollars)	Level 1	Level 2	Level 3	Total
Assets:

Cash and cash equivalents	$141,824	$—	$—	$141,824
Accounts receivable - Laser Earn-Out Payment (1)	—	—	2,000	$2,000

Total	$141,824	$—	$2,000	$143,824

(1)

Represents the estimated fair value of the Laser Earn-Out Payment as described in Note 4 – Contingent Consideration. The fair value of the Laser Earn-Out Payment was estimated using a probability weighted approach to examine various possible outcomes with respect to the timing and amount that may be collected.

As at September 30, 2016 and December 31, 2015 we had no outstanding forward foreign currency contracts. Other financial instruments that may be subject to credit risk include our cash and cash equivalents and accounts receivable. To limit our credit exposure, we deposit our cash and cash equivalents with high quality financial institutions in accordance with our treasury policy goal to preserve capital and maintain liquidity. Our treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer.

9.	NET LOSS PER SHARE

The following table sets out the computation of basic and diluted net loss per common share:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars, except share and per share data)	2016	2015	2016	2015
Numerator:

Net loss and comprehensive loss	$(5,936)	$(2,682)	$(32,950)	$(19,329)

Denominator: (in thousands)

Weighted average number of common shares outstanding	52,829	52,829	52,829	51,949

Basic and diluted net loss per common share	$(0.11)	$(0.05)	$(0.62)	$(0.37)

As at September 30, 2016, 2,492,385 stock options (December 31, 2015 – 428,152) and 230,000 RSUs (December 31, 2015 – nil) were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

10.	SUBSEQUENT EVENTS

On October 6, 2016, our joint proxy statement/prospectus with Aegerion (as amended, the “S-4”) was declared effective by the SEC. The closing of the Merger is subject to, among other things, receipt of the approval of the shareholders at the special meetings of each of QLT and Aegerion, which are scheduled for November 7, 2016. For more information on the pending Merger, refer to Note 2(a) – Strategic Transactions – Merger Transaction with Aegerion Pharmaceuticals, Inc.

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

•

the anticipated timing for receipt of, and our ability to obtain and, if applicable, maintain, orphan drug designations and/or qualification as a new chemical entity and/or rare pediatric disease designation for our synthetic retinoid;

•

receipt of the Laser Earn-Out Payment (as defined and described under Note 4 — Contingent Consideration of the consolidated unaudited financial statements for the period ended September 30, 2016), which is currently the subject of a lawsuit against Valeant Pharmaceuticals International, Inc. (“Valeant”), and receipt of all or part of the other contingent consideration pursuant to the asset purchase agreement with Valeant, which is based on future sales of Visudyne® outside of the United States and sales attributable to any new indications for Visudyne approved by the FDA;

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

Any words used in this Quarterly Report that are trademarks but are not referred to above are the property of their respective owners.

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

Strategic Transactions

Merger Transaction with Aegerion Pharmaceuticals, Inc.

On June 14, 2016, QLT and Aegerion Pharmaceuticals, Inc. (“Aegerion”) entered into an agreement and plan of merger (as amended, the “Merger Agreement”) pursuant to which a wholly owned indirect subsidiary of QLT will be merged with and into Aegerion, with Aegerion surviving as a wholly-owned subsidiary of QLT (the “Merger”). Upon completion of the proposed Merger, each outstanding share of Aegerion common stock will be converted into a right to receive 1.0256 QLT common shares (the “Exchange Ratio”), subject to adjustment as described below. QLT plans to change its name upon closing of the Merger to Novelion Therapeutics Inc. (“Novelion”) and its common shares will continue to trade on the NASDAQ Global Select Market (“NASDAQ”) and the Toronto Stock Exchange (“TSX”). As at the date of this filing, QLT is anticipated to be the accounting acquirer and the acquisition method of accounting under ASC No. 805 – Business Combinations is expected to apply. The purchase consideration will be allocated based on the fair values of the identifiable tangible and intangible assets acquired and liabilities assumed by QLT at the closing of the Merger.

Under the Merger Agreement, the Exchange Ratio may be reduced if, prior to closing of the Merger, Aegerion settles (i) the previously disclosed U.S. Department of Justice (“DOJ”) and SEC investigations into Aegerion’s sales activities and disclosure related to its JUXTAPID® (lomitapide capsules) product for amounts in excess of negotiated thresholds set forth in Aegerion’s previously announced preliminary agreements in principle with the DOJ or SEC (the “DOJ/SEC Investigations”) and/or (ii) the pending putative shareholder class action lawsuit (the “Class Action Litigation”) for an amount that exceeds the amounts, if any, available under Aegerion’s director and officer insurance coverage in respect of that matter (together, the “negotiated thresholds”). The maximum aggregate excess settlement amount to be reflected in the Exchange Ratio adjustment is $25.0 million. If Aegerion does not settle the DOJ/SEC Investigations and the Class Action Litigation prior to the closing of the Merger, QLT will issue certain warrants (the “Warrants”) to its existing shareholders and the Investors (as described below), exercisable to purchase a maximum of 69,733,715 QLT common shares at an exercise price of $0.01 per share if the DOJ/SEC Investigations and/or Class Action Litigation are settled for amounts over the negotiated thresholds. The purpose of the Warrants is to provide legacy QLT shareholders, including the Investors participating in the proposed private placement, with the relative ownership percentage of Novelion that such shareholders would have held if the DOJ/SEC Investigations or Class Action Lawsuit had been resolved for amounts in excess of the negotiated thresholds described above prior to the Merger.

While the proposed Merger has been approved by the boards of directors of both companies, the closing of the Merger is subject to various conditions, including but not limited to (i) receipt of the required approvals of the shareholders at the special meetings of each of QLT and Aegerion on November 7, 2016 and (ii) completion of the private placement (with an aggregate subscription price not less than $17.5 million) contemplated by the unit subscription agreement (as described below, the “Unit Subscription Agreement”), that QLT entered into on June 14, 2016 with the investors party thereto (the “Investors”) in connection with the Merger. Following the completion of the Merger and assuming no adjustment to the Exchange Ratio, QLT shareholders, including the Investors who will purchase QLT common shares immediately prior to the Merger under the Unit Subscription Agreement, are expected to own approximately 68% of the outstanding Novelion common shares and Aegerion shareholders are expected to own approximately 32% of the outstanding Novelion common shares.

Immediately prior to the consummation of the Merger, the Unit Subscription Agreement contemplates the issuance of certain Units (the “Units”) to the Investors for an aggregate subscription price of $21.8 million. These Units will, in the aggregate, consist of (i) 12,363,636 QLT common shares, which includes up to 2,840,909 QLT common shares issuable upon exercise of fully paid-up warrants, and (ii) Warrants (as defined and described above) exercisable for a maximum of 13,224,761 QLT common shares at an exercise price of $0.01 per common share. This investment is intended to provide Novelion with additional capital to support future operations and business development initiatives.

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

On June 14, 2016, QLT entered into a loan and security agreement with Aegerion (the “Loan Agreement”) concurrently with the execution of the Merger Agreement, pursuant to which QLT agreed to provide a term loan facility to Aegerion for an aggregate principal amount of up to $15.0 million. Aegerion borrowed $3.0 million in term loans (the “QLT Loans”) on June 15, 2016 and may also borrow up to an additional $3 million per month (commencing July 2016) if and to the extent such amounts are necessary in order for Aegerion to maintain an unrestricted cash balance of $25 million, subject to the satisfaction of certain terms and conditions. As at September 30, 2016, the $3.1 million outstanding under the Loan Agreement has been reflected as a short term loan receivable on the condensed consolidated balance sheet. The QLT Loans bear interest at 8% per annum and are subject to certain increases under certain conditions. Pursuant to the Loan Agreement, accrued interest will be capitalized and added to the aggregate principal amount of the QLT Loans outstanding. The QLT Loans mature on the earliest of (i) July 1, 2019, (ii) the maturity date of Aegerion 2% senior convertible notes, (iii) three business days after a termination of the Merger Agreement by Aegerion and (iv) 90 days after a termination of the Merger Agreement by QLT. Aegerion’s obligations under the QLT Loan Agreement are secured by (1) a first priority security interest in Aegerion’s intellectual property related to its MYALEPT® product and (2) a second priority security interest in certain other assets, which secure Aegerion’s current loan obligations to another third party.

During the three and nine months ended September 30, 2016, QLT incurred consulting and advisory fees of $1.9 million and $5.5 million respectively, in connection with the pursuit of the Merger with Aegerion. These consulting and advisory fees are reflected as part of Selling, General and Administrative expenses (“SG&A”) on the consolidated statements of operations and comprehensive (loss) income.

Aralez Investment and Distribution

On June 8, 2015, QLT entered into a share subscription agreement (as amended on December 7, 2015, the “Amended and Restated Subscription Agreement”) with Tribute Pharmaceuticals Canada Inc. (“Tribute”), POZEN Inc. (“POZEN”), Aralez Pharmaceuticals plc (formally known as Aguono Limited), Aralez Pharmaceuticals Inc. (“Aralez Canada”), and certain other investors (referred to as the “Co-Investors”). Pursuant to the Amended and Restated Subscription Agreement, immediately prior to and contingent on the consummation of the merger of Tribute and POZEN (the “Aralez Merger”), Tribute agreed to sell to QLT and the other Co-Investors $75.0 million of common shares of Tribute (the “Tribute Shares”) in a private placement at a purchase price per share equal to: (a) the lesser of (i) US$7.20, and (ii) a five percent discount off the five day volume weighted average price (“VWAP”) per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than US$6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. On consummation of the Aralez Merger, the Tribute Shares were exchanged for common shares of Aralez Canada (the “Aralez Shares”). The transaction contemplated by the Amended and Restated Subscription Agreement was entered into by QLT for the purpose of returning capital to its shareholders pursuant to a special election distribution that was payable, at the election of each QLT shareholder, in either Aralez Shares (approximately 0.13629 of an Aralez Share for each QLT share) or cash, subject to pro-ration (the “Aralez Distribution”) for a $15.0 million maximum cash component that was funded pursuant to the terms of the Backstop Agreement (as defined and described below).

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

QLT held the Aralez Shares from February 5, 2016 to the Date of Distribution and the Aralez Shares were marked-to-market. As a result, the Company recognized a $10.7 million loss during the nine months ended September 30, 2016, to reflect the change in value from the acquisition date to the Distribution Date.

During the three and nine months ended September 30, 2016, QLT incurred consulting and transaction fees of nil and $4.4 million respectively, in connection with the Aralez Investment and Distribution. The $4.4 million for the nine months ended September 30, 2016 includes a $4.0 million advisory fee paid to Greenhill & Co, LLC for financial advisory services performed in connection with the completion of the Aralez Investment and exploration of certain other strategic initiatives. These consulting and advisory fees are reflected as part of SG&A on the consolidated statements of operations and comprehensive loss.

Research and Development

Our research and development efforts are currently focused solely on QLT091001. QLT091001 is an orally administered synthetic retinoid replacement for 11-cis-retinal, which is a key biochemical component of the visual retinoid cycle. The active pharmaceutical ingredient in QLT091001 has been designated as “zuretinol acetate,” its International Nonproprietary Name (“INN”). The following table sets forth the stage of development of our technology:

Indications	Status/Development Stage

QLT091001

Inherited Retinal Disease caused by RPE65 and LRAT gene mutations (comprises LCA and RP)

Natural history study enrollment and preliminary analysis completed in Q1 2016; final data analysis ongoing.

Phase III pivotal trial start-up activities ongoing; trial initiation planned for the fourth quarter of 2016.

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

We are currently conducting Phase III pivotal trial start-up activities to test the safety and efficacy of QLT091001 in subjects with Inherited Retinal Disease phenotypically diagnosed as LCA or RP caused by RPE65 or LRAT gene mutations, with a goal of initiating the pivotal trial in the fourth quarter of 2016.

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

In addition to the Fast Track and Orphan Drug Designations previously granted to us by the FDA for QLT091001, we are currently exploring the potential of submitting to the FDA a request for Rare Pediatric Disease Designation of QLT091001 for the treatment of Inherited Retinal Disease caused by LRAT or RPE65 mutations, which indication includes LCA and RP. In order to obtain a Rare Pediatric Disease Designation for QLT091001, we must demonstrate to FDA’s satisfaction that this indication is for the treatment or prevention of a disease or condition that affects fewer than 200,000 individuals in the United States, and is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years. Under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), a sponsor who receives an approval of a New Drug Application (NDA) for a Rare Pediatric Disease and meets certain additional criteria, may be eligible to be awarded a Rare Pediatric Disease Priority Review Voucher (PRV). A PRV can be redeemed to receive a priority review for any subsequent marketing application for a different product. A PRV, if obtained by a sponsor, may be sold or transferred to another sponsor. FDA’s authority to award Rare Pediatric Disease PRVs is set to expire December 31, 2016. The authority to issue Rare Pediatric Disease PRVs has been extended multiple times previously, and while it is possible that it may be further extended or made permanent in the future, there is no guarantee of any such extension.

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

In addition, three additional patents exclusively licensed to us pursuant to our Co-Development Agreement with Retinagenix covering methods of using various synthetic retinal derivatives for the treatment of certain age-related and inherited retinal diseases were granted by the USPTO in the third quarter of 2016, including U.S. Patent No. 9,403,765 relating to methods of use of various synthetic retinal esters, including QLT091001, for the treatment of diseases associated with an endogenous 11-cis-retinal deficiency, including LCA and RP. This patent was granted on August 2, 2016 and is currently projected to expire on June 20, 2025.

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

RESULTS OF OPERATIONS

The following table summarizes our net losses from operations for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars, except per share data)	2016	2015	2016	2015
Net loss and comprehensive loss	$(5,936)	$(2,682)	$(32,950)	$(19,329)

Basic and diluted net loss per common share	$(0.11)	$(0.05)	$(0.62)	$(0.37)

A detailed discussion and analysis of our results of operations are as follows:

Costs and Expenses

Research and Development

During the three months ended September 30, 2016, research and development (“R&D”) expenditures were $2.9 million compared to $2.1 million for the same period in 2015. The $0.8 million (38%) increase was primarily due to higher costs related to preparatory activities for our upcoming Phase III pivotal trial for QLT091001.

During the nine months ended September 30, 2016, R&D expenditures were $8.8 million compared to $7.8 million for the same period in 2015. The $1.0 million (13%) increase was primarily due to higher costs incurred in 2016 related to preparatory activities for our upcoming Phase III pivotal trial for QLT091001 and the advancement of our natural history study, which was substantially completed during the first quarter of 2016. These cost increases were partially offset by (i) lower stock based compensation expense resulting from the June 2015 accelerated vesting of all outstanding stock options in connection with the investment in and subsequent distribution of the Aralez Shares and execution of the merger agreement with InSite Vision Incorporated (“InSite”), (ii) lower salaries and overhead costs related to R&D headcount attrition and downsizing of our lease space, and (iii) the foreign exchange impact of the weak Canadian dollar.

Selling, General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,
(In thousands of U.S. dollars)	2016	2015	2016	2015
Operating - selling, general and administration expense	$1,241	$945	$3,569	$5,053

Strategic consulting and advisory fees	1,897	2,221	9,918	8,886

Total selling, general and administration expense	$3,138	$3,166	$13,487	$13,939

During the three months ended September 30, 2016, we incurred $1.9 million of consulting and advisory fees on activities to support our pending merger transaction with Aegerion. In comparison, we incurred $2.2 million of similar costs in 2015 related to: (i) the pursuit of our merger transaction with InSite, which was terminated by InSite on September 15, 2015, and (ii) activities to support our investment in Aralez, which was subsequently distributed to our shareholders on April 5, 2016.

Excluding the strategy related consulting and advisory fees described above, during the three months ended September 30, 2016, SG&A expenditures were relatively consistent with SG&A expenditures incurred during the same period in 2015.

During the nine months ended September 30, 2016, we incurred $9.9 million of consulting and advisory fees related to the execution of the Aralez Investment and Aralez Distribution, our exploration of strategic alternatives and our pursuit of a merger transaction with Aegerion. Similarly, during the nine months ended September 30, 2015, we incurred consulting and advisory fees of $8.9 million related to our pursuit of a merger transaction with InSite and other strategic options.

Excluding the strategy related consulting and advisory fees discussed above, during the nine months ended September 30, 2016, SG&A expenditures were $3.6 million compared to $5.1 million for the same period in 2015. The $1.5 million (29%) decrease was primarily related to lower fees paid for director compensation, lower stock based compensation expense due to the 2015 accelerated vesting of the then outstanding stock options described above, lower general operating costs related to downsizing of our lease space, and the foreign exchange impact of the weak Canadian dollar. These costs savings were partially offset by a decrease in the amount of overhead being allocated to R&D expense due to R&D headcount attrition.

Other (Expense) Income

Net Foreign Exchange Gains (Losses)

For the three and nine months ended September 30, 2016 and 2015, net foreign exchange losses were comprised of gains and losses from the impact of foreign exchange fluctuations on our monetary assets and liabilities that are denominated in currencies other than the U.S. dollar (principally the Canadian dollar). See Liquidity and Capital Resources – Interest and Foreign Exchange Rates below.

Fair Value Gain (Loss) on Investment

Following the effectiveness of Aralez’s Form S-1 on April 1, 2016, the Aralez Distribution was effected on April 5, 2016. QLT distributed, based on the results of the shareholder election, 4,799,619 Aralez Shares, with a fair value of $19.3 million, and $15.0 million of cash to its shareholders of record on February 16, 2016.

QLT held the Aralez Shares from February 5, 2016 to the Date of Distribution, and the Aralez Shares were marked-to-market. As a result, the Company recognized a $10.7 million loss during the nine months ended September 30, 2016, to reflect the change in value from the acquisition date to the Distribution Date.

Income Taxes

During the three months ended September 30, 2016, our provision for uncertain tax positions decreased by $0.4 million in connection with the expiration of the statute of limitations applicable to a prior tax position taken on an uncertain tax matter. This decrease resulted in a $0.3 million balance sheet reclassification adjustment to additional-paid-in-capital and a $0.1 million income tax recovery during the three months ended September 30, 2016 related to the reversal of the associated interest that was previously accrued. During the nine months ended September 30, 2016, the $0.1 million income tax recovery predominantly consists of the same income tax recovery described above.

During the three and nine months ended September 30, 2015, the provision for income taxes was insignificant and primarily related to the accrual of interest on uncertain tax positions. As insufficient evidence exists to support the current or future realization of the tax benefits associated with the vast majority of our current and prior period operating expenditures, the benefit of certain tax assets was not recognized during the three and nine months ended September 30, 2016, and September 30, 2015.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As at September 30, 2016, we have a full valuation allowance applied against all of our identified tax assets.

LIQUIDITY AND CAPITAL RESOURCES

General

As at September 30, 2016, our cash resources, working capital, cash from divestitures, and other available financing resources are sufficient to service current product research and development needs, operating requirements, liability requirements, milestone payments, change of control obligations, and consulting and advisory fees we may incur in connection with the pursuit of strategic alternatives.

In connection with the proposed Merger transaction with Aegerion, our cash resources may be significantly affected by the following:

•

Additional advances to Aegerion – On June 14, 2016, QLT entered into a Loan Agreement with Aegerion, pursuant to which QLT agreed to provide a term loan facility to Aegerion for an aggregate maximum amount of $15.0 million to fund working capital needs. As at September 30, 2016, $3.1 million is outstanding under the Loan Agreement and Aegerion is permitted to borrow an additional $3.0 million per month if and to the extent that such amounts are required for Aegerion to maintain an unrestricted cash balance of $25.0 million, subject to the satisfaction of certain terms and conditions. For more information, refer to the Strategic Transactions – Merger Transaction with Aegerion Pharmaceuticals, Inc. section above.

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

As described under the Business Overview – Research and Development section above, we are currently progressing pivotal trial start-up activities with the goal of initiating our Phase III pivotal trial in the fourth quarter of 2016. If we are successful in initiating our Phase III pivotal trial, we expect that a $1.0 million milestone payment will concurrently become due and payable to Retinagenix pursuant to the terms of our Co-Development Agreement with them.

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

Cash Used in Operating Activities

During the three months ended September 30, 2016, we used $7.0 million of cash in operations compared to $4.2 million for the same period in 2015. The $2.8 million increase in operating cash outflows was primarily attributable to the following:

•	A $2.7 million negative cash flow variance related to the $2.7 million termination fee received from InSite in September 2015 in connection with the termination of the InSite Merger Agreement;

•

A negative cash flow variance of $0.4 million resulting from higher operational spending on preparatory activities for our Phase III QLT0910001 pivotal trial, which was partially offset by the foreign exchange impact of the weak Canadian dollar; and

•	A positive cash flow variance of $0.3 million due to lower strategy related consulting and advisory fees paid during the three months ended September 30, 2016 as compared to the same period in 2015.

During the nine months ended September 30, 2016, we used $20.8 million of cash in operations compared to $14.1 million for the same period in 2015. The $6.7 million increase in operating cash outflows was primarily attributable to the following:

•	A net $2.1 million negative cash flow variance primarily due to an increase in other strategic consulting and advisory fees paid during the period;

•	A $2.7 million negative cash flow variance related to the $2.7 million termination fee received from InSite in September 2015 in connection with the termination of the InSite Merger Agreement; and

•

A $1.8 million negative cash flow variance resulting from higher operational spending on preparatory activities for our Phase III QLT091001 pivotal trial, which was partially offset by the foreign exchange impact of the weak Canadian dollar.

Cash Provided by (Used in) Investing Activities

During the three months ended September 30, 2016, cash flows provided by investing activities consisted of $0.2 million of proceeds from the sale of certain long-lived assets.

During the nine months ended September 30, 2016, cash flows used in investing activities consisted of a $3.0 million advance to Aergerion under the terms of the Loan Agreement, and $0.1 million of property, plant and equipment purchases, partially offset by $0.2 million of proceeds from the sale of certain long-lived assets.

During the three months ended September 30, 2015, cash flows provided by investing activities consisted of $5.7 million of principal repaid on September 15, 2015 in connection with the termination of the proposed InSite Merger Agreement, net of the $2.2 million of funds previously advanced to InSite.

During the nine months ended September 30, 2015, cash flows used in investing activities consisted of $5.7 million of funds advanced to InSite, offset in full by InSite’s $5.7 million principal repayment as described above.

Cash Provided by (Used in) Financing Activities

During the three months ended September 30, 2016, cash flows from financing activities were nil.

During the nine months ended September 30, 2016, cash flows used in financing activities included $45.0 million of cash to fund our investment in Aralez and $15.0 million of cash provided by the March 17, 2016 sale of 2,400,000 Aralez Shares pursuant to the terms of the Backstop Agreement. The $15.0 million proceeds were subsequently distributed to our shareholders as part of the Aralez Distribution. For more information refer to the Strategic Transactions – Aralez Investment and Distribution section above.

During the three and nine months ended September 30, 2015, cash flows provided by financing activities consisted of $0.6 million and $5.5 million, respectively, of proceeds received in connection with the issuance of common shares for stock options exercised.

Interest and Foreign Exchange Rates

We are exposed to market risk related to changes in interest and foreign currency exchange rates, each of which could adversely affect the value of our current assets and liabilities. As at September 30, 2016, we had $73.1 million in cash and cash equivalents and our cash equivalents had an average remaining maturity of approximately 69 days. If market interest rates were to increase immediately and uniformly by one hundred basis points from levels at September 30, 2016, the fair value of the cash equivalents would decline by an immaterial amount due to the short remaining maturity period.

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

At September 30, 2016, we had no outstanding forward foreign currency contracts and no collateral was pledged for security.

Contractual Obligations

As of September 30, 2016, our material contractual obligations primarily consist of our clinical and development agreements related to our activities for our Phase III pivotal trial for QLT091001 as well as agreements entered into in connection with our proposed merger transaction with Aegerion, including the private placement contemplated thereby. For more information related to these agreements, refer to the Strategic Transactions – Merger Transaction with Aegerion Pharmaceuticals, Inc. section above and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations in our 2015 Annual Report.

Off-Balance Sheet Arrangements

In connection with the sale of assets, shares and businesses, we provide indemnities related to certain matters, including product liability, patent infringement, and contract breach and misrepresentation. We also provide other indemnities to parties under the clinical trial, license, service, manufacturing, supply and other agreements that we enter into in the normal course of our business. If the indemnified party were to make a successful claim pursuant to the terms of the indemnification, we would be required to reimburse the loss. These indemnities are generally subject to certain threshold amounts, specified claims periods and other restrictions and limitations. As at September 30, 2016, no amounts have been accrued in connection with such indemnities.

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

Outstanding Share Data

As of October 28, 2016, QLT had 52,829,398 common shares issued and outstanding, which totaled $475.3 million in share capital. As of October 28, 2016, we had 2,492,385 stock options outstanding of which 796,694 were exercisable at a weighted average exercise price of $2.681 per share. Each stock option is exercisable for one common share. As of October 28, 2016, we had 230,000 RSUs outstanding, none of which are vested. Upon vesting, each RSU represents the right to receive one common share of the Company. As of October 28, 2016, we had 198,800 deferred stock units (“DSUs”) outstanding of which 158,978 are vested. The cash value of the DSUs outstanding as at October 28, 2016 is approximately $0.4 million.

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

[1]

Where the exercise price of QLT’s stock options were denominated in Canadian dollars, for the purposes of this calculation, the exercise price of such stock options were converted into their U.S. dollar equivalents using the October 28, 2016 Bank of Canada foreign exchange rate of 1.3384.

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

Changes in Internal Control over Financial Reporting

No change was made to our internal controls over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On September 22, 2015, we commenced an action in the Supreme Court of British Columbia against Valeant for breach of contract under the terms of the Valeant Agreement, with respect to failure to pay a $5.0 million Laser Earn-Out Payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the United States. For additional information, refer to Note 4(a) – Contingent Consideration – Related to the Sale of Visudyne of our unaudited consolidated financial statements for the three and nine months ended September 30, 2016.

In connection with the Merger, two putative stockholder class action lawsuits have been filed, one in the United States District Court for the District of Massachusetts and the other in the Delaware Court of Chancery.

On October 3, 2016, a complaint captioned Flanigon v. Aegerion Pharmaceuticals, Inc., et al., C.A. 12794, was filed in the Delaware Court of Chancery (the “Delaware Action”). The Delaware Action was brought by Timothy Flanigon, who purports to be a stockholder of Aegerion, on his own behalf, and also seeks certification as a class action on behalf of all of the Aegerion stockholders. The Delaware Action alleges, among other things, that the Aegerion board of directors breached its fiduciary duties in connection with the proposed transaction by agreeing to an inadequate exchange ratio and engaging in a flawed sales process. The Delaware Action further alleges that QLT and Isotope Acquisition Corp. (“Isotope”) aided and abetted the alleged breaches. In addition, the Delaware Action alleges that the September 28, 2016 Amendment No. 2 to the Form S-4 Registration Statement filed in connection with the proposed transaction is materially misleading. The Flanigon complaint seeks, among other things, to enjoin the proposed transaction, to rescind it or award rescissory damages should it be consummated and an award of attorneys’ fees and expenses. Also on October 3, 2016, plaintiff in the Delaware Action filed motions seeking expedited discovery and a preliminary injunction. On October 21, 2016, the Delaware Action was dismissed without prejudice.

On August 16, 2016, a complaint captioned Steinberg v. Aegerion Pharmaceuticals, Inc., et al., Case No. 1:16-cv-11668, was filed in the United States District Court for the District of Massachusetts against Aegerion, QLT, Isotope and each member of the Aegerion board of directors (the ‘‘Federal Action’’). The Federal Action was brought by Chaile Steinberg, who purports to be a stockholder of Aegerion, on her own behalf, and seeks certification as a class action on behalf of all of the Aegerion stockholders. The Steinberg complaint alleges, among other things, that the August 8, 2016 Form S-4 Registration Statement filed in connection with the proposed transaction is materially misleading. The Steinberg complaint asserts claims arising under Sections 14(a) and 20(a) of the Exchange Act and seeks, among other things, to enjoin the proposed transaction, to rescind it or award recessionary damages should it be consummated and an award of attorneys’ fees and expenses.

ITEM 1A.	RISK FACTORS

As at the date of the filing of this Report, except as described below in this Quarterly Report, management believes that there have been no material changes to the Company’s risk factors as last reported under Item 1A of our 2015 Annual Report on Form 10-K.

The risks described in our 2015 Annual Report on Form 10-K and this Quarterly Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results. Furthermore, if the proposed Merger is consummated, we will be subject to additional risks related to the ongoing business of Aegerion, which are incorporated by reference into our Registration Statement on Form S-4 initially filed with the SEC on August 8, 2016 and declared effective on October 6, 2016 (the “S-4”) from Aegerion’s Current Report on Form 8-K filed with the SEC on August 8, 2016.

The following updates our discussion of risk factors contained in Item 1A of our 2015 Annual Report on Form 10-K.

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

The price of QLT common shares at the closing of the Merger may vary from the price on the date the Merger Agreement was executed and the dates of the respective special meetings of Aegerion stockholders and QLT shareholders. As a result, the market value of the Merger consideration will also vary. For example, based on the range of closing prices of QLT common shares during the period from June 13, 2016, which was the last trading day before the public announcement of the execution of the Merger Agreement, through October 28, 2016, the equity exchange ratio represented a market value ranging from a low of $1.33 to a high of $2.15 for each share of Aegerion common stock.

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

In considering whether to approve the proposals at the meetings, QLT shareholders and Aegerion stockholders should recognize that the directors and executive officers of each of QLT and Aegerion have interests in the Merger that may be different from, or in addition to, the interests of QLT shareholders and Aegerion stockholders generally. These interests may include, among others, continued service as a director and/or an executive officer following the Merger, the exchange of certain equity-based awards upon completion of the Merger, the accelerated vesting of certain equity-based awards held by non-employee directors of Aegerion and QLT, certain severance benefits and/or payment of certain amounts to certain executive officers in connection with the Merger or a qualifying termination of employment following the Merger, the payment to Aegerion directors who will not join the board of directors of Novelion following the Merger of cash in lieu of their 2016 Aegerion annual stock option grants, and potential tax gross-up payments to any director or executive officer of Aegerion who is required to pay an excise tax under Section 4985 of the Code (relating to so-called corporate inversions).

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

QLT likely was classified as a PFIC for 2008 through 2015. If Novelion is treated as a foreign corporation for U.S. federal income tax purposes, QLT/Novelion expects to be classified as a PFIC in 2016 and may continue to be so classified in future years. The determination of whether Novelion is a PFIC is made annually and depends on the particular facts and circumstances (such as the valuation of its assets, including goodwill and other intangible assets) and also may be affected by the application of the PFIC rules, which are subject to differing interpretations.

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

Lawsuits have been filed against Aegerion, QLT, Isotope Acquisition Corp. and the Aegerion board of directors, and additional lawsuits may be filed against Aegerion, QLT and/or the board of directors of either company challenging the merger, and an adverse judgment in any such lawsuit may prevent the merger from becoming effective or from becoming effective within the expected timeframe.

On October 3, 2016, a complaint captioned Flanigon v. Aegerion Pharmaceuticals, Inc., et al., C.A. 12794, was filed in the Delaware Court of Chancery (the “Delaware Action”). The Delaware Action was brought by Timothy Flanigon, who purports to be a stockholder of Aegerion, on his own behalf, and also seeks certification as a class action on behalf of all of the Aegerion stockholders. The Delaware Action alleges, among other things, that the Aegerion board of directors breached its fiduciary duties in connection with the proposed transaction by agreeing to an inadequate exchange ratio and engaging in a flawed sales process. The Delaware Action further alleges that QLT and Isotope aided and abetted the alleged breaches. In addition, the Delaware Action alleges that the September 28, 2016 Amendment No. 2 to the Form S-4 Registration Statement filed in connection with the proposed transaction is materially misleading. The Flanigon complaint seeks, among other things, to enjoin the proposed transaction, to rescind it or award rescissory damages should it be consummated and an award of attorneys’ fees and expenses. Also on October 3, 2016, plaintiff in the Delaware Action filed motions seeking expedited discovery and a preliminary injunction. On October 21, 2016, the Delaware Action was dismissed without prejudice.

On August 16, 2016, a complaint captioned Steinberg v. Aegerion Pharmaceuticals, Inc., et al., Case No. 1:16-cv-11668, was filed in the United States District Court for the District of Massachusetts against Aegerion, QLT, Isotope and each member of the Aegerion board of directors (the ‘‘Federal Action’’). The Federal Action was brought by Chaile Steinberg, who purports to be a stockholder of Aegerion, on her own behalf, and seeks certification as a class action on behalf of all of the Aegerion stockholders. The Steinberg complaint alleges, among other things, that the August 8, 2016 Form S-4 Registration Statement filed in connection with the proposed transaction is materially misleading. The Steinberg complaint asserts claims arising under Sections 14(a) and 20(a) of the Exchange Act and seeks, among other things, to enjoin the proposed transaction, to rescind it or award recessionary damages should it be consummated and an award of attorneys’ fees and expenses.

Aegerion and QLT believe that the claims asserted in the complaints are without merit.

Additional lawsuits may be filed against Aegerion, QLT and/or the board of directors of either company in connection with the merger in an effort to enjoin the proposed merger or seek monetary relief from Aegerion, QLT or Isotope. An unfavorable resolution of any such litigation surrounding the proposed merger could delay or prevent the consummation of the merger. In addition, the cost of defending the litigation, even if resolved favorably, could be substantial. Such litigation could also substantially divert the attention of Aegerion’s and QLT’s management and their resources in general. There can also be no assurance that Aegerion, QLT or Isotope will prevail in its defense of any such lawsuits to which it is a party, even in an event where such company believes that the claims made in such lawsuits are without merit.

One of the conditions to the closing of the merger is that no outstanding judgment, injunction, order or decree of a competent governmental authority shall have been entered and shall continue to be in effect that prohibits, enjoins or makes illegal the consummation of the merger or any of the other transactions contemplated in the merger agreement. Therefore, if the plaintiffs in any lawsuit that have been or may be filed secure injunctive relief or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected timeframe or at all.

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

2.1±

Agreement and Plan of Merger, dated as of June 14, 2016, and Amendment No. 1 thereto, dated as of September 1, 2016, by and among Aegerion Pharmaceuticals, Inc., QLT Inc. and Isotope Acquisition Corp. (incorporated by reference to Annex A to the joint proxy statement/prospectus, which is part of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on September 12, 2016).

10.1†

Fifth Amendment to Employment Agreement between QLT Inc. and Dr. Geoffrey Cox, dated September 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2016).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”):

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

QLT Inc. (Registrant)

Date: November 1, 2016	By:	/s/ Dr. Geoffrey F. Cox
Dr. Geoffrey F. Cox Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2016	By:	/s/ W. Glen Ibbott
W. Glen Ibbott Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1±

Agreement and Plan of Merger, dated as of June 14, 2016, and Amendment No. 1 thereto, dated as of September 1, 2016, by and among Aegerion Pharmaceuticals, Inc., QLT Inc. and Isotope Acquisition Corp. (incorporated by reference to Annex A to the joint proxy statement/prospectus, which is part of the Company’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the SEC on September 12, 2016).

10.1†

Fifth Amendment to Employment Agreement between QLT Inc. and Dr. Geoffrey Cox, dated September 16, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2016).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.*

The following financial statements from the QLT Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”):

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