Form 10-Q
period 2017-03-31
NOVELION THERAPEUTICS INC.
filed 2017-05-09
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
Commission File Number 001-34921

Novelion Therapeutics Inc.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
887 Great Northern Way, Suite 250
Vancouver, B.C., Canada
(Address of principal executive offices, including zip code)
(604) 707-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	☒
Non-Accelerated Filer	◻ (Do not check if a smaller reporting company)	Smaller Reporting Company	◻

Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the registrant’s Common Stock as of May 5, 2017 was 18,603,188.

Novelion Therapeutics Inc.

Background
On November 29, 2016, Novelion Therapeutics Inc. (“Novelion”) (formerly known as “QLT Inc.” or “QLT”) completed its acquisition of Aegerion Pharmaceuticals, Inc. (“Aegerion”), through the merger (“the Merger”) of its indirect, wholly-owned subsidiary Isotope Acquisition Corp. (“MergerCo”) with and into Aegerion, pursuant to an Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of June 14, 2016, among Novelion, Aegerion and MergerCo. As a result of the Merger, Aegerion became an indirect wholly-owned subsidiary of Novelion. The former stockholders of Aegerion received shares of Novelion as consideration in connection with the Merger. As of November 29, 2016, after giving effect to the Merger, the pre-Merger shareholders of QLT collectively owned approximately 68% and the pre-Merger stockholders of Aegerion owned approximately 32% of our outstanding common shares.
The Merger has been accounted for as a business combination in which Novelion was considered the acquirer of Aegerion. As such, the Consolidated Financial Statements of Novelion are treated as the historical financial statements of the combined companies, with the results of Aegerion being included from November 29, 2016.
For periods prior to the closing of the Merger, our discussion in this Form 10-Q relates to the historical business and operations of Novelion. Certain portions of this Form 10-Q may contain information that may no longer be material to our business related to Aegerion’s historical operations. Any comparison of pre-Merger Aegerion revenues and operations with ours may not be helpful to an understanding of our results for the three months ended March 31, 2017 or future periods.
All references in this Form 10-Q to “we,” “us,” “our,” the “Company” and "Novelion" refer to Novelion and its consolidated subsidiaries. For periods following the closing of the Merger, such references include Aegerion. As described more fully in this Form 10-Q, following the Merger, Novelion continues to conduct research and development related to zuretinol and Aegerion continues to develop and commercialize lomitapide and metreleptin, and each maintains its respective ownership of or licenses covering intellectual property related to such products and remains as party to the regulatory filings and approvals for such products.
Trademarks
Novelion™, Aegerion®, JUXTAPID®, LOJUXTA®, MYALEPT® and MYALEPTA® are registered trademarks of Novelion or its subsidiary, Aegerion. All other trademarks referenced in this Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$84,756	$108,927
Restricted cash	240	390
Accounts receivable, net	11,439	9,339
Inventories - current	23,532	15,718
Insurance proceeds receivable	22,000	22,000
Prepaid expenses and other current assets	8,835	9,762
Total current assets	150,802	166,136
Inventories - non-current	45,714	59,003
Property and equipment, net	3,941	4,159
Intangible assets, net	244,093	250,324
Other assets	2,605	1,160
Total assets	$447,155	$480,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,738	$17,609
Accrued liabilities	34,512	37,180
Provision for legal settlement	63,011	64,010
Total current liabilities	106,261	118,799
Long-term liabilities:
Convertible Notes, net	233,325	225,584
Other liabilities	631	612
Total liabilities	340,217	344,995
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, without par value, 100,000 shares authorized at March 31, 2017 and December 31, 2016; 18,558 and 18,530 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	551,392	551,259
Additional paid-in-capital	70,602	69,149
Accumulated deficit	(618,223)	(587,208)
Accumulated other comprehensive income	103,167	102,587
Total stockholders’ equity	106,938	135,787
Total liabilities and stockholders’ equity	$447,155	$480,782

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net revenues	$29,984	$—
Cost of product sales	16,445	—
Operating expenses
Selling, general and administrative	24,451	5,936
Research and development	9,300	2,990
Restructuring charges	1,451	—
Total operating expenses	35,202	8,926
Loss from operations	(21,663)	(8,926)
Interest (expense) income, net	(9,212)	75
Fair value loss on investment	—	(12,960)
Other income (expense), net	52	(77)
Loss before provision for income taxes	(30,823)	(21,888)
Provision for income taxes	(139)	(6)
Net loss	$(30,962)	$(21,894)
Net loss per common share—basic and diluted	$(1.67)	$(2.07)
Weighted-average shares outstanding—basic and diluted	18,540	10,565

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(30,962)	$(21,894)
Other comprehensive income, net of tax:
Foreign currency translation	580	—
Other comprehensive income	580	—
Comprehensive loss	$(30,382)	$(21,894)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash used in operating activities
Net loss	$(30,962)	$(21,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	490	38
Amortization of intangible assets	6,231	—
Stock-based compensation	1,399	—
Non-cash interest expense	7,742	—
Unrealized foreign exchange gain	(72)	(69)
Fair value loss on investment	—	12,960
Deferred income taxes	(29)	5
Deferred rent	10	—
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(2,101)	(79)
Inventories	5,474	—
Prepaid expenses and other assets	(488)	(114)
Accounts payable	(8,871)	1,350
Accrued liabilities	(3,657)	(1,109)
Net cash used in operating activities	(24,834)	(8,912)
Cash used in investing activities
Purchases of property and equipment	(273)	(69)
Net cash used in investing activities	(273)	(69)
Cash provided by (used in) financing activities
Issuance of common shares	134	—
Decrease in restricted cash	150	—
Settlement of Backstop Agreement	—	15,000
Aralez investment	—	(45,000)
Net cash provided by (used in) financing activities	284	(30,000)
Exchange rate effect on cash	652	13
Net decrease in cash and cash equivalents	(24,171)	(38,968)
Cash and cash equivalents, beginning of period	$108,927	$141,824
Cash and cash equivalents, end of period	$84,756	$102,856
Supplemental disclosures of cash flow information
Cash paid for interest	$3,250	$—
Cash paid for taxes	$570	$2

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2017
1. Description of Business and Basis of Presentation
Organization
Novelion Therapeutics Inc. is a rare disease biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. Novelion has global operations, two commercial products, metreleptin and lomitapide, and one orphan drug-designated product candidate, zuretinol acetate (“zuretinol”). Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT (metreleptin for injection). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). Lomitapide, which is marketed in the United States ("U.S.") under the brand name JUXTAPID (lomitapide) capsules, is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is also approved in the European Union (“EU”), under the brand name LOJUXTA, for the treatment of adult patients with HoFH, as well as in Japan, Canada, and a small number of other countries. Zuretinol is an oral synthetic retinoid that is in late stage development for the treatment of inherited retinal disease (“IRD”) caused by underlying mutations in RPE65 and LRAT genes, comprising LCA and RP.
As previously described in the "Background" section of this Form 10-Q, on November 29, 2016, Novelion completed its acquisition of Aegerion. The three months ended March 31, 2017 represent the first full quarter of combined operations of the Company and Aegerion. For periods prior to the closing of the Merger on November 29, 2016, the discussion in this Form 10-Q relates to the historical business and operations of Novelion. Certain portions of this Form 10-Q may contain information that may no longer be material to the Company's business related to Aegerion’s historical operations. Any comparison of pre-Merger Aegerion revenues and operations with the Company may not be helpful to an understanding of the Company's results for the three months ended March 31, 2017 or future periods.
At March 31, 2017, the Company had unrestricted cash of $84.8 million, but incurred a net loss of $31.0 million during the three months ended March 31, 2017, and used $24.8 million in cash to fund operating activities during the three months ended March 31, 2017. Of the total $24.8 million of cash used in the quarter, $9.4 million was used for the payment of restructuring, merger-related and annual charges. The Company expects to fund its current and planned operating requirements principally through its cash flows from operations, as well as its existing cash resources, and other potential financing methods, including utilizing equity. The Company believes that its existing funds, when combined with cash generated from operations, are sufficient to satisfy its operating needs and its working capital, milestone payments, capital expenditure and debt service requirements for at least the next twelve months. The Company may, from time to time, also seek additional funding through strategic alliances and additional equity and debt financings or from other sources, should it identify a significant new opportunity.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one segment, pharmaceuticals.

Use of Estimates
The preparation of Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of expenses during the reporting periods presented. Significant estimates and assumptions are required when determining the fair value of contingent assets and liabilities, the valuation of the Convertible Notes (as defined in Note 6), and the valuation of the assets and liabilities acquired in a business combination including inventory and intangible assets. Significant estimates and assumptions are also required in the determination of stock-based compensation and income tax. Our estimates often are based on complex judgments, probabilities and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Actual results may differ from estimates made by management. Changes in estimates are reflected in reported results in the period in which they become known.
Recently Adopted Accounting Standards
In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of related activity on the statement of cash flows. The adoption of this ASU did not have a material impact to the Company’s condensed consolidated financial statements.
In the first quarter of 2017, the Company adopted ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 states that an entity should measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU did not have a material impact to the Company’s condensed consolidated financial statements.
New Accounting Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces most existing revenue recognition guidance including industry-specific guidance.
In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year, but permits companies to adopt one year earlier if they choose (i.e. the original effective date). As such, ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2017. In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Consideration (Reporting Revenue Gross versus Net) and ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively, which clarify the guidance on reporting revenue as a principal versus agent, identifying performance obligations and accounting for intellectual property licenses. In addition, in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain narrow aspects of Topic 606, and in December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of Topic 606.
ASU 2014-09 and related ASUs may be adopted using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  We expect to adopt ASU 2014-09 and related ASUs on January 1, 2018, using the full retrospective transition method. In the fourth quarter of 2016, the Company engaged an external third party to assist with the adoption and has made significant progress in the assessment. The Company is continuing to evaluate the impact on the financial statements and processes and expects to complete its assessment in the second quarter of 2017.
On February 25, 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), its new standard on accounting for leases. The new guidance will require organizations that lease assets (referred to as lessees) for terms of more than 12 months, to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Consistent with current guidance, the recognition, measurement, and presentation of the expenses and cash flows associated with a particular lease will depend on its classification as a capital or operating lease. However, unlike current GAAP, which only requires capital leases to be reflected on the balance sheet, ASU 2016- 02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also aligns many of the underlying principles of the new lessor model with those in ASC No. 606, Revenue from Contracts with Customers, and will require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage the associated exposure. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods within those annual reporting periods. Management is currently assessing the impact ASU 2016-02 will have on the Company’s Consolidated Financial Statements.
On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends the guidance in ASC No. 230 on the classification of certain items in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice by making amendments that add or clarify the guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. Management is currently assessing the impact ASU 2016-15 will have on the Company’s Consolidated Financial Statements.
On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 states that a statement of cash flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, and all updates should be applied using a retrospective transition method. The Company is currently evaluating the impact ASU 2016-18 will have on the Company’s Consolidated Statement of Cash Flows.
Share Consolidation
On December 16, 2016, the Company completed a one-for-five (1:5) consolidation of all of its issued and outstanding common shares, for all common shares outstanding as of such date (the “Consolidation”), resulting in a reduction in the issued and outstanding common shares from approximately 92,653,562 to approximately 18,530,323 as of that date. Each shareholder’s percentage ownership in the Company and proportional voting power remained unchanged after the Consolidation, except for minor changes resulting from the treatment of fractional shares. In connection with the Consolidation, the conversion rate of the Convertible Notes was automatically adjusted from 24.9083 common shares per $1,000 principal amount of such Convertible Notes to 4.9817 common shares per $1,000 principal amount of such Convertible Notes. All share and per-share data included in this Form 10-Q give effect to the Consolidation unless otherwise noted.

2. Acquisition
On November 29, 2016, the Company completed its acquisition of Aegerion (the "Merger") and each share of Aegerion’s common stock was exchanged for 1.0256 Novelion common shares. Immediately after the acquisition, the Company had approximately 18,530,323 common shares outstanding; former shareholders of Novelion held approximately 68% of the Company, and former stockholders of Aegerion held approximately 32% of the Company.
The Merger was accounted for as a business combination under the acquisition method, with Novelion as the accounting acquirer and Aegerion as the “acquired” company. The acquisition consideration in connection with the Merger was approximately $62.4 million.
The estimated fair value of the assets acquired and liabilities assumed in the Merger are provisional as of March 31, 2017 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to intangible assets, inventory, and deferred income taxes. Accordingly, the measurement of the assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.
The following supplemental unaudited pro forma information presents the financial results as if the Merger had occurred on January 1, 2016 for the three months ended March 31, 2016.

Three months ended
(in millions, except for per share information)	March 31, 2016
Net revenues	$35.7
Net loss	(87.4)
Basic and diluted loss per share	$(8.28)
This supplemental pro forma information has been prepared for comparative purposes and does not purport to reflect what the Company’s results of operations would have been had the acquisition occurred on January 1, 2016, nor does it project the future results of operations of the Company or reflect the expected realization of any cost savings associated with the acquisition. The actual results of operations of the Company may differ significantly from the pro forma adjustments reflected here due to many factors. The unaudited supplemental pro forma financial information includes various assumptions, including those related to the provisional purchase price allocation of the assets acquired and the liabilities assumed from Aegerion.

3. Inventories
The components of inventory are as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Work-in-process	$13,355	$20,219
Finished goods	55,891	54,502
Total	69,246	74,721
Less: Inventories - current	(23,532)	(15,718)
Inventories - non-current	$45,714	$59,003
As part of the Merger, the Company acquired $76.8 million of inventory. During the three months ended March 31, 2017 and 2016, charges for excess or obsolete inventory in the condensed consolidated statements of operations were immaterial.

4. Intangible Assets
The Company acquired its definite lived intangible assets as part of the Merger. The intangible assets are amortized over their estimated useful lives and reviewed for impairment when events and changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed its annual impairment assessment as of December 31, 2016, and determined there was no impairment. Intangible asset balances as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology - Juxtapid	$42,300	$(1,312)	$40,988
Developed technology - Myalept	210,158	(7,053)	203,105
Total intangible assets	$252,458	$(8,365)	$244,093

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology - Juxtapid	$42,300	$(328)	$41,972
Developed technology - Myalept	210,158	(1,806)	208,352
Total intangible assets	$252,458	$(2,134)	$250,324

Amortization expense was $6.2 million in the three months ended March 31, 2017.
At March 31, 2017, the estimated amortization expense of purchased intangibles for future periods is as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining 9 months)	$18,822
2018	25,096
2019	25,096
2020	25,096
2021 and thereafter	149,983
Total intangible assets subject to amortization	$244,093

5. Accrued Liabilities
Accrued liabilities as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued employee compensation and related costs	$3,918	$7,920
Accrued sales allowances	8,235	7,849
Other accrued liabilities	22,359	21,411
Total	$34,512	$37,180

6. Convertible Notes, net
The Convertible Notes are senior unsecured obligations of Aegerion. The Convertible notes bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15, and have an effective interest rate of 16.42%, established as of the Merger date. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased or converted.
The outstanding Convertible Notes balances as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Principal	$324,998	$324,998
Less: debt discount, net	(91,673)	(99,414)
Net carrying amount of Convertible Notes	$233,325	$225,584
The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three months ended
	March 31, 2017	March 31, 2016
Contractual interest expense	$1,625	$—
Amortization of debt discount	7,742	—
Total	$9,367	$—

Future minimum payments under the Company’s Convertible Notes are as follows (in thousands):

Years Ending December 31,	Amount
2017 (9 months remaining)	$3,250
2018	6,500
2019	331,498
341,248
Less amounts representing interest	(16,250)
Less debt discount, net	(91,673)
Net carrying amount of Convertible Notes	$233,325

7. Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy for those instruments measured at fair value is established that distinguishes between fair value measurements based on market data (observable inputs) and those based on the Company’s own assumptions (unobservable inputs). This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.
The fair value measurements of the Company’s financial instruments at March 31, 2017 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017
	(in thousands)
Assets:
Money market funds	50,055	—	—	50,055
Restricted cash	240	—	—	240
Total assets	$50,295	$—	$—	$50,295

The fair value measurements of the Company’s financial instruments at December 31, 2016 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
	(in thousands)
Assets:
Money market funds	68,234	—	—	68,234
Restricted cash	390	—	—	390
Total assets	$68,624	$—	$—	$68,624

The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s share price and share price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at March 31, 2017 and December 31, 2016 was $265.1 million and $240.4 million, respectively. See Note 6 - Convertible Notes, net for further information.
The Company’s financial instruments that are exposed to credit risks consist primarily of cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. To limit the Company’s credit exposure, cash and cash equivalents are deposited with high-quality financial institutions in accordance with its treasury policy goal to preserve capital and maintain liquidity. The Company’s treasury policy limits investments to certain money market securities issued by governments, financial institutions and corporations with investment-grade credit ratings, and places restrictions on maturities and concentration by issuer. The Company maintains its cash, cash equivalents and restricted cash in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any credit losses in these accounts and does not believe it is exposed to any significant credit risk on these funds.

The Company is subject to credit risk from its accounts receivable related to its product sales of lomitapide and metreleptin. The majority of the Company’s accounts receivable arise from product sales in the U.S. For accounts receivable that have arisen from named patient sales outside of the U.S., the payment terms are predetermined and the Company evaluates the creditworthiness of each customer or distributor on a regular basis. The Company periodically assesses the financial strength of the holders of its accounts receivable to establish allowances for anticipated losses, if necessary. The Company does not recognize revenue for uninsured amounts billed directly to a patient until the time of cash receipt as collectability is not reasonably assured at the time the product is received. To date, the Company has not incurred any material credit losses.
8. Restructuring

During the three months ended March 31, 2017, the Company incurred $1.5 million in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the Merger. The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations.  The restructuring charges consisted primarily of severance and benefits costs.
The following table sets forth the components of the restructuring charge and payments made against the reserve for the three months ended March 31, 2017:

Restructuring Charges
(in thousands)
Restructuring balance at December 31, 2016	$—
Costs incurred	1,451
Cash paid	(1,616)
Other adjustments	181
Restructuring balance at March 31, 2017	$16

9. Basic and Diluted Net Loss per Common Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period.
Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of unrestricted common shares and dilutive common share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. Since the Company has had net losses for all periods presented, all potentially dilutive securities were determined to be anti-dilutive. Accordingly, basic and diluted net loss per common share are equal.
 The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of restricted stock units and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per share because such instruments were anti-dilutive (in thousands):

	As of March 31,
	2017	2016
Stock options	1,595	86
Unvested restricted stock units	930	—
Warrants	14,515	—
Convertible notes	1,619	—
Total	18,659	86

10. Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

The Company recorded a provision for income taxes of $0.1 million for the three months ended March 31, 2017, and an insignificant amount for the three months ended March 31, 2016. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of March 31, 2017, we have a full valuation allowance applied against all of our identified tax assets.
11. Segment information
The Company currently operates in one business segment, pharmaceuticals, which is focusing on the development and commercialization of its lead products. The Company's CEO is the Company's chief operating decision maker ("CODM"). The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments. Enterprise-wide disclosures about net revenues and long-lived assets by geographic area and information relating to major customers are presented below.
Net Revenues
The following table summarizes total net revenue from external customers by product and by geographic region, based on the location of the customer, for the three months ended March 31, 2017.

	U.S.	Brazil	Other Foreign Countries	Total
	(in thousands)
Metreleptin	11,474	1,227	1,259	13,960
Lomitapide	10,876	1,640	3,508	16,024
Total	$22,350	$2,867	$4,767	$29,984
Net revenues generated from customers outside of the U.S. and Brazil, as listed in the column “Other Foreign Countries,” was primarily derived from revenues in Colombia, Greece, Japan, and Turkey.
The total net revenues from customers in Canada for the three months ended March 31, 2017 was approximately $0.5 million, which related to the sales of metreleptin.
Significant Customers
For the three months ended March 31, 2017, two customers accounted for 49% of the Company’s net revenues, and such customers accounted for 48% of the Company’s March 31, 2017 accounts receivable balance. One customer accounted for 29% of the Company's December 31, 2016 accounts receivable balance.
Long-lived Assets
The Company’s long-lived assets primarily comprised intangible assets, inventories, and property and equipment. As of March 31, 2017, 100% of the Company's intangible assets were held by Aegerion. Of that, 65% of the intangible assets were attributable to Aegerion's U.S. business, with the remaining 35% attributable to Aegerion's European holding company. Approximately 87% of the Company’s property and equipment was located in the U.S., 11% was located in Canada, and the remaining 2% was located in other foreign countries. For the Company's long-term inventory, approximately 60% was located in the U.S. and 40% was located in countries outside of the U.S.
12. Commitments and Contingencies
Upon the Merger, the Company assumed the assets and liabilities related to the following contingencies (in thousands):

Insurance Proceeds Receivable
Class action lawsuit insurance proceeds	$22,000

Provision for Legal Settlement
Class action lawsuit settlement	$(22,250)
DOJ and SEC settlement	(40,761)
Total provision for legal settlement	$(63,011)
In late 2013, the Company's subsidiary, Aegerion received a subpoena from the Department of Justice ("DOJ"), represented by the U.S. Attorney’s Office in Boston, requesting documents regarding its marketing and sale of JUXTAPID in the U.S., as well as related disclosures.  The Company believes the DOJ is seeking to determine whether Aegerion, or any of its current or former employees, violated civil and/or criminal laws, including but not limited to, the securities laws, the Federal False Claims Act, the Food and Drug Cosmetic Act ("FDCA"), the Anti-Kickback Statute, and the U.S. Foreign Corrupt Practices Act ("FCPA").  The investigation is ongoing.
In late 2014, Aegerion received a subpoena from the Securities and Exchange Commission ("SEC") requesting certain information related to its sales activities and disclosures related to JUXTAPID. The SEC also has requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether Aegerion’s activities in Brazil violated Brazilian anti-corruption laws, and whether Aegerion’s activities in Brazil violated the FCPA.  The Company believes the SEC is seeking to determine whether Aegerion, or any of its current or former employees, violated securities laws.  The investigation is ongoing.
In May 2016, Aegerion reached preliminary agreements in principle with the DOJ and the SEC to resolve their investigations into the marketing and sales activities and disclosures relating to JUXTAPID. Under the terms of the preliminary agreement in principle with the DOJ, Aegerion would plead guilty to two misdemeanor misbranding violations of the FDCA.  One count would be based on its alleged marketing of JUXTAPID with inadequate directions for use (21 U.S.C. §§ 352(f)), and the second count would involve an alleged failure to comply with a requirement of the JUXTAPID Risk Evaluation and Mitigation Strategies ("REMS") program (21 U.S.C. §§ 352(y)). Aegerion would separately enter into a five-year deferred prosecution agreement with regard to a charge that Aegerion violated Health Insurance Portability and Accountability Act ("HIPAA"). As part of the resolution of the DOJ investigation, the Company expects Aegerion to enter into a civil settlement agreement with the DOJ to resolve alleged violations of the False Claims Act, and a non-monetary consent decree with the U.S. Food and Drug Administration ("FDA"). The Company also expects to negotiate a corporate integrity agreement with the Department of Health and Human Services.
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
The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package covers payments due to both the DOJ and the SEC by Aegerion totaling approximately $40.0 million in the aggregate, to be payable over three years, which is updated from the originally proposed five-year payment schedule contemplated when the preliminary agreement in principle was reached in May 2016. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum.  Such payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT. As of March 31, 2017 Aegerion had accrued an aggregate of $40.8 million for the payments to be provided to the DOJ and the SEC, under the consolidated monetary package. Additionally, Aegerion paid $1.0 million to settle related employment law and attorneys' fees claims that were accrued at December 31, 2016.
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

The preliminary agreements in principle do not cover the DOJ and the SEC’s inquiries concerning Aegerion’s operations in Brazil.
DOJ inquiries into patient assistance programs
The Company continues to cooperate with the DOJ and the SEC with respect to their investigations. As part of this cooperation, the DOJ has requested documents and information related to donations Aegerion made in 2015 and 2016 to 501(c)(3) organizations that provide financial assistance to patients. As part of this inquiry, the DOJ may pursue theories that will not be covered by the preliminary agreement in principle with the DOJ. Other pharmaceutical and biotechnology companies have disclosed similar inquiries regarding donations to patient assistance programs operated by independent charitable 501(c)(3) organizations.
Investigations in Brazil
In addition, federal and state authorities in Brazil are conducting an investigation to determine whether there have been violations of Brazilian laws related to the promotion of JUXTAPID in Brazil. In July 2016, the Ethics Council of Interfarma fined Aegerion approximately $0.5 million for violations of the industry association’s Code of Conduct, to which Aegerion is bound due to its affiliation with Interfarma. Aegerion paid this fine during the third quarter of 2016. The Board of Directors of Interfarma also imposed an additional penalty of suspension of Aegerion’s membership, without suspension of Aegerion’s membership contribution, for a period of 180 days for Aegerion to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of its membership in Interfarma if such measures were not implemented. On March 27, 2017, after the suspension period ended, Interfarma’s Board of Directors decided to reintegrate Aegerion, enabling it to participate regularly in Interfarma activities, subject to meeting certain obligations. Aegerion also received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná in July 2016, asking it to respond to questions related to recent media coverage regarding JUXTAPID and its relationship with a patient association to which Aegerion made donations for patient support.  At this time, the Company does not know whether the Public Prosecutor’s inquiry will result in the commencement of any formal proceeding against Aegerion, but if Aegerion’s activities in Brazil are found to violate any laws or governmental regulations, Aegerion may be subject to significant civil lawsuits to be filed by the Public Prosecution office, and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, Aegerion could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on its business and, as a result, no amounts have been recorded for a loss contingency.
Shareholder Class Action Lawsuit
In January 2014, a putative class action lawsuit was filed against Aegerion and certain of its former executive officers in the U.S. District Court for the District of Massachusetts (the "Court") alleging certain misstatements and omissions related to the marketing of JUXTAPID and Aegerion’s financial performance in violation of the federal securities laws. The case is captioned KBC Asset Management NV et al. v. Aegerion Pharmaceuticals, Inc. et al., No. 14-cv-10105-MLW.  On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. Co-lead plaintiffs filed an amended complaint on June 1, 2015. Aegerion filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint.  On September 4, 2015, Aegerion moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading. Oral argument on the motion to strike was held on March 9, 2016. On March 23, 2016, plaintiffs filed a motion for leave to amend.  Aegerion opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement.  On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.  A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation, which the Court granted on August 10, 2016. Through mediation, the co-lead plaintiffs and defendants reached an agreement in principle to settle the litigation on November 29, 2016. On January 17, 2017, the co-lead plaintiffs filed a stipulation of settlement with the Court that contained the settlement terms as agreed upon by the parties, including that Aegerion and its insurance carriers would contribute $22.3 million to a settlement fund for the putative class. The insurance carriers have agreed to cover $22.0 million of this amount, with Aegerion responsible for the remainder of $0.3 million. The proposed settlement is subject to a number of procedural steps and is subject to approval by the Court.  Accordingly, the Company cannot predict the outcome of this action or when it will be resolved.  The Company has recorded a loss contingency of $22.3 million and an insurance proceeds receivable of $22.0 million at March 31, 2017.
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in our audited financial statements and notes thereto for the year ended December 31, 2016, and Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our 2016 Form 10-K, to which the reader is directed for additional information. In addition to historical information, some of the information in this discussion and analysis contains forward-looking statements reflecting our current expectations and that are subject to risks and uncertainties. All statements included or incorporated by reference into this Form 10-Q, other than statements or characterizations of historical fact, are “forward-looking statements” under applicable laws, regulations and other legal principles and constitute “forward-looking information” within the meaning of applicable Canadian securities laws. Forward-looking statements and information are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words.
Examples of forward-looking statements and information include our statements regarding: the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved or for which our product candidates are being developed; our expectations with respect to reimbursement of our products in the U.S. and elsewhere; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries where we have not yet obtained approval; our plans for further clinical development of our products; the potential for zuretinol to obtain a rare pediatric disease designation and/or priority review voucher, if approved; our expectations regarding future regulatory filings for our products, including potential marketing approval applications with respect to metreleptin to expand the indication for metreleptin in the U.S.; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it allows us to exclusively develop and commercialize our products and product candidates; our expectations regarding the availability of data and marketing exclusivity for our products in the U.S., the EU, Japan and other countries; our view of potential outcomes of Aegerion’s ongoing Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") investigations and shareholder litigation, including the terms of the agreements in principle with respect to the investigations and the agreement in principle with respect to the settlement of Aegerion’s shareholder litigation, and investigations in Brazil, and the possible impact and additional consequences of each on our business; our expectations regarding the impact on U.S. sales and patient attrition of JUXTAPID® as a result of the implementation of the modified JUXTAPID Risk Evaluation and Mitigation Strategy program; our expectations regarding our global consolidated tax structure and planning, our ability to achieve tax savings or utilize net operating loss carryforwards and other tax and tax planning activities, including whether we are characterized as a U.S. domestic corporation or passive foreign investment company for U.S. federal income tax purposes; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations and product development opportunities; our ability to successfully integrate the businesses of Aegerion and Novelion; and our ability to manufacture and supply sufficient amounts of our products to meet demand for commercial and clinical supplies.
The forward-looking statements contained in this Form 10-Q and in the documents incorporated into this Form 10-Q by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are based on estimates and assumptions regarding, for example, our financial position and execution of our business strategy, post-Merger integration and synergies, resolution of litigation and investigations, future competitive conditions and market acceptance of products, the possibility and timing of future regulatory approvals, expectations regarding our core capabilities, and the availability of sufficient liquidity, each made in light of current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those incorporated by reference into the “Risk Factors” section of this Form 10-Q. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact such event will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Form 10-Q or in our other filings with the SEC.

This Form 10-Q also contains “forward-looking information” that constitutes “financial outlooks” within the meaning of applicable Canadian securities laws. This information is provided to give investors general guidance on management’s current expectations of certain factors affecting our business, including our financial results. Given the uncertainties, assumptions and risk factors associated with this type of information, including those described above, investors are cautioned that the information may not be appropriate for other purposes.
Except as required by law, we undertake no obligation to revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-Q or the respective dates of documents incorporated into this Form 10-Q by reference that include forward-looking statements. Therefore, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in these forward-looking statements.
Business Overview
We are a biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. On November 29, 2016, we completed the Merger with Aegerion. We, through Aegerion, now have two commercial products:

•
Metreleptin, a recombinant analog of human leptin, is marketed in the United States ("U.S.") under the brand name MYALEPT (metreleptin) for injection ("MYALEPT"). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy ("GL"). In December 2016, we submitted a marketing authorization application ("MAA") to the European Medicines Agency ("EMA") to seek approval for metreleptin, under the brand name MYALEPTA, as replacement therapy to treat complications of leptin deficiency in patients with GL and in a subset of patients with partial lipodystrophy ("PL"). We also expect to submit a supplemental biologics licensing application (sBLA) to the U.S. Food and Drug Administration ("FDA") in the first half of 2017, seeking to expand MYALEPT’s indication in the U.S. to the PL subset, subject to concurrence from the FDA that an additional study would not be required before approval. We also plan to file for formal regulatory approvals for metreleptin in GL and, subject to EMA feedback on the PL subset indication, the PL subset throughout 2017 and early 2018 in other key markets, including Brazil and Colombia. We offer metreleptin through expanded access programs in countries where permitted by applicable regulatory authorities and under applicable laws, and generate revenue in certain markets where named patient sales are permitted based on the approval of metreleptin in the U.S. In addition to the PL subset, we plan to use our knowledge of the diverse effects of leptin on various physiologic functions to explore new opportunities for metreleptin as a platform drug to potentially treat patients suffering from a range of low-leptin mediated metabolic diseases. We are evaluating and prioritizing these potential opportunities and plan to provide an update in the summer of 2017.

•
Lomitapide is marketed in the U.S. under the brand name JUXTAPID (lomitapide) capsules ("JUXTAPID"). JUXTAPID is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein ("LDL") apheresis where available, to reduce low-density lipoprotein cholesterol ("LDL-C"), total cholesterol ("TC"), apolipoprotein B ("apo B") and non-high-density lipoprotein cholesterol ("non-HDL-C") in adult patients with homozygous familial hypercholesterolemia ("HoFH"). Lomitapide is approved in the European Union ("EU"), under the brand name LOJUXTA (lomitapide) hard capsules ("LOJUXTA") for the treatment of adult patients with HoFH, as well as in Japan, Canada, and a small number of other countries. In December 2016, Aegerion out-licensed the rights to commercialize LOJUXTA in the EU and certain other jurisdictions to Amryt Pharma plc ("Amryt") and will receive sales milestones and royalties on net sales in those jurisdictions. In December 2016, Aegerion launched JUXTAPID as a treatment for HoFH in Japan, after receiving reimbursement approval. Lomitapide is also sold, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. where such sales are permitted as a result of the approval of lomitapide in the U.S. or the EU.

We also have one orphan drug-designated product candidate, zuretinol acetate ("zuretinol"), an oral synthetic retinoid, in late stage development for the treatment of IRD caused by underlying mutations in retinal pigment epithelium protein 65 ("RPE65") and lecithin: retinol acyltransferase ("LRAT") genes, comprising Leber Congenital Amaurosis ("LCA") and Retinitis Pigmentosa ("RP"). Our clinical and regulatory pathway for the zuretinol program is currently under review, and we expect to provide an update in the summer of 2017. We are also exploring the potential of submitting to the FDA a request for Rare Pediatric Disease Designation for zuretinol for the treatment of IRD. If zuretinol is approved by the FDA after being designated a Rare Pediatric Disease and we meet certain additional criteria, we may qualify for a Rare Pediatric Disease Priority Review Voucher. Zuretinol was granted orphan drug designations for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. Both the FDA and EMA have acknowledged that the therapeutic indication of zuretinol for the treatment of IRD (patients phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT genes) falls within these orphan drug designations. The drug has also been granted two Fast Track designations by the FDA for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes.
During the three months ended March 31, 2017, net revenues from lomitapide and metreleptin were $30.0 million, of which $22.4 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $7.6 million from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S. As of March 31 2017, we had approximately $84.8 million in cash and cash equivalents. We have approximately $325.0 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the "Convertible Notes"). See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” section of this Form 10-Q for further information.
In the near-term, we expect that the majority of revenues will continue to be derived from sales of MYALEPT and JUXTAPID in the U.S. We also expect to generate revenues from (i) sales of lomitapide in those countries outside the U.S. in which we have or expect to receive marketing approval, are able to obtain pricing and reimbursement approval at acceptable levels, and elect to commercialize lomitapide, particularly in Japan and (ii) sales of both products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of existing approvals in the U.S. or EU. We expect that in the near-term, named patient sales of lomitapide and metreleptin in Brazil will continue to be our second largest source of revenues for each product, on a country-by-country basis. We received named patient sales orders for metreleptin in Argentina in 2016, and have had and expect to continue to have named patient sales of metreleptin in Brazil, Colombia and a select number of countries in the EU, including France and Turkey. We expect net revenue from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to some fluctuations in sales depending on the ordering pattern. We believe the investigations into Aegerion’s activities in Brazil have adversely affected named patient sales of lomitapide and metreleptin in that country. See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations. In addition, a proceeding is currently pending with the Brazil Supreme Federal Court to decide whether the government has an obligation to continue to provide, on a named patient sales basis, drugs that have not received regulatory and/or pricing and reimbursement approval in Brazil, like JUXTAPID and MYALEPT. We intend to file for marketing approval in Brazil for both JUXTAPID and MYALEPT, and are currently assessing the timing of these submissions. The result of the trial and other issues could significantly negatively affect product revenues from named patient sales of JUXTAPID and MYALEPT in Brazil.
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

•
evaluating the potential for future clinical development of metreleptin in additional indications, including a subset of PL, if we are unable to secure approval of such indication with the current metreleptin clinical data package, as well as potentially other low-leptin mediated metabolic diseases;

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

•
continuing to support patient access to and reimbursement for our products in the U.S. without significant restrictions, particularly given the availability of PCSK9 inhibitor products in the U.S., which has adversely impacted reimbursement of JUXTAPID, and given the considerable number of JUXTAPID patients in the U.S. who are on Medicare Part D and the significant percentage of such patients who may not be able to afford their out-of-pocket co-payments for our products, given that the only source of financial support for some of the patients may be through patient assistance programs operated by independent charitable 501(c)(3) organizations that may not provide adequate financial assistance;

•
implementing the modified JUXTAPID Risk Evaluation Management Strategy ("REMS") program in the U.S., which includes requirements to recertify all prescribers and pharmacies and a new patient counseling and acknowledgment requirement for existing and new patients, by the July 2, 2017 implementation deadline, while working to limit adult HoFH patient attrition from JUXTAPID as a result of such new requirements;

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

•
gaining regulatory, pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed or for new indications, including obtaining approval of the MAA seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients and a subset of PL; seeking approval of metreleptin in the U.S. for a subset of PL based on the existing clinical data package for metreleptin, subject to discussions with the FDA; and seeking approval of metreleptin in Brazil and other key markets as a treatment for complications of leptin deficiency in GL patients, and subject to EMA feedback on the PL subset indication, PL subset patients;

•	reviewing the clinical and regulatory pathway for zuretinol to determine the optimal development and business strategy for this product candidate and continuing clinical development work on zuretinol;

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

•	Aegerion receiving final court approval of its ongoing securities class action in accordance with the terms of the agreement in principle entered into in November 2016; and

•
defending challenges to the patents or our claims of exclusivity for lomitapide in the U.S., including against potential generic submission with the FDA with respect to lomitapide; and expanding the intellectual property portfolio for our products.

Investigations and Legal Proceedings
As noted above, Aegerion has been the subject of certain ongoing investigations and other legal proceedings, including investigations of Aegerion’s marketing and sales activities of JUXTAPID by the DOJ and the SEC, an investigation by federal and state authorities in Brazil to determine whether there have been violations of Brazilian laws related to the promotion of JUXTAPID, and a putative class action lawsuit alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws (the "Class Action Litigation"). Aegerion reached agreements in principle with the DOJ and the SEC in May 2016 that provide for Aegerion to pay a fine of $40.0 million, to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetics Act and to enter into a five-year deferred prosecution agreement with regard to charges that it violated the Health Insurance Portability and Accountability Act ("HIPAA") and engaged in obstruction of justice relating to the JUXTAPID REMS program. Aegerion also entered into an agreement in principle with respect to the Class Action Litigation, which provides for a settlement payment by or on behalf of Aegerion of $22.3 million. Insurance carriers have agreed to cover $22.0 million of this amount, with Aegerion responsible for the remaining $0.3 million. See Part II, Item 1 - “Legal Proceedings” for further information regarding these investigations and legal proceedings.
Recent Corporate and Securities Transactions
Merger Transaction with Aegerion. On June 14, 2016, we entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with Aegerion, pursuant to which on November 29, 2016 our indirect wholly-owned subsidiary, Isotope Acquisition Corp, merged with and into Aegerion, with Aegerion surviving as our wholly-owned subsidiary (the "Merger"). Upon completion of the Merger, on November 29, 2016, each outstanding share of Aegerion common stock was converted into a right to receive 1.0256 Novelion (pre-Consolidation) common shares and Aegerion’s common stock was cancelled and delisted from NASDAQ.
Pursuant to the Merger Agreement, we also issued certain warrants to the pre-closing shareholders of Novelion. These warrants (the "Merger Agreement Warrants") may be exercised for up to an aggregate of 11,301,791 Novelion common shares at an exercise price of $0.05 per share if (i) the previously disclosed DOJ and SEC investigations are settled for amounts in excess of $40.0 million and/or (ii) the Class Action Litigation is settled for an amount that exceeds the amounts, if any, available under Aegerion’s director and officer insurance coverage in respect of that matter (together, the negotiated thresholds). The number of Novelion common shares for which the Merger Agreement Warrants may be exercised, if any, will vary based on the extent to which the settlements of the matters described above exceed the negotiated thresholds. The Merger Agreement Warrants will not be exercisable for any shares to the extent any excess in respect of such matters is equal to or less than $1.0 million in the aggregate.
Pursuant to the Merger Agreement, effective upon the closing of the Merger, the Novelion board of directors is composed of four individuals designated by Aegerion, four individuals designated by Novelion, one individual designated by Broadfin Capital, LLC ("Broadfin") and one individual designated by Sarissa Capital Management LP ("Sarissa"). For a specified period of time following the Merger, Sarissa will also have the right to designate one additional member of the board of directors of Novelion.
The aggregate consideration delivered to the former holders of Aegerion common stock in connection with the Merger was approximately 6,060,288 Novelion common shares. Shareholders of Novelion immediately prior to the Merger, including the participants in the private placement pursuant to the Unit Subscription Agreement (described below), owned approximately 68% of the outstanding Novelion common shares upon completion of the Merger and stockholders of Aegerion as of immediately prior to the Merger owned approximately 32% of the outstanding Novelion common shares upon completion of the Merger.
Private Placement. Also on June 14, 2016, we entered into a unit subscription agreement (the "Unit Subscription Agreement") with the investors party thereto (the "Investors"). Pursuant to the Unit Subscription Agreement, immediately prior to the Merger, the Investors acquired units, for $8.80 per unit, on a post-Consolidation basis, consisting of (i) 2,472,727 Novelion common shares, which includes up to 568,181 Novelion common shares issuable upon exercise of fully paid-up warrants, and (ii) warrants (the "Unit Subscription Agreement Warrants") exercisable for up to an aggregate of 2,644,952 Novelion common shares at an exercise price of $0.05 per share on the same terms and conditions as the Merger Agreement Warrants (collectively with the Merger Agreement Warrants, the “Warrants”). The aggregate consideration paid under the Unit Subscription Agreement was approximately $21.8 million, which we intend to continue to use to support future operations and business development initiatives.
Share Consolidation. As noted above, on December 16, 2016, we completed the Consolidation, a one-for-five (1:5) consolidation of all of our issued and outstanding common shares, without par value, for shareholders of record as of December 16, 2016, resulting in a reduction in the issued and outstanding common shares from approximately 92,653,562 to approximately

18,530,323 as of that date. Each shareholder’s percentage ownership in Novelion and proportional voting power remained unchanged after the Consolidation, except for minor changes resulting from the treatment of fractional shares. In connection with the Consolidation, the conversion rate of the Convertible Notes was automatically adjusted from 24.9083 common shares per $1,000 principal amount of such Convertible Notes to 4.9817 common shares per $1,000 principal amount of such Convertible Notes.
Aralez Investment and Distribution. On December 7, 2015, we entered into an Amended and Restated Share Subscription Agreement (the "Amended and Restated Subscription Agreement") with Tribute Pharmaceuticals Canada Inc. ("Tribute"), POZEN Inc. ("POZEN"), Aralez Pharmaceuticals plc, (formally known as "Aguono Limited") (Aralez Ireland), Aralez Pharmaceuticals Inc. ("Aralez Canada"), Deerfield Private Design Fund II, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P. (together "Deerfield"), Broadfin and JW Partners, LP, JW Opportunities Fund, LLC and J.W. Opportunities Master Fund, Ltd. (together the "JW Parties") (Deerfield, Broadfin and the JW Parties are referred to herein collectively as the "Co-Investors"). The Amended and Restated Subscription Agreement amended and restated a share subscription agreement entered into on June 8, 2015 among the Company, Tribute, POZEN, Aralez Ireland, the Co-Investors and certain other investors. Pursuant to the Amended and Restated Subscription Agreement, immediately prior to and contingent upon the consummation of the merger of Tribute and POZEN (the "Aralez Merger"), Tribute agreed to sell to us and the other Co-Investors $75.0 million of the common shares of Tribute (the "Tribute Shares") in a private placement (the “Aralez Investment”) at a purchase price per share equal to: (a) the lesser of (i) $7.20, and (ii) a five percent discount off of the five-day volume weighted average price per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than $6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. Upon consummation of the Aralez Merger on February 5, 2016, the Tribute Shares were exchanged for common shares of Aralez Canada (the "Aralez Shares"). We entered into the transaction contemplated by the Amended and Restated Subscription Agreement for the purpose of returning capital to our shareholders pursuant to a special election distribution, payable, at the election of each shareholder of the Company, in either Aralez Shares (approximately 0.13629 of an Aralez Share for each common share of the Company) or cash, subject to pro-ration (the "Aralez Distribution"), up to a maximum of $15.0 million funded pursuant to the terms of the Backstop Agreement (as described below).
In connection with the Aralez Distribution, on June 8, 2015, we entered into a share purchase agreement (as amended, the "Backstop Agreement") with Broadfin and the JW Parties, pursuant to which Broadfin and the JW Parties agreed to purchase up to $15.0 million of the Aralez Shares from us at $6.25 per share. This arrangement provided our shareholders with the opportunity to elect to receive, in lieu of Aralez Shares, up to an aggregate of $15.0 million in cash, subject to proration among the shareholders. As a result, on April 5, 2016 (the "Distribution Date"), we distributed 4,799,619 Aralez Shares, with a fair value of $19.3 million, and $15.0 million of cash.
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
Terminated Merger Transactions. On June 8, 2015, QLT entered into an agreement and plan of merger (as amended and restated on each of July 16, 2015 and August 26, 2015) (the "InSite Merger Agreement") with InSite Vision Incorporated, a Delaware corporation (InSite). On September 15, 2015, the InSite Merger Agreement was terminated by InSite and InSite paid QLT a termination fee of $2.7 million. Refer to Note 3 - Terminated Merger Transactions in the Notes to the Consolidated Financial Statements included in the 2016 Form 10-K for further details.
On June 25, 2014, QLT entered into an agreement and plan of merger (the Auxilium Merger Agreement) with Auxilium Pharmaceuticals, Inc., a Delaware corporation ("Auxilium"). On October 8, 2014, the Auxilium Merger Agreement was terminated by Auxilium and Auxilium paid QLT a termination fee of $28.4 million. Refer to Note 3 - Terminated Merger Transactions in the Notes to the Consolidated Financial Statements of the 2016 Form 10-K for further details.
Financial Highlights

•	Net revenues were $30.0 million for the three months ended March 31, 2017, representing revenue from lomitapide and metreleptin.

•	Costs of product sales were $16.4 million for the three months ended March 31, 2017, representing costs of selling lomitapide and metreleptin.

•
Selling, general and administrative expenses increased from $5.9 million in the three months ended March 31, 2016 to $24.5 million in the three months ended March 31, 2017. This increase was primarily due to our recognition of 100% of

Aegerion’s financial performance in the three months ended March 31, 2017, offset slightly by a prior year $4.0 million banker advisory fee incurred in connection with the completion of the Aralez Investment.

•
Research and development expenses increased from $3.0 million in the three months ended March 31, 2016 to $9.3 million in the three months ended March 31, 2017. This increase was primarily driven by our recognition of 100% of Aegerion’s financial performance in the three months ended March 31, 2017.

•
We used $24.8 million of net cash from operations for the three months ended March 31, 2017, due largely to a $31.0 million net loss, $5.2 million in nonrecurring payments associated with the Merger, and $4.4 million of changes in other working capital, offset by non-cash adjustments of $15.8 million. Cash and cash equivalents totaled approximately $84.8 million as of March 31, 2017.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.
While our significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies in the Notes to the consolidated financial statements appearing in the “Consolidated Financial Statements and Supplementary Data” section of the 2016 Form 10-K, we believe that the accounting policy related to Purchase Price Allocation for Business Combinations is the most critical to aid you in fully understanding and evaluating our reported financial results, and affecting the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.
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
Recently Issued and Recently Adopted Accounting Standards
See Note 1 - Description of Business and Basis of Presentation in the Notes to the condensed consolidated financial statements for a discussion of recently adopted and new accounting pronouncements.
Results of Operations
On November 29, 2016, we completed the Merger. As a result, we expect that revenues, cost of product sales, selling, general and administrative and research and development expenses and interest expense will increase significantly in 2017 and beyond compared to 2016.
Comparison of the Three Months Ended March 31, 2017 and 2016
The following table summarizes the results of our operations for each of the three-month periods ended March 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,
	2017	2016	Change	%
Net revenues	$29,984	$—	$29,984	nm
Cost of product sales	16,445	—	16,445	nm
Operating expenses:
Selling, general and administrative	24,451	5,936	18,515	312%
Research and development	9,300	2,990	6,310	211%
Restructuring charges	1,451	—	1,451	nm
Total operating expenses	35,202	8,926	26,276	294%
Loss from operations	(21,663)	(8,926)	(12,737)	143%
Interest (expense) income, net	(9,212)	75	(9,287)	nm
Fair value loss on investment	—	(12,960)	12,960	—%
Other income (expense), net	52	(77)	129	(168)%
Loss before provision for income taxes	(30,823)	(21,888)	(8,935)	41%
Provision for income taxes	(139)	(6)	(133)	nm
Net loss	$(30,962)	$(21,894)	$(9,068)	41%
Net Revenues

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Lomitapide	$16,024	$—
Metreleptin	13,960	—
Total net revenues	$29,984	$—

Revenues reported for the first quarter of 2017 represented net product sales and royalties from sales of MYALEPT and JUXTAPID. In the first quarter of 2016, we did not have any commercial products and did not generate any revenue.
Metreleptin
We generated revenues from MYALEPT of approximately $14.0 million for the three months ended March 31, 2017. Revenue generated was comprised primarily of sales to patients within the U.S., as well as sales made on a named patient basis in Brazil. Prospectively, outside of sales generated within the U.S., we expect that prescriptions for named patient sales in Brazil will be our largest source of revenues, on a country-by-country basis. We expect that net revenue from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to some fluctuation in sales depending on the ordering pattern. The future net revenue of metreleptin is highly dependent on our ability to continue to find GL patients and to build market acceptance for MYALEPT in the U.S. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Lomitapide
We generated revenues from JUXTAPID of approximately $16.0 million for the three months ended March 31, 2017. This amount is comprised primarily of sales to patients, and also includes $0.6 million related to royalty income on sales of LOJUXTA. Sales to patients were primarily made within the U.S., as well as in Japan, and on a named patient basis in Brazil and Colombia. Future revenues from lomitapide may also be negatively affected by the availability of PCSK9 inhibitor products.
Prospectively, we expect that named patient sales in Brazil for metreleptin and lomitapide will continue to be our largest source of revenues, on a country-by-country basis, in the short-term, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to some fluctuation in sales depending on the ordering pattern.

Cost of Product Sales
We recorded costs of product sales of $16.4 million for the three months ended March 31, 2017 to recognize the costs of selling MYALEPT and JUXTAPID. During the first quarter of 2016, we did not have any net revenue, and therefore we did not recognize costs of product sales. Costs of product sales in the three months ended March 31, 2017 includes the cost of inventory sold, amortization of acquired product rights, which resulted from the acquisition of Aegerion, manufacturing and supply chain costs, product shipping and handling costs, as well as estimated royalties payable related to the sales of MYALEPT and JUXTAPID. We expect cost of product sales for both products to fluctuate consistently with expected changes in net revenue.
Selling, General and Administrative Expenses
During the three months ended March 31, 2017, SG&A expenses increased by $18.5 million to $24.5 million, compared to $5.9 million for the same period in 2016. The increase is primarily attributable to our recognition of 100% of the SG&A expenses in the three months ended March 31, 2017, which are primarily comprised of employee-related expenses, including stock-based compensation, and litigation expense. This is offset slightly by a prior year $4.0 million banker advisory fee incurred in connection with the completion of the Aralez Investment and exploration of certain other strategic initiatives.
Research and Development Expenses
During the three months ended March 31, 2017, research and development ("R&D") expenditures were $9.3 million compared to $3.0 million for the same period in 2016. The $6.3 million increase is primarily attributable to our recognition of 100% of the R&D expenses of metreleptin and lomitapide in the three months ended March 31, 2017. These are primarily comprised of employee related expenses, including stock-based compensation, as well as pharmacovigilance and manufacturing costs for the period.
Restructuring charges
During the three months ended March 31, 2017, we incurred $1.5 million in restructuring charges related to the integration of the business subsequent to the Merger.
Interest Expense, net
Interest expense was $9.2 million in the three months ended March 31, 2017, an increase of $9.3 million as compared to the same period in 2016. Interest expense in the three months ended March 31, 2017 primarily relates to the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. In the prior year, we financed our operations through equity and existing resources and did not hold any debt.
Fair Value Loss on Investment
We recognized a $13.0 million fair value loss on investment for the three months ended March 31, 2016, representing a loss as a result of the mark-to-market of the Aralez shares that we held from the acquisition date of February 15, 2016 through March 31, 2016. Refer to Note 3 - Terminated Merger Transactions in the Notes to the Consolidated Financial Statements of the 2016 Form 10-K for further details.
Provision for Income Taxes
Our provision for income taxes was $0.1 million for the three months ended March 31, 2017, an increase of $0.1 million from the same period in 2016. The provision for income taxes consists of current tax expense, which relates primarily to profitable operations in foreign tax jurisdictions.
Liquidity and Capital Resources
General
We have historically financed our operating and capital expenditures through existing cash resources. As a result of the Merger, we now have, through Aegerion, two commercial products, metreleptin and lomitapide, which generate revenues. In connection with the Merger, we entered into the Unit Subscription Agreement with the Investors. The aggregate consideration received pursuant to the Unit Subscription Agreement was approximately $21.8 million. In August 2014, Aegerion issued the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. Aegerion’s ability to refinance this indebtedness, if it elects to do so, will depend on the capital markets and our financial condition on a consolidated basis. In addition, as further described in the “Legal Proceedings” section above, Aegerion reached, in May 2016, preliminary agreements in principle with the DOJ and the SEC that provide for, among other things, a consolidated monetary package that covers payments due to both the DOJ and the SEC by Aegerion totaling approximately $40.0 million in the aggregate, to be payable over three years, changed from the originally proposed five-year payment schedule contemplated when the preliminary agreement in principle was reached in May 2016.
During the three months ended March 31, 2017, we generated $30.0 million of revenues. As of March 31, 2017, we had $84.8 million in cash and cash equivalents on hand.
Going forward, we expect to fund our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources and proceeds from Aegerion’s potential refinancing of the Convertible Notes, and other potential financing methods, including utilizing equity. We believe that our existing funds, when combined with cash generated from operations, are sufficient to satisfy our operating needs and our working capital, milestone payments, capital expenditure and debt service requirements for at least one year from the date of this Form 10-Q. We may, from time to time, also seek additional funding through strategic alliances and additional equity and debt financings or from other sources, should we identify a significant new opportunity. For information related to certain risks that could negatively impact our financial position or future results of operations, see the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Form 10-Q and the 2016 Form 10-K.
Cash Flows
The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(24,834)	$(8,912)
Investing activities	(273)	(69)
Financing activities	284	(30,000)
Effect of exchange rates on cash	652	13
Net decrease in cash and cash equivalents	$(24,171)	$(38,968)

Changes in net cash provided by (used in) operating activities, investing activities and financing activities in the first quarter of 2017 as compared to 2016 were mainly attributable to our recognition of 100% of the cash flow activities of Aegerion, including, among others, cash generated from the net revenue of MYALEPT and JUXTAPID, cash used to maintain inventory of those products, and cash used to support SG&A and R&D activities. In addition, for the three months ended March 31, 2016, we had $45.0 million in cash outflows related to financing activities for the funding of our investment in Alarez, offset by cash inflows of $15.0 million from the sale of Alarez shares.

We expect operating and financing cash flow activities to increase significantly throughout the remainder of 2017 and beyond compared to 2016 and prior periods, as we will incorporate a full years of cash flow activities of Aegerion.

Cash Used in Operating Activities
Net cash used in operating activities was $24.8 million in the three months ended March 31, 2017 compared to $8.9 million for the same period in 2016. The $15.9 million increase in operating cash outflows was primarily attributable to the following:

•	A significant increase in the net loss recognized by the Company quarter over quarter.

•
A negative operating cash flow variance in the three months ended March 31, 2016 of $13.0 million related to a loss recorded based on the mark-to-market adjustment on the Aralez Investment to reflect changes in value from the acquisition date of February 5, 2016 through March 31, 2016.

•
Negative operating cash flows in the three months ended March 31, 2017 as a result of the Merger. These negative operating cash outflows were offset by non-cash expenses, including non-cash interest expense of $7.7 million, the amortization of intangible assets acquired of $6.2 million, and stock-based compensation of $1.4 million.

•
Changes in net working capital, which included, in the three months ended March 31, 2017, a decrease in accounts payable of $8.9 million and accrued liabilities of $3.7 million, and an increase in accounts receivable of $2.1 million. This was partially offset by decreases in inventory of $5.5 million.

Cash Used in Investing Activities

During the three months ended March 31, 2017 and March 31, 2016, cash flows used in investing activities were immaterial.

Cash Provided By (Used in) Financing Activities
During the three months ended March 31, 2017, cash flows provided by financing activities were immaterial.
During the three months ended March 31, 2016, cash flows used in financing activities included $45.0 million of cash used to fund our investment in Aralez and $15.0 million of cash received from the March 17, 2016 sale of 2,400,000 Aralez Shares to the Backstop Purchasers pursuant to the terms of the Backstop Agreement. This $15.0 million of cash was transferred to our transfer agent on March 18, 2016 for the Aralez Distribution.
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

•
the timing and cost of seeking regulatory approvals and conducting potential future clinical development of metreleptin in additional indications, pursuing possible lifecycle management opportunities for metreleptin, and conducting potential development of the zuretinol program, including the timing and cost of securing and supplying drug substance and drug product to support such activities;

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
Off-Balance Sheet Arrangements
We have a lease for office space for our headquarters in Cambridge, Massachusetts, which expires in 2019. We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Item 3.         Quantitative and Qualitative Disclosures About Market Risk.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Form 10-Q, as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2016 Form 10-K.

Item 4.        Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective due to a material weakness in the design and operating effectiveness of our internal controls over the financial reporting process related to the review and approval for business combinations.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Remediation Efforts
In response to the material weakness described above, management, with the input, oversight, and support of the Audit Committee, identified and took the following steps beginning during the first three months of 2017:

•	Business combination transactions will continue to be considered and evaluated by senior finance management; and

•	Management will seek the advice of outside consultants to assist in the design of precise controls to effectively review and approve business combination transactions.

Changes to Internal Controls over Financial Reporting
During the three months ended March 31, 2017, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for our remediation efforts described above.

PART II — OTHER INFORMATION
Item 1.         Legal Proceedings.
In late 2013, our subsidiary, Aegerion, received a subpoena from the DOJ, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding its marketing and sale of JUXTAPID in the U.S., as well as related disclosures. We believe the DOJ is seeking to determine whether Aegerion, or any of its current or former employees, violated civil and/or criminal laws, including, but not limited to, the securities laws, the Federal False Claims Act, the FDCA, the Anti-Kickback Statute, and the FCPA.  The investigation is ongoing.
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
The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package covers payments due to both the DOJ and the SEC by Aegerion totaling approximately $40.0 million in the aggregate, to be payable over three years, which is updated from the originally proposed five-year payment schedule contemplated when the preliminary agreement in principle was reached in May 2016. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum.  Such payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT.  As of March 31, 2017, Aegerion had accrued an aggregate of $40.8 million for the payments to be provided to the DOJ and the SEC under the consolidated monetary package. Additionally, Aegerion paid $1.0 million to settle related employment law and attorneys' fees claims that were accrued at December 31, 2016.
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
The preliminary agreements in principle do not cover the DOJ and the SEC’s inquiries concerning Aegerion’s operations in Brazil.
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

In addition, federal and state authorities in Brazil are conducting an investigation to determine whether there have been violations of Brazilian laws related to the promotion of JUXTAPID in Brazil. In July 2016, the Ethics Council of Interfarma fined Aegerion approximately $0.5 million for violations of the industry association’s Code of Conduct, to which Aegerion is bound due to its affiliation with Interfarma. Aegerion paid this fine during the third quarter of 2016. The Board of Directors of Interfarma also imposed an additional penalty of suspension of Aegerion’s membership, without suspension of Aegerion’s membership contribution, for a period of 180 days for Aegerion to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of its membership in Interfarma if such measures were not implemented. On March 27, 2017, after the suspension period ended, Interfarma’s Board of Directors decided to reintegrate Aegerion, enabling it to participate regularly in Interfarma activities, subject to meeting certain obligations. Aegerion also received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná in July 2016, asking it to respond to questions related to recent media coverage regarding JUXTAPID and its relationship with a patient association to which Aegerion made donations for patient support.  At this time, we do not know whether the Public Prosecutor’s inquiry will result in the commencement of any formal proceeding against Aegerion, but if Aegerion’s activities in Brazil are found to violate any laws or governmental regulations, Aegerion may be subject to significant civil lawsuits to be filed by the Public Prosecution office, and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, Aegerion could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Form 10-Q, we cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, no amounts have been recorded for a loss contingency.
In January 2014, a putative class action lawsuit was filed against Aegerion and certain of its former executive officers in the U.S. District Court for the District of Massachusetts (the “Court”) alleging certain misstatements and omissions related to the marketing of JUXTAPID and Aegerion’s financial performance in violation of the federal securities laws. The case is captioned KBC Asset Management NV et al. v. Aegerion Pharmaceuticals, Inc. et al., No. 14-cv-10105-MLW.  On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. Co-lead plaintiffs filed an amended complaint on June 1, 2015. Aegerion filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint.  On September 4, 2015, Aegerion moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading. Oral argument on the motion to strike was held on March 9, 2016. On March 23, 2016, plaintiffs filed a motion for leave to amend.  Aegerion opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement.  On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.  A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation, which the Court granted on August 10, 2016.  Through mediation, the co-lead plaintiffs and defendants reached an agreement in principle to settle the litigation on November 29, 2016. On January 17, 2017, the co-lead plaintiffs filed a stipulation of settlement with the Court that contained the settlement terms as agreed upon by the parties, including that Aegerion and its insurance carriers would contribute $22.3 million to a settlement fund for the putative class. The insurance carriers have agreed to cover $22.0 million of this amount, with Aegerion responsible for the remainder of $0.3 million. The proposed settlement is subject to a number of procedural steps and is subject to approval by the Court.  Accordingly, we cannot predict the outcome of this action or when it will be resolved.  We have recorded a loss contingency of $22.3 million and insurance proceeds receivable of $22.0 million at March 31, 2017.
On September 22, 2015, we commenced an action in the Supreme Court of British Columbia against Valeant Pharmaceuticals International, Inc. for breach of contract under the terms of the asset purchase agreement with Valeant (the “Valeant Agreement”), entered into on September 21, 2012, pursuant to which we sold all of our assets related to Visudyne®, including our Qcellus™ laser and certain other photodynamic therapy intellectual property, with respect to failure to pay a $5.0 million laser earn-out payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the U.S. As of March 31, 2017 and December 31, 2016, no receivable amount has been recorded by us based on management’s assessment of collection risk, the impact of the passage of time and the potential collection costs associated with the Valeant litigation. For additional information, refer to Note 16 - Contingencies, Commitments and Guarantees - Related to the Sale of Visudyne in our 2016 Form 10-K.
 Item 1A.     Risk Factors
As at the date of the filing of this Form 10-Q, management believes that there have been no material changes to the Company’s risk factors as last reported under Item 1A of the 2016 Form 10-K.

The risks described in the 2016 Form 10-K and this Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.         Defaults Upon Senior Securities
Not applicable

Item 4.         Mine Safety Disclosure
Not applicable

Item 5.         Other Information

Amended and Restated Supplemental Indenture
On May 8, 2017, the Company, Aegerion and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”), entered into an Amended and Restated Supplemental Indenture (the “Restated Supplemental Indenture”) to the Indenture dated as of August 15, 2014 (the “Indenture”) by and between Aegerion and the Trustee pursuant to which Aegerion issued the Convertible Notes.  The Restated Supplemental Indenture amends and restates in its entirety the Supplemental Indenture dated as of November 29, 2016 by and between Aegerion and the Trustee.
Under the terms of the Restated Supplemental Indenture, the parties agree that the right under the Indenture to convert each $1,000 principal amount of Convertible Notes into cash, shares of Aegerion common stock or a combination of cash and Aegerion common stock was converted into the right to convert each $1,000 principal amount of Convertible Notes into an amount of cash, Company common shares or a combination of cash and Company common shares equal to 4.9817 Company common shares, effective as of November 29, 2016, the date of the Merger.  The obligations for the Convertible Notes remain with Aegerion under the Restated Supplemental Indenture and Aegerion will continue to determine the form of consideration upon conversion, as between cash, Company common shares or a combination thereof.
The foregoing description of the Restated Supplemental Indenture does not purport to be complete and is qualified in its entirety by reference to the Restated Supplemental Indenture, which is filed as Exhibit 4.1 to this Form 10-Q and is incorporated by reference into this Item 5.
Employment Agreement with Mary Szela
On May 8, 2017, Novelion Services USA, Inc., our indirect wholly owned subsidiary (“Novelion Services”), entered into an employment agreement (the “Employment Agreement”) with Mary Szela, our Chief Executive Officer, with effect from November 29, 2016, the date of the Merger. Aegerion is party to the Employment Agreement solely with respect to certain terms related to assignment of Ms. Szela’s prior employment agreement with Aegerion to Novelion Services, confidentiality and recognition of Ms. Szela’s service to Aegerion.
Ms. Szela will receive a base salary of $689,550 per year and will be eligible to receive an annual cash bonus based on achievement of certain performance goals with a target of up to 60% of her base salary, in each case subject to upward adjustment in the discretion of, and following approval by, our Board of Directors.
If Novelion Services terminates Ms. Szela’s employment without Cause or Ms. Szela resigns with Good Reason (as each term is defined in the Employment Agreement), in each case in the absence of a Sale Event (as such term is defined in the Employment Agreement) having occurred in the 18-month period prior to the date of termination, Ms. Szela will be eligible to receive (a) payment of her accrued but unpaid base salary, any unpaid or unreimbursed expenses, any accrued but unused vacation and any accrued or vested benefits through the date of termination; (b) continued payment of her base salary and pro-rated target bonus for twelve months following the termination date; and (c) acceleration of the vesting of 100% of her then outstanding unvested equity awards that would have otherwise vested during the twelve-month period following the date of termination. If, within 18 months following a Sale Event, Ms. Szela’s employment is (x) terminated by Novelion Services for any reason (other than as a result of her death or disability or a with Cause termination that occurs for certain specified reasons) or (y) terminated by Ms. Szela with Good Reason, then Ms. Szela will be eligible to receive (1) payment of her accrued but unpaid base salary, any unpaid or unreimbursed expenses, any accrued but unused vacation and any accrued or vested benefits through the date of termination; (2) continued payment of her base salary and pro-rated target bonus for 18 months following the termination date; (3) acceleration of the vesting of 100% of her then outstanding unvested equity awards; and (4) an amount equal to eighteen (18) months of her annual target bonus for the year in which the termination or resignation occurs.
In addition, the Employment Agreement provides that in the event any payments made to Ms. Szela are subject to subject to excise taxes under Section 4985 of the United States Internal Revenue Code of 1986, as amended (the “Code”), then Ms. Szela is entitled to a gross-up payment such that on a net after-tax basis, Ms. Szela will be in the same position as if no such excise tax had been payable. Further, in the event any payments made to Ms. Szela in connection with a Sale Event are subject to excise taxes under Section 4999 of the Code, then, at the sole discretion of Ms. Szela, such payments may be reduced to an amount that would not implicate any excise taxes to be payable in respect of such payments.
Novelion Services will also, during the term of Ms. Szela’s employment, (a) provide Ms. Szela with a housing allowance of up to $7,200 per month; (b) reimburse Ms. Szela for reasonable commuting expenses for business travel to and from the Chicago, Illinois area, including air travel; (c) offset any tax liability of Ms. Szela associated with the housing allowance; (d) reimburse Ms. Szela for incurrence of fees for tax and financial planning up to $15,000 on an annual basis, subject to Novelion Services’ receipt of appropriate documentation and substantiation of the same; and (e) reimburse Ms. Szela for incurrence of reasonable expenses for independent tax consultation regarding Canadian tax obligations in connection with her employment up to $5,000 on an annual basis.
Ms. Szela was appointed as our Chief Executive Officer effective as of November 29, 2016 pursuant to the Merger Agreement. There is no arrangement or understanding between Ms. Szela and any other person pursuant to which Ms. Szela was selected as Novelion Services’ President and Chief Executive Officer. Except as described herein and in the Employment Agreement, there are no existing or currently proposed transactions to which we or any of our subsidiaries is a party and in which Ms. Szela has a direct or indirect material interest. There are no family relationships between Ms. Szela and any of our directors or officers or the directors or officers of any of our subsidiaries.
The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement, which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference into this Item 5.
Amendments to Employment Agreements with Our Executive Officers
In addition, on May 5, 2017, Novelion Services amended the employment agreements (collectively, the “Amendments”) of certain of our executive officers, including Gregory Perry, our Chief Financial and Administrative Officer, Remi Menes, our Global Chief Commercial Officer, Benjamin Harshbarger, our General Counsel and Secretary, and Roger Louis, our Global Chief Compliance Officer.
The Amendments provide that in the event an executive officer is terminated without Cause or resigns for Good Reason (as each term is defined in the executive officers’ respective employment agreements) within 18 months following a Sale Event (as such term is defined in the Amendments), such executive officer will be eligible to receive payment of his or her annual target bonus, pro-rated based on the number of days such executive officer was employed by Novelion Services in such year through the date of termination or resignation, plus an amount equal to the annual target bonus for the year in which the termination or resignation occurs. In addition, the Amendments provide that in the event any payments made to an executive officer in connection with a Sale Event are subject to excise taxes under Section 4999 of the Code, then, at the sole discretion of such executive officer, such payments may be reduced to an amount that would not implicate any excise taxes to be payable in respect of such payments.
The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the Amendments, the form of which is filed as Exhibit 10.2 to this Form 10-Q and is incorporated herein by reference into this Item 5.

Item 6.        Exhibit List

4.1*	Amended and Restated Supplemental Indenture, by and among Aegerion, the Company, and The Bank of New York Mellon Trust Company, N.A., dated as of May 8, 2017.
10.1*	Amended and Restated Employment Agreement, by and between Mary Szela and the Company, dated as of May 8, 2017.
10.2*	Form of Amendment to Employment Agreement (Executives).
31.1*	Certification of Mary Szela, Chief Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of Gregory D. Perry, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of Mary Szela, Chief Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of Gregory D. Perry, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith
**Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELION THERAPEUTICS INC.
(Registrant)

Date: May 9, 2017	By:	/s/ Mary Szela
Mary Szela
Chief Executive Officer (principal executive officer) and Director

Date: May 9, 2017	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial and Administrative Officer (principal financial officer)