Form 10-Q
period 2017-08-08
NOVELION THERAPEUTICS INC.
filed 2017-08-08
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth Company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	☒
Non-Accelerated Filer	◻ (Do not check if a smaller reporting company)	Smaller Reporting Company	◻

Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s Common Stock as of August 3, 2017 was 18,648,640.

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
For periods prior to the closing of the Merger, our discussion in this Form 10-Q relates to the historical business and operations of Novelion. Certain portions of this Form 10-Q may contain information that may no longer be material to our business related to Aegerion’s historical operations. Any comparison of pre-Merger Aegerion revenues and operations with ours may not be helpful to an understanding of our results for the three and six months ended June 30, 2017 or future periods.
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

PART I. FINANCIAL INFORMATION

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$83,254	$108,927
Restricted cash	253	390
Accounts receivable, net	13,445	9,339
Inventories - current	25,306	15,718
Insurance proceeds receivable	22,000	22,000
Prepaid expenses and other current assets	9,002	9,762
Total current assets	153,260	166,136
Inventories - non-current	42,954	59,003
Property and equipment, net	3,744	4,159
Intangible assets, net	237,820	250,324
Other assets	2,498	1,160
Total assets	$440,276	$480,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,377	$17,609
Accrued liabilities	38,700	37,180
Provision for legal settlement	63,137	64,010
Total current liabilities	111,214	118,799
Long-term liabilities:
Convertible notes, net	241,389	225,584
Other liabilities	587	612
Total liabilities	353,190	344,995
Commitments and contingencies
Stockholders’ equity:
Common stock, without par value, 100,000 shares authorized at June 30, 2017 and December 31, 2016; 18,630 and 18,530 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	551,750	551,259
Additional paid-in-capital	71,255	69,149
Accumulated deficit	(639,662)	(587,208)
Accumulated other comprehensive income	103,743	102,587
Total stockholders’ equity	87,086	135,787
Total liabilities and stockholders’ equity	$440,276	$480,782

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$40,877	$—	$70,861	$—
Cost of product sales	14,277	—	30,722	—
Operating expenses
Selling, general and administrative	26,514	4,474	50,965	10,410
Research and development	10,824	2,929	20,124	5,919
Restructuring charges	1,034	—	2,485	—
Total operating expenses	38,372	7,403	73,574	16,329
Loss from operations	(11,772)	(7,403)	(33,435)	(16,329)
Interest (expense) income, net	(9,613)	54	(18,825)	129
Fair value gain (loss) on investment	—	2,256	—	(10,704)
Other income (expense), net	75	(22)	127	(99)
Loss before provision for income taxes	(21,310)	(5,115)	(52,133)	(27,003)
Provision for income taxes	(126)	(5)	(265)	(11)
Net loss	$(21,436)	$(5,120)	$(52,398)	$(27,014)
Net loss per common share—basic and diluted	$(1.15)	$(0.48)	$(2.82)	$(2.56)
Weighted-average shares outstanding—basic and diluted	18,609	10,565	18,575	10,565

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(21,436)	$(5,120)	$(52,398)	$(27,014)
Other comprehensive income, net of tax:
Foreign currency translation	576	—	1,156	—
Other comprehensive income	576	—	1,156	—
Comprehensive loss	$(20,860)	$(5,120)	$(51,242)	$(27,014)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash used in operating activities
Net loss	$(52,398)	$(27,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	974	61
Amortization of intangible assets	12,504	—
Stock-based compensation	2,493	36
Non-cash interest expense	15,805	—
Provision for inventory excess and obsolescence	1,536	—
Unrealized foreign exchange gain	(377)	(11)
Gain on sale of long-lived assets	—	(9)
Fair value loss on investment	—	10,704
Deferred income taxes	(12)	10
Deferred rent	14	—
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(4,107)	(129)
Inventories	4,925	—
Prepaid expenses and other assets	(430)	(57)
Accounts payable	(8,232)	3,567
Accrued liabilities	608	(944)
Net cash used in operating activities	(26,697)	(13,786)
Cash used in investing activities
Net proceeds from sales of long-lived assets	—	26
Purchases of property and equipment	(560)	(115)
Loan receivable	—	(3,000)
Net cash used in investing activities	(560)	(3,089)
Cash provided by (used in) financing activities
Issuance of common shares	50	—
Cash distribution to common shareholders	—	(15,000)
Settlement of Backstop Agreement	—	15,000
Aralez investment	—	(45,000)
Net cash provided by (used in) financing activities	50	(45,000)
Exchange rate effect on cash	1,534	(6)
Net decrease in cash and cash equivalents	(25,673)	(61,881)
Cash and cash equivalents, beginning of period	$108,927	141,824
Cash and cash equivalents, end of period	$83,254	$79,943
Supplemental disclosures of cash flow information
Cash paid for interest	$3,250	$—
Cash paid for taxes	$986	$2
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$1	$—

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2017
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
As previously described in the "Background" section of this Form 10-Q, on November 29, 2016, Novelion completed the Merger. The six months ended June 30, 2017 represent the first full two quarters of combined operations of the Company and Aegerion. For periods prior to the closing of the Merger on November 29, 2016, the discussion in this Form 10-Q relates to the historical business and operations of Novelion. Certain portions of this Form 10-Q may contain information that may no longer be material to the Company's business related to Aegerion’s historical operations. Any comparison of pre-Merger Aegerion revenues and operations with the Company may not be helpful to an understanding of the Company's results for the six months ended June 30, 2017 or future periods.
At June 30, 2017, the Company had unrestricted cash of $83.3 million, but incurred a net loss of $52.4 million during the six months ended June 30, 2017, and used $26.7 million in cash to fund operating activities during the six months ended June 30, 2017. Of the $26.7 million of cash used in the six months, $10.7 million was used for the payment of restructuring, merger-related and annual charges. The Company expects to fund its current and planned operating requirements principally through its cash flows from operations, as well as its existing cash resources, and other potential financing methods, including utilizing equity. The Company believes that its existing funds, when combined with cash generated from operations, are sufficient to satisfy its operating needs and its working capital, milestone payments, capital expenditure and debt service requirements for at least the next twelve months. The Company may, from time to time, also seek additional funding through strategic alliances and additional equity and debt financings or from other sources, should it identify a significant new opportunity.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”).
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
ASU 2014-09 and related ASUs may be adopted using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  The Company expects to adopt ASU 2014-09 and related ASUs on January 1, 2018, using the full retrospective transition method. In the fourth quarter of 2016, the Company engaged an external third party to assist with the adoption, has made significant progress in its assessment, and is continuing to evaluate the impact of the expected adoption of ASU 2014-09 and related ASUs on its consolidated financial statements and processes. The Company expects to complete its assessment, identify and implement the necessary changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard in 2017, and at this time does not anticipate a significant impact to its financial statements upon adoption of the new standard.  However, the assessment is ongoing and further analysis may identify a more significant impact.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), its new standard on accounting for leases. The new guidance will require organizations that lease assets (referred to as lessees) for terms of more than 12 months, to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Consistent with current guidance, the recognition, measurement, and presentation of the expenses and cash flows associated with a particular lease will depend on its classification as a capital or operating lease. However, unlike current GAAP, which only requires capital leases to be reflected on the balance sheet, ASU 2016- 02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification ("ASC") No. 606, Revenue from Contracts with Customers, and will require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage the associated exposure. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods within those annual reporting periods. The Company is currently assessing the impact ASU 2016-02 will have on its consolidated financial statements.
On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends the guidance in ASC No. 230 on the classification of certain items in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice by making amendments that add or clarify the guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively to all periods presented, but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently assessing the impact ASU 2016-15 will have on its consolidated financial statements.
On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 states that a statement of cash flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, and all updates should be applied using a retrospective transition method. The Company is currently evaluating the impact ASU 2016-18 will have on its consolidated statement of cash flows.
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
Revenue Recognition
The Company applies the revenue recognition guidance in accordance with FASB ASC Subtopic No. 605-15, Revenue Recognition-Products. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.
Lomitapide
The Company’s net revenues represent total revenues less allowances for estimated discounts and rebates. These allowances are characterized as a reduction of revenue at the time product is shipped to the distributor. The allowances are established by management and are based on contractual terms, historical trends and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product.
Currently, in the U.S., JUXTAPID is only available for distribution through a specialty pharmacy and is shipped directly to the patient. Prior authorization and confirmation of coverage level by a patient’s private insurance plan or government payer are currently prerequisites to the shipment of product to the patient in the U.S. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payer is recognized once the product has been received by the patient. For uninsured amounts billed directly to the patient, revenue is recognized at the time of cash receipt as collectability is not reasonably assured at the time the product is received by the patient. To the extent amounts are billed in advance of delivery to the patient, the Company defers revenue until the product has been received by the patient.
In the second quarter of 2017, to improve distribution efficiency, the Company signed a letter of intent for the distribution of JUXTAPID with the same specialty pharmacy that distributes MYALEPT in the U.S. Once the transition of this distribution model is completed, revenue from the sales of JUXTAPID in the U.S. will be recognized upon product shipment to the distributor (sell-in).
The Company also records revenue on sales in countries where lomitapide is available on a named patient basis, and typically paid for by a government authority or institution. In many cases, these sales are processed through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing of lomitapide, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. The Company recognizes revenue for sales under these named patient programs upon product acceptance by the third-party distributor. In the event the payer’s creditworthiness has not been established, the Company recognizes revenue on a cash basis if all other revenue recognition criteria have been met.
The Company records distribution and other fees paid to its distributors as a reduction of revenue. Revenue is recorded net of estimated discounts and rebates, primarily including those provided to Medicare and Medicaid. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimated at the time of delivery. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known. To date, such adjustments have not been significant
From time to time, the Company provides financial support to patient assistance programs operated by independent charitable 501(c)(3) organizations which assist patients in the U.S. in accessing treatment for HoFH. These patient assistance programs assist HoFH patients according to eligibility criteria defined independently by the charitable organization. The Company records donations made to these patient assistance programs as selling, general and administrative expense. Any payments received from these patient assistance programs on behalf of a patient are recorded as a reduction of selling, general and administrative expense rather than as revenue.
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
Metreleptin
The Company’s net revenues represent total revenues less allowances for estimated discounts and rebates. These allowances are characterized as a reduction of revenue at the time product is shipped to the distributor. The allowances are established by management and are based on contractual terms, historical trends and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product.
Sales of metreleptin are facilitated through third-party distributors that take title to the product upon acceptance. Because of factors such as pricing, the limited number of patients, the short period from product sale to delivery to the end-customer and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. The Company recognizes revenue for sales upon product acceptance by the third-party distributor. In the event the payer’s creditworthiness has not been established, the Company recognizes revenue on a cash basis if all other revenue recognition criteria have been met.
The Company records distribution and other fees paid to its distributor as a reduction of revenue. Revenue in the U.S. is recorded from sales of MYALEPT net of estimated discounts and rebates, primarily including those provided to Medicare and Medicaid. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimable at the time of delivery, and the government-mandated discounts applicable to government funded programs. These allowances are adjusted to reflect known changes in the factors that may impact such estimates in the quarter those changes are known. To date, such adjustments have not been significant.
In the second quarter of 2017, to improve distribution efficiency, the Company signed a letter of intent for the distribution of JUXTAPID with the same specialty pharmacy that distributes MYALEPT in the U.S. Prior to the second quarter of 2017, due to insufficient historical data to reasonably estimate the gross-to-net adjustments for rebates related to payors and insurance providers at the time of receipt by the distributor, the Company accounted for MYALEPT shipments using a deferred revenue recognition model (sell-through). Under the deferred revenue recognition model, the Company did not recognize revenue upon product shipment. For product shipments, the Company invoiced the distributor, recorded deferred revenue at gross invoice sales price, classified the cost basis of the product held by the distributor as a separate component of inventory, and recognized revenue when delivered to the patient.
Beginning in the second quarter of 2017, the Company has determined that there is now sufficient history to reasonably estimate expected rebates, and, to align its existing and anticipated revenue streams of products sold within the U.S., began recognizing sales of MYALEPT upon product shipment to the distributor (sell-in).  For the three-month period ended June 30, 2017, the Company recognized a one-time increase in net revenue of $2.3 million and increase in net income of $2.1 million, or $0.11 per share, resulting from this change in estimate which represented previously deferred product sales.
 From time to time, the Company provides financial support to patient assistance programs operated by independent charitable 501(c)(3) organizations which assist eligible patients in the U.S. in accessing treatment for GL. These patient assistance programs assist GL patients according to eligibility criteria defined independently by the organization. The Company records donations made to these patient assistance programs as selling, general and administrative expense.
The Company also offers a branded co-pay assistance program for eligible patients with commercial insurance in the U.S. who are on MYALEPT therapy. The branded co-pay assistance program assists commercially insured patients who have coverage for MYALEPT, and is intended to reduce each participating patient’s portion of the financial responsibility for MYALEPT’s purchase price, up to a specified dollar amount of assistance. The Company records revenue net of amounts paid under the branded specific co-pay assistance program for each patient.
2. Acquisition
On November 29, 2016, the Company completed the Merger and each share of Aegerion’s common stock was exchanged for 1.0256 Novelion common shares. Immediately after the acquisition, the Company had approximately 18,530,323 common shares outstanding; former shareholders of Novelion held approximately 68% of the Company, and former stockholders of Aegerion held approximately 32% of the Company.
The Merger was accounted for as a business combination under the acquisition method, with Novelion as the accounting acquirer and Aegerion as the “acquired” company. The acquisition consideration in connection with the Merger was approximately $62.4 million.
The estimated fair value of the assets acquired and liabilities assumed in the Merger are provisional as of June 30, 2017 and are based on information that is currently available to the Company. Additional information is being gathered to finalize these provisional measurements, particularly with respect to intangible assets, inventory, and deferred income taxes. Accordingly, the measurement of the assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.
The following supplemental unaudited pro forma information presents the financial results as if the Merger had occurred on January 1, 2016 for the three and six months ended June 30, 2016.

	Three months ended	Six months ended
(in millions, except for per share information)	June 30, 2016	June 30, 2016
Net revenues	$44.5	$80.2
Net loss	(51.9)	(139.4)
Basic and diluted loss per share	$(4.92)	$(13.19)
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

3. Inventories
The components of inventory are as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Work-in-process	$16,128	$20,219
Finished goods	52,132	54,502
Total	68,260	74,721
Less: Inventories - current	(25,306)	(15,718)
Inventories - non-current	$42,954	$59,003
As part of the Merger, the Company acquired $76.8 million of inventory. A portion of this inventory is classified as non-current at June 30, 2017 based on its forecasted consumption exceeding one year. During the six months ended June 30, 2017 and 2016, charges for excess or obsolete inventory in the condensed consolidated statements of operations were $1.5 million and an immaterial amount, respectively.
4. Intangible Assets
The Company acquired its definite-lived intangible assets as part of the Merger. The intangible assets are amortized over their estimated useful lives and reviewed for impairment when events and changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed its annual impairment assessment as of December 31, 2016, and determined there was no impairment. Intangible asset balances as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology - JUXTAPID	$42,300	$(2,295)	$40,005
Developed technology - MYALEPT	210,158	(12,343)	197,815
Total intangible assets	$252,458	$(14,638)	$237,820

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology - JUXTAPID	$42,300	$(328)	$41,972
Developed technology - MYALEPT	210,158	(1,806)	208,352
Total intangible assets	$252,458	$(2,134)	$250,324

Amortization expense was $6.3 million and $12.5 million for the three and six months ended June 30, 2017, respectively.

At June 30, 2017, the estimated amortization expense of purchased intangibles for future periods is as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining 6 months)	$12,549
2018	25,096
2019	25,096
2020	25,096
2021 and thereafter	149,983
Total intangible assets subject to amortization	$237,820

5. Accrued Liabilities
Accrued liabilities as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued employee compensation and related costs	$4,820	$7,920
Accrued sales allowances	11,591	7,849
Other accrued liabilities	22,289	21,411
Total	$38,700	$37,180

6. Convertible Notes, net
The Convertible Notes are senior unsecured obligations of Aegerion. The Convertible notes bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15, and have an effective interest rate of 16.42%, established as of the consummation of the Merger. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased or converted.
The outstanding Convertible Notes balances as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Principal	$324,998	$324,998
Less: debt discount, net	(83,609)	(99,414)
Net carrying amount of Convertible Notes	$241,389	$225,584
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Contractual interest expense	$1,625	$—	$3,250	$—
Amortization of debt discount	8,063	—	15,805	—
Total	$9,688	$—	$19,055	$—

Future minimum payments under the Convertible Notes are as follows (in thousands):

Years Ending December 31,	Amount
2017 (6 months remaining)	$3,250
2018	6,500
2019	331,498
341,248
Less amounts representing interest	(16,250)
Less debt discount, net	(83,609)
Net carrying amount of Convertible Notes	$241,389

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
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.
The fair value measurements of the Company’s financial instruments at June 30, 2017 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017
	(in thousands)
Assets:
Money market funds	50,028	—	—	50,028
Restricted cash	253	—	—	253
Total assets	$50,281	$—	$—	$50,281

The fair value measurements of the Company’s financial instruments at December 31, 2016 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
	(in thousands)
Assets:
Money market funds	68,234	—	—	68,234
Restricted cash	390	—	—	390
Total assets	$68,624	$—	$—	$68,624

The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s share price and share price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at June 30, 2017 and December 31, 2016 was $264.0 million and $240.4 million, respectively. See Note 6 - Convertible Notes, net for further information.
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
8. Restructuring

During the three and six months ended June 30, 2017, the Company incurred $1.0 million and $2.5 million, respectively, in restructuring charges primarily related to the consolidation of similar positions during the integration of the business subsequent to the Merger. The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations.  The restructuring charges consisted primarily of severance and benefits costs. No significant additional charges are anticipated relating to this restructuring plan.
The following table sets forth the components of the restructuring charge and payments made against the reserve for the six months ended June 30, 2017:

Restructuring Charges
(in thousands)
Restructuring balance at December 31, 2016	$—
Costs incurred	2,485
Cash paid	(2,312)
Other adjustments	277
Restructuring balance at June 30, 2017	$450

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

	As of June 30,
	2017	2016
Stock options	1,922	512
Unvested restricted stock units	759	46
Warrants	14,515	—
Convertible notes	1,619	—
Total	18,815	558

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

The Company recorded a provision for income taxes of $0.1 million and $0.3 million for the three and six months ended June 30, 2017, and insignificant amounts for the three and six months ended June 30, 2016. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of June 30, 2017, we have a full valuation allowance applied against our Canadian, U.S. and Switzerland deferred tax assets.
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
Net Revenues
The following table summarizes total net revenue from external customers by product and by geographic region, based on the location of the customer, for the three months ended June 30, 2017.

	U.S.	Brazil	Other Foreign Countries	Total
	(in thousands)
Metreleptin	$14,867	$3,759	$1,538	$20,164
Lomitapide	11,056	4,299	5,358	20,713
Total	$25,923	$8,058	$6,896	$40,877
The following table summarizes total net revenue from external customers by product and by geographic region, based on the location of the customer, for the six months ended June 30, 2017.

	U.S.	Brazil	Other Foreign Countries	Total
	(in thousands)
Metreleptin	$26,341	$4,986	$2,797	$34,124
Lomitapide	21,932	5,939	8,866	36,737
Total	$48,273	$10,925	$11,663	$70,861
Net revenues generated from customers outside of the U.S. and Brazil, as listed in the column “Other Foreign Countries,” was primarily derived from revenues in Colombia, Greece, Japan, and Turkey.
The total net revenues from customers in Canada for the three and six months ended June 30, 2017 was approximately $0.5 million and $1.0 million, respectively, which related to the sales of lomitapide, and are included in the column “Other Foreign Countries”.
Significant Customers
For the three months ended June 30, 2017, three customers accounted for 83% of the Company’s net revenues, and for the six months ended June 30, 2017, three customers accounted for 84% of the Company's net revenues. Two customers accounted for 71% of the Company’s June 30, 2017 accounts receivable balance, and one customer accounted for 29% of the Company's December 31, 2016 accounts receivable balance.
Long-lived Assets
The Company’s long-lived assets primarily comprised intangible assets, inventories, and property and equipment. As of June 30, 2017, 100% of the Company's intangible assets were held by Aegerion. Of that, 65% of the intangible assets were attributable to Aegerion's U.S. business, with the remaining 35% attributable to Aegerion's European holding company. Approximately 77% of the Company’s net property and equipment was located in the U.S., 15% was located in Canada, and the remaining 8% was located in other foreign countries. For the Company's long-term inventory, approximately 56% was located in the U.S. and 44% was located in countries outside of the U.S.
12. Commitments and Contingencies
Upon the Merger, the Company assumed the assets and liabilities related to the following contingencies (in thousands):

Insurance Proceeds Receivable
Class action lawsuit insurance proceeds	$22,000

Provision for Legal Settlement
Class action lawsuit settlement	$(22,250)
DOJ and SEC settlement	(40,887)
Total provision for legal settlement	$(63,137)
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
The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package covers payments due to both the DOJ and the SEC by Aegerion totaling approximately $40.0 million in the aggregate, to be payable over three years, which is updated from the originally proposed five-year payment schedule contemplated when the preliminary agreement in principle was reached in May 2016. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum.  Such payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT. As of June 30, 2017 Aegerion had accrued an aggregate of $40.9 million for the payments to be provided to the DOJ and the SEC, under the consolidated monetary package. Additionally, Aegerion paid $1.0 million to settle related employment law and attorneys' fees claims that were accrued at December 31, 2016.
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
Investigations in Brazil
In addition, federal and state authorities in Brazil are conducting an investigation to determine whether there have been violations of Brazilian laws related to the promotion of JUXTAPID in Brazil. In June 2017, the Federal Public Prosecutor of the

State of São José dos Campos requested that a Brazilian federal court provide federal investigators with access to the bank records of certain individuals and entities, including Aegerion Brasil Serviços de Promoção e Administracão de Vendas Ltda. ("Aegerion Brazil"), certain former Aegerion Brazil employees, a Brazilian patient association, and certain Brazilian physicians. The court has not yet ruled on the Federal Public Prosecutor’s request. In July 2016, the Ethics Council of Interfarma fined Aegerion Brazil approximately $0.5 million for violations of the industry association’s Code of Conduct, to which Aegerion Brazil is bound due to its affiliation with Interfarma. Also, the Board of Directors of Interfarma imposed an additional penalty of suspension of Aegerion Brazil’s membership, without suspension of Aegerion Brazil’s membership contribution, for a period of 180 days for Aegerion Brazil to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of its membership in Interfarma if such measures are not implemented. Aegerion Brazil paid approximately $0.5 million related to this fine during the third quarter of 2016. In March 2017, after the suspension period ended, Interfarma’s Board of Directors decided to reintegrate Aegerion Brazil, enabling it to participate regularly in Interfarma activities, subject to meeting certain obligations. Also in July 2016, Aegerion Brazil received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking it to respond to questions related to recent media coverage regarding JUXTAPID and its relationship with a patient association to which Aegerion made donations for patient support.  At this time, the Company does not know whether the inquiries of the Public Prosecutors in Paraná or São José dos Campos will result in the commencement of any formal proceeding against Aegerion, but if Aegerion’s activities in Brazil are found to violate any laws or governmental regulations, Aegerion may be subject to significant civil lawsuits to be filed by the Public Prosecution office, and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, Aegerion could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Quarterly Report, the Company cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on its business and, as a result, no amounts have been recorded for a loss contingency.
Shareholder Class Action Lawsuit
In January 2014, a putative class action lawsuit was filed against Aegerion and certain of its former executive officers in the U.S. District Court for the District of Massachusetts (the "Court") alleging certain misstatements and omissions related to the marketing of JUXTAPID and Aegerion’s financial performance in violation of the federal securities laws. The case is captioned KBC Asset Management NV et al. v. Aegerion Pharmaceuticals, Inc. et al., No. 14-cv-10105-MLW.  On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. Co-lead plaintiffs filed an amended complaint on June 1, 2015. Aegerion filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint.  On September 4, 2015, Aegerion moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading. Oral argument on the motion to strike was held on March 9, 2016. On March 23, 2016, plaintiffs filed a motion for leave to amend.  Aegerion opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement.  On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.  A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation, which the Court granted on August 10, 2016. Through mediation, the co-lead plaintiffs and defendants reached an agreement in principle to settle the litigation on November 29, 2016. On January 17, 2017, the co-lead plaintiffs filed a stipulation of settlement with the Court that contained the settlement terms as agreed upon by the parties, including that Aegerion and its insurance carriers would contribute $22.3 million to a settlement fund for the putative class. The insurance carriers agreed to cover $22.0 million of this amount, with Aegerion responsible for the remainder of $0.3 million. On June 29, 2017, the Court entered an order preliminarily approving the settlement. Aegerion and its insurance carriers have contributed their respective portions of the settlement fund as of July 14, 2017. Class members will have until October 31, 2017, to object to or opt out of the settlement. A fairness hearing is scheduled for November 30, 2017. The proposed settlement remains subject to a number of procedural steps and is subject to final approval by the Court. There is also the possibility that significant numbers of class members may object to or opt out of the proposed settlement. Aegerion has the right to terminate the settlement if a certain percentage of class members elect to opt out of the settlement. Accordingly, the Company cannot predict the outcome of this action or when it will be resolved.  The Company previously recorded a liability of $22.3 million and an insurance proceeds receivable of $22.0 million, representing the current balances at June 30, 2017.

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
Examples of forward-looking statements and information include our statements regarding: the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved or for which our product candidates are being developed; our expectations with respect to reimbursement of our products in the U.S. and elsewhere; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries or regions where we have not yet obtained approval; our plans for further clinical development of our products; the potential for zuretinol to obtain a rare pediatric disease designation and/or priority review voucher, if approved, and our efforts to out-license zuretinol ; our expectations regarding future regulatory filings for our products, including potential marketing approval applications with respect to metreleptin to expand the indication for metreleptin in the U.S.; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it allows us to exclusively develop and commercialize our products and product candidates; our expectations regarding the availability of data and marketing exclusivity for our products in the U.S., the EU, Japan and other countries; our view of potential outcomes of Aegerion’s ongoing Department of Justice ("DOJ") and Securities and Exchange Commission ("SEC") investigations and shareholder litigation, including the terms of the agreements in principle with respect to the investigations and the agreement in principle with respect to the settlement of Aegerion’s shareholder litigation, and investigations in Brazil, and the possible impact and additional consequences of each on our business; our expectations regarding the impact on U.S. sales and patient attrition of JUXTAPID® as a result of the implementation of the modified JUXTAPID Risk Evaluation and Mitigation Strategy program; our expectations regarding our global consolidated tax structure and planning, our ability to achieve tax savings or utilize net operating loss carryforwards and other tax and tax planning activities, including whether we are characterized as a U.S. domestic corporation or passive foreign investment company for U.S. federal income tax purposes; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations and product development opportunities; our ability to successfully integrate the businesses of Aegerion and Novelion; and our ability to manufacture and supply sufficient amounts of our products to meet demand for commercial and clinical supplies.
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
Business Overview
We are a biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. On November 29, 2016, we completed the Merger with Aegerion. We, through Aegerion, have two commercial products:

•
Metreleptin, a recombinant analog of human leptin, is marketed in the United States ("U.S.") under the brand name MYALEPT (metreleptin) for injection ("MYALEPT"). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy ("GL"). In December 2016, we submitted a marketing authorization application ("MAA") to the European Medicines Agency ("EMA") to seek approval for metreleptin, under the brand name MYALEPTA, as replacement therapy to treat complications of leptin deficiency in patients with GL and in a subset of patients with partial lipodystrophy ("PL"). To address a question raised by the EMA in its Day 120 List of Questions (“Day 120 Questions”) regarding the potential risk of medication errors with MYALEPTA due to its current presentation, in July 2017, we proposed to develop new patient administration kits for MYALEPTA, including a revised package leaflet; conduct user testing on the new kits; and provide patients with education and training risk minimization materials as part of the MYALEPTA risk management plan. Given the additional time needed to develop the administration kits and conduct user testing before we submit our formal responses to the Day 120 Questions, we expect a two-month delay in the potential approval date of our MAA. In May 2017, we received feedback from the U.S. Food and Drug Administration ("FDA") that a prospective placebo-controlled study will be required to support a marketing application in the U.S. for the use of metreleptin to treat a subset of the PL indication. We are evaluating next steps and expect to announce our plans later this year. We plan to file for formal regulatory approvals for metreleptin in GL and, subject to EMA feedback on the PL subset indication, the PL subset in early 2018 in other key markets, including Brazil and Colombia. We offer metreleptin through expanded access programs in countries where permitted by applicable regulatory authorities and under applicable laws, and generate revenue in certain markets where named patient sales are permitted based on the approval of metreleptin in the U.S. We plan to use our knowledge of the diverse effects of leptin on various physiologic functions to explore new opportunities for metreleptin as a platform drug to potentially treat patients suffering from a range of low-leptin mediated metabolic diseases. We are evaluating and prioritizing these potential opportunities and plan to provide an update in the second half of 2017.

•
Lomitapide is marketed in the U.S. under the brand name JUXTAPID (lomitapide) capsules ("JUXTAPID"). JUXTAPID is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein ("LDL") apheresis where available, to reduce low-density lipoprotein cholesterol ("LDL-C"), total cholesterol ("TC"), apolipoprotein B ("apo B") and non-high-density lipoprotein cholesterol ("non-HDL-C") in adult patients with homozygous familial hypercholesterolemia ("HoFH"). Lomitapide is approved in the European Union ("EU"), under the brand name LOJUXTA (lomitapide) hard capsules ("LOJUXTA") for the treatment of adult patients with HoFH, as well as in Japan, Canada, and a small number of other countries. In December 2016, Aegerion out-licensed the rights to commercialize LOJUXTA in the EU and certain other jurisdictions to Amryt Pharma plc ("Amryt") and will receive sales milestones and royalties on net sales in those jurisdictions. In December 2016, Aegerion launched JUXTAPID as a treatment for HoFH in Japan, after receiving reimbursement approval. Lomitapide is also sold, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. where such sales are permitted as a result of the approval of lomitapide in the U.S. or the EU. In June 2017, in connection with our implementation of the modified JUXTAPID Risk Evaluation Management Strategy ("REMS") program in the U.S., the FDA approved our proposal to extend the timeframe to December 29, 2017 to meet the requirements concerning recertification of all current JUXTAPID prescribers and pharmacies and completion of a new patient prescriber acknowledgement form and new prescription authorization form for each existing and new JUXTAPID patient, so long as we provide the FDA monthly status reports, including an assessment as to whether our activities are on track to be completed by December 29, 2017, along with other information.

We also have one orphan drug-designated product candidate, zuretinol acetate ("zuretinol"), an oral synthetic retinoid, in late stage development for the treatment of IRD caused by underlying mutations in retinal pigment epithelium protein 65 ("RPE65") and lecithin: retinol acyltransferase ("LRAT") genes, comprising Leber Congenital Amaurosis ("LCA") and Retinitis

Pigmentosa ("RP"). Following a comprehensive pipeline review and prioritization of our products, we intend to focus our resources on developing metreleptin and are currently evaluating options for out-licensing zuretinol. We are also continuing to explore the potential of submitting to the FDA a request for Rare Pediatric Disease Designation for zuretinol for the treatment of IRD. If zuretinol is approved by the FDA after being designated a Rare Pediatric Disease and meets certain additional criteria, it may qualify for a Rare Pediatric Disease Priority Review Voucher. Zuretinol was granted orphan drug designations for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. Both the FDA and EMA have acknowledged that the therapeutic indication of zuretinol for the treatment of IRD (patients phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT genes) falls within these orphan drug designations. The drug has also been granted two Fast Track designations by the FDA for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes.
During the three months ended June 30, 2017, net revenues from lomitapide and metreleptin were $40.9 million, of which $25.9 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $15.0 million was derived from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S. During the six months ended June 30, 2017, net revenues from lomitapide and metreleptin were $70.9 million, of which $48.3 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $22.6 million was derived from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S. As of June 30, 2017, we had approximately $83.3 million in cash and cash equivalents. We have approximately $325.0 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the "Convertible Notes"). See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” section of this Form 10-Q for further information.
In the near-term, we expect that the majority of revenues will continue to be derived from sales of MYALEPT and JUXTAPID in the U.S. We also expect to generate revenues from (i) sales in those countries outside the U.S. in which we have or expect to receive marketing approval, are able to obtain pricing and reimbursement approval at acceptable levels, and elect to commercialize the products, and (ii) sales of both products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of existing approvals in the U.S. or EU. We expect that in the near-term, named patient sales of lomitapide and metreleptin in Brazil will continue to be our second largest source of revenues for each product, on a country-by-country basis. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, and a select number of countries in the EU, including Turkey. We expect net revenue from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to some fluctuations in sales depending on the ordering pattern. We believe the investigations into Aegerion’s activities in Brazil have adversely affected named patient sales of lomitapide and metreleptin in that country. See Part II, Item 1 – “Legal Proceedings” for further information regarding these investigations. In addition, a proceeding is currently pending with the Brazil Supreme Federal Court to decide whether the government has an obligation to continue to provide, on a named patient sales basis, drugs that have not received regulatory and/or pricing and reimbursement approval in Brazil, like JUXTAPID and MYALEPT. The result of the proceeding and other issues could significantly negatively affect product revenues from named patient sales of JUXTAPID and MYALEPT in Brazil. We intend to file for marketing approval in Brazil for both JUXTAPID and MYALEPT by early 2018.
We expect that our near-term efforts will be focused on the following:

•
building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients, and supporting named patient sales of metreleptin in GL in Brazil, particularly in light of local economic challenges and ongoing governmental investigations, and other key countries, including Turkey, where such sales are permitted as a result of the U.S. approval or under local law;

•
preparing for the launch of metreleptin in Europe as a treatment for complications of leptin deficiency in GL patients and a subset of PL, in the event we obtain regulatory, pricing and reimbursement approvals in the EU for metreleptin;

•
evaluating the potential for future clinical development of metreleptin and clinical development pathway in additional indications, including a subset of PL in the U.S. given that we will not be able to secure approval of such indication with the current metreleptin clinical data package, as well as certain other low-leptin mediated metabolic diseases;

•
stabilizing sales of JUXTAPID as a treatment for adult HoFH patients in the U.S. despite competition from PCSK9 inhibitor products, among other factors, which have had a significant adverse impact on sales of JUXTAPID, and gaining market acceptance in the other countries, including Japan, where lomitapide is approved and being commercialized, or may in the future receive approval and be commercialized;

•
managing our costs and expenses to better align with our revenues, and strengthening our capital structure, by, among other things, Aegerion’s potential refinancing of the Convertible Notes, while supporting approved products in a compliant manner;

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

•
implementing the modified JUXTAPID REMS program in the U.S., which includes requirements to recertify all prescribers and pharmacies and a new patient counseling and acknowledgment requirement for existing and new patients, by the new December 29, 2017 implementation deadline, while working to limit adult HoFH patient attrition from JUXTAPID as a result of such new requirements;

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

•	determining the optimal development and business strategy for zuretinol, including potential out-licensing;

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

Investigations and Legal Proceedings
As noted above, Aegerion has been the subject of certain ongoing investigations and other legal proceedings, including investigations of Aegerion’s marketing and sales activities of JUXTAPID by the DOJ and the SEC, an investigation by federal and state authorities in Brazil to determine whether there have been violations of Brazilian laws related to the promotion of JUXTAPID, and a putative class action lawsuit alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws (the "Class Action Litigation"). Aegerion reached agreements in principle with the DOJ and the SEC in May 2016 that provide for Aegerion to pay a fine of $40.0 million, to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetics Act and to enter into a five-year deferred prosecution agreement with regard to charges that it violated the Health Insurance Portability and Accountability Act ("HIPAA") and engaged in obstruction of justice relating to the JUXTAPID REMS program. Aegerion also entered into an agreement in principle with respect to the Class Action Litigation, which provides for a settlement payment by or on behalf of Aegerion of $22.3 million. The insurance carriers agreed to cover $22.0 million of this amount, with Aegerion responsible for the remainder of $0.3 million. See Part II, Item 1 - “Legal Proceedings” for further information regarding these investigations and legal proceedings.
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

Aralez Investment and Distribution. On December 7, 2015, we entered into an Amended and Restated Share Subscription Agreement (the "Amended and Restated Subscription Agreement") with Tribute Pharmaceuticals Canada Inc. ("Tribute"), POZEN Inc. ("POZEN"), Aralez Pharmaceuticals plc, (formally known as "Aguono Limited") (Aralez Ireland), Aralez Pharmaceuticals Inc. ("Aralez Canada"), Deerfield Private Design Fund II, L.P., Deerfield International Master Fund, L.P., Deerfield Partners, L.P. (together "Deerfield"), Broadfin Capital, LLC ("Broadfin") and JW Partners, LP, JW Opportunities Fund, LLC and J.W. Opportunities Master Fund, Ltd. (together the "JW Parties") (Deerfield, Broadfin and the JW Parties are referred to herein collectively as the "Co-Investors"). The Amended and Restated Subscription Agreement amended and restated a share subscription agreement entered into on June 8, 2015 among the Company, Tribute, POZEN, Aralez Ireland, the Co-Investors and certain other investors. Pursuant to the Amended and Restated Subscription Agreement, immediately prior to and contingent upon the consummation of the merger of Tribute and POZEN (the "Aralez Merger"), Tribute agreed to sell to us and the other Co-Investors $75.0 million of the common shares of Tribute (the "Tribute Shares") in a private placement (the “Aralez Investment”) at a purchase price per share equal to: (a) the lesser of (i) $7.20, and (ii) a five percent discount off of the five-day volume weighted average price per share of POZEN common stock calculated over the five trading days immediately preceding the date of closing of the Aralez Merger, not to be less than $6.25 per share; multiplied by (b) the Aralez Merger exchange ratio of 0.1455. Upon consummation of the Aralez Merger on February 5, 2016, the Tribute Shares were exchanged for common shares of Aralez Canada (the "Aralez Shares"). We entered into the transaction contemplated by the Amended and Restated Subscription Agreement for the purpose of returning capital to our shareholders pursuant to a special election distribution, payable, at the election of each shareholder of the Company, in either Aralez Shares (approximately 0.13629 of an Aralez Share for each common share of the Company) or cash, subject to pro-ration (the "Aralez Distribution"), up to a maximum of $15.0 million funded pursuant to the terms of the Backstop Agreement (as described below).
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
Financial Highlights

•	Net revenues were $40.9 million and $70.9 million for the three and six months ended June 30, 2017, respectively, representing revenue from lomitapide and metreleptin.

•	Costs of product sales were $14.3 million and $30.7 million for the three and six months ended June 30, 2017, representing costs of selling lomitapide and metreleptin.

•
Selling, general and administrative expenses increased from $4.5 million in the three months ended June 30, 2016 to $26.5 million in the three months ended June 30, 2017, and from $10.4 million in the six months ended June 30, 2016 to $51.0 million in the six months ended June 30, 2017. This increase was primarily due to our recognition of 100% of Aegerion’s financial performance in the six months ended June 30, 2017 partially offset slightly by a $4.0 million banker advisory fee incurred in a prior year, and not included in the current year, in connection with the completion of the Aralez Investment.

•
Research and development expenses increased from $2.9 million in the three months ended June 30, 2016 to $10.8 million in the three months ended June 30, 2017, and from $5.9 million in the six months ended June 30, 2016 to $20.1 million in the six months ended June 30, 2017. This increase was primarily driven by our recognition of 100% of Aegerion’s financial performance in the six months ended June 30, 2017.

•
We used $26.7 million of net cash from operations for the six months ended June 30, 2017, due largely to a $52.4 million net loss, $6.5 million in nonrecurring payments associated with the Merger, and $0.7 million of changes in other assets and liabilities, offset by non-cash adjustments of $32.9 million. Cash and cash equivalents totaled approximately $83.3 million as of June 30, 2017.

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
Comparison of the Three Months Ended June 30, 2017 and 2016
The following table summarizes the results of our operations for each of the three-month periods ended June 30, 2017 and 2016, together with the changes in those items in thousands of dollars and as a percentage:

	Three Months Ended June 30,
	2017	2016	Change	%
	(in thousands)
Net revenues	$40,877	$—	$40,877	nm
Cost of product sales	14,277	—	14,277	nm
Operating expenses:
Selling, general and administrative	26,514	4,474	22,040	493%
Research and development	10,824	2,929	7,895	270%
Restructuring charges	1,034	—	1,034	nm
Total operating expenses	38,372	7,403	30,969	418%
Loss from operations	(11,772)	(7,403)	(4,369)	59%
Interest (expense) income, net	(9,613)	54	(9,667)	nm
Fair value gain (loss) on investment	—	2,256	(2,256)	—%
Other income (expense), net	75	(22)	97	(441)%
Loss before provision for income taxes	(21,310)	(5,115)	(16,195)	317%
Provision for income taxes	(126)	(5)	(121)	nm
Net loss	$(21,436)	$(5,120)	$(16,316)	319%
Net Revenues

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Metreleptin	$20,164	$—
Lomitapide	20,713	—
Total net revenues	$40,877	$—
Revenues reported for the second quarter of 2017 represented net product sales from sales of metreleptin and lomitapide, and royalties from sales of lomitapide. In the second quarter of 2016, we did not have any commercial products and did not generate any revenue.
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
Metreleptin
We generated revenues from metreleptin of approximately $20.2 million for the three months ended June 30, 2017. Revenue generated was comprised primarily of sales to patients within the U.S., as well as sales made on a named patient basis in Brazil. Revenue for the quarter includes the impact of a one-time increase in net revenue of $2.3 million, representing the cumulative impact of our conversion from the sell-through to the sell-in method of revenue recognition within the U.S. Under the sell-in method of revenue recognition, revenue is recognized when the product is shipped to the distributor, whereas under the sell-through method, revenue is recognized when the product is prescribed to the patient.   Going forward, metreleptin revenue will be recognized under the sell-in method of revenue recognition. See Note 1 for more information. Prospectively, outside of sales generated within the U.S., we expect that prescriptions for named patient sales in Brazil will be our largest source of revenues, on a country-by-country basis. We expect that net revenue from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to some fluctuation in sales depending on the ordering pattern. The future net revenue of metreleptin is highly dependent on our ability to continue to find GL patients and to build market acceptance for MYALEPT in the U.S. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.
Lomitapide
We generated revenues from lomitapide of approximately $20.7 million for the three months ended June 30, 2017. This amount is comprised primarily of sales to patients, and also includes $0.6 million related to royalty income on sales of LOJUXTA. Sales to patients were primarily made within the U.S., as well as in Japan, and on a named patient basis in Brazil and other countries. Future revenues from lomitapide may also be negatively affected by the availability of PCSK9 inhibitor products.

Cost of Product Sales
We recorded costs of product sales of $14.3 million for the three months ended June 30, 2017. During the second quarter of 2016, we did not have any net revenue, and therefore we did not recognize costs of product sales. Costs of product sales in the three months ended June 30, 2017 was primarily comprised of the cost of inventory sold, reserves for excess and obsolete inventory, amortization of acquired product rights, which resulted from the acquisition of Aegerion, and estimated royalties payable related to the sales of metreleptin and lomitapide. We expect cost of product sales for both products to fluctuate consistently with expected changes in net revenue.
Selling, General and Administrative Expenses
During the three months ended June 30, 2017, selling, general and administrative ("SG&A") expenses increased by $22.0 million to $26.5 million, compared to $4.5 million for the same period in 2016. The increase is primarily attributable to our recognition of 100% of Aegerion's SG&A expenses in the three months ended June 30, 2017, which are primarily comprised of employee-related expenses, including stock-based compensation, consulting and litigation expense. This was offset by a $1.2 million decrease in expenses related to historical Novelion operations due to operational efficiencies gained in the current year subsequent to the Merger.
Research and Development Expenses
During the three months ended June 30, 2017, research and development ("R&D") expenditures were $10.8 million compared to $2.9 million for the same period in 2016. The $7.9 million increase is primarily attributable to our recognition of 100% of the R&D expenses of metreleptin and lomitapide in the three months ended June 30, 2017. These are primarily comprised of employee related expenses, including stock-based compensation, as well as pharmacovigilance and consulting expenses for the period. This was offset by a $1.8 million decrease in expenses related to the historical Novelion operations due to operational efficiencies gained in the current year subsequent to the Merger.
Restructuring charges
During the three months ended June 30, 2017, we incurred $1.0 million in restructuring charges primarily related to the integration of the businesses subsequent to the Merger.
Interest Expense, net
Interest expense was $9.6 million in the three months ended June 30, 2017, an increase of $9.7 million as compared to the same period in 2016. Interest expense in the three months ended June 30, 2017 primarily relates to the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. In the prior year, we financed our operations through equity and existing resources and did not hold any debt.
Fair Value Gain on Investment
We recognized a $2.3 million fair value gain on investment for the three months ended June 30, 2016, representing a gain recorded as a result of the mark-to-market of the Aralez shares that we held from March 31, 2016 through June 30, 2016. Refer to Note 3 - Terminated Merger Transactions in the Notes to the Consolidated Financial Statements of the 2016 Form 10-K for further details.
Provision for Income Taxes
Our provision for income taxes was $0.1 million for the three months ended June 30, 2017, an increase of $0.1 million from the same period in 2016. The provision for income taxes consists of current tax expense, which relates primarily to profitable operations in foreign tax jurisdictions.

Comparison of the Six Months Ended June 30, 2017 and 2016
The following table summarizes the results of our operations for each of the six-month periods ended June 30, 2017 and 2016, together with the changes in those items in thousands of dollars and as a percentage:

	Six Months Ended June 30,
	2017	2016	Change	%
	(in thousands)
Net revenues	$70,861	$—	$70,861	nm
Cost of product sales	30,722	—	30,722	nm
Operating expenses:
Selling, general and administrative	50,965	10,410	40,555	390%
Research and development	20,124	5,919	14,205	240%
Restructuring charges	2,485	—	2,485	nm
Total operating expenses	73,574	16,329	57,245	351%
Loss from operations	(33,435)	(16,329)	(17,106)	105%
Interest (expense) income, net	(18,825)	129	(18,954)	nm
Fair value gain (loss) on investment	—	(10,704)	10,704	—%
Other income (expense), net	127	(99)	226	(228)%
Loss before provision for income taxes	(52,133)	(27,003)	(25,130)	93%
Provision for income taxes	(265)	(11)	(254)	nm
Net loss	$(52,398)	$(27,014)	$(25,384)	94%

Net Revenues

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Metreleptin	$34,124	$—
Lomitapide	36,737	—
Total net product sales	$70,861	$—
Revenues reported for the first six months of 2017 represented net product sales and royalties from sales of MYALEPT and JUXTAPID. In the first six months of 2016, we did not have any commercial products and did not generate any revenue.
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
Metreleptin
We generated revenues from metreleptin of approximately $34.1 million for the six months ended June 30, 2017. Revenue generated was comprised primarily of sales to patients within the U.S., as well as sales made on a named patient basis in Brazil. Revenue for the year includes recognition of $2.3 million in the second quarter resulting from changing from the sell-through to the sell-in method of revenue recognition on sales of MYALEPT within the U.S. See Note 1 for more information. Prospectively, outside of sales generated within the U.S., we expect that prescriptions for named patient sales in Brazil will be our largest source of revenues, on a country-by-country basis. We expect that net revenue from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to some fluctuation in sales depending on the ordering pattern. The future net revenue of metreleptin is highly dependent on our ability to continue to find GL patients and to build market acceptance for MYALEPT in the U.S. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Lomitapide
We generated revenues from lomitapide of approximately $36.7 million for the six months ended June 30, 2017. This amount is comprised primarily of sales to patients, and also includes $1.2 million related to royalty income on sales of LOJUXTA. Sales to patients were primarily made within the U.S., as well as in Japan, and on a named patient basis in Brazil and other countries. Future revenues from lomitapide may also be negatively affected by the availability of PCSK9 inhibitor products.

Cost of Product Sales
We recorded costs of product sales of $30.7 million for the six months ended June 30, 2017. During the first six months of 2016, we did not have any net revenue, and therefore we did not recognize costs of product sales. Costs of product sales for the six months ended June 30, 2017 was primarily comprised of the cost of inventory sold, reserves for excess and obsolete inventory, manufacturing and supply chain cost, amortization of acquired product rights, which resulted from the acquisition of Aegerion, and estimated royalties payable related to the sales of metreleptin and lomitapide. We expect cost of product sales for both products to fluctuate consistently with expected changes in net revenue.
Selling, General and Administrative Expenses
During the six months ended June 30, 2017, SG&A expenses increased by $40.6 million to $51.0 million, compared to $10.4 million for the same period in 2016. The increase is primarily attributable to our recognition of 100% of Aegerion's SG&A expenses in the six months ended June 30, 2017, which are primarily comprised of employee-related expenses, including stock-based compensation, and litigation expense. This is partially offset by a prior year $4.0 million banker advisory fee incurred in a prior year and not included in the current year, in connection with the completion of the Aralez Investment and exploration of certain other strategic initiatives.
Research and Development Expenses
During the six months ended June 30, 2017, R&D expenditures were $20.1 million compared to $5.9 million for the same period in 2016. The $14.2 million increase is primarily attributable to our recognition of 100% of the R&D expenses of metreleptin and lomitapide in the six months ended June 30, 2017. These are primarily comprised of employee related expenses, including stock-based compensation, as well as pharmacovigilance and manufacturing costs for the period. This was offset by a $2.4 million decrease in expenses related to the historical Novelion operations due to operational efficiencies gained in the current year subsequent to the Merger.
Restructuring charges
During the six months ended June 30, 2017, we incurred $2.5 million in restructuring charges related to the integration of the business subsequent to the Merger.
Interest Expense, net
Interest expense was $18.8 million in the six months ended June 30, 2017, an increase of $18.9 million as compared to the same period in 2016. Interest expense in the six months ended June 30, 2017 primarily relates to the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. In the prior year, we financed our operations through equity and existing resources and did not hold any debt.
Fair Value Loss on Investment
We recognized a $10.7 million fair value loss on investment for the six months ended June 30, 2016, representing a loss as a result of the mark-to-market of the Aralez shares that we held from the acquisition date of February 15, 2016 through June 30, 2016. Refer to Note 3 - Terminated Merger Transactions in the Notes to the Consolidated Financial Statements of the 2016 Form 10-K for further details.
Provision for Income Taxes
Our provision for income taxes was $0.3 million for the six months ended June 30, 2017, an increase of $0.3 million from the same period in 2016. The provision for income taxes consists of current tax expense, which relates primarily to profitable operations in foreign tax jurisdictions.

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
During the six months ended June 30, 2017, we generated $70.9 million of revenues. As of June 30, 2017, we had $83.3 million in cash and cash equivalents on hand.
Going forward, we expect to fund our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources and proceeds from Aegerion’s potential refinancing of the Convertible Notes, and other potential financing methods, including utilizing equity. We believe that our existing funds, when combined with cash generated from operations, are sufficient to satisfy our operating needs and our working capital, milestone payments, capital expenditure and debt service requirements for at least one year from the date of this Form 10-Q. We may, from time to time, also seek additional funding through strategic alliances, out-licensing activities, and additional equity and debt financings or from other sources, should we identify a significant new opportunity. For information related to certain risks that could negatively impact our financial position or future results of operations and our ability to refinance the Convertible Notes or otherwise obtain financing, see the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Form 10-Q and the 2016 Form 10-K.
Cash Flows
The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(26,697)	$(13,786)
Investing activities	(560)	(3,089)
Financing activities	50	(45,000)
Effect of exchange rates on cash	1,534	(6)
Net decrease in cash and cash equivalents	$(25,673)	$(61,881)

Changes in net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2017 as compared to 2016 were mainly attributable to our recognition of 100% of the cash flow activities of Aegerion, including, among others, cash generated from the net revenue of MYALEPT and JUXTAPID, cash used to maintain inventory of those products, and cash used to support SG&A and R&D activities. In addition, in the prior year, for the six months ended June 30, 2016, we had $45.0 million in cash outflows related to financing activities for the funding of our investment in Aralez, offset by cash inflows of $15.0 million from the sale of Aralez shares.

We expect operating and financing cash flow activities to increase significantly throughout the remainder of 2017 and beyond compared to 2016 and prior periods, as we will incorporate the cash flow activities of Aegerion.

Cash Used in Operating Activities
Net cash used in operating activities was $26.7 million in the six months ended June 30, 2017 compared to $13.8 million for the same period in 2016. The $12.9 million increase in operating cash outflows was primarily attributable to the following:

•	A significant increase in the net loss recognized by the Company quarter over quarter.

•
A negative operating cash flow variance in the six months ended June 30, 2016 of $10.7 million related to a loss recorded based on the mark-to-market adjustment on the Aralez Investment to reflect changes in value from the acquisition date of February 5, 2016 through June 30, 2016.

•
Negative operating cash flows in the six months ended June 30, 2017 as a result of the Merger. These negative operating cash outflows were offset by non-cash expenses, including non-cash interest expense of $15.8 million, the amortization of intangible assets acquired of $12.5 million, and stock-based compensation of $2.5 million.

•
Changes in net working capital, which included, in the six months ended June 30, 2017, a decrease in accounts payable of $8.2 million and an increase in accounts receivable of $4.1 million. This was partially offset by a decrease in inventories of $4.9 million.

Cash Used in Investing Activities

During the six months ended June 30, 2017, cash flows used in investing activities were immaterial. During the six months ended June 30, 2016, cash flows used in investing activities were $3.1 million, primarily consisting of a $3.0 million advance to Aegerion.

Cash Provided By (Used in) Financing Activities
During the six months ended June 30, 2017, cash flows provided by financing activities were immaterial. During the six months ended June 30, 2016, cash flows used in financing activities included $45.0 million of cash used to fund our investment in Aralez and $15.0 million of cash received from the March 17, 2016 sale of 2,400,000 Aralez Shares to the Backstop Purchasers pursuant to the terms of the Backstop Agreement. This $15.0 million of cash was transferred to our transfer agent on March 18, 2016 for the Aralez Distribution.
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

•
the timing and cost of seeking regulatory approvals and conducting potential future clinical development of metreleptin in additional indications, and pursuing possible lifecycle management opportunities for metreleptin, including the timing and cost of securing and supplying drug substance and drug product to support such activities;

•	the timing and terms of potential out-licensing opportunities for zuretinol, or, in the alternative, the timing and cost of conducting potential development of the zuretinol program;

•
gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, where it makes business sense to seek such approval, without significant restrictions, discounts, caps or other cost containment measures, including regulatory and pricing and reimbursement approval of metreleptin in the EU, in connection with which we filed an MAA in the EMA in December 2016;

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
Remediation Efforts
In response to the material weakness described above, management, with the input, oversight, and support of the Audit Committee, identified and took the following steps beginning during the first six months of 2017:

•	Business combination transactions will continue to be considered and evaluated by senior finance management; and

•	Management will seek the advice of outside consultants to assist in the design of precise controls to effectively review and approve business combination transactions.
Changes to Internal Controls over Financial Reporting
During the three months ended June 30, 2017, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for our remediation efforts described above.

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
The preliminary agreements in principle provide for a consolidated monetary package that covers payments due to both the DOJ and the SEC. The consolidated monetary package covers payments due to both the DOJ and the SEC by Aegerion totaling approximately $40.0 million in the aggregate, to be payable over three years, which is updated from the originally proposed five-year payment schedule contemplated when the preliminary agreement in principle was reached in May 2016. Certain outstanding amounts would accrue interest at a rate of 1.75% per annum.  Such payments are subject to acceleration in the event of certain change of control transactions or the sale of JUXTAPID or MYALEPT.  As of June 30, 2017, Aegerion had accrued an aggregate of $40.9 million for the payments to be provided to the DOJ and the SEC under the consolidated monetary package. Additionally, Aegerion paid $1.0 million to settle related employment law and attorneys' fees claims that were accrued at December 31, 2016.
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
In addition, federal and state authorities in Brazil are conducting an investigation to determine whether there have been violations of Brazilian laws related to the promotion of JUXTAPID in Brazil. In June 2017, the Federal Public Prosecutor of the

State of São José dos Campos requested that a Brazilian federal court provide federal investigators with access to the bank records of certain individuals and entities, including Aegerion's subsidiary in Brazil ("Aegerion Brazil"), certain former Aegerion Brazil employees, a Brazilian patient association, and certain Brazilian physicians. The court has not yet ruled on the Federal Public Prosecutor’s request. In July 2016, the Ethics Council of Interfarma fined Aegerion Brazil approximately $0.5 million for violations of the industry association’s Code of Conduct, to which Aegerion Brazil is bound due to its affiliation with Interfarma. Also, the Board of Directors of Interfarma imposed an additional penalty of suspension of Aegerion Brazil’s membership, without suspension of Aegerion Brazil’s membership contribution, for a period of 180 days for Aegerion Brazil to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of our membership in Interfarma if such measures are not implemented. Aegerion Brazil paid approximately $0.5 million related to this fine during the third quarter of 2016. In March 2017, after the suspension period ended, Interfarma’s Board of Directors decided to reintegrate Aegerion Brazil, enabling it to participate regularly in Interfarma activities, subject to meeting certain obligations. Also in July 2016, Aegerion Brazil received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking it to respond to questions related to recent media coverage regarding JUXTAPID and its relationship with a patient association to which Aegerion made donations for patient support.  At this time, we do not know whether the inquiries of the Public Prosecutors in Paraná or São José dos Campos will result in the commencement of any formal proceeding against Aegerion, but if Aegerion’s activities in Brazil are found to violate any laws or governmental regulations, Aegerion may be subject to significant civil lawsuits to be filed by the Public Prosecution office, and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, Aegerion could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Form 10-Q, we cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on our business and, as a result, no amounts have been recorded for a loss contingency.
In January 2014, a putative class action lawsuit was filed against Aegerion and certain of its former executive officers in the U.S. District Court for the District of Massachusetts (the “Court”) alleging certain misstatements and omissions related to the marketing of JUXTAPID and Aegerion’s financial performance in violation of the federal securities laws. The case is captioned KBC Asset Management NV et al. v. Aegerion Pharmaceuticals, Inc. et al., No. 14-cv-10105-MLW.  On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. Co-lead plaintiffs filed an amended complaint on June 1, 2015. Aegerion filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint.  On September 4, 2015, Aegerion moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading. Oral argument on the motion to strike was held on March 9, 2016. On March 23, 2016, plaintiffs filed a motion for leave to amend.  Aegerion opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement.  On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading.  The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs.  A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation, which the Court granted on August 10, 2016.  Through mediation, the co-lead plaintiffs and defendants reached an agreement in principle to settle the litigation on November 29, 2016. On January 17, 2017, the co-lead plaintiffs filed a stipulation of settlement with the Court that contained the settlement terms as agreed upon by the parties, including that Aegerion and its insurance carriers would contribute $22.3 million to a settlement fund for the putative class. The insurance carriers agreed to cover $22.0 million of this amount, with Aegerion responsible for the remainder of $0.3 million. On June 29, 2017, the Court entered an order preliminarily approving the settlement. Aegerion and its insurance carriers have contributed their respective portions of the settlement fund as of July 14, 2017. Class members will have until October 31, 2017, to object to or opt out of the settlement. A fairness hearing is scheduled for November 30, 2017. The proposed settlement remains subject to a number of procedural steps and is subject to final approval by the Court.  There is also the possibility that significant numbers of class members may object to or opt out of the proposed settlement. Aegerion has the right to terminate the settlement if a certain percentage of class members elect to opt out of the settlement. Accordingly, we cannot predict the outcome of this action or when it will be resolved.  We recorded a liability of $22.3 million and an insurance proceeds receivable of $22.0 million as of June 30, 2017.
On September 22, 2015, we commenced an action in the Supreme Court of British Columbia against Valeant Pharmaceuticals International, Inc. for breach of contract under the terms of the asset purchase agreement with Valeant, entered into on September 21, 2012, pursuant to which we sold all of our assets related to Visudyne®, including our Qcellus™ laser and certain other photodynamic therapy intellectual property, with respect to failure to pay a $5.0 million laser earn-out payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the U.S. As of June 30, 2017 and December 31, 2016, no receivable amount has been recorded by us based on management’s assessment of collection risk, the impact of the passage of time and the potential collection costs associated with the Valeant litigation. For additional information, refer to Note 16 - Contingencies, Commitments and Guarantees - Related to the Sale of Visudyne in our 2016 Form 10-K.
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

Not applicable

Item 6.        Exhibit List

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

NOVELION THERAPEUTICS INC.
(Registrant)

Date: August 8, 2017	By:	/s/ Mary Szela
Mary Szela
Chief Executive Officer (principal executive officer) and Director

Date: August 8, 2017	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial and Administrative Officer (principal financial officer)