Form 10-Q
period 2017-09-30
NOVELION THERAPEUTICS INC.
filed 2017-11-09
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
Commission File Number 001-34921

Novelion Therapeutics Inc.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Norton Rose Fulbright
1800 - 510 West Georgia Street, Vancouver, BC V6B OM3 Canada
(Address of principal executive offices, including zip code)
(877) 764-3131
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s Common Stock as of November 3, 2017 was 18,652,368.

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
For periods prior to the closing of the Merger, the discussion in this Form 10-Q relates solely to the historical business and operations of Novelion. Certain portions of this Form 10-Q may contain information that may no longer be material to our business related to Aegerion’s historical operations. Any comparison of pre-Merger Aegerion revenues and operations with ours may not be helpful to an understanding of our results for the three and nine months ended September 30, 2017 or future periods.
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

PART I. FINANCIAL INFORMATION

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$70,501	$108,927
Restricted cash	503	390
Accounts receivable, net	14,516	9,339
Inventories - current	15,711	15,718
Insurance proceeds receivable	22,000	22,000
Prepaid expenses and other current assets	7,641	9,762
Total current assets	130,872	166,136
Inventories - non-current	40,150	59,003
Property and equipment, net	3,450	4,159
Intangible assets, net	231,546	250,324
Other assets	2,303	1,160
Total assets	$408,321	$480,782
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,744	$17,609
Accrued liabilities	40,932	37,180
Provision for legal settlement - current	33,336	64,010
Total current liabilities	90,012	118,799
Long-term liabilities:
Convertible notes, net	249,789	225,584
Provision for legal settlement - non-current	29,714	—
Other liabilities	539	612
Total liabilities	370,054	344,995
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, without par value, 100,000 shares authorized at September 30, 2017 and December 31, 2016; 18,652 and 18,530 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	551,925	551,259
Additional paid-in-capital	72,129	69,149
Accumulated deficit	(689,406)	(587,208)
Accumulated other comprehensive income	103,619	102,587
Total stockholders’ equity	38,267	135,787
Total liabilities and stockholders’ equity	$408,321	$480,782

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$28,669	$—	$99,530	$—
Cost of product sales	29,505	—	60,227	—
Operating expenses
Selling, general and administrative	21,395	3,162	72,360	13,572
Research and development	17,112	2,855	37,236	8,774
Restructuring charges	56	—	2,541	—
Total operating expenses	38,563	6,017	112,137	22,346
Loss from operations	(39,399)	(6,017)	(72,834)	(22,346)
Interest (expense) income, net	(9,897)	110	(28,722)	240
Fair value gain (loss) on investment	—	—	—	(10,704)
Other income (expense), net	49	(144)	176	(244)
Loss before provision for income taxes	(49,247)	(6,051)	(101,380)	(33,054)
(Provision for) recovery of income taxes	(497)	115	(762)	104
Net loss	$(49,744)	$(5,936)	$(102,142)	$(32,950)
Net loss per common share—basic and diluted	$(2.67)	$(0.56)	$(5.49)	$(3.12)
Weighted-average shares outstanding—basic and diluted	18,648	10,565	18,599	10,565

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(49,744)	$(5,936)	$(102,142)	$(32,950)
Other comprehensive income:
Foreign currency translation	(124)	—	1,032	—
Other comprehensive income	(124)	—	1,032	—
Comprehensive loss	$(49,868)	$(5,936)	$(101,110)	$(32,950)

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash used in operating activities
Net loss	$(102,142)	$(32,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,452	85
Amortization of intangible assets	18,778	—
Stock-based compensation	3,419	253
Non-cash interest expense	24,205	—
Provision for inventory excess and obsolescence	18,859	—
Unrealized foreign exchange gain	(195)	233
Gain on sale of long-lived assets	—	42
Fair value loss on investment	—	10,704
Deferred income taxes	106	(252)
Deferred rent	16	—
Changes in assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(5,177)	7
Inventories	1	—
Prepaid expenses and other assets	757	161
Accounts payable	(1,887)	1,603
Accrued liabilities and other liabilities	2,704	(677)
Net cash used in operating activities	(39,104)	(20,791)
Cash used in investing activities
Net proceeds from sales of long-lived assets	—	203
Purchases of property and equipment	(723)	(115)
Loan receivable	—	(3,000)
Net cash used in investing activities	(723)	(2,912)
Cash provided by (used in) financing activities
Issuance of common shares	174	—
Cash distribution to common shareholders	—	(15,000)
Settlement of Backstop Agreement	—	15,000
Aralez investment	—	(45,000)
Net cash provided by (used in) financing activities	174	(45,000)
Exchange rate effect on cash	1,227	(65)
Net decrease in cash and cash equivalents	(38,426)	(68,768)
Cash and cash equivalents, beginning of period	$108,927	$141,824
Cash and cash equivalents, end of period	$70,501	$73,056
Supplemental disclosures of cash flow information
Cash paid for interest	$3,250	$—
Cash paid for taxes	$1,386	$—
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$22	$—

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017
1. Description of Business and Basis of Presentation
Organization
Novelion Therapeutics Inc. is a rare disease biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. Novelion has global operations, two commercial products, lomitapide and metreleptin, and one orphan drug-designated product candidate, zuretinol acetate (“zuretinol”). Lomitapide, which is marketed in the United States ("U.S.") under the brand name JUXTAPID (lomitapide) capsules, is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is also approved in the European Union (“EU”), under the brand name LOJUXTA, for the treatment of adult patients with HoFH, as well as in Japan, Canada, and a small number of other countries. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT (metreleptin for injection). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”). Zuretinol is an oral synthetic retinoid that is in late stage development for the treatment of inherited retinal disease (“IRD”) caused by underlying mutations in RPE65 and LRAT genes, comprising LCA and RP.
On November 29, 2016, Novelion completed the Merger. The nine months ended September 30, 2017 represent the combined operations of the Company and Aegerion. For periods prior to the closing of the Merger on November 29, 2016, the discussion in this Form 10-Q relates to the historical business and operations of Novelion. Certain portions of this Form 10-Q may contain information that may no longer be material to the Company's business related to Aegerion’s historical operations. Any comparison of pre-Merger Aegerion revenues and operations with the Company may not be helpful to an understanding of the Company's results for the nine months ended September 30, 2017 or future periods.
At September 30, 2017, the Company had unrestricted cash of $70.5 million, but incurred a net loss of $102.1 million during the nine months ended September 30, 2017, and used $39.1 million in cash to fund operating activities during the nine months ended September 30, 2017. Of the $39.1 million of cash used in the nine months, $11.1 million was used for the payment of restructuring, merger-related and annual charges. The Company expects to fund its current and planned operating requirements principally through its cash flows from operations, as well as its existing cash resources, and other potential financing methods, including utilizing equity. The Company believes that its existing funds, when combined with cash generated from operations, are sufficient to satisfy its operating needs and its working capital, milestone payments, capital expenditure, debt service requirements and litigation settlements expenditure for at least the next twelve months. The Company may, from time to time, also seek additional funding, primarily designed to fund potential additional indications for metreleptin, through strategic alliances and additional equity and/or debt financings or from other sources, should it identify a significant new opportunity.
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
ASU 2014-09 and related ASUs may be adopted using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to adopt ASU 2014-09 and related ASUs on January 1, 2018. In the fourth quarter of 2016, the Company engaged an external third party to assist with the adoption, has made significant progress in its assessment, and is continuing to evaluate the impact of the expected adoption of ASU 2014-09 and related ASUs on its consolidated financial statements and processes. The Company expects to complete its assessment, identify and implement the necessary changes to its business processes, systems and controls to support revenue recognition and disclosures under the new standard in 2017, and at this time does not anticipate a significant impact to its financial statements upon adoption of the new standard.  However, the assessment is ongoing and further analysis may identify a more significant impact.

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
On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 states that a statement of cash flows should explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, and all updates should be applied using a retrospective transition method. The Company is currently evaluating the impact ASU 2016-18 will have on its consolidated statement of cash flows and does not anticipate that the adoption of ASU 2016-18 will have a material effect on the consolidated financial statements or related disclosures.
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
Revenue Recognition
The Company currently applies the revenue recognition guidance in accordance with FASB ASC Subtopic No. 605-15, Revenue Recognition-Products. The Company recognizes revenue from product sales when there is persuasive evidence that an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collectability is reasonably assured and the Company has no further performance obligations.
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
Lomitapide
In the U.S., JUXTAPID is only available for distribution through a specialty pharmacy. Until the November 2017 transition to the new specialty pharmacy described in the following paragraph, the product was shipped directly to the patient and prior authorization and confirmation of coverage level by a patient’s private insurance plan or government payer were prerequisites to shipment. Revenue from sales in the U.S. covered by the patient’s private insurance plan or government payer was recognized once the product had been received by the patient. For uninsured amounts billed directly to the patient, revenue was recognized at the time of cash receipt as collectability was not reasonably assured at the time the product was received by the patient. To the extent amounts were billed in advance of delivery to the patient, the Company deferred revenue until the product was received by the patient.
In the second quarter of 2017, to improve distribution efficiency, the Company signed a letter of intent for the distribution of JUXTAPID with the same specialty pharmacy that distributes MYALEPT in the U.S. The agreement was signed and finalized in October 2017 and the transition of this distribution model was completed in November 2017. Subsequent to completion of the transition, revenue from the sales of JUXTAPID in the U.S. has been recognized upon product shipment to the distributor (sell-in).
The Company also records revenue on sales in countries where lomitapide is available on a named patient basis, typically paid for by a government authority or institution. In many cases, these sales are processed through a third-party distributor that takes title to the product upon acceptance. Because of factors such as the pricing, the limited number of patients, the short period from product sale to delivery to the end-customer, and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. The Company recognizes revenue for sales under these named patient programs upon product acceptance by the third-party distributor. In the event the payer’s creditworthiness has not been established, the Company recognizes revenue on a cash basis if all other revenue recognition criteria have been met.
The Company records distribution and other fees paid to its distributors as a reduction of revenue. Revenue is recorded net of estimated discounts and rebates, primarily including those provided to Medicare and Medicaid. Allowances are recorded as a reduction of revenue at the time revenues from product sales are recognized. Allowances for government rebates and discounts are established based on the actual payer information, which is reasonably estimable at the time of delivery. These allowances are adjusted to reflect known changes in the factors that may impact such allowances in the quarter those changes are known. To date, such adjustments have not been significant.
From time to time, the Company may provide financial support to patient assistance programs operated by independent charitable 501(c)(3) organizations which assist patients in the U.S. in accessing treatment for HoFH. These patient assistance programs assist HoFH patients according to eligibility criteria defined independently by the charitable organization. The Company records donations made to these patient assistance programs as selling, general and administrative expense. Any payments received from these patient assistance programs on behalf of a patient are recorded as a reduction of selling, general and administrative expense rather than as revenue. As of September 30, 2017, no contributions have been made by the Company.
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
Metreleptin
Sales of metreleptin are facilitated through third-party distributors that take title to the product upon acceptance. Because of factors such as pricing, the limited number of patients, the short period from product sale to delivery to the end-customer, and the limited contractual return rights, these distributors typically only hold inventory to supply specific orders for the product. The Company recognizes revenue for sales upon product acceptance by the third-party distributor. In the event the payer’s creditworthiness has not been established, the Company recognizes revenue on a cash basis if all other revenue recognition criteria have been met.
The Company records distribution and other fees paid to its distributor as a reduction of revenue. Revenue in the U.S. is recorded from sales of MYALEPT net of estimated discounts and rebates, primarily including those provided to Medicare and Medicaid. Allowances for government rebates and discounts are established based on the actual payer information and the government-mandated discounts applicable to government funded programs, which is reasonably estimable at the time of delivery. These allowances are adjusted to reflect known changes in the factors that may impact such estimates in the quarter those changes are known. To date, such adjustments have not been significant.
In the second quarter of 2017, to improve distribution efficiency, the Company signed a letter of intent for the distribution of JUXTAPID with the same specialty pharmacy that distributes MYALEPT in the U.S. The agreement was signed and finalized in October 2017 and the transition to the new distribution model was completed in November 2017. Prior to the second quarter of 2017, due to insufficient historical data to reasonably estimate the gross-to-net adjustments for rebates related to payors and insurance providers at the time of receipt by the distributor, the Company accounted for MYALEPT shipments using a deferred revenue recognition model (sell-through). Under the deferred revenue recognition model, the Company did not recognize revenue upon product shipment. For product shipments, the Company invoiced the distributor, recorded deferred revenue at the gross invoice sales price, classified the cost basis of the product held by the distributor as a separate component of inventory, and recognized revenue when delivered to the patient.
Beginning in the second quarter of 2017, the Company determined that there was sufficient history to reasonably estimate expected rebates, and, to align its existing and anticipated revenue streams of products sold within the U.S., began recognizing sales of MYALEPT upon product shipment to the distributor (sell-in). For the three-month period ended June 30, 2017, the Company recognized a one-time increase in net revenue of $2.3 million resulting from this change in estimate, representing previously deferred product sales.
From time to time, the Company may provide financial support to patient assistance programs operated by independent charitable 501(c)(3) organizations which assist eligible patients in the U.S. in accessing treatment for GL. These patient assistance programs assist GL patients according to eligibility criteria defined independently by the organization. The Company records donations made to these patient assistance programs as selling, general and administrative expense. Any payments received from these patient assistance programs on behalf of a patient are recorded as a reduction of selling, general and administrative expense rather than as revenue. As of September 30, 2017, no contributions have been made by the Company.
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
The Merger was accounted for as a business combination under the acquisition method, with Novelion as the accounting acquirer and Aegerion as the “acquired” company. The acquisition consideration in connection with the Merger was approximately $62.4 million, which the Company allocated to various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, which were finalized during the third quarter of 2017.
The following supplemental unaudited pro forma information presents the financial results as if the Merger had occurred on January 1, 2016 for the three and nine months ended September 30, 2016.

	Three months ended	Nine months ended
(in millions, except for per share information)	September 30, 2016	September 30, 2016
Net revenues	$35.4	$115.6
Net loss	(32.5)	(171.9)
Basic and diluted loss per share	$(3.08)	$(16.27)
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

3. Inventories
The components of inventory are as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Work-in-process	$21,926	$20,219
Finished goods	33,935	54,502
Total	55,861	74,721
Less: Inventories - current	(15,711)	(15,718)
Inventories - non-current	$40,150	$59,003
As part of the Merger, the Company acquired $76.8 million of inventory. A portion of this inventory is classified as non-current at September 30, 2017 based on its forecasted consumption exceeding one year. During the three and nine months ended September 30, 2017, the charge for excess or obsolete inventory in the unaudited condensed consolidated statements of operations was $17.3 million and $18.9 million, respectively, which is derived from projected sales activities, respective product shelf-life and their respective fair value. There was no charge for excess or obsolete inventory in the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2016.
4. Intangible Assets
The Company acquired its definite-lived intangible assets as part of the Merger. The intangible assets are amortized over their estimated useful lives and reviewed for impairment when events and changes in circumstances indicate that the carrying amount may not be recoverable. The Company performed its annual impairment assessment as of December 31, 2016 and determined there was no impairment. In the third quarter of 2017, as a result of changes in the Company's sales forecasts, it was determined that a recoverability test under ASC 360, Property, Plant and Equipment (“ASC 360”) was required. As a result, the Company tested the purchased intangibles to determine if they were recoverable. Based on the sum of the undiscounted cash flows of the related asset groups, the Company concluded that the carrying amount of the purchased intangibles was recoverable and there was no impairment as of September 30, 2017. Additionally, the Company reviewed the useful lives of the purchased intangibles as of September 30, 2017 and believes the useful lives are still considered reasonable.
Intangible asset balances as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology - JUXTAPID	$42,300	$(3,279)	$39,021
Developed technology - MYALEPT	210,158	(17,633)	192,525
Total intangible assets	$252,458	$(20,912)	$231,546

	December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology - JUXTAPID	$42,300	$(328)	$41,972
Developed technology - MYALEPT	210,158	(1,806)	208,352
Total intangible assets	$252,458	$(2,134)	$250,324

Amortization expense was $6.3 million and $18.8 million for the three and nine months ended September 30, 2017, respectively.

At September 30, 2017, the estimated amortization expense of purchased intangibles for future periods is as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining 3 months)	$6,275
2018	25,096
2019	25,096
2020	25,096
2021 and thereafter	149,983
Total intangible assets subject to amortization	$231,546

5. Accrued Liabilities
Accrued liabilities as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued employee compensation and related costs	$6,741	$7,920
Accrued sales allowances	12,074	7,849
Other accrued liabilities	22,117	21,411
Total	$40,932	$37,180

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
The outstanding Convertible Notes balances as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Principal	$324,998	$324,998
Less: debt discount, net	(75,209)	(99,414)
Net carrying amount of Convertible Notes	$249,789	$225,584
The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Contractual interest expense	$1,625	$—	$4,875	$—
Amortization of debt discount	8,399	—	24,205	—
Total	$10,024	$—	$29,080	$—

Future minimum payments under the Convertible Notes are as follows (in thousands):

Years Ending December 31,	Amount
2017 (3 months remaining)	$—
2018	6,500
2019	331,498
337,998
Less amounts representing interest	(13,000)
Less debt discount, net	(75,209)
Net carrying amount of Convertible Notes	$249,789

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
Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3 — Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments at September 30, 2017 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2017
	(in thousands)
Assets:
Money market funds	$30,038	$—	$—	$30,038
Restricted cash	503	—	—	503
Total assets	$30,541	$—	$—	$30,541

The fair value measurements of the Company’s financial instruments at December 31, 2016 is summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
	(in thousands)
Assets:
Money market funds	$68,234	$—	$—	$68,234
Restricted cash	390	—	—	390
Total assets	$68,624	$—	$—	$68,624

The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s share price and share price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at September 30, 2017 and December 31, 2016 was $261.5 million and $240.4 million, respectively. See Note 6 - Convertible Notes, net for further information.
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
8. Restructuring

During the three and nine months ended September 30, 2017, the Company incurred less than $0.1 million and $2.5 million, respectively, in restructuring charges primarily related to the consolidation of similar positions during the integration of the business subsequent to the Merger. The Company accounted for these actions in accordance with ASC 420, Exit or Disposal Cost Obligations. The restructuring charges consisted primarily of severance and benefits costs. No significant additional charges are anticipated relating to this restructuring plan.
The following table sets forth the components of the restructuring charge and payments made against the reserve for the nine months ended September 30, 2017:

Restructuring Charges
(in thousands)
Restructuring balance at December 31, 2016	$—
Costs incurred	2,541
Cash paid	(2,651)
Other adjustments	282
Restructuring balance at September 30, 2017	$172

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

	As of September 30,
	2017	2016
Stock options	1,838	498
Unvested restricted stock units	705	46
Warrants	14,515	—
Convertible notes	1,619	—
Total	18,677	544

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

The Company recorded a provision for income taxes of $0.5 million and $0.8 million for the three and nine months ended September 30, 2017 and a recovery of $0.1 million for the three and nine months ended September 30, 2016, respectively. The provision for income taxes consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions and U.S. alternative minimum tax.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of September 30, 2017, the Company has a full valuation allowance applied against its Canadian, U.S. and Switzerland deferred tax assets.

11. Segment information

The Company currently operates in one business segment, pharmaceuticals, and is focused on the development and commercialization of two commercial products. The Company's CEO is the Company's chief operating decision maker ("CODM"). The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments. Enterprise-wide disclosures about net revenues and long-lived assets by geographic area and information relating to major customers are presented below.

Net Revenues

The following table summarizes total net revenue from external customers by product and by geographic region, based on the location of the customer, for the three months ended September 30, 2017.

	U.S.	Brazil	Other Foreign Countries	Total
	(in thousands)
Lomitapide	$10,304	$—	$4,888	$15,192
Metreleptin	11,311	96	2,070	13,477
Total	$21,615	$96	$6,958	$28,669
The following table summarizes total net revenue from external customers by product and by geographic region, based on the location of the customer, for the nine months ended September 30, 2017.

	U.S.	Brazil	Other Foreign Countries	Total
	(in thousands)
Lomitapide	$32,236	$5,939	$13,755	$51,930
Metreleptin	37,652	5,082	4,866	47,600
Total	$69,888	$11,021	$18,621	$99,530

Net revenues generated from customers outside of the U.S. and Brazil, as listed in the column “Other Foreign Countries,” was primarily derived from revenues in Argentina, Canada, Colombia, Greece, and Japan.

The total net revenues from customers in Canada for the three and nine months ended September 30, 2017 was approximately $0.6 million and $1.6 million, respectively, which related to the sales of lomitapide, and are included in the column “Other Foreign Countries.”

Significant Customers

For the three months ended September 30, 2017, two customers accounted for 75% of the Company’s net revenues, and for the nine months ended September 30, 2017, two customers accounted for 70% of the Company's net revenues. Two customers accounted for 64% of the Company’s September 30, 2017 accounts receivable balance, and one customer accounted for 29% of the Company's December 31, 2016 accounts receivable balance.

Long-lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets. As of September 30, 2017, 100% of the Company's intangible assets were held by Aegerion. Of that, 65% of the intangible assets were attributable to Aegerion's U.S. business, with the remaining 35% attributable to Aegerion's European holding company.
12. Commitments and Contingencies
Upon the Merger, the Company assumed certain assets and liabilities, which had balances at September 30, 2017 as follows (in thousands):

Insurance Proceeds Receivable
Class action lawsuit insurance proceeds	$22,000

Provision for Legal Settlement
Class action lawsuit settlement	$(22,250)
SEC settlement	(4,100)
DOJ settlement	(36,700)
Total provision for legal settlement	$(63,050)

In late 2013, the Company's subsidiary, Aegerion, received a subpoena from the U.S. Department of Justice (the "DOJ"), represented by the U.S. Attorney’s Office in Boston, requesting documents regarding its marketing and sale of JUXTAPID in the U.S., as well as related public disclosures. In late 2014, Aegerion received a subpoena from the U.S. Securities and Exchange Commission (the "SEC") requesting certain information related to Aegerion’s sales activities and disclosures related to JUXTAPID. The SEC also requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether Aegerion’s activities in Brazil violated Brazilian anti-corruption laws, and whether Aegerion’s activities in Brazil violated the Foreign Corrupt Practices Act ("FCPA").

In May 2016, Aegerion reached preliminary agreements in principle with the DOJ and the SEC to resolve their investigations into U.S. commercial activities and disclosures relating to JUXTAPID. On September 22, 2017, Aegerion entered into a series of final agreements (the "Settlement") to resolve investigations being conducted by the DOJ and the SEC regarding these topics. The terms of the final agreements were substantially similar to the preliminary agreements in principle.

In connection with the SEC investigation, Aegerion consented to the entry of a final judgment, on September 25, 2017, in connection with a complaint filed by the SEC without admitting or denying the allegations set forth in the complaint (the "SEC Judgment"). The complaint alleged negligent violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, related to certain statements made by Aegerion in 2013 regarding the conversion rate for JUXTAPID prescriptions. The SEC Judgment provides that Aegerion must pay a civil penalty in the amount of $4.1 million, to be paid in installments over three years, plus interest on any unpaid balance at a rate of 1.75% per annum. Of the $4.1 million, $2.3 million is recorded as a short-term liability and $1.8 million is recorded as a long-term liability. Aegerion’s payment of this civil penalty is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. Aegerion’s payment schedule is also subject to acceleration in the event that Aegerion fails to satisfy its payment obligations under the SEC Judgment. The SEC Judgment was approved by a U.S. District Court judge on September 25, 2017.

In connection with the DOJ investigation, on September 22, 2017, Aegerion entered into a Plea Agreement ("DOJ Plea Agreement"), a Deferred Prosecution Agreement ("DPA"), a Civil Settlement, certain State Settlement Agreements, and a Consent Decree of Permanent Injunction (“FDA Consent Decree”). Under the DOJ Plea Agreement, Aegerion agreed to plead guilty to two misdemeanor misbranding violations of the Federal Food, Drug, and Cosmetic Act. The DOJ Plea Agreement requires Aegerion to pay a criminal fine in the amount of $6.2 million, to be paid in installments over three years, plus interest on any unpaid balance at a rate of 1.75% per annum. Aegerion agreed to pay, in the form of a forfeiture payment, an additional $1 million at the time the Court accepts the DOJ Plea Agreement. Of the total $7.2 million of expected criminal fine, $3.5 million is recorded as a short-term liability and $3.7 million is recorded as a long-term liability. The DOJ Plea Agreement also requires that the Company and Aegerion regularly review and certify compliance with the DOJ Plea Agreement and the FDA Consent Decree. In the event of any material change in Aegerion’s economic circumstances that might affect its ability to pay the fine, Aegerion must notify the Court. In the event that Aegerion fails to satisfy its obligations under the agreement, Aegerion could be subject to additional criminal penalties or prosecution. The DOJ Plea Agreement has not been approved by the U.S. District Court judge. Final approval by the District Court Judge is required in order for the DOJ Plea Agreement to take effect. On October 18, 2017, the District Court judge requested briefing by the parties on why the Court should accept the DOJ Plea Agreement and expressed concern that the Plea Agreement does not allow the Court to alter the sentence.

On September 22, 2017, Aegerion also entered into the DOJ Civil Settlement Agreement to resolve allegations by the DOJ that false claims for JUXTAPID were submitted to governmental healthcare programs. The DOJ Civil Settlement Agreement requires Aegerion to pay a civil settlement in the amount of $28.8 million, which includes $2.7 million designated for certain U.S. states relating to Medicaid expenditures for JUXTAPID, to be paid in installments over three years.  Of the $28.8 million, $4.6 million is recorded as a short-term liability and $24.2 million is recorded as a long-term liability. Aegerion’s payment of this civil settlement amount is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. The DOJ Civil Settlement Agreement is subject to approval by a U.S. District Court judge and may be terminated by Aegerion or the DOJ if Aegerion’s agreed-upon guilty plea pursuant to the DOJ Plea Agreement is not accepted by the Court, or the Court does not impose the agreed-upon sentence for whatever reason, or if the Court does not accept the DPA. In the event that Aegerion fails to satisfy its obligations under the DOJ Civil Settlement Agreement, Aegerion could be subject to additional penalties or litigation.

Aegerion also agreed to enter into the State Settlement Agreements to resolve claims under state law analogues to the federal False Claims Act. The terms of the State Settlement Agreements are substantially similar to those set forth in the DOJ Civil Settlement Agreement. As noted above, participating states will receive up to $2.7 million in the aggregate from the $28.8 million amount paid pursuant to the DOJ Civil Settlement Agreement.

Aegerion continues to cooperate with the DOJ and the SEC with respect to their investigations into the conduct of other individuals regarding commercial activities and disclosures related to JUXTAPID. As part of this cooperation, the DOJ requested documents and information related to donations Aegerion made in 2015 and 2016 to 501(c)(3) organizations that provide financial assistance to patients. In connection with this inquiry, the DOJ may pursue theories that were not resolved pursuant to the Settlement. Other pharmaceutical and biotechnology companies have disclosed similar inquiries regarding donations to patient assistance programs operated by independent charitable 501(c)(3) organizations. Additionally, the Settlement does not resolve the DOJ and SEC inquiries concerning Aegerion’s operations in Brazil.
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
Shareholder Class Action Lawsuit
In January 2014, a putative class action lawsuit was filed against Aegerion and certain of its former executive officers in the U.S. District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and Aegerion’s financial performance in violation of the federal securities laws. The case is captioned KBC Asset Management NV et al. v. Aegerion Pharmaceuticals, Inc. et al., No. 14-cv-10105-MLW. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. Co-lead plaintiffs filed an amended complaint on June 1, 2015. Aegerion filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015. On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint. On September 4, 2015, Aegerion moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading. Oral argument on the motion to strike was held on March 9, 2016. On March 23, 2016, plaintiffs filed a motion for leave to amend. Aegerion opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement. On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading. The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation, which the Court granted on August 10, 2016. Through mediation, the co-lead plaintiffs and defendants reached an agreement in principle to settle the litigation on November 29, 2016. On January 17, 2017, the co-lead plaintiffs filed a stipulation of settlement with the Court that contained the settlement terms as agreed upon by the parties, including that Aegerion and its insurance carriers would contribute $22.3 million to a settlement fund for the putative class. The insurance carriers agreed to cover $22.0 million of this amount, with Aegerion responsible for the remainder of $0.3 million. On June 29, 2017, the Court entered an order preliminarily approving the settlement. Aegerion and its insurance carriers have contributed their respective portions of the settlement fund as of July 14, 2017. Class members had until October 31, 2017, to object to or file objections or postmark requests to opt-out of the settlement. No class members filed objections to the settlement by the October 31 deadline. A fairness hearing is scheduled for November 30,

2017. The proposed settlement remains subject to a number of procedural steps and is subject to final approval by the Court. There is also the possibility that significant numbers of class members may object to or have elected to opt-out of the proposed settlement. Aegerion has the right to terminate the settlement if a certain percentage of class members elect to opt out of the settlement. Accordingly, we express no opinion as to the outcome of this matter. The Company previously recorded a liability of $22.3 million and an insurance proceeds receivable of $22.0 million, representing the current balances at September 30, 2017.

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
Examples of forward-looking statements and information include our statements regarding: the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved or for which our product candidates are being developed; our expectations with respect to reimbursement of our products in the U.S. and elsewhere; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries or regions where we have not yet obtained approval; our plans for further clinical development of our products; the potential for zuretinol to obtain a rare pediatric disease designation and/or priority review voucher, if approved, and our efforts to out-license zuretinol; our expectations regarding future regulatory filings and interactions with regulatory agencies for our products, including potential marketing approval applications with respect to metreleptin to expand the indication for metreleptin in the U.S.; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it allows us to exclusively develop and commercialize our products and product candidates; our expectations regarding the availability of data and marketing exclusivity for our products in the U.S., the EU, Japan and other countries; our view of the potential final outcome of Aegerion’s Department of Justice (the "DOJ") settlement and shareholder litigation, including the terms and final approvals of, and our ability to comply with, the final agreements with respect to the investigations and the settlement of Aegerion’s shareholder litigation, and investigations in Brazil, and the possible impact and additional consequences of each on our business; our expectations regarding the impact on U.S. sales and patient attrition of JUXTAPID as a result of the implementation of the modified JUXTAPID Risk Evaluation and Mitigation Strategy program; our expectations regarding our global consolidated tax structure and planning, our ability to achieve tax savings or utilize net operating loss carryforwards and other tax and tax planning activities, including whether we are characterized as a U.S. domestic corporation or passive foreign investment company for U.S. federal income tax purposes; our forecasts regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations and product development opportunities; our ability to successfully integrate the businesses of Aegerion and Novelion; and our ability to manufacture and supply sufficient amounts of our products to meet demand for commercial and clinical supplies.
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

Business Overview

We are a biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. On November 29, 2016, we completed the Merger with Aegerion. We, through Aegerion, have two commercial products:

•
Lomitapide is marketed in the U.S. under the brand name JUXTAPID (lomitapide) capsules ("JUXTAPID"). JUXTAPID is approved in the United States ("U.S.") as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein ("LDL") apheresis where available, to reduce low-density lipoprotein cholesterol ("LDL-C"), total cholesterol ("TC"), apolipoprotein B ("apo B") and non-high-density lipoprotein cholesterol ("non-HDL-C") in adult patients with homozygous familial hypercholesterolemia ("HoFH"). Lomitapide is approved in the European Union ("EU"), under the brand name LOJUXTA (lomitapide) hard capsules ("LOJUXTA") for the treatment of adult patients with HoFH, as well as in Japan, Canada, and a small number of other countries. In December 2016, Aegerion out-licensed the rights to commercialize LOJUXTA in the EU and certain other jurisdictions to Amryt Pharma plc ("Amryt") and will receive sales milestones and royalties on net sales in those jurisdictions. In December 2016, Aegerion launched JUXTAPID as a treatment for HoFH in Japan, after receiving reimbursement approval. Lomitapide is also sold, on a named patient basis, in Brazil and in a limited number of other countries outside the U.S. where such sales are permitted as a result of the approval of lomitapide in the U.S. or the EU. In June 2017, in connection with our implementation of the modified JUXTAPID Risk Evaluation Management Strategy ("REMS") program in the U.S., the FDA approved our proposal to extend the timeframe to December 29, 2017 to meet the requirements concerning recertification of all current JUXTAPID prescribers and pharmacies and completion of a new patient prescriber acknowledgment form and new prescription authorization form for each existing and new JUXTAPID patient, so long as we provide the FDA monthly status reports, including an assessment as to whether our activities are on track to be completed by December 29, 2017, along with other information.

•
Metreleptin, a recombinant analog of human leptin, is marketed in the U.S. under the brand name MYALEPT (metreleptin) for injection ("MYALEPT"). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy ("GL"). In December 2016, we submitted a marketing authorization application ("MAA") to the European Medicines Agency ("EMA") to seek approval for metreleptin in the EU, under the brand name MYALEPTA, as replacement therapy to treat complications of leptin deficiency in patients with GL and in a subset of patients with partial lipodystrophy ("PL"). To address a question raised by the EMA in its Day 120 List of Questions (“Day 120 Questions”) regarding the potential risk of medication errors with MYALEPTA due to its current presentation, in July 2017, we proposed to develop new patient administration kits for MYALEPTA, including a revised package leaflet; conduct user testing on the new kits; and provide patients with education and training risk minimization materials as part of the MYALEPTA risk management plan. In October 2017, we submitted our responses to the Day 120 Questions, and we expect the EMA to respond with a List of Outstanding Issues in December 2017. Given that we expect the EMA will respond with additional questions in December, and that a meeting with the EMA may be required in the first quarter of 2018, we expect that the potential approval date of our MAA might be delayed until the second quarter of 2018. In May 2017, we received feedback from the U.S. Food and Drug Administration ("FDA") that a prospective placebo-controlled study will be required to support a marketing application in the U.S. for the use of metreleptin to treat a subset of the PL indication, and we are evaluating next steps. We plan to file for formal regulatory approvals for metreleptin in GL and, subject to EMA feedback on the PL subset indication, the PL subset in the second half of 2018 in other key markets, including Brazil and Colombia. We offer metreleptin through expanded access programs in countries where permitted by applicable regulatory authorities and under applicable laws, and generate revenue in certain markets where named patient sales are permitted based on the approval of metreleptin in the U.S. We plan to use our knowledge of the diverse effects of leptin on various physiologic functions to explore new opportunities for metreleptin as a platform drug to potentially treat patients suffering from a range of low-leptin mediated metabolic diseases. We are evaluating and prioritizing these potential opportunities, and reviewing options for raising capital to fund such opportunities, upon which such opportunities are largely dependent.

We also have one orphan drug-designated product candidate, zuretinol acetate ("zuretinol"), an oral synthetic retinoid, in late stage development for the treatment of IRD caused by underlying mutations in retinal pigment epithelium protein 65

("RPE65") and lecithin: retinol acyltransferase ("LRAT") genes, comprising Leber Congenital Amaurosis ("LCA") and Retinitis Pigmentosa ("RP"). Following a comprehensive pipeline review, we intend to focus our resources on developing metreleptin in additional indications, subject to raising sufficient capital to fund such development, and are currently evaluating options for out-licensing zuretinol. We are also continuing to explore the potential of submitting to the FDA a request for Rare Pediatric Disease Designation for zuretinol for the treatment of IRD. If zuretinol is approved by the FDA after being designated a Rare Pediatric Disease and meets certain additional criteria, it may qualify for a Rare Pediatric Disease Priority Review Voucher. Zuretinol was granted orphan drug designations for the treatment of LCA (due to inherited mutations in LRAT or RPE65 genes) and RP (all mutations) by the FDA, and for the treatment of LCA and RP (all mutations) by the EMA. Both the FDA and EMA have acknowledged that the therapeutic indication of zuretinol for the treatment of IRD (patients phenotypically diagnosed as LCA or RP caused by mutations in RPE65 or LRAT genes) falls within these orphan drug designations. The drug has also been granted two Fast Track designations by the FDA for the treatment of LCA and RP due to inherited mutations in the LRAT and RPE65 genes.

During the three months ended September 30, 2017, net revenues from lomitapide and metreleptin were $28.7 million, of which $21.6 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $7.1 million was derived from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S. During the nine months ended September 30, 2017, net revenues from lomitapide and metreleptin were $99.5 million, of which $69.9 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $29.6 million was derived from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S. As of September 30, 2017, we had approximately $70.5 million in cash and cash equivalents. We have approximately $325.0 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the "Convertible Notes"). See the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” section of this Form 10-Q for further information.

In the near-term, we expect that the majority of revenues will continue to be derived from sales of JUXTAPID and MYALEPT in the U.S. We also expect to generate revenues from (i) sales in those countries outside the U.S. in which we have or expect to receive marketing approval, are able to obtain pricing and reimbursement approval at acceptable levels, and elect to commercialize the products, and (ii) sales of both products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of existing approvals in the U.S. or EU. We expect that in the near-term, named patient sales of lomitapide and metreleptin in Brazil will continue to be our second largest source of revenues for each product, on a country-by-country basis. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, and a select number of countries in the EU, including Turkey. We expect net revenue from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to some fluctuations in sales depending on the ordering pattern. We believe the investigations into Aegerion’s activities in Brazil have adversely affected named patient sales of lomitapide and metreleptin in that country. See Part II, Item 1 - “Legal Proceedings” for further information regarding these investigations. In addition, a proceeding is currently pending with the Brazil Supreme Federal Court to decide whether the government has an obligation to continue to provide, on a named patient sales basis, drugs that have not received regulatory and/or pricing and reimbursement approval in Brazil, like lomitapide and metreleptin. In October 2017, a new set of requirements was published in Brazil which has added complexity to the process for the purchase, on a named patient basis, of drugs which have not received regulatory and/or pricing and reimbursement approval in Brazil, like lomitapide and metreleptin, which has, along with the ongoing court proceeding, resulted in delays in the receipt of orders from Brazil for existing lomitapide and metreleptin patients. The result of the proceeding, the recent requirements and other issues could significantly negatively affect product revenues from named patient sales of lomitapide and metreleptin in Brazil. We intend to file for marketing approval in Brazil for both lomitapide and metreleptin in 2018.

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

•
evaluating the potential for future clinical development of metreleptin and clinical development pathway in additional indications, including certain low-leptin mediated metabolic diseases, and working to raise capital to fund the development of such additional indications;

•
managing our costs and expenses to better align with our revenues, and strengthening our capital structure with the primary goal of funding development work for additional indications of metreleptin, by, among other things, Aegerion’s potential refinancing of the Convertible Notes, while supporting approved products in a compliant manner;

•
continuing to support patient access to and reimbursement for our products in the U.S. without significant restrictions, particularly given the availability of PCSK9 inhibitor products in the U.S., which has adversely impacted reimbursement of JUXTAPID, and given the considerable number of eligible JUXTAPID patients in the U.S. who are on Medicare Part D and the significant percentage of such patients who may not be able to afford their out-of-pocket co-payments for our products, given that the only source of financial support for some of the patients may be through patient assistance programs operated by independent charitable 501(c)(3) organizations that may not provide adequate financial assistance;

•
implementing the modified JUXTAPID REMS program in the U.S., which includes requirements to recertify all prescribers and pharmacies and a new patient counseling and acknowledgment requirement for existing and new patients, by the new December 29, 2017 implementation deadline, while working to limit adult HoFH patient attrition from JUXTAPID as a result of such new requirements;

•	supporting the commercialization of JUXTAPID in Japan;

•
continuing to support sales of lomitapide as a treatment for HoFH in Brazil on a named patient basis, particularly in light of the economic challenges, ongoing government investigations, and ongoing court proceeding reviewing the regulatory framework for named patient sales in Brazil, and in other key countries where named patient sales are permitted, despite the availability of PCSK9 inhibitors on a named patient sales basis in such countries;

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

•
gaining regulatory, pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed or for new indications, including obtaining approval of the MAA seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in GL patients and a subset of PL, and seeking approval of metreleptin in Brazil and other key markets as a treatment for complications of leptin deficiency in GL patients, and subject to EMA feedback on the PL subset indication, PL subset patients;

•
preparing for the launch of metreleptin in Europe as a treatment for complications of leptin deficiency in GL patients and a subset of PL, in the event we obtain regulatory, pricing and reimbursement approvals in the EU for metreleptin;

•
Aegerion complying with the various agreements and judgments entered into with the DOJ and SEC in September 2017, including a plea agreement with the DOJ, a civil settlement agreement with the DOJ, separate civil settlement agreements with multiple U.S. states, a final judgment entered in connection with a complaint filed by the SEC, a three-year deferred prosecution agreement with the DOJ, a five-year corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services (the "CIA"), and a civil consent decree with the FDA and the DOJ relating to the JUXTAPID REMS, and managing other ongoing government investigations pertaining to its products;

•
Aegerion receiving final court approval of its proposed criminal plea in accordance with the terms of the DOJ Plea Agreement entered into in September 2017, despite concern expressed by the U.S. District Court judge assigned to the matter about the fact that the Plea Agreement does not allow the court to alter the sentence;

•	Aegerion receiving final court approval of its ongoing securities class action in accordance with the terms of agreement in principle;

•	working on the potential out-license of zuretinol;

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

•
defending challenges to the patents or our claims of exclusivity for lomitapide in the U.S., including against potential generic submission with the FDA with respect to lomitapide; and expanding the intellectual property portfolio for our products; and

•
effectively transitioning distribution of JUXTAPID in the U.S. to the specialty pharmacy that distributes MYALEPT in the U.S., with which Aegerion signed a contract for JUXTAPID distribution in October 2017, without patient drop outs or interruptions or delays to patient prescriptions during the transition process, or similar challenges at the time the use of JUXTAPID by a patient next comes up for review or prior authorization by a payer.

Investigations and Legal Proceedings
As noted above, Aegerion has been the subject of certain investigations and other legal proceedings (some of which remain ongoing), including investigations of Aegerion’s marketing and sales activities of JUXTAPID by the DOJ and the SEC, an investigation by federal and state authorities in Brazil to determine whether there have been violations of Brazilian laws related to the promotion of JUXTAPID, and a putative class action lawsuit alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws (the "Class Action Litigation"). Aegerion entered into agreements with the DOJ and the SEC in September 2017 that provide for Aegerion to pay approximately $40.1 million in criminal fines, civil penalties and settlement amounts (plus interest), to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetics Act and to enter into a five-year deferred prosecution agreement with regard to charges that it violated the Health Insurance Portability and Accountability Act ("HIPAA") and engaged in obstruction of justice relating to the JUXTAPID REMS program. Final court approval is required in order for the proposed DOJ criminal plea agreement and certain of the other agreements to take effect. Aegerion also entered into an agreement in principle with respect to the Class Action Litigation, which provides for a settlement payment by or on behalf of Aegerion of $22.3 million. The insurance carriers agreed to cover $22.0 million of this amount, with Aegerion responsible for the remainder of $0.3 million. See Part II, Item 1 - “Legal Proceedings” for further information regarding these investigations and legal proceedings.
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
Pursuant to the Merger Agreement, we also issued certain warrants to the pre-closing shareholders of Novelion. These warrants (the "Merger Agreement Warrants") may be exercised for up to an aggregate of 11,301,791 Novelion common shares at an exercise price of $0.05 per share if (i) the previously disclosed DOJ and SEC investigations are settled for amounts in excess of $40.0 million and/or (ii) the Class Action Litigation is settled for an amount that exceeds the amounts, if any, available under Aegerion’s director and officer insurance coverage in respect of that matter (together, the negotiated thresholds). The number of Novelion common shares for which the Merger Agreement Warrants may be exercised, if any, will vary based on the extent to which the settlements of the matters described above exceed the negotiated thresholds. The Merger Agreement Warrants will not be exercisable for any shares to the extent any excess in respect of such matters is equal to or less than $1.0 million in the aggregate. Refer to Note 11 - Share Capital in the Notes to the Consolidated Financial Statements included in the 2016 Form 10-K for further details.
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

Financial Highlights

•	Net revenues were $28.7 million and $99.5 million for the three and nine months ended September 30, 2017, respectively, representing revenue from lomitapide and metreleptin.

•
Costs of product sales were $29.5 million and $60.2 million for the three and nine months ended September 30, 2017, representing costs of selling lomitapide and metreleptin and the reserves recorded for excess and obsolete inventory, which are derived from projected sales activities, respective product shelf-life and their respective fair value.

•
Selling, general and administrative expenses increased from $3.2 million in the three months ended September 30, 2016 to $21.4 million in the three months ended September 30, 2017, and from $13.6 million in the nine months ended September 30, 2016 to $72.4 million in the nine months ended September 30, 2017. This increase was primarily due to our recognition of 100% of Aegerion’s financial performance in the nine months ended September 30, 2017 partially offset by a $4.0 million banker advisory fee incurred in the prior year, and not included in the current year, in connection with the completion of the Aralez Investment.

•
Research and development expenses increased from $2.9 million in the three months ended September 30, 2016 to $17.1 million in the three months ended September 30, 2017, and from $8.8 million in the nine months ended September 30, 2016 to $37.2 million in the nine months ended September 30, 2017. This increase was primarily driven by our recognition of 100% of Aegerion’s financial performance in the nine months ended September 30, 2017.

•
We used $39.1 million of net cash from operations for the nine months ended September 30, 2017, due largely to a $102.1 million net loss, $6.9 million in nonrecurring payments associated with the Merger, and $3.6 million used in cash related to the changes in other assets and liabilities, offset by non-cash adjustments of $66.6 million. Cash and cash equivalents totaled approximately $70.5 million as of September 30, 2017.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.
While our significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies in the Notes to the consolidated financial statements appearing in the “Consolidated Financial Statements and Supplementary Data” section of the 2016 Form 10-K, we believe that the accounting policy related to Purchase Price Allocation for Business Combinations is the most critical to aid you in fully understanding and evaluating our reported financial results, and affecting the more significant judgments and estimates that we use in the preparation of our unaudited condensed consolidated financial statements.
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
The models used to estimate the fair values of acquired inventory and intangible assets incorporate significant assumptions, including, but not limited to: assumptions regarding the probability of obtaining marketing approval; estimated selling price, estimates of the timing and amount of future cash flows from potential product sales and related expenses; and the appropriate discount rate selected to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle and the competitive trends impacting the assets, including consideration of any technical, legal, regulatory or economic barrier to entry as well as expected changes in standards of practice for indications addressed by the asset and tax rates.

Recently Issued and Recently Adopted Accounting Standards
See Note 1 - Description of Business and Basis of Presentation in the Notes to the unaudited condensed consolidated financial statements for a discussion of recently adopted and new accounting pronouncements.

Results of Operations
On November 29, 2016, we completed the Merger. As a result, we expect that revenues, cost of product sales, selling, general and administrative and research and development expenses and interest expense will increase significantly in 2017 and beyond compared to 2016.
Comparison of the Three Months Ended September 30, 2017 and 2016
The following table summarizes the results of our operations for each of the three-month periods ended September 30, 2017 and 2016, together with the changes in those items in thousands of dollars and as a percentage:

	Three Months Ended September 30,
	2017	2016	Change	%
	(in thousands)
Net revenues	$28,669	$—	$28,669	nm
Cost of product sales	29,505	—	29,505	nm
Operating expenses:
Selling, general and administrative	21,395	3,162	18,233	577%
Research and development	17,112	2,855	14,257	499%
Restructuring charges	56	—	56	nm
Total operating expenses	38,563	6,017	32,546	541%
Loss from operations	(39,399)	(6,017)	(33,382)	555%
Interest (expense) income, net	(9,897)	110	(10,007)	nm
Other income (expense), net	49	(144)	193	(134)%
Loss before provision for income taxes	(49,247)	(6,051)	(43,196)	714%
(Provision for) recovery of income taxes	(497)	115	(612)	(532)%
Net loss	$(49,744)	$(5,936)	$(43,808)	738%
Net Revenues

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Lomitapide	$15,192	$—
Metreleptin	13,477	—
Total net revenues	$28,669	$—

Revenues reported for the third quarter of 2017 represented net product sales from sales of lomitapide and metreleptin, and royalties from sales of lomitapide made by our sublicensee in the EU and other territories. In the third quarter of 2016, we did not have any commercial products and did not generate any revenue.

Prospectively, we expect that named patient sales in Brazil for lomitapide and metreleptin will continue to be our largest source of revenues, on a country-by-country basis, in the short-term, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to some fluctuation in sales depending on the ordering pattern. The ongoing court proceeding and a new set of requirements published in Brazil regarding the purchase of drugs on a named patient basis have resulted in delays in the receipt of orders from Brazil for our products.

Lomitapide

We generated revenues from lomitapide of approximately $15.2 million for the three months ended September 30, 2017. This amount is comprised primarily of sales to patients, and includes $0.5 million related to royalty income on sales of LOJUXTA. Sales to patients were primarily made within the U.S., as well as in Japan, and on a named patient basis in other foreign countries. Future revenues from lomitapide may be negatively affected by the availability of PCSK9 inhibitor products.

Metreleptin

We generated revenues from metreleptin of approximately $13.5 million for the three months ended September 30, 2017. Revenue generated was primarily comprised of sales to patients within the U.S., as well as sales made on a named patient basis in France and Turkey. The future net revenue of metreleptin is highly dependent on our ability to continue to find GL patients, to continue to build market acceptance for MYALEPT in the U.S. and obtaining market authorization for MYALEPT in the EU and developing metreleptin in additional indications, which is dependent on our ability to raise capital to fund the costs of such development. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $29.5 million for the three months ended September 30, 2017. During the third quarter of 2016, we did not have any net revenue, and therefore we did not recognize cost of product sales. Cost of product sales in the three months ended September 30, 2017 was primarily comprised of $17.3 million reserves recorded for excess and obsolete inventory, which are derived from projected sales activities, respective product shelf-life and their respective fair value. Additionally, cost of product sales was also comprised of the cost of inventory sold, amortization of acquired product rights, which resulted from the acquisition of Aegerion, and estimated royalties payable related to the sales of metreleptin and lomitapide. We expect cost of product sales for both products to fluctuate consistently with expected changes in net revenue. To the extent our actual sales or subsequent sale forecasts decrease, we could be required to record additional inventory reserves in future periods, which could have a material negative impact on our gross margin.

Selling, General and Administrative Expenses

During the three months ended September 30, 2017, selling, general and administrative ("SG&A") expenses increased by $18.2 million to $21.4 million, compared to $3.2 million for the same period in 2016. The increase is primarily attributable to our recognition of 100% of Aegerion's SG&A expenses in the three months ended September 30, 2017, which are primarily comprised of employee-related expenses, including stock-based compensation, as well as infrastructure, consulting and litigation expense.

Research and Development Expenses

During the three months ended September 30, 2017, research and development ("R&D") expenditures were $17.1 million compared to $2.9 million for the same period in 2016. The $14.2 million increase is primarily attributable to our recognition of 100% of the R&D expenses of metreleptin and lomitapide in the three months ended September 30, 2017. These are primarily comprised of employee related expenses, including stock-based compensation, as well as pharmacovigilance and consulting expenses for the period. This was offset by a $2.8 million decrease in expenses related to the historical Novelion operations due to operational efficiencies gained in the current year subsequent to the Merger and the lower spending on the Novelion clinical activities.

Restructuring charges

During the three months ended September 30, 2017, we incurred less than $0.1 million in restructuring charges, primarily related to the integration of the businesses subsequent to the Merger. We do not anticipate that we will incur any additional material charges.

Interest Expense, net

Interest expense, net was $9.9 million in the three months ended September 30, 2017, an increase of $10.0 million as compared to the same period in 2016. Interest expense in the three months ended September 30, 2017 primarily relates to the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. In the prior year, we financed our operations through equity and existing resources and did not hold any debt.

Provision for Income Taxes

Our provision for income taxes was $0.5 million for the three months ended September 30, 2017, an increase of $0.6 million from the same period in 2016. The provision for income taxes consists of current tax expense, which relates primarily to profitable operations in foreign tax jurisdictions and U.S. alternative minimum tax.
Comparison of the Nine Months Ended September 30, 2017 and 2016
The following table summarizes the results of our operations for each of the nine-month periods ended September 30, 2017 and 2016, together with the changes in those items in thousands of dollars and as a percentage:

	Nine Months Ended September 30,
	2017	2016	Change	%
	(in thousands)
Net revenues	$99,530	$—	$99,530	nm
Cost of product sales	60,227	—	60,227	nm
Operating expenses:
Selling, general and administrative	72,360	13,572	58,788	433%
Research and development	37,236	8,774	28,462	324%
Restructuring charges	2,541	—	2,541	nm
Total operating expenses	112,137	22,346	89,791	402%
Loss from operations	(72,834)	(22,346)	(50,488)	226%
Interest (expense) income, net	(28,722)	240	(28,962)	nm
Fair value gain (loss) on investment	—	(10,704)	10,704	—%
Other income (expense), net	176	(244)	420	(172)%
Loss before provision for income taxes	(101,380)	(33,054)	(68,326)	207%
(Provision for) recovery of income taxes	(762)	104	(866)	(833)%
Net loss	$(102,142)	$(32,950)	$(69,192)	210%

Net Revenues

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Lomitapide	$51,930	$—
Metreleptin	47,600	—
Total net product sales	$99,530	$—

Revenues reported for the first nine months of 2017 represented net product sales and royalties from sales of lomitapide and metreleptin. In the first nine months of 2016, we did not have any commercial products and did not generate any revenue.

Prospectively, we expect that named patient sales in Brazil for lomitapide and metreleptin will continue to be our largest source of revenues, on a country-by-country basis, in the short-term, outside the U.S. However, we expect that net product sales from named patient sales in Brazil will fluctuate quarter-over-quarter given that orders for named patient sales are typically for multiple months of therapy which can lead to some fluctuation in sales depending on the ordering pattern. The ongoing court proceeding and a new set of requirements published in Brazil regarding the purchase of drugs on a named patient basis have resulted in delays in the receipt of orders from Brazil for our products.

Lomitapide

We generated revenues from lomitapide of approximately $51.9 million for the nine months ended September 30, 2017. This amount is comprised primarily of sales to patients, and includes $1.7 million related to royalty income on sales of LOJUXTA. Sales to patients were primarily made within the U.S., as well as in Japan, and on a named patient basis in Brazil and other countries. Future revenues from lomitapide may be negatively affected by the availability of PCSK9 inhibitor products.

Metreleptin

We generated revenues from metreleptin of approximately $47.6 million for the nine months ended September 30, 2017. Revenue generated was comprised primarily of sales to patients within the U.S., as well as sales made on a named patient basis in Brazil. Revenue for the nine months of 2017 includes recognition of $2.3 million in the second quarter resulting from changing revenue recognition on sales of MYALEPT within the U.S from the sell-through to the sell-in method. Under the sell-in method of revenue recognition, revenue is recognized when the product is shipped to the distributor, whereas under the sell-through method, revenue is recognized when the product is prescribed to the patient. Going forward, metreleptin revenue will be recognized under the sell-in method of revenue recognition. See Note 1 for more information. The future net revenue of metreleptin is highly dependent on our ability to continue to find GL patients, to continue to build market acceptance for MYALEPT in the U.S. and obtaining market authorization for MYALEPT in the EU and developing metreleptin in additional indications, which is dependent on our ability to raise capital to fund the costs of such development. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact in future quarters. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

We recorded cost of product sales of $60.2 million for the nine months ended September 30, 2017. During the first nine months of 2016, we did not have any net revenue, and therefore we did not recognize cost of product sales. Cost of product sales for the nine months ended September 30, 2017 was primarily comprised of $18.9 million reserves recorded for excess and obsolete inventory, which are derived from projected sales activities, respective product shelf-life and their respective fair value. Additionally, cost of product sales was also comprised of the cost of inventory sold, amortization of acquired product rights, which resulted from the acquisition of Aegerion, and estimated royalties payable related to the sales of metreleptin and lomitapide. We expect cost of product sales for both products to fluctuate consistently with expected changes in net revenue. To the extent the our actual sales or subsequent sale forecasts decrease, we could be required to record additional inventory reserves in future periods, which could have a material negative impact on our gross margin.

Selling, General and Administrative Expenses

During the nine months ended September 30, 2017, SG&A expenses increased by $58.8 million to $72.4 million, compared to $13.6 million for the same period in 2016. The increase is primarily attributable to our recognition of 100% of Aegerion's SG&A expenses in the nine months ended September 30, 2017, which are primarily comprised of employee-related expenses, including stock-based compensation, as well as infrastructure, consulting, and litigation expense. This is partially offset by a $4.0 million banker advisory fee incurred in a prior year and not included in the current year, in connection with the completion of the Aralez Investment and exploration of certain other strategic initiatives.

Research and Development Expenses

During the nine months ended September 30, 2017, R&D expenditures were $37.2 million compared to $8.8 million for the same period in 2016. The $28.4 million increase is primarily attributable to our recognition of 100% of the R&D expenses of metreleptin and lomitapide in the nine months ended September 30, 2017. These are primarily comprised of employee related expenses, including stock-based compensation, as well as pharmacovigilance and manufacturing costs for the period. This was offset by a $5.1 million decrease in expenses related to the historical Novelion operations due to operational efficiencies gained in the current year subsequent to the Merger, as well as the lower spending on the Novelion clinical activities.

Restructuring charges

During the nine months ended September 30, 2017, we incurred $2.5 million in restructuring charges related to the integration of the business subsequent to the Merger. We do not anticipate that we will incur any additional material charges.

Interest Expense, net

Interest expense, net was $28.7 million in the nine months ended September 30, 2017, an increase of $28.9 million as compared to the same period in 2016. Interest expense in the nine months ended September 30, 2017 primarily relates to the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. In the prior year, we financed our operations through equity and existing resources and did not hold any debt.

Fair Value Loss on Investment

We recognized a $10.7 million fair value loss on investment for the nine months ended September 30, 2016, representing a loss as a result of the mark-to-market of the Aralez shares that we held from the acquisition date of February 15, 2016 through September 30, 2016. However, no such event occurred in the same period for 2017. Refer to Note 3 - Terminated Merger Transactions in the Notes to the Consolidated Financial Statements of the 2016 Form 10-K for further details.

Provision for Income Taxes

Our provision for income taxes was $0.8 million for the nine months ended September 30, 2017, an increase of $0.9 million from the same period in 2016. The provision for income taxes consists of current tax expense, which relates primarily to profitable operations in foreign tax jurisdictions and U.S. alternative minimum tax.

Liquidity and Capital Resources

General

We have historically financed our operating and capital expenditures through existing cash resources. As a result of the Merger, we now have, through Aegerion, two commercial products, lomitapide and metreleptin, which generate revenues. In connection with the Merger, we entered into the Unit Subscription Agreement with the Investors. The aggregate consideration received pursuant to the Unit Subscription Agreement was approximately $21.8 million. In August 2014, Aegerion issued the Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. Aegerion’s ability to refinance this indebtedness, if it elects to do so, will depend on the capital markets and our financial condition on a consolidated basis. In addition, as further described below in Part II, Item 1 - “Legal Proceedings,” Aegerion entered into agreements with the DOJ and SEC in September 2017 that provide for Aegerion to pay approximately $40.1 million in criminal fines, civil penalties and settlement amounts (plus interest), to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetics Act and to enter into a five-year deferred prosecution agreement with regard to charges that it violated the Health Insurance Portability and Accountability Act ("HIPAA") and engaged in obstruction of justice relating to the JUXTAPID REMS program. Final court approval is required in order for the proposed DOJ criminal plea agreement and certain of the other agreements to take effect.

During the nine months ended September 30, 2017, we generated $99.5 million of revenues. As of September 30, 2017, we had $70.5 million in cash and cash equivalents on hand.

Going forward, we expect to fund our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources and proceeds from Aegerion’s potential refinancing of the Convertible Notes, and other potential financing methods, including utilizing debt and/or equity. We believe that our existing funds, when combined with cash generated from operations, are sufficient to satisfy our operating needs and our working capital, milestone payments, capital expenditure and debt service requirements for at least one year from the date of this Form 10-Q. We may, from time to time, also seek additional funding, primarily for the purpose of developing potential additional indications of metreleptin, through strategic alliances, out-licensing activities, and additional equity and/or debt financings or from other sources, should we identify strategic needs or opportunities. For information related to certain risks that could negatively impact our financial position or future results of operations and our ability to refinance the Convertible Notes or otherwise obtain financing, see the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this Form 10-Q and the 2016 Form 10-K.

Cash Flows

The following table sets forth the major sources and uses of cash and cash equivalents for the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(39,104)	$(20,791)
Investing activities	(723)	(2,912)
Financing activities	174	(45,000)
Effect of exchange rates on cash	1,227	(65)
Net decrease in cash and cash equivalents	$(38,426)	$(68,768)

Changes in net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2017 as compared to 2016 were mainly attributable to our recognition of 100% of the cash flow activities of Aegerion, including, among others, cash generated from the net revenue of JUXTAPID and MYALEPT, cash used to maintain inventory of those products, and cash used to support SG&A and R&D activities. In addition, in the prior year, for the nine months ended September 30, 2016, we had $45.0 million in cash outflows related to financing activities for the funding of our investment in Aralez, offset by cash inflows of $15.0 million from the sale of Aralez shares.

We expect operating and financing cash flow activities to increase significantly throughout the remainder of 2017 and beyond compared to 2016 and prior periods, as we will incorporate the cash flow activities of Aegerion.

Cash Used in Operating Activities

Net cash used in operating activities was $39.1 million in the nine months ended September 30, 2017 compared to $20.8 million for the same period in 2016. The $18.3 million increase in operating cash outflows was primarily attributable to the following:

•	A significant increase in the net loss recognized by the Company quarter over quarter.

•
A negative operating cash flow variance in the nine months ended September 30, 2016 of $10.7 million related to a loss recorded based on the mark-to-market adjustment on the Aralez Investment to reflect changes in value from the acquisition date of February 5, 2016 through September 30, 2016.

•
Negative operating cash flows in the nine months ended September 30, 2017 as a result of the Merger. These negative operating cash outflows were offset by non-cash expenses, including non-cash interest expense of $24.2 million, the amortization of intangible assets acquired of $18.8 million, the reserves for excess and obsolete inventory of $18.9 million, which are derived from projected sales activities, respective product shelf-life and their respective fair value, and stock-based compensation of $3.4 million.

•
Changes in net working capital, which included, in the nine months ended September 30, 2017, a decrease in cash of $38.4 million and legal settlement of $30.7 million, offset by an increase in accounts receivable of $5.2 million and accrued liabilities of $3.4 million.

Cash Used in Investing Activities

During the nine months ended September 30, 2017, cash flows used in investing activities were immaterial. During the nine months ended September 30, 2016, cash flows used in investing activities were $2.9 million, primarily consisting of a $3.0 million advance to Aegerion.

Cash Provided By (Used in) Financing Activities

During the nine months ended September 30, 2017, cash flows provided by financing activities were immaterial. During the nine months ended September 30, 2016, cash flows used in financing activities included $45.0 million of cash used to fund our investment in Aralez and $15.0 million of cash received from the March 17, 2016 sale of 2,400,000 Aralez Shares to the Backstop Purchasers pursuant to the terms of the Backstop Agreement. This $15.0 million of cash was transferred to our transfer agent on March 18, 2016 for the Aralez Distribution.

Future Funding Requirements

Our need to raise additional capital in the future, and the size of any such financings, will depend on many factors, including:

•
the timing and cost of seeking regulatory approvals and conducting potential future clinical development of metreleptin in additional indications, including the timing and cost of securing and supplying drug substance and drug product to support such activities, and the timing and cost of activities related to pursuing additional indications, such as those related to potential improvements to the manufacturing, supply, formulation, and method of delivery of metreleptin;

•	the timing and costs of satisfying our debt obligations, including interest payments and any amounts due upon the maturity of such debt, including under the Convertible Notes;

•	the success of our commercialization efforts and the level of revenues generated from sales of lomitapide and metreleptin in the U.S.;

•
the level of revenue received from named patient sales of lomitapide and metreleptin in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. approval of such products or EU approval of lomitapide, particularly in light of the availability of a PCSK9 inhibitor product in Brazil, the recently published Brazilian requirements for named patient sales, and the ongoing court proceedings in Brazil reviewing the regulatory framework for named patient sales;

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

•
the status of government investigations and lawsuits, including the disclosure of possible or actual outcomes, including regarding the agreements that have been reached with the DOJ and the SEC, and the status of the final approvals of such agreements;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;

•
the costs associated with government investigations and lawsuits, including any damages, settlement amounts, fines or other payments, or implementation of compliance related agreements or consent decrees, that may result from settlements or enforcement actions related to government investigations or whether we are successful in our efforts to defend ourselves in, or to settle on acceptable terms, ongoing or future litigation;

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Form 10-Q, as well as Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2016 Form 10-K. There have been no material changes with respect to the information in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our 2016 Form 10-K.

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

Remediation Efforts

In response to the material weakness described above, management, with the input, oversight, and support of the Audit Committee, identified and took the following steps beginning during the first nine months of 2017:

•	Business combination transactions will continue to be considered and evaluated by senior finance management; and

•	Management will seek the advice of outside consultants to assist in the design of precise controls to effectively review and approve business combination transactions.

Changes to Internal Controls over Financial Reporting

During the three months ended September 30, 2017, there were no changes made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for our remediation efforts described above.

PART II — OTHER INFORMATION
Item 1.         Legal Proceedings

In late 2013, the Company's subsidiary, Aegerion, received a subpoena from the DOJ, represented by the U.S. Attorney’s Office in Boston, requesting documents regarding its marketing and sale of JUXTAPID in the U.S., as well as related public disclosures. In late 2014, Aegerion received a subpoena from the SEC requesting certain information related to Aegerion’s sales activities and disclosures related to JUXTAPID. The SEC also requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether Aegerion’s activities in Brazil violated Brazilian anti-corruption laws, and whether Aegerion’s activities in Brazil violated the FCPA.

In May 2016, Aegerion reached preliminary agreements in principle with the DOJ and the SEC to resolve their investigations into U.S. commercial activities and disclosures relating to JUXTAPID. On September 22, 2017, Aegerion entered into a series of final agreements to resolve investigations being conducted by the DOJ and the SEC regarding these topics. The terms of the final agreements were substantially similar to the preliminary agreements in principle.

In connection with the SEC investigation, Aegerion consented to the entry of a final judgment, on September 25, 2017, in connection with a complaint filed by the SEC on September 22, 2017 without admitting or denying the allegations set forth in the complaint (the "SEC Judgment"). The complaint alleged negligent violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, related to certain statements made by Aegerion in 2013 regarding the conversion rate for JUXTAPID prescriptions. The SEC Judgment provides that Aegerion must pay a civil penalty in the amount of $4.1 million, to be paid in installments over three years, plus interest on any unpaid balance at a rate of 1.75% per annum. Aegerion’s payment of this civil penalty is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. Aegerion’s payment schedule is also subject to acceleration in the event that Aegerion fails to satisfy its payment obligations under the SEC Judgment. The SEC Judgment was approved by a U.S. District Court judge on September 25, 2017.

In connection with the DOJ investigation, Aegerion entered into a Plea Agreement, a Deferred Prosecution Agreement ("DPA"), a Civil Settlement, certain State Settlement Agreements, and a Consent Decree of Permanent Injunction (“FDA Consent Decree”). Under the DOJ Plea Agreement, Aegerion agreed to plead guilty to two misdemeanor misbranding violations of the Federal Food, Drug, and Cosmetic Act. The DOJ Plea Agreement requires Aegerion to pay a criminal fine in the amount of $6.2 million, to be paid in installments over three years, plus interest on any unpaid balance at a rate of 1.75% per annum. Aegerion agreed to pay, in the form of a forfeiture payment, an additional $1 million at the time the Court accepts the DOJ Plea Agreement. The DOJ Plea Agreement also requires that the Company and Aegerion regularly review and certify compliance with the DOJ Plea Agreement and the FDA Consent Decree. In the event of any material change in Aegerion’s economic circumstances that might affect its ability to pay the fine, Aegerion must notify the Court. In the event that Aegerion fails to satisfy its obligations under the agreement, Aegerion could be subject to additional criminal penalties or prosecution. The DOJ Plea Agreement has not been approved by the U.S. District Court judge. Final approval by the District Court Judge is required in order for the DOJ Plea Agreement to take effect. On October 18, 2017, the District Court judge requested briefing by the parties on why the Court should accept the DOJ Plea Agreement and expressed his concern that the Plea Agreement does not allow the Court to alter the sentence.

Under the terms of the DPA, Aegerion admitted it engaged in conduct that constituted a conspiracy to violate the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The DPA provides that Aegerion must continue to cooperate fully with the DOJ concerning its investigation into other individuals or entities. The DPA provides that Aegerion must maintain a robust Compliance and Ethics Program (as defined in the DPA) that consists of, among other things, a designated Compliance Officer and Compliance Committee; written compliance policies and procedures; a training program focused on Aegerion’s compliance policies and procedures; a disclosure program to allow individuals to report potential legal and/or compliance violations, including violations of HIPAA; a non-retaliation policy; and a monitoring and auditing program. Under the DPA, Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of its Compliance and Ethics Program, provide certifications to the DOJ that the program is believed to be effective and notify the DOJ of any probable violations of HIPAA. In the event Aegerion breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against Aegerion and/or seeking to impose stipulated penalties against Aegerion. The DPA is subject to review and supervision by a U.S. District Court judge.

Aegerion also entered into the DOJ Civil Settlement Agreement to resolve allegations by the DOJ that false claims for JUXTAPID were submitted to governmental healthcare programs. The DOJ Civil Settlement Agreement requires Aegerion to pay a civil settlement in the amount of $28.8 million, which includes $2.7 million designated for certain U.S. states relating to Medicaid expenditures for JUXTAPID, to be paid in installments over three years. Aegerion’s payment of this civil settlement amount is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. The DOJ Civil Settlement Agreement is subject to approval by a U.S. District Court judge and may be terminated by Aegerion or the DOJ if Aegerion’s agreed-upon guilty Plea pursuant to the DOJ Plea Agreement is not accepted by the Court, or the Court does not impose the agreed-upon sentence for whatever reason, or if the Court does not accept the DPA. In the event that Aegerion fails to satisfy its obligations under the DOJ Civil Settlement Agreement, Aegerion could be subject to additional penalties or litigation.

Aegerion also agreed to enter into the State Settlement Agreements to resolve claims under state law analogues to the federal False Claims Act. The terms of the State Settlement Agreements are substantially similar to those set forth in the DOJ Civil Settlement Agreement. As noted above, participating states will receive up to $2.7 million in the aggregate from the $28.8 million amount paid pursuant to the DOJ Civil Settlement Agreement.

Aegerion also agreed to the FDA Consent Decree with the DOJ and the FDA to resolve a separate civil complaint alleging that the company violated the Federal Food, Drug, and Cosmetic Act by failing to comply with the JUXTAPID Risk Evaluation Management Strategy (“REMS”) program and the requirement to provide adequate directions for all of the uses for which it distributed JUXTAPID. The FDA Consent Decree requires Aegerion, among other things, to comply with the JUXTAPID REMS program; retain a qualified independent auditor to conduct annual audits of its compliance with the JUXTAPID REMS program; and remediate any noncompliance identified by the auditor within specified timeframes. In the event Aegerion fails to comply with the JUXTAPID REMS program or any other provisions of the FDA Consent Decree, Aegerion could be subject to additional administrative remedies, civil or criminal penalties and/or stipulated damages. Aegerion is required to notify the FDA in advance of certain changes in control, or changes in its business that may affect its operations, assets, rights or liabilities in the United States. The FDA Consent Decree does not take effect until it is approved by the Court and the injunction order is issued.

Separately, Aegerion entered into a Corporate Integrity Agreement (“CIA”) with the Department of Human Services Office of the Inspector General (“OIG”). The CIA requires Aegerion, among other things, to maintain a Compliance Program (as defined in the CIA) that includes: the designation of a Compliance Officer and a Compliance Committee; comprehensive written policies and procedures regarding the operation of the Compliance Program and appropriate conduct related to sales, marketing, reimbursement, incentive compensation and other matters; training and education regarding the Compliance Program and requirements of the CIA; a centralized annual risk assessment and mitigation process; an independent review and analysis of Aegerion’s systems, transactions, risk assessment and mitigation process and other compliance activities; a disclosure program that allows individuals to report issues or questions associated with Aegerion’s policies, conduct, practices or procedures; a field force monitoring program to evaluate and monitor sales personnel’s interactions with healthcare professionals; monitoring of non-promotional activities, including consultants, donations to independent third-party patient assistance programs and other types of grants; certain requirements for the variable compensation programs for its U.S. sales personnel; and an executive financial recoupment program that puts at risk of forfeiture and recoupment performance pay for certain of Aegerion’s and the Company’s executives. Under the CIA, Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of Aegerion’s Compliance Program and provide an annual resolution or certification to OIG that the program is believed to be effective. Additionally, Aegerion must obtain management certifications from certain employees who are expected to monitor and oversee Aegerion’s activities, which must be provided to OIG. Aegerion has reporting obligations under the CIA, including with respect to any ongoing investigation or legal proceeding involving an allegation that Aegerion has engaged in any fraudulent activities or committed a crime, any communications with FDA regarding improper promotion or marketing of Aegerion’s products and any probable violations of criminal, civil or administrative laws applicable to federal healthcare programs. In the event Aegerion breaches the CIA, there is a risk the government would seek to impose remedies provided for in the CIA, including seeking to impose stipulated penalties against Aegerion and/or seeking to exclude Aegerion from participation in federal healthcare programs.

In March 2014, an amended qui tam complaint was filed under seal in the District of Massachusetts against Aegerion, two former executive officers and a former employee. United States ex rel Clarke v. Aegerion Pharm. Inc., No. 13-cv-11785-IT. On September 22, 2017, the U.S. filed a notice of intervention as to Aegerion. On September 27, 2017, the qui tam relators filed a second amended complaint naming additional parties, including a former board member, former executives, and former employees of Aegerion, as well as other third parties. The second amended complaint noted that the relators would file a joint stipulation of dismissal with respect to Aegerion upon the completion of certain conditions set forth in the Civil Settlement Agreement. On October 27, 2017, the court granted Aegerion and relators’ joint motion to stay proceedings until sentencing in the criminal matter is complete. The Company cannot predict the outcome of this action or when it will be resolved. If Aegerion is unable to resolve the criminal case, Aegerion may potentially remain a defendant in the qui tam action.

Aegerion continues to cooperate with the DOJ and the SEC with respect to their investigations into the conduct of other individuals regarding commercial activities and disclosures related to JUXTAPID. As part of this cooperation, the DOJ requested documents and information related to donations Aegerion made in 2015 and 2016 to 501(c)(3) organizations that provide financial assistance to patients. In connection with this inquiry, the DOJ may pursue theories that were not resolved pursuant to the Agreements. Additionally, the Agreements do not resolve the DOJ and SEC inquiries concerning Aegerion’s operations in Brazil.

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

In January 2014, a putative class action lawsuit was filed against Aegerion and certain of its former executive officers in the U.S. District Court for the District of Massachusetts alleging certain misstatements and omissions related to the marketing of JUXTAPID and Aegerion’s financial performance in violation of the federal securities laws. The case is captioned KBC Asset Management NV et al. v. Aegerion Pharmaceuticals, Inc. et al., No. 14-cv-10105-MLW. On March 11, 2015, the Court appointed co-lead plaintiffs and lead counsel. Co-lead plaintiffs filed an amended complaint on June 1, 2015. Aegerion filed a motion to dismiss the amended complaint for failure to state a claim on July 31, 2015.  On August 21, 2015, co-lead plaintiffs filed a putative second amended complaint. On September 4, 2015, Aegerion moved to strike the second amended complaint for the co-lead plaintiffs’ failure to seek leave of court to file a second amended pleading. Oral argument on the motion to strike was held on March 9, 2016. On March 23, 2016, plaintiffs filed a motion for leave to amend. Aegerion opposed this motion to amend, and following a hearing on April 29, 2016, the Court took defendants’ motion to strike and plaintiffs’ motion for leave to amend under advisement. On May 13, 2016, co-lead plaintiffs and defendants filed a joint motion wherein the parties stipulated that co-lead plaintiffs could file a third amended pleading within 30 days of the motion, which the Court granted on May 18, 2016, thereby mooting defendants’ pending motion to strike the second amended pleading and co-lead plaintiffs’ motion for leave to file a second amended pleading. The Court also entered a briefing schedule for defendants to file responsive pleadings, co-lead plaintiffs to file any opposition, and defendants to file reply briefs. A third amended complaint was filed on June 27, 2016. On July 22, 2016, co-lead plaintiffs and defendants filed a joint motion to stay the briefing schedule while they pursued mediation, which the Court granted on August 10, 2016. Through mediation, the co-lead plaintiffs and defendants reached an agreement in principle to settle the litigation on November 29, 2016. On January 17, 2017, the co-lead plaintiffs filed a stipulation of settlement with the Court that contained the settlement terms as agreed upon by the parties, including that Aegerion and its insurance carriers would contribute $22.3 million to a settlement fund for the putative class. The insurance carriers agreed to cover $22.0 million of this amount, with Aegerion responsible for the remainder of $0.3 million. On June 29, 2017, the Court entered an order preliminarily approving the settlement. Aegerion and its insurance carriers have contributed their respective portions of the settlement fund as of July 14, 2017. Class members had until October 31, 2017, to object to or file objections or postmark requests to opt-out of the settlement. No class members filed objections to the settlement by the October 31 deadline. A fairness hearing is scheduled for November 30, 2017. The proposed settlement remains subject to a number of procedural steps and is subject to final approval by the Court. There is also the possibility that significant numbers of class members may object to or have elected to opt-out of the proposed settlement. Aegerion has the right to terminate the settlement if a certain percentage of class members elect to opt out of the settlement. Accordingly, we express no opinion as to the outcome of this matter. We recorded a liability of $22.3 million and an insurance proceeds receivable of $22.0 million as of September 30, 2017.

On September 22, 2015, we commenced an action in the Supreme Court of British Columbia against Valeant Pharmaceuticals International, Inc. for breach of contract under the terms of the asset purchase agreement with Valeant, entered into on September 21, 2012, pursuant to which we sold all of our assets related to Visudyne®, including our Qcellus™ laser and certain other photodynamic therapy intellectual property, with respect to failure to pay a $5.0 million laser earn-out payment and failure to use commercially reasonable efforts to promptly obtain the laser registrations for the Qcellus laser in the U.S. As of September 30, 2017 and December 31, 2016, no receivable amount has been recorded by us based on management’s assessment of collection risk, the impact of the passage of time and the potential collection costs associated with the Valeant litigation. For additional information, refer to Note 16 - Contingencies, Commitments and Guarantees - Related to the Sale of Visudyne in our 2016 Form 10-K.
Item 1A.     Risk Factors
The risks described in the 2016 Form 10-K and this Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results. There have been no material changes to the risk factors reported under Item 1A of the 2016 Form 10-K, with the exception of the risk factor below.

Aegerion’s resolution of investigations with governmental agencies, including the DOJ and the SEC, in connection with its U.S. commercial activities and disclosures related to JUXTAPID could have a material adverse effect on our business, results of operations and financial condition.

On September 22, 2017, Aegerion entered into a series of agreements to resolve investigations being conducted by the DOJ and the SEC regarding Aegerion’s U.S. commercial activities and disclosures related to JUXTAPID. Upon finalization of the proposed resolutions, Aegerion will become obligated under various agreements and judgments (collectively referred to as the "Settlement"), including a plea agreement with the DOJ, a civil settlement agreement with the DOJ, separate civil settlement agreements with multiple U.S. states, a final judgment entered in connection with a complaint filed by the SEC, a three-year deferred prosecution agreement with the DOJ, the five-year CIA with the Office of Inspector General of the Department of Health and Human Services, and a civil consent decree with the FDA and the DOJ relating to the JUXTAPID REMS described elsewhere in this report.

The Settlement, which was costly to negotiate, requires Aegerion to pay approximately $40.1 million in criminal fines, civil penalties and settlement amounts, which is a significant financial burden given Aegerion’s financial condition. Aegerion is also required to implement various remedial and compliance measures, which could negatively impact our results of operations as such efforts will require Aegerion to expend significant costs and resources. Further, Aegerion has no experience in complying with a settlement of this type and magnitude and may be unsuccessful in implementing all of the elements of the Settlement in a timely or satisfactory manner, or at all. Failure to comply with any provisions of the Settlement could result in the imposition of additional fines, penalties and obligations by the applicable government agency, and could subject Aegerion to prosecution.

For example, the CIA requires Aegerion, among other things, to maintain a compliance program that includes comprehensive written policies and procedures and appropriate conduct related to sales, marketing, reimbursement, incentive compensation and other matters; training and education regarding the compliance program and requirements of the CIA; an independent review and analysis of Aegerion’s systems, transactions, risk assessment and mitigation process and other compliance activities; a disclosure program that allows individuals to report issues or questions associated with Aegerion’s policies, conduct, practices or procedures; a field force monitoring program to evaluate and monitor sales personnel’s interactions with healthcare professionals; monitoring of non-promotional activities, including consultants, donations to independent third-party patient assistance programs and other types of grants; certain requirements for the variable compensation programs for its U.S. sales personnel; and an executive financial recoupment program that puts at risk of forfeiture and recoupment performance pay for certain of Aegerion’s and the Company’s executives. Aegerion has reporting obligations under the CIA, including with respect to any ongoing investigation or legal proceeding involving an allegation that Aegerion has engaged in any fraudulent activities or committed a crime, any communications with the FDA regarding improper promotion or marketing of Aegerion’s products and any probable violations of criminal, civil or administrative laws applicable to federal healthcare programs. In the event Aegerion breaches the CIA, the government could seek to impose remedies provided for in the CIA, including seeking to impose stipulated penalties against Aegerion and/or seeking to exclude Aegerion from participation in federal healthcare programs.

Similarly, the DPA provides that Aegerion must continue to cooperate fully with the DOJ concerning its investigation into other individuals or entities. The DPA provides that Aegerion must maintain a robust Compliance and Ethics Program (as defined in the DPA) that consists of, among other things, a designated Compliance Officer and Compliance Committee; written compliance policies and procedures; a training program focused on Aegerion’s compliance policies and procedures; a disclosure program to allow individuals to report potential legal and/or compliance violations, including violations of HIPAA; a non-retaliation policy; and a monitoring and auditing program. Under the DPA, Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of its Compliance and Ethics Program, provide certifications to the DOJ that the program is believed to be effective and notify the DOJ of any probable violations of HIPAA. In the event Aegerion breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against Aegerion and/or seeking to impose stipulated penalties against Aegerion.

The FDA Consent Decree requires Aegerion, among other things, to comply with the JUXTAPID REMS program; retain a qualified independent auditor to conduct annual audits of its compliance with the JUXTAPID REMS program; and remediate any noncompliance identified by the auditor within specified timeframes. In the event Aegerion fails to comply with the JUXTAPID REMS program or any other provisions of the FDA Consent Decree, Aegerion could be subject to additional administrative remedies, civil or criminal penalties and/or stipulated damages. Aegerion is required to notify the FDA in advance of certain changes in control, or changes in its business that may affect its operations, assets, rights or liabilities in the United States.

In connection with the Settlement, Aegerion entered into a Plea Agreement which required it to plead guilty to two misdemeanor violations of the Food, Drug and Cosmetic Act. The Plea Agreement is subject to approval by a U.S. District Court judge. The Civil Settlement Agreement is also subject to approval by a U.S. District Court judge and may be terminated by Aegerion or the DOJ if Aegerion’s agreed-upon guilty plea pursuant to the Plea Agreement is not accepted by the Court, or the Court does not impose the agreed-upon sentence for whatever reason, or if the Court does not accept the DPA. In the event that Aegerion fails to satisfy its obligations under the Civil Settlement Agreement or the Plea Agreement, Aegerion could be subject to penalties or litigation.

The Plea Agreement has not been approved by the U.S. District Court judge. Final approval by the District Court Judge is required in order for the Plea Agreement to take effect. On October 18, 2017, the District Court judge requested briefing by the parties on why the Court should accept the Plea Agreement and expressed his concern that that the Plea Agreement does not allow the Court to alter the sentence. If the District Court were not to approve the Plea Agreement, Aegerion may be required to negotiate a less favorable resolution of the DOJ investigation. Any revision to the terms of the Plea Agreement or the Civil Settlement Agreement could subject Aegerion to more burdensome financial and operational obligations and reputational harm, and our shareholders may be diluted if the terms of the ultimately-approved settlement cause the Warrants to become exercisable;

The Settlement could also have a material adverse effect on our business because:

•
compliance with the terms of the Settlement will divert resources away from developing and commercializing lomitapide and metreleptin, and our ability to meet expectations with respect to sales of these products may be negatively impacted;

•
despite remedial efforts, the reputational harm from the Settlement could subject us to increased governmental, industry and public scrutiny or criticism, which could negatively impact physicians’ inclination to prescribe (or patients’ willingness to use) JUXTAPID and/or MYALEPT, or dissuade vendors, distributors, partners or other third parties from working or collaborating with us or Aegerion;

•
the investigations have diverted, and compliance with the Settlement may continue to divert, the attention of management from operating our business, and may to be disruptive to our employees, including resulting in employee attrition and making it more difficult to attract qualified candidates for employment;

•
our business development efforts may be limited as we will have fewer resources available to pursue potential strategic acquisitions or licensing arrangements, and because certain payments under the Settlement could be accelerated in connection with certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT or other business combinations;

•
even if the Court accepts the proposed resolutions covered by the Settlement, we may be subject to investigations by foreign governments, further claims by third parties, or investigations by U.S. federal, state or local agencies for activities that were not covered by the releases provided in the Settlement or our other operations (including international operations), especially in light of the government’s recitation of its assessment of the background of the investigation in the criminal Informations and in the Civil Settlement Agreement. Any additional claims or investigations could distract management, and may not be covered by our D&O insurance and accordingly could cause our legal costs it increase,

•
the Settlement or any further investigation or claims could have adverse effects on Aegerion’s existing class action litigation, commercial operations and contracts and could subject us or Aegerion to third party payor litigation, product liability litigation or potential investigations by consumer protection agencies or groups; and

•
our stock price may suffer, or we may not be able to fundraise on favorable terms or at all, depending on the perception of the terms of the Settlement (and in connection with underlying investigations) and any adverse consequences that may result from the Settlement, including if the Court refuses to approve the monetary penalty specified in the Plea Agreement on its terms, if we are unable to comply with the Settlement, or if the Settlement results in additional litigation or investigations.

The Settlement did not resolve the DOJ and SEC’s investigations into Aegerion’s operations in Brazil or the DOJ’s inquiry into donations Aegerion made in 2015 and 2016 to 501(c)(3) organizations that provide financial assistance to patients. Aegerion continues to cooperate with the DOJ and the SEC with respect to such matters. The outcome of any such inquiries could have a material and negative effect on our business.

Further, the Settlement did not resolve the DOJ and SEC investigations into the conduct of individuals. Aegerion continues to cooperate with the DOJ and the SEC with respect to such investigations. Additionally, the Settlements do not resolve civil claims brought by relators against certain former employees, officers, directors and other third parties. In March 2014, an amended qui tam complaint was filed under seal in the District of Massachusetts against Aegerion, two former executive officers and a former employee, and on September 27, 2017, the qui tam relators filed a second amended complaint naming additional parties, including a former board member, former executives, and former employees of Aegerion, as well as other third parties. See Part II, Item 1 - “Legal Proceedings” for further information regarding these proceedings. Aegerion is required under its bylaws or for other reasons, to advance the reasonable legal costs and expenses of certain former executives, certain other former and current employees, and other third parties with respect to their involvement in the DOJ and SEC investigations and in connection with their involvement in the civil suit brought by relators. We expect that these costs and expenses will continue to have a significant impact on Aegerion’s costs in 2018 and perhaps beyond, although we expect that Aegerion’s legal expenses for the investigations will continue to decrease year over year in the aggregate.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.         Defaults Upon Senior Securities

Not applicable

Item 4.         Mine Safety Disclosure

Not applicable

Item 5.         Other Information

Resignation of CEO and Director

On November 7, 2017, Mary Szela resigned for personal reasons as our chief executive officer and as a member of our board of directors (the “Board”). In connection with her resignation, we entered into a resignation agreement with Ms. Szela on November 8, 2017. The resignation agreement provides that Ms. Szela will receive one year of salary continuation at her final annual base salary rate of $689,550 and a payment, in a lump sum, of $413,000, payable on November 16, 2018. The resignation agreement contains a mutual release of claims, as well as an acknowledgment of Ms. Szela’s existing contractual non-competition and non-solicitation obligations. The resignation agreement will become effective on November 16, 2017, the expiration of the revocation period provided for therein.

Formation of CEO Search Committee

In light of Ms. Szela’s resignation, the Board created an ad-hoc committee of the Board, designated as the CEO Search Committee, and charged the CEO Search Committee with supervising the selection and evaluation of candidates for election as our new chief executive officer. The Board appointed Jason Aryeh, Mark Corrigan and Mark DiPaolo as members of the CEO Search Committee, with Mr. DiPaolo acting as the chair. The CEO Search Committee has commenced the process of finding a permanent chief executive officer.

Formation of Executive Committee and Acting Principal Executive Officers

While the CEO Search Committee undertakes its evaluation, the Board also established another ad-hoc committee of the Board, designated as the Executive Committee, to oversee the Company’s leadership on an interim basis, effective as of November 13, 2017. The Board appointed its chair, Jason Aryeh, and director Mark Corrigan as members of the Executive Committee, with Jeffrey Hackman, our executive vice president chief operating officer, acting as a member ex-officio as executive conduit between management and the Committee. During the period in which the Executive Committee is active and until the search for a permanent chief executive officer is complete, Mr. Hackman will act as the principal executive officer for SEC reporting purposes, beginning on November 13, 2017. Upon Ms. Szela’s resignation, Gregory Perry, the Company’s chief financial and administrative officer (and principal financial officer), has been acting as the Company’s principal executive officer for SEC reporting purposes and will continue to perform such functions until Mr. Hackman steps into that role on November 13, 2017.

Prior to joining the Company in November 2017, Mr. Hackman, 55, served as senior vice president, head of U.S. internal medicine and oncology franchises for Shire Inc. from June 2016 to October 2017. Before joining Shire in 2016, Mr. Hackman served as vice president and region head, for North America at Baxalta US Inc. from May 2015 to June 2016. From 2012 to 2015, he was the senior vice president of commercial operations, chief operating officer and a member of the board of directors at Sigma-Tau Pharmaceuticals, Inc. Mr. Hackman has also held senior commercial leadership positions with Intercell USA, Inc., Emergent Biosolutions Inc., MedImmune, Inc., and Sanofi Pasteur. Mr. Hackman holds a bachelor of arts degree in communications from Lycoming College.

Mr. Perry, 56, has served as our Chief Financial and Administrative Officer since November 2016. Prior to this, Mr. Perry was chief financial officer of Aegerion from July 2015 to November 2016. Mr. Perry most recently served as chief financial officer of Eleven Biotherapeutics, Inc. Prior to joining Eleven Biotherapeutics, Mr. Perry served as the interim chief financial officer of InVivo Therapeutics. Prior to joining InVivo Therapeutics, he served as the executive vice president and chief financial officer of ImmunoGen, Inc. Before that, he was the chief financial officer of Elixir Pharmaceuticals. Mr. Perry previously was senior vice president and chief financial officer of Transkaryotic Therapies. He has also held various financial leadership roles within PerkinElmer Inc., Domantis Ltd., Honeywell and General Electric. Mr. Perry received a B.A. in Economics and Political Science from Amherst College.

Neither Mr. Hackman nor Mr. Perry have received or will receive any additional compensation or other changes to their arrangements with us in connection with their service as acting principal executive officer.

Item 6.        Exhibit List

10.1	Plea Agreement, dated September 22, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2017).
10.2	Civil Settlement Agreement, dated September 22, 2017 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2017).
10.3	Proposed Final Judgment, dated September 22, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2017).
10.4	Deferred Prosecution Agreement, dated September 22, 2017 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2017).
10.5	Corporate Integrity Agreement, dated September 22, 2017 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2017).
10.6	Consent Decree of Final Injunction, dated September 22, 2017 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2017).
10.1*	Separation Letter Agreement, by and between Remi Menes and Novelion Services USA, Inc., dated as of August 31, 2017.
10.2*	Amendment No. 4 to Employment Agreement, by and between Gregory Perry and Novelion Services USA, Inc., dated as of July 6, 2017.
31.1*	Certification of Gregory D. Perry, Principal Executive Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2*	Certification of Gregory D. Perry, Chief Financial Officer of the Company, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1**	Certification of Gregory D. Perry, Principal Executive Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of Gregory D. Perry, Chief Financial Officer of the Company, furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELION THERAPEUTICS INC.
(Registrant)

Date: November 9, 2017	By:	/s/ Gregory D. Perry
Gregory D. Perry
Principal Executive Officer

Date: November 9, 2017	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial and Administrative Officer (principal financial officer)