Form 10-K/A
period 2017-12-31
NOVELION THERAPEUTICS INC.
filed 2018-04-30
CIK 827809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1

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
The number of shares outstanding of the registrant's Common Stock as of April 27, 2018 was 18,704,857.

AMENDMENT NO.1 TO ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

Novelion Therapeutics Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K ("Amendment"), originally filed with the Securities and Exchange Commission (the "SEC") on March 16, 2018 (the “Initial Filing”), solely for the purpose of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes our Initial Filing by including information required by Part III (Items 10, 11, 12, 13 and 14).

In addition, in connection with the filing of this Amendment, we are including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Background of Directors and Executive Officers

Set forth below are the name and age of each of our current directors and the positions held by each director with us, each director’s principal occupation and business experience during the last five years, and the year of the commencement of each director’s term as a director. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Board of Directors of the Company (the “Board”) to nominate such director for election as a director and the names of other publicly held companies of which such director serves or has served as a director in the previous five years. There is no family relationship between any of our directors, director nominees or executive officers. Except as otherwise disclosed below, no director was selected as a director or nominee pursuant to any arrangement or understanding.

Directors

Jason Aryeh, age 49, has served as the Chair of the Board since November 2016 and as a director of Novelion since 2012. Mr. Aryeh also serves as a member of the Corporate Nominating & Governance Committee and the Compliance Committee. Effective upon our former CEO’s resignation in November 2017, Mr. Aryeh, along with Dr. Mark Corrigan, one of our directors, and Mr. Jeff Hackman (on an ex officio basis), our Executive Vice President and Chief Operating Officer, were appointed to an Executive Committee of the Board to oversee leadership until a new CEO is appointed. Mr. Aryeh is the founder and managing general partner of JALAA Equities, LP, a private hedge fund focused on the life sciences sector, and has served in such capacity since 1997. Mr. Aryeh has served on the Board of Directors of Ligand Pharmaceuticals Incorporated (“Ligand”) since 2006, and currently serves as Chairman of its Corporate Nominating & Governance Committee and on its Compensation Committee. Mr. Aryeh also serves on the Cystic Fibrosis Foundation’s Therapeutics Board (since 2011). During the past five years, Mr. Aryeh had also served as Vice-Chairman of Immunomedics Inc., a public biopharmaceutical company, on the Board of Directors of Aralez Pharmaceuticals Inc., a public specialty pharmaceuticals company, and on the Board of CorMatrix Cardiovascular, Inc. (“CorMatrix”), a privately‑held medical device company, from 2010 to 2017. Mr. Aryeh earned a B.A. in economics, with honors, from Colgate University, and is a member of the Omnicron Delta Epsilon Honor Society in economics. In selecting Mr. Aryeh to serve as a director, the Board considered, among other things, his valuable capital markets experience, including his service as managing general partner of a hedge fund focused on the life sciences sector. The Company also benefits from Mr. Aryeh’s involvement in the biotechnology industry through his current and former positions as a director of multiple life science organizations, including publicly-traded companies.

The Board has concluded that Mr. Aryeh is well‑qualified to serve on the Board and as Chair of the Board, and has the requisite qualifications, skills and perspectives stemming from his experience in the biotechnology and specialty pharmaceutical sector as a hedge fund manager and serving on the boards of publicly‑traded companies.

Suzanne Bruhn, Ph.D., age 54, has served as a director of Novelion since October 2017 and serves as a member of the Compensation Committee and the Scientific & Innovation Committee. Since April 2017, Dr. Bruhn has served as President and Chief Executive Officer of Proclara Biosciences, Inc. Dr. Bruhn served as President and Chief Executive Officer of Promedior, Inc. between May 2012 and November 2015. She also served as a member of the board of directors of Raptor Pharmaceuticals Corp., a publicly traded pharmaceutical company, from April 2011 until it was acquired by Horizon Pharma plc in October 2016. Prior to that, Dr. Bruhn served as Senior Vice President, Strategic Planning and Program Management at Shire plc, a publicly traded biopharmaceutical company, between December 1998 and February 2012. Dr. Bruhn currently also serves on the board of directors of Aeglea BioTherapeutics, Inc., a publicly traded biotechnology company focused on the treatment of rare genetic diseases and cancer, and Pliant Therapeutics, a private biotechnology company. Dr. Bruhn received her B.S. degree in Chemistry from Iowa State University and her Ph.D. in Chemistry from Massachusetts Institute of Technology. Our Board of Directors believes that Dr. Bruhn is qualified to serve on our Board of Directors because of her expertise and experience in the biopharmaceutical industry, including her expertise in the development and commercialization of treatments for rare diseases.

The Board has concluded that Dr. Bruhn is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives derived from her extensive experience in the biopharmaceutical industry, including as an executive officer and director of other biotechnology companies, as well as her scientific background.

Mark Corrigan, M.D., age 60, has served as a director of Novelion since March 2017 and serves as a member of the Audit Committee, the Compliance Committee and the Scientific & Innovation Committee. Currently, Dr. Corrigan also serves on the board of directors of Cardiome Pharma Corp., a public cardiovascular therapeutics company (since 2015) and the supervisory board of Nabriva Therapeutics AG, a public biopharmaceutical company (since 2016). Effective upon our former CEO’s resignation in November 2017, Dr. Corrigan, along with Mr. Aryeh, our Chair, and Mr. Hackman, on an ex officio basis, were appointed to an Executive Committee of the Board to oversee leadership until a new CEO is appointed. From 2015 to March 2017, Dr. Corrigan served as a director of CoLucid Pharmaceuticals, Inc. (a public biopharmaceutical company), prior to its acquisition by Eli Lilly and Company. From 2014 to 2016, Dr. Corrigan served as Chair of the board of directors of EPIRUS Biopharmaceuticals, Inc. (“EPIRUS”), which filed for bankruptcy in July 2016. Prior to that, Dr. Corrigan served as President and Chief Executive Officer of Zalicus Inc. (“Zalicus”), from January 2010 until the completion of Zalicus’ merger with EPIRUS in July 2014. From 2013 to 2015, Dr. Corrigan served on the board of directors of Avanir Pharmaceuticals, Inc. (acquired by Otsuka Pharmaceuticals Co., Ltd.), a publicly traded company, chairing the Scientific Committee, and serving on the Nominating and Corporate Governance Committee. From 2008 to 2015, Dr. Corrigan served on the board of directors of Cubist Pharmaceuticals, Inc. (acquired by Merck & Co., Inc.), a publicly traded biopharmaceutical company, serving on the Audit Committee and the Nominating and Governance Committee and chairing the Scientific Affairs Committee. From 2003 to 2009, Dr. Corrigan was Executive Vice President, Research & Development of Sepracor, Inc. (now Sunovion Pharmaceuticals Inc.) (“Sunovion”). Prior to joining Sunovion, Dr. Corrigan spent 10 years with Pharmacia & Upjohn, Inc., most recently as Group Vice President of Global Clinical Research and Experimental Medicine. Dr. Corrigan spent five years in academic research at the University of North Carolina Medical School, focusing on psychoneuroendocrinology, before joining the pharmaceutical industry. Dr. Corrigan holds a B.A. and an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University.

The Board has concluded that Dr. Corrigan is well‑qualified to serve on the Board and has the requisite qualifications, skills and perspectives derived from his extensive experience in the biopharmaceutical industry, including as a director and executive officer of publicly‑traded biotechnology companies, as well as his scientific background.

Mark DiPaolo, age 47, has served as a director of Novelion since August 2017 and serves as a member of the Corporate Governance and Nominating Committee. Mr. DiPaolo was appointed to the Board as a designee of Sarissa Capital, in accordance with the terms of that certain Merger Agreement by and among, inter alia, Novelion and Aegerion, dated June 14, 2016 (the “Merger Agreement”), pursuant to which Aegerion merged with and into Isotope Acquisition Corp., our indirect wholly-owned subsidiary (the “Merger”). Mr. DiPaolo is a partner and the General Counsel of Sarissa Capital Management LP, a registered investment advisor, since 2013. From 2005 to 2013, Mr. DiPaolo served as a senior member of Icahn Capital’s investment team, working on all aspects of Carl Icahn’s activist investment strategy. Prior to working with Icahn Capital, Mr. DiPaolo was an attorney with Willkie Farr & Gallagher LLP. Mr. DiPaolo is also a member of the board of directors of Innoviva, Inc., a publicly traded healthcare company. Mr. DiPaolo received his B.A. degree from Fordham University and his J.D. degree from Georgetown University Law Center.

The Board has concluded that Mr. DiPaolo is well-qualified to serve on the Board and has the requisite qualifications, skills and perspectives stemming from his experience in operations, transactions, law and corporate governance.

Kevin Kotler, age 46, has served as a director of Novelion since November 2016 and serves as Chair of the Corporate Governance and Nominating Committee. Mr. Kotler was appointed to the Board as a designee of Broadfin Capital, in accordance with the terms of the Merger Agreement. Mr. Kotler has over 24 years of experience as an investor and analyst following the healthcare industry. He is the founder and Managing Partner of Broadfin Capital, which is the investment advisor for Broadfin Healthcare Master Fund, Ltd., a healthcare focused investment fund which he launched in 2005. Mr. Kotler was designated to the Board by Broadfin Capital. Since 2014, Mr. Kotler has served as a Director of InnerSpace Neuro Solutions, Inc., a privately‑held medical device company. Mr. Kotler earned a B.S. in economics from the Wharton School at the University of Pennsylvania in 1993.

The Board has concluded that Mr. Kotler is well‑qualified to serve on the Board and has the requisite qualifications, skills and perspectives stemming from his experience in the pharmaceutical and medical device sectors as a hedge fund manager.

John Orloff, M.D., age 60, has served as a director of Novelion since July 2017 and serves as the Chair of the Scientific & Innovation Committee. Dr. Orloff is currently Executive Vice President, Head of Research and Development at Alexion. Prior to this, Dr. Orloff was Executive Vice President, Research and Development at Novelion from November 2016 to July 2017, following Novelion’s acquisition of Aegerion Pharmaceuticals, Inc., where Dr. Orloff had been Executive Vice President, Research and Development since November 2016. Prior to joining Aegerion, Dr. Orloff served as Executive Vice President, Global Head of Research and Development and Chief Scientific Officer of Baxalta, Inc. from July 2015 to June 2016. Prior to Baxter BioSciences’ spinout of Baxalta, Dr. Orloff served as Global Head of R&D for Baxter BioSciences from July 2014 to June 2015. Prior to Baxter, he served as senior vice president, global head of clinical development at Merck Serono Pharmaceuticals from January 2014 to May 2014. Between 2003 and 2013, Dr. Orloff held a series of positions at Novartis Pharma AG, including senior vice president and chief medical officer. Dr. Orloff completed his internal medicine residency at University of Pittsburgh Medical Center and his endocrinology and metabolism fellowship at Yale University School of Medicine, where he also spent seven years on the faculty. He holds an M.D. from University of Vermont College of Medicine and a B.A. from Dartmouth College.

The Board has concluded that Dr. Orloff is well‑qualified to serve on the Board and has the requisite qualifications, skills and perspective based on his extensive experience in the biopharmaceutical industry and institutional knowledge gained while a member of Novelion’s senior management.

Stephen Sabba, M.D., age 59, has served as a director of Novelion since 2012 and serves as the Chair of the Compensation Committee and a member of the Audit Committee. Currently, Dr. Sabba is also a Partner and Health Care Portfolio Manager at Knott Partners, LP (since 2006), an investment fund, and a director of Ligand (since 2008), a public biotechnology company. Previously, he was a Partner and Director of Research with Kilkenny Capital Management (2001 to 2006), a Chicago‑based hedge fund. Dr. Sabba received his medical degree from the New York University School of Medicine, and completed a residency in internal medicine and a fellowship in gastroenterology at the Veterans Administration Medical Center in New York City. He earned a Bachelor of Science degree with honors at Cornell University.

The Board has concluded that Dr. Sabba is well‑qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his capital markets and financial expertise gained from his experience working in the hedge fund and investment fund industries.

Donald Stern, age 72, has served as a director of Novelion since November 2016 and serves as Chair of the Compliance Committee. Prior to this, Mr. Stern was a member of Aegerion’s Board of Directors since September 2015. Mr. Stern is Managing Director of Corporate Monitoring & Consulting Services at Affiliated Monitors Inc., a consulting firm providing independent integrity monitoring services and compliance services across a wide range of regulated industries and professions. He is also Of Counsel to Yurko, Salvesen, & Remz, PC, a boutique litigation law firm in Boston. Mr. Stern was United States Attorney for the District of Massachusetts from 1993 to 2001. He was also the chair of the U.S. Attorney General’s Advisory Committee from 1996 to 1998. Mr. Stern served as the chief legal counsel to Governor Michael S. Dukakis from 1987 to 1990. He also spent seven years as an assistant attorney general in the Massachusetts Attorney General’s office, where he held several positions, including Chief of the Government Bureau. Previously, Mr. Stern was a partner at three major law firms, Cooley LLP, Bingham McCutchen LLP, and Hale and Dorr LLP (now WilmerHale), where his law practice focused on internal investigations, white collar defense and business litigation. He has extensive experience representing companies and individuals in complex civil, criminal and regulatory matters, with clients across a spectrum of industries, including health care, pharmaceutical, and financial services. Mr. Stern was an Advisor to President Barack Obama’s Justice Department Transition Team. He currently co‑chairs the American Bar Association/DOJ White Collar Liaison Committee, and is a former President of the National Association of Former U.S. Attorneys. He was a liaison to the American Bar Association Task Force on Corporate Monitors. Mr. Stern has been on the faculty of Boston College Law School and Harvard Law School. He received his LL.M. from the University of Pennsylvania, his J.D. from Georgetown University Law Center, and his B.A. from Hobart College. He also received an honorary LL.D. from the New England School of Law. Mr. Stern is a member of the Board of Directors of Blue Cross and Blue Shield of Massachusetts.

The Board has concluded that Mr. Stern is well‑qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his extensive experience as an adviser in corporate and government regulatory compliance.

John C. Thomas, Jr., age 64, has served as a director of Novelion since 2012 and serves as the Chair of the Audit Committee and a member of the Compensation Committee. Mr. Thomas has more than 38 years of experience in a variety of financial and accounting positions, with the last 28 years spent in the medical, pharmaceutical and device fields. Currently, Mr. Thomas also serves as Chief Financial Officer and Secretary (since 2001) and served as a director (2001 to 2016) of CorMatrix, a privately‑held medical device company, and as Chief Financial Officer, Secretary and Director of Motion Reality, Inc. (since 1991), a motion capture and simulation company. In late 2017, Mr. Thomas began serving as Chief Financial Officer of DemeRx, Inc. ("DemeRx") and SmartPharm Therapeutics, Inc., each a pharmaceutical start-up focused on research and development. DemeRx filed for bankruptcy on April 9, 2018. Since 2013, Mr. Thomas has served on the Board of Medovex Corporation a publicly‑traded medical device company. Since 2014, Mr. Thomas has served on the Board of Directors of NantKwest, Inc., a publicly‑traded biotechnology company. Mr. Thomas has also served as the Chief Financial Officer of The Zika Foundation, a non‑profit organization addressing the Zika virus. In the past ten years, Mr. Thomas served as acting Chief Financial Officer for DemeRx, Inc. (2010 to 2011); as Chief Financial Officer for MRI Interventions, Inc. (1998 to 2010), MiMedx Group, Inc. (2007 to 2008) and DARA BioSciences (2003 to 2009); and as a director of MRI Interventions, Inc. (2004 to 2011) and DARA BioSciences (2012). Previously, Mr. Thomas also served as a Trustee and subsequently the Chair of the Finance Committee of The Walker School, a private Pre‑K through 12 grade school (1999 to 2012). Mr. Thomas is a Certified Public Accountant and graduated from the University of Virginia, McIntire School of Commerce with a Bachelor of Science in Commerce degree in 1975.

The Board has concluded that Mr. Thomas is well‑qualified to serve on the Board and has the requisite qualifications, skills and perspectives based on his financial expertise and experience serving as Chief Financial Officer of a number of life science companies, his development stage company background, and his service on the Boards of pharmaceutical and medical device companies.

Executive Officers

The following table sets forth the name, age and positions of each of our current executive officers as of April 30, 2018:

Name	Age	Position(s) with the Company
JEFFREY HACKMAN	56	Executive Vice President and Chief Operating Officer; ex officio member of the Executive Committee of the Board
MICHAEL D. PRICE	60	Senior Vice President and Chief Financial Officer
MURRAY STEWART	58	Executive Vice President, Research & Development
LINDA BUONO	52	Senior Vice President, Human Resources
BEN HARSHBARGER	49	General Counsel
ROGER LOUIS	63	Global Chief Compliance Officer

Jeffrey Hackman has served as our Executive Vice President and Chief Operating Officer since November 1, 2017 and has also served as an ex officio member of the Executive Committee of the Board since November 7, 2017. Prior to joining Novelion, Mr. Hackman served as senior vice president, head of U.S. internal medicine and oncology franchises for Shire Inc. from June 2016 to October 2017. Before joining Shire in 2016, Mr. Hackman served as vice president and region head, for North America at Baxalta US Inc. from May 2015 to June 2016. From 2012 to 2015, he was the senior vice president of commercial operations, chief operating officer and a member of the board of directors at Sigma-Tau Pharmaceuticals, Inc. Mr. Hackman has also held senior commercial leadership positions with Intercell USA, Inc., Emergent Biosolutions Inc., MedImmune, Inc., and Sanofi Pasteur. Mr. Hackman holds a Bachelor of Arts degree in Communications from Lycoming College.

Michael D. Price has served as our Senior Vice President and Chief Financial Officer since December 4, 2017. Prior to joining Novelion in November 2017 as Senior Vice President, Finance, Mr. Price served as vice president and chief financial officer for Noven Pharmaceuticals from November 2007 to March 2016. Noven was publicly traded until its acquisition by Hisamitsu Pharmaceutical Company in August 2009. Prior to joining Noven in 2007, Mr. Price was vice president, chief financial officer, treasurer, and secretary for Bentley Pharmaceuticals, a publicly traded pharmaceutical company, from March 1992 until September 2006. Mr. Price began his career with Price Waterhouse, where his client base was concentrated in the life sciences/healthcare sector. Mr. Price is a certified public accountant. He holds a Bachelor of Science degree in Business Administration (Accounting) from Auburn University and a Master of Business Administration degree from Florida State University.

Murray Stewart has served as our Executive Vice President, Head of Research and Development since November 27, 2017. Prior to joining Novelion, from April 2014 to November 2017, Dr. Stewart served as chief medical officer of GlaxoSmithKline (“GSK”) with global responsibility for the vaccines, pharmaceutical and consumer business units. Prior to that, after joining GSK in 2000 as associate director for clinical research and development in the U.K., Dr. Stewart served in positions of increasing responsibility at GSK, including as GSK’s therapy area head for the cardiovascular and metabolic therapy areas from January 2010 to March 2014 and the clinical head of the biopharm unit from December 2009 to December 2010. Prior to joining the pharmaceutical industry, Dr. Stewart worked as a diabetes consultant and senior lecturer and was consultant physician/honorary senior lecturer and head of clinical services at the Diabetes Centre, Newcastle upon Tyne in the United Kingdom (UK). Dr. Stewart completed his medical training at Southampton Medical School in the UK and is a Fellow of the Royal College of Physicians.

Linda Buono has served as our Senior Vice President, Human Resources since November 2016. Prior to this, Ms. Buono was Senior Vice President, Human Resources at Aegerion from August 2016 to November 2016. From March 2016 to August 2016, she served as Aegerion’s Vice President, Human Resources. Prior to that, Ms. Buono, held a series of positions with ImmunoGen, most recently as Executive Director, Human Resources since July 2013 and Senior Director, Human Resources from July 2008 through June 2013.

Ben Harshbarger has served as our General Counsel since November 2016. Prior to this, Mr. Harshbarger was Acting General Counsel at Aegerion from September 2015 to August 2016 and General Counsel from August 2016 to November 2016. Prior to that, he served as Aegerion’s VP, EMEA Legal Counsel from January 2014 to September 2015 and as Aegerion’s VP, Deputy General Counsel from April 2012 to January 2014. Before joining Aegerion, Mr. Harshbarger served as Senior Director, Corporate Counsel at Cubist Pharmaceuticals, Inc. from March 2008 to March 2012, and Senior Director, Deputy General Counsel

at ViaCell, Inc. from March 2006 to March 2008. Mr. Harshbarger served in several legal positions of increasing responsibility at Biogen Idec from November 2001 to March 2006 and served as an associate at the law firm of Mintz Levin from 1996 to 2001. Mr. Harshbarger has a J.D. from Boston College Law School and a BA from the University of Richmond.

Roger Louis has served as our Senior Vice President, Global Chief Compliance Officer since November 2016. Prior to this, Mr. Louis was Senior Vice President, Global Chief Compliance Officer at Aegerion from November 2015 to November 2016. Mr. Louis has extensive experience in compliance and risk management having served most recently as Senior Vice President, Compliance & Risk Management, Chief Compliance Officer at Cubist Pharmaceuticals prior to its acquisition by Merck. Mr. Louis joined Cubist from Biogen Idec Corporation where he was Senior Vice President, Chief Compliance Officer. From 1997 to 2012, he held positions of increasing responsibility at Genzyme Corporation, including Senior Vice President, Chief Compliance Officer. Mr. Louis began his legal career as an Associate at Hale & Dorr in Boston where he practiced corporate and securities law. Mr. Louis received his J.D. from University of Chicago School of Law and his Bachelor of Arts from Tufts University.

Code of Conduct

Novelion has adopted a Global Code of Conduct (the “Code of Conduct”) which is applicable to all directors, officers and employees of Novelion and its affiliates. As further described in the charter of the Audit Committee (the “Audit Committee”), the Audit Committee is responsible for reviewing, at least on an annual basis and with management and its principal financial and accounting officer, compliance with the Code of Conduct, the adequacy of and any requests for waivers under the Code of Conduct and to make recommendations to the Board with regard to any waiver sought with respect to any executive officer or director. As further described in the charter of the Compliance Committee, the Compliance Committee is responsible for reviewing and assessing the adequacy of the Code of Conduct periodically, but at least annually, and to recommend any proposed changes to the Board for approval.

The Code of Conduct and the charters of the Board’s standing committees, including the Audit Committee and the Compliance Committee, are available on Novelion’s website at www.novelion.com. We intend to disclose on our website any amendment or waiver of a provision of the Code of Conduct that is required to be disclosed by applicable SEC rules and regulations.

Novelion complies with the provisions of the Business Corporations Act (British Columbia) (the “BCBCA”) that deal with conflict of interest situations. Novelion, through directors’ and officers’ questionnaires and other systems, also gathers and monitors relevant information in relation to potential conflicts of interest that a director or officer may have. As part of these systems, Novelion adopted a Related Party Transaction Policy, under which the Audit Committee will review and pre‑approve or otherwise ratify all Novelion “interested transactions,” including, with certain exceptions, any transaction, arrangement or relationship in excess of $50,000 in value in any calendar year and of which a “related person” has or will have a direct or indirect interest. A “related person” includes Novelion’s executive officers, directors and nominees for director, greater than 5% beneficial owners, and their respective associates, affiliates and immediate family members.

Audit Committee

The Company has a separately-designated standing Audit Committee which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee currently consists of Mr. Thomas (Chairman), Mr. Sabba and Dr. Mark Corrigan, M.D. The Board has adopted a written charter for the Audit Committee. A copy of the charter is available on Novelion’s website at www.novelion.com.

The Board has determined that each member of the Audit Committee is “independent” as that term is defined under Rule 10A-3 of the Exchange Act, applicable Canadian securities rules, and applicable The NASDAQ Global Select Market (“NASDAQ”) rules. Each member of the Audit Committee meets the requirements for financial literacy under the applicable rules and regulations of the SEC, Canadian securities rules, and NASDAQ. The Board has determined that Mr. Thomas is an “audit committee financial expert,” as defined under the applicable rules of the SEC.

Item 11.        Executive Compensation

Compensation Discussion and Analysis

Overview
This Compensation Discussion and Analysis (“CD&A”) provides an overview of our compensation philosophy and objectives, our compensation programs, and our decision‑making processes as they relate to the compensation of our executive officers, including our named executive officers (“NEOs”) during the year ended December 31, 2017.

As our first full fiscal year following the Merger with Aegerion, 2017 was a year of both significant accomplishments and challenges for Novelion and its subsidiaries. While our overall compensation philosophy and objectives, as discussed below, remained consistent following the Merger, one of the challenges we faced was significant turnover on our management team. Because of the turnover, our NEOs, as listed below, for the year ended December 31, 2017 include three of our former executive officers.

•	Jeffrey Hackman, our Executive Vice President (“EVP”), Chief Operating Officer, and ex officio member of the Executive Committee of the Board;

•	Michael D. Price, our Senior Vice President (“SVP”) and Chief Financial Officer;

•	Murray Stewart, our EVP, Research & Development;

•	Ben Harshbarger, our General Counsel and Corporate Secretary;

•	Roger Louis, our Global Chief Compliance Officer;

•	Mary Szela, our former Chief Executive Officer (“CEO”);

•	Gregory Perry, our former Chief Financial and Administrative Officer; and

•	Remi Menes, our former Global Chief Commercial Officer.

The turnover in our executive officers in 2017 consisted of: the resignation of our CEO, Mary Szela, on November 7, 2017 for personal reasons; effective upon Ms. Szela’s resignation, the formation of an Executive Committee of the Board to oversee our leadership until a new CEO is appointed, consisting of Mr. Aryeh, our Chair, Dr. Corrigan, one of our directors, and Mr. Hackman, our EVP and Chief Operating Officer, on an ex officio basis; the appointment of Mr. Hackman as EVP and Chief Operating Officer on November 1, 2017; the resignation of our Chief Financial and Administrative Officer, Gregory Perry, on December 4, 2017 (although Mr. Perry remained an employee of the Company until December 31, 2017); the appointment of Michael D. Price as SVP and Chief Financial Officer on December 4, 2017; the resignation of our EVP, Research & Development, John Orloff (who became a member of the Board on July 1, 2017), on June 2, 2017; the appointment of Dr. Stewart as EVP, Research & Development, on November 27, 2017; and the resignation of our Global Chief Commercial Officer, Remi Menes, on August 31, 2017.

Mr. Hackman is acting as our principal executive officer for SEC reporting purposes and he has acted in that capacity since November 13, 2017. From November 7, 2017 to November 13, 2017, Mr. Perry acted as our principal executive officer for SEC reporting purposes. Neither Mr. Hackman nor Mr. Perry has received any additional compensation in connection with their service as acting principal executive officer. During 2017, until December 4, 2017, Mr. Perry also served as our principal financial officer. Mr. Price has served as our principal financial officer since December 4, 2017.

For purposes of this CD&A, the NEOs who were our executive officers as of the Merger, consisting of Ms. Szela, Mr. Perry, Mr. Harshbarger, Mr. Louis and Mr. Menes, are referred to collectively as “Post-Merger NEOs” and the NEOs who are currently serving as our executive officers, consisting of Mr. Hackman, Mr. Price, Dr. Stewart, Mr. Harshbarger and Mr. Louis, are referred to collectively as “Current NEOs.”

2017 Performance

As noted above, 2017 was a year of both significant accomplishments and challenges for Novelion and its subsidiaries. The key accomplishments and challenges are set forth below:

–
We generated $138.4 million of revenues in 2017, including $72.1 million from net product sales of lomitapide and $66.3 million from net product sales of metreleptin, which met our revised annual guidance of $135 million to $145 million, but fell short of our originally published 2017 total revenue guidance of $155 million to $165 million and our 2017 total revenue goal of $169 million.

–	We used $53.5 million of cash, compared to our 2017 cash usage goal of $30 million.

–
We finalized settlement agreements with respect to the U.S. Department of Justice (“DoJ”) and SEC investigations into Aegerion’s historical sales and marketing practices for JUXTAPID® in the U.S. in September 2017 and largely finalized the settlement in the first quarter of 2018; however, in 2017 and into 2018, we incurred significant expenses, delay and uncertainty as a result of these investigations.

–
Due to certain of the challenges described above, and in light of our projections for future revenues and our capital structure, in January 2018, we implemented significant operating cost and workforce reductions.

–	We, and our subsidiaries, achieved the following additional operational and development objectives:

◦	Integration of the operations of Aegerion;

◦	Launch of JUXTAPID in Japan;

◦	Filing of a Marketing Authorization Application for MYALEPTA® in the European Union and movement of the application through critical phases of the approval process;

◦
Completion of the assessment of our development plans for metreleptin and zuretinol, resulting in a decision to pursue development of metreleptin in additional indications and to seek to out-license zuretinol;

◦	Initiation of the implementation of the settlement agreements related to the DoJ and SEC settlement, including Aegerion’s Corporate Integrity Agreement (“CIA”) (as discussed further below); and

◦	Finalization of the settlement, agreed upon in December 2016, of all claims in the Aegerion class action shareholder lawsuit in the United States District Court for the District of Massachusetts.

In addition, we achieved 75% of our 2017 corporate goals, as described in greater detail in the section entitled “Overview of 2017 Compensation Elements - Annual Cash Bonus Compensation.”

Overview of Our Executive Compensation Objectives and Pay‑for‑Performance Philosophy

Our executive compensation programs are designed to:

•	attract, retain, and motivate executive officers with significant industry knowledge and the experience and leadership capability necessary for our corporate success;

•	align incentives for our executive officers with our short‑term and long‑term corporate strategies and business objectives and goals; and

•	drive the achievement of key strategic performance measures aligned to the long‑term interests of our shareholders.

To achieve these objectives, we seek to provide a competitive total compensation package, consisting primarily of the compensation components listed in the table below.

Component	Description	Primary Objectives
Base Salary	Fixed cash payments paid over time	Provide a fixed level of compensation that recognizes career experience, individual performance and the role and the scope of the executive officer’s responsibilities
Annual Cash Bonuses	Performance‑based annual cash bonuses	Promote and reward achievement of our annual financial and strategic objectives
Long-Term Equity Incentives	Time‑based stock options and time-based restricted stock units; also, after the Merger in December 2016, one-time grants of performance‑based restricted stock units
Align executive and shareholder interests through awards that realize value only if our stock price increases over time, in the case of stock options and restricted stock units subject to time‑based vesting, or upon the achievement of specified corporate goals, in the case of restricted stock units subject to performance‑based vesting, and retain executive officers, in each case, to ensure focus on long‑term strategic priorities that will grow value

Benefits	Medical, dental, vision, life insurance, short‑ and long‑term disability insurance, and 401(k) plan	Provide competitive health and welfare benefits and tax‑efficient retirement savings
Perquisites and Personal Benefits	Reimbursements for relocation transition (housing and commuting) expenses, moving expenses and certain tax services, as well as certain related tax gross ups	Provide competitive ancillary benefits
Severance Benefits	Cash and non‑cash payments and benefits payable upon a qualifying termination of employment, including upon or following a change of control	Provide a level of protection in the event of an involuntary termination of employment, including in connection with a change of control

A significant portion of our executive compensation program is geared toward performance‑based compensation. The key elements of our performance‑based compensation have historically been our equity program and our annual cash bonus program. These programs, including the positioning of such compensation elements relative to our peer companies, are described in this CD&A under “2017 Compensation Decisions.”

We believe that linking a substantial portion of the total compensation of our executive officers, including our NEOs, to performance-based compensation rewards the achievement of key short‑ and long‑term performance goals and strongly aligns the interests of our executive officers, including our NEOs, with those of our shareholders. We have not adopted any formal guidelines for allocating total compensation between long‑term and short‑term incentive compensation and between cash and non‑cash compensation, or among different forms of non‑cash compensation.

Say‑on‑Pay Consideration

At the 2017 Annual Meeting, approximately 99% of our shareholders who voted on the non-binding advisory proposal regarding the compensation of our then NEOs, as disclosed in our proxy statement for the 2017 Annual Meeting, approved the proposal. The Compensation Committee and the Board believe that the results of this non-binding advisory vote affirmed our shareholders’ strong support of our approach to executive compensation, and did not implement any changes as a direct result of the vote. The Compensation Committee continues to review and assess the compensation of our NEOs on a regular basis to best position the Company to achieve its compensation objectives. We expect that the Compensation Committee and the Board will continue to consider the outcome of non-binding advisory votes on executive compensation when making future compensation decisions with respect to our NEOs.

Compensation Framework: Policies and Process

Roles of Compensation Committee and CEO in Compensation Decisions

The Compensation Committee oversees our total compensation philosophy and objectives, compensation programs and equity incentive programs, reviews and approves all compensation decisions relating our executive officers other than our CEO, and makes recommendations to the Board about the compensation of our CEO. Our Board is responsible for reviewing and approving the compensation decisions related to our CEO. Our CEO, or person or persons acting in the capacity of CEO, provides recommendations to the Compensation Committee with respect to the key elements of the compensation of our executive officers, including our NEOs (other than the CEO). In making compensation decisions relating to our NEOs other than the CEO, the Compensation Committee takes into account the CEO’s recommendations and has the discretion to increase or decrease the recommended amounts of compensation. In making compensation decisions relating to our CEOs compensation, the Board takes into account the Compensation Committee’s recommendations and has the discretion to increase or decrease the recommended amounts of compensation.

As part of carrying out its obligations, the Compensation Committee reviews our NEOs’ base salary increases, if any, based on an assessment of the executive officer’s individual performance and contribution to our corporate performance and achievements, as well as benchmarking data (as described below). Annual cash bonuses to our NEOs, if any, are determined based solely on corporate performance against pre‑established goals and are subject to the Compensation Committee’s discretion to increase or decrease the amount of such bonuses, as it deems appropriate in light of business considerations at the time of such determination. The size of equity awards made to our NEOs is determined based on, among other factors, each individual’s contribution to our overall corporate achievement, individual performance, and benchmarking data. As noted above, compensation decisions made with respect to our CEO are made by the Board, based in part on the recommendations of the Compensation Committee, and compensation decisions with respect to our other NEOs are made by the Compensation Committee. All such decisions are assessed within the framework of our financial position, stock performance and general economic conditions.
To inform the Compensation Committee’s and/or the Board’s decisions and recommendations regarding executive compensation, the Compensation Committee utilizes key attributes of the Company to help define its peer group companies, which are set forth below in “Use of Competitive Market Data and Peer Groups,” secondary market survey data reflective of the broader biopharmaceutical industry with a comparable profile to us and other data sources. As discussed in further detail below in “Compensation Data and Use of Compensation Consultant,” the Compensation Committee has retained Radford as its independent compensation consultant. Radford provides the information and data set forth above to the Compensation Committee and the Board to inform their decisions regarding executive compensation.
The Compensation Committee, based in part upon input from Radford, targets the 50th percentile relative to our peer group companies, for all material elements of compensation (base salary, annual cash bonuses and long-term incentive awards), as well as for total compensation, in setting our executive compensation. However, in making compensation decisions with respect to our executive officers, including our NEOs, the Compensation Committee, for NEOs other than the CEO, and the Board, for the CEO, may set target compensation higher or lower, in the aggregate, or for an individual component of compensation, based on, among other things, the experience, scope of position, potential or performance of the executive officer. In addition, the Compensation Committee and the Board will also consider internal pay equity and other constraints, such as dilution and levels of cash on hand, in making such decisions. These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer. No single factor is determinative in setting pay levels, nor was the impact of any factor on the determination of pay levels quantifiable.

Compensation Data and Use of Compensation Consultant

The Compensation Committee obtains information from a number of sources, including North American surveys and market reports on executive compensation in the biotechnology industry, as well as internally generated reports of executive compensation practices of a sub‑group of biotechnology companies of similar size and market capitalization. To assist with its evaluation of executive compensation, the Compensation Committee has the authority to retain independent compensation consultants. During 2017, the Compensation Committee engaged Radford as its outside compensation consultant (as noted above) to provide independent director and executive compensation assessments and recommendations to the Compensation Committee. Radford was selected and retained by the Compensation Committee to provide advice regarding our executive compensation programs, including:

•	reviewing and making recommendations concerning our executive compensation programs and practices;

•	researching, developing, reviewing, and recommending to the Compensation Committee our peer group companies;

•	providing market data and data relating to the compensation practices of companies in our peer group and industry; and

•	advising the Compensation Committee as to best practices.

Although the Compensation Committee considers Radford’s recommendations in its review of executive compensation programs, the Compensation Committee ultimately makes its own decisions about compensation matters. If requested by the Compensation Committee, a representative from Radford attends meetings of the Compensation Committee.

The Compensation Committee has assessed the independence of Radford and has concluded that no conflict of interest exists that would prevent Radford from independently representing the Compensation Committee. Radford did not provide any services to the Company other than with respect to the services provided to the Compensation Committee as described above and in the section “Director Compensation.”

Use of Competitive Market Data and Peer Groups

Following the Merger, in December 2016, the Compensation Committee engaged Radford to advise on modifications to our peer group (“December 2016 Peer Group”) to be more reflective of our Company after the Merger and to assist the Compensation Committee in evaluating the compensation of our executive officers, including our NEOs, through the approval date of the August 2017 Peer Group (as defined below). The parameters for the selection of companies for the December 2016 Peer Group were as follows: public biopharmaceutical companies, with annual revenues between $50 million and $500 million, and less than $2 billion market capitalization. The companies in this group are listed below:

Acorda Therapeutics, Inc.	Raptor Pharmaceuticals
AMAG Pharmaceuticals, Inc.	Repligen Corporation
Ariad Pharmaceuticals, Inc.	Retrophin, Inc.
Depomed, Inc.	Sciclone Pharmaceuticals, Inc.
Ironwood Pharmaceuticals, Inc.	Sucampo Pharmaceuticals, Inc.
Momenta Pharmaceuticals, Inc.	Supernus Pharmaceuticals
Nanostring Technologies, Inc.	The Medicines Company
Pacific Biosciences of California, Inc.	Theravance Biopharma US
PDL BioPharma, Inc.	Vericel Corporation
Pernix Therapeutics Holdings, Inc.	VIVUS, Inc.

In August 2017, the Compensation Committee engaged Radford to advise on the selection of our peer group (“August 2017 Peer Group”) to assist the Compensation Committee in evaluating the compensation of our NEOs and other executive officers from August 2017 through the selection of the 2018 peer group, which is expected to occur in the third or fourth quarter of 2018. The parameters for the selection of companies for the August 2017 Peer Group were as follows: public biopharmaceutical companies, with annual revenues between $50 million and $500 million, $50 million to $500 million market capitalization, and 80 to 750 employees. The companies in this group are listed below:

Acorda Therapeutics, Inc.	Pernix Therapeutics Holdings, Inc.
AMAG Pharmaceuticals, Inc.	PTC Therapeutics, Inc.
Avadel Pharmaceuticals plc	Repligen Corporation
Corcept Therapeutics Incorporated	Retrophin, Inc.
Depomed, Inc.	Sciclone Pharmaceuticals, Inc.
Eagle Pharmaceuticals, Inc.	Spectrum Pharmaceuticals, Inc.
INSYS Therapeutics, Inc.	Sucampo Pharmaceuticals, Inc.
Momenta Pharmaceuticals, Inc.	Vanda Pharmaceuticals Inc.
Osiris Therapeutics, Inc.	Vericel Corporation
PDL BioPharma, Inc.	VIVUS, Inc.

Compensation Governance and Practices

Our compensation practices emphasize good governance and market practice. To this end:

•
Pay based on Performance: We provide a significant portion of our executive compensation in the form of performance‑based compensation comprised of equity awards and performance‑based annual cash bonuses.

•
Share Ownership Guidelines: We have ownership guidelines for our executive officers and directors, the primary objective of which is to align the interests of our directors and our executive officers with those of our shareholders. The guidelines require the following:

•	Our directors to own a number of common shares or share equivalents at least equal in value to three times the standard annual cash retainer for directors;

•	Our CEO to own a number of common shares or share equivalents at least equal in value to three times annual base salary; and

•	Our executive officers (other than our CEO) to own a number of common shares or share equivalents at least equal in value to one times their annual base salary.

In addition to directly held shares, vested in‑the‑money stock options and vested shares and vested deferred stock units (“DSUs”) will count toward the ownership requirements. Directors and executive officers have until five years after originally becoming subject to such guidelines to meet the requirements; however, until the requirement is achieved, they are required to hold 50% (net of taxes) of any shares that vest or that are acquired upon the exercise of stock options. Compliance with the share ownership guidelines is evaluated on an annual basis by the Corporate Governance and Nominating Committee. Given the length of tenure of our Current NEOs and other executive officers, none of our executive officers are currently required to meet the guidelines.

•	Anti‑Hedging/Pledging: We do not allow any of our executive officers or directors to enter into any hedging‑type transactions in our stock or to pledge our stock.

•
Recoupment Program: As described below, as part of the CIA, Aegerion adopted an executive recoupment program, which applies to our executive officers, including our NEOs. The policy requires the repayment of cash bonuses (after tax) and/or the cancellation of unvested equity awards if an executive officer or their direct reports are directly involved in significant misconduct relating to functional areas covered by the CIA.

•	Independent Compensation Consultant: As described above, the Compensation Committee engages Radford as an independent advisor on topics related to Board and executive compensation.

Risk Considerations in Our Compensation Program

We periodically review and consider whether our compensation programs and policies create risks that are reasonably likely to have a material adverse effect on the Company. In that regard, we believe that we have designed our compensation programs in a balanced manner while also creating appropriate incentives to drive strong performance. As applied to our NEOs, each component of variable performance‑based compensation, both short‑ and long‑term, is subject to a pre‑established target. We also have a Global Code of Conduct in place to prevent conduct by our NEOs, other executive officers, directors, and employees that is inconsistent with applicable laws and regulations. Disciplinary measures for violations of the Global Code of Conduct may include a reduction in salary, reduction or elimination of bonus, termination of employment or restitution. In addition, the agreements that govern equity awards granted to our NEOs and other employees provide that the awards will be immediately forfeited in the event of termination of the individual’s employment for cause. Also, as part of the CIA, Aegerion was required to adopt an executive recoupment program, which applies to our executive officers, including our NEOs. This policy requires the repayment of cash bonuses (after tax) and/or the cancellation of unvested equity awards if an executive officer, including an NEO, covered by the policy, or their direct reports are directly involved in significant misconduct relating to functional areas covered by the CIA. These functional areas include sales, marketing, market access and medical affairs functions in the U.S.

We also believe that our current business process and planning cycle fosters the following behaviors and controls that mitigate the potential for excessive risk caused by the action of our executive officers:

•
annual establishment of corporate objectives for our performance‑based cash bonus programs for our executive officers that are consistent with our annual operating and strategic plans, that are designed to achieve the proper risk/reward balance, and that should not require excessive risk taking to achieve;

•
the mix between fixed and variable, annual and long‑term, and cash and equity compensation, is designed to encourage strategies and actions that balance our short‑term and long‑term best interests; and

•	equity awards generally vest over a lengthy period of time, which we believe encourages executive officers to take a long‑term view of our business.

The Compensation Committee has concluded that, given these measures, among other factors, our current compensation programs do not present risks that are reasonably likely to have a material adverse effect on the Company.

2017 Compensation Decisions

As noted above, the Compensation Committee targets the 50th percentile relative to our peer group companies, for total compensation and each element of compensation in setting the compensation for our NEOs other than our CEO and to make recommendations to the Board about the compensation of our CEO. However, the Compensation Committee, and the Board, for our CEO, also takes into account other factors in making compensation decisions, such as each executive officer’s experience, scope of role and performance, as well as internal pay equity, our availability of cash and equity, and, in the case of newly hired executive officers, arm’s length negotiations with such executive officers at the time of hire.
In 2017, the total compensation of our NEOs, as well as each significant element of compensation, generally aligned with the 50th percentile relative to our peer companies. Significant deviations from the target market percentile are explained below:

–
Mr. Hackman’s level of new hire equity awards was within the 75th to 90th percentile relative to our peer companies and his total compensation for 2017 was also within the 75th to 90th percentile relative to our peer companies. The Compensation Committee believed this was appropriate given Mr. Hackman’s prior experience, the importance of Mr. Hackman’s role within the Company, the need to provide compensation to Mr. Hackman that would attract him to join the Company from his prior employer, which was a very large global pharmaceutical company, and the fact that Mr. Hackman was not eligible to receive additional equity awards during the first quarter 2018 performance and compensation cycle.

–
Dr. Stewart’s compensation was generally within the 75th to 90th percentile relative to our peer companies for each element of compensation, as well as for his total compensation for 2017. The Compensation Committee believed this was appropriate given Dr. Stewart’s prior experience, the importance of Dr. Stewart’s role within the Company and to its potential growth, and the need to provide compensation to Dr. Stewart that would attract him to join the Company from his prior employer, which was a very large global pharmaceutical company.

–
The level of equity awards to our Post-Merger NEOs (including our former CEO, Ms. Szela), other than Mr. Perry, was generally below the 50th percentile relative to our peer companies when compared to percentage of company ownership, if the December 2016 performance-based restricted stock units, which will expire without meeting any of its goals, granted to such NEOs are not counted in the assessment. If these awards were included, then the level of equity awards for each of our Post-Merger NEOs were at or well above the 50th percentile relative to our peer companies. For detailed information on the December 2016 equity awards to our Post-Merger NEOs, please see the section below entitled “Overview of 2017 Compensation Elements - Long-Term Incentive Awards (2017).”

–
Mr. Perry’s and Mr. Louis’ base salaries were at approximately the 75th percentile relative to our peer companies and represented the same base salaries that each received from Aegerion prior to the Merger. Mr. Harshbarger’s base salary was below the 50th percentile relative to our peer companies primarily because of his relative experience in serving as a general counsel.

Overview of 2017 Compensation Elements

Base Salary

Annual base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance. Actual salaries reflect the judgment and consideration of numerous factors by the Compensation Committee, for our NEOs other than our CEO, and the Board, for our CEO. These factors include comparative survey data, the NEO’s experience, length of service, importance of position, scope of responsibilities, leadership skills and performance, the importance of the executive officer’s position within the Company, the other elements of compensation received by the NEO, and the NEO’s compensation in comparison to similarly situated executive officers at comparable companies in our peer group.

For the following reasons, during the first quarter or 2017, the Compensation Committee, for our Post-Merger NEOs other than our former CEO, Ms. Szela, and the Board, upon recommendation of the Compensation Committee, for Ms. Szela, determined to not make any changes to the annual base salaries of our Post-Merger NEOs, all of which were set prior to the Merger when they served as executive officers of Aegerion:

–
The target percentile of the annual base salary of such NEOs against our December 2016 Peer Group were, except for Mr. Harshbarger, generally at or well above the target 50th percentile relative to our peer companies; and

–
The Compensation Committee wanted to link less total compensation for each NEO to fixed pay and to focus more on variable pay, through equity awards made to such NEOs in December 2016, as described below under “Long-Term Incentive Awards (2017),” consistent with our pay for performance philosophy and to align the interests of such NEOs with shareholders.

In October 2017, the Compensation Committee reviewed and approved an increase to Mr. Harshbarger’s base salary from $350,000 to $420,000 to reward Mr. Harshbarger’s performance, including his leadership in achieving the settlement of the DoJ and SEC investigations, which were announced in September 2017, and to more closely align Mr. Harshbarger’s annual base salary to the 50th percentile relative to our August 2017 Peer Group.

The table below contains the annual base salaries of our NEOs during 2017 and 2016, as of their last date of the year (or the date of termination of employment with us, if earlier):

NEOs	2017 ($)	2016 ($)
Jeffrey Hackman (1)	$480,000	$—
Michael D. Price (2)	415,000	—
Murray Stewart (3)	560,000	—
Ben Harshbarger (4)	420,000	350,000
Roger Louis	350,000	350,000
Mary Szela (5)	689,550	689,550
Gregory Perry (6)	450,000	450,000
Remi Menes (7)	400,000	400,000

(1)
Mr. Hackman joined the Company on November 1, 2017 as EVP, Chief Operating Officer. On November 7, 2017, upon Ms. Szela’s resignation as CEO, he was also appointed as an ex officio member of the Executive Committee of the Board; Mr. Hackman did not receive a change in base salary or other compensation for serving in that role.

(2)	Mr. Price became our SVP, Chief Financial Officer on December 4, 2017 and started employment with the Company on November 27, 2017.

(3)	Dr. Stewart became our EVP, Research & Development on November 27, 2017.

(4)
Mr. Harshbarger received a base salary increase from $290,000 to $350,000 in August 2016 in connection with his promotion to General Counsel of Aegerion and a base salary increase from $350,000 to $420,000 in October 2017 for the reasons discussed above.

(5)	Ms. Szela resigned from her position as CEO of the Company on November 7, 2017.

(6)	Mr. Perry resigned from his position as SVP, Chief Financial and Administrative Officer, of the Company on December 4, 2017 and remained an employee of the Company until December 31, 2017.

(7)	Mr. Menes joined Aegerion in September 2016 as Global Chief Commercial Officer and resigned from such position on August 31, 2017.

Annual Cash Bonus Compensation

2017 Annual Cash Bonus Plan and Payouts. The Compensation Committee has the authority to award annual performance‑based cash bonuses to our executive officers, including our NEOs (other than our CEO) and to recommend such bonuses for the CEO to the Board for approval. Given the turnover of our executive officers during 2017, the only NEOs who were eligible for 2017 annual cash bonuses were Mr. Harshbarger and Mr. Louis. Mr. Harshbarger and Mr. Louis were each eligible to receive their respective target bonus based upon the achievement of our corporate goals. In 2017, Mr. Harshbarger’s target bonus was equal to 45% of his base salary and Mr. Louis’ was equal to 40% of his annual base salary.

The Compensation Committee and the Board have the discretion to award cash bonuses that are greater than or less than a target bonus amount, depending on the level of achievement of corporate or other factors, such as the achievement of individual or functional goals. The maximum payout level under the corporate goals is 150% of target. The Compensation Committee did not utilize this discretion in setting the 2017 cash bonuses for Mr. Harshbarger or Mr. Louis.

Our 2017 corporate goals and the weight attributable to each goal were approved by the Board, upon recommendation of the Compensation Committee, in the first quarter of 2017. In early 2018, as part of the annual performance review process, Mr. Hackman and our SVP, Human Resources, on behalf of our executive officers, made a recommendation to the Compensation Committee regarding the level of achievement against each such goal. The Compensation Committee reviewed this recommendation, which was for a 75% level of achievement against 2017 corporate goals, and subsequently recommended this level of achievement to the Board for review, which the Board approved. As a result, Mr. Harshbarger and Mr. Louis received cash bonuses for 2017 of $141,750 and $105,000, respectively, which was equal to 75% of their respective target bonuses.

The detailed tabulation of this level of achievement against our 2017 corporate goals is set forth in the table below:

Corporate Goals	Weight	Level of Performance	% Earned
Financial Goals	40%
Achieve revenues of $169 million and limit cash usage to $30 million	10%	—%	—%
Reconfigure expense budget to $106 million and present to Board in February 2017	10%	100%	10%
Achieve cash generation of at least $20 million in the Aegerion base business	10%	—%	—%
Execute merger synergy plan by the end of Q1 2017	10%	100%	10%
Pipeline Goals	40%
Receive positive CHMP opinion for metreleptin for GL and PL subset	10%	100%	10%
File PL subset with FDA	5%	—%	—%
Develop strategy for zuretinol that either is a revised development plan or an out-license to a third party	10%	100%	10%
Develop a comprehensive metreleptin strategy	10%	100%	10%
Identify two on-market products and identify pipeline opportunities that build on metabolic/leptin and present to Board	5%	100%	5%
Organizational Goals	10%
Execute comprehensive IR/PR strategy to launch Novelion	5%	100%	5%
Identify and retain 90% of top performing employees	2.5%	100%	2.5%
Launch one “big new idea” per function that generates cost reductions or improves efficiency	2.5%	100%	2.5%
Compliance Goals	10%
Prepare for and implement CIA and DPA	5%	100%	5%
Finalize class action litigation and DoJ/Sec investigations according to agreement in principle	5%	100%	5%
Total	100%		75%

2018 Annual Cash Bonus Plan

For 2018, the annual cash bonus plan for our executive officers has the following key elements:

•
A range of corporate goals, including financial, operational, research and development, organizational and compliance goals, which were approved by our Board, upon the recommendation of the Compensation Committee, in the first quarter of 2018.

•	The level of achievement against these corporate goals will be determined by our Board, upon the recommendation of the Compensation Committee, in the first quarter of 2019.

•	All executive officers are eligible to participate.

•
The target cash bonus opportunity for our NEOs who are currently employed with us, as a percentage of base salary, is, or for our new CEO, once hired, is expected to be, as follows: CEO - 60% (but could be higher or lower depending on the CEO’s experience, negotiations with the CEO and other factors relevant to determining CEO compensation); Mr. Hackman - 45%; Mr. Price - 50%; Dr. Stewart - 60%; Mr. Harshbarger - 45%; and Mr. Louis - 40%.

•
The target amount that our executive officers will receive under the plan will be tied 100% to the achievement of our corporate goals, as described above, and, in the discretion of the Compensation Committee for our NEOs other than our CEO, and, in the discretion of the Board, for our CEO, certain other factors, such as the achievement of individual or functional goals.

Long‑term Incentive Awards (2017)

We have a broad‑based equity compensation program designed to reward and motivate our employees, including our NEOs. Equity awards help align the interests of our NEOs and other employees with the long‑term interests of our shareholders, and provide an opportunity for employees to acquire an ownership interest in the Company. The granting of equity awards is also consistent with our compensation philosophy of attracting, retaining and motivating our NEOs to deliver sustainable long‑term value.

We currently maintain one equity compensation plan, the 2017 Equity Incentive Plan (the “Equity Incentive Plan”), under which we grant time-based stock options, time-based restricted stock units and/or performance‑based restricted stock units, as applicable, to directors, officers, employees and key consultants of the Company and its affiliates. We believe that stock options provide a strong reward for growth in the market price of our common shares as the entire value of options depends on future stock price appreciation, as well as a strong incentive for our executive officers to remain employed with the Company as the awards require continued employment through the vesting period. We typically provide our executive officers with time-based stock option grants upon hire and on an annual basis. Stock options granted to executive officers upon hiring generally vest over three years and stock options granted on an annual basis generally vest over three years, in each case in equal annual installments, subject to the executive officer’s continued employment as of each vesting date. Consistent with our compensation objectives, we believe this approach aligns our executive officers’ efforts and contributions with our long-term interests and allows them to participate in any future appreciation in value of our common shares.

We also believe time-based restricted stock units provide a strong retention incentive for our executive officers, provide a moderate reward for growth in the market price of our common share, and, because they use fewer shares than options, are less dilutive to our shareholders. We typically provide our executive officers with time-based restricted stock unit awards upon hire. These awards generally vest over three years in equal annual installments, subject to the executive officer’s continued employment as of each vesting date.

We also granted our Post-Merger NEOs performance-based restricted stock units in December 2016 after the Merger (as discussed in more detail below). While we may use comparable performance-based equity awards in the future, we currently do not plan to provide such awards to our executive officers.

The Equity Incentive Plan is administered by the Compensation Committee. The Board, upon the recommendation of the Compensation Committee, approves equity awards for our CEO, and our Compensation Committee, taking into account the recommendations of our CEO or the person or persons serving in such capacity, approves equity awards for our other executive officers, including executive officers who are NEOs.

New Hire, Promotion, Annual and Other Equity Awards: As noted above, our executive officers are eligible to receive stock options and restricted stock units with time-based vesting in connection with their commencement of employment, and are also eligible for awards of stock options with time-based vesting on an annual basis, in connection with our annual performance review cycle, and in connection with promotions. We may also make equity awards to our executive officers when specific circumstances warrant such grants, including for purposes of retention or the achievement of critical corporate objectives. The size and terms of equity awards made to our executive officers are determined in accordance with guidelines approved by the Compensation Committee, typically at the time such awards are made, and, for new hire awards, also take into account negotiations with the executive officer at the time of hire and certain other factors, such as importance of the role and the experience of an executive officer.

In addition, on an annual basis, the Compensation Committee approves market‑based equity guidelines for the future year for annual equity awards and awards for new hires and promotions below the level of executive officer. The Compensation Committee has delegated the authority to our CEO and SVP, Human Resources to make such awards within these guidelines and also makes similar delegations of authority in connection with off-cycle special equity awards and award programs for employees below the level of executive officer, subject to the requirements of the Equity Incentive Plan. Other than this, the Compensation Committee has not delegated any of its other responsibilities.

2017 Equity Awards to NEOs. We did not make equity awards to our Post-Merger NEOs during the 2017 annual performance and compensation review cycle, which took place in the first quarter of 2017, given the level and type of equity awards granted to such NEOs in December 2016 and other factors, as described below. We did make equity awards during 2017 to Mr. Hackman, Dr. Stewart and Mr. Price, in connection with their hiring in 2017, and to Mr. Harshbarger in October 2017 as recognition for his efforts and his leadership throughout the DoJ and SEC investigations and settlement. The amount and type of the equity awards granted in 2017 to these NEOs are set forth in the table below:

NEOs	Time-Based Stock Option (1)	Time-Based Restricted Stock Units
Jeffrey Hackman	135,000	142,500	(2)
Michael D. Price	100,000	20,000	(1)
Murray Stewart	200,000	50,000	(1)
Ben Harshbarger	75,000	—

(1)
These awards are scheduled to vest in three equal annual installments on the first three anniversaries of the grant date, subject to the applicable NEO’s continued service with the Company through each applicable vesting date.

(2)
Consists of two equity awards. One is an award of time-based restricted stock units representing 50,000 common shares, which is scheduled to vest in three equal annual installments on the first three anniversaries of the grant date, subject to Mr. Hackman’s continued service with the Company through each applicable vesting date; and the second is an award of time-based restricted stock units representing 92,500 common shares, which is scheduled to vest in full on the first anniversary of the grant date, subject to Mr. Hackman’s continued service with the Company through such vesting date. Mr. Hackman received the award of 92,500 restricted stock units with a non-standard vesting schedule as a result of negotiations with Company management and the Compensation Committee, which took into account the importance of the role and Mr. Hackman’s experience.

December 2016 NEO Equity Award Grants. As noted above, we did not make annual equity awards in 2017 to our Post-Merger NEOs, given that they received the following equity awards in December 2016 after the Merger:

NEOs	Performance-Based Restricted Stock Units	Time-Based Stock Options
Ben Harshbarger	47,980	97,400
Roger Louis	20,560	41,740
Mary Szela	171,660	323,520
Gregory Perry	81,760	166,020
Remi Menes	47,980	97,400

The awards of performance‑based restricted stock units set forth in the table above were designed to further align the interests of our Post-Merger NEOs and our shareholders, since the value of such awards are based on the achievement of short‑ and long‑term performance goals that are intended to drive our long‑term success. The performance‑based restricted stock units granted to Ms. Szela, Mr. Perry and Mr. Menes were cancelled upon their respective final dates of employment with the Company.

As noted in the table below, none of the performance goals underlying the performance-based restricted stock units held by Mr. Harshbarger and Mr. Louis have been met or are expected to be met, and therefore no shares have or will be earned by Mr. Harshbarger or Mr. Louis as a result of these awards, and they will be cancelled. To the extent that any of the goals had been met, one‑third of the applicable performance-based restricted stock units would have become vested upon achievement of the applicable performance target, and the remaining two‑thirds would have vested in substantially equal annual installments on the second and third anniversaries of the grant date, subject to continued employment. The performance goals, and our achievement, or expected level of achievement, against the performance goals are set forth in the table below:

Performance-Based Restricted Stock Units - Goals	Weight	Level of Performance	% Earned
U.S. filing of an application for approval of MYALEPT for the treatment of congenital leptin deficiency prior to 1/1/18	33.33%	0%	0%
Total JUXTAPID sales in Japan of $8.5 million prior to 1/1/18	33.33%	0%	0%
U.S. approval of MYALEPT for the treatment of the PL subset by 8/1/18	33.34%	0%	0%

The stock option grants to our Post-Merger NEOs set forth in the table above are scheduled to vest in three equal installments on the first, second and third anniversaries of the date of grant, subject to continued employment. The time-based stock options granted to Ms. Szela and Mr. Menes did not vest at all based on the terms of the resignation agreement, for Ms. Szela, and separation agreement, for Mr. Menes, and the time-based stock options granted to Mr. Perry vested in full in accordance with the terms of his employment and separation agreements.

The market positioning of the performance‑based restricted stock units and time-based stock options granted to our Post-Merger NEOs in December 2016 were above the 90th percentile relative to our peer companies at the time such awards were made. In making these awards at such levels against the market, our Compensation Committee, for our NEOs (other than the CEO), and the Board, for our then CEO, considered information compiled by Radford, including data regarding comparative stock ownership of, and equity awards received by, executive officers at companies in our peer group and our industry. The Compensation Committee and the Board believed that the size of these equity awards was appropriate and were designed to best enable us to achieve our compensation objectives and further our pay‑for‑performance philosophy with respect to our Post-Merger NEOs for the following reasons:

•
All of the Aegerion stock options held by these NEOs were cancelled as of the Merger since they were out‑of‑the‑money, leaving them with little, if any, equity in the Company. Given the remaining minimal equity held by these NEOs as of the Merger, the size of the awards was aligned with new hire awards, rather than annual equity awards, which are normally much larger than annual equity awards; and

•
In order to more fully align these NEO’s interests with shareholders, we linked a substantial portion of their total compensation to performance-based compensation instead of fixed compensation, and as a result, our executive officers did not receive salary increases in 2017 during our annual performance and compensation cycle.

Other Compensation

Broad‑based benefit programs. We currently maintain broad‑based employee benefits that are provided to all full‑time employees, including our NEOs, including health insurance, life and disability insurance, and dental and vision insurance. In structuring these benefit plans, we seek to provide an aggregate level of benefits that are comparable to those provided by similar companies.

Our U.S.‑based employees, including our NEOs, are eligible to participate in our tax‑qualified 401(k) plan, which provides participants with an opportunity to save for retirement on a tax-advantaged basis. Our 401(k) plan permits employees to make contributions up to the statutory limit. We have the discretion to match up to 50% of the first 6% of gross wages that an employee contributes, resulting in a maximum match by us that totals up to 3% of an employee’s gross wages (as further limited by statutorily defined annual compensation limits). We matched 50% of the first 6% of employee contributions in 2017 (subject to statutory limits).

Perquisites; Other Benefits. We provide certain perquisites and personal benefits to our NEOs, as set forth below, in order to attract and retain such executive officers. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for a more detailed description of the perquisites and/or personal benefits that we provided in 2017 to our NEOs. We provide each of our executive officers, including our NEOs, with the Canadian tax support, in order to ensure that they are in a comparable tax position, both in terms of taxes paid and payments for tax services, as they would have been had they not been required to work and pay taxes in Canada. We also provide certain housing and commuting benefits and certain moving expenses below to certain of our NEOs who reside outside of the Cambridge, Massachusetts area in order to attract and retain such executive officers, facilitate their transition to the Company, and as a result of negotiations with such executive officers at the time of their hire. In addition, we pay tax-gross ups for certain of these benefits.

Severance and change of control payments/benefits. As discussed in “Potential Payments Upon Termination or Change of Control,” we generally enter into agreements with certain of our executive officers, including our NEOs, providing for certain severance benefits to them upon a qualifying termination of their employment as well as certain enhanced severance benefits upon a qualifying termination of employment in connection with a change in control of the Company. Our goal when we provide severance benefits is to provide reasonable compensation to our NEOs who leave our Company under certain circumstances in order to facilitate their transition to new employment. We also provide enhanced severance benefits in connection with a change in control to offer sufficient protection such that an NEO will devote his or her full time and attention to all corporate transactions that are in the best interest of our shareholders, regardless of whether such requirements of the business may result in the loss of his or her own job position. Such enhanced severance protections are triggered if an executive officer is involuntarily terminated by us without cause or if the executive officer voluntarily terminates employment with us for good reason, in each case in connection with a change in control, because we believe that a voluntary termination for good reason is essentially equivalent to an involuntary termination by us without cause. We generally prefer to have certainty regarding the potential severance amounts payable to our NEOs under specified circumstances, rather than negotiating severance at the time that a NEO’s employment terminates. In order to mitigate any potential employer liability and avoid future disputes or litigation from a departing NEO, all severance benefits and payments are subject to such NEO’s execution and delivery of an irrevocable release of claims in favor of the Company.

All payments and benefits in the event of a change in control of the Company, including the acceleration of vesting of outstanding equity awards, are payable only if there is a subsequent qualifying loss of employment by an NEO (commonly referred to as a “double-trigger” arrangement). We have determined that a double trigger arrangement for accelerated vesting is appropriate because such arrangement will encourage our executive officers holding unvested equity awards, including our NEOs, to stay focused on their responsibilities in such circumstances, rather than be distracted by the potential implications for them of a change in control. In addition, such double-trigger arrangement will protect against the loss of retention value following a change in control of the Company and to avoid windfalls, both of which could occur if the payments and benefits are provided automatically, and vesting of equity awards are accelerated automatically, as a result of the transaction.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code

We consider the tax and accounting rules associated with various forms of compensation when designing our compensation programs. However, to maintain flexibility to compensate our NEOs in a manner designed to promote our long‑term corporate goals and objectives, the Compensation Committee has not adopted a policy that all compensation must be deductible or have the most favorable accounting treatment to the Company.

Section 162(m) of the Code prohibits publicly traded companies from taking a tax deduction for compensation in excess of $1 million paid to the chief executive officer or certain of its other executive officers who are “covered employees” under Section 162(m) of the Code. For taxable years beginning before January 1, 2018, certain “performance-based compensation” was eligible for an exception to this $1 million deduction cap. For taxable years beginning January 1, 2018, (1) the scope of the $1 million deduction cap was expanded such that all NEOs are “covered employees” and anyone who was an NEO in any taxable year after December 31, 2016 will remain a “covered employee” for as long as he or she (or his or her beneficiaries) receives compensation from the Company and (2) the exception to the $1 million deduction cap for performance-based compensation has been eliminated. Consequently, for fiscal years beginning after December 31, 2017, all compensation in excess of $1 million paid to an NEO will not be deductible.

The Compensation Committee believes that shareholder interests are best served if the Compensation Committee retains maximum flexibility in designing our executive compensation programs to meet stated business objectives, even if this means some compensation awards may result in a non-deductible compensation expense to the Company. Accordingly, the Compensation Committee continues to evaluate the deductibility of compensation paid to our executive officers, while retaining the discretion it deems necessary to compensate such executive officers as it determines appropriate.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the company that exceeds certain prescribed limits, and that the company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. For 2017, we have not agreed to provide any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that the executive officer might owe as a result of the application of Sections 280G or 4999 of the Code. Pursuant to the employment agreements with our NEOs, if certain payments and benefits provided under the employment agreements in connection with a change in control may not be eligible for federal income tax deduction for the Company pursuant to Section 280G of the Code and/or may be subject to an excise tax under Section 4999 of the Code for the NEO, then such payments or benefits may be reduced, at the discretion of the NEO, if such reduction would result in a higher net after-tax benefit to him.

Section 409A of the Internal Revenue Code

Section 409A of the Code imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A of the Code. Although we do not maintain a traditional nonqualified deferred compensation plan for our executive officers, Section 409A of the Code does apply to certain severance arrangements, bonus arrangements and equity awards. We maintain a nonqualified deferred compensation arrangement for our non-employee directors, in the form of DSUs. We structure all our severance arrangements, bonus arrangements and equity awards (including DSUs) in a manner to either avoid the application of Section 409A or, to the extent doing so is not possible, to comply with the applicable requirements of Section 409A of the Code.

Accounting for Stock-Based Compensation

We follow the Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) for our stock-based compensation awards. FASB ASC Topic 718 requires us to measure the compensation expense for all share-based payment awards made to our employees and non-employee members of our board of directors, including stock options to purchase our common shares and other equity awards, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the executive compensation tables required by the federal securities laws, even though the recipient of the awards may never realize any value from such awards. The Compensation Committee considers the accounting implications of significant executive compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing CD&A required by Item 402(b) of Regulation S‑K. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the CD&A be included in this Amendment and our Annual Report on Form 10‑K for 2017.

By the Compensation Committee of the Board of Directors of Novelion Therapeutics Inc.

Stephen Sabba, Chair
Suzanne Bruhn
John Thomas, Jr.

This report shall not constitute “soliciting material,” shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate this report by reference therein.

2017 Summary Compensation Table

The following table summarizes total compensation earned by our NEOs for 2017 and 2016. For 2016, amounts for our NEOs who are legacy Aegerion employees include amounts paid by or earned from, and equity awards granted by, Aegerion through the Merger on November 29, 2016 and amounts paid by or earned from, and equity awards granted by, Novelion following the Merger. The table below does not summarize total compensation earned by our NEOs for 2015, since the NEOs were either not yet employed by us at such time or were employees of Aegerion, which had not yet been acquired by us.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($)		Total ($)
Jeffrey Hackman, EVP and Chief Operating Officer (5)	2017	$79,385	$—	$671,175	$262,292	$—	$554	(6)	$1,013,406
Michael D. Price, SVP and Chief Financial Officer (7)	2017	39,904	—	79,400	165,580	—	5,341	(6)	290,225
Murray Stewart, EVP, Research and Development (8)	2017	53,846	—	198,500	331,160	—	7,293	(6)	590,799
Ben Harshbarger, General Counsel	2017	374,673	—	—	215,355	141,750	8,100	(6)	739,878
	2016	306,445	100,000	445,545	347,718	133,952	222,003		1,555,663
Roger Louis, Global Chief Compliance Officer	2017	352,313	—	—	—	105,000	8,100	(6)	465,413
	2016	350,000	50,000	197,534	173,905	117,040	—		888,479
Mary Szela, former CEO (9)	2017	595,760	—	—	—	—	1,284,557	(10)	1,880,317
	2016	679,973	—	1,723,618	4,482,542	326,450	197,973		7,410,556
Gregory Perry, former Chief Financial and Administrative Officer (11)	2017	461,171	—	—	—	—	941,139	(10)	1,402,310
	2016	443,167	735,000	793,374	1,366,631	189,000	61,675		3,588,847
Remi Menes, former Global Chief Commercial Officer (12)	2017	269,531	—	—	—	—	437,972	(10)	707,503
	2016	121,111	200,000	415,027	347,718	45,567	64,149		1,193,572

(1)	This column represents the base salary and if applicable, the NEO's payroll taxes that the Company remitted on behalf of the NEO, including a tax gross-up for such taxes, subject to tax equalization.

(2)
This column represents the aggregate grant date fair value of the restricted stock units granted to the NEOs in 2017 or 2016, as applicable, calculated in accordance with ASC Topic 718, Compensation - Stock Compensation ("ASC Topic 718"). Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. The amounts reflect the accounting cost for the restricted stock units and do not correspond to the actual economic value that may be received by the NEOs upon vesting or settlement of the restricted stock units. In connection with the Merger, all Aegerion restricted stock units held by Ms. Szela and Messrs. Perry, Harshbarger and Louis were exchanged for restricted stock units with respect to a number of our common shares equal to the product obtained by multiplying (i) the total number of Aegerion restricted stock units as of immediately prior to the effective time of the Merger by (ii) the equity exchange ratio (as defined in the Merger Agreement), with any fractional shares rounded down to the nearest whole share.

(3)
This column represents the aggregate grant date fair value of the stock options, including the Aegerion stock options cancelled in the Merger, granted to the NEOs in 2017 or 2016, as applicable, calculated in accordance with ASC Topic 718. Such aggregate grant date fair date values do not take into account any estimated forfeitures related to service-based vesting conditions. The valuation assumptions used in determining such amounts are described in Note 14 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. The amounts reflect the accounting cost for the stock options and do not correspond to the actual economic value that may be received by the NEOs upon exercise of the stock options or the sale of any underlying common shares. Aegerion stock options granted to Ms. Szela and Messrs. Perry and Louis in 2016 were cancelled at the effective time of the Merger for no consideration because the per share exercise price of such Aegerion stock options exceeded the fair market value of the consideration received in connection with the Merger.

(4)	This column represents the annual cash bonuses earned by the NEOs for the applicable year.

(5)
Mr. Hackman was appointed as our Chief Operating Officer on November 1, 2017 and was not an NEO for 2016. Since Mr. Hackman commenced employment with us on November 1, 2017, his 2017 base salary was pro-rated accordingly, and he did not receive a 2017 annual cash bonus.

(6)
For Messrs. Hackman, Harshbarger, and Louis, for 2017, the "All Other Compensation" column represents 401(k) plan contributions from the Company. For Mr. Price and Dr. Stewart, the "All Other Compensation" column represents reimbursements by the Company for temporary housing and commuting (including a tax gross-up for such expenses).

(7)
Mr. Price joined the Company as Senior Vice President, Finance on November 27, 2017 and was appointed Chief Financial Officer of the Company on December 4, 2017; he was not an NEO for 2016. Since Mr. Price commenced employment with us on November 27, 2017, his 2017 base salary was pro-rated accordingly, and he did not receive a 2017 annual cash bonus.

(8)
Dr. Stewart was appointed as our Executive Vice President, Research and Development on November 27, 2017 and was not an NEO for 2016. Since Dr. Stewart commenced employment with us on November 27, 2017, his 2017 base salary was pro-rated accordingly, and he did not receive a 2017 annual cash bonus.

(9)	Ms. Szela was appointed CEO of Aegerion on January 7, 2016, and appointed CEO of the Company on November 30, 2016. She served in that capacity until November 7, 2017.

(10)	For 2017, for Ms. Szela, Mr. Perry and Mr. Menes, the "All Other Compensation" column represents the following:

Name	Year	Reimbursement for Relocation, Housing and Commuting Allowance (a)	Severance Payments (b)	401(k) Plan Contributions	Tax Gross-Ups for Benefits Provided to NEOs	Total
Mary Szela, former CEO	2017	$79,950	$1,131,143	$8,100	$65,364	$1,284,557
Gregory Perry, former Chief Financial and Administrative Officer	2017	49,901	843,750	7,875	39,613	941,139
Remi Menes, former Global Chief Commercial Officer	2017	17,089	405,170	8,100	7,613	437,972

(a)
Represents the following: for Ms. Szela, amounts paid to or on behalf of her in connection with temporary housing in her former role as CEO of the Company; for Mr. Perry, amounts paid to or on behalf of him in connection with temporary housing in his former role as Chief Financial and Administrative Officer of the Company; and for Mr. Menes, amounts paid to or on behalf of him in connection with certain relocation reimbursements incurred in late 2016 and paid in 2017 in connection with his former role as Global Chief Commercial Officer of the Company, and the relocation allowance paid in 2017 in accordance with his separation agreement.

(b)
Represents severance amounts paid/payable to Ms. Szela, Mr. Perry and Mr. Menes in connection with their respective resignation and separation agreements, including $28,643 and $5,170 of unused vacation paid to Ms. Szela and Mr. Menes, respectively.

(11)
Mr. Perry served as Chief Financial Officer of Aegerion from July 2015 to February 2016 and was appointed Chief Financial and Administrative Officer of the Company on November 30, 2016. He served in that capacity until December 4, 2017, but remained an employee of the Company until December 31, 2017.

(12)
Mr. Menes was appointed Global Chief Commercial Officer of Aegerion on September 21, 2016 and was appointed Global Chief Commercial Officer of the Company on November 30, 2016. He served in that capacity until August 31, 2017.

Grants of Plan‑Based Awards for the Fiscal Year Ended December 31, 2017

The following table provides information related to grants of awards to NEOs in 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock Awards and Option Awards ($) (4)
Name	Grant Date	Target ($)	Maximum ($)
Jeffrey Hackman	11/1/2017	$—	$—	50,000	—	$—	$235,500
	11/1/2017	—	—	92,500	—	—	435,675
	11/1/2017	—	—	—	135,000	4.71	262,292
Michael D. Price	11/27/2017	—	—	20,000	—	—	79,400
	11/27/2017	—	—	—	100,000	3.97	165,580
Murray Stewart	11/27/2017	—	—	50,000	—	—	198,500
	11/27/2017	—	—	—	200,000	3.97	331,160
Ben Harshbarger		189,000	283,500	—	—	—	—
	10/6/2017	—	—	—	75,000	7.03	215,355
Roger Louis		140,000	210,000	—	—	—	—
Mary Szela		—	—	—	—	—	—
Gregory Perry		—	—	—	—	—	—
Remi Menes		—	—	—	—	—	—

(1)
This reflects the target and maximum payouts for our annual cash bonuses under our 2017 annual cash bonus plan. The target is based on a percentage of the applicable NEO’s 2017 base salary and the maximum is equal to 150% of such target, as described above in “Overview of 2017 Compensation Elements - Annual Cash Bonus Compensation.” The actual amounts paid for fiscal year 2017 are disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Given the turnover of our executive officers during 2017, the only NEOs who were eligible for 2017 annual cash bonuses were Mr. Harshbarger and Mr. Louis.

(2)
Represents the time-based restricted stock units granted to Mr. Hackman, Mr. Price and Dr. Stewart in connection with their hiring in 2017, as described above in “Overview of 2017 Compensation Elements - Long-term Incentive Awards (2017) - 2017 Equity Awards to NEOs.”

(3)
Represents the time-based stock options granted to Mr. Hackman, Mr. Price and Dr. Stewart in connection with their hiring in 2017, as well as time-based stock options granted to Mr. Harshbarger in October 2017 as recognition for his efforts and his leadership throughout the DoJ and SEC investigations and settlement, as described above in “Overview of 2017 Compensation Elements - Long-term Incentive Awards (2017) - 2017 Equity Awards to NEOs.”

(4)
Represents the aggregate grant date fair value of the time-based restricted stock units and time-based stock options, as applicable, granted to the NEOs, calculated in accordance with ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. The valuation assumptions used in determining such amounts for the time-based stock options are described in Note 14 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. The amounts reflect the accounting cost for the time-based restricted stock units and time-based stock options and do not correspond to the actual economic value that may be received by the NEOs upon exercise, vesting or settlement of the awards, as applicable, or the sale of any underlying common shares.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

We have entered into the following compensation arrangements with our current and former NEOs, which compensation is reflected in the tables above.

Compensation Arrangements of Jeffrey Hackman, Executive Vice President and Chief Operating Officer and ex officio member of the Executive Committee of the Board

     Mr. Hackman was appointed as our Executive Vice President and Chief Operating Officer on November 1, 2017. In connection with his appointment, we entered into an employment agreement with Mr. Hackman, which provides that he will initially earn an annual base salary of $480,000 (subject to increase by the Board) and, beginning January 1, 2018, will be eligible to earn an annual cash bonus based on the achievement of certain performance goals with a target of 45% of his base salary. In connection with his appointment, Mr. Hackman received (a) a time-based option to purchase 135,000 common shares, (b) time-based restricted stock units representing 50,000 of our common shares, and (c) time-based restricted stock units representing 92,500 common shares. We also agreed to reimburse Mr. Hackman for incurrence of reasonable expenses for independent tax consultation regarding Canadian tax obligations in connection with service in Canada up to $5,000 on an annual basis, as well as tax equalization payments for Mr. Hackman’s services in Canada and fees associated with the calculation of such payments. Mr. Hackman is subject to the restrictive covenants in the Company’s standard Confidentiality, Assignment of Intellectual Property and Non-Competition agreement.

Mr. Hackman is also an ex officio member of the Executive Committee of the Board. Mr. Hackman does not receive any additional compensation for serving in this role.

Compensation Arrangements of Michael D. Price, Senior Vice President and Chief Financial Officer

Mr. Price commenced employment with us on November 27, 2017 and was appointed as our Senior Vice President and Chief Financial Officer on December 4, 2017. In connection with his employment, we entered into an employment agreement with Mr. Price, which provides that Mr. Price will initially earn an annual base salary of $415,000 (subject to increase by the Board) and, beginning January 1, 2018, will be eligible to earn an annual cash bonus based on achievement of certain performance goals with a target of 50% of his base salary. In connection with his employment agreement, Mr. Price also received (a) a time-based option to purchase 100,000 of our common shares and (b) time-based restricted stock units representing 20,000 of our common shares. Under Mr. Price's original employment agreement, during the term of his employment, subject to repayment if Mr. Price’s employment terminates other than by the Company without cause within 12 months’ of his appointment date, we are obligated to (a) provide Mr. Price with a temporary housing allowance of up to $5,500 per month; and (b) weekly commuting costs not to exceed $1,000, as well as a tax gross-up payment in the amount necessary to offset the tax liability associated with such allowances. We also agreed to reimburse Mr. Price for incurrence of reasonable expenses for independent tax consultation regarding Canadian tax obligations in connection with service in Canada up to $5,000 on an annual basis, as well as tax equalization payments for Mr. Price’s services in Canada and fees associated with the calculation of such payments. Effective April 20, 2018, we amended Mr. Price’s employment agreement to decrease his aggregate temporary housing and commuting allowance to up to $9,500 per month. Mr. Price is subject to the restrictive covenants in the Company’s standard Confidentiality, Assignment of Intellectual Property and Non-Competition agreement.

Compensation Arrangements of Murray Stewart, Executive Vice President, Research & Development

Dr. Stewart was appointed as our Executive Vice President. Research & Development on November 27, 2017. In connection with his appointment, we entered into an employment agreement with Dr. Stewart, which provides that Dr. Stewart will initially earn an annual base salary of $560,000 (subject to increase by the Board) and, beginning January 1, 2018, will be eligible to earn an annual target bonus of 60% of his base salary. In connection with his appointment, Dr. Stewart received (a) a time-based option to purchase 200,000 of our common shares, and (b) time-based restricted stock units representing 50,000 of our common shares.

Under Dr. Stewart’s original employment agreement, during the term of his employment, subject to repayment if Dr. Stewart’s employment is terminated other than without “Cause” (as defined below in “Potential Payments Upon Termination or Change of Control”) or for “Good Reason” (as defined below in “Potential Payments Upon Termination or Change of Control”), in either case within 12 months’ of his appointment date, we were obligated to (a) provide Dr. Stewart with a temporary housing allowance of up to $4,500 per month; and (b) weekly commuting costs not to exceed $1,000, as well as a tax gross-up payment in the amount necessary to offset the tax liability associated with such allowances. Effective April 20, 2018, we amended Dr. Stewart’s employment agreement to provide that he will receive reimbursement for reasonable relocation expenses incurred for relocating to the Cambridge, Massachusetts area, up to $20,000, in lieu of the temporary housing allowance and commuting costs originally provided. We are also obligated to reimburse Dr. Stewart for incurrence of reasonable expenses for independent tax consultation regarding Canadian tax obligations in connection with service in Canada up to $5,000 on an annual basis, as well as tax equalization payments for Dr. Stewart’s services in Canada and fees associated with the calculation of such payments. Dr. Stewart is subject to the restrictive covenants in the Company’s standard Confidentiality, Assignment of Intellectual Property and Non-Competition agreement.

Compensation Arrangements for Ben Harshbarger, General Counsel & Secretary

We entered into an employment agreement with Mr. Harshbarger, dated November 28, 2016, as amended August 28, 2017. The employment agreement, as amended, provided for Mr. Harshbarger’s annual base salary (subject to increase by the Board), annual target bonus and eligibility to participate in our health insurance and other benefits, generally. Mr. Harshbarger’s current annual base salary is $441,000, and his current annual target bonus is 45% of base salary. We also agreed to reimburse Mr. Harshbarger for incurrence of reasonable expenses for independent tax consultation regarding Canadian tax obligations in connection with service in Canada up to $5,000 on an annual basis, as well as tax equalization payments for Mr. Harshbarger’s services in Canada and fees associated with the calculation of such payments. Mr. Harshbarger is subject to the restrictive covenants in Company’s standard Confidentiality, Assignment of Intellectual Property and Non-Competition agreement.

Compensation Arrangements for Roger Louis, Global Chief Compliance Officer

We entered into an employment agreement with Mr. Louis, dated November 28, 2016, as amended August 28, 2017. The employment agreement, as amended, provided for Mr. Louis’ annual base salary (subject to increase by the Board), annual target bonus and eligibility to participate in our health insurance and other benefits, generally. Mr. Louis’ current annual base salary is $360,500, and his current annual target bonus is 40% of base salary. We also agreed to reimburse Mr. Louis for incurrence of reasonable expenses for independent tax consultation regarding Canadian tax obligations in connection with service in Canada up to $5,000 on an annual basis, as well as tax equalization payments for Mr. Louis’s services in Canada and fees associated with the calculation of such payments. Mr. Louis is subject to the restrictive covenants in Company’s standard Confidentiality, Assignment of Intellectual Property and Non-Competition agreement.

Compensation Arrangements of Mary Szela, Former CEO

On May 8, 2017, we entered into an employment agreement with Ms. Szela, with effect from November 29, 2016, the date of the Merger. Under the agreement, Ms. Szela was provided with an annual base salary of $689,550 (subject to increase by the Board) and was eligible to earn an annual cash bonus based on achievement of certain performance goals with a target of 60% of her base salary. The cash compensation package of Ms. Szela was the same compensation that Ms. Szela received as CEO of Aegerion prior to the Merger. In addition, Ms. Szela’s employment agreement obligated us, during the term of Ms. Szela’s employment, to: (a) provide Ms. Szela with a housing allowance of up to $7,200 per month; (b) reimburse Ms. Szela for reasonable commuting expenses for business travel to and from the Chicago, Illinois area, including airfare; (c) provide tax gross-ups to offset any tax liability of Ms. Szela associated with the housing allowance; (d) reimburse Ms. Szela for incurrence of fees for tax and financial planning up to $15,000 on an annual basis; and (e) reimburse Ms. Szela for incurrence of reasonable expenses for independent tax consultation regarding Canadian tax obligations in connection with her service in Canada up to $5,000 on an annual basis. Ms. Szela resigned as our CEO on November 7, 2017.

Compensation Arrangements for Greg Perry, Former Chief Financial and Administrative Officer

We entered into an employment agreement with Mr. Perry, dated November 28, 2016, as amended August 28, 2017 and September 13, 2017. The employment agreement, as amended, provided for Mr. Perry’s annual base salary, annual target bonus and eligibility to participate in our health insurance and other benefits, generally. Mr. Perry's annual base salary in 2017 was $450,000 and his target bonus was 50%. We also agreed to provide Mr. Perry, until the earlier of July 6, 2018 or his termination, (a) a housing allowance of up to $4,500 per month; and (b) tax gross-ups to offset any tax liability of Mr. Perry associated with the housing allowance. Mr. Perry resigned as our Chief Financial and Administrative Officer on December 4, 2017 and remained an employee of the Company until December 31, 2017.

Compensation Arrangements for Remi Menes, Former Global Chief Commercial Officer

We entered into an employment agreement with Mr. Menes, dated November 28, 2016. The employment agreement, as amended, provided for Mr. Menes’ initial annual base salary, initial annual target bonus and eligibility to participate in our health insurance and other benefits, generally. We also agreed to provide Mr. Menes for (a) a housing allowance of up to $4,500 per month until March 21, 2017; (b) a relocation allowance for shipping Mr. Menes’ household goods from Finland to Massachusetts, and (c) tax gross-ups to offset any tax liability of Mr. Menes associated with (a) and (b); provided that (a) and (b) were subject to repayment of a prorated portion if Mr. Menes resigned other than for “Good Reason” (as defined below in “Potential Payments Upon Termination or Change of Control”) or was terminated by us for “Cause” (as defined below in “Potential Payments Upon Termination or Change of Control”), in either case, prior to the 12-month anniversary of payment of such allowance. Mr. Menes resigned as our Global Chief Commercial Officer on August 31, 2017, and in connection with his separation agreement, we agreed to waive his obligation to repay any portion of his housing allowance, original relocation allowance, and signing bonus.

Outstanding Equity Awards at 2017 Fiscal Year‑End

The following table provides information regarding equity awards held by our NEOs as of December 31, 2017. All share‑related data included below give effect to the one-for-five (1:5) consolidation of all of our issued and outstanding common shares, without par value, for shareholders of record as of December 16, 2016. Ms. Szela and Mr. Menes are not included in the following table because they held no equity awards as of December 31, 2017, due to their resignations earlier in 2017.

	Options Awards (1)							Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Jeffrey Hackman	—		135,000	(3)	$4.71	11/1/2027		50,000	(4)	$156,000	—		$—
								92,500	(5)	288,600	—		—
Michael D. Price	—		100,000	(6)	3.97	11/27/2027		20,000	(7)	62,400	—		—
Murray Stewart	—		200,000	(6)	3.97	11/27/2027		50,000	(7)	156,000	—		—
Ben Harshbarger	32,467	(8)	64,933	(8)	8.65	12/22/2026		177	(9)	552	47,980	(10)	149,698
	—		75,000	(11)	7.03	10/6/2027		512	(12)	1,597	—		—
								336	(13)	1,048	—		—
								697	(14)	2,175	—		—
								1,122	(15)	3,501	—		—
Roger Louis	13,913	(8)	27,827	(8)	8.65	12/22/2026		1,093	(14)	3,410	20,560	(10)	64,147
Gregory Perry	166,020	(16)	—		8.65	3/31/2018	(17)	—		—	—		—

(1)
Pursuant to Messrs. Hackman's, Harshbarger's, Louis', and Perry's and Dr. Stewart’s employment agreements, such equity awards are subject to certain acceleration of vesting provisions in the event of certain qualifying terminations in connection with a change in control, as discussed further in “Potential Payments Upon Termination or Change of Control” below.

(2)	Based on the closing price of our common shares on December 29, 2017 ($3.12), the last trading date of 2017.

(3)
Represents time-based stock options granted on November 1, 2017 under the Equity Incentive Plan, which vest ratably on an annual basis over three years from the grant date, subject to continued employment through each applicable vesting date.

(4)
Represents time-based restricted stock units granted on November 1, 2017 under the Equity Incentive Plan, which vest ratably on an annual basis over three years from the grant date, subject to continued employment through each applicable vesting date.

(5)
Represents time-based restricted stock units granted on November 1, 2017 under the Equity Incentive Plan, which vest in full on the first anniversary of the grant date, subject to continued employment through such date.

(6)
Represents time-based stock options granted on November 27, 2017 under the Equity Incentive Plan, which vest ratably on an annual basis over three years from the grant date, subject to continued employment through each applicable vesting date.

(7)
Represents time-based restricted stock units granted on November 27, 2017 under the Equity Incentive Plan, which vest ratably on an annual basis over three years from the grant date, subject to continued employment through each applicable vesting date.

(8)
Represents time-based stock options granted on December 22, 2016 under the Equity Incentive Plan, which vest ratably on an annual basis over three years from the grant date, subject to continued employment through each applicable vesting date.

(9)
Represents time-based restricted stock units granted on April 1, 2015 under the Aegerion Pharmaceuticals, Inc. 2010 Stock Option and Incentive Plan ("Aegerion 2010 Plan"), which vest ratably on an annual basis over three years from the grant date, subject to continued employment through each applicable vesting date.

(10)
Represents performance-based restricted stock units granted on December 22, 2016 under the Equity Incentive Plan, which would have become earned based upon achievement of certain performance criteria and, to the extent earned, become eligible to vest as to 22.22% of the restricted stock units on December 31, 2017, 11.12% on July 31, 2018, 33.33% on December 22, 2018, and 33.33% on December 22, 2019, subject to continued employment through each applicable vesting date. As of December 31, 2017, none of the performance criteria were expected to be achieved.

(11)
Represents time-based stock options granted on October 6, 2017 under the Equity Incentive Plan, which vest ratably on an annual basis over three years from the grant date, subject to continued employment through each applicable vesting date.

(12)
Represents time-based restricted stock units granted on May 15, 2015 under the Aegerion 2010 Plan, which vest on the third anniversary of the grant date, subject to continued employment through such date.

(13)
Represents time-based restricted stock units granted on September 17, 2015 under the Aegerion 2010 Plan, which vest ratably on an annual basis over three years from the grant date, subject to continued employment through each applicable vesting date.

(14)
Represents time-based restricted stock units granted on May 9, 2016 under the Aegerion 2010 Plan, which vest ratably on an annual basis over three years from the grant date, subject to continued employment through each applicable vesting date.

(15)
Represents time-based restricted stock units granted on May 9, 2016 under the Aegerion 2010 Plan, 25% of which vest on the first anniversary of the grant date, 50% of which vest on the second anniversary grant date, and 25% of which vest on the third anniversary grant date, subject to continued employment through each applicable vesting date.

(16)	Represents time-based stock options granted on December 22, 2016 under the Equity Incentive Plan, all of which vested on December 12, 2017, in connection with Mr. Perry's resignation from the Company.

(17)	Mr. Perry's options expired on March 31, 2018, 90 days after his termination date.

2017 Option Exercises and Stock Vested

The following table provides information with respect to vested stock awards during 2017. None of our NEOs exercised stock options during 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jeffrey Hackman	—	$—
Michael D. Price	—	—
Murray Stewart	—	—
Ben Harshbarger	1,956	17,549	(2)
Roger Louis	547	5,153	(3)
Mary Szela	6,632	62,473	(4)
Gregory Perry	7,179	39,054	(5)
Remi Menes	—	—

(1)	The value realized on vesting is computed by multiplying the number of shares or units that vested by the per-share closing price of our common shares on the vesting date.

(2)
Based on the following: (i) a closing price of $10.74 for our common shares on April 1, 2017, the date on which 178 time-based restricted stock units vested; (ii) a closing price of $9.42 for our common shares on May 9, 2017, the date on which 724 time-based restricted stock units vested; (iii) a closing price of $8.97 for our common shares on May 15, 2017, the date on which 717 time-based restricted stock units vested; and (iv) a closing price of $7.08 for our common shares on September 17, 2017, the date on which 337 time-based restricted stock units vested.

(3)	Based on the $9.42 closing price of our common shares on May 9, 2017, the date on which 547 time-based restricted stock units vested.

(4)	Based on the $9.42 closing price of our common shares on May 9, 2017, the date on which 6,632 time-based restricted stock units vested.

(5)
Based on the $9.42 closing price of our common shares on May 9, 2017, the date on which 2,393 time-based restricted stock units vested, and the $3.45 closing price of our common shares on December 12, 2017, the date on which 4,786 time-based restricted stock units vested.

Potential Payments Upon Termination or Change of Control

Each of our NEOs, except for Mr. Price, is or was entitled to receive certain benefits upon a qualifying termination of employment and/or upon certain change of control transactions accompanied by a qualifying termination of employment within a certain time following such transaction, as described below. Because Mr. Price was hired during our search for a new CEO, he agreed to forego certain termination benefits and protections upon a change of control transaction at the time of his hire (though Mr. Price may be granted such benefits in the future).

Termination Arrangements with Mr. Hackman and Dr. Stewart

Involuntary Termination of Employment Not in Connection with a Change in Control

Pursuant to their respective employment agreements, if Mr. Hackman or Dr. Stewart, as applicable, is terminated by us for any reason other than “Cause”, death or disability or Mr. Hackman or Dr. Stewart, as applicable, resign for “Good Reason”, then they will be entitled to the following, subject to execution of a general release of claims in our favor and continued compliance with applicable restrictive covenants: (i) continued base salary for 12 months; (ii) if the Board determines that they are eligible for a target bonus for the year during which their employment terminates, a portion of such target bonus, pro-rated for their employment during such year; and (iii) if Mr. Hackman or Dr. Stewart was participating in our group health plan immediately prior to the date of termination and elects COBRA health continuation, we will pay him an amount equal to our share of the premium for his group health coverage, for up to 12 months.

Involuntary Termination of Employment in Connection with a Change in Control

In the event of a termination by us for any reason other than Cause, death or disability or Mr. Hackman’s or Dr. Stewart’s, as applicable, resignation for Good Reason, in each case within 18 months following a “Change in Control,” Mr. Hackman or Dr. Stewart, as applicable, will be entitled to the following (instead of the payments and benefits described above), subject to his execution of a general release of claims in our favor and continued compliance with applicable restrictive covenants: (A) continued base salary (at his then-current rate or base salary in effect immediately prior to the Change in Control, if higher) for 12 months; (B) a portion of his target bonus for the year of termination, pro-rated for his employment during such year; (C) full accelerated vesting of all outstanding equity awards held by him as of the date of such termination; and (D) if he was participating in our group health plan immediately prior to the date of termination and elects COBRA health continuation, we will pay him an amount equal to its share of the premium for his group health coverage, for up to 12 months.

The payments and benefits provided under the employment agreement in connection with a Change in Control may not be eligible for federal income tax deduction for the Company pursuant to Section 280G of the Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Mr. Hackman or Dr. Stewart, as applicable, in connection with a Change in Control would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits may be reduced, at the discretion of Mr. Hackman or Dr. Stewart, as applicable, if such reduction would result in a higher net after-tax benefit to him.

For purposes of Mr. Hackman and Dr. Stewart’s employment agreements:

“Cause” generally means (i) his conduct constituting a material act of misconduct in connection with the performance of his duties; (ii) a material and willful misrepresentation by him to our CEO or our Board regarding a matter of material importance to us; (iii) his commission of any felony or misdemeanor involving moral turpitude, deceit, dishonesty or fraud, or any conduct by him that would reasonably be expected to result in material injury or reputational harm to us or any of our subsidiaries and affiliates if he were retained in his position; (iv) his continued non-performance of his duties hereunder with a cure period and standard carve-outs; (v) his breach of any of the provisions contained in section 7 of his employment agreement; (vi) his material violation of our written employment policies; (vii) his failure to cooperate with a bona fide internal investigation or an investigation by regulatory or law enforcement authorities, after being instructed by us to cooperate, or the willful destruction or failure to preserve documents or other materials known to be relevant to such investigation or the inducement of others to fail to cooperate or to produce documents or other materials in connection with such investigation.

“Change in Control” generally means any of the following (i) any person becomes the beneficial owner, directly or indirectly, of our securities representation 50 percent or more of the combined voting power of our then-outstanding securities having the right to vote in an election of the Board, as such terms are used in the Securities Exchange Act of 1934, as amended; (ii) the date a majority of the members of the board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the board before the date of the appointment or elects; or (iii) the consummation of (A) any consolidation or merger of us where our shareholders, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own, directly or indirectly, shares representing in the aggregate more than 50 percent of the voting shares of the company issuing cash or securities in the consolidation or merger, or (B) any sale or other transfer of all or substantially all of our assets.

“Good Reason” generally means that he has complied with the proper notification process following the occurrence of any of the following events (i) a material diminution of his responsibilities, authority or duties; (ii) a material diminution in his base salary except for across-the-board salary reductions based on our financial performance similarly affecting all or substantially all our senior management employees; (iii) a material change in the geographic location at which he provides services to us; or (iv) our material breach of his employment agreement.

Termination Arrangement with Mr. Price

In connection with his termination or resignation, the Company and Mr. Price, as applicable, are each required to provide 30 days’ prior written notice; provided, however, that if Mr. Price is terminated by the Company for cause, the date of termination will be the date the notice is given. The Company may pay Mr. Price's base salary in lieu of such notice.

Termination Arrangements with Messrs. Harshbarger and Louis

Involuntary Termination of Employment Not in Connection with a Change in Control

Pursuant to their respective employment agreements, as amended, if Mr. Harshbarger or Mr. Louis, as applicable, is terminated by us for any reason other than “Cause,” death or disability or Mr. Harshbarger or Mr. Louis, as applicable, resigns for “Good Reason,” then he will be entitled to the following, subject to his execution of a general release of claims in our favor and continued compliance with applicable restrictive covenants: (i) continued base salary for 12 months; and (ii) if he was participating in our group health plan immediately prior to the date of termination and elects COBRA health continuation, we will pay him an amount equal to our share of the premium for the NEO's group health coverage, for up to 12 months.

Involuntary Termination of Employment in Connection with a Change in Control

In the event of a termination by us for any reason other than “Cause,” death or disability or Mr. Harshbarger’s or Mr. Louis’, as applicable, resignation for Good Reason, in each case within 18 months following a “Sale Event,” they will be entitled to the payments and benefits described above, as well as full accelerated vesting of all outstanding equity awards held by them as of the date of such termination, the target bonus for the year of termination and a portion of his target bonus for the year of termination, pro-rated for their employment during such year, in each case subject to his execution of a general release of claims in our favor and continued compliance with applicable restrictive covenants.

The payments and benefits provided under the employment agreement in connection with a Sale Event may not be eligible for federal income tax deduction for the Company pursuant to Section 280G of the Code. These payments and benefits may also be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Mr. Harshbarger or Mr. Louis in connection with a Sale Event would be subject to the excise tax imposed under Section 4999 of the Code, then those payments or benefits may be reduced, at the discretion of Mr. Harshbarger or Mr. Louis, if such reduction would result in a higher net after-tax benefit to him.

For purposes of Messrs. Harshbarger’s and Louis’ employment agreement,

“Cause” generally means (i) his failure (except where due to a disability), neglect or refusal to perform in any material respect his duties and responsibilities; (ii) any act by him that has, or could reasonably be expected to have, the effect of injuring the business of the Company or its affiliates in any material respect; (iii) his conviction of, or plea of guilty or no contest to (A) a felony or (B) any other criminal charge that has, or could be reasonably expected to have, an adverse impact on the performance of his duties or otherwise result in material injury to the reputation or business of the Company; (iv) his commission of an act of fraud or embezzlement against the Company, or any other act that creates or reasonably could create negative or adverse publicity for the Company; (v) any violation by him of our policies, including but not limited to those relating to sexual harassment or business conduct, and those otherwise set forth in the manuals or statements of policy of the Company; (vi) his violation of federal or state securities laws; or (vii) his breach of his employment agreement or breach of his confidentiality agreement.

“Good Reason” generally means that he has complied with the proper notification process following the occurrence of any of the following events (i) a material diminution of his responsibilities, authority or duties; (ii) a material diminution in his base salary except for across-the-board salary reductions applicable to all similarly situated executives; (iii) the relocation of his principal place of employment more than 50 miles from its current location; or (iv) our material breach of his employment agreement.

“Sale Event” generally means (i) the sale of all or substantially all of our assets on a consolidated basis to an unrelated person or entity; (ii) a merger, reorganization or consolidation pursuant to which the holders of our outstanding voting power immediately prior to such transaction do not own a majority of the outstanding voting power of the resulting or successor entity; (iii) the sale of all of our common shares to an unrelated person or entity; (iv) the acquisition, directly or indirectly, by any person or group of persons acting jointly or in concert (other than us or a person that directly or indirectly controls, is controlled by, or is under common control with, us) of beneficial ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities pursuant to a tender offer (which includes a takeover bid) made directly to our stockholders.

In connection with their resignations from the Company in 2017, we entered into agreements with each of Ms. Szela, Mr. Perry and Mr. Menes, the key terms of which are described below.

Resignation Agreement with Ms. Szela, Former CEO

On November 7, 2017, Ms. Szela resigned for personal reasons from her position as our CEO and as a member of our Board. In connection with Ms. Szela’s resignation, we negotiated and entered into a resignation agreement with Ms. Szela. Pursuant to Ms. Szela’s resignation agreement, Ms. Szela received one year of salary continuation at her final annual base salary rate of $689,550 and a payment, in a lump sum, of $413,000, payable in November 2018. The resignation agreement contains a mutual release of claims, as well as an acknowledgment that Ms. Szela will continue to be subject to our standard Confidentiality, Assignment of Intellectual Property and Non-Competition Agreement.

Separation Agreement with Gregory Perry, Former Chief Financial and Administrative Officer

On December 4, 2017, Mr. Perry resigned from his position as our Chief Financial and Administrative Officer, but remained our employee until December 31, 2017. In connection with Mr. Perry’s resignation, we entered into a separation agreement with Mr. Perry under which he received one year of salary continuation at his final annual base salary rate of $450,000 and two lump sum payments representing his 2017 and 2018 bonuses - one in the amount of $168,750 paid by March 15, 2018 and the other in the amount of $225,000 payable on the last day of his salary continuation payments. In addition, Mr. Perry has elected COBRA health continuation, and we have paid our share of the premium for Mr. Perry’s group health coverage, and will continue to pay for our share of such premiums for up to 12 months. In addition, Mr Perry's 4,786 time-based restricted stock units and a time-based option to purchase 166,020 of our common shares were accelerated in full. The resignation agreement contains a mutual release of claims, as well as an acknowledgment that Mr. Perry will continue to be subject to our standard Confidentiality, Assignment of Intellectual Property and Non-Competition Agreement.

Separation Agreement with Mr. Menes, Former Global Chief Commercial Officer

On August 28, 2017, Mr. Menes resigned from his position as our Global Chief Commercial Officer. In connection with Mr. Menes’s resignation, we entered into a separation agreement with Mr. Menes under which he received one year of salary continuation at his final annual base salary rate of $400,000. Mr. Menes initially elected COBRA health continuation, and we paid our share of the premium for Mr. Menes’ group health coverage during the period for which he elected COBRA health continuation. In addition, we waived Mr. Menes' obligation to repay any portion of his housing allowance, original relocation allowance, and signing bonus. Mr. Menes also received reimbursement for reasonable relocation expenses incurred for relocating from Massachusetts to the Montreal, Canada area, up to $20,000. He will also receive tax equalization and the reimbursement of tax consultation expenses in connection with the Canadian tax implications of his work for us in 2017. The resignation agreement contains a release of claims in our favor, as well as an acknowledgment that Mr. Menes will continue to be subject to our standard Confidentiality, Assignment of Intellectual Property and Non-Competition Agreement.

The amount of compensation payable to our NEOs in the event of a termination of employment or a change of control is set forth in the table below. Except for Ms. Szela, Mr. Perry and Mr. Menes, the amounts set forth in the table below were calculated assuming the termination of the NEO’s employment occurred as of December 31, 2017. The amounts for Ms. Szela, Mr. Perry and Mr. Menes represent the actual severance amounts and benefits paid to them in connection with their employment terminations, but do not include any benefits accrued, but not yet paid, as of such date of termination.

Name	Benefit	Termination Other than for Cause, Death or Disability Not in Connection with a Sale Event or Change in Control		Resignation for Good Reason Not in Connection with a Sale Event or Change in Control		Termination Other than for Cause, Death or Disability in Connection with Sale Event or Change in Control		Resignation for Good Reason in Connection with Sale Event or Change in Control
Jeffrey Hackman	Cash Severance	$480,000	(1)	$480,000	(1)	$480,000	(1)	$480,000	(1)
	Option Acceleration	—		—		—	(2)	—	(2)
	Restricted Stock Units Acceleration	—		—		444,600	(3)	444,600	(3)
	Health Benefits	25,066	(4)	25,066	(4)	25,066	(4)	25,066	(4)
	Total	$505,066		$505,066		$949,666		$949,666
Michael D. Price	Cash Severance	$34,583	(5)	$34,583	(5)	$34,583	(5)	$34,583	(5)
Murray Stewart	Cash Severance	$560,000	(1)	$560,000	(1)	$560,000	(1)	$560,000	(1)
	Option Acceleration	—		—		—	(2)	—	(2)
	Restricted Stock Units Acceleration	—		—		156,000	(3)	156,000	(3)
	Health Benefits	2,292	(4)	2,292	(4)	2,292	(4)	2,292	(4)
	Total	$562,292		$562,292		$718,292		$718,292
Ben Harshbarger	Cash Severance	$420,000	(1)	$420,000	(1)	$420,000	(1)	$420,000	(1)
	Option Acceleration	—		—		—	(2)	—	(2)
	Restricted Stock Units Acceleration	—		—		8,873	(3)	8,873	(3)
	Health Benefits	25,066	(4)	25,066	(4)	25,066	(4)	25,066	(4)
	Target Bonus	—		—		378,000	(6)	378,000	(6)
	Total	$445,066		$445,066		$831,939		$831,939
Roger Louis	Cash Severance	$350,000	(1)	$350,000	(1)	$350,000	(1)	$350,000	(1)
	Option Acceleration	—		—		—	(2)	—	(2)
	Restricted Stock Units Acceleration	—		—		3,410	(3)	3,410	(3)
	Health Benefits	15,990	(4)	15,990	(4)	15,990	(4)	15,990	(4)
	Target Bonus	—		—		280,000	(6)	280,000	(6)
	Total	$365,990		$365,990		$649,400		$649,400
Mary Szela	Cash Severance	$—		$1,102,550	(7)	$—		$—
Gregory Perry	Cash Severance	$—		450,000	(8)	$—		$—
	Option Acceleration	—		—	(2)	—		—
	Restricted Stock Units Acceleration	—		16,512	(9)	—		—
	Bonuses	—		393,750	(10)	—		—
	Health Benefits			21,992	(11)
	Total	$—		$882,254		$—		$—
Remi Menes	Cash Severance	$—		400,000	(12)	$—		$—
	Relocation Benefits	—		15,553	(12)	—		—
	Health Benefits			1,708	(13)
	Total	$—		$417,261		$—		$—

(1)	Represents 12 months of salary continuation, based on annual salary rate in effect on December 31, 2017.

(2)
Because the per share exercise price of stock options held by our NEOs was greater than the fair market value of our common shares on December 29, 2017 ($3.12), no amounts have been included in this table with respect to stock options.

(3)
Represents the value of 100% of the unvested portion of the NEO's time-based restricted stock units as of December 31, 2017. The value is calculated by multiplying the number of time-based restricted stock units that would have vested upon such employment termination by $3.12, the closing price of our common shares on December 29, 2017. As none of the performance goals underlying the performance-based restricted stock units held by Mr. Harshbarger and Mr. Louis have been met or are expected to be met, no shares have or will be earned by Mr. Harshbarger or Mr. Louis as a result of these awards, and they will be cancelled. This column thus does not reflect any value for such performance-based restricted stock units.

(4)	Represents payments of premiums for COBRA continuation coverage for 12 months, based on the actual rates applicable to the NEOs as of December 31, 2017.

(5)	Represents payment of one month of base salary in lieu of notice.

(6)	Represents 2x target bonus for 2017.

(7)
Represents Ms. Szela's actual severance payable, equal to 12 months of salary continuation, based on her annual salary rate in effect on November 7, 2017, and an additional lump sum payment of $413,000 she will receive in November 2018.

(8)	Represents Mr. Perry's actual severance payable, equal to 12 months of salary continuation, based on his annual salary rate in effect on December 31, 2017.

(9)
Represents the value of 100% of the unvested portion of Mr. Perry's time-based restricted stock units, which vested on December 12, 2017 (the date of his separation agreement became effective), in connection with Mr. Perry's resignation from the Company. The value is calculated by multiplying the number of time-vested restricted stock units that vested upon such date by $3.45, the closing price of our common shares on December 12, 2017.

(10)	Represents Mr. Perry's 2017 bonus payment of $168,750 that he received in March 2018 and 2018 bonus payment of $225,000 that he will receive in December 2018 in connection with his termination.

(11)
Represents payments of premiums for COBRA continuation coverage for 12 months, based on the actual rate as of January 12, 2018, the first payroll period in 2018 after Mr. Perry's last day with the Company.

(12)
Represents Mr. Menes' actual severance payable, equal to 12 months of salary continuation, based on his annual salary rate in effect on August 31, 2017, and additional payments for relocation expenses he incurred in connection with his termination.

(13)	Represents payments of premiums for COBRA continuation coverage for the period in which Mr. Menes elected COBRA health continuation.

Director Compensation

Overview

The compensation program for our non‑employee directors is intended to fairly compensate each director for the time and effort required of a non-employee director based upon the size and complexity of our business, as well as, through an equity component of the program, to further align the interests of our non‑employee directors with those of our shareholders. The amount and form of non-employee director compensation is reviewed periodically by the Compensation Committee, with any resulting recommendations made to the Board, to ensure that such compensation accurately reflects the responsibilities and risks of being an effective director.

To assist in its evaluation of director compensation, the Compensation Committee has the authority to retain independent compensation consultants. In December 2016, after the Merger, the Compensation Committee asked Radford to assess our non-employee director compensation practices, including cash compensation, equity compensation, stock ownership guidelines and equity award vesting features against the market, and to recommend compensation for 2017. In doing such assessment, Radford utilized data consistent from the December 2016 Peer Group. Based on such data, the Compensation Committee reviewed our non-employee director compensation program, which was then reviewed and approved by the Board (the “December 2016 Director Compensation Review”). In February 2018, the Compensation Committee asked Radford to review the levels of cash and equity compensation for non-employee directors based on our August 2017 Peer Group (the “February 2018 Director Compensation Review”). In light of that assessment, the Compensation Committee and the Board approved the increases to non-employee director compensation described below to bring our overall non-employee director compensation package more in line with peer group and market practices. The results of the December 2016 Director Compensation Review and the February 2018 Director Compensation Review are described below.

The Compensation Committee’s philosophy on director compensation is to align the level of non-employee director compensation with that used for our executive officers. As a result, the Compensation Committee targets the market 50th percentile for all non-employee director pay elements and provides a mix of cash and equity compensation to motivate the right balance of short-term and long-term decision making. The key decisions resulting from the December 2016 Compensation Review were as follows:

–
Continue to provide cash compensation in the form of annual retainers and make no changes to cash compensation given that the aggregate cash compensation, taking into account annual retainers for Board and Board committee service is slightly below the market 50th percentile;

–
Provide equity compensation in the form of stock options and provide initial stock option awards, vesting over three years and annual stock option awards, vesting in full after one year, in each case, aligned with the market 50th percentile; and

–	To implement stock ownership guidelines for directors, as described below.

The key decisions resulting from the February 2018 Compensation Review were as follows:

–	Maintain the same levels and type of cash compensation for non-employee directors; and

–
Continue to use stock options as the form of equity award for non-employee directors and to increase the number of stock options for the initial and annual awards to be aligned between the 50th and 75th market percentile, given that the cash compensation actually delivered to each non-employee director is below the 50th market percentile.

The non‑employee directors receive cash and equity‑based compensation for their services on the Board as described below.

Cash Compensation

The cash compensation component of our non-employee director compensation program includes annual cash Board and committee member or Chair position retainers. Non-employee directors are also eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings, in accordance with our policies, and reimbursement for preparation of annual Canadian tax returns. Non-employee director retainers are paid to the Board quarterly in arrears.

Fees payable to our non‑employee directors for our standing committees in 2017 were as follows:

Nature of Board Duty	Fee (US$)
Annual Board Retainer Fee:
- for all directors	$40,000
- additional retainer for Chair of the Board	40,000
Additional Annual Retainer Fee for Chair of the:
- Audit Committee	20,000
- Compensation Committee	15,000
- Corporate Governance and Nominating Committee	10,000
- Compliance Committee	20,000
- Scientific & Innovation Committee	10,000
Additional Annual Retainer Fee for Non-Chair Member of the:
- Audit Committee	10,000
- Compensation Committee	7,500
- Corporate Governance and Nominating Committee	5,000
- Compliance Committee	10,000
- Scientific & Innovation Committee	5,000
Additional fee to perform Board or committee business (other than attendance at a Board or committee meeting) at the specific request of the Board or relevant committee:
- if no out-of-town travel is required	1,500
- if out-of-town travel is required	3,000
Fee to Novelion Board member for attending operating subsidiary Board meeting as a member of the Board of the operating subsidiary (whether in person or by telephone)	1,500

In addition, non-employee directors are generally entitled to receive annual cash retainers and other fees for service on any ad hoc committees that the Board may establish from time to time commensurate with the level of efforts expected to be undertaken by such committee (which may also include an increased retainer fee for the chair of any such committee).

Equity‑Based Compensation

In addition to cash compensation, our non‑employee directors also receive equity‑based compensation to ensure that their interests are aligned with those of our shareholders.

Non‑employee directors are eligible to receive grants of stock options and restricted stock units under our Equity Incentive Plan. We also maintain a nonqualified deferred compensation arrangement for our non-employee directors, in the form of DSUs, which are converted to cash only when a director ceases to be a member of the Board; DSUs have not been granted since the Merger. The Compensation Committee’s objective in recommending the grant of equity awards to non‑employee directors is to provide a reasonable, market‑based incentive for directors to deliver increased value to shareholders. As noted above, the Compensation Committee recommended that the Board’s equity grants to non‑employee directors be comprised solely of stock options, as stock options are an effective way to align the interests of the non‑employee directors with those of the shareholders because they provide value only if the value of our common shares increases.

Equity grants to the non‑employee directors typically occur upon appointment and annually, promptly following each annual general meeting of shareholders. In December 2016, following consideration of the data from the December 2016 Peer Group, and upon recommendation of the Compensation Committee, the Board approved a grant of 9,600 stock options to each then non‑employee director. The stock options were granted with an exercise price per share equal to the closing price of our common shares on the grant date, and vest in 36 equal monthly installments commencing on the monthly anniversary of the grant date, subject to continued service on our Board through each applicable vesting date. The grant was positioned at the 50th percentile of the data used from the December 2016 Peer Group at a grant size for an initial grant, which equated to 1.5 times the size for a typical annual grant. The timing of this grant was aligned with the timing of the equity awards to our then new executive team and employees following the Merger. In addition, upon their appointments to the Board during 2017, Dr. Corrigan, Dr. Orloff, Dr. Bruhn and Mr. DiPaolo each received initial grants of 9,600 stock options, with an exercise price per share equal to the closing price of the Company’s common shares on their respective grant dates, and which vest in 36 equal monthly installments commencing on the monthly anniversary of the grant date, subject to continued service on our Board through each applicable vesting date.

The Board, upon the recommendation of the Compensation Committee, elected to not make annual stock option awards to non-employee directors in 2017. This decision was made to align non-employee director equity compensation with the equity compensation of our executive officers, who also did not receive equity awards during the first quarter 2017 annual performance cycle, and because the non-employee directors received stock option awards in December 2016 following the Merger.

During 2017, Sandford Smith, Geoffrey Cox and Jorge Plutzky resigned from the Board and Anne VanLent did not stand for re-election at the Company’s 2017 Annual Meeting. In connection with the expiration of their respective service as directors, the Board approved the accelerated vesting of the then outstanding stock options held by each such former director as of their respective last dates of service.

The following table provides information regarding the compensation earned by our non‑employee directors in 2017:

Name (1)	Fees Earned or Paid in Cash ($) USD (2)	Option Awards ($)		Total
Jason Aryeh (3)	$101,319	$—		$101,319
Suzanne Bruhn	13,038	28,063	(4)	41,101
Mark Corrigan (3)	47,018	42,363	(4)	89,381
Mark DiPaolo	19,213	35,013	(4)	54,226
Kevin Kotler (5)	61,454	—		61,454
John Orloff (6)	22,500	36,838	(4)	59,338
Stephen Sabba	68,070	—		68,070
Donald K. Stern	60,000	—		60,000
John C. Thomas, Jr.	65,625	—		65,625
Geoffrey Cox (7)	20,000	74,261	(8)	94,261
Jorge Plutzky (7)	23,750	36,799	(9)	60,549
Sandford Smith	12,500	9,501	(10)	22,001
Anne VanLent	30,000	41,623	(11)	71,623
	$544,487	$304,461		$848,948

(1)
Mr. Smith resigned from the Board on March 30, 2017, Dr. Cox resigned from the Board on July 31, 2017, Dr. Plutzky resigned from the Board on August 1, 2017 and Ms. VanLent’s term expired at our 2017 Annual Meeting on June 28, 2017. Dr. Corrigan was appointed to the Board on March 30, 2017, Dr. Orloff was appointed to the Board on July 1, 2017, Mr. DiPaolo was appointed to the Board on August 2, 2017 and Dr. Bruhn was appointed to the Board on October 1, 2017.

(2)	Represents the aggregate dollar amount of 2017 fees earned or paid in cash for services as a director, including annual retainer fees and committee fees.

(3)	Mr. Aryeh and Dr. Corrigan did not receive any additional compensation for their service on the Executive Committee of the Board.

(4)
Represents the aggregate grant date fair value of the time-based stock options granted to Dr. Bruhn, Dr. Corrigan, Mr. DiPaolo and Dr. Orloff upon his or her appointment to the Board in 2017, calculated in accordance with ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. The valuation assumptions used in determining such amounts are described in the Note 14 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. The amounts reflect the accounting cost for the stock options and do not correspond to the actual economic value that may be received by the non-employee directors upon exercise of the stock options or the sale of any underlying common shares.

(5)	Fees earned by Mr. Kotler are paid to Broadfin Healthcare Master Fund, Ltd.

(6)
Prior to joining our Board, Dr. Orloff served as our Executive Vice President, Research & Development, until his resignation in June 1, 2017. Upon his resignation, his equity awards were cancelled. From January 1, 2017 to June 1, 2017, Dr. Orloff earned $273,115 in salary and received benefits consistent with our other executive officers. Dr. Orloff did not receive any other cash compensation in 2017 and did not receive any equity awards or other perquisites or personal benefits in 2017.

(7)
Cash compensation for Dr. Cox and Dr. Plutzky includes payment in full for their services as a non-employee director, including for Dr. Plutzky, committee fees, for the third quarter of 2017, even though they resigned from their positions as non-employee directors during the third quarter of 2017 (on July 31, 2017 and August 1, 2017, respectively).

(8)
Represents the incremental stock compensation expense recognized from the modification of the vesting of Dr. Cox's stock option awards, in connection with his resignation from his position as a non-employee director on July 31, 2017. The Board approved the acceleration of vesting of Dr. Cox's unvested stock options and an extension of the post-termination exercise period of his stock options from 90 days to one year from his resignation date.

(9)
Represents the incremental stock compensation expense recognized from the modification of the vesting of Dr. Plutzky's stock option awards, in connection with his resignation from his position as a non-employee director on August 1, 2017. The Board approved the acceleration of vesting of Dr. Plutzky's unvested stock options and an extension of the post-termination exercise period of his stock options from 90 days to one year from his resignation date.

(10)
Represents the incremental stock compensation expense recognized from the modification of the vesting of Mr. Smith's stock option awards, in connection with his resignation from his position as a non-employee director on March 30, 2017. The Board approved the acceleration of vesting of Mr. Smith's unvested stock options and an extension of the post-termination exercise period of his stock options from 90 days to one year from his termination date of March 30, 2017.

(11)
Represents the incremental stock compensation expense recognized from the modification of the vesting of Ms. VanLent's stock option awards, in connection with the expiration of her Board term at our 2017 Annual Meeting on June 28, 2017. The Board approved the acceleration of vesting of Ms. VanLent's unvested stock options and an extension of the post-termination exercise period of her stock options from 90 days to one year from June 28, 2017.

Director Awards Outstanding as of December 31, 2017

Name	Total Outstanding Stock Options	Total Outstanding DSUs (1)
Jason Aryeh	29,600	11,360
Suzanne Bruhn	9,600	—
Mark Corrigan	9,600	—
Mark DiPaolo	9,600	—
Kevin Kotler	9,600	—
John Orloff	9,600	—
Stephen Sabba	19,600	5,680
Donald K. Stern	9,600	—
John C. Thomas, Jr.	19,600	5,680
Geoffrey Cox	87,600	—
Jorge Plutzky	9,600	—
Sandford Smith	9,600	—
Anne VanLent	9,600	—
	242,800	22,720

(1)	DSUs are settled in cash and can only be settled once a director ceases to be a member of the Board.

Minimum Share Ownership Guidelines for Directors

The Board believes it to be in the best interests of our shareholders to specify a minimum level of equity holdings in Novelion by each independent director to further align the interests of our Board and shareholders. As a result, following consultation with Radford, we adopted share ownership guidelines for our non‑employee directors (as well as our executives, as described in the "Executive Compensation - Compensation Framework: Policies and Process - Compensation Governance and Practices" section within the "Compensation Discussion & Analysis" section of this Amendment). Under these guidelines, non‑employee directors are encouraged to acquire (if not already held) a number of common shares or share equivalents of Novelion equal to three times the annual retainer. The share ownership guidelines must be satisfied within five years from the date the director joins the Board and 50% of all shares issued to a director under vested equity awards must be held until such time as the guidelines are satisfied. The implementation of share ownership guidelines is consistent with corporate governance best practices.

Vested in‑the‑money stock options, vested shares and vested DSUs, as well as shares held by a director’s spouse, child or an affiliated fund, if such shares are deemed beneficially owned by the director, are counted towards fulfilling the guidelines. Unvested stock options and restricted stock units are not counted towards fulfilling the guidelines.

The value of the shares owned for the purposes of fulfilling the share ownership guidelines is determined as the greater of the acquisition cost or the market value at the time of the determination. Compliance with the share ownership guidelines is evaluated on an annual basis by the Corporate Governance and Nominating Committee.

Compensation Committee Interlocks and Insider Participation

During 2017, none of the members of the Compensation Committee is or was previously an officer or employee of Novelion or has any relationships requiring disclosure under Item 404 of Regulation S‑K promulgated by the SEC.

None of Novelion’s executive officers served during 2017 as members of the Compensation Committee or board of directors of any entity that had one or more executive officers serving as a member of the Novelion Compensation Committee or Novelion Board.

John C. Thomas, Jr. is a director and the Chair of the Audit Committee and member of the Compensation Committee of Novelion. Mr. Thomas is also the Chief Financial Officer and Secretary of CorMatrix. Jason Aryeh was a member of the Board of Directors and Compensation Committee of CorMatrix until March of 2017 and as such, he participated in compensation decisions about Mr. Thomas and CorMatrix’s other executive officers. Mr. Aryeh is the Chair of the Board of Novelion. Mr. Aryeh has not at any time received compensation from Novelion other than for his service in his role as a director of Novelion as described in the “Director Compensation” section of this Amendment.

CEO Pay Ratio Disclosure

Pursuant to a mandate of the Dodd-Frank Act, the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s total annual compensation to the total annual compensation of the CEO. Since Ms. Szela resigned on November 7, 2017, and Mr. Hackman was serving as our principal executive officer and a member of the Executive Committee of the Board, on an ex officio basis on November 30, 2017, our Determination Date (as defined below), we have compared the median employee’s total annual compensation to Mr. Hackman’s.

For 2017, the annual total compensation for Mr. Hackman, as reported in the Summary Compensation Table, was $1,013,406. Because Mr. Hackman joined the Company on November 1, 2017, for purposes of this pay ratio disclosure, we adjusted Mr. Hackman’s base salary and 401(k) company match to estimate the compensation that he likely would have received if he had served in his capacity as Chief Operating Officer and principal executive officer for the entire year. As a result of the adjustments, Mr. Hackman’s compensation, for purposes of this pay ratio disclosure, was $1,416,791. The annual total compensation for our median employee was $183,787, resulting in a 2017 CEO to median employee pay ratio of approximately 8 to 1, as illustrated in the table below.

Mr. Hackman Annualized 2017 Compensation	$1,416,791
Median Employee 2017 Compensation	$183,787
Ratio of CEO to Median Employee Compensation	8:1

We identified the median employee by (i) aggregating for each employee of the Company, as of November 30, 2017 (the “Determination Date”) (a) annual base salary for permanent salaried employees, or hourly rate multiplied by estimated work schedule, including overtime, for hourly employees, and (b) the target bonus for 2017, and (ii) ranking this compensation measure for our employees from lowest to highest. This calculation was performed for all 176 employees of the Company on the Determination Date, excluding Mr. Hackman. Components of compensation paid in currencies other than U.S. dollars were converted into U.S. dollars using the annual average exchange rate as of the Determination Date; no other adjustments were made. After identifying the median employee, we calculated the median employee’s annual total compensation in accordance with the requirements of the Summary Compensation Table.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

We currently maintain the Equity Incentive Plan, pursuant to which directors, officers, employees and consultants of Novelion and its affiliates may be granted restricted stock units and stock options to acquire common shares, as well as a 2017 Employee Stock Purchase Plan (the "ESPP"), pursuant to which eligible employees of the Company and its designated subsidiaries may use payroll deductions to purchase our common shares at a discount.

The following table sets out information as of December 31, 2017 with respect to our common shares that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,470,432	(1)	$8.00	(2)	2,556,127	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,470,432		$8.00		2,556,127

(1)
Reflects securities (both shares underlying stock options and restricted stock units) from the Aegerion 2010 Plan (57,893 shares) and the Equity Incentive Plan (2,412,539 shares). The 116,520 shares underlying outstanding performance-based restricted stock units as of December 31, 2017 were excluded from column (a) above as none of the performance goals underlying the performance-based restricted stock units have been met or are expected to be met, and therefore no shares have or will be earned, and they will be cancelled.

(2)
Under the ESPP, eligible employees are permitted to purchase our common shares at a discount on certain dates through payroll deductions within a pre-determined offering period. Accordingly, the number of common shares to be issued upon exercise of outstanding rights under the ESPP as of December 31, 2017 is not determinable, and no such shares were included column (a) above.

(3)	Represents the weighted-average exercise price of outstanding stock options only, as there are no exercise prices associated with the restricted stock units.

(4)
Reflects available securities for future issuance from the Equity Incentive Plan (2,277,417 shares) and the ESPP (278,710 shares). The Company no longer issues any equity awards under the Aegerion 2010 Plan. As of December 31, 2017, 146,253 shares were subject to purchase based upon the payroll deductions to that date under the ESPP for the current purchase period, which runs until May 31, 2018.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of our common shares as of April 20, 2018 (unless otherwise noted) with respect to:

•
each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common shares outstanding as of such date (“5% Shareholders”), based on currently available Schedules 13G and 13D filed with the SEC, as may be updated by a Statement of Change of Beneficial Ownership of Securities on Form 4 subsequently filed with the SEC;

•	each of our NEOs and directors; and

•	all of our current executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC and the applicable Canadian securities regulators. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common shares issuable upon the exercise of stock options or other securities that are immediately exercisable or exercisable within sixty days after April 20, 2018, although these shares are not deemed outstanding for the purpose of computing percentage ownership of any other person. Inclusion of shares of common share in the following table does not constitute an admission that the named shareholder is a direct or indirect beneficial owner for any other purpose. Except as otherwise indicated, all of the shares reflected in the table are our common shares, and all persons listed below have sole voting and investment power with respect to the common shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose. Percentage of ownership is based on 18,704,857 common shares outstanding as of April 20, 2018.

Except as otherwise indicated in the table below, addresses of named beneficial owners are c/o Novelion Therapeutics Inc., c/o Norton Rose Fulbright, 1800 - 510 West Georgia Street, Vancouver, BC V6B 0M3 Canada.

	Amount and Nature of Beneficial Ownership			Total Beneficial Ownership
Name of Beneficial Owner (1)	Shares Beneficially Owned	Shares for Which Beneficial Ownership May Be Acquired Within 60 Days (2)		Number of Shares (3)	Percent of Class
Directors and Named Executive Officers
Jason Aryeh	392,733	17,866		410,599	2.2%
Suzanne Bruhn	—	2,133		2,133	*
Mark Corrigan	—	3,733		3,733	*
Mark DiPaolo	—	2,667		2,667	*
Kevin Kotler	1,948,554	913,829	(4)	2,862,383	15.3%
John Orloff	—	2,933		2,933	*
Stephen Sabba	7,400	11,200		18,600	*
Donald K. Stern	2,500	4,533		7,033	*
John C. Thomas, Jr.	7,400	11,200		18,600	*
Jeffrey Hackman	—	—		—	*
Michael D. Price	—	—		—	*
Murray Stewart	—	—		—	*
Ben Harshbarger	1,798	34,076		35,874	*
Roger Louis	385	14,460		14,845	*
Mary Szela	4,384	—		4,384	*
Gregory Perry	1,683	—		1,683	*
All current executive officers and directors as a group (15 persons) (5)	2,360,951	1,018,903		3,379,854	18.1%
5% Shareholders
Edgepoint Investment Group Inc. (6)	2,449,176	—		2,449,176	13.1%
Broadfin Capital, LLC (7)	1,948,554	909,296		2,857,850	15.3%
Armistice Capital, LLC (8)	1,856,000	—		1,856,000	9.9%
Stonepine Capital Management, LLC (9)	1,694,717	—		1,694,717	9.1%
Morgan Stanley (10)	1,202,714	—		1,202,714	6.4%
Sarissa Capital Management LP (11)	1,025,000	909,296		1,934,296	10.3%

*     Represents less than 1%.

(1)
The information in the table regarding the beneficial ownership of 5% Shareholders is derived from the System for Electronic Disclosures by Insiders ("SEDI") and the Electronic Data Gathering, Analysis, and Retrieval system ("EDGAR").

(2)
Indicates common shares that may be acquired upon exercise of outstanding stock options that are presently exercisable or will be exercisable by the persons named in the table above and by all directors and executive officers as a group within 60 days of April 20, 2018, as well as common shares that may be acquired on vesting of restricted stock units within 60 days of such date.

(3)	Excludes DSUs, which are issued to directors and are payable only in cash. As of April 20, 2018, Dr. Sabba and Mr. Thomas each hold 5,680 vested DSUs and Mr. Aryeh holds 11,360 vested DSUs.

(4)
Includes 909,296 warrants, reported on a Form 4 filed with the SEC on March 15, 2018, and 4,533 stock options exercisable for common shares. The warrants were issued to Broadfin Healthcare Master Fund Ltd., a private investment fund managed by Broadfin Capital, LLC, of which Mr. Kotler is the managing member (Mr. Kotler has assigned the economic benefit of his stock options to Broadfin Healthcare Master Fund, Ltd. and disclaims beneficial ownership of the warrants except to the extent of his pecuniary interest therein).

(5)
Includes, in addition to the holdings of our directors and those named executive officers who are current officers of the Company, 181 shares of common shares beneficially owned and 273 shares of common shares subject to restricted stock units exercisable within 60 days of April 20, 2018 held by Linda Buono, our Senior Vice President, Human Resources.

(6)
The information in the table and this note is derived from a Schedule 13G filed with the SEC on February 13, 2018 by EdgePoint Investment Group Inc. and EdgePoint Canadian Portfolio (collectively, “EdgePoint”), reporting beneficial ownership as of December 31, 2017. Of the 2,449,176 common shares beneficially owned, EdgePoint Investment Group Inc. reports shared voting and shared dispositive power as to 2,449,176 shares. EdgePoint Canadian Portfolio reports shared voting power and dispositive power as to 1,368,416 shares. The address for EdgePoint is 150 Bloor Street West, Suite 500, Toronto, Ontario M5S 2X9, Canada.

(7)
The information in the table and this note is derived from a Schedule 13D filed with the SEC on March 20, 2018 by Broadfin Capital, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler, reporting beneficial ownership as of March 15, 2018. Of the 1,948,554 common shares beneficially owned, Broadfin Capital, Broadfin Healthcare Master Fund, Ltd. and Mr. Kotler each report shared voting and shared dispositive power as to 1,948,554 shares. The address for Broadfin Capital is 300 Park Avenue, 25th Floor, New York, New York 10022.

(8)
The information in the table and this note is derived from a Schedule 13G filed with the SEC on February 14, 2018 by Armistice Capital, LLC, Armistice Capital Master Fund Ltd. and Steven Boyd, reporting beneficial ownership as of December 31, 2017. Of the 1,856,000 common shares beneficially owned, Armistice Capital, LLC, Armistice Capital Master Fund Ltd. and Steven Boyd each report shared voting and shared dispositive power as to 1,856,000 shares. The address for Armistice Capital, LLC and Steven Boyd is c/o Armistice Capital, LLC, 510 Madison Avenue, 22nd Floor, New York, New York 10022. The address for Armistice Capital Master Fund Ltd. is c/o dms Corporate Services Ltd., 20 Genesis Close, P.O. Box 314, Grand Cayman KY1-1104.

(9)
The information in the table and this note is derived from a Schedule 13G filed with the SEC on February 9, 2018 by Stonepine Capital Management, LLC, Stonepine Capital, L.P., Jon M. Plexico and Timothy P. Lynch (collectively, “Stonepine”), reporting beneficial ownership as of December 31, 2017. Of the 1,694,717 common shares beneficially owned, Stonepine Capital Management, LLC, Stonepine Capital, L.P., Jon M. Plexico and Timothy P. Lynch each report sole voting and sole dispositive power as to 1,644,591 shares. The address for Stonepine is 919 NW Bond Street, Suite 204, Bend, Oregon 97703.

(10)
The information in the table and this note is derived from a Schedule 13G/A filed with the SEC on December 29, 2017 by Morgan Stanley and Morgan Stanley Capital Services LLC (collectively, Morgan Stanley), reporting beneficial ownership as of December 29, 2017. Of the 1,202,714 common shares beneficially owned, Morgan Stanley reports shared voting power as to 1,202,714 shares and shared dispositive power as to 1,191,978 shares. Morgan Stanley Capital Services LLC reports shared voting and shared dispositive power as to 1,159,054 shares. The address for Morgan Stanley is 1585 Broadway New York, NY 10036.

(11)
The information in the table and this note is derived from a Schedule 13D/A filed with the SEC on March 19, 2018 by Sarissa Capital Management LP (“Sarissa Capital”), Sarissa Capital Offshore Master Fund LP (“Sarissa Offshore”), Sarissa Capital Catapult Fund LP (“Sarissa Catapult”) and Alexander J. Denner, Ph.D., reporting beneficial ownership as of March 15, 2018. Sarissa Offshore has sole voting power and sole dispositive power with regard to 1,316,953 shares (including 619,231 shares underlying warrants). Sarissa Catapult has sole voting power and sole dispositive power with regard to 617,343 shares (including 290,065 shares underlying warrants). Sarissa Capital, as the investment advisor to the Sarissa Funds and as the managing member of Sarissa Catapult, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the 1,934,296 shares held by Sarissa Offshore and Sarissa Catapult. By virtue of his position as the Chief Investment Officer of Sarissa Capital and as the managing member of Sarissa Capital’s general partner and as controlling the ultimate general partner of Sarissa Offshore, Dr. Denner may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the 1,934,296 shares held by Sarissa Offshore and Sarissa Catapult.

The address for these reporting persons is c/o Sarissa Capital Management LP, 660 Steamboat Road, 3rd Floor, Greenwich, Connecticut 06830. The address for Sarissa Capital Offshore Master Fund LP is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1‑9007, Cayman Islands.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Unless otherwise disclosed in this Amendment, none of the directors, executive officers, persons who have been directors or executive officers at any time since the beginning of Novelion’s last completed fiscal year, or any beneficial owner of more than 5% of the outstanding common shares of Novelion or any associate or affiliate of such person, had any material interest, direct or indirect, in any transaction or proceeding during the past fiscal year or in any proposed transaction or pending proceeding which has materially affected or will materially affect Novelion or its subsidiaries or which would require disclosure under Item 404(a) of Regulation S-K . In the event that a director is determined to have any material interest, direct or indirect, in any transaction or proceeding or in any proposed transaction or pending proceeding of Novelion, only those directors not having a material interest would be permitted to consider and evaluate any such transaction or any agreements relating to that transaction, or any actions to be undertaken by Novelion relating to such proceeding. As discussed above, Novelion has adopted a Related Party Transaction Policy, under which the Audit Committee will review and pre‑approve or otherwise ratify all Novelion “interested transactions,” including, with certain exceptions, any transaction, arrangement or relationship in excess of $50,000 in value in any calendar year and of which a “related person” has or will have a direct or indirect interest. A “related person” includes Novelion’s executive officers, directors and nominees for director, greater than 5% beneficial owners, and their respective associates, affiliates and immediate family members.

On March 15, 2018, Aegerion entered into a loan and security agreement with affiliates of Broadfin Capital, LLC (“Broadfin Capital”) and Sarissa Capital (together with Broadfin Capital, the “Lenders”), pursuant to which the Lenders have made a single-draw term loan to Aegerion in an aggregate amount of $20 million (the “New Loan Agreement”). In connection with the New Loan Agreement, the Lenders were issued warrants to purchase 1,818,592 Novelion common shares. The warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018. The terms of the New Loan Agreement, which were approved by our Audit Committee and by a special committee of disinterested directors and our full Board (with conflicted members recused), can be found in our Current Report on Form 8-K filed with the SEC on March 15, 2018.

Broadfin Capital holds 2,857,850 common shares of Novelion (including shares underlying the warrants), representing approximately 15.3% of the issued and outstanding Novelion common shares as of April 20, 2018. Kevin Kotler is a director of Novelion, and is the founder and general partner of Broadfin Capital, the general partner of Broadfin Healthcare Master Fund, Ltd. Mr. Kotler, Broadfin Capital and Broadfin Healthcare Master Fund, Ltd. are each deemed to be beneficial owners of the 1,948,554 shares. Mr. Kotler was designated to the Board by Broadfin Capital.

Sarissa Capital holds 1,934,296 common shares of Novelion (including shares underlying the warrants), representing approximately 10.3% of the issued and outstanding Novelion common shares as of April 20, 2018. Mark DiPaolo is a director of Novelion and is the general counsel of Sarissa Capital. Mr. DiPaolo was appointed to the Board by Sarissa Capital in accordance with the requirements of our agreement with Sarissa Capital, as set forth in Agreement and Plan of Merger by which we acquired Aegerion in the Merger, which provided Sarissa Capital with the right to appoint an additional director by providing written notice to the Company within a defined period of time of the 2017 Annual Meeting.

Novelion has entered into indemnity agreements with our directors and all other officers of Novelion which provide, among other things, that, subject to any requirements that may exist under the BCBCA or the Articles of Novelion, Novelion will indemnify such officer or director, under the circumstances and to the extent specified, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director or officer of Novelion.

Independence of Directors

To ensure that we maintain good and objective governance, the Board strives to maintain strong independence from management. In determining whether directors are independent, each year the Board considers and discusses the nature and materiality of all direct or indirect relationships between each director, or nominee, and Novelion, including any family or business relationships, for the purposes of determining whether a material relationship exists that might signal a potential conflict of interest or otherwise interfere with such director’s ability to satisfy his or her responsibilities as an independent director. Under the applicable Canadian and U.S. securities laws, a relationship is considered material where that relationship could, in the view of the Board, reasonably interfere with the exercise of the director’s independent judgment. A director who also serves as CEO, or, depending on duration of term, interim CEO, of a company would be considered a non‑independent director of that company under applicable Canadian and United States securities laws.

As a result, and in connection with its annual review of the nature and materiality of all direct or indirect relationships between each director and Novelion and its subsidiaries, the Board has determined that none of its directors, other than Mr. Orloff, has any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is “independent” within the meaning of our director independence standards and the independence standards of NASDAQ and the SEC rules and regulations.

In addition, the Board has determined that each director who served as a member on each of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee during 2017 was “independent” within the meaning of our director independence standards and the independence standards of NASDAQ and the SEC, including Rule 10a-3(b)(1) under the Securities Exchange Act of 1934, as amended, and National Instrument 52‑110 - Audit Committees.

Item 14.        Principal Accounting Fees and Services

Deloitte & Touche LLP, an independent registered public accounting firm, served as our independent registered public accounting firm for the year ended December 31, 2017. Deloitte LLP, an independent registered public accounting firm, served as our independent registered public accounting firm from 1981 through fiscal year 2016. On April 11, 2017, in recognition of the fact that the financial operations and management team of Novelion had transitioned to be primarily located in the U.S. following the Merger, Deloitte LLP resigned as our independent registered public accounting firm, and Deloitte & Touche LLP was appointed as the successor independent registered public accounting firm. The decision to change the certifying accountant was approved by the Audit Committee and ratified by our shareholders at the 2017 Annual Meeting.

Fees Paid for Services

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP ("Deloitte U.S."), and Deloitte LLP (our independent registered public accounting firm for fiscal year 2016), the other member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte Canada”) for the following services during 2017 and 2016. All fees incurred for fiscal year 2016 were billed by Deloitte Canada.

	2017 (US$)
Description of Service	Deloitte U.S.		Deloitte Canada		Total	2016 (US$) (1)
Audit Fees (2)	$1,281,350		$8,560		$1,289,910	$1,381,192
Audit-Related Fees	—		—		—	—
Tax Fees (Tax compliance, tax advice and planning)	74,996		—		74,996	—
All Other Fees	669,043	(3)	40,928	(4)	709,971	549,149	(5)
Total Fees	$2,025,389		$49,488		$2,074,877	$1,930,341

(1)
For 2016, where amounts shown were paid in Canadian funds, the amounts set out in the above table represent the U.S. dollar equivalent of those payments converted using the following weighted average exchange rate: USD$1.00 = CAD$1.3243.

(2)
“Audit Fees” consist of fees for the integrated audit of Novelion’s annual financial statements, reviews of quarterly financial statements, audits of internal controls over financial reporting, and Deloitte Canada's issuance of consent in connection with the 2017 audited consolidated financial statements. The 2016 audit, and the audit fees listed in the table, include services in connection with the acquisition of Aegerion, which took place in November 2016.

(3)
For 2017, “All Other Fees” billed by Deloitte U.S. consist of fees related to an annual subscription to Deloitte U.S.’ technical accounting research tool and document production and related services in connection with the U.S. DoJ and SEC investigations of Aegerion. Although Deloitte U.S. was engaged by our outside legal counsel for the document production and related services, fees are paid directly by the Company to Deloitte U.S.

(4)	For 2017, “All Other Fees” billed by Deloitte Canada consist of fees related to services in connection with the filing with the SEC of certain Registration Statements on Form S-8.

(5)	For 2016, All Other Fees consist of fees related to the filing with the SEC of a certain Registration Statement on Form S-4 pursuant to the Merger Agreement.

Pre‑Approval Policies and Procedures

The charter of the Audit Committee provides that the Audit Committee is responsible for the pre‑approval of all audit and permitted non‑audit services to be performed for Novelion by the independent auditors. The fees paid to the independent registered public accounting firm that are shown in the chart above for 2017 and 2016 were approved by the Audit Committee in accordance with the procedures described below.

The Audit Committee reviews and approves audit and non‑audit services proposed to be provided by the independent registered public accounting firm. The Audit Committee has delegated to its Chair, or an alternate member of the Audit Committee, the authority to grant pre‑approvals if either deems it necessary or appropriate to consider a pre‑approval request without approval and/or meeting of the full Audit Committee. Pre‑approvals by the Chair of the Audit Committee or an alternate member are reviewed with the Audit Committee at its next regularly scheduled meeting.

In considering the pre‑approval of proposed audit or non‑audit services by the independent registered public accounting firm, management reviews with the Audit Committee or its delegate a description of and the budget for the proposed service and the reasons that the independent registered public accounting firm are being requested to provide the services, including any possible impact on the independence of the independent registered public accounting firm. Additional Audit Committee approval is required if the pre‑approved services exceed the pre‑approved budgeted amount for the services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibits

The exhibits filed with this Amendment are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit	Description of Document	Location
31.1	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Executive Officer.	Filed herewith.
31.2	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Financial Officer.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELION THERAPEUTICS INC.
(Registrant)

Date: April 30, 2018	By:	/s/ Jeffrey Hackman
Jeffrey Hackman
Principal Executive Officer

Date: April 30, 2018	By:	/s/ Michael D. Price
Michael D. Price
Principal Financial Officer