Form 10-Q
period 2018-03-31
NOVELION THERAPEUTICS INC.
filed 2018-05-10
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
Commission File Number 000-17082

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s Common Stock as of May 7, 2018 was 18,704,857.

Novelion Therapeutics Inc.

All references in this Form 10-Q to “we,” “us,” “our,” the “Company,” “QLT,” and “Novelion” refer to Novelion and its consolidated subsidiaries. For periods following the closing of the acquisition of Aegerion Pharmaceuticals, Inc. (“Aegerion”) on November 29, 2016, such references include Aegerion. As described more fully in this Form 10-Q, following the acquisition, Novelion holds the rights to zuretinol and engages in other activities, as set forth herein, Aegerion continues to develop and commercialize lomitapide and metreleptin, and each maintains its respective ownership of, or licenses covering, intellectual property related to such products and remains party to the regulatory filings and approvals for such products.
Trademarks
Novelion®, Aegerion®, JUXTAPID®, LOJUXTA®, MYALEPT® and MYALEPTA® are registered trademarks of Novelion or Aegerion. All other trademarks referenced in this Form 10-Q are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$51,983	$55,430
Accounts receivable, net	16,065	22,191
Inventories - current	13,377	15,886
Prepaid expenses and other current assets	14,171	11,436
Total current assets	95,596	104,943
Inventories - non-current	38,701	33,940
Property and equipment, net	2,766	2,920
Intangible assets, net	218,998	225,272
Other non-current assets	2,412	2,247
Total assets	$358,473	$369,322

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$14,366	$13,800
Accrued liabilities	35,925	41,838
Provision for legal settlements - current	7,536	8,596
Total current liabilities	57,827	64,234
Long-term debt	15,218	—
Convertible notes, net	267,651	258,538
Provision for legal settlements - non-current	29,253	31,016
Other non-current liabilities	1,579	596
Total liabilities	371,528	354,384
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, without par value, 100,000 shares authorized; 18,703 and 18,702 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	551,928	551,925
Additional paid-in-capital	77,362	73,185
Accumulated deficit	(746,802)	(713,974)
Accumulated other comprehensive income	104,457	103,802
Total shareholders’ (deficit) equity	(13,055)	14,938
Total liabilities and shareholders’ (deficit) equity	$358,473	$369,322

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net revenues	$27,484	$29,984
Cost of product sales	13,505	16,445
Operating expenses:
Selling, general and administrative	23,689	24,451
Research and development	11,766	9,300
Restructuring charges	—	1,451
Total operating expenses	35,455	35,202
Loss from operations	(21,476)	(21,663)
Interest expense, net	(10,886)	(9,212)
Other (expense) income, net	(307)	52
Loss before provision for income taxes	(32,669)	(30,823)
Provision for income taxes	(159)	(139)
Net loss	$(32,828)	$(30,962)
Net loss per common share—basic and diluted	$(1.76)	$(1.67)
Weighted-average common shares outstanding—basic and diluted	18,703	18,540

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(32,828)	$(30,962)
Other comprehensive income:
Foreign currency translation	655	580
Other comprehensive income	655	580
Comprehensive loss	$(32,173)	$(30,382)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash used in operating activities
Net loss	$(32,828)	$(30,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	475	490
Amortization of intangible assets	6,274	6,231
Stock-based compensation	906	1,399
Non-cash interest expense	9,193	7,742
Unrealized foreign exchange gain (loss)	438	(72)
Amortization of debt issuance costs	18	—
Deferred income taxes	6	(29)
Other non-cash operating activities	5	10
Changes in assets and liabilities:
Accounts receivable	6,126	(2,101)
Inventories	(2,255)	5,474
Prepaid expenses and other assets	(2,908)	(488)
Accounts payable	454	(8,871)
Accrued liabilities and other liabilities	(8,635)	(3,657)
Net cash used in operating activities	(22,731)	(24,834)
Cash used in investing activities
Purchases of property and equipment	(208)	(273)
Net cash used in investing activities	(208)	(273)
Cash provided by financing activities
Net proceeds from New Loan, net of debt discount	19,977	—
Issuance of common shares	(3)	134
Payment of new loan issuance costs	(698)	—
Other	—	150
Net cash provided by financing activities	19,276	284
Exchange rate effect on cash	216	652
Net decrease in cash and cash equivalents	(3,447)	(24,171)
Cash and cash equivalents, beginning of period	55,430	108,927
Cash and cash equivalents, end of period	$51,983	$84,756
Supplemental disclosures of cash flow information
Cash paid for interest	$3,262	$3,250
Cash paid for taxes	$57	$570
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$113	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

Novelion Therapeutics Inc. (“Novelion” or the “Company”) is a rare disease biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. Novelion has international operations, two commercial products, lomitapide and metreleptin, and one orphan drug-designated product candidate, zuretinol acetate (“zuretinol”). Lomitapide, which is marketed in the United States (“U.S.”) under the brand name JUXTAPID (lomitapide) capsules, is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is also approved in the European Union (“EU”), under the brand name LOJUXTA, for the treatment of adult patients with HoFH, as well as in Japan, Canada, and a limited number of other countries. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT (metreleptin for injection). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy (“GL”).

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As presented in the Unaudited Condensed Consolidated Financial Statements, for the three months ended March 31, 2018, the Company incurred a net loss of $32.8 million and used $22.7 million in cash to fund operating activities. As described in Note 6, Loan and Security Agreement, on March 15, 2018, the Company closed on and received $20.0 million in proceeds from a new loan agreement. The Company expects to fund its current and planned operating requirements principally through its existing cash resources. The Company believes that its existing funds are sufficient to satisfy its operating needs and its working capital, milestone payments, capital expenditures, debt service requirements and legal settlement expenditures for at least twelve months from the issuance of the Unaudited Condensed Consolidated Financial Statements. The Company may, from time to time, also seek funding, primarily designed to fund potential additional indications for metreleptin, through equity and/or debt financings, or through strategic alliances or other sources, should it identify a significant new and viable opportunity or need.

Basis of Presentation and Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements include all adjustments (including normal recurring accruals) considered necessary for fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. Operating results for the current interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes in the Company’s Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).

The accompanying Unaudited Condensed Consolidated Financial Statements include operations of Novelion Therapeutics Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of Unaudited Condensed Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements, and the reported amounts of expenses during the reporting periods presented. The Company’s estimates often are based on complex judgments, probabilities and assumptions that we believe to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by us, there may also be other estimates or assumptions that are reasonable. Actual results may differ from estimates made by management. Changes in estimates are reflected in reported results in the period in which they become known.

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and related ASUs, using the modified retrospective method. ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces most existing revenue recognition guidance including industry-specific guidance. The adoption of ASU 2014-09 and the related ASUs did not change the Company's revenue recognition and recognition of cost of product sales. As the Company did not identify any accounting changes that impacted the amount of net revenues, no adjustment to retained earnings was required upon adoption. Refer to Note 2, Revenue Recognition, for the required disclosures and a discussion of the Company's policies related to revenue recognition.

New Accounting Standards Not Yet Adopted

On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases ("ASU 2016-02"), its new standard on accounting for leases. The new guidance will require organizations that lease assets (referred to as lessees) for terms of more than 12 months, to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Consistent with current guidance, the recognition, measurement, and presentation of the expenses and cash flows associated with a particular lease will depend on its classification as a capital or operating lease. However, unlike current GAAP, which only requires capital leases to be reflected on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 also aligns many of the underlying principles of the new lessor model with those in ASC Topic 606, Revenue from Contracts with Customers ("ASC Topic 606"), and will require lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage the associated exposure. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods within those annual reporting periods. The Company is currently assessing the impact ASU 2016-02 will have on its consolidated financial statements.

2. Revenue Recognition

Prior to January 1, 2018, the Company applied the revenue recognition guidance in accordance with FASB ASC Subtopic No. 605-15, Revenue Recognition-Products ("ASC 605"). Effective January 1, 2018, the Company applies the revenue recognition guidance in accordance with FASB ASC Topic 606.

Prior to the second quarter of 2017, due to insufficient historical data to reasonably estimate the gross-to-net adjustments for rebates related to payors and insurance providers at the time of receipt by the Company's distributor for MYALEPT in the U.S., the Company accounted for MYALEPT shipments using a deferred revenue recognition model (sell-through method). Beginning in the second quarter of 2017, the Company determined that there was sufficient history to reasonably estimate expected rebates, and, to align its existing and anticipated revenue streams of products sold within the U.S., began recognizing sales of MYALEPT upon title transfer to distributors (sell-in method). As a result of the adoption of ASC Topic 606, net revenues associated with sales of MYALEPT during the three months ended March 31, 2017 would have been consistent as the original amount recognized by the Company during the same period under ASC 605.

Additionally, in the second quarter of 2017, to improve distribution efficiency, the Company signed a letter of intent for the distribution of JUXTAPID with the same specialty pharmacy that distributes MYALEPT in the U.S. The agreement was finalized in October 2017, and the transition of this distribution model was completed in November 2017. Prior to the transition, the specialty pharmacy that distributed JUXTAPID did not take title to JUXTAPID; title was transferred upon delivery of JUXTAPID to the patients (sell-through model), and revenue was recognized upon the delivery to the patients, which is consistent with the accounting guidance under ASC Topic 606. Subsequent to completion of the transition, revenue from sales of JUXTAPID in the U.S. has been recognized upon title transfer to distributors (sell-in method) under ASC 605. Upon adoption of ASC Topic 606, there has been no change to revenue recognition.

The Company's net revenues are primarily derived from product sales; the Company's remaining revenues are derived from the royalties on product sales made by its sublicensees in the EU and other territories. The following summarizes the revenue recognition for the respective revenue streams.

Product Sales Revenues

The Company recognizes revenue from sales of lomitapide and metreleptin at the point in time when control transfers, typically upon transfer of product to carrier or delivery of product to customers. Revenue is recognized net of estimated discounts, rebates, and any taxes collected from customers which are subsequently remitted to governmental authorities. Payment terms vary by contract, but payment is typically due within 30 to 60 days of delivery to the customer. Additionally, at period end, orders of the products may be in the process of fulfillment. In that event, if the related contract is for less than one year, the Company deems it unnecessary to assess whether a significant financing component exists and thus does not adjust the transaction price for the time value of money.

Variable Consideration

Product sales revenues are recognized at the net sales price ("transaction price") which includes estimated reserves for variable consideration, upon the transfer of control of the Company's products. Variable consideration primarily includes government rebates, prompt payment discounts and distribution service fees. Estimates of variable consideration are made at contract inception and historical experience, market trends, industry data, and statutory requirements are considered when determining such estimates. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of revenue will not occur. The Company reassesses variable consideration at the end of each reporting period as additional information becomes available with the variance recorded to product sales revenue.

Government Rebates: The Company is subject to government mandated rebates for Medicare, Medicaid, Tricare and other government programs in the U.S. and other countries. These rebates are estimated based on actual payer information. The Company records an accrued liability for unpaid rebates related to products for which control has been transferred to distributors.

The following table summarizes an analysis of the change in the government rebates for lomitapide and metreleptin for the period indicated:

Amount
(in thousands)
Balance as of December 31, 2017	$13,471
Provision	6,262
Payments	(7,478)
Balance as of March 31, 2018	$12,255

Prompt Payment Discounts: The Company provides discounts to certain distributors if they pay for product within a defined period of time after title transfers, which are explicitly stated in the contract. These discounts are recorded as a reduction of revenue upon receipt of full payment from such distributors.

Distributor Service Fees: Certain distributors provide distribution services to the Company for a fee. To the extent the services provided by distributors are distinct and the fees are at fair value, these amounts are recorded as a reduction of revenue.

Other Incentives: The Company offers other incentives that vary by contract including limited rights of return and estimates; these incentives take into account specific relevant factors and are analyzed for revenue recognition purposes on a case by case basis.

Other Revenues

The Company has entered into agreements, where it licenses certain rights to its products to sublicensees and earns royalties from product sales made by the sublicensees and milestone payments upon the achievement of certain levels of sales. Under ASC Topic 606, the Company recognizes royalty revenue and sales-related milestone payments, when applicable, at the later of (1) time that the subsequent sale or usage occurs, or (2) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

3. Inventories
The components of inventories are as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Work-in-process	$26,869	$22,579
Finished goods	25,209	27,247
Total	52,078	49,826
Less: Inventories - current	(13,377)	(15,886)
Inventories - non-current	$38,701	$33,940
A portion of inventory is classified as non-current as of March 31, 2018 and December 31, 2017 based on forecasted consumption exceeding one year. During the three months ended March 31, 2018 and 2017, there were immaterial charges for excess or obsolete inventory in the Unaudited Condensed Consolidated Statements of Operations.

4. Intangible Assets

Intangible assets are amortized over their estimated useful lives and reviewed for impairment when events and changes in circumstances indicate that the carrying amount may not be recoverable. During the three months ended March 31, 2018 and 2017, there were no impairment charges recorded. Additionally, the Company reviewed the useful lives of the intangibles as of March 31, 2018 and believes the useful lives are still reasonable.

Intangible asset balances as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology - lomitapide	$42,300	$(5,246)	$37,054
Developed technology - metreleptin	210,158	(28,214)	181,944
Total intangible assets	$252,458	$(33,460)	$218,998

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology - lomitapide	$42,300	$(4,262)	$38,038
Developed technology - metreleptin	210,158	(22,924)	187,234
Total intangible assets	$252,458	$(27,186)	$225,272

Amortization expense was $6.3 million and $6.2 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the estimated amortization expense related to intangibles for future periods is as follows:

Amount
Years Ending December 31,	(in thousands)
2018 (remaining 9 months)	$18,821
2019	25,095
2020	25,095
2021	25,095
2022	25,095
Thereafter	99,797
Total intangible assets subject to amortization	$218,998

5. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued employee compensation and related costs	$6,053	$7,755
Accrued professional fees	4,769	4,118
Accrued sales allowances	12,255	13,471
Accrued royalties	3,409	3,588
Other accrued liabilities	9,439	12,906
Total	$35,925	$41,838

There were no restructuring charges incurred during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company incurred $1.5 million in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the acquisition of Aegerion. The restructuring charges consisted primarily of severance and benefits costs.

6. Loan and Security Agreement

Long-term debt consists of the following:

March 31, 2018
(in thousands)
Note payable under New Loan Agreement	$20,000
Accrued unpaid interest	80
Unamortized debt issuance costs	(562)
Unamortized related debt discount	(23)
Relative fair value attributable to warrants	(3,396)
Fair value attributable to embedded derivative	(881)
Note payable	$15,218

On March 15, 2018, Aegerion entered into a new loan and security agreement (the “New Loan Agreement”) with affiliates of Broadfin Capital, LLC (“Broadfin Capital”) and Sarissa Capital Management LP (“Sarissa Capital” and, together with Broadfin Capital, the “Lenders”), pursuant to which the Lenders made a single-draw term loan to Aegerion in an aggregate amount of $20.0 million (the “New Loan”), secured by substantially all of Aegerion’s assets, including a pledge of 66% of its first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain exceptions. Interest on the New Loan accrues at 9.00% per annum. The term loan made pursuant to the New Loan matures on the earliest of (i) August 1, 2019, (ii) 30 days prior to the maturity date of Aegerion's $325 million principal amount of convertible notes outstanding (“Convertible Notes”), (iii) the date that any restructuring or recapitalization of all or substantially all of the Convertible Notes, including any exchange offer or similar transaction, is substantially consummated, and (iv) upon acceleration of the obligations under the New Loan Agreement (collectively, “New Loan Maturity Date”). Concurrently with the execution of the New Loan Agreement, the Company, Aegerion, and the Lenders entered into a subordination agreement to subordinate the New Loan to the obligations of Aegerion to Novelion under the amended and restated senior secured term loan agreement, which is secured by the same collateral as the New Loan.

Following an event of default and so long as an event of default is continuing, the interest rate would increase by 3.00% per annum. These events of default include, among other things and subject to certain cure periods: failure to timely pay the principal or interest; breaches of its covenants; an occurrence of material adverse change, which includes a material impairment in the Lenders' lien or collateral, or a material, adverse change in the business operations, or a material impairment of repayment of any portion of the outstanding obligations; a notice of lien or levy filed against Aegerion's assets; the insolvency of Aegerion; the occurrence of any default under other agreements, which results in an acceleration of the maturity of any indebtedness in an amount of greater than $300,000; any additional final judgments, orders or decrees against Aegerion in an amount of greater than $300,000; and any material misrepresentations included in the New Loan Agreement.

Interest will accrue and compound quarterly in arrears and is not payable in cash until the New Loan Maturity Date or any earlier time that interest and principal become due and payable under the New Loan. The New Loan may be prepaid, in whole or in part, by Aegerion at any time without premium or penalty. The Lenders or their affiliates are also investors in the Company’s common shares, and two members of the Company's Board of Directors are affiliates of the Lenders.

In connection with the New Loan Agreement, the Lenders were issued warrants (“Warrants”) to purchase approximately 1.8 million Novelion common shares. The Warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018, and have a term of four years. The Company applied the Black-Scholes option pricing model to estimate the fair value of the Warrants, with the following assumptions: a) the risk-free rates based on the U.S. Treasury yield curve, for a term of four years; b) the volatility based on the historical and implied volatility of the Company's publicly traded common shares as of March 15, 2018; and c) no dividend would be payable. Based on this model, the aggregate relative fair value of the Warrants was determined to be $3.4 million.

The Company allocated the proceeds received from the New Loan between the New Loan and the Warrants on a relative fair value basis at the time of the New Loan issuance. See the relative fair value of the Warrants determined as set forth above and Note 8, Fair Value of Financial Instruments, for further discussion on the relative fair value of the New Loan. The relative fair value of the New Loan was determined to be $16.6 million, and the Company accrued unpaid interest and recorded amortization of debt issuance costs, which was recognized as interest expense, in the Unaudited Condensed Consolidated Statement of Operations during the three months ended March 31, 2018. The remainder of the proceeds, or $3.4 million, was allocated to the Warrants, which was accounted for as additional paid-in-capital.

As of March 31, 2018, the aggregate principal amount outstanding of the New Loan was $20.0 million, with less than $0.1 million of unpaid interest accrued.

The Company determined the acceleration of the New Loan Maturity Date upon the occurrence of a Convertible Notes restructuring to be an embedded derivative, which requires bifurcation and is separately ascribed with a fair value. See Note 8, Fair Value of Financial Instruments, for further discussion on the fair value of the embedded derivative liability. As a result, the Company recorded a derivative liability of $0.9 million as a reduction to long-term debt in its Unaudited Condensed Consolidated Balance Sheet as of March 31, 2018.

7. Convertible Notes, net

The Convertible Notes are senior unsecured obligations of Aegerion. The Convertible Notes bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15, and have an effective interest rate of 16.42%, established as of the consummation of the Company's acquisition of Aegerion. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased or converted.

The outstanding Convertible Notes balances as of March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Principal	$324,998	$324,998
Less: debt discount	(57,347)	(66,460)
Net carrying amount	$267,651	$258,538

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Contractual interest expense	$1,625	$1,625
Amortization of debt discount	9,113	7,742
Total	$10,738	$9,367

Future minimum payments under the Convertible Notes are as follows:

Years Ending December 31,	Amount
(in thousands)
2018	$3,250
2019	331,498
334,748
Less amounts representing interest	(9,750)
Less debt discount, net	(57,347)
Net carrying amount of Convertible Notes as of March 31, 2018	$267,651

8. Fair Value of Financial Instruments

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

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3 — Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments as of March 31, 2018 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2018
	(in thousands)
Assets:
Money market funds	$15,042	$—	$—	$15,042

Liabilities:
Embedded derivative liability	$—	$—	$881	$881

The fair value measurements of the Company’s financial instruments as of December 31, 2017 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
	(in thousands)
Assets:
Money market funds	$20,046	$—	$—	$20,046

The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s share price and share price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at March 31, 2018 and December 31, 2017 was $258.0 million and $258.3 million, respectively. See Note 7, Convertible Notes, net, for further information.

The fair value of the New Loan was determined using the Black-Derman-Toy interest rate lattice model. This model generates two probable outcomes of interest rates - one up and one down - emanating at each point in time starting from March 15, 2018 to the New Loan Maturity Date. The key inputs utilized in the valuation model, which include certain Level 3 inputs, consist of: 1) the volatility of interest rates based on historical volatility of interest rates observed and implied interest rates based on swaption trades; 2) credit spread applicable for the New Loan; and 3) interest on the New Loan. Under this model, the relative fair value of the New Loan on March 15, 2018 ("New Loan issuance date") was determined to be $16.6 million.

The fair value of the embedded derivative liability was calculated by determining the fair value of the New Loan with and without the acceleration of the New Loan Maturity Date upon an occurrence of a Convertible Notes restructuring, using the same methodology and inputs in determining the fair value of the New Loan as discussed above. The difference between the two fair values was determined to be the fair value of the embedded derivative liability. The fair value of the embedded derivative liability will be remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. The change in the fair value of the embedded derivative liability between the New Loan issuance date and the period ended March 31, 2018 is immaterial.

For the determination of the fair value of the Warrants, including the related valuation methodology and inputs, see Note 6, Loan and Security Agreement, for further information.

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

The Company is subject to credit risk from its accounts receivable related to product sales of lomitapide and metreleptin. The majority of the Company's accounts receivable arises from product sales and primarily represents amounts due from distributors, named patients, and other entities. The Company monitors the financial performance and creditworthiness of its customers to properly assess and respond to changes in their credit profile, and provides reserves against accounts receivable for estimated losses that may result from a customer’s inability to pay. To date, the Company has not incurred any material credit losses.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of restricted stock units and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per common share because such instruments were anti-dilutive:

	As of March 31,
	2018	2017
	(in thousands)
Stock options	2,066	1,595
Unvested restricted stock units	610	930
Warrants	1,819	14,515
Convertible notes	1,619	1,619
Total	6,114	18,659

The outstanding warrants as of March 31, 2018 were issued in connection with the New Loan Agreement entered on March 15, 2018, as described in Note 6, Loan and Security Agreement. The outstanding warrants as of March 31, 2017 were issued in connection with the Company's acquisition of Aegerion in fiscal year 2016, which warrants were cancelled during the three months ended March 31, 2018. Refer to Note 13, Share Capital, in the Notes to the Consolidated Financial Statements included in the 2017 Form 10-K for further details.

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

The Company recorded a provision for income taxes of $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The provision for income taxes for the three months ended March 31, 2018 consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and deferred tax expense. The provision for income taxes for the three months ended March 31, 2017 consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of March 31, 2018, the Company has a full valuation allowance applied against its Canadian, U.S., UK and Switzerland deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted into law. The Act reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Company's U.S. valuation allowance on its U.S. deferred tax assets, the Act did not have an impact on the provision for income taxes for the three months ended March 31, 2018.

In conjunction with the Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company recognized the provisional impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its audited consolidated financial statements for the year ended December 31, 2017. During the three months ended March 31, 2018, the Company did not record any adjustments to our provisional amounts. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. The Company’s accounting treatment is expected to be completed when the U.S. tax return is filed in the fourth quarter of 2018.

11. Segment information

The Company currently operates in one business segment, pharmaceuticals, and is focused on the development and commercialization of two commercial products. The Company's Chief Operating Officer is the Company's chief operating decision maker (“CODM”). The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments. Enterprise-wide disclosures about net revenues and long-lived assets by geographic area and information relating to major customers are presented below.

Net Revenues

The following table summarizes total net revenues from external customers by product and by geographic region, based on the location of the customer, for the three months ended March 31, 2018.

	U.S.	Brazil	Other Foreign Countries	Total
	(in thousands)
Lomitapide	$8,624	$—	$4,766	$13,390
Metreleptin	9,768	1,170	3,156	14,094
Total	$18,392	$1,170	$7,922	$27,484

The following table summarizes total net revenues from external customers by product and by geographic region, based on the location of the customer, for the three months ended March 31, 2017.

	U.S.	Brazil	Other Foreign Countries	Total
	(in thousands)
Lomitapide	$10,876	$1,640	$3,508	$16,024
Metreleptin	11,474	1,227	1,259	13,960
Total	$22,350	$2,867	$4,767	$29,984

During the three months ended March 31, 2018, net revenues generated from customers outside of the U.S. and Brazil, as listed in the column “Other Foreign Countries,” were primarily derived from Colombia, Japan and Turkey. During the three months ended March 31, 2017, net revenues generated from customers located in other foreign countries were primarily derived from Colombia, Greece, Japan and Turkey.

Significant Customers

For the three months ended March 31, 2018, one customer accounted for 67% of the Company’s net revenues and accounted for 57% of the Company's March 31, 2018 accounts receivable balance. For the three months ended March 31, 2017, two customers accounted for 49% of the Company's net revenues, and such customers accounted for 29% of the Company's March 31, 2017 accounts receivable balance.

Long-lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets and property and equipment. As of March 31, 2018 and December 31, 2017, 100% of the Company's intangible assets were held by the Company's indirect wholly owned subsidiary, Aegerion. Of that, 65% of the intangible assets were attributable to Aegerion's U.S. business, with the remaining 35% attributable to Aegerion's European holding company, as of both March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, 76% and 75%, respectively, of the Company's property and equipment resided in the Company's U.S. subsidiaries, with the remaining assets residing in the Company's Canadian and other foreign subsidiaries.

12. Commitments and Contingencies

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's loss contingency accrual would be recorded in the period in which such determination is made.

DOJ/SEC Investigations

In late 2013, Aegerion received a subpoena from the Department of Justice (the "DOJ"), represented by the U.S. Attorney’s Office in Boston, requesting documents regarding its marketing and sale of JUXTAPID in the U.S., as well as related public disclosures (the “DOJ investigation”). In late 2014, Aegerion received a subpoena from the Securities and Exchange Commission ("SEC") requesting certain information related to Aegerion’s sales activities and disclosures related to JUXTAPID. The SEC also requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether Aegerion’s activities in Brazil violated Brazilian anti-corruption laws, and whether Aegerion’s activities in Brazil violated the FCPA. As a result of the SEC's investigation, Aegerion consented to the entry of a final judgment, on September 25, 2017, in connection with a complaint filed by the SEC without admitting or denying the allegations set forth in the complaint ("the SEC Judgment"). The complaint alleged negligent violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, related to certain statements made by Aegerion in 2013 regarding the conversion rate for JUXTAPID prescriptions.

The SEC Judgment, which was approved by a U.S. District Court judge on September 25, 2017, provides that Aegerion must pay a civil penalty in the amount of $4.1 million, to be paid in installments over three years, plus interest on any unpaid balance at a rate of 1.75% per annum. As of March 31, 2018, $1.1 million remains due as a current liability, and $1.4 million remains due as a non-current liability. Aegerion’s payment of this civil penalty is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. Aegerion’s payment schedule is also subject to acceleration in the event that Aegerion fails to satisfy its payment obligations under the SEC Judgment.

In connection with the DOJ investigation, Aegerion entered into a Plea Agreement, a Deferred Prosecution Agreement (“DPA”), a Civil Settlement, certain State Settlement Agreements, and a Consent Decree of Permanent Injunction (“FDA Consent Decree”). Under the Court-approved DOJ Plea Agreement, Aegerion pled guilty to two misdemeanor misbranding violations of the Federal Food, Drug, and Cosmetic Act ("FDCA") and on January 30, 2018, a U.S. District Court Judge sentenced Aegerion. The Court did not impose a criminal fine and instead ordered Aegerion to pay restitution, in the amount of $7.2 million payable over three years, plus interest on any unpaid balance at a rate of 1.75% per annum, into a fund managed by an independent claims administrator. Of the $7.2 million designated for the restitution fund, $1.0 million was paid in March 2018. As of March 31, 2018, $2.5 million remains due as a current liability, and $3.7 million remains due as a non-current liability. As contemplated by the Plea Agreement, Aegerion was further sentenced to a three-year term of probation. Among the terms of probation, Aegerion must (i) comply with federal, state and local laws, (ii) notify its probation officer of any prosecution, major civil litigation or administrative proceeding, (iii) seek permission of its probation officer prior to selling, assigning or transferring assets, (iv) notify its probation officer of any material change in its economic circumstances, (v) forbear from disparaging the factual basis of Aegerion’s plea or denying that Aegerion itself is guilty, and (vi) comply with the DPA and CIA (and submit certain reports prepared thereunder to its probation officer). Under the terms of the DPA, Aegerion admitted it engaged in conduct that constituted a conspiracy to violate the HIPAA. The DPA provides that Aegerion must continue to cooperate fully with the DOJ concerning its investigation into other individuals or entities. The DPA provides that Aegerion must maintain a robust compliance and ethics program that includes various complex and burdensome certification, training, monitoring, and other requirements. Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of its compliance and ethics program, provide certifications to the DOJ that the program is believed to be effective and notify the DOJ of any probable violations of HIPAA. In the event Aegerion breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against Aegerion and/or seeking to impose stipulated penalties against Aegerion. The DPA is subject to review and supervision by a U.S. District Court judge.

Aegerion also entered into the DOJ Civil Settlement Agreement to resolve allegations by the DOJ that false claims for JUXTAPID were submitted to governmental healthcare programs. The DOJ Civil Settlement Agreement requires Aegerion to pay a civil settlement in the amount of $28.8 million, which includes up to $2.7 million designated for certain U.S. states relating to Medicaid expenditures for JUXTAPID, to be paid in installments over three years. In addition, $0.9 million of interest under the preliminary agreements in principle with the DOJ was paid during the three months ended March 31, 2018. As of March 31, 2018, $3.6 million remains due as a current liability, and $24.2 million remains due as a non-current liability. Aegerion’s payment of this civil settlement amount is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. In the event that Aegerion fails to satisfy its obligations under the DOJ Civil Settlement Agreement, Aegerion could be subject to additional penalties or litigation.

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

Aegerion also agreed to the FDA Consent Decree with the DOJ and the FDA to resolve a separate civil complaint alleging that Aegerion violated the FDCA by failing to comply with the JUXTAPID REMS program and the requirement to provide adequate directions for all of the uses for which it distributed JUXTAPID. The FDA Consent Decree requires Aegerion, among other things, to comply with the JUXTAPID REMS program; retain a qualified independent auditor to conduct annual audits of its compliance with the JUXTAPID REMS program; and remediate any noncompliance identified by the auditor within specified timeframes. In the event Aegerion fails to comply with the JUXTAPID REMS program or any other provisions of the FDA Consent Decree, Aegerion could be subject to additional administrative remedies, civil or criminal penalties and/or stipulated damages. Aegerion is required to notify the FDA in advance of certain changes in control, or changes in its business that may affect its operations, assets, rights or liabilities in the United States. The FDA Consent Decree does not take effect until it is approved by the Court and the injunction order is issued.

Separately, Aegerion entered into a Corporate Integrity Agreement (“CIA”) with the Department of Human Services Office of the Inspector General (“OIG”). The CIA requires Aegerion, among other things, to maintain a compliance program with various complex and burdensome requirements relating to, among other things, training, monitoring, annual risk assessment and mitigation processes, independent review of Aegerion’s compliance and other activities, a disclosure program, and an executive financial recoupment program. Under the CIA, Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of Aegerion’s compliance program and provide an annual resolution or certification to OIG that the program is believed to be effective. Additionally, Aegerion has certain certification and reporting obligations under the CIA. In the event Aegerion breaches the CIA, there is a risk the government would seek to impose remedies provided for in the CIA, including seeking to impose stipulated penalties against Aegerion and/or seeking to exclude Aegerion from participation in federal healthcare programs.

Investigations in Brazil

Federal and state authorities in Brazil are conducting an investigation to determine whether there have been violations of Brazilian laws related to the sales of JUXTAPID in Brazil. In July 2016, the Ethics Council of Interfarma fined Aegerion's subsidiary in Brazil ("Aegerion Brazil") approximately $0.5 million for violations of the industry association’s Code of Conduct, to which Aegerion Brazil is bound due to its affiliation with Interfarma. Also, the Board of Directors of Interfarma imposed an additional penalty of suspension of Aegerion Brazil’s membership, without suspension of Aegerion Brazil’s membership contribution, for a period of 180 days for Aegerion Brazil to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of the Company's membership in Interfarma if such measures are not implemented. Aegerion Brazil paid the fine of approximately $0.5 million during the third quarter of 2016. In March 2017, after the suspension period ended, Interfarma’s Board of Directors decided to reintegrate Aegerion Brazil, enabling it to participate regularly in Interfarma activities, subject to meeting certain obligations. Also, in July 2016, Aegerion Brazil received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking it to respond to questions related to media coverage regarding JUXTAPID and its relationship with a patient association to which Aegerion made donations for patient support. This preliminary inquiry was later reclassified as a civil inquiry, which is a preliminary procedure by the Public Prosecutor's Office that aims to verify if there are enough elements for it to file a formal lawsuit or to dismiss the inquiry. In March 2018, the Paraná State Public Prosecutor’s Office sent the civil inquiry to the Federal Public Prosecutor’s Office, after deciding that the potential case should be subject to federal jurisdiction. In June 2017, the Federal Public Prosecutor of the City of São José dos Campos, State of São Paulo, in connection with its criminal investigation into former employees of Aegerion's subsidiary in Brazil ("Aegerion Brazil"), requested that a Brazilian federal court provide federal investigators with access to the bank records of certain individuals and entities, including Aegerion Brazil, certain former Aegerion Brazil employees, a Brazilian patient association, and certain Brazilian physicians. The Court has not yet ruled on the Federal Public Prosecutor’s request. The Public Prosecutors in Paraná and São José dos Campos continue to gather information in connection with their respective investigations. At this time, the Company does not know whether the inquiries of the Public Prosecutors in Paraná or São José dos Campos will result in the commencement of any formal proceeding against Aegerion, but if Aegerion’s activities in Brazil are found to violate any laws or governmental regulations, Aegerion may be subject to significant civil lawsuits to be filed by the Public Prosecution office, and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, Aegerion could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on the Company's business and, as a result, no amounts have been recorded for a loss contingency.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

All statements included or incorporated by reference into this Form 10-Q, other than statements of historical fact, are “forward-looking statements” under, and are made pursuant to the safe harbor provisions of, the Private Securities Litigation Reform Act of 1995 and other applicable federal U.S. and Canadian laws, regulations and other legal principles. Forward-looking statements and information are often identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “forecasts,” “may,” “will,” “should,” “would,” “could,” “potential,” “guidance,” “continue,” “ongoing” and similar expressions, and variations or negatives of these words.

Examples of forward-looking statements and information include our statements regarding: the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved or for which our product candidates are being developed; our expectations with respect to reimbursement of our products in the U.S. and elsewhere; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries or regions where we have not yet obtained approval; our plans for further clinical development of our products; our efforts to out-license or otherwise transfer zuretinol to a third party; our expectations regarding future regulatory filings and interactions with regulatory agencies for our products, including potential marketing approval applications with respect to metreleptin to expand the indication for metreleptin in the U.S. and with respect to potential approval of the marketing authorization application for metreleptin in the European Union (“EU”); our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it allows us to exclusively develop and commercialize our products and product candidates; our expectations regarding the availability of data and marketing exclusivity for our products in the U.S., the EU, Japan and other countries; our expectations regarding our ability to comply with Aegerion’s settlement of the Department of Justice (the "DOJ") and SEC investigations, including the payment of the penalties, restitution, and settlement amounts and the obligations contained in the settlement agreements and resulting from criminal probation; our beliefs that the DOJ and SEC investigations and the settlement could give rise to additional third party demands, claims or litigation, further investigations, or could impact Aegerion’s commercial operations, research and development activities, contracts and business; the final outcomes of investigations in Brazil, and the possible impact and additional consequences of them on our business and the other factors that are significantly impacting named patient sales in Brazil; our expectations regarding the impact on U.S. sales and patient attrition of JUXTAPID as a result of the modified JUXTAPID Risk Evaluation and Mitigation Strategy ("REMS") program; the anticipated results of our January 2018 workforce reduction and other cost control measures; our future expectation of cash use and ability and plans to restructure Aegerion’s convertible debt or access the debt or equity markets; our expectations regarding our expectations regarding taxes; our forecasts and expectations regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations and product development opportunities; and our ability to manufacture and supply sufficient amounts of lomitapide and metreleptin, and diluent for use reconstituting metreleptin, to meet demand for commercial and clinical supplies.

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

•
Metreleptin, a recombinant analog of human leptin, is marketed in the U.S. under the brand name MYALEPT (metreleptin) for injection ("MYALEPT"). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired generalized lipodystrophy ("GL"). In December 2016, we submitted a marketing authorization application ("MAA") to the European Medicines Agency ("EMA") to seek approval for metreleptin in the EU, under the brand name MYALEPTA, as replacement therapy to treat complications of leptin deficiency in patients with GL and partial lipodystrophy ("PL"). In February 2018, we presented at an oral hearing of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”). Based on the CHMP’s feedback at and after the hearing, we have requested a two-month “clock stop” of the CHMP’s review to allow for the preparation of responses and additional data focused, primarily, on PL patients. Subject to our ability to address the CHMP’s feedback during the “clock stop” period, we anticipate that the CHMP will issue its opinion in the second quarter of 2018 and the European Commission (“EC”) will issue its decision in mid-2018. We plan to file for regulatory approvals for metreleptin in GL and, subject largely to whether we receive EMA approval of a PL indication, in PL in other key markets. We offer metreleptin through expanded access programs in countries where permitted by applicable regulatory authorities and under applicable laws, and generate revenues in certain markets where named patient sales are permitted based on the approval of metreleptin in the U.S. We plan to initiate, by late 2018, a phase 2 trial assessing metreleptin in hypoleptinemic metabolic disorder (“HMD”), a low leptin mediated metabolic disease, subject to approval of our protocol and statistical plan by applicable regulatory authorities. We also plan to continue to explore new opportunities for metreleptin to treat certain other low-leptin mediated metabolic diseases, and are reviewing options for raising capital to fund such opportunities, along with later-stage studies in HMD, upon which such opportunities are largely dependent.

We also have one product candidate, zuretinol acetate ("zuretinol"), an oral synthetic retinoid in development for the treatment of inherited retinal disease ("IRD") caused by underlying mutations in retinal pigment epithelium protein 65 ("RPE65") and lecithin: retinol acyltransferase ("LRAT") genes, comprising Leber Congenital Amaurosis ("LCA") and Retinitis Pigmentosa ("RP"). Following a comprehensive pipeline review, we are evaluating options for out-licensing or otherwise transferring zuretinol to a third party.

During the three months ended March 31, 2018, net revenues from sales of lomitapide and metreleptin were $27.5 million, of which $18.4 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $9.1 million was derived from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S. As of March 31, 2018, we had approximately $52.0 million in cash and cash equivalents. We have approximately $325.0 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the "Convertible Notes") and $20.0 million principal amount with an interest rate at 9.0% per annum, which is described in the "Recent Corporate and Securities Transactions" section in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, to resolve certain DOJ and SEC investigations regarding Aegerion’s U.S. commercial activities and disclosures related to JUXTAPID, Aegerion is, among other obligations, required to pay approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years. See Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our legal proceedings.

In the near-term, we expect that the majority of revenues will continue to be derived from sales of JUXTAPID and MYALEPT in the U.S. We also expect to generate revenues from (i) sales in those countries outside the U.S. in which we have or expect to receive marketing approval, are able to obtain pricing and reimbursement approval at acceptable levels, and elect to commercialize the products, and (ii) sales of both products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of approvals in the U.S. or EU. We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be sales of JUXTAPID in Japan and named patient sales of our products in Brazil. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, and a select number of other key markets, including France and Turkey. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers and, particularly in Brazil, are subject to increasingly stringent requirements and scrutiny, as noted further below. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to further fluctuation in sales depending on the ordering pattern.

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

•	reviewing our holding and capital structure with a view toward optimizing our assets and improving our balance sheet;

•	managing our costs and expenses to better align with our revenues, while supporting approved products in a compliant manner;

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

•
continuing to support sales of lomitapide as a treatment for HoFH in Brazil on a named patient sales basis, particularly in light of local economic challenges, the regulatory approval of Amgen’s PCSK9 inhibitor product in April 2016, the potential availability of that and other PCSK9 inhibitor products on a named patient sales or commercial basis in Brazil, ongoing government investigations, an ongoing court proceeding reviewing the regulatory framework for named patient sales in Brazil, and recently implemented regulatory requirements for named patient sales which have added significant hurdles and complexity to the process for named patient sales in Brazil and we believe have led a significant number of patients to discontinue therapy with lomitapide, and continuing to support named patient sales in other key countries where such sales are permitted, despite the availability of PCSK9 inhibitors on a named patient sales basis in such countries;

•
initiating clinical development of metreleptin in HMD, and exploring potential new opportunities for metreleptin in additional indications, including certain other low-leptin mediated metabolic diseases, assuming we raise capital to fund such opportunities;

•
building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients, and supporting named patient sales of metreleptin in GL in Brazil, particularly in light of the risks applicable to named patient sales in Brazil, as described above, and supporting such sales in other key countries, including Turkey and France, where such sales are permitted;

•
gaining regulatory, pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed or for new indications, including obtaining approval of the MAA seeking marketing approval of metreleptin in the EU as a treatment for complications of leptin deficiency in patients with GL or PL, and seeking approval of metreleptin in Brazil and other key markets as a treatment for complications of leptin deficiency in GL patients, and subject largely to whether we receive EMA approval of a PL indication;

•
preparing for the launch of metreleptin in the EU as a treatment for complications of leptin deficiency in patients with GL and PL, in the event we obtain regulatory, pricing and reimbursement approvals in the EU for metreleptin;

•
focusing on and further developing patient support programs and similar initiatives to encourage eligible patients to commence and/or maintain with our products, to the extent permitted in a particular country;

•
Aegerion’s complying with the various agreements and judgments entered into with the DOJ and SEC described in Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements, including: having to pay approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years; and having to satisfy various complex and burdensome certification, disclosure, training, monitoring, and other requirements, as described in the “Legal Proceedings” section of our 2017 Form 10-K, filed with the SEC on March 16, 2018;

•
manufacturing-related activities to support uninterrupted supply of our products, and diluent for use with metreleptin, particularly in light of the reduced capacity for, and resulting delay in, the manufacture of metreleptin at one of our contract manufacturers for metreleptin drug product, due to remediations it is making to address a warning letter it received from the FDA in 2017, which we have plans in place to address, but, which if not addressed, could result in metreleptin drug product shortages starting in late 2018, and ongoing global shortage of one of the approved diluents for the reconstitution of metreleptin;

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

Investigations and Legal Proceedings

As noted above, Aegerion has been the subject of certain investigations and other legal proceedings (some of which remain ongoing), including investigations of Aegerion’s marketing and sales activities of JUXTAPID by the DOJ and the SEC, an investigation by federal and state authorities in Brazil to determine whether there have been violations of Brazilian laws related to sales of JUXTAPID, and a putative class action lawsuit alleging certain misstatements and omissions related to the marketing of JUXTAPID and the Company’s financial performance in violation of the federal securities laws (the "Class Action Litigation"). Aegerion entered into agreements (the “Settlement”) with the DOJ and the SEC in September 2017 that required Aegerion, in addition to paying certain penalties and Settlement amounts, to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetics Act, to enter into a three-year DPA with regard to a charge that it engaged in a conspiracy to violate the Health Insurance Portability and Accountability Act ("HIPAA"), and to enter into a Consent Decree with the FDA regarding the JUXTAPID REMS Program. Aegerion was sentenced by the U.S. District Court on January 30, 2018 after the judge accepted Aegerion’s guilty criminal plea. Under the terms of the Settlement, including the sentence, Aegerion is required to pay approximately $40.1 million in aggregate penalties, plus interest, over three years, including $7.2 million of restitution, a civil penalty of $4.1 million to be paid to the SEC pursuant to an SEC Judgment, and $28.8 million (including $2.7 million designated for certain states), to be paid pursuant to the Civil Settlement Agreement, which is a significant financial burden given Aegerion’s financial condition, and also is required to comply with a series of ongoing compliance obligations. Aegerion made an initial payment to the DOJ on February 12, 2018, and an initial payment to certain states on February 15, 2018. On February 20, 2018, the DOJ filed a stipulation of dismissal with respect to Aegerion in the civil qui tam matter. The FDA Consent Decree remains subject to approval by a U.S. District Court Judge. Aegerion also settled its class action litigation for $22.3 million and the suit was dismissed in its entirety with prejudice in the fourth quarter of 2017. The insurance carriers agreed to cover $22.0 million of this amount, with Aegerion responsible for the remaining $0.3 million. See Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements and the "Legal Proceedings" section of our 2017 Form 10-K for further information.

Recent Corporate and Securities Transactions

New Loan Agreement. On March 15, 2018, Aegerion entered into a loan and security agreement (the “New Loan Agreement”) with affiliates of Broadfin Capital, LLC (“Broadfin Capital”) and Sarissa Capital Management LP (“Sarissa Capital” and, together with Broadfin Capital, the “Lenders”), pursuant to which the Lenders made a single-draw term loan to Aegerion in an aggregate amount of $20.0 million, secured by substantially all of Aegerion’s assets (the “New Loan”), including a pledge of 66% of its first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain exceptions. The Lenders or their affiliates are also investors in Novelion’s common shares, and two members of Novelion's Board of Directors are affiliates of the Lenders. Interest on the New Loan accrues at 9.0% per annum. The term loan made pursuant to the New Loan Agreement matures on the earliest of (i) August 1, 2019, (ii) 30 days prior to the maturity date of the Convertible Notes, (iii) the date that any restructuring or recapitalization of all or substantially all of the Convertible Notes, including any exchange offer or similar transaction, is substantially consummated, and (iv) upon acceleration of the obligations under the New Loan Agreement. Concurrently with the execution of the New Loan Agreement, Novelion, Aegerion and the Lenders entered into a subordination agreement to subordinate the New Loan to the obligations of Aegerion to Novelion under the Amended and Restated Senior Loan Agreement (defined below), which is secured by the same collateral as the New Loan.

In connection with the New Loan Agreement, the Lenders were issued warrants to purchase 1,818,592 Novelion common shares. The warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018, and have a term of four years.

In connection with Novelion’s business combination with Aegerion in 2016, Novelion entered into a secured loan facility with Aegerion (the “Senior Loan Agreement”). Since the consummation of the business combination, Aegerion has continued to borrow pursuant to the terms of the Senior Loan Agreement. In connection with the entry into the New Loan Agreement, on March 15, 2018, Aegerion and Novelion entered into an amended and restated senior secured term loan agreement (the “Amended and Restated Senior Loan Agreement”), which amends and restates the Senior Loan Agreement. The aggregate outstanding principal amount of the loans and interest paid in kind under the Amended and Restated Senior Loan Agreement (collectively, the “Senior Loan”) was approximately $38.1 million at closing of the New Loan on March 15, 2018, and it will continue to accrue interest at the rate of 8.0% per annum (which increases by 3.0% in connection with an event of default), which accrues and compounds quarterly in arrears until July 1, 2019, the maturity date of the Senior Loan. Given that the Senior Loan is an intercompany loan, it has been eliminated in the consolidated financial statements.

Financial Overview

•
Net revenues were $27.5 million for the three months ended March 31, 2018, primarily generated from sales of lomitapide and metreleptin. Additionally, approximately 2% of net revenues were derived from royalties on sales of lomitapide and metreleptin made by our sublicensees in the EU and other territories.

•
Cost of product sales were $13.5 million for the three months ended March 31, 2018, representing costs of selling lomitapide and metreleptin, as well as the intangible amortization recorded for the period.

•
Selling, general and administrative ("SG&A") expenses decreased from $24.5 million in the three months ended March 31, 2017 to $23.7 million in the three months ended March 31, 2018. The expenses are relatively consistent during the three months ended March 31, 2018, compared to the corresponding period of the prior fiscal year, although individual types of SG&A expenses fluctuated significantly.

•
Research and development ("R&D") expenses increased from $9.3 million in the three months ended March 31, 2017 to $11.8 million in the three months ended March 31, 2018. This increase was primarily driven by our additional spending in certain clinical activities during the three months ended March 31, 2018.

•
We used $22.7 million of net cash to fund operating activities for the three months ended March 31, 2018, primarily due to our $32.8 million net loss and working capital requirements. Cash and cash equivalents totaled approximately $52.0 million as of March 31, 2018, which included the $20.0 million of gross proceeds received from the New Loan.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). The preparation of these Unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements appearing in the “Consolidated Financial Statements and Supplementary Data” section of our 2017 Form 10-K, we believe that the accounting policy related to revenue recognition is the most critical to enable a full understanding and evaluation of our reported financial results, and also contains the more significant judgments and estimates that we use in the preparation of our Unaudited Condensed Consolidated Financial Statements. Other than changes to the revenue recognition accounting policy as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), there have been no material changes to our critical accounting policies since December 31, 2017 as disclosed in the 2017 Form 10-K. See Note 2, Revenue Recognition, to our Unaudited Condensed Consolidated Financial Statements for further discussion of the adoption of the new revenue standard and our revenue recognition policy.
Recently Issued and Recently Adopted Accounting Standards
See Note 1, Description of Business and Basis of Presentation, in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted and new accounting pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of our operations for each of the three-month periods ended March 31, 2018 and 2017, together with the changes in those items in thousands of dollars and as a percentage:

	Three Months Ended March 31,
	2018	2017	$ Increase / (Decrease)	% Change
	(in thousands)
Net revenues	$27,484	$29,984	$(2,500)	-8%
Cost of product sales	13,505	16,445	(2,940)	-18%
Operating expenses:
Selling, general and administrative	23,689	24,451	(762)	-3%
Research and development	11,766	9,300	2,466	27%
Restructuring charges	—	1,451	(1,451)	-100%
Total operating expenses	35,455	35,202	253	1%
Loss from operations	(21,476)	(21,663)	(187)	-1%
Interest expense, net	(10,886)	(9,212)	1,674	18%
Other (expense) income, net	(307)	52	(359)	NM
Loss before provision for income taxes	(32,669)	(30,823)	1,846	6%
Provision for income taxes	(159)	(139)	20	14%
Net loss	$(32,828)	$(30,962)	$1,866	6%

NM - Not Meaningful

Net Revenues

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Lomitapide	$13,390	$16,024
Metreleptin	14,094	13,960
Total net revenues	$27,484	$29,984

Net revenues reported for the first quarter of 2018 are primarily generated from net product sales of lomitapide and metreleptin. Additionally, approximately 2% of net revenues were derived from royalties on sales of lomitapide and metreleptin made by our sublicensees in the EU and other territories.

We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be from sales of JUXTAPID in Japan and named patient sales of our products in Brazil. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, and a select number of other key markets, including France and Turkey. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to fluctuation in sales depending on the ordering pattern. In addition, we believe that several factors have led a significant number of patients in Brazil to discontinue therapy with our products, including local economic challenges, ongoing government investigations, an ongoing court proceeding reviewing the regulatory framework for named patient sales in Brazil, and recently implemented regulatory requirements for named patient sales which have added complexity to the process for named patient sales in Brazil, and, for lomitapide, the regulatory approval of Amgen’s PCSK9 inhibitor product in April 2016 and the potential availability of that and other PCSK9 inhibitor products on a named patient sales or commercial basis in Brazil.

Lomitapide

We generated revenues from net sales of lomitapide of approximately $13.4 million for the three months ended March 31, 2018, compared to $16.0 million for the first quarter of 2017.

The period-over-period decrease of $2.6 million is primarily attributable to the decrease in revenues in the U.S. and Brazil. The decrease in the U.S. is primarily attributable to the availability of PCSK9 inhibitor products and restrictions on reimbursement for our products, and the decrease in Brazil is primarily due to the factors described above. The decrease in the U.S. and Brazil was partially offset by increased revenues in Japan and Colombia. The increase in Japan is primarily attributable to the first quarter of 2017 being the first full quarter of the commercial launch in Japan. Revenues in Colombia increased as a result of a higher number of patients on lomitapide treatment during the three months ended March 31, 2018 compared to the first quarter of 2017.

Future net revenues of lomitapide may be negatively affected by the availability of PCSK9 inhibitor products, in addition to the risks set forth above.

Metreleptin

We generated revenues from net sales of metreleptin of approximately $14.1 million for the three months ended March 31, 2018. Revenues generated were primarily comprised of sales to patients within the U.S., as well as sales made on a named patient basis in Brazil and Turkey. While revenues earned from metreleptin sales are relatively consistent during the three months ended March 31, 2018, compared to the first quarter of 2017, U.S. revenues declined by approximately $1.7 million and international revenues, other than Brazil, increased by approximately $1.9 million. The decline in U.S. revenues is attributable to the decline in shipments as a result of the number of patients who discontinued metreleptin therapy. The increase in international revenues, other than in Brazil, was primarily due to increased revenues in France and Turkey. For France, named patient sales commenced in March 2017, but all related revenues earned during the period were deferred, as we did not have sufficient history to estimate the reimbursement price. We began to recognize revenues from sales in France in the third quarter of 2017 upon the completion of the estimated commercial reimbursement price analysis that was prepared by third party specialists engaged by us, which provided sufficient data for us to estimate the reimbursement price. Increased revenues in Turkey during the first quarter of 2018 are primarily due to the higher number of shipments compared to the first quarter of 2017.

Future net revenues of metreleptin are highly dependent on our ability to continue to find GL patients, to continue to build market acceptance for MYALEPT in the U.S., obtaining market authorization for and successfully launching MYALEPTA in the EU, and developing metreleptin for additional indications, which is dependent on our ability to raise capital to fund the costs of such development. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact on U.S. net revenues in future periods. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient.

Cost of Product Sales

During the three months ended March 31, 2018, cost of product sales decreased by $2.9 million to $13.5 million, compared to $16.4 million in the first quarter of 2017. This period-over-period decrease was primarily due to lower inventory step-up cost associated with the inventory acquired in the Aegerion merger, partially offset by higher distribution costs during the three months ended March 31, 2018.

Selling, General and Administrative Expenses

During the three months ended March 31, 2018, SG&A expenses decreased by $0.8 million to $23.7 million, compared to $24.5 million for the first quarter of 2017. While the total SG&A expenses are relatively consistent during the three months ended March 31, 2018, compared to the corresponding period of the prior fiscal year, we incurred higher legal and compassionate care expenses, which were offset by lower sales and marketing expenses and consulting and professional fees during the first quarter of 2018 compared to the first quarter of 2017.

Research and Development Expenses

During the three months ended March 31, 2018, R&D expenses were $11.8 million compared to $9.3 million for the first quarter of 2017. The $2.5 million increase is primarily attributable to higher employee related expenses, and higher contractor services and consulting expenses as a result of an increase in clinical activities during the three months ended March 31, 2018.

Restructuring charges

There were no restructuring charges incurred during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company incurred $1.5 million in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the acquisition of Aegerion.

Interest Expense, net

Interest expense, net was $10.9 million during the three months ended March 31, 2018, an increase of $1.7 million compared to the first quarter of 2017. Interest expense in the three months ended March 31, 2018 primarily relates to the Convertible Notes and, to a lesser degree the New Loan Agreement entered into on March 15, 2018 and interest due on amounts owed to the DOJ and SEC. The increase is primarily attributable to the amortization of debt discount on the Convertible Notes recorded during the three months ended March 31, 2018.

Other (expense) income, net

Other expense, net was $0.3 million during the three months ended March 31, 2018, an increase of $0.4 million compared to the first quarter of 2017. The increase was primarily due to higher foreign currency transaction exchange cost as the U.S. dollar weakened during the three months ended March 31, 2018 as compared to the first quarter of 2017.

Provision for Income Taxes

Our provision for income taxes was $0.2 million for the three months ended March 31, 2018, which is relatively consistent with the amount of the provision for income taxes for the same period in 2017.

Liquidity and Capital Resources

We have financed our operating and capital expenditures in part through existing cash resources, including cash proceeds from the revenues generated from sales of lomitapide and metreleptin. In August 2014, Aegerion issued the $325.0 million Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. Aegerion’s ability to refinance this indebtedness, if it elects to do so, will depend on the capital markets, its future business prospects, and its financial condition on a consolidated basis.

On March 15, 2018, Aegerion entered into the New Loan Agreement with the Lenders, pursuant to which the Lenders provided a single-draw term loan to Aegerion in an aggregate amount of $20.0 million, and, like the Senior Loan, described in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Corporate and Securities Transactions" section of this Form 10-Q, is secured by substantially all of Aegerion’s assets, subordinated to the Senior Loan. As of March 31, 2018, there was approximately $20.0 million outstanding under the New Loan Agreement, including less than $0.1 million of accrued interest paid in kind. Interest on the New Loan accrues at 9.0% per annum (which increases by 3.0% per annum in connection with an event of default). The New Loan matures on the earliest of (i) August 1, 2019, (ii) 30 days prior to the maturity date of the Convertible Notes, (iii) the date that any restructuring or recapitalization of all or substantially all of the Convertible Notes, including any exchange offer or similar transaction, is substantially consummated, and (iv) upon acceleration of the obligations under the New Loan Agreement. See Part I, Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Corporate and Securities Transactions" section of this Form 10-Q for further information regarding this term loan.

In addition, as further described in Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements, Aegerion entered into agreements with, among other state and federal agencies, the DOJ and the SEC in September 2017, and received a federal criminal sentence in January 2018, that collectively require Aegerion to pay approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years.

During the three months ended March 31, 2018, we generated $27.5 million of net revenues. As of March 31, 2018, we had $52.0 million in cash and cash equivalents on hand.

We believe that our existing funds are sufficient to satisfy our operating needs and our working capital, milestone payments, capital expenditures, debt service requirements and legal settlement expenditures for at least the next twelve months from the issuance of the Unaudited Condensed Consolidated Financial Statements set forth in Item 1 of this Form 10-Q, and we expect to fund our current and planned operating requirements principally through our existing cash resources. We may, from time to time, also seek additional funding, including for the purpose of developing potential additional indications of metreleptin, through equity and/or debt financings or from other sources, such as strategic alliances and out-licensing activities should we identify strategic needs or viable opportunities.

For information related to certain risks that could negatively impact our financial position or future results of operations and our ability to refinance the Convertible Notes or otherwise obtain financing, see the “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections of this Form 10-Q and the 2017 Form 10-K.

Cash Flows

The following table summarizes the major sources and uses of cash and cash equivalents for the periods set forth below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(22,731)	$(24,834)
Investing activities	(208)	(273)
Financing activities	19,276	284
Effect of exchange rates on cash	216	652
Net decrease in cash and cash equivalents	$(3,447)	$(24,171)

Cash Used in Operating Activities

Net cash used in operating activities was $22.7 million in the three months ended March 31, 2018 compared to $24.8 million for the first quarter of 2017. The $2.1 million decrease in operating cash outflows was primarily attributable to the investment in working capital that was approximately $2.4 million lower than in the first quarter of 2017.

Cash Used in Investing Activities

During the three months ended March 31, 2018, cash flows used in investing activities were $0.2 million, primarily used for capital expenditures.

Cash Provided by Financing Activities

During the three months ended March 31, 2018, cash flows provided by financing activities were $19.3 million. Sources of cash in the period included proceeds from the New Loan Agreement of $20.0 million, entered into on March 15, 2018, offset by the related issuance costs incurred.

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

•
the status of ongoing or recently concluded government investigations and lawsuits, such as the Settlement of the JUXTAPID investigations, including relevant obligations, the disclosure of possible or actual outcomes, and the negative publicity surrounding such matters, and the costs associated with the resolution of these investigations and lawsuits, including the civil penalties, restitution and settlement amounts discussed in Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements, the cost of implementing and complying with the CIA, the DPA, and the FDA Consent Decree and criminal probation terms, and the costs and expenses associated with any other investigations or litigation that arise out of these investigations, lawsuits or the Settlement;

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

•
gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, where it makes business sense to seek such approval, without significant restrictions, discounts, caps or other cost containment measures, including regulatory and pricing and reimbursement approval of metreleptin in the EU for both GL and PL, in connection with which we filed an MAA in the EMA in December 2016, and the timing and costs of seeking such approvals;

•	the timing and cost of lifecycle management and clinical development activities, particularly our anticipated trial assessing metreleptin in patients with HMD;

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

•
the cost of filing, prosecuting and enforcing patent claims, including the cost of defending any challenges to the patents or our claims of exclusivity, and our licensors' ability to be successful in defending such challenges, including, with respect to lomitapide, against potential generic submissions with the FDA and certain assertions raised by Knowledge Ecology International to the National Institutes of Health with respect to the lomitapide method of use patents, the responses to which are being handled by the University of Pennsylvania, the licensor of the lomitapide patents;

•	the costs of our manufacturing-related activities and the other costs of commercializing our products;

•	the levels, timing and collection of revenues received from sales of our products in the future;

•
whether we are successful in our efforts to defend ourselves in, or to settle on acceptable terms, any significant litigation, including litigation that may result, directly or indirectly, from the Settlement; and

•
the cost of our current and future observational cohort studies and other post-marketing commitments, including to the FDA, the EMA and in any other countries where our products are ultimately approved.

We may seek additional capital depending on market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes with respect to the information in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" in our 2017 Form 10-K.

Item 4.        Controls and Procedures.

Disclosure Controls and Procedures

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were not effective due to the material weakness in our internal control over financial reporting process as we did not design and maintain sufficiently precise or effective review and approval controls over the forecasts used to develop management estimates.

Remediation Plan

We are committed and have taken steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness. To remediate the material weakness described above, we continue to enhance and implement controls and processes to properly document the qualitative and quantitative assumptions to be used in forecasting, as well as properly documenting management’s review and approval of forecasts.

Changes to Internal Control over Financial Reporting

Except for the continued remediation efforts of the previously identified material weakness as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings.

See Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.

Item 1A.     Risk Factors.

As of the date of the filing of this Form 10-Q, there have been no material changes to our risk factors as last reported under Item 1A of our 2017 Form 10-K. The risks described in the 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Corporate and Securities Transactions” section of this Form 10-Q, we issued approximately 1.8 million warrants to the Lenders in March 2018. The warrants and the common shares of the Company issuable upon exercise of the warrants, if any, will not initially be registered under the Securities Act of 1933 (the “Securities Act”) (in reliance on Section 4(a)(2) thereof, as the Lenders have represented that they are accredited investors as defined in Rule 501(a) of Regulation D under the Securities Act), and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

Item 6.        Exhibits.

4.1	Form of Warrant Certificate (incorporated by reference to Exhibit C of Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018).
10.1
Loan and Security Agreement, dated March 15, 2018, among Aegerion Pharmaceuticals, Inc. and the affiliates of Broadfin Capital, LLC and Sarissa Capital Management LP named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018).

10.2
Amended and Restated Loan and Security Agreement, dated March 15, 2018, between Novelion Therapeutics Inc. and Aegerion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018).

10.3
Subordination Agreement, dated March 15, 2018, between Novelion Therapeutics Inc. and the other creditors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2018).

31.1*	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Executive Officer.
31.2*	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Principal Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Principal Financial Officer.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELION THERAPEUTICS INC.
(Registrant)

Date: May 10, 2018	By:	/s/ Jeffrey Hackman
Jeffrey Hackman
Principal Executive Officer

Date: May 10, 2018	By:	/s/ Michael D. Price
Michael D. Price
Principal Financial Officer