Form 10-Q
period 2018-06-30
NOVELION THERAPEUTICS INC.
filed 2018-08-07
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s Common Stock as of August 2, 2018 was 18,852,557.

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

PART I — FINANCIAL INFORMATION

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$39,976	$55,430
Accounts receivable, net	18,363	22,191
Inventories - current	13,245	15,886
Prepaid expenses and other current assets	14,757	11,436
Total current assets	86,341	104,943
Inventories - non-current	37,504	33,940
Property and equipment, net	2,375	2,920
Intangible assets, net	212,724	225,272
Other non-current assets	1,384	2,247
Total assets	$340,328	$369,322

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$10,555	$13,800
Accrued liabilities	45,618	41,838
Provision for legal settlements - current	8,727	8,596
Total current liabilities	64,900	64,234
Long-term debt	15,787	—
Convertible notes, net	277,143	258,538
Provision for legal settlements - non-current	25,965	31,016
Other non-current liabilities	1,493	596
Total liabilities	385,288	354,384
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, without par value, 100,000 shares authorized; 18,852 and 18,702 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	552,506	551,925
Additional paid-in-capital	78,136	73,185
Accumulated deficit	(778,064)	(713,974)
Accumulated other comprehensive income	102,462	103,802
Total shareholders’ (deficit) equity	(44,960)	14,938
Total liabilities and shareholders’ (deficit) equity	$340,328	$369,322

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$31,904	$40,877	$59,388	$70,861
Cost of product sales	15,703	14,277	29,208	30,722
Operating expenses:
Selling, general and administrative	23,735	26,514	47,424	50,965
Research and development	10,360	10,824	22,126	20,124
Restructuring charges	—	1,034	—	2,485
Total operating expenses	34,095	38,372	69,550	73,574
Loss from operations	(17,894)	(11,772)	(39,370)	(33,435)
Interest expense, net	(11,594)	(9,613)	(22,480)	(18,825)
Other (expense) income, net	(728)	75	(1,035)	127
Loss before provision for income taxes	(30,216)	(21,310)	(62,885)	(52,133)
Provision for income taxes	(1,046)	(126)	(1,205)	(265)
Net loss	$(31,262)	$(21,436)	$(64,090)	$(52,398)
Net loss per common share—basic and diluted	$(1.67)	$(1.15)	$(3.42)	$(2.82)
Weighted-average common shares outstanding—basic and diluted	18,759	18,609	18,731	18,575

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(31,262)	$(21,436)	$(64,090)	$(52,398)
Other comprehensive (loss) income:
Foreign currency translation	(1,995)	576	(1,340)	1,156
Other comprehensive (loss) income	(1,995)	576	(1,340)	1,156
Comprehensive loss	$(33,257)	$(20,860)	$(65,430)	$(51,242)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities
Net loss	$(64,090)	$(52,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	918	974
Amortization of intangible assets	12,548	12,504
Stock-based compensation	1,842	2,493
Non-cash interest expense	19,146	15,805
Provision for inventory excess and obsolescence	—	1,536
Unrealized foreign exchange loss (gain)	1,170	(377)
Amortization of debt issuance costs	127	—
Deferred income taxes	919	(12)
Other non-cash operating activities	9	14
Changes in assets and liabilities:
Accounts receivable	3,790	(4,107)
Inventories	(2,772)	4,925
Prepaid expenses and other assets	(3,628)	(430)
Accounts payable	(3,345)	(8,232)
Accrued liabilities and other liabilities	(831)	608
Net cash used in operating activities	(34,197)	(26,697)
Cash used in investing activities
Purchases of property and equipment	(382)	(560)
Net cash used in investing activities	(382)	(560)
Cash provided by financing activities
Net proceeds from term loan, net of debt discount	19,977	—
Issuance of common shares	412	50
Payment of term loan issuance costs	(698)	—
Net cash provided by financing activities	19,691	50
Exchange rate effect on cash	(566)	1,534
Net decrease in cash and cash equivalents	(15,454)	(25,673)
Cash and cash equivalents, beginning of period	55,430	108,927
Cash and cash equivalents, end of period	$39,976	$83,254
Supplemental disclosures of cash flow information
Cash paid for interest	$3,422	$3,250
Cash (received) paid for taxes, net	$(71)	$986
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$35	$1

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

Novelion Therapeutics Inc. (“Novelion” or the “Company”) is a rare disease biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. Novelion has international operations, two commercial products, lomitapide and metreleptin, and one orphan drug-designated product candidate, zuretinol acetate (“zuretinol”). Lomitapide, which is marketed in the United States (“U.S.”) under the brand name JUXTAPID (lomitapide) capsules, is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is also approved in the European Union (“EU”), under the brand name LOJUXTA, for the treatment of adult patients with HoFH, as well as in Japan, Canada, and a limited number of other countries. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT (metreleptin for injection). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired Generalized Lipodystrophy (“GL”). In July 2018, metreleptin, under the brand name MYALEPTA, was approved in the EU as a treatment for the complications of leptin deficiency in patients with GL and Partial Lipodystrophy (“PL”). Additionally, both lomitapide and metreleptin are sold, on a named patient basis, in certain countries outside of the U.S. where such sales are permitted based on the approval of lomitapide and metreleptin in the U.S., such as Brazil.

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

The accompanying Unaudited Condensed Consolidated Financial Statements include operations of Novelion and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Going Concern

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As presented in the Unaudited Condensed Consolidated Financial Statements, for the six months ended June 30, 2018, the Company incurred a net loss of $64.1 million and used $34.2 million in cash to fund operating activities. The Company also has a significant level of indebtedness, consisting of 1) Aegerion's $325 million principal amount of convertible notes due August 15, 2019 (the “Convertible Notes”), as described in Note 7, Convertible Notes, net, and 2) Aegerion's $20.0 million term loan, along with the accrued unpaid interest, as described in Note 6, Loan and Security Agreement, which becomes due and payable on the earliest of (i) August 1, 2019, (ii) 30 days prior to the maturity date of the Convertible Notes, (iii) the date that any restructuring or recapitalization of all or substantially all of the Convertible Notes, including any exchange offer or similar transaction, is substantially consummated, and (iv) upon acceleration of the obligations under the loan and security agreement. The Company's anticipated operating cash usage and maturities of outstanding debt, as described above, raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued.

In an effort to alleviate the conditions that raise substantial doubt about the Company's ability to continue as a going concern, the Company plans to restructure its Convertible Notes and/or seek funding through equity and/or debt financings, strategic alliances, asset sales and/or other sources. Although the Company believes such plans, if effectively and timely executed, should provide the Company sufficient financing to meet its needs, successful execution of such plans is dependent on factors outside of the Company’s control. As such, the Company cannot conclude that such plans will be effectively implemented, or that such financing alternatives will be available, within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued.

Should the Company be unable to execute its plans on an effective and timely basis, the Company’s business, result of operations, liquidity and financial condition would be materially and negatively affected, and the Company would be unable to continue as a going concern.

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

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and related ASUs, using the modified retrospective method. ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces most existing revenue recognition guidance including industry-specific guidance. The adoption of ASU 2014-09 and the related ASUs did not change the Company's revenue recognition and recognition of cost of product sales. As the Company did not identify any accounting changes that impacted the amount of net revenues, no adjustment to retained earnings was required upon adoption. Refer to Note 2, Revenue Recognition, for the required disclosures and a discussion of the Company's policies related to revenue recognition.

New Accounting Standards Not Yet Adopted

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“ASU 2016-02”), its new standard on accounting for leases. The new guidance will require organizations that lease assets (referred to as lessees) for terms of more than 12 months, to recognize on the balance sheet the assets and liabilities associated with the rights and obligations created by those leases. Consistent with current guidance, the recognition, measurement, and presentation of the expenses and cash flows associated with a particular lease will depend on its classification as a capital or operating lease. However, unlike current GAAP, which only requires capital leases to be reflected on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods within those annual reporting periods. The Company engaged an external third party to assist with the adoption of, and is currently assessing the impact ASU 2016-02 will have on its consolidated financial statements.

2. Revenue Recognition

Prior to January 1, 2018, the Company applied the revenue recognition guidance in accordance with FASB ASC Subtopic No. 605-15, Revenue Recognition-Products (“ASC 605”). Effective January 1, 2018, the Company applies the revenue recognition guidance in accordance with FASB ASC Topic 606.

Prior to the second quarter of 2017, due to insufficient historical data to reasonably estimate the gross-to-net adjustments for rebates related to payors and insurance providers at the time of receipt by the Company's distributor for MYALEPT in the U.S., the Company accounted for MYALEPT shipments using a deferred revenue recognition model (sell-through method). Beginning in the second quarter of 2017, the Company determined that there was sufficient history to reasonably estimate expected rebates, and, to align its existing and anticipated revenue streams of products sold within the U.S., began recognizing sales of MYALEPT upon title transfer to distributors (sell-in method). Accordingly, the Company recognized a one-time increase in net revenue of $2.3 million resulting from this change in estimate in the second quarter of 2017, representing previously deferred product sales. As a result of the adoption of ASC Topic 606, net revenues associated with sales of MYALEPT during the three and six months ended June 30, 2017 would have been consistent as the original amount recognized by the Company during the same period under ASC 605.

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

Product Sales Revenues

The Company recognizes revenue from sales of lomitapide and metreleptin at the point in time when control transfers, typically upon transfer of product to carrier or delivery of product to customers. Revenue is recognized net of estimated discounts, rebates, and any taxes collected from customers which are subsequently remitted to governmental authorities. Payment terms vary by contract, but payment is typically due within 30 to 120 days of delivery to the customer. Additionally, at period end, orders of the products may be in the process of fulfillment. In that event, if the related contract is for less than one year, the Company deems it unnecessary to assess whether a significant financing component exists and thus does not adjust the transaction price for the time value of money.

Variable Consideration

Product sales revenues are recognized at the net sales price (“transaction price”) which includes estimated reserves for variable consideration, upon the transfer of control of the Company's products. Variable consideration primarily includes government rebates, prompt payment discounts and distribution service fees. Estimates of variable consideration are made at contract inception and historical experience, market trends, industry data, and statutory requirements are considered when determining such estimates. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of revenue will not occur. The Company reassesses variable consideration at the end of each reporting period as additional information becomes available with the variance recorded to product sales revenue.

Government Rebates: The Company is subject to government mandated rebates for Medicare, Medicaid, Tricare and other government programs in the U.S. and other countries. These rebates are estimated based on actual payer information. The Company records an accrued liability for unpaid rebates related to products for which control has been transferred to distributors.

The following table summarizes an analysis of the change in the government rebates for lomitapide and metreleptin for the period indicated:

Amount
(in thousands)
Balance as of December 31, 2017	$13,471
Provision	12,625
Payments	(13,184)
Balance as of June 30, 2018	$12,912

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

Other Incentives: The Company offers other incentives that vary by contract; these incentives take into account specific relevant factors and are analyzed for revenue recognition purposes on a case by case basis.

Other Revenues

The Company has entered into agreements where it licenses certain rights to its products to sublicensees and earns royalties from product sales made by the sublicensees and milestone payments upon the achievement of certain levels of sales. Under ASC Topic 606, the Company recognizes royalty revenue and sales-related milestone payments, when applicable, at the later of (1) the time that the subsequent sale or usage occurs, or (2) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).
3. Inventories
The components of inventories are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Work-in-process	$25,565	$22,579
Finished goods	25,184	27,247
Total	50,749	49,826
Less: Inventories - current	(13,245)	(15,886)
Inventories - non-current	$37,504	$33,940
A portion of inventory is classified as non-current as of June 30, 2018 and December 31, 2017 based on forecasted consumption exceeding one year. During the three and six months ended June 30, 2018, there were immaterial charges for excess or obsolete inventory in the Unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2017, the Company recorded $1.5 million for charges for excess or obsolete inventory in the Unaudited Condensed Consolidated Statements of Operations.

4. Intangible Assets

Intangible assets are amortized over their estimated useful lives and reviewed for impairment when events and changes in circumstances indicate that the carrying amount may not be recoverable. During the three and six months ended June 30, 2018 and 2017, there were no impairment charges recorded. Additionally, the Company reviewed the useful lives of the intangibles as of June 30, 2018 and believes the useful lives are still reasonable.

Intangible asset balances as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology - lomitapide	$42,300	$(6,230)	$36,070
Developed technology - metreleptin	210,158	(33,504)	176,654
Total intangible assets	$252,458	$(39,734)	$212,724

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology - lomitapide	$42,300	$(4,262)	$38,038
Developed technology - metreleptin	210,158	(22,924)	187,234
Total intangible assets	$252,458	$(27,186)	$225,272

Amortization expense was $6.3 million for both three-month periods ended June 30, 2018 and 2017 and $12.5 million for both six-month periods ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the estimated amortization expense related to intangibles for future periods is as follows:

Amount
Years Ending December 31,	(in thousands)
2018 (remaining 6 months)	$12,547
2019	25,095
2020	25,095
2021	25,095
2022	25,095
Thereafter	99,797
Total intangible assets subject to amortization	$212,724

5. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued clinical costs	$3,565	$2,495
Accrued employee compensation and related costs	5,898	7,755
Accrued professional fees	4,735	4,118
Accrued sales allowances	12,912	13,471
Accrued royalties	4,281	3,588
Other accrued liabilities	14,227	10,411
Total	$45,618	$41,838

There were no restructuring charges incurred during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company incurred $1.0 million and $2.5 million, respectively, in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the acquisition of Aegerion. The restructuring charges consisted primarily of severance and benefits costs.

6. Loan and Security Agreement

Long-term debt consists of the following:

June 30, 2018
(in thousands)
Note payable under term loan	$20,000
Accrued unpaid interest	540
Unamortized debt issuance costs	(453)
Unamortized related debt discount	(23)
Relative fair value attributable to warrants	(3,396)
Fair value attributable to embedded derivative	(881)
Long-term debt	$15,787

On March 15, 2018, Aegerion entered into a loan and security agreement (the “Term Loan Agreement”), pursuant to which the lenders made a single-draw term loan to Aegerion in an aggregate amount of $20.0 million (the “Term Loan”), secured by substantially all of Aegerion’s assets, including a pledge of 66% of its first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain exceptions.

Interest on the Term Loan accrues at 9.00% per annum. The Term Loan matures on the earliest of (i) August 1, 2019, (ii) 30 days prior to the maturity date of the Convertible Notes, (iii) the date that any restructuring or recapitalization of all or substantially all of the Convertible Notes, including any exchange offer or similar transaction, is substantially consummated, and (iv) upon acceleration of the obligations under the Term Loan Agreement (the earliest of such date being referred to as the “Loan Maturity Date”). Concurrently with the execution of the Term Loan Agreement, the Company, Aegerion, and the lenders entered into a subordination agreement to subordinate the Term Loan to the obligations of Aegerion to Novelion under the amended and restated senior secured term loan agreement, which is secured by the same collateral as the Term Loan.

Following an event of default and so long as an event of default is continuing, the interest rate would increase by 3.00% per annum. These events of default include, among other things and subject to certain cure periods: failure to timely pay the principal or interest; breaches of its covenants; an occurrence of material adverse change, which includes a material impairment in the lenders' lien or collateral, or a material, adverse change in the business operations, or a material impairment of repayment of any portion of the outstanding obligations; a notice of lien or levy filed against Aegerion's assets; the insolvency of Aegerion; the occurrence of any default under other agreements, which results in an acceleration of the maturity of any indebtedness in an amount of greater than $300,000; any additional final judgments, orders or decrees against Aegerion in an amount of greater than $300,000; and any material misrepresentations included in the Term Loan Agreement.

Interest will accrue and compound quarterly in arrears and is not payable in cash until the Loan Maturity Date or any earlier time that interest and principal become due and payable under the Term Loan. The Term Loan may be prepaid, in whole or in part, by Aegerion at any time without premium or penalty. The lenders or their affiliates are also investors in the Company’s common shares, and two members of the Company's Board of Directors are affiliates of the lenders.

In connection with the Term Loan Agreement, the lenders were issued warrants (“Warrants”) to purchase approximately 1.8 million Novelion common shares. The Warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018, and have a term of four years. The Company applied the Black-Scholes option pricing model to estimate the fair value of the Warrants, with the following assumptions: a) the risk-free rates based on the U.S. Treasury yield curve, for a term of four years; b) the volatility based on the historical and implied volatility of the Company's publicly traded common shares as of March 15, 2018; and c) no dividend would be payable. Based on this model, the aggregate relative fair value of the Warrants was determined to be $3.4 million.

The Company allocated the proceeds received from the Term Loan between the Term Loan and the Warrants on a relative fair value basis at the time of the Term Loan issuance. See the relative fair value of the Warrants determined as set forth above and Note 8, Fair Value of Financial Instruments, for further discussion on the relative fair value of the Term Loan. The relative fair value of the Term Loan was determined to be $16.6 million, and the Company accrued unpaid interest and recorded amortization of debt issuance costs, which was recognized as interest expense, in the Unaudited Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2018. The remainder of the proceeds, or $3.4 million, was allocated to the Warrants, which was accounted for as additional paid-in-capital.

As of June 30, 2018, the principal amount of the Term Loan outstanding was $20.0 million, in addition to $0.5 million of unpaid interest accrued.

The Company determined the acceleration of the Loan Maturity Date upon the occurrence of a Convertible Notes restructuring to be an embedded derivative, which requires bifurcation and is separately ascribed with a fair value. See Note 8, Fair Value of Financial Instruments, for further discussion on the fair value of the embedded derivative liability. As a result, the Company initially recorded a derivative liability of $0.9 million as a reduction to long-term debt in its Unaudited Condensed Consolidated Balance Sheet. The derivative liability is revalued on each reporting date and is valued at $0.9 million at June 30, 2018.

7. Convertible Notes, net

The Convertible Notes are senior unsecured obligations of Aegerion. The Convertible Notes bear interest at a rate of 2.0% per year, payable semi-annually in arrears on February 15 and August 15, and have an effective interest rate of 16.42%, established as of the consummation of the Company's acquisition of Aegerion. The Convertible Notes will mature on August 15, 2019, unless earlier repurchased, converted or renegotiated.

The outstanding Convertible Notes balances as of June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Principal	$324,998	$324,998
Less: debt discount	(47,855)	(66,460)
Net carrying amount	$277,143	$258,538

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$1,625	$1,625	$3,250	$3,250
Amortization of debt discount	9,492	8,063	18,605	15,805
Total	$11,117	$9,688	$21,855	$19,055

Future minimum payments under the Convertible Notes are as follows:

Years Ending December 31,	Amount
(in thousands)
2018	$3,250
2019	331,498
334,748
Less amounts representing interest	(9,750)
Less debt discount, net	(47,855)
Net carrying amount of Convertible Notes as of June 30, 2018	$277,143

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

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3 — Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments as of June 30, 2018 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2018
	(in thousands)
Assets:
Money market funds	$15,050	$—	$—	$15,050

Liabilities:
Embedded derivative liability	$—	$—	$902	$902

The fair value measurements of the Company’s financial instruments as of December 31, 2017 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
	(in thousands)
Assets:
Money market funds	$20,046	$—	$—	$20,046

The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s share price and share price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at June 30, 2018 and December 31, 2017 was $209.6 million and $258.3 million, respectively. See Note 7, Convertible Notes, net, for further information.

The fair value of the Term Loan was determined using the Black-Derman-Toy interest rate lattice model. This model generates two probable outcomes of interest rates - one up and one down - emanating at each point in time starting from March 15, 2018 ("Term Loan issuance date") to the Loan Maturity Date. The key inputs utilized in the valuation model, which include certain Level 3 inputs, consist of: (1) the volatility of interest rates based on historical volatility of interest rates observed and implied interest rates based on swaption trades; (2) credit spread applicable for the Term Loan; and (3) interest rate on the Term Loan. Under this model, the relative fair value of the Term Loan on the Term Loan issuance date was determined to be $16.6 million.

The fair value of the embedded derivative liability on the Term Loan issuance date was calculated by determining the fair value of the Term Loan with and without the acceleration of the Loan Maturity Date upon an occurrence of a Convertible Notes restructuring, using the same methodology and inputs in determining the fair value of the Term Loan as discussed above. The difference between the two fair values was determined to be the fair value of the embedded derivative liability. The fair value of the embedded derivative liability will be remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. The change in the fair value of the embedded derivative liability during the three months ended June 30, 2018 was immaterial.

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

The following table sets forth potential common shares issuable upon the exercise of outstanding options, warrants, the vesting of restricted stock units, the purchasable employee stock purchase plan shares, and the conversion of the Convertible Notes (prior to consideration of the treasury stock and if-converted methods), which were excluded from the computation of diluted net loss per common share because such instruments were anti-dilutive:

	As of June 30,
	2018	2017
	(in thousands)
Stock options	2,029	1,922
Unvested restricted stock units	553	759
Potentially issuable employee stock purchase plan shares	61	—
Warrants	1,819	14,515
Convertible notes	1,619	1,619
Total	6,081	18,815

The outstanding warrants as of June 30, 2018 were issued in connection with the Term Loan Agreement entered on March 15, 2018, as described in Note 6, Loan and Security Agreement. The outstanding warrants as of June 30, 2017 were issued in connection with the Company's acquisition of Aegerion in fiscal year 2016, which warrants were cancelled unexercised during the three months ended March 31, 2018. Refer to Note 13, Share Capital, in the Notes to the Consolidated Financial Statements included in the 2017 Form 10-K for further details.

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

The Company recorded a provision for income taxes of $1.0 million and $0.1 million for the three months ended June 30, 2018 and 2017, and $1.2 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. The provisions for income taxes for the three and six months ended June 30, 2018 consist of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and deferred tax expense, which relates to the establishment of a valuation on the Company’s foreign deferred tax assets. The provisions for income taxes for the three and six months ended June 30, 2017 consist of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more likely than not criterion changes, the valuation allowance is adjusted accordingly. As of June 30, 2018, the Company has a full valuation allowance applied against its Canadian, U.S., and foreign deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Company's U.S. valuation allowance on its U.S. deferred tax assets, the Act did not have an impact on the provision for income taxes for the three and six months ended June 30, 2018.

In conjunction with the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company recognized the provisional impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its audited consolidated financial statements for the year ended December 31, 2017. During the three and six months ended June 30, 2018, the Company did not record any adjustments to its provisional amounts. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. The Company’s accounting treatment is expected to be completed when the U.S. tax return is filed in the fourth quarter of 2018.

11. Segment information

The Company currently operates in one business segment, pharmaceuticals, and is focused on the development and commercialization of two commercial products. The Company's Executive Vice President, Acting Chief Executive Officer and Chief Operating Officer is the Company's chief operating decision maker (“CODM”). The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments. Enterprise-wide disclosures about net revenues and long-lived assets by geographic area and information relating to major customers are presented below.

Net Revenues

The following table summarizes total net revenues from external customers by product and by geographic region, based on the location of the customer, for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018				2017
	U.S.	Brazil	Other Foreign Countries	Total	U.S.	Brazil	Other Foreign Countries	Total
	(in thousands)				(in thousands)
Lomitapide	$10,477	$—	$5,795	$16,272	$11,056	$4,299	$5,358	$20,713
Metreleptin	12,481	—	3,151	15,632	14,867	3,759	1,538	20,164
Total	$22,958	$—	$8,946	$31,904	$25,923	$8,058	$6,896	$40,877

The following table summarizes total net revenues from external customers by product and by geographic region, based on the location of the customer, for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018				2017
	U.S.	Brazil	Other Foreign Countries	Total	U.S.	Brazil	Other Foreign Countries	Total
	(in thousands)				(in thousands)
Lomitapide	$19,100	$—	$10,537	$29,637	$21,932	$5,939	$8,866	$36,737
Metreleptin	22,248	1,170	6,333	29,751	26,341	4,986	2,797	34,124
Total	$41,348	$1,170	$16,870	$59,388	$48,273	$10,925	$11,663	$70,861

During the three months ended June 30, 2018 and 2017, net revenues generated from customers outside of the U.S. and Brazil, as listed in the column “Other Foreign Countries,” were primarily derived from Colombia and Japan. Net revenues generated from customers located in other foreign countries were primarily derived from Colombia, France, Japan, and Turkey during the six months ended June 30, 2018 and from Argentina, Colombia, and Japan during the six months ended June 30, 2017.

Significant Customers

For the three months ended June 30, 2018, one customer accounted for 72% of the Company’s net revenues and accounted for 51% of the Company's June 30, 2018 accounts receivable balance. For the three months ended June 30, 2017, three customers accounted for 83% of the Company's net revenues, of which, two of them accounted for 71% of the Company's June 30, 2017 accounts receivable balance.

For the six months ended June 30, 2018, one customer accounted for 70% of the Company's net revenues, and for the six months ended June 30, 2017, three customers accounted for 84% of the Company's net revenues.

Long-lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets and property and equipment. As of June 30, 2018 and December 31, 2017, 100% of the Company's intangible assets were held by the Company's indirect wholly owned subsidiary, Aegerion. Of that, 65% of the intangible assets were attributable to Aegerion's U.S. business, with the remaining 35% attributable to Aegerion's European holding company, as of both June 30, 2018 and December 31, 2017.

As of both June 30, 2018 and December 31, 2017, 75% of the Company's property and equipment resided in the Company's U.S. subsidiaries, with the remaining assets residing in the Company's Canadian and other foreign subsidiaries.

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

DOJ/SEC Investigations

In late 2013, Aegerion received a subpoena from the Department of Justice (the “DOJ”), represented by the U.S. Attorney’s Office in Boston, requesting documents regarding its marketing and sale of JUXTAPID in the U.S., as well as related public disclosures (the “DOJ investigation”). In late 2014, Aegerion received a subpoena from the Securities and Exchange Commission (“SEC”) requesting certain information related to Aegerion’s sales activities and disclosures related to JUXTAPID. The SEC also requested documents and information on a number of other topics, including documents related to the investigations by government authorities in Brazil into whether Aegerion’s activities in Brazil violated Brazilian anti-corruption laws, and whether Aegerion’s activities in Brazil violated the Foreign Corrupt Practices Act (“FCPA”). As a result of the SEC's investigation, Aegerion consented to the entry of a final judgment, on September 25, 2017, in connection with a complaint filed by the SEC without admitting or denying the allegations set forth in the complaint (“the SEC Judgment”). The complaint alleged negligent violations of Sections 17(a)(2) and (3) of the Securities Act of 1933, as amended, related to certain statements made by Aegerion in 2013 regarding the conversion rate for JUXTAPID prescriptions.

The SEC Judgment, which was approved by a U.S. District Court judge on September 25, 2017, provides that Aegerion must pay a civil penalty in the amount of $4.1 million, to be paid in installments over three years, plus interest on any unpaid balance at a rate of 1.75% per annum. As of June 30, 2018, $1.0 million remains due as a current liability, and $1.2 million remains due as a non-current liability. Aegerion’s payment of this civil penalty is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. Aegerion’s payment schedule is also subject to acceleration in the event that Aegerion fails to satisfy its payment obligations under the SEC Judgment.

In connection with the DOJ investigation, Aegerion entered into a Plea Agreement, a Deferred Prosecution Agreement (“DPA”), a Civil Settlement, certain State Settlement Agreements, and a Consent Decree of Permanent Injunction (“FDA Consent Decree”). Under the Court-approved DOJ Plea Agreement, Aegerion pled guilty to two misdemeanor misbranding violations of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and on January 30, 2018, a U.S. District Court Judge sentenced Aegerion. The Court did not impose a criminal fine and instead ordered Aegerion to pay restitution, in the amount of $7.2 million payable over three years, plus interest on any unpaid balance at a rate of 1.75% per annum, into a fund managed by an independent claims administrator. As of June 30, 2018, $2.3 million remains due as a current liability, and $3.2 million remains due as a non-current liability. As contemplated by the Plea Agreement, Aegerion was further sentenced to a three-year term of probation. Among the terms of probation, Aegerion must (i) comply with federal, state and local laws, (ii) notify its probation officer of any prosecution, major civil litigation or administrative proceeding, (iii) seek permission of its probation officer prior to selling, assigning or transferring assets, (iv) notify its probation officer of any material change in its economic circumstances, (v) forbear from disparaging the factual basis of Aegerion’s plea or denying that Aegerion itself is guilty, and (vi) comply with the DPA and Corporate Integrity Agreement (“CIA”) (and submit certain reports prepared thereunder to its probation officer). Under the terms of the DPA, Aegerion admitted it engaged in conduct that constituted a conspiracy to violate the Health Insurance Portability and Accountability Act (“HIPAA”). The DPA provides that Aegerion must continue to cooperate fully with the DOJ concerning its investigation into other individuals or entities. The DPA provides that Aegerion must maintain a robust compliance and ethics program that includes various complex and burdensome certification, training, monitoring, and other requirements. Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of its compliance and ethics program, provide certifications to the DOJ that the program is believed to be effective and notify the DOJ of any probable violations of HIPAA. In the event Aegerion breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against Aegerion and/or seeking to impose stipulated penalties against Aegerion. The DPA is subject to supervision by a U.S. District Court judge.

Aegerion also entered into the DOJ Civil Settlement Agreement to resolve allegations by the DOJ that false claims for JUXTAPID were submitted to governmental healthcare programs. The DOJ Civil Settlement Agreement requires Aegerion to pay a civil settlement in the amount of $28.8 million, which includes up to $2.7 million designated for certain U.S. states relating to Medicaid expenditures for JUXTAPID, to be paid in installments over three years. As of June 30, 2018, $5.4 million remains due as a current liability, and $21.6 million remains due as a non-current liability. Aegerion’s payment of this civil settlement amount is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. In the event that Aegerion fails to satisfy its obligations under the DOJ Civil Settlement Agreement, Aegerion could be subject to additional penalties or litigation.

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

Aegerion also agreed to the FDA Consent Decree with the DOJ and the FDA to resolve a separate civil complaint alleging that Aegerion violated the FDCA by failing to comply with the JUXTAPID REMS program and the requirement to provide adequate directions for all of the uses for which it distributed JUXTAPID. The FDA Consent Decree requires Aegerion, among other things, to comply with the JUXTAPID REMS program; retain a qualified independent auditor to conduct annual audits of its compliance with the JUXTAPID REMS program; and remediate any noncompliance identified by the auditor within specified timeframes. In the event Aegerion fails to comply with the JUXTAPID REMS program or any other provisions of the FDA Consent Decree, Aegerion could be subject to additional administrative remedies, civil or criminal penalties and/or stipulated damages. Aegerion is required to notify the FDA in advance of certain changes in control, or changes in its business that may affect its operations, assets, rights or liabilities in the United States. On May 18, 2018, the DOJ and Aegerion filed a joint motion seeking a hearing concerning the status of the FDA Consent Decree, which does not take effect until it is approved by the Court and the injunction order is issued.

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

Investigations in Brazil

Federal and state authorities in Brazil are conducting an investigation to determine whether there have been violations of Brazilian laws related to the sales of JUXTAPID in Brazil. In July 2016, the Ethics Council of Interfarma fined Aegerion's subsidiary in Brazil (“Aegerion Brazil”) approximately $0.5 million for violations of the industry association’s Code of Conduct, to which Aegerion Brazil is bound due to its affiliation with Interfarma. Also, the Board of Directors of Interfarma imposed an additional penalty of suspension of Aegerion Brazil’s membership, without suspension of Aegerion Brazil’s membership contribution, for a period of 180 days for Aegerion Brazil to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of the Company's membership in Interfarma if such measures are not implemented. Aegerion Brazil paid the fine of approximately $0.5 million during the third quarter of 2016. In March 2017, after the suspension period ended, Interfarma’s Board of Directors decided to reintegrate Aegerion Brazil, enabling it to participate regularly in Interfarma activities, subject to meeting certain obligations. Also, in July 2016, Aegerion Brazil received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking it to respond to questions related to media coverage regarding JUXTAPID and its relationship with a patient association to which Aegerion made donations for patient support. This preliminary inquiry was later reclassified as a civil inquiry, which is a preliminary procedure by the Public Prosecutor's Office that aims to verify if there are enough elements for it to file a formal lawsuit or to dismiss the inquiry. In March 2018, the Paraná State Public Prosecutor’s Office sent the civil inquiry to the Federal Public Prosecutor’s Office, after deciding that the potential case should be subject to federal jurisdiction. In June 2017, the Federal Public Prosecutor of the City of São José dos Campos, State of São Paulo, in connection with its criminal investigation into former employees of Aegerion Brazil, requested that a Brazilian federal court provide federal investigators with access to the bank records of certain individuals and entities, including Aegerion Brazil, certain former Aegerion Brazil employees, a Brazilian patient association, and certain Brazilian physicians. The Federal Trial Court Judge issued a decision on July 12, 2018 authorizing the access to the banking records on the terms that the Federal Public Prosecutor of the City of São José dos Campos had requested. On July 16, 2018, Aegerion Brazil filed an appeal of the decision that authorized the breach of the banking secrecy, which was denied by the Federal Court Judge. The Public Prosecutors in Paraná and São José dos Campos continue to gather information in connection with their respective investigations. At this time, the Company does not know whether the inquiries of the Public Prosecutors in Paraná or São José dos Campos will result in the commencement of any formal proceeding against Aegerion, but if Aegerion’s activities in Brazil are found to violate any laws or governmental regulations, Aegerion may be subject to significant civil lawsuits to be filed by the Public Prosecution office, and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, Aegerion could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on the Company's business and, as a result, no amounts have been recorded for a loss contingency.

Qui Tam Litigation

In March 2014, an amended qui tam complaint was filed under seal in the District of Massachusetts against Aegerion, two former executive officers and a former employee. United States ex rel Clarke v. Aegerion Pharm. Inc., No. 13-cv-11785-IT. On September 22, 2017, the U.S. filed a notice of intervention as to Aegerion. On September 27, 2017, the qui tam relators filed a second amended complaint naming additional parties, including a former board member, former executives, and former employees of Aegerion, as well as other third parties. The second amended complaint noted that the relators would file a joint stipulation of dismissal with respect to Aegerion upon the completion of certain conditions set forth in the Civil Settlement Agreement. On October 27, 2017, the court granted Aegerion and relators’ joint motion to stay proceedings until sentencing in the criminal matter is complete. On February 20, 2018, Aegerion was dismissed from the qui tam lawsuit. On June 5, 2018, two of the remaining defendants were dismissed from the lawsuit and on June 19, 2018, the remaining individual defendants filed a motion to dismiss the qui tam lawsuit. Although Aegerion is not a party to the lawsuit, it could be liable for certain defense costs and damages for defendants remaining in the lawsuit. As of the filing date of this Form 10-Q, although the Company does not believe the outcome of the lawsuit will have a material adverse effect on the Company, the Company cannot determine if a loss is probable as a result of the this lawsuit and, as a result, no amounts have been recorded for a loss contingency.

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

Examples of forward-looking statements and information include our statements regarding: the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved or for which our product candidates are being developed; our expectations with respect to reimbursement of our products in the U.S. and elsewhere; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries or regions where we have not yet obtained approval; our plans for further clinical development of our products; our efforts to out-license or otherwise transfer zuretinol to a third party; our expectations regarding clinical trials and future regulatory filings and interactions with regulatory agencies for our products, including potential marketing approval applications with respect to metreleptin to expand the indication for metreleptin in the U.S. and with respect to filing for approval of our products in additional jurisdictions; our expectations with respect to pricing and reimbursement approvals for metreleptin in the key European Union (“EU”) markets; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it allows us to exclusively develop and commercialize our products and product candidates; our expectations regarding the availability of data and marketing exclusivity for our products in the U.S., the EU, Japan and other countries; our expectations regarding our ability to comply with Aegerion’s settlement of the Department of Justice (the “DOJ”) and SEC investigations, including the payment of the penalties, restitution, and settlement amounts and the obligations contained in the settlement agreements and resulting from criminal probation; our beliefs that the DOJ and SEC investigations and the settlement could give rise to additional third party demands, claims or litigation, further investigations, or could impact Aegerion’s commercial operations, research and development activities, contracts and business; the possible outcomes of investigations in Brazil, and the possible impact and additional consequences of them on our business and the other factors that are significantly impacting named patient sales in Brazil; the anticipated results of our January 2018 workforce reduction and other cost control measures; our future expectation of cash use and ability and plans to restructure Aegerion’s convertible debt or access the debt or equity markets; our expectations regarding taxes, tax positions and other related matters; our forecasts and expectations regarding sales of our products, our future expenses, our cash position and the timing of any future need for additional capital to fund operations and product development opportunities; our ability to manufacture and supply sufficient amounts of lomitapide and metreleptin, and diluent for use reconstituting metreleptin, to meet demand for commercial and clinical supplies; and our plans to address the substantial doubt about our ability to continue as a going concern.

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

Business Overview

We are a biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. We, through Aegerion, have two commercial products:

•
Lomitapide is marketed in the United States (“U.S.”) under the brand name JUXTAPID (lomitapide) capsules (“JUXTAPID”). JUXTAPID is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is approved in the EU, under the brand name LOJUXTA (lomitapide) hard capsules (“LOJUXTA”) for the treatment of adult patients with HoFH, as well as in Japan, Canada, and a limited number of other countries. In December 2016, Aegerion launched JUXTAPID as a treatment for HoFH in Japan. Aegerion receives sales milestones and royalties on net sales of LOJUXTA in the EU and certain other jurisdictions from Amryt Pharma plc (“Amryt”), to whom Aegerion out-licensed the rights to commercialize LOJUXTA in those jurisdictions in December 2016. Lomitapide is also sold, on a named patient sales basis, in Brazil and in a limited number of other countries outside the U.S. where such sales are permitted before regulatory approval in such country as a result of the approval of lomitapide in the U.S. or the EU. We filed for regulatory approval for lomitapide for the treatment of HoFH in Brazil in August 2018.

•
Metreleptin, a recombinant analog of human leptin, is marketed in the U.S. under the brand name MYALEPT (metreleptin) for injection (“MYALEPT”). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired Generalized Lipodystrophy (“GL”). In July 2018, metreleptin, under the brand name MYALEPTA, was approved in the EU as a treatment for complications of leptin deficiency in patients with GL and Partial Lipodystrophy (“PL”). We plan to file for regulatory approvals for metreleptin in GL and PL in other key markets. We offer metreleptin through expanded access programs in countries where permitted by applicable regulatory authorities and under applicable laws, and generate revenues in certain markets where named patient sales are permitted based on the approval of metreleptin in the U.S. or the EU. We plan to initiate, by the end of 2018, a phase 2 trial assessing metreleptin in hypoleptinemic metabolic disorder (“HMD”), a low leptin mediated metabolic disease, subject to approval of our protocol and statistical plan by applicable regulatory authorities. We also plan to continue to explore new opportunities for metreleptin to treat certain other low-leptin mediated metabolic diseases, and are reviewing options for funding such opportunities, along with later-stage studies in HMD, upon which such opportunities are largely dependent.

We also have one product candidate, zuretinol acetate (“zuretinol”), an oral synthetic retinoid in development for the treatment of inherited retinal disease (“IRD”) caused by underlying mutations in retinal pigment epithelium protein 65 (“RPE65”) and lecithin: retinol acyltransferase (“LRAT”) genes, comprising Leber Congenital Amaurosis (“LCA”) and Retinitis Pigmentosa (“RP”). Following a comprehensive pipeline review, we are evaluating options for out-licensing or otherwise transferring zuretinol to a third party.

During the three months ended June 30, 2018, net revenues from sales of lomitapide and metreleptin totaled $31.9 million, of which $23.0 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $8.9 million was derived from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S. During the six months ended June 30, 2018, net revenues from sales of lomitapide and metreleptin totaled $59.4 million, of which $41.3 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $18.0 million was derived from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S.

As of June 30, 2018, we had approximately $40.0 million in cash and cash equivalents. We have a significant amount of debt outstanding, consisting of approximately $325.0 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”) and $20.0 million principal amount of a term loan with an interest rate at 9.0% per annum, which is described in the “Recent Corporate and Securities Transactions” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, to resolve certain DOJ and SEC investigations regarding Aegerion’s U.S.

commercial activities and disclosures related to JUXTAPID, Aegerion is, among other obligations, required to pay an aggregate of approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years (which obligations Aegerion has been timely paying). See Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our legal proceedings.

In the near-term, we expect that the majority of revenues will continue to be derived from sales of JUXTAPID and MYALEPT in the U.S. We also expect to generate revenues from (i) sales in those countries outside the U.S. in which we have or expect to receive marketing approval, are able to obtain pricing and reimbursement approval at acceptable levels, and elect to commercialize the products, and (ii) sales of both products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of approvals in the U.S. or EU. We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be sales of JUXTAPID in Japan. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, Turkey, France and a select number of other markets. Named patient sales for metreleptin in France and other EU countries where they currently take place are expected to convert to commercial sales upon, and subject to, pricing and reimbursement approval in such countries. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers and, particularly in Brazil, are subject to increasingly stringent requirements and scrutiny, as noted further below. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to further fluctuation in sales depending on the ordering pattern.

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

•
continuing to support patient access to and reimbursement for our products in the U.S. without significant restrictions, particularly given the availability of PCSK9 inhibitor products in the U.S., which has adversely impacted reimbursement of JUXTAPID, and given the potential number of eligible JUXTAPID patients in the U.S. who are on Medicare Part D and the significant percentage of such patients who may not be able to afford their out-of-pocket co-payments for our products because prior sources of financial support through patient assistance programs operated by independent charitable 501(c)(3) organizations may no longer be available to some patients;

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

•
building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients and for MYALEPTA for GL and PL patients in the EU, and supporting named patient sales of metreleptin in GL in Brazil, particularly in light of the risks applicable to named patient sales in Brazil, as described above, and supporting such sales in other key countries, including Turkey and France, where such sales are permitted;

•
gaining regulatory, pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed or for new indications, including obtaining pricing and reimbursement approvals for MYALEPTA in the key markets of the EU, and seeking regulatory approval of metreleptin in Brazil and other key markets as a treatment for complications of leptin deficiency in GL and PL patients;

•
preparing for the launch of MYALEPTA in the EU as a treatment for complications of leptin deficiency in patients with GL and PL, including undertaking commercialization and supply chain efforts, such as negotiating and entering into contracts with third parties on a timely basis, and maintaining relationship with third parties we rely on, to supply, among other things, labeled drug product, water for injection and administration kits containing ancillary items to reduce medication errors, such as appropriately sized reconstitution administration syringes, needles, and vials, and detailed instructions for use to pharmacies so that they can be dispensed to patients who are prescribed MYALEPTA;

•
focusing on and further developing patient support programs and similar initiatives to encourage eligible patients to commence and/or maintain with our products, to the extent permitted in a particular country;

•
Aegerion’s complying with the various agreements and judgments entered into with the DOJ and SEC described in Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements, including: paying approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years; and satisfying various complex and burdensome certification, disclosure, training, monitoring, and other requirements, as described in the “Legal Proceedings” section of our 2017 Form 10-K, filed with the SEC on March 16, 2018;

•
manufacturing-related activities to support uninterrupted supply of our products, particularly in light of the reduced capacity for, and resulting delay in, the manufacture of metreleptin at the facility of one of our contract manufacturers for metreleptin drug product, due to a warning letter it received from the FDA in 2017 and, more recently, supply interruptions at the facility, which has impacted recent batches of metreleptin drug product and caused uncertainties regarding when metreleptin drug product can once again be manufactured at the facility, which we have plans in place to address, but, which if not addressed, could result in metreleptin drug product shortages starting in the fourth quarter of 2018;

•	obtaining adequate supplies of diluent for use with metreleptin in light of the global shortage of one of such diluents;

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

Investigations and Legal Proceedings

As noted above, Aegerion has been the subject of certain investigations and other legal proceedings (some of which remain ongoing), including investigations of Aegerion’s marketing and sales activities of JUXTAPID by the DOJ and the SEC, and an investigation by federal and state authorities in Brazil to determine whether there have been violations of Brazilian laws related to sales of JUXTAPID. Aegerion entered into agreements (the “Settlement”) with the DOJ and the SEC in September 2017 that required Aegerion, in addition to paying certain penalties and Settlement amounts, to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetic Act, to enter into a three-year DPA with regard to a charge that it engaged in a conspiracy to violate the Health Insurance Portability and Accountability Act (“HIPAA”), and to enter into a Consent Decree with the FDA regarding the JUXTAPID REMS Program. Aegerion was sentenced by the U.S. District Court on January 30, 2018 after the judge accepted Aegerion’s guilty criminal plea. Under the terms of the Settlement, including the sentence, Aegerion is required to pay approximately $40.1 million in aggregate penalties, plus interest, over three years, including $7.2 million of restitution, a civil penalty of $4.1 million to be paid to the SEC pursuant to an SEC Judgment, and $28.8 million (including $2.7 million designated for certain states), to be paid pursuant to the Civil Settlement Agreement, which is a significant financial burden given Aegerion’s financial condition, and also is required to comply with a series of ongoing compliance obligations. Aegerion has made the required Settlement payments on the respective payment due dates. As of June 30, 2018, the total outstanding Settlement payment was $34.7 million. The FDA Consent Decree remains subject to approval by a U.S. District Court Judge. See Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements and the “Legal Proceedings” section of our 2017 Form 10-K for further information on the Settlement and other matters.

Recent Corporate and Securities Transactions

Term Loan Agreement. On March 15, 2018, Aegerion entered into a loan and security agreement (the “Term Loan Agreement”) with affiliates of Broadfin Capital, LLC (“Broadfin Capital”) and Sarissa Capital Management LP (“Sarissa Capital” and, together with Broadfin Capital, the “Lenders”), pursuant to which the Lenders made a single-draw term loan to Aegerion in an aggregate amount of $20.0 million, secured by substantially all of Aegerion’s assets (the “Term Loan”), including a pledge of 66% of its first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain exceptions. The Lenders or their affiliates are also investors in Novelion’s common shares, and two members of Novelion's Board of Directors are affiliates of the Lenders. Interest on the Term Loan accrues at 9.0% per annum. The term loan made pursuant to the Term Loan Agreement matures on the earliest of (i) August 1, 2019, (ii) 30 days prior to the maturity date of the Convertible Notes, (iii) the date that any restructuring or recapitalization of all or substantially all of the Convertible Notes, including any exchange offer or similar transaction, is substantially consummated, and (iv) upon acceleration of the obligations under the Term Loan Agreement. Concurrently with the execution of the Term Loan Agreement, Novelion, Aegerion and the Lenders entered into a subordination agreement to subordinate the Term Loan to the obligations of Aegerion to Novelion under the Amended and Restated Senior Loan Agreement (defined below), which is secured by the same collateral as the Term Loan.

In connection with the Term Loan Agreement, the Lenders were issued warrants to purchase 1,818,592 Novelion common shares. The warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018, and have a term of four years.

In connection with Novelion’s business combination with Aegerion in 2016, Novelion entered into a secured loan facility with Aegerion (the “Senior Loan Agreement”). Since the consummation of the business combination, Aegerion has continued to borrow pursuant to the terms of the Senior Loan Agreement. In connection with the entry into the Term Loan Agreement, on March 15, 2018, Aegerion and Novelion entered into an amended and restated senior secured term loan agreement (the “Amended and Restated Senior Loan Agreement”), which amends and restates the Senior Loan Agreement. The aggregate outstanding principal amount of the loans and interest paid in kind under the Amended and Restated Senior Loan Agreement (collectively, the “Senior Loan”) was approximately $38.1 million at closing of the Term Loan on March 15, 2018, and it will continue to accrue interest at the rate of 8.0% per annum (which increases by 3.0% in connection with an event of default), which accrues and compounds quarterly in arrears until July 1, 2019, the maturity date of the Senior Loan. Given that the Senior Loan is an intercompany loan, it has been eliminated in the consolidated financial statements.

Financial Overview

•
Net revenues totaled $31.9 million and $59.4 million for the three and six months ended June 30, 2018, primarily generated from sales of lomitapide and metreleptin. Approximately 2% of net revenues were derived from royalties on sales of lomitapide and metreleptin made by our sublicensees in the EU and other territories for the three and six months ended June 30, 2018.

•
Cost of product sales totaled $15.7 million and $29.2 million for the three and six months ended June 30, 2018, representing costs of selling lomitapide and metreleptin, and the intangible amortization recorded for the periods.

•
Selling, general and administrative (“SG&A”) expenses decreased from $26.5 million in the three months ended June 30, 2017 to $23.7 million in the three months ended June 30, 2018, and from $51.0 million in the six months ended June 30, 2017 to $47.4 million in the six months ended June 30, 2018. The decreases during the three and six months ended June 30, 2018 are both primarily driven by lower employee-related expenses and outsourced services spending, resulting from our cost saving efforts in the current year, as well as the lower spending in IT infrastructure.

•
Research and development (“R&D”) expenses decreased modestly from $10.8 million in the three months ended June 30, 2017 to $10.4 million in the three months ended June 30, 2018. R&D expenses increased from $20.1 million in the six months ended June 30, 2017 to $22.1 million in the six months ended June 30, 2018. This increase was primarily driven by our additional spending in clinical activities during the six months ended June 30, 2018.

•
We used $34.2 million of net cash to fund operating activities for the six months ended June 30, 2018, primarily due to our net loss and to a lesser extent, working capital requirements. Cash and cash equivalents totaled approximately $40.0 million as of June 30, 2018, which included the $20.0 million of gross proceeds received from the Term Loan in March 2018.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these Unaudited Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for each of the three-month periods ended June 30, 2018 and 2017, together with the changes in those items in thousands of dollars and as a percentage:

	Three Months Ended June 30,
	2018	2017	$ Increase / (Decrease)	% Change
	(in thousands)
Net revenues	$31,904	$40,877	$(8,973)	(22)%
Cost of product sales	15,703	14,277	1,426	10%
Operating expenses:
Selling, general and administrative	23,735	26,514	(2,779)	(10)%
Research and development	10,360	10,824	(464)	(4)%
Restructuring charges	—	1,034	(1,034)	(100)%
Total operating expenses	34,095	38,372	(4,277)	(11)%
Loss from operations	(17,894)	(11,772)	6,122	52%
Interest expense, net	(11,594)	(9,613)	1,981	21%
Other (expense) income, net	(728)	75	(803)	NM
Loss before provision for income taxes	(30,216)	(21,310)	8,906	42%
Provision for income taxes	(1,046)	(126)	920	730%
Net loss	$(31,262)	$(21,436)	$9,826	46%

NM - Not Meaningful

Net Revenues

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Lomitapide	$16,272	$20,713
Metreleptin	15,632	20,164
Total net revenues	$31,904	$40,877

Net revenues reported for the second quarter of 2018 were primarily generated from net product sales of lomitapide and metreleptin. Approximately 2% of net revenues were derived from royalties on sales of lomitapide and metreleptin made by our sublicensees in the EU and other territories.

We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be from sales of JUXTAPID in Japan. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, and a select number of other key markets, including France and Turkey. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to fluctuation in sales depending on the ordering pattern. In addition, we believe that several factors have led a significant number of patients in Brazil to discontinue therapy with our products, including local economic challenges, ongoing government investigations, an ongoing court proceeding reviewing the regulatory framework for named patient sales in Brazil, and recently implemented medical and regulatory requirements which have added complexity to the process for named patient sales in Brazil, and, for lomitapide, the regulatory approval of Amgen’s PCSK9 inhibitor product in April 2016 and the potential availability of that and other PCSK9 inhibitor products on a named patient sales or commercial basis in Brazil.

Lomitapide

We generated revenues from net sales of lomitapide of approximately $16.3 million for the three months ended June 30, 2018, compared to $20.7 million for the three months ended June 30, 2017. The period-over-period decrease of $4.4 million was primarily attributable to the decrease in revenues in Brazil due to the factors described above. Future net revenues of lomitapide may be negatively affected by the availability of PCSK9 inhibitor products, in addition to the risks set forth above.

Metreleptin

We generated revenues from net sales of metreleptin of approximately $15.6 million for the three months ended June 30, 2018, compared to $20.2 million for the three months ended June 30, 2017. Revenues generated in the second quarter of 2018 were primarily comprised of sales to patients within the U.S., as well as sales made on a named patient basis in France and Turkey. The period-over-period decrease of $4.6 million was primarily attributable to the decrease in revenues Brazil and to a lesser degree, the U.S., offset by an increase in revenues from other markets, primarily in France and Turkey. The decrease in Brazil revenues was attributable to the factors described above, and the decrease in U.S. revenues was primarily due to a one-time increase in net revenues of $2.3 million recognized in the second quarter of 2017, resulting from changing revenue recognition on sales of MYALEPT within the U.S from the sell-through to the sell-in method. See Note 2 - Revenue Recognition, in the Notes to Unaudited Condensed Consolidated Financial Statements for more information. For France, named patient sales commenced in March 2017, but all related revenues earned during the period were deferred, as we did not have sufficient history to estimate the reimbursement price. We began to recognize revenues from sales in France in the third quarter of 2017 upon the completion of the estimated commercial reimbursement price analysis that was prepared by third party specialists engaged by us, which provided sufficient data for us to estimate the commercial reimbursement price. Increased revenues in Turkey during the second quarter of 2018 were primarily due to the higher number of orders compared to the second quarter of 2017.

Future net revenues of metreleptin are highly dependent on our ability to continue to find GL patients, to find PL patients in the EU and other markets where the PL indication may be approved, to continue to build market acceptance for MYALEPT in the U.S. and to build market acceptance in the EU, obtaining pricing and reimbursement approvals in key markets in the EU and successfully launching MYALEPTA in the EU, and developing metreleptin for additional indications, which is dependent on our ability to raise capital to fund the costs of such development. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact on U.S. net revenues in future periods. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient. Additionally, any delay in the manufacture of metreleptin at the facility of one of our contract manufacturers or other supply interruptions for metreleptin drug product could adversely affect our operating results and expectations for financial performance.

Cost of Product Sales

During the three months ended June 30, 2018, cost of product sales increased by $1.4 million to $15.7 million, compared to $14.3 million during the three months ended June 30, 2017. This period-over-period increase was primarily due to higher expenses associated with stability testing and excess unusable material left from the metreleptin production, as well as increased royalty expense related to sales of metreleptin, primarily due to an increasing time-based royalty rate on net sales of metreleptin in the U.S. payable to Bristol-Myers Squibb (“BMS”). The period-over-period increase in cost of product sales was offset by lower charges for excess or obsolete inventory recorded during the three months ended June 30, 2018, as compared to $1.5 million recorded during the second quarter of 2017.

Selling, General and Administrative Expenses

During the three months ended June 30, 2018, SG&A expenses decreased by $2.8 million to $23.7 million, compared to $26.5 million during the three months ended June 30, 2017. The decrease during the second quarter of 2018 was primarily driven by the lower employee-related expenses and outsourced services spending as a result of the cost saving efforts in 2018, as well as the lower spending in IT infrastructure.

Research and Development Expenses

During the three months ended June 30, 2018, R&D expenses totaled $10.4 million, which were modestly lower when compared to $10.8 million during the three months ended June 30, 2017.

Restructuring charges

There were no restructuring charges incurred during the three months ended June 30, 2018. During the three months ended June 30, 2017, we incurred $1.0 million in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the acquisition of Aegerion.

Interest Expense, net

Interest expense, net totaled $11.6 million during the three months ended June 30, 2018, an increase of $2.0 million compared to the second quarter of 2017. The increase in interest expense in the three months ended June 30, 2018 was primarily attributable to the amortization of debt discount on the Convertible Notes and, to a lesser degree, the accrued interest related to the Term Loan Agreement entered on March 15, 2018 and interest due on amounts owed to the DOJ and SEC.

Other (expense) income, net

Other expense, net was $0.7 million during the three months ended June 30, 2018, an increase of $0.8 million compared to the second quarter of 2017. The increase in expense was primarily due to a gain realized in the three months ended June 30, 2017 with the dissolution of our legal entity in Mexico.

Provision for Income Taxes

Our provision for income taxes was $1.0 million for the three months ended June 30, 2018, compared to $0.1 million for the three months ended June 30, 2017. The increase was primarily related to the increase in the deferred tax expense, which relates to the establishment of a valuation on our foreign deferred tax assets during the period.

Comparison of the Six Months Ended June 30, 2018 and 2017

The following table summarizes the results of our operations for each of the six-month periods ended June 30, 2018 and 2017, together with the changes in those items in thousands of dollars and as a percentage:

	Six Months Ended June 30,
	2018	2017	$ Increase / (Decrease)	% Change
	(in thousands)
Net revenues	$59,388	$70,861	$(11,473)	(16)%
Cost of product sales	29,208	30,722	(1,514)	(5)%
Operating expenses:
Selling, general and administrative	47,424	50,965	(3,541)	(7)%
Research and development	22,126	20,124	2,002	10%
Restructuring charges	—	2,485	(2,485)	(100)%
Total operating expenses	69,550	73,574	(4,024)	(5)%
Loss from operations	(39,370)	(33,435)	5,935	18%
Interest expense, net	(22,480)	(18,825)	3,655	19%
Other (expense) income, net	(1,035)	127	(1,162)	(915)%
Loss before provision for income taxes	(62,885)	(52,133)	10,752	21%
Provision for income taxes	(1,205)	(265)	940	355%
Net loss	$(64,090)	$(52,398)	$11,692	22%

Net Revenues

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Lomitapide	$29,637	$36,737
Metreleptin	29,751	34,124
Total net revenues	$59,388	$70,861

Net revenues reported during the six months ended June 30, 2018 were primarily generated from net product sales of lomitapide and metreleptin. Approximately 2% of net revenues were derived from royalties on sales of lomitapide and metreleptin made by our sublicensees in the EU and other territories.

Lomitapide

We generated revenues from net sales of lomitapide of approximately $29.6 million during the six months ended June 30, 2018, compared to $36.7 million during the six months ended June 30, 2017.

The period-over-period decrease of $7.1 million was primarily attributable to a $5.9 million decrease in Brazil, a $2.8 million decrease in the U.S., and a $1.3 million decrease in the EMEA region, where we out-licensed lomitapide to Amryt Pharma plc in late 2016, offset by a $3.0 million increase in Japan, where we launched in late 2016. The decrease in Brazil was primarily due to the factors described in the “Results of Operations - Comparison of the Three Months Ended June 30, 2018 and 2017” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease in the U.S. was primarily attributable to the availability of PCSK9 inhibitor products and restrictions on reimbursement for our products, as well as the loss of access for certain Medicare patients.

Metreleptin

We generated revenues from net sales of metreleptin of approximately $29.8 for the six months ended June 30, 2018, compared to $34.1 million for the six months ended June 30, 2017. Revenues generated for the six months ended June 30, 2018 were primarily comprised of sales to patients within the U.S., as well as sales made on a named patient basis in Brazil, France and Turkey. The period-over-period $4.3 million of decrease was primarily due to the decrease in revenues in the U.S. and Brazil, offset by an increase in revenues from other markets, primarily in France and Turkey. In addition to the decline in shipments as a result of the number of patients who discontinued metreleptin therapy, the decrease in U.S. revenues was primarily due to a one-time increase in net revenues of $2.3 million recognized in the second quarter of 2017, resulting from changing revenue recognition on sales of MYALEPT within the U.S from the sell-through to the sell-in method. See Note 2 - Revenue Recognition, in the Notes to Unaudited Condensed Consolidated Financial Statements for more information; the decrease in Brazil revenues was attributable to the factors described in the “Results of Operations - Comparison of the Three Months Ended June 30, 2018 and 2017” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For France, named patient sales commenced in March 2017, but all related revenues earned during the period were deferred, as we did not have sufficient history to estimate the reimbursement price. We began to recognize revenues from sales in France in the third quarter of 2017 upon the completion of the estimated commercial reimbursement price analysis that was prepared by third party specialists engaged by us, which provided sufficient data for us to estimate the reimbursement price. Increased revenues in Turkey during the six months ended June 30, 2018 were primarily due to the higher number of orders compared to the six months ended June 30, 2017.

Cost of Product Sales

During the six months ended June 30, 2018, cost of product sales decreased by $1.5 million to $29.2 million, compared to $30.7 million during the six months ended June 30, 2017. This period-over-period decrease was primarily due to the $1.5 million charges for excess or obsolete inventory recorded during the six months ended June 30, 2017 and the lower stability and product release testing expenses during the six months ended June 30, 2018, offset by higher expenses associated with excess unusable material left from the metreleptin production and the increased royalty expense related to sales of metreleptin during the six months ended June 30, 2018, primarily due to an increasing time-based royalty rate on net sales of metreleptin in the U.S. payable to BMS.

Selling, General and Administrative Expenses

During the six months ended June 30, 2018, SG&A expenses decreased by $3.6 million to $47.4 million, compared to $51.0 million for the six months ended June 30, 2017. The decrease during the six months ended June 30, 2018 was primarily driven by the lower employee-related expenses and outsourced services spending as a result of the cost saving efforts in 2018, as well as the lower spending in IT infrastructure.

Research and Development Expenses

During the six months ended June 30, 2018, R&D expenses totaled $22.1 million, compared to $20.1 million for the six months ended June 30, 2017. The $2.0 million increase was primarily driven by higher employee related expense attributable to new hires within the group and an increase in consulting expense in preparation for the EU launch of MYALEPTA.

Restructuring charges

There were no restructuring charges incurred during the six months ended June 30, 2018. During the six months ended June 30, 2017, we incurred $2.5 million in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the acquisition of Aegerion.

Interest Expense, net

Interest expense, net totaled $22.5 million during the six months ended June 30, 2018, an increase of $3.7 million compared to the six months ended June 30, 2017. Interest expense in the six months ended June 30, 2018 was primarily related to the Convertible Notes and, to a lesser degree the Term Loan Agreement entered into on March 15, 2018 and interest due on amounts owed to the DOJ and SEC. The period-over-period increase was primarily attributable to the amortization of debt discount on the Convertible Notes, as well as the accrued interest related to the Term Loan recorded during the six months ended June 30, 2018.

Other (expense) income, net

Other expense, net totaled $1.0 million during the six months ended June 30, 2018, an increase of $1.2 million compared to the six months ended June 30, 2017. The increase in expense was primarily due to a gain realized in the three months ended June 30, 2017 with the dissolution of our legal entity in Mexico, in addition to the higher foreign currency transaction exchange cost as the U.S. dollar weakened during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Provision for Income Taxes

Our provision for income taxes totaled $1.2 million for the six months ended June 30, 2018, compared to $0.3 million for the six months ended June 30, 2017. The increase was primarily related to the increase in the deferred tax expense, which relates to the establishment of a valuation on our foreign deferred tax assets during the period.

Liquidity and Capital Resources

We have financed our operating and capital expenditures in part through existing cash resources, including cash proceeds from the revenues generated from sales of lomitapide and metreleptin. In August 2014, Aegerion issued the $325.0 million Convertible Notes, for which interest is payable semi-annually in arrears on February 15 and August 15 of each year. Aegerion’s ability to refinance or restructure this indebtedness, will depend on the capital markets, its future business prospects, and our financial condition on a consolidated basis.

On March 15, 2018, Aegerion entered into the Term Loan Agreement with the Lenders, pursuant to which the Lenders provided a single-draw term loan to Aegerion in an aggregate amount of $20.0 million, and, like the Senior Loan, described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Corporate and Securities Transactions” section of this Form 10-Q, is secured by substantially all of Aegerion’s assets, subordinated to the Senior Loan. As of June 30, 2018, there was approximately $20.0 million outstanding under the Term Loan Agreement, plus $0.5 million of accrued interest paid in kind. Interest on the Term Loan accrues at 9.0% per annum (which increases by 3.0% per annum in connection with an event of default). The Term Loan matures on the earliest of (i) August 1, 2019, (ii) 30 days prior to the maturity date of the Convertible Notes, (iii) the date that any restructuring or recapitalization of all or substantially all of the Convertible Notes, including any exchange offer or similar transaction, is substantially consummated, and (iv) upon acceleration of the obligations under the Term Loan Agreement. See Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Corporate and Securities Transactions” section of this Form 10-Q for further information regarding this term loan.

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

During the three and six months ended June 30, 2018, we generated $31.9 million and $59.4 million of net revenues, respectively. As of June 30, 2018, we had $40.0 million in cash and cash equivalents on hand.

Considering the maturity dates of our debt and anticipated cash usage, we believe that our current cash balance will not be sufficient to meet our operating needs for the next 12 months from the issuance of the Unaudited Condensed Consolidated Financial Statements. See Note 1, Description of Business and Basis of Presentation, in the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding the conditions that raise substantial doubt about our ability to continue as a going concern. In an effort to alleviate the conditions that raise substantial doubt about our ability to continue as a going concern, we plan to restructure the Convertible Notes and/or seek funding through equity and/or debt financings, strategic alliances, asset sales and/or other sources.

For information related to certain risks that could negatively impact our financial position or future results of operations and our ability to refinance or restructure the Convertible Notes or otherwise obtain financing, see the “Risk Factors” and “Quantitative and Qualitative Disclosures about Market Risk” sections of this Form 10-Q and the 2017 Form 10-K.

Cash Flows

The following table summarizes the major sources and uses of cash and cash equivalents for the periods set forth below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(34,197)	$(26,697)
Investing activities	(382)	(560)
Financing activities	19,691	50
Effect of exchange rates on cash	(566)	1,534
Net decrease in cash and cash equivalents	$(15,454)	$(25,673)

Cash Used in Operating Activities

Net cash used in operating activities totaled $34.2 million in the six months ended June 30, 2018 compared to $26.7 million in the six months ended June 30, 2017. The $7.5 million increase in operating cash outflows was primarily attributable to the higher net loss, offset by the $3.3 million increase in the non-cash interest expense in the six months ended June 30, 2018.

Cash Used in Investing Activities

During the six months ended June 30, 2018, cash flows used in investing activities totaled $0.4 million, primarily used for capital expenditures.

Cash Provided by Financing Activities

During the six months ended June 30, 2018, cash flows provided by financing activities totaled $19.7 million. Sources of cash in the period included gross proceeds from the Term Loan Agreement of $20.0 million, entered into on March 15, 2018, offset by the related issuance costs incurred, as well as proceeds from approximately 132,000 shares acquired by employees, pursuant to the Employee Stock Purchase Plan, totaling $0.4 million.

Future Funding Requirements

Our need to raise additional capital in the near term, the size of any such financings and the availability and terms of any such financings, will depend on many factors, including:

•	our ability to restructure our existing debt obligations scheduled to mature in mid-2019;

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

•
the level of revenues we receive from named patient sales of our products in Brazil and other key countries where a mechanism exists to sell the product on a pre-approval basis in such country based on U.S. or EU approval of such products, particularly, with respect to Brazil, in light of the additional requirements that have been recently imposed on named patient sales of pharmaceutical products in Brazil, including our products, and potential future additional requirements or limitations, the ongoing court proceedings in Brazil reviewing the regulatory framework for named patient sales and, for lomitapide, regulatory approval of Amgen’s PCSK9 inhibitor product in Brazil in April 2016 and the potential availability of that and other PCSK9 inhibitor products on a named patient sales or commercial basis in Brazil;

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

•
our ability to provide security to collateralize any financings, which may be required by lenders as a condition to providing us with any funding, particularly given the fact that substantially all of Aegerion’s assets have been pledged as collateral under the Senior Loan and the Term Loan Agreement, including the intellectual property of metreleptin and lomitapide;

•
gaining regulatory and pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed, where it makes business sense to seek such approval, without significant restrictions, discounts, caps or other cost containment measures, including regulatory and pricing and reimbursement approval of metreleptin in the EU for both GL and PL, and the timing and costs of seeking such approvals;

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

•
the costs of commercializing our products and manufacturing-related activities to commercializing our products, including the costs of securing and providing adequate supplies of drug product to meet commercial demand;

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

Even if we generate sufficient funds to support our current or future operating plans, we may seek additional capital depending on market conditions or strategic considerations. The source, timing and availability of any future financing will depend principally upon equity and debt market conditions, interest rates and, more specifically, on the extent of our commercial success and our continued progress in our regulatory and development activities. There can be no assurance that external funds will be available on favorable terms, if at all.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes with respect to the information in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our 2017 Form 10-K.

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2018 were not effective due to the material weakness identified in fiscal year 2016 in our internal control over financial reporting process as we did not design and maintain sufficiently precise or effective review and approval controls over the forecasts used to develop management estimates.

Remediation Plan

We are committed and have taken steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. Management is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness. To remediate the material weakness described above, we have implemented controls and processes to properly document the qualitative and quantitative assumptions to be used in forecasting, as well as properly documenting management’s review and approval of forecasts. The testing of controls is currently underway.

Changes to Internal Control over Financial Reporting

Except for the continued remediation efforts of the previously identified material weakness as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings.

See Note 12, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.

Item 1A.     Risk Factors.

As of the date of the filing of this Form 10-Q, there have been no material changes to our risk factors as last reported under Item 1A of our 2017 Form 10-K, except as provided below. The risks described in the 2017 Form 10-K and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

We may be unable to continue as a going concern, especially if we are unable to refinance our indebtedness or otherwise secure additional funding.

We incurred a net loss of $64.1 million and used $34.2 million in cash to fund operating activities for the six months ended June 30, 2018. We have substantial outstanding liabilities and commitments, including $325.0 million in outstanding principal under Aegerion's Convertible Notes and $20.0 million term loan, as well as the amounts owing under the Settlement, and we have limited available cash and other liquid assets. As a result of our anticipated operating cash usage and maturities of outstanding debt and financial obligations, these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our Unaudited Condensed Consolidated Financial Statements are issued. Our ability to continue as a going concern is dependent upon our ability to restructure or refinance a substantial portion of our outstanding debt as it matures and/or seek funding through equity and/or debt financings, strategic alliances, asset sales and/or other sources. Our ability to restructure or refinance our debt, or otherwise seek funding, will depend on factors outside of our control, including the conditions in the capital and debt markets, as well as our financial condition at such time. Any refinancing of our debt or new funding sources could be at higher interest rates, may require us to comply with more onerous covenants or have other unfavorable terms, which could further restrict our business operations. Further, we may be unable to sell assets or obtain other sources of cash on favorable terms, or at all. There is no assurance that we will be able to refinance or extend principal payments of our debt due at maturity or pay them with proceeds of other funding sources. Any inability to obtain additional funds or alternative financing on acceptable terms and on a timely basis would likely cause us to be unable to meet our payment obligations and other capital commitments, which could have a material adverse effect on our business, financial condition and results of operations and on our ability to continue to as a going concern. Further, even if we are able to successfully restructure the debt or otherwise obtain additional funds or alternative financing on acceptable terms and on a timely basis, we may still be unable to generate sufficient cash to support our operations, including our considerable liabilities and commitments, which could cause us to be unable to continue as a going concern.

Item 6.        Exhibits.

10.1
Amendment to Employment Agreement dated as of April 20, 2018 by and between Novelion Services USA, Inc. and Michael D. Price (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2018).

10.2*	Amendment to Employment Agreement dated as of April 20, 2018 by and between Novelion Services USA, Inc. and Murray Stewart
31.1*	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Executive Officer.
31.2*	Certification pursuant to Rule 13a-14(a)/15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002: Principal Financial Officer.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Principal Executive Officer.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002: Principal Financial Officer.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELION THERAPEUTICS INC.
(Registrant)

Date: August 7, 2018	By:	/s/ Jeffrey Hackman
Jeffrey Hackman
Principal Executive Officer

Date: August 7, 2018	By:	/s/ Michael D. Price
Michael D. Price
Principal Financial Officer