Form 10-Q
period 2018-09-30
NOVELION THERAPEUTICS INC.
filed 2018-11-13
CIK 827809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	☒
Non-Accelerated Filer	◻	Smaller Reporting Company	◻
Emerging Growth Company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
The number of shares outstanding of the registrant’s Common Stock as of November 5, 2018 was 18,932,230.

Novelion Therapeutics Inc.

Introductory Note and Cautionary Statement

All references in this Form 10-Q to “we,” “us,” “our,” the “Company” and “Novelion” refer to Novelion and its consolidated subsidiaries, including Aegerion Pharmaceuticals, Inc. (“Aegerion”) and its subsidiaries, which we acquired on November 29, 2016, unless the context suggests otherwise. Aegerion is our operating subsidiary and substantially all of the Company’s assets and the majority of its operations reside at Aegerion. As described elsewhere in this Form 10-Q, Aegerion has a substantial amount of debt, including its new secured term loan facility entered into in November 2018, its 2% convertible notes due August 2019, and also as the borrower under a secured intercompany loan arrangement with Novelion. In light of these arrangements and their provisions, you are cautioned that Aegerion’s interests may not always be aligned with those of Novelion or its shareholders.
Trademarks
Novelion®, Aegerion®, JUXTAPID®, LOJUXTA®, MYALEPT® and MYALEPTA® are registered trademarks of Novelion or Aegerion. All other trademarks referenced in this Form 10-Q are the property of their respective owners.

PART I — FINANCIAL INFORMATION

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$27,378	$55,430
Accounts receivable, net	21,560	22,191
Inventories - current	19,120	15,886
Prepaid expenses and other current assets	15,204	11,436
Total current assets	83,262	104,943
Inventories - non-current	31,958	33,940
Property and equipment, net	1,967	2,920
Intangible assets, net	206,450	225,272
Other non-current assets	1,349	2,247
Total assets	$324,986	$369,322

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$13,452	$13,800
Accrued liabilities	43,844	41,838
Short-term debt to Shareholders	16,367	—
Convertible notes, net	287,030	—
Provision for legal settlements - current	10,167	8,596
Total current liabilities	370,860	64,234
Convertible notes, net	—	258,538
Provision for legal settlements - non-current	22,678	31,016
Other non-current liabilities	636	596
Total liabilities	394,174	354,384
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares, without par value, 100,000 shares authorized; 18,855 and 18,702 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	552,506	551,925
Additional paid-in-capital	78,751	73,185
Accumulated deficit	(802,872)	(713,974)
Accumulated other comprehensive income	102,427	103,802
Total shareholders’ (deficit) equity	(69,188)	14,938
Total liabilities and shareholders’ (deficit) equity	$324,986	$369,322

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$30,334	$28,669	$89,722	$99,530
Cost of product sales	12,531	29,505	41,739	60,227
Operating expenses:
Selling, general and administrative	18,348	21,395	65,773	72,360
Research and development	9,031	17,112	31,157	37,236
Restructuring charges	2,151	56	2,151	2,541
Total operating expenses	29,530	38,563	99,081	112,137
Loss from operations	(11,727)	(39,399)	(51,098)	(72,834)
Interest expense, net	(12,022)	(9,897)	(34,501)	(28,722)
Other (expense) income, net	(926)	49	(1,961)	176
Loss before provision for income taxes	(24,675)	(49,247)	(87,560)	(101,380)
Provision for income taxes	(133)	(497)	(1,338)	(762)
Net loss	$(24,808)	$(49,744)	$(88,898)	$(102,142)
Net loss per common share—basic and diluted	$(1.32)	$(2.67)	$(4.74)	$(5.49)
Weighted-average common shares outstanding—basic and diluted	18,854	18,648	18,772	18,599

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(24,808)	$(49,744)	$(88,898)	$(102,142)
Other comprehensive (loss) income:
Foreign currency translation	(35)	(124)	(1,375)	1,032
Other comprehensive (loss) income	(35)	(124)	(1,375)	1,032
Comprehensive loss	$(24,843)	$(49,868)	$(90,273)	$(101,110)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except share information)

					Accumulated
	Common		Additional		Other	Total
	Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2017	18,701,935	$551,925	$73,185	$(713,974)	$103,802	$14,938
Net loss	—	—	—	(32,828)	—	(32,828)
Foreign currency translation adjustment	—	—	—	—	655	655
Stock-based compensation expense	—	—	906	—	—	906
Vesting of restricted stock, net of shares withheld for taxes	1,276	—	(3)	—	—	(3)
Fair value allocated to warrants	—	—	3,277	—	—	3,277
Balance at March 31, 2018	18,703,211	551,925	77,365	(746,802)	104,457	(13,055)
Net loss	—	—	—	(31,262)	—	(31,262)
Foreign currency translation adjustment	—	—	—	—	(1,995)	(1,995)
Stock-based compensation expense	—	—	937	—	—	937
Vesting of restricted stock, net of shares withheld for taxes	17,036	—	(25)	—	—	(25)
Issuance of common stock under employee stock purchase plan	132,066	581	(141)	—	—	440
Balance at June 30, 2018	18,852,313	552,506	78,136	(778,064)	102,462	(44,960)
Net loss	—	—	—	(24,808)	—	(24,808)
Foreign currency translation adjustment	—	—	—	—	(35)	(35)
Stock-based compensation expense	—	—	618	—	—	618
Vesting of restricted stock, net of shares withheld for taxes	2,658	—	(3)	—	—	(3)
Balance at September 30, 2018	18,854,971	$552,506	$78,751	$(802,872)	$102,427	$(69,188)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities
Net loss	$(88,898)	$(102,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,339	1,452
Amortization of intangible assets	18,822	18,778
Stock-based compensation	2,461	3,419
Non-cash interest expense	29,504	24,205
Provision for inventory excess and obsolescence	213	18,859
Unrealized foreign exchange loss (gain)	2,705	(195)
Amortization of debt issuance costs	235	—
Deferred income taxes	946	106
Other non-cash operating activities	(7)	16
(Gain) loss on change in fair value of embedded derivative liability	(606)	—
Changes in assets and liabilities:
Accounts receivable	562	(5,177)
Inventories	(1,776)	1
Prepaid expenses and other assets	(4,038)	757
Accounts payable	(2,999)	(1,887)
Accrued liabilities and other liabilities	(4,720)	2,704
Net cash used in operating activities	(46,257)	(39,104)
Cash used in investing activities
Purchases of property and equipment	(435)	(723)
Net cash used in investing activities	(435)	(723)
Cash provided by financing activities
Net proceeds from term loan, net of debt discount	19,977	—
Issuance of common shares	409	174
Payment of term loan issuance costs	(698)	—
Net cash provided by financing activities	19,688	174
Exchange rate effect on cash	(1,048)	1,227
Net decrease in cash and cash equivalents	(28,052)	(38,426)
Cash and cash equivalents, beginning of period	55,430	108,927
Cash and cash equivalents, end of period	$27,378	$70,501
Supplemental disclosures of cash flow information
Cash paid for interest	$6,823	$3,250
Cash paid for taxes, net	$2	$1,386
Non-cash investing activities
Purchases of property and equipment included in accounts payable	$12	$22

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Novelion Therapeutics Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Organization

Novelion Therapeutics Inc. (“Novelion” or the “Company”) is a rare disease biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. Novelion has international operations and two commercial products, lomitapide and metreleptin. Lomitapide, which is marketed in the United States (“U.S.”) under the brand name JUXTAPID (lomitapide) capsules, is approved in the U.S. as an adjunct to a low-fat diet and other lipid-lowering treatments, including low-density lipoprotein (“LDL”) apheresis where available, to reduce low-density lipoprotein cholesterol (“LDL-C”), total cholesterol (“TC”), apolipoprotein B (“apo B”) and non-high-density lipoprotein cholesterol (“non-HDL-C”) in adult patients with homozygous familial hypercholesterolemia (“HoFH”). Lomitapide is also approved in the European Union (“EU”), under the brand name LOJUXTA, for the treatment of adult patients with HoFH, as well as in Japan, Canada, and a limited number of other countries. Metreleptin, a recombinant analog of human leptin, is currently marketed in the U.S. under the brand name MYALEPT (metreleptin for injection). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired Generalized Lipodystrophy (“GL”). In July 2018, metreleptin, under the brand name MYALEPTA, was approved in the EU as a treatment for the complications of leptin deficiency in patients with GL and Partial Lipodystrophy (“PL”). Additionally, both lomitapide and metreleptin are sold, on a named patient basis, in certain countries outside of the U.S. where such sales are permitted based on the approval of lomitapide and metreleptin in the U.S. or EU, such as Brazil.

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

Going Concern

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As presented in the Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2018, the Company incurred a net loss of $88.9 million and used $46.3 million in cash to fund operating activities. The Company, and Aegerion in particular, also has a significant level of indebtedness, consisting of (1) Aegerion's approximately $302.5 million principal amount of 2% convertible notes due August 15, 2019 (the “Convertible Notes”), as described in Note 8, Convertible Notes, net, (2) Aegerion's new $72.5 million secured term loans (the “Bridge Loans”), as described in Note 7, Loan Facilities, which have a stated maturity date of February 15, 2019, which maturity date is subject to extension upon the satisfaction of certain preconditions, which are also described in Note 7, Loan Facilities, and (3) Aegerion’s approximately $36.8 million principal amount of existing secured term loans owed to Novelion, which is also described in more detail in Note 7. These loan arrangements involve certain restrictions, including on cash usage, which is described in Note 7.

In addition, the NASDAQ Global Select Market ("NASDAQ"), on which the Company's common shares are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 consecutive days. The Company's stock has recently traded below $1.00. If its stock trades below $1.00 for 30 consecutive days, or if the Company fails to satisfy other listing requirements, NASDAQ may elect, subject to any potential cure periods, to initiate a process that could delist the Company's common shares from trading on NASDAQ.

The Company’s anticipated operating cash usage and maturities of outstanding debt, and restrictions on intercompany cash payments, as described in Note 7, Loan Facilities, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued.

In an effort to alleviate the conditions that raise substantial doubt about the Company's ability to continue as a going concern, the Company committed to a cost-reduction plan, including the reduction in workforce announced and implemented in August 2018, as described in Note 6, Restructuring. In November 2018, the Company announced that Aegerion has engaged advisors (who advised on the Bridge Credit Agreement) to undertake a comprehensive review of Aegerion’s capital structure and that Novelion and Aegerion have engaged advisors, respectively, to explore and advise the companies on all available financial and strategic options, such as a restructuring of Aegerion’s Convertible Notes (including a restructuring that would likely involve a debt for equity swap), a sale or merger of Novelion or Aegerion, or the sale or other disposition of certain businesses or assets, including territorial licensing transactions.

Although the Company believes its cost-reduction plan, together with the funds from the New Money Loans portion of the Bridge Loans (described below), will provide the Company and Aegerion with sufficient financing to meet its immediate operational needs and obligations through February 15, 2019, there is no guarantee that Aegerion will be able to successfully refinance the Intercompany Loan, its Convertible Notes, or the Bridge Loans, or that either Novelion or Aegerion will be able to otherwise raise capital to continue to operate as a standalone business beyond February 15, 2019. The Company cannot provide any assurance that the ongoing financial and strategic alternatives review will result in any particular alternative or transaction or funding. Further, effecting such a refinancing, or other wholesale recapitalization or other strategic alternative (any of which could cause Novelion and/or Aegerion to use the protections of applicable bankruptcy laws to effectuate such alternative) will be critical for the Company to continue to execute on its commercial strategy and pursue its goals and objectives. The forward-looking statements in this Form 10-Q assume that the Company is able to receive additional funding as a result of the financial and strategic review process, which is highly speculative. As such, the Company cannot conclude that such plans will be effectively implemented, or that such financing or strategic alternatives will be available, within one year after the date that the Unaudited Condensed Consolidated Financial Statements are issued.

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

Prior to the second quarter of 2017, due to insufficient historical data to reasonably estimate the gross-to-net adjustments for rebates related to payors and insurance providers at the time of receipt by the Company's distributor for MYALEPT in the U.S., the Company accounted for MYALEPT shipments using a deferred revenue recognition model (sell-through method). Beginning in the second quarter of 2017, the Company determined that there was sufficient history to reasonably estimate expected rebates, and, to align its existing and anticipated revenue streams of products sold within the U.S., began recognizing sales of MYALEPT upon title transfer to distributors (sell-in method). Accordingly, the Company recognized a one-time increase in net revenue of $2.3 million resulting from this change in estimate in the second quarter of 2017, representing previously deferred product sales. As a result of the adoption of ASC Topic 606, net revenues associated with sales of MYALEPT during the three and nine months ended September 30, 2017 would have been consistent as the original amount recognized by the Company during the same period under ASC 605.

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

The following table summarizes an analysis of the change in the government rebates for lomitapide and metreleptin for the period indicated:

Amount
(in thousands)
Balance as of December 31, 2017	$13,471
Provision	18,530
Payments	(17,092)
Balance as of September 30, 2018	$14,909

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
3. Inventories
The components of inventories are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Work-in-process	$26,127	$22,579
Finished goods	24,951	27,247
Total	51,078	49,826
Less: Inventories - current	(19,120)	(15,886)
Inventories - non-current	$31,958	$33,940
A portion of inventory is classified as non-current as of September 30, 2018 and December 31, 2017 based on forecasted consumption exceeding one year. During the three and nine months ended September 30, 2018, the Company recorded $0.2 million of charges for excess or obsolete inventory in the Unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2017, the Company recorded $17.3 million and $18.9 million, respectively, for charges for excess or obsolete inventory in the Unaudited Condensed Consolidated Statements of Operations. The amount of the charge recorded was determined based on an analysis of forecasted sales activities, product shelf-life and the estimated fair value of the inventory.

4. Intangible Assets

Intangible assets are amortized over their estimated useful lives and reviewed for impairment when events and changes in circumstances indicate that the carrying amount may not be recoverable. During the three and nine months ended September 30, 2018 and 2017, there were no impairment charges recorded. Additionally, the Company reviewed the useful lives of the intangibles as of September 30, 2018 and believes the useful lives are still reasonable.

Intangible asset balances as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology - lomitapide	$42,300	$(7,214)	$35,086
Developed technology - metreleptin	210,158	(38,794)	171,364
Total intangible assets	$252,458	$(46,008)	$206,450

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Developed technology - lomitapide	$42,300	$(4,262)	$38,038
Developed technology - metreleptin	210,158	(22,924)	187,234
Total intangible assets	$252,458	$(27,186)	$225,272

Amortization expense was $6.3 million for both three-month periods ended September 30, 2018 and 2017 and $18.8 million for both nine-month periods ended September 30, 2018 and 2017.

As of September 30, 2018, the estimated amortization expense related to intangibles for future periods is as follows:

Amount
Years Ending December 31,	(in thousands)
2018 (remaining 3 months)	$6,273
2019	25,095
2020	25,095
2021	25,095
2022	25,095
Thereafter	99,797
Total intangible assets subject to amortization	$206,450

5. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued clinical costs	$3,084	$2,495
Accrued employee compensation and related costs	5,712	7,755
Accrued professional fees	4,214	4,118
Accrued sales allowances	14,909	13,471
Accrued royalties	3,863	3,588
Accrued restructuring costs	2,151	—
Other accrued liabilities	9,911	10,411
Total	$43,844	$41,838

6. Restructuring

In August 2018, the Company’s Board of Directors approved a cost-reduction plan which included a workforce reduction. The reduction in workforce eliminated 35 employees, or approximately 22% of the Company’s global active employees, across nearly all functions, and was substantially completed in the third quarter of 2018. As a result of the workforce reduction, the Company incurred restructuring charges of approximately $2.2 million in the third quarter of 2018, which will be paid out over the next 12 months. The restructuring charges include consulting fees related to the restructuring event and termination benefits, principally comprised of severance payments.

During the three and nine months ended September 30, 2017, the Company incurred $0.1 million and $2.5 million, respectively, in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the acquisition of Aegerion. The restructuring charges consisted primarily of severance and benefits costs.

The following table sets forth the components of the restructuring charge and payments made against the reserve for the nine months ended September 30, 2018:

Amount
(in thousands)
Restructuring reserve balance at December 31, 2017	$—
Costs incurred	2,151
Cash paid	—
Restructuring reserve balance at September 30, 2018	$2,151

7. Loan Facilities

Short-term debt to Shareholders consists of the following:

September 30, 2018
(in thousands)
Note payable under term loan	$20,000
Accrued unpaid interest	1,011
Unamortized debt issuance costs	(344)
Unamortized related debt discount	(23)
Relative fair value attributable to warrants	(3,396)
Fair value attributable to embedded derivative	(881)
Short-term debt to Shareholders	$16,367

On March 15, 2018, Aegerion entered into a loan and security agreement with affiliates of Broadfin Capital, LLC and Sarissa Capital Management LP (the “Shareholder Term Loan Agreement”), pursuant to which the lenders made a single-draw term loan to Aegerion in an aggregate amount of $20.0 million (the “Shareholder Term Loan”), secured by substantially all of Aegerion’s assets, including a pledge of 65% of its first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain exceptions. The Shareholder Term Loan, was repaid in full in November 2018 in connection with entry into the Bridge Loans (as discussed below).

In connection with the Shareholder Term Loan Agreement, the lenders of the Shareholder Term Loan were issued warrants (“Warrants”) to purchase approximately 1.8 million Novelion common shares. The Warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018, and have a term of four years. The Company applied the Black-Scholes option pricing model to estimate the fair value of the Warrants, with the following assumptions: a) the risk-free rates based on the U.S. Treasury yield curve, for a term of four years; b) the volatility based on the historical and implied volatility of the Company's publicly traded common shares as of March 15, 2018; and c) no dividend would be payable. Based on this model, the aggregate relative fair value of the Warrants was determined to be $3.4 million.

The Company allocated the proceeds received from the Shareholder Term Loan between the Shareholder Term Loan and the Warrants on a relative fair value basis at the time of the Shareholder Term Loan issuance. See the relative fair value of the Warrants determined as set forth above and Note 9, Fair Value of Financial Instruments, for further discussion on the relative fair value of the Shareholder Term Loan. The relative fair value of the Shareholder Term Loan was determined to be $16.6 million, and the Company accrued unpaid interest and recorded amortization of debt issuance costs, which was recognized as interest expense, in the Unaudited Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2018. The remainder of the proceeds, or $3.4 million, was allocated to the Warrants, which was accounted for as additional paid-in-capital.

The Company determined the acceleration of the maturity date upon the occurrence of a Convertible Notes restructuring to be an embedded derivative, which requires bifurcation and is separately ascribed with a fair value. See Note 9, Fair Value of Financial Instruments, for further discussion on the fair value of the embedded derivative liability. As a result, the Company initially recorded a derivative liability of $0.9 million as a reduction to long-term debt in its Unaudited Condensed Consolidated Balance Sheet. The derivative liability is revalued on each reporting date and is valued at $0.3 million at September 30, 2018.

As of September 30, 2018, the principal amount of the Shareholder Term Loan outstanding was $20.0 million, in addition to $1.0 million of unpaid interest accrued. At the time of repayment in November 2018, the outstanding principal of the Shareholder Term Loan was approximately $21.2 million, including paid in kind interest that had been added to the principal of the Shareholder Term Loan.

On November 8, 2018, Aegerion entered into a bridge credit agreement (the “Bridge Credit Agreement”) with certain funds managed by Highbridge Capital Management and Athyrium Capital Management, as lenders (the “Bridge Lenders”), and Cantor Fitzgerald Securities, as agent (the “Bridge Agent”), under which Aegerion borrowed from the Bridge Lenders new secured first lien term loans in cash in an original aggregate principal amount of $50.0 million (“New Money Loans”) and $22.5 million of new secured term loans that were funded, on behalf of Aegerion, to repurchase and retire an equal amount of Convertible Notes, at par, held by certain funds managed by the Bridge Lenders (the “Roll Up Loans”). The Roll Up Loans and the New Money Loans comprise the Bridge Loans referenced above.

The Bridge Loans mature on the earliest to occur of (i) certain restructuring or bankruptcy events, (ii) February 15, 2019, unless extended pursuant to the terms and conditions of the Bridge Credit Agreement, in which case, June 30, 2019, and (iii) the acceleration after occurrence of an event of default. The February 15, 2019 maturity date of the Bridge Loans may be extended, at Aegerion’s option, to June 30, 2019, subject to the satisfaction of all of the following conditions: (A) Aegerion must make such request in writing to the Bridge Agent no later than February 1, 2019; (B) on or before February 15, 2019, Aegerion must have paid to the Bridge Lenders an extension fee in cash equal to 3.00% of the amount of each Bridge Lender’s then outstanding New Money Loans; (C) Aegerion must have provided to the Bridge Lenders or their counsel a term sheet setting forth the material terms of a sale (which may include a sale or merger of Novelion and one or more of its subsidiaries (but including Aegerion), or any other transaction having a similar effect or result) of Aegerion or its assets that, in the reasonable opinion of Aegerion, may be acceptable to Aegerion and its board of directors; (D) since the closing date of the Bridge Loans (the “Closing Date”), there shall not have been any event or circumstance, either individually or in the aggregate, that has had or would reasonably be expected to have a “material adverse effect” (as defined in the Bridge Credit Agreement), except for (1) matters set forth in any public filings of Novelion prior to the Closing Date, (2) any matters disclosed on the disclosure schedules to the Bridge Credit Agreement and related documentation as of the Closing Date, (3) such events disclosed in writing to the Bridge Lenders or its financial advisor prior to the Closing Date, and (4) any event or circumstance permitted by the terms of the Bridge Credit Agreement and related documentation; and (E) at the time of the effectiveness of the extension, the representations and warranties of Aegerion and each Guarantor contained in certain sections of the Bridge Credit Agreement and the related documentation shall be true and correct in all material respects (without giving effect to any “materiality,” “material adverse effect” or similar qualifiers) on and as of such date (before and after giving effect to such extension) unless such representations and warranties specifically refer to an earlier date, in which case they shall be true and correct in all material respects as of such earlier date.

The New Money Loans accrue interest at the rate of 11.00% per annum and the Roll Up Loans accrue interest at the rate of 2.00% per annum. Following an event of default and so long as an event of default is continuing, the interest rate on each of the New Money Loans and the Roll Up Loans would increase by 2.00% per annum. Interest on the New Money Loans and the Roll Up Loans accrue and compound quarterly in arrears and will not be payable in cash until the maturity date or any earlier time that the Bridge Loans become due and payable under the Bridge Credit Agreement. Aegerion will pay a commitment fee equal to 2.00% of the New Money Loans provided on the Closing Date. The commitment fee will be paid in kind and be added to the outstanding principal amount of the New Money Loans. The New Money Loan may be prepaid, in whole or in part, by Aegerion at any time subject to payment of an exit fee (including at maturity) equal to 3.00% of the commitments with respect to New Money Loans provided by the Bridge Lenders on the Closing Date. The Roll Up Loans may be prepaid, in whole or in part, by Aegerion without premium or penalty, but only to the extent all New Money Loans have been paid in full and such prepayment of the Roll Up Loans is otherwise permitted by the Bridge Intercreditor Agreement (as defined below).

Aegerion’s obligations under the Bridge Credit Agreement are guaranteed by each domestic subsidiary of Aegerion other than Aegerion Securities Corporation, a Massachusetts corporation (the “Guarantors”), and secured by a lien on substantially all of the assets of Aegerion and the Guarantors, including a pledge of 65% of Aegerion’s and the Guarantors’ first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain contractual limitations (if any) and other exclusions set forth in the Bridge Credit Agreement and related documentation. The liens on the assets of Aegerion and the Guarantors granted to secure Aegerion’s obligations to the Bridge Lenders with respect to New Money Loans are senior to the liens granted to secure Aegerion’s obligations to Novelion with respect to the Intercompany Loan (as described in more detail below). The liens on the assets of Aegerion and the Guarantors granted to secure Aegerion’s obligations to the Bridge Lenders with respect to Roll Up Loans are junior to the liens granted to secure Aegerion’s obligations to Novelion with respect to the Intercompany Loan (as defined below). Upon consummation of certain restructuring transactions consented to by the Bridge Lenders in their discretion, the liens securing the Roll Up Loans will be terminated and released, and the Roll Up Loans will be treated as unsecured obligations of Aegerion, pari passu with the other obligations of Aegerion with respect to the Convertible Notes.

The Bridge Credit Agreement includes affirmative and negative covenants binding on Aegerion and its subsidiaries, including prohibitions on the incurrence additional indebtedness, granting of liens, certain asset dispositions, investments and restricted payments, in each case, subject to certain exceptions set forth in the Bridge Credit Agreement. The Bridge Credit Agreement also includes customary events of default for a transaction of this type, and includes (i) a cross-default to the occurrence of any event of default under material indebtedness of Aegerion, including the Convertible Notes or the Intercompany Loan, and (ii) Novelion or any of its subsidiaries being subject to bankruptcy or other insolvency proceedings. Upon the occurrence of an event of default, the Bridge Lenders may declare all of the outstanding Bridge Loans and other obligations under the Bridge Credit Agreement to be immediately due and payable and exercise all rights and remedies available to the Bridge Lenders under the Bridge Credit Agreement and related documentation.

On the Closing Date, in addition to the repurchase and cancellation of certain Convertible Notes with the proceeds of the Roll Up Loans, Aegerion used proceeds of the New Money Loans to repay, at par, (a) the amounts outstanding under the Shareholder Term Loan Agreement, in an aggregate principal amount of approximately $21.2 million, and (b) principal of the Intercompany Loan in an amount of $3.5 million.

Pursuant to the Bridge Credit Agreement, if Aegerion consummates certain territorial licensing transactions, the first $15.0 million of the net cash proceeds thereof will be retained by Aegerion, with $12.0 million to be used in accordance with a proceeds reinvestment budget provided by Aegerion, and the balance to be used in accordance with a general budget of Aegerion, in each case, subject to certain restrictions. The net cash proceeds from such licensing transactions in excess of $15.0 million are required to be used by Aegerion to repay New Money Loans and the Intercompany Loan pro rata on a 58% and 42% basis, respectively.

In connection with, and as a condition to, Aegerion’s entering into the Bridge Credit Agreement, Novelion, as lender under the existing amended and restated loan agreement for the Intercompany Loan, dated as of March 15, 2018 (the “Intercompany Loan Agreement”), between Aegerion, as borrower, and Novelion, consented to Aegerion’s incurrence of the Bridge Loans and the repayment of the Shareholder Term Loan, and amended the Intercompany Loan Agreement (the “Consent and Amendment”). Novelion also agreed to subordinate the Intercompany Loan to the New Money Loans pursuant to a subordination agreement with the Bridge Lenders and Bridge Agent (the “Bridge Intercreditor Agreement”). Under the terms of the Bridge Intercreditor Agreement, the New Money Loans and the liens securing the New Money Loans are senior to the liens securing the Intercompany Loan. The Intercompany Loan is not subordinated to the Roll Up Loans. Under the terms of the Bridge Intercreditor Agreement, the liens securing the Roll Up Loans rank junior to the liens securing the Intercompany Loan. Given that the Intercompany Loan is an intercompany loan, it has been eliminated in the consolidated financial statements.

Under the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement, Aegerion is prohibited from making, and Novelion is prohibited from accepting, certain payments, such as payments in cash to Novelion, including for out-of-pocket costs incurred by Novelion, and services rendered by or on behalf of Novelion, for the benefit of Aegerion, unless such payments are approved by the lenders under the Bridge Credit Agreement (and the intercompany services agreements providing for such services cannot be amended without the prior approval of the lenders under the Bridge Credit Agreement). In addition, Aegerion has certain budgetary restrictions, and expenditures not included in an agreed-upon budget will generally require the approval of the Bridge Lenders, and if costs and revenues vary from the budget outside of certain permitted variances, it will be an event of default under the Bridge Loans and the Intercompany Loans. In connection with the Intercompany Loan Agreement and the Bridge Credit Agreement, Aegerion is required to enter into separate deposit account control agreements with each of the Lenders in order to perfect each Lender’s security interest in the cash collateral in Aegerion's operating account. In the event of a default under either loan agreement, subject to the terms of the Bridge Intercreditor Agreement, the respective lender would have the right to take control of the operating account and restrict Aegerion's access to the operating account and the funds therein.

In consideration for its consent to the Bridge Credit Agreement, Novelion received a consent fee of $0.2 million, representing 0.50% of the remaining outstanding principal balance of the Intercompany Loan, paid in kind and added to the outstanding principal amount of the Intercompany Loan.

Under the terms of the Consent and Amendment, the Intercompany Loan Agreement was amended to, among other things, (i) increase the interest rate on the Intercompany Loan from the current rate of 8.00% per annum to 8.50% per annum, effective as of January 1, 2019, (ii) to add Aegerion’s wholly-owned subsidiary, Aegerion Holdings, Inc. as a guarantor, (iii) require a mandatory prepayment from the proceeds of certain licensing transactions (as described above), (iv) permit the Bridge Loans to be senior to the Intercompany Loan, (v) require the liens securing the Roll Up Loans be subordinated to the liens securing the Intercompany Loan, (vi) modify reporting requirements and other covenants to align with the limitations of the Bridge Credit Agreement, and (vii) cross-default with any event of default under the Bridge Loans or the Convertible Notes. Interest on the Intercompany Loan accrues and compounds quarterly in arrears and is not be payable in cash until the stated maturity date or any earlier time that the Intercompany Loan becomes due and payable pursuant to the terms thereof. The stated maturity date of the Intercompany Loan is July 1, 2019.

8. Convertible Notes, net

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

The outstanding Convertible Notes balances as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Principal	$324,998	$324,998
Less: debt discount	(37,968)	(66,460)
Net carrying amount	$287,030	$258,538

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$1,625	$1,625	$4,875	$3,250
Amortization of debt discount	9,887	8,063	28,493	15,805
Total	$11,512	$9,688	$33,368	$19,055

Future minimum payments under the Convertible Notes are as follows:

Years Ending December 31,	Amount
(in thousands)
2018	$—
2019	331,498
331,498
Less amounts representing interest	(6,500)
Less debt discount, net	(37,968)
Net carrying amount of Convertible Notes as of September 30, 2018	$287,030

On the Closing Date, under the terms of the Bridge Credit Agreement, the Roll Up Loans (consisting of new term loans under the Bridge Credit Agreement with an aggregate principal amount of $22.5 million) were deemed to have been funded and delivered, on behalf of Aegerion, to certain holders of Convertible Notes for the purchase of Convertible Notes in an equal principal amount outstanding, and Aegerion simultaneously directed the retirement of such Convertible Notes. Upon consummation of certain restructuring transactions consented to by the Bridge Lenders in their discretion, the liens securing the Roll Up Loans will be terminated and released, and the Roll Up Loans will be treated as unsecured obligations of Aegerion, pari passu with the other obligations of Aegerion with respect to the Convertible Notes. The principal balance of Convertible Notes is approximately $302.5 million after the effect of this “roll up” of Convertible Notes with the proceeds of the Roll Up Loans under the Bridge Credit Agreement. At September 30, 2018, at least one shareholder of the Company holds Convertible Notes.

9. Fair Value of Financial Instruments

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

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3 — Inputs that are unobservable for the asset or liability.

The fair value measurements of the Company’s financial instruments as of September 30, 2018 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2018
	(in thousands)
Assets:
Money market funds	$7,003	$—	$—	$7,003

Liabilities:
Embedded derivative liability	$—	$—	$275	$275

The fair value measurements of the Company’s financial instruments as of December 31, 2017 are summarized in the table below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
	(in thousands)
Assets:
Money market funds	$20,046	$—	$—	$20,046

The fair value of the Convertible Notes, which differs from their carrying values, is influenced by interest rates, the Company’s share price and share price volatility and is determined by prices for the Convertible Notes observed in market trading which are Level 2 inputs. The estimated fair value of the Convertible Notes at September 30, 2018 and December 31, 2017 was $248.9 million and $258.3 million, respectively. See Note 8, Convertible Notes, net, for further information.

The fair value of the Shareholder Term Loan was determined using the Black-Derman-Toy interest rate lattice model. This model generates two probable outcomes of interest rates - one up and one down - emanating at each point in time starting from March 15, 2018 ("Shareholder Term Loan issuance date") to the loan's maturity date. The key inputs utilized in the valuation model, which include certain Level 3 inputs, consist of: (1) the volatility of interest rates based on historical volatility of interest rates observed and implied interest rates based on swaption trades; (2) credit spread applicable for the Term Loan; and (3) interest rate on the Shareholder Term Loan. Under this model, the relative fair value of the Shareholder Term Loan on the Shareholder Term Loan issuance date was determined to be $16.6 million.

The fair value of the embedded derivative liability on the Shareholder Term Loan issuance date was calculated by determining the fair value of the Shareholder Term Loan with and without the acceleration of the maturity date upon an occurrence of a Convertible Notes restructuring, using the same methodology and inputs in determining the fair value of the Term Loan as discussed above. The difference between the two fair values was determined to be the fair value of the embedded derivative liability. The fair value of the embedded derivative liability will be remeasured at each reporting period, with changes in fair value recognized in the consolidated statement of operations. The change in the fair value of the embedded derivative liability year to date through September 30, 2018 was $0.6 million.

For the determination of the fair value of the Warrants, including the related valuation methodology and inputs, see Note 7, Loan Facilities, for further information.

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

10. Basic and Diluted Net Loss per Common Share

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

	As of September 30,
	2018	2017
	(in thousands)
Stock options	2,632	1,838
Unvested restricted stock units	445	705
Potentially issuable employee stock purchase plan shares	33	—
Warrants	1,819	14,515
Convertible notes	1,619	1,619
Total	6,548	18,677

The outstanding warrants as of September 30, 2018 were issued in connection with the Shareholder Term Loan Agreement entered on March 15, 2018, as described in Note 7, Loan Facilities. The outstanding warrants as of September 30, 2017 were issued in connection with the Company's acquisition of Aegerion in fiscal year 2016, which warrants were cancelled unexercised during the three months ended March 31, 2018. Refer to Note 13, Share Capital, in the Notes to the Consolidated Financial Statements included in the 2017 Form 10-K for further details.

11. Income Taxes

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

The Company recorded a provision for income taxes of $0.1 million and $0.5 million for the three months ended September 30, 2018 and 2017, and $1.3 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively. The provision for income taxes for the three months ended September 30, 2018 primarily consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions. The provision for income taxes for the nine months ended September 30, 2018 primarily consists of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions, and deferred tax expense, which relates to the establishment of a valuation allowance on the Company’s foreign deferred tax assets. The provisions for income taxes for the three and nine months ended September 30, 2017 consist of current tax expense, which relates primarily to the Company’s profitable operations in its foreign tax jurisdictions and U.S. alternative minimum tax.

The realization of deferred income tax assets is dependent on the generation of sufficient taxable income during future periods in which temporary differences are expected to reverse. Where the realization of such assets does not meet the more likely than not criterion, the Company applies a valuation allowance against the deferred income tax asset under consideration. The valuation allowance is reviewed periodically and if the assessment of the more-likely-than-not criterion changes, the valuation allowance is adjusted accordingly. As of September 30, 2018, the Company has a full valuation allowance applied against its Canadian, U.S., and foreign deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. As a result of the Company's U.S. valuation allowance on its U.S. deferred tax assets, the Act did not have an impact on the provision for income taxes for the three and nine months ended September 30, 2018.

In conjunction with the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company recognized the provisional impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its audited consolidated financial statements for the year ended December 31, 2017. The Company completed its analysis of the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities during the third quarter 2018. No measurement period adjustment to the Company’s provisional accounting was required.

12. Segment information

The Company currently operates in one business segment, pharmaceuticals, and is focused on the development and commercialization of two commercial products. The Company's Interim Chief Executive Officer and Chief Operating Officer is the Company's chief operating decision maker (“CODM”). The Company does not operate any separate lines of business or separate business entities with respect to its products. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments. Enterprise-wide disclosures about net revenues and long-lived assets by geographic area and information relating to major customers are presented below.

Net Revenues

The following table summarizes total net revenues from external customers by product and by geographic region, based on the location of the customer, for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018					2017
	U.S.	Japan	Brazil	Other Foreign Countries	Total	U.S.	Japan	Brazil	Other Foreign Countries	Total
	(in thousands)					(in thousands)
Lomitapide	$8,128	$2,757	$—	$3,365	$14,250	$10,304	$1,718	$—	$3,170	$15,192
Metreleptin	12,293	91	706	2,994	16,084	11,311	24	96	2,046	13,477
Total	$20,421	$2,848	$706	$6,359	$30,334	$21,615	$1,742	$96	$5,216	$28,669

The following table summarizes total net revenues from external customers by product and by geographic region, based on the location of the customer, for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018					2017
	U.S.	Japan	Brazil	Other Foreign Countries	Total	U.S.	Japan	Brazil	Other Foreign Countries	Total
	(in thousands)					(in thousands)
Lomitapide	$27,228	$7,560	$—	$9,098	$43,886	$32,236	$3,531	$5,939	$10,224	$51,930
Metreleptin	34,542	139	1,876	9,279	45,836	37,652	71	5,082	4,795	47,600
Total	$61,770	$7,699	$1,876	$18,377	$89,722	$69,888	$3,602	$11,021	$15,019	$99,530

During the three months ended September 30, 2018 and 2017, net revenues generated from customers outside of the U.S., Japan and Brazil, as listed in the column “Other Foreign Countries,” were primarily derived from Colombia. Net revenues generated from customers located in other foreign countries were primarily derived from Canada, Colombia, France, and Italy during the nine months ended September 30, 2018 and from Colombia and Greece during the nine months ended September 30, 2017.

Significant Customers

For the three months ended September 30, 2018, one customer accounted for 67% of the Company’s net revenues and accounted for 50% of the Company's September 30, 2018 accounts receivable balance. For the three months ended September 30, 2017, two customers accounted for 75% of the Company's net revenues and 64% of the Company's September 30, 2017 accounts receivable balance.

For the nine months ended September 30, 2018, one customer accounted for 69% of the Company's net revenues, and for the nine months ended September 30, 2017, two customers accounted for 70% of the Company's net revenues.

Long-lived Assets

The Company’s long-lived assets are primarily comprised of intangible assets and property and equipment. As of September 30, 2018 and December 31, 2017, 100% of the Company's intangible assets were held by the Company's indirect wholly owned subsidiary, Aegerion. Of that, 65% of the intangible assets were attributable to Aegerion's U.S. business, with the remaining 35% attributable to Aegerion's European holding company, as of both September 30, 2018 and December 31, 2017.

As of both September 30, 2018 and December 31, 2017, 71% of the Company's property and equipment resided in the Company's U.S. subsidiaries, with the remaining assets residing in the Company's Canadian and other foreign subsidiaries.

13. Commitments and Contingencies

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

The SEC Judgment, which was approved by a U.S. District Court judge on September 25, 2017, provides that Aegerion must pay a civil penalty in the amount of $4.1 million, to be paid in installments over three years, plus interest on any unpaid balance at a rate of 1.75% per annum. As of September 30, 2018, $0.9 million remains due as a current liability, and $0.9 million remains due as a non-current liability. Aegerion’s payment of this civil penalty is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. Aegerion’s payment schedule is also subject to acceleration in the event that Aegerion fails to satisfy its payment obligations under the SEC Judgment.

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

The Court did not impose a criminal fine and instead ordered Aegerion to pay restitution, in the amount of $7.2 million payable over three years, plus interest on any unpaid balance at a rate of 1.75% per annum, into a fund managed by an independent claims administrator. As of September 30, 2018, $2.2 million remains due as a current liability, and $2.7 million remains due as a non-current liability. As contemplated by the Plea Agreement, Aegerion was further sentenced to a three-year term of probation. Among the terms of probation, Aegerion must (i) comply with federal, state and local laws, (ii) notify its probation officer of any prosecution, major civil litigation or administrative proceeding, (iii) seek permission of its probation officer prior to selling, assigning or transferring assets, (iv) notify its probation officer of any material change in its economic circumstances, (v) forbear from disparaging the factual basis of Aegerion’s plea or denying that Aegerion itself is guilty, and (vi) comply with the DPA and Corporate Integrity Agreement (“CIA”) (and submit certain reports prepared thereunder to its probation officer). Under the terms of the DPA, Aegerion admitted it engaged in conduct that constituted a conspiracy to violate the Health Insurance Portability and Accountability Act (“HIPAA”). The DPA provides that Aegerion must continue to cooperate fully with the DOJ concerning its investigation into other individuals or entities. The DPA provides that Aegerion must maintain a robust compliance and ethics program that includes various complex and burdensome certification, training, monitoring, and other requirements. Aegerion, as well as the Board of Directors of the Company (or a designated committee thereof), must also conduct regular reviews of its compliance and ethics program, provide certifications to the DOJ that the program is believed to be effective and notify the DOJ of any probable violations of HIPAA. In the event Aegerion breaches the DPA, there is a risk the government would seek to impose remedies provided for in the DPA, including instituting criminal prosecution against Aegerion and/or seeking to impose stipulated penalties against Aegerion. The DPA is subject to supervision by a U.S. District Court judge.

Aegerion also entered into the DOJ Civil Settlement Agreement to resolve allegations by the DOJ that false claims for JUXTAPID were submitted to governmental healthcare programs. The DOJ Civil Settlement Agreement requires Aegerion to pay a civil settlement in the amount of $28.8 million, which includes up to $2.7 million designated for certain U.S. states relating to Medicaid expenditures for JUXTAPID, to be paid in installments over three years. As of September 30, 2018, $7.1 million remains due as a current liability, and $19.0 million remains due as a non-current liability. Aegerion’s payment of this civil settlement amount is subject to acceleration in the event of certain change of control transactions or certain transfers of Aegerion’s rights in JUXTAPID or MYALEPT. In the event that Aegerion fails to satisfy its obligations under the DOJ Civil Settlement Agreement, Aegerion could be subject to additional penalties or litigation.

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

Aegerion also agreed to the FDA Consent Decree with the DOJ and the FDA to resolve a separate civil complaint alleging that Aegerion violated the FDCA by failing to comply with the JUXTAPID REMS program and the requirement to provide adequate directions for all of the uses for which it distributed JUXTAPID. The FDA Consent Decree requires Aegerion, among other things, to comply with the JUXTAPID REMS program; retain a qualified independent auditor to conduct annual audits of its compliance with the JUXTAPID REMS program; and remediate any noncompliance identified by the auditor within specified timeframes. In the event Aegerion fails to comply with the JUXTAPID REMS program or any other provisions of the FDA Consent Decree, Aegerion could be subject to additional administrative remedies, civil or criminal penalties and/or stipulated damages. Aegerion is required to notify the FDA in advance of certain changes in control, or changes in its business that may affect its operations, assets, rights or liabilities in the United States. On May 18, 2018, the DOJ and Aegerion filed a joint motion seeking a hearing concerning the status of the FDA Consent Decree, which does not take effect until it is approved by the Court and the injunction order is issued. On August 8, 2018, the DOJ and Aegerion filed a memorandum in support of the Consent Decree.

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

Investigations in Brazil

Federal and state authorities in Brazil are conducting an investigation to determine whether there have been violations of Brazilian laws related to the sales of JUXTAPID in Brazil. In July 2016, the Ethics Council of Interfarma fined Aegerion's subsidiary in Brazil (“Aegerion Brazil”) approximately $0.5 million for violations of the industry association’s Code of Conduct, to which Aegerion Brazil is bound due to its affiliation with Interfarma. Also, the Board of Directors of Interfarma imposed an additional penalty of suspension of Aegerion Brazil’s membership, without suspension of Aegerion Brazil’s membership contribution, for a period of 180 days for Aegerion Brazil to demonstrate the implementation of effective measures to cease alleged irregular conduct, or exclusion of the Company's membership in Interfarma if such measures are not implemented. Aegerion Brazil paid the fine of approximately $0.5 million during the third quarter of 2016. In March 2017, after the suspension period ended, Interfarma’s Board of Directors decided to reintegrate Aegerion Brazil, enabling it to participate regularly in Interfarma activities, subject to meeting certain obligations. Also, in July 2016, Aegerion Brazil received an inquiry from a Public Prosecutor Office of the Brazilian State of Paraná asking it to respond to questions related to media coverage regarding JUXTAPID and its relationship with a patient association to which Aegerion made donations for patient support. This preliminary inquiry was later reclassified as a civil inquiry, which is a preliminary procedure by the Public Prosecutor's Office that aims to verify if there are enough elements for it to file a formal lawsuit or to dismiss the inquiry. In March 2018, the Paraná State Public Prosecutor’s Office sent the civil inquiry to the Federal Public Prosecutor’s Office, after deciding that the potential case should be subject to federal jurisdiction. In June 2017, the Federal Public Prosecutor of the City of São José dos Campos, State of São Paulo, in connection with its criminal investigation into former employees of Aegerion Brazil, requested that a Brazilian federal court provide federal investigators with access to the bank records of certain individuals and entities, including Aegerion Brazil, certain former Aegerion Brazil employees, a Brazilian patient association, and certain Brazilian physicians. The Federal Trial Court Judge issued a decision on July 12, 2018 authorizing the access to the banking records on the terms that the Federal Public Prosecutor of the City of São José dos Campos had requested. On July 16, 2018, Aegerion Brazil filed an appeal of the decision that authorized the breach of the banking secrecy, which was denied by the Federal Court Judge. The Public Prosecutors in Paraná and São José dos Campos continue to gather information in connection with their respective investigations. At this time, the Company does not know whether the inquiries of the Public Prosecutors in Paraná or São José dos Campos will result in the commencement of any formal proceeding against Aegerion, but if Aegerion’s activities in Brazil are found to violate any laws or governmental regulations, Aegerion may be subject to significant civil lawsuits to be filed by the Public Prosecution office, and administrative penalties imposed by Brazilian regulatory authorities and additional damages and fines. Under certain circumstances, Aegerion could be barred from further sales to federal and/or state governments in Brazil, including sales of JUXTAPID and/or MYALEPT, due to penalties imposed by Brazilian regulatory authorities or through civil actions initiated by federal or state public prosecutors. Additionally, Aegerion continues to respond to inquiries from the SEC concerning the investigations by Brazilian authorities, and, in November 2018, entered into a tolling agreement with the SEC with respect to this matter. As of the filing date of this Form 10-Q, the Company cannot determine if a loss is probable as a result of the investigations and inquiry in Brazil and whether the outcome will have a material adverse effect on the Company's business and, as a result, no amounts have been recorded for a loss contingency.

Qui Tam Litigation

In March 2014, an amended qui tam complaint was filed under seal in the District of Massachusetts against Aegerion, two former executive officers and a former employee. United States ex rel Clarke v. Aegerion Pharm. Inc., No. 13-cv-11785-IT. On September 22, 2017, the U.S. filed a notice of intervention as to Aegerion. On September 27, 2017, the qui tam relators filed a second amended complaint naming additional parties, including a former board member, former executives, and former employees of Aegerion, as well as other third parties. The second amended complaint noted that the relators would file a joint stipulation of dismissal with respect to Aegerion upon the completion of certain conditions set forth in the Civil Settlement Agreement. On October 27, 2017, the court granted Aegerion and relators’ joint motion to stay proceedings until sentencing in the criminal matter is complete. On February 20, 2018, Aegerion was dismissed from the qui tam lawsuit. On June 5, 2018, two of the remaining defendants were dismissed from the lawsuit and on June 19, 2018, the remaining individual defendants filed a motion to dismiss the qui tam lawsuit. Although Aegerion is not a party to the lawsuit, it could be liable for certain defense costs and damages for defendants remaining in the lawsuit. As of the filing date of this Form 10-Q, although the Company does not believe the outcome of the lawsuit will have a material adverse effect on the Company, the Company cannot determine if a loss is probable as a result of the lawsuit and, as a result, no amounts have been recorded for a loss contingency.

14. Subsequent Events

On November 8, 2018, Aegerion closed on the Bridge Loans and Novelion consented and agreed to certain matters in connection with the Bridge Loans, as described in Note 7, Loan Facilities.

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

Examples of forward-looking statements and information include our statements regarding: the commercial potential for, and market acceptance of, our products; our estimates as to the potential number of patients with the diseases for which our products are approved or for which our product candidates are being developed; our expectations with respect to reimbursement of our products in the U.S. and elsewhere; our expectations with respect to named patient sales of our products in Brazil and in other countries where such sales are permitted; the potential for and possible timing of approval of our products in countries or regions where we have not yet obtained approval; our plans for further clinical development of our products; our expectations regarding clinical trials and future regulatory filings and interactions with regulatory agencies for our products, including potential marketing approval applications with respect to metreleptin to expand the indication for metreleptin in the U.S. and with respect to filing for approval of our products in additional jurisdictions; our expectations with respect to pricing and reimbursement approvals for metreleptin in the key European Union (“EU”) markets; our plans for commercial marketing, sales, manufacturing and distribution of our products; our expectations with respect to meeting the post-marketing commitments for our products; our expectations with respect to the impact of competition on our future operations and results; our beliefs with respect to our intellectual property portfolio for our products and the extent to which it allows us to exclusively develop and commercialize our products and product candidates; our expectations regarding the availability of data and marketing exclusivity for our products in the U.S., the EU, Japan and other countries; our expectations regarding our ability to comply with Aegerion’s settlement of the Department of Justice (the “DOJ”) and SEC investigations, including the payment of the penalties, restitution, and settlement amounts and the obligations contained in the settlement agreements and resulting from criminal probation; our beliefs that the DOJ and SEC investigations and the settlement could give rise to additional third party demands, claims or litigation, further investigations, or could impact Aegerion’s commercial operations, research and development activities, contracts and business; the possible outcomes of investigations in Brazil, and the possible impact and additional consequences of them on our business and the other factors that are significantly impacting named patient sales in Brazil; the anticipated results of our August 2018 workforce reduction and other cost control measures; our future expectation of cash use and ability and plans to restructure Aegerion’s convertible debt or access the debt or equity markets; our expectations regarding taxes, tax positions and other related matters; our forecasts and expectations regarding sales of our products, our future expenses, our cash position both on a consolidated and non-consolidated basis, and the timing of any future need for additional capital to fund operations and product development opportunities; our ability to manufacture and supply sufficient amounts of lomitapide and metreleptin, and diluent for use reconstituting metreleptin, to meet demand for commercial and clinical supplies; and our plans to address the substantial doubt about our ability to continue as a going concern and our review of financial and strategic alternatives.

The forward-looking statements contained in this Form 10-Q and in the documents incorporated into this Form 10-Q by reference are based on our current beliefs and assumptions with respect to future events, all of which are subject to change. Forward-looking statements are based on estimates and assumptions regarding, for example, our financial position and execution of our business strategy, resolution of litigation and investigations, future competitive conditions and market acceptance of products, the possibility and timing of future regulatory approvals, expectations regarding our core capabilities, the ability to successfully refinance its approximately $36.8 million secured loan from Novelion, its approximately $302.5 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”), or the new secured Bridge Loans with an aggregate principal amount of $72.5 million, which is scheduled to mature on February 15, 2019 (unless extended to June 30 as described below), or the ability of either Novelion or Aegerion to otherwise raise capital to continue to operate as a standalone business, each made in light of current conditions and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Effecting a refinancing, or other wholesale recapitalization or other strategic alternative (any of which could cause Novelion and/or Aegerion to use the protections of applicable bankruptcy laws to effectuate such alternative) is highly speculative and will be critical for us to continue to execute on our commercial strategy and pursue our goals and objectives. Forward-looking statements are not guarantees of future performance, and are subject to risks, uncertainties and assumptions that are difficult to predict, including those incorporated by reference into the “Risk Factors” section of this Form 10-Q. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may impact our operations or results. New risks may emerge from time to time. Past financial or operating performance is not necessarily a reliable indicator of future performance. Given these risks and uncertainties, we can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does occur, what impact such event will have on our results of operations and financial condition. Our actual results could differ materially and adversely from those expressed in any forward-looking statement in this Form 10-Q or in our other filings with the SEC.

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

Business Overview

We are a biopharmaceutical company dedicated to developing new standards of care for individuals living with rare diseases. All references in this Form 10-Q to “we,” “us,” “our,” the “Company” and “Novelion” refer to Novelion and its consolidated subsidiaries, including Aegerion Pharmaceuticals, Inc. (“Aegerion”) and its subsidiaries, which we acquired on November 29, 2016, unless the context suggests otherwise. Aegerion is our operating subsidiary and substantially all of our assets and operations reside at Aegerion. As described elsewhere in this Form 10-Q, Aegerion has a substantial amount of debt, including its Convertible Notes, under its new Bridge Credit Agreement as of November 8, 2018, and also as the borrower under the Intercompany Loan arrangement with Novelion. In light of these arrangements and their provisions, you are cautioned that Aegerion’s interests may not always be aligned with those of Novelion or its shareholders.

We have two commercial products:

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

•
Metreleptin, a recombinant analog of human leptin, is marketed in the U.S. under the brand name MYALEPT (metreleptin) for injection (“MYALEPT”). MYALEPT is approved in the U.S. as an adjunct to diet as replacement therapy to treat the complications of leptin deficiency in patients with congenital or acquired Generalized Lipodystrophy (“GL”). In July 2018, metreleptin, under the brand name MYALEPTA, was approved in the EU as a treatment for complications of leptin deficiency in patients with GL and Partial Lipodystrophy (“PL”). We plan to file for regulatory approvals for metreleptin for PL in the U.S. and for GL and PL in other key markets. We offer metreleptin through expanded access programs in countries where permitted by applicable regulatory authorities and under applicable laws, and generate revenues in certain markets where named patient sales are permitted based on the approval of metreleptin in the U.S. or the EU. As a result of our August 2018 Cost Reduction Plan (described in more detail below), we have suspended plans to develop metreleptin in hypoleptinemic metabolic disorder (“HMD”), a low leptin mediated metabolic disease, and other new indications. Our ability to resume such development activities is dependent on our ability to raise capital to fund such opportunities, which is largely dependent on our ability to restructure Aegerion’s convertible debt.

We also had one product candidate, zuretinol acetate (“zuretinol”), an oral synthetic retinoid in development for the treatment of certain indications of inherited retinal disease. Following a comprehensive effort to out-license or sell zuretinol, we have elected to return our rights to zuretinol to Retinagenix, LLC, the party from whom we licensed development rights.

During the three months ended September 30, 2018, net revenues from sales of lomitapide and metreleptin totaled $30.3 million, of which $20.4 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $9.9 million was derived from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S. During the nine months ended September 30, 2018, net revenues from sales of lomitapide and metreleptin totaled $89.7 million, of which $61.8 million was derived from prescriptions for lomitapide and metreleptin written in the U.S., and $27.9 million was derived from prescriptions written for and royalties on sales of lomitapide and metreleptin outside the U.S.

In August 2018, we implemented a cost-reduction plan, which included a workforce reduction, designed to put us on the path towards becoming cash flow positive and to generate positive earnings before interest, taxes, depreciation and amortization (EBITDA) at the Aegerion level (the “August 2018 Cost Reduction Plan”). The reduction in workforce eliminated 35 employees, which accounted for approximately 22% of our global active employees across nearly all functions, and approximately 36% of our global workforce including headcount and positions that were eliminated. The workforce reduction was substantially completed in the third quarter of 2018. The cost-reduction initiatives include, among others, the suspension of clinical development activities for additional indications for metreleptin, including HMD, as well as efforts to reduce outsourced services and IT infrastructure spending. As a result of the workforce reduction, we incurred restructuring charges of approximately $2.2 million in the third quarter of 2018, which will be paid out over the next 12 months. The restructuring charges include consulting fees related to the restructuring event and termination benefits, principally comprised of severance payments.

As of September 30, 2018, we had approximately $27.4 million in cash and cash equivalents, approximately half of which was held at the Novelion level, and half of which was held at the Aegerion level. Aegerion has a significant amount of debt outstanding at November 8, 2018, including approximately $302.5 million principal amount of 2.0% convertible senior notes due August 15, 2019 (the “Convertible Notes”), $72.5 million principal amount outstanding under the Bridge Credit Agreement (defined below) and approximately $36.8 million outstanding under the Intercompany Loan (defined below), which Bridge Credit Agreement and Intercompany Loan are described in the “Recent Corporate and Securities Transactions” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, to resolve certain DOJ and SEC investigations regarding Aegerion’s U.S. commercial activities and disclosures related to JUXTAPID, Aegerion is, among other obligations, required to pay an aggregate of approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years (which obligations Aegerion has been timely paying and of which $32.8 million remained outstanding as of September 30, 2018). See Note 13, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our legal proceedings.

In the near-term, we expect that the majority of our revenues will continue to be derived from sales of JUXTAPID and MYALEPT in the U.S. We also expect to generate revenues from (i) sales in those countries outside the U.S. in which we have or expect to receive marketing approval, are able to obtain pricing and reimbursement approval at acceptable levels, and elect to commercialize the products, and (ii) sales of both products in a limited number of other countries where they are, or may in the future be, available on a named patient sales basis as a result of approvals in the U.S. or EU. We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be sales of JUXTAPID in Japan. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, Turkey, France and a select number of other markets. Named patient sales for metreleptin in France and other EU countries where they currently take place are expected to convert to commercial sales upon, and subject to, pricing and reimbursement approval in such countries. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers and, particularly in Brazil, are subject to increasingly stringent requirements and scrutiny, as noted further below. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to further fluctuation in sales depending on the ordering pattern.

We expect that our near-term efforts will be focused on the following:

•	supporting our products in a compliant manner;

•	continuing to review our capital structure, and pursuing other strategic alternatives;

•	managing our costs and expenses to better align with our revenues so as to further our objective of becoming cash flow positive and generating positive EBITDA;

•
continuing to sell JUXTAPID as a last-line treatment for adult HoFH patients in the U.S., despite the availability of PCSK9 inhibitor products, which have had a significant adverse impact on sales of JUXTAPID, and gaining market acceptance in the other countries, including Japan, where lomitapide is approved and being commercialized, and Argentina, where lomitapide is approved and where we expect to launch late in the fourth quarter of 2018;

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

•
continuing to support sales of lomitapide as a treatment for HoFH in Brazil on a named patient sales basis, particularly in light of local economic challenges, the regulatory approval of Amgen’s PCSK9 inhibitor product in April 2016, the potential availability of that and other PCSK9 inhibitor products on a commercial basis in Brazil, ongoing government investigations, an ongoing court proceeding reviewing the regulatory framework for named patient sales in Brazil, and recently implemented regulatory requirements for named patient sales which have added significant hurdles and complexity to the process for named patient sales in Brazil and we believe have led a significant number of patients to discontinue therapy with lomitapide, and continuing to support named patient sales in other key countries where such sales are permitted, despite the availability of PCSK9 inhibitors on a commercial basis in such countries;

•
building and maintaining market acceptance for MYALEPT in the U.S. for the treatment of complications of leptin deficiency in GL patients and for MYALEPTA for GL and PL patients in the EU, and supporting named patient sales of metreleptin in GL in Brazil, particularly in light of the risks applicable to named patient sales in Brazil, as described above, and supporting such sales in other key countries, including Turkey, where such sales are permitted;

•
gaining regulatory, pricing and reimbursement approvals to market our products in countries in which the products are not currently approved and/or reimbursed or for new indications, including seeking regulatory approval of JUXTAPID for HoFH in Brazil and MYALEPT for PL in the U.S., obtaining pricing and reimbursement approvals for MYALEPTA in the key markets of the EU, and seeking regulatory approval of metreleptin in Brazil and other key markets as a treatment for complications of leptin deficiency in GL and PL patients;

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

•
Aegerion’s complying with the various agreements and judgments entered into with the DOJ and SEC described in Note 13, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements, including: paying the remaining $32.8 million in civil penalties, restitution and settlement amounts (plus interest); and satisfying various complex and burdensome certification, disclosure, training, monitoring, and other requirements, as described in the “Legal Proceedings” section of our 2017 Form 10-K, filed with the SEC on March 16, 2018;

•
engaging in manufacturing-related activities to support uninterrupted supply of our products, particularly in light of the reduced capacity for, and resulting delay in, the manufacture of metreleptin at the facility of one of our contract manufacturers for metreleptin drug product, due to a warning letter it received from the FDA in 2017 and, more recently, supply interruptions at the facility, which has impacted recent batches of metreleptin drug product and caused uncertainties regarding when metreleptin drug product can once again be manufactured at the facility, which we have implemented plans to address, but, which if not adequately and timely addressed, could result in metreleptin drug product shortages starting in the fourth quarter of 2018;

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

Certain of the initiatives described above would require us to commit considerable financial and other resources, which we do not currently have, such as required trials to pursue FDA approval of metreleptin for PL. Also, any additional clinical development of lomitapide, pursuing clinical development of metreleptin in HMD, and exploring potential opportunities for metreleptin in additional indications, will require us to raise additional and considerable capital, which, as noted above, is highly speculative and may not be available.

Review of Financial and Strategic Alternatives

We announced that Aegerion has engaged advisors to undertake a comprehensive review of Aegerion’s capital structure (and who advised on the Bridge Credit Facility) and that Novelion and Aegerion have engaged advisors, respectively, to explore and advise the companies on all available financial and strategic options, such as a restructuring of Aegerion’s Convertible Notes (including a restructuring that would likely involve a debt for equity swap), a sale or merger of Novelion or Aegerion, or the sale or other disposition of certain businesses or assets, including territorial licensing transactions. Although we believe the August 2018 Cost Reduction Plan, together with the funds from the New Money Loan, will provide us with sufficient financing to meet our immediate operational needs and obligations through February 15, 2019, there is no guarantee that Aegerion will be able to successfully refinance its approximately $36.8 million loan to Novelion (i.e. the Intercompany Loan described below) or be able to successfully refinance its Convertible Notes, or the Bridge Loans, or that either Novelion or Aegerion will be able to otherwise raise capital to continue to operate as a standalone business. We cannot provide any assurance that the ongoing financial and strategic alternatives review will result in any particular alternative or transaction or funding. The forward-looking statements in this Form 10-Q assume that we are able to receive additional funding as a result of the financial and strategic review process, which is highly speculative. As such, we cannot conclude that such plans will be effectively implemented, or that such financing or strategic alternatives will be available.

Investigations and Legal Proceedings

As noted above, Aegerion has been the subject of certain investigations and other legal proceedings (some of which remain ongoing), including investigations of Aegerion’s marketing and sales activities of JUXTAPID by the DOJ and the SEC, and an investigation by federal and state authorities in Brazil to determine whether there have been violations of Brazilian laws related to sales of JUXTAPID. Aegerion entered into agreements (the “Settlement”) with the DOJ and the SEC in September 2017 that required Aegerion, in addition to paying certain penalties and Settlement amounts, to plead guilty to two misdemeanor misbranding violations of the Food, Drug and Cosmetic Act, to enter into a three-year DPA with regard to a charge that it engaged in a conspiracy to violate the Health Insurance Portability and Accountability Act (“HIPAA”), and to enter into a Consent Decree with the FDA regarding the JUXTAPID REMS Program. Aegerion was sentenced by the U.S. District Court on January 30, 2018 after the judge accepted Aegerion’s guilty criminal plea. Under the terms of the Settlement, including the sentence, Aegerion is required to pay approximately $40.1 million in aggregate penalties, plus interest, over three years, including $7.2 million of restitution, a civil penalty of $4.1 million to be paid to the SEC pursuant to an SEC Judgment, and $28.8 million (including $2.7 million designated for certain states), to be paid pursuant to the Civil Settlement Agreement, which is a significant financial burden given Aegerion’s financial condition, and also is required to comply with a series of ongoing compliance obligations. Aegerion has made the required Settlement payments on the respective payment due dates. As of September 30, 2018, the total outstanding Settlement payment due was $32.8 million. The FDA Consent Decree remains subject to approval by a U.S. District Court Judge. See Note 13, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements and the “Legal Proceedings” section of our 2017 Form 10-K for further information on the Settlement and other matters.

Recent Corporate and Securities Transactions

Term Loan Agreement. On March 15, 2018, Aegerion entered into a loan and security agreement (the “Shareholder Term Loan Agreement”) with affiliates of Broadfin Capital, LLC (“Broadfin Capital”) and Sarissa Capital Management LP (“Sarissa Capital” and, together with Broadfin Capital, the “Shareholder Lenders”), pursuant to which the Shareholder Lenders made a single-draw term loan to Aegerion in an aggregate amount of $20.0 million, secured by substantially all of Aegerion’s assets (the “Shareholder Term Loan”), including a pledge of 65% of its first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain exceptions. The Shareholder Lenders or their affiliates are also investors in Novelion’s common shares, and two former members of Novelion's Board of Directors are affiliates of the Lenders. Concurrently with the execution of the Shareholder Term Loan Agreement, Novelion, Aegerion and the Lenders entered into a subordination agreement to subordinate the Shareholder Term Loan to the obligations of

Aegerion to Novelion under the Amended and Restated Senior Loan Agreement (defined below) governing the Intercompany Loan, which was secured by the same collateral as the Shareholder Term Loan. The ShareholderTerm Loan was repaid on November 8, 2018, in connection with entry into the Bridge Loans (as discussed below).

In connection with the Shareholder Term Loan Agreement, the Shareholder Lenders were issued warrants to purchase 1,818,592 Novelion common shares. The warrants have an exercise price equal to $4.40 per share, representing the volume weighted average price of Novelion common shares for the 20 trading days ended March 14, 2018, and have a term of four years. The warrants remain outstanding.

In connection with Novelion’s business combination with Aegerion in 2016, Novelion entered into a secured loan facility with Aegerion (the “Intercompany Loan Agreement”). Since the consummation of the business combination, Aegerion has continued to borrow pursuant to the terms of the Intercompany Loan Agreement. In connection with the entry into the Shareholder Term Loan Agreement, on March 15, 2018, Aegerion and Novelion entered into an amended and restated senior secured term loan agreement (the “Amended and Restated Intercompany Loan Agreement”), which amended and restated the Intercompany Loan Agreement. The aggregate outstanding principal amount of the loans and interest paid in kind under the Amended and Restated Intercompany Loan Agreement are collectively referred to as the “Intercompany Loan.” Given that the Intercompany Loan is an intercompany loan, it has been eliminated in the consolidated financial statements.

On November 8, 2018, Aegerion entered into a bridge credit agreement (the “Bridge Credit Agreement”) with certain funds managed by Highbridge Capital Management and Athyrium Capital Management, as lenders (the “Bridge Lenders”), and Cantor Fitzgerald Securities, as agent (the “Bridge Agent”), under which Aegerion borrowed from the Bridge Lenders new secured first lien term loans in cash in an original aggregate principal amount of $50.0 million (“New Money Loans”) and $22.5 million of new secured term loans that were funded, on behalf of Aegerion, to repurchase and retire an equal amount of Convertible Notes, at par, held by affiliates of the Bridge Lenders (the “Roll Up Loans”). The Roll Up Loans and the New Money Loans comprise the Bridge Loans referenced above).

The Bridge Loans mature on the earliest to occur of (i) certain restructuring or bankruptcy events, (ii) February 15, 2019, unless extended pursuant to the terms and conditions of the Bridge Credit Agreement, in which case, June 30, 2019, and (iii) the acceleration after occurrence of an event of default. The February 15, 2019 maturity date of the Bridge Loans may be extended, at Aegerion’s option, to June 30, 2019 subject to the satisfaction of all of the following conditions: (A) Aegerion must make such request in writing to the Bridge Agent no later than February 1, 2019; (B) on or before February 15, 2019, Aegerion must have paid to the Bridge Lenders an extension fee in cash equal to 3% of the amount of each Bridge Lender’s then outstanding New Money Loans; (C) Aegerion must have provided to the Bridge Lenders or their counsel a term sheet setting forth the material terms of a sale (which may include a sale or merger of Novelion and one or more of our subsidiaries (but including Aegerion), or any other transaction having a similar effect or result) of Aegerion or its assets that, in the reasonable opinion of Aegerion, may be acceptable to Aegerion and its board of directors; (D) since the closing date of the Bridge Loans (the “Closing Date”), there shall not have been any event or circumstance, either individually or in the aggregate, that has had or would reasonably be expected to have a “material adverse effect” (as defined in the Bridge Credit Agreement), except for (1) matters set forth in any public filings of Novelion prior to the Closing Date, (2) any matters disclosed on the disclosure schedules to the Bridge Credit Agreement and related documentation as of the Closing Date, (3) such events disclosed in writing to the Bridge Lenders or its financial advisor prior to the Closing Date, and (4) any event or circumstance permitted by the terms of the Bridge Credit Agreement and related documentation; and (E) at the time of the effectiveness of the extension, the representations and warranties of Aegerion and each Guarantor contained in certain sections of the Bridge Credit Agreement and the related documentation shall be true and correct in all material respects (without giving effect to any “materiality,” “material adverse effect” or similar qualifiers) on and as of such date (before and after giving effect to such extension) unless such representations and warranties specifically refer to an earlier date, in which case they shall be true and correct in all material respects as of such earlier date.

The New Money Loans accrue interest at the rate of 11.00% per annum and the Roll Up Loans accrue interest at the rate of 2.00% per annum. Following an event of default and so long as an event of default is continuing, the interest rate on each of the New Money Loans and the Roll Up Loans would increase by 2.00% per annum. Interest on the New Money Loans and the Roll Up Loans will accrue and compound quarterly in arrears and not be payable in cash until the maturity date or any earlier time that the Bridge Loans become due and payable under the Bridge Credit Agreement. Aegerion will pay a commitment fee equal to 2.00% of the New Money Loans provided on the Closing Date. The commitment fee will be paid in kind and be added to the outstanding principal amount of the New Money Loans. The New Money Loan may be prepaid, in whole or in part, by Aegerion at any time subject to payment of an exit fee (including at maturity) equal to 3.00% of the commitments with respect to New Money Loans provided by the Bridge Lenders on the Closing Date. The Roll Up Loans may be prepaid, in whole or in part, by Aegerion without premium or penalty, but only to the extent all New Money Loans have been paid in full and such prepayment of the Roll Up Loans is otherwise permitted by the Bridge Intercreditor Agreement (as defined below).

Aegerion’s obligations under the Bridge Credit Agreement are guaranteed by each domestic subsidiary of Aegerion other than Aegerion Securities Corporation, a Massachusetts corporation (the “Guarantors”), and secured by a lien on substantially all of the assets of Aegerion and the Guarantors, including a pledge of 65% of Aegerion’s and the Guarantors’ first-tier foreign subsidiaries’ equity interests and substantially all of the intellectual property and related rights in respect of MYALEPT and JUXTAPID, subject to certain contractual limitations (if any) and other exclusions set forth in the Bridge Credit Agreement and related documentation. The liens on the assets of Aegerion and the Guarantors granted to secure Aegerion’s obligations to the Bridge Lenders with respect to New Money Loans are senior to the liens granted to secure Aegerion’s obligations to Novelion with respect to the Intercompany Loan (as described in more detail below). The liens on the assets of Aegerion and the Guarantors granted to secure Aegerion’s obligations to the Bridge Lenders with respect to Roll Up Loans are junior to the liens granted to secure Aegerion’s obligations to Novelion with respect to the Intercompany Loan (as defined below). Upon consummation of certain restructuring transactions consented to by the Bridge Lenders in their discretion, the liens securing the Roll Up Loans will be terminated and released, and the Roll Up Loans will be treated as unsecured obligations of Aegerion, pari passu with the other obligations of Aegerion with respect to the Convertible Notes.

The Bridge Credit Agreement includes affirmative and negative covenants binding on Aegerion and its subsidiaries, including prohibitions on the incurrence additional indebtedness, granting of liens, certain asset dispositions, investments and restricted payments, in each case, subject to certain exceptions set forth in the Bridge Credit Agreement. The Bridge Credit Agreement also includes customary events of default for a transaction of this type, and includes (i) a cross-default to the occurrence of any event of default under material indebtedness of Aegerion, including the Convertible Notes or the Intercompany Loan, and (ii) Novelion or any of its subsidiaries being subject to bankruptcy or other insolvency proceedings. Upon the occurrence of an event of default, the Bridge Lenders may declare all of the outstanding Bridge Loans and other obligations under the Bridge Credit Agreement to be immediately due and payable and exercise all rights and remedies available to the Bridge Lenders under the Bridge Credit Agreement and related documentation.

On the Closing Date, in addition to the repurchase and cancellation of certain Convertible Notes with the proceeds of the Roll Up Loans, Aegerion used proceeds of the New Money Loans to repay, at par, (a) the amounts outstanding under the Shareholder Term Loan Agreement, in an aggregate principal amount of approximately $21.2 million and (b) principal of the Intercompany Loan in an amount of $3.5 million.

Pursuant to the Bridge Credit Agreement, if Aegerion consummates certain territorial licensing transactions, the first $15.0 million of the net cash proceeds thereof will be retained by Aegerion, with $12.0 million to be used in accordance with a proceeds reinvestment budget provided by Aegerion, and the balance to be used in accordance with a general budget of Aegerion, in each case, subject to certain restrictions. The net cash proceeds from such licensing transactions in excess of $15.0 million are required to be used by Aegerion to repay New Money Loans and the Intercompany Loan pro rata on a 58% and 42% basis, respectively.

In connection with, and as a condition to, Aegerion’s entering into the Bridge Credit Agreement, Novelion, as lender under the existing Amended and Restated Intercompany Loan Agreement consented to Aegerion’s incurrence of the Bridge Loans and the repayment of the Shareholder Term Loan, and amended the Amended and Restated Intercompany Loan Agreement (the “Consent and Amendment”). Novelion also agreed to subordinate the Intercompany Loan to the New Money Loans pursuant to a subordination agreement with the Bridge Lenders and Bridge Agent (the “Bridge Intercreditor Agreement”). Under the terms of the Bridge Intercreditor Agreement, the New Money Loans and the liens securing the New Money Loans are senior to the Intercompany Loan the liens securing the Intercompany Loan. The Intercompany Loan is not subordinated to the Roll Up Loans. Under the terms of the Bridge Intercreditor Agreement, the liens securing the Roll Up Loans rank junior to the liens securing the Intercompany Loan.

Under the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement, Aegerion is prohibited from making, and Novelion is prohibited from accepting, certain payments, such as payments in cash to Novelion, including for out-of-pocket costs incurred by Novelion, and services rendered by or on behalf of Novelion, for the benefit of Aegerion, unless such payments are approved by the lenders under the Bridge Credit Agreement (and the intercompany services agreements providing for such services cannot be amended without the prior approval of the lenders under the Bridge Credit Agreement). In addition, Aegerion has certain budgetary restrictions, and expenditures not included in an agreed-upon budget will generally require the approval of the Bridge Lenders, and if costs and revenues vary from the budget outside of certain permitted variances, it will be an event of default under the Bridge Loans and the Intercompany Loans.

In consideration for its consent to the Bridge Credit Agreement, Novelion received a consent fee of $0.2 million, representing 0.50% of the remaining outstanding principal balance of the Intercompany Loan, paid in kind and added to the outstanding principal amount of the Intercompany Loan.

Under the terms of the Consent and Amendment, the Amended and Restated Intercompany Loan Agreement was amended to, among other things, increase the interest rate on the Intercompany Loan from the current rate of 8.00% per annum to 8.50% per annum, effective as of January 1, 2019, to add Aegerion’s wholly-owned subsidiary, Aegerion Holdings, Inc. as a guarantor, require a mandatory prepayment from the proceeds of certain licensing transactions (as described above), permit the Bridge Loans to be senior to the Intercompany Loan, require the liens securing the Roll Up Loans be subordinated to the liens securing the Intercompany Loan, modify reporting requirements and other covenants to align with the limitations of the Bridge Credit Agreement, and cross-default with any event of default under the Bridge Loans or the Convertible Notes. Interest on the Intercompany Loan accrues and compounds quarterly in arrears and will not be payable in cash until the stated maturity date or any earlier time that the Intercompany Loan becomes due and payable pursuant to the terms thereof. The stated maturity date of the Intercompany Loan is July 1, 2019.

Financial Overview

•
Net revenues totaled $30.3 million and $89.7 million for the three and nine months ended September 30, 2018, primarily generated from sales of lomitapide and metreleptin. Approximately 2% of net revenues were derived from royalties on sales of lomitapide and metreleptin made by our sublicensees in the EU and other territories for the three and nine months ended September 30, 2018.

•
Cost of product sales totaled $12.5 million and $41.7 million for the three and nine months ended September 30, 2018, representing costs of selling lomitapide and metreleptin, and the intangible amortization recorded for the periods.

•
Selling, general and administrative (“SG&A”) expenses decreased from $21.4 million in the three months ended September 30, 2017 to $18.3 million in the three months ended September 30, 2018, and from $72.4 million in the nine months ended September 30, 2017 to $65.8 million in the nine months ended September 30, 2018. The decrease during the three months ended September 30, 2018 was primarily driven by the lower employee-related expenses and legal expenses, and the decrease during the nine months ended September 30, 2018 was primarily driven by the lower employee-related expenses and outsourced services spending as a result of our August 2018 Cost Reduction Plan initiatives.

•
Research and development (“R&D”) expenses decreased from $17.1 million in the three months ended September 30, 2017 to $9.0 million in the three months ended September 30, 2018, and from $37.2 million in the nine months ended September 30, 2017 to $31.2 million in the nine months ended September 30, 2018. The decrease during the three and nine months ended September 30, 2018 was primarily driven by our August 2018 Cost Reduction Plan initiatives.

•
Restructuring charges increased from $0.1 million in the three months ended September 30, 2017 to $2.2 million in the three months ended September 30, 2018, and decreased modestly from $2.5 million in the nine months ended September 30, 2017 to $2.2 million in the nine months ended September 30, 2018. The increase during the three months ended September 30, 2018 was primarily driven by the workforce reduction in our August 2018 Cost Reduction Plan.

•
We used $46.3 million of net cash to fund operating activities for the nine months ended September 30, 2018, primarily due to our net loss and to a lesser extent, working capital requirements. Cash and cash equivalents totaled approximately $27.4 million as of September 30, 2018, which included the $20.0 million of gross proceeds received from the Term Loan in March 2018, and includes $13.7 million of cash and cash equivalents held at each the Novelion level and the Aegerion level.

•
As of September 30, 2018, Novelion had approximately $27.4 million in cash on a consolidated basis, including $13.7 million at Novelion and $13.7 million at the Aegerion subsidiary level.  After giving effect to the consummation of the Bridge Credit Agreement by Aegerion and the application of proceeds from such financing and the payment of related fees and expenses, Novelion and Aegerion are anticipated to have approximately $15.7 million and $37.5 million, respectively, of cash as of November 8, 2018.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for each of the three-month periods ended September 30, 2018 and 2017, together with the changes in those items in thousands of dollars and as a percentage:

	Three Months Ended September 30,
	2018	2017	$ Increase / (Decrease)	% Change
	(in thousands)
Net revenues	$30,334	$28,669	$1,665	6%
Cost of product sales	12,531	29,505	(16,974)	(58)%
Operating expenses:
Selling, general and administrative	18,348	21,395	(3,047)	(14)%
Research and development	9,031	17,112	(8,081)	(47)%
Restructuring charges	2,151	56	2,095	NM
Total operating expenses	29,530	38,563	(9,033)	(23)%
Loss from operations	(11,727)	(39,399)	(27,672)	(70)%
Interest expense, net	(12,022)	(9,897)	2,125	21%
Other (expense) income, net	(926)	49	975	NM
Loss before provision for income taxes	(24,675)	(49,247)	(24,572)	(50)%
Provision for income taxes	(133)	(497)	(364)	(73)%
Net loss	$(24,808)	$(49,744)	$(24,936)	(50)%

NM - Not Meaningful

Net Revenues

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Lomitapide	$14,250	$15,192
Metreleptin	16,084	13,477
Total net revenues	$30,334	$28,669

Net revenues reported for the third quarter of 2018 were primarily generated from net product sales of lomitapide and metreleptin. Approximately 2% of net revenues were derived from royalties on sales of lomitapide and metreleptin made by our sublicensees in the EU and other territories.

We expect that in the near-term, our largest sources of revenues after the U.S., on a country-by-country basis, will be from sales of JUXTAPID in Japan. We have had, and expect to continue to have, named patient sales of metreleptin in Brazil, Colombia, Argentina, and a select number of other key markets, including France and Turkey. We expect net revenues from named patient sales to fluctuate significantly quarter-over-quarter given that named patient sales are derived from unsolicited requests from prescribers. In some countries, including Brazil, orders for named patient sales are for multiple months of therapy, which can lead to fluctuation in sales depending on the ordering pattern. In addition, we believe that several factors have led a significant number of patients in Brazil to discontinue therapy with our products, including local economic challenges, ongoing government investigations, an ongoing court proceeding reviewing the regulatory framework for named patient sales in Brazil, and recently implemented medical and regulatory requirements which have added complexity to the process for named patient sales in Brazil, and, for lomitapide, the regulatory approval of Amgen’s PCSK9 inhibitor product in April 2016 and the potential availability of that and other PCSK9 inhibitor products on a commercial basis in Brazil.

Lomitapide

We generated revenues from net sales of lomitapide of approximately $14.3 million for the three months ended September 30, 2018, compared to $15.2 million for the three months ended September 30, 2017. The period-over-period decrease of $0.9 million was primarily attributable to the decrease in revenues in the U.S., offset by the increase in revenues from Japan. The decrease in the U.S. was primarily attributable to the availability of PCSK9 inhibitor products, restrictions on reimbursement for our products and patients not adhering to lomitapide therapy for a variety of reasons common to chronic therapies that treat very rare diseases such as HoFH. The increased revenues in Japan during the third quarter of 2018 were primarily due to an increasing number of patients on the treatment compared to the three months ended September 30, 2017.

Future net revenues of lomitapide may be negatively affected by the availability of PCSK9 inhibitor products, in addition to the risks set forth above, in which the impact may be marginally offset in part as a result of a comparably positioned HoFH treatment having been withdrawn from the U.S. market in the second quarter of 2018.

Metreleptin

We generated revenues from net sales of metreleptin of approximately $16.1 million for the three months ended September 30, 2018, compared to $13.5 million for the three months ended September 30, 2017. Revenues generated in the third quarter of 2018 were primarily comprised of sales to patients within the U.S., as well as sales made on a named patient basis in France. The period-over-period increase of $2.6 million was primarily attributable to increase in revenues from the U.S., Brazil and other markets, primarily in France and Italy. In the U.S., the increase in revenues during the third quarter of 2018 was primarily due to the product price increase in 2018 compared to 2017, which offset the impact from a lower number of orders as a result of patient discontinuations during the third quarter of 2018 compared to the same period in 2017. For Brazil, the increase in revenues during the third quarter of 2018 was attributed to a higher number of orders for the continuation of patients' treatment as well as the number of patients on the treatment compared to the three months ended September 30, 2017. Increased revenues in France during the third quarter of 2018 were primarily due to a higher number of orders compared to the three months ended September 30, 2017; and for Italy, the increased revenues during the third quarter of 2018 were primarily due to an increasing number of patients on the treatment compared to the three months ended September 30, 2017.

Future net revenues of metreleptin are highly dependent on our ability to continue to find GL patients, to find PL patients in the EU and other markets where the PL indication may be approved, to continue to build market acceptance for MYALEPT in the U.S. and to build market acceptance in the EU, and obtaining pricing and reimbursement approvals in key markets in the EU and successfully launching MYALEPTA in the EU. In addition, we will continue to pay significant Medicaid rebates for MYALEPT, which will have a negative impact on U.S. net revenues in future periods. The degree of such impact on our overall financial performance will depend on the percentage of MYALEPT patients that have Medicaid as their primary insurance coverage and the quantity of units ordered per patient. Additionally, any delay in the manufacture of metreleptin at the facility of one of our contract manufacturers or other supply interruptions for metreleptin drug product could adversely affect our operating results and expectations for financial performance.

Cost of Product Sales

During the three months ended September 30, 2018, cost of product sales, which primarily consist of cost of producing products, royalties expense and amortization expense from the intangible assets, decreased by $17.0 million to $12.5 million, compared to $29.5 million during the three months ended September 30, 2017. During the three months ended September 30, 2018, we recorded $0.2 million of charges for excess or obsolete inventory; however, during the third quarter of 2017, we recorded $17.3 million for charges for excess or obsolete inventory, primarily driven by the change in forecasted sales activities. The charges for excess or obsolete inventory were determined based on an analysis of forecasted sales activities, product shelf-life and the estimated fair value of the inventory.

Selling, General and Administrative Expenses

During the three months ended September 30, 2018, SG&A expenses decreased by $3.1 million to $18.3 million, compared to $21.4 million during the three months ended September 30, 2017. The decrease during the third quarter of 2018 was primarily driven by the lower employee-related expenses as a result of our August 2018 Cost Reduction Plan initiatives, and legal expenses.

Research and Development Expenses

During the three months ended September 30, 2018, R&D expenses decreased by $8.1 million to $9.0 million, compared to $17.1 million during the three months ended September 30, 2017. The decrease during the third quarter of 2018 was primarily driven by lower employee-related expenses, consulting fees, and spending in clinical research as a result of our August 2018 Cost Reduction Plan initiatives.

Restructuring Charges

As a result of our August 2018 Cost Reduction Plan, which included a workforce reduction, we incurred restructuring charges of $2.2 million during the three months ended September 30, 2018, which include consulting fees related to the restructuring event and termination benefits principally comprised of severance payments. The charges will be paid out over the next 12 months, and we do not anticipate any significant additional charges relating to this workforce reduction. During the three months ended September 30, 2017, we incurred less than $0.1 million in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the acquisition of Aegerion.

Interest Expense, net

Interest expense, net totaled $12.0 million during the three months ended September 30, 2018, an increase of $2.1 million compared to the third quarter of 2017. The increase in interest expense in the three months ended September 30, 2018 was primarily attributable to the amortization of debt discount on the Convertible Notes and, to a lesser degree, the accrued interest related to the Term Loan Agreement entered into on March 15, 2018 and interest due on amounts owed to the DOJ and SEC. Interest expense includes non-cash components totaling $10.4 million and $8.4 million in the three months ended September 30, 2018 and 2017, respectively.

Other (Expense) Income, net

Other expense, net was $0.9 million during the three months ended September 30, 2018, an increase of $1.0 million compared to the three months ended September 30, 2017. The increase in expense was primarily due to higher loss from foreign currency transactions, partially offset by the gain attributable to the change in the fair value of the embedded derivative liability on the Term Loan.

Provision for Income Taxes

The provision for income taxes was $0.1 million for the three months ended September 30, 2018, compared to $0.5 million for the three months ended September 30, 2017. The decrease was primarily related to a decrease in the U.S. state tax expense during the period.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for each of the nine-month periods ended September 30, 2018 and 2017, together with the changes in those items in thousands of dollars and as a percentage:

	Nine Months Ended September 30,
	2018	2017	$ Increase / (Decrease)	% Change
	(in thousands)
Net revenues	$89,722	$99,530	$(9,808)	(10)%
Cost of product sales	41,739	60,227	(18,488)	(31)%
Operating expenses:
Selling, general and administrative	65,773	72,360	(6,587)	(9)%
Research and development	31,157	37,236	(6,079)	(16)%
Restructuring charges	2,151	2,541	(390)	(15)%
Total operating expenses	99,081	112,137	(13,056)	(12)%
Loss from operations	(51,098)	(72,834)	(21,736)	(30)%
Interest expense, net	(34,501)	(28,722)	5,779	20%
Other (expense) income, net	(1,961)	176	2,137	NM
Loss before provision for income taxes	(87,560)	(101,380)	(13,820)	(14)%
Provision for income taxes	(1,338)	(762)	576	76%
Net loss	$(88,898)	$(102,142)	$(13,244)	(13)%

Net Revenues

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Lomitapide	$43,886	$51,930
Metreleptin	45,836	47,600
Total net revenues	$89,722	$99,530

Net revenues reported during the nine months ended September 30, 2018 were primarily generated from net product sales of lomitapide and metreleptin. Approximately 2% of net revenues were derived from royalties on sales of lomitapide and metreleptin made by our sublicensees in the EU and other territories.

Lomitapide

We generated revenues from net sales of lomitapide of approximately $43.9 million during the nine months ended September 30, 2018, compared to $51.9 million during the nine months ended September 30, 2017.

The period-over-period decrease of $8.0 million was primarily attributable to a $5.0 million decrease in the U.S., $5.9 million decrease in Brazil, and a $1.6 million decrease in Greece, offset by a $4.0 million increase in Japan, where we launched in late 2016. The decrease in the U.S. was primarily attributable to the availability of PCSK9 inhibitor products and restrictions on reimbursement for our products. There were no orders from Brazil during the nine months ended September 30, 2018, compared to sales of $5.9 million during the comparable period in 2017. For Greece, the revenues earned during the nine months ended September 30, 2017 represented the cash received in 2017 from the product sales prior to December 2016, as collectability was not reasonably assured at the time of the product sales. As a result of the out-licensing agreement executed with Amryt Pharma plc (“Amryt”) in December 2016, we did not recognize any product sales in Greece; since that time, we have earned revenues from royalties on sales of lomitapide made by Amryt. Increased revenues in Japan during the nine months ended September 30, 2018 were primarily due to an increased number of patients on the treatment compared to the nine months ended September 30, 2017.

Metreleptin

We generated revenues from net sales of metreleptin of approximately $45.8 million for the nine months ended September 30, 2018, compared to $47.6 million for the nine months ended September 30, 2017. Revenues generated for the nine months ended September 30, 2018 were primarily comprised of sales to patients within the U.S., as well as sales made on a named patient basis in Brazil, France and Turkey. The $1.8 million period-over-period decrease was primarily due to the decrease in revenues in the U.S. and Brazil, partially offset by an increase in revenues from other markets, primarily in France, Germany, Italy and Turkey. The lower 2018 U.S. revenues was primarily due to the decline in shipments as a result of the number of patients who discontinued metreleptin therapy; in addition, the decrease in U.S. revenues was attributable to a one-time revenue recognition of $2.3 million in the second quarter of 2017, resulting from changing method of revenue recognition on sales of MYALEPT within the U.S from the sell-through to the sell-in method. See Note 2 - Revenue Recognition, in the Notes to Unaudited Condensed Consolidated Financial Statements for more information. The decrease in Brazil revenues was attributable to the local medical and regulatory requirements which have added complexity to the process for named patient sales in Brazil and resulted in lower orders during the nine months ended September 30, 2018. Increased revenues in France and Turkey during the nine months ended September 30, 2018 were both primarily due to a higher number of orders compared to the nine months ended September 30, 2017. Additionally, revenues in Germany and Italy increased during the nine months ended September 30, 2018 primarily due to an increasing number of patients on the treatment.

Cost of Product Sales

During the nine months ended September 30, 2018, cost of product sales, which primarily consist of cost of producing products, royalties expense and amortization expense from the intangible assets, decreased by $18.5 million to $41.7 million, compared to $60.2 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we recorded $0.2 million of charges for excess or obsolete inventory; however, during the nine months ended September 30, 2017, we recorded $18.9 million for charges for excess or obsolete inventory, primarily driven by the change in forecasted sales activities. The charges for excess or obsolete inventory were determined based on an analysis of forecasted sales activities, product shelf-life and the estimated fair value of the inventory.

Selling, General and Administrative Expenses

During the nine months ended September 30, 2018, SG&A expenses decreased by $6.6 million to $65.8 million, compared to $72.4 million for the nine months ended September 30, 2017. The decrease during the nine months ended September 30, 2018 was primarily driven by the lower employee-related expenses and outsourced services spending as a result of our August 2018 Cost Reduction Plan initiatives.

Research and Development Expenses

During the nine months ended September 30, 2018, R&D expenses totaled $31.2 million, compared to $37.2 million for the nine months ended September 30, 2017. The $6.0 million decrease was primarily driven by the lower outsourced services spending as a result of our August 2018 Cost Reduction Plan initiatives.

Restructuring Charges

As a result of our August 2018 Cost Reduction Plan, which included a workforce reduction, we incurred restructuring charges of $2.2 million during the nine months ended September 30, 2018, which include consulting fees related to the restructuring event and termination benefits principally comprised of severance payments. The charges will be paid out over the next 12 months, and we do not anticipate any significant additional charges relating to this workforce reduction. During the nine months ended September 30, 2017, we incurred $2.5 million in restructuring charges related to the consolidation of similar positions during the integration of the business subsequent to the acquisition of Aegerion.

Interest Expense, net

Interest expense, net totaled $34.5 million during the nine months ended September 30, 2018, an increase of $5.8 million compared to the nine months ended September 30, 2017. The period-over-period increase was primarily attributable to the amortization of debt discount on the Convertible Notes and, to a lesser degree, the accrued interest related to the March 2018 Term Loan and interest due on amounts owed to the DOJ and SEC during the nine months ended September 30, 2018. Interest expense includes non-cash components totaling $29.5 million and $24.2 million in the nine months ended September 30, 2018 and 2017, respectively.

Other (Expense) Income, net

Other expense, net totaled $2.0 million during the nine months ended September 30, 2018, an increase of $2.2 million compared to the nine months ended September 30, 2017. During the nine months ended September 30, 2018, other expense, net was primarily attributed to higher loss from foreign currency transactions, partially offset by the gain attributable to the change in the fair value of the embedded derivative liability on the Term Loan. During the nine months ended September 30, 2017, other income, net was primarily due to a gain realized in the three months ended September 30, 2017 related to the dissolution of our legal entity in Mexico.

Provision for Income Taxes

The provision for income taxes totaled $1.3 million for the nine months ended September 30, 2018, compared to $0.8 million for the nine months ended September 30, 2017. The increase was primarily related to the increase in deferred tax expense, which relates to the establishment of a valuation on our foreign deferred tax assets during the second quarter of 2018. The increase was partially offset by a decrease in U.S. state tax expense during the third quarter of 2018 compared to the comparable period in 2017.

Liquidity and Capital Resources

During the three and nine months ended September 30, 2018, we generated $30.3 million and $89.7 million of net revenues, respectively. As of September 30, 2018, we had $27.4 million in cash and cash equivalents on hand, including $13.7 million in cash and cash equivalents on hand at the Aegerion level and a comparable amount at the Novelion level.

Cash proceeds from the revenues generated from sales of lomitapide and metreleptin have been insufficient to finance our operating and capital expenditures and, as such, Aegerion has incurred substantial debt, including the 2% Convertible Notes due August 2019, the $72.5 million outstanding under the Bridge Loans and the $36.8 million outstanding Intercompany Loan. Although we believe that the August 2018 Cost Reduction Plan, together with the funds from the New Money Loans, will provide Aegerion with sufficient financing to meet its immediate operational needs and obligations through February 15, 2019, we do not have sufficient cash to meet all of our longer-term obligations. There is no guarantee that Aegerion will be able to successfully refinance its debt, or that either Novelion or Aegerion will be able to otherwise raise capital to continue to operate as a standalone business, all of which is highly speculative. These debt arrangements are described in more detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Corporate and Securities Transactions” section of this Form 10-Q and impose restrictions on Novelion’s and Aegerion’s operations and use of cash.

Under the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement, Aegerion is prohibited from making, and Novelion is prohibited from accepting, certain payments, including as follows. The payment of principal and interest on the Intercompany Loan is subordinated to the prior payment in full of the New Money Loans, except that Aegerion may pay, and Novelion may accept, (i) interest, fees and reimbursements for costs paid in kind and compounded to the principal of the Intercompany Loan, (ii) principal prepayments in cash of $3.5 million on the Closing Date under the Bridge Credit Agreement and, subject to certain conditions, an amount equal to 42% of net proceeds in excess of $15.0 million received from certain licensing transactions permitted under the Bridge Credit Agreement, subject to certain conditions, and (iii) reimbursement payments in cash for costs, fees and expenses incurred by Novelion in its capacity as lender under the Intercompany Loan, to the extent approved by the lenders under the Bridge Credit Agreement. Aegerion is prohibited from making, and Novelion is prohibited from accepting, payments for shared services and shared costs without the consent of the Bridge Lenders under the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement (as described below).

In addition, as further described in Note 13, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements, Aegerion entered into agreements with, among other state and federal agencies, the DOJ and the SEC in September 2017, and received a federal criminal sentence in January 2018, that collectively require Aegerion to pay approximately $40.1 million in civil penalties, restitution and settlement amounts (plus interest) over three years. Payments have reduced this liability to $32.8 million as of September 30, 2018.

Also, following Novelion’s business combination with Aegerion, and in connection with certain intercompany agreements with certain of our subsidiaries, we agree to provide, and such subsidiaries agree to provide, certain services to each other in respect of the on-going management, administration and operation of our respective businesses. Costs for such services are allocated among the parties based upon the fair market value of the services provided, plus out of pocket costs and expenses, with an allocation methodology reviewed on a quarterly basis. Amounts due are invoiced on a quarterly basis and payment is due within 60 days. As a result of such intercompany agreements there are frequently net accounts payable and net accounts receivable as between and among us and such subsidiaries, and Aegerion is prohibited from making cash payments to Novelion without the consent of the Bridge Lenders pursuant to the terms of the Bridge Credit Agreement and the Bridge Intercreditor Agreement. Thus, Novelion may not have access to payment in from cash held at the Aegerion level regardless of its obligations under the shared services agreements, which may result in Novelion incurring out-of-pocket and other costs. The Bridge Credit Agreement also provides that these shared services agreements cannot be modified or terminated without the approval of the Bridge Lenders, and any termination of them by Novelion may trigger an event of default under the Bridge Loans.

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

Cash Flows

The following table summarizes the major sources and uses of cash and cash equivalents for the periods set forth below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by/(used in):
Operating activities	$(46,257)	$(39,104)
Investing activities	(435)	(723)
Financing activities	19,688	174
Effect of exchange rates on cash	(1,048)	1,227
Net decrease in cash and cash equivalents	$(28,052)	$(38,426)

Cash Used in Operating Activities

Net cash used in operating activities totaled $46.3 million in the nine months ended September 30, 2018 compared to $39.1 million in the nine months ended September 30, 2017. The $7.2 million increase in operating cash outflows was primarily attributable to the investment in working capital, offset by the lower net loss (excluding non-cash charges) in the nine months ended September 30, 2018.

Cash Used in Investing Activities

During the nine months ended September 30, 2018, cash flows used in investing activities totaled $0.4 million, primarily used for capital expenditures.

Cash Provided by Financing Activities

During the nine months ended September 30, 2018, cash flows provided by financing activities totaled $19.7 million. Sources of cash in the period included gross proceeds from the Term Loan Agreement of $20.0 million, entered back in March 15, 2018, offset by the related issuance costs incurred, as well as $0.4 million proceeds from issuance of approximately 132,000 shares that were acquired by employees in the second quarter of 2018, pursuant to the Employee Stock Purchase Plan.

Funding Requirements

Our need to raise additional capital in the near term, the size of any such financings and the availability and terms of any such financings (if available), will depend on many factors, including:

•
Aegerion’s ability to restructure its existing debt obligations scheduled to mature in mid-2019 (which restructuring would likely include a debt for equity swap) on the timing required by the maturity of the Bridge Loans, including its ability to extend the maturity of the Bridge Loans;

•
the timing and costs of satisfying Aegerion’s debt obligations, including interest payments and any amounts due upon the maturity of such debt, including under the Bridge Loans, the Intercompany Loan and the Convertible Notes;

•
the outcome of our comprehensive review of financial and strategic alternatives, which is highly speculative, including whether any resulting transaction would cause Novelion and/or Aegerion to use the protections of applicable bankruptcy laws to effectuate such an alternative;

•
the financial position of our subsidiaries, including Aegerion, who may have insufficient capital to meet their respective capital needs, as well as our ability to access or utilize cash and cash equivalents held by our subsidiaries on a timely basis, or at all, especially as a result of the restrictions in the Bridge Credit Agreement;

•
the success of our commercialization efforts and the level of revenues generated from sales of lomitapide and metreleptin in the U.S., metreleptin in the EU and lomitapide in other key countries where it is approved and being commercialized, including Japan;

•
the status and our ability to comply with the obligations, of ongoing or recently concluded government investigations and lawsuits, such as the Settlement of the JUXTAPID investigations, including relevant obligations, the disclosure of possible or actual outcomes, and the negative publicity surrounding such matters, and the costs associated with the resolution of these investigations and lawsuits, including the civil penalties, restitution and settlement amounts discussed in Note 13, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements, the cost of implementing and complying with the CIA, the DPA, and the FDA Consent Decree and criminal probation terms, and the costs and expenses associated with any other investigations or litigation that arise out of these investigations, lawsuits or the Settlement;

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

•	managing our costs and expenses to better align with our revenues so as to further our objective of becoming cash flow positive and generating positive EBITDA at the Aegerion level;

•
our ability to provide security to collateralize any financings, which may be required by lenders as a condition to providing us with any funding, particularly given the fact that substantially all of Aegerion’s assets have been pledged as collateral under the Bridge Loans and the Intercompany Loan Agreement, including the intellectual property of metreleptin and lomitapide;

•
gaining regulatory and pricing and reimbursement approvals to market our products in their currently approved indications in countries in which the products are not currently approved and/or reimbursed, where it makes business sense to seek such approval, without significant restrictions, discounts, caps or other cost containment measures, including regulatory approvals of metreleptin for PL in the U.S. and pricing and reimbursement approvals;

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

•
whether we are successful in our efforts to defend ourselves in, or to settle on acceptable terms, any significant litigation or threatened litigation, including litigation that may result, directly or indirectly, from the Settlement; and

•
the cost of our current and future observational cohort studies and other post-marketing commitments, including to the FDA, the EMA, including the multiple post-marketing commitments required in the approval of MYALEPTA in the EU, and in any other countries where our products are ultimately approved.

Even if we generate sufficient funds to support our ongoing operations, we may not be able to generate sufficient funds to pursue current or future operating plans to improve our revenues, balance sheet or capital structure, which will adversely affect our ability to generate additional funds in the future. There can be no assurance that external funds will be available on favorable terms, if at all.

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

Item 4.        Controls and Procedures

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

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of September 30, 2018 were not effective due to the material weakness identified in fiscal year 2016 in our internal control over financial reporting process as we did not design and maintain sufficiently precise or effective review and approval controls over the forecasts used to develop management estimates.

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

Changes to Internal Control over Financial Reporting

Except for the continued remediation efforts of the previously identified material weakness as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 13, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.

Item 1A.     Risk Factors

As of the date of the filing of this Form 10-Q, there have been no material changes to our risk factors as last reported under Item 1A of our 2017 Form 10-K (the “Risk Factors”), except as provided below. The Risk Factors, as supplemented by the risk factors described below, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may materially adversely affect our business, products, financial condition and operating results.

We may be unable to continue as a going concern, especially if we are unable to refinance our indebtedness or otherwise secure additional funding.

We incurred a net loss of $88.9 million and used $46.3 million in cash to fund operating activities for the nine months ended September 30, 2018. Our operating subsidiary, Aegerion (where substantially all of our assets and operations reside) has substantial outstanding liabilities and commitments, including $302.5 million in outstanding principal under its Convertible Notes, the $72.5 million outstanding under the new Bridge Loans, $36.8 million outstanding under the Intercompany Loan, as well as the amounts owing under the Settlement. We, including Aegerion, have limited available cash and other liquid assets. As a result of our anticipated operating cash usage and maturities of outstanding debt and financial obligations, these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that our Unaudited Condensed Consolidated Financial Statements are issued. Our ability to continue as a going concern is dependent upon our ability to restructure or refinance a substantial portion of Aegerion’s outstanding debt as it matures and/or seek funding through equity and/or debt financings, strategic alliances, asset sales and/or other sources, and our ability to identify and pursue such an alternative, as described below, is highly speculative. Our ability to restructure or refinance Aegerion’s debt, or otherwise seek funding, will depend on factors outside of our control, including the conditions in the capital and debt markets, as well as our financial condition at such time. Any refinancing of Aegerion’s debt or new funding sources could be at higher interest rates, may require us to comply with more onerous covenants or have other unfavorable terms, which could further restrict our business operations. For example, under the terms of the new Bridge Credit Agreement, Aegerion the payment of principal and interest on the Intercompany Loan is subordinated to the prior payment in full of the New Money Loans (subject to limited exceptions) and Aegerion is prohibited from making payments in cash to Novelion, including for out-of-pocket costs incurred by Novelion, and services rendered by or on behalf of Novelion, for the benefit of Aegerion, unless such payments are approved by the lenders under the Bridge Credit Agreement. There is no assurance that we will be able to refinance or extend principal payments of Aegerion’s debt due at maturity or pay Aegerion’s debt with proceeds of other funding sources. Any inability to obtain additional funds or alternative financing on acceptable terms and on a timely basis would likely cause us to be unable to meet our payment obligations and other capital commitments, which could have a material adverse effect on our business, financial condition and results of operations and on our ability to continue to as a going concern. Further, even if we are able to successfully restructure the debt or otherwise obtain additional funds or alternative financing on acceptable terms and on a timely basis, we may still be unable to generate sufficient cash to support our operations, including our considerable liabilities and commitments, which could cause us to be unable to continue as a going concern.

There is a significant risk that Aegerion will not be able to repay or refinance the Convertible Notes when they mature. As a result, Novelion and Aegerion are considering transactions that could leave our current shareholders with little or no financial ownership of Novelion.

Aegerion’s Convertible Notes mature on August 15, 2019. Given our stock price, the holders of the Convertible Notes are unlikely to exercise their conversion right. As a result, we assume that, absent the execution of a strategic transaction or comprehensive capital structure solution, we will be required under the terms of the Convertible Notes to repay the full $302.5 million principal amount currently outstanding at maturity. Based on our currently anticipated operating results, however, and even taking into account the recent cost-reduction initiatives we have implemented and product revenues that we forecast, we will not be able to repay the Convertible Notes. Accordingly and as discussed above, we are currently considering alternatives to the repayment of the Convertible Notes in cash, including alternatives that could result in leaving our current shareholders with little or no financial ownership of Novelion. Our Board of Directors will consider strategic alternatives that might be presented by third parties, the terms of which could dilute the ownership interest of our existing shareholders, may include liquidation or other preferences that adversely affect the rights of our shareholders, or may not provide any value for our shareholders at all (such as an out of court debt for equity swap or a transaction effected pursuant to the bankruptcy laws of the United States and/or Canada).

Even with the infusion of cash from the New Money Loans, we may not have sufficient cash to support our business, including servicing Aegerion’s debt, and will need to raise substantial additional capital in the near term. If additional capital is not available at all or on acceptable terms when we need it, we will have to delay, further reduce or even cease operations.

Aegerion’s level of indebtedness, the significant negative impact of PCSK9 inhibitor products on U.S. JUXTAPID sales, the payments by Aegerion to the government under the Settlement, and the costs and expenses Aegerion has incurred, and expects to continue to incur, in connection with the JUXTAPID Investigations and other ongoing government investigations and related matters have significantly diminished and are expected to further significantly diminish the capital we have to fund anticipated and unanticipated expenses. These significant expenses coupled with our current and expected revenue levels could leave us with insufficient cash to sustain our operations.

Accordingly, we will likely need to seek additional capital through further refinancing, a wholesale recapitalization, or any other available debt and/or equity financing alternatives to improve our cash position and fund our operations. We may not be able to obtain additional capital when we need it, or such capital may not be available on terms that are favorable to us, particularly while the Convertible Notes, the Intercompany Loan and new Bridge Loans are outstanding. Our capital structure, including the allocation of assets (including cash) and obligations between Novelion and Aegerion, could also impede our access to cash and financing, especially given the terms of the Bridge Credit Agreement, which generally prohibits cash payments from Aegerion to Novelion; and, further, each company has its own liquidity needs, which may not be aligned. Aegerion’s ability to refinance its indebtedness and otherwise comply with its obligations will depend on the debt and capital markets, which are unpredictable, and our financial condition on a consolidated basis at such time. Aegerion may not be able to engage in any cash generating activities or engage in these activities on desirable terms, which could cause a default on these debt obligations, resulting in a materially adverse effect on our consolidated business. Even if Aegerion is able to generate cash, restrictions in the new Bridge Loans on Novelion’s ability to receive cash from Aegerion, including in connection with the shared services agreements between Novelion and Aegerion, are likely to prevent Novelion from accessing such cash, which would have a material and adverse effect on Novelion’s shareholders.

We announced that Aegerion has engaged advisors (who advised on the Bridge Credit Agreement) to undertake a comprehensive review of Aegerion’s capital structure and that Novelion and Aegerion have engaged advisors, respectively, to explore and advise the companies on all available financial and strategic options, such as a restructuring of Aegerion’s Convertible Notes (including a restructuring that would likely involve a debt for equity swap), a sale or merger of Novelion or Aegerion, or the sale or other disposition of certain businesses or assets, including territorial licensing transactions.

Such alternatives, if available, may require us to further reduce the size of our workforce and further curtail operations and development activities.

We may be unable to service, restructure or refinance Aegerion’s debt, obtain additional financing, and our financial and strategic review process might not be successful and we may be required to delay, reduce or cease operations. Even if we were able to obtain additional financing, we may be unable to resume the research and development efforts and other growth initiatives that were curtailed as a result of our cost-reduction plans, which efforts are critical to any future growth of our business. Any inability to obtain additional financing, in any amount, would harm our business, financial condition and operating results.

The terms of the new Bridge Loans are onerous and may have a material adverse effect on Novelion’s business and operations.

As discussed above, in connection with the new Bridge Loans, Novelion entered into an amendment to the Amended and Restated Intercompany Loan Agreement and consented to Aegerion’s entry into the Bridge Credit Agreement, providing that the Intercompany Loan and the Roll Up Loans are pari passu in right of payment (but not in terms of liens) and providing that payments on the Intercompany Loan are limited in certain respects, including that interest will be paid in kind; fees, costs and expenses may accrue but cannot be paid in cash or in kind and that principal may not be paid (except $3.5 million of principal that was paid in connection with the closing of the Bridge Loans and certain proceeds received from certain territorial licensing transactions may be used to repay the Intercompany Loan unless Novelion is in violation of the subordination agreement). Further, such payments cannot be used to challenge the debt claims of the Bridge Lenders. Also in connection with the Bridge Loans, Novelion has agreed that it will not receive payments in cash for services provided under the shared services agreements with Aegerion, unless approved by the Bridge Lenders, and Novelion is required to continue to perform services and pay Aegerion in cash for services Aegerion provides to Novelion. Further, under the subordination agreement with the Bridge Lenders, Novelion in its capacity as a secured lender to Aegerion has limited rights to raise certain challenges vis-à-vis the Bridge Lenders in a bankruptcy proceeding of Aegerion and its subsidiaries. Additionally, the Bridge Credit Agreement imposes strict and burdensome budget constraints on Aegerion, and Aegerion is required to obtain the Bridge Lenders’ approval for matters not contemplated by the agreed-upon budget, and if costs and revenues vary from the budget outside of certain permitted variances, it will be an event of default under the Bridge Loans and the Intercompany Loans. Such restrictions will substantially restrict Novelion’s ability to generate cash and operate the business of its operating subsidiary, and provides Novelion with limited recourse. Because Novelion and the Bridge Lenders have competing interests, we may be unable to pursue efforts or alternatives that we deem necessary and in the best interest of our business, which could have a material adverse effect on our business and operations and on any value attributable to our shareholders.

If we are no longer able to meet the listing requirements of the NASDAQ Global Select Market, our stock may be delisted.

The NASDAQ Global Select Market (“NASDAQ”), on which our common shares are listed and traded, has listing requirements that include a $1.00 minimum closing bid price requirement. NASDAQ will issue a deficiency notice if an issuer is in violation of a listing standard for a period of 30 consecutive days. Our stock has recently traded below $1.00. If our stock continues to trade below $1.00 for 30 consecutive days, or if we fail to satisfy other listing requirements, NASDAQ may elect, subject to any potential cure periods, to initiate a process that could delist our common shares from trading on the NASDAQ. Should such a delisting occur, it would adversely impact the liquidity and price of our common shares, impede our ability to raise capital and would constitute a fundamental change under our Convertible Notes, giving the holders of the Convertible Notes the right to require the repurchase of their notes for cash, which could lead to an event of default as described above.

Our future success depends on our ability to hire and retain our key executives and to attract, retain, and motivate qualified personnel, which has been impacted by our workforce and cost reductions and cash, capital structure and financing challenges. We may encounter difficulties in managing our business, and meeting our goals and objectives, even the streamlined post-August 2018 workforce and cost reduction goals and objectives, with limited personnel and cash resources.

Our ability to continue our operations depends upon retaining, recruiting and motivating employees, especially our management team. Experienced employees in the biopharmaceutical and biotechnology industries are in high demand and competition for their talents can be intense, especially in the location of Aegerion’s U.S. headquarters, the Cambridge, Massachusetts area.  We have entered into employment agreements with our executive officers and certain other employees, but any employee may terminate his or her employment with us at any time. Our August 2018 workforce and cost reductions, in conjunction with our January 2018 workforce reductions, continuing turnover in the wake of our August 2018 reductions, including executive turnover, our and Aegerion’s cash, capital structure and financing challenges, including those set forth in the risk factors above, may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on our strategies and goals. The loss of the services of any of these executives or key employees, or our inability to recruit desirable candidates or find adequate third parties to perform such services on reasonable terms and on a timely basis, could impede our operations, including the more streamlined objectives coming out of our August 2018 workforce and cost reductions, and could have a negative impact on our stock price. Aegerion’s workforce reductions in 2016 in connection with its cost-reduction plan, and the attrition thereafter, along with our workforce reductions in January 2018 and workforce and cost reductions in August 2018, have resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, which have had and could continue to have an adverse effect on our operations. The August 2018 workforce and cost reductions further resulted in the suspension of activities related to the development of metreleptin in additional indications and potential development work on additional lomitapide indications, which has exacerbated the risk of not being able to retain key employees and executives, particularly those in our research and development teams. The suspension of these development activities has also led to significant and indefinite delays in these development programs, which may, along with the other development and commercialization risks set forth in the Risk Factors, as supplemented in this risk factors section, impact the ultimate development timelines and success, and the potential commercialization of our products in these potential indications. In addition, with the approval if MYALEPTA in the EU in August 2018, we have significant additional operational needs and requirements. For example, we are pursuing pricing and reimbursement approvals in key EU markets, preparing for launches in key EU markets, and working to implement several EU post-marketing commitments, including a pediatric study in GL patients, an immunogenicity study, a post-approval study in PL and the global registry study for metreleptin. While the August 2018 workforce and cost reductions were primarily focused on U.S. employees and corporate-level projects and activities, our U.S. teams play an integral role in supporting the efforts of the EU team, particularly in the areas of pricing and reimbursement and implementing post-marketing commitments. Any failure to meet our post-marketing commitments or inability to effectively launch in key EU markets where we are able to launch or to obtain pricing and reimbursement approvals in key EU markets, along with the other applicable risks set forth in in Risk Factors, as supplemented in this risk factors section, could have an adverse effect on our operations and impact our ability to commercialize MYALEPTA in the EU. We may also lose out on other business opportunities, not be able to comply with other business requirements, and face reduced productivity among remaining employees, if employees are distracted, if morale is low, if employee attrition continues, if workloads are too burdensome or if continuing employees or third party consultants are not available on a timely basis, or at all, or unfamiliar with the tasks at hand.  Any significant impact of the risks described in this risk factor could negatively impact our financial performance and our ability to develop and commercialize lomitapide and metreleptin successfully.

Item 6.        Exhibits

10.1	Novelion Therapeutics Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed with the Commission on July 11, 2018).
10.2
Amendment to Employment Agreement dated as of July 16, 2018 by and between Novelion Services USA, Inc. and Michael D. Price (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2018).

10.3*
Bridge Credit Agreement, dated as of November 8, 2018 among Aegerion Pharmaceuticals, Inc., the lender parties named therein and Cantor Fitzgerald Securities (refiled herewith to correct a scrivener’s error in the definition of Permitted Uses in Section 1.01 in the version filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.4
Amendment No. 1 to and Consent under the Amended and Restated Loan and Security Agreement, dated November 8, 2018, entered into by and among Aegerion Pharmaceuticals, Inc., Aegerion Pharmaceuticals Holdings, Inc. and Novelion Therapeutics Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

10.5
Subordination Agreement, made as of November 8, 2018, by and between Cantor Fitzgerald Securities, the signatory lenders thereto, Novelion Therapeutics Inc. and Novelion Services USA, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018).

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

NOVELION THERAPEUTICS INC.
(Registrant)

Date: November 9, 2018	By:	/s/ Jeffrey Hackman
Jeffrey Hackman
Principal Executive Officer

Date: November 9, 2018	By:	/s/ Michael D. Price
Michael D. Price
Principal Financial Officer